Form 10-Q
period 2005-04-01
Dolby Laboratories, Inc.
filed 2005-05-13
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      To

Commission File Number: 001-32431

DOLBY LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0199783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Potrero Avenue

San Francisco, CA 94103-4813

(Address of principal executive offices, Zip Code)

(415) 558-0200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On May 3, 2005, the Registrant had 31,625,000 shares of Class A common stock and 71,644,278 shares of Class B common stock outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 24, 2004	April 1, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,711	$350,650
Accounts receivable, net	18,257	18,824
Accounts receivable from related parties	1,927	225
Inventories	7,163	8,195
Income tax receivable	4,246	145
Deferred income taxes	30,813	34,593
Prepaid expenses and other current assets	3,640	3,038

Total current assets	144,757	415,670
Property, plant and equipment, net	72,333	78,028
Intangible assets, net	6,778	18,109
Goodwill	22,030	23,200
Long-term deferred income taxes	6,669	6,812
Other assets	9,299	8,122

Total assets	$261,866	$549,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$56,540	$62,392
Accounts payable and accrued royalties due to related parties	291	7,688
Income taxes payable	3,793	2,348
Current portion of debt	1,290	1,347
Deferred revenues	2,562	2,544

Total current liabilities	64,476	76,319
Long-term debt	13,580	13,131
Other non-current liabilities	23,283	23,723

Total liabilities	101,339	113,173
Controlling interest	17,200	18,257

Stockholders’ equity:
Class A common stock	—	32
Class B common stock	87	71
Additional paid-in capital	48,731	300,963
Deferred stock-based compensation	(33,728)	(32,745)
Retained earnings	125,076	145,783
Accumulated other comprehensive income	3,161	4,407

Total stockholders’ equity	143,327	418,511

Total liabilities and stockholders’ equity	$261,866	$549,941

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 26, 2004	April 1, 2005	March 26, 2004	April 1, 2005
	(unaudited)
Revenue:
Licensing	$58,948	$64,717	$106,747	$126,908
Product sales	14,386	14,807	27,778	31,294
Production services	5,357	5,577	9,589	11,162

Total revenue	78,691	85,101	144,114	169,364

Cost of revenue:
Cost of licensing	15,105	14,062	27,886	30,211
Cost of product sales (1)	7,717	7,472	14,613	16,284
Cost of production services (1)	1,931	2,181	3,518	4,196

Total cost of revenue	24,753	23,715	46,017	50,691

Gross margin	53,938	61,386	98,097	118,673
Operating expenses:
Selling, general and administrative (1)	26,301	35,610	46,393	68,467
Research and development (1)	5,700	7,740	10,634	16,029
Settlements	—	—	—	(2,000)
In-process research and development	1,540	—	1,540	—

Total operating expenses	33,541	43,350	58,567	82,496

Operating income	20,397	18,036	39,530	36,177
Other income, net	156	751	380	1,038

Income before provision for income taxes and controlling interest	20,553	18,787	39,910	37,215
Provision for income taxes	8,124	8,000	14,949	15,743

Income before controlling interest	12,429	10,787	24,961	21,472
Controlling interest in net income	(70)	(457)	(356)	(765)

Net income	$12,359	$10,330	$24,605	$20,707

Basic net income per share	$0.14	$0.11	$0.29	$0.23
Diluted net income per share	$0.14	$0.10	$0.27	$0.20
Shares used in basic net income per share computation	85,432	94,806	85,221	90,649
Shares used in diluted net income per share computation	90,986	105,544	90,770	101,573

Expense for royalties payable to related party	$9,960	$7,657	$18,829	$18,710
Expense for rent payable to related party	2,196	2,306	4,368	4,478

(1)	Stock-based compensation included above in the fiscal quarters and fiscal year-to-date periods ended March 26, 2004 and April 1, 2005 was classified as follows:

Cost of product sales	$—	$56	$—	$110
Cost of production services	—	30	—	56
Selling, general and administrative	2,130	4,603	2,134	6,790
Research and development	—	570	—	1,251

Total stock-based compensation	$2,130	$5,259	$2,134	$8,207

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year-to-Date Ended
	March 26, 2004	April 1, 2005
	(unaudited)
Operating activities:
Net income	$24,605	$20,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,806	5,141
Stock-based compensation expense	2,134	8,207
Provision for doubtful accounts	(121)	170
Loss on disposition of property, plant and equipment	23	188
Gain on interest rate swap agreements	(39)	(445)
Equity in the loss of unconsolidated affiliates	157	244
Controlling interest in net income of consolidated affiliates	356	765
In-process research and development	1,540	—
Deferred income taxes	(4,006)	(3,923)
Changes in operating assets and liabilities:
Accounts receivable	(2,285)	1,193
Inventories	(862)	(849)
Prepaid expenses and other assets	1,041	1,832
Accounts payable and accrued expenses	(1,072)	5,463
Accounts payable and accrued royalties due to related parties	2,335	7,388
Income taxes	3,485	2,549
Deferred revenue	(1,475)	197
Other non-current liabilities	317	369

Net cash provided by operating activities	29,939	49,196

Investing activities:
Purchases of property, plant and equipment	(3,864)	(9,138)
Acquisitions, net of cash acquired	(12,683)	(1,446)
Purchase of intangible assets	—	(11,773)
Proceeds from sale of equipment	—	39

Net cash used in investing activities	(16,547)	(22,318)

Financing activities:
Payments on debt	(602)	(644)
Issuance of Class A common stock, net of issuance costs of $20.8 million	—	242,490
Proceeds from the exercise of Class B stock options	118	2,606
Repurchases of Class B common stock	(61)	(72)

Net cash (used in) provided by financing activities	(545)	244,380

Effect of foreign exchange rate changes on cash and cash equivalents	1,692	681

Net increase in cash and cash equivalents	14,539	271,939
Cash and cash equivalents at beginning of period	61,922	78,711

Cash and cash equivalents at end of period	$76,461	$350,650

Supplemental disclosure:
Cash paid for income taxes	$16,230	$17,135
Cash paid for interest	919	860

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Summary of Business and Significant Accounting Policies

Dolby Laboratories, Inc. (Dolby Laboratories, we or us), a Delaware corporation, develops and delivers innovative products and technologies that enrich the entertainment experience in theatres, homes, cars and elsewhere. Ray Dolby, our principal stockholder, founded Dolby Laboratories in 1965 to develop noise reduction technologies. Today, we deliver a broad range of sound technologies for use in both professional and consumer applications. In addition, in recent years we have expanded our focus to include other technologies that facilitate the delivery of digital entertainment. We conduct our business on a global basis.

Unaudited Interim Financial Statements

The accompanying interim consolidated balance sheet as of April 1, 2005, the consolidated statements of operations for the fiscal quarters and fiscal year-to-date periods ended March 26, 2004 and April 1, 2005 and the consolidated statements of cash flows for the fiscal year-to-date periods ended March 26, 2004 and April 1, 2005 are unaudited. These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended September 24, 2004 and include all adjustments necessary for fair presentation. The results for the fiscal quarter and fiscal year-to-date period ended April 1, 2005 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 30, 2005. The fiscal year-to-date period ended April 1, 2005 consisted of 27 weeks as compared to the fiscal year-to-date period ended March 26, 2004, which consisted of 26 weeks. Our 2005 fiscal year consists of 53 weeks and ends on September 30, 2005.

The accompanying interim financial statements are prepared in accordance with Securities and Exchange Commission rules and regulations, which allow certain information and footnote disclosures, normally included in annual financial statements, to be condensed or omitted. As a result, the accompanying interim financial statements should be read in conjunction with our consolidated financial statements for the year ended September 24, 2004, included in our initial public offering prospectus dated February 16, 2005 and filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include valuation allowances for receivables, inventories, goodwill, intangible assets, stock-based compensation and deferred tax assets. Actual results could differ from those estimates.

Per Share Data

Basic net income per share is computed by dividing net income by the weighted average number of shares of Class A common stock and Class B common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of shares of Class A common stock and Class B common stock outstanding and the potential number of dilutive Class B common stock equivalents outstanding during the period. The dilutive shares of Class B common stock equivalents are comprised entirely of options to purchase shares of Class B common stock.

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 26, 2004	April 1, 2005	March 26, 2004	April 1, 2005
	(in thousands, except per share amounts)
	(unaudited)
Numerator:
Net income	$12,359	$10,330	$24,605	$20,707

Denominator:
Weighted average shares of Class A common stock and Class B common stock outstanding (basic)	85,432	94,806	85,221	90,649
Common stock equivalents from options to purchase Class B common stock	5,554	10,738	5,549	10,924

Weighted average shares of Class A common stock and Class B common stock outstanding (diluted)	90,986	105,544	90,770	101,573

Basic net income per share	$0.14	$0.11	$0.29	$0.23

Diluted net income per share	$0.14	$0.10	$0.27	$0.20

No options were excluded from the above calculations because their exercise prices were less than the average fair value of Class A common stock during the period.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based awards for the fiscal quarters and fiscal year-to-date periods ended March 26, 2004 and April 1, 2005:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 26, 2004	April 1, 2005	March 26, 2004	April 1, 2005
	(in thousands, except per share amounts)
	(unaudited)
Net income	$12,359	$10,330	$24,605	$20,707
Add: Stock-based compensation expense included in reported net income, net of tax	1,293	5,041	1,340	7,762
Deduct: Stock-based compensation expense under the fair value method, net of tax	(1,802)	(4,187)	(2,402)	(7,725)

Pro forma net income	$11,850	$11,184	$23,543	$20,744

Basic net income per share
As reported	$0.14	$0.11	$0.29	$0.23
Pro forma	0.14	0.12	0.28	0.23
Diluted net income per share
As reported	$0.14	$0.10	$0.27	$0.20
Pro forma	0.13	0.11	0.26	0.20

Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments, which are reflected as a component of stockholders’ equity. The components of comprehensive income, net of tax, were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 26, 2004	April 1, 2005	March 26, 2004	April 1, 2005
	(in thousands)
	(unaudited)

Net income	$12,359	$10,330	$24,605	$20,707
Other comprehensive income:
Foreign currency translation adjustments	946	210	2,437	1,246

Comprehensive income	$13,305	$10,540	$27,042	$21,953

2.	Composition of Certain Financial Statement Captions

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 26, 2004	April 1, 2005
	(in thousands)
		(unaudited)

Raw materials	$2,215	$2,032
Work in process	1,689	1,474
Finished goods	3,259	4,689

Total	$7,163	$8,195

Goodwill and Intangible Assets

Following is a summary of goodwill and intangible assets:

	September 26, 2004	April 1, 2005
	(in thousands)
		(unaudited)
Amortized intangible assets:
Patents	$3,648	$4,421
Acquired technology	3,470	3,746
Other intangibles	498	11,498

	7,616	19,665
Less: Accumulated amortization	(838)	(1,556)

Intangible assets, net	$6,778	$18,109

Non-amortized intangible assets:
Goodwill	$22,030	$23,200

Amortization expense associated with our intangible assets was $0.5 million for the second quarter of fiscal 2005 and is included in cost of licensing, cost of product sales and selling, general and administrative expenses in the accompanying consolidated statement of operations.

3.	Segment Information

Operating Segments

Our chief operating decision maker is our Chief Executive Officer (CEO). While the CEO evaluates results in a number of different ways, the primary basis for which the allocation of resources and financial results are assessed is by examining our business in two operating segments: the technology licensing segment and the products and services segment. The technology licensing segment licenses technology, trademarks and know-how to consumer electronics, personal computer, broadcast and professional audio companies and administers third-party patent-only licenses. The products and services segment provides professional products to movie theaters and to the recording, broadcast, cable and video post-production industries. Additionally, this segment provides services to broadcast, film production and distribution companies.

Accounting policies for each of the operating segments are the same as those used on a consolidated basis. Our reportable segment information for the fiscal quarters and fiscal year-to-date periods ended March 26, 2004 and April 1, 2005 is as follows:

	Revenue
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 26, 2004	April 1, 2005	March 26, 2004	April 1, 2005
	(in thousands)
	(unaudited)

Technology licensing	$58,948	$64,717	$106,747	$126,908
Products and services	19,743	20,384	37,367	42,456

Total revenue	$78,691	$85,101	$144,114	$169,364

	Gross Margin
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 26, 2004	April 1, 2005	March 26, 2004	April 1, 2005
	(in thousands)
	(unaudited)

Technology licensing	$43,843	$50,655	$78,861	$96,697
Products and services	10,095	10,731	19,236	21,976

Total gross margin	$53,938	$61,386	$98,097	$118,673

	Reconciliation to Income before Provision for Income Taxes and Controlling Interest
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 26, 2004	April 1, 2005	March 26, 2004	April 1, 2005
	(in thousands)
	(unaudited)

Total gross margin	$53,938	$61,386	$98,097	$118,673
Operating expenses	(33,541)	(43,350)	(58,567)	(82,496)
Other income, net	156	751	380	1,038

Income before provision for income taxes and controlling interest	$20,553	$18,787	$39,910	$37,215

We do not track capital expenditures or assets by operating segments.

Geographic Data

	Revenue by Geographic Region
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 26, 2004	April 1, 2005	March 26, 2004	April 1, 2005
	(in thousands)
	(unaudited)

United States	$18,470	$22,345	$35,152	$43,001
International	60,221	62,756	108,962	126,363

Total revenue	$78,691	$85,101	$144,114	$169,364

Revenue by geographic region was determined based on the location of our licensees for licensing revenue, the location of our direct customers for product sales, and the location where services were performed for production services revenue. Revenue generated from customers in Japan accounted for 26% of total revenue in the second quarter of fiscal 2004 and 2005 and the year-to-date period ended April 1, 2005 and 28% for the year-to-date period ended March 26, 2004. Revenue generated from customers in China accounted for 13%, 7%, 11% and 9% of total revenue in the second quarter of fiscal 2004 and 2005, and the year-to-date periods ended March 26, 2004 and April 1, 2005, respectively. In the second quarter of fiscal 2004 and 2005, no customer accounted for more than 10% of total revenue. We do not track capital expenditures or assets by geographic region. Consequently, it is not practical to show assets by geographic region.

4.	Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment,” (SFAS 123R). SFAS 123R requires compensation expense related to stock-based awards to be recognized in the financial statements. The amount of compensation expense will be measured based upon the fair value of the stock-based awards at the date of grant. Originally, this statement was effective for public companies as of the first interim or annual reporting period beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission adopted a rule that allows companies to implement Statement 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Under such rules, we would adopt SFAS 123R in the first quarter of fiscal 2006. At that time, we will begin recognizing compensation expense related to unvested stock-based awards and newly granted awards. The expected effect of the adoption of SFAS 123R on our financial results for the next four fiscal years, assuming stock-based awards granted as of April 1, 2005, is as follows:

	Expense by Fiscal Year
	2006	2007	2008	2009
	(in thousands)
	(unaudited)

Stock-based compensation expense under SFAS 123R	$13,756	$12,903	$7,752	$100

5.	Related Party Transactions

Prior to our initial public offering, we had licensing and royalty agreements with Ray Dolby and his affiliates for the use of patents on which a portion of our operations are based. Under these agreements we recorded expenses for royalty obligations to Ray Dolby of $10.0 million and $7.7 million, for the fiscal quarters ended March 26, 2004 and April 1, 2005, respectively. These amounts are included in cost of licensing and cost of product sales in the accompanying consolidated statements of operations, depending on the nature of the licenses. The amount included in accounts payable and accrued royalties due to related parties under these agreements was $7.7 million at April 1, 2005. At September 24, 2004, we had receivables due from related parties of $1.9 million due to a prepayment of royalties made prior to the end of fiscal 2004 and payables due to related parties of $0.3 million. At April 1, 2005, we had receivables due from related parties of $0.2 million.

On February 16, 2005, Ray Dolby contributed to us all rights in the intellectual property related to our business that he and his affiliates held. In connection with the asset contribution, our previous licensing arrangements with Ray Dolby terminated, and we have no further obligation to pay royalties to Ray Dolby. In connection with the asset contribution agreement, we paid $0.8 million of related legal, tax and other professional fees incurred by Ray Dolby.

These costs have been recorded in intangible assets and are being amortized over the useful life of the assets contributed.

6.	Initial Public Offering

In February 2005, we consummated our initial public offering in which we sold a total of 10,500,000 shares of our Class A common stock. Entities affiliated with Ray Dolby, our founder and chairman of our board of directors, sold a total of 17,000,000 shares of our Class A common stock. All Class A common stock was at an offering price of $18.00 per share. In addition, we sold an additional 4,125,000 shares of Class A common stock pursuant to the underwriters’ full exercise of their over-allotment option. As a result of our offering, we raised a total of $263.3 million in gross proceeds from the offering, or $242.5 million in net proceeds after deducting underwriters’ fees of $15.8 million and $5.0 million of other offering expenses. We did not receive any proceeds from the shares sold by the selling stockholders.

We anticipate that we will use the net proceeds for general corporate purposes, including working capital. We may use a portion of the proceeds of our offering for acquisitions of complementary businesses, technologies or other assets. We have no current agreements or commitments with respect to any material acquisitions. Pending such uses, we plan to invest the net proceeds in highly liquid, investment grade securities.

7.	Subsequent Events

On April 22, 2005, the U.S. District Court for the Northern District of California granted our motion for summary judgment that we have not infringed, induced others to infringe, or contributed to the infringement of certain U.S. patents. These patents generally involve a process and means for digitally encoding and decoding audio signals. We filed these motions as part of an ongoing dispute with Lucent Technologies, Inc. and Lucent Guardian I, LLC, together “Lucent” in which we contended that Lucent was wrongly asserting that our licensees using Dolby AC-3 audio compression technology required licenses to the patents at issue. In granting summary judgment of non-infringement, the court found that Lucent had not presented evidence from which a reasonable fact-finder could find that Dolby AC-3 technology infringes the patents at issue. The court’s April 22, 2005, ruling granting summary judgment of non-infringement can be appealed to the United States Federal Circuit Court of Appeals.

As part of the original lawsuit, we are claiming that the Lucent patents under question are invalid. The trial with respect to this remaining aspect of the lawsuit is scheduled to commence on September 9, 2005.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in our initial public offering prospectus dated February 16, 2005 and filed with the Securities and Exchange Commission. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors That Could Affect Future Results” and elsewhere in this filing. The periods presented herein consist of our second quarters of fiscal 2004 and 2005 and the fiscal year-to-date periods ended March 26, 2004 and April 1, 2005. Our fiscal year-to-date period ended April 1, 2005 consisted of 27 weeks compared to the fiscal year-to-date period ended March 26, 2004, which consisted of 26 weeks. Our 2005 fiscal year consists of 53 weeks and ends on September 30, 2005.

Overview

Dolby Laboratories develops and delivers innovative products and technologies that enrich the entertainment experience in theatres, homes, cars and elsewhere. Ray Dolby founded Dolby Laboratories in 1965 to develop noise reduction technologies. Today, we deliver a broad range of sound technologies for use in both professional and consumer applications. In addition, in recent years we have expanded our focus to include other technologies that facilitate the delivery of digital entertainment.

We conduct our business in two segments: our products and services segment and our technology licensing segment.

In our products and services segment, we sell professional products and related production services to filmmakers, broadcasters, music producers, video game designers, cinema operators and DVD producers. These products are used in sound recording, distribution and playback to improve sound quality, provide surround sound and increase the efficiency of sound storage and distribution. Our production services engineers work alongside artists and content producers throughout the world to help them record and reproduce the high quality sound they envision. Our engineers also work with cinema operators to help ensure that movie soundtracks are replayed with consistent high quality sound in their theatres.

In our technology licensing segment, we work with manufacturers of integrated circuits, or ICs, to help them incorporate our technologies into their ICs. These manufacturers then sell ICs to consumer electronics product manufacturers that license our technologies for incorporation in products such as DVD players, DVD recorders, audio/video receivers, television sets, set-top boxes, video game consoles, portable audio and video players, personal computers and in-car entertainment systems. We also license our technologies to software developers who implement our technologies for use in personal computer software DVD players. Our licensing arrangements typically entitle us to receive a royalty for every product that incorporates our technology shipped by our consumer electronics product manufacturer and software developer licensees. We do not receive royalties from IC manufacturers.

We are a global organization. We sell our professional products and production services in over 50 countries. In the fiscal year-to-date period ended April 1, 2005, revenue from sales outside the United States represented 65% of our professional products sales and production services revenue. We have licensed our technologies to manufacturers of consumer electronics products in nearly 30 countries, including countries in North America, Europe and Asia. In the fiscal year-to-date period ended April 1, 2005, revenue from licensees outside the United States represented 78% of our licensing revenue. Our licensees distribute consumer electronics products incorporating our technologies throughout the world. Nearly all of our revenue is derived from transactions denominated in United States dollars.

Management Discussion Regarding Opportunities, Challenges and Risks

Our Technology Licensing Segment

Our licensing revenue is primarily dependent upon our licensees’ sales of DVD players, audio/video receivers and home theatre systems. We anticipate that the DVD player, recordable DVD player and home theatre system markets will continue to grow in fiscal 2005 and 2006. However, we do not expect our licensing revenue growth rates attributable to DVD player sales to remain as high as they have been in recent years as the markets for DVD players mature. Because our technology is so widely adopted in DVD players, audio/video receivers and other home theatre consumer electronics products, our licensing revenue is subject to fluctuations based on consumer demand for these products. We are continuing to actively promote the incorporation of our surround sound technologies for use in other consumer products such as video game consoles, personal audio and video players, personal computers and in-car entertainment systems.

We expect that sales of consumer electronics products incorporating our technologies in China and India will increase in the future, as consumers in these markets have more disposable income and are increasingly purchasing entertainment products with surround sound capabilities for use in homes, cars and elsewhere, although there can be no assurance that this will in fact occur. Doing business in China involves unique risks that have and will continue to affect our operating results. For example, we have experienced problems in the past with Chinese consumer electronics product manufacturers failing to report or underreporting shipments of their products that incorporate our technologies, and we expect to continue to experience such problems in the future.

We must continue to develop and deliver enduring, innovative entertainment technologies for use in consumer electronics products. As technologies for DVD players and other consumer electronics products with surround sound capabilities evolve, we must continue to design and deliver sound technologies that are sought by manufacturers and consumers alike. In addition, the widespread adoption of alternative formats to DVDs, or our inability to develop sound technology for these new formats successfully, could adversely affect our licensing revenue. We must also continue to strive to have our entertainment technologies adopted either as explicit or de facto industry standards for use in consumer electronics products. Generally, in order for a technology to be chosen as an industry standard, the royalty rates that can be charged for that technology will be limited, either explicitly or implicitly, because industry standards will be adopted only if they are not excessively costly as compared to other potential alternatives. As a result, the royalty rates we can charge for our technologies that have been adopted as industry standards or that are adopted as industry standards in the future will likely be lower than the royalty rates received for technologies not adopted as industry standards, and our ability to raise royalty rates for our industry standard technologies will likewise be limited. However, having technologies adopted as explicit industry standards may help increase the volume of products sold that incorporate these technologies. Furthermore, as we continue to expand our focus to include entertainment technologies that are not solely related to sound, such as technologies that process digital moving images and that protect content from piracy, we will be competing with many companies with longer experience and greater expertise in these areas, and there is a risk that we will not be able to develop technology innovations that are widely adopted in these markets.

Our Products and Services Segment

We remain committed to developing technologies for use by professionals in the entertainment industry. We believe that filmmakers, broadcasters, music producers and video game designers will continue to push for technology solutions to help create, distribute and play back rich, high quality sounds and images. As a result, we believe that major advances in sound, imaging and other technologies for the recording, delivery and playback of entertainment will likely first be introduced in products designed for use by professionals.

Sales of our professional products and production services tend to fluctuate based on the underlying trends in the motion picture industry. In part, this is because our products have been so widely adopted in this industry. When box office receipts for the motion picture industry increase, we have typically seen sales of our professional products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced cinema products when they are doing well financially. Our professional product sales are also subject to fluctuations based on events and conditions in the theatre industry generally that may or may not be tied to box office receipts in particular periods. Our production services revenue, both in the United States and internationally, is also tied to the strength of the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work-stoppages within the motion picture industry as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

We are committed to helping the motion picture industry develop system solutions for digital cinema; this is our major initiative in our products and services segment. We believe that our experience and expertise developing and delivering technology solutions for both the motion picture and broadcast industries position us well to deliver technologies for digital cinema. If the market for digital cinema develops more slowly than we anticipate or if our technologies, products and services for this market are not widely adopted, our significant investment in developing digital cinema technology may not yield the returns we anticipate. In addition, if a large number of cinema owners decide to convert their theatres to digital cinema over a relatively short period of time and our products are selected for these conversions, we may see an initial increase in professional product sales that will not likely be sustained over time.

In recent years, our products and services segment has grown more slowly than our technology licensing segment. In addition, the profit margin for our products and services segment has been lower than our technology licensing segment.

Transition to Being a Public Company. We have always run Dolby Laboratories with a view to the long term, consistent with the goals of our founder. We intend to keep our focus on long-term results.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, teamwork and a focus both on developing and strengthening long-term relationships with entertainment industry participants and on developing practical, enduring technology solutions for the entertainment industry. As we grow and change in response to the requirements of being a public company, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our future success. In addition, our management team will also have to adapt to the requirements of being a public company, as none of our senior executive officers has significant experience in the public company environment. In addition, as part of our transition to being a public company, we expect our general and administrative expenses to increase, as we respond to the requirements of being a public company, including increased expenses associated with comprehensively documenting and analyzing our system of internal controls and maintaining our disclosure controls and procedures as a result of the requirements of the Sarbanes-Oxley Act.

Critical Accounting Policies

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include valuation allowances for receivables, inventories, goodwill, intangible assets, stock-based compensation and deferred tax assets. Actual results could differ from those estimates. For information concerning our critical accounting policies, see the discussion included under Management Discussion and Analysis of Financial Condition and Results of Operations included in our initial public offering prospectus dated February 16, 2005 and filed with the Securities and Exchange Commission. There were no material changes to these policies during the second quarter of fiscal 2005.

Pro Forma Presentation

Throughout our history, Ray Dolby retained ownership of the intellectual property he created related to our business and licensed those rights to us in exchange for royalty payments. On February 16, 2005, just prior to our initial public offering, Ray Dolby contributed to us all of these intellectual property rights. As a result of this contribution, all of our licensing agreements with Ray Dolby terminated and the company is no longer obligated to pay royalties to Ray Dolby for the use of his intellectual property rights. The pro forma financial information included in this discussion gives effect to the asset contribution as though such transactions had been completed prior to the beginning of fiscal 2004. We provide these pro forma statements because we believe they reflect our financial results of operation, as it stands today, and thus provide a more useful basis of comparing financial results. The pro forma adjustments reverse the effects of $10.0 million and $7.7 million in royalties payable to Ray Dolby that were recorded in the second quarter of fiscal 2004 and 2005, respectively. The pro forma results presented below are not necessarily indicative of the results to expected for any subsequent quarterly on annual financial period, including the fiscal year ending September 30, 2005.

The following table shows the pro forma effects of the asset contribution made by Ray Dolby described above on the respective line items of our consolidated statements of operations:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
Increase (decrease):	March 26, 2004	April 1, 2005	March 26, 2004	April 1, 2005
	(in thousands)
	(unaudited)

Cost of licensing	$(9,188)	$(7,273)	$(17,301)	$(17,424)
Cost of product sales	(771)	(384)	(1,528)	(1,286)
Provision for income taxes	3,868	3,070	7,286	7,587
Net income	6,091	4,587	11,543	11,123

	Pro Forma
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 26, 2004	April 1, 2005	March 26, 2004	April 1, 2005
	(in thousands, except per share data)
	(unaudited)
Revenue:
Licensing	$58,948	$64,717	$106,747	$126,908
Product sales	14,386	14,807	27,778	31,294
Production services	5,357	5,577	9,589	11,162

Total revenue	78,691	85,101	144,114	169,364

Cost of revenue:
Cost of licensing	5,917	6,789	10,585	12,787
Cost of product sales (1)	6,946	7,088	13,085	14,998
Cost of production services (1)	1,931	2,181	3,518	4,196

Total cost of revenue	14,794	16,058	27,188	31,981

Gross margin	63,897	69,043	116,926	137,383

Operating expenses:
Selling, general and administrative (1)	26,301	35,610	46,393	68,467
Research and development (1)	5,700	7,740	10,634	16,029
Settlements	—	—	—	(2,000)
In-process research and development	1,540	—	1,540	—

Total operating expenses	33,541	43,350	58,567	82,496

Operating income	30,356	25,693	58,359	54,887
Other income, net	156	751	380	1,038

Income before provision for income taxes and controlling interest	30,512	26,444	58,739	55,925
Provision for income taxes	11,992	11,070	22,235	23,330

Income before controlling interest	18,520	15,374	36,504	32,595
Controlling interest in net income	(70)	(457)	(356)	(765)

Net income	$18,450	$14,917	$36,148	$31,830

Basic net income per share	$0.22	$0.16	$0.42	$0.35
Diluted net income per share	$0.20	$0.14	$0.40	$0.31
Shares used in basic net income per share computation	85,432	94,806	85,221	90,649
Shares used in diluted net income per share computation	90,986	105,544	90,770	101,573

(1)	Stock-based compensation included above in the fiscal quarters and fiscal year-to-date periods ended March 26, 2004 and April 1, 2005 was classified as follows:

Cost of product sales	$—	$56	$—	$110
Cost of production services	—	30	—	56
Selling, general and administrative	2,130	4,603	2,134	6,790
Research and development	—	570	—	1,251

Total stock-based compensation	$2,130	$5,259	$2,134	$8,207

Results of Operations

Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	March 26, 2004	April 1, 2005	$	%	March 26, 2004	April 1, 2005	$	%
	(in thousands)
	(unaudited)
Revenue:
Licensing	$58,948	$64,717	$5,769	10%	$106,747	$126,908	$20,161	19%
Percentage of total revenue	75%	76%			74%	75%
Product sales	14,386	14,807	421	3%	27,778	31,294	3,516	13%
Percentage of total revenue	18%	17%			19%	18%
Production services	5,357	5,577	220	4%	9,589	11,162	1,573	16%
Percentage of total revenue	7%	7%			7%	7%

Total revenue	$78,691	$85,101	$6,410	8%	$144,114	$169,364	$25,250	18%

Licensing. The $5.8 million, or 10%, increase in licensing revenue from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 resulted primarily from a $3.8 million increase in royalty revenue due to a continued increase in sales by our licensees of their consumer electronics products that incorporate our technologies, principally attributable to the continued growth in sales of DVD players worldwide. Aside from the growth in sales of DVD players, the increase in our licensing revenue was also attributable to growth in sales of personal computer software DVD players and, to a lesser extent, home theatre systems, set-top boxes and recordable DVD players. Sales of products such as home-theatre-in-a-box and audio/video receivers that incorporate multiple Dolby technologies also helped increase our licensing revenue, as we typically receive royalties for each of our technologies incorporated into a licensee’s products. The remaining increase in licensing revenue was attributable to a $1.7 million increase in fees earned for administering the licensing of “patent pools” containing patents owned by us and/or other companies.

The $20.2 million, or 19%, increase in licensing revenue from the fiscal year-to-date period ended March 26, 2004 to the fiscal year-to-date period ended April 1, 2005 is also attributable primarily to the growth in the sales of DVD players and consumer electronic products incorporating multiple Dolby technologies worldwide. We do not expect our licensees’ sales of DVD players, and thus our licensing revenue related to these products to grow as rapidly in the future periods as they have in the past.

Product Sales. The $0.4 million, or 3%, increase in our revenue from product sales from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 was attributable to a $0.4 million increase in sales of our broadcast products to local television stations and cable networks. We believe that the growth in sales of our broadcast products to terrestrial, or over-the-air, broadcasters in the United States was principally attributable to their efforts to broadcast in Dolby Digital 5.1 surround sound. We also believe that sales of our broadcast products have increased throughout the world as terrestrial, cable and satellite broadcasters seek to deliver programming that can utilize the capabilities of viewers’ home theatre systems. The decrease in product sales as a percentage of revenue from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 was due to licensing revenue increasing at a faster rate than revenue from product sales.

The $3.5 million, or 13%, increase in our revenue from product sales from the fiscal year-to-date period ended March 26, 2004 to the fiscal year-to-date period ended April 1, 2005 was principally attributable to a $2.0 million increase in the international sales of our cinema products primarily related to new theater construction and the decision by certain cinema operators to retrofit their existing theaters. In addition, our revenue from broadcast products in this period increased by $1.4 million for the same reasons as discussed above with respect to the second quarter of fiscal 2005.

Production Services. The $0.2 million, or 4%, increase in production services revenue from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 was primarily attributable to increases in production services related to domestic original films and from our digital cinema services. The $1.6 million or 16% increase in production services revenue from the fiscal year-to-date period March 26, 2004 to the fiscal year-to-date period ended April 1, 2005 was primarily attributable to a $0.9 million increase in production services related to international films, commercials and foreign language versions of original films. To a lesser extent, increases in revenues related to production by domestic content providers increased $0.5 million.

Gross Margin

	Actual		Actual		Pro forma		Pro forma
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended		Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 26, 2004	April 1, 2005	March 26, 2004	April 1, 2005	March 26, 2004	April 1, 2005	March 26, 2004	April 1, 2005
	(unaudited)
Gross Margin:
Licensing gross margin percentage	74%	78%	74%	76%	90%	90%	90%	90%
Product sales gross margin percentage	46%	50%	47%	48%	52%	52%	53%	52%
Production services gross margin percentage	64%	61%	63%	62%	64%	61%	63%	62%

Total gross margin percentage	69%	72%	68%	70%	81%	81%	81%	81%

Licensing Gross Margin. We license intellectual property rights that may be internally developed, acquired by us or licensed from other parties. Our cost of licensing consists principally of royalty obligations to Ray Dolby and to other third parties for the licensing of intellectual property rights that we sublicense as part of our licensing arrangements with our customers. Our cost of licensing also includes amortization expenses associated with purchased intangible assets. On February 16, 2005, Ray Dolby contributed to us all rights in the intellectual property related to our business that he and his affiliates held. In connection with the asset contribution, our previous licensing arrangements with Ray Dolby terminated, and we have no further obligation to pay royalties to Ray Dolby. The increase in licensing gross margin from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 and from the fiscal year-to-date period ended March 26, 2004 to the fiscal year-to-date period ended April 1, 2005 was due to a decrease in royalty obligations to Ray Dolby as the result of the February 2005 contribution of his intellectual property rights.

Our pro forma licensing gross margin for the second quarter of fiscal 2004 and 2005 were flat from period to period. Pro forma licensing gross margin excludes $9.2 million and $7.3 million, respectively, of expenses we recorded for sublicensing royalty obligations to Ray Dolby. Our pro forma licensing gross margin for the fiscal year-to-date periods ended March 26, 2004 and April 1, 2005 excludes $17.3 million and $17.4 million, respectively, of expenses we recorded for sublicensing royalty obligations to Ray Dolby.

Product Sales Gross Margin. Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, royalty obligations for technologies we licensed from Ray Dolby. The increase in our product sales gross margin from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 and the fiscal year-to-date period ended March 26, 2004 compared to the fiscal year-to-date period ended April 1, 2005 was primarily attributable to a decrease in royalty obligations to Ray Dolby due to his contribution of intellectual property rights in February 2005.

Pro forma product sales gross margin for the second quarter of fiscal 2004 and 2005 were flat from period to period. Pro forma product gross margin excludes $0.8 million and $0.4 million, respectively, of expenses we recorded for royalty obligations to Ray Dolby. Pro forma product sales gross margin for the year-to-date periods ended March 26, 2004 and April 1, 2005 excludes $1.5 million and $1.3 million, respectively, of expenses we recorded for royalty payments we made to Ray Dolby.

Production Services Gross Margin. Cost of production services consists of the payroll and benefit costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. The decrease in production services gross margin from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 and the fiscal year-to-date period ended March 26, 2004 to the fiscal year-to-date period ended April 1, 2005 was primarily due to an increase in costs of outside consultants and temporary help. Pro forma production services gross margin is not affected by royalty obligations to Ray Dolby.

Operating Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	March 26, 2004	April 1, 2005	$	%	March 26, 2004	April 1, 2005	$	%
	(in thousands)
	(unaudited)
Operating expenses:
Selling, general and administrative	$26,301	$35,610	$9,309	35%	$46,393	$68,467	$22,074	48%
Percentage of total revenue	33%	42%			32%	40%
Research and development	5,700	7,740	2,040	36%	10,634	16,029	5,395	51%
Percentage of total revenue	7%	9%			7%	9%
Settlements	—	—	—	—	—	(2,000)	(2,000)	—
Percentage of total revenue						(1%)
In-process research and development	1,540	—	(1,540)	—	1,540	—	(1,540)	—
Percentage of total revenue	2%				1%

Total operating expenses	$33,541	$43,350	$9,809	29%	$58,567	$82,496	$23,929	41%

Selling, General and Administrative. Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, facility costs and professional service fees for our sales, marketing and administrative functions. The $9.3 million, or 35%, increase in selling, general and administrative expense from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 was principally due to a $2.5 million increase in stock-based compensation expense, which includes a $2.3 million charge related to an acceleration of vesting terms for a long-term employee at retirement, an increase of $2.1 million in professional and consulting expenses related primarily to intellectual property rights enforcement activities and costs of being a public company, a $1.7 million increase in marketing expenses, particularly promotional expenses, a $1.0 million increase in payroll and benefit costs due to an increase in headcount and annual pay rates and a $0.5 million increase in occupancy costs to accommodate our increased headcount.

The $22.1 million, or 48%, increase in selling, general and administrative expense from the fiscal year-to-date period ended March 26, 2004 to the fiscal year-to-date period ended April 1, 2005 was principally due to a $4.7 million increase in stock-based compensation expense, which includes a $2.3 million change related to an acceleration of vesting terms for a long-term employee at retirement, a $4.7 million increase in payroll and benefit costs due to an increase in headcount and annual pay rates, a $4.6 million increase in marketing expenses, particularly promotional expenses, and a $3.6 million increase in professional and consulting expenses related primarily to intellectual property rights enforcement activities and costs of being a public company. We expect that our selling, general and administrative expense will continue to increase in absolute dollars in fiscal 2005 as compared to fiscal 2004, as we continue to build our infrastructure in order to accommodate growth and to meet the requirements of being a public company. We expect to continue to incur additional costs associated with Sarbanes-Oxley Act compliance efforts, as well as consulting fees and ancillary ERP implementation costs related to enhanced data collection, compliance tracking tools and improved licensee training and communications. We intend to fund these additional costs from our available working capital.

Research and Development. Research and development expense consists primarily of payroll and benefit related costs for personnel responsible for the research and development of new technologies and products. The $2.0 million, or 36%, increase in research and development expense from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 was primarily due to a $0.8 million increase in payroll and benefit costs due to an increase in headcount and annual pay rates, a $0.6 million charge related to stock-based compensation expense and a $0.3 million increase in consulting expenses to support current research projects.

The $5.4 million, or 51%, increase from the fiscal year-to-date period ended March 26, 2004 to the fiscal year-to-date period ended April 1, 2005 was primarily due to a $2.7 million increase in payroll and benefit costs due to an increase in headcount and annual pay rates, a $1.3 million charge related to stock-based compensation expense and a $0.3 million increase in consulting expenses to support current research projects. We anticipate that research and development expense will continue to increase in absolute dollars in fiscal 2005 as compared to fiscal 2004, as we expect to hire additional personnel to support the development of new technologies. We intend to fund this increase in research and development expense from our available working capital.

Settlements. Settlements include interest and penalties related to the collection of royalties and resolution of disputes in our favor or against us. Settlements of royalty disputes from licensees that specifically represent unpaid royalties are recorded as licensing revenue in the period payment is received, if all other revenue recognition criteria have been met. Settlements of other disputes, such as disputes with implementation licensees from which we typically do not receive royalties, are recorded in settlements. In the first quarter of fiscal 2005, we recognized $2.0 million in connection with the settlement of disputes with two of our implementation licensees regarding violation of the terms of their licensing agreements with us.

In-Process Research and Development. In the second quarter of fiscal 2004, we recorded a $1.5 million charge related to purchased in-process research and development that had no alternative uses and had not reached technological feasibility. No such charges have been incurred in fiscal 2005.

Other Income, Net

Other income, net, primarily consists of interest income earned on cash and cash equivalent balances, as well as gains and losses on interest rate swap agreements, offset by interest expense on outstanding balances on our facility debt obligations. Other income, net, was $0.2 million for the second quarter of fiscal 2004 compared to $0.8 million for second quarter of fiscal 2005 and $0.4 for the fiscal year-to-date period ended March 26, 2004 compared to $1.0 million for the fiscal year-to-date period ended April 1, 2005. The increases in fiscal 2005 were primarily due to increased interest earned on our higher cash and cash equivalent balances as a result of our initial public offering and cash generated from operating activities.

Income Taxes

	Actual		Actual		Pro forma		Pro forma
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended		Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 26, 2004	April 1, 2005	March 26, 2004	April 1, 2005	March 26, 2004	April 1, 2005	March 26, 2004	April 1, 2005
	(in thousands, except effective tax rate)
	(unaudited)
Income taxes:
Provision for income taxes	$8,124	$8,000	$14,949	$15,743	$11,992	$11,070	$22,235	$23,330
Effective tax rate	40%	43%	37%	42%	39%	42%	38%	42%

Our effective tax rate in the second quarter of fiscal 2005 and fiscal year-to-date period ended April 1, 2005 was higher than in the second quarter of fiscal 2004 and fiscal year-to-date period ended March 26, 2004 primarily due to the impact of stock-based compensation expense, which is generally nondeductible, as well as the nondeductible losses from foreign subsidiaries. The effect of stock-based compensation expense, on our effective tax rate for the second quarter of fiscal 2005 and the fiscal year-to-date period ended April 1, 2005 was 6% and 4%, respectively, on both an actual basis and pro forma basis. Our pro forma provision for income taxes and pro forma effective tax rate for the second quarter of fiscal 2004 and 2005 reflect the increase in operating income due to the exclusion of $10.0 million and $7.7 million, respectively, in royalty obligations to Ray Dolby. Our pro forma provision for income taxes and pro forma effective tax rate for the year-to-date periods ended March 26, 2004 and April 1, 2005 reflect the increase in operating income due to the exclusion of $18.8 million and $18.7 million, respectively, in royalty expense obligations to Ray Dolby.

Liquidity and Capital Resources

Our financial position includes cash and cash equivalents of $78.7 million and $350.7 million at September 24, 2004 and April 1, 2005, respectively. We believe that our cash, cash equivalents and potential cash flow from operations will be sufficient to satisfy our cash requirements through at least the next 12 months.

Operating Activities

Our principal sources of liquidity are our cash and cash equivalents as well as the cash flow we generate from our operations.

Our operating activities generated net cash of $29.9 million and $49.2 million in the fiscal year-to-date periods ended March 26, 2004 and April 1, 2005, respectively. The increase in cash flow provided by operations from the fiscal year-to-date period ended March 26, 2004 to the fiscal year-to-date period ended April 1, 2005 was due primarily to the timing of certain payments, most notably the timing of royalty payments made to Ray Dolby, which ended in February 2005 in connection with his asset contribution to us. In the year-to-date period ended March 26, 2004, we paid Ray Dolby $16.2 million related to expenses recorded for the use of certain patent and trademark rights compared with $8.8 million in the fiscal year-to-date period ended April 1, 2005.

Under licensing and royalty agreements with Ray Dolby, we recorded expenses for the use of certain patent and trademark rights in the amount of $18.8 million and $18.7 million for the fiscal year-to-date periods ended March 26, 2004 and April 1, 2005, respectively. In connection with the asset contribution by Ray Dolby on February 16, 2005, these licensing and royalty agreements terminated, and we have no further obligation to pay royalties, or incur any costs or expenses, under these agreements.

Investing Activities

Our investing activities are primarily related to capital expenditures associated with the purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements and production and test equipment.

Cash used in investing activities increased $5.8 million from the fiscal year-to-date period ended March 26, 2004 to the fiscal year-to-date period ended April 1, 2005. In the first quarter of fiscal 2005, we made an $11.0 million payment for an exclusive irrevocable right to sublicense a third party’s technology to our customers. Capital expenditures increased $5.3 million from the fiscal year-to-date period ended March 26, 2004 to the fiscal year-to-date period ended April 1, 2005 primarily related to leasehold improvements on our various facilities to accommodate our growth in headcount.

Financing Activities

Our financing activities consist primarily of amounts received from the issuance of common stock and payments made on our facility debt obligations. In the fiscal year-to-date period ended April 1, 2005, we generated $244.4 million of cash from our financing activities primarily due to $242.5 million in net proceeds from the issuance of Class A common stock in our initial public offering and an additional $2.6 million from the exercises of Class B common stock options. These cash inflows were partially offset by payments on our facility debt obligations.

Personal Holding Company Tax Matters

If we or any of our subsidiaries were to become liable for personal holding company tax, we expect that it is likely that instead of paying the personal holding company tax, we would elect to pay a dividend to our stockholders in an amount equal to all or a significant part of our undistributed personal holding company income. We expect that we would pay such a dividend out of our available working capital, which could significantly decrease our cash, unless we sought additional financing for this purpose. Any such financing might not be available on terms acceptable to us or at all. If instead of paying a dividend we elect to pay the tax, this could significantly increase our consolidated tax expense. We expect we would pay any such tax out of our available working capital, which could also significantly decrease our cash, unless we sought additional financing. See “It is possible that we may be treated as a personal holding company, which could adversely affect our operating results and financial condition.” in the section below entitled “Risk Factors That Could Affect Future Results” for a further explanation of matters related to personal holding tax.

Risk Factors That Could Affect Future Results

Because of the following factors, as well as other variables affecting our operating results and financial condition, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

Maintaining and strengthening the “Dolby” brand is critical to maintaining and expanding both our products and services business and our technology licensing business, as well as to our ability to enter new markets for our sound and other technologies. Our continued success is due, in part, to our reputation for providing high quality products, services and technologies across a wide range of entertainment industries, including the consumer electronics products industry. If we fail to promote and maintain the Dolby brand successfully on either the professional products and production services or the licensing sides of our business, our business and prospects will suffer. Moreover, we believe that the likelihood that our technologies will be adopted as industry standards in various markets and for various applications depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to accept as an industry standard technologies developed by a well-respected and well-known brand. Maintaining and strengthening our brand will depend heavily on our ability to continue to develop innovative technologies for the entertainment industry and to continue to provide high quality products and services, which we may not do successfully. Moreover, because we engage in relatively little direct brand advertising, the promotion of our brand depends upon entertainment industry participants displaying our trademarks on their products that incorporate our technologies, such as film prints and consumer electronics products. Although we do not require our customers to place our brand on their products, we actively encourage them to do so. For example, we rely on consumer electronics product manufacturers that license our technologies to display our trademarks on their products in order to promote our brand. If our customers choose for any reason not to display our trademarks on their products, our ability to maintain or increase our brand awareness may be harmed, which would have an adverse effect on our business and prospects. In addition, if we fail to maintain high quality standards for our professional products, or if we fail to maintain high quality standards for the products that incorporate our technologies through the quality-control certification process that we require of our licensees, the strength of our brand could be adversely affected.

We are dependent on the sale by our licensees of consumer electronics products that incorporate our technologies, and a reduction in those sales would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer electronics product manufacturers. We derived 75% and 76% of our total revenue from our technology licensing business in the second quarter of fiscal 2004 and 2005, respectively. We do not manufacture consumer electronics products ourselves and our licensing revenue is dependent on sales by our licensees of consumer electronics products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products and software developers to pay us a specified royalty for every consumer electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our revenue will decline. Moreover, we have a widespread presence in certain markets for consumer electronics products, such as the markets for DVD players, audio/video receivers and other home theatre consumer electronics products, and, as a result, there is little room for us to further penetrate such markets. Lower sales of products incorporating our technologies could occur for a number of reasons. Changes in consumer tastes or trends, or changes in industry standards, may adversely affect our licensing revenue. Demand for new consumer electronics products incorporating our technologies could also be adversely affected by increasing market saturation, durability of products in the marketplace, competing products and alternate consumer entertainment options. In addition, our licensees, for whatever reason, may not choose to or may not be able to incorporate our technologies into their products in the future.

We do not expect sales of DVD players to continue to grow as quickly as they have in the past. To the extent that sales of DVD players and home theatre systems level off or decline, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of DVD players and home theatre systems incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of DVD players to continue to grow as quickly as they have in the past. To the extent that sales of DVD players and home theatre systems level off or decline, our licensing revenue will be adversely affected. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our business, operating results and prospects will be adversely affected. At the present time, it is not clear whether next generation high definition disk formats will become available as anticipated. There are currently two potential, incompatible formats proposed, and consumers might not react favorably to having to make a choice. A delay in the release and consumer adoption of the next generation disk format could adversely affect our licensing revenue.

If we fail to develop and deliver innovative technologies in response to changes in the entertainment industry, our business could decline.

The markets for our professional products and the markets for consumer electronics products utilizing our licensed technologies are characterized by rapid change and technological evolution. We will need to expend considerable resources on research and development in the future in order to continue to design and deliver enduring, innovative entertainment products and technologies. Despite our efforts, we may not be able to develop and effectively market new products, technologies and services that adequately or competitively address the needs of the changing marketplace. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere. Our future success depends to a great extent on our ability to develop and deliver innovative technologies that are widely adopted in response to changes in the entertainment industry and that are compatible with the technologies or products introduced by other entertainment industry participants.

If our products and technologies fail to be adopted as industry standards, our business prospects could be limited and our operating results could be adversely affected.

The entertainment industry depends upon industry standards to ensure the compatibility of its content across a wide variety of entertainment systems and products. Accordingly, we expend significant efforts to ensure that our products and technologies have the necessary capabilities and are of sufficient quality and acceptable cost such that they either meet, or, more importantly, are adopted as, industry standards across the broad range of entertainment industry markets in which we participate, as well as the markets in which we hope to compete in the future, including digital cinema. To have our products and technologies adopted as industry standards, we must convince a broad spectrum of professional organizations throughout the world, as well as our major customers and licensees who are members of such organizations, to adopt them as such and to ensure that other industry standards are consistent with our products and technologies. If our technologies are not adopted or do not remain as industry standards, our business, operating results and prospects could be materially and adversely affected. We expect that meeting, maintaining and establishing industry standard technologies will continue to be critical to our business in the future. For example, we expect that the development of the market for digital cinema will be based upon industry standards. In addition, the market for broadcast technologies has traditionally been heavily based upon industry standards, often set by governments or other regulatory bodies, and we expect this to continue to be the case in the future. If our technologies are not chosen as industry standards for broadcasting in particular geographic areas, this could adversely affect our ability to compete in these markets.

It may be more difficult for us, in the future, to have our technologies adopted as individual industry standards to the extent that entertainment industry participants collaborate on the development of industry standard technologies.

Increasingly, standards-setting organizations are adopting or establishing technology standards for use in a wide-range of consumer electronics products. As a result, it is more difficult for individual companies to have their technologies adopted wholesale as an informal industry standard. We call this type of standard a “de facto” industry standard, meaning that the standard is not explicitly mandated by any industry standards-setting body but is nonetheless widely adopted. In addition, increasingly there are a large number of companies, including ones that typically compete against one another, involved in the development of new technologies for use in consumer entertainment products. As a result, these companies often license their collective intellectual property rights as a group, making it more difficult for any single company to have its technologies adopted widely as a de facto industry standard or to have its technologies adopted as an exclusive, explicit industry standard for consumer electronic products.

Even if our technologies are adopted as an industry standard for a particular market, market participants may not widely adopt our technologies.

Even when our technologies are mandated for a particular market by a standards-setting body, which we call an “explicit” industry standard, our technologies may not be the sole technologies adopted for that market as an industry standard. Accordingly, our operating results depend upon participants in that market choosing to adopt our technologies instead of competitive technologies that also may be acceptable under such standard. For example, the continued growth of our revenue from the broadcast market will depend upon both the continued adoption of digital television generally and the choice to use our technologies where it is an optional industry standard.

Our relationships with entertainment industry participants are particularly important to our professional products and production services and our technology licensing businesses, and if we fail to maintain such relationships our business could be materially harmed.

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment chain, including motion picture studios, broadcasters, video game designers, music producers and manufacturers of consumer electronics products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve, both on the professional and consumer sides of our business. For example, our products and services business is particularly dependent upon our relationships with the major motion picture studios and broadcasters, and our technology licensing business is particularly dependent upon our relationships with consumer electronics product manufacturers, software developers and integrated circuit, or IC, manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be more likely not to purchase and use our products, services and technologies, which could materially harm our business and prospects. In addition to directly providing substantially all of our revenue, these relationships are also critical to our ability to have our technologies adopted as industry standards. Moreover, if we fail to maintain our relationships, or if we are not able to develop relationships in new markets in which we intend to compete in the future, including markets for new technologies and expanding geographic markets such as China and India, our business, operating results and prospects could be materially and adversely affected. In addition, if major industry participants form strategic relationships that exclude us, whether on the professional products and production services side or the licensing side of our business, our business and prospects could be materially adversely affected.

Our operating results may fluctuate depending upon when we receive royalty reports from our licensees.

Our quarterly operating results may fluctuate depending upon when we receive royalty reports from our licensees. We recognize license revenue only after we receive royalty reports from our licensees regarding the shipment of their products that incorporate our technologies. As a result, the timing of our revenue is dependent upon the timing of our receipt of those reports. In addition, it is not uncommon for royalty reports to include corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have recognized an unusually large amount of licensing revenue from a licensee in a given quarter because not all of our revenue recognition criteria were met in prior periods. This can result in a large amount of licensing revenue from a licensee being recorded in a given quarter that is not necessarily indicative of the amounts of licensing revenue to be received from that licensee in future quarters, thus causing fluctuations in our operating results.

Third parties from whom we license technologies may challenge our calculation of the royalties we owe them for inclusion of their technologies in our products and licensed technologies, which could adversely affect our operating results, business and prospects.

In some cases, primarily in connection with the licensing of our Dolby Digital technologies, the products we sell and the technologies we license to our customers include intellectual property that we have licensed from third parties. Our agreements with these third parties generally require us to pay them royalties for that use, and give the third parties the right to audit our calculation of those royalties. As a result of such an audit, a third party could challenge the accuracy of our calculation. A successful challenge could increase the amount of royalties we have to pay to the third party, decrease our gross margin and adversely affect our operating results. Such a challenge could also impair our ability to continue to use and re-license intellectual property from that third party, which could adversely affect our business and prospects.

We rely on our licensees to accurately prepare royalty reports in determining our licensing revenue, and if these reports are inaccurate, our operating results could be materially adversely affected.

Our licensing revenue is generated primarily from consumer electronics product manufacturers and software developers who license our technologies and incorporate them in their products. Under our existing arrangements, these licensees typically pay us a specified royalty for every consumer electronics product they ship that incorporates our technologies. We rely on our licensees to accurately report the number of units shipped that incorporate our technologies. We calculate our license fees, prepare our financial reports, projections and budgets, and direct our sales and product development efforts based on these reports we receive from our licensees. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately. This is especially true with respect to software incorporating our technologies because software can be copied relatively easily and we oftentimes do not have easy ways to determine how many copies have been made. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive and time consuming and initiating audits could harm our customer relationships. To the extent that our licensees understate or fail to report the number of products incorporating our technologies that they ship, we will not collect and recognize revenue to which we are entitled, which would adversely affect our operating results.

Our licensing revenue depends in large part upon semiconductor manufacturers incorporating our technologies into integrated circuits, or ICs, for sale to our consumer electronics product licensees and if, for any reason, our technologies are not incorporated in these ICs or fewer ICs are sold that incorporate our technologies, our operating results would be adversely affected.

Our licensing revenue from consumer electronics product manufacturers depends in large part upon the availability of integrated circuits, or ICs, that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer electronics products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce and then sell them to licensed consumer electronics product manufacturers. We do not control the IC manufacturers’ decision whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts nor predict their success. As a result, if these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if, for any reason, they sell fewer ICs incorporating our technologies, our operating results will be adversely affected.

Our future success depends, in part, upon the growth of new markets for surround sound technologies and our ability to develop and adapt our technologies for those new markets. If such markets fail to grow or we are unable to develop successful products for them, our business prospects could be limited.

We expect that the future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new markets for surround sound technologies, including:

•	Digital television and radio broadcasting;

•	HDTV;

•	Personal computer technology

•	Broadband Internet;

•	Home DVD recording;

•	DVD-Audio;

•	Video games;

•	Personal audio and video players, including Internet music applications; and

•	In-car entertainment systems.

The development of these markets depends on increased consumer demand for surround sound products, which may not occur. Any failure of such markets to develop or consumer demand to grow would have a material adverse effect on our business and prospects. For example, only a small number of automobile manufacturers currently offer in-car entertainment systems incorporating our surround sound technologies, and those that do typically limit those systems only to certain models. Additional manufacturers may not offer surround sound entertainment systems, and, even if they do, the car models on which surround sound may be offered are likely to be, at least initially, limited to the high end of these manufacturers’ lines. Similarly, whether our revenue from digital broadcast networks and broadband Internet services increases depends upon the expansion of digital broadcast technologies and broadband Internet as a medium of entertainment, which may not occur. In addition, even when our technologies are adopted as industry standards for a particular market, such market may not be fully developed. In such case, our success depends not only on whether our technologies are adopted as industry standards for such market, but also on the development of that market, which may not occur. Demand for our technologies in any of these developing markets may not continue to grow, and a sufficiently broad base of consumers and professionals may not adopt or continue to use these technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide certain technologies and entertainment for little or no cost, such as many of the services provided in connection with broadband Internet services. Moreover, some of these markets are ones in which we have not previously participated and, because of our limited experience, we may not be able to adequately adapt our business and our technologies to the needs of customers in these fields.

If the sale of consumer electronics products incorporating our technologies does not grow in emerging markets, our ability to increase our licensing revenue may be limited.

We also expect that growth in our licensing revenue will depend, in part, upon the growth of sales of consumer electronics products incorporating our technologies in other countries, including China and India, as consumers in these markets have more disposable income and are increasingly purchasing entertainment products with surround sound capabilities. However, if our licensing revenue from the use of our technologies in these new markets or geographic areas does not expand, our prospects could be adversely affected.

We face significant competition in various markets, and if we are unable to compete successfully, our business will suffer.

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors on the professional side of our business include Avica, Digital Theater Systems, EVS, GDC, Kodak, Microsoft, NEC, Panastereo, Sony and UltraStereo. Competitors on the consumer side of our business include Coding Technologies, Sony, Philips, Microsoft, RealNetworks, Digital Theater Systems, Fraunhofer Institute for Integrated Circuits, SRS Labs and Thomson. In addition, other companies may become competitors in the future. The quality of sound produced by some of our competitors’ technologies may be perceived by some people as equivalent or superior to that produced by ours. In addition, some of our current and/or future competitors may have significantly greater financial, technical, marketing and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, Microsoft and RealNetworks may have an advantage over us in the market for Internet technologies because of their greater experience and presence in that market. In addition, some of our current or potential competitors, such as Microsoft and RealNetworks, may be able to offer integrated system solutions in certain markets for sound or non-sound entertainment technologies, including audio, video and rights management technologies related to personal computers or the Internet, which could make competing technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing technologies at lower prices than our technologies, which could adversely affect our operating results. Further, many of the consumer electronics products that include our sound technologies also include sound technologies developed by our competitors. As a result, we must continue to invest significant resources in research and development in order to enhance our technologies and our existing products and services and introduce new high-quality products and services to meet the wide variety of such competitive pressures. Our business will suffer if we fail to do so successfully.

Some of our customers are also our current or potential competitors, and if those customers were to choose to utilize their competing technologies rather than ours, our business and operating results would be adversely affected.

We face competitive risks in situations where our customers are also current or potential competitors. For example, Sony is a significant licensee customer and is a significant purchaser of our professional products and production services, but Sony is also a competitor with respect to certain of our professional and consumer technologies. Sony’s acquisition of Metro-Goldwyn-Mayer, which is also a significant purchaser of our professional products and production services, is expected to increase this potential competitive risk. In addition, Universal, a purchaser of our professional products and production services, has held an interest in Digital Theater Systems, one of our competitors. To the extent that our customers choose to utilize competing technologies they have developed or in which they have an interest, rather than utilizing our technologies, our business and operating results could be adversely affected.

Pricing pressures on the consumer electronics product manufacturers who incorporate our technologies into their products could limit the licensing fees we charge for our technologies, which could adversely affect our revenues.

The markets for the consumer electronics products in which our technologies are incorporated are intensely competitive and price sensitive. Retail prices for consumer electronics products that include our sound technology, such as DVD players and home theatre systems, have decreased significantly, and we expect prices to continue to decrease for the foreseeable future. In response, manufacturers have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge our customers who incorporate our technologies into the consumer electronics products that they sell. A decline in the licensing fees we charge could materially and adversely affect our operating results.

Surround sound technologies could be treated as a commodity in the future, which could adversely affect our business, operating results and prospects.

We believe that the success we have had licensing our surround sound technologies to consumer electronics product manufacturers is due, in part, to the strength of our brand and the perception that our technologies provide a high-quality solution for surround sound. However, as applications that incorporate surround sound technologies become increasingly prevalent, we expect more competitors to enter this field with other solutions. Furthermore, to the extent that competitors’ solutions are perceived, accurately or not, to provide the same advantages as our technologies, at a lower or comparable price, there is a risk that sound encoding technologies such as ours will be treated as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. To the extent that our audio technologies become a commodity, rather than a premium solution, our business, operating results and prospects could be adversely affected.

We face risks with respect to conducting business in China due to China’s historically limited recognition and enforcement of intellectual property and contractual rights.

The percentage of our licensing revenue from Chinese consumer electronics product manufacturers grew from 11% in fiscal 2002 to 16% in fiscal 2004. We expect this trend to continue in the future, as consumer electronics product manufacturing in China continues to increase due to the lower manufacturing cost structure there as compared to other industrial countries. We also expect that our sales of professional products and production services in China will expand in the future to the extent that the use of digital surround sound technologies increases in China, including in movies, broadcast television and video games. We further expect that the sale of consumer electronics products incorporating our technologies will increase in China to the extent that Chinese consumers become more affluent. However, we face many risks in China, in large part due to China’s historically limited recognition and enforcement of contractual and intellectual property rights. In particular, we have many times experienced, and expect to continue to experience, problems with Chinese consumer electronics product manufacturers failing to report or underreporting shipments of their products that incorporate our technologies or incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees, which adversely affects our operating results. We may also experience difficulties in enforcing our intellectual property rights in China, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. In addition, we have only limited patent protection in China, especially with respect to our Dolby Digital technologies, which may make it more difficult for us to enforce our intellectual property rights in China. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants in China to increase our ability to enforce our intellectual property and contractual rights in China without relying solely on the Chinese legal system. If we are unable to develop, maintain and strengthen these relationships, our revenue from China could be adversely affected. However, developing, maintaining and strengthening relationships in China is especially difficult because of the multiple Chinese cultures and resulting fragmented nature of the Chinese economy. As a result, we must develop, maintain and strengthen relationships at each step of the entertainment chain in many different regions of China in order to successfully enforce our intellectual property and contractual rights in China.

We face diverse risks in our international business, which could adversely affect our operating results.

We are dependent on international sales for a substantial amount of our total revenue. For the fiscal year-to-date periods ended March 26, 2004 and April 1, 2005, our sales outside the United States were 62% and 65%, respectively, of our professional products and production services revenue, and royalties from licensees outside the United States were 80% and 78%, respectively, of our licensing revenue. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

•	Our ability to enforce our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as do the United States, Japan and European countries, which increases the risk of unauthorized, and uncompensated, use of our technology;

•	United States and foreign government trade restrictions, including those which may impose restrictions on importation of programming, technology or components to or from the United States;

•	Foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;

•	Foreign labor laws, regulations and restrictions;

•	Changes in diplomatic and trade relationships;

•	Difficulty in staffing and managing foreign operations;

•	Fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;

•	Political instability, natural disasters, war and/or events of terrorism; and

•	The strength of international economies.

A loss of one or more of our key customers or licensees in any of our markets could adversely affect our operating results.

From time to time, one or a small number of our customers or licensees may represent a significant percentage of our professional or licensing revenue. Although we have agreements with many of these customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, whether due to strategic redirections or adverse changes in their businesses or for other reasons, could have a significant effect on our operating results.

The licensing of patents constitutes a significant source of our revenue. If we are unable to replace expiring patents with new patents or proprietary technologies, our revenue could decline.

We hold patents covering much of the technology that we license to consumer electronics product manufacturers, and our licensing revenue is tied in large part to the life of those patents. Our right to receive royalties related to our patents terminates with the expiration of the last patent covering the relevant technologies. However, many of our licensees choose to continue to pay royalties for continued use of our trademarks and know-how even after the licensed patents have expired, although at a reduced royalty rate. Accordingly, to the extent that we do not continue to replace licensing revenue from technologies covered by expiring patents with licensing revenue based on new patents and proprietary technologies, our revenue could decline.

We have approximately 900 individual issued patents and over 800 pending patent applications in nearly 40 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through April 2023. Of these, ten patents are scheduled to expire in calendar year 2005, 74 patents are scheduled to expire in calendar year 2006, and 50 patents are scheduled to expire in calendar year 2007. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2008 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2020. In addition, two patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

We have limited or no patent protection for our technologies in certain developing countries such as China and India, which could limit our ability to grow our business in these markets.

We have relatively few or no issued patents in certain countries, including China and India. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies. In India, we have no issued patents. As such, growing our licensing revenue in developing countries such as China and India will depend on our ability to obtain patent rights in these counties for existing and new technologies, which is uncertain. Moreover, because of the limitations of the legal systems in many of these countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is likewise uncertain.

We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future.

Companies in the technology and entertainment industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have faced such claims in the past and we expect to face similar claims in the future. For example, Lucent has asserted that we infringe certain patents held by them, prompting us to file a complaint for declaratory judgment of non-infringement and invalidity of such Lucent patents. These patents generally involve a process and means for encoding and decoding audio signals. Lucent contended that products incorporating our AC-3 technology infringe those patents. The U.S. District Court of Northern District of California recently granted our motions for summary judgment that we have not infringed the Lucent patents at issue and have not contributed to or induced infringement by others. The court’s ruling granting summary judgment of non-infringement can be appealed to the United States Federal Circuit Court of Appeals. Although Lucent has not yet filed an appeal, an adverse ruling for us on appeal and a subsequent determination against us in the Lucent litigation could materially impact our technology licensing business, which may seriously harm our financial condition and results of operations.

Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. For example, in the past we have settled claims relating to infringement allegations and agreed to make payments in connection with such settlements. An adverse determination could require that we pay damages or stop using technologies found to be in violation of a third party’s rights and could prevent us from offering our products and services to others. In order to avoid these restrictions, we may have to seek a license for the technology. This license may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our operating expenses. The technologies also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense. If we cannot license or develop technologies for any infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. In addition, at times in the past, we have chosen to defend our licensees from third-party intellectual property infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future. Any of these results could harm our brand, our operating results and our financial condition. In addition, from time to time we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. Damages and requests for injunctive relief asserted in a claim like this could be material, and could have a significant impact on our business. Any disputes with our customers or potential customers or other third parties could adversely affect our business, results of operations and prospects.

Our licensing of industry standard technologies can be subject to limitations that could adversely affect our business and prospects.

When our technologies are adopted as explicit industry standards by a standards-setting body, we generally must agree to license such technologies on a fair, reasonable and non-discriminatory basis, which could limit our control over the use of these technologies. In these situations, we must often limit the royalty rates we charge for these technologies, which could adversely affect our gross margins. Furthermore, we may be unable to limit to whom we license such technologies, and may be unable to restrict many terms of the license. From time to time we may be subject to claims that our licenses of our industry standard technologies may not conform to the requirements of the standards-setting body. Private parties have raised this type of issue with us in the past. Allegations such as these could be asserted in private actions seeking monetary damages and injunctive relief, or in regulatory actions. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies in ways that could injure our reputation and otherwise materially and adversely affect our business, operating results and prospects.

Licensing some of our technologies in “patent pools” is a relatively new business model for us, and we may face many challenges in conducting this business.

In fiscal 2002, we began licensing some of our patents through our wholly-owned subsidiary Via Licensing Corporation in “patent pools” with other companies in an effort to ensure that our technologies are compatible with other technologies in the entertainment industry and to promote our technologies as industry standards. These patent pools allow product manufacturers streamlined access to certain foundational technologies and are comprised of a group of patents held by a number of companies, including us in some cases, and administered by Via Licensing. This is a different business model for us and we cannot predict all of the challenges we may face or whether we will be successful. For instance, Via Licensing licenses patents in areas such as wireless markets in which we have not competed previously. As a result, our control over the license of our technologies from these patent pools may be limited as compared to our traditional business model in which we license our patents as bundles of technologies and interact directly with our customers. In addition, our control over the application and quality control of our technologies that are included in these pools may be limited.

Our ability to develop proprietary technology in markets in which “open standards” are adopted may be limited, which could adversely affect our ability to generate revenue.

Standards-setting bodies, such as those for digital cinema technologies, may require the use of so-called “open standards,” meaning that the technologies necessary to meet those standards are freely available without the payment of a licensing fee or royalty. The use of open standards may reduce our opportunity to generate revenue, as open standards technologies are based upon non-proprietary technology platforms in which no one company maintains ownership over the dominant technologies.

Events and conditions in the motion picture industry may affect sales of our professional products and production services.

Sales of our professional products and production services tend to fluctuate based on the underlying trends in the motion picture industry. In part, this is because our products have been so widely adopted in this industry. When box office receipts for the motion picture industry increase, we have typically seen sales of our professional products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced cinema products when they are doing well financially. On the other hand, our production services revenue, both in the United States and internationally, is tied to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work stoppages within the motion picture industry, as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

We may be unable to significantly expand our current professional product sales in the cinema industry because our professional products are already used by the vast majority of major cinema operators and major motion picture studios in the United States and much of the rest of the world. If the cinema industry does not expand, or if it contracts, the demand for our professional products will be adversely affected.

Our ability to further penetrate the market for motion picture sound technologies is limited because of the widespread use of our current professional products by major motion picture content creators, distributors and cinema operators. As a result, our future revenue from our professional products for the cinema industry will depend, in part, upon events and conditions in that industry—specifically, the continued production and distribution of motion pictures, and the construction of new theatres and the renovation of existing theatres, using our products and services. For example, in the late 1990s cinema operators in the United States built a large number of new cinema megaplexes. This initially resulted in increased sales of our cinema processors, but also resulted in an oversupply of screens in some markets. This oversupply led to significant declines in new theatre construction in the United States in the early 2000s, resulting in a corresponding decline in sales of our cinema processors. As a result, future growth in sales of our existing cinema products may be limited, and may decrease in the future, as the number of new cinemas being built and the number of existing cinemas without our products continues to decline.

The piracy of motion pictures could adversely affect the motion picture industry and therefore our operating results.

The construction of new screens and the renovation of existing theatres, as well as the continued production of new motion pictures, are also adversely impacted by the growth in piracy of motion pictures. Technological advances and the conversion of motion pictures into digital formats have made it easier to create, transmit and “share” high-quality unauthorized copies of motion pictures, including on pirated DVDs and on the Internet. If cinema operators decide to close a significant number of screens in the future or cut their capital spending as a result of piracy, demand for our playback systems and cinema processors will decline, which could negatively impact our operating results.

If the market for digital cinema does not develop, our future prospects could be limited and our business could be adversely affected.

Digital cinema is a term used to describe movies that are delivered to and stored in movie theatres in electronic form rather than on film, and that are projected on theatre screens using digital projectors. The cinema industry is in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. We are committed to helping the motion picture industry develop system solutions for digital cinema; this is our major initiative in our products and services segment. However, the conversion of movie theatres from film to digital cinema will require significant expenditures, and we cannot predict how quickly digital cinema will become widely adopted, if at all. There are at present only a very limited number of movie theatres that have been converted to digital cinema and we expect that the conversion of theatres to digital cinema technologies, if it occurs, will be a long-term process due to both technological and financial obstacles. Digital cinema may require a significant investment per screen by cinema operators. If the market for digital cinema fails to develop, or develops more slowly than expected, or if there is significant and sustained resistance by the motion picture industry or cinema operators to this technology or the cost of implementation, we may not realize significant returns on our investment in this area, which could adversely affect our operating results. In addition, because the conversion from film-based to digital cinema is in the early stages, it is impossible to predict accurately how the roles and allocation of costs among various industry participants may develop, if or how quickly digital cinema will be adopted and what, if any, industry standards may be adopted. In addition, it is possible that if a large number of cinema owners decide to convert their theatres to digital cinema over a relatively short period of time and our products are selected for these conversions, we may see an initial increase in professional product sales that will not likely be sustained over time.

If we are unable to develop successful products in the market for digital cinema, our future prospects could be limited and our business could be adversely affected.

Even if the market for digital cinema develops, we may not be successful in selling our products, technologies and services in this market, which could have a material adverse effect on our business and prospects. Our effort with respect to digital cinema is one of the areas where we are expanding our business beyond sound technology. As a result, our relative lack of experience in this area may harm our ability to compete successfully. A number of competitors and potential competitors, including Avica, EVS, GDC, Kodak, NEC, QuVis and Sony, are developing similar or alternative solutions for digital cinema, some of which may provide technological or cost advantages over our products, technologies and services. In addition, our products, technologies and services may not be compatible with the products and technologies developed by other companies for digital cinema. Moreover, it is possible that we will be selling components or technologies that will be incorporated into products sold by other companies, which would be a departure from our traditional business of manufacturing our own professional products and could limit our ability to control the distribution and use of our professional products. In addition, we are building components of the digital cinema delivery solution that are not solely related to sound and we do not have a long track record of providing these types of products, which may adversely affect our ability to compete in the digital cinema market. In this regard, our competitors may develop entire system solutions for digital cinema, which could make the technologies that we develop for incorporation in digital cinema systems unnecessary. In addition, we expect that our digital cinema products, technologies and services may not be priced as low as those of our competitors, which may make it more difficult for us to compete or have our products and technologies become widely adopted. It is also possible that the professional products used for digital cinema will be sold pursuant to large, long-term contracts at a fixed price, which will be bid upon by potential suppliers. This would be a departure from our traditional model of selling our professional products pursuant to one-time contracts, and could expose us to various risks we have not faced in the past, including an inability to adjust the prices we charge for such services if our costs were to increase. This model also could subject us to potentially higher warranty and intellectual property rights claims.

The demand for our current professional products and production services could decline if the film industry broadly adopts digital cinema.

If the film industry broadly adopts digital cinema, the demand for our current professional products and production services could decline. Such a decline in our products and services business could also adversely affect our technology licensing business, because the strength of our brand and our ability to use professional developments to advance our consumer licensing technologies would be impaired. If, in such circumstances, we are unable to adapt our professional products and production services or introduce new products for the market for digital cinema successfully, our business could be materially adversely affected.

If we are unable to expand our business into non-sound technologies, our future growth could be limited.

Our future growth will depend, in part, upon our expansion into areas beyond sound technologies. For example, in addition to our digital cinema initiative, we are exploring other areas that facilitate delivery of digital entertainment, such as technologies for processing digital moving images and content protection. We will need to spend considerable resources on research and development in the future in order to deliver innovative non-sound technologies. However, we have limited experience in these markets and, despite our efforts, we cannot predict whether we will be successful in developing and marketing non-sound products, technologies and services. In addition, many of these markets are relatively new and may not develop as we currently anticipate. Moreover, although we believe that many of the technological advances we may develop for digital cinema may have applicability in other areas, such as broadcasting or consumer electronics products, we may not ever be able to achieve these anticipated benefits in these other markets. A number of competitors and potential competitors may develop non-sound technologies similar to those that we develop, some of which may provide advantages over our products, technologies and services. Some of these competitors have much greater experience and expertise in the non-sound fields we may enter. The non-sound products, technologies and services we expect to market may not achieve or sustain market acceptance, may not meet the needs of the movie industry, and may not be accepted as industry standards. If we are unsuccessful in selling non-sound products, technologies and services, the future growth of our business may be limited. In addition, our efforts to enter or strengthen our positions in non-sound markets may be tied to the success of specific programs.

Fluctuations in our quarterly and annual operating results may adversely affect the value of our stock.

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual revenue and operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our business and prospects. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenue include:

•	Fluctuations in demand for our products and for the consumer electronics products of our licensees;

•	Fluctuations in the timing of royalty reports we receive from our licensees, including late, sporadic or inaccurate reports;

•	Sporadic payments we may be able to recover from companies utilizing our technologies without a license;

•	Introduction or enhancement of products, services and technologies by us and our competitors, and market acceptance of these new or enhanced products, services and technologies;

•	Rapid, wholesale changes in technology in the entertainment industries in which we compete;

•	Events and conditions in the motion picture industry that affect the number of theatres constructed and the number of movies produced and exhibited, including box office receipts, the popularity of motion pictures generally and strikes by motion picture industry participants;

•	The financial resources of cinema operators available to buy our products or to equip their theatres to accommodate upgraded or new technologies;

•	Consolidation by participants in the markets in which we compete, which could result among other things in pricing pressure;

•	The amount and timing of our operating costs and capital expenditures, including those related to the expansion of our business, operations and infrastructure;

•	Variations in the time-to-market of our technologies in the entertainment industries in which we operate;

•	Seasonal consumer electronics product shipment patterns by our consumer electronics product licensees and seasonal product purchasing patterns by customers of our professional products;

•	The impact of, and our ability to react to, interruptions in the entertainment distribution chain, including as a result of work stoppages at our facilities, our customers’ facilities and other points throughout the entertainment distribution chain;

•	The impact of, and our ability to react to, political instability, natural disasters, war and/or events of terrorism;

•	Widespread illnesses such as the SARS illness and Avian Influenza, or Asian Bird Flu, in Asia that could impact our operations, or that could impact the operations of our professional products and production services customers or our consumer electronics product manufacturer licensees—for example, in the past our ability to visit our consumer electronics product manufacturer licensees in Asia was limited by travel restrictions imposed in response to SARS;

•	Changes in business cycles that affect the markets in which we sell our products and services or the markets for consumer electronics products incorporating our technologies;

•	Fluctuations in foreign currency exchange rates and interest rates, or our ability to hedge foreign currency risks through interest rate swaps or other hedging activities we undertake;

•	Adverse outcomes of litigation or governmental proceedings, including any foreign, federal, state or local tax assessments or audits; and

•	Costs of litigation and intellectual property protection.

One or more of the foregoing or other factors may cause our operating expenses to be disproportionately higher or lower or may cause our revenue and operating results to fluctuate significantly in any particular quarterly or annual period. Results from prior periods are thus not necessarily indicative of the results of future periods.

The loss of or interruption in operations of one or more of our key suppliers could materially delay or stop the production of our professional products and impair our ability to generate revenue.

Our reliance on outside suppliers for some of the key materials and components we use in manufacturing our professional products involves risks, including limited control over the price, timely delivery and quality of such components. We have no agreements with our suppliers to ensure continued supply of materials and components. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause material delays in our production operations and increase our production costs. In addition, our suppliers may not be able to meet our future production demands as to volume, quality or timeliness. Moreover, we rely on sole source suppliers for some of the components that we use to manufacture our professional products, including certain charged coupled devices, light emitting diodes and digital signal processors. These sole source suppliers may become unable or unwilling to deliver these components to us at an acceptable cost or at all, which could force us to redesign certain of our products. Our inability to obtain timely delivery of key components of acceptable quality, any significant increases in the prices of components, or the redesign of our professional products could result in material production delays, increased costs and reductions in shipments of our products, any of which could increase our operating costs, harm our customer relationships or materially and adversely affect our business and operating results.

Revenue from our professional products may suffer if our production processes encounter problems or if we are not able to match our production capacity to fluctuating levels of demand.

Our professional products are highly complex, and production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time in a cost effective manner, which could harm our competitive position. If production is interrupted at one of our two manufacturing facilities, we may not be able to shift production to the other facility on a timely basis, and customers may purchase products from our competitors. A shortage of manufacturing capacity for our professional products could adversely affect our operating results and damage our customer relationships. We generally cannot quickly adapt our manufacturing capacity to rapidly changing market conditions. Likewise, we may be unable to respond to fluctuations in customer demand. At times we underutilize our manufacturing facilities as a result of reduced demand for certain of our professional products. Any inability to respond to fluctuations in customer demand for our professional products may adversely affect our gross margins.

Our professional products, from time to time, experience quality problems that can result in decreased sales and higher operating expenses.

Our professional products are complex and sometimes contain undetected software or hardware errors, particularly when first introduced or when new versions are released. In addition, our professional products are sometimes combined with or incorporated into products from other vendors, sometimes making it difficult to identify the source of a problem. These errors could result in a loss of or delay in market acceptance of our professional products or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. In addition, if our professional products contain errors we could be required to replace or reengineer them, which could increase our costs. Moreover, if any such errors cause unintended consequences, we could face claims for product liability. Although we generally attempt to contractually limit liability for defective products to the cost of repairing or replacing these products, if these contract provisions are not enforced or are unenforceable for any reason, or if liabilities arise that are not effectively limited, we could incur substantial costs in defending and settling product liability claims.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business, operating results and financial condition.

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management, disposal and labeling of hazardous substances and wastes and the cleanup of contaminated sites. Certain of our products are subject to various federal, state and international laws governing chemical substances in electronic products. We could incur costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. The ultimate costs under environmental laws and the timing of these costs are difficult to predict. We also expect that our operations, whether manufacturing or licensing, will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business.

Our operating results may be adversely affected as a result of our required compliance with the recently adopted European Union Directives on Waste Electrical and Electronic Equipment and the Restriction of the Use of Hazardous Substances in electrical and electronic equipment.

In February 2003, the European Union enacted Directive 2002/96/EC on Waste Electrical and Electronic Equipment Directive, known as the WEEE Directive. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment. Most of our professional products fall within the scope of this Directive and as such we will incur some financial responsibility for the collection, recycling, treatment and disposal of both new products sold, and products already sold prior to the WEEE Directive’s enforcement date, to customers within the European Union. The Directive further increases our financial liabilities by requiring producers to adopt new approaches for improving sustainable product design and for encouraging recycling or re-use at the end of the product’s life.

At the same time, the European Union also enacted Directive 2002/95/EC on the Restriction of the use of Hazardous Substances in electrical and electronic equipment, known as the RoHS Directive. This Directive restricts the use of certain hazardous substances, including mercury, lead, cadmium, hexavalent chromium and certain flame retardants, used in the construction of component parts of electrical and electronic equipment. We need to change our manufacturing processes, and to redesign or reformulate products regulated under the RoHS Directive to eliminate these hazardous substances in our products, in order to be able to continue to offer them for sale within the European Union. For some products, substituting certain components containing regulated hazardous substances will be more difficult or costly, and the additional redesign efforts could result in production delays.

Individual European Union member states are required to transpose the Directives into national legislation. Although not all European Union member states have enacted legislation to implement these two directives, we continue to review the applicability and impact of both directives on the sale of our professional products within the European Union.

We expect to incur increased manufacturing costs or production delays to comply with future legislation which implements these directives, but we cannot currently estimate the extent of such increased costs or production delays. However, to the extent that such cost increases or delays are substantial, our operating results could be materially adversely affected. In addition, we are aware of similar legislation which may be enacted in other countries, such as China, and possible new federal and state legislation in the United States, the cumulative impact of which could significantly increase our operating costs and adversely affect our operating results.

The WEEE Directive and the RoHS Directive are aimed mainly at mass market consumer electronics and thus will impact many of our customers who license our technology and pay us royalties upon the sale of electronic products. If the directives result in fewer licensed consumer electronics products being sold, whether due to price increases, production delays, compromised product performance due to reformulation or redesign, or for other reasons, then we will receive less revenue in royalties. If the directives materially impair or inhibit such sales, the reduction in licensing revenue could adversely affect our operating results.

Any inability to protect our intellectual property rights could reduce the value of our products, services and brand.

Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. We derived 75% and 76% of our total revenue from licensing revenue in the second quarter of fiscal 2004 and 2005, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in certain developing countries or where the initiation of a claim might harm our business relationships. For example, we have many times experienced, and expect to continue to experience, problems with Chinese consumer electronics product manufacturers incorporating our technologies into their products without our authorization. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs both inside and outside China, which could adversely affect our financial condition and results of operations. We generally seek patent protection for our innovations. It is possible, however, that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Moreover, we have limited or no patent protection in certain foreign jurisdictions. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies, and in India we have no issued patents. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may later be found to be invalid or unenforceable. Moreover, we seek to maintain certain intellectual property as trade secrets. These trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from them.

It is possible that we may be treated as a personal holding company, which could adversely affect our operating results and financial condition.

The Internal Revenue Service may assert that we or any of our subsidiaries are currently, or previously have been, liable for personal holding company tax, plus interest and penalties, if applicable. In addition, we and our subsidiaries may be liable for personal holding company tax in the future. For United States federal income tax purposes, a corporation is generally considered to be a “personal holding company” under the United States Internal Revenue Code if (i) at any time during the last half of its taxable year more than 50% of its stock by value is owned, directly or indirectly, by virtue of the application of certain stock ownership attribution rules set forth in the Internal Revenue Code for purposes of applying the personal holding company rules, by five or fewer individuals and (ii) at least 60% of its adjusted ordinary gross income, as defined for United States federal income tax purposes, is “personal holding company income.” Personal holding company income is generally passive income, including royalty income, subject to certain exceptions such as qualifying software royalties. A personal holding company is subject to an additional tax on its undistributed after-tax income, calculated at the statutory tax rate, which is currently 15%. Since the personal holding company tax is imposed only on undistributed income, a personal holding company can avoid or mitigate liability for the tax, but not interest or penalties, by paying a dividend to its stockholders.

More than 50% of the value of our stock was held by Ray Dolby and stockholders considered affiliated with him pursuant to the stock ownership attribution rules applicable to personal holding companies. We expect this will continue in the near future. In addition, a significant portion of our income is from licensing fees, which may constitute personal holding company income. Currently, however, less than 60% of Dolby Laboratories’ adjusted ordinary gross income is personal holding company income. Consequently, given our current sources of revenue, we believe that neither we nor any of our subsidiaries is currently liable for personal holding company tax. Moreover, we do not believe that we or any of our subsidiaries have previously been liable for personal holding company tax.

However, the Internal Revenue Service may assert that we or one of our subsidiaries are currently, or previously have been, liable for personal holding company tax, plus interest and penalties, if applicable. In addition, we or our subsidiaries may be liable for personal holding company tax in the future. The treatment of certain items of our income and the income of our subsidiaries, for purposes of the personal holding company tax, may be subject to challenge. In the event that we or any of our subsidiaries is determined to be a personal holding company, or for prior taxable years, to have been a personal holding company, we or the subsidiary could be liable for additional taxes, and possibly interest and penalties, based on the undistributed income and the tax rate in effect at the time, but only if we or our subsidiary, as the case may be, decides not to fully abate the tax by the payment of a dividend, although such a dividend will not eliminate interest and penalties. In addition, we believe that there exists a meaningful risk that in the relatively near future the mix of our revenue will change so that more of our adjusted ordinary gross income may be classified as personal holding company income. In such event, it is possible that we or one of our subsidiaries could become liable for the personal holding company tax, assuming the ownership test continues to be met. In that case, we or our subsidiary, as the case may be, may be required to pay additional tax in the event we or the subsidiary decides not to fully abate the tax by the payment of a dividend. Because no claim or assessment has been made against us with respect to personal holding company taxes, we are unable to quantify the amount of any additional taxes, and possibly interest penalties, for which we may be liable in the future for past periods or the amount of the dividend that we may pay to abate the tax. Furthermore, we are unable to quantify the amount of personal holding company tax that we may be liable for or the dividend that we may elect to pay for future periods as such amounts, if any, would be based upon the application of the rules discussed above to the results of our future operations. We are currently exploring options to reduce our exposure and the exposure of our subsidiaries to the personal holding company tax in the future.

Failure to comply with applicable current and future government regulations could have a negative effect on our business.

Our operations and business practices are subject to federal, state and local government laws and regulations, as well as international laws and regulations, including those relating to consumer and other safety-related compliance for electronic equipment, as well as compulsory license requirements as a prerequisite to being included as part of the industry standards, such as the United States HDTV standard. Any failure by us to comply with the laws and regulations applicable to us or our products could result in our inability to sell those products, additional costs to redesign products to meet such laws and regulations, fines or other administrative actions by the agencies charged with enforcing compliance and, possibly, damages awarded to persons claiming injury as the result of our non-compliance. Changes in or enactment of new statutes, rules or regulations applicable to us could have a material adverse effect on our business.

Acquisitions could result in operating difficulties, dilution to our stockholders and other harmful consequences.

We have evaluated, and expect to continue to evaluate, a wide array of possible strategic transactions and acquisitions. For example, we consider these types of transactions in connection with our efforts to expand our business beyond sound technologies, such as in digital cinema and other technologies related to the delivery of digital entertainment. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future and have no current plans for any specific strategic transactions or acquisitions, any of these transactions could be material in relation to our financial condition and results of operations. The process of integrating an acquired company, business or technology may create unforeseen difficulties and expenditures. The areas where we may face risks include:

•	Diversion of management time and focus from operating our business to acquisition integration challenges;

•	Cultural challenges associated with integrating employees from acquired businesses into our organization;

•	Retaining employees from businesses we acquire;

•	The need to implement or improve internal controls, procedures and policies appropriate for a public company at businesses that prior to the acquisition lacked these controls, procedures and policies;

•	Possible write-offs or impairment charges resulting from acquisitions;

•	Unanticipated or unknown liabilities relating to acquired businesses; and

•	The need to integrate acquired businesses’ accounting, management information, manufacturing, human resources and other administrative systems to permit effective management.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures and languages, currency risks and risks associated with the particular economic, political and regulatory environment in specific countries. Also, the anticipated benefit of our acquisitions may not materialize. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our operating results or financial condition. Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

The loss of members of our management team could substantially disrupt our business operations.

Our success depends to a significant degree upon the continued individual and collective contributions of our management team. A limited number of individuals have primary responsibility for managing our business, including our relationships with key customers and licensees. We have a number of key executives and senior technical people who have been with us for a number of years, including over 150 employees who have been with us for over 10 years. These individuals, as well as the rest of our management team and key employees, are at-will employees, and we do not maintain any key-person life insurance policies. Losing the services of any key member of our team, whether from retirement, competing offers or other causes, could prevent us from executing our business strategy, cause us to lose key customer or licensee relationships, or otherwise materially affect our operations.

We rely on highly skilled personnel, and if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to maintain our operations or grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In this regard, we currently plan to hire a significant number of employees prior to the end of calendar 2005 in response to our growth and our current initiatives and if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to implement our current initiatives or grow effectively. In this regard, we have in the past maintained a rigorous, highly selective and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. However, our highly selective hiring process has made it more difficult for us to hire a sufficient number of qualified employees, and, as we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. In addition, we are aware that certain of our competitors have directly targeted our employees. Moreover, the high cost of living in the San Francisco Bay Area, where our corporate headquarters and a significant portion of our operations are located, has been an impediment in attracting new employees and retaining existing employees in the past, and we expect that this high cost of living will continue to impair our ability to attract and retain employees in the future. Furthermore, for much of our history we have relied upon cash compensation arrangements, such as cash bonuses, rather than option grants, to motivate our employees. In recent years, we have granted options to key employees. Nonetheless, there is no assurance that either of these approaches will provide adequate incentives to attract, retain and motivate employees in the future. If we do not succeed in attracting excellent personnel and retaining and motivating existing personnel, our existing operations may suffer and we may be unable to grow effectively.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork and focus that we believe our culture fosters, and our business may be harmed.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, teamwork and a focus both on developing and strengthening long-term relationships with entertainment industry participants and on developing practical, enduring technology solutions for the entertainment industry. As we grow and change in response to the requirements of being a public company, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our future success. We intend to continue to focus on developing technologies for the entertainment industries that provide long-term benefits, and we intend to keep our focus on long-term results.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

As a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and the NYSE. In addition, our management team will also have to adapt to the requirements of being a public company, as none of our senior executive officers has significant experience in the public company environment. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are unable to currently estimate these costs with any degree of certainty. We do believe, however, that we will be able to fund these costs out of our available working capital. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

We have a complex business organization that is international in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Both we and our independent auditors will be testing our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

Issues arising from the implementation of our new enterprise resource planning system could affect our operating results and ability to manage our business effectively.

We are currently implementing a PeopleSoft enterprise resource planning, or ERP, system over a three-year period ending in 2007 that is critical to our accounting, financial, operating and manufacturing functions. Implementing a new ERP system raises costs and risks inherent in the conversion to a new computer system, including disruption to our normal accounting procedures and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s attention and resources and could materially adversely affect our operating results and ability to manage our business effectively. In addition, we do not know whether or not the acquisition of PeopleSoft by Oracle will affect the implementation and future use of our ERP system. To the extent that this acquisition delays, complicates or prevents the full implementation, future use or service of our ERP system, our operating results and financial condition could be adversely affected.

Calamities, power shortages or power interruptions at our San Francisco and Burbank offices or our Brisbane manufacturing facilities could disrupt our business and adversely affect our operations, and could disrupt the businesses of our major professional products and production services customers.

Our principal operations are located in Northern California, including our corporate headquarters in San Francisco and one of our manufacturing facilities in Brisbane, California. Many of our motion picture production services operations are located in Burbank, California. In addition, many of our major professional products and production services customers in the motion picture and broadcast industries are located in Burbank and other Southern California locations. All of these locations are in areas of seismic activity near active earthquake faults. Any earthquake, terrorist attack, fire, power shortage or other calamity affecting our facilities or our customers’ facilities may disrupt our business and substantially affect our operations.

For the foreseeable future, Ray Dolby or his affiliates will be able to control the selection of all members of our board of directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.

At April 1, 2005 Ray Dolby and persons and entities affiliated with Ray Dolby owned approximately 66% of our Class B common stock, representing 91% of the combined voting power of our outstanding Class A and Class B common stock. Under our charter, holders of shares of Class B common stock may generally transfer such shares to family members, including spouses and descendents or the spouses or domestic partners of such descendents, without having the shares automatically convert into shares of Class A common stock. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendents will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. There is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates continue to hold shares of Class B common stock representing approximately 9% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	Our amended and restated certificate of incorporation provides for a dual class common stock structure. As a result of this structure, Ray Dolby and his affiliates, family members and descendants will have control for the foreseeable future over virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that our other stockholders may view as beneficial.

•	Our board of directors has the sole right to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

•	After such time as the holders of our Class B common stock hold less than a majority of the combined voting power of our outstanding shares of Class A and Class B common stock, our stockholders may not act by written consent. As a result, a holder or holders controlling a majority of the combined voting power of our outstanding shares of Class A and Class B common stock at such time would not be able to take certain actions except at a stockholders’ meeting.

•	Our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of holders of Class A common stock and minority stockholders to elect director candidates.

•	Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters to be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company.

•	Our amended and restated certificate of incorporation provides that, unless otherwise required by law, special meetings of stockholders may be called only by the chairman of the board, the chief executive officer, the president or the board of directors acting pursuant to a resolution adopted by a majority of the board members. A stockholder may not call a special meeting, which may delay the ability of our stockholders to force consideration of a proposal or for holders controlling a majority of our capital stock to take action, including the removal of directors.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may, in general, not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our Class A common stock could decline. Based on shares outstanding as of April 1, 2005, we have outstanding a total of 103,148,683 shares of Class A and Class B common stock. Of these shares, only the 31,625,000 shares of Class A common stock sold in our initial public offering by us and the selling stockholders are freely tradable, without restriction, in the public market. Our underwriters, however, may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

The lock-up agreements pertaining to our initial public offering will expire 180 days from the date of the offering, although those lock-up agreements may be extended for up to an additional 35 days under certain circumstances. After the lock-up agreements expire, up to an additional 71,523,683 shares of Class A common stock issuable upon conversion of outstanding shares of our Class B common stock will be eligible for sale in the public market, 69,499,450 of which shares of Class B common stock are held by directors and executive officers and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 18,408,622 shares of Class A or Class B common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash and Cash Equivalents. As of April 1, 2005, we had cash and cash equivalents of $350.7 million, which consisted of highly liquid money market instruments with original maturities of three months or less. Utilizing our cash balance as of April 1, 2005, a hypothetical 1.0% change in interest rates would have resulted in a $3.5 million impact to our interest income

Interest Rate Swap Agreements. We have entered into interest rate swap agreements to manage our exposure to interest rate changes on our facility debt obligations. The swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Gains and losses associated with the swap agreements are included in other income, net, in our consolidated statements of operations.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

Foreign Currency Exchange Risk

Nearly all of our revenue is derived from transactions denominated in United States dollars. We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be limited.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended April 1, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 22, 2005, the U.S. District Court for the Northern District of California granted our motion for summary judgment that we have not infringed, induced others to infringe, or contributed to the infringement of certain U.S. patents. These patents generally involve a process and means for digitally encoding and decoding audio signals. We filed these motions as part of an ongoing dispute with Lucent Technologies, Inc. and Lucent Guardian I, LLC, together “Lucent” in which we contended that Lucent was wrongly asserting that our licensees using Dolby AC-3 audio compression technology required licenses to the patents at issue. In granting summary judgment of non-infringement, the court found that Lucent had not presented evidence from which a reasonable fact-finder could find that Dolby AC-3 technology infringes the patents at issue. The court’s April 22, 2005, ruling granting summary judgment of non-infringement can be appealed to the United States Federal Circuit Court of Appeals.

As part of the original lawsuit, we are claiming that the Lucent patents under question are invalid. The trial with respect to this remaining aspect of the lawsuit is scheduled to commence on September 9, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the quarter ended April 1, 2005, we issued an aggregate of 1,692,518 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of $2.6 million as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. Options to purchase an aggregate of 11,353,182 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

On January 12, 2005, in connection with the amendment and restatement of our Certificate of Incorporation to implement our dual class stock structure and a 5-for-1 stock split, all then outstanding shares of our common stock were reconstituted as 87,026,850 shares of our unregistered Class B common stock. We received no consideration as a result of this transaction. We believe this transaction was exempt from the registration requirements of the Securities Act in reliance on Section 3(a)(9) thereof as an exchange of securities by us with our existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Each share of our Class B common stock is convertible into one share of our Class A common stock at any time at the option of the holder or upon the affirmative vote of the holders of a majority of the shares of Class B common stock. In addition, each share of Class B common stock shall convert automatically into one share of Class A common stock upon any transfer, except for certain transfers described in our amended and restated certificate of incorporation.

Use of Proceeds from Public Offering

The Securities and Exchange Commission declared our registration statement, filed on Form S-1 (File No. 333-120614) under the Securities Act of 1933 in connection with the initial public offering of our Class A common stock, $0.001 par value, effective on February 16, 2005. The underwriters were Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Adams Harkness, Inc. and William Blair & Company, L.L.C.

Our initial public offering closed on February 23, 2005. All 31,625,000 shares of Class A common stock registered under the Registration Statement, which included 4,125,000 shares of Class A common stock covered by an over-allotment option granted to the underwriters, were sold to the public at a price of $18.00 per share. Of the 31,625,000 shares of Class A common stock sold in the offering, 14,625,000 shares were sold by us and 17,000,000 shares were sold by entities affiliated with Ray Dolby, our founder, chairman and a member of our board of directors. The offering terminated after the sale of all of the securities registered by the Registration Statement.

The aggregate gross proceeds from the sale of shares of Class A common stock by us were $263.3 million and the aggregate gross proceeds from the sale of shares of Class A common stock by entities affiliated with Ray Dolby were $306 million. The aggregate net proceeds to us were $242.5 million after deducting $15.8 million in underwriting discounts and commissions and $5.0 million in other costs incurred in connection with the offering.

We anticipate that we will use the net proceeds for general corporate purposes, including working capital. We may use a portion of the proceeds of this offering for acquisitions of complementary businesses, technologies or other assets. We have no current agreements or commitments with respect to any material acquisitions. Pending such uses, we plan to invest the net proceeds in highly liquid, investment grade securities. The use of proceeds does not represent a material change from the use of proceeds described in the initial public offering prospectus we filed pursuant to Rule 424(b) of the Securities Act with the SEC on February 17, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 11, 2005, we secured the written consent of our stockholders, pursuant to Section 228 of the Delaware General Corporation Law, for the amendment and restatement of our certificate of incorporation in connection with our initial public offering. The amendment and restatement of our certificate of incorporation: (1) implemented our dual class stock structure, (2) implemented our 5 for 1 stock split, and (3) provided for certain changes consistent with our becoming a public company. A total of 15,500,000 shares of our common stock, out of a total of 17,405,370 shares of our common stock then outstanding, voted in favor of these matters.

On January 27, 2005, we secured the written consent of our stockholders, pursuant to Section 228 of the Delaware General Corporation Law, for the following matters in connection with our initial public offering: (1) the amendment and restatement of our Bylaws to provide for certain changes consistent with our becoming a public company, (2) the amendment and restatement of our 2000 Stock Incentive Plan to amend certain transfer restrictions therein and to increase the number of shares of our Class B common stock reserved thereunder, (3) the adoption of our 2005 Stock Plan, (4) the adoption of our Employee Stock Purchase Plan, (5) the adoption of indemnification agreements to be entered into with each of our directors, executive officers and other employees, as our Board may determine, and (6) the ratification of the appointment of KPMG LLP as our independent public auditors for our 2005 fiscal year. A total of 77,500,000 shares of our Class B common stock, out of a total of 87,195,354 shares of our Class B common stock and no shares of our Class A common stock then outstanding, voted in favor of these matters.

On January 27, 2005 we held our annual meeting of stockholders. At this annual meeting, our Board of Directors, consisting of Ray Dolby, N.W. Jasper Jr., Peter Gotcher, Sanford Robertson and Roger Siboni, was reelected in its entirety. A total of 78,539,405 shares of our Class B common stock, out of a total of 87,090,240 shares of our Class B common stock and no shares of our Class A common stock then outstanding, voted in favor of these matters.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2005

DOLBY LABORATORIES, INC.

By:	/s/ JANET L. DALY
Janet L. Daly Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith

*	Furnished herewith