Form 10-Q
period 2005-07-01
Dolby Laboratories, Inc.
filed 2005-08-11
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

On August 3, 2005, the Registrant had 32,131,304 shares of Class A common stock and 71,448,949 shares of Class B common stock outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 24, 2004	July 1, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,711	$361,551
Restricted cash	—	175
Accounts receivable, net	18,257	17,730
Accounts receivable from related parties	1,927	—
Inventories	7,163	9,143
Income tax receivable	4,246	1,767
Deferred income taxes	30,813	38,394
Prepaid expenses and other current assets	3,640	2,775

Total current assets	144,757	431,535
Property, plant and equipment, net	72,333	76,563
Intangible assets, net	6,778	17,593
Goodwill	22,030	23,200
Long-term deferred income taxes	6,669	6,812
Other assets	9,299	8,299

Total assets	$261,866	$564,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$56,540	$62,207
Accounts payable and accrued royalties due to related parties	291	—
Income taxes payable	3,793	9,064
Current portion of debt	1,290	1,329
Deferred revenues	2,562	2,865

Total current liabilities	64,476	75,465
Long-term debt	13,580	12,471
Other non-current liabilities	23,283	22,179

Total liabilities	101,339	110,115
Controlling interest	17,200	17,573
Stockholders’ equity:
Class A common stock	—	32
Class B common stock	87	72
Additional paid-in capital	48,731	301,329
Deferred stock-based compensation	(33,728)	(29,367)
Retained earnings	125,076	160,561
Accumulated other comprehensive income	3,161	3,687

Total stockholders’ equity	143,327	436,314

Total liabilities and stockholders’ equity	$261,866	$564,002

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 25, 2004	July 1, 2005	June 25, 2004	July 1, 2005
	(unaudited)
Revenue:
Licensing	$55,487	$60,775	$162,234	$187,683
Product sales	15,355	13,486	43,133	44,780
Production services	5,208	5,418	14,797	16,580

Total revenue	76,050	79,679	220,164	249,043

Cost of revenue:
Cost of licensing	13,441	5,156	41,327	35,367
Cost of product sales (1)	7,822	6,754	22,435	23,038
Cost of production services (1)	1,935	2,246	5,453	6,442

Total cost of revenue	23,198	14,156	69,215	64,847

Gross margin	52,852	65,523	150,949	184,196

Operating expenses:
Selling, general and administrative (1)	28,182	33,372	74,575	101,839
Research and development (1)	6,186	6,885	16,820	22,914
Settlements	(2,000)	—	(2,000)	(2,000)
In-process research and development	—	—	1,540	—

Total operating expenses	32,368	40,257	90,935	122,753

Operating income	20,484	25,266	60,014	61,443
Other income, net	370	2,062	750	3,100

Income before provision for income taxes and controlling interest	20,854	27,328	60,764	64,543
Provision for income taxes	8,392	12,332	23,341	28,075

Income before controlling interest	12,462	14,996	37,423	36,468
Controlling interest in net income	(494)	(218)	(850)	(983)

Net income	$11,968	$14,778	$36,573	$35,485

Basic net income per share	$0.14	$0.14	$0.43	$0.37
Diluted net income per share	$0.13	$0.13	$0.40	$0.34
Shares used in basic net income per share computation	85,707	103,410	85,383	94,796
Shares used in diluted net income per share computation	95,306	112,750	91,149	104,954

Expense for royalties payable to related party	$9,154	$—	$27,983	$18,710
Expense for rent payable to related party	873	873	2,619	2,619

(1) Stock-based compensation included above in the fiscal quarters and fiscal year-to-date periods ended June 25, 2004 and July 1, 2005 was classified as follows:

Cost of product sales	$52	$56	$52	$166
Cost of production services	18	27	18	83
Selling, general and administrative	1,814	2,674	3,948	9,464
Research and development	405	471	405	1,722

Total stock-based compensation	$2,289	$3,228	$4,423	$11,435

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year-to-Date Ended
	June 25, 2004	July 1, 2005
	(unaudited)
Operating activities:
Net income	$36,573	$35,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,187	8,199
Stock-based compensation expense	4,423	11,435
Provision for doubtful accounts	(256)	108
Loss on disposition of property, plant and equipment	9	220
Gain on interest rate swap agreements	(633)	(357)
Equity in the loss of unconsolidated affiliates	180	244
Controlling interest in net income of consolidated affiliates	850	983
In-process research and development	1,540	—
Deferred income taxes	(7,832)	(7,724)
Changes in operating assets and liabilities:
Restricted cash	—	(175)
Accounts receivable	(94)	2,135
Inventories	(1,611)	(2,163)
Prepaid expenses and other current assets	(455)	1,941
Accounts payable and accrued liabilities	3,410	6,796
Accounts payable and accrued royalties due to related parties	1,573	(279)
Income taxes, net	2,373	7,609
Deferred revenues	(1,050)	1,078
Other non-current liabilities	1,379	596
Payment on litigation settlement	(3,000)	(3,000)

Net cash provided by operating activities	43,566	63,131

Investing activities:
Purchases of property, plant and equipment	(6,279)	(12,001)
Acquisitions, net of cash acquired	(13,486)	(1,446)
Purchase of intangible assets	—	(11,773)
Proceeds from sale of equipment	—	39

Net cash used in investing activities	(19,765)	(25,181)

Financing activities:
Payments on debt	(908)	(976)
Issuance of Class A common stock, net of issuance costs of $20.8 million	—	242,490
Proceeds from the exercise of Class B stock options	364	3,123
Repurchases of Class B common stock	(144)	(72)

Net cash (used in) provided by financing activities	(688)	244,565

Effect of foreign exchange rate changes on cash and cash equivalents	2,250	325

Net increase in cash and cash equivalents	25,363	282,840
Cash and cash equivalents at beginning of period	61,922	78,711

Cash and cash equivalents at end of period	$87,285	$361,551

Supplemental disclosure:
Cash paid for income taxes	$29,629	$28,162
Cash paid for interest	907	1,512

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

Unaudited Interim Financial Statements

The accompanying interim consolidated balance sheet as of July 1, 2005, the consolidated statements of operations for the fiscal quarters and fiscal year-to-date periods ended June 25, 2004 and July 1, 2005 and the consolidated statements of cash flows for the fiscal year-to-date periods ended June 25, 2004 and July 1, 2005 are unaudited. These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended September 24, 2004 and include all adjustments necessary for fair presentation. The results for the fiscal quarter and fiscal year-to-date period ended July 1, 2005 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 30, 2005. The fiscal year-to-date period ended July 1, 2005 consisted of 40 weeks as compared to the fiscal year-to-date period ended June 25, 2004, which consisted of 39 weeks. Our 2005 fiscal year consists of 53 weeks and ends on September 30, 2005.

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

Per Share Data

Basic net income per share is computed by dividing net income by the weighted average number of shares of Class A common stock and Class B common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of shares of Class A common stock and Class B common stock outstanding and the potential number of shares of dilutive Class A common stock and Class B common stock equivalents outstanding during the period. The dilutive shares are comprised entirely of options to purchase shares of Class A common stock and Class B common stock.

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 25, 2004	July 1, 2005	June 25, 2004	July 1, 2005
	(in thousands, except per share amounts)
	(unaudited)
Numerator:
Net income	$11,968	$14,778	$36,573	$35,485

Denominator:
Weighted average shares of Class A common stock and Class B common stock outstanding (basic)	85,707	103,410	85,383	94,796
Common stock equivalents from options to purchase Class A common stock and Class B common stock	9,599	9,340	5,766	10,158

Weighted average shares of Class A common stock, Class B common stock, and Class A and Class B common stock equivalents outstanding (diluted)	95,306	112,750	91,149	104,954

Basic net income per share	$0.14	$0.14	$0.43	$0.37

Diluted net income per share	$0.13	$0.13	$0.40	$0.34

No options were excluded from the above calculations for the third quarter of fiscal 2004 and 2005 and the year-to-date period ended June 25, 2004 because their exercise prices were less than the average fair value of Class A common stock during the period. A total of 1,316,250 options were excluded from the calculation for the year-to-date period ended July 1, 2005 because their exercise prices were greater than the average fair value of Class A common stock during the period.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based awards for the fiscal quarters and fiscal year-to-date periods ended June 25, 2004 and July 1, 2005:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 25, 2004	July 1, 2005	June 25, 2004	July 1, 2005
	(in thousands, except per share amounts)
	(unaudited)
Net income	$11,968	$14,778	$36,573	$35,485
Add: Stock-based compensation expense included in reported net income, net of tax	2,102	2,987	3,440	10,753
Deduct: Stock-based compensation expense under the fair value method, net of tax	(2,981)	(3,993)	(5,383)	(11,738)

Pro forma net income	$11,089	$13,772	$34,630	$34,500

Basic net income per share
As reported	$0.14	$0.14	$0.43	$0.37
Pro forma	0.13	0.13	0.41	0.36
Diluted net income per share
As reported	$0.13	$0.13	$0.40	$0.34
Pro forma	0.12	0.12	0.38	0.33

Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments, which are reflected as a component of stockholders’ equity. The components of comprehensive income, net of tax, were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 25, 2004	July 1, 2005	June 25, 2004	July 1, 2005
	(in thousands)
	(unaudited)
Net income	$11,968	$14,778	$36,573	$35,485
Other comprehensive income:
Foreign currency translation adjustment, net of tax	405	(720)	2,842	526

Comprehensive income	$12,373	$14,058	$39,415	$36,011

2.	Composition of Certain Financial Statement Captions

Restricted Cash

Restricted cash includes deposits from new customers that, in accordance with certain of our licensing agreements, remain in escrow until we have rightful ownership of the funds which occurs upon delivery of certain materials.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 26, 2004	July 1, 2005
	(in thousands)
		(unaudited)
Raw materials	$2,215	$2,164
Work in process	1,689	1,602
Finished goods	3,259	5,377

Total	$7,163	$9,143

Goodwill and Intangible Assets

Following is a summary of goodwill and intangible assets:

	September 26, 2004	July 1, 2005
	(in thousands)
		(unaudited)
Amortized intangible assets:
Patents	$3,648	$4,421
Acquired technology	3,470	3,746
Other intangibles	498	11,498

	7,616	19,665
Less: Accumulated amortization	(838)	(2,072)

Intangible assets, net	$6,778	$17,593

Non-amortized intangible assets:
Goodwill	$22,030	$23,200

Amortization expense associated with our intangible assets was $0.5 million for the third quarter of fiscal 2005 and is included in cost of licensing, cost of product sales and selling, general and administrative expenses in the accompanying consolidated statement of operations.

3.	Segment Information

Operating Segments

Our chief operating decision maker is our Chief Executive Officer (CEO). While the CEO evaluates results in a number of different ways, the primary basis for which the allocation of resources and financial results are assessed is by examining our business in two operating segments: the technology licensing segment and the products and services segment. The technology licensing segment licenses technology, trademarks and know-how to consumer electronics, personal computer, broadcast and professional audio companies and administers third-party patent-only licenses. The products and services segment provides professional products to movie theatres and to the recording, broadcast, cable and video post-production industries. Additionally, this segment provides services to broadcast, film production and distribution companies.

Accounting policies for each of the operating segments are the same as those used on a consolidated basis. Our reportable segment information for the fiscal quarters and fiscal year-to-date periods ended June 25, 2004 and July 1, 2005 is as follows:

	Revenue
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 25, 2004	July 1, 2005	June 25, 2004	July 1, 2005
	(in thousands)
	(unaudited)
Technology licensing	$55,487	$60,775	$162,234	$187,683
Products and services	20,563	18,904	57,930	61,360

Total revenue	$76,050	$79,679	$220,164	$249,043

	Gross Margin
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 25, 2004	July 1, 2005	June 25, 2004	July 1, 2005
	(in thousands)
	(unaudited)
Technology licensing	$42,046	$55,619	$120,907	$152,316
Products and services	10,806	9,904	30,042	31,880

Total gross margin	$52,852	$65,523	$150,949	$184,196

	Reconciliation to Income before Provision for Income Taxes and Controlling Interest
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 25, 2004	July 1, 2005	June 25, 2004	July 1, 2005
	(in thousands)
	(unaudited)
Total gross margin	$52,852	$65,523	$150,949	$184,196
Operating expenses	32,368	40,257	90,935	122,753
Other income, net	370	2,062	750	3,100

Income before provision for income taxes and controlling interest	$20,854	$27,328	$60,764	$64,543

Geographic Data

	Revenue by Geographic Region
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 25, 2004	July 1, 2005	June 25, 2004	July 1, 2005
	(in thousands)
	(unaudited)
United States	$19,198	$24,379	$54,350	$67,378
International	56,852	55,300	165,814	181,665

Total revenue	$76,050	$79,679	$220,164	$249,043

Revenue by geographic region was determined based on the location of our licensees for licensing revenue, the location of our direct customers for product sales, and the location where services were performed for production services revenue. Revenue generated from customers in Japan accounted for 25% and 19% of total revenue in the third quarter of fiscal 2004 and 2005, respectively, and 27% and 24% for the year-to-date periods ended June 25, 2004 and July 1, 2005, respectively. Revenue generated from customers in China accounted for 12% of total revenue for both the third quarter of fiscal 2004 and 2005 and 11% and 10% for the year-to-date periods ended June 25, 2004 and July 1, 2005, respectively. In the third quarter of fiscal 2004 and 2005, no customer accounted for more than 10% of total revenue.

We do not track capital expenditures or assets by geographic region. Consequently, it is not practical to show assets by geographic region.

4.	Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment,” (SFAS 123R). SFAS 123R requires compensation expense related to stock-based awards to be recognized in the financial statements. The amount of compensation expense will be measured based upon the fair value of the stock-based awards at the date of grant. Originally, this statement was effective for public companies as of the first interim or annual reporting period beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission adopted a rule that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Under such rules, we plan to adopt SFAS 123R in the first quarter of fiscal 2006. At that time, we will begin recognizing compensation expense related to unvested stock-based awards and newly granted awards. The expected effect of the adoption of SFAS 123R on our financial results for the next four fiscal years, assuming stock-based awards granted as of July 1, 2005, is as follows:

	Expense by Fiscal Year
	2006	2007	2008	2009
	(in thousands)
	(unaudited)
Stock-based compensation expense under SFAS 123R	$17,750	$15,901	$10,877	$2,305

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (SFAS 154). SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this statement as required.

5.	Related Party Transactions

Prior to our initial public offering, we had licensing and royalty agreements with Ray Dolby and his affiliates for the use of patents on which a portion of our operations is based. Under these agreements we recorded expenses for royalty obligations to Ray Dolby of $9.2 million for the fiscal quarter ended June 25, 2004. These amounts are included in cost of licensing and cost of product sales in the accompanying consolidated statements of operations, depending on the nature of the licensed technology. On February 16, 2005, Ray Dolby contributed to us all rights in the intellectual property related to our business that he and his affiliates held. In connection with the asset contribution, our previous licensing arrangements with Ray Dolby terminated, and we have no further obligation to pay royalties to Ray Dolby. As such, we did not record any expenses for royalty obligations to Ray Dolby for the fiscal quarter ended July 1, 2005. At September 24, 2004, we had a receivable due from Ray Dolby of $1.9 million associated with a prepayment of royalties made prior to the end of fiscal 2004 and a payable due to Ray Dolby of $0.3 million.

6.	Legal Proceedings

In May 2001, we filed a lawsuit against Lucent Technologies, Inc. and Lucent Technologies Guardian I, LLC together “Lucent,” contending that Lucent was wrongly asserting that our licensees using Dolby AC-3 audio compression technology required licenses to the patents at issue and that the patents at issue are invalid. Lucent filed a counterclaim alleging that we have infringed the patents at issue. These patents generally involve a process and means for digitally encoding and decoding audio signals. On April 22, 2005, the U.S. District Court for the Northern District of California granted our motions for summary judgment, finding that we have not infringed, induced others to infringe, or contributed to the infringement of the patents at issue. In granting summary judgment of non-infringement, the court found that Lucent had not presented evidence from which a reasonable fact-finder could find that Dolby AC-3 technology infringes the patents at issue. The court’s April 22, 2005, ruling granting summary judgment of non-infringement can be appealed to the United States Federal Circuit Court of Appeals. The trial with respect to our claim that the patents at issue are invalid is currently awaiting a trial date.

In addition, we are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights, commercial, employment and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse effect on our operating results or financial condition. However, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in our initial public offering prospectus filed with the Securities and Exchange Commission on February 17, 2005. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors That Could Affect Future Results” and elsewhere in this filing. The periods presented herein consist of our third quarters of fiscal 2004 and 2005 and the fiscal year-to-date periods ended June 25, 2004 and July 1, 2005. Our fiscal year-to-date period ended July 1, 2005 consisted of 40 weeks compared to the fiscal year-to-date period ended June 25, 2004, which consisted of 39 weeks. Our 2005 fiscal year consists of 53 weeks and ends on September 30, 2005.

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

In our technology licensing segment, we work with manufacturers of integrated circuits, or ICs, to help them incorporate our technologies into their ICs. These manufacturers then sell ICs to consumer electronics product manufacturers that license our technologies for incorporation in products such as DVD players, DVD recorders, audio/video receivers, television sets, set-top boxes, video game consoles, portable audio and video players, personal computers and in-car entertainment systems. We also license our technologies to software developers who implement our technologies for use in personal computer software DVD players. Our licensing arrangements typically entitle us to receive a specified royalty for every product shipped by our consumer electronics product manufacturer and software developer licensees that incorporates our technologies. We do not receive royalties from IC manufacturers.

We are a global organization. We sell our professional products and production services in over 50 countries. In the fiscal year-to-date period ended July 1, 2005, revenue from sales outside the United States represented 62% of our professional products sales and production services revenue. We have licensed our technologies to manufacturers of consumer electronics products in nearly 30 countries, including countries in North America, Europe and Asia. In the fiscal year-to-date period ended July 1, 2005, revenue from licensees outside the United States represented 76% of our licensing revenue. Our licensees distribute consumer electronics products incorporating our technologies throughout the world. Nearly all of our revenue is derived from transactions denominated in United States dollars.

Management Discussion Regarding Opportunities, Challenges and Risks

Our Technology Licensing Segment

Our licensing revenue is primarily dependent upon our licensees’ sales of DVD players, audio/video receivers and home theatre systems. We anticipate that the DVD player, recordable DVD player and home theatre system markets will continue to grow in fiscal 2005 and 2006. However, we do not expect our licensing revenue growth rates attributable to DVD player sales to remain as high as they have been in recent years as the markets for DVD players mature. We have begun to see a slowdown in the growth of traditional consumer DVD players reported by licensees and slower than anticipated adoption of recordable and next generation DVD players. In addition, some manufacturers are reducing the complexity of their low-end DVD players thereby decreasing the number of processors on which we earn licensing revenue. The industry has also experienced a movement by discount retailers towards lower-end Chinese-made DVD players which we believe poses challenges in royalty collection and intellectual property enforcement in China. Because our technology is so widely adopted in DVD players, audio/video receivers and other home theatre consumer electronics products, our licensing revenue is subject to fluctuations based on consumer demand for these products. We are continuing to actively promote the incorporation of our surround sound technologies for use in other consumer products such as video game consoles, personal audio and video players, personal computers and in-car entertainment systems.

We expect that sales of consumer electronics products incorporating our technologies in China and India will increase in the future, as consumers in these markets gain more disposable income and increasingly purchase entertainment products with surround sound capabilities for use in homes, cars and elsewhere. Doing business in China involves unique risks that have and will continue to affect our operating results. For example, we have experienced problems in the past with Chinese consumer electronics product manufacturers failing to report or underreporting shipments of their products that incorporate our technologies, and we expect to continue to experience such problems in the future. In an effort to ensure that we are receiving proper royalty payments, we will begin a pilot program in our fourth quarter of fiscal 2005 to audit selected licensees.

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

Our Products and Services Segment

We are committed to developing technologies for use by professionals in the entertainment industry. We believe that filmmakers, broadcasters, music producers and video game designers will continue to push for technology solutions to help create, distribute and play back rich, high quality sounds and images. As a result, we believe that major advances in sound, imaging and other technologies for the recording, delivery and playback of entertainment will likely first be introduced in products designed for use by professionals.

Sales of our professional products and production services tend to fluctuate based on the underlying trends in the motion picture industry. In part, this is because our products have been so widely adopted in this industry. When box office receipts for the motion picture industry increase, we have typically seen sales of our professional products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced cinema products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to upgrade their systems or build new theatres. Our professional product sales are also subject to fluctuations based on events and conditions in the cinema industry generally that may or may not be tied to box office receipts in particular periods. In fiscal 2005, decreased box office receipts and changes within the cinema industry, including recent restructuring and consolidations by U.S. cinemas, appear to have delayed purchasing decisions by cinema owners. To a lesser extent, the sale of our professional products is influenced by the launch of new digital services by broadcasters. Our production services revenue, both in the United States and internationally, is tied to the strength of the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work-stoppages within the motion picture industry as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

We are also committed to helping the motion picture industry develop system solutions for digital cinema; this is our major initiative in our products and services segment. In the third quarter of fiscal 2005, we announced a collaboration with Walt Disney Studios to deploy digital cinema systems in selected theatres throughout the United States, which demonstrates our commitment to developing and promoting system solutions for digital cinema. We believe that our experience and expertise developing and delivering technology solutions for both the motion picture and broadcast industries position us well to deliver technologies for digital cinema. If the market for digital cinema develops more slowly than we anticipate or if our technologies, products and services for this market are not widely adopted, our significant investment in developing digital cinema technology may not yield the returns we anticipate. In addition, if a large number of cinema owners decide to convert their theatres to digital cinema over a relatively short period of time and our products are selected for these conversions, we may see an initial increase in professional product sales that will not likely be sustained over time.

In recent years, our products and services segment has grown more slowly than our technology licensing segment. Initial deployment of limited quantities of digital cinema equipment in association with the collaboration mentioned above is expected to increase our services revenue in the near term, beginning in fiscal 2006. The profit margin for our products and services segment has been lower than our technology licensing segment and is expected to remain so. The future deployment of digital cinema equipment associated with this collaboration as well as other potential arrangements may have an impact on our gross margin.

Transition to Being a Public Company

We have always run Dolby Laboratories with a view to the long term, consistent with the goals of our founder. We intend to keep our focus on long-term results.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, teamwork and a focus both on developing and strengthening long-term relationships with entertainment industry participants and on developing practical, enduring technology solutions for the entertainment industry. As we continue to grow and change in response to the requirements of being a public company, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our future success. Our management team will have to adapt to the requirements of being a public company, as none of our senior executive officers has significant experience in the public company environment. In addition, as part of our transition to being a public company, our general and administrative expenses have increased over last year, in response to the requirements of being a public company, including increased expenses associated with comprehensively documenting and analyzing our system of internal controls and maintaining our disclosure controls and procedures as a result of the requirements of the Sarbanes-Oxley Act.

Critical Accounting Policies

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include valuation allowances for receivables, inventories, goodwill, intangible assets, stock-based compensation and deferred tax assets. Actual results could differ from those estimates. For information concerning our critical accounting policies, see the discussion included under Management Discussion and Analysis of Financial Condition and Results of Operations included in our initial public offering prospectus filed with the Securities and Exchange Commission on February 17, 2005. There were no material changes to these policies during the second and third fiscal quarters of fiscal 2005.

Pro Forma Presentation

Prior to our initial public offering, Ray Dolby retained ownership of the intellectual property he created related to our business and licensed those rights to us in exchange for royalty payments. In connection with our initial public offering, Ray Dolby contributed to us all of these intellectual property rights on February 16, 2005. As a result of this contribution, all of our licensing agreements with Ray Dolby terminated and we are no longer obligated to pay royalties to Ray Dolby for the use of his intellectual property rights. The pro forma financial information included in this discussion gives effect to the asset contribution as though it had been completed prior to the beginning of fiscal 2004. We provide these pro forma statements because we believe they reflect our financial results of operation as they stand today, and thus provide a more useful basis of comparing financial results. The pro forma adjustments reverse the effects of $9.2 million in royalties payable to Ray Dolby that were recorded in the third quarter of fiscal

2004. As these agreements were terminated as a result of the contribution in the second quarter of fiscal 2005, there are no pro forma adjustments made to our results for the third quarter of fiscal 2005.

The following table shows the pro forma effects of the asset contribution made by Ray Dolby described above on the respective line items of our consolidated statements of operations:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
Increase (decrease):	June 25, 2004	July 1, 2005	June 25, 2004	July 1, 2005
	(in thousands)
	(unaudited)
Cost of licensing	$(8,335)	$—	$(25,636)	$(17,424)
Cost of product sales	(819)	—	(2,347)	(1,286)
Provision for income taxes	3,517	—	10,803	7,587
Net income	5,637	—	17,180	11,123

The following pro forma results presented below are not necessarily indicative of the results expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 30, 2005.

	Pro Forma
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 25, 2004	July 1, 2005	June 25, 2004	July 1, 2005
	(in thousands, except per share amounts)
	(unaudited)
Revenue:
Licensing	$55,487	$60,775	$162,234	$187,683
Product sales	15,355	13,486	43,133	44,780
Production services	5,208	5,418	14,797	16,580

Total revenue	76,050	79,679	220,164	249,043

Cost of revenue:
Cost of licensing	5,106	5,156	15,691	17,943
Cost of product sales (1)	7,003	6,754	20,088	21,752
Cost of production services (1)	1,935	2,246	5,453	6,442

Total cost of revenue	14,044	14,156	41,232	46,137

Gross margin	62,006	65,523	178,932	202,906

Operating expenses:
Selling, general and administrative (1)	28,182	33,372	74,575	101,839
Research and development (1)	6,186	6,885	16,820	22,914
Settlements	(2,000)	—	(2,000)	(2,000)
In-process research and development	—	—	1,540	—

Total operating expenses	32,368	40,257	90,935	122,753

Operating income	29,638	25,266	87,997	80,153
Other income, net	370	2,062	750	3,100

Income before provision for income taxes and controlling interest	30,008	27,328	88,747	83,253
Provision for income taxes	11,909	12,332	34,144	35,662

Income before controlling interest	18,099	14,996	54,603	47,591
Controlling interest in net income	(494)	(218)	(850)	(983)

Net income	$17,605	$14,778	$53,753	$46,608

Basic net income per share	$0.21	$0.14	$0.63	$0.49
Diluted net income per share	$0.18	$0.13	$0.59	$0.44
Shares used in basic net income per share computation	85,707	103,410	85,383	94,796
Shares used in diluted net income per share computation	95,306	112,750	91,149	104,954

Expense for royalties payable to related party	$9,154	$—	$27,983	$18,710
Expense for rent payable to related party	873	873	2,619	2,619

(1) Stock-based compensation included above in the fiscal quarters and fiscal year-to-date periods ended June 25, 2004 and July 1, 2005 was classified as follows:

Cost of product sales	$52	$56	$52	$166
Cost of production services	18	27	18	83
Selling, general and administrative	1,814	2,674	3,948	9,464
Research and development	405	471	405	1,722

Total stock-based compensation	$2,289	$3,228	$4,423	$11,435

Results of Operations

Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	June 25, 2004	July 1, 2005	$	%	June 25, 2004	July 1, 2005	$	%
	(in thousands)
	(unaudited)
Revenue:
Licensing	$55,487	$60,775	$5,288	10%	$162,234	$187,683	$25,449	16%
Percentage of total revenue	73%	76%			74%	75%
Product sales	15,355	13,486	(1,869)	(12)	43,133	44,780	1,647	4
Percentage of total revenue	20%	17%			20%	18%
Production services	5,208	5,418	210	4	14,797	16,580	1,783	12
Percentage of total revenue	7%	7%			6%	7%

Total revenue	$76,050	$79,679	$3,629	5%	$220,164	$249,043	$28,879	13%

Licensing. The $5.3 million, or 10%, increase in licensing revenue from the third quarter of fiscal 2004 resulted primarily from a $3.8 million increase in royalty revenue reflecting growth in our licensees’ sales of DVD player software included in personal computers and laptops, gaming products and set-top boxes. The remaining increase was largely attributable to a $1.0 million increase in fees earned for administering the licensing of “patent pools” containing patents owned by us or other companies.

The $25.4 million, or 16%, increase from the fiscal year-to-date period ended June 25, 2004 to the fiscal year-to-date period ended July 1, 2005 is also primarily attributable to growth in the sales of DVD players and DVD player software included in personal computers and laptops. We do not expect our licensees’ sales of these products, and thus our related licensing revenue, to grow as rapidly in the future as they have in the past. We have begun to see a slowdown in the growth of traditional consumer DVD players reported by licensees and slower than anticipated adoption of recordable and next generation DVD players. In addition, some manufacturers are reducing the complexity of their low-end DVD players, thereby decreasing the number of processors on which we earn licensing revenue in each player. The industry has also experienced a movement by discount retailers towards lower-end Chinese-made DVD players which we believe poses challenges in royalty collection and intellectual property enforcement in China.

Product Sales. The $1.9 million, or 12%, decrease in our product sales revenue from the third quarter of fiscal 2004 was principally attributable to a $2.6 million decrease in sales of our cinema products. Decreased box office receipts and changes within the U.S. cinema industry, including recent restructuring and consolidations, appear to have delayed purchasing decisions by cinema operators. In addition, product sales in the second quarter of fiscal 2004 were bolstered by higher shipments to Korea to outfit newly constructed theatres. The decrease in cinema product sales was offset by a $0.6 increase in sales of our broadcast products, primarily in international markets. The growth in sales to broadcasters located outside the U.S. was primarily attributable to increased efforts on the part of European broadcasters to broadcast in Dolby Digital 5.1 surround sound. The decrease in product sales as a percentage of revenue from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 was due to licensing revenue increasing at a faster rate than revenue from product sales.

The $1.6 million, or 4%, increase from the fiscal year-to-date period ended June 25, 2004 to the fiscal year-to-date period ended July 1, 2005 was principally attributable to a $1.5 million increase in the sales of our broadcast products outside of the U.S. due primarily to European broadcaster equipment purchases to allow broadcasting in Dolby Digital 5.1 surround sound.

Production Services. The $0.2 million, or 4%, increase in production services revenue from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 was primarily attributable to production services related to the digital release of Star Wars Episode III: Revenge of the Sith. The $1.8 million or 12% increase from the fiscal year-to-date period June 25, 2004 to the fiscal year-to-date period ended July 1, 2005 was primarily attributable to a $1.0 million increase in production services related to international films, commercials and foreign language versions of original films. The remaining increase in revenues was related to production by domestic content providers.

Gross Margin

	Actual				Pro Forma
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended		Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 25, 2004	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004	July 1, 2005
	(unaudited)
Gross Margin:
Licensing gross margin percentage	76%	92%	75%	81%	91%	92%	90%	90%
Product sales gross margin percentage	49%	50%	48%	49%	54%	50%	53%	51%
Production services gross margin percentage	63%	59%	63%	61%	63%	59%	63%	61%

Total gross margin percentage	69%	82%	69%	74%	82%	82%	81%	81%

Licensing Gross Margin. We license to our customers intellectual property that may be internally developed, acquired by us or licensed from other parties. Our cost of licensing consists principally of royalty obligations to third parties for the licensing of intellectual property rights that we sublicense as part of our licensing arrangements with our customers. Our cost of licensing also includes amortization expenses associated with purchased intangible assets. Prior to February 16, 2005, our cost of licensing also included royalty obligations to Ray Dolby. On February 16, 2005, Ray Dolby contributed to us all rights in the intellectual property related to our business that he and his affiliates held. In connection with the asset contribution, our previous licensing arrangements with Ray Dolby terminated, and we have no further obligation to pay royalties to Ray Dolby. The increase in licensing gross margin from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 and from the fiscal year-to-date period ended June 25, 2004 to the fiscal year-to-date period ended July 1, 2005 was due primarily to a decrease in royalty obligations to Ray Dolby as the result of the February 2005 contribution of his intellectual property rights.

Our pro forma licensing gross margin for the third quarter of fiscal 2004 and 2005 increased slightly due to the mix of technologies under which we recorded revenue. Pro forma licensing gross margin for the third quarter of fiscal 2004 excludes $8.3 million of expenses we recorded for sublicensing royalty obligations to Ray Dolby. Our pro forma licensing gross margin for the fiscal year-to-date periods ended June 25, 2004 and July 1, 2005 excludes $25.6 million and $17.4 million, respectively, of expenses we recorded for sublicensing royalty obligations to Ray Dolby.

Product Sales Gross Margin. Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Prior to February 16, 2005, our cost of product sales also included royalty obligations for technologies we licensed from Ray Dolby. These royalty obligations terminated in connection with Ray Dolby’s asset contribution discussed above. The increase in product sales gross margin for the third quarter of fiscal 2005 and year-to-date period ended July 1, 2005 due to the elimination of royalty obligations to Ray Dolby.

The decline in pro forma product sales gross margin from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 was due to a change in mix of products sold during the third quarter of fiscal 2005 and a decline in cinema product sales for the period. The decline from the year-to-date period ended June 25, 2004 to the year-to-date period ended July 1, 2005 also reflects the change in product mix and decline in cinema product sales as well as an increase of $0.1 million in stock-based compensation expense. Pro forma product gross margin for the third quarter of fiscal 2004 excludes $0.8 million of expenses we recorded for royalty obligations to Ray Dolby. Pro forma product sales gross margin for the year-to-date periods ended June 25, 2004 and July 1, 2005 excludes $2.4 million and $1.3 million, respectively, of expenses we recorded for royalty payments we made to Ray Dolby.

Production Services Gross Margin. Cost of production services consists of the payroll and benefits costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. The decrease in production services gross margin from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 and the fiscal year-to-date period ended June 25, 2004 to the fiscal year-to-date period ended July 1, 2005 was primarily due to an increase in payroll and benefits costs. In addition, an increase in the cost of outside consultants and stock-based compensation expense had a negative impact on production services gross margin. Pro forma production services gross margin is not affected by royalty obligations to Ray Dolby.

Operating Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	June 25, 2004	July 1, 2005	$	%	June 25, 2004	July 1, 2005	$	%
	(in thousands)
	(unaudited)
Operating expenses:
Selling, general and administrative	$28,182	$33,372	$5,190	18%	$74,575	$101,839	$27,264	37%
Percentage of total revenue	37%	42%			34%	41%
Research and development	6,186	6,885	699	11	16,820	22,914	6,094	36
Percentage of total revenue	8%	9%			8%	9%
Settlements	(2,000)	—	2,000	—	(2,000)	(2,000)	—	—
Percentage of total revenue	(3%)	—			(1%)	(1%)
In-process research and development	—	—	—	—	1,540	—	(1,540)	—
Percentage of total revenue	—	—			0%	—

Total operating expenses	$32,368	$40,257	$7,889	24%	$90,935	$122,753	$31,818	35%

Selling, General and Administrative. Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, facility costs and professional service fees for our sales, marketing and administrative functions. The $5.2 million, or 18%, increase from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 was principally due to a $0.9 million increase in stock-based compensation expense, a $0.9 million increase in compensation and benefits costs due to growth in headcount and annual pay rates coupled with a $0.7 million rise in occupancy costs to accommodate our headcount growth. In addition we incurred an increase of $0.7 million in professional and consulting expenses related primarily to information technology support costs, legal fees including those associated with employee benefit matters, and insurance costs, a $0.7 million increase in travel and entertainment expenses and an additional $0.6 million in marketing expenses, particularly promotional expenses.

The $27.3 million, or 37%, increase in selling, general and administrative expense from the fiscal year-to-date period ended June 25, 2004 to the fiscal year-to-date period ended July 1, 2005 was principally due to a $6.7 million increase in stock-based compensation expense, which includes a $2.3 million charge related to an acceleration of vesting terms for a long-term employee at retirement, a $5.8 million increase in marketing expenses, particularly promotional expenses, a $4.2 million increase in compensation and benefits costs due to a growth in headcount and annual pay rates coupled with a $1.3 million rise in occupancy costs to accommodate our headcount growth. In addition, we incurred a $4.3 million increase in professional and consulting expenses related primarily to intellectual property rights enforcement activities, information technology support costs, legal fees including those associated with employee benefit matters, internal audit expenses and insurance costs. The remaining increase was attributable to a growth in depreciation, travel, entertainment, system and communication expenses. While our selling, general and administrative expenses decreased from the immediately preceding quarter, we expect they will continue to increase in absolute dollars in fiscal 2005 as compared to fiscal 2004, as we have built our infrastructure over the past year in order to accommodate growth and to meet the requirements of being a public company. We expect to continue to incur costs associated with Sarbanes-Oxley Act compliance efforts, as well as consulting fees and ancillary Enterprise Resource Planning implementation costs related to enhanced data collection, compliance tracking tools and improved licensee training and communications. We intend to fund these costs from our available working capital.

Research and Development. Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The $0.7 million, or 11%, increase from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 was primarily attributable to a $0.5 million increase in compensation and benefits costs due to a growth in headcount and annual pay rates to support the development of new technologies capable of driving current and new growth opportunities. In addition, we incurred a $0.1 million increase in stock-based compensation expense and an additional $0.1 million in consulting expenses to support current research projects.

The $6.1 million, or 36%, increase in research and development expense from the fiscal year-to-date period ended June 25, 2004 to the fiscal year-to-date period ended July 1, 2005 was primarily the result of a $3.4 million increase in compensation and benefits costs due to a growth in headcount and annual pay rates, a $1.3 million charge related to stock-based compensation expense and a $0.6 million escalation of consulting expenses to support current research projects. We anticipate that research and development expense will continue to increase in absolute dollars in fiscal 2005 as compared to fiscal 2004, as we continue to hire additional personnel to support the development of new technologies. We intend to fund this increase in research and development expense from our available working capital.

Settlements. Settlements include interest and penalties related to the collection of royalties and resolution of disputes in our favor or against us. Settlements of royalty disputes from licensees that specifically represent unpaid royalties are recorded as licensing revenue in the period payment is received, if all other revenue recognition criteria have been met. Settlements of other disputes, such as disputes with implementation licensees from which we typically do not receive royalties, are recorded in settlements. In the first quarter of fiscal 2005, we recognized $2.0 million in connection with the settlement of disputes with two of our implementation licensees regarding violation of the terms of their licensing agreements with us. In the third quarter of fiscal 2004 we recognized $2.0 million in connection with the settlement of a dispute with another of our implementation licensees.

In-Process Research and Development. In the second quarter of fiscal 2004, we recorded a $1.5 million charge related to purchased in-process research and development that had no alternative uses and had not reached technological feasibility. No such charges have been incurred in fiscal 2005.

Other Income, Net

Other income, net, primarily consists of interest income earned on cash and cash equivalent balances, as well as gains and losses on interest rate swap agreements, offset by interest expense on outstanding balances on our facility debt obligations. Other income, net, was $0.4 million for the third quarter of fiscal 2004 compared to $2.1 million for third quarter of fiscal 2005 and $0.8 for the fiscal year-to-date period ended June 25, 2004 compared to $3.1 million for the fiscal year-to-date period ended July 1, 2005. The increases in fiscal 2005 were primarily due to increased interest earned on our higher cash and cash equivalent balances.

Income Taxes

	Actual				Pro Forma
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended		Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 25, 2004	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004	July 1, 2005
	(in thousands, except effective tax rate)
	(unaudited)
Income taxes:
Provision for income taxes	$8,392	$12,332	$23,341	$28,075	$11,909	$12,332	$34,144	$35,662
Effective tax rate	40%	45%	38%	44%	40%	45%	38%	43%

Our effective tax rate in the third quarter of fiscal 2005 and fiscal year-to-date period ended July 1, 2005 was higher than in the third quarter of fiscal 2004 and fiscal year-to-date period ended June 25, 2004 primarily due to the impact of stock-based compensation expense, which is generally non-deductible, as well as non-deductible losses from foreign subsidiaries. The effect of stock-based compensation expense, on our effective tax rate for the third quarter of fiscal 2005 and the fiscal year-to-date period ended July 1, 2005 was 6% and 5%, respectively, on an actual basis and 6% and 4%, respectively, on a pro forma basis. Our pro forma provision for income taxes and pro forma effective tax rate for the third quarter of fiscal 2004 reflects the increase in operating income due to the exclusion of $9.2 million in royalty obligations to Ray Dolby. We had no royalty obligations to Ray Dolby during the third quarter of fiscal 2005. Our pro forma provision for income taxes and pro forma effective tax rate for the year-to-date periods ended June 25, 2004 and July 1, 2005 reflect the increase in operating income due to the exclusion of $28.0 million and $18.7 million, respectively, in royalty expense obligations to Ray Dolby.

Liquidity and Capital Resources

Our financial position includes cash and cash equivalents of $78.7 million and $361.6 million at September 24, 2004 and July 1, 2005, respectively. We believe that our cash, cash equivalents and potential cash flow from operations will be sufficient to satisfy our cash requirements through at least the next 12 months.

Operating Activities

Our principal sources of liquidity are our cash and cash equivalents as well as the cash flow we generate from our operations.

Our operating activities generated net cash of $43.6 million and $63.1 million in the fiscal year-to-date periods ended June 25, 2004 and July 1, 2005, respectively. The increase in cash flow provided by operations from the fiscal year-to-date period ended June 25, 2004 to the fiscal year-to-date period ended July 1, 2005 was due primarily to the absence of royalty payment obligations to Ray Dolby, which ended in February of 2005 in connection with his asset contribution to us. In the year-to-date period ended June 25, 2004, we paid Ray Dolby $25.9 million related to expenses recorded for the use of certain patent and trademark rights compared with $8.8 million in the fiscal year-to-date period ended July 1, 2005.

Investing Activities

Our investing activities are primarily related to purchases of intellectual property rights and capital expenditures associated with the purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements and production and test equipment.

Cash used in investing activities increased $5.4 million from the fiscal year-to-date period ended June 25, 2004 to the fiscal year-to-date period ended July 1, 2005. In the first quarter of fiscal 2005, we made an $11.0 million payment for an exclusive irrevocable right to sublicense a third party’s technology to our customers. Capital expenditures increased $5.7 million from the fiscal year-to-date period ended June 25, 2004 to the fiscal year-to-date period ended July 1, 2005 primarily related to leasehold improvements on our various facilities to accommodate our growth in headcount.

Future deployment of digital cinema equipment as part of our digital cinema initiatives may require a substantial investment in equipment. We plan to fund this investment from our available working capital.

Financing Activities

Our financing activities consist primarily of amounts received from the issuance of common stock and payments made on our facility debt obligations. In the fiscal year-to-date period ended July 1, 2005, we generated $244.6 million of cash from our financing activities primarily due to $242.5 million in net proceeds from the issuance of Class A common stock in our initial public offering and an additional $3.1 million from the exercises of Class B common stock options. These cash inflows were partially offset by $1.0 million of payments on our facility debt obligations.

Personal Holding Company Tax Matters

If we or any of our subsidiaries were to become liable for personal holding company tax, we expect that it is likely that instead of paying the personal holding company tax, we would elect to pay a dividend to our stockholders in an amount equal to all or a significant part of our undistributed personal holding company income. We expect that we would pay such a dividend out of our available working capital, which could significantly decrease our cash, unless we sought additional financing for this purpose. Any such financing might not be available on terms acceptable to us or at all. If instead of paying a dividend we elect to pay the tax, this could significantly increase our consolidated tax expense. We expect we would pay any such tax out of our available working capital, which could also significantly decrease our cash, unless we sought additional financing. For an explanation of personal holding company tax, refer to our critical accounting policies discussion included under Management Discussion and Analysis of Financial Condition and Results of Operations included in our initial public offering prospectus filed with the Securities and Exchange Commission on February 17, 2005. Also, refer to “It is possible that we may be treated as a personal holding company, which could adversely affect our operating results and financial condition.” in the section below entitled “Risk Factors That Could Affect Future Results” for a further explanation of matters related to personal holding tax.

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

We derive most of our revenue from the licensing of our technologies to consumer electronics product manufacturers. We derived 73% and 76% of our total revenue from our technology licensing business in the third quarter of fiscal 2004 and 2005, respectively. We do not manufacture consumer electronics products ourselves and our licensing revenue is dependent on sales by our licensees of consumer electronics products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products and software developers to pay us a specified royalty for every consumer electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our revenue will decline. Some manufacturers have begun to reduce the complexity of their low-end DVD players, thereby decreasing the number of processors on which we earn licensing revenue in each player. Moreover, we have a widespread presence in certain markets for consumer electronics products, such as the markets for DVD players, audio/video receivers and other home theatre consumer electronics products, and, as a result, there is little room for us to further penetrate such markets. Lower sales of products incorporating our technologies could occur for a number of reasons. Changes in consumer tastes or trends, or changes in industry standards, may adversely affect our licensing revenue. Demand for new consumer electronics products incorporating our technologies could also be adversely affected by increasing market saturation, durability of products in the marketplace, competing products and alternate consumer entertainment options. In addition, our licensees, for whatever reason, may not choose to or may not be able to incorporate our technologies into their products in the future.

We do not expect sales of DVD players to continue to grow as quickly as they have in the past. To the extent that sales of DVD players and home theatre systems level off or decline, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of DVD players and home theatre systems incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of DVD players to continue to grow as quickly as they have in the past. To the extent that sales of DVD players and home theatre systems level off or decline, our licensing revenue will be adversely affected. We have begun to see a slowdown in the growth of traditional consumer DVD players reported by licensees and slower than anticipated adoption of recordable and next generation DVD players. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our business, operating results and prospects will be adversely affected. At the present time, it is not clear that next generation high definition disk formats will become available as anticipated. There are currently two potential, incompatible formats proposed, and consumers might not react favorably to having to make a choice. A delay in the release and consumer adoption of the next generation disk format could adversely affect our licensing revenue.

We face risks with respect to conducting business in China due to China’s historically limited recognition and enforcement of intellectual property and contractual rights.

The percentage of our licensing revenue from Chinese consumer electronics product manufacturers grew from 11% in fiscal 2002 to 16% in fiscal 2004. We expect consumer electronics product manufacturing in China to continue to increase due to the lower manufacturing cost structure there as compared to other industrial countries. We also expect that our sales of professional products and production services in China will expand in the future to the extent that the use of digital surround sound technologies increases in China, including in movies, broadcast television and video games. We further expect that the sale of consumer electronics products incorporating our technologies will increase in China to the extent that Chinese consumers become more affluent. However, we face many risks in China, in large part due to China’s historically limited recognition and enforcement of contractual and intellectual property rights. The consumer electronics industry has also experienced a movement by discount retailers towards lower-end Chinese-made DVD players and this poses challenges in royalty collection and intellectual property enforcement in China. In particular, we have many times experienced, and expect to continue to experience, problems with Chinese consumer electronics product manufacturers failing to report or underreporting shipments of their products that incorporate our technologies or incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees, which adversely affects our operating results. We may also experience difficulties in enforcing our intellectual property rights in China, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. In addition, we have only limited patent protection in China, especially with respect to our Dolby Digital technologies, which may make it more difficult for us to enforce our intellectual property rights in China. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants in China to increase our ability to enforce our intellectual property and contractual rights in China without relying solely on the Chinese legal system. If we are unable to develop, maintain and strengthen these relationships, our revenue from China could be adversely affected. However, developing, maintaining and strengthening relationships in China is especially difficult because of the multiple Chinese cultures and resulting fragmented nature of the Chinese economy. As a result, we must develop, maintain and strengthen relationships at each step of the entertainment chain in many different regions of China in order to successfully enforce our intellectual property and contractual rights in China.

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

Our quarterly operating results may fluctuate depending upon when we receive royalty reports from our licensees. We recognize license revenue only after we receive royalty reports from our licensees regarding the shipment of their products that incorporate our technologies. As a result, the timing of our revenue is dependent upon the timing of our receipt of those reports. In addition, it is not uncommon for royalty reports to include positive or negative corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have recognized an unusually large amount of licensing revenue from a licensee in a given quarter because not all of our revenue recognition criteria were met in prior periods. This can result in a large amount of licensing revenue from a licensee being recorded in a given quarter that is not necessarily indicative of the amounts of licensing revenue to be received from that licensee in future quarters, thus causing fluctuations in our operating results.

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

Our licensing revenue is generated primarily from consumer electronics product manufacturers and software developers who license our technologies and incorporate them in their products. Under our existing arrangements, these licensees typically pay us a specified royalty for every consumer electronics product they ship that incorporates our technologies. We rely on our licensees to accurately report the number of units shipped that incorporate our technologies. We calculate our license fees, prepare our financial reports, projections and budgets, and direct our sales and product development efforts based on these reports we receive from our licensees. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately. This is especially true with respect to software incorporating our technologies because software can be copied relatively easily and we oftentimes do not have easy ways to determine how many copies have been made. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive and time consuming and initiating audits could harm our customer relationships. To the extent that our licensees understate or fail to report the number of products incorporating our technologies that they ship, we will not collect and recognize revenue to which we are entitled, which would adversely affect our operating results. Conversely, to the extent that our licensees overstate the number of products incorporating our technologies, or report the products under the wrong categories, negative corrections could result in reductions of royalty revenue in subsequent periods. As a result of the Sarbanes-Oxley Act, some of our licensees may begin to more closely scrutinize their past or future licensing statements which may result in an increased receipt of negative corrective statements.

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

We expect that the future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new markets for surround sound technologies, including:

•	Digital television and radio broadcasting;

•	HDTV;

•	Personal computer technology;

•	Broadband Internet;

•	Home DVD recording;

•	DVD-Audio;

•	Video games;

•	Personal audio and video players, including Internet music applications; and

•	In-car entertainment systems.

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

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors on the professional side of our business include Avica, Digital Theater Systems, EVS, GDC, Kodak, Doremi, Microsoft, NEC, Panastereo, Sony and UltraStereo. Competitors on the consumer side of our business include Coding Technologies, Sony, Philips, Microsoft, RealNetworks, Digital Theater Systems, Fraunhofer Institute for Integrated Circuits, SRS Labs and Thomson. In addition, other companies may become competitors in the future. The quality of sound produced by some of our competitors’ technologies may be perceived by some people as equivalent or superior to that produced by ours. In addition, some of our current and/or future competitors may have significantly greater financial, technical, marketing and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, Microsoft and RealNetworks may have an advantage over us in the market for Internet technologies because of their greater experience and presence in that market. In addition, some of our current or potential competitors, such as Microsoft and RealNetworks, may be able to offer integrated system solutions in certain markets for sound or non-sound entertainment technologies, including audio, video and rights management technologies related to personal computers or the Internet, which could make competing technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing technologies at lower prices than our technologies, which could adversely affect our operating results. Further, many of the consumer electronics products that include our sound technologies also include sound technologies developed by our competitors. As a result, we must continue to invest significant resources in research and development in order to enhance our technologies and our existing products and services and introduce new high-quality products and services to meet the wide variety of such competitive pressures. Our business will suffer if we fail to do so successfully.

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

We are dependent on international sales for a substantial amount of our total revenue. For the fiscal year-to-date periods ended June 25, 2004 and July 1, 2005, our sales outside the United States were 61% and 62%, respectively, of our professional products and production services revenue, and royalties from licensees outside the United States were 80% and 76%, respectively, of our licensing revenue. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

We have approximately 1,000 individual issued patents and over 800 pending patent applications in nearly 40 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through February 2025. Of these, 15 patents are scheduled to expire in calendar year 2005, 75 patents are scheduled to expire in calendar year 2006, and 49 patents are scheduled to expire in calendar year 2007. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2008 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2020. In addition, two patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

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

Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. For example, in the past we have settled claims relating to infringement allegations and agreed to make payments in connection with such settlements. An adverse determination could require that we pay damages or stop using technologies found to be in violation of a third party’s rights and could prevent us from offering our products and services to others. In order to avoid these restrictions, we may have to seek a license for the technology. This license may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our operating expenses. The technologies also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense. If we cannot license or develop technologies for any infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. In addition, at times in the past, we have chosen to defend our licensees from third-party intellectual property infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future. Any of these results could harm our brand, our operating results and our financial condition. In addition, from time to time we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. Recently, Intervideo, one of our significant licensing customers, with whom we recently renewed a licensing agreement, has threatened to initiate litigation against us regarding our licensing royalty rate practices, including potential antitrust claims. Damages and requests for injunctive relief asserted in a claim like this could be material, and could have a significant impact on our business. Any disputes with our customers or potential customers or other third parties could adversely affect our business, results of operations and prospects.

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

Sales of our professional products and production services tend to fluctuate based on the underlying trends in the motion picture industry. In part, this is because our products have been so widely adopted in this industry. When box office receipts for the motion picture industry increase, we have typically seen sales of our professional products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced cinema products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to upgrade their systems or build new theatres. Our professional product sales are also subject to fluctuations based on events and conditions in the theatre industry generally that may or may not be tied to box office receipts in particular periods. In fiscal 2005, decreased box office receipts and changes within the U.S. cinema industry, including recent restructuring and consolidations, appears to have delayed purchasing decisions by exhibitors. To a lesser extent, the sale of our professional products is influenced by the launch of new digital services by broadcasters. On the other hand, our production services revenue, both in the

United States and internationally, is tied to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work stoppages within the motion picture industry, as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

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

Even if the market for digital cinema develops, we may not be successful in selling our products, technologies and services in this market, which could have a material adverse effect on our business and prospects. Our effort with respect to digital cinema is one of the areas where we are expanding our business beyond sound technology. As a result, our relative lack of experience in this area may harm our ability to compete successfully. A number of competitors and potential competitors, including Avica, EVS, GDC, Kodak, Doremi, NEC, QuVis and Sony, are developing similar or alternative solutions for digital cinema, some of which may provide technological or cost advantages over our products, technologies and services. In addition, our products, technologies and services may not be compatible with the products and technologies developed by other companies for digital cinema. Moreover, it is possible that we will be selling components or technologies that will be incorporated into products sold by other companies, which would be a departure from our traditional business of manufacturing our own professional products and could limit our ability to control the distribution and use of our professional products. In addition, we are building components of the digital cinema delivery solution that are not solely related to sound and we do not have a long track record of providing these types of products, which may adversely affect our ability to compete in the digital cinema market. In this regard, our competitors may develop entire system solutions for digital cinema, which could make the technologies that we develop for incorporation in digital cinema systems unnecessary. In addition, we expect that our digital cinema products, technologies and services may not be priced as low as those of our competitors, which may make it more difficult for us to compete or have our products and technologies become widely adopted. It is also possible that the professional products used for digital cinema will be sold pursuant to large, long-term contracts at a fixed price, which will be bid upon by potential suppliers. This would be a departure from our traditional model of selling our professional products pursuant to one-time contracts, and could expose us to various risks we have not faced in the past, including an inability to adjust the prices we charge for such services if our costs were to increase. This model also could subject us to potentially higher warranty and intellectual property rights claims. Our digital cinema initiatives may require us to make a substantial investment in equipment. We may not be able to recoup the cost of this equipment and our margins for product sales and services may decline. Further, we are assuming additional risks, including those associated with long-term ownership of equipment not held on our premises.

If we do not successfully execute our digital cinema initiatives, our reputation may suffer and demand for our digital cinema products and services may not develop.

We are beginning to see limited-scale adoption of digital cinema and of our digital cinema products and services. For example, in the third quarter of fiscal 2005, we launched Dolby Digital Cinema in connection with the digital release of Star Wars Episode III: Revenge of the Sith. Also in the third quarter of fiscal 2005, we entered into a collaboration agreement with Walt Disney Studios to deploy digital cinema systems in selected theatres throughout the U.S. in connection with the anticipated release of a film in the first quarter of fiscal 2006. If we are unable to deploy our digital cinema systems or meet our obligations in a timely manner, our relationships with cinema industry participants may be adversely affected and our reputation may suffer, affecting the demand for our digital cinema products and services. Any negative publicity or negative impact relating to problems or delays with our digital cinema initiatives could adversely affect the perception of our brand

The demand for our current professional products and production services could decline if the film industry broadly adopts digital cinema.

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

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual revenue and operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our business and prospects. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenue include:

•	Fluctuations in demand for our products and for the consumer electronics products of our licensees;

•	Fluctuations in the timing of royalty reports we receive from our licensees, including late, sporadic or inaccurate reports;

•	Sporadic payments we may be able to recover from companies utilizing our technologies without a license;

•	Corrections to licensees’ reports received in periods subsequent to those in which the original revenue was reported;

•	Introduction or enhancement of products, services and technologies by us and our competitors, and market acceptance of these new or enhanced products, services and technologies;

•	Rapid, wholesale changes in technology in the entertainment industries in which we compete;

•	Events and conditions in the motion picture industry that affect the number of theatres constructed and the number of movies produced and exhibited, including box office receipts, the popularity of motion pictures generally and strikes by motion picture industry participants;

•	The financial resources of cinema operators available to buy our products or to equip their theatres to accommodate upgraded or new technologies;

•	Consolidation by participants in the markets in which we compete, which could result among other things in pricing pressure;

•	The amount and timing of our operating costs and capital expenditures, including those related to the expansion of our business, operations and infrastructure;

•	Variations in the time-to-market of our technologies in the entertainment industries in which we operate;

•	Seasonal consumer electronics product shipment patterns by our consumer electronics product licensees and seasonal product purchasing patterns by customers of our professional products;

•	The impact of, and our ability to react to, interruptions in the entertainment distribution chain, including as a result of work stoppages at our facilities, our customers’ facilities and other points throughout the entertainment distribution chain;

•	The impact of, and our ability to react to, political instability, natural disasters, war and/or events of terrorism;

•	Widespread illnesses such as the SARS illness and Avian Influenza, or Asian Bird Flu, in Asia that could impact our operations, or that could impact the operations of our professional products and production services customers or our consumer electronics product manufacturer licensees—for example, in the past our ability to visit our consumer electronics product manufacturer licensees in Asia was limited by travel restrictions imposed in response to SARS;

•	Changes in business cycles that affect the markets in which we sell our products and services or the markets for consumer electronics products incorporating our technologies;

•	Fluctuations in foreign currency exchange rates and interest rates, or our ability to hedge foreign currency risks through interest rate swaps or other hedging activities we undertake;

•	Adverse outcomes of litigation or governmental proceedings, including any foreign, federal, state or local tax assessments or audits; and

•	Costs of litigation and intellectual property protection.

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

The WEEE Directive and the RoHS Directive are aimed mainly at mass market consumer electronics and thus, will impact many of our customers who license our technology and pay us royalties upon the sale of electronic products. If the directives result in fewer licensed consumer electronics products being sold, whether due to price increases, production delays, compromised product performance due to reformulation or redesign, or for other reasons, then we will receive less revenue in royalties. If the directives materially impair or inhibit such sales, the reduction in licensing revenue could adversely affect our operating results.

Any inability to protect our intellectual property rights could reduce the value of our products, services and brand.

Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. We derived 73% and 76% of our total revenue from licensing revenue in the third quarter of fiscal 2004 and 2005, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in certain developing countries or where the initiation of a claim might harm our business relationships. For example, we have many times experienced, and expect to continue to experience, problems with Chinese consumer electronics product manufacturers incorporating our technologies into their products without our authorization. The industry has experienced a movement by discount retailers towards lower-end Chinese-made DVD players which we believe poses challenges in royalty collection and intellectual property enforcement in China. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs both inside and outside China, which could adversely affect our financial condition and results of operations. We generally seek patent protection for our innovations. It is possible, however, that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Moreover, we have limited or no patent protection in certain foreign jurisdictions. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies, and in India we have no issued patents. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may later be found to be invalid or unenforceable. Moreover, we seek to maintain certain intellectual property as trade secrets. These trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from them.

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

More than 50% of the value of our stock was held by Ray Dolby and stockholders considered affiliated with him pursuant to the stock ownership attribution rules applicable to personal holding companies. We expect this will continue to be the case in the near future. In addition, a significant portion of our income is from licensing fees, which may constitute personal holding company income. Currently, however, less than 60% of Dolby Laboratories’ adjusted ordinary gross income is personal holding company income. Consequently, given our current sources of revenue, we believe that neither we nor any of our subsidiaries is currently liable for personal holding company tax. Moreover, we do not believe that we or any of our subsidiaries have previously been liable for personal holding company tax.

However, the Internal Revenue Service may assert that we or one of our subsidiaries are currently, or previously have been, liable for personal holding company tax, plus interest and penalties, if applicable. In addition, we or our subsidiaries may be liable for personal holding company tax in the future. The treatment of certain items of our income and the income of our subsidiaries, for purposes of the personal holding company tax, may be subject to challenge. In the event that we or any of our subsidiaries is determined to be a personal holding company, or for prior taxable years, to have been a personal holding company, we or the subsidiary could be liable for additional taxes, and possibly interest and penalties, based on the undistributed income and the tax rate in effect at that time, but only if we or our subsidiary, as the case may be, decides not to fully abate the tax by the payment of a dividend, although such a dividend will not eliminate interest and penalties. In addition, we believe that there exists a meaningful risk that in the relatively near future the mix of our revenue will change so that more of our adjusted ordinary gross income may be classified as personal holding company income. In such event, it is possible that we or one of our subsidiaries could become liable for the personal holding company tax, assuming the ownership test continues to be met. In that case, we or our subsidiary, as the case may be, may be required to pay additional tax in the event we or the subsidiary decides not to fully abate the tax by the payment of a dividend. Because no claim or assessment has been made against us with respect to personal holding company taxes, we are unable to quantify the amount of any additional taxes, and possibly interest and penalties, for which we may be liable in the future for past periods or the amount of the dividend that we may pay to abate the tax. Furthermore, we are unable to quantify the amount of personal holding company tax that we may be liable for or the dividend that we may elect to pay for future periods as such amounts, if any, would be based upon the application of the rules discussed above to the results of our future operations. We are currently exploring options to reduce our exposure and the exposure of our subsidiaries to the personal holding company tax in the future.

If we or any of our subsidiaries were to pay personal holding company tax (and possibly interest and penalties), this could significantly increase our consolidated tax expense and adversely affect our operating results. In addition, if the statutory tax rate increases in the future, the amount of any personal holding company tax we or any of our subsidiaries may have to pay could increase significantly, further impairing our operating results. In that regard, the statutory tax rate, which is currently 15%, is scheduled to return to ordinary income tax rate levels for tax years beginning on or after January 1, 2009. If we are deemed to be a personal holding company and, instead of paying the personal holding company tax, we elect to pay a dividend to our stockholders in an amount equal to all or a significant part of our undistributed personal holding company income, we may consume a significant amount of cash resources and be unable to retain or generate working capital. This would adversely affect our financial condition. As a result, if we pay such a dividend, we may decide to seek additional financing, although that financing may not be available to us when and as required on commercially reasonable terms, if at all.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In this regard, we currently plan to hire a number of employees during the remainder of fiscal 2005 and throughout fiscal 2006 in response to our growth and our current initiatives and if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to implement our current initiatives or grow effectively. In this regard, we have in the past maintained a rigorous, highly selective and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. However, our highly selective hiring process has made it more difficult for us to hire a sufficient number of qualified employees, and, as we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. In addition, we are aware that certain of our competitors have directly targeted our employees. Moreover, the high cost of living in the San Francisco Bay Area, where our corporate headquarters and a significant portion of our operations are located, has been an impediment in attracting new employees and retaining existing employees in the past, and we expect that this high cost of living will continue to impair our ability to attract and retain employees in the future. Furthermore, for much of our history we have relied upon cash compensation arrangements, such as cash bonuses, rather than option grants, to motivate our employees. In recent years, we have granted options to key employees. Nonetheless, there is no assurance that either of these approaches will provide adequate incentives to attract, retain and motivate employees in the future. If we do not succeed in attracting excellent personnel and retaining and motivating existing personnel, our existing operations may suffer and we may be unable to grow effectively.

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

At July 1, 2005 Ray Dolby and persons and entities affiliated with Ray Dolby owned approximately 66% of our Class A and Class B common stock, representing 91% of the combined voting power of our outstanding Class A and Class B common stock. Under our charter, holders of shares of Class B common stock may generally transfer such shares to family members, including spouses and descendents or the spouses or domestic partners of such descendents, without having the shares automatically convert into shares of Class A common stock. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendents will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. There is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates continue to hold shares of Class B common stock representing approximately 12% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our Class A common stock could decline. As of July 1, 2005, we had outstanding a total of 103,557,248 shares of Class A and Class B common stock. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders and are freely tradable, without restriction, in the public market.

The lock-up agreements pertaining to our initial public offering are scheduled to expire on August 15, 2005, but may be extended for up to an additional 35 days under certain circumstances. As of July 1, 2005, 71,932,248 shares of Class A common stock issuable upon conversion of outstanding shares of our Class B common stock will be eligible for sale in the public market upon expiration of the lock-up. As of July 1, 2005, 69,499,450 shares of Class B common stock held by directors and executive officers will be subject to volume limitations under Rule 144 under the Securities Act. In addition, as of July 1, 2005, 18,408,622 shares of Class A or Class B common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash and Cash Equivalents. As of July 1, 2005, we had cash and cash equivalents of $361.6 million, which consisted of highly liquid money market instruments with original maturities of three months or less. Utilizing our cash balance as of July 1, 2005, a hypothetical 1.0% change in interest rates would result in a $3.6 million impact to our interest income.

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

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended July 1, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to us (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

During the most recent fiscal quarter, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2001, we filed a lawsuit against Lucent Technologies, Inc. and Lucent Technologies Guardian I, LLC together “Lucent,” contending that Lucent was wrongly asserting that our licensees using Dolby AC-3 audio compression technology required licenses to the patents at issue and that the patents at issue are invalid. Lucent filed a counterclaim alleging that we have infringed the patents at issue. These patents generally involve a process and means for digitally encoding and decoding audio signals. On April 22, 2005, the U.S. District Court for the Northern District of California granted our motions for summary judgment, finding that we have not infringed, induced others to infringe, or contributed to the infringement of the patents at issue. In granting summary judgment of non-infringement, the court found that Lucent had not presented evidence from which a reasonable fact-finder could find that Dolby AC-3 technology infringes the patents at issue. The court’s April 22, 2005, ruling granting summary judgment of non-infringement can be appealed to the United States Federal Circuit Court of Appeals. The trial with respect to our claim that the patents at issue are invalid is currently awaiting a trial date.

In addition, we are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights, commercial, employment and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse effect on our operating results or financial condition. However, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the quarter ended July 1, 2005, we issued an aggregate of 377,595 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of $0.5 million as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. Options to purchase an aggregate of 10,954,087 shares of our Class B common stock and 1,316,250 shares of our Class A common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

The aggregate gross proceeds from the sale of shares of Class A common stock by us were $263.3 million and the aggregate gross proceeds from the sale of shares of Class A common stock by entities affiliated with Ray Dolby were $306.0 million. The aggregate net proceeds to us were $242.5 million after deducting $15.8 million in underwriting discounts and commissions and $5.0 million in other costs incurred in connection with the offering.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Form of Executive Stock Option Agreement under the 2005 Stock Plan (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 17, 2005).

10.2	Form of Executive Stock Option Agreement - United Kingdom under the 2005 Stock Plan (which is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed June 17, 2005).

10.3	Form of Stock Option Agreement - United Kingdom under the 2005 Stock Plan (which is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed June 17, 2005).

10.4	Form of Stock Option Agreement - Hong Kong under the 2005 Stock Plan (which is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed June 17, 2005).

10.5	Form of Stock Option Agreement - International under the 2005 Stock Plan (which is incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed June 17, 2005).

10.6	Form of Stock Appreciation Right Agreement - International under the 2005 Stock Plan (which is incorporated herein by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed June 17, 2005).

10.7+	Form of Stock Option Agreement under the 2005 Stock Plan

31.1 +	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2005

DOLBY LABORATORIES, INC.

By:	/s/ Janet L. Daly
Janet L. Daly
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Form of Executive Stock Option Agreement under the 2005 Stock Plan (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 17, 2005).

10.2	Form of Executive Stock Option Agreement - United Kingdom under the 2005 Stock Plan (which is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed June 17, 2005).

10.3	Form of Stock Option Agreement - United Kingdom under the 2005 Stock Plan (which is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed June 17, 2005).

10.4	Form of Stock Option Agreement - Hong Kong under the 2005 Stock Plan (which is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed June 17, 2005).

10.5	Form of Stock Option Agreement - International under the 2005 Stock Plan (which is incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed June 17, 2005).

10.6	Form of Stock Appreciation Right Agreement - International under the 2005 Stock Plan (which is incorporated herein by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed June 17, 2005).

10.7+	Form of Stock Option Agreement under the 2005 Stock Plan

31.1 +	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith

*	Furnished herewith