Form 10-K
period 2005-09-30
Dolby Laboratories, Inc.
filed 2005-12-20
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              To

Commission File Number: 001-32431

DOLBY LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0199783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Potrero Avenue San Francisco, CA	94103-4813
(Address of principal executive offices)	( Zip Code)

(Registrant’s telephone number, including area code) (415) 558-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A common stock, $0.001 par value	Name of each exchange on which registered The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of April 1, 2005 was $808,561,206. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Class A and Class B common stock outstanding at April 1, 2005. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

On December 13, 2005 the Registrant had 34,175,120 shares of Class A common stock and 70,478,187 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2006 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2005.

DOLBY LABORATORIES, INC.

FORM 10-K

PART I

PART I

ITEM 1. BUSINESS

Overview

Dolby Laboratories develops and delivers innovative products and technologies that make the entertainment experience more realistic and immersive in theatres, homes, cars and elsewhere. Since Ray Dolby founded Dolby Laboratories 40 years ago, we have been at the forefront of developing sound technologies that enhance the entertainment experience for audiences and consumers. Our objective is to be an essential element in the best entertainment technology by delivering to both professionals and consumers innovative and enduring technologies that enrich the entertainment experience. Our technologies are used in sound recording, distribution and playback to faithfully recreate the original audio experience and enable digital audio and surround sound in applications such as movie soundtracks, DVDs, television, satellite and cable broadcasts, video games and personal computers. Our technologies have been adopted as standards throughout the entertainment industry. For example, virtually all major movie soundtracks throughout the world are encoded using our technologies and virtually all DVD players incorporate our technologies.

Dolby Entertainment Chain

We deliver products, services and technologies throughout the entertainment chain, including to filmmakers, television producers, music producers, video game designers, movie distributors, cinema operators, DVD producers, television broadcasters, software developers and manufacturers of consumer electronic products. We participate in every link in the entertainment chain through the products we manufacture, the production services we provide and the technologies we license. In addition, the Dolby brand is recognized and used at each link in the chain.

Content creation and distribution

Our products and production services help artists and content producers create realistic and intense sound. Our technologies also help maintain sound quality while simultaneously enabling it to fit within the storage capacity and distribution limitations of the particular recording medium. Filmmakers use our proprietary encoding products and services during post-production to help ensure that their movie soundtracks are recorded properly and will play back in theatres as the filmmaker envisions. Once a film has been completed, distributors use our products and services to create foreign language versions. Our global presence enables us to work closely with filmmakers and studios throughout the world to help them accurately capture the filmmaker’s vision on the recorded soundtrack. In addition, we provide digital cinema content preparation services, acting as a technical agent for our clients by following the content from start to the finish and providing compression mastering and distribution media preparation, distribution and verification services.

Television producers and broadcasters throughout the world purchase and use our professional encoders, decoders and processors to record and transmit both recorded and live television programming with surround sound.

With the advent of DVD technologies, music content is increasingly being produced in digital surround sound through the use of our encoding products. In addition, with the proliferation of home theatre systems with surround sound capabilities, video game designers are increasingly using our encoding products to produce games with surround sound.

Large-scale public playback

Cinema operators purchase and use our cinema processors, cinema adapters and sound readers to decode movie soundtracks encoded in Dolby SR or Dolby Digital, and our digital cinema products to load, store, decode, and deliver digital movies to digital cinema projectors. Our cinema processors can decode both analog and digital soundtracks on the film and separate the different sound channels for distribution to the specific speakers in the theatre. The sound characteristic and level of each loudspeaker are also vital elements of a theatre’s sound system that are controlled by our cinema processors. Our engineers are often hired by the film’s distributor to check the calibration of a theatre’s sound system for important screenings, such as premieres and press screenings. In addition, our engineers can help optimize a theatre’s on-screen image using specialized test equipment and expertise.

Consumer media production and distribution

Movies and other types of entertainment such as television programs are often repackaged for viewing on DVDs. DVD producers purchase and use our professional encoders to encode the source audio on a DVD so that the soundtrack can be replayed as originally recorded on the master copy. Our digital audio coding technologies enable sound to be stored efficiently within the limited storage capacity of the DVD, allowing high picture quality while saving space on the disc for foreign language soundtracks, directors’ commentaries and other bonus material. Dolby Digital is one of the two global standard formats, along with PCM, approved by the DVD Forum for encoding soundtracks on DVD-Video discs, and as a result virtually all DVD players incorporate our Dolby Digital decoding technology.

We allow motion picture studios and other DVD distributors the right to place the Dolby trademark on their film prints and the packaging of their DVDs. Packaged media that incorporate our technologies, including video games and DVD-Audio, also generally carry our trademarks.

Broadcasters purchase and use our professional broadcasting products to encode program content for television, cable and satellite broadcast transmissions to deliver to their audiences high quality surround sound. Our digital audio compression technologies also enable sound to be recorded and transmitted efficiently, which is especially important in the broadcast industry because transmission bandwidth is limited. Our broadcasting products also can facilitate the editing and routing of surround sound in transmission facilities originally designed for stereo audio. Our decoding and monitoring products help content creators evaluate accurately how their soundtracks will be reproduced in broadcast transmissions. Our sound engineers can provide training, broadcast system design expertise and on-site technical expertise to broadcasters throughout the world. Dolby Digital audio is the sound format standard for digital terrestrial and cable television in North America. In addition, in Europe, Australia and Asia, broadcasters have the option of including Dolby Digital audio with their digital broadcast services under the digital video broadcasting or the Advanced Television Systems Committee standards. Our broadcasting technologies have also been used in North America and Europe in connection with radio services that are delivered through satellite and cable systems.

Consumer playback

We license our surround sound decoding technologies to manufacturers of DVD players, DVD recorders, home theatre systems, television sets, set-top boxes, video game consoles, portable audio and video players, personal computers, in-car entertainment systems and other consumer electronics products, as well as developers of software for personal computers. Our licensees manufacture and distribute consumer electronics products incorporating our technology throughout the world. Our trademarks are included on content and consumer electronics products, incorporating our technologies, so content providers and manufacturers can indicate to consumers that their products meet the technical and quality standards we have set. In some cases our licensees sell products that incorporate our technologies to other manufacturers who incorporate these products in cars, personal computers or other products that are then sold to consumers.

For many types of consumer electronics products, our technologies are included in explicit industry standards, meaning that industry standards-setting bodies have mandated the inclusion of these technologies in a particular type of product. In addition, Dolby technologies are de facto industry standards in many consumer electronics products, meaning that although not specifically mandated by an industry standards board, these technologies are nevertheless widely adopted for a particular type of product. For example, virtually all audio/video receivers incorporate our Dolby Digital Pro Logic decoding technologies.

Our Strategy

Our objective is to be an essential element in the best entertainment technology. We intend to capitalize on our innovative culture, our strong industry relationships, our global market presence and our strong brand to continue developing and delivering innovative, enduring technologies for both professionals and consumers that help make entertainment more realistic, intense and immersive in theatres, at home, in cars and elsewhere. Key elements of our strategy include:

Expanding markets for surround sound

Dolby Stereo, Dolby Surround, Dolby Digital and Dolby Digital Plus have created a consumer expectation for surround sound in high-quality entertainment. We intend to continue to promote the expansion of markets for surround sound. In addition to home theatre systems, we are promoting the continued adoption of our surround sound technologies in video game consoles, personal audio and video players, personal computers, in-car entertainment systems and other consumer electronics products. We also believe that the large and growing installed base of surround sound systems offers attractive opportunities for content providers to deliver surround sound in new applications, regardless of whether the content is played back from a recording, such as a DVD, broadcast by television, satellite or cable, or streamed over the Internet. In particular, we intend to broaden our presence in the broadcast industry, as this industry increasingly produces live and recorded programming in surround sound. As the entertainment industry increasingly delivers content directly to consumers over broadband networks, we are working with content providers to include surround sound technologies in their Internet entertainment, including audio-only entertainment, movie downloads and on-line games. We are also considering the potential for Dolby technologies to be included in mobile devices as they increasingly include entertainment functionality.

Continuing to address the needs of industry professionals

We believe that technology innovations for entertainment will likely continue to be adopted first for professional use as filmmakers, music producers, broadcasters and video game designers look for ways to excite their audiences. We intend to continue to collaborate with industry professionals at each link in the entertainment chain to develop new technologies that facilitate and improve content recording, distribution and playback. Our professional-level technology solutions often have applicability to the consumer arena. When they do, we intend to continue to adapt these technologies for use in consumer applications. Our noise reduction, surround sound and digital audio technologies were all initially developed for professional use and later adapted for use in consumer electronics products. We believe that our success in developing technologies for professional use contributes greatly to the capabilities and attractiveness of our technologies in the consumer arena and also to the strength of our brand. We also believe that the use of our technologies by professionals in the creation and distribution of content creates demand for the adoption of our technologies for use in consumer applications.

Developing system solutions for digital cinema

The cinema industry is in the early stages of adopting digital cinema, an all digital medium for the distribution and exhibition of movies. Digital cinema offers the industry possible means to achieve substantial cost savings in printing and distributing movies, to combat piracy and to enable movies to be played repeatedly without degradation in image or sound quality. We are committed to this transition, and we believe that our experience and expertise in providing technology solutions for both the motion picture and broadcast industries position us well to develop and deliver sound and image technologies for digital cinema. Motion picture studios currently use our digital cinema mastering services at our facilities in Southern California and the United Kingdom to prepare movies for digital release, and filmmakers can review sound and image quality in our digital cinema screening rooms. In addition, our engineers assist motion picture studios and cinema operators with distributing and presenting digital movies, from site surveys and equipment installations to content loading and verification. Regardless of how quickly digital cinema is adopted, we believe that digital cinema also provides opportunities for the development of innovations to enhance the theatrical experience further, innovations that may also have applicability to broadcasting and the consumer arena.

Developing technologies for the entertainment industry beyond sound

We believe that our long history of developing innovative technology solutions for the entertainment industry and our well-established relationships with industry participants provide us with opportunities to deliver technology solutions in areas beyond sound. In recent years we have expanded our business to offer technologies to facilitate delivery of digital entertainment, including digital cinema technologies for processing digital moving images and content protection. We intend to explore avenues to apply the technologies for digital cinema to the broadcast and consumer arenas, as we believe they have the potential to provide significant benefits beyond the motion picture industry. In addition, we are exploring other areas where we may be able to develop and deliver technologies that enrich the entertainment experience, including technologies for home networking, mobile devices and wireless connectivity and technologies that facilitate ease of use of products and product features.

Continuing to promote adoption of our technologies in industry standards

We believe that the entertainment industry evolves toward an improved entertainment experience through the adoption of global technical standards, and we intend to continue to actively seek to have our technologies adopted in industry standards. We intend to continue to develop, maintain and strengthen our relationships with a broad spectrum of entertainment industry participants, professional organizations and standards-setting bodies throughout the world to help guide the development of new industry standards, as well as the direction of our own technologies to meet those standards. When appropriate, we intend to continue to be active in standards-setting bodies. We also intend to maintain our neutrality and not align ourselves exclusively with other industry participants in order to facilitate the adoption of our technologies in industry standards.

Building on the strength of the Dolby brand

We intend to continue to enhance and build on the strength of the Dolby brand and our reputation as a trusted provider of entertainment technologies for professional and consumer applications. We actively encourage our customers to place our trademarks on their products in conjunction with the inclusion of our premier technologies which we license separately. In particular, we provide marketing materials such as posters, trailers and plaques to cinema operators for exhibition in their theatres to help them promote the quality of experience that is associated with our brand. We also have been working with personal computer and car manufacturers to incorporate our technologies in and display our trademark on their personal computers and in-car entertainment systems. The inclusion of the Dolby trademark on a product informs audiences and consumers that the product incorporates our technologies and meets our quality standards, and we believe this helps consumer electronics manufacturers sell their products. We intend to continue to increase the use of our trademarks throughout the entertainment chain so that entertainment industry professionals and consumers alike will know that we have helped ensure consistent quality as content moves through the chain. We believe that the strength of our brand in the entertainment industry also assists us in expanding our business to include technologies that are not solely related to sound. For example, we believe that the likelihood of succeeding with our digital cinema initiative is increased because the Dolby brand is already well known and well respected in the motion picture industry, as is our history of delivering innovative, yet practical, solutions in response to technology challenges.

How We Derive Revenue

We conduct our business in two segments: selling professional products and related production services and licensing our technologies to manufacturers of consumer electronics products and software developers.

In our products and production services segment, we design, manufacture and sell audio products for the motion picture, broadcast, music and video game industries to improve sound quality, provide surround sound and increase the efficiency of sound storage and distribution. The majority of our professional product revenue is derived from sales of cinema processors, used by theatres to decode digital and analog film soundtracks that have been encoded using Dolby SR or Dolby Digital technologies. Our sound engineers work alongside filmmakers, television broadcasters, music producers and video game designers to help them use our products to create and reproduce the sound they envision. Our sound engineers provide training, system design expertise and on-site technical expertise to cinema operators to help them configure their theatres and sound equipment to ensure that movie soundtracks are replayed with consistent high sound quality. We also collect fees for administering third-party “patent pools.” In fiscal 2003, 2004 and 2005, our professional products and services revenue represented 27%, 27% and 25% of our total revenue, respectively.

In our technology licensing segment, we license our technologies to manufacturers of DVD players, DVD recorders, audio/video receivers, television sets, set-top boxes, video game consoles, personal audio and video players, personal computers, in-car entertainment systems and other consumer electronics products, as well as to developers of software for personal computer software DVD players. Our licensing arrangements typically entitle us to receive a specified royalty for every product shipped by our licensees that incorporate our technologies. In fiscal 2003, 2004 and 2005 our licensing revenue represented 73%, 73% and 75% of our total revenue, respectively.

Technology

Our core technologies are signal processing systems that improve basic sound quality or enable surround sound in movie soundtracks, DVDs, video games, television, satellite and cable broadcasts, and audio and videotapes. Many of our technologies are incorporated into professional audio products that we manufacture, including cinema sound processors and digital audio encoders and decoders. These products are used worldwide in recording and postproduction studios, broadcast facilities and theatres. We also license our technologies to manufacturers of consumer electronics products for incorporation into their products, including DVD players, audio/video receivers, television sets, set-top boxes, video game consoles, personal audio players, personal computers, in-car entertainment systems and other consumer electronics products.

Film Sound

Dolby’s film sound formats are de facto standards around the world, and are used on all major film releases. Each and every movie carrying the Dolby logo benefits from Dolby’s mastering support services, ensuring that the director’s sound will be reproduced faithfully in the cinema.

The following is a list of our film sound technologies:

•

Dolby Digital – Features a digital optical soundtrack located between the sprocket holes on one side of 35 mm release prints. Dolby Digital provides 5.1 digital audio surround sound, delivering five separate full range audio channels and a sixth channel for low-frequency effects. A Dolby Digital print also carries a Dolby SR analog soundtrack to make the print compatible with any theatre that plays 35 mm film, even if it does not have Dolby Digital decoding equipment.

•	Dolby Digital Surround EX – Adds a third surround channel to the Dolby Digital format. The third channel is reproduced by rear-wall surround speakers, while the left and right surround channels are reproduced by speakers on the side walls.

•	Dolby Stereo – Our original multi-channel analog optical soundtrack. Dolby Stereo prints have two soundtracks encoded with four sound channels: left, center and right for speakers behind the screen, and a fourth surround channel for ambient sound and special effects heard over speakers to the sides and rear of the cinema. This format also uses Dolby noise reduction to improve the fidelity of the optical track. The Dolby Stereo track was designed so that the print could be played in any theatre in the world that plays 35 mm film, even if the theatre did not have our decoding equipment.

•	Dolby SR – Enhancement to Dolby Stereo, utilizing Dolby SR signal processing instead of A-type noise reduction. Dolby SR soundtracks feature a significantly improved dynamic range, and are found today on almost all major 35 mm release prints.

Digital Audio Coding

We have developed digital audio coding technologies for use in a wide range of entertainment industries. Based on research into the characteristics of human hearing, the sophisticated algorithms used in our digital audio technologies make it possible to store or transmit digital audio using less data than would otherwise be necessary, without noticeable loss of sound quality.

The following is a list of our digital audio coding technologies:

•	Dolby AC-2 – Provides professional audio quality digital sound using less data and lower bandwidth, reducing the data capacity required in applications such as satellite and terrestrial transmissions.

•	Dolby Digital AC-3 – Used to provide surround sound in theatres from 35 mm film, and in the home from DVDs, digital broadcast television, cable and satellite systems, and laser discs. Enables the storage and transmission of up to five full-range audio channels, plus a low-frequency effects channel, using less data bandwidth than is required for just one channel of music on a compact disc.

•	MLP Lossless – A “lossless” coding system specified for DVD-Audio that compacts data with bit-for-bit accuracy. MLP, or Meridian Lossless Packing, effectively doubles disc space without affecting the quality of high-resolution PCM audio.

•	Dolby E – A professional digital audio coding system developed to assist the conversion of two-channel broadcast facilities to multi-channel audio.

•	Advanced Audio Coding (AAC) – A high-quality audio coding technology appropriate for many broadcast and electronic music-distribution applications. Dolby Laboratories was one of the four developers of this technology. Although we have developed versions of AAC technology that also incorporate our proprietary technologies, we generally participate in the licensing of AAC technology through patent pools comprised of groups of patents held by us and other companies and administered by Via Licensing, one of our wholly-owned subsidiaries. See “Technology Licensing Segment” for further description of our patent pool licensing activities through Via Licensing.

•	Dolby Digital Plus – Dolby Digital Plus is a new digital audio coding technology, built as an extension to Dolby Digital technologies. With the addition of new coding techniques and an expanded bitstream structure, Dolby Digital Plus offers greater efficiency for lower bitrates, as well as the option for more channels and higher bitrates. Dolby Digital Plus can support a wide range of current and emerging applications such as digital television, Internet delivered audio for interactive programs and high definition video disc formats. Dolby Digital Plus is compatible with all existing Dolby Digital-equipped audio/video receivers.

•	Dolby TrueHD – Dolby TrueHD is a lossless audio delivery format that delivers bit-for-bit performance upon playback identical to the original studio master tapes. Dolby TrueHD expands upon core MLP Lossless technology, adding metadata capability as well as expanded bitrate and discrete channel offerings. When applied to HD video content, the coding efficiencies of Dolby TrueHD enable content providers to include a 100% lossless audio track on next generation optical media without compromising, or sacrificing overall bit budget demands. Dolby TrueHD implementations can also decode 5.1 channel DVD-Audio content, eliminating the need for a secondary audio decoder in universal-style DVD players.

Analog Signal Processing Technologies

Our analog signal processing technologies, including our noise reduction technologies, improve the sound quality of cassette tapes and film sound by reducing background noise and extending the overall dynamic range of analog media.

Consumer Surround Sound

Our consumer surround sound technologies process analog or digital signals to create a multi-channel surround sound experience through multiple speakers (generally positioned in the left, center, right, and right surround and left surround). In addition, our technologies can create the effect of surround sound through as few as two speakers.

Content Protection Technologies

We offer content protection technologies and services to the entertainment industry under the Cinea brand name. These technologies include encryption technology and forensic watermarking to track pirated material back to the source.

Products and Production Services Segment

Professional Products

We design and manufacture professional audio products for a broad array of entertainment industries, including the motion picture, music, video game, home video, broadcast and live sound industries. Our professional products, which are distributed in over 50 countries, are used in content creation, distribution and playback to provide surround sound, improve sound quality and increase the efficiency of sound storage and distribution. We manufacture our professional products in our two manufacturing facilities, located in Brisbane, California and Wootton Bassett, England. We outsource the manufacturing of our secure DVD products offered by one of our subsidiaries.

Content creators, distributors and broadcasters.    Filmmakers, music producers, video game designers, broadcasters and DVD producers use our professional products to produce and distribute entertainment incorporating our sound technologies. We typically enter into service agreements with motion picture studios or filmmakers in connection with the production of a particular film. Under these agreements, we provide our encoders to the studio for use during sound mixing, enabling them to create films with Dolby soundtracks using our proprietary technologies. We sell products to the digital television, music, video game and home video industries.

Cinema Operators.    Cinema operators use our professional products to play motion picture soundtracks that have been produced using our sound technologies. In addition, we offer a suite of professional products which enables cinemas to store and playback films released in an all digital format.

Professional Services

We offer a variety of production services to support the motion picture, broadcast, recording and video game industries. Our sound engineers work alongside filmmakers, television broadcasters, music producers and video game designers to help them use our products to create and reproduce the sound they envision. We enter into service agreements with filmmakers on a film-by-film basis to provide them with sound production services related to the preparation of a Dolby soundtrack, such as equipment calibration, mixing room alignment and equalization. Under these service agreements, we also provide a Dolby encoder to the filmmaker for use during sound mixing. We sometimes also provide additional services under these service agreements, for an additional charge, such as print checking and theatre alignment for special screenings.

Our engineers can also provide training, system design expertise and on-site technical expertise to cinema operators throughout the world to help them configure their theatres and sound equipment to ensure that movie soundtracks are replayed with consistent high sound quality. In addition, our engineers can also check the calibration of a theatre’s sound system for important screenings, such as premieres, film festivals and press screenings. Our engineers can also help optimize a theatre’s on-screen image using specialized test equipment and expertise.

Technology Licensing Segment

We license our technologies to manufacturers of consumer electronics products. Generally, we utilize two models in our licensing business—a two-tier model and an integrated model. We also license some of our patents as well as patents owned by other entities through patent pools.

Two-Tier Licensing Model

Most of our licensing business consists of a two-tier licensing model whereby our technology algorithms, embodied in C-language reference software code, are first provided under license to a semiconductor manufacturer who incorporates our technologies in a semiconductor chip such as an integrated circuit, or IC. Our licensed semiconductor manufacturers, which we refer to as “implementation licensees,” then sell their ICs to manufacturers of consumer electronics products which also hold licenses to use our technologies and which we refer to as “system licensees.” Our system licensees are separately licensed by us to make and sell end-user consumer electronics products, such as cassette decks, DVD players, DVD recorders, audio/video receivers, television sets, set-top boxes, video game consoles, personal audio and video players, personal computers and in-car entertainment systems, that incorporate ICs purchased from our implementation licensees.

Our implementation licensees may use our reference software and other licensed know-how directly, building and selling core technologies, such as ICs or software library modules. The implementation licensees pay us only a modest, one-time, up-front administrative fee, typically between $10,000 and $20,000, per license. In exchange, the licensee receives a licensing package, which includes certain information useful to build their implementation. Once the licensee has built its implementation, it sends us a sample for quality-control certification. If we certify the implementation, the licensee is permitted to sell the approved implementation to system licensees. We do not receive any royalties from implementation licensees.

Our system licensees pay us an initial fee for the technologies they choose to license from us, typically between $10,000 and $20,000. We deliver system licensees a licensing package that includes information useful in utilizing our technologies in their products. Once a system licensee has built a prototype of a product that incorporates our technologies, they send us a sample for quality-control certification. If certified, the licensee is permitted to buy approved implementations from any implementation licensee and to sell approved products to consumers. Unlike sales of ICs by implementation licensees, sales of consumer electronics products incorporating our technologies by system licensees are royalty bearing, generally based upon the number of units shipped by the system licensees that incorporate our technologies. We have licensing arrangements with approximately 500 electronics product manufacturers and software developer licensees located in nearly 30 countries, which typically entitle us to receive a royalty for every product incorporating our technologies shipped by them.

Integrated Licensing Model

In addition to our two-tier licensing model, we also license our technologies, again as embodied in C-language reference software code, to independent software vendors, or ISVs. These ISVs act as combined implementation and system licensees, and incorporate our technologies in software applications such as personal computer software DVD players used in desktop or notebook computers. In these cases, the “implementation” and the “system” are one and the same, typically a software program compiled directly from our reference code. As with the two-tier licensing model, the ISV pays us an initial administrative fee, typically between $10,000 and $20,000. In exchange, the ISV receives a licensing package, which includes information useful in order to incorporate our technologies into the ISV’s software program. Once the ISV has built their software product, they send us a sample for quality-control certification. If certified by us, the ISV is permitted to sell the certified product to consumers, subject to the payment of royalties to us for each unit shipped.

Licensing of Patent Pools

Through our wholly owned subsidiary, Via Licensing, we administer the licensing of “patent pools” with patents owned by other companies. Some of the patent pools include our patents. These patent pools allow product manufacturers streamlined access to certain foundational technologies, including aspects of audio coding, video coding, digital radio and wireless Ethernet technologies, among other technologies.

Industry Standards

We believe that the entertainment industry evolves toward an improved entertainment experience through the adoption of global technological standards. Industry standards may be created through formal “negotiated” standards processes, whereby governmental entities, industry standards bodies, trade associations and others evaluate and then select technology standards, which are then prescribed or, in certain cases, required for use by industry companies. We sometimes refer to these as “explicit” standards. In addition, industry standards may be created through a “de facto” process, whereby a technology is introduced directly in the marketplace and becomes widely used by industry participants. Certain of our technologies have been adopted as the explicit or de facto industry standards on both the professional and consumer sides of our business. We actively participate in a broad spectrum of professional organizations and industry standards boards worldwide that establish explicit industry standards.

Sales and Marketing

Professional Products and Production Services

We sell our professional products through sales channels dedicated to specific industries. For cinema products, we sell to a combination of dealers, distributors and original equipment manufacturers, as well as directly to theatres themselves. Larger theatre chains, such as AMC and Regal, have their own purchasing departments and buy our products directly. Smaller chains and independents typically make their purchases through distributors. We also sell our professional products through cinema projector manufacturers that also act as distributors for other cinema equipment so that they can put together packages. Companies to whom we sell our equipment typically have attended a training course in installation and alignment in order to ensure that our equipment is correctly installed and aligned, thus assuring a high quality experience for the audience.

Our professional broadcast products are sold to companies specializing in broadcast equipment, as well as some system integrators who design and equip complete broadcast installations. We also sell circuit boards incorporating our broadcast technologies to other manufacturers to integrate into their own broadcast products. For large purchases, we also sell directly to the end-user.

Marketing for both our cinema and broadcast products is largely done at industry trade shows such as the Audio Engineering Society exhibitions, CineAsia, Cinema Expo, International Broadcasters Convention, National Association of Broadcasters, ShowEast and ShoWest. We also advertise in trade magazines on a limited basis.

For production services, we deal directly with film production companies, which typically enter into service contracts with us for a specific film. Under the terms of our licensing agreements, we provide the equipment required to perform the mastering to the film production companies. Any additional services provided, usually in the printing laboratory or in theatres, are then charged at our current engineering rates. We also provide digital cinema content preparation services acting as a technical agent for our clients by following the content from start to finish and providing compression mastering and distribution media preparation, distribution and verification services.

Consumer Licensing

We sell and market our licensed technologies to a wide range of electronics product manufacturers through our account management team. This team markets our technologies to potential licensees on a worldwide basis from our headquarters in San Francisco and is supported by our liaison offices in Beijing, Hong Kong, London, Shanghai and Tokyo. We divide our sales and marketing efforts for our licensed technologies into different market segments: automotive, broadcast, consumer electronics, personal computer and gaming. In the consumer electronics market, we focus our sales and marketing efforts on manufacturers of consumer electronics products such as DVD players, DVD recorders, home theatre systems, audio/video receivers, and personal audio and video players. In the broadcast market, we market our technologies to makers of digital televisions and set-top boxes. In the automotive market, we market our technologies directly to automotive manufacturers, as well as manufacturers of after-market in-car entertainment systems. In the personal computer market, we focus our marketing efforts on software developers, but also have begun to market our technologies directly to personal computer manufacturers. In the gaming market, we have a dedicated team of marketers who focus their efforts on game developers and publishers to ensure that content is encoded with our technology for playback on compatible game consoles.

Research and Development

For 40 years, we have concentrated research and development on audio signal processing technologies. However, we have recently expanded our research and development efforts into other areas important for future entertainment systems, including technologies for processing digital moving images and protecting content.

The research division conducts applied research in sound, image and related signal processing technologies. By focusing on creation, proof of feasibility and early-stage prototyping of patentable new sound, image and related technologies, the research division serves as a source of new technologies for the engineering and technology development teams in the professional and consumer divisions. The research division also helps identify, investigate and analyze new long-term opportunities, helps shape our technology strategy, and provides support for internally developed and externally acquired technologies.

Engineering and technology development teams in the professional and consumer divisions take the technologies developed by the research division and further implement such technologies in our professional products and licensed applications. Engineers in our professional division design and develop software and hardware products and systems that we manufacture and sell for professional applications. Engineers and technology development teams in the consumer division primarily focus on the development of reference designs, typically software, for the technology implementations that we license for consumer, and some professional, applications. In addition, our professional and consumer divisions are also involved in the commercialization of technologies created by third parties that may be of interest to us.

We conduct our research and development activities at a number of locations worldwide, including Burbank and San Francisco, California, Richmond, Virginia, Yardley, Pennsylvania and Sydney, Australia. As of September 30, 2005, we had approximately 169 employees involved in research and development. Our research and development expenses were $18.3 million, $23.5 million and $30.5 million, in fiscal 2003, 2004 and 2005, respectively.

Manufacturing

Our professional product manufacturing process is a low-volume, material intense, low-labor business operation, with core competencies of automation, quick set-ups, experienced personnel and product testing. Due to the complex nature of most of our professional products as well as the low-volume nature, we believe that we can best ensure quality for these products by keeping our manufacturing processes in-house and not outsourcing assembly or testing procedures. We outsource the manufacturing of our secure DVD products because that product can benefit from the efficiencies and manufacturing cost structure afforded by a specialized manufacturer.

We manufacture our professional products primarily in our two manufacturing facilities located in Brisbane, California and Wootton Bassett, England. While both facilities manufacture our main cinema processors, the Brisbane facility also manufactures most of the professional and broadcast products, while Wootton Bassett manufactures lower volume and specialty cinema products. By having the same types of equipment, as well as assembly and testing, in both locations, we are able to balance production output between locations to meet customer demands

Our manufacturing process is a circuit board assembly operation, meaning we do not manufacture circuit boards nor do we fabricate metal products in-house as those activities are outsourced to multiple suppliers in the United States and in Europe. Our product quality is ensured by a high level of automation to eliminate manual assembly as much as possible and provide for an efficient and consistent manufacturing process. Automated assembly capabilities include surface mount, through-hole and odd-form insertion. Our product testing includes in-circuit testing of finished circuit boards, functional testing of all parameters in the engineering specifications, and final testing to ensure that the product meets the published specifications.

We purchase components and fabricated parts from multiple suppliers in the United States and Europe. We rely on sole source suppliers for some of the components that we use to manufacture our professional products, including certain charged coupled devices, light emitting diodes and digital signal processors. We source components and fabricated parts locally, but we also buy globally in order to ensure continued supply.

Customers

We have customers in a wide range of entertainment industries, on both the professional products and production services side and the technology licensing side of our business. We sell our professional products either directly to the end user customer or, more commonly, through dealers and distributors. Our professional products and services end user customers include movie studios, cinema operators, film distributors, broadcasters, and video game designers. Our licensees include manufacturers of home audio/video products, set-top boxes, personal audio players, video game consoles, in-car entertainment systems and personal computer software DVD developers.

Competition

The markets for entertainment industry technologies, including motion picture, broadcasting, consumer electronics, computer, gaming and internet technologies, are highly competitive, and we face competitive threats and pricing pressure in all of these industries. Our competitors in our products and services business include, among other companies, Avica, DTS, Doremi, EVS, GDC, Kodak, Microsoft, NEC, Panastereo, QuVis, Sony and UltraStereo. On the technology licensing side of our business, our competitors include Coding Technologies, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Philips, RealNetworks, Sony, SRS Labs and Thomson. Other companies may become competitors in the future.

We are unable to quantify our market share in any particular market in which we operate. Our products and services span the audio portions of several separate and diverse industries, including the motion picture, broadcasting and video game industries. The lack of clear definition of the markets in which our products, services and technologies are sold or licensed, the basic nature of our technologies, which can be used for a variety of purposes, and the diverse nature of and lack of detailed reporting by our competitors makes it impracticable to quantify our position.

Intellectual Property

We have a substantial base of intellectual property assets, including patents, trademarks, copyrights and trade secrets such as know-how.

We have 928 individually issued patents and over 1,000 pending patent applications in nearly 35 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through February 2025. Of these, 71 patents are scheduled to expire in calendar year 2006, 48 patents are scheduled to expire in calendar year 2007 and 19 patents are scheduled to expire in calendar 2008. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2008 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2020. In addition, the last patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021. We pursue a general practice of filing patent applications for our technology in the United States and various foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technology innovations. We have multiple patents covering unique aspects and improvements for many of our technologies.

We have over 800 trademark registrations throughout the world for a variety of word marks, logos and slogans. Our marks cover our various products, technologies, improvements and features, as well as the services that we provide. Our trademarks are an integral part of our licensing program and licensees typically elect to place our trademarks on their products to inform consumers that their products incorporate our technology and meet our quality specifications. Our trademarks include the following:

Examples of our Word Trademarks

• Dolby • Dolby Digital • Dolby Headphone • Dolby SR	• Dolby Surround • EQ Assist • MLP • Surround EX

Examples of our Logo Trademarks

We actively attempt to enforce our intellectual property rights both domestically and in foreign countries. However, we have experienced problems in the past with consumer electronics product manufacturers, particularly in China, failing to report or underreporting shipments of their products that incorporate our technologies, and we expect to continue to experience such problems in the future. In addition, we have experienced similar problems in other countries where intellectual property rights are not as respected as they are in the United States, Japan and Europe.

In addition, we have relatively few or no issued patents in certain countries. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies. In India, we have no issued patents. Consequently, growing our licensing revenue in developing countries such as China and India will depend on our ability to obtain patent rights in these counties, which is uncertain. Moreover, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is likewise uncertain.

Employees

As of September 30, 2005, we had 825 employees worldwide consisting of 169 employees in research and development, 356 employees in sales, marketing and support, 118 employees in manufacturing and distribution, and 182 employees in general and administration. As of September 30, 2005, approximately 197 of our 825 employees were working outside of the United States. None of our employees is subject to a collective bargaining agreement. We believe that our employee relations are good.

Executive Officers of the Registrant

Our executive officers are appointed annually by our Board of Directors and serve at the discretion of the Board. The names of our executive officers and their ages, titles, and biographies as of December 13, 2005 are set forth below:

Executive Officers	Age	Position(s)
Ray Dolby	72	Founder and Chairman of the Board
Bill Jasper	58	President, Chief Executive Officer and Director
Mark Anderson	47	Vice President, General Counsel and Secretary
Steve Forshay	51	Senior Vice President, Research
Marty Jaffe	52	Executive Vice President, Business Affairs
Tim Partridge	43	Senior Vice President and General Manager, Professional Division
Ed Schummer	56	Senior Vice President and General Manager, Consumer Division
David Watts	53	Senior Vice President and Managing Director, United Kingdom Branch
Kevin Yeaman	39	Chief Financial Officer

Ray Dolby, founder and chairman of Dolby Laboratories, was born in Portland, Oregon and grew up on the San Francisco peninsula. From 1949 through 1952 he worked on audio and instrumentation projects at Ampex Corporation, where from 1952 through 1957, as a student, he was mainly responsible for the development of the electronic aspects of the Ampex video tape recording system. He received his B.S. in electrical engineering from Stanford University in 1957 and, as a Marshall Scholar, left Ampex to pursue further studies at Cambridge University in England. He received a Ph.D. degree in physics from Cambridge in 1961.

In 1963, Dolby took up a two-year appointment as a United Nations technical advisor in India, then returned to England in 1965 to found Dolby Laboratories in London. In 1976 he established further offices, laboratories and manufacturing facilities in California. He holds more than 50 United States patents and has written papers on video tape recording, long wavelength X-ray analysis and noise reduction.

Honors and Awards—Audio Engineering Society: Fellow and Past President; Silver Medal; Gold Medal. British Kinematograph Sound and Television Society: Fellow; Science and Technology Award. Society of Motion Picture and Television Engineers: Fellow; Samuel L. Warner Memorial Award; Alexander M. Poniatoff Gold Medal; Progress Medal; Honorary Member. Academy of Motion Picture Arts and Sciences: Science and

Engineering Award; “Oscar” Award. National Academy of Television Arts and Sciences: “Emmy” Award. National Academy of Recording Arts and Sciences: “Grammy” Award. United States: National Medal of Technology. United Kingdom: Honorary O.B.E.

Bill Jasper, our president and chief executive officer, joined Dolby Laboratories in February 1979 and has also served as a director since June 2003. Mr. Jasper served in a variety of positions prior to becoming president in May 1983, including as our vice president, finance and administration and executive vice president. Mr. Jasper is a member of the Audio Engineering Society and the Society of Motion Picture and Television Engineers and an at-large member of the Academy of Motion Picture Arts and Sciences. He serves as chairman of the board of directors of FOCUS Enhancements and as a member of the board of trustees of Saint Mary’s College of California. Mr. Jasper holds a B.S. degree in industrial engineering from Stanford University and a M.B.A. from the University of California at Berkeley.

Mark Anderson has served as our vice president, general counsel since November 2003 and was also appointed our corporate secretary in March 2004. Prior to joining us, Mr. Anderson was an associate and then a partner at the law firm of Farella Braun & Martel LLP, from August 1989 to November 2003. Mr. Anderson is a certified public accountant and holds a B.S. degree in business administration from the University of North Carolina at Chapel Hill and a J.D. from Golden Gate University School of Law.

Steve Forshay has served as our senior vice president, research since November 2004. Previously, Mr. Forshay served in a variety of other positions since joining us in 1982, including as our vice president, research and vice president, engineering. Mr. Forshay is a member of the Audio Engineering Society, the Institute of Electrical and Electronics Engineers and the Society of Motion Picture and Television Engineers. Mr. Forshay holds a B.S.E.E. degree in electrical engineering from the New Jersey Institute of Technology and a M.B.A. from Saint Mary’s College of California.

Marty Jaffe has served as our executive vice president, business affairs since October 2005. Previously, Mr. Jaffe served as our executive vice president, business and finance between March 2004 and October 2005 and as our vice president, business affairs since joining us in November 2000 to March 2004. Prior to joining us, Mr. Jaffe served in a variety of positions at the Chronicle Publishing Company, a diversified media company, from June 1986 to October 2000, most recently as the vice president and chief financial officer. Mr. Jaffe is a certified public accountant and holds an A.B. degree in political and social behavior from Occidental College, a J.D. from the University of California Hastings College of Law and a M.B.A. from the University of California at Berkeley.

Tim Partridge has served as the senior vice president and general manager of our professional division since March 2004. Previously, Mr. Partridge served in a variety of other positions since joining us in 1984, including as the vice president and general manager of our professional division and vice president, marketing. Mr. Partridge holds a bachelor’s of music and electronics honors degree from the Tonmeister program at the University of Surrey.

Ed Schummer has served as the senior vice president and general manager of our consumer division since October 2001. Previously, Mr. Schummer served in a variety of other positions since joining us in 1978, including as the vice president and general manager of our consumer division, vice president, licensing and vice president, marketing. Mr. Schummer is a member of the Audio Engineering Society and the Licensing Executive Society. Mr. Schummer holds a B.S.E.E. degree in electrical engineering from the Illinois Institute of Technology.

David Watts has served as the vice president and managing director of our United Kingdom branch since January 2000. Previously, Mr. Watts served in a variety of other positions since joining us in 1977, including as our vice president, marketing. Mr. Watts holds a B.Sc. degree in mathematics from the University of Sussex.

Kevin Yeaman has served as our Chief Financial Officer since October 2005. Prior to joining us, Mr. Yeaman worked for eight years at E.piphany, Inc., a publicly traded enterprise software company, most recently as Chief Financial Officer from August 1999 to October 2005. Previously, Mr. Yeaman served as Worldwide Vice President of Field Finance Operations for Informix Software, Inc., a provider of relational database software from February 1998 to August 1998. From September 1988 to February 1998, Mr. Yeaman served in Silicon Valley and London in various positions at KPMG Peat Marwick LLP, an accounting firm, serving most recently as a senior manager. Mr. Yeaman holds a BS degree in commerce from Santa Clara University.

Corporate and Available Information

We were founded in London, England in 1965 and incorporated as a New York corporation in 1967. We reincorporated in California in 1976 and reincorporated in Delaware in September 2004. Our principal executive offices are located at 100 Potrero Avenue, San Francisco, California 94103, and our telephone number is (415) 558-0200.

Our Internet address is www.dolby.com. There we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investor Relations section of our Internet website. The information found on our Internet website is not part of this or any other report we file with or furnish to the SEC.

ITEM 1A. RISK FACTORS

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

Maintaining and strengthening the “Dolby” brand is critical to maintaining and expanding both our products and services business and our technology licensing business, as well as to our ability to enter new markets for our sound and other technologies. Our continued success is due, in part, to our reputation for providing high quality products, services and technologies across a wide range of entertainment industries, including the consumer electronics products industry. If we fail to promote and maintain the Dolby brand successfully on either the professional products and production services or the licensing sides of our business, our business and prospects will suffer. Moreover, we believe that the likelihood that our technologies will be adopted as industry standards in various markets and for various applications depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to accept, as an industry standard, technologies developed by a well-respected and well-known brand. Maintaining and strengthening our brand will depend heavily on our ability to continue to develop innovative technologies for the entertainment industry and to continue to provide high quality products and services, which we may not do successfully. Moreover, because we engage in relatively little direct brand advertising, the promotion of our brand depends upon entertainment industry participants displaying our trademarks on their products that incorporate our technologies, such as film prints and consumer electronics products. Although we do not require our customers to place our brand on their products, we actively encourage them to do so. For example, we rely on consumer electronics product manufacturers that license our technologies to display our trademarks on their products in order to promote our brand. If our customers choose for any reason not to display our trademarks on their products, our ability to maintain or increase our brand awareness may be harmed, which would have an adverse effect on our business and prospects. In addition, if we fail to maintain high quality standards for our professional products, or if we fail to maintain high quality standards for the products that incorporate our technologies through the quality-control certification process that we require of our licensees, the strength of our brand could be adversely affected.

We are dependent on the sale by our licensees of products that incorporate our technologies, and a reduction in those sales would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer electronics product manufacturers. We derived 73%, 73% and 75% of our total revenue from our technology licensing business in fiscal 2003, 2004 and 2005, respectively. We do not manufacture consumer electronics products ourselves and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products and software developers to pay us a specified royalty for every electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our revenue will decline. Some manufacturers have begun to reduce the complexity of their low-end DVD players, thereby decreasing the number of processors on which we earn licensing revenue in each player. Moreover, we have a widespread presence in certain markets for electronics products, such as the consumer electronics product market, which includes DVD players, audio/video receivers and other home theatre consumer electronics products, and, as a result, there is little room for us to further penetrate such markets. Lower sales of products incorporating our technologies could occur for a number of reasons. Changes in consumer tastes or trends, or changes in industry standards, may adversely affect our licensing revenue. Demand for new products incorporating our technologies could also be adversely affected by increasing market saturation, durability of products in the marketplace, competing products and alternate consumer entertainment options. In addition, our licensees, for whatever reason, may not choose to or may not be able to incorporate our technologies into their products in the future.

We do not expect sales of DVD players to continue to sustain their past growth rates. To the extent that sales of DVD players and home theatre systems level off or decline, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of DVD players and home theatre systems incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of DVD players to sustain their past growth rates, and we have already begun to see a slowdown in the growth of traditional consumer DVD player sales reported by licensees. Deceleration of growth is due to a slowdown in the growth of sales of traditional consumer DVD players reported by licensees. Also, the industry has experienced a movement by discount retailers towards lower-end Chinese-made DVD players, which we believe will pose challenges in royalty collection and intellectual property enforcement in China. Additionally, some manufacturers are reducing the complexity of their low-end DVD players thereby decreasing the number of processors on which we earn licensing revenue. To the extent that sales of DVD players and home theatre systems continue to level off or decline, our licensing revenue will be adversely affected. Additionally, the adoption of recordable DVD players has been slower than anticipated and the market introduction of next generation DVD players has been delayed. At the present time, it is not clear that next generation high definition disk formats will become available as anticipated. There are currently two potential, incompatible formats proposed, and consumers might not react favorably to having to make a choice. A delay in the release and consumer adoption of the next generation disk format, as well as the continued current pace of adoption of recordable DVD players, could adversely affect our licensing revenue. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our business, operating results and prospects will be adversely affected.

We face risks with respect to conducting business in China due to China’s historically limited recognition and enforcement of intellectual property and contractual rights.

We expect consumer electronics product manufacturing in China to continue to increase due to the lower manufacturing cost structure there as compared to other industrial countries. We also expect that our sales of professional products and production services in China will expand in the future to the extent that the use of digital surround sound technologies increases in China, including in movies, broadcast television and video games. We further expect that the sale of products incorporating our technologies will increase in China to the extent that Chinese consumers become more affluent. However, we face many risks in China, in large part due to China’s historically limited recognition and enforcement of contractual and intellectual property rights. The consumer electronics industry has experienced a movement by discount retailers towards lower-end Chinese-made DVD players, posing challenges for us in royalty collection and intellectual property enforcement in China. In particular, we have many times experienced, and expect to continue to experience, problems with Chinese consumer electronics product manufacturers failing to report or underreporting shipments of their products that incorporate our technologies or incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees, which adversely affects our operating results. We may also experience difficulties in enforcing our intellectual property rights in China, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. In addition, we have only limited patent protection in China, especially with respect to our Dolby Digital technologies, which may make it more difficult for us to enforce our intellectual property rights in China. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants in China to increase our ability to enforce our intellectual property and contractual rights in China without relying solely on the Chinese legal system. If we are unable to develop, maintain and strengthen these relationships, our revenue from China could be adversely affected. However, developing, maintaining and strengthening relationships in China is especially difficult because of the multiple Chinese cultures and resulting fragmented nature of the Chinese economy. As a result, we must develop, maintain and strengthen relationships at each step of the entertainment chain in many different regions of China in order to successfully enforce our intellectual property and contractual rights in China.

If we fail to develop and deliver innovative technologies in response to changes in the entertainment industry, our business could decline.

The markets for our professional products and the markets for consumer electronics products using our licensed technologies are characterized by rapid change and technological evolution. We will need to expend considerable resources on research and development in the future in order to continue to design and deliver enduring, innovative entertainment products and technologies. Despite our efforts, we may not be able to develop and effectively market new products, technologies and services that adequately or competitively address the needs of the changing marketplace. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere. Our future success depends to a great extent on our ability to develop and deliver innovative technologies that are widely adopted in response to changes in the entertainment industry and that are compatible with the technologies or products introduced by other entertainment industry participants.

If our products and technologies fail to be adopted as in industry standards, our business prospects could be limited and our operating results could be adversely affected.

The entertainment industry depends upon industry standards to ensure the compatibility of its content across a wide variety of entertainment systems and products. Accordingly, we make significant efforts to design our products and technologies to address capabilities, quality and cost considerations so that they either meet, or, more importantly, are adopted as, industry standards across the broad range of entertainment industry markets in which we participate, as well as the markets in which we hope to compete in the future, including digital cinema. To have our products and technologies adopted as industry standards, we must convince a broad spectrum of professional organizations throughout the world, as well as our major customers and licensees who are members of such organizations, to adopt them as such and to ensure that other industry standards are consistent with our products and technologies. If our technologies are not adopted or do not remain as industry standards, our business, operating results and prospects could be materially and adversely affected. We expect that meeting, maintaining and establishing industry standard technologies will continue to be critical to our business in the future. In addition, the market for broadcast technologies has traditionally been heavily based upon industry standards, often set by governments or other regulatory bodies, and we expect this to continue to be the case in the future. If our technologies are not chosen as industry standards for broadcasting in particular geographic areas, this could adversely affect our ability to compete in these markets.

It may be more difficult for us, in the future, to have our technologies adopted as individual industry standards to the extent that entertainment industry participants collaborate on the development of industry standard technologies.

Increasingly, standards-setting organizations are adopting or establishing technology standards for use in a wide-range of consumer electronics products. As a result, it is more difficult for individual companies to have their technologies adopted wholesale as an informal industry standard. We call this type of standard a “de facto” industry standard, meaning that the standard is not explicitly mandated by any industry standards-setting body but is nonetheless widely adopted. In addition, increasingly there are a large number of companies, including ones that typically compete against one another, involved in the development of new technologies for use in consumer entertainment products. As a result, these companies often license their collective intellectual property rights as a group, making it more difficult for any single company to have its technologies adopted widely as a de facto industry standard or to have its technologies adopted as an exclusive, explicit industry standard for consumer electronics products.

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

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment chain, including motion picture studios, broadcasters, video game designers, music producers and manufacturers of consumer electronics products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve, both on the professional and consumer sides of our business. For example, our products and services business is particularly dependent upon our relationships with the major motion picture studios and broadcasters, and our technology licensing business is particularly dependent upon our relationships with consumer electronics product manufacturers, software developers and integrated circuit, or IC, manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be more likely not to purchase and use our products, services and technologies, or create content incorporating our technologies, which could materially harm our business and prospects. In addition to directly providing substantially all of our revenue, these relationships are also critical to our ability to have our technologies adopted as industry standards. Moreover, if we fail to maintain our relationships, or if we are not able to develop relationships in new markets in which we intend to compete in the future, including markets for new technologies and expanding geographic markets such as China and India, our business, operating results and prospects could be materially and adversely affected. In addition, if major industry participants form strategic relationships that exclude us, whether on the professional products and production services side or the licensing side of our business, our business and prospects could be materially adversely affected.

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

Our licensing revenue is generated primarily from consumer electronics product manufacturers and software developers who license our technologies and incorporate them in their products. Under our existing arrangements, these licensees typically pay us a specified royalty for every product they ship that incorporates our technologies. We rely on our licensees to accurately report the number of units shipped that incorporate our technologies. We calculate our license fees, prepare our financial reports, projections and budgets, and direct our sales and product development efforts based on these reports we receive from our licensees. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately. This is especially true with respect to software incorporating our technologies because software can be copied relatively easily and we oftentimes do not have easy ways to determine how many copies have been made. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive and time consuming and initiating audits could harm our customer relationships. To the extent that our licensees understate or fail to report the number of products incorporating our technologies that they ship, we will not collect and recognize revenue to which we are entitled, which would adversely affect our operating results. Conversely, to the extent that our licensees overstate the number of products incorporating our technologies, or report the products under the wrong categories, negative corrections could result in reductions of royalty revenue in subsequent periods. In addition, some of our licensees may begin to more closely scrutinize their past or future licensing statements which may result in an increased receipt of negative corrective statements.

Our licensing revenue depends in large part upon semiconductor manufacturers incorporating our technologies into integrated circuits, or ICs, for sale to our electronics product licensees and if, for any reason, our technologies are not incorporated in these ICs or fewer ICs are sold that incorporate our technologies, our operating results would be adversely affected.

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

Our future success depends, in part, upon the growth of new and existing markets for surround sound technologies and our ability to develop and adapt our technologies for those markets. If such markets fail to grow or we are unable to develop successful products for them, our business prospects could be limited.

We expect that the future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new opportunities for surround sound technologies, including:

•	Digital television and radio broadcasting;

•	HDTV;

•	Personal computer technology;

•	Video game consoles and video games;

•	Home DVD recording;

•	In-car entertainment systems;

•	DVD-Audio;

•	Personal audio and video players, including Internet music applications;

•	Broadband Internet; and

•	Mobile devices.

The development of these markets depends on increased consumer demand for surround sound products, which may not occur. Any failure of such markets to develop or consumer demand to grow would have a material adverse effect on our business and prospects. For example, in an effort to offer lower cost business PCs, PC manufacturers may exclude software DVD players in their business-oriented offerings, which may result in lowered demand for our surround sound technology. In another example, only a small number of automobile manufacturers currently offer in-car entertainment systems incorporating our surround sound technologies, and most of those that do limit those systems only to certain models. Additional manufacturers may not offer surround sound entertainment systems, and, even if they do, the car models on which surround sound may be offered are likely to be, at least initially, limited to the high end of these manufacturers’ lines. Whether our revenue from digital broadcast networks and broadband Internet services increases depends upon the expansion of digital broadcast technologies and broadband Internet as a medium of entertainment, which may not occur. In addition, even when our technologies are adopted as industry standards for a particular market, such market may not be fully developed. In such case, our success depends not only on whether our technologies are adopted as industry standards for such market, but also on the development of that market, which may not occur. Demand for our technologies in any of these developing markets may not continue to grow, and a sufficiently broad base of consumers and professionals may not adopt or continue to use these technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide certain technologies and entertainment for little or no cost, such as many of the services provided in connection with broadband Internet services. Moreover, some of these markets are ones in which we have not previously participated and, because of our limited experience, we may not be able to adequately adapt our business and our technologies to the needs of customers in these fields.

If we do not identify opportunities and successfully execute our initiatives to participate in the emerging digital cinema market, our future prospects could be limited and our business could be adversely affected.

The cinema industry is in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. Industry participants are discussing various business models to facilitate adoption of digital cinema by allocating the costs among industry participants, but no arrangements have yet emerged as definitive business models that will result in significant installations of digital cinema systems. If we do not identify, and successfully execute on, the business models that result in generating revenues from our digital cinema products and services, our future prospects in this market will be limited and our business could be adversely affected. Participating in some of the models under discussion may require us to depart from our traditional model of selling our professional products pursuant to one-time contracts, and could expose us to various risks we have not faced in the past. If we are not able to appropriately manage these risks our margins for product sales and services may decline.

If the market for digital cinema does not develop, our future prospects could be limited and our business could be adversely affected.

The conversion of movie theatres from film to digital cinema will require significant expenditures, and we cannot predict how quickly digital cinema will become widely adopted, if at all. There are at present only a very limited number of movie theatres that have been converted to digital cinema and we expect that the conversion of theatres to digital cinema technologies, if it occurs, will be a long-term process due to both technological and financial obstacles. Depending on the business models that emerge, digital cinema may require a significant investment per screen by cinema operators. If the market for digital cinema fails to develop, or develops more slowly than expected, or if there is significant and sustained resistance by the motion picture industry or cinema operators to this technology or the cost of implementation, we may not realize significant returns on our investment in this area, which could adversely affect our operating results. In addition, because the conversion from film-based to digital cinema is in the early stages, it is impossible to predict accurately how the roles and allocation of costs among various industry participants may develop, if or how quickly digital cinema will be adopted and what, if any, industry standards may be adopted. In addition, it is possible that if a large number of cinema owners decide to convert their theatres to digital cinema over a relatively short period of time and our products are selected for these conversions, we may see an initial increase in professional product sales that will not likely be sustained over time.

If our products and services in the market for digital cinema are not competitive, our future prospects could be limited and our business could be adversely affected.

Even if the market for digital cinema develops, we may not be successful in selling our products, technologies and services in this market, which could have a material adverse effect on our business and prospects. Our effort with respect to digital cinema is one of the areas where we are expanding our business beyond sound technology. As a result, our relative lack of experience in this area may harm our ability to compete successfully. A number of competitors and potential competitors, including Avica, Doremi, EVS, GDC, Kodak, NEC, QuVis and Sony, are developing similar or alternative solutions for digital cinema, some of which may provide cost or technological advantages over our products, technologies and services. In addition, our products, technologies and services may not be compatible with the products and technologies developed by other companies for digital cinema. Moreover, it is possible that we will be selling components or technologies that will be incorporated into products sold by other companies, which would be a departure from our traditional business of manufacturing our own professional products and could limit our ability to control the distribution and use of our professional products. In addition, we are building components of the digital cinema delivery solution that are not solely related to sound and we do not have a long track record of providing these types of products, which may adversely affect our ability to compete in the digital cinema market. Our competitors may develop entire system solutions for digital cinema, which could make the technologies that we develop for incorporation in digital cinema systems unnecessary. In addition, we expect that our digital cinema products, technologies and services may not be priced as low as those of our competitors, which may make it more difficult for us to compete or have our products and technologies become widely adopted.

If our digital cinema initiatives do not perform to expectations, our reputation may suffer and demand for our digital cinema products and services may not develop.

As we participate in digital cinema initiatives, if we or our equipment does not perform to expectations, our relationships with cinema industry participants may be adversely affected and our reputation may suffer, affecting the demand for our digital cinema products and services. Any negative publicity or negative impact relating to problems with our digital cinema initiatives could adversely affect the perception of our brand. Additionally, our current digital cinema products need to be upgraded to meet recommendations issued by the major studios for digital cinema. If we are unable successfully to engineer our products to meet these specifications, our ability to participate in the digital cinema market will be adversely affected.

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

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors on the professional side of our business include Avica, DTS, Doremi, EVS, GDC, Kodak, Microsoft, NEC, Panastereo, QuVis, Sony and UltraStereo. Competitors on the consumer side of our business include Coding Technologies, DTS, Fraunhofer Institute for Integrated Circuits, Philips, Microsoft, RealNetworks, Sony, SRS Labs and Thomson. In addition, other companies may become competitors in the future. The quality of sound produced by some of our competitors’ technologies may be perceived by some people as equivalent or superior to that produced by ours. In addition, some of our current and/or future competitors may have significantly greater financial, technical, marketing and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, Microsoft and RealNetworks may have an advantage over us in the market for Internet technologies because of their greater experience and presence in that market. In addition, some of our current or potential competitors, such as Microsoft and RealNetworks, may be able to offer integrated system solutions in certain markets for sound or non-sound entertainment technologies, including audio, video and rights management technologies related to personal computers or the Internet, which could make competing technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing technologies at lower prices than our technologies, which could adversely affect our operating results. Further, many of the consumer electronics products that include our sound technologies also include sound technologies developed by our competitors. As a result, we must continue to invest significant resources in research and development in order to enhance our technologies and our existing products and services and introduce new high-quality products and services to meet the wide variety of such competitive pressures. Our business will suffer if we fail to do so successfully.

Some of our customers are also our current or potential competitors, and if those customers were to choose to use their competing technologies rather than ours, our business and operating results would be adversely affected.

We face competitive risks in situations where our customers are also current or potential competitors. For example, Sony is a significant licensee customer and is a significant purchaser of our professional products and production services, but Sony is also a competitor with respect to certain of our professional and consumer technologies. Sony’s acquisition of Metro-Goldwyn-Mayer, which is also a significant purchaser of our professional products and production services, is expected to increase this potential competitive risk. In addition, Universal, a purchaser of our professional products and production services, has held an interest in DTS, one of our competitors. To the extent that our customers choose to utilize competing technologies they have developed or in which they have an interest, rather than use our technologies, our business and operating results could be adversely affected.

Pricing pressures on the electronics product manufacturers who incorporate our technologies into their products could limit the licensing fees we charge for our technologies, which could adversely affect our revenues.

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

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2003, 2004 and 2005, our sales outside the United States were 60%, 59% and 61%, respectively, of our professional products and production services revenue, and royalties from licensees outside the United States were 80%, 80% and 76%, respectively, of our licensing revenue. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

•	Our ability to enforce our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as do the United States, Japan and European countries, which increases the risk of unauthorized, and uncompensated, use of our technology;

•	United States and foreign government trade restrictions, including those which may impose restrictions on importation of programming, technology or components to or from the United States;

•	Foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;

•	Foreign labor laws, regulations and restrictions;

•	Changes in diplomatic and trade relationships;

•	Difficulty in staffing and managing foreign operations;

•	Fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;

•	Political instability, natural disasters, war or events of terrorism; and

•	The strength of international economies.

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

We have 928 individual issued patents and over 1,000 pending patent applications in nearly 35 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through February 2025. Of these, 71 patents are scheduled to expire in calendar year 2006, 48 patents are scheduled to expire in calendar year 2007 and 19 patents are scheduled to expire in calendar 2008. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2008 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2020. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future.

Companies in the technology and entertainment industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have faced such claims in the past and we expect to face similar claims in the future. For example, Lucent has asserted that we infringe certain patents held by them, prompting us to file a complaint for declaratory judgment of non-infringement and/or invalidity of such Lucent patents. These patents generally involve a process and means for encoding and decoding audio signals. Lucent contended that products incorporating our AC-3 technology infringe those patents. The U.S. District Court of Northern District of California recently granted our motions for summary judgment that we have not infringed the Lucent patents at issue and have not contributed to or induced infringement by others. In light of the court’s finding of non-infringement, it dismissed our claims that the Lucent patents are invalid. Lucent appealed the court’s ruling granting summary judgment of non-infringement to the United States Federal Circuit Court of Appeals. An adverse ruling for us on appeal and a subsequent determination against us in the Lucent litigation could materially impact our technology licensing business, which may seriously harm our financial condition and results of operations.

Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. In the past we have settled claims relating to infringement allegations and agreed to make payments in connection with such settlements. We expect that similar claims will be asserted against us in the future in the ordinary course of our business. For example, we very recently received notice that an action had been filed against us alleging that our Dolby Virtual Speaker technology infringes certain U.S. patents held by Cooper Bauck Corp. An adverse determination in any intellectual property claim could require that we pay damages or stop using technologies found to be in violation of a third party’s rights and could prevent us from offering our products and services to others. In order to avoid these restrictions, we may have to seek a license for the technology. This license may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our operating expenses. The technologies also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense. If we cannot license or develop technologies for any infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. In addition, at times in the past, we have chosen to defend our licensees from third-party intellectual property infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future. Any of these results could harm our brand, our operating results and our financial condition. In addition, from time to time we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. Recently, Intervideo, one of our significant licensing customers, with whom we recently renewed a licensing agreement, has threatened to initiate litigation against us regarding our licensing royalty rate practices, including potential antitrust claims. Damages and requests for injunctive relief asserted in a claim like this could be material, and could have a significant impact on our business. Any disputes with our customers or potential customers or other third parties could adversely affect our business, results of operations and prospects.

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

Licensing some of our technologies in “patent pools” is a different business model for us, and we may face many challenges in conducting this business.

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

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual revenue and operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our business and prospects. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenue include:

•	Fluctuations in demand for our products and for the consumer electronics products of our licensees;

•	Fluctuations in the timing of royalty reports we receive from our licensees, including late, sporadic or inaccurate reports;

•	Sporadic payments we may be able to recover from companies utilizing our technologies without licenses;

•	Corrections to licensees’ reports received in periods subsequent to those in which the original revenue was reported;

•	Introduction or enhancement of products, services and technologies by us, our licensees and our competitors, and market acceptance of these new or enhanced products, services and technologies;

•	Rapid, wholesale changes in technology in the entertainment industries in which we compete;

•	Events and conditions in the motion picture industry, including box office receipts that affect the number of theatres constructed and the number of movies produced and exhibited the popularity of motion pictures generally and strikes by motion picture industry participants;

•	The financial resources of cinema operators available to buy our products or to equip their theatres to accommodate upgraded or new technologies;

•	Consolidation by participants in the markets in which we compete, which could result among other things in pricing pressure;

•	The amount and timing of our operating costs and capital expenditures, including those related to the expansion of our business, operations and infrastructure;

•	Variations in the time-to-market of our technologies in the entertainment industries in which we operate;

•	Seasonal electronics product shipment patterns by our consumer electronics product licensees and seasonal product purchasing patterns by customers of our professional products;

•	The impact of, and our ability to react to, interruptions in the entertainment distribution chain, including as a result of work stoppages at our facilities, our customers’ facilities and other points throughout the entertainment distribution chain;

•	Changes in business cycles that affect the markets in which we sell our products and services or the markets for consumer electronics products incorporating our technologies;

•	Adverse outcomes of litigation or governmental proceedings, including any foreign, federal, state or local tax assessments or audits; and

•	Costs of litigation and intellectual property protection.

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

Our professional products are highly complex, and production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time in a cost effective manner, which could harm our competitive position. If production is interrupted at one of our two manufacturing facilities, we may not be able to shift production to the other facility on a timely basis, and customers may purchase products from our competitors. A shortage of manufacturing capacity for our professional products could adversely affect our operating results and damage our customer relationships. We generally cannot quickly adapt our manufacturing capacity to rapidly changing market conditions. Likewise, we may be unable to respond to fluctuations in customer demand. At times we under utilize our manufacturing facilities as a result of reduced demand for some of our professional products. Any inability to respond to fluctuations in customer demand for our professional products may adversely affect our gross margins.

Our professional products, from time to time, experience quality problems that can result in decreased sales and higher operating expenses.

Our professional products are complex and sometimes contain undetected software or hardware errors, particularly when first introduced or when new versions are released. In addition, our professional products are sometimes combined with or incorporated into products from other vendors, sometimes making it difficult to identify the source of a problem. These errors could result in a loss of or delay in market acceptance of our professional products or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. In addition, if our professional products contain errors we could be required to replace or reengineer them, which would increase our costs. Moreover, if any such errors cause unintended consequences, we could face claims for product liability. Although we generally attempt to contractually limit liability for defective products to the cost of repairing or replacing these products, if these contract provisions are not enforced, or are unenforceable for any reason, or if liabilities arise that are not effectively limited, we could incur substantial costs in defending and settling product liability claims.

A loss of one or more of our key customers or licensees in any of our markets could adversely affect our operating results.

From time to time, one or a small number of our customers or licensees may represent a significant percentage of our professional products and services or licensing revenue. Although we have agreements with many of these customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, whether due to strategic redirections or adverse changes in their businesses or for other reasons, could have a significant effect on our operating results.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business, operating results and financial condition.

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management, disposal and labeling of hazardous substances and wastes and the cleanup of contaminated sites. We could incur costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. The ultimate costs under environmental laws and the timing of these costs are difficult to predict. We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances that will apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the “RoHS Directive”) and similar legislation proposed for China. We are redesigning our products regulated under the RoHS Directive in order to be able to continue to offer them for sale within the European Union. For some products, substituting certain components containing regulated hazardous substances will be more difficult or costly, and the additional redesign efforts could result in production delays. Certain electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the RoHS Directive, which could negatively impact our ability to generate revenue from those products. We could also face significant costs and liabilities in connection with product take-back legislation. The European Union Directive 2002/96/EC on Waste Electrical and Electronic Equipment Directive (also known as the “WEEE Directive”) requires producers of certain electrical and electronic equipment, including broadcast equipment, to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. As of December 2005, not all member states within the EU have enacted enabling legislation under the WEEE Directive, and in the absence of such legislation, it is difficult to determine the costs to comply with the WEEE Directive. Similar legislation may be enacted in other countries, such as China, and the United States, the cumulative impact of which could significantly increase our operating costs and adversely affect our operating results. We also expect that our operations, whether manufacturing or licensing, will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business.

Any inability to protect our intellectual property rights could reduce the value of our products, services and brand.

Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. We derived 73%, 73% and 75% of our total revenue from licensing revenue in the fiscal years 2003, 2004 and 2005, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in certain developing countries or where the initiation of a claim might harm our business relationships. For example, we have many times experienced, and expect to continue to experience, problems with Chinese consumer electronics product manufacturers incorporating our technologies into their products without our authorization. The industry has experienced a movement by discount retailers towards lower-end Chinese-made DVD players which we believe poses challenges in royalty collection and intellectual property enforcement in China. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs both inside and outside China, which could adversely affect our financial condition and results of operations. We generally seek patent protection for our innovations. It is possible, however, that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Moreover, we have limited or no patent protection in certain foreign jurisdictions. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies, and in India we have no issued patents. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may later be found to be invalid or unenforceable. Moreover, we seek to maintain certain intellectual property as trade secrets. These trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from them.

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

During fiscal 2005, more than 50% of the value of our stock was held by Ray Dolby and stockholders considered affiliated with him pursuant to the stock ownership attribution rules applicable to personal holding companies. We expect this will continue to be the case in the foreseeable future. In addition, a significant portion of our income is from licensing fees, which may constitute personal holding company income. Currently, however, less than 60% of Dolby Laboratories’ adjusted ordinary gross income is personal holding company income. Given our current sources of revenue, we believe that neither we nor any of our subsidiaries is currently liable for personal holding company tax. Moreover, we do not believe that we or any of our subsidiaries have previously been liable for personal holding company tax.

However, the Internal Revenue Service may assert that we or one of our subsidiaries are currently, or previously have been, liable for personal holding company tax, plus interest and penalties, if applicable. In addition, we or our subsidiaries may be liable for personal holding company tax in the future. The treatment of certain items of our income and the income of our subsidiaries, for purposes of the personal holding company tax, may be subject to challenge. In the event that we or any of our subsidiaries is determined to be a personal holding company, or for prior taxable years, to have been a personal holding company, we or our subsidiary could be liable for additional taxes, and possibly interest and penalties, based on the undistributed income and the tax rate in effect at that time, but only if we or our subsidiary, as the case may be, decides not to fully abate the tax by the payment of a dividend, although such a dividend will not eliminate interest and penalties. In addition, we believe that there exists a meaningful risk that in the relatively near future the mix of our revenue will change so that more of our adjusted ordinary gross income may be classified as personal holding company income. In such event, it is possible that we or one of our subsidiaries could become liable for the personal holding company tax, assuming the ownership test continues to be met. In that case, we or our subsidiary, as the case may be, may be required to pay additional tax in the event we or the subsidiary decides not to fully abate the tax by the payment of a dividend. Because no claim or assessment has been made against us with respect to personal holding company taxes, we are unable to quantify the amount of any additional taxes, and possibly interest and penalties, for which we may be liable in the future for past periods or the amount of the dividend that we may pay to abate the tax. Furthermore, we are unable to quantify the amount of personal holding company tax that we may be liable for or the dividend that we may elect to pay for future periods as such amounts, if any, would be based upon the application of the rules discussed above to the results of our future operations. We have explored options to reduce our exposure and the exposure of our subsidiaries to the personal holding company tax in the future, as well as continue to actively monitor our current exposure.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In this regard, we currently plan to hire a number of employees throughout fiscal 2006 in response to our growth and our current initiatives and if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to implement our current initiatives or grow effectively. In this regard, we have in the past maintained a rigorous, highly selective and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. However, our highly selective hiring process has made it more difficult for us to hire a sufficient number of qualified employees, and, as we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. In addition, we are aware that certain of our competitors have directly targeted our employees. Moreover, the high cost of living in the San Francisco Bay Area, where our corporate headquarters and a significant portion of our operations are located, has been an impediment in attracting new employees and retaining existing employees in the past, and we expect that this high cost of living will continue to impair our ability to attract and retain employees in the future. Furthermore, for much of our history we have relied upon cash compensation arrangements, such as cash bonuses, rather than option grants, to motivate our employees. In recent years, we have granted options to key employees. Nonetheless, there is no assurance that either of these approaches will provide adequate incentives to attract, retain and motivate employees in the future. If we do not succeed in attracting excellent personnel and retaining and motivating existing personnel, our existing operations may suffer and we may be unable to grow effectively.

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

As a public company we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and the NYSE. In addition, our management team will have to adapt to the requirements of being a public company, as most of our senior executive officers do not have significant experience in the public company environment. The expenses incurred by public companies generally for reporting and corporate governance purposes have increased. These rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly, although we are unable to currently estimate these costs with any degree of certainty. We do believe, however, that we will be able to fund these costs out of our available working capital. It is possible that these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our investors’ views of us.

We have a complex business organization that is international in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Both we and our independent auditors will periodically test our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

Issues arising from the implementation of our new enterprise resource planning system could affect our operating results and ability to manage our business effectively.

We are currently implementing a PeopleSoft enterprise resource planning, or ERP, system over an anticipated three-year period ending in 2007 that is critical to our accounting, financial, operating and manufacturing functions. Implementing a new ERP system raises costs and risks inherent in the conversion to a new computer system, including disruption to our normal accounting procedures, potential delays and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s attention and resources and could materially adversely affect our operating results and ability to manage our business effectively. In addition, we do not know whether or not the acquisition of PeopleSoft by Oracle will affect the implementation and future use of our ERP system. To the extent that this acquisition delays, complicates or prevents the full implementation, future use or service of our ERP system, our operating results and financial condition could be adversely affected.

For the foreseeable future, Ray Dolby or his affiliates will be able to control the selection of all members of our board of directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.

At September 30, 2005 Ray Dolby and persons and entities affiliated with Ray Dolby owned approximately 65% of our Class A and Class B common stock, representing 92% of the combined voting power of our outstanding Class A and Class B common stock. Under our charter, holders of shares of Class B common stock may generally transfer such shares to family members, including spouses and descendents or the spouses or domestic partners of such descendents, without having the shares automatically convert into shares of Class A common stock. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendents will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. There is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates continue to hold shares of Class B common stock representing approximately 11% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, in the public market, the trading price of our Class A common stock could decline. As of September 30, 2005, we had outstanding a total of 103,908,700 shares of Class A and Class B common stock. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders.

As of September 30, 2005, our directors and executive officers held 69,048,535 shares of Class B common stock and vested options to purchase 986,627 shares of Class B common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

Our principal executive offices, which we lease from Ray Dolby, are located at 100 Potrero Avenue, San Francisco, California, occupying approximately 78,000 square feet of space. The lease for these offices expires on December 31, 2005, and we currently negotiating a new lease for a seven year term with two five year options to extend.

Ray and Dagmar Dolby, the Ray Dolby Trust or the Dolby Family Trust owns a majority financial interest in real estate entities that own and lease to us certain of our other facilities in California and the United Kingdom. We own the remaining financial interests in these real estate entities. We lease from these real estate entities approximately 140,000 square feet of space at 999 Brannan Street, San Francisco, California for our principal administrative offices, approximately 45,000 square feet of space in Brisbane, California for manufacturing facilities, approximately 75,000 square feet of space in Wootton Bassett, England for manufacturing, sales, services and administrative facilities and approximately 19,000 square feet of space in Burbank, California for research and development, sales, services and administrative facilities. The leases for these facilities expire at various times through 2015.

We also lease additional research and development, sales and administrative facilities from third parties in California, New York, Virginia and Pennsylvania, and internationally, in Beijing, London, Hong Kong, Shanghai, Sydney and Tokyo. The leases for these facilities expire at various times through 2017.

Our properties in Brisbane and Wootton Bassett are used by our products and production services segments and the balance of the properties described above are used by both our products and production services and our technology licensing segments.

We believe that our current facilities are adequate to meet our needs for the near future, and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

ITEM 3. LEGAL PROCEEDINGS

In May 2001, we filed a lawsuit against Lucent Technologies, Inc. and Lucent Technologies Guardian I, LLC together “Lucent,” contending that Lucent was wrongly asserting that our licensees using Dolby AC-3 audio compression technology required licenses to the patents at issue and seeking a declaration that the patents at issue are not infringed and/or are invalid. Lucent filed a counterclaim alleging that we have infringed the patents at issue. These patents generally involve a process and means for digitally encoding and decoding audio signals. On April 22, 2005, the U.S. District Court for the Northern District of California granted our motions for summary judgment, finding that we have not infringed, induced others to infringe, or contributed to the infringement of the patents at issue. In granting summary judgment of non-infringement, the court found that Lucent had not presented evidence from which a reasonable fact-finder could find that Dolby AC-3 technology infringes the patents at issue. In light of the Court’s finding of non-infringement, it dismissed our claims that the Lucent patents are invalid. Lucent has appealed the court’s April 22, 2005, ruling granting summary judgment of non-infringement to the United States Federal Circuit Court of Appeals.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Class A common stock has traded on the New York Stock Exchange, or the NYSE, under the symbol “DLB” since February 17, 2005. Prior to that time, there was no public market for our Class A common stock. The following table sets forth the range of high and low sales prices at the closing on the NYSE of the Class A common stock for the periods indicated, as reported by the NYSE. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Fiscal 2005	High	Low
Second Quarter	$24.57	$22.40
Third Quarter	23.81	18.71
Fourth Quarter	23.78	15.47

Our Class B common stock is neither listed nor publicly traded.

As of December 13, 2005, there were approximately 12,800 holders of record of our Class A common stock and 141 holders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. However, if we are deemed to be a personal holding company for tax purposes, we may elect to pay a dividend to our stockholders in an amount equal to all or a significant part of our undistributed personal holding company income (which could be significant), rather than paying personal holding company tax on such undistributed personal holding company income, if any. See both “Risk Factors—It is possible that we may be treated as a personal holding company, which could adversely affect our operating results and financial condition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Personal Holding Company Tax Matters.”

Sale of Unregistered Securities

In the quarter ended September 30, 2005, we issued an aggregate of 351,452 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan and from October 1, 2005 through December 13, 2005, we issued an aggregate of 643,651 shares of our Class B common stock to certain employees, directors and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of $0.5 million as a result of the exercise of these options in the quarter ended September 30, 2005 and $1.1 million as a result of the exercise of these options from October 1, 2005 through December 13, 2005. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. Options to purchase an aggregate of 9,862,984 shares of our Class B common stock and 1,522,845 shares of our Class A common stock remain outstanding as of December 13, 2005. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

On December 13, 2005, 34,175,120 shares of our Class A common stock and 70,478,187 shares of our Class B common stock were issued and outstanding.

Use of Proceeds from Public Offering

The Securities and Exchange Commission declared our registration statement, filed on Form S-1 (File No. 333-120614) under the Securities Act of 1933 in connection with the initial public offering of our Class A common stock, $0.001 par value, effective on February 16, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the accompanying notes included elsewhere in this filing. The consolidated statements of operations data for the fiscal years ended September 26, 2003, September 24, 2004 and September 30, 2005 and the balance sheet data as of September 24, 2004 and September 30, 2005 were derived from our audited consolidated financial statements that are included elsewhere in this filing. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods. All fiscal years presented consisted of 52 weeks with the exception of fiscal 2005 which consisted of 53 weeks.

	Fiscal Year Ended
	September 28, 2001	September 27, 2002	September 26, 2003	September 24, 2004	September 30, 2005
	(unaudited)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Licensing	$73,277	$106,640	$157,922	$211,395	$246,298
Product sales	39,300	41,377	44,403	57,981	60,021
Production services	12,076	13,851	15,147	19,665	21,648

Total revenue	124,653	161,868	217,472	289,041	327,967
Cost of revenue:
Cost of licensing	19,644	25,063	40,001	53,838	40,558
Cost of product sales (1)	25,754	26,694	26,684	30,043	31,181
Cost of production services (1)	5,044	5,960	6,958	7,624	8,479

Total cost of revenue	50,442	57,717	73,643	91,505	80,218
Gross margin	74,211	104,151	143,829	197,536	247,749
Operating expenses:
Selling, general and administrative (1)	48,244	64,269	76,590	106,456	135,155
Research and development (1)	16,106	15,128	18,262	23,479	30,532
Settlements	—	24,205	—	(2,000)	(2,000)
In-process research and development	—	—	1,310	1,738	—

Total operating expenses	64,350	103,602	96,162	129,673	163,687

Operating income	9,861	549	47,667	67,863	84,062
Other income (expenses), net	(3,369)	(747)	(57)	229	7,156

Income (loss) before provision for income taxes and controlling interest	6,492	(198)	47,610	68,092	91,218
Provision for income taxes	1,230	11	16,079	27,321	37,330

Income (loss) before controlling interest	5,262	(209)	31,531	40,771	53,888
Controlling interest in net (income) loss, net of tax	389	104	(562)	(929)	(1,595)

Net income (loss)	$5,651	$(105)	$30,969	$39,842	$52,293

Basic net income (loss) per share	$0.07	$0.00	$0.36	$0.47	$0.54
Diluted net income (loss) per share	$0.07	$0.00	$0.36	$0.43	$0.50
Shares used in the calculation of basic net income (loss) per share	85,000	85,008	85,009	85,556	96,969
Shares used in the calculation of diluted net income (loss) per share	85,000	85,008	86,084	92,783	104,220

(1)	Stock-based compensation was recorded in fiscal 2004 and fiscal 2005 and was classified as follows:

Cost of product sales	$104	$222
Cost of production services	36	103
Selling, general and administrative	5,843	11,709
Research and development	810	2,150

Total stock-based compensation	$6,793	$14,184

	Fiscal Year Ended
	September 28, 2001	September 27, 2002	September 26, 2003	September 24, 2004	September 30, 2005
	(unaudited)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,602	$37,394	$61,922	$78,711	$372,403
Working capital	23,484	35,854	54,213	80,281	381,394
Total assets	125,635	157,313	202,707	261,866	586,277
Total debt	19,510	16,775	15,598	14,870	13,470
Total stockholders’ equity	60,645	61,742	93,775	143,327	461,139

PRO FORMA UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS DATA

Pro Forma Presentation

Throughout our history, Ray Dolby had retained ownership of the intellectual property rights he had created relating to our business. We had licensed these intellectual property rights from him and paid him royalties in return. On February 16, 2005, Ray Dolby contributed to us all intellectual property rights he held related to our business. Upon completion of this asset contribution, all of our licensing arrangements with, and royalty obligations to, Ray Dolby terminated.

The selected pro forma unaudited consolidated statements of operations data set forth below give effect to the asset contribution made by Ray Dolby, as though such transactions had been completed prior to the beginning of fiscal 2003. We believe the pro forma results to be meaningful as they enable comparison of the effect of pre and post-asset contribution on our operating results. The pro forma results presented below are not necessarily indicative of financial results to be achieved in future periods.

The results of giving effect to the asset contribution as though that transaction had occurred prior to the beginning of fiscal 2003 are adjustments to our consolidated results of operations to reverse the effects of $27.6 million, $36.9 million and $18.7 million in royalties payable to Ray Dolby that we recorded in fiscal 2003, 2004 and 2005, respectively. There was no material change to our balance sheet as a result of the asset contribution. Because there is no historical accounting cost basis for the assets contributed, we recorded the transaction at $0.8 million, representing acquisition costs, including legal, tax and other professional fees we incurred as a result of the asset contribution.

The following table shows a reconciliation of the pro forma effects of the transactions described above on the respective line items of our consolidated statements of operations:

	Fiscal Year Ended
	September 26, 2003	September 24, 2004	September 30, 2005
	(unaudited)
	(in thousands)
Net income	$30,969	$39,842	$52,293
Adjustments to pro forma net income by line item:
Cost of licensing	25,126	33,768	17,424
Cost of product sales	2,494	3,089	1,286
Provision for income taxes	(10,635)	(13,355)	(7,587)

Pro forma net income	$47,954	$63,344	$63,416

The selected pro forma unaudited consolidated statements of operations data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this filing.

	Pro forma Fiscal Year Ended
	September 26, 2003	September 24, 2004	September 30, 2005
	(unaudited)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Licensing	$157,922	$211,395	$246,298
Product sales	44,403	57,981	60,021
Production services	15,147	19,665	21,648

Total revenue	217,472	289,041	327,967
Cost of revenue:
Cost of licensing	14,875	20,070	23,134
Cost of product sales (1)	24,190	26,954	29,895
Cost of production services (1)	6,958	7,624	8,479

Total cost of revenue	46,023	54,648	61,508
Gross margin	171,449	234,393	266,459
Operating expenses:
Selling, general and administrative (1)	76,590	106,456	135,155
Research and development (1)	18,262	23,479	30,532
Settlements	—	(2,000)	(2,000)
In-process research and development	1,310	1,738	—

Total operating expenses	96,162	129,673	163,687

Operating income	75,287	104,720	102,772
Other income (expenses), net	(57)	229	7,156

Income before provision for income taxes and controlling interest	75,230	104,949	109,928
Provision for income taxes	26,714	40,676	44,917

Income before controlling interest	48,516	64,273	65,011
Controlling interest in net income, net of tax	(562)	(929)	(1,595)

Net income	$47,954	$63,344	$63,416

Basic net income per share	$0.56	$0.74	$0.65
Diluted net income per share	$0.56	$0.68	$0.61
Shares used in the calculation of basic net income per share	85,009	85,556	96,969
Shares used in the calculation of diluted net income per share	86,084	92,783	104,220
(1) Stock-based compensation was recorded in fiscal 2004 and fiscal 2005 and was classified as follows:
Cost of product sales		$104	$222
Cost of production services		36	103
Selling, general and administrative		5,843	11,709
Research and development		810	2,150

Total stock-based compensation		$6,793	$14,184

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to: statements regarding future revenues from the sale of consumer electronics products incorporating our products and/or services domestically and overseas; expected percentage of our licensing revenue to be received from overseas manufacturers; demand for and profitability of our professional products and production services; our critical accounting policies, including those regarding revenue recognition, goodwill, accounting for income taxes, personal holding company matters and stock-based compensation; statements regarding expected gross margin on product sales and production services; statements regarding operating income and expenses and foreign exchange gains and losses; and statements regarding the sufficiency of our cash reserves for the next twelve months. Actual results may differ materially from those discussed in these forward looking statements due to the important factors set forth in the section entitled “Risk Factors” of Item 1A in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results.

Overview

Dolby Laboratories develops and delivers innovative products and technologies that make the entertainment experience more realistic and immersive in theatres, homes, cars and elsewhere. Ray Dolby founded Dolby Laboratories in 1965 to develop noise reduction technologies. Today, we deliver a broad range of sound technologies for use in both professional and consumer applications. In addition, in recent years we have expanded our focus to include other technologies that facilitate the delivery of digital entertainment.

We conduct our business in two segments: our products and production services segment and our technology licensing segment.

In our products and production services segment, we sell professional products and related production services to filmmakers, broadcasters, music producers, video game designers, cinema operators and DVD producers. These products are used in sound recording, distribution and playback to improve sound quality, provide surround sound and increase the efficiency of sound storage and distribution. The majority of our professional product revenue is derived from sales of cinema processors, which theatres use to decode digital and analog film soundtracks that have been encoded using Dolby SR or Dolby Digital technologies. Production services revenue is primarily generated by service agreements with motion picture production companies who utilize our equipment and services. Our sound engineers work alongside filmmakers, television broadcasters, music producers and video game designers to help them use our products to create and reproduce the sound they envision. Our sound engineers also provide training, system design expertise and on-site technical expertise on an hourly basis to cinema operators to help them configure their theatres and sound equipment to ensure that movie soundtracks are replayed with consistent high sound quality. In our digital cinema content preparation service unit we act as a technical agent for our clients, following the content from start to the finish, providing the compression mastering and distribution media preparation, distribution and verification services.

In our technology licensing segment, we work with manufacturers of integrated circuits, or ICs, to help them incorporate our technologies into their ICs. These manufacturers then sell ICs to product manufacturers that license our technologies for incorporation in products such as DVD players, DVD recorders, audio/video receivers, television sets, set-top boxes, video game consoles, portable audio and video players, personal computers and in-car entertainment systems. We also license our technologies to software developers who implement our technologies for use in personal computer software DVD players. Our licensing arrangements typically entitle us to receive a specified royalty for every product shipped by product manufacturer and software developer licensees that incorporates our technologies. We do not receive royalties from IC manufacturers.

We are a global organization. We sell our professional products and production services in over 50 countries. In fiscal 2003, 2004 and 2005, revenue from sales outside the United States represented 60%, 59% and 61% of our professional products sales and production services revenue, respectively. We have licensed our technologies to manufacturers in nearly 30 countries, including countries in North America, Europe and Asia. In fiscal 2003, 2004 and 2005, revenue from licensees outside the United States represented 80%, 80% and 76% of our licensing revenue, respectively. Our licensees distribute products incorporating our technologies throughout the world. Nearly all of our revenue is derived from transactions denominated in United States dollars.

Management Discussion Regarding Opportunities, Challenges and Risks

Our Technology Licensing Segment

We use the following terms to help distinguish among different components of our technology licensing segment:

•	Automotive market – primarily comprised of in-car entertainment products.

•	Broadcast market – primarily comprised of digital televisions and set-top boxes.

•	Consumer electronics market – primarily comprised of DVD players, DVD recorders, audio/video receivers and home-theatre-in-a-box.

•	Gaming market – primarily comprised of video game consoles.

•	Licensing services – revenue from patent pool administration performed by our subsidiary Via Licensing.

•	Personal computer market – primarily comprised of software DVD players.

Revenue from our technology licensing segment constitutes the majority of our total revenue, representing 73%, 73% and 75% of total revenue in fiscal 2003, 2004 and 2005, respectively. Our licensing revenue has grown at a compound annual growth rate of 25% from $157.9 million in fiscal 2003 to $246.3 million in fiscal 2005, principally as a result of the increase in sales of DVD players and in-home theatre systems that incorporate our surround sound technologies. Although revenues have grown in absolute dollars, the year-over-year percentage growth rates are declining. Specifically, licensing revenue grew 48%, 34% and 17% in fiscal years 2003, 2004 and 2005, respectively. Traditionally, the consumer electronics market has been our largest market representing over 50% of our licensing revenue and has been driven primarily by revenues attributable to DVD player sales. We anticipate that revenues from this market may remain flat or decline in fiscal 2006. Deceleration of growth is due to a slowdown in the growth of traditional consumer DVD players sales reported by licensees. Also, the industry has experienced a movement by discount retailers towards lower-end Chinese-made DVD players which we believe poses challenges in royalty collection and intellectual property enforcement in China. Additionally, some manufacturers are reducing the complexity of their low-end DVD players thereby decreasing the number of processors on which we earn licensing revenue.

There continues to be a number of growth opportunities in the consumer electronics market, such as next generation DVD players and recordable DVD players. In anticipation of the introduction of the next generation DVD players, we have worked with developers to ensure that our technologies will be included as a standard audio format. Our Dolby Digital, Dolby Digital Plus and MLP Lossless technologies have been selected as a mandatory standard audio format in the High-Definition Digital Versatile Disc (HD-DVD) format. Dolby Digital has been selected as a mandatory standard audio format and Dolby Digital Plus and MLP Lossless have been selected as optional audio standards in the Blu-ray format. However, the market introduction of next generation DVD players has been delayed due in part to the competing HD-DVD and Blu-ray formats. Consequently, we are uncertain when we may begin generating royalties from incorporation of our technology in next generation DVD players. Currently, adoption of recordable DVD players has been slower than anticipated.

We are continuing to diversify our sources of licensing revenue by actively promoting the incorporation of our technologies for use in new and growing markets such as personal computers, broadcast, gaming and automotive. The personal computing market, which represents over 25% of our licensing revenue, has been primarily driven by demand for software DVD players. Revenues generated from broadcast, gaming and automotive markets have been driven by demand for Dolby Digital in set-top boxes, televisions, video game consoles and in-car entertainment systems. Although these markets have been growing, there is a risk that future growth may not fully offset a potential decline in the growth of revenues generated from our consumer electronics market. For example, in an effort to offer lower cost business PCs, PC manufacturers may exclude software DVD players in their business-oriented offerings, which may result in lower than anticipated revenues.

We expect that sales of products incorporating our technologies in China and India will increase in the future, as consumers in these geographical markets have more disposable income and consequently increase purchases of entertainment products with surround sound capabilities for use in homes, cars and elsewhere, although there can be no assurance that this will occur. We expect that the percentage of our licensing revenue from Chinese manufacturers will increase in fiscal 2006 as a result of the increasing percentage of products being produced in China due to a lower manufacturing cost structure as compared to other industrial countries. Associated with opportunities of doing business in China are unique risks that have and will continue to affect our operating results, such as manufacturers failing to report or underreporting product shipments.

Our Products and Production Services Segment

Revenue from our products and production services segment represented 27%, 27% and 25% of total revenue in fiscal 2003, 2004 and 2005, respectively. We remain committed to developing technologies for use by professionals in the entertainment industry. We believe that filmmakers, broadcasters, music producers and video game designers will continue to push for technology solutions to help create, distribute and play back rich, high quality sounds and images. As a result, we believe that major advances in sound, imaging and other technologies for the recording, delivery and playback of entertainment will likely first be introduced in products designed for use by professionals.

Sales of our professional products and production services tend to fluctuate based on the underlying trends in the motion picture industry. In part, this is because our products have been so widely adopted in this industry. When box office receipts for the motion picture industry increase, we have typically seen sales of our professional products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced cinema products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to upgrade their systems or build new theatres. Our professional product sales are also subject to fluctuations based on events and conditions in the cinema industry that may or may not be tied to box office receipts in particular periods. In fiscal 2005, decreased box office receipts and changes within the cinema industry, including recent restructuring and consolidations by U.S. cinemas, appear to have delayed purchasing decisions by cinema owners. To a lesser extent, the sale of our professional products is influenced by the launch of new digital services by broadcasters. Our production services revenue, both in the United States and internationally, is also tied to the strength of the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work-stoppages within the motion picture industry as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

We are also committed to helping the motion picture industry develop system solutions for digital cinema; this is a major initiative in our products and production services segment. Digital cinema offers the motion picture industry possible means to achieve substantial cost savings in printing and distributing movies, to combat piracy, and to enable movies to be played repeatedly without degradation in image quality. It also provides additional revenue opportunities for cinema operators, as concerts and sporting events already in digital format could be broadcast live via satellite to digitally equipped theatres. The cinema industry is in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. As this market evolves, we are continuing to investigate other opportunities, in addition to our traditional model of selling our products directly to our customers. Industry participants are discussing various business models to facilitate adoption of digital cinema by allocating the costs among industry participants, but no arrangements have yet emerged as definitive business models that will result in significant installations of digital cinema systems. These opportunities have inherent risks. Digital cinema may require a significant investment per screen by cinema operators. If the market for digital cinema develops more slowly than we anticipate, or if our technologies, products and services for this market are not widely adopted, our significant investment in developing digital cinema technology may not yield the returns we anticipate. In addition, a number of competitors and potential competitors are developing similar or alternative solutions for digital cinema, some of which may provide cost or technological advantages over our products, technologies and services.

In an effort to encourage the motion picture industry to increase the pace of conversion to digital cinema, in the third quarter of fiscal 2005, we entered into a collaboration agreement with Walt Disney Studios to deploy digital cinema systems in selected theatres throughout the U.S. in connection with the theatrical release of Chicken Little in the first quarter of our fiscal 2006. We funded the majority of the equipment and installation costs related to this deployment, resulting in a total expense of $1.4 million to cost of product sales and cost of production services in the fourth quarter of fiscal 2005. We expect to incur an expense of approximately $7.0 million in the first quarter of fiscal 2006 associated with the collaboration agreement. While the primary reason for this investment was to establish us as a leader in digital cinema, we also expect to receive a fee each time a digital print is delivered, which we refer to as a virtual-print-fee, from participating studios that deliver digital prints for exhibition on the systems installed in this deployment.

In recent years, our products and production services segment has grown more slowly than our technology licensing segment. From fiscal 2003 to fiscal 2005, our annual revenue from professional product sales and production services grew at a compound annual growth rate of 17%, compared to a compound annual growth rate of 25% for our licensing revenue over that period. In addition, the profit margin for our products and production services segment has been lower than our technology licensing segment and is expected to remain so. Our gross margin for our products and production services segment was 44%, 51% and 51% in fiscal 2003, 2004 and 2005, respectively, compared to a gross margin of 75%, 75% and 84% for our technology licensing segment in those periods. The deployment of digital cinema equipment associated with the Walt Disney Studios collaboration discussed above had a negative impact on our product gross margin in the fourth quarter of 2005 and will negatively impact the first quarter of 2006. On a pro forma basis, our gross margin for our products and production services segment was 48%, 55% and 53% in fiscal 2003, 2004 and 2005, respectively, compared to a gross margin of 91% for our technology licensing segment in all three periods. Refer to “Item 6. Selected Financial Data” for more information on our pro forma results of operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this Form 10-K. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

The following are our critical accounting policies because we believe they are both important to the portrayal of our financial condition and results of operations and require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation for future periods could be materially affected. See “Risk Factors” for certain matters bearing risks on our future results of operations.

Revenue Recognition

We evaluate revenue recognition for transactions to sell products and services and to license technology, trademarks and know-how using the criteria set forth by the SEC in Staff Accounting Bulletin 104, “Revenue Recognition” (SAB 104). SAB 104 states that revenue is recognized when each of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Licensing.    Our licensing revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights, including patents, trademarks and know-how. Royalties are recorded at their gross amounts and are recognized when all revenue recognition criteria have been met. We make judgments as to whether collectibility can be reasonably assured based on the licensee’s recent payment history or the existence of a standby letter-of-credit between the licensee’s financial institution and our financial institution. In the absence of a favorable collection history or a letter-of-credit, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met.

Product Sales and Production Services.    Our revenue from the sale of products is recognized when the risk of ownership has transferred to our customer as provided under the terms of the governing purchase agreement, typically the invoice we deliver to the customer, and all the other revenue recognition criteria have been met. Generally, these purchase agreements provide that the risk of ownership is transferred to the customer when the product is shipped. Production services revenue is recognized as the services related to a given project are performed and all the other revenue recognition criteria have been met.

Allowance for Doubtful Accounts

We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for doubtful accounts based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated statements of operations and our financial condition. Our allowance for doubtful accounts totaled $2.0 million at September 30, 2005. An incremental change of 1% in our allowance for doubtful accounts as a percentage of trade accounts receivables would have a $0.1 million increase or decrease in our operating results.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). SFAS 142, among other things, established new standards for goodwill acquired in a business combination, eliminated the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. This value is determined by using a discounted cash-flow model which considers a number of factors, including estimated future cash-flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimation of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. Our fiscal 2005 impairment test of goodwill, which was performed in the third fiscal quarter, resulted in no impairment charge. Fluctuations in our fair value, which may result from changes in economic conditions, our results of operations and other factors, relative to the carrying value, could result in impairment charges in future periods.

Accounting for Income Taxes

In preparing our consolidated financial statements, we are required to make estimates and judgments that affect our accounting for income taxes. This process includes estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, including differences in the timing of recognition of stock-based compensation expense, result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we have established a valuation allowance.

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance against our deferred tax assets. Our financial position and results of operations may be materially impacted if actual results significantly differ from these estimates or the estimates are adjusted in future periods.

Personal Holding Company Tax Matters.    For United States federal income tax purposes, a corporation is generally considered to be a “personal holding company” under the United States Internal Revenue Code if (i) at any time during the last half of its taxable year more than 50% of its stock by value is owned, directly or indirectly, by virtue of the application of certain stock ownership attribution rules set forth in the Internal Revenue Code for purposes of applying the personal holding company rules, by five or fewer individuals and (ii) at least 60% of its adjusted ordinary gross income, as defined for United States federal income tax purposes, is “personal holding company income.” Personal holding company income is generally passive income, including royalty income, subject to certain exceptions such as qualifying software royalties. A personal holding company is subject to an additional tax on its undistributed after-tax income, calculated at the statutory tax rate, which is currently 15%. Since the personal holding company tax is imposed only on undistributed income, a personal holding company can avoid or mitigate liability for the tax, but not interest or penalties, by paying a dividend to its stockholders.

During fiscal 2005, more than 50% of the value of our stock was held by Ray Dolby and stockholders considered affiliated with him pursuant to the stock ownership attribution rules applicable to personal holding companies. We expect this will continue to be the case in the foreseeable future. In addition, a significant portion of our income is from licensing fees, which may constitute personal holding company income. Currently, however, less than 60% of Dolby Laboratories’ adjusted ordinary gross income is personal holding company income. Given our current sources of revenue, we believe that neither we nor any of our subsidiaries is currently liable for personal holding company tax. Moreover, we do not believe that we or any of our subsidiaries have previously been liable for personal holding company tax.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). Under the provisions of APB 25 and related interpretations, compensation expense is to be recognized when options to purchase shares of common stock are issued below the fair market value of the underlying stock on the date of grant. The amount of compensation expense to be recognized is equal to the intrinsic value per share, which is the difference between the exercise price and the fair market value at the date of grant.

We have granted to our employees options to purchase shares of common stock at exercise prices equal to the fair market values of the underlying stock at the time of each grant, as determined by our board of directors at that time of grant. Prior to our initial public offering, our board determined these values principally based on valuation reports we obtained effective as of July each year. Under the provisions of APB 25, in general, if the exercise price of stock awards granted to employees is equal to the fair market value of the underlying stock on the date of grant, no stock-based compensation cost is recognized. In connection with the preparation of the financial statements for our initial public offering we noted that the fair value of the shares subject to the equity awards granted during fiscal 2004 and the first quarter of fiscal 2005 were significantly less than the valuations that our underwriters were discussing with us regarding our public offering. Therefore, we reassessed the fair market value of our common stock and determined that the equity awards granted during this period had a compensatory element that should be reflected in our financial statements. As a result, we recorded deferred compensation of $38.4 million during fiscal 2004, which was scheduled to be amortized over a four year period ending fiscal 2008 and $5.5 million during the first quarter of fiscal 2005 which was scheduled to be amortized over a four year period ending fiscal 2009. We recorded stock-based compensation expense in connection with these awards of $5.6 million in fiscal 2004 and $13.2 million in fiscal 2005. Subsequent to the effective date of our initial public offering, all options to purchase common stock have been granted with an exercise price equal to the fair market value of the underlying stock on the date of the grant, as quoted on the New York Stock Exchange. Under the provisions of APB 25, no stock-based compensation was recognized related to these grants.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements. We will adopt SFAS123R in the first fiscal quarter of 2006. We have selected the Black-Scholes option pricing model as the most appropriate method for estimating the fair value of stock-based awards. The Black-Scholes option pricing model requires us to make certain assumptions including stock price volatility, estimated forfeitures, employee stock option exercise behavior and other factors, which can be highly subjective and difficult to predict. A change in one or more of these assumptions could have a material impact on total compensation expense. SFAS 123R requires stock-based compensation expense to be recognized against additional paid-in-capital over the service period of the stock-based award, typically the vesting period. As a result, upon adoption of SFAS 123R, the balance in deferred compensation that was previously recorded under APB 25 on our consolidated balance sheets will be reduced to zero with an offsetting reduction to additional paid-in-capital. We expect stock-based compensation expense under SFAS 123R related to stock-based awards that have been issued through fiscal 2005 to be approximately $16.6 million, $15.3 million, $10.3 million and $2.2 million in fiscal 2006, 2007, 2008, and 2009, respectively. We expect to grant additional stock-based awards in fiscal 2006 which will result in additional stock-based compensation expense.

Results of Operations

Fiscal Years Ended September 26, 2003, September 24, 2004 and September 30, 2005

The following table presents our audited actual and pro forma unaudited operating results as a percentage of total revenue for the periods indicated:

	Actual			Pro Forma
	Fiscal Year Ended			Fiscal Year Ended
	Sep 26, 2003	Sep 24, 2004	Sep 30, 2005	Sep 26, 2003	Sep 24, 2004	Sep 30, 2005
				(unaudited)
Consolidated Statements of Operations Data:
Revenue:
Licensing	73%	73%	75%	73%	73%	75%
Product sales	20	20	18	20	20	18
Production services	7	7	7	7	7	7

Total revenue	100	100	100	100	100	100

Cost of revenue:
Cost of licensing	19	19	12	7	7	7
Cost of product sales (1)	12	10	9	11	9	9
Cost of production services (1)	3	3	3	3	3	3

Total cost of revenue	34	32	24	21	19	19

Gross margin	66	68	76	79	81	81
Operating expenses:
Selling, general and administrative (1)	35	37	41	35	37	41
Research and development (1)	8	8	10	8	8	10
Settlements	—	(1)	(1)	—	(1)	(1)
In-process research and development	1	1	—	1	1	—

Total operating expenses	44	45	50	44	45	50

Operating income	22	23	26	35	36	31
Other income (expenses), net	0	0	2	0	0	2

Income before provision for income taxes and controlling interest	22	23	28	35	36	33
Provision for income taxes	8	9	12	13	14	14

Income before controlling interest	14	14	16	22	22	19
Controlling interest in net income, net of tax	0	0	0	0	0	0

Net income	14%	14%	16%	22%	22%	19%

(1) Stock-based compensation included above in fiscal 2004 and fiscal 2005 and was classified as follows::

Cost of product sales	0%	0%	0%	0%
Cost of production services	0	0	0	0
Selling, general and administrative	2	3	2	3
Research and development	0	1	0	1

Total stock-based compensation	2%	4%	2%	4%

Fiscal Years Ended September 24, 2004 and September 30, 2005

Revenue

	Fiscal Year Ended		Change
	September 24, 2004	September 30, 2005	$	%
	($ in thousands)
Revenue:
Licensing	$211,395	$246,298	$34,903	17%
Percentage of total revenue	73%	75%
Product sales	57,981	60,021	2,040	4%
Percentage of total revenue	20%	18%
Production services	19,665	21,648	1,983	10%
Percentage of total revenue	7%	7%

Total revenue	$289,041	$327,967	$38,926	13%

Licensing.    The $34.9 million, or 17%, increase in licensing revenue from fiscal 2004 to fiscal 2005 resulted from increased sales by our licensees of their products that incorporate our technologies. The growth was driven by increases in revenues from the personal computer (PC), automotive, broadcast and gaming markets. The increase in the PC market was driven by growth in sales of personal computer software DVD players. The automotive, broadcast and gaming markets were driven by sales of in-car entertainment systems, set-top boxes, digital televisions and video game consoles that incorporate our technologies. In addition, revenues generated by licensing services, increased due to strong growth in the use of AAC audio in personal music devices. These increases were offset by a decline in the revenue growth rate from our consumer electronics market due to a maturation of the sale of traditional DVD players, manufacturers reducing the complexity of their low-end DVD players thereby decreasing the number of processors on which we earn licensing revenue, slower than expected adoption of recordable DVD players and delayed introduction of next-generation DVD players. In addition, the consumer electronics industry has experienced a movement by discount retailers towards lower-end Chinese-made DVD players which has posed challenges for us in royalty collection and intellectual property enforcement in China.

Product Sales.    The $2.0 million, or 4%, increase in our revenue from product sales from fiscal 2004 to fiscal 2005 was principally attributable to an increase in sales of our broadcast products primarily due to increased efforts on the part of domestic and European local television stations, cable networks and satellite broadcasters to broadcast in Dolby Digital 5.1 surround sound. This was offset by a slight decrease in sales of our cinema products. Decreased box office receipts when compared with 2004 and changes within the U.S. cinema industry, including recent restructuring and consolidations, appear to have delayed purchasing decisions by cinema operators.

Production Services.    The $2.0 million, or 10%, increase in production services revenue from fiscal 2004 to fiscal 2005 was primarily attributable to an increase related to services provided on international films, commercials and foreign language versions of those films. To a lesser extent, revenue increased due to production services provided to domestic content providers related to original films, including digital films, as well as cinema monitoring services.

Gross Margin

	Actual Fiscal Year Ended		Pro forma Fiscal Year Ended

	September 24, 2004	September 30, 2005	September 24, 2004	September 30, 2005
			(unaudited)
Gross Margin:
Licensing gross margin percentage	75%	84%	91%	91%
Product sales gross margin percentage	48%	48%	54%	50%
Production services gross margin percentage	61%	61%	61%	61%

Total gross margin percentage	68%	76%	81%	81%

Licensing Gross Margin.    We license to our customers intellectual property that may be internally developed, acquired by us or licensed from other parties. Our cost of licensing consists principally of royalty obligations to third parties for the licensing of intellectual property rights that we sublicense as part of our licensing arrangements with our customers. Our cost of licensing also includes amortization expenses associated with purchased intangible assets. Prior to February 16, 2005, our cost of licensing also included royalty obligations to Ray Dolby. On February 16, 2005, Ray Dolby contributed to us all rights in the intellectual property related to our business that he and his affiliates held. In connection with the asset contribution, our previous licensing arrangements with Ray Dolby terminated, and we have no further obligation to pay royalties to Ray Dolby. The increase in licensing gross margin from the fiscal 2004 to fiscal 2005 was due primarily to a decrease in royalty obligations to Ray Dolby as a result of the February 2005 contribution of his intellectual property rights.

Our pro forma licensing gross margin for fiscal 2004 and 2005 excludes $33.8 million and $17.4 million, respectively, of expenses we recorded for licensing royalty obligations to Ray Dolby.

Product Sales Gross Margin.    Cost of product sales primarily consists of material costs related to the products sold, direct labor and applied manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Prior to February 16, 2005, our cost of product sales also included royalty obligations for technologies we licensed from Ray Dolby. These royalty obligations terminated in connection with Ray Dolby’s asset contribution discussed above. The elimination of these royalty obligations was offset by a $1.3 million charge recorded to cost of product sales in fiscal 2005 in connection with our digital cinema collaboration with Walt Disney Studios discussed above in our management discussion and analysis of our product and production services segment. We expect to record a similar charge in the first quarter of fiscal 2006 for approximately $6.5 million.

Pro forma product sales gross margin for fiscal 2004 and fiscal 2005 excludes $3.1 million and $1.3 million, respectively, of expenses we recorded for royalty payments we made to Ray Dolby. The decrease in pro forma margin was primarily due to the charge recorded for the digital cinema collaboration discussed above.

Production Services Gross Margin.    Cost of production services consists of the payroll and benefits costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. Production services gross margins were flat from fiscal 2004 to fiscal 2005. We expect to incur a charge of approximately $0.5 million in the first quarter of 2006 related to the Walt Disney Studios digital cinema collaboration discussed above under Product Sales Gross Margin.

Operating Expenses

	Fiscal Year Ended		Change
	September 24, 2004	September 30, 2005	$	%
	($ in thousands)
Operating expenses:
Selling, general and administrative	$106,456	$135,155	$28,699	27%
Percentage of total revenue	37%	41%
Research and development	23,479	30,532	7,053	30%
Percentage of total revenue	8%	10%
Settlements	(2,000)	(2,000)	—	—
Percentage of total revenue	(1)%	(1)%
In-process research and development	1,738	—	(1,738)	na
Percentage of total revenue	1%	—

Total operating expenses	$129,673	$163,687	$34,014	26%

Selling, General and Administrative.    Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, facility costs and professional service fees for our sales, marketing and administrative functions.

The $28.7 million, or 27%, increase in selling, general and administrative expense from fiscal 2004 to fiscal 2005 was principally due to a $7.4 million increase in marketing expenses, particularly promotional expenses, a $5.9 million increase in stock-based compensation expense, which includes a $2.3 million charge related to an acceleration of vesting terms for a long-term employee at retirement, a $6.4 million increase in compensation and benefits costs due to a growth in headcount and annual pay rates coupled with a $1.9 million rise in occupancy costs to accommodate our headcount growth. In addition, we incurred a $2.1 million increase in professional and consulting expenses related primarily to intellectual property rights enforcement activities, information technology support costs, legal fees including those associated with employee benefit matters, internal audit expenses and insurance costs. The remaining increase was attributable to a growth in depreciation, travel, entertainment, system and communication expenses. In fiscal 2006, we expect to continue to incur costs associated with Sarbanes-Oxley Act compliance efforts, as well as consulting fees and ancillary enterprise resource planning implementation costs related to enhanced data collection, compliance tracking tools and improved licensee training and communications. We intend to fund these costs from our available working capital.

Research and Development.    Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The $7.1 million, or 30%, increase in research and development expense from fiscal 2004 to fiscal 2005 was primarily the result of a $3.7 million increase in compensation and benefits costs due to a growth in headcount and annual pay rates, a $1.3 million increase in stock-based compensation expense and a $1.3 million increase in costs to support current projects.

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

In-process Research and Development.    In fiscal 2004, we recorded a $1.7 million charge related to purchased in-process research and development that had no alternative uses and had not reached technological feasibility. No such charges have been incurred in fiscal 2005. See Note 3 of the Notes to Consolidated Financial Statements included as part of this Form 10-K for information on in-process research and development we acquired in connection with our business combinations.

Other Income, Net

Other income, net, primarily consists of interest income earned on cash and cash equivalent balances, as well as gains and losses on interest rate swap agreements and foreign exchange rate fluctuations, offset by interest expense on outstanding balances on our facility debt obligations. Other income, net was $7.2 million in fiscal 2005 compared to $0.2 million in fiscal 2004. The increase in fiscal 2005 was primarily due to increased interest earned on our higher cash and cash equivalent balances and approximately $1.2 million in foreign exchange gains. In fiscal 2005, we began selling more products in United States dollars from our United Kingdom branch and maintained the receipts in a United States dollar account in the United Kingdom. The functional currency of our United Kingdom branch is the British pound sterling. The balance in the account grew throughout the year exposing our results of operation to foreign exchange gains and losses. In the future we expect to take steps to reduce this exposure.

Income Taxes

	Actual Fiscal Year Ended		Pro Forma Fiscal Year Ended

	September 24, 2004	September 30, 2005	September 24, 2004	September 30, 2005
			(unaudited)
	($ in thousands)
Income taxes:
Provision for income taxes	$27,321	$37,330	$40,676	$44,917
Effective tax rate	40%	41%	39%	41%

Our effective tax rate in fiscal 2005 was higher than in fiscal 2004 primarily due to the impact of stock-based compensation expense, which is generally non-deductible, as well as non-deductible losses from foreign subsidiaries. The effect of stock-based compensation expense, on our effective tax rate for fiscal 2005 was 4%, on an actual basis and 3% on a pro forma basis. The effect of stock-based compensation expense, on our effective tax rate for fiscal 2004 was 3%, on an actual basis and 2% on a pro forma basis. Our pro forma provision for income taxes and pro forma effective tax rate for fiscal 2004 and 2005 reflect the increase in operating income due to the exclusion of $36.9 million and $18.7 million, respectively, in royalty expense obligations to Ray Dolby.

Fiscal Years Ended September 26, 2003 and September 24, 2004

Revenue

	Fiscal Year Ended		Change
	September 26, 2003	September 24, 2004	$	%
	($ in thousands)
Revenue:
Licensing	$157,922	$211,395	$53,473	34%
Percentage of total revenue	73%	73%
Product sales	44,403	57,981	13,578	31%
Percentage of total revenue	20%	20%
Production services	15,147	19,665	4,518	30%
Percentage of total revenue	7%	7%

Total revenue	$217,472	$289,041	$71,569	33%

Licensing.    The $53.5 million, or 34%, increase in licensing revenue from fiscal 2003 to fiscal 2004 resulted from increased sales by our licensees of their products that incorporate our technologies, principally attributable to the growth in sales of DVD players worldwide. Virtually all DVD players incorporate our Dolby Digital technologies. The increase in licensing revenue was primarily attributable to increases in the volume of units shipped by our licensees, and to a lesser extent to increases in our royalty rates, resulting from cost of living license rate increases that are generally provided for in our licensing agreements. Aside from the growth in sales of DVD players, the increase in our licensing revenue was also attributable to growth in sales of personal computer software DVD players and, to a lesser extent, set-top boxes and recordable DVD players. Sales of products such as home-theatre-in-a-box and audio/video receivers that incorporate multiple Dolby technologies also helped increase our licensing revenue, as we typically receive royalties for each of our technologies incorporated into a licensee’s product.

Product Sales.    The $13.6 million, or 31%, increase in our revenue from product sales from fiscal 2003 to fiscal 2004 was principally attributable to a $10.0 million increase in sales of our cinema products, primarily related to new theatre construction and the decisions by cinema operators to retrofit their existing theatres to include our cinema processors. To a lesser extent, the increase in product sales revenue was also attributable to $2.0 million in sales of live sound products by one of our consolidated subsidiaries, which was acquired in fiscal 2004 and was therefore not included in prior periods results of operations, and a $1.6 million increase in sales of our broadcast products to local television stations, cable networks and European satellite broadcasters.

Production Services.    The $4.5 million, or 30%, increase in production services revenue from fiscal 2003 to fiscal 2004 was primarily attributable to a $3.4 million increase in production by foreign content providers, including the impact of favorable exchange rate fluctuations. Of the $3.4 million increase, $2.0 million related to original foreign films, $0.8 million to foreign language versions of original films, and $0.6 million to commercials and film trailers. Service revenue from acquired companies contributed an additional $0.4 million in fiscal 2004. Additionally, our other service offerings such as print checking and screening services increased $0.4 million in fiscal 2004 as compared to fiscal 2003, as some of these services related to digital cinema had not previously been offered.

Gross Margin

	Actual Fiscal Year Ended		Pro forma Fiscal Year Ended
	September 26, 2003	September 24, 2004	September 26, 2003	September 24, 2004
			(unaudited)
Gross Margin:
Licensing gross margin percentage	75%	75%	91%	91%
Product sales gross margin percentage	40%	48%	46%	54%
Production services gross margin percentage	54%	61%	54%	61%

Total gross margin percentage	66%	68%	79%	81%

Licensing Gross Margin.    Our pro forma licensing gross margin for fiscal 2003 and 2004 excludes $25.1 million and $33.8 million, respectively, of expenses we recorded for sublicensing royalty payments we made to Ray Dolby.

Product Sales Gross Margin.    The increase in our product sales gross margin in fiscal 2004 was the result of increased production levels, but was partially offset by a $0.1 million stock-based compensation expense recorded in fiscal 2004. The increased production levels led to increased gross margins, as the higher production volumes were able to absorb greater amounts of relatively fixed labor and overhead costs due to the high level of automation in our manufacturing processes. Pro forma product sales gross margin excludes $2.5 million and $3.1 million for fiscal 2003 and 2004, respectively, in expenses we recorded for royalty payments we made to Ray Dolby.

Production Services Gross Margin.    The increase in production services gross margin in fiscal 2004 resulted primarily from an increase in content production and the corresponding amount of engineering services provided by our professional services organization during the fiscal year.

Operating Expenses

	Fiscal Year Ended		Change
	September 26, 2003	September 24, 2004	$	%
	($ in thousands)
Operating expenses:
Selling, general and administrative	$76,590	$106,456	$29,866	39%
Percentage of total revenue	35%	37%
Research and development	18,262	23,479	5,217	29%
Percentage of total revenue	8%	8%
Settlements	—	(2,000)	(2,000)	—
Percentage of total revenue	—	(1)%
In-process research and development	1,310	1,738	428	33%
Percentage of total revenue	1%	1%

Total operating expenses	$96,162	$129,673	$33,511	35%

Selling, General and Administrative.    The $29.9 million, or 39%, increase in selling, general and administrative expense from fiscal 2003 to 2004 was primarily due to a $13.8 million increase in payroll and benefits costs as a result of increased headcount and performance-based awards and $7.1 million of expenses incurred in connection with professional and consulting fees related primarily to our preparations for becoming a public company. These professional and consulting fees included costs incurred in connection with the implementation of a new enterprise resource planning, or ERP, system, the augmentation of our internal controls related to the Sarbanes-Oxley Act, consulting fees related to an evaluation of our royalty reporting processes, and additional tax and audit services. To a lesser extent, our selling, general and administrative expense also increased in fiscal 2004 as compared to fiscal 2003 due to a $5.8 million charge we recorded in fiscal 2004 for stock-based compensation expense.

Research and Development.    The $5.2 million, or 29%, increase in research and development expense from fiscal 2003 to 2004 was primarily due to a $3.3 million increase in payroll and benefit costs as a result of increased headcount and, to a lesser extent, to a $0.8 million charge related to stock-based compensation expense incurred in fiscal 2004.

Settlements.    In fiscal 2004, we received a $2.0 million payment in connection with the settlement of a dispute with one of our semiconductor manufacturing implementation licensees regarding violation of the terms of their implementation licensing agreement with us.

In-process Research and Development.    In fiscal 2004, we recorded a $1.7 million charge related to purchased in-process research and development that had no alternative uses and had not reached technological feasibility. See Note 3 of the Notes to Consolidated Financial Statements included as part of this Form 10-K for information on in-process research and development we acquired in connection with our business combinations.

Other Income (Expenses), Net

Other income, net was $0.2 million in fiscal 2004 compared to $0.1 million in other expenses, net in fiscal 2003. The fluctuation from fiscal 2003 was due to an increase in interest income as a result of higher average cash and cash equivalent balances for fiscal 2004.

Income Taxes

	Actual Fiscal Year Ended		Pro Forma Fiscal Year Ended

	September 26, 2003	September 24, 2004	September 26, 2003	September 24, 2004
			(unaudited)
	($ in thousands)
Income taxes:
Provision for income taxes	$16,079	$27,321	$26,714	$40,676
Effective tax rate	34%	40%	36%	39%

Our fiscal 2004 effective tax rate was higher than in fiscal 2003 primarily due to the impact of incentive stock-based compensation expense, which is nondeductible, and losses from our foreign subsidiaries that we incurred in fiscal 2004. Excluding the effect of incentive stock-based compensation expense, our effective tax rate for fiscal 2004 would have been 38%. For fiscal 2003, the effective tax rate was below the statutory tax rate of 35% primarily due to the impact of extraterritorial income exclusion and research and experimentation credits. Our pro forma provision for income taxes and effective tax rate for fiscal 2003 and 2004 reflect the increase in operating income due to the exclusion of $27.6 million and $36.9 million, respectively, in royalty expense payable to Ray Dolby.

Liquidity, Capital Resources and Financial Condition

Our financial position includes cash and cash equivalents of $78.7 million and $372.4 million at September 24, 2004 and September 30, 2005, respectively. We believe that our cash, cash equivalents and potential cash flow from operations will be sufficient to satisfy our cash requirements through at least the next 12 months.

Operating Activities

Our principal sources of liquidity are our cash and cash equivalents and the cash flow we generate from our operations.

Our operating activities generated cash of $39.6 million, $46.9 million and $80.4 million in fiscal 2003, 2004 and 2005, respectively. The increase in cash flows provided by operating activities in fiscal 2005 as compared to fiscal 2004 was due primarily to an increase in net income, excluding non-cash charges for stock-based compensation and changes in deferred income taxes.

The increase in net income and operating cash flow was primarily due to changes in our royalty obligations to Ray Dolby under licensing and royalty agreements. We recorded expenses for the use of certain patent and trademark rights in the amounts of $27.6 million, $36.9 million and $18.7 million in fiscal 2003, 2004 and 2005, respectively. In connection with the asset contribution by Ray Dolby on February 16, 2005, these licensing and royalty agreements terminated, and we have no further obligation to pay royalties, or incur any costs or expenses, under these agreements.

Investing Activities

Our investing activities are primarily related to capital expenditures associated with the purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements and production and test equipment, as well as exclusive rights to third-party technologies.

Capital expenditures for fiscal 2005 increased as compared to fiscal 2004 principally due to additional costs associated with the implementation of a new ERP system and for increased leasehold improvement costs made to our various facilities. In the first quarter of fiscal 2005, we made a payment of approximately $11.0 million for an exclusive irrevocable right to sublicense a third party’s technology to our customers.

In both fiscal 2003 and 2004, we acquired complementary businesses related primarily to technologies that facilitate the delivery of virtual surround sound and digital entertainment, such as technologies that process digital moving images, digital signal processing technologies or technologies that protect content from piracy. Under the terms of one of the acquisition agreements, we paid approximately $3.1 million in September 2005, and we have future payment obligations equal to approximately 5% to 8% of revenue generated from products incorporating technologies we acquired in the transaction. As of September 24, 2004, and September 30, 2005, no additional purchase consideration had been earned. We paid $7.1 million, $18.4 million and $4.6 million in fiscal 2003, 2004 and 2005, respectively, in connection with these business combinations.

Financing Activities

Our financing activities consist primarily of amounts received from the issuance of common stock and payments made on our facility debt obligations. In fiscal 2005, we generated $244.7 million of cash from our financing activities primarily due to $242.5 million in net proceeds from the issuance of Class A common stock in connection with our initial public offering and an additional $3.6 million from the exercises of Class B common stock options. These cash inflows were partially offset by $1.3 million of payments on our facility debt obligations.

Personal Holding Company Tax Matters

If we or any of our subsidiaries were to become liable for personal holding company tax, we expect that it is likely that instead of paying the personal holding company tax, we would elect to pay a dividend to our stockholders in an amount equal to all or a significant part of our undistributed personal holding company income. We expect that we would pay such a dividend out of our available working capital, which could significantly decrease our cash, unless we sought additional financing for this purpose. Any such financing might not be available on terms acceptable to us or at all. If instead of paying a dividend we elect to pay the tax, this could significantly increase our consolidated tax expense. We expect we would pay any such tax out of our available working capital, which could also significantly decrease our cash, unless we sought additional financing. See “Critical Accounting Policies—Accounting For Income Taxes” for a further explanation of matters related to personal holding tax issues.

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of September 30, 2005.

	Payments Due Within
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(in thousands)
Litigation settlement	$3,000	$6,000	$6,000	$3,000	$18,000
Mortgages	1,346	2,906	3,231	5,987	13,470
Operating leases	2,988	2,642	1,803	4,527	11,960

Total	$7,334	$11,548	$11,034	$13,514	$43,430

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R). SFAS 123R requires compensation expense related to stock-based awards to be recognized in the financial statements. The amount of compensation expense will be measured based upon the fair value of the stock-based awards at the date of grant. Originally, this statement was effective for public companies as of the first interim or annual reporting period beginning after June 15, 2005. On April 14, 2005, the SEC adopted a rule that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Under such rules, we will adopt SFAS 123R in the first quarter of fiscal 2006. At that time, we will begin recognizing compensation expense related to unvested stock-based awards and newly granted awards. We expect stock-based compensation expense under SFAS 123R related to stock-based awards issued through fiscal 2005 to be approximately $16.6 million, $15.3 million, $10.3 million and $2.2 million in fiscal 2006, 2007, 2008, and 2009, respectively. We expect to grant additional stock-based awards in fiscal 2006 which will result in additional stock-based compensation expense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash and Cash Equivalents.    As of September 30, 2005, we had cash and cash equivalents of $372.4 million, which consisted of highly liquid money market instruments with original maturities of three months or less. Utilizing our cash balance as of September 30, 2005, a hypothetical 1.0% change in interest rates would result in a $3.7 million impact to our interest income.

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

Foreign Currency Exchange Risk

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom. As such, we have exposure to adverse changes in exchange rates associated with our foreign business operations, but we believe this exposure to be limited. Nearly all of our revenue is derived from transactions denominated in United States dollars. In fiscal 2005 we began selling more products in United States dollars from our United Kingdom branch and maintained the receipts in a United States dollar account in the United Kingdom. The functional currency of our United Kingdom branch is the British pound sterling. The balance in the account grew throughout the year exposing our results of operation to foreign exchange gains and losses. In the future we expect to take steps to reduce this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dolby Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and its subsidiaries (the Company) as of September 24, 2004 and September 30, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolby Laboratories, Inc. and subsidiaries as of September 24, 2004 and September 30, 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, California

November 16, 2005

DOLBY LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 24, 2004	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$78,711	$372,403
Restricted cash	—	205
Accounts receivable, net of allowances of $2,110 at September 24, 2004 and $2,030 at September 30, 2005	18,257	25,221
Accounts receivable from related parties	1,927	—
Inventories	7,163	11,722
Income taxes receivable	4,246	8,021
Deferred income taxes	30,813	31,183
Prepaid expenses and other current assets	3,640	5,433

Total current assets	144,757	454,188
Property, plant and equipment, net	72,333	76,462
Intangible assets, net	6,778	17,184
Goodwill	22,030	23,865
Investments	244	—
Long-term deferred income taxes	6,669	6,781
Other non-current assets	9,055	7,797

Total assets	$261,866	$586,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,249	$6,539
Accounts payable and accrued royalties due to related parties	291	—
Accrued compensation and benefits	18,720	18,374
Accrued royalties	4,711	4,762
Other accrued liabilities	26,860	35,451
Income taxes payable	3,793	3,054
Current portion of debt	1,290	1,346
Deferred revenues	2,562	3,268

Total current liabilities	64,476	72,794
Long-term debt	13,580	12,124
Other non-current liabilities	23,283	21,956

Total liabilities	101,339	106,874
Controlling interest	17,200	18,264
Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: no shares issued and outstanding at September 24, 2004 and 33,118,490 at September 30, 2005	—	33
Class B common stock, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 86,547,910 shares issued and outstanding at September 24, 2004 and 70,790,210 at September 30, 2005	87	71
Additional paid-in capital	48,731	308,354
Deferred stock-based compensation	(33,728)	(26,422)
Retained earnings	125,076	177,369
Accumulated other comprehensive income	3,161	1,734

Total stockholders’ equity	143,327	461,139

Total liabilities and stockholders’ equity	$261,866	$586,277

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended
	September 26, 2003	September 24, 2004	September 30, 2005
Revenue:
Licensing	$157,922	$211,395	$246,298
Product sales	44,403	57,981	60,021
Production services	15,147	19,665	21,648

Total revenue	217,472	289,041	327,967
Cost of revenue:
Cost of licensing	40,001	53,838	40,558
Cost of product sales (1)	26,684	30,043	31,181
Cost of production services (1)	6,958	7,624	8,479

Total cost of revenue	73,643	91,505	80,218

Gross margin	143,829	197,536	247,749
Operating expenses:
Selling, general and administrative (1)	76,590	106,456	135,155
Research and development (1)	18,262	23,479	30,532
Settlements	—	(2,000)	(2,000)
In-process research and development	1,310	1,738	—

Total operating expenses	96,162	129,673	163,687

Operating income	47,667	67,863	84,062
Interest income	1,144	1,436	6,961
Interest expense	(2,292)	(2,348)	(1,852)
Other income, net	1,091	1,141	2,047

Income before provision for income taxes and controlling interest	47,610	68,092	91,218
Provision for income taxes	16,079	27,321	37,330

Income before controlling interest	31,531	40,771	53,888
Controlling interest in net income, net of tax	(562)	(929)	(1,595)

Net income	$30,969	$39,842	$52,293

Basic net income per share	$0.36	$0.47	$0.54
Diluted net income per share	$0.36	$0.43	$0.50
Shares used in basic net income per share computation	85,009	85,556	96,969
Shares used in diluted net income per share computation	86,084	92,783	104,220

Expense for royalties payable to related party	$27,620	$36,857	$18,710
Expense for rent payable to related party	3,459	3,492	3,492
(1) Stock-based compensation included above in fiscal 2004 and fiscal 2005 was classified as follows:

Cost of product sales		$104	$222
Cost of production services		36	103
Selling, general and administrative		5,843	11,709
Research and development		810	2,150

Total stock-based compensation		$6,793	$14,184

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands)

	Shares of Class A common stock	Class A common stock	Shares of Class B common stock	Class B common stock	Additional paid-in capital	Deferred stock-based compensation	Retained earnings	Accumulated other comprehensive income	Total	Comprehensive income
Balance at September 27, 2002	—	$—	85,011	$85	$6,998	$—	$54,265	$394	$61,742	$1,084

Net income	—	—	—	—	—	—	30,969	—	30,969	30,969
Translation adjustments, net of taxes of $366	—	—	—	—	—	—	—	1,069	1,069	1,069
Exercise of Class B stock options	—	—	13	—	33	—	—	—	33	—
Repurchase of Class B common stock	—	—	(18)	—	(38)	—	—	—	(38)	—

Balance at September 26, 2003	—	$—	85,006	$85	$6,993	$—	$85,234	$1,463	$93,775	$32,038

Net income	—	—	—	—	—	—	39,842	—	39,842	39,842
Translation adjustments, net of taxes of $713	—	—	—	—	—	—	—	1,698	1,698	1,698
Deferred stock-based compensation related to Class B stock option grants	—	—	—	—	38,404	(38,404)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	4,676	—	—	4,676	—
Issuance of Class B common stock	—	—	572	1	2,116	—	—	—	2,117	—
Exercise of Class B stock options	—	—	1,084	1	1,362		—	—	1,363	—
Repurchase of Class B common stock	—	—	(114)	—	(144)	—	—	—	(144)	—

Balance at September 24, 2004	—	$—	86,548	$87	$48,731	$(33,728)	$125,076	$3,161	$143,327	$41,540

Net income	—	—	—	—	—	—	52,293	—	52,293	52,293
Translation adjustments, net of taxes of $992	—	—	—	—	—	—	—	(1,427)	(1,427)	(1,427)
Deferred stock-based compensation related to Class B stock option grants	—	—	—	—	5,499	(5,499)	—	—	—	—
Cancellation of Class B stock options	—	—	—	—	(1,365)	1,365	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	11,440	—	—	11,440	—
Other stock-based compensation expense	—	—	—	—	2,744	—	—	—	2,744	—
Issuance of Class A common stock	14,625	15	—	—	242,475	—	—	—	242,490	—
Transfer of Class B common stock to Class A common stock	18,494	18	(18,494)	(18)	—	—	—	—	—	—
Tax benefit from the exercise of Class B stock options	—	—	—	—	6,756	—	—	—	6,756
Exercise of Class B stock options	—	—	2,801	2	3,586	—	—	—	3,588	—
Repurchase of Class B common stock	—	—	(65)	—	(72)	—	—	—	(72)	—

Balance at September 30, 2005	33,119	$33	70,790	$71	$308,354	$(26,422)	$177,369	$1,734	$461,139	$50,866

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	September 26, 2003	September 24, 2004	September 30, 2005
Operating activities:
Net income	$30,969	$39,842	$52,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,498	8,517	11,348
Stock-based compensation expense	—	6,793	14,184
Tax benefit from the exercise of stock options	—	—	6,756
Provision for doubtful accounts	1,753	402	95
In-process research and development	1,310	1,738	—
Deferred income taxes	(2,987)	(10,126)	(107)
Other non-cash items affecting net income	664	852	659
Changes in operating assets and liabilities:
Restricted cash	—	—	(205)
Accounts receivable	(4,798)	(5,921)	(5,132)
Inventories	1,403	(2,434)	(4,611)
Prepaid expenses and other current assets	(2,154)	(1,514)	(637)
Accounts payable and accrued liabilities	3,018	20,428	12,610
Accounts payable and accrued royalties due to related parties	2,347	(7,296)	(274)
Income taxes, net	1,565	(2,177)	(5,608)
Deferred revenues	1,865	(233)	1,731
Other non-current liabilities	189	987	320
Payment on litigation settlement	(3,000)	(3,000)	(3,000)

Net cash provided by operating activities	39,642	46,858	80,422

Investing activities:
Purchases of property, plant and equipment	(6,750)	(12,522)	(14,734)
Acquisitions, net of cash acquired	(7,051)	(18,440)	(4,589)
Purchase of intangible assets	—	—	(11,789)
Proceeds from sale of equipment	—	52	35
Investments in affiliates	(250)	—	—

Net cash used in investing activities	(14,051)	(30,910)	(31,077)

Financing activities:
Issuance of Class A common stock, net of issuance costs of $20.8 million	—	—	242,490
Payments on debt	(1,397)	(1,239)	(1,292)
Proceeds from the exercise of Class B stock options	33	1,363	3,588
Repurchases of Class B common stock	(38)	(144)	(72)

Net cash (used in) provided by financing activities	(1,402)	(20)	244,714

Effect of foreign exchange rate changes on cash and cash equivalents	339	861	(367)

Net increase in cash and cash equivalents	24,528	16,789	293,692
Cash and cash equivalents at beginning of year	37,394	61,922	78,711

Cash and cash equivalents at end of year	$61,922	$78,711	$372,403

Supplemental disclosure:
Cash paid for income taxes	$18,057	$40,410	$36,630
Cash paid for interest	2,336	2,339	2,071

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Business and Significant Accounting Policies

Dolby Laboratories, Inc. (Dolby Laboratories, we or us), a Delaware corporation, develops and delivers innovative products and technologies that make the entertainment experience more realistic and immersive in theatres, homes, cars and elsewhere. Ray Dolby, our principal stockholder, founded Dolby Laboratories in 1965 to develop noise reduction technologies. Today, we deliver a broad range of sound technologies for use in both professional and consumer applications. In addition, in recent years we have expanded our focus to include other technologies that facilitate the delivery of digital entertainment. We conduct our business on a global basis.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The consolidated financial statements include the accounts of Dolby Laboratories, our wholly-owned subsidiaries and subsidiaries in which we own a controlling interest. In addition, we have consolidated the financial results of affiliated companies we own jointly with our principal stockholder. The interest of our related parties in these consolidated affiliates is presented in the controlling interest line in the accompanying financial statements. All intercompany accounts and transactions have been eliminated in consolidation. The financial results of our subsidiary Lake Technology Limited (Lake) are included in our consolidated financial statements using a three-month lag basis in accordance with U.S. GAAP. In fiscal 2006, we plan on eliminating the three-month lag treatment and consolidating Lake’s results of operations on a current basis.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include valuation allowances for receivables, inventories, goodwill, intangible assets, stock-based compensation and deferred income tax assets. Actual results could differ from those estimates.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the last Friday in September. The fiscal years presented herein include the 52-week periods ended September 26, 2003 (fiscal 2003) and September 24, 2004 (fiscal 2004) and the 53-week period ended on September 30, 2005 (fiscal 2005).

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investment instruments purchased with original maturities of three months or less. Our cash equivalents, which primarily consist of money market funds, are recorded at cost, which approximates fair value.

Concentration of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. We deposit our cash and cash equivalents in accounts with major financial institutions and, at times, such investments may be in excess of federal insured limits. Our products are sold to businesses primarily in the Americas and Europe, and our licensing revenue is primarily generated from customers outside of the United States. We manage this risk by evaluating in advance the financial condition and creditworthiness of our product and production services customers. We perform regular evaluations of the creditworthiness of our licensing customers. In fiscal 2003, 2004 and 2005, no customer accounted for more than 10% of our total revenue.

Allowance for Doubtful Accounts

We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for doubtful accounts based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates. Our allowance for doubtful accounts totaled $2.1 million at September 24, 2004 and $2.0 million at September 30, 2005.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). We evaluate our ending inventories for estimated excess quantities and obsolescence. Our evaluation includes the analysis of future sales demand by product, within specific time horizons. Inventories in excess of projected future demand are written down to net realizable value. In addition, we assess the impact of changing technology on our inventory balances and write-off inventories that are considered obsolete.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method based on estimated useful lives as follows:

Systems and software	3 to 5 years
Machinery and equipment	5 to 8 years
Furniture and fixtures	8 years
Buildings	20 years
Leasehold improvements	Lesser of useful life or related lease term

Internal Use Software

We account for the costs of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We capitalize costs of materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal use computer software. These costs are included in property, plant and equipment, net on the accompanying consolidated balance sheets. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Our capitalized internal use software costs are amortized on a straight-line basis over estimated useful lives of three to five years.

Goodwill and Intangible Assets

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. We had two reporting units for purposes of goodwill impairment testing. Our estimation of the fair value of each of our reporting units requires making judgments concerning future cash flows and appropriate discount rates. The estimate of the fair value of goodwill could change over time based on a variety of factors, including the actual operating performance of the Company. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimation of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. Our fiscal 2005 impairment test of goodwill, which was performed in the third fiscal quarter, resulted in no impairment charge.

The following table outlines changes to the carrying amount of goodwill for each of our reporting segments:

	Technology Licensing	Product Sales and Services	Total
	(in thousands)
Balance at September 26, 2003	$—	$8,712	$8,712
Goodwill acquired – Lake	10,654	2,664	13,318

Balance at September 24, 2004	10,654	11,376	22,030
Goodwill acquired – Lake	971	198	1,169
Translation adjustments	533	133	666

Balance at September 30, 2005	$12,158	$11,707	$23,865

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) requires that long-lived assets, including intangible assets, with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Our intangible assets principally consist of acquired technology, patents and trademarks and are amortized on a straight-line basis over their useful lives ranging from five to 15 years. No intangible or long-lived assets were impaired as of September 30, 2005.

Financial Instruments

We entered into interest rate swap arrangements to manage our exposure to interest rate changes on our facility debt obligations. The swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. The arrangements are presented at fair value in other non-current liabilities on the accompanying consolidated balance sheets. Gains and losses associated with the swap agreements are included in other income, net in our consolidated statements of operations.

Revenue Recognition

We enter into transactions to sell products and services and to license technology, trademarks and know-how. We evaluate revenue recognition for these transactions using the criteria (Revenue Recognition Criteria) set forth by the SEC in Staff Accounting Bulletin 104, “Revenue Recognition,” (SAB 104). SAB 104 states that revenue is recognized when each of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Licensing.    Licensing revenue represents amounts earned from licensing agreements (royalties) and fees for administering the licensing of “patent pools” containing patents owned by us and/or other companies. Royalties are recorded at their gross amounts, while fees for administering the licensing of patent pools are recorded net of royalties payable to third-party patent pool members and are recognized when all Revenue Recognition Criteria have been met. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s royalty report and payment. Royalties are deemed fixed or determinable upon verification of a licensee’s royalty report in accordance with the terms of the underlying executed agreement or receipt of a licensee’s royalty report and payment. We determine that collectibility is reasonably assured based on evaluation of the licensee’s recent payment history or the existence of a standby letter-of-credit between the licensee’s financial institution and our financial institution. Deferred revenue represents amounts that are ultimately expected to be recognized as revenue, but for which not all Revenue Recognition Criteria have been met.

Product sales.    Revenue from the sale of products is recognized when the risk of ownership has transferred to our customer as provided under the terms of the governing purchase agreement, typically the invoice we deliver to the customer, and all the other Revenue Recognition Criteria have been met. These purchase agreements provide that the risk of ownership is transferred to the customer when the product is shipped, except in specific instances in which certain foreign regulations stipulate that the risk of ownership is transferred to the customer upon their receipt of the shipment. In these instances, we recognize revenue when the product is received by the customer.

Production services.    Production services revenue is recognized as the services related to a given project are performed and all the other Revenue Recognition Criteria have been met.

Cost of Revenue

Cost of licensing.    Cost of licensing consists principally of royalty obligations to third parties for the licensing of intellectual property rights that we sublicense as part of our licensing arrangements with our customers. Cost of licensing also includes amortization expenses associated with purchased intangibles. Prior to February 16, 2005, our cost of licensing also included royalty obligations to Ray Dolby. On February 16, 2005, Ray Dolby contributed to us all rights in the intellectual property related to our business that he and his affiliates held. In connection with the asset contribution, our previous licensing arrangements with Ray Dolby terminated, and we have no further obligation to pay royalties to Ray Dolby.

Cost of product sales.    Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead. Prior to February 16, 2005, our cost of product sales also included royalty obligations for technologies we licensed from Ray Dolby. These royalty obligations terminated in connection with Ray Dolby’s asset contribution discussed above.

Cost of production services.    Cost of production services consists of the payroll and benefit costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of the customer.

Research and Development

Research and development expense consists primarily of salary and related costs for personnel responsible for the research and development of new technologies; such costs are expensed as incurred.

Advertising and Promotional Costs

Advertising and promotional costs are charged to selling, general and administrative expense at the time the related event takes place and were $4.2 million, $4.7 million and $12.2 million for fiscal 2003, 2004 and 2005, respectively. At September 30, 2005, we had $1.0 million of prepaid advertising and promotional costs.

Settlements

Settlements include interest and penalties related to the collection of royalties and resolution of disputes in our favor or against us. Settlements of royalty disputes from licensees that specifically represent unpaid royalties are recorded as licensing revenue in the period payment is received, if all other Revenue Recognition Criteria have been met. Settlements of other disputes, such as disputes with implementation licensees from which we typically do not receive royalties, are recorded in settlements which is a component of operating expenses. In fiscal 2005, we received payments totaling $2.0 million in connection with the settlement of disputes with two of our semiconductor manufacturing implementation licensees regarding violation of the terms of their implementation licensing agreements with us. In fiscal 2004, we received a $2.0 million payment in connection with a similar dispute with one of our semiconductor manufacturing implementation licensees.

Foreign Currency Translation

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom. The financial statements of our foreign subsidiaries are translated in accordance with Statements of Financial Accounting Standard No. 52, “Foreign Currency Translation.” The translation of assets and liabilities denominated in foreign currency into United States dollars are made at the prevailing rate of exchange at the balance sheet date. Revenue, costs and expenses are translated at the average exchange rates during the period. Translation adjustments are reflected in accumulated other comprehensive income on our consolidated balance sheets.

Assets and liability accounts of our subsidiaries, which are held in currencies other than the subsidiary’s functional currency, are remeasured at the prevailing rate of exchange at the balance sheet date. Any gains and losses are included in our consolidated statements of operations. Net transaction gains, included in net income were $0.1 million, $0.3 million and $1.2 million in fiscal 2003, 2004 and fiscal 2005, respectively.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (SFAS 109). SFAS 109 requires the use of the asset and liability method, under which deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.

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

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	September 26, 2003	September 24, 2004	September 30, 2005
	(in thousands, except per share amounts)
Numerator:
Net income	$30,969	$39,842	$52,293

Denominator:
Weighted average shares of Class A common stock and Class B common stock outstanding (basic)	85,009	85,556	96,969
Common stock equivalents from options to purchase Class A common stock and Class B common stock	1,075	7,227	7,251

Weighted average shares of Class A common stock, Class B common stock, and Class A and Class B common stock equivalents outstanding (diluted)	86,084	92,783	104,220

Basic net income per share	$0.36	$0.47	$0.54

Diluted net income per share	$0.36	$0.43	$0.50

No options were excluded from the above calculations in fiscal 2003 and 2004 because their exercise prices were less than the average fair value of Class A common stock during the period. A total of 1,338,250 options were excluded from the calculation for fiscal 2005 because their exercise prices were greater than the average fair value of Class A common stock during the period.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). Under the provisions of APB 25 and related interpretations, compensation expense is to be recognized when options to purchase shares of common stock are issued below the fair market value of the underlying stock on the date of grant. The amount of compensation expense to be recognized is equal to the intrinsic value per share, which is the difference between the exercise price and the fair market value at the date of grant.

We have granted to our employees options to purchase shares of common stock at exercise prices equal to the fair market values of the underlying stock at the time of each grant, as determined by our board of directors at that time of grant. Prior to our initial public offering, our board determined these values principally based on valuation reports we obtained effective as of July each year. Under the provisions of APB 25, in general, if the exercise price of stock awards granted to employees is equal to the fair market value of the underlying stock on the date of grant, no stock-based compensation cost is recognized. In connection with the preparation of the financial statements for our initial public offering we noted that the fair value of the shares subject to the equity awards granted during fiscal 2004 and the first quarter of fiscal 2005 were significantly less than the valuations that our underwriters were discussing with us in connection with our preparations for our public offering. Therefore, we reassessed the fair market value of our common stock to determine whether the equity awards granted during this period had a compensatory element that should be reflected in our financial statements. As a result, we recorded deferred compensation of $38.4 million during fiscal 2004, which was scheduled to be amortized over a four year period ended fiscal 2008 and $5.5 million during the first quarter of fiscal 2005 which was scheduled to be amortized over a 4 year period ended fiscal 2009. We recorded stock-based compensation expense in connection with these awards of $5.6 million in fiscal 2004 and $13.2 million in fiscal 2005. Subsequent to the effective date of our initial public offering, all options to purchase common stock have been granted with an exercise price equal to the fair market value of the underlying stock on the date of the grant, as quoted on the New York Stock Exchange. Under the provisions of APB 25, no stock-based compensation was recognized related to these grants.

The table below summarizes our options granted during fiscal 2004 and 2005 that resulted in stock-based compensation expense. The reassessed fair values were based on a retrospective analysis conducted by our management.

	Month Ended	Number of Shares	Exercise Price Per Share	Intrinsic Value Per Share	Fair Value at Date of Grant
Options Granted:
	December 2003	117,500	$2.08	$1.62	$3.70
	April 2004	4,975,000	2.08	7.28	9.36
	June 2004	93,000	2.08	7.28	9.36
	August 2004	176,000	2.08	7.28	9.36
	October 2004	700,750	6.29	7.04	13.33
	November 2004	80,000	6.29	7.04	13.33

		6,142,250

Additionally, compensation expense was recognized on the issuance of 571,560 shares of fully vested Class B common stock to an executive officer which, at the date of grant, had an intrinsic value of $2.08 per share and a weighted average reassessed fair value of $3.70 per share.

The fair value of our options to purchase Class A common stock and Class B common stock was estimated as of the date of grant using a Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option pricing model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable, and that the model requires the use of highly subjective assumptions including expected stock price volatility.

The fair value of our stock-based awards was estimated using the following weighted average assumptions for fiscal 2003, 2004 and 2005:

	Fiscal Year Ended
	September 26, 2003	September 24, 2004	September 30, 2005
Expected life (in years)	10	6	6
Interest rate	3.9%	4.4%	4.1%
Volatility	84.8%	82.4%	62.9%
Dividend yield	—	—	—

Using the Black-Scholes pricing model, the estimated weighted average fair value of an option to purchase one share of Class A and Class B common stock granted during fiscal 2003, 2004 and 2005 was $1.07, $8.24 and $10.38 per option, respectively.

The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based awards for fiscal 2003, 2004 and 2005:

	Fiscal Year Ended
	September 26, 2003	September 24, 2004	September 30, 2005
	(in thousands, except per share amounts)
Net income	$30,969	$39,842	$52,293
Add: Stock-based compensation expense included in reported net income, net of tax	—	5,489	12,333
Deduct: Stock-based compensation expense under the fair value method, net of tax	(2,123)	(8,300)	(14,487)

Pro forma net income	$28,846	$37,031	$50,139

Basic net income per share
As reported	$0.36	$0.47	$0.54
Pro forma	$0.34	$0.43	$0.52
Diluted net income per share
As reported	$0.36	$0.43	$0.50
Pro forma	$0.34	$0.40	$0.48

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires compensation expense related to stock-based awards to be recognized in the financial statements. The amount of compensation expense will be measured based upon the fair value of the stock-based awards at the date of grant. Originally, this statement was effective for public companies as of the first interim or annual reporting period beginning after June 15, 2005. On April 14, 2005, the SEC adopted a rule that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Under such rules, we will adopt SFAS 123R in the first quarter of fiscal 2006. At that time, we will begin recognizing compensation expense related to unvested stock-based awards and newly granted awards. We expect stock-based compensation expense under SFAS 123R, related to stock-based awards issued through fiscal 2005, to be approximately $16.6 million, $15.3 million, $10.3 million and $2.2 million in fiscal 2006, 2007, 2008, and 2009, respectively. We expect to grant additional stock-based awards in fiscal 2006 which will result in additional stock-based compensation expense.

2. Composition of Certain Financial Statement Captions

Restricted Cash

Restricted cash includes deposits from new customers that, in accordance with certain of our licensing agreements, remain in escrow until we have rightful ownership of the funds which occurs upon delivery of certain materials.

Accounts Receivable

Accounts receivable consists of the following:

	September 24, 2004	September 30, 2005
	(in thousands)
Trade accounts receivable, licensing	$7,012	$4,046
Trade accounts receivable, products and services	10,656	9,349
Amounts receivable related to patent administration program	2,362	12,994
Other accounts receivable	337	862

	20,367	27,251
Less: Allowance for doubtful accounts	(2,110)	(2,030)

Accounts receivable, net	$18,257	$25,221

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 24, 2004	September 30, 2005
	(in thousands)
Raw materials	$2,215	$2,376
Work in process	1,689	1,571
Finished goods	3,259	7,775

Total	$7,163	$11,722

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

	September 24, 2004	September 30, 2005
	(in thousands)
Land	$14,640	$14,484
Buildings	31,636	30,911
Leasehold improvements	34,324	38,335
Machinery and equipment	23,762	23,316
Systems and software	16,491	15,118
Furniture and fixtures	12,829	14,051

	133,682	136,215
Less: Accumulated depreciation	(61,349)	(59,753)

Property, plant and equipment, net	$72,333	$76,462

Depreciation expense of $7.4 million, $7.8 million and $9.6 million in fiscal 2003, 2004 and 2005, respectively, is included in cost of product sales, research and development expense, and selling, general and administrative expense in the accompanying consolidated statements of operations.

Goodwill and Intangible Assets

Following is a summary of goodwill and intangible assets:

	September 24, 2004	September 30, 2005
	(in thousands)
Amortized intangible assets:
Acquired patents	$3,648	$4,489
Acquired technology	3,470	3,796
Other intangibles	498	11,507

	7,616	19,792
Less: Accumulated amortization	(838)	(2,608)

Intangible assets, net	$6,778	$17,184

Non-amortized intangible assets:
Goodwill	$22,030	$23,865

In December 2004, we amended a royalty agreement with a third party that was originally entered into in September 1999. The original agreement provided us an exclusive irrevocable right to license the third party’s technology to our customers in exchange for royalty payments based on a percentage of the royalties earned from our customers. In consideration of a lump sum payment of $11.0 million, the amended agreement eliminates all of our future royalty payment obligations while allowing us to continue our exclusive licensing of the third party’s technologies for the life of the underlying intellectual property. The $11.0 million was recorded as an intangible asset on our consolidated balance sheet and is being amortized over a 10-year period representing the estimated useful life of the underlying intellectual property, with the amortization recorded as cost of licensing.

Amortization expense associated with our intangible assets was $0.1 million, $0.8 million and $1.7 million in fiscal 2003, 2004 and 2005, respectively, and is included in cost of licensing, cost of product sales and selling, general and administrative expenses in the accompanying consolidated statements of operations. Amortization of intangible assets is expected to be approximately $2.1 million per year for the next five fiscal years.

Investments

At September 24, 2004, investments included our investment in a limited liability company we formed in May 2000 with third parties to develop and market products to the entertainment technology industry. We invested $0.3 million in fiscal 2002 and $0.3 million in fiscal 2003 for our 49% ownership interest in the company. We accounted for this investment under the equity method. In December 2004, we expensed the remaining $0.2 million balance of the investment as both parties agreed to dissolve the limited liability company. Accordingly, at September 30, 2005, the investments balance is zero.

Other Non-Current Assets

Other assets consist primarily of supplemental retirement plan assets and long-term prepaid expenses. In fiscal 2004, other assets included capitalized expenses associated with our initial public offering, which were offset against the gross proceeds received in such offering.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 24, 2004	September 30, 2005
	(in thousands)
Accrued professional fees	$5,254	$2,495
Current portion of litigation settlement	2,336	2,417
Amounts payable to patent pool partners	4,079	23,303
Acquisition consideration	2,979	—
Other accrued liabilities	12,212	7,236

Total other accrued liabilities	$26,860	$35,451

Debt

We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant. The loans are collateralized by commercial real property and are guaranteed by Dolby Laboratories, Inc.

Following is a summary of our debt balances:

	September 24, 2004	September 30, 2005
	(in thousands)
$12.0 million term loan at 6.2% effective interest rate, repayable in monthly installments with remaining principal due May 2013	$8,462	$7,738
$2.5 million term loan at 6.2% effective interest rate, repayable in monthly installments with remaining principal due April 2014	1,893	1,752
Term loan denominated in U.K. pounds at 6.9% effective interest rate, repayable in quarterly installments with the remaining principal due April 2015	4,515	3,980

Total debt	14,870	13,470
Less: Current portion	(1,290)	(1,346)

Total debt, less current portion	$13,580	$12,124

The fair value of our debt approximates the carrying value based on borrowing rates currently available to us for loans with similar terms and remaining maturities.

We entered into interest rate swap arrangements to manage our exposure to unfavorable interest rate changes on our facility debt obligations. The swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We do not enter into derivative instruments for any purpose other than to hedge our exposure to interest rate fluctuations. Gains net of controlling interest associated with the swap agreements of $0.2 million, for fiscal 2003, 2004 and 2005 are included in our consolidated statements of operations.

Following is summary of the maturities of our debt balances at September 30, 2005:

Total Debt Payments
(in thousands)
Fiscal 2006	$1,346
Fiscal 2007	1,412
Fiscal 2008	1,494
Fiscal 2009	1,571
Fiscal 2010	1,661
Thereafter	5,986

Total debt	$13,470

Other Non-Current Liabilities

Following is a summary of the components of other non-current liabilities:

	September 24, 2004	September 30, 2005
	(in thousands)
Long-term portion of litigation settlement	$15,166	$12,944
Supplemental retirement plan obligation	5,777	5,875
Long-term deferred revenue	851	1,864
Interest rate swap agreements	1,083	548
Other liabilities	406	725

Total other non-current liabilities	$23,283	$21,956

Refer to Note 10 for further discussion of litigation settlement.

3. Business Combinations

Cinea, Inc.

In September 2003, we acquired all outstanding shares of Cinea Inc. (Cinea), to obtain its entertainment content protection technology. The aggregate purchase price was $12.4 million, of which the final installment of $2.9 million plus accrued interest was paid in September 2005. Under the terms of the agreement, we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction. The additional purchase consideration, if any, will be recorded as additional goodwill on our consolidated balance sheet. This business combination was accounted for under the purchase method of accounting and the financial results of Cinea have been included in our consolidated financial statements since September 2003 (excluding those that are eliminated in consolidation). As of September 24, 2004, and September 30, 2005, no additional purchase consideration had been earned. Cinea continues to operate as a wholly-owned subsidiary of Dolby Laboratories.

The total purchase price, including other acquisition related costs, was $12.4 million and was allocated as follows:

Total Purchase Price
(in thousands)
Goodwill	$8,551
Acquired technology	2,680
In-process research and development	1,310
Other intangible assets	340
Acquired liabilities, net	(516)

Total purchase price	$12,365

Amounts allocated to in-process research and development were expensed and are reflected in the accompanying consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. At the date of the acquisition, the Cinea product under development was approximately 50% complete.

Lake Technology Limited

In February 2004, we acquired a controlling interest in Lake Technology Limited (Lake). As of September 24, 2004, we held 93% of the outstanding equity of Lake at a total cost of $17.0 million. We initiated action under Australian law to allow the compulsory acquisition of the remaining shares outstanding. In December 2004, the Australian court ruled in our favor permitting us to move forward to acquire the remaining 7% of Lake’s outstanding shares at the same price we paid for the previously purchased shares. We have accounted for the business combination as a step-acquisition. Due to our majority ownership, the financial results of Lake are included in our consolidated financial statements since February 2004 using a three-month lag basis (excluding those that are eliminated in consolidation) in accordance with U.S. GAAP. In fiscal 2006, we plan on eliminating the three-month lag treatment and consolidating Lake’s results of operations on a current basis.

The total purchase price to-date, including other acquisition related costs, was $17.0 million and $18.4 million on September 24, 2004 and September 30, 2005, respectively, and was allocated as follows:

	September 24, 2004	September 30, 2005
	(in thousands)
Goodwill	$13,318	$14,488
In-process research and development	1,738	1,738
Patents	948	1,020
Developed technology	790	982
Other intangible assets	158	170
Acquired assets, net	3	3

Total purchase price	$16,955	$18,401

Amounts allocated to in-process research and development were expensed and are reflected in the accompanying consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. In February 2004, the technology under development was approximately 27% complete.

The pro forma effects of these acquisitions on fiscal 2004 and 2005 were not significant.

4. Income Taxes

The components of our income before provision for income taxes and controlling interest are as follows:

	Fiscal Year Ended
	September 26, 2003	September 24, 2004	September 30, 2005
	(in thousands)
United States	$46,278	$66,572	$92,121
Foreign	1,332	1,520	(903)

Total	$47,610	$68,092	$91,218

The provision for income taxes consists of the following:

	Fiscal Year Ended
	September 26, 2003	September 24, 2004	September 30, 2005
	(in thousands)
Current:
Federal	$6,053	$17,811	$26,071
State	125	3,849	3,454
Foreign	12,888	15,787	7,912

Total current	$19,066	$37,447	$37,437
Deferred:
Federal	$(2,223)	$(8,476)	$748
State	(764)	(1,650)	11
Foreign	—	—	(866)

Total deferred	(2,987)	(10,126)	(107)

Total	$16,079	$27,321	$37,330

United States income taxes and foreign withholding taxes have not been provided for on a cumulative total of $0.3 million of undistributed earnings for certain non-United States subsidiaries. We intend to reinvest these earnings indefinitely in operations outside the United States.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	September 24, 2004	September 30, 2005
	(in thousands)
Deferred income tax assets:
Investments	$394	$594
Accounts receivable	815	818
Inventories	1,052	1,289
Foreign net operating loss	1,139	4,774
Unrealized gain on investments	18	—
State taxes	367	—
Other assets	2,961	3,196
Accrued expenses	2,103	4,708
Other non-current liabilities	8,656	10,420
Revenue recognition	25,108	24,185

Total gross deferred income tax assets	42,613	49,984
Less: Valuation allowance	(639)	(4,293)

Total deferred income tax assets	$41,974	$45,691
Deferred income tax liabilities:
Translation adjustment	$(1,325)	$(2,237)
Depreciation and amortization	(3,167)	(2,399)
Foreign withholding tax	—	(2,182)
Foreign income tax	—	(890)
Unrealized gain on investments	—	(19)

Deferred income tax assets, net	$37,482	$37,964

The above deferred income tax assets, net have been classified in the accompanying consolidated balance sheets as follows:
Current deferred income tax assets	$30,813	$31,183
Long-term deferred income tax assets, net	6,669	6,781

Deferred income tax assets, net	$37,482	$37,964

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, we believe it is more likely than not that the benefits of these deductible differences will be realized and, therefore, a valuation allowance is not required except for foreign net operating loss (NOL) in Australia. This NOL of $16.0 million has no expiration date. The ultimate utilization of the Australian NOL will be dependent upon future taxable income being generated in Australia. We believe that sufficient uncertainty exists regarding the future realization of this NOL and have established a valuation allowance of $4.3 million against this deferred tax asset, net of deferred tax liabilities, as of September 30, 2005. The amount of the deferred income tax asset, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The valuation allowance increased by $0.6 million and $3.7 million in fiscal 2004 and 2005, respectively.

A reconciliation of the federal statutory tax rate to our effective tax rate for fiscal 2003, 2004 and 2005 is as follows:

	Fiscal Year Ended
	September 26, 2003	September 24, 2004	September 30, 2005
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	4.6	4.2	3.7
Stock-based compensation expense rate	—	2.4	3.5
Loss from foreign corporations	—	2.5	2.1
Tax credits	(4.5)	(1.6)	(2.7)
Other	(1.3)	(2.4)	(0.7)

Effective tax rate	33.8%	40.1%	40.9%

We are under routine tax examinations. We believe the amounts provided are adequate to cover the ultimate outcomes of these tax examinations.

5. Stockholders’ Equity

Class A and Class B Common Stock

Our board of directors has authorized two classes of common stock, Class A and Class B. At September 30, 2005, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At September 30, 2005, we had 33,118,490 shares of Class A common stock and 70,790,210 shares of Class B common stock outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share.

Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated articles of incorporation. All references to shares of common stock have been retroactively restated to reflect the amendment as if it had taken place at our inception.

Stock Split

In January 2005, in connection with the implementation of the dual class stock structure described above, a five-for-one stock split was affected. All references to shares of common stock and related per share amounts have been retroactively restated to reflect the stock split as if it had taken place at our inception.

Stock Incentive Plans

2000 Stock Incentive Plan.    Effective October 2000, we adopted the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan, as amended in April 2004 and September 2004, provides for the issuance of incentive and nonqualified stock options to employees, directors and consultants of Dolby Laboratories to purchase up to 15.1 million shares of Class B common stock. Under the terms of this plan, options become exercisable as established by the board of directors (generally ratably over four years), and generally expire ten years after the date of the grant. Options granted under the plan are generally granted at not less than fair market value at the date of grant, but the plan permits options to be granted at less than fair value.

A summary of the status of the 2000 Stock Incentive Plan is as follows:

		Outstanding Options
	Class B Shares Available for Grant	Number of Class B Shares	Weighted Average Exercise Price
	(in thousands, except for exercise prices)
Balance at September 27, 2002	8,283	6,706	$1.26

Grants	(1,979)	1,979	1.26
Exercises	—	(13)	1.26
Cancellations	199	(199)	1.26

Balance at September 26, 2003	6,503	8,473	$1.26

Grants	(5,362)	5,362	2.08
Exercises	—	(1,084)	1.26
Cancellations	151	(151)	1.26
Issuance of Class B stock award	(572)	—	—
Amendment to 2000 Stock Incentive Plan	132	—	—

Balance at September 24, 2004	852	12,600	$1.61

Grants	(907)	907	7.44
Exercises	—	(2,800)	1.30
Cancellations	190	(190)	4.14
Rescission	—	28	1.26

Balance at September 30, 2005	135	10,545	$2.15

As of September 30, 2005, there were options outstanding to purchase 10.5 million shares of Class B common stock, of which 4.9 million were vested and exercisable. The options outstanding have a remaining weighted average contractual life of eight years. Subsequent to fiscal 2005, no further options will be granted under this plan.

2005 Stock Plan.    In January 2005, our stockholders approved our 2005 Stock Plan, which our board of directors adopted in November 2004. The 2005 Stock Plan became effective on February 16, 2005, the day prior to the completion of our initial public offering. Our 2005 Stock Plan provides for the ability to grant incentive stock options, non-statutory stock options, restricted stock, stock appreciation rights, deferred stock units, performance units and performance shares. A total of 6,000,000 shares of our Class A common stock is authorized for issuance under the 2005 Stock Plan. Any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as two shares for every one share returned.

A summary of the status of the 2005 Stock Plan is as follows:

		Outstanding Options
	Class A Shares Available for Grant	Number of Class A Shares	Weighted Average Exercise Price
	(in thousands, except for exercise prices)
Balance at plan inception on February 16, 2005	6,000	—	—

Grants	(1,384)	1,384	$19.19
Exercises	—	—	—
Cancellations	8	(8)	19.20

Balance at September 30, 2005	4,624	1,376	$19.19

As of September 30, 2005, there were options outstanding to purchase 1.4 million shares of Class A common stock, none of which were vested and exercisable. The options outstanding have a remaining weighted average contractual life of nine years.

The following table summarizes the significant ranges of outstanding and exercisable stock options at September 30, 2005:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Class A and Class B Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Class A and Class B Shares	Weighted Average Exercise Price
	(shares in thousands)
$1.00 - $1.50	4,561	6	$1.26	3,651	$1.26
$1.51 - $6.50	5,864	9	2.59	1,282	2.08
$6.51 - $15.50	154	9	14.71	—	—
$15.51 - $22.75	1,342	10	19.28	—	—

The outstanding options to purchase 11.9 million shares of Class A and Class B common stock have vested or will vest as follows:

	Fiscal Year
	2005 and Prior	2006	2007	2008	2009	2010	Total
	(in thousands)
Number of Class A options	—	342	346	347	337	4	1,376
Number of Class B options	4,933	2,103	1,905	1,398	206	—	10,545

Total	4,933	2,445	2,251	1,745	543	4	11,921

Stock Appreciation Rights

In fiscal year 2002, we issued 31,500 stock appreciation rights to certain employees based outside of the United States. All rights were granted at a price of $1.26 per share at the date of issuance and vest ratably over four years. The compensation expense related to this issuance due to changes in the fair value of our Class B common stock is recognized over the vesting period. In fiscal year 2005, we issued 20,000 additional stock appreciation rights to certain employees based outside of the United States. All rights were granted at a weighted average price of $8.84 per share at the date of issuance and vest ratably over four years. As of September 30, 2005, a total of 42,500 stock appreciation rights were outstanding net of cancellations.

Employee Stock Purchase Plan

In January 2005, our board of directors adopted and our stockholders approved our Employee Stock Purchase Plan, or ESPP which allows eligible employees to have up to 10 percent of their eligible compensation withheld and used to purchase shares of our Class A common stock. The ESPP became effective on February 16, 2005, and the first purchase took place on November 15, 2005. For the first offering period, the plan provided for the purchase of shares at 95 percent of the lower of the closing price on the New York Stock Exchange on the first or last day of the offering period. For subsequent offering periods, the purchase price will be 95 percent of the closing price on the New York Stock Exchange on the last day of the purchase period. With the exception of the first offering period, offering periods generally start on the first day on or after May 15th and November 15th of each year. A total of 1,000,000 shares of our Class A common stock are available for sale under the ESPP plan.

6. Retirement Plans

We maintain a tax-qualified 401(k) retirement plan for employees in the United States called the “Dolby Laboratories, Inc. Retirement Plan.” Eligible employees are able to defer up to 100% of their eligible compensation subject to applicable Internal Revenue Code limits. The plan provides for a company matching contribution as well as a discretionary profit sharing component. Our matching and profit sharing contributions vest over a five year period based on years of service under the plan.

Eligible employees in the United Kingdom may participate in the “Dolby Group Pension Plan,” and executives in the United Kingdom may participate in the “Dolby Laboratories Funded Unapproved Retirement Benefits Scheme.” Similar to the 401(k) plan, these plans allow eligible employees to defer a portion of their compensation and include matching and profit sharing components.

Pension expenses for the United States plan were $3.9 million, $3.6 million and $3.8 million for fiscal 2003, 2004 and 2005, respectively. Pension expenses for the United Kingdom plans were $0.4 million, $0.5 million and $0.6 million for fiscal 2003, 2004 and 2005, respectively. Pension expenses are included in cost of product sales, cost of production services, research and development expense, and selling, general and administrative expense on the accompanying consolidated statements of operations.

We maintain a supplemental retirement plan for key executives. The plan is a defined contribution plan with a target benefit paid at age 65. Our contributions were based on the participant’s compensation and years of service. Expenses related to the plan of $0.4 million per year for fiscal 2003 and 2004 and are included in selling, general and administrative expense in the accompanying consolidated statements of operations. In fiscal 2005, we ceased all future contributions to the plan. Amounts due to participants are classified in other non-current liabilities and investments to fund the liability are segregated and included in other assets on the accompanying consolidated balance sheets.

7. Commitments and Contingencies

Lease Commitments

Rental expenses under operating leases were $4.3 million, $5.0 million and $5.6 million for fiscal 2003, 2004 and 2005, respectively. These amounts include expenses for rent payable to our principal stockholder of $3.5 million, $3.5 million and $3.5 million for fiscal 2003, 2004 and 2005, respectively. We have future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases on office space as of September 30, 2005 as follows:

Total Operating Lease Payments
(in thousands)
Fiscal 2006	$2,988
Fiscal 2007	1,597
Fiscal 2008	1,045
Fiscal 2009	937
Fiscal 2010	866
Thereafter	4,527

Total minimum lease payments	$11,960

Other Cash Obligations

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. As of September 30, 2005, we had $18.0 million remaining to be paid under this settlement. Refer to Note 10 for further discussion.

Under the terms of the agreement to acquire all outstanding shares of Cinea (see Note 3), we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction. As September 30, 2005, no additional purchase consideration had been earned.

8. Segment Information

Operating Segments

Our chief operating decision maker is our Chief Executive Officer (CEO). While the CEO evaluates results in a number of different ways, the primary basis for which the allocation of resources and financial results are assessed is by examining our business in two operating segments: the technology licensing segment and the products and production services segment. The technology licensing segment licenses technology, trademarks and know-how to consumer electronics, personal computer, broadcast and professional audio companies and administers third-party patent-only licenses. The products and production services segment provides professional products to movie theatres and to the recording, broadcast, cable and video post-production industries. Additionally, this segment provides services to broadcast, film production and distribution companies.

Accounting policies for each of the operating segments are the same as those used on a consolidated basis. Our reportable segment information for fiscal 2003, 2004 and 2005 is as follows:

	Revenue
	Fiscal Year Ended
	September 26, 2003	September 24, 2004	September 30, 2005
	(in thousands)
Technology licensing	$157,922	$211,395	$246,298
Products and production services	59,550	77,646	81,669

Total revenue	$217,472	$289,041	$327,967

	Gross Margin
	Fiscal Year Ended
	September 26, 2003	September 24, 2004	September 30, 2005
	(in thousands)
Technology licensing	$117,921	$157,557	$205,740
Products and production services	25,908	39,979	42,009

Total gross margin	$143,829	$197,536	$247,749

	Reconciliation to Income before Provision for Income Taxes and Controlling Interest
	Fiscal Year Ended
	September 26, 2003	September 24, 2004	September 30, 2005
	(in thousands)
Total segment gross margin	$143,829	$197,536	$247,749
Operating expenses	(96,162)	(129,673)	(163,687)
Other income (expenses), net	(57)	229	7,156

Income before provision for income taxes and controlling interest	$47,610	$68,092	$91,218

We do not track capital expenditures or assets by operating segments. Consequently, it is not practical to show capital expenditures or assets by operating segment.

Geographic Data

	Revenue by Geographic Region
	Fiscal Year Ended
	September 26, 2003	September 24, 2004	September 30, 2005
	(in thousands)
United States	$55,351	$74,144	$91,831
International	162,121	214,897	236,136

Total revenue	$217,472	$289,041	$327,967

Revenue by geographic region was determined based on the location of our licensees for licensing revenue, the location of our direct customers for product sales, and the location where services were performed for production services revenue. Revenue generated from customers in Japan accounted for 28%, 26% and 23% of total revenue in the fiscal 2003, 2004 and 2005, respectively. Revenue generated from customers in China accounted for 15%, 13% and 10% for fiscal 2003, 2004 and 2005, respectively. In fiscal 2003, 2004 and 2005, no customer accounted for more than 10% of our total revenue.

We do not track capital expenditures or assets by geographic region. Consequently, it is not practical to show capital expenditures or assets by geographic region.

9. Related Party Transactions

Prior to our initial public offering, we had licensing and royalty agreements with Ray Dolby and his affiliates for the use of patents on which a portion of our operations is based. Under these agreements we recorded expenses for royalty obligations to Ray Dolby of $27.6 million, $36.9 million and $18.7 million for fiscal 2003, 2004 and 2005, respectively. These amounts are included in cost of licensing and cost of product sales in the accompanying consolidated statements of operations, depending on the nature of the licensed technology. On February 16, 2005, Ray Dolby contributed to us all rights in the intellectual property related to our business that he and his affiliates held. In connection with the asset contribution, our previous licensing arrangements with Ray Dolby terminated, and we have no further obligation to pay royalties to Ray Dolby. As such, we did not record any expenses for royalty obligations to Ray Dolby subsequent to February 16, 2005.

We lease our San Francisco corporate office space from our principal stockholder. The lease expires on December 31, 2005. Annual rent under the lease was $3.5 million for each of fiscal 2003, 2004 and 2005. We are currently negotiating a new lease for a seven year term with two five year options to extend.

We are the minority partner in entities which own and lease commercial property in the United States and United Kingdom. Our principal stockholder is the controlling partner in each of these entities. These entities were established for the purposes of purchasing and leasing commercial property primarily for our own use. While a portion of the property is leased to third parties, we occupy a majority of the space. The debt used to finance the purchases of property by these entities is collateralized by the acquired property and guaranteed by Dolby Laboratories. Therefore, given that these affiliated entities are an integrated part of our operations, we have consolidated the entities’ assets and liabilities and results of operations in our consolidated financial statements. The share of earnings and net assets of the entities attributable to the controlling partner is reflected as controlling interest in the accompanying consolidated financial statements. The outstanding principal balance on the debt of these entities was $13.5 million at September 30, 2005. The carrying amount of property that is collateral for these entities’ debt was $29.9 million at September 30, 2005. We believe that the current market value of the collateralized property is greater than the outstanding principal balances.

Our ownership interest in the consolidated affiliated entities is as follows:

Company Name	Ownership interest as of September 30, 2005
Dolby Properties, LLC	37.5%
Dolby Properties Brisbane, LLC	49.0%
Dolby Properties Burbank, LLC	49.0%
Dolby Properties United Kingdom, LLC	49.0%
Dolby Properties, LP	10.0%

10. Legal Proceedings

In May 2001, we filed a lawsuit against Lucent Technologies, Inc. and Lucent Technologies Guardian I, LLC together “Lucent,” contending that Lucent was wrongly asserting that our licensees using Dolby AC-3 audio compression technology required licenses to the patents at issue and seeking a declaration that the patents at issue are not infringed and/or are invalid. Lucent filed a counterclaim alleging that we have infringed the patents at issue. These patents generally involve a process and means for digitally encoding and decoding audio signals. On April 22, 2005, the U.S. District Court for the Northern District of California granted our motions for summary judgment, finding that we have not infringed, induced others to infringe, or contributed to the infringement of the patents at issue. In granting summary judgment of non-infringement, the court found that Lucent had not presented evidence from which a reasonable fact-finder could find that Dolby AC-3 technology infringes the patents at issue. In light of the Court’s finding of non-infringement, it dismissed our claims that the Lucent patents are invalid. Lucent has appealed the court’s April 22, 2005, ruling granting summary judgment of non-infringement to the United States Federal Circuit Court of Appeals.

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet using a discount rate of 5.125%, which approximates our incremental cost of borrowing rate. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of September 30, 2005, we had $18.0 million remaining to be paid under this settlement.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.

We are not currently required to comply with Section 404 (Management Assessment of Internal Controls) of the Sarbanes-Oxley Act, because we are not yet an accelerated filer. We are in the process of implementing internal control structures and procedures for our financial reporting so that our management can provide the required certifications as to these structures and procedures in our Annual Report on Form 10-K for our fiscal year ending September 29, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors, compliance with Section 16 of the Securities and Exchange Act of 1934 and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference to the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors—Corporate Governance Matters—Code of Conduct” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2006 (the “2006 Proxy Statement”).

Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information in the 2006 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information in the 2006 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information in the 2006 Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information in the 2006 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K

2.	Financial Statements Schedule: See “Schedule II – Valuation and Qualifying Accounts” of this Form 10-K

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Operations	Deductions	Balance at End of Fiscal Year
	(in thousands)
For fiscal year ended September 26, 2003	$1,321	$1,753	$(509)	$2,565
For fiscal year ended September 24, 2004	2,565	402	(857)	2,110
For fiscal year ended September 30, 2005	2,110	95	(174)	2,031

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 19, 2005

DOLBY LABORATORIES, INC.

By:	/S/ KEVIN J. YEAMAN
Kevin J. Yeaman Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints N. W. Jasper, Jr. and Kevin J. Yeaman, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments in this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ RAY DOLBY Ray Dolby	Chairman of the Board	December 19, 2005

/S/ N. W. JASPER, JR. N. W. Jasper, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	December 19, 2005

/S/ KEVIN J. YEAMAN Kevin J. Yeaman	Chief Financial Officer (Principal Accounting and Financial Officer)	December 19, 2005

/S/ PETER GOTCHER Peter Gotcher	Director	December 19, 2005

/S/ SANFORD ROBERTSON Sanford Robertson	Director	December 19, 2005

/S/ ROGER SIBONI Roger Siboni	Director	December 19, 2005

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date
2.1*	Asset Contribution Agreement dated November 19, 2004, by and between the Registrant, Dolby Laboratories Licensing Corporation, Ray Dolby individually, Ray Dolby as Trustee for the Ray Dolby Trust under the Dolby Family Trust instrument dated May 7, 1999, and Ray and Dagmar Dolby Investments L.P.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005

3.2	Form of Amended and Restated Bylaws	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

10.1*	Form of Indemnification Agreement to be entered into between the Registrant and its Directors and Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.2*	2000 Stock Incentive Plan, as amended	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 3	January 31, 2005

10.3*	2005 Stock Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.4*	Employee Stock Purchase Plan (“ESPP”)

10.5*	Senior Executive Supplemental Retirement Plan	Current Report on Form 8-K	August 3, 2005

10.6*	Description of Dolby Annual Incentive Plan for Fiscal 2005	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005

10.7*	Funded Unapproved Retirement Benefits Scheme (United Kingdom) for David Watts	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.8*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.9*	Form of Stock Option Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 11, 2005

10.10*	Form of Executive Stock Option Agreement under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.11*	Form of Executive Stock Option Agreement—United Kingdom under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date
10.12*	Form of Stock Option Agreement—United Kingdom under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.13*	Form of Stock Option Agreement—Hong Kong under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.14*	Form of Stock Option Agreement—International under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.15*	Form of Stock Appreciation Right Agreement—International under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.16*	Form of Subscription Agreement under the ESPP—U.S. Employees	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005

10.17*	Form of Subscription Agreement under the ESPP—U.K. Employees

10.18*	Form of Subscription Agreement under the ESPP—Hong Kong Employees

10.19*	Form of Subscription Agreement under the ESPP—France Employees

10.20*	Form of Subscription Agreement under the ESPP—Non-U.S. Employees

10.21*	Offer Letter dated September 28, 2000, by and between Martin A. Jaffe and Dolby Laboratories, Inc., a California corporation	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.22*	Offer Letter dated October 23, 2003, by and between Mark S. Anderson and Dolby Laboratories, Inc., a California corporation	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.23*	At-Will Employment, Proprietary Rights, Non-Disclosure and No Conflicts-of-Interest Agreement, dated November 19, 2004, by and between Ray Dolby and Dolby Laboratories, Inc.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

10.24*	Employment Transition Agreement dated January 26, 2005 by and between Janet Daly and Dolby Laboratories, Inc.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 3	January 31, 2005

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date
10.25*	Offer Letter dated October 4, 2005, by and between Kevin Yeaman and Dolby Laboratories, Inc., a California corporation

10.26*	Lease for 100 Potrero Avenue, San Francisco, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.27*	Lease for 999 Brannan Street, San Francisco, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.28*	Lease for 175 South Hill Drive, Brisbane, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.29*	Lease for 3601 West Alameda Avenue, Burbank, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.30*	Leases for Wootton Bassett, England facilities	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.31†	License Agreement effective January 1, 1992 by and between GTE Laboratories Incorporated and Dolby Laboratories Licensing Corporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

21.1	List of significant subsidiaries of the Registrant

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

*	Denotes a management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted for portions of this exhibit.