Form 10-Q
period 2005-12-30
Dolby Laboratories, Inc.
filed 2006-02-08
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On February 1, 2006, the registrant had 35,070,746 shares of Class A common stock, par value $0.001 per share, and 70,098,055 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	December 30, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$372,403	$404,502
Restricted cash	205	185
Accounts receivable, net of allowances	25,221	30,381
Inventories	11,722	10,409
Income tax receivable	8,021	1,244
Deferred income taxes	31,183	33,238
Prepaid expenses and other current assets	5,433	3,336

Total current assets	454,188	483,295
Property, plant and equipment, net	76,462	75,258
Intangible assets, net	17,184	16,576
Goodwill	23,865	23,245
Long-term deferred income taxes	6,781	7,282
Other assets	7,797	8,115

Total assets	$586,277	$613,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$65,126	$65,487
Income taxes payable	3,054	1,579
Current portion of debt	1,346	1,352
Deferred revenues	3,268	5,121

Total current liabilities	72,794	73,539
Long-term debt	12,124	11,679
Other non-current liabilities	21,956	22,390

Total liabilities	106,874	107,608
Controlling interest	18,264	18,144
Stockholders’ equity:
Class A common stock	33	34
Class B common stock	71	71
Additional paid-in capital	308,354	293,174
Deferred stock-based compensation	(26,422)	—
Retained earnings	177,369	194,638
Accumulated other comprehensive income	1,734	102

Total stockholders’ equity	461,139	488,019

Total liabilities and stockholders’ equity	$586,277	$613,771

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended
	December 31, 2004	December 30, 2005
	(unaudited)
Revenue:
Licensing	$62,191	$68,982
Product sales	16,487	16,004
Production services	5,585	6,039

Total revenue	84,263	91,025

Cost of revenue:
Cost of licensing	16,149	6,601
Cost of product sales (1)	8,812	12,681
Cost of production services (1)	2,015	2,889

Total cost of revenue	26,976	22,171

Gross margin	57,287	68,854

Operating expenses:
Selling, general and administrative (1)	32,857	36,537
Research and development (1)	8,289	7,942
Settlements	(2,000)	—

Total operating expenses	39,146	44,479

Operating income	18,141	24,375
Other income, net	287	3,699

Income before provision for income taxes and controlling interest	18,428	28,074
Provision for income taxes	7,743	10,486

Income before controlling interest	10,685	17,588
Controlling interest in net income, net of tax	(308)	(319)

Net income	$10,377	$17,269

Basic earnings per share	$0.12	$0.17
Diluted earnings per share	$0.11	$0.16
Weighted-average shares outstanding (basic)	86,788	104,295
Weighted-average shares outstanding (diluted)	97,819	110,190
Expense for royalties payable to related party	$11,053	$—
Expense for rent payable to related party	873	873
(1) Stock-based compensation included above was classified as follows:
Cost of product sales	$54	$202
Cost of production services	26	130
Selling, general and administrative	2,187	4,104
Research and development	681	673

Total stock-based compensation	$2,948	$5,109

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Quarter Ended
	December 31, 2004	December 30, 2005
	(unaudited)
Operating activities:
Net income	$10,377	$17,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,327	3,110
Stock-based compensation expense	2,948	5,109
Excess tax benefit from exercise of stock options	—	(3,449)
Provision for doubtful accounts	586	75
Deferred income taxes	(2,055)	(2,698)
Other non-cash items affecting net income	483	(84)
Changes in operating assets and liabilities:
Restricted cash	—	20
Accounts receivable	7,580	(5,405)
Inventories	(1,082)	1,219
Prepaid expenses and other current assets	(1,739)	1,891
Accounts payable and accrued liabilities	(3,789)	586
Accounts payable and accrued royalties due to related parties	9,308	—
Income taxes, net	6,022	8,852
Deferred revenues	(242)	2,135
Other non-current liabilities	282	77

Net cash provided by operating activities	31,006	28,707

Investing activities:
Purchases of property, plant and equipment	(4,966)	(1,910)
Acquisitions, net of cash acquired	(256)	—
Purchase of intangible assets	(11,002)	—
Proceeds from sale of equipment	33	—

Net cash used in investing activities	(16,191)	(1,910)

Financing activities:
Payments on debt	(322)	(329)
Proceeds from the exercise of Class B stock options	468	1,258
Issuance of Class A common stock from ESPP purchase	—	1,501
Excess tax benefit from exercise of stock options	—	3,449
Repurchases of Class B common stock	(72)	—

Net cash provided by financing activities	74	5,879

Effect of foreign exchange rate changes on cash and cash equivalents	487	(577)

Net increase in cash and cash equivalents	15,376	32,099
Cash and cash equivalents at beginning of year	78,711	372,403

Cash and cash equivalents at end of quarter	$94,087	$404,502

Supplemental disclosure:
Cash paid for income taxes	$3,772	$4,320
Cash paid for interest	283	242

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Summary of Business and Significant Accounting Policies

Dolby Laboratories, Inc. (Dolby Laboratories, we or us), a Delaware corporation, develops and delivers innovative products and technologies that make the entertainment experience more realistic and immersive in theatres, homes, automobiles and elsewhere. Ray Dolby, our principal stockholder, founded Dolby Laboratories in 1965 to develop noise reduction technologies. Today, we deliver a broad range of sound technologies for use in both professional and consumer applications. In recent years we have expanded our focus to include other technologies that facilitate the delivery of digital entertainment. We conduct our business on a global basis.

Unaudited Interim Financial Statements

The accompanying interim consolidated balance sheet as of December 30, 2005, the consolidated statements of operations for the fiscal quarters ended December 31, 2004 and December 30, 2005 and the consolidated statements of cash flows for the fiscal quarters ended December 31, 2004 and December 30, 2005 are unaudited. These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended September 30, 2005 and include all adjustments necessary for fair presentation. The results for the fiscal quarter ended December 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 29, 2006. The fiscal quarter ended December 30, 2005 consisted of 13 weeks as compared to the fiscal quarter ended December 31, 2004, which consisted of 14 weeks. Our 2006 fiscal year consists of 52 weeks and ends on September 29, 2006. Our 2005 fiscal year consisted of 53 weeks and ended on September 30, 2005.

The accompanying interim financial statements are prepared in accordance with Securities and Exchange Commission rules and regulations, which allow certain information and footnote disclosures, normally included in annual financial statements, to be condensed or omitted. As a result, the accompanying interim financial statements should be read in conjunction with our consolidated financial statements for the year ended September 30, 2005, included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include valuation allowances for receivables, inventories, goodwill, intangible assets, stock-based compensation and deferred income tax assets. Actual results could differ from our estimates.

Per Share Data

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of Class A common stock and Class B common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares of Class A common stock and Class B common stock outstanding and the potential number of shares of dilutive Class A common stock and Class B common stock equivalents outstanding during the period. The dilutive shares are comprised entirely of options to purchase shares of Class A common stock and Class B common stock.

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Quarter Ended
	December 31, 2004	December 30, 2005
	(unaudited) (in thousands, except per share amounts)
Numerator:
Net income	$10,377	$17,269

Denominator:
Weighted-average shares outstanding (basic)	86,788	104,295
Common stock equivalents from options to purchase Class A common stock and Class B common stock	11,031	5,895

Weighted-average shares outstanding (diluted)	97,819	110,190

Basic earnings per share	$0.12	$0.17
Diluted earnings per share	$0.11	$0.16

A total of zero and 1,765,475 options were excluded from the calculation for the first quarter of fiscal 2005 and the first quarter of fiscal 2006, respectively, because their inclusion would have been anti-dilutive.

Stock-Based Compensation

On October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R) using the modified prospective application transition method. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. Previously, we had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In the first quarter of fiscal 2006, we recorded stock-based compensation expense of $5.1 million under the fair-value provisions of SFAS 123R, compared to $2.9 million in the first quarter of fiscal 2005 under the provisions of APB 25 and related interpretations. In addition, the deferred compensation balance of $26.4 million related to stock-based awards accounted for under APB 25 as of September 30, 2005 was eliminated and there was a corresponding reduction in additional paid-in capital. See Note 4 “Stock-Based Compensation” for further discussion.

Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments, which are reflected as a component of stockholders’ equity. The components of comprehensive income, net of tax, were as follows:

	Fiscal Quarter Ended
	December 31, 2004	December 30, 2005
	(unaudited)
	(in thousands)
Net income	$10,377	$17,269
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	1,036	(1,632)

Comprehensive income	$11,413	$15,637

2.	Composition of Certain Financial Statement Captions

Restricted Cash

Restricted cash includes deposits from new customers that, in accordance with certain of our licensing agreements, remain in escrow until we have rightful ownership of the funds, which occurs upon delivery of certain materials.

Accounts Receivable

Accounts receivable consists of the following:

	September 30, 2005	December 30, 2005
		(unaudited)
	(in thousands)
Trade accounts receivable, licensing	$4,046	$6,628
Trade accounts receivable, products and services	9,349	9,083
Amounts receivable related to patent administration program	12,994	16,149
Other accounts receivable	862	641

	27,251	32,501
Less: Allowance for doubtful accounts	(2,030)	(2,120)

Accounts receivable, net	$25,221	$30,381

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2005	December 30, 2005
		(unaudited)
	(in thousands)
Raw material	$2,376	$2,735
Work in process	1,571	1,919
Finished goods	7,775	5,755

Total	$11,722	$10,409

Goodwill and Intangible Assets

Following is a summary of goodwill and intangible assets:

	September 30, 2005	December 30, 2005
		(unaudited)
	(in thousands)
Amortized intangible assets:
Patents	$4,489	$4,436
Acquired technology	3,796	3,745
Other intangibles	11,507	11,498

	19,792	19,679
Less: Accumulated amortization	(2,608)	(3,103)

Intangible assets, net	$17,184	$16,576

Non-amortized intangible assets:
Goodwill	$23,865	$23,245

Amortization expense associated with our intangible assets was $0.2 million and $0.5 million for the first quarter of fiscal 2005 and 2006, respectively, and is included in cost of licensing, cost of product sales and selling, general and administrative expenses in the accompanying consolidated statements of operations. The decrease in goodwill from September 30, 2005 to December 30, 2005 was due to fluctuations in foreign exchange rates.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2005	December 30, 2005
		(unaudited)
	(in thousands)
Accounts payable	$6,539	$4,393
Accrued compensation and benefits	18,374	17,198
Accrued royalties	4,762	6,069
Accrued professional fees	2,495	2,538
Current portion of litigation settlement	2,417	2,611
Amounts payable to patent pool partners	23,303	25,927
Other accrued liabilities	7,236	6,751

Total accounts payable and accrued liabilities	$65,126	$65,487

3.	Segment Information

Operating Segments

Our chief operating decision maker is our Chief Executive Officer (CEO). While the CEO evaluates results in a number of different ways, the primary basis for which the allocation of resources and financial results is assessed is by examining our business in two operating segments: our technology licensing segment and our products and services segment. The technology licensing segment licenses technology, trademarks and know-how to consumer electronics, personal computer, broadcast, automotive and professional audio companies and administers third-party patent-only licenses. The products and services segment provides professional products to movie theatres and to the recording, broadcast, cable and video post-production industries. Additionally, this segment provides services to broadcast, film production and distribution companies.

Accounting policies for each of the operating segments are the same as those used on a consolidated basis. Our reportable segment information for the fiscal quarters ended December 31, 2004 and December 30, 2005 is as follows:

	Revenue
	Fiscal Quarter Ended
	December 31, 2004	December 30, 2005
	(unaudited) (in thousands)
Technology licensing	$62,191	$68,982
Products and services	22,072	22,043

Total revenue	$84,263	$91,025

	Gross Margin
	Fiscal Quarter Ended
	December 31, 2004	December 30, 2005
	(unaudited) (in thousands)
Technology licensing	$46,042	$62,381
Products and services	11,245	6,473

Total gross margin	$57,287	$68,854

	Reconciliation to Income before Provision for Income Taxes and Controlling Interest
	Fiscal Quarter Ended
	December 31, 2004	December 30, 2005
	(unaudited)
	(in thousands)
Total segment gross margin	$57,287	$68,854
Operating expenses	(39,146)	(44,479)
Other income, net	287	3,699

Total income before provision for income taxes and controlling interest	$18,428	$28,074

Geographic Data

	Revenue by Geographic Region
	Fiscal Quarter Ended
	December 31, 2004	December 30, 2005
	(unaudited)
	(in thousands)
United States	$20,656	$22,991
International	63,607	68,034

Total revenue	$84,263	$91,025

Revenue by geographic region was determined based on the location of our licensees for licensing revenue, the location of our direct customers for product sales, and the location where services were performed for production services revenue. Revenue generated from customers in Japan accounted for 25% of total revenue in the first quarter of both fiscal 2005 and 2006. Revenue generated from customers in China accounted for 11% and 9% of total revenue for the first quarter of fiscal 2005 and 2006, respectively. In the first quarter of fiscal 2005 and 2006, no single customer accounted for more than 10% of total revenue.

We do not track capital expenditures or assets by geographic region. Consequently, it is not practical to show assets by geographic region.

4.	Stock-Based Compensation

We utilize stock-based awards as a form of compensation for employees, officers, directors and non-employee consultants. On October 1, 2005, we adopted the provisions of SFAS 123R using the modified prospective application transition method. Under the modified prospective method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. The table below shows net income and earnings per share as if the fair-value method required by SFAS 123R had been applied to periods prior to our actual date of adoption:

Fiscal Quarter Ended
December 31, 2004
(unaudited)
(in thousands, except per share amounts)
Net income as reported	$10,377
Stock-based compensation included in net income as reported, net of tax	2,709
Stock-based compensation under the fair-value method, net of tax	(3,525)

Pro forma net income	$9,561

Basic earnings per share
As reported	$0.12
Pro forma	$0.11
Diluted earnings per share
As reported	$0.11
Pro forma	$0.10

For the first quarter of fiscal 2006, net income included $5.1 million in stock-based compensation expense and $3.8 million in tax benefits related to stock-based compensation arrangements. For the first quarter of fiscal 2005, net income included $2.9 million in stock-based compensation expense and no tax benefits related to stock-based compensation arrangements.

We have issued stock-based awards in the form of stock options, stock appreciation rights, employee stock purchase plans and stock grants. Below is a summary of the different types of stock-based awards issued under our stock plans:

Stock Options. We have granted stock options to our employees, officers and directors under our 2005 Stock Plan and our 2000 Stock Incentive Plan. Stock options are generally granted at fair market value on the date of grant. In connection with the preparation of the financial statements for our initial public offering, we applied hindsight to reassess the fair value of our common stock during fiscal 2004 and the first quarter of fiscal 2005. This resulted in stock options with grant prices that were lower than the reassessed fair value at the time of grant. Options granted to employees and officers generally vest over 4 years, with equal annual cliff-vesting and expire after 10 years or 3 months after termination of service. Options granted to outside directors generally vest over 3 years. All options granted vest over the requisite service period and are settleable through issuance of shares of Dolby Laboratories common stock. Upon the exercise of stock options, we issue new shares of Class B common stock under the 2000 Stock Incentive Plan and new shares of Class A common stock under the 2005 Stock Plan. We utilize a Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. The fair value of our stock-based awards was estimated using the following weighted-average assumptions for the first quarter of fiscal 2005 and fiscal 2006:

	Fiscal Quarter Ended
	December 31, 2004	December 30, 2005
	(unaudited)
Expected term (in years)	6.00	6.25
Risk-free interest rate	4.2%	4.4%
Expected stock price volatility	82.4%	50.0%
Dividend yield	-	-

To determine the expected term of our employee stock options granted in the first quarter of fiscal 2006 we utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), which resulted in an expected term of 6.25 years. To determine the risk-free interest rate we utilized an average interest rate based on U.S. Treasury instruments whose term was consistent with the expected term of our awards. To determine the expected stock price volatility we first examined historical volatilities for our common stock and those of our peers. In addition, we considered the implied volatilities of our publicly-traded options and those publicly-traded options of our peers with similar terms to those of our employee stock options. We then utilized a weighted average of historical and implied volatility to determine our expected stock price volatility.

Included in stock-based compensation expense for the first quarter of fiscal 2006 was $4.3 million related to employee stock options under the provisions of SFAS 123R, net of estimated forfeitures. Total unrecorded stock-based compensation cost at December 30, 2005 associated with employee stock options was $41.4 million, which is expected to be recognized over a weighted average period of 2.7 years.

Non-Employee Stock Options. We have also granted stock options to employees whose status changed to non-employee consultants subsequent to the dates of grant. In the first quarter of fiscal 2006, we recognized $0.7 million of stock-based compensation expense related to stock options issued to non-employee consultants. In accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18), compensation cost for options issued to non-employee consultants is determined based on the fair value at the end of each reporting period. We utilized a Black-Scholes option pricing model to determine the fair value of the services provided, and recognize compensation over the service period.

The following table summarizes information about stock options issued to officers, directors, employees and non-employee consultants under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 30, 2005	11,917	$4.11
Grants	195	16.68
Exercises	(739)	1.69
Cancellations	(41)	5.53

Options outstanding at December 30, 2005	11,332	$4.48	7.6	$145,432

Options exercisable at December 30, 2005	4,459	$1.64	7.2	$68,728

The following table summarizes the grant-date fair values for non-vested stock options during the period:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Non-vested options at September 30, 2005	6,886	$7.99
Grants	195	9.00
Vested	(202)	9.26
Forfeited	(41)	8.08

Non-vested options at December 30, 2005	6,838	$7.97

The weighted-average fair values of stock options granted during the first quarter of fiscal 2005 and the first quarter of 2006 were $10.96 and $9.00 per option, respectively. The total intrinsic value of stock options exercised was $1.3 million and $11.2 million during the first quarter of fiscal 2005 and the first quarter of fiscal 2006, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 30, 2005:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$1.00 - $1.50	4,003	5.6	$1.26	3,106	$1.26
$1.51 - $6.50	5,647	8.4	2.56	1,353	2.51
$6.51 - $15.50	151	9.2	14.72	—	—
$15.51 - $22.75	1,531	9.5	18.95	—	—

	11,332			4,459

Stock Appreciation Rights. As of December 30, 2005, a total of 45,650 stock appreciation rights were outstanding. These awards have similar terms as our employee stock options, but are settled in cash rather than in shares of common stock and are classified as liability awards. Under APB 25, compensation cost for these awards was recognized at the intrinsic value. Under the provisions of SFAS 123R, compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. To determine the fair value of these awards, we utilized a Black-Scholes option pricing model. Included in stock-based compensation expense in the first quarter of fiscal 2006 was $0.1 million related to stock appreciation rights.

Employee Stock Purchase Plan. We have an employee stock purchase plan (ESPP). During the first quarter of fiscal 2006, the terms of our ESPP were considered compensatory under the provisions of SFAS 123R because they contained a look-back provision. Therefore, we recorded stock-based compensation expense based on the fair value of the unvested awards as of the beginning of fiscal 2006. On November 15, 2005, we issued 100,956 shares of Class A common stock under the first ESPP offering. The second offering period started on November 16, 2005. The second and all future offerings are non-compensatory under SFAS 123R and, therefore, no future stock-based compensation expense is expected to be recognized associated with our ESPP. At December 30, 2005, there were

899,044 shares of Class A common stock available for issuance under the ESPP. Included in stock-based compensation expense in the first quarter of fiscal 2006 was $0.1 million related to our ESPP.

5.	Related Party Transactions

Prior to our initial public offering, we had licensing and royalty agreements with Ray Dolby and his affiliates for the use of patents on which a portion of our operations is based. Under these agreements we recorded expenses for royalty obligations to Ray Dolby of $11.1 million for the fiscal quarter ended December 31, 2004. These amounts are included in cost of licensing and cost of product sales in the accompanying consolidated statements of operations, depending on the nature of the licensed technology. On February 16, 2005, Ray Dolby contributed to us all rights in the intellectual property related to our business that he and his affiliates held. In connection with the asset contribution, our previous licensing arrangements with Ray Dolby terminated, and we have no further obligation to pay royalties to Ray Dolby. Consequently, we did not record any expenses for royalty obligations to Ray Dolby subsequent to February 16, 2005.

6.	Legal Proceedings

In May 2001, we filed a lawsuit against Lucent Technologies, Inc. and Lucent Technologies Guardian I, LLC together “Lucent,” contending that Lucent was wrongly asserting that our licensees using Dolby AC-3 audio compression technology required licenses to the patents at issue and seeking a declaration that the patents at issue are not infringed and/or are invalid. Lucent filed a counterclaim alleging that we have infringed the patents at issue. These patents generally involve a process and means for digitally encoding and decoding audio signals. On April 22, 2005, the U.S. District Court for the Northern District of California granted our motions for summary judgment, finding that we have not infringed, induced others to infringe, or contributed to the infringement of the patents at issue. In granting summary judgment of non-infringement, the court found that Lucent had not presented evidence from which a reasonable fact-finder could find that Dolby AC-3 technology infringes the patents at issue. In light of the Court’s finding of non-infringement, it dismissed our claims that the Lucent patents are invalid. Lucent has appealed the court’s April 22, 2005 ruling granting summary judgment of non-infringement to the United States Federal Circuit Court of Appeals.

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet using a discount rate of 5.125%, which approximated our incremental cost of borrowing rate. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of December 30, 2005, we had $18.0 million remaining to be paid under this settlement.

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

7.	Subsequent Events

On December 31, 2005, we entered into lease agreements with our Chairman and founder Ray Dolby for the premises located at 100, 130, and 140 Potrero Avenue, San Francisco, California. We have leased our principal executive offices located at 100 Potrero Avenue, San Francisco, California since 1980, and the prior lease for this property expired on December 31, 2005. These leases were negotiated with the assistance of real estate brokers based on fair market rents and lease terms of comparable properties located in the area. We believe that these leases were entered into on a reasonable fair market basis.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: statements regarding demand for and future revenues from the sale of consumer electronics products incorporating our products and/or services domestically and overseas; growth opportunities in the consumer electronics market; diversification of sources of licensing revenue; demand for and profitability of our professional products and services; our critical accounting policies, including those regarding goodwill, accounting for income taxes, personal holding company matters and stock-based compensation; foreign currency exchange risk and statements regarding the sufficiency of our cash reserves for the next twelve months. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including: the rate of growth of the DVD player market domestically and overseas; the rate of adoption of next-generation DVD players; the extent to which consumers elect to purchase lower-end DVD players; the extent to which professionals using our equipment continue to demand innovative technology solutions developed by us; the rate of conversion to digital cinema; our ability to tailor our traditional model of selling to respond to market trends; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our cash needs for the next twelve months; and risks set forth in the section entitled “Risk Factors” and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results. The periods presented herein consist of our first quarters of fiscal years 2005 and 2006. Our fiscal quarter period ended December 31, 2004 consisted of 14 weeks, compared to the fiscal quarter ended December 30, 2005, which consisted of 13 weeks. Our 2006 fiscal year consists of 52 weeks and ends on September 29, 2006.

Overview

Dolby Laboratories develops and delivers innovative products and technologies that make the entertainment experience more realistic and immersive in theatres, homes, automobiles and elsewhere. Ray Dolby founded Dolby Laboratories in 1965 to develop noise reduction technologies. Today, we deliver a broad range of sound technologies for use in both professional and consumer applications. In addition, in recent years we have expanded our focus to include other technologies that facilitate the delivery of digital entertainment.

We conduct our business in two segments: our technology licensing segment and our products and services segment.

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

We are a global organization. We have licensed our technologies to manufacturers of consumer electronics products in nearly 30 countries, including countries in North America, Europe and Asia. In fiscal 2003, 2004, 2005, and the first quarter of fiscal 2006, revenue from licensees outside the United States represented 80%, 80%, 76% and 78% of our licensing revenue, respectively. Our licensees distribute consumer electronics products incorporating our technologies throughout the world. We sell our professional products and production services in over 50 countries. In fiscal 2003, 2004, 2005, and the first quarter of fiscal 2006, revenue from sales outside the United States represented 60%, 59%, 61% and 64% of our professional products sales and production services revenue, respectively. Nearly all of our revenue is derived from transactions denominated in United States dollars.

Management Discussion Regarding Opportunities, Challenges and Risks

Our Technology Licensing Segment

We categorize our technology licensing segment into a variety of markets:

•	Consumer electronics market – primarily comprised of DVD players, DVD recorders, audio/video receivers and home-theatres-in-a-box.

•	Personal computer market – primarily comprised of software DVD players.

•	Broadcast market – primarily comprised of digital televisions and set-top boxes.

•	Gaming market – primarily comprised of video game consoles.

•	Automotive market – primarily comprised of in-car entertainment products.

•	Licensing services – revenue from patent pool administration performed by our subsidiary Via Licensing.

Traditionally, the consumer electronics market has been our largest market representing over 50% of our licensing revenue and has been driven primarily by revenues attributable to DVD player sales. We anticipate that revenue from this market may remain flat or decline in fiscal 2006 due to the continued maturation of the market for traditional consumer DVD players. Also, the industry has experienced a movement by discount retailers towards lower-end Chinese-made DVD players which we believe poses challenges in royalty collection and intellectual property enforcement in China. Additionally, some manufacturers are reducing the complexity of their low-end DVD players, thereby decreasing the number of processors on which we earn licensing revenue.

There continues to be a number of growth opportunities in the consumer electronics market, such as next generation DVD players for high-definition content and recordable DVD players. In anticipation of the introduction of the next generation DVD players, we have worked with developers to ensure that our technologies will be included as a standard audio format. Our Dolby Digital, Dolby Digital Plus and MLP Lossless technologies have been selected as a mandatory standard audio format in the High-Definition Digital Versatile Disc (HD-DVD) format. Dolby Digital has been selected as a mandatory standard audio format and Dolby Digital Plus and MLP Lossless have been selected as optional audio standards in the Blu-ray format. However, the release and consumer adoption of next generation DVD players has been delayed due in part to the competing HD-DVD and Blu-ray formats. Consequently, we expect our ability to generate royalties from incorporation of our technology in next generation DVD players will also be delayed. Currently, adoption of recordable DVD players has been slower than anticipated.

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

We expect that sales of products incorporating our technologies in China and India will increase in the future, as consumers in these geographical markets have more disposable income and consequently increase purchases of entertainment products with surround sound capabilities for use in homes, automobiles and elsewhere, although there can be no assurance that this will occur. We also expect that Chinese manufacturers will increase production of these products in the future to satisfy this increased demand. Associated with opportunities of doing business in China are unique risks that have and will continue to affect our operating results, such as manufacturers failing to report or underreporting product shipments.

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

Sales of our professional products and production services tend to fluctuate based on the underlying trends in the motion picture industry. In part, this is because our products have been so widely adopted in this industry. When box office receipts for the motion picture industry increase, we have typically seen sales of our professional products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced cinema products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to upgrade their systems or build new theatres. Our professional product sales are also subject to fluctuations based on events and conditions in the cinema industry that may or may not be tied to box office receipts in particular periods. In fiscal 2005 and in the first quarter of fiscal 2006, decreased box office receipts and changes within the cinema industry, including recent restructuring and consolidations by U.S. cinemas, appear to have delayed purchasing decisions by cinema owners. To a lesser extent, the sale of our professional products is influenced by the launch of new digital services by broadcasters. Our production services revenue, both in the United States and internationally, is also tied to the strength of the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work-stoppages within the motion picture industry, as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

We are also committed to helping the motion picture industry develop system solutions for digital cinema; this continues to be a major initiative in our products and services segment. Digital cinema offers the motion picture industry possible means to achieve substantial cost savings in printing and distributing movies, to combat piracy, and to enable movies to be played repeatedly without degradation in image and audio quality. It also provides additional revenue opportunities for cinema operators, as concerts and sporting events already in digital format could be broadcast live via satellite to digitally-equipped theatres. The cinema industry is in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. As this market evolves, we are continuing to investigate other opportunities, in addition to our traditional model of selling our products directly to our customers. Industry participants are discussing various business models to facilitate adoption of digital cinema by allocating the costs among industry participants, but no arrangements have yet emerged as definitive business models that will result in significant installations of digital cinema systems. These opportunities have inherent risks. Digital cinema may require a significant investment per screen by cinema operators. If the market for digital cinema develops more slowly than we anticipate, or if our technologies, products and services for this market are not widely adopted, our significant investment in developing digital cinema technology may not yield the returns we anticipate. In addition, a number of competitors and potential competitors are developing similar or alternative solutions for digital cinema, some of which may provide cost or technological advantages over our products, technologies and services.

In an effort to encourage the motion picture industry to increase the pace of conversion to digital cinema, in the third quarter of fiscal 2005, we entered into a collaboration agreement with Walt Disney Pictures and Television to deploy digital cinema systems in selected theatres throughout the U.S. in connection with the theatrical release of Chicken Little in the first quarter of fiscal 2006. We funded the majority of the equipment and installation costs related to this deployment, resulting in a total expense of $1.4 million and $6.4 million to cost of product sales and cost of production services in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, respectively. While the primary reason for this investment was to establish us as a leader in digital cinema, we also expect to receive a fee each time a digital print is delivered, which we refer to as a virtual print fee, from participating studios that deliver digital prints for exhibition on the systems installed in this deployment.

In recent years, our products and services segment has grown more slowly than our technology licensing segment. In addition, the profit margin for our products and services segment has been lower than our technology licensing segment and is expected to remain so. The future deployment of digital cinema equipment associated with the collaboration with Walt Disney Pictures and Television as well as other potential arrangements may have an impact on our gross margin.

Pro Forma Presentation

Prior to our initial public offering, Ray Dolby retained ownership of the intellectual property he created related to our business and licensed those rights to us in exchange for royalty payments. In connection with our initial public offering, Ray Dolby contributed to us all of these intellectual property rights on February 16, 2005. As a result of this contribution, all of our licensing agreements with Ray Dolby terminated and we are no longer obligated to pay royalties to Ray Dolby for the use of his intellectual property rights. The pro forma financial information included in this discussion gives effect to the asset contribution as though it had been completed prior to the first quarter of fiscal 2005. We believe the pro forma results to be meaningful as they enable comparison of pre- and post-asset contribution on our operating results. The pro forma results presented below are not necessarily indicative of financial results to be achieved in future periods. The pro forma adjustments reverse the effects of $11.1 million in royalties payable to Ray Dolby that were recorded in the first quarter of fiscal 2005. As these agreements were terminated as a result of the contribution in the second quarter of fiscal 2005, there are no pro forma adjustments made to our results for the first quarter of fiscal 2006.

The following table shows the pro forma effects of the asset contribution made by Ray Dolby described above on the respective line items of our consolidated statements of operations:

	Fiscal Quarter Ended
	December 31, 2004	December 30, 2005
	(unaudited) (in thousands)
Net income	$10,377	$17,269

Adjustments to pro forma net income by line item:
Cost of licensing	10,151	—
Cost of product sales	902	—
Provision for income taxes	(4,517)	—

Pro forma net income	$16,913	$17,269

The following pro forma results presented below are not necessarily indicative of the results expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 29, 2006:

	Fiscal Quarter Ended
	December 31, 2004	December 30, 2005
	(pro forma)
	(unaudited)
	(in thousands, except per share amounts)
Revenue:
Licensing	$62,191	$68,982
Product sales	16,487	16,004
Production services	5,585	6,039

Total revenue	84,263	91,025

Cost of revenue:
Cost of licensing	5,998	6,601
Cost of product sales (1)	7,910	12,681
Cost of production services (1)	2,015	2,889

Total cost of revenue	15,923	22,171

Gross margin	68,340	68,854

Operating expenses:
Selling, general and administrative (1)	32,857	36,537
Research and development (1)	8,289	7,942
Settlements	(2,000)	—

Total operating expenses	39,146	44,479

Operating income	29,194	24,375
Other income, net	287	3,699

Income before provision for income taxes and controlling interest	29,481	28,074
Provision for income taxes	12,260	10,486

Income before controlling interest	17,221	17,588
Controlling interest in net income, net of tax	(308)	(319)

Net income	$16,913	$17,269

Basic earnings per share	$0.19	$0.17
Diluted earnings per share	$0.17	$0.16

Weighted-average shares outstanding (basic)	86,788	104,295
Weighted-average shares outstanding (diluted)	97,819	110,190

(1) Stock-based compensation included above was classified as follows:
Cost of product sales	$54	$202
Cost of production services	26	130
Selling, general and administrative	2,187	4,104
Research and development	681	673

Total stock-based compensation	$2,948	$5,109

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures in this Form 10-Q. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

The following are our critical accounting policies because we believe they are both important to the portrayal of our financial condition and results of operations and require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters bearing risks on our future results of operations.

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

Allowance for Doubtful Accounts

We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for doubtful accounts based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness and geographic risk. Actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated statements of operations and our financial condition. Our allowance for doubtful accounts totaled $2.1 million at December 30, 2005. An incremental change of 1% in our allowance for doubtful accounts as a percentage of trade accounts receivables would have a $0.2 million increase or decrease in our operating results.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142, among other things, established new standards for goodwill acquired in a business combination, eliminated the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. This value is determined by using a discounted cash-flow model which considers a number of factors, including estimated future cash-flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimation of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. Our fiscal 2005 impairment test of goodwill, which was performed in the third fiscal quarter, resulted in no impairment charge. Fluctuations in our fair value, which may result from changes in economic conditions, our results of operations and other factors, relative to the carrying value, could result in impairment charges in future periods.

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

During fiscal 2005, and the first quarter of fiscal 2006, more than 50% of the value of our stock was held by Ray Dolby and stockholders considered affiliated with him pursuant to the stock ownership attribution rules applicable to personal holding companies. We expect this will continue to be the case in the foreseeable future. In addition, a significant portion of our income is from licensing fees, which may constitute personal holding company income. Currently, however, less than 60% of Dolby Laboratories’ adjusted ordinary gross income is personal holding company income.

Stock-Based Compensation

In the first quarter of fiscal 2006, we adopted the provisions of SFAS 123R for accounting for share-based payment arrangements. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. We estimate the fair value of stock options and employee stock purchase plan awards using the Black-Scholes valuation model as permitted by the provisions of SFAS 123R and SAB 107. To determine the fair value of our stock-based awards at the date of grant using the Black-Scholes model, we make assumptions about the expected stock price volatility of our common stock, employee exercise patterns, risk free interest rates, and expected dividend yield. Limitations on the effectiveness of the Black-Scholes option pricing model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable, and that the model requires the use of highly subjective assumptions including expected stock price volatility. In addition, under the provisions of SFAS 123R, we are required to make assumptions about the expected rate of forfeitures for our stock-based awards. Due to the limited amount of data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results can differ from our assumptions.

Results of Operations

Revenue

	Fiscal Quarter Ended		Change
	December 31, 2004	December 30, 2005	$	%
	(unaudited)
	($ in thousands)
Revenue:
Licensing	$62,191	$68,982	$6,791	11%
Percentage of total revenue	74%	76%
Product sales	16,487	16,004	(483)	(3%)
Percentage of total revenue	19%	17%
Production services	5,585	6,039	454	8%
Percentage of total revenue	7%	7%

Total revenue	$84,263	$91,025	$6,762	8%

Licensing. The $6.8 million, or 11%, increase in licensing revenue from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 was primarily due to increased sales by our licensees of their products that incorporate our technologies. The growth was driven by increases in revenue from our personal computer (PC) and gaming markets, and to a lesser extent, by our broadcast and automotive markets, as well as from revenue generated by our Via Licensing subsidiary. The increase in the PC market was driven by growth in sales of personal computer software DVD players. The growth in the gaming, broadcast and automotive markets was driven by sales of video game consoles, set-top boxes, digital televisions and in-car entertainment systems that incorporate our technologies. These increases were offset by a decrease in revenue from our consumer electronics market, primarily due to the continued maturation of the market for traditional DVD players and movement by manufacturers to reduce the complexity of their low-end DVD players, thereby decreasing the number of processors on which we earn licensing revenue.

Product Sales. The $0.5 million, or 3%, decrease in our product sales revenue from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 was principally attributable to a $1.2 million decrease in sales of our cinema products from the first quarter of fiscal 2005 primarily driven by continued weakness in world-wide box office receipts. This decrease was partially offset by an increase in broadcast product sales in Europe as broadcasters continued to increase their capabilities for broadcasting in Dolby Digital 5.1 surround sound.

Production Services. The $0.5 million, or 8%, increase in production services revenue from the first quarter of fiscal 2005 was primarily attributable to an increase related to services provided on international films, foreign language versions of those films and, to a lesser extent, services provided to encrypt films for awards group presentations.

Gross Margin

	Actual Fiscal Quarter Ended		Pro Forma Fiscal Quarter Ended
	December 31, 2004	December 30, 2005	December 31, 2004	December 30, 2005
	(unaudited)
Gross margin:
Licensing gross margin percentage	74%	90%	90%	90%
Product sales margin percentage	47%	21%	52%	21%
Production services gross margin percentage	64%	52%	64%	52%

Total gross margin percentage	68%	76%	81%	76%

Licensing Gross Margin. We license to our customers intellectual property that may be internally developed, acquired by us or licensed from other parties. Our cost of licensing consists principally of royalty obligations to third parties for the licensing of intellectual property rights that we sublicense as part of our licensing arrangements with our customers. Our cost of licensing also includes amortization expenses associated with purchased intangible assets. Prior to February 16, 2005, our cost of licensing included royalty obligations to Ray Dolby. On February 16, 2005, Ray Dolby contributed to us all rights in the intellectual property related to our business that he and his affiliates held. In connection with the asset contribution, our previous licensing arrangements with Ray Dolby terminated, and we have no further obligation to pay royalties to Ray Dolby. The increase in licensing gross margin from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 was due primarily to the elimination of royalty obligations to Ray Dolby as a result of the February 2005 contribution of his intellectual property rights.

Pro forma licensing gross margin for the first quarter of fiscal 2005 excludes $10.2 million of expenses we recorded for sublicensing royalty obligations to Ray Dolby.

Product Sales Gross Margin. Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. In addition, cost of product sales includes a $5.7 million charge recorded in the first quarter of fiscal 2006 in connection with our digital cinema collaboration with Walt Disney Pictures and Television discussed above in our product and services segment overview in the “Management Discussion Regarding Opportunities, Challenges and Risks” section. Prior to February 16, 2005, our cost of product sales also included royalty obligations for technologies we licensed from Ray Dolby. These royalty obligations terminated in connection with Ray Dolby’s asset contribution discussed above. In the first quarter of fiscal 2005, we recorded $0.9 million in royalty expenses to cost of product sales in connection with these obligations. The decrease in product sales gross margin for the first quarter of fiscal 2006 was primarily due to the charge recognized in connection with our digital cinema collaboration, partially offset by an increase due to the elimination of royalties due to Ray Dolby.

The decrease in pro forma product gross margin was due to the charge associated with the digital cinema collaboration discussed above, but was partially offset by higher than expected production levels, which reduced our actual per-unit overhead costs.

Production Services Gross Margin. Cost of production services consists of the payroll and benefits costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. In the first quarter of fiscal 2006, we recorded a charge of $0.7 million related to the digital cinema collaboration with Walt Disney Pictures and Television discussed above. Due to this charge, production services gross margin decreased from the first quarter of fiscal 2005 to the first quarter of fiscal 2006. Pro forma production services gross margin is not affected by royalty obligations to Ray Dolby.

Operating Expenses

	Fiscal Quarter Ended		Change
	December 31, 2004	December 30, 2005	$	%
	(unaudited)
	($ in thousands)
Operating expenses:
Selling, general and administrative	$32,857	$36,537	$3,680	11%
Percentage of total revenue	39%	40%
Research and development	8,289	7,942	(347)	(4)%
Percentage of total revenue	10%	9%
Settlements	(2,000)	—	2,000	—
Percentage of total revenue	(2%)	—

Total operating expenses	$39,146	$44,479	$5,333	14%

Selling, General and Administrative. Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, facility costs and professional service fees for our sales, marketing and administrative functions. The $3.7 million, or 11%, increase from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 was principally due to a $1.9 million increase in stock-based compensation expense due to the adoption of SFAS 123R, a $1.4 million increase in compensation and benefits costs due to growth in headcount and annual pay rates coupled with a $0.6 million rise in occupancy costs to accommodate our headcount growth. In addition, we incurred a $0.8 million charge in the first quarter of fiscal 2006 associated with recognizing the results of our subsidiary, Lake Technology Limited, on a current basis rather than one quarter in arrears, as well as increases in depreciation expense due to amortization of software implementations and leasehold improvements completed in fiscal 2005 and professional and consulting expenses due to IT support services. These increases were partially offset by a decrease of $1.5 million in promotional expenses as well as the inclusion of an additional week in the first quarter of fiscal 2005 compared to the 13 weeks included in the first quarter of fiscal 2006.

Research and Development. Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The $0.3 million, or 4%, decrease in research and development expense from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 was primarily driven by the inclusion of an additional week in the first quarter of fiscal 2005 compared to the 13 weeks of the first quarter of fiscal 2006 as well as a decrease in engineer consulting costs, partially offset by increased compensation and benefits costs due to growth in headcount and annual pay rates.

Settlements. Settlements include interest and penalties related to the collection of royalties and resolution of disputes in our favor or against us. Settlements of royalty disputes from licensees that specifically represent unpaid royalties are recorded as licensing revenue in the period payment is received, if all other revenue recognition criteria have been met. Settlements of other disputes, such as disputes with implementation licensees from which we typically do not receive royalties, are recorded as settlements. In the first quarter of fiscal 2005, we recognized $2.0 million in connection with the settlement of disputes with two of our implementation licensees regarding violation of the terms of their licensing agreements with us.

Other Income, Net

	Fiscal Quarter Ended		Change
	December 31, 2004	December 30, 2005	$	%
	(unaudited)
	($ in thousands)
Other income, net	$287	$3,699	$3,412	1,189%

Other income, net, primarily consists of interest income earned on cash and cash equivalent balances, offset by interest expense on outstanding balances on our facility debt obligations. Also included are gains and losses on interest rate swap agreements associated with our facility debt obligations and foreign exchange rate fluctuations. Other income, net was $3.7 million in the first quarter of fiscal 2006 compared to $0.3 million in the first quarter of fiscal 2005. The increase in the first quarter of fiscal 2006 was primarily due to increased interest earned on our higher cash and cash equivalent balances as a result of the February 2005 IPO.

Income Taxes

	Actual Fiscal Quarter Ended		Pro Forma Fiscal Quarter Ended
	December 31, 2004	December 30, 2005	December 31, 2004	December 30, 2005
	(unaudited)
	($ in thousands)
Income taxes:
Provision for income taxes	$7,743	$10,486	$12,260	$10,486
Effective tax rate	42%	37%	42%	37%

Our effective tax rate is based upon projection of annual fiscal year results. In the first quarter of fiscal 2005, our effective tax rate was 42%, while our effective tax rate for fiscal 2005 was 41%. Our effective tax rate for the first quarter of fiscal 2006 was 37%, lower than in the first quarter of fiscal 2005, primarily due to a smaller loss from a foreign subsidiary compared to the first quarter of fiscal 2005 and a change in the classification of certain stock-based awards. We expect our effective tax rate for fiscal year 2006 to be approximately 40% to 43%.

Liquidity and Capital Resources

Our financial position includes cash and cash equivalents of $372.4 million and $404.5 million at September 30, 2005 and December 30, 2005, respectively. We believe that our cash, cash equivalents and potential cash flow from operations will be sufficient to satisfy our cash requirements through at least the next 12 months.

Operating Activities

Our principal sources of liquidity are our cash and cash equivalents as well as the cash flow we generate from our operations. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain asset and liability balances. Our operating activities generated net cash of $31.0 million and $28.7 million in the first quarter of fiscal 2005 and the first quarter of fiscal 2006, respectively. The decrease in cash flow provided by operations from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 was due primarily to an increase in accounts receivable balances related to patent pool administration activities compared to the same quarter of fiscal 2005 and a decrease in accounts payable to related parties, partially offset by an increase in net income and fluctuations in operating assets and liabilities.

Investing Activities

Our investing activities are primarily related to capital expenditures associated with the purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements and production and test equipment, as well as purchases of intangible assets, such as rights to certain technologies.

Cash used in investing activities decreased $14.3 million from the first quarter of fiscal 2005 to the first quarter of fiscal 2006. In the first quarter of fiscal 2005, we made an $11.0 million payment for an exclusive irrevocable right to sublicense a third party’s technology to our customers. Capital expenditures decreased $3.1 million from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 primarily related to the completion of leasehold improvements and ERP implementations that occurred in fiscal 2005.

Financing Activities

In the first quarter of fiscal 2006, cash provided by financing activities increased $5.8 million compared to the first quarter of fiscal 2005 primarily due to tax benefits from the exercise of stock options and cash received from the exercise of stock options and the issuance of common stock related to our ESPP plan.

In the first quarter of fiscal 2006, we adopted SFAS 123R, using the modified prospective application transition method. Prior to our adoption of SFAS 123R, excess tax benefits from the exercise of stock options were reported as operating cash flows. SFAS 123R requires excess tax benefits be reported as a financing activity rather than as a reduction of taxes paid in operating activities.

Personal Holding Company Tax Matters

If we or any of our subsidiaries were to become liable for personal holding company tax, we expect that it is likely that instead of paying the personal holding company tax, we would elect to pay a dividend to our stockholders in an amount equal to all or a significant part of our undistributed personal holding company income. We expect that we would pay such a dividend out of our available working capital, which could significantly decrease our cash, unless we sought additional financing for this purpose. Any such financing might not be available on terms acceptable to us or at all. If instead of paying a dividend we elect to pay the tax, this could significantly increase our consolidated tax expense. We expect we would pay any such tax out of our available working capital, which could also significantly decrease our cash, unless we sought additional financing. For an explanation of personal holding company tax, refer to our “Critical Accounting Policies – Accounting for Income Taxes” for further explanation of matters related to personal holding tax.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash and Cash Equivalents. As of December 30, 2005, we had cash and cash equivalents of $404.5 million, which consisted of highly liquid money market instruments with original maturities of three months or less. Utilizing our cash balance as of December 30, 2005, a hypothetical 1.0% change in interest rates would result in a $4.0 million impact to our interest income over a one-year period.

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

Foreign Currency Exchange Risk

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom. Consequently, we have exposure to adverse changes in exchange rates associated with our foreign business operations. Nearly all of our revenue is derived from transactions denominated in United States dollars. In fiscal 2005, we began selling more products in United States dollars from our United Kingdom branch and maintained the receipts in a United States dollar account in the United Kingdom. The functional currency of our United Kingdom branch is the British pound sterling. Therefore, we were required to remeasure balances that were in currencies other than the functional currency and recognize the impact of these foreign exchange rate fluctuations in our results of operations. As the balance in the account grew throughout fiscal 2005, our results of operations became exposed to foreign exchange gains and losses. In the first quarter of fiscal 2006, we converted much of the balance into British pound sterling, thereby greatly mitigating the exposure from fluctuations in foreign exchange rates on our statement of operations.

ITEM 4 – CONTROLS AND PROCEDURES

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

Subject to the limitations noted above, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 30, 2005, that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2001, we filed a lawsuit against Lucent Technologies, Inc. and Lucent Technologies Guardian I, LLC together “Lucent,” contending that Lucent was wrongly asserting that our licensees using Dolby AC-3 audio compression technology required licenses to the patents at issue and seeking a declaration that the patents at issue are not infringed and/or are invalid. Lucent filed a counterclaim alleging that we have infringed the patents at issue. These patents generally involve a process and means for digitally encoding and decoding audio signals. On April 22, 2005, the U.S. District Court for the Northern District of California granted our motions for summary judgment, finding that we have not infringed, induced others to infringe, or contributed to the infringement of the patents at issue. In granting summary judgment of non-infringement, the court found that Lucent had not presented evidence from which a reasonable fact-finder could find that Dolby AC-3 technology infringes the patents at issue. In light of its finding of non-infringement, the court dismissed our invalidity claims. Lucent has appealed the court’s April 22, 2005, ruling granting summary judgment of non-infringement to the United States Federal Circuit Court of Appeals.

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

Maintaining and strengthening the “Dolby” brand is critical to maintaining and expanding both our products and services business and our technology licensing business, as well as to our ability to enter new markets for our sound and other technologies. Our continued success is due, in part, to our reputation for providing high quality products, services and technologies across a wide range of entertainment industries, including the consumer electronics products industry. If we fail to promote and maintain the Dolby brand successfully on either the products and services or the licensing sides of our business, our business and prospects will suffer. Moreover, we believe that the likelihood that our technologies will be adopted as industry standards in various markets and for various applications depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to accept, as an industry standard, technologies developed by a well-respected and well-known brand. Maintaining and strengthening our brand will depend heavily on our ability to continue to develop innovative technologies for the entertainment industry and to continue to provide high quality products and services, which we may not do successfully. Moreover, because we engage in relatively little direct brand advertising, the promotion of our brand depends upon entertainment industry participants displaying our trademarks on their products that incorporate our technologies, such as film prints and consumer electronics products. Although we do not require our customers to place our brand on their products, we actively encourage them to do so. For example, we rely on consumer electronics product manufacturers that license our technologies to display our trademarks on their products in order to promote our brand. If our customers choose for any reason not to display our trademarks on their products, our ability to maintain or increase our brand awareness may be harmed, which would have an adverse effect on our business and prospects. In addition, if we fail to maintain high quality standards for our professional products, or if we fail to maintain high quality standards for the products that incorporate our technologies through the quality-control certification process that we require of our licensees, the strength of our brand could be adversely affected.

We expect sales of traditional consumer DVD players to remain flat or decline in fiscal 2006. If this occurs, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of DVD players and home theatre systems incorporating our technologies. However, as the markets for DVD players mature, we expect sales of traditional consumer DVD players and consequently, revenue from our consumer electronics market, to remain flat or decline in fiscal 2006. Also, the industry has experienced a movement by discount retailers towards lower-end Chinese-made DVD players, which we believe will pose challenges in royalty collection and intellectual property enforcement in China. Additionally, some manufacturers are reducing the complexity of their low-end DVD players thereby decreasing the number of processors on which we earn licensing revenue. To the extent that sales of DVD players and home theatre systems continue to level off or decline, our licensing revenue will be adversely affected. Additionally, the adoption of recordable DVD players has been slower than anticipated and the market introduction of next generation DVD players has been delayed. There are currently two potential, incompatible formats for next generation high definition disk format proposed, and consumers might not react favorably to having to make a choice between formats. A delay in the release and consumer adoption of the next generation disk format, as well as the continued current pace of adoption of recordable DVD players, could adversely affect our licensing revenue. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our business, operating results and prospects will be adversely affected.

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

Our relationships with entertainment industry participants are particularly important to our products and services and our technology licensing businesses, and if we fail to maintain such relationships our business could be materially harmed.

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment chain, including motion picture studios, broadcasters, video game designers, music producers and manufacturers of consumer electronics products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve, both on the professional and consumer sides of our business. For example, our products and services business is particularly dependent upon our relationships with the major motion picture studios and broadcasters, and our technology licensing business is particularly dependent upon our relationships with consumer electronics product manufacturers, software developers and integrated circuit, or IC, manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be more likely not to purchase and use our products, services and technologies, or create content incorporating our technologies, which could materially harm our business and prospects. In addition to directly providing substantially all of our revenue, these relationships are also critical to our ability to have our technologies adopted as industry standards. Moreover, if we fail to maintain our relationships, or if we are not able to develop relationships in new markets in which we intend to compete in the future, including markets for new technologies and expanding geographic markets such as China and India, our business, operating results and prospects could be materially and adversely affected. In addition, if major industry participants form strategic relationships that exclude us, whether on the products and services side or the licensing side of our business, our business and prospects could be materially adversely affected.

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

Our future success depends, in part, upon the growth of new and existing markets for our technologies and our ability to develop and adapt our technologies for those markets. If such markets fail to grow or we are unable to develop successful products for them, our business prospects could be limited.

We expect that the future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new opportunities for our technologies, including:

•	Digital television and radio broadcasting;

•	HDTV;

•	Personal computer technology;

•	Video game consoles and video games;

•	Home DVD recording;

•	In-car entertainment systems;

•	DVD-Audio;

•	Personal audio and video players, including Internet music applications;

•	Broadband Internet; and

•	Mobile devices.

The development of these markets depends on increased consumer demand for products that contain our technologies, which may not occur. Any failure of such markets to develop or consumer demand to grow would have a material adverse effect on our business and prospects. For example, in an effort to offer lower cost business PCs, PC manufacturers may exclude software DVD players in their business-oriented offerings, which may result in lowered demand for our technology. In another example, only a small number of automobile manufacturers currently offer in-car entertainment systems incorporating our surround sound technologies, and most of those that do limit those systems only to certain models. Additional manufacturers may not offer surround sound entertainment systems, and, even if they do, the car models on which surround sound may be offered are likely to be, at least initially, limited to the high end of these manufacturers’ lines. Whether our revenue from digital broadcast networks and broadband Internet services increases depends upon the expansion of digital broadcast technologies and broadband Internet as a medium of entertainment, which may not occur. In addition, even when our technologies are adopted as industry standards for a particular market, such market may not be fully developed. In such case, our success depends not only on whether our technologies are adopted as industry standards for such market, but also on the development of that market, which may not occur. Demand for our technologies in any of these developing markets may not continue to grow, and a sufficiently broad base of consumers and professionals may not adopt or continue to use these technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide certain technologies and entertainment for little or no cost, such as many of the services provided in connection with broadband Internet services. Moreover, some of these markets are ones in which we have not previously participated and, because of our limited experience, we may not be able to adequately adapt our business and our technologies to the needs of customers in these fields.

If we do not identify opportunities and successfully execute our initiatives to participate in the emerging digital cinema market, our future prospects could be limited and our business could be adversely affected.

The cinema industry is in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. Industry participants are discussing various business models to facilitate adoption of digital cinema by allocating the costs among industry participants, but no arrangements have yet emerged as definitive business models that will result in significant installations of digital cinema systems. If we do not identify, and successfully execute on, the business models that result in generating revenues from our digital cinema products and services, our future prospects in this market will be limited and our business could be adversely affected. Participating in some of the models under discussion may require us to depart from our traditional model of selling our professional products pursuant to one-time contracts, and could expose us to various risks we have not faced in the past. Furthermore, some of these models could cause our product sales and services margins to decline. For example, in the third quarter of fiscal 2005, we entered into a collaboration agreement with Walt Disney Pictures and Television to deploy digital cinema systems in selected theatres throughout the U.S. In connection with this deployment, we incurred charges of $1.4 million and $6.4 million in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, respectively. We may incur similar charges in the future.

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

As of December 30, 2005, we had over 950 individual issued patents and over 1,000 pending patent applications in nearly 35 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through February 2025. Of these, 70 patents are scheduled to expire in calendar year 2006, 46 patents are scheduled to expire in calendar year 2007 and 19 patents are scheduled to expire in calendar year 2008. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2008 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2020. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

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

Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. In the past we have settled claims relating to infringement allegations and agreed to make payments in connection with such settlements. We expect that similar claims will be asserted against us in the future in the ordinary course of our business. For example, we recently received notice that an action had been filed against us alleging that our Dolby Virtual Speaker technology infringes certain U.S. patents held by Cooper Bauck Corp. An adverse determination in any intellectual property claim could require that we pay damages or stop using technologies found to be in violation of a third party’s rights and could prevent us from offering our products and services to others. In order to avoid these restrictions, we may have to seek a license for the technology. This license may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our operating expenses. The technologies also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense. If we cannot license or develop technologies for any infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. In addition, at times in the past, we have chosen to defend our licensees from third-party intellectual property infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future. Any of these results could harm our brand, our operating results and our financial condition. In addition, from time to time we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us regarding our licensing royalty rate practices, including potential antitrust claims. Damages and requests for injunctive relief asserted in claims like these could be material, and could have a significant impact on our business. Any disputes with our customers or potential customers or other third parties could adversely affect our business, results of operations and prospects.

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

Sales of our professional products and production services tend to fluctuate based on the underlying trends in the motion picture industry. In part, this is because our products have been so widely adopted in this industry. When box office receipts for the motion picture industry increase, we have typically seen sales of our professional products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced cinema products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to upgrade their systems or build new theatres. Our professional product sales are also subject to fluctuations based on events and conditions in the theatre industry generally that may or may not be tied to box office receipts in particular periods. In fiscal 2005 and the first quarter of fiscal 2006, decreased box office receipts and changes within the U.S. cinema industry, including recent restructuring and consolidations, appears to have delayed purchasing decisions by exhibitors. To a lesser extent, the sale of our professional products is influenced by the launch of new digital services by broadcasters. On the other hand, our production services revenue, both in the United States and internationally, is tied to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work stoppages within the motion picture industry, as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

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

More than 50% of the value of our stock is held by Ray Dolby and stockholders considered affiliated with him pursuant to the stock ownership attribution rules applicable to personal holding companies. We expect this will continue to be the case in the foreseeable future. In addition, a significant portion of our income is from licensing fees, which may constitute personal holding company income. Currently, however, less than 60% of Dolby Laboratories’ adjusted ordinary gross income is personal holding company income.

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

Our success depends to a significant degree upon the continued individual and collective contributions of our management team. A limited number of individuals have primary responsibility for managing our business, including our relationships with key customers and licensees. We have key executives and senior technical people who have been with us for a number of years, including over 150 employees who have been with us for over 10 years. These individuals, as well as the rest of our management team and key employees, are at-will employees, and we do not maintain any key-person life insurance policies. Losing the services of any key member of our team, whether from retirement, competing offers or other causes, could prevent us from executing our business strategy, cause us to lose key customer or licensee relationships, or otherwise materially affect our operations.

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

At December 30, 2005, Ray Dolby and persons and entities affiliated with Ray Dolby owned approximately 65% of our Class A and Class B common stock, representing 92% of the combined voting power of our outstanding Class A and Class B common stock. Under our charter, holders of shares of Class B common stock may generally transfer such shares to family members, including spouses and descendents or the spouses or domestic partners of such descendents, without having the shares automatically convert into shares of Class A common stock. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendents will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. There is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates continue to hold shares of Class B common stock representing approximately 11% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, in the public market, the trading price of our Class A common stock could decline. As of December 30, 2005, we had outstanding a total of 104,749,003 shares of Class A and Class B common stock. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders.

As of December 30, 2005, our directors and executive officers held 69,024,785 shares of Class B common stock and vested options to purchase 652,472 shares of Class B common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the quarter ended December 30, 2005, we issued an aggregate of 739,347 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and from December 31, 2005 through February 1, 2006, we issued an aggregate of 419,798 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of $1.2 million in the quarter ended December 30, 2005, and $0.6 million in the period from December 30, 2005 through February 1, 2006, as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of February 1, 2006 options to purchase an aggregate of 9,333,115 shares of our Class B common stock and 1,557,200 shares of our Class A common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

ITEM 6.	EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
10.1*	Lease for 100 Potrero Avenue, San Francisco, California

10.2*	Lease for 130 Potrero Avenue, San Francisco, California

10.3*	Lease for 140 Potrero Avenue, San Francisco, California

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement

‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 7, 2006

DOLBY LABORATORIES, INC.

By:	/s/ Kevin J. Yeaman
Kevin J. Yeaman Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
10.1*	Lease for 100 Potrero Avenue, San Francisco, California

10.2*	Lease for 130 Potrero Avenue, San Francisco, California

10.3*	Lease for 140 Potrero Avenue, San Francisco, California

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement

‡	Furnished herewith