Form 10-Q
period 2006-03-31
Dolby Laboratories, Inc.
filed 2006-05-04
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______ To _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐         Accelerated Filer ☐         Non–Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On April 26, 2006, the registrant had 36,128,722 shares of Class A common stock, par value $0.001 per share, and 69,870,979 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	March 31, 2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$372,403	$450,583
Restricted cash	205	243
Accounts receivable, net of allowances	25,221	22,737
Inventories	11,722	13,146
Income tax receivable	8,021	7,843
Deferred income taxes	31,183	33,230
Prepaid expenses and other current assets	5,433	3,919

Total current assets	454,188	531,701
Property, plant and equipment, net	76,462	75,037
Intangible assets, net	17,184	16,043
Goodwill	23,865	22,669
Long-term deferred income taxes	6,781	9,208
Other assets	7,797	7,038

Total assets	$586,277	$661,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$65,126	$71,779
Income taxes payable	3,054	4,019
Current portion of debt	1,346	1,375
Deferred revenues	3,268	4,558

Total current liabilities	72,794	81,731
Long-term debt	12,124	11,437
Other non-current liabilities	21,956	21,686

Total liabilities	106,874	114,854
Controlling interest	18,264	18,795
Stockholders’ equity:
Class A common stock	33	36
Class B common stock	71	70
Additional paid-in capital	308,354	304,559
Deferred stock-based compensation	(26,422)	—
Retained earnings	177,369	222,617
Accumulated other comprehensive income	1,734	765

Total stockholders’ equity	461,139	528,047

Total liabilities and stockholders’ equity	$586,277	$661,696

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2005	March 31, 2006	April 1, 2005	March 31, 2006
	(unaudited)
Revenue:
Licensing	$64,717	$83,183	$126,908	$152,165
Product sales	14,807	15,708	31,294	31,712
Production services	5,577	5,833	11,162	11,872

Total revenue	85,101	104,724	169,364	195,749

Cost of revenue:
Cost of licensing	14,062	7,177	30,211	13,778
Cost of product sales (1)	7,472	6,883	16,284	19,564
Cost of production services (1)	2,181	2,338	4,196	5,227

Total cost of revenue	23,715	16,398	50,691	38,569

Gross margin	61,386	88,326	118,673	157,180

Operating expenses:
Selling, general and administrative (1)	35,610	38,584	68,467	75,121
Research and development (1)	7,740	8,363	16,029	16,305
Settlements	—	—	(2,000)	—

Total operating expenses	43,350	46,947	82,496	91,426

Operating income	18,036	41,379	36,177	65,754
Other income, net	751	4,594	1,038	8,293

Income before provision for income taxes and controlling interest	18,787	45,973	37,215	74,047
Provision for income taxes	8,000	17,652	15,743	28,138

Income before controlling interest	10,787	28,321	21,472	45,909
Controlling interest in net income, net of tax	(457)	(342)	(765)	(661)

Net income	$10,330	$27,979	$20,707	$45,248

Basic earnings per share	$0.11	$0.27	$0.23	$0.43
Diluted earnings per share	$0.10	$0.25	$0.20	$0.41
Weighted-average shares outstanding (basic)	94,806	105,254	90,649	104,774
Weighted-average shares outstanding (diluted)	105,544	111,387	101,573	111,056
Expense for royalties payable to related party	$7,657	$—	$18,710	$—
Expense for rent payable to related party	2,306	337	4,478	1,210

(1) Stock-based compensation included above was classified as follows:

Cost of product sales	$56	$196	$110	$398
Cost of production services	30	126	56	256
Selling, general and administrative	4,603	4,106	6,790	8,210
Research and development	570	663	1,251	1,336

Total stock-based compensation	$5,259	$5,091	$8,207	$10,200

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year-to-Date Ended
	April 1, 2005	March 31, 2006
	(unaudited)
Operating activities:
Net income	$20,707	$45,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,141	6,205
Stock-based compensation expense	8,207	10,200
Excess tax benefit from exercise of stock options	—	(8,388)
Provision for doubtful accounts	170	241
Deferred income taxes	(3,923)	(4,960)
Other non-cash items affecting net income	752	569
Changes in operating assets and liabilities:
Restricted cash	—	(38)
Accounts receivable	1,193	2,175
Inventories	(849)	(1,412)
Prepaid expenses and other current assets	1,832	1,504
Accounts payable and accrued liabilities	5,463	6,734
Accounts payable and accrued royalties due to related parties	7,388	—
Income taxes, net	2,549	9,992
Deferred revenues	197	1,832
Other non-current liabilities	369	44

Net cash provided by operating activities	49,196	69,946

Investing activities:
Purchases of property, plant and equipment	(9,138)	(3,933)
Acquisitions, net of cash acquired	(1,446)	—
Purchases of intangible assets	(11,773)	—
Proceeds from sale of equipment	39	—

Net cash used in investing activities	(22,318)	(3,933)

Financing activities:
Payments on debt	(644)	(658)
Proceeds from the exercise of Class B stock options	2,606	2,691
Issuance of Class A common stock, net of issuance costs of $20.8 million	242,490	—
Issuance of Class A common stock from ESPP purchase	—	1,501
Excess tax benefit from exercise of stock options	—	8,388
Repurchases of Class B common stock	(72)	—

Net cash provided by financing activities	244,380	11,922

Effect of foreign exchange rate changes on cash and cash equivalents	681	245

Net increase in cash and cash equivalents	271,939	78,180
Cash and cash equivalents at beginning of year	78,711	372,403

Cash and cash equivalents at end of quarter	$350,650	$450,583

Supplemental disclosure:
Cash paid for income taxes	$17,135	$24,755
Cash paid for interest	860	488

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

Unaudited Interim Financial Statements

The accompanying interim consolidated balance sheet as of March 31, 2006, the consolidated statements of operations for the fiscal quarters and fiscal year-to-date periods ended April 1, 2005 and March 31, 2006 and the consolidated statements of cash flows for the fiscal year-to-date periods ended April 1, 2005 and March 31, 2006 are unaudited. These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2005 and include all adjustments necessary for fair presentation. The results for the fiscal quarter and fiscal year-to-date period ended March 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 29, 2006. The fiscal year-to-date period ended March 31, 2006 consisted of 26 weeks as compared to the fiscal year-to-date period ended April 1, 2005, which consisted of 27 weeks. Our 2006 fiscal year consists of 52 weeks and ends on September 29, 2006. Our 2005 fiscal year consisted of 53 weeks and ended on September 30, 2005.

The accompanying interim financial statements are prepared in accordance with Securities and Exchange Commission (SEC) rules and regulations, which allow certain information and footnote disclosures, normally included in annual financial statements, to be condensed or omitted. As a result, the accompanying interim financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 30, 2005, included in our Annual Report on Form 10-K and filed with the SEC.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include valuation allowances for receivables, inventories, goodwill, intangible assets, stock-based compensation and deferred income tax assets. Actual results could differ from our estimates.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2005	March 31, 2006	April 1, 2005	March 31, 2006
	(in thousands, except per share amounts)
Numerator:
Net income	$10,330	$27,979	$20,707	$45,248

Denominator:
Weighted-average shares outstanding (basic)	94,806	105,254	90,649	104,774
Common stock equivalents from options to purchase Class A common stock and Class B common stock	10,738	6,133	10,924	6,282

Weighted-average shares outstanding (diluted)	105,544	111,387	101,573	111,056

Basic earnings per share	$0.11	$0.27	$0.23	$0.43
Diluted earnings per share	$0.10	$0.25	$0.20	$0.41

A total of zero and 1,697,030 options were excluded from the calculation for the second quarter of fiscal 2005 and 2006, respectively, because their inclusion would have been anti-dilutive. A total of zero and 1,651,001 options were excluded from the calculation for the fiscal year-to-date periods ended April 1, 2005 and March 31, 2006, respectively, because their inclusion would have been anti-dilutive.

Stock-Based Compensation

On October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R) using the modified prospective application transition method. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. Previously, we had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In the second quarter of fiscal 2006, we recorded stock-based compensation expense of $5.1 million under the fair-value provisions of SFAS 123R, compared to $5.3 million in the second quarter of fiscal 2005 under the provisions of APB 25 and related interpretations. In addition, the deferred compensation balance of $26.4 million related to stock-based awards accounted for under APB 25 as of September 30, 2005 was eliminated and there was a corresponding reduction in additional paid-in capital. See Note 4 “Stock-Based Compensation” for further discussion.

Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments, which are reflected as a component of stockholders’ equity. The components of comprehensive income, net of tax, were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2005	March 31, 2006	April 1, 2005	March 31, 2006
	(in thousands)
Net income	$10,330	$27,979	$20,707	$45,248
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	210	663	1,246	(969)

Comprehensive income	$10,540	$28,642	$21,953	$44,279

2.	Composition of Certain Financial Statement Captions

Restricted Cash

Restricted cash includes deposits from new customers that, in accordance with certain of our licensing agreements, remain in escrow until we have rightful ownership of the funds, which occurs upon delivery of certain materials.

Accounts Receivable

Accounts receivable consists of the following:

	September 30, 2005	March 31, 2006
	(in thousands)
Trade accounts receivable, licensing	$4,046	$7,720
Trade accounts receivable, products and services	9,349	10,286
Accounts receivable related to patent administration program	12,994	6,381
Other accounts receivable	862	508

	27,251	24,895
Less: Allowance for doubtful accounts	(2,030)	(2,158)

Accounts receivable, net	$25,221	$22,737

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2005	March 31, 2006
	(in thousands)
Raw material	$2,376	$4,040
Work in process	1,571	2,046
Finished goods	7,775	7,060

Inventories	$11,722	$13,146

Goodwill and Intangible Assets

Following is a summary of goodwill and intangible assets:

	September 30, 2005	March 31, 2006
	(in thousands)
Amortized intangible assets:
Patents	$4,489	$4,436
Acquired technology	3,796	3,745
Other intangibles	11,507	11,498

	19,792	19,679
Less: Accumulated amortization	(2,608)	(3,636)

Intangible assets, net	$17,184	$16,043

Non-amortized intangible assets:
Goodwill	$23,865	$22,669

Amortization expense associated with our intangible assets was $0.5 million in both the second quarter of fiscal 2005 and 2006, and is included in cost of licensing, cost of product sales and selling, general and administrative expenses in the accompanying consolidated statements of operations. The decrease in goodwill from September 30, 2005 to March 31, 2006 was due to fluctuations in foreign exchange rates.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2005	March 31, 2006
	(in thousands)
Accounts payable	$6,539	$5,639
Accrued compensation and benefits	18,374	15,232
Accrued royalties	4,762	6,568
Accrued professional fees	2,495	1,892
Current portion of litigation settlement	2,417	2,806
Amounts payable to patent pool members	23,303	29,856
Other accrued liabilities	7,236	9,786

Accounts payable and accrued liabilities	$65,126	$71,779

3.	Segment Information

Operating Segments

Our chief operating decision maker is our Chief Executive Officer (CEO). While the CEO evaluates results in a number of different ways, the primary basis upon which the allocation of resources and financial results is assessed is by examining our business in two operating segments: our technology licensing segment and our products and services segment. The technology licensing segment licenses technology, trademarks and know-how to consumer electronics, personal computer, broadcast, automotive and gaming companies and administers third-party patent-only licenses. The products and services segment provides professional products to movie theatres and to the recording, broadcast, cable and video post-production industries. Additionally, this segment provides services to broadcast, film production and distribution companies and movie theatres.

Accounting policies for each of the operating segments are the same as those used on a consolidated basis. Our reportable segment information for the fiscal quarters and fiscal year-to-date periods ended April 1, 2005 and March 31, 2006 is as follows:

	Revenue
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2005	March 31, 2006	April 1, 2005	March 31, 2006
	(in thousands)
Technology licensing	$64,717	$83,183	$126,908	$152,165
Products and services	20,384	21,541	42,456	43,584

Total revenue	$85,101	$104,724	$169,364	$195,749

	Gross Margin
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2005	March 31, 2006	April 1, 2005	March 31, 2006
	(in thousands)
Technology licensing	$50,655	$76,006	$96,697	$138,387
Products and services	10,731	12,320	21,976	18,793

Total gross margin	$61,386	$88,326	$118,673	$157,180

	Reconciliation to Income before Provision for Income Taxes and Controlling Interest
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2005	March 31, 2006	April 1, 2005	March 31, 2006
	(in thousands)
Total segment gross margin	$61,386	$88,326	$118,673	$157,180
Operating expenses	(43,350)	(46,947)	(82,496)	(91,426)
Other income, net	751	4,594	1,038	8,293

Total income before provision for income taxes and controlling interest	$18,787	$45,973	$37,215	$74,047

Geographic Data

	Revenue by Geographic Region
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2005	March 31, 2006	April 1, 2005	March 31, 2006
	(in thousands)
United States	$22,345	$27,105	$43,001	$50,096
International	62,756	77,619	126,363	145,653

Total revenue	$85,101	$104,724	$169,364	$195,749

Revenue by geographic region was determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for product sales, and the location where services were performed for production services revenue. Revenue generated from customers in Japan accounted for 26% and 23% of total revenue in the second quarter of fiscal 2005 and 2006, respectively, and 26% and 23% of total revenue in the fiscal year-to-date periods ended April 1, 2005 and March 31, 2006, respectively. Revenue generated from customers in China accounted for 7% and 11% of total revenue for the second quarter of fiscal 2005 and 2006, respectively, and 9% and 10% in the fiscal year-to-date periods ended April 1, 2005 and March 31, 2006, respectively. In the second quarter of fiscal 2005, revenue from our largest customer made up 10% of total revenue for the quarter. In the second quarter of fiscal 2006 no customer accounted for 10% or more of total revenue.

We do not track capital expenditures or assets by geographic region. Consequently, it is not practical to show assets by geographic region.

4.	Stock-Based Compensation

We utilize stock-based awards as a form of compensation for employees, officers, directors and certain non-employee consultants. On October 1, 2005, we adopted the provisions of SFAS 123R using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. The table below shows net income and earnings per share as if the fair-value method required by SFAS 123 had been applied to periods prior to our actual date of adoption:

	Fiscal Quarter Ended	Fiscal Year-to-Date Ended
	April 1, 2005	April 1, 2005
	(in thousands, except per share amounts)
Net income as reported	$10,330	$20,707
Stock-based compensation included in net income as reported, net of tax	5,041	7,762
Stock-based compensation under the fair-value method, net of tax	(4,592)	(8,135)

Pro forma net income	$10,779	$20,334

Basic earnings per share
As reported	$0.11	$0.23
Pro forma	$0.11	$0.22
Diluted earnings per share
As reported	$0.10	$0.20
Pro forma	$0.10	$0.20

Net income included $5.1 million and $10.2 million in stock-based compensation expense for the second quarter of fiscal 2006 and the fiscal year-to-date period ended March 31, 2006, respectively. Net income included $5.3 million and $8.2 million in stock-based compensation expense for the second quarter of fiscal 2005 and the fiscal year-to-date period ended April 1, 2005, respectively. Included in stock-based compensation for the second quarter of fiscal 2005 and the fiscal year-to-date period ended April 1, 2005 was $2.3 million related to an acceleration of vesting terms for a long-term employee at retirement.

We recognized $5.4 million and $9.1 million in tax benefits related to stock-based compensation arrangements in the second quarter of fiscal 2006 and the fiscal year-to-date period ended March 31, 2006, respectively. No tax benefits related to stock-based compensation arrangements were recognized in either the second quarter of fiscal 2005 or the fiscal year-to-date period ended April 1, 2005.

We have issued stock-based awards in the form of stock options, stock appreciation rights, shares issued under our employee stock purchase plan and stock grants. Below is a summary of the different types of stock-based awards issued under our stock plans:

Stock Options. We have granted stock options to our employees, officers and directors under our 2005 Stock Plan and our 2000 Stock Incentive Plan. Stock options are generally granted at fair market value on the date of grant. Options granted to employees and officers generally vest over 4 years, with equal annual cliff-vesting and expire on the earlier of 10 years or 3 months after termination of service. Options granted to outside directors generally vest over 3 years. All options granted vest over the requisite service period and are settled through issuance of shares of Dolby Laboratories common stock. Our 2005 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria, though no such awards have been granted as of March 31, 2006. Upon the exercise of stock options, we issue new shares of Class B common stock under the 2000 Stock Incentive Plan and new shares of Class A common stock under the 2005 Stock Plan. We utilize a Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. The fair value of our stock-based awards was estimated using the following weighted-average assumptions for the second quarter of fiscal 2005 and fiscal 2006 and the fiscal year-to-date periods ended April 1, 2005 and March 31, 2006:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2005	March 31, 2006	April 1, 2005	March 31, 2006
Expected term (in years)	6.00	6.14	6.00	6.22
Risk-free interest rate	4.2%	4.6%	4.2%	4.4%
Expected stock price volatility	82.4%	50.0%	82.4%	50.0%
Dividend yield	—	—	—	—

To determine the expected term of our employee stock options granted in fiscal 2006 we utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107). This approach resulted in a weighted-average expected term of 6.14 years for options granted during the second quarter of fiscal 2006 based on an expected term of 6.25 years for options that vest over 4 years and 6.00 years for options that vest over 3 years. To determine the risk-free interest rate we utilized an average interest rate based on U.S. Treasury instruments whose term was consistent with the expected term of our awards. To determine the expected stock price volatility we first examined the historical volatilities for our common stock and those of our peers. In addition, we considered the implied volatilities of our publicly-traded options and those publicly-traded options of our peers with similar terms to those of our employee stock options. We then utilized a weighted-average of historical and implied volatility to determine our expected stock price volatility.

Included in stock-based compensation expense for the second quarter of fiscal 2006 was $4.1 million related to employee stock options under the provisions of SFAS 123R, net of estimated forfeitures, and $8.4 million for the fiscal year-to-date period ended March 31, 2006. Total unrecorded stock-based compensation cost at March 31, 2006 associated with employee stock options was $38.1 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Non-Employee Stock Options. We have also granted stock options to employees whose status subsequently changed to non-employee consultants subsequent to the dates of grant. In the second quarter of fiscal 2006, we recognized $0.9 million of stock-based compensation expense related to stock options held by non-employee consultants, and $1.5 million for the fiscal year-to-date period ended March 31, 2006. In accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (EITF 96-18), compensation cost for options issued to non-employee consultants is determined based on the fair value at the end of each reporting period. We utilized a Black-Scholes option pricing model to determine the fair value of the services provided, and recognize compensation over the service period.

The following table summarizes information about stock options issued to officers, directors, employees and non-employee consultants under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 30, 2005	11,917	$4.11
Grants	263	17.61
Exercises	(1,661)	1.62
Forfeitures	(98)	8.41

Options outstanding at March 31, 2006	10,421	4.81	7.5	$167,727

Options exercisable at March 31, 2006	4,060	1.72	6.1	$77,883

The weighted-average fair value of stock options granted during the second quarter of fiscal 2005 and the second quarter of fiscal 2006 was $10.51 and $10.92 per option, respectively. The weighted-average fair value of options granted during the fiscal year-to-date periods ended April 1, 2005 and March 31, 2006 was $10.90 and $9.49 per option, respectively. The total intrinsic value of stock options exercised during the second quarter of fiscal 2005 and the second quarter of fiscal 2006 was $27.2 million and $17.0 million, respectively. The total intrinsic value of stock options exercised during the fiscal year-to-date periods ended April 1, 2005 and March 31, 2006 was $30.3 million and $28.3 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$1.00 - $1.50	3,224	5.3	$1.26	2,770	$1.26
$1.51 - $6.50	5,471	8.1	2.54	1,263	2.45
$6.51 - $15.50	144	9.0	14.72	27	14.50
$15.51 - $22.75	1,582	9.3	19.00	—	—

	10,421			4,060

Stock Appreciation Rights. Stock-based compensation expense included in net income related to stock appreciation rights was $0.1 million in the second quarter of fiscal 2006 and $0.2 million for the fiscal year-to-date period ended March 31, 2006.

Employee Stock Purchase Plan. We have an employee stock purchase plan (ESPP). During the second quarter of fiscal 2006, the terms of our ESPP were considered non-compensatory under SFAS 123R and, therefore, no stock-based compensation expense associated with our ESPP was recognized.

5.	Related Party Transactions

Prior to our initial public offering in February 2005, we had licensing and royalty agreements with Ray Dolby and his affiliates for the use of patents on which a portion of our operations is based. Under these agreements we recorded expenses for royalty obligations to Ray Dolby of $7.7 million for the second quarter of fiscal 2005. This amount is included in cost of licensing and cost of product sales in the accompanying consolidated statements of operations, depending on the nature of the licensed technology. In February, 2005, in connection with our initial public offering, Ray Dolby contributed to us all rights in the intellectual property related to our business that he and his affiliates held. In connection with the asset contribution, our previous licensing arrangements with Ray Dolby terminated, and we have no further obligation to pay royalties to Ray Dolby. Consequently, we have not recorded any expenses for royalty obligations to Ray Dolby subsequent to February 16, 2005.

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

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet using a discount rate of 5.125%, which approximated our incremental cost of borrowing rate. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of March 31, 2006, we had $18.0 million remaining to be paid under this settlement.

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

7.	Recently Issued Accounting Standards

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No 156, “Accounting for Servicing of Financial Assets” (SFAS 156), which requires all servicing assets and servicing liabilities be recognized separately and initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. We do not expect the adoption of SFAS 156 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155) which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: statements regarding demand for and future revenues from the sale of consumer electronics products incorporating our technologies, including traditional DVD players; growth opportunities in the consumer electronics market; the impact of inclusion of certain of our technologies in audio standards; the rate of adoption of and sales of next-generation DVD players; diversification of sources of licensing revenue; concentration of manufacturing of consumer electronic products containing our technologies in emerging economies and the associated challenges in royalty collection and intellectual property enforcement; increase in sales of our products and demand for consumer electronics products containing our technologies in emerging economies; the pace of the movie industry’s transition to digital cinema and our expected revenue associated with the transition; our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for goodwill, accounting for income taxes, personal holding company matters and stock-based compensation; increases in research and development expenses; projections of our effective tax rate; and statements regarding the sufficiency of our cash reserves for the next twelve months. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including: the rate of growth of the markets for consumer electronics that include our technologies; whether our technologies are selected for and remain part of audio standards; the rate of deployment and adoption of next-generation DVD players; the extent to which our expectations regarding new licensing markets are realized; the extent to which consumer electronics manufacturers concentrate their production in emerging economies that present royalty collection and intellectual property enforcement challenges; the extent to which consumers in emerging economies elect to purchase products containing our technologies; the extent to which professionals using our equipment continue to demand innovative technology solutions developed by us; the pace of the movie industry’s transition to digital cinema; our ability to tailor our traditional model of selling to respond to market trends; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; and risks set forth in the section entitled “Risk Factors” and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results. The periods presented herein consist of our second quarters of fiscal 2005 and 2006 and the fiscal year-to-date periods ended April 1, 2005 and March 31. 2006. Our fiscal year-to-date period ended April 1, 2005 consisted of 27 weeks, compared to the fiscal year-to-date period ended March 31, 2006, which consisted of 26 weeks. Our 2006 fiscal year consists of 52 weeks and ends on September 29, 2006. The results for the fiscal quarter and fiscal year-to-date period ended March 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 29, 2006.

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

In our technology licensing segment, we work with manufacturers of integrated circuits, or ICs, to help them incorporate our technologies into their ICs. These manufacturers then sell ICs to consumer electronics product manufacturers that license our technologies for incorporation in products such as DVD players, DVD recorders, audio/video receivers, television sets, set-top boxes, video game consoles, portable audio and video players, personal computers and in-car entertainment systems. We also license our technologies to software developers who implement our technologies for use in personal computer software DVD players and DVD authoring applications. Our licensing arrangements typically entitle us to receive a specified royalty for every product shipped by our consumer electronics product manufacturer and software developer licensees that incorporates our technologies. We do not receive royalties from IC manufacturers.

In our products and services segment, we sell professional products and related production services to filmmakers, broadcasters, music producers, video game designers, cinema operators and DVD producers. These products are used in sound recording, distribution and playback to improve sound quality, providing surround sound and increasing the efficiency of sound storage and distribution. Our production services engineers work alongside artists and content producers throughout the world to help them record and reproduce the high quality sound they envision. Our engineers also work with cinema operators to help ensure that movie soundtracks are replayed with consistent high quality sound in their theatres.

We are a global organization. We have licensed our technologies to manufacturers of consumer electronics products in nearly 30 countries, including countries in North America, Europe and Asia. In fiscal 2003, 2004, 2005, and the fiscal year-to-date period ended March 31, 2006, revenue from licensees outside the United States represented 80%, 80%, 76% and 78% of our licensing revenue, respectively. Our licensees distribute consumer electronics products incorporating our technologies throughout the world. We sell our professional products and production services in over 50 countries. In fiscal 2003, 2004, 2005, and the fiscal year-to-date period ended March 31, 2006, revenue from sales outside the United States represented 60%, 59%, 61% and 62% of our professional products sales and production services revenue, respectively. Nearly all of our revenue is derived from transactions denominated in United States dollars.

Management Discussion Regarding Opportunities, Challenges and Risks

Our Technology Licensing Segment

We categorize our technology licensing segment into a variety of markets:

•	Consumer electronics market – primarily comprised of DVD players, DVD recorders, audio/video receivers and home-theatres-in-a-box.

•	Personal computer market – primarily comprised of software DVD players and DVD authoring applications.

•	Broadcast market – primarily comprised of digital televisions and set-top boxes.

•	Gaming market – primarily comprised of video game consoles.

•	Automotive market – comprised of in-car entertainment products.

•	Licensing services – revenue from patent pool administration performed by our subsidiary Via Licensing.

Traditionally, the consumer electronics market has been our largest market representing approximately 50% of our licensing revenue and has been driven primarily by revenues attributable to DVD player sales. While licensing revenue from our consumer electronics market has been strong in the first half of fiscal 2006 primarily due to a particularly strong holiday season for our licensees, we expect revenue from this market to be substantially lower in the second half of fiscal 2006. In addition, the continued maturation of the market for traditional consumer DVD players may result in lower revenue from this market in the future. Also, the industry has experienced a movement by discount retailers towards lower-end DVD players thereby decreasing the number of processors on which we earn licensing revenue. As a result of this movement, manufacturing of these lower-end DVD players appears to be growing in emerging economies, which we believe will pose challenges in royalty collection and intellectual property enforcement.

There continues to be a number of growth opportunities in the consumer electronics market, such as next generation DVD players for high-definition content and recordable DVD players. In anticipation of the introduction of the next generation DVD players, we have worked with developers to ensure that our technologies will be included as a standard audio format. Our Dolby Digital, Dolby Digital Plus and TrueHD technologies have been selected as mandatory audio standards in the High-Definition Digital Versatile Disc (HD-DVD) format. Dolby Digital has been selected as a mandatory audio standard and Dolby Digital Plus and TrueHD have been selected as optional audio standards in the Blu-ray format. However, the release and consumer adoption of next generation DVD players has been delayed due, in part, to the competing HD-DVD and Blu-ray formats. Consequently, we expect our ability to generate royalties from incorporation of our technology in next generation DVD players will also be delayed.

We are continuing to diversify our sources of licensing revenue by actively promoting the incorporation of our technologies for use in growing markets outside of our traditional consumer electronics market, such as personal computers, broadcast, gaming and automotive. The personal computing market, which represents over 25% of our licensing revenue, has been primarily driven by demand for software DVD players and to a lesser extent, DVD authoring applications. Revenue generated from the broadcast, gaming and automotive markets has primarily been driven by demand for Dolby Digital in set-top boxes, televisions, video game consoles and in-car entertainment systems. Although these markets have been growing, there is a risk that future growth may not fully offset a potential decline in the growth of revenue generated from our consumer electronics market. For example, in an effort to offer lower-cost business PCs, PC manufacturers may exclude software DVD players in their business-oriented offerings, which may result in lower than anticipated revenues.

We expect that sales of products incorporating our technologies in emerging economies, such as China and India, will increase in the future, as consumers in these geographical markets have more disposable income which may result in increased purchases of entertainment products with surround sound capabilities for use in homes, automobiles and elsewhere, although there can be no assurance that this will occur. We also expect that manufacturers from lower-cost manufacturing countries, including China, will increase production of these products in the future to satisfy this increased demand. Associated with opportunities of doing business in these emerging economies, such as China, are unique risks that have and will continue to affect our operating results, such as manufacturers failing to report or licensees underreporting product shipments.

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

Sales of our professional products and production services tend to fluctuate based on the underlying trends in the motion picture and broadcast industries. For example, when box office receipts for the motion picture industry increase, we have typically seen sales of our professional products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced cinema products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to upgrade their systems or build new theatres. In the broadcast industry, sales of our professional products have recently been influenced by the launch of digital services by broadcasters seeking to deliver content in Dolby Digital 5.1 surround sound. Our production services revenue, both in the United States and internationally, is also tied to the strength of the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work-stoppages within the motion picture industry, as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

We are also committed to helping the motion picture industry develop system solutions for digital cinema; this continues to be a major initiative in our products and services segment. Digital cinema offers the motion picture industry possible means to achieve substantial cost savings in printing and distributing movies, to combat piracy, and to enable movies to be played repeatedly without degradation in image and audio quality. It also provides additional revenue opportunities for cinema operators, as concerts and sporting events already in digital format could be broadcast live via satellite to digitally-equipped theatres. The cinema industry is in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. As this market evolves, we are continuing to investigate other opportunities, in addition to our traditional model of selling our products directly to our customers. Industry participants are discussing various business models to facilitate adoption of digital cinema by allocating the costs among industry participants. These opportunities have inherent risks. Digital cinema may require a significant investment per screen by cinema operators. If the market for digital cinema develops more slowly than we anticipate or if our technologies, products and services for this market are not widely adopted, our significant investment in developing digital cinema technology may not yield the returns we anticipate. In addition, a number of competitors and potential competitors are developing similar or alternative solutions for digital cinema, some of which may provide cost or technological advantages over our products, technologies and services.

In an effort to encourage the motion picture industry to increase the pace of conversion to digital cinema, we entered into a collaboration agreement with Walt Disney Pictures and Television in the third quarter of fiscal 2005 under which we deployed digital cinema systems in selected theatres throughout the U.S. We funded the majority of the equipment and installation costs related to this deployment, resulting in a total expense of $7.8 million to cost of product sales and cost of production services for the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006. While the primary reason for this investment was to establish us as a leader in digital cinema, we also expect to receive a fee, which we refer to as a virtual print fee, each time a participating studio delivers a digital print for exhibition on the systems installed in this deployment.

In recent years, our products and services segment has grown more slowly than our technology licensing segment. In addition, the profit margin for our products and services segment has been lower than our technology licensing segment and is expected to remain so. The future deployment of digital cinema equipment in this competitive market may adversely affect our gross margin.

Pro Forma Presentation

Prior to our initial public offering in February 2005, Ray Dolby retained ownership of the intellectual property he created related to our business and licensed those rights to us in exchange for royalty payments. In connection with our initial public offering, Ray Dolby contributed to us all of these intellectual property rights in February 2005. As a result of this contribution, all of our licensing agreements with Ray Dolby terminated and we are no longer obligated to pay royalties to Ray Dolby for the use of his intellectual property rights. The pro forma financial information included in this discussion gives effect to the asset contribution as though it had been completed prior to the second quarter of fiscal 2005. We believe the pro forma results to be meaningful as they enable comparison of our pre-asset-contribution operating results to our operating results on a going-forward basis. The pro forma results presented below are not necessarily indicative of financial results to be achieved in future periods. The pro forma adjustments reverse the effects of $7.7 million and $18.7 million in royalties payable to Ray Dolby that were recorded in the second quarter of fiscal 2005 and the fiscal year-to-date period ended April 1, 2005, respectively. As these agreements were terminated as a result of the contribution in the second quarter of fiscal 2005, there are no pro forma adjustments made to our results for the second quarter of fiscal 2006 and the fiscal year-to-date period ended March 31, 2006.

The following table shows the pro forma effects of the asset contribution made by Ray Dolby described above on the respective line items of our consolidated statements of operations:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2005	March 31, 2006	April 1, 2005	March 31, 2006
	(in thousands)
Net income	$10,330	$27,979	$20,707	$45,248
Adjustments to pro forma net income by line item:
Cost of licensing	7,273	—	17,424	—
Cost of product sales	384	—	1,286	—
Provision for income taxes	(3,070)	—	(7,587)	—

Pro forma net income	$14,917	$27,979	$31,830	$45,248

The following pro forma results presented below are not necessarily indicative of the results expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 29, 2006:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2005	March 31, 2006	April 1, 2005	March 31, 2006
	(pro forma)		(pro forma)
	(unaudited)
	(in thousands, except per share amounts)
Revenue:
Licensing	$64,717	$83,183	$126,908	$152,165
Product sales	14,807	15,708	31,294	31,712
Production services	5,577	5,833	11,162	11,872

Total revenue	85,101	104,724	169,364	195,749

Cost of revenue:
Cost of licensing	6,789	7,177	12,787	13,778
Cost of product sales (1)	7,088	6,883	14,998	19,564
Cost of production services (1)	2,181	2,338	4,196	5,227

Total cost of revenue	16,058	16,398	31,981	38,569

Gross margin	69,043	88,326	137,383	157,180

Operating expenses:
Selling, general and administrative (1)	35,610	38,584	68,467	75,121
Research and development (1)	7,740	8,363	16,029	16,305
Settlements	—	—	(2,000)	—

Total operating expenses	43,350	46,947	82,496	91,426

Operating income	25,693	41,379	54,887	65,754
Other income, net	751	4,594	1,038	8,293

Income before provision for income taxes and controlling interest	26,444	45,973	55,925	74,047
Provision for income taxes	11,070	17,652	23,330	28,138

Income before controlling interest	15,374	28,321	32,595	45,909
Controlling interest in net income, net of tax	(457)	(342)	(765)	(661)

Net income	$14,917	$27,979	$31,830	$45,248

Basic earnings per share	$0.16	$0.27	$0.35	$0.43
Diluted earnings per share	$0.14	$0.25	$0.31	$0.41
Weighted-average shares outstanding (basic)	94,806	105,254	90,649	104,774
Weighted-average shares outstanding (diluted)	105,544	111,387	101,573	111,056

(1) Stock-based compensation included above was classified as follows:

Cost of product sales	$56	$196	$110	$398
Cost of production services	30	126	56	256
Selling, general and administrative	4,603	4,106	6,790	8,210
Research and development	570	663	1,251	1,336

Total stock-based compensation	$5,259	$5,091	$8,207	$10,200

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

Licensing. Our licensing revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights, including patents, trademarks and know-how. Royalties are recorded as reported at their gross amounts and are recognized when all revenue recognition criteria have been met. We make judgments as to whether collectibility can be reasonably assured based on the licensee’s recent payment history or the existence of a standby letter-of-credit between the licensee’s financial institution and our financial institution. In the absence of a favorable collection history or a letter-of-credit, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met.

Product Sales and Production Services. Our revenue from the sale of products is recognized when the risk of ownership has transferred to our customer as provided under the terms of the governing purchase agreement, which is typically the invoice we deliver to the customer, and all the other revenue recognition criteria have been met. Generally, these purchase agreements provide that the risk of ownership is transferred to the customer when the product is shipped. Production services revenue is recognized as the services related to a given project are performed and all the other revenue recognition criteria have been met.

Allowance for Doubtful Accounts

We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for doubtful accounts based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness and geographic risk. Actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated statements of operations and our financial condition. Our allowance for doubtful accounts totaled $2.2 million at March 31, 2006. An incremental change of 1% in our allowance for doubtful accounts as a percentage of trade accounts receivables would have a $0.2 million increase or decrease in our operating results.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142, among other things, established new standards for goodwill acquired in a business combination, eliminated the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. This value is determined by using a discounted cash-flow model which considers a number of factors, including estimated future cash-flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimate of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. Our fiscal 2005 impairment test of goodwill, which was performed in the third fiscal quarter, resulted in no impairment charge. Fluctuations in our fair value, which may result from changes in economic conditions, our results of operations and other factors, relative to the carrying value, could result in impairment charges in future periods.

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

During fiscal 2005, and the fiscal year-to-date period ended March 31, 2006, more than 50% of the value of our stock was held by Ray Dolby and stockholders considered affiliated with him pursuant to the stock ownership attribution rules applicable to personal holding companies. We expect this will continue to be the case in the foreseeable future. In addition, a significant portion of our income is from licensing fees, which may constitute personal holding company income. Currently, however, less than 60% of Dolby Laboratories’ adjusted ordinary gross income is personal holding company income.

Stock-Based Compensation

We account for stock-based compensation arrangements in accordance with SFAS 123R and related interpretations. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. We estimate the fair value of stock options and ESPP awards using the Black-Scholes valuation model as permitted by the provisions of SFAS 123R and SAB 107. To determine the fair value of our stock-based awards at the date of grant using the Black-Scholes model, we make assumptions about the expected stock price volatility of our common stock, employee exercise patterns, risk-free interest rates, and expected dividend yield. Limitations on the effectiveness of the Black-Scholes option pricing model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable, and that the model requires the use of highly subjective assumptions including expected stock price volatility. In addition, under the provisions of SFAS 123R, we are required to make assumptions about the expected rate of forfeitures for our stock-based awards. Due to the limited amount of data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results may differ from our assumptions.

Results of Operations

Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	April 1, 2005	March 31, 2006	$	%	April 1, 2005	March 31, 2006	$	%
	($ in thousands)
Revenue:
Licensing	$64,717	$83,183	$18,466	29%	$126,908	$152,165	$25,257	20%
Percentage of total revenue	76%	79%			75%	78%
Product sales	14,807	15,708	901	6%	31,294	31,712	418	1%
Percentage of total revenue	17%	15%			18%	16%
Production services	5,577	5,833	256	5%	11,162	11,872	710	6%
Percentage of total revenue	7%	6%			7%	6%

Total revenue	$85,101	$104,724	$19,623	23%	$169,364	$195,749	$26,385	16%

Licensing. The $18.5 million, or 29%, increase in licensing revenue from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 was primarily due to increased sales reported by our licensees of their products that incorporate our technologies. The growth was primarily driven by increases in revenue from our consumer electronics (CE) and personal computer (PC) markets, and to a lesser extent, by our gaming, broadcast and automotive markets. The increase in the CE market was primarily due to a particularly strong holiday season for our licensees and improved collections of royalties from licensees. The increase in the PC market was driven by growth in sales of personal computer software DVD players and DVD authoring applications. The growth in the gaming, broadcast and automotive markets was driven by sales of video game consoles, set-top boxes, digital televisions and in-car entertainment systems that incorporate our technologies.

The $25.3 million, or 20%, increase in licensing revenue from the fiscal year-to-date period ended April 1, 2005 to the fiscal year-to-date period ended March 31, 2006 was primarily attributable to growth in the PC, CE and gaming markets and, to a lesser extent, by our broadcast and automotive markets for the same reasons discussed above with respect to the second quarter. While licensing revenue from our CE market has been strong in the first half of fiscal 2006 primarily due to a particularly strong holiday season for our licensees, we expect revenue from this market to be substantially lower in the second half of fiscal 2006.

Product Sales. The $0.9 million, or 6%, increase in our product sales revenue from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 was principally attributable to an increase in sales of our broadcast products in Europe as broadcasters continued to increase their capabilities for broadcasting content in Dolby Digital 5.1 surround sound.

The $0.4 million, or 1%, increase in our revenue from product sales from the fiscal year-to-date period ended April 1, 2005 to the fiscal year-to-date period ended March 31, 2006 was principally attributable to sales of our broadcast products for the same reasons discussed above with respect to the second quarter. This increase was partially offset by a decrease in sales of our cinema products which appears to have been driven by weakness in European box office receipts during calendar year 2005.

Production Services. The $0.3 million, or 5%, increase in production services revenue from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 was primarily attributable to an increase in services provided for original films as well as services related to digital cinema and services provided to encrypt films for awards group presentations.

The $0.7 million, or 6%, increase in production services revenue from the fiscal year-to-date period ended April 1, 2005 to the fiscal year-to-date period ended March 31, 2006 was primarily attributable to the same reasons discussed above with respect to the second quarter.

Gross Margin

	Actual				Pro Forma
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended		Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2005	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005	March 31, 2006
Gross margin:
Licensing gross margin percentage	78%	91%	76%	91%	90%	91%	90%	91%
Product sales margin percentage	50%	56%	48%	38%	52%	56%	52%	38%
Production services gross margin percentage	61%	60%	62%	56%	61%	60%	62%	56%

Total gross margin percentage	72%	84%	70%	80%	81%	84%	81%	80%

Licensing Gross Margin. We license intellectual property to our customers that may be internally developed, acquired by us or licensed from other parties. Our cost of licensing consists principally of royalty obligations to third parties for the licensing of intellectual property rights that we sublicense as part of our licensing arrangements with our customers. Our cost of licensing also includes amortization expenses associated with purchased intangible assets. Prior to our initial public offering in February 2005, our cost of licensing included royalty obligations to Ray Dolby. In February 2005, in connection with our initial public offering, Ray Dolby contributed to us all rights in the intellectual property related to our business that he and his affiliates held. In connection with the asset contribution, our previous licensing arrangements with Ray Dolby terminated, and we have no further obligation to pay royalties to Ray Dolby. The increase in licensing gross margin from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 and from the fiscal year-to-date period ended April 1, 2005 to the fiscal year-to-date period ended March 31, 2006 was due primarily to the elimination of royalty obligations to Ray Dolby as a result of the February 2005 contribution of his intellectual property rights.

Pro forma licensing gross margin for the second quarter of fiscal 2005 and the fiscal year-to-date period ended April 1, 2005 excludes $7.3 million and $17.4 million, respectively, of expenses we recorded for sublicensing royalty obligations to Ray Dolby.

Product Sales Gross Margin. Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Prior to our initial public offering in February 2005, our cost of product sales also included royalty obligations for technologies we licensed from Ray Dolby. These royalty obligations terminated in connection with Ray Dolby’s asset contribution discussed above. In the second quarter of fiscal 2005 and the fiscal year-to-date period ended April 1, 2005, we recorded $0.4 million and $1.3 million, respectively, in royalty expenses to cost of product sales in connection with these obligations. The increase in product sales gross margin for the second quarter of fiscal 2006 was primarily due to the elimination of royalties due to Ray Dolby.

Cost of product sales for the fiscal year-to-date period ended March 31, 2006 includes a $5.7 million charge recorded in the first quarter of fiscal 2006 in connection with our digital cinema collaboration with Walt Disney Pictures and Television discussed above in our product and services segment overview in the “Management Discussion Regarding Opportunities, Challenges and Risks” section. The decrease in product sales gross margin on a fiscal year-to-date basis from fiscal 2005 to fiscal 2006 is primarily due to the charge recognized in connection with our digital cinema collaboration, partially offset by an increase due to the elimination of royalties due to Ray Dolby.

Pro forma product sales gross margin for the second quarter of fiscal 2005 and the fiscal year-to-date period ended April 1, 2005 excludes $0.4 million and $1.3 million, respectively, of expenses we recorded for royalty obligations to Ray Dolby. The increase in pro forma product sales gross margin from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 was primarily due to higher than expected production levels, which reduced our actual per-unit overhead costs. On a fiscal year-to-date basis, the decrease in pro forma product sales gross margin was due to the charge associated with the digital cinema collaboration discussed above, but was partially offset by higher than expected production levels, which reduced our actual per-unit overhead costs.

Production Services Gross Margin. Cost of production services consists of the payroll and benefits costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. In the first quarter of fiscal 2006, we recorded a charge of $0.7 million related to the digital cinema collaboration with Walt Disney Pictures and Television discussed above. Due to this charge, production services gross margin decreased from the fiscal year-to-date period ended April 1, 2005 to the fiscal year-to-date period ended March 31, 2006. Pro forma production services gross margin was not affected by royalty obligations to Ray Dolby.

Operating Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	April 1, 2005	March 31, 2006	$	%	April 1, 2005	March 31, 2006	$	%
	($ in thousands)
Operating expenses:
Selling, general and administrative	$35,610	$38,584	$2,974	8%	$68,467	$75,121	$6,654	10%
Percentage of total revenue	42%	37%			40%	38%
Research and development	7,740	8,363	623	8%	16,029	16,305	276	2%
Percentage of total revenue	9%	8%			9%	8%
Settlements	—	—	—	—	(2,000)	—	2,000	—
Percentage of total revenue	—	—			(1%)	—

Total operating expenses	$43,350	$46,947	$3,597	8%	$82,496	$91,426	$8,930	11%

Selling, General and Administrative. Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, facility costs and professional service fees for our sales, marketing and administrative functions. The $3.0 million, or 8%, increase from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 was principally due to a $3.0 million increase in compensation and benefits costs due to growth in headcount and increases in annual pay rates. We also experienced increases in professional and consulting expenses due to IT support services, travel and entertainment expense related primarily to tradeshows and depreciation expense due to amortization of software implementations and leasehold improvements completed in fiscal 2005. These increases were partially offset by a decrease of $0.8 million in promotional expenses from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 primarily associated with an investment made in fiscal 2005 to provide Cinea’s secure DVD players to members of certain awards organizations in order to promote Cinea’s encryption technology. While there was no direct revenue associated with the distribution of these players, we believe it was a valuable investment to demonstrate the benefits of Cinea’s technology to the motion picture industry. Stock-based compensation expense decreased by $0.5 million due to a charge in the second quarter of fiscal 2005 related to an acceleration of vesting terms for a long-term employee at retirement, offset by the adoption of SFAS 123R.

The $6.7 million, or 10%, increase in selling, general and administrative expense from the fiscal year-to-date period ended April 1, 2005 to the fiscal year-to-date period ended March 31, 2006 was principally due to a $4.4 million increase in compensation and benefits costs due to growth in headcount and increases in annual pay rates coupled with a $0.4 million rise in occupancy costs to accommodate our headcount growth, and a $1.4 million increase in stock-based compensation expense due to the adoption of SFAS 123R. In addition, we experienced increases in professional and consulting expenses due to IT support services and depreciation expense due to amortization of software implementations and leasehold improvements completed in fiscal 2005. Selling, general and administrative expenses also increased due to the inclusion of an additional week in the fiscal year-to-date period ended April 1, 2005 compared to the fiscal year-to-date period ended March 31, 2006. These increases were partially offset by a decrease of $2.3 million in promotional expenses, primarily associated with our investment made in fiscal 2005 to provide Cinea’s secure DVD players to members of certain awards organizations in order to promote Cinea’s encryption technology.

Research and Development. Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The $0.6 million, or 8%, increase in research and development expense from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 was primarily driven by an increase in compensation and benefits costs due to growth in headcount and increases in annual pay rates.

The $0.3 million, or 2%, increase in research and development expense from the fiscal-year-to date period ended April 1, 2005 to the fiscal year-to-date period ended March 31, 2006 was primarily driven by increased compensation and benefits costs due to growth in headcount and increases in annual pay rates. We anticipate that research and development expense will continue to increase in absolute dollars in fiscal 2006 as compared to fiscal 2005, as we expect to hire additional personnel to support the development of new technologies.

Settlements. Settlements include interest and penalties related to the collection of royalties and resolution of disputes in our favor or against us. Settlements of royalty disputes from licensees that specifically represent unpaid royalties are recorded as licensing revenue in the period in which all revenue recognition criteria are met. Settlements of other disputes, such as disputes with implementation licensees from which we typically do not receive royalties, are recorded as settlements. In the first quarter of fiscal 2005, we recognized $2.0 million in connection with the settlement of disputes with two of IC manufacturers regarding violation of the terms of their licensing agreements with us.

Other Income, Net

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	April 1, 2005	March 31, 2006	$	%	April 1, 2005	March 31, 2006	$	%
	($ in thousands)
Other income, net	$751	$4,594	$3,843	512%	$1,038	$8,293	$7,255	699%

Other income, net, primarily consists of interest income earned on cash and cash equivalent balances, offset by interest expense on outstanding balances on our facility debt obligations. Also included are gains and losses on interest rate swap agreements associated with our facility debt obligations and foreign exchange rate fluctuations. Other income, net was $4.6 million in the second quarter of fiscal 2006 compared to $0.8 million in the second quarter of fiscal 2005, and $8.3 million in the fiscal year-to-date period ended March 31, 2006 compared to $1.0 million in the fiscal year-to-date period ended April 1, 2005. The increase in the second quarter of fiscal 2006 and on a fiscal year-to-date basis was primarily due to increased interest earned on our higher cash and cash equivalent balances as a result of our initial public offering in February 2005 and additional cash generated from operations.

Income Taxes

	Actual				Pro Forma
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended		Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2005	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005	March 31, 2006
	($ in thousands)
Income taxes:
Provision for income taxes	$8,000	$17,652	$15,743	$28,138	$11,070	$17,652	$23,330	$28,138
Effective tax rate	43%	38%	42%	38%	42%	38%	42%	38%

Our effective tax rate is based upon projection of annual fiscal year results. In the second quarter of fiscal 2005, our effective tax rate was 43%, while our effective tax rate for fiscal 2005 was 41%. Our effective tax rate for the second quarter of fiscal 2006 was 38%, lower than in the second quarter of fiscal 2005, primarily due to income from a foreign subsidiary which is not included in taxable income in the second quarter of fiscal 2006 compared to a loss from a foreign subsidiary in the second quarter of fiscal 2005 as well as an update to our fiscal 2006 projections from which we determine our expected effective tax rate. We expect our effective tax rate for fiscal year 2006 to be approximately 40%.

Liquidity and Capital Resources

The following table presents selected financial information for the fiscal quarters ended on the dates indicated:

	September 30, 2005	March 31, 2006
	(in thousands)
Cash and cash equivalents	$372,403	$450,583
Accounts receivable, net	25,221	22,737
Accounts payable and accrued liabilities	65,126	71,779
Working capital(a)	381,394	449,970

	April 1, 2005	March 31, 2006
Operating cash flow (fiscal year-to-date)	$49,196	$69,946
Capital expenditures (fiscal year-to-date)(b)	9,138	3,933
Cash provided by financing activities (fiscal year-to-date)	244,380	11,922

(a)	Working capital consists of total current assets less total current liabilities.

(b)	Capital expenditures consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements and production and test equipment.

As of March 31, 2006, we had cash and cash equivalents of $450.6 million, an increase of $78.2 million over the balance of $372.4 million at September 30, 2005. The net increase was primarily due to cash generated from operating activities of $69.9 million, which was driven by net income of $45.2 million and non-cash expenses of $16.4 million related to stock-based compensation expense and depreciation and amortization for the fiscal year-to-date period ended March 31, 2006. In addition, cash held on behalf of patent pool members that had been collected from licensees but had not yet been paid out to patent pool members increased by $13.8 million. As a result of this increase in cash collected by our patent pool administration program, accounts receivable related to the program decreased by $6.6 million, while amounts payable to patent pool members increased by $6.6 million during the fiscal year-to-date period ended March 31, 2006. The change in income taxes of $10.0 million was partially offset by $8.4 million in excess tax benefits from the exercise of stock options which are reflected in financing activities.

We believe that our cash, cash equivalents and potential cash flow from operations will be sufficient to satisfy our cash requirements through at least the next 12 months.

Cash used in investing activities was $3.9 million for the fiscal year-to-date period ended March 31, 2006 and $22.3 million for the fiscal year-to-date period ended April 1, 2005. Cash used in investing activities for the fiscal year-to-date period ended April 1, 2005 included an $11.0 million payment for an exclusive irrevocable right to sublicense a third party’s technology to our customers, as well as $9.1 million in capital expenditures. Capital expenditures decreased $5.2 million from the fiscal year-to-date period ended April 1, 2005 to the fiscal year-to-date period ended March 31, 2006 primarily due to the completion of leasehold improvements and ERP implementations that occurred in fiscal 2005.

Cash provided by financing activities was $11.9 million for the fiscal year-to-date period ended March 31, 2006. Cash provided by financing activities decreased $232.5 million from the fiscal year-to-date period ended March 31, 2006 compared to the fiscal year-to-date period ended April 1, 2005 primarily due to $242.5 million in net proceeds generated from the issuance of Class A common stock in our initial public offering in February, 2005. This decrease was partially offset by excess tax benefits from the exercise of stock options and cash received from the exercise of stock options and the issuance of common stock related to our ESPP.

In the first quarter of fiscal 2006 we adopted SFAS 123R using the modified prospective application transition method. Prior to our adoption of SFAS 123R, excess tax benefits from the exercise of stock options were reported as operating cash flows. SFAS 123R requires excess tax benefits be reported as a financing activity rather than as a reduction of taxes paid in operating activities.

Personal Holding Company Tax Matters

If we or any of our subsidiaries were to become liable for personal holding company tax, we expect that it is likely that instead of paying the personal holding company tax, we would elect to pay a dividend to our stockholders in an amount equal to all or a significant part of our undistributed personal holding company income. We expect that we would pay such a dividend out of our available working capital, which could significantly decrease our cash, unless we sought additional financing for this purpose. Any such financing might not be available on terms acceptable to us or at all. If instead of paying a dividend we elect to pay the tax, this could significantly increase our consolidated tax expense. We expect we would pay any such tax out of our available working capital, which could also significantly decrease our cash, unless we sought additional financing. For further explanation of matters related to personal holding company tax, refer to our “Critical Accounting Policies – Accounting for Income Taxes”.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash and Cash Equivalents. As of March 31, 2006, we had cash and cash equivalents of $450.6 million, which consisted of cash, highly liquid money market instruments and United States government-backed securities with original maturities of three months or less. In the future, we may invest some of our cash in other types of financial instruments, such as overnight money market funds, United States government securities, corporate debt and municipal debt. If we invest in these instruments, our results could become more sensitive to fluctuations in interest rates. Utilizing our cash and cash equivalents balance as of March 31, 2006, a hypothetical 1.0% change in interest rates would result in a $4.5 million impact to our interest income over a one-year period.

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

Foreign Currency Exchange Risk

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom. Consequently, we have exposure to adverse changes in exchange rates associated with our foreign business operations. Nearly all of our revenue is derived from transactions denominated in United States dollars. In fiscal 2005, we began selling more products in United States dollars from our United Kingdom branch and maintained the receipts in a United States dollar account in the United Kingdom. The functional currency of our United Kingdom branch is the British pound sterling. Therefore, we were required to remeasure balances that were in currencies other than the functional currency and recognize the impact of these foreign exchange rate fluctuations in our results of operations. As the balance in the account grew throughout fiscal 2005, our results of operations became exposed to foreign exchange gains and losses. In the first quarter of fiscal 2006, we converted much of the balance into British pound sterling, thereby significantly mitigating the exposure from fluctuations in foreign exchange rates on our statement of operations. We periodically convert balances denominated in United States dollars at our United Kingdom branch into British pound sterling to mitigate this exposure.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2006, that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

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

Maintaining and strengthening the “Dolby” brand is critical to maintaining and expanding both our products and services business and our technology licensing business, as well as to our ability to enter new markets for our sound and other technologies. Our continued success depends, in part, on our reputation for providing high quality products, services and technologies across a wide range of entertainment industries, including the consumer electronics products industry. If we fail to promote and maintain the Dolby brand successfully on either the products and services or the licensing sides of our business, our business and prospects will suffer. Moreover, we believe that the likelihood that our technologies will be adopted as industry standards in various markets and for various applications depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to accept, as an industry standard, technologies developed by a well-respected and well-known brand. Maintaining and strengthening our brand will depend heavily on our ability to continue to develop innovative technologies for the entertainment industry and to continue to provide high quality products and services, which we may not do successfully. Moreover, because we engage in relatively little direct brand advertising, the promotion of our brand depends upon entertainment industry participants displaying our trademarks on their products that incorporate our technologies, such as film prints and consumer electronics products. Although we do not require our customers to place our brand on their products, we actively encourage them to do so. For example, we rely on consumer electronics product manufacturers that license our technologies to display our trademarks on their products in order to promote our brand. If our customers choose for any reason not to display our trademarks on their products, our ability to maintain or increase our brand awareness may be harmed, which would have an adverse effect on our business and prospects. In addition, if we fail to maintain high quality standards for our professional products, or if we fail to maintain high quality standards for the products that incorporate our technologies through the quality-control certification process that we require of our licensees, the strength of our brand could be adversely affected.

We do not expect sales of traditional consumer DVD players to sustain their past growth rates. To the extent that sales of DVD players and home theatre systems level off or decline, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of DVD players and home theatre systems incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of traditional consumer DVD players to sustain their past growth rates. Also, the industry has experienced a movement by discount retailers towards lower-end DVD players thereby decreasing the number of processors on which we earn licensing revenue. As a result of this movement, manufacturing of these lower-end DVD players appears to be growing in emerging economies, which we believe will pose challenges in royalty collection and intellectual property enforcement. To the extent that sales of DVD players and home theatre systems level off or decline, our licensing revenue will be adversely affected. Additionally, the release and consumer adoption of next generation DVD players has been delayed. There are currently two potential, incompatible formats for next generation high-definition disc format proposed, and consumers may not react favorably to having to make a choice between formats. The delay in the release and consumer adoption of the next generation disc format, as well as the inability of traditional DVD players to sustain their past growth rates, could adversely affect our licensing revenue. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our business, operating results and prospects will be adversely affected.

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

We face risks in conducting business in emerging economies, such as China, particularly due to the limited recognition and enforcement of intellectual property and contractual rights in these countries.

We expect consumer electronics product manufacturing in emerging economies, such as China, to continue to increase due to the availability of lower manufacturing costs as compared to in other industrial countries. We also expect that our sales of professional products and production services in emerging economies will expand in the future to the extent that the use of digital surround sound technologies increases in these countries, including in movies, broadcast television and video games. We further expect that the sale of products incorporating our technologies will increase in emerging economies to the extent that consumers there become more affluent. However, we face many risks associated with operating in these emerging economies, in large part, due to limited recognition and enforcement of contractual and intellectual property rights. Recently, the consumer electronics industry has experienced a movement by discount retailers towards lower-end DVD players, thereby decreasing the number of processors on which we earn licensing revenue. As a result of this movement, manufacturing of these lower-end DVD players appears to be growing in emerging economies, which we believe will pose challenges for us in royalty collection and intellectual property enforcement. In particular, we have many times experienced, and expect to continue to experience, problems with consumer electronics product manufacturers in emerging economies, such as China, failing to report or underreporting shipments of their products that incorporate our technologies or incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees, which adversely affects our operating results. We may also experience difficulties in enforcing our intellectual property rights in these emerging economies, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants world-wide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate. If we are unable to develop, maintain and strengthen these relationships, our revenue from these countries could be adversely affected.

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

Our operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees and of the satisfaction of our revenue recognition criteria.

Our quarterly operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees and of the satisfaction of our revenue recognition criteria. We recognize license revenue only after we receive royalty reports from our licensees regarding the shipment of their products that incorporate our technologies. As a result, the timing of our revenue is dependent upon the timing of our receipt of those reports. In addition, it is not uncommon for royalty reports to include positive or negative corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have recognized an unusually large amount of licensing revenue from a licensee in a given quarter because not all of our revenue recognition criteria were met in prior periods. This can result in a large amount of licensing revenue from a licensee being recorded in a given quarter that is not necessarily indicative of the amounts of licensing revenue to be received from that licensee in future quarters, thus causing fluctuations in our operating results.

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

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment chain, including motion picture studios, broadcasters, video game designers, music producers and manufacturers of consumer electronics products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve, both on the professional and consumer sides of our business. For example, our products and services business is particularly dependent upon our relationships with the major motion picture studios and broadcasters, and our technology licensing business is particularly dependent upon our relationships with consumer electronics product manufacturers, software developers and integrated circuit, or IC, manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be more likely not to purchase and use our products, services and technologies, or create content incorporating our technologies, which could materially harm our business and prospects. In addition to directly providing substantially all of our revenue, these relationships are also critical to our ability to have our technologies adopted as industry standards. Moreover, if we fail to maintain our relationships, or if we are not able to develop relationships in new markets in which we intend to compete in the future, including markets for new technologies and expanding geographic markets, such as China, India and other emerging economies, our business, operating results and prospects could be materially and adversely affected. In addition, if major industry participants form strategic relationships that exclude us, whether on the products and services side or the licensing side of our business, our business and prospects could be materially adversely affected.

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

We expect that the future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new opportunities for our technologies, including:

•	Digital television and radio broadcasting;

•	HDTV;

•	Personal computer technology;

•	Video game consoles and video games;

•	Home DVD recording;

•	In-car entertainment systems;

•	DVD-Audio;

•	Personal audio and video players, including Internet music applications;

•	Broadband Internet;

•	Mobile devices; and

•	Connected home.

The development of these markets depends on increased consumer demand for products that contain our technologies, which may not occur. Any failure of such markets to develop or consumer demand to grow would have a material adverse effect on our business and prospects. For example, in an effort to offer lower cost business PCs, PC manufacturers may exclude software DVD players in their business-oriented offerings, which may result in lowered demand for our technology. In another example, only a small number of automobile manufacturers currently offer in-car entertainment systems incorporating our surround sound technologies, and most of those that do limit those systems only to certain models. Additional manufacturers may not offer surround sound entertainment systems, and, even if they do, the car models on which surround sound may be offered are likely to be, at least initially, limited to the high end of these manufacturers’ lines. Whether our revenue from digital broadcast networks and broadband Internet services increases depends upon the expansion of digital broadcast technologies and broadband Internet as a medium of entertainment, which may not occur. In addition, even when our technologies are adopted as industry standards for a particular market, such market may not fully develop. In such case, our success depends not only on whether our technologies are adopted as industry standards for such market, but also on the development of that market, which may not occur. Demand for our technologies in any of these developing markets may not continue to grow, and a sufficiently broad base of consumers and professionals may not adopt or continue to use these technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide certain technologies and entertainment for little or no cost, such as many of the services provided in connection with broadband Internet services. Moreover, some of these markets are ones in which we have not previously participated and, because of our limited experience, we may not be able to adequately adapt our business and our technologies to the needs of customers in these fields.

If we do not identify opportunities and successfully execute our initiatives to participate in the emerging digital cinema market, our future prospects could be limited and our business could be adversely affected.

The cinema industry is in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. Industry participants are discussing various business models to facilitate adoption of digital cinema by allocating the costs among industry participants, but no arrangements have yet emerged as definitive business models that will result in significant installations of digital cinema systems. If we do not identify, and successfully execute on, the business models that result in generating revenues from our digital cinema products and services, our future prospects in this market will be limited and our business could be adversely affected. Participating in some of the models under discussion may require us to depart from our traditional model of selling our professional products pursuant to one-time contracts, and could expose us to various risks we have not faced in the past. Furthermore, some of these models could cause our product sales and services margins to decline. For example, in the third quarter of fiscal 2005, we entered into a collaboration agreement with Walt Disney Pictures and Television to deploy digital cinema systems in selected theatres throughout the U.S. In connection with this deployment, we incurred charges of $1.4 million and $6.4 million in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, respectively. We may incur charges for digital cinema system deployments in the future.

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

We also expect that growth in our licensing revenue will depend, in part, upon the growth of sales of consumer electronics products incorporating our technologies in emerging economies, as consumers in these markets have more disposable income and are increasingly purchasing entertainment products with surround sound capabilities. However, if our licensing revenue from the use of our technologies in these new markets or geographic areas does not expand, our prospects could be adversely affected.

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

We have limited or no patent protection for our technologies in certain countries, including China and India, which could limit our ability to grow our business in these markets.

We have relatively few or no issued patents in certain countries, including China and India. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies. In India, we have no issued patents. As such, growing our licensing revenue in these emerging countries will depend on our ability to obtain patent rights in these counties for existing and new technologies, which is uncertain. Moreover, because of the limitations of the legal systems in many of these countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is likewise uncertain.

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

As of March 31, 2006, we had over 950 individual issued patents and over 1,350 pending patent applications in nearly 35 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through February 2025. Of these, 54 patents are scheduled to expire in calendar year 2006, 48 patents are scheduled to expire in calendar year 2007 and 19 patents are scheduled to expire in calendar year 2008. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2008 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2020. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

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

Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. In the past we have settled claims relating to infringement allegations and agreed to make payments in connection with such settlements. We expect that similar claims will be asserted against us in the future in the ordinary course of our business. For example, in December 2005, we received notice that an action had been filed against us alleging that our Dolby Virtual Speaker technology infringes certain U.S. patents held by Cooper Bauck Corp. An adverse determination in any intellectual property claim could require that we pay damages or stop using technologies found to be in violation of a third party’s rights and could prevent us from offering our products and services to others. In order to avoid these restrictions, we may have to seek a license for the technology. This license may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our operating expenses. The technologies also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense. If we cannot license or develop technologies for any infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. In addition, at times in the past, we have chosen to defend our licensees from third-party intellectual property infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future. Any of these results could harm our brand, our operating results and our financial condition. In addition, from time to time we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us regarding our licensing royalty rate practices, including potential antitrust claims. Damages and requests for injunctive relief asserted in claims like these could be material, and could have a significant impact on our business. Any disputes with our customers or potential customers or other third parties could adversely affect our business, results of operations and prospects.

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

Sales of our professional products and production services tend to fluctuate based on the underlying trends in the motion picture industry. For example, when box office receipts for the motion picture industry increase, we have typically seen sales of our professional products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced cinema products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to upgrade their systems or build new theatres. Our professional product sales are also subject to fluctuations based on events and conditions in the theatre industry generally that may or may not be tied to box office receipts in particular periods. In fiscal 2005 changes within the U.S. cinema industry, including recent restructuring and consolidations, appears to have delayed purchasing decisions by exhibitors. To a lesser extent, the sale of our professional products is influenced by the launch of new digital services by broadcasters. On the other hand, our production services revenue, both in the United States and internationally, is tied to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work stoppages within the motion picture industry, as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

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

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management, disposal and labeling of hazardous substances and wastes and the cleanup of contaminated sites. We could incur costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. The ultimate costs under environmental laws and the timing of these costs are difficult to predict. We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances that will apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the “RoHS Directive”) and similar legislation proposed for China. We are redesigning our products regulated under the RoHS Directive in order to be able to continue to offer them for sale within the European Union. For some products, substituting certain components containing regulated hazardous substances will be more difficult or costly, and the additional redesign efforts could result in production delays. Certain electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the RoHS Directive, which could negatively impact our ability to generate revenue from those products. We could also face significant costs and liabilities in connection with product take-back legislation. The European Union Directive 2002/96/EC on Waste Electrical and Electronic Equipment Directive (also known as the “WEEE Directive”) requires producers of certain electrical and electronic equipment, including broadcast equipment, to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. As of March 2006, not all member states within the EU have enacted enabling legislation under the WEEE Directive, and in the absence of such legislation, it is difficult to determine the costs to comply with the WEEE Directive. Similar legislation may be enacted in other countries, such as China, and the United States, the cumulative impact of which could significantly increase our operating costs and adversely affect our operating results. We also expect that our operations, whether manufacturing or licensing, will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business.

Any inability to protect our intellectual property rights could reduce the value of our products, services and brand.

Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. We derived 73%, 73% and 75% of our total revenue from licensing revenue in the fiscal years 2003, 2004 and 2005, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in certain countries or where the initiation of a claim might harm our business relationships. For example, we have many times experienced, and expect to continue to experience, problems with consumer electronics product manufacturers incorporating our technologies into their products without our authorization. Recently, the industry has experienced a movement by discount retailers towards lower-end DVD players thereby decreasing the number of processors on which we earn licensing revenue. As a result of this movement, manufacturing of these lower-end DVD players appears to be growing in emerging economies, which we believe will pose challenges in royalty collection and intellectual property enforcement. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs, which could adversely affect our financial condition and results of operations. We generally seek patent protection for our innovations. It is possible, however, that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Moreover, we have limited or no patent protection in certain foreign jurisdictions. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies, and in India we have no issued patents. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may later be found to be invalid or unenforceable. Moreover, we seek to maintain certain intellectual property as trade secrets. These trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from them.

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

We have evaluated, and expect to continue to evaluate, a wide array of possible strategic transactions, including acquisitions. For example, we consider these types of transactions in connection with our efforts to expand our business beyond sound technologies, such as in digital cinema and other technologies related to the delivery of digital entertainment. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future, any of these transactions could be material in relation to our financial condition and results of operations. The process of integrating an acquired company, business or technology may create unforeseen difficulties and expenditures. The areas where we may face risks include:

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

At March 31, 2006, Ray Dolby and persons and entities affiliated with Ray Dolby owned approximately 64% of our Class A and Class B common stock, representing 93% of the combined voting power of our outstanding Class A and Class B common stock. Under our charter, holders of shares of Class B common stock may generally transfer such shares to family members, including spouses and descendents or the spouses or domestic partners of such descendents, without having the shares automatically convert into shares of Class A common stock. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendents will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. There is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates continue to hold shares of Class B common stock representing approximately 11% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, in the public market, the trading price of our Class A common stock could decline. As of March 31, 2006, we had outstanding a total of 105,675,406 shares of Class A and Class B common stock. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders.

As of March 31, 2006, our directors and executive officers held 68,811,000 shares of Class B common stock and vested options to purchase 599,597 shares of Class B common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended March 31, 2006, we issued an aggregate of 926,403 shares of our Class B common stock to certain employees, consultants, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and from March 31, 2006 through April 26, 2006, we issued an aggregate of 324,295 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of $1.4 million in the fiscal quarter ended March 31, 2006, and $0.6 million in the period from March 31, 2006 through April 26, 2006, as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of April 26, 2006 options to purchase an aggregate of 8,472,340 shares of our Class B common stock remained outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

Use of Proceeds from Public Offering

The SEC declared our registration statement, filed on Form S-1 (File No. 333-120614) under the Securities Act of 1933 in connection with the initial public offering of our Class A common stock, $0.001 par value, effective on February 16, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2006 Annual Meeting of Stockholders (the “Annual Meeting”) on February 14, 2006 at our executive offices located at 100 Potrero Avenue, San Francisco, CA 94103–4813. At the Annual Meeting, our stockholders:

1.	Elected five directors to serve until the 2007 Annual Meeting of Stockholders or until their successors are duly elected and qualified;

2.	Approved the amendment and restatement of our 2005 Stock Plan to permit certain future awards under the plan to qualify as performance–based compensation under Section 162(m) of the Internal Revenue Code and to permit the granting of performance cash bonus awards under the plan; and

3.	Ratified the appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending September 29, 2006.

Each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to ten votes, on all matters submitted to a vote of stockholders, unless otherwise required by law. The Class A Common Stock and Class B Common Stock vote together as a single class. At the Annual Meeting, the holders of Class A common stock and Class B common stock voted as follows:

1.	Election of Directors

Directors	Votes For	Votes Withheld
Ray Dolby	725,167,792	210,587
Bill Jasper	725,169,975	208,404
Peter Gotcher	725,249,489	128,890
Sanford Robertson	723,087,528	2,290,851
Roger Siboni	725,240,699	137,680

2.	Amendment and restatement of our 2005 Stock Plan to permit certain future awards under the plan to qualify as performance–based compensation under Section 162(m) of the Internal Revenue Code and to permit the granting of performance cash bonus awards under the plan.

Votes For:	716,034,766
Votes Against:	1,587,592
Abstentions:	453,063
Broker Non-Votes:	7,302,958

3.	Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for our fiscal year ending September 29, 2006.

Votes For:	725,077,539
Votes Against:	45,456
Abstentions:	255,384

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

4.1	Form of Class B Common Stock certificate.	Form 8-A	January 25, 2006

10.1*	Dolby Laboratories, Inc. 2005 Stock Plan, as amended and restated.	Form 8-K	February 16, 2006

10.2*	2006 Dolby Annual Incentive Plan.	Form 8-K	February 16, 2006

10.3*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement

‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2006

DOLBY LABORATORIES, INC.

By:	/s/ Kevin J. Yeaman
Kevin J. Yeaman
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

4.1	Form of Class B Common Stock certificate.	Form 8-A	January 25, 2006

10.1*	Dolby Laboratories, Inc. 2005 Stock Plan, as amended and restated.	Form 8-K	February 16, 2006

10.2*	2006 Dolby Annual Incentive Plan.	Form 8-K	February 16, 2006

10.3*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement

‡	Furnished herewith