Form 10-Q
period 2006-06-30
Dolby Laboratories, Inc.
filed 2006-08-02
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

On July 26, 2006, the registrant had 36,986,098 shares of Class A common stock, par value $0.001 per share, and 69,810,631 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

TABLE OF CONT ENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	June 30, 2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$372,403	$373,421
Short-term investments	—	74,176
Restricted cash	205	208
Accounts receivable, net	25,221	23,597
Inventories	11,722	11,957
Income tax receivable	8,021	13,865
Deferred income taxes	31,183	36,425
Prepaid expenses and other current assets	5,433	4,834

Total current assets	454,188	538,483
Property, plant and equipment, net	76,462	76,801
Intangible assets, net	17,184	15,512
Goodwill	23,865	23,188
Long-term investments	—	23,767
Long-term deferred income taxes	6,781	8,790
Other non-current assets	7,797	7,319

Total assets	$586,277	$693,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$65,126	$71,764
Income taxes payable	3,054	4,026
Current portion of debt	1,346	1,416
Deferred revenues	3,268	5,701

Total current liabilities	72,794	82,907
Long-term debt	12,124	11,270
Other non-current liabilities	21,956	19,121

Total liabilities	106,874	113,298
Controlling interest	18,264	19,761
Stockholders’ equity:
Class A common stock	33	37
Class B common stock	71	70
Additional paid-in capital	308,354	315,327
Deferred stock-based compensation	(26,422)	—
Retained earnings	177,369	241,701
Accumulated other comprehensive income	1,734	3,666

Total stockholders’ equity	461,139	560,801

Total liabilities and stockholders’ equity	$586,277	$693,860

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2005	June 30, 2006	July 1, 2005	June 30, 2006
	(unaudited)
Revenue:
Licensing	$60,775	$69,138	$187,683	$221,303
Product sales	13,486	18,862	44,780	50,574
Production services	5,418	5,650	16,580	17,522

Total revenue	79,679	93,650	249,043	289,399

Cost of revenue:
Cost of licensing	5,156	6,008	35,367	19,786
Cost of product sales (1)	6,754	10,190	23,038	29,754
Cost of production services (1)	2,246	2,686	6,442	7,913

Total cost of revenue	14,156	18,884	64,847	57,453

Gross margin	65,523	74,766	184,196	231,946

Operating expenses:
Selling, general and administrative (1)	33,372	38,477	101,839	113,598
Research and development (1)	6,885	9,108	22,914	25,413
Settlements	—	—	(2,000)	—

Total operating expenses	40,257	47,585	122,753	139,011

Operating income	25,266	27,181	61,443	92,935
Other income, net	2,062	4,020	3,100	12,313

Income before provision for income taxes and controlling interest	27,328	31,201	64,543	105,248
Provision for income taxes	12,332	11,778	28,075	39,916

Income before controlling interest	14,996	19,423	36,468	65,332
Controlling interest in net income, net of tax	(218)	(339)	(983)	(1,000)

Net income	$14,778	$19,084	$35,485	$64,332

Basic earnings per share	$0.14	$0.18	$0.37	$0.61
Diluted earnings per share	$0.13	$0.17	$0.34	$0.58
Weighted-average shares outstanding (basic)	103,410	106,238	94,796	105,262
Weighted-average shares outstanding (diluted)	112,750	111,983	104,954	111,446
Expense for royalties payable to related party	$—	$—	$18,710	$—
Expense for rent payable to related party	873	337	2,619	1,546

(1) Stock-based compensation included above was as follows:
Cost of product sales	$56	$201	$166	$599
Cost of production services	27	129	83	385
Selling, general and administrative	2,674	3,731	9,464	11,941
Research and development	471	679	1,722	2,015

Total stock-based compensation	$3,228	$4,740	$11,435	$14,940

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year-to-Date Ended
	July 1, 2005	June 30, 2006
	(unaudited)
Operating activities:
Net income	$35,485	$64,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,199	9,452
Stock-based compensation expense	11,435	14,940
Excess tax benefit from exercise of stock options	—	(11,016)
Provision for doubtful accounts	108	601
Deferred income taxes	(7,724)	(8,174)
Other non-cash items affecting net income	1,090	1,292
Changes in operating assets and liabilities:
Restricted cash	(175)	(3)
Accounts receivable	2,135	1,235
Inventories	(2,163)	(1,797)
Prepaid expenses and other current assets	1,941	505
Accounts payable and accrued liabilities	6,796	7,047
Accounts payable and accrued royalties due to related parties	(279)	—
Income taxes, net	7,609	8,194
Deferred revenues	1,078	2,994
Other non-current liabilities	596	(182)
Payment on litigation settlement	(3,000)	(3,000)

Net cash provided by operating activities	63,131	86,420

Investing activities:
Purchases of property, plant and equipment	(12,001)	(5,697)
Purchases of available-for-sale securities	—	(205,569)
Sales of available-for-sale securities	—	108,250
Acquisitions, net of cash acquired	(1,446)	—
Purchases of intangible assets	(11,773)	—
Other	39	(1,000)

Net cash used in investing activities	(25,181)	(104,016)

Financing activities:
Payments on debt	(976)	(1,011)
Proceeds from the exercise of Class B stock options	3,123	4,309
Issuance of Class A common stock, net of issuance costs of $20.8 million	242,490	—
Issuance of Class A common stock from ESPP purchase	—	2,207
Excess tax benefit from exercise of stock options	—	11,016
Repurchases of Class B common stock	(72)	—

Net cash provided by financing activities	244,565	16,521

Effect of foreign exchange rate changes on cash and cash equivalents	325	2,093

Net increase in cash and cash equivalents	282,840	1,018
Cash and cash equivalents at beginning of year	78,711	372,403

Cash and cash equivalents at end of quarter	$361,551	$373,421

Supplemental disclosure:
Cash paid for income taxes	$28,162	$41,573
Cash paid for interest	1,512	1,348

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Summary of Business and Significant Accounting Policies

Dolby Laboratories, Inc. (Dolby Laboratories, we or us), a Delaware corporation, develops and delivers innovative products and technologies that make the entertainment experience more realistic and immersive in theatres, homes, automobiles and elsewhere. Ray Dolby, our principal stockholder, founded Dolby Laboratories in 1965 to develop noise reduction technologies. Today, we deliver a broad range of sound technologies for use in both professional and consumer applications throughout the world. In recent years we have expanded our focus to include other technologies that facilitate the delivery of digital entertainment.

Unaudited Interim Financial Statements

The accompanying interim consolidated balance sheet as of June 30, 2006, the consolidated statements of operations for the fiscal quarters and fiscal year-to-date periods ended July 1, 2005 and June 30, 2006 and the consolidated statements of cash flows for the fiscal year-to-date periods ended July 1, 2005 and June 30, 2006 are unaudited. These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2005 and include all adjustments necessary for fair presentation. The results for the fiscal quarter and fiscal year-to-date period ended June 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 29, 2006. The fiscal year-to-date period ended June 30, 2006 consisted of 39 weeks as compared to the fiscal year-to-date period ended July 1, 2005, which consisted of 40 weeks. Our 2006 fiscal year consists of 52 weeks and ends on September 29, 2006. Our 2005 fiscal year consisted of 53 weeks and ended on September 30, 2005.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2005	June 30, 2006	July 1, 2005	June 30, 2006
	(in thousands, except per share amounts)
Numerator:
Net income	$14,778	$19,084	$35,485	$64,332

Denominator:
Weighted-average shares outstanding (basic)	103,410	106,238	94,796	105,262
Common stock equivalents from options to purchase Class A common stock and Class B common stock	9,340	5,745	10,158	6,184

Weighted-average shares outstanding (diluted)	112,750	111,983	104,954	111,446

Basic earnings per share	$0.14	$0.18	$0.37	$0.61
Diluted earnings per share	$0.13	$0.17	$0.34	$0.58

A total of zero and 1,581,240 options were excluded from the calculation for the third quarter of fiscal 2005 and 2006, respectively, because their inclusion would have been anti-dilutive. A total of 1,316,250 and 1,671,801 options were excluded from the calculation for the fiscal year-to-date periods ended July 1, 2005 and June 30, 2006, respectively, because their inclusion would have been anti-dilutive.

Investments

We have investments in money market funds, United States government agency securities and municipal debt securities. We account for these instruments under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments that have original maturities of 90 days or less from the date of purchase are classified as cash and cash equivalents; investments that have original maturities between 91 days and one year from the date of purchase are classified as short-term investments; and investments that have maturities of more than one year from the date of purchase are classified as long-term investments. Auction rate certificates which have original maturities greater than one year are classified as short-term investments based on our ability and intent to sell these instruments within one year from the date of purchase. All of these securities are classified as available-for-sale and are recorded at fair market value on the consolidated balance sheet. Unrealized gains or losses from these investments are reported as a component of other comprehensive income and realized gains or losses are reported as a component of other income, net.

Stock-Based Compensation

On October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R) using the modified prospective application transition method. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. Previously, we had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In the third quarter of fiscal 2006, we recorded stock-based compensation expense of $4.7 million under the fair-value provisions of SFAS 123R, compared to $3.2 million in the third quarter of fiscal 2005 under the provisions of APB 25 and related interpretations. In addition, the deferred compensation balance of $26.4 million related to stock-based awards accounted for under APB 25 as of September 30, 2005 was eliminated and there was a corresponding reduction in additional paid-in capital. See Note 4 “Stock-Based Compensation” for further discussion.

Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments, which are reflected as a component of stockholders’ equity. The components of comprehensive income, net of tax, were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2005	June 30, 2006	July 1, 2005	June 30, 2006
	(in thousands)
Net income	$14,778	$19,084	$35,485	$64,332
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(720)	3,002	526	2,033
Unrealized losses from available-for-sale securities, net of tax	—	(101)	—	(101)

Comprehensive income	$14,058	$21,985	$36,011	$66,264

2.	Composition of Certain Financial Statement Captions

Restricted Cash

Restricted cash includes deposits from new customers that, in accordance with certain of our licensing agreements, remain in escrow until we have rightful ownership of the funds, which occurs upon delivery of certain materials.

Cash Equivalents and Investments

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of June 30, 2006 is as follows:

	Maturity
	90 Days or Less		91 Days to One Year		Greater than One Year
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
	(in thousands)
Money market funds	$163,533	$—	$—	$—	$—	$—
U.S. government agency securities	51,988	(7)	—	—	4,487	(12)
Municipal debt securities	52,775	—	5,876	(9)	18,530	(73)
Auction rate certificates	—	—	68,300	—	—	—
Equity investment under the cost method	—	—	—	—	750	—

Cash equivalents and investments	$268,296	$(7)	$74,176	$(9)	$23,767	$(85)

The equity investment represents equity securities that we have accounted for under the cost method and classified as long-term investments based on our ability and intent to hold the investment for more than one year.

Accounts Receivable, net

Accounts receivable consists of the following:

	September 30, 2005	June 30, 2006
	(in thousands)
Trade accounts receivable, licensing	$4,046	$5,756
Trade accounts receivable, products and services	9,349	12,349
Accounts receivable related to patent administration program	12,994	6,498
Other accounts receivable	862	662

	27,251	25,265
Less: Allowance for doubtful accounts	(2,030)	(1,668)

Accounts receivable, net	$25,221	$23,597

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2005	June 30, 2006
	(in thousands)
Raw material	$2,376	3,747
Work in process	1,571	1,584
Finished goods	7,775	6,626

Inventories	$11,722	$11,957

Goodwill and Intangible Assets

Following is a summary of goodwill and intangible assets:

	September 30, 2005	June 30, 2006
	(in thousands)
Amortized intangible assets:
Patents	$4,489	$4,436
Acquired technology	3,796	3,745
Other intangibles	11,507	11,498

	19,792	19,679
Less: Accumulated amortization	(2,608)	(4,167)

Intangible assets, net	$17,184	$15,512

Non-amortized intangible assets:
Goodwill	$23,865	$23,188

Amortization expense associated with our intangible assets was $0.5 million in both the third quarter of fiscal 2005 and 2006, and is included in cost of licensing, cost of product sales and selling, general and administrative expenses in the accompanying consolidated statements of operations. The decrease in goodwill from September 30, 2005 to June 30, 2006 was due to a fluctuation in foreign exchange rates.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2005	June 30, 2006
	(in thousands)
Accounts payable	$6,539	$5,150
Accrued compensation and benefits	18,374	18,845
Accrued royalties	4,762	5,515
Accrued professional fees	2,495	2,097
Current portion of litigation settlement	2,417	2,337
Amounts payable to patent pool members	23,303	28,762
Other accrued liabilities	7,236	9,058

Accounts payable and accrued liabilities	$65,126	$71,764

3.	Segment Information

Operating Segments

Our chief operating decision maker is our Chief Executive Officer (CEO). While the CEO evaluates results in a number of different ways, the primary basis upon which the allocation of resources and financial results is assessed is by examining our business in two operating segments: our technology licensing segment and our products and services segment. The technology licensing segment licenses technology, trademarks and know-how to consumer electronics, personal computer, broadcast, automotive and gaming companies and administers third-party patent-only licenses. The products and services segment provides professional products to movie theatres and to the recording, broadcast, cable, video post-production and live sound industries. Additionally, this segment provides services to broadcast, film production and distribution companies and movie theatres.

Accounting policies for each of the operating segments are the same as those used on a consolidated basis. Our reportable segment information for the fiscal quarters and fiscal year-to-date periods ended July 1, 2005 and June 30, 2006 is as follows:

	Revenue
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2005	June 30, 2006	July 1, 2005	June 30, 2006
	(in thousands)
Technology licensing	$60,775	$69,138	$187,683	$221,303
Products and services	18,904	24,512	61,360	68,096

Total revenue	$79,679	$93,650	$249,043	$289,399

	Gross Margin
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2005	June 30, 2006	July 1, 2005	June 30, 2006
	(in thousands)
Technology licensing	$55,619	$63,130	$152,316	$201,517
Products and services	9,904	11,636	31,880	30,429

Total gross margin	$65,523	$74,766	$184,196	$231,946

	Reconciliation to Income before Provision for Income Taxes and Controlling Interest
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2005	June 30, 2006	July 1, 2005	June 30, 2006
	(in thousands)
Total segment gross margin	$65,523	$74,766	$184,196	$231,946
Operating expenses	40,257	47,585	122,753	139,011
Other income, net	2,062	4,020	3,100	12,313

Total income before provision for income taxes and controlling interest	$27,328	$31,201	$64,543	$105,248

Geographic Data

Revenue by geographic region, as determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for product sales, and the location where services were performed for production services revenue, was as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2005	June 30, 2006	July 1, 2005	June 30, 2006
	(in thousands)
United States	$24,379	$29,639	$67,378	$79,735
International	55,300	64,011	181,665	209,664

Total revenue	$79,679	$93,650	$249,043	$289,399

The concentration of our revenue from individual countries or geographic regions was as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2005	June 30, 2006	July 1, 2005	June 30, 2006
United States	31%	32%	27%	28%
Japan	19%	18%	25%	22%
China	12%	10%	10%	10%
Europe	20%	19%	20%	20%
Other	18%	21%	18%	20%

In the third quarter of fiscal 2006, revenue from one customer made up 10% of total revenue for the quarter. In the third quarter of fiscal 2005 no customer accounted for 10% or more of total revenue.

We do not track capital expenditures or assets by geographic region. Consequently, it is not practical to show assets by geographic region.

4.	Stock-Based Compensation

We utilize stock-based awards as a form of compensation for employees, officers, directors and certain non-employee consultants. On October 1, 2005, we adopted the provisions of SFAS 123R using the modified prospective application transition method. Under this method, amounts reported prior to the adoption of SFAS 123R should not be restated to reflect the provisions of SFAS 123R. The table below shows net income and earnings per share as if the fair-value method required by SFAS 123 had been applied to periods prior to our actual date of adoption:

	Fiscal Quarter Ended	Fiscal Year-to-Date Ended
	July 1, 2005	July 1, 2005
	(in thousands, except per share amounts)
Net income as reported	$14,778	$35,485
Stock-based compensation included in net income as reported, net of tax	2,987	10,753
Stock-based compensation under the fair-value method, net of tax	(3,491)	(11,627)

Pro forma net income	$14,274	$34,611

Basic earnings per share
As reported	$0.14	$0.37
Pro forma	$0.14	$0.37
Diluted earnings per share
As reported	$0.13	$0.34
Pro forma	$0.13	$0.33

We recognized $4.5 million and $13.6 million in tax benefits related to stock-based compensation arrangements in the third quarter of fiscal 2006 and the fiscal year-to-date period ended June 30, 2006, respectively. We recognized $1.0 million in tax benefits related to stock-based compensation arrangements in the third quarter of fiscal 2005 and the fiscal year-to-date period ended July 1, 2005.

We have issued stock-based awards in the form of stock options, stock appreciation rights, shares issued under our employee stock purchase plan and stock grants. Below is a summary of the different types of stock-based awards issued under our stock plans:

Stock Options. We have granted stock options to our employees, officers and directors under our 2005 Stock Plan and our 2000 Stock Incentive Plan. Stock options are generally granted at fair market value on the date of grant. Options granted to employees and officers generally vest over 4 years, with equal annual cliff-vesting and expire on the earlier of 10 years or 3 months after termination of service. Options granted to outside directors generally vest over 3 years. All options granted vest over the requisite service period and are settled through issuance of shares of Dolby Laboratories common stock. Our 2005 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria, though no such awards have been granted as of June 30, 2006. Upon the exercise of stock options, we issue new shares of Class B common stock under the 2000 Stock Incentive Plan and new shares of Class A common stock under the 2005 Stock Plan. We utilize a Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant.

The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2005	June 30, 2006	July 1, 2005	June 30, 2006
Expected term (in years)	6.00	6.25	6.00	6.23
Risk-free interest rate	4.0%	5.2%	4.1%	4.6%
Expected stock price volatility	50.0%	50.4%	63.2%	50.1%
Dividend yield	—	—	—	—

To determine the expected term of our employee stock options granted in fiscal 2006 we utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107). This approach resulted in a weighted-average expected term of 6.25 years for options granted during the third quarter of fiscal 2006. For the fiscal year-to-date period ended June 30, 2006, the weighted-average expected term was 6.23 years based on an expected term of 6.25 years for options that vest over 4 years and 6.00 years for options that vest over 3 years. To determine the risk-free interest rate we utilized an average interest rate based on U.S. Treasury instruments whose term was consistent with the expected term of our awards. To determine the expected stock price volatility we first examined the historical volatilities for our common stock and those of our peers. In addition, we considered the implied volatilities of our publicly-traded options and those publicly-traded options of our peers with similar terms to those of our employee stock options. We then utilized a weighted-average of historical and implied volatility to determine our expected stock price volatility.

The following table summarizes the weighted-average fair value of stock options granted and the total intrinsic value of stock options exercised during the third quarter of fiscal 2005 and fiscal 2006 and the fiscal year-to-date periods ended July 1, 2005 and June 30, 2006:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2005	June 30, 2006	July 1, 2005	June 30, 2006
Weighted-average fair value at date of grant	$10.05	$12.90	$10.40	$10.11
Intrinsic value of options exercised (in thousands)	$7,120	$18,036	$37,421	$46,287

Included in stock-based compensation expense for the third quarter of fiscal 2006 was $4.2 million related to employee stock options under the provisions of SFAS 123R, net of estimated forfeitures, and $12.6 million for the fiscal year-to-date period ended June 30, 2006. Total unrecorded stock-based compensation cost at June 30, 2006 associated with employee stock options was $34.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Non-Employee Stock Options. We have also granted stock options to employees whose status subsequently changed to non-employee consultants subsequent to the dates of grant. In the third quarter of fiscal 2006, we recognized $0.4 million of stock-based compensation expense related to stock options held by non-employee consultants, and $2.0 million for the fiscal year-to-date period ended June 30, 2006. In accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (EITF 96-18), compensation cost for options issued to non-employee consultants is determined based on the fair value at the end of each reporting period. We utilized a Black-Scholes option pricing model to determine the fair value at the end of each reporting period, and recognize compensation over the service period.

The following table summarizes information about stock options issued to officers, directors, employees and non-employee consultants under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 30, 2005	11,917	$4.11
Grants	322	18.65
Exercises	(2,569)	1.68
Forfeitures	(147)	8.73

Options outstanding at June 30, 2006	9,523	5.18	7.3	$172,515

Options exercisable at June 30, 2006	4,419	1.80	6.3	95,011

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$1.00 - $1.50	2,770	5.1	$1.26	2,336	$1.26
$1.51 - $2.50	4,434	7.8	2.08	1,964	2.08
$2.51 - $6.50	557	8.3	6.29	98	6.29
$14.50 - $23.30	1,762	9.1	18.81	21	14.50

	9,523			4,419

Stock Appreciation Rights. We have granted stock appreciation rights to certain of our foreign employees. These awards are settled in cash rather than stock, and are classified as liability awards under SFAS 123R. Stock-based compensation expense related to stock appreciation rights was $0.1 million in the third quarter of fiscal 2006 and $0.2 million for the fiscal year-to-date period ended June 30, 2006.

Employee Stock Purchase Plan. We have an employee stock purchase plan (ESPP). During the third quarter of fiscal 2006, we issued 33,142 shares of Class A Common Stock under the plan and for the fiscal year-to-date period ended June 30, 2006, we have issued 134,098 shares of Class A Common Stock under the plan. No shares were issued under the plan in fiscal 2005. During the third quarter of fiscal 2006, the terms of our ESPP were considered non-compensatory under SFAS 123R and, therefore, no stock-based compensation expense associated with our ESPP was recognized. For the fiscal year-to-date period ended June 30, 2006, we recorded $0.1 million in stock-based compensation for our ESPP as our plan was compensatory under SFAS 123R for the purchase period ending in November 2005.

5.	Related Party Transactions

Prior to our initial public offering in February 2005, we had licensing and royalty agreements with Ray Dolby and his affiliates for the use of patents on which a portion of our operations is based. Under these agreements we recorded expenses for royalty obligations to Ray Dolby of $18.7 million for the fiscal year-to-date period ended July 1, 2005. This amount is included in cost of licensing and cost of product sales in the accompanying consolidated statements of operations, depending on the nature of the licensed technology. In February, 2005, in connection with our initial public offering, Ray Dolby contributed to us all rights in the intellectual property related to our business that he and his affiliates held. In connection with the asset contribution, our previous licensing arrangements with Ray Dolby terminated, and we have no further obligation to pay royalties to Ray Dolby. Consequently, we have not recorded any expenses for royalty obligations to Ray Dolby subsequent to February 16, 2005.

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

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet using a discount rate of 5.125%, which approximated our incremental cost of borrowing rate. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of June 30, 2006, we had $15.0 million remaining to be paid under this settlement.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

In June 2006, the FASB ratified Emerging Issues Task Force issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. We are currently evaluating the effect that the adoption of EITF 06-3 will have on our financial position and results of operations.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: statements regarding demand for and future revenues from the sale of consumer electronics products incorporating our technologies, including traditional and next-generation DVD players; growth opportunities in the consumer electronics market; opportunities to incorporate our technologies in markets outside the traditional consumer electronics market; the impact of inclusion of certain of our technologies in audio standards; the rate of adoption of and sales of next-generation DVD players; diversification of sources of licensing revenue; concentration of manufacturing of consumer electronic products containing our technologies in emerging economies and the associated challenges in royalty collection and intellectual property enforcement; increase in sales of our products and demand for consumer electronics products containing our technologies in emerging economies; the pace of the movie industry’s transition to digital cinema and our expected revenue associated with the transition; our expected profit margin for our products and services segment; our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for goodwill, accounting for income taxes, personal holding company matters and stock-based compensation; estimates regarding royalties due from existing licensees that do not meet our revenue recognition criteria; competitive pricing pressures for our cinema products; increases in research and development expenses; calculations of royalties due to our licensors; statements regarding the sufficiency of our cash reserves for the next twelve months; and our expected rate of return on investments. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including: the rate of growth of the markets for consumer electronics that include our technologies; whether our technologies are selected for and remain part of audio standards; the rate of deployment and adoption of next-generation DVD players; the extent to which our expectations regarding new licensing markets are realized; the extent to which consumer electronics manufacturers concentrate their production in emerging economies that present royalty collection and intellectual property enforcement challenges; the extent to which consumers in emerging economies elect to purchase products containing our technologies; the extent to which professionals using our equipment continue to demand innovative technology solutions developed by us; the pace of the movie industry’s transition to digital cinema; our ability to tailor our traditional model of selling to respond to market trends; whether our competitors are able to develop and sell alternative digital cinema technologies to our customers; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; the accuracy of our calculations of royalties due to our licensors; the accuracy of our estimates regarding royalties due from our existing licensees that do not meet our revenue recognition criteria; fluctuations in interest rates; and risks set forth in the section entitled “Risk Factors” and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results. The periods presented herein consist of our third quarters of fiscal 2005 and 2006 and the fiscal year-to-date periods ended July 1, 2005 and June 30, 2006. Our fiscal year-to-date period ended July 1, 2005 consisted of 40 weeks, compared to the fiscal year-to-date period ended June 30, 2006, which consisted of 39 weeks. Our 2006 fiscal year consists of 52 weeks and ends on September 29, 2006. The results for the fiscal quarter and fiscal year-to-date period ended June 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 29, 2006.

Overview

Dolby Laboratories develops and delivers innovative products and technologies that make the entertainment experience more realistic and immersive in theatres, homes, automobiles and elsewhere. Ray Dolby founded Dolby Laboratories in 1965 to develop noise reduction technologies. Today, we deliver a broad range of sound technologies for use in both professional and consumer applications throughout the world. In addition, in recent years we have expanded our focus to include other technologies that facilitate the delivery of digital entertainment.

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

In our products and services segment, we sell professional products and related production services to filmmakers, broadcasters, music producers, video game designers, cinema operators and DVD producers. These products are used in sound recording, distribution and playback to improve sound quality, providing surround sound and increasing the efficiency of sound storage and distribution. Our production services engineers work alongside artists and content producers throughout the world to help them record and reproduce the high-quality sound they envision. Our engineers also work with cinema operators to help ensure that movie soundtracks are replayed with consistent high-quality sound in their theatres.

We are a global organization. We have licensed our technologies to manufacturers of consumer electronics products in nearly 30 countries, including countries in North America, Europe and Asia. In fiscal 2003, 2004, 2005, and the fiscal year-to-date period ended June 30, 2006, revenue from licensees outside the United States represented 80%, 80%, 76% and 76% of our licensing revenue, respectively. Our licensees distribute consumer electronics products incorporating our technologies throughout the world. We sell our professional products and production services in over 50 countries. In fiscal 2003, 2004, 2005, and the fiscal year-to-date period ended June 30, 2006, revenue from sales outside the United States represented 60%, 59%, 61% and 62% of our professional products sales and production services revenue, respectively. Nearly all of our revenue is derived from transactions denominated in United States dollars.

Management Discussion Regarding Opportunities, Challenges and Risks

Our Technology Licensing Segment

We categorize our technology licensing segment into the following markets:

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

Historically, the consumer electronics market has been our largest market and it represented just over 50% of our licensing revenue in fiscal 2005, driven primarily by revenues attributable to DVD player sales. However, we expect that growth in other markets, the continued maturation of the market for traditional consumer DVD players and delays in the wide-spread release of next-generation DVD players will result in a lower percentage of licensing revenue from this market in fiscal 2006. There continues to be a number of growth opportunities in the consumer electronics market, such as next-generation DVD players for high-definition content and recordable DVD players. In anticipation of the introduction of the next-generation DVD players, we have worked with developers to ensure that our technologies will be included as a standard audio format. Our Dolby Digital, Dolby Digital Plus and TrueHD technologies have been selected as mandatory audio standards in the High-Definition Digital Versatile Disc (HD-DVD) format. Dolby Digital has been selected as a mandatory audio standard and Dolby Digital Plus and TrueHD have been selected as optional audio standards in the Blu-ray format. However, the release and consumer adoption of next-generation DVD players has been delayed due, in part, to the competing HD-DVD and Blu-ray formats. Consequently, we expect our ability to generate royalties from incorporation of our technology in next-generation DVD players will also be delayed. Even assuming resolution of the competing disc format conflict, the rate of consumer adoption of next-generation DVD players is uncertain and may be slower than past growth rates of traditional DVD players.

We are continuing to diversify our sources of licensing revenue by actively promoting the incorporation of our technologies for use in growing markets outside of our traditional consumer electronics market, such as personal computers, broadcast, gaming and automotive. The personal computing market, which represented over 25% of our licensing revenue in fiscal 2005, has been primarily driven by demand for software DVD players and to a lesser extent, DVD authoring applications. Revenue generated from the broadcast, gaming and automotive markets has primarily been driven by demand for Dolby Digital in set-top boxes, televisions, video game consoles and in-car entertainment systems. Any future growth in these markets may not fully offset a potential decline in the growth of revenue generated from our consumer electronics market. For example, in the PC market, equipment manufacturers and software developers are experiencing pricing pressure and, as a result, they may evaluate whether or not DVD playback software should be built into their base models, which may result in lowered demand for our technology.

Our technologies are incorporated in consumer electronics and digital entertainment products throughout the world. We expect that sales of products incorporating our technologies in emerging economies, such as China and India, will increase in the future, as consumers in these geographical markets have more disposable income which may result in increased purchases of entertainment products with surround sound capabilities for use in homes, automobiles and elsewhere, although there can be no assurance that this will occur. We also expect that manufacturers from lower-cost manufacturing countries, including China, will increase production of these products in the future to satisfy this increased demand. Associated with opportunities of doing business in these emerging economies, such as China, are unique risks that have and will continue to affect our operating results, such as manufacturers failing to report or licensees underreporting product shipments.

Our Products and Services Segment

We are committed to developing technologies for use by professionals in the entertainment industry. We believe that filmmakers, broadcasters, music producers and video game designers will continue to push for technology solutions to help create, distribute and play back rich, high-quality sounds and images. As a result, we believe that major advances in sound, imaging and other technologies for the recording, delivery and playback of entertainment will likely first be introduced in products designed for use by professionals.

Sales of our professional products and production services tend to fluctuate based on the underlying trends in the motion picture and broadcast industries. For example, when box office receipts for the motion picture industry increase, we have typically seen sales of our professional cinema products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced cinema products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to upgrade their systems or build new theatres. In the broadcast industry, broadcasters seeking to deliver content in Dolby Digital 5.1 surround sound have positively affected sales of our professional broadcast products in recent quarters.

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

In an effort to encourage the motion picture industry to increase the pace of conversion to digital cinema, we entered into a collaboration agreement with Walt Disney Pictures and Television in the third quarter of fiscal 2005 under which we deployed digital cinema systems in selected theatres throughout the U.S. We funded the majority of the equipment and installation costs related to this deployment, resulting in a total expense of approximately $8.1 million to cost of product sales and cost of production services, of which the majority was recorded in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006. While the primary reason for this investment was to establish us as a leader in digital cinema, we also expect to receive a fee, which we refer to as a virtual print fee, each time a participating studio delivers a digital print for exhibition on the systems installed in this deployment.

In recent years, our products and services segment has grown more slowly than our technology licensing segment. In addition, the profit margin for our products and services segment has been lower than our technology licensing segment and is expected to remain so. Future initiatives associated with digital cinema in this competitive market may adversely affect our gross margin.

Pro Forma Presentation

Prior to our initial public offering in February 2005, Ray Dolby retained ownership of the intellectual property he created related to our business and licensed those rights to us in exchange for royalty payments. In connection with our initial public offering, Ray Dolby contributed to us all of these intellectual property rights in February 2005. As a result of this contribution, all of our licensing agreements with Ray Dolby terminated and we are no longer obligated to pay royalties to Ray Dolby for the use of his intellectual property rights. The pro forma financial information included in this discussion gives effect to the asset contribution as though it had been completed prior to the second quarter of fiscal 2005. We believe the pro forma results to be meaningful as they enable comparison of our pre-asset-contribution operating results to our operating results on a going-forward basis. The pro forma results presented below are not necessarily indicative of financial results to be achieved in future periods. The pro forma adjustments reverse the effects of $18.7 million in royalties payable to Ray Dolby that were recorded in the fiscal year-to-date period ended July 1, 2005. As these agreements were terminated as a result of the contribution in the second quarter of fiscal 2005, there are no pro forma adjustments made to our results for the third quarters of fiscal 2005 or fiscal 2006 or the fiscal year-to-date period ended June 30, 2006.

The following table shows the pro forma effects of the asset contribution made by Ray Dolby described above on the respective line items of our consolidated statements of operations:

	Fiscal Year-to-Date Ended
	July 1, 2005	June 30, 2006
	(in thousands)
Net income	$35,485	$64,332
Adjustments to pro forma net income by line item:		—
Cost of licensing	17,424	—
Cost of product sales	1,286	—
Provision for income taxes	(7,587)	—

Pro forma net income	$46,608	$64,332

The following pro forma results presented below are not necessarily indicative of the results expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 29, 2006:

	Fiscal Year-to-Date Ended
	July 1, 2005	June 30, 2006
	(pro forma)
	(unaudited)
	(in thousands, except per share amounts)
Revenue:
Licensing	$187,683	$221,303
Product sales	44,780	50,574
Production services	16,580	17,522

Total revenue	249,043	289,399

Cost of revenue:
Cost of licensing	17,943	19,786
Cost of product sales	21,752	29,754
Cost of production services	6,442	7,913

Total cost of revenue	46,137	57,453

Gross margin	202,906	231,946

Operating expenses:
Selling, general and administrative	101,839	113,598
Research and development	22,914	25,413
Settlements	(2,000)	—

Total operating expenses	122,753	139,011

Operating income	80,153	92,935
Other income, net	3,100	12,313

Income before provision for income taxes and controlling interest	83,253	105,248
Provision for income taxes	35,662	39,916

Income before controlling interest	47,591	65,332
Controlling interest in net income, net of tax	(983)	(1,000)

Net income	$46,608	$64,332

Basic earnings per share	$0.49	$0.61
Diluted earnings per share	$0.44	$0.58
Weighted-average shares outstanding (basic)	94,796	105,262
Weighted-average shares outstanding (diluted)	104,954	111,446

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

Product Sales and Production Services. Our revenue from the sale of products is recognized when the risk of ownership has transferred to our customer as provided under the terms of the governing purchase agreement, which is typically the invoice we deliver to the customer, and all the other revenue recognition criteria have been met. Generally, these purchase agreements provide that the risk of ownership is transferred to the customer when the product is shipped. Production services revenue is recognized as the services related to a given project are completed and all the other revenue recognition criteria have been met.

Allowance for Doubtful Accounts

We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for doubtful accounts based on an evaluation of our actual historical write-off experience, the length of time the receivables are past due, customer creditworthiness, geographic risk and other relevant factors. Actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated statements of operations and our financial condition. Our allowance for doubtful accounts totaled $1.7 million at June 30, 2006. An incremental change of 1% in our allowance for doubtful accounts as a percentage of trade accounts receivables balance as of June 30, 2006 would result in a $0.2 million increase or decrease in our operating results.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142, among other things, established new standards for goodwill acquired in a business combination, eliminated the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. This value is determined by using a discounted cash-flow model which considers a number of factors, including estimated future cash-flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimate of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. Our fiscal 2006 impairment test of goodwill, which was performed in the third fiscal quarter, resulted in no impairment charge. Fluctuations in our fair value, which may result from changes in economic conditions, our results of operations and other factors, relative to the carrying value, could result in impairment charges in future periods.

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

During fiscal 2005, and the fiscal year-to-date period ended June 30, 2006, more than 50% of the value of our stock was held by Ray Dolby and stockholders considered affiliated with him pursuant to the stock ownership attribution rules applicable to personal holding companies. We expect this will continue to be the case in the foreseeable future. In addition, a significant portion of our income is from licensing fees, which may constitute personal holding company income. Currently, however, less than 60% of Dolby Laboratories’ adjusted ordinary gross income is personal holding company income.

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

Results of Operations

Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	July 1, 2005	June 30, 2006	$	%	July 1, 2005	June 30, 2006	$	%
	($ in thousands)
Revenue:
Licensing	$60,775	$69,138	$8,363	14%	$187,683	$221,303	$33,620	18%
Percentage of total revenue	76%	74%			75%	77%
Product sales	13,486	18,862	5,376	40%	44,780	50,574	5,794	13%
Percentage of total revenue	17%	20%			18%	17%
Production services	5,418	5,650	232	4%	16,580	17,522	942	6%
Percentage of total revenue	7%	6%			7%	6%

Total revenue	$79,679	$93,650	$13,971	18%	$249,043	$289,399	$40,356	16%

Licensing. The $8.4 million, or 14%, increase in licensing revenue from the third quarter of fiscal 2005 to the third quarter of fiscal 2006 was primarily due to increased sales reported by our licensees of their products that incorporate our technologies. The growth was primarily driven by increases in revenue from our personal computer (PC) and broadcast markets, and to a lesser extent, by our gaming and automotive markets. In addition, revenue generated by our Via Licensing subsidiary’s patent administration program contributed to the growth in licensing revenue. The increase in the PC market was driven by growth in sales of personal computer software DVD players. The growth in the broadcast market was primarily driven by sales of digital televisions with built-in ATSC tuners which include our technology. The growth in the gaming and automotive markets was driven by sales of video game consoles and in-car entertainment systems that incorporate our technologies. These increases were partially offset by a decrease in our consumer electronics (CE) market, primarily due to a decrease in royalties related to sales of home-theatre-in-a-box systems.

The $33.6 million, or 18%, increase in licensing revenue from the fiscal year-to-date period ended July 1, 2005 to the fiscal year-to-date period ended June 30, 2006 was primarily attributable to growth in the PC, gaming and broadcast markets and, to a lesser extent, by our CE and automotive markets. Growth in our CE market was not as strong as in our other markets primarily due to the maturity of the market for traditional DVD players.

As of June 30, 2006, we estimate that there is approximately $10 million in royalties due from two existing licensees relating to new products that have been shipped by these licensees over the past nine quarters. We do not expect to recognize revenue with respect to these shipments until certain contractual matters have been resolved. We cannot estimate when this will occur.

Product Sales. The $5.4 million, or 40%, increase in our product sales revenue from the third quarter of fiscal 2005 to the third quarter of fiscal 2006 was due to increased sales of both cinema and broadcast products. Sales of cinema products increased primarily due to orders from several customers in anticipation of an announced price increase. Sales of broadcast products continued to benefit from demand to broadcast content in Dolby Digital 5.1 surround sound, in part, to support the 2006 FIFA World Cup.

The $5.8 million, or 13%, increase in our revenue from product sales from the fiscal year-to-date period ended July 1, 2005 to the fiscal year-to-date period ended June 30, 2006 was principally attributable to the same factors discussed above with respect to the third quarter.

Production Services. The $0.2 million, or 4%, increase in production services revenue from the third quarter of fiscal 2005 to the third quarter of fiscal 2006 was primarily attributable to an increase in digital cinema services and services to encrypt films for awards group presentations. Digital cinema services include $0.2 million in virtual print-fees received from movie distributors for the exhibition of certain digital films on Dolby Digital Cinema systems which have been leased to cinema operators. These increases were partially offset by a decrease in other film services compared to the same quarter of fiscal 2005.

The $0.9 million, or 6%, increase in production services revenue from the fiscal year-to-date period ended July 1, 2005 to the fiscal year-to-date period ended June 30, 2006 was primarily attributable to an increase in print mastering services, in addition to the same reasons discussed above with respect to the third quarter.

Gross Margin

	Actual				Pro Forma
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended		Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2005	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005	June 30, 2006
Gross margin:
Licensing gross margin percentage	92%	91%	81%	91%	92%	91%	90%	91%
Product sales margin percentage	50%	46%	49%	41%	50%	46%	51%	41%
Production services gross margin percentage	59%	52%	61%	55%	59%	52%	61%	55%

Total gross margin percentage	82%	80%	74%	80%	82%	80%	81%	80%

Licensing Gross Margin. We license intellectual property to our customers that may be internally developed, acquired by us or licensed from other parties. Our cost of licensing consists principally of royalty obligations to third parties for the licensing of intellectual property rights that we sublicense as part of our licensing arrangements with our customers. Our cost of licensing also includes amortization expenses associated with purchased intangible assets. Prior to our initial public offering in February 2005, our cost of licensing included royalty obligations to Ray Dolby. In February 2005, in connection with our initial public offering, Ray Dolby contributed to us all rights in the intellectual property related to our business that he and his affiliates held. In connection with the asset contribution, our previous licensing arrangements with Ray Dolby terminated, and we have no further obligation to pay royalties to Ray Dolby. The decrease in licensing gross margin percentage from the third quarter of fiscal 2005 to the third quarter of fiscal 2006 was primarily due to the geographic mix of our licensing revenue from which our royalty obligations are determined. The increase in licensing gross margin percentage from the fiscal year-to-date period ended July 1, 2005 to the fiscal year-to-date period ended June 30, 2006 was due primarily to the elimination of royalty obligations to Ray Dolby as a result of the February 2005 contribution of his intellectual property rights.

Cost of licensing includes approximately $4.9 million in royalty expenses for the third quarter of fiscal 2006, which we accrued under a patent license agreement with an unrelated third party licensor. We accrued royalty expenses under this patent license agreement based on the same methodology under which we have historically made payments to this licensor. However, in the third quarter of fiscal 2006, we evaluated whether the payment of royalties under this historic methodology would constitute an overpayment. Subsequent to our evaluation, we notified the licensor that we no longer intend to pay royalties under the historic methodology related to licensing revenue generated in the third quarter of fiscal 2006 or in future periods. As of August 2, 2006, we had not received a response from the licensor.

There were no pro forma adjustments to licensing gross margin for the third quarter of fiscal 2005. Pro forma licensing gross margin for the fiscal year-to-date period ended July 1, 2005 excludes $17.4 million of expenses we recorded for sublicensing royalty obligations to Ray Dolby. The change in pro forma licensing margin percentage for both the third quarter and fiscal year-to-date period ended June 30, 2006 was due to the geographic mix of our licensing revenue from which our royalty obligations are determined.

Product Sales Gross Margin. Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Prior to our initial public offering in February 2005, our cost of product sales also included royalty obligations for technologies we licensed from Ray Dolby. These royalty obligations terminated in connection with Ray Dolby’s asset contribution discussed above. The decrease in product sales gross margin percentage from the third quarter of fiscal 2005 to the third quarter of fiscal 2006 was primarily due to an increase in inventory reserves. We increased these reserves primarily due to a decrease in our forecast for our Cinea secure DVD players, especially in light of the release of our new Cinea Portable Video Key technology, and a write-down to current market value of certain early-stage digital cinema installations related to the Walt Disney rollout that was in inventory as of June 30, 2006. To a lesser extent, we increased our inventory reserves related to a build-up of certain parts inventory in anticipation of the July 1, 2006 deadline relating to restrictions on lead and other hazardous substances in specified electronic products sold in the European Union. We expect that as the market for digital cinema grows we will face more competitive pricing pressures than we have traditionally experienced for cinema products. As a result, we may have to implement pricing strategies which could have an adverse impact on our product sales gross margins in the future.

Cost of product sales for the fiscal year-to-date period ended June 30, 2006 includes $6.0 million in charges in connection with our digital cinema collaboration with Walt Disney Pictures and Television discussed above in our product and services segment overview in the “Management Discussion Regarding Opportunities, Challenges and Risks” section. The decrease in product sales gross margin percentage on a fiscal year-to-date basis from fiscal 2005 to fiscal 2006 is primarily due to the charge recognized in connection with our digital cinema collaboration, as well as the increases in inventory reserves discussed above in regards to the third quarter of fiscal 2006, partially offset by the elimination of royalties due to Ray Dolby.

There were no pro forma adjustments to product sales gross margin in the third quarter of fiscal 2005. Pro forma product sales gross margin for the fiscal year-to-date period ended July 1, 2005 excludes $1.3 million in royalty expenses to cost of product sales in connection with royalty obligations to Ray Dolby. The decrease in pro forma gross margin percentage for the fiscal year-to-date period ended July 1, 2005 to the fiscal year-to-date period ended June 30, 2006 was due to the charge associated with the digital cinema collaboration discussed above.

Production Services Gross Margin. Cost of production services consists primarily of the payroll and benefits costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. Production services gross margin percentage decreased from the third quarter of fiscal 2005 to the third quarter of fiscal 2006 due to an increase in depreciation expense associated with certain professional services equipment and an increase in stock-based compensation expense associated with the adoption of SFAS 123R.

Cost of production services for the fiscal year-to-date period ended June 30, 2006 includes $0.8 million in charges related to the digital cinema collaboration with Walt Disney Pictures and Television discussed above. The decrease in production services gross margin percentage from the fiscal year-to-date period ended July 1, 2005 to the fiscal year-to-date period ended June 30, 2006 was primarily due to this charge. Pro forma production services gross margin was not affected by royalty obligations to Ray Dolby.

Operating Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	July 1, 2005	June 30, 2006	$	%	July 1, 2005	June 30, 2006	$	%
	($ in thousands)
Operating expenses:
Selling, general and administrative	$33,372	$38,477	$5,105	15%	$101,839	$113,598	$11,759	12%
Percentage of total revenue	42%	41%			41%	39%
Research and development	6,885	9,108	2,223	32%	22,914	25,413	2,499	11%
Percentage of total revenue	9%	10%			9%	9%
Settlements	—	—	—	—	(2,000)	—	2,000	100%
Percentage of total revenue	—	—			(1)%	—

Total operating expenses	$40,257	$47,585	$7,328	18%	$122,753	$139,011	$16,258	13%

Selling, General and Administrative. Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, facility costs and professional service fees for our sales, marketing and administrative functions. The $5.1 million, or 15%, increase from the third quarter of fiscal 2005 to the third quarter of fiscal 2006 was principally due to a $4.3 million increase in compensation and benefits costs due to growth in headcount, increases in annual pay rates and an increase in stock-based compensation due to the adoption of SFAS 123R in the first quarter of fiscal 2006. We also experienced increases of $1.4 million in professional and consulting expenses due to increased legal expenses and accounting-related services, and an increase in bad debt expense. These increases were partially offset by decreases in travel, entertainment and promotional expenses from the third quarter of fiscal 2005 to the third quarter of fiscal 2006.

The $11.8 million, or 12%, increase in selling, general and administrative expense from the fiscal year-to-date period ended July 1, 2005 to the fiscal year-to-date period ended June 30, 2006 was principally due to a $9.8 million increase in compensation and benefits costs due to growth in headcount, increases in annual pay rates and an increase in stock-based compensation expense due to the adoption of SFAS 123R. In addition, we experienced an increase of $2.1 million in professional and consulting expenses due to increased legal expenses, accounting-related services and IT support services. To a lesser extent, depreciation expense increased due to amortization of software implementations and leasehold improvements completed in fiscal 2005. These increases were partially offset by a decrease of $2.5 million in promotional expenses, primarily associated with our investment made in fiscal 2005 to provide Cinea secure DVD players to members of certain awards organizations in order to promote our encryption technology.

Research and Development. Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The $2.2 million, or 32%, increase in research and development expense from the third quarter of fiscal 2005 to the third quarter of fiscal 2006 was primarily driven by an increase in compensation and benefits costs due to growth in headcount and increases in annual pay rates, as well as an increase in stock-based compensation due to the adoption of SFAS 123R. In addition, engineering expenses increased by $0.9 million primarily due to costs associated with the development of digital cinema technologies and the development of products to comply with restrictions on lead and other hazardous substances in specified electronic products sold in the European Union.

The $2.5 million, or 11%, increase in research and development expense from the fiscal-year-to date period ended July 1, 2005 to the fiscal year-to-date period ended June 30, 2006 was primarily driven by increased compensation and benefits costs due to growth in headcount and increases in annual pay rates as well as an increase in stock-based compensation due to the adoption of SFAS 123R. We anticipate that research and development expense will continue to increase as we expect to hire additional personnel to support the development of new technologies.

Settlements. Settlements include interest and penalties related to the collection of royalties and resolution of intellectual property disputes in our favor or against us. Resolution of royalty disputes from licensees that specifically represent unpaid royalties are recorded as licensing revenue in the period in which all revenue recognition criteria are met. Resolution of other intellectual property disputes, such as disputes with implementation licensees from which we typically do not receive royalties, are recorded as settlements. In the first quarter of fiscal 2005, we recognized $2.0 million in connection with the settlement of disputes with two IC manufacturers regarding the violation of the terms of their licensing agreements with us.

Other Income, Net

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	July 1, 2005	June 30, 2006	$	%	July 1, 2005	June 30, 2006	$	%
	($ in thousands)
Other income, net	$2,062	$4,020	$1,958	95%	$3,100	$12,313	$9,213	297%

Other income, net, primarily consists of interest income earned on cash, cash equivalent and investment balances, offset by interest expense principally attributable to the outstanding balances on our facility debt obligations. Also included are gains and losses on interest rate swap agreements associated with our facility debt obligations and foreign exchange rate fluctuations. In the third quarter of fiscal 2006 we began to invest in United States government agency securities and municipal debt securities with original maturities of greater than 90 days in order to earn a better rate of return. These investments have maximum maturities of 3 years and are recorded at fair value on the consolidated balance sheet. The increase in other income, net of $2.0 million from the third quarter of fiscal 2005 to the third quarter of fiscal 2006 was primarily due to higher cash, cash equivalents and investments balances driven by cash generated from operations, as well as higher yields driven by higher interest rates. The increase of $9.2 million from the fiscal year-to-date period ended July 1, 2005 to the fiscal year-to-date period ended June 30, 2006 was primarily due to higher cash, cash equivalent and investment balances as a result of our initial public offering in February 2005 and additional cash generated from operations.

Income Taxes

	Actual				Pro Forma
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended		Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2005	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005	June 30, 2006
	($ in thousands)
Income taxes:
Provision for income taxes	$12,332	$11,778	$28,075	$39,916	$12,332	$11,778	$35,662	$39,916
Effective tax rate	45%	38%	44%	38%	45%	38%	43%	38%

Our effective tax rate is based upon projection of annual fiscal year results. In the third quarter of fiscal 2005, our effective tax rate was 45%, while our effective tax rate for fiscal 2005 was 41%. Our effective tax rate for the third quarter of fiscal 2006 was 38%, lower than in the third quarter of fiscal 2005, primarily due to income from a foreign subsidiary which is not included in taxable income in the third quarter of fiscal 2006 compared to a loss from a foreign subsidiary in the third quarter of fiscal 2005, a decrease in non-deductible stock-based compensation expense related to the exercise of incentive stock options, as well as tax exempt interest income from investments.

Liquidity and Capital Resources

The following table presents selected financial information for the fiscal quarters ended on the dates indicated:

	September 30, 2005	June 30, 2006
	(in thousands)
Cash and cash equivalents	$372,403	$373,421
Short-term investments	—	74,176
Accounts receivable, net	25,221	23,597
Accounts payable and accrued liabilities	65,126	71,764
Working capital(a)	381,394	455,576

	July 1, 2005	June 30, 2006
	(in thousands)
Operating cash flow (fiscal year-to-date)	$63,131	$86,420
Capital expenditures (fiscal year-to-date)(b)	12,001	5,697
Cash used in investing activities (fiscal year-to-date)	25,181	104,016
Cash provided by financing activities (fiscal year-to-date)	244,565	16,521

(a)	Working capital consists of total current assets less total current liabilities.

(b)	Capital expenditures consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements and production and test equipment.

As of June 30, 2006, we had cash, cash equivalents and short-term investments of $447.6 million, an increase of $75.2 million over the balance of $372.4 million at September 30, 2005. The change was primarily due to cash generated from operating activities of $86.4 million, which was driven by net income of $64.3 million and non-cash expenses of $24.4 million related to stock-based compensation expense and depreciation and amortization for the fiscal year-to-date period ended June 30, 2006. In addition, cash held on behalf of patent pool members that had been collected from licensees but had not yet been paid out to patent pool members increased by $11.5 million. As a result of this increase in cash collected by our patent pool administration program, accounts receivable related to the program decreased by $6.5 million, while amounts payable to patent pool members increased by $5.5 million during the fiscal year-to-date period ended June 30, 2006. These items were partially offset by $11.0 million in excess tax benefits from the exercise of stock options which are reflected in financing activities.

We believe that our cash, cash equivalents and potential cash flow from operations will be sufficient to satisfy our cash requirements through at least the next 12 months.

Cash used in investing activities was $104.0 million for the fiscal year-to-date period ended June 30, 2006 and $25.2 million for the fiscal year-to-date period ended July 1, 2005. Cash used in investing activities for the fiscal year-to-date period ended June 30, 2006 was primarily driven by the purchase of available-for-sale securities of $97.3 million, net of sales. In the third quarter of fiscal 2006 we began to invest in United States government agency securities and municipal debt securities with original maturities greater than 90 days in order to earn a better rate of return. These investments have maximum maturities of 3 years and are recorded at fair value on the consolidated balance sheet. Cash used in investing activities for the fiscal year-to-date period ended July 1, 2005 included an $11.0 million payment for an exclusive irrevocable right to sublicense a third party’s technology to our customers and $12.0 million in capital expenditures. Capital expenditures decreased $6.3 million from the fiscal year-to-date period ended July 1, 2005 to the fiscal year-to-date period ended June 30, 2006 primarily due to the completion of leasehold improvements that occurred in fiscal 2005.

Cash provided by financing activities was $16.5 million for the fiscal year-to-date period ended June 30, 2006. Cash provided by financing activities decreased $228.0 million from the fiscal year-to-date period ended June 30, 2006 compared to the fiscal year-to-date period ended July 1, 2005 primarily due to $242.5 million in net proceeds generated from the issuance of Class A common stock in our initial public offering in February, 2005. This decrease was partially offset by excess tax benefits from the exercise of stock options and cash received from the exercise of stock options and the issuance of common stock related to our ESPP.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments. As of June 30, 2006, we had cash, cash equivalents of $373.4 million, which consisted of cash, highly liquid money market funds and United States government-backed securities with original maturities of three months or less. In addition, we had short-term and long-term investments of $97.9 million, which consisted primarily of United States government agency securities and municipal debt with original maturities greater than 90 days. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment balances as of June 30, 2006, a hypothetical change in interest rates of 1% would have a $0.7 million impact on the carrying value of our portfolio and a change of 0.5% would have a $0.3 million impact on the carrying value of our portfolio.

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

Foreign Currency Exchange Risk

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom. Consequently, we have exposure to adverse changes in exchange rates associated with our foreign business operations. While nearly all of our revenue is derived from transactions denominated in United States dollars, nearly all of our costs from our foreign operations are derived from transactions denominated in the functional currency of that foreign location. As a result, our operating margins are subject to exposure from changes in exchange rates.

In fiscal 2005, we began selling more products in United States dollars from our United Kingdom branch and maintained the receipts in a United States dollar account in the United Kingdom. The functional currency of our United Kingdom branch is the British pound sterling. Therefore, we were required to remeasure balances that were in currencies other than the functional currency and recognize the impact of these foreign exchange rate fluctuations in our results of operations. As the balance in the account grew throughout fiscal 2005, our results of operations became exposed to foreign exchange gains and losses. In the first quarter of fiscal 2006, we converted much of the balance into British pound sterling, thereby significantly mitigating the exposure from fluctuations in foreign exchange rates on our statement of operations. We periodically convert balances denominated in United States dollars at our United Kingdom branch into British pound sterling to mitigate this exposure. However, we still have exposure associated with accounts receivable and other balances that are recorded on our foreign entities’ balance sheets in a currency other than the functional currency of the applicable entity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2006, that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business operating results and financial condition could be materially adversely affected.

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

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of DVD players and home theatre systems incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of traditional consumer DVD players to sustain their past growth rates. Also, the industry has experienced a movement by discount retailers towards lower-end DVD players thereby decreasing the number of processors on which we earn licensing revenue. As a result of this movement, manufacturing of these lower-end DVD players appears to be growing in emerging economies, which we believe will pose challenges in royalty collection and intellectual property enforcement. To the extent that sales of DVD players and home theatre systems level off or decline, our licensing revenue will be adversely affected. Additionally, the release and consumer adoption of next generation DVD players has been delayed. There are currently two potential, incompatible formats for next generation high-definition disc format proposed, and consumers may not react favorably to having to make a choice between formats. The delay in the release and consumer adoption of the next generation disc format, as well as the inability of traditional DVD players to sustain their past growth rates, could adversely affect our licensing revenue. Even assuming resolution of the competing disc format conflict, the rate of consumer adoption of next-generation DVD players is uncertain and may be slower than past growth rates of traditional DVD players. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our business, operating results and prospects will be adversely affected.

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

Increasingly, standards-setting organizations are adopting or establishing technology standards for use in a wide range of consumer electronics products. As a result, it is more difficult for individual companies to have their technologies adopted wholesale as an informal industry standard. We call this type of standard a “de facto” industry standard, meaning that the standard is not explicitly mandated by any industry standards-setting body but is nonetheless widely adopted. In addition, increasingly there are a large number of companies, including ones that typically compete against one another, involved in the development of new technologies for use in consumer entertainment products. As a result, these companies often license their collective intellectual property rights as a group, making it more difficult for any single company to have its technologies adopted widely as a de facto industry standard or to have its technologies adopted as an exclusive, explicit industry standard for consumer electronics products.

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

In some cases, primarily in connection with the licensing of our Dolby Digital technologies, the products we sell and the technologies we license to our customers include intellectual property that we have licensed from third parties. Our agreements with these third parties generally require us to pay them royalties for that use, and give the third parties the right to audit our calculation of those royalties. As a result of such an audit, a third party could challenge the accuracy of our calculation. A successful challenge could increase the amount of royalties we have to pay to the third party, decrease our gross margin and adversely affect our operating results. Such a challenge could result in the termination of the license agreement which would impair our ability to continue to use and re-license intellectual property from that third party which, in turn, could adversely affect our business and prospects.

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

The development of these markets depends on increased consumer demand for products that contain our technologies, which may not occur. Any failure of such markets to develop or consumer demand to grow would have a material adverse effect on our business and prospects. For example, in the PC market, equipment manufacturers and software developers are experiencing pricing pressure and, as a result, they may evaluate whether or not DVD playback software should be built into their base models, which may result in lowered demand for our technology. In another example, only a small number of automobile manufacturers currently offer in-car entertainment systems incorporating our surround sound technologies, and most of those that do, limit those systems only to certain models. Additional manufacturers may not offer surround sound entertainment systems, and, even if they do, the car models on which surround sound may be offered are likely to be, at least initially, limited to the high end of these manufacturers’ lines. Whether our revenue from digital broadcast networks and broadband Internet services increases depends upon the expansion of digital broadcast technologies and broadband Internet as a medium of entertainment, which may not occur. In addition, even when our technologies are adopted as industry standards for a particular market, such market may not fully develop. In such case, our success depends not only on whether our technologies are adopted as industry standards for such market, but also on the development of that market, which may not occur. Demand for our technologies in any of these developing markets may not continue to grow, and a sufficiently broad base of consumers and professionals may not adopt or continue to use these technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide certain technologies and entertainment for little or no cost, such as many of the services provided in connection with broadband Internet services. Moreover, some of these markets are ones in which we have not previously participated and, because of our limited experience, we may not be able to adequately adapt our business and our technologies to the needs of customers in these fields.

If we do not identify opportunities and successfully execute our initiatives to participate in the emerging digital cinema market, our future prospects could be limited and our business could be adversely affected.

The cinema industry is in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. Industry participants are discussing various business models to facilitate adoption of digital cinema by allocating the costs among industry participants, but no arrangements have yet emerged as definitive business models that will result in significant installations of digital cinema systems. If we do not identify, and successfully execute on, the business models that result in generating revenues from our digital cinema products and services, our future prospects in this market will be limited and our business could be adversely affected. Participating in some of the models under discussion may require us to depart from our traditional model of selling our professional products pursuant to one-time contracts, and could expose us to various risks we have not faced in the past. Furthermore, some of these models could cause our product sales and services margins to decline. For example, in the third quarter of fiscal 2005, we entered into a collaboration agreement with Walt Disney Pictures and Television to deploy digital cinema systems in selected theatres throughout the U.S. In connection with this deployment, we incurred charges of approximately $8.1 million of which the majority was recorded in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006. We may incur charges for digital cinema system deployments in the future.

If the market for digital cinema does not develop, our future prospects could be limited and our business could be adversely affected.

The conversion of movie theatres from film to digital cinema will require significant expenditures, and we cannot predict how quickly digital cinema will become widely adopted, if at all. At present only a limited number of movie theatres have been converted to digital cinema and we expect the conversion of theatres to digital cinema technologies, if it occurs, to be a long-term process due to both technological and financial obstacles. Depending on the business models that emerge, digital cinema may require a significant investment per screen by cinema operators. If the market for digital cinema fails to develop, or develops more slowly than expected, or if there is significant and sustained resistance by the motion picture industry or cinema operators to this technology or the cost of implementation, we may not realize significant returns on our investment in this area, which could adversely affect our operating results. In addition, because the conversion from film-based to digital cinema is in the early stages, it is impossible to predict accurately how the roles and allocation of costs among various industry participants may develop, if or how quickly digital cinema will be adopted and what, if any, industry standards may be adopted. In addition, if a large number of cinema owners decide to convert their theatres to digital cinema over a relatively short period of time and our products are selected for these conversions, we may see an initial increase in professional product sales that will not likely be sustained over time.

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

We face competitive risks in situations where our customers are also current or potential competitors. For example, Sony is a significant licensee customer and is a significant purchaser of our professional products and production services, but Sony is also a competitor with respect to some of our professional and consumer technologies. To the extent that our customers choose to utilize competing technologies they have developed or in which they have an interest, rather than use our technologies, our business and operating results could be adversely affected.

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

As of June 30, 2006, we had over 940 individual issued patents and over 1,500 pending patent applications in nearly 35 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through February 2025. Of these, 23 patents are scheduled to expire in calendar year 2006, 52 patents are scheduled to expire in calendar year 2007 and 21 patents are scheduled to expire in calendar year 2008. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2008 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2020. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

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

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual revenue and operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our business and prospects. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenue include:

•	Fluctuations in demand for our products and for the consumer electronics products of our licensees;

•	Fluctuations in the timing of royalty reports we receive from our licensees, including late, sporadic or inaccurate reports;

•	Sporadic payments we may be able to recover from companies utilizing our technologies without licenses;

•	Corrections to licensees’ reports received in periods subsequent to those in which the original revenue was reported;

•	Introduction or enhancement of products, services and technologies by us, our licensees and our competitors, and market acceptance of these new or enhanced products, services and technologies;

•	Rapid, wholesale changes in technology in the entertainment industries in which we compete;

•	Events and conditions in the motion picture industry, including box office receipts that affect the number of theatres constructed and the number of movies produced and exhibited the popularity of motion pictures generally and strikes by motion picture industry participants;

•	The financial resources of cinema operators available to buy our products or to equip their theatres to accommodate upgraded or new technologies;

•	Consolidation by participants in the markets in which we compete, which could result among other things in pricing pressure;

•	The amount and timing of our operating costs and capital expenditures, including those related to the expansion of our business, operations and infrastructure;

•	Variations in the time-to-market of our technologies in the entertainment industries in which we operate;

•	Seasonal electronics product shipment patterns by our consumer electronics product licensees and seasonal product purchasing patterns by customers of our professional products;

•	The impact of, and our ability to react to, interruptions in the entertainment distribution chain, including as a result of work stoppages at our facilities, our customers’ facilities and other points throughout the entertainment distribution chain;

•	Changes in business cycles that affect the markets in which we sell our products and services or the markets for consumer electronics products incorporating our technologies;

•	Adverse outcomes of litigation or governmental proceedings, including any foreign, federal, state or local tax assessments or audits;

•	Costs of litigation and intellectual property protection; and

•	Seasonal demand for production services in the motion picture industry, which could result in reduced revenue.

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

Licensee products that incorporate our technologies, from time to time, experience quality problems that could damage our brand, decrease revenues and increase operating expenses.

Licensee products that incorporate our technologies often are complex and sometimes contain undetected software or hardware errors, particularly when first introduced or when new versions are released. In addition, those products are often combined with, or incorporated into, products from other companies, sometimes making it difficult to identify the source of a problem. Any negative publicity or negative impact relating to these product problems could adversely affect the perception of our brand. In addition, these errors could result in loss of, or delay in, market acceptance of those products or Dolby technologies, or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. Although we generally attempt to contractually limit our liability for our licensees’ defective products, we may elect to help reengineer those products, which could adversely affect our operating results.

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

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances that apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the “RoHS Directive”) and similar legislation proposed for China. We have redesigned our products regulated under the RoHS Directive in order to be able to continue to offer them for sale within the European Union.

For some products, substituting certain components containing regulated hazardous substances is more difficult or costly, and additional redesign efforts could result in production delays. Certain electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the RoHS Directive, which could negatively impact our ability to generate revenue from those products. We could also face significant costs and liabilities in connection with product take-back legislation. The European Union Directive 2002/96/EC as amended by 2003/108/EC (Waste Electrical and Electronic Equipment Directive also known as the “WEEE Directive”) requires producers of certain electrical and electronic equipment, including broadcast equipment, to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. As of July 2006, not all member states within the EU have enacted enabling legislation under the WEEE Directive, and in the absence of such legislation, it is difficult to determine the costs to comply with the WEEE Directive.

Similar product content and take-back legislation may be enacted in other countries, such as China, and the United States, the cumulative impact of which could significantly increase our operating costs and adversely affect our operating results. We also expect that our operations, whether manufacturing or licensing, will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business.

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

At June 30, 2006, Ray Dolby and persons and entities affiliated with Ray Dolby owned approximately 64% of our Class A and Class B common stock, representing 93% of the combined voting power of our outstanding Class A and Class B common stock. Under our charter, holders of shares of Class B common stock may generally transfer such shares to family members, including spouses and descendents or the spouses or domestic partners of such descendents, without having the shares automatically convert into shares of Class A common stock. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendents will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. There is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates continue to hold shares of Class B common stock representing approximately 11% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, in the public market, the trading price of our Class A common stock could decline. As of June 30, 2006, we had outstanding a total of 106,611,350 shares of Class A and Class B common stock. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders.

As of June 30, 2006, our directors and executive officers held 68,768,875 shares of Class B common stock and vested options to purchase 937,821 shares of Class B common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended June 30, 2006, we issued an aggregate of 902,802 shares of our Class B common stock to certain employees, consultants, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and from July 1, 2006 through July 26, 2006, we issued an aggregate of 183,379 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of $1.6 million in the fiscal quarter ended June 30, 2006, and $0.4 million in the period from July 1, 2006 through July 26, 2006, as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of July 26, 2006 options to purchase an aggregate of 7,670,824 shares of our Class B common stock remained outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10.1*	Dolby Laboratories, Inc. 2005 Stock Plan, as amended and restated

10.2*	Form of Stock Option Agreement – International under the 2005 Stock Plan

10.3*	Form of Stock Option Agreement – Hong Kong under the 2005 Stock Plan

10.4*	Form of Stock Option Agreement – People’s Republic of China under the 2005 Stock Plan

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement

‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2006

DOLBY LABORATORIES, INC.

By:	/s/ Kevin J. Yeaman
Kevin J. Yeaman
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10.1*	Dolby Laboratories, Inc. 2005 Stock Plan, as amended and restated

10.2*	Form of Stock Option Agreement – International under the 2005 Stock Plan

10.3*	Form of Stock Option Agreement – Hong Kong under the 2005 Stock Plan

10.4*	Form of Stock Option Agreement – People’s Republic of China under the 2005 Stock Plan

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement

‡	Furnished herewith