Form 10-K
period 2006-09-29
Dolby Laboratories, Inc.
filed 2006-12-12
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              To

Commission File Number: 001-32431

DOLBY LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0199783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Potrero Avenue San Francisco, CA	94103-4813
(Address of principal executive offices)	( Zip Code)

(Registrant’s telephone number, including area code) (415) 558-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, $0.001 par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Class B common stock, $0.001 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filers and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                     Accelerated filer  ☐                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 31, 2006 was $813,919,716. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding at March 31, 2006. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

On November 30, 2006 the registrant had 39,035,989 shares of Class A common stock and 69,388,883 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 29, 2006.

DOLBY LABORATORIES, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

Dolby Laboratories develops and delivers innovative products and technologies that make the entertainment experience more realistic and immersive. Since Ray Dolby founded Dolby Laboratories in 1965, we have been at the forefront of delivering sound technologies that assist the entertainment creation process and enhance the entertainment experience. Today, Dolby technologies are standard in a wide range of entertainment platforms. For example, Dolby products are widely used in movie theatres around the world and our technologies are used in virtually all DVD players and DVD playback software for personal computers. In addition, Dolby Digital is mandated in all North American digital televisions and digital set-top boxes that include Advanced Television Systems Committee (ATSC) television tuners and is widely included in high-definition set-top boxes used for European high-definition television broadcasts.

Our objective is to be an essential element in the best entertainment technologies by delivering to both professionals and consumers innovative and enduring technologies that enrich the entertainment experience. Our success is largely the result of our longstanding commitment to deliver meaningful innovations that enhance entertainment. We believe that our well-recognized brand and established history of successful innovation put us in a position to expand the use of our technologies in existing and new markets and to capitalize on key trends in digital entertainment, such as the transition to digital cinema, high-definition television, space-efficient home theater systems, portable media and the increasing number of media delivery channels.

Dolby Business Model

We deliver products, services and technologies at each critical stage of the entertainment chain—content creation, content distribution and content playback. We work closely with content creators, including filmmakers, television producers, music producers, and video game designers to incorporate Dolby technologies in entertainment content. As a result, we are better positioned to partner with entertainment distributors to deliver that content with our technologies, whether through 35 millimeter film or digital content for theatres, DVDs, broadcasts or the internet. By working successfully to encode and distribute content with Dolby technologies, we are able to license our decoding technologies to consumer electronics manufactures and independent software vendors for consumer playback and sell our professional cinema equipment to movie theatres for large-scale public playback. Our involvement across the entertainment chain has resulted in a widely recognized brand and enables us to introduce technologies and services into new areas.

Content Creation

Our products and production services help artists and content producers create realistic and immersive entertainment experiences. Our technologies also help maintain the quality of the sound while enabling it to fit within the storage capacity and distribution limitations of the particular recording platform. Filmmakers use our encoding products and services during post-production to help ensure that their movie soundtracks are recorded properly in analog and digital formats and will play back in theatres as the filmmaker envisions. We are now providing similar services for mastering and packaging high quality video images for the digital cinema business. Television producers and broadcasters throughout the world purchase and use our professional encoders, decoders and processors to record and transmit both recorded and live television programming with multi-channel sound. Music studios and video game designers are increasingly producing music and gaming content in digital multi-channel sound through the use of our encoding products.

Content Distribution

DVD producers purchase and use our professional encoders to encode the source audio on a DVD in Dolby Digital so that the soundtrack can be replayed as originally recorded on the master copy. Our digital audio coding technologies enable sound to be stored efficiently within the limited storage capacity of the DVD, allowing high picture quality while saving space on the disc for foreign language soundtracks, directors’ commentaries and other bonus material. Dolby Digital is one of the two global standard formats, along with PCM, approved by the DVD Forum for encoding soundtracks on DVD-Video discs and, as a result, virtually all DVD players incorporate our Dolby Digital decoding technology in order to decode those soundtracks. Our technology has also been chosen as a standard audio format for next-generation DVD players.

Broadcasters purchase and use our professional broadcasting products to encode program content for television, cable and satellite broadcast transmissions to deliver to their audiences high quality surround sound. Our digital audio compression technologies enable sound to be recorded and transmitted efficiently, which is especially important in the broadcast industry because transmission bandwidth is limited. Our broadcasting products also can facilitate the editing and routing of surround sound in transmission facilities originally designed for stereo audio. Our decoding and monitoring products help content creators evaluate accurately how their soundtracks will be reproduced in broadcast transmissions. Our sound engineers can provide training, broadcast system design expertise and on-site technical expertise to broadcasters throughout the world.

Dolby Digital audio is the sound format standard for digital terrestrial and cable television in North America. In addition, in Europe, Australia and Asia, broadcasters have the option of including Dolby Digital with their digital broadcast services under the digital video broadcasting or the ATSC standards. Our broadcasting technologies are also used in North America and Europe in connection with radio services that are delivered through satellite and cable systems.

Content Playback

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

We license our decoding technologies to manufacturers of consumer electronics products and independent software vendors, including manufacturers of DVD players, DVD recorders, home theatre systems, television sets, set-top boxes, video game consoles, portable audio and video players, personal computers, in-car entertainment systems and other consumer electronics products, as well as developers of software for personal computers. Our licensees manufacture and distribute consumer electronics products incorporating our technologies throughout the world. Our trademarks are included on content and consumer electronics products that incorporate our technologies, so content providers and manufacturers can indicate to consumers that their products meet the technical and quality standards we have set. In some cases our licensees sell products that incorporate our technologies to other manufacturers who incorporate these products in cars, personal computers or other products that are then sold to consumers.

For many types of consumer electronics products, our technologies are included in explicit industry standards, meaning that industry standards-setting bodies have mandated the inclusion of these technologies in a particular type of product. For example, our Dolby Digital technology is mandated in DVD players and in ATSC tuners for television broadcasting in North America. In addition, Dolby technologies are de facto industry standards in many consumer electronics products, meaning that although not specifically mandated by an industry standards board, these technologies are nevertheless widely adopted for a particular type of product. For example, today virtually all audio/video receivers incorporate our Dolby Digital and Pro Logic decoding technologies.

Our Strategy

We are focused on strengthening our industry position by continuing to deliver valuable technology solutions at each stage of the entertainment chain—content creation, content distribution and content playback. We intend to capitalize on our innovative culture, our strong industry relationships, our global market presence and our strong brand to continue developing and delivering innovative, enduring entertainment technologies for both professionals and consumers. Key elements of our strategy include:

Expanding the use of our technologies in existing and new markets

Dolby Surround, Dolby Digital and Dolby Digital Plus have created a consumer expectation for surround sound in high-quality entertainment. We intend to continue to promote the expansion of markets for surround sound. In addition to promoting our technologies in home theatre systems, we are promoting the continued adoption of our surround sound technologies in video game consoles, personal audio and video players, personal computers, in-car entertainment systems and other consumer electronics products. We also believe that the large and growing installed base of surround sound systems offers attractive opportunities for content providers to deliver surround sound in new applications, regardless of whether the content is played back from a recording, such as a DVD, broadcast by television, satellite or cable, or streamed over the internet. In particular, we intend to broaden our presence in the broadcast industry, as this industry increasingly produces live and recorded programming in surround sound. As the entertainment industry increasingly delivers content directly to consumers over broadband networks, we are working with content providers to include surround sound technologies in their entertainment available over the internet, including audio-only entertainment, movie downloads and on-line games. We are also working to have Dolby technologies included in mobile devices as they increasingly include entertainment functionality.

Entertainment trends around high definition content, space-efficient home entertainment systems, mobile media, and multiple delivery channels are driving consumer expectations for greater entertainment quality, availability, and convenience. As high definition content begins to define consumers’ expectations, we believe there is an opportunity to provide premium Dolby technologies, such as TrueHD, Dolby Virtual Speaker and Audistry by Dolby that deliver an enhanced audio experience complementary to the high definition image, while also meeting the desire for more compact entertainment systems by simulating a surround sound effect without the need for excess speakers and wires. We believe that our technologies such as Dolby Headphone and Audistry by Dolby can enhance the quality of mobile entertainment as consumers have access to a greater amount of digital content “on-the-go” through portable and mobile devices. The addition of Internet Protocol Television (IPTV), together with the growth of downloadable and streaming content, DVD is creating the potential for media centric PCs capable of managing consumer content across multiple media platforms. Through our PC Entertainment Experience initiative, we are focused on licensing a greater number of our technologies into entertainment oriented PCs.

Developing system solutions for digital cinema

The cinema industry is in the early stages of adopting digital cinema, an all digital medium for the distribution and exhibition of movies. Digital cinema offers the industry possible means to achieve substantial cost savings in printing and distributing movies, to combat piracy and to enable movies to be played repeatedly without degradation in image or sound quality. We are committed to this transition, and we believe that our experience and expertise in providing technology solutions for both the motion picture and broadcast industries position us well to develop and deliver sound and image technologies for digital cinema. In recent years we have developed a digital cinema system which allows for the storage and playback of digital content in theatres. Motion picture studios currently use our digital cinema mastering services at our facilities in Southern California and the United Kingdom to prepare movies for digital release, and filmmakers can review sound and image quality in our digital cinema screening rooms. In addition, our engineers assist motion picture studios and cinema operators with distributing and presenting digital movies, from site surveys and equipment installations to system optimization and special screening assistance. Regardless of how quickly digital cinema is adopted, we believe that digital cinema also provides opportunities for the development of innovations to enhance the theatrical experience further, which may also have applications in the broadcasting and the consumer arenas.

Developing technologies for the entertainment industry beyond sound

We believe that our long history of developing innovative technology solutions for the entertainment industry and our well-established relationships with industry participants provide us with opportunities to deliver technology solutions in areas beyond sound. In recent years we have expanded our business to offer technologies to facilitate delivery of digital entertainment, including digital cinema technologies for processing digital moving images and content protection. In addition, we are exploring other areas where we may be able to develop and deliver technologies that enrich the entertainment experience, including technologies for imaging and display, mobile devices, wireless connectivity and technologies that facilitate ease of use of products and product features.

Building on the strength of the Dolby brand

We intend to continue to enhance and build on the strength of the Dolby brand and our reputation as a trusted provider of entertainment technologies for professional and consumer applications. We actively encourage our customers to place our trademarks on their products in conjunction with the inclusion of our technologies which we license separately. In particular, we provide marketing materials such as posters, trailers and plaques to cinema operators for exhibition in their theatres to help them promote the quality of experience that is associated with our brand. We also work with consumer electronics and personal computer manufacturers to incorporate our technologies in and display our trademark on their products. The inclusion of the Dolby trademark on a product informs audiences and consumers that the product incorporates our technologies and meets our quality standards, and we believe this helps consumer electronics manufacturers sell their products. We intend to continue to promote the use of our trademarks throughout the entertainment chain so that entertainment industry professionals and consumers alike will know that we have helped ensure consistent quality as content moves through the chain. We believe that the strength of our brand in the entertainment industry also assists us in expanding our business to include technologies that are not solely related to sound. For example, we believe that the likelihood of succeeding with our digital cinema initiative is increased because the Dolby brand is already well known and well respected in the motion picture industry, as is our history of delivering innovative, yet practical, solutions in response to technology challenges.

Continuing to address the needs of industry professionals

We believe that technology innovations for entertainment will likely continue to be adopted first for professional use as filmmakers, music producers, broadcasters and video game designers look for ways to excite their audiences. We intend to continue to collaborate with industry professionals to develop new technologies that facilitate and improve content recording, distribution and playback. Our professional-level technology solutions often have applicability to the consumer arena. When they do, we intend to continue to adapt these technologies for use in consumer applications. Our noise reduction, surround sound and digital audio technologies were all initially developed for professional use and later adapted for use in consumer electronics products. We believe that our success in developing technologies for professional use contributes greatly to the capabilities and attractiveness of our technologies in the consumer arena and also to the strength of our brand. We also believe that the use of our technologies by professionals in the creation and distribution of content creates demand for the adoption of our technologies for use in consumer applications.

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

How We Derive Revenue

We conduct our business in two operating segments: licensing our technologies to manufacturers of consumer electronics products, software developers and developers of professional products, and selling our professional products and related production services.

In our technology licensing segment, we license our technologies to manufacturers of DVD players, DVD recorders, audio/video receivers, television sets, set-top boxes, video game consoles, personal audio and video players, personal computers, in-car entertainment systems and other consumer electronics products, as well as to developers of software for personal computer software DVD players. Our licensing arrangements typically entitle us to receive a specified royalty for every product shipped by our licensees that incorporate our technologies. We also collect fees for administering joint licensing programs (commonly referred to as “patent pools”) on behalf of third parties. In fiscal 2004, 2005 and 2006 our licensing revenue represented 73%, 75% and 77% of our total revenue, respectively.

In our products and production services segment, we design, manufacture and sell audio products for the motion picture, broadcast, music and video game industries to improve sound quality, provide surround sound and increase the efficiency of sound storage and distribution. The majority of our professional product revenue is derived from sales of cinema processors, which movie theatres use to process film soundtracks. Our sound engineers work alongside filmmakers, television broadcasters, music producers and video game designers to help them use our products to create and reproduce the sound they envision. Our sound engineers provide training, system design expertise and on-site technical expertise to cinema operators to help them configure their theatres and sound equipment to ensure that movie soundtracks are replayed with consistent high sound quality. In fiscal 2004, 2005 and 2006, our professional products and services revenue represented 27%, 25% and 23% of our total revenue, respectively.

Financial information about these segments and by geographical areas is set forth in Note 8 “Segment Information” to our Consolidated Financial Statements, as well as in our Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in this report.

Dolby Technologies and Products

Our core technologies are signal processing systems that improve basic sound quality or enable surround sound in movie soundtracks, DVDs, video games, television, satellite and cable broadcasts, and audio and videotapes. Many of our technologies are incorporated into professional audio products that we manufacture, including cinema sound processors and digital audio encoders and decoders. These products are used worldwide in recording and postproduction studios, broadcast facilities and theatres. We also license our technologies to manufacturers of consumer electronics products for incorporation into their products, including DVD players, audio/video receivers, television sets, set-top boxes, video game consoles, personal audio and video players, personal computers, in-car entertainment systems and other consumer electronics products.

Film Sound Technologies

Dolby’s film sound formats are de facto standards around the world, and are used on all major film releases. Each and every movie carrying the Dolby logo benefits from Dolby’s mastering support services, ensuring that the director's sound will be reproduced faithfully in the cinema. The following is a list of our film sound technologies:

•

Dolby Digital (for cinema) – Dolby Digital provides 5.1 digital audio surround sound, delivering five separate full range audio channels and a sixth channel for low-frequency effects. A Dolby Digital print features a digital optical soundtrack located between the sprocket holes on one side of 35 mm release prints and also carries a Dolby SR analog soundtrack to make the print compatible with any theatre in the world that processes 35 mm film, even if it does not have Dolby Digital decoding equipment.

•	Dolby Digital Surround EX – Dolby Digital Surround EX adds a third surround channel to the Dolby Digital format. The third channel is reproduced by rear-wall surround speakers, while the left and right surround channels are reproduced by speakers on the side walls.

•	Dolby Stereo – Dolby Stereo is our original multi-channel analog optical soundtrack. Dolby Stereo prints have two soundtracks encoded with four sound channels: left, center and right for speakers behind the screen, and a fourth surround channel for ambient sound and special effects heard over speakers to the sides and rear of the cinema. This format also uses Dolby noise reduction to improve the fidelity of the optical track. The Dolby Stereo track was designed so that the print could be played in any theatre in the world that plays 35 millimeter film, even if the theatre did not have our decoding equipment.

•	Dolby SR – Dolby SR is an enhancement to Dolby Stereo, utilizing Dolby SR signal processing instead of A-type noise reduction. Dolby SR soundtracks feature a significantly improved dynamic range, and are found today on almost all major 35 millimeter film release prints.

Digital Audio Coding Technologies

We have developed digital audio coding technologies for use in a wide range of entertainment industries. Based on research into the characteristics of human hearing, the sophisticated algorithms used in our digital audio technologies make it possible to store or transmit digital audio using less data than would otherwise be necessary, without noticeable loss of sound quality. The following is a list of our digital audio coding technologies:

•	Dolby Digital – Dolby Digital is a digital audio coding format used to provide surround sound in theatres from 35 mm film, and in the home from DVDs, digital broadcast television, cable and satellite systems, and laser discs. Dolby Digital enables the storage and transmission of up to five full-range audio channels, plus a low-frequency effects channel, using less data bandwidth than is required for just one channel of music on a compact disc.

•	Dolby Digital Plus – Dolby Digital Plus is a new digital audio coding technology, built as an extension to Dolby Digital. With the addition of new coding techniques and an expanded bitstream structure, Dolby Digital Plus offers greater efficiency for lower bitrates, as well as the option for more channels and higher bitrates. Dolby Digital Plus can support a wide range of current and emerging applications such as digital television, internet-delivered audio for interactive programs and high definition video disc formats. Dolby Digital Plus is compatible with all existing Dolby Digital-equipped audio/video receivers.

•	Dolby AC-2 – Dolby AC-2 provides professional audio quality digital sound using less data and lower bandwidth, reducing the data capacity required in applications such as satellite and terrestrial transmissions.

•	MLP Lossless – MLP Lossless is a coding system specified for DVD-Audio that compresses data with bit-for-bit accuracy. MLP, or Meridian Lossless Packing, effectively doubles disc space without affecting the quality of high-resolution PCM audio.

•	Dolby TrueHD – Dolby TrueHD is an audio delivery format that delivers bit-for-bit performance upon playback identical to the original studio master tapes. Dolby TrueHD expands upon core MLP Lossless technology, adding metadata capability as well as expanded bitrate and discrete channel offerings. When applied to HD video content, the coding efficiencies of Dolby TrueHD enable content providers to include a 100% lossless audio track on next-generation optical media without compromising or sacrificing overall bit budget demands. Dolby TrueHD implementations can also decode 5.1 channel DVD-Audio content, eliminating the need for a secondary audio decoder in universal-style DVD players.

•	Dolby E – Dolby E is a professional digital audio coding system developed to assist the conversion of two-channel broadcast facilities to multi-channel audio.

•	Advanced Audio Coding (AAC) – AAC is a high-quality audio coding technology appropriate for many broadcast and electronic music-distribution applications. Dolby Laboratories was one of the four developers of this technology. Although we have developed versions of AAC technology that also incorporate our proprietary technologies, we generally participate in the licensing of AAC technology through patent pools comprised of groups of patents held by us and other companies and administered by Via Licensing, one of our wholly-owned subsidiaries. See “Technology Licensing Segment” for further description of our patent pool licensing activities through Via Licensing.

•	Dolby Digital Live – Dolby Digital Live is a real-time encoding technology that converts any audio signal into a Dolby Digital bitstream for transport and playback through a home theater system. Dolby Digital Live enables a PC or game console to be hooked up to a Dolby Digital-equipped audio/video receiver or digital speaker system via a single digital connection.

Consumer Surround Sound Technologies

Our consumer surround sound technologies process analog or digital signals to create a multi-channel surround sound experience through multiple speakers (generally positioned as left, center, right, and right surround and left surround). In addition, we offer technologies that allow users to create a surround sound effect from as few as two speakers, or through an ordinary pair of headphones, as well as enable listeners to personalize their sound. The following is a list of our consumer surround sound technologies:

•	Dolby Digital (for consumer electronics products) – Dolby Digital is a technology for digital audio encoding and decoding of consumer formats such as DVDs and DTV. As with film sound, Dolby Digital can provide up to five full-range channels for left, center and right channels and independent left and right surround channels, and a sixth channel for low-frequency effects.

•	Dolby Pro Logic II – Dolby Pro Logic II is a matrix surround decoding technology that detects the naturally occurring directional cues in two-channel audio content and transforms the content into five playback channels of full-bandwidth surround sound.

•	Dolby Virtual Speaker – Dolby Virtual Speaker is an audio virtualization technology that simulates the effect of natural, realistic surround sound from just two stereo speakers. Dolby Virtual Speaker transforms TV, movies, and music into a surround sound experience, bringing surround sound to anyone with a two-speaker system.

•	Dolby Headphone – Dolby Headphone technology provides the sound of a five-speaker surround playback system through any pair of headphones by modeling the surround sound listening experience of a properly set up and calibrated 5.1-channel speaker system.

•	Audistry by Dolby – Audistry by Dolby is a suite of audio enhancement technologies that allows consumers to customize their listening experience and can improve the sonic performance of a variety of electronic products, including home stereos, televisions, MP3 players and mobile phones. Audistry by Dolby enables the listener to make bass response more natural, add space and ambiance, and manage volume levels automatically.

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

Dolby Professional Product Categories

•	Traditional Cinema Processors – used to read and decode a film’s soundtrack and calibrate the sound system in a movie theatre.

•	Digital Media Adapters – used to adapt existing analog cinema audio systems to the latest digital audio formats.

•	Digital Cinema Products – used to load, store decrypt and decode encrypted digital film files for presentation on a digital projector.

•	Broadcast Products – used to encode, transmit, and decode multiple channels of high-quality audio for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming.

•	Live Sound Products – used for concert venues to control loudspeaker systems and improving sound quality.

Technology Licensing Segment

We license our technologies to manufacturers of consumer electronics and professional electronics products and independent software vendors. Generally, we utilize two models in our licensing business—a two-tier model and an integrated model. We also license some of our patents as well as patents owned by other entities through joint patent licensing programs (informally known as “patent pools”).

Two-Tier Licensing Model

Most of our licensing business consists of a two-tier licensing model whereby our technology algorithms, embodied in reference software and firmware code, are first provided under license to a semiconductor manufacturer who incorporates our technologies in semiconductor chips such as an integrated circuit (IC). Our licensed semiconductor manufacturers, which we refer to as “implementation licensees,” then sell their ICs to manufacturers of consumer electronics products which also hold licenses to use our technologies and which we refer to as “system licensees.” Our system licensees are separately licensed by us to make and sell end-user consumer electronics products, such as cassette decks, DVD players, DVD recorders, audio/video receivers, television sets, set-top boxes, video game consoles, personal audio and video players, personal computers and in-car entertainment systems, that incorporate ICs purchased from our implementation licensees.

Our implementation licensees may use our reference software and other licensed know-how directly, building and selling core technologies such as ICs or software library modules. The implementation licensees pay us only a modest, one-time, up-front administrative fee, typically between $10,000 and $20,000, per license. In exchange, the licensee receives a licensing package, which includes certain information useful to build their implementation. Once the licensee has built its implementation, it sends us a sample for quality-control certification. If we certify the implementation, the licensee is permitted to sell the approved implementation to system licensees. We do not receive any royalties from implementation licensees.

Our system licensees pay us an initial fee for the technologies they choose to license from us, typically between $10,000 and $20,000. We deliver system licensees a licensing package that includes information useful in utilizing our technologies in their products. Once a system licensee has built a prototype of a product that incorporates our technologies, they send us a sample for quality-control certification. If certified, the licensee is permitted to buy approved implementations from any implementation licensee and to sell approved products to retailers, distributors and consumers. Unlike sales of ICs by implementation licensees, sales of consumer electronics products incorporating our technologies by system licensees are royalty bearing, generally based upon the number of units shipped by the system licensees that incorporate our technologies. We have licensing arrangements with approximately 500 electronics product manufacturers and software developer licensees located in approximately 35 countries, which typically entitle us to receive a royalty for every product incorporating our technologies shipped by them.

The amount of royalty we collect from a system licensee on a particular product depends on a number of factors such as the number of Dolby technologies used in that product and the total production volume for all products containing our technologies by the system licensee.

Integrated Licensing Model

In addition to licensing under our two-tier licensing model, we also license our technologies as embodied in C-language reference software code to independent software vendors (ISVs) and certain other consumer electronics manufacturers that act as combined implementation and system licensees. These licensees incorporate our technologies in their software applications, such as personal computer software DVD players used in desktop or notebook computers, or in integrated circuits they manufacture themselves and then incorporate into their consumer electronics products. In these cases, the “implementation” and the “system” are one and the same. As with the two-tier licensing model, the dual licensee pays us an initial administrative fee, typically between $10,000 and $20,000. In exchange, the licensee receives a licensing package, which includes information useful in order to incorporate our technologies into the licensee's software program or integrated circuits. Once the licensee has built its product, they send us a sample for quality-control certification. If certified by us, the licensee is permitted to sell the certified product to retailers, distributors and consumers, subject to the payment of royalties to us for each unit shipped.

Licensing of Patent Pools

Through our wholly owned subsidiary, Via Licensing, we administer joint patent licensing programs (informally known as “patent pools”) on behalf of third-party patent owners. Some of the patent pools include our patents. These patent pools allow product manufacturers streamlined access to certain foundational technologies, including aspects of audio coding, video coding, digital radio and wireless Ethernet technologies.

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

Content creators, distributors and broadcasters.    Filmmakers, music producers, video game designers, broadcasters and DVD producers use our professional products to produce and distribute entertainment content incorporating our sound technologies. We typically enter into service agreements with motion picture studios or filmmakers in connection with the production of a particular film. Under these agreements, we provide our encoders to the studio for use during sound mixing, enabling them to create films with Dolby soundtracks using our proprietary technologies. We sell products to the digital television, music, video game and home video industries.

Cinema Operators.    Cinema operators use our professional products to play motion picture soundtracks that have been produced using our sound technologies. In addition, we offer a suite of professional products which enables cinemas to store and playback films released in an all digital format.

Professional Services

We offer a variety of production services to support production of motion picture, broadcast, music and video game content. Our sound engineers work alongside filmmakers, television broadcasters, music producers and video game designers to help them use our products to create and reproduce the sound they envision. We enter into service agreements with filmmakers on a film-by-film basis to provide them with sound production services related to the preparation of a Dolby soundtrack, such as equipment calibration, mixing room alignment and equalization. Under these service agreements, we also provide a Dolby encoder to the filmmaker for use during sound mixing. In addition, we sometimes provide other services, for an additional charge, such as print checking and theatre sound system calibration for important screenings, such as premieres, film festivals and press screenings.

Our engineers can also provide training, system design expertise and on-site technical expertise to cinema operators throughout the world to help them configure their theatres and sound equipment to ensure that movie soundtracks are replayed with consistent high sound quality. In addition, our engineers can also help optimize a theatre’s on-screen image using specialized test equipment and expertise.

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

Sales and Marketing

Consumer Licensing

We sell and market our licensed technologies to a wide range of electronics product manufacturers through our account management team. This team markets our technologies to potential licensees on a worldwide basis from our headquarters in San Francisco and is supported by our offices in Beijing, Hong-Kong, London, Shanghai, Sydney and Tokyo. We divide our sales and marketing efforts for our licensed technologies into the following markets: consumer electronics, personal computer, broadcasting, gaming and automotive. In the consumer electronics market, we focus our sales and marketing efforts on manufacturers of consumer electronics products such as DVD players, DVD recorders, home theatre systems, audio/video receivers, and personal audio and video players. In the broadcast market, we market our technologies to makers of televisions and set-top boxes. In the automotive market, we market our technologies primarily to manufacturers of after-market in-car entertainment systems. In the personal computer market, we focus our marketing efforts on software developers, but also have begun to market our technologies directly to personal computer manufacturers. In the gaming market, we have a dedicated team of marketers who focus their efforts on game developers and publishers to ensure that content is encoded with our technologies, and on game console manufacturers to ensure that consoles are developed with our technologies.

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

We sell our Live Sound products to professional sound re-enforcement engineers to help manage multiple channels of equalization and improve live concert sound quality.

Marketing for our products is largely done at industry trade shows such as the Audio Engineering Society exhibitions: CineAsia, Cinema Expo, International Broadcasters Convention, National Association of Broadcasters, ShowEast and ShoWest. We also advertise in trade magazines on a limited basis.

For production services, we deal directly with film production companies, which typically enter into service contracts with us for a specific film. Under the terms of our service agreements, we provide the equipment required to perform the mastering to the film production companies. Any additional services provided are then charged at our current engineering rates. We also provide digital cinema content preparation services acting as a technical agent for our clients by following the content from start to finish and providing compression mastering and distribution media preparation, distribution and verification services.

Research and Development

Historically, we have focused our research and development primarily on audio signal processing technologies. Increasingly, we have expanded our research and development efforts into new areas including technologies for processing digital moving images and protecting content. By focusing on creation, proof of feasibility and early-stage prototyping of patentable new sound, image and related technologies, the research group serves as a source of new technologies for the engineering and technology development teams. The research group also helps identify, investigate and analyze new long-term opportunities, helps shape our technology strategy, and provides support for internally developed and externally acquired technologies.

Engineering and technology development teams take the technologies developed by the research group and further develop such technologies for use in our professional products and by our licensees. In addition, these engineers and technology development teams are involved in the commercialization of technologies created by third parties that may be of interest to us.

We conduct our research and development activities at a number of locations worldwide, including Burbank and San Francisco, California, Richmond, Virginia, Yardley, Pennsylvania and Sydney, Australia. As of September 29, 2006, we had approximately 188 employees involved in research and development. Our research and development expenses were $23.5 million, $30.5 million, and $35.4 million, in fiscal 2004, 2005 and 2006, respectively.

Manufacturing

We manufacture our professional products primarily in our two manufacturing facilities located in Brisbane, California and Wootton Bassett, England. Our professional product manufacturing process is a low-volume, material intense, low-labor business operation, with core competencies of automation, quick set-ups, experienced personnel and product testing. While both facilities manufacture our main cinema processors, the Brisbane facility also manufactures most of the broadcast products, while Wootton Bassett manufactures lower volume and specialty cinema products. By having the same types of equipment, as well as assembly and testing, in both locations, we are able to balance production output between locations to meet customer demands.

Our manufacturing process is a circuit board assembly operation, meaning we do not manufacture circuit boards nor do we fabricate metal products in-house as those activities are outsourced to multiple suppliers. Our product quality is ensured by a high level of automation to eliminate manual assembly as much as possible and provide for an efficient and consistent manufacturing process. Automated assembly capabilities include surface mount, through-hole and odd-form insertion. Our product testing includes in-circuit testing of finished circuit boards, functional testing of all parameters in the engineering specifications, and final testing to ensure that the product meets the published specifications.

We purchase components and fabricated parts from multiple suppliers. We rely on sole source suppliers for some of the components that we use to manufacture our professional products, including certain charged coupled devices, light emitting diodes and digital signal processors. We source components and fabricated parts locally, but we also buy globally in order to ensure continued supply.

Customers

We have customers in a wide range of entertainment industries, on both the professional products and production services side and the technology licensing side of our business. We sell our professional products either directly to the end user customer or, more commonly, through dealers and distributors. Our professional products and services end user customers include movie studios, cinema operators, film distributors, broadcasters, and video game designers. Our licensees include manufacturers of home audio/video products, set-top boxes, personal audio and video players, video game consoles, in-car entertainment systems and personal computer software DVD developers, as well as integrated circuit manufacturers who manufacture the chips used in these products.

Competition

The markets for entertainment industry technologies, including motion picture, broadcasting, consumer electronics, computer, gaming and internet technologies, are highly competitive, and we face competitive threats and pricing pressure in all of these industries. Our competitors in our products and services business include, among other companies, Avica, Creative Technologies, DTS, Doremi, EVS, GDC, Kodak, NEC, Panastereo, Qube, QuVis, Sony and UltraStereo. On the technology licensing side of our business, our competitors include Coding Technologies, DIVX, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Philips, RealNetworks, Sony, SRS Labs and Thomson. Other companies may become competitors in the future.

Some of our current and future competitors may have significantly greater financial, technical, marketing and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, Microsoft and RealNetworks may have an advantage over us in the market for internet technologies because of their greater experience in that market. In addition, some of our current or potential competitors, such as Microsoft and RealNetworks, may be able to offer integrated system solutions in certain markets for sound or non-sound entertainment technologies, including audio, video and rights management technologies related to personal computers or the internet, which could make competing technologies that we develop or acquire unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing technologies at lower prices than our technologies, which could adversely affect our operating results.

We also face competitive risks in situations where our customers are also current or potential competitors. For example, Sony is a significant customer and is also a competitor with respect to certain of our professional and consumer technologies. In addition, Universal, which is a purchaser of our professional products and production services, also has had an equity ownership interest in one of our competitors, DTS.

In addition, many of the consumer electronics products that include our sound technologies also include sound technologies developed by our competitors. We believe that the principal competitive factors in each of our markets include some or all of the following:

•	Inclusion in explicit industry standards;

•	Adoption as de facto industry standards;

•	Brand recognition and reputation;

•	Quality and reliability of products and services;

•	Technology performance, flexibility and range of application;

•	Relationships with film producers and distributors and with semiconductor and consumer electronics product manufacturers;

•	Availability of compatible high-quality audio content and the inclusion of Dolby Digital soundtracks on DVDs;

•	Price; and

•	Timeliness and relevance of new product introductions.

We believe we compete favorably with respect to many of these factors.

In general, we are unable to quantify our market share in the particular markets in which we operate. Our products and services span the audio portions of several separate and diverse industries, including the motion picture, broadcasting and video game and recording industries. The lack of clear definition of the markets in which our products, services and technologies are sold or licensed, the basic nature of our technologies, which can be used for a variety of purposes, and the diverse nature of and lack of detailed reporting by our competitors makes it impracticable to quantify our position.

Intellectual Property

We have a substantial base of intellectual property assets, including patents, trademarks, copyrights and trade secrets such as know-how.

We have over 950 individual issued patents and over 1,400 pending patent applications in nearly 35 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through February 2025. Of these, 19 patents are scheduled to expire in the remainder of calendar year 2006, 49 patents are scheduled to expire in calendar year 2007, 19 patents are scheduled to expire in calendar year 2008 and 6 patents are scheduled to expire in calendar 2009. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2008 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2023. In addition, the last patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021. We pursue a general practice of filing patent applications for our technology in the United States and various foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technology innovations. We have multiple patents covering unique aspects and improvements for many of our technologies.

We have over 850 trademark registrations throughout the world for a variety of word marks, logos and slogans. Our marks cover our various products, technologies, improvements and features, as well as the services that we provide. Our trademarks are an integral part of our licensing program and licensees typically elect to place our trademarks on their products to inform consumers that their products incorporate our technology and meet our quality specifications. Our trademarks include the following:

Examples of our Word Trademarks

• Dolby • Dolby Digital • Dolby Headphone • Dolby SR	• Dolby Surround • EQ Assist • TrueHD • Surround EX

Examples of our Logo Trademarks

We actively attempt to enforce our intellectual property rights both domestically and in foreign countries. However, we have experienced problems in the past with consumer electronics product manufacturers in emerging economies, such as China, failing to report or underreporting shipments of their products that incorporate our technologies, and we expect to continue to experience such problems in the future. Also, we have experienced similar problems in other countries where intellectual property rights are not as respected as they are in the United States, Japan and Europe.

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

Employees

As of September 29, 2006, we had 864 employees worldwide consisting of 495 employees in sales, marketing, general and administration, 188 employees in research and development and 181 employees in manufacturing, distribution and production services and support. As of September 29, 2006, approximately 212 of our 864 employees were working outside of the United States. None of our employees is subject to a collective bargaining agreement. We believe that our employee relations are good.

Executive Officers of the Registrant

Our executive officers serve at the discretion of the Board. The names of our executive officers and their ages, titles, and biographies as of November 30, 2006 are set forth below:

Executive Officers	Age	Position(s)
Ray Dolby	73	Founder and Chairman of the Board
Bill Jasper	59	President, Chief Executive Officer and Director
Mark Anderson	48	Senior Vice President, General Counsel and Secretary
Steve Forshay	52	Senior Vice President, Research
Ramzi Haidamus	42	Senior Vice President and General Manager, Consumer Division
Marty Jaffe	53	Executive Vice President, Business Affairs
Tim Partridge	44	Senior Vice President and General Manager, Professional Division
David Watts	54	Senior Vice President and Managing Director, United Kingdom Branch
Kevin Yeaman	40	Chief Financial Officer

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

Bill Jasper, our President and Chief Executive Officer, joined Dolby Laboratories in February 1979 and has also served as a director since June 2003. Mr. Jasper served in a variety of positions prior to becoming president in May 1983, including as our Vice President, Finance and Administration and Executive Vice President. Mr. Jasper is a member of the Audio Engineering Society and the Society of Motion Picture and Television Engineers and an at-large member of the Academy of Motion Picture Arts and Sciences. He serves as chairman of the board of directors of FOCUS Enhancements. Mr. Jasper holds a B.S. degree in industrial engineering from Stanford University and a M.B.A. from the University of California at Berkeley.

Mark Anderson joined us as our Vice President, General Counsel in November 2003, was appointed our Corporate Secretary in March 2004, and was appointed Senior Vice President in November 2006. Prior to joining us, Mr. Anderson was an associate and then a partner at the law firm of Farella Braun & Martel LLP, from August 1989 to November 2003. Mr. Anderson is a certified public accountant and holds a B.S. degree in business administration from the University of North Carolina at Chapel Hill and a J.D. from Golden Gate University School of Law.

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

Ramzi Haidamus has served as the Vice President and General Manager of our consumer division since February 2006 and was appointed Senior Vice President and General Manager in November 2006. Previously, Mr. Haidamus served in a variety of other positions since joining us in 1996, including as the President and General Manger of our wholly-owned subsidiary, Via Licensing Corporation, and as our Director of Business Development, Technology and Business Strategist, and Licensing Manager. Prior to joining us, Mr. Haidamus, worked at Stanford Research Systems for seven years. Mr. Haidamus holds a B.S. degree in electrical engineering and a M.S. degree in computer engineering from the University of the Pacific. Mr. Haidamus is a member of the Licensing Executives Society.

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

David Watts has served as the Senior Vice President and Managing Director of our United Kingdom branch since March 2005 and served as the Vice President and Managing Director of our United Kingdom branch from January 2000 until March 2005. Previously, Mr. Watts served in a variety of other positions since joining us in 1977, including as our Vice President, Marketing. Mr. Watts holds a B.Sc. degree in mathematics from the University of Sussex.

Kevin Yeaman has served as our Chief Financial Officer since October 2005. Prior to joining us, Mr. Yeaman worked for seven years at E.piphany, Inc., a publicly traded enterprise software company, most recently as Chief Financial Officer from August 1999 to October 2005. Previously, Mr. Yeaman served as Worldwide Vice President of Field Finance Operations for Informix Software, Inc., a provider of relational database software from February 1998 to August 1998. From September 1988 to February 1998, Mr. Yeaman served in Silicon Valley and London in various positions at KPMG Peat Marwick LLP, an accounting firm, serving most recently as a senior manager. Mr. Yeaman holds a BS degree in commerce from Santa Clara University.

Corporate and Available Information

We were founded in London, England in 1965 and incorporated as a New York corporation in 1967. We reincorporated in California in 1976 and reincorporated in Delaware in September 2004. Our principal executive offices are located at 100 Potrero Avenue, San Francisco, California 94103, and our telephone number is (415) 558-0200.

Our internet address is www.dolby.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investor Relations section of our internet website. The information found on our internet website is not part of this or any other report we file with or furnish to the SEC.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business operating results and financial condition could be materially adversely affected.

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

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of DVD players and home theatre systems incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of traditional consumer DVD players to sustain their past growth rates. To the extent that sales of DVD players and home theatre systems level off or decline, our licensing revenue will be adversely affected. Additionally, the release and consumer adoption of next-generation DVD players has been delayed. There are currently two potential, incompatible formats for next-generation high-definition disc format proposed, and consumers may not react favorably to having to make a choice between formats. The delay in the release and consumer adoption of the next-generation disc format, as well as the inability of traditional DVD players to sustain their past growth rates, could adversely affect our licensing revenue. Even assuming resolution of the competing disc format conflict, the rate of consumer adoption of next-generation DVD players is uncertain and may be slower than past growth rates of traditional DVD players. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with those new technologies, our business, operating results and prospects will be adversely affected.

We depend on the sale by our licensees of products that incorporate our technologies, and a reduction in those sales would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer electronics product manufacturers. We derived 73%, 75% and 77% of our total revenue from our technology licensing business in fiscal 2004, 2005 and 2006, respectively. We do not manufacture consumer electronics products ourselves and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products and software developers to pay us a specified royalty for every electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our revenue will decline. Moreover, we have a widespread presence in markets for electronics products, such as the consumer electronics product market, which includes DVD players, audio/video receivers and other home theatre consumer electronics products, and, as a result, there is little room for us to further penetrate such markets. Lower sales of products incorporating our technologies could occur for a number of reasons. Changes in consumer tastes or trends, or changes in industry standards, may adversely affect our licensing revenue. Increasing market saturation, durability of products in the marketplace, competing products and alternate consumer entertainment options could adversely affect demand for new products incorporating our technologies. In addition, our licensees, for whatever reason, may not choose to or may not be able to incorporate our technologies into their products in the future.

We face risks in conducting business in emerging economies, such as China, particularly due to the limited recognition and enforcement of intellectual property and contractual rights in these countries.

We believe that various trends will continue to increase our exposure to the risks of conducting business in emerging economies. For example, we expect consumer electronics product manufacturing in emerging economies, such as China, to continue to increase due to the availability of lower manufacturing costs as compared to in other industrial countries and an industry shift by discount retailers towards lower-end DVD player offerings. We also believe that our sales of professional products and production services in emerging economies will expand in the future to the extent that the use of digital surround sound technologies increases in these countries, including in movies and broadcast television. We further expect that the sale of products incorporating our technologies will increase in emerging economies to the extent that consumers there become more affluent. We face many risks associated with operating in these emerging economies, in large part, due to limited recognition and enforcement of contractual and intellectual property rights. As a result, we may experience difficulties in enforcing our intellectual property rights in these emerging economies, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants world-wide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate. If we are unable to develop, maintain and strengthen these relationships, our revenue from these countries could be adversely affected.

Our future success depends, in part, upon the growth of new and existing markets for our technologies and our ability to develop and adapt our technologies for those markets. If those markets do not grow or we are not able to develop successful products for them, our business prospects could be limited.

We expect that the future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new opportunities for our technologies, including:

•	Next-generation DVD;

•	Digital television and radio broadcasting;

•	HDTV;

•	Personal computer technology;

•	Video game consoles and video games;

•	Home DVD recording;

•	In-car entertainment systems;

•	Personal audio and video players, including internet music applications;

•	Broadband internet; and

•	Mobile devices.

The development of these markets depends on increased consumer demand for products that contain our technologies, which may not occur. Any failure of such markets to develop or consumer demand to grow would have a material adverse effect on our business and prospects. For example, in the PC market, equipment manufacturers and software developers are experiencing pricing pressure and, as a result, they may evaluate whether or not DVD playback software should be built into their base models, which may result in lowered demand for our technology. Whether our revenue from digital broadcast networks and broadband internet services increases depends upon the expansion of digital broadcast technologies and broadband internet as a medium of entertainment, which may not occur. In addition, even when our technologies are adopted as industry standards for a particular market, such market may not fully develop. In such case, our success depends not only on whether our technologies are adopted as industry standards for such market, but also on the development of that market, which may not occur. Demand for our technologies in any of these developing markets may not continue to grow, and a sufficiently broad base of consumers and professionals may not adopt or continue to use these technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide select technologies and entertainment for little or no cost, such as many of the services provided in connection with broadband internet services. Moreover, some of these markets are ones in which we have not previously participated and, because of our limited experience, we may not be able to adequately adapt our business and our technologies to the needs of customers in these fields.

If we fail to deliver innovative technologies in response to changes in the entertainment industry, our business could decline.

The markets for our professional products and the markets for consumer electronics products using our licensed technologies are characterized by rapid change and technological evolution. We will need to expend considerable resources on research and development, or acquisitions, in the future in order to continue to design and deliver enduring, innovative entertainment products and technologies. Despite our efforts, we may not be able to develop, or acquire, and effectively market new products, technologies and services that adequately or competitively address the needs of the changing marketplace. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere. Our future success depends to a great extent on our ability to develop, or acquire, and deliver innovative technologies that are widely adopted in response to changes in the entertainment industry and that are compatible with the technologies or products introduced by other entertainment industry participants.

Our operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees and of the satisfaction of our revenue recognition criteria.

Our quarterly operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees and of the satisfaction of our revenue recognition criteria. We recognize license revenue only after we receive royalty reports from our licensees regarding the shipment of their products that incorporate our technologies. As a result, the timing of our revenue depends upon the timing of our receipt of those reports. In addition, it is not uncommon for royalty reports to include positive or negative corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have recognized an unusually large amount of licensing revenue from a licensee in a given quarter because not all of our revenue recognition criteria were met in prior periods. This can result in a large amount of licensing revenue from a licensee being recorded in a given quarter that is not necessarily indicative of the amounts of licensing revenue to be received from that licensee in future quarters, thus causing fluctuations in our operating results.

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

Even when a standards-setting body mandates our technologies for a particular market, which we call an “explicit” industry standard, our technologies may not be the sole technologies adopted for that market as an industry standard. Accordingly, our operating results depend upon participants in that market choosing to adopt our technologies instead of competitive technologies that also may be acceptable under such standard. For example, the continued growth of our revenue from the broadcast market will depend upon both the continued adoption of digital television generally and the choice to use our technologies where it is an optional industry standard.

Our licensing of industry standard technologies can be subject to limitations that could adversely affect our business and prospects.

When a standards-setting body adopts our technologies as explicit industry standards, we generally must agree to license such technologies on a fair, reasonable and non-discriminatory basis, which could limit our control over the use of these technologies. In these situations, we must often limit the royalty rates we charge for these technologies, which could adversely affect our gross margins. Furthermore, we may be unable to limit to whom we license such technologies, and may be unable to restrict many terms of the license. From time to time we may be subject to claims that our licenses of our industry standard technologies may not conform to the requirements of the standards-setting body. Private parties have raised this type of issue with us in the past. Allegations such as these could be asserted in private actions seeking monetary damages and injunctive relief, or in regulatory actions. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies in ways that could injure our reputation and otherwise materially and adversely affect our business, operating results and prospects.

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

Inaccurate licensee royalty reporting and unauthorized use of our intellectual property could materially adversely affect our operating results.

Our licensing revenue is generated primarily from consumer electronics product manufacturers and software developers who license our technologies and incorporate them in their products. Under our existing arrangements, these licensees typically pay us a specified royalty for every product they ship that incorporates our technologies. We rely on our licensees to accurately report the number of units shipped that incorporate our technologies. We calculate our license fees, prepare our financial reports, projections and budgets, and direct our sales and product development efforts based on these reports we receive from our licensees. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately. This is especially true with respect to software incorporating our technologies because software can be copied relatively easily and we oftentimes do not have easy ways to determine how many copies have been made. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive and time consuming and initiating audits could harm our customer relationships. In the past, licensees, particularly in emerging economies, such as China, have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understated and non-reporting by licensees, which could adversely affect our operating results. Conversely, to the extent that our licensees overstate the number of products incorporating our technologies, or report the products under the wrong categories, negative corrections could result in reductions of royalty revenue in subsequent periods. In addition, some of our licensees may begin to more closely scrutinize their past or future licensing statements which may result in an increased receipt of negative corrective statements.

We also have often experienced, and expect to continue to experience, problems with non-licensee consumer electronics product manufacturers and software developers, particularly in emerging economies, such as China, incorporating our technologies or incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. This unauthorized use of our intellectual property could adversely affects our operating results.

Our licensing revenue depends in large part upon semiconductor manufacturers incorporating our technologies into integrated circuits, or ICs, for sale to our electronics product licensees and if, for any reason, our technologies are not incorporated in these ICs or fewer ICs are sold that incorporate our technologies, our operating results would be adversely affected.

Our licensing revenue from consumer electronics product manufacturers depends in large part upon the availability of integrated circuits, or ICs, that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer electronics products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce and then sell them to licensed consumer electronics product manufacturers. We do not control the IC manufacturers’ decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts nor predict their success. As a result, if these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if, for any reason, they sell fewer ICs incorporating our technologies, our operating results will be adversely affected.

Our inability to deploy our digital cinema products in significant numbers in the early stages of the transition to digital cinema, coupled with the price of our products, could limit our future prospects in the digital cinema market and could materially and adversely affect our business.

A single systems integrator, Christie/AIX, has installed most of the digital cinema systems deployed to date in U.S. theatres. In response to movie studio requirements, Christie/AIX has required that the digital cinema equipment included in its installations provide particular capabilities, which our products do not currently satisfy. Consequently, we have not supplied digital cinema systems to Christie/AIX, and at least one competitor has a significantly greater installed base of its competing digital cinema products than we do due to its participation in Christie/AIX’s deployments. In addition, our digital cinema products have higher prices than those of some of our competitors. Our inability to deploy our digital cinema products in significant numbers in the early stages of the transition to digital cinema and the prices of our digital cinema products could limit the success of our digital cinema initiatives, which could materially and adversely affect our operating results.

If the market for digital cinema develops more slowly than expected, our future prospects could be limited and our business could be materially and adversely affected.

If the industry cannot agree on one or more business models for digital cinema, the broad adoption of digital cinema will be delayed. The conversion of movie theatres from film to digital cinema will require significant expenditures, and we cannot predict how quickly digital cinema will become widely adopted. At present only a limited number of movie theatres have been converted to digital cinema, and we expect the conversion of theatres to digital cinema technologies, if it occurs, to be a long-term process due to both technological and financial obstacles. If the market for digital cinema develops more slowly than expected, or if there is significant and sustained resistance by the motion picture industry or cinema operators to this technology or the cost of implementation, we may not realize significant returns on our investments in digital cinema technology, which could materially and adversely affect our operating results.

If we do not identify opportunities and successfully execute our initiatives to participate in the emerging digital cinema market, our future prospects could be limited and our business could be adversely affected.

The cinema industry is in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. Industry participants continue to discuss business models to facilitate adoption of digital cinema by allocating the costs among industry participants, and the business models that ultimately emerge may vary from country to country. Participating in some of the models under discussion may require us to depart from our traditional model of selling our professional products pursuant to one-time contracts, and could expose us to various risks we have not faced in the past. For example, we have participated in one model by deploying, at our expense, fully integrated digital cinema systems and seeking payment from motion picture distributors for films presented on the systems. If we do not identify, and successfully execute on, the business models that provide an opportunity to generate revenues from our digital cinema products and services, our future prospects in this market will be limited and our business could be materially and adversely affected.

If our digital cinema initiatives do not perform to expectations, our reputation may suffer and demand for our digital cinema products and services may not develop.

As we participate in digital cinema initiatives, if we or our equipment do not perform to expectations, our relationships with cinema industry participants may be adversely affected and our reputation may suffer, affecting the demand for our digital cinema products and services. Any negative publicity or significant problems with our digital cinema initiatives could materially and adversely affect our relationships in the cinema industry or the perception of our brand.

If we are unable to expand our business into non-sound technologies, our future growth could be limited.

Our future growth will depend, in part, upon our expansion into areas beyond sound technologies. For example, in addition to our digital cinema initiative, we are exploring other areas that facilitate delivery of digital entertainment, such as technologies for processing digital moving images and content protection. We will need to spend considerable resources on research and development or acquisitions in the future in order to deliver innovative non-sound technologies. However, we have limited experience in these markets and, despite our efforts, we cannot predict whether we will be successful in developing, or acquiring and marketing non-sound products, technologies and services. In addition, many of these markets are relatively new and may not develop as we currently anticipate. Moreover, although we believe that many of the technological advances we may develop or acquire for digital cinema may have applicability in other areas, such as broadcasting or consumer electronics products, we may not ever be able to achieve these anticipated benefits in these other markets. A number of competitors and potential competitors may develop non-sound technologies similar to those that we develop, or acquire, some of which may provide advantages over our products, technologies and services. Some of these competitors have much greater experience and expertise in the non-sound fields we may enter. The non-sound products, technologies and services we expect to market may not achieve or sustain market acceptance, may not meet industry needs, and may not be accepted as industry standards. If we are unsuccessful in selling non-sound products, technologies and services, the future growth of our business may be limited. In addition, our efforts to enter or strengthen our positions in non-sound markets may be tied to the success of specific programs.

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

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors on the professional side of our business include Avica, DTS, Doremi, EVS, GDC, Kodak, Microsoft, NEC, Panastereo, Qube, QuVis, Sony and UltraStereo. Competitors on the consumer side of our business include Coding Technologies, DTS, Fraunhofer Institute for Integrated Circuits, Philips, Microsoft, RealNetworks, Sony, SRS Labs and Thomson. In addition, other companies may become competitors in the future. Some people may perceive the quality of sound produced by some of our competitors’ technologies to be equivalent or superior to that produced by ours. In addition, some of our current and/or future competitors may have significantly greater financial, technical, marketing and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, Microsoft and RealNetworks may have an advantage over us in the market for internet technologies because of their greater experience and presence in that market. In addition, some of our current or potential competitors, such as Microsoft and RealNetworks, may be able to offer integrated system solutions in markets for sound or non-sound entertainment technologies, including audio, video and rights management technologies related to personal computers or the internet, which could make competing technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing technologies at lower prices than our technologies, which could adversely affect our operating results. Further, many of the consumer electronics products that include our sound technologies also include sound technologies developed by our competitors. As a result, we must continue to invest significant resources in research and development in order to enhance our technologies and our existing products and services and introduce new high-quality products and services to meet the wide variety of such competitive pressures. Our business will suffer if we fail to do so successfully.

Acquisitions could result in operating difficulties, dilution to our stockholders and other harmful consequences.

We have evaluated, and expect to continue to evaluate, a wide array of possible strategic transactions, including acquisitions. For example, we consider these types of transactions in connection with our efforts to expand our business beyond sound technologies to other technologies related to the delivery of digital entertainment. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future, any of these transactions could be material in relation to our financial condition and results of operations. The process of integrating an acquired company, business or technology may create unforeseen difficulties and expenditures. The areas where we may face risks include:

•	Diversion of management time and focus from operating our business to acquisition integration challenges;

•	Cultural challenges associated with integrating employees from acquired businesses into our organization;

•	Retaining employees from businesses we acquire;

•	The need to implement or improve internal controls, procedures and policies appropriate for a public company at businesses that prior to the acquisition lacked effective controls, procedures and policies;

•	Possible write-offs or impairment charges resulting from acquisitions;

•	Unanticipated or unknown liabilities relating to acquired businesses; and

•	The need to integrate acquired businesses’ accounting, management information, manufacturing, human resources and other administrative systems to permit effective management.

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

We have limited or no patent protection for our technologies in particular countries, including China and India, which could limit our ability to grow our business in these markets.

We have relatively few or no issued patents in particular countries, including China and India. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies. In India, we have no issued patents. Consequently, growing our licensing revenue in these emerging countries will depend on our ability to obtain patent rights in these counties for existing and new technologies, which is uncertain. Moreover, because of the limitations of the legal systems in many of these countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is likewise uncertain.

We face diverse risks in our international business, which could adversely affect our operating results.

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2004, 2005 and 2006, royalties from licensees outside the United States were 80%, 76% and 77% of our licensing revenue, respectively, and our sales outside the United States were 59%, 61% and 64% of our professional products and production services revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

As of September 29, 2006, we had over 950 individual issued patents in nearly 35 jurisdictions and over 1,400 pending patent applications throughout the world. Our issued patents are scheduled to expire at various times through February 2025. Of these, 19 patents are scheduled to expire in the remainder of calendar year 2006, 49 patents are scheduled to expire in calendar year 2007, 19 patents are scheduled to expire in calendar year 2008 and 6 patents are scheduled to expire in calendar year 2009. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2008 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2023. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use particular technologies in the future.

Companies in the technology and entertainment industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have faced such claims in the past and we expect to face similar claims in the future. For example, Lucent has asserted that we infringe some of their patents, prompting us to file a complaint for declaratory judgment of non-infringement and/or invalidity of such Lucent patents. These patents generally involve a process and means for encoding and decoding audio signals. Lucent contended that products incorporating our AC-3 technology infringe those patents. The U.S. District Court of Northern District of California recently granted our motions for summary judgment that we have not infringed the Lucent patents at issue and have not contributed to or induced infringement by others. In light of the court’s finding of non-infringement, it dismissed our claims that the Lucent patents are invalid. Lucent appealed the court’s ruling granting summary judgment of non-infringement to the United States Federal Circuit Court of Appeals, which affirmed the decision of the U.S. District Court granting summary judgment. Lucent chose not to file a petition for a panel rehearing en banc with the United States Court of Appeals for the Federal Circuit. If Lucent wishes to seek a writ of certiorari before the United States Supreme Court, it must do so before January 8, 2007.

Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. In the past we have settled claims relating to infringement allegations and agreed to make payments in connection with such settlements. We expect that similar claims will be asserted against us in the future in the ordinary course of our business. For example, in December 2005, we received notice that an action had been filed against us alleging that our Dolby Virtual Speaker technology infringes U.S. patents held by Cooper Bauck Corp. An adverse determination in any intellectual property claim could require that we pay damages or stop using technologies found to be in violation of a third party’s rights and could prevent us from offering our products and services to others. In order to avoid these restrictions, we may have to seek a license for the technology. This license may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our operating expenses. The technologies also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense. If we cannot license or develop technologies for any infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. In addition, at times in the past, we have chosen to defend our licensees from third-party intellectual property infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future. Any of these results could harm our brand, our operating results and our financial condition. In addition, from time to time we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us regarding our licensing royalty rate practices, including potential antitrust claims. Damages and requests for injunctive relief asserted in claims like these could be material, and could have a significant impact on our business. Any disputes with our customers or potential customers or other third parties could adversely affect our business, results of operations and prospects.

Our ability to develop proprietary technology in markets in which “open standards” are adopted may be limited, which could adversely affect our ability to generate revenue.

Standards-setting bodies, such as those for digital cinema technologies, may require the use of so-called “open standards,” meaning that the technologies necessary to meet those standards are publicly available. The use of open standards may reduce our opportunity to generate revenue, as open standards technologies are based upon non-proprietary technology platforms in which no one company maintains ownership over the dominant technologies.

Events and conditions in the motion picture and broadcast industries may affect sales of our professional products and production services.

Sales of our professional products and production services tend to fluctuate based on the underlying trends in the motion picture industry. For example, when box office receipts for the motion picture industry increase, we have typically seen sales of our professional products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced cinema products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to upgrade their systems or build new theatres. Our professional product sales are also subject to fluctuations based on events and conditions in the theatre industry generally that may or may not be tied to box office receipts in particular periods. For example, the growth in piracy of motion pictures adversely affects the construction of new screens, the renovation of existing theatres and the continued production of new motion pictures. Technological advances and the conversion of motion pictures into digital formats have made it easier to create, transmit and

“share” high-quality unauthorized copies of motion pictures, including on pirated DVDs and on the internet. In 2005, events within the U.S. cinema industry, including recent restructuring and consolidations, and a decline in box office sales appear to have delayed purchasing decisions by exhibitors. The launch of new digital services by broadcasters also influences the sale of our professional products. On the other hand, our production services revenue, both in the United States and internationally, is tied to the number of films being made by studios and independent filmmakers. A number of factors can affect the number of films that are produced, including strikes and work stoppages within the motion picture industry, as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

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

Fluctuations in our quarterly and annual operating results may significantly affect the value of our stock.

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual revenue and operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our business and prospects. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenue include:

•	Fluctuations in demand for our products and for the consumer electronics products of our licensees;

•	Fluctuations in the timing of royalty reports we receive from our licensees, including late, sporadic or inaccurate reports;

•	Sporadic payments we may be able to recover from companies utilizing our technologies without licenses;

•	Corrections to licensees’ reports received in periods subsequent to those in which the original revenue was reported;

•	Introduction or enhancement of products, services and technologies by us, our licensees and our competitors, and market acceptance of these new or enhanced products, services and technologies;

•	Rapid, wholesale changes in technology in the entertainment industries in which we compete;

•	Events and conditions in the motion picture industry, including box office receipts that affect the number of theatres constructed, the number of movies produced and exhibited, the general popularity of motion pictures and strikes by motion picture industry participants;

•	The financial resources of cinema operators available to buy our products or to equip their theatres to accommodate upgraded or new technologies;

•	Consolidation by participants in the markets in which we compete, which could result among other things in pricing pressure;

•	The amount and timing of our operating costs and capital expenditures, including those related to the expansion of our business, operations and infrastructure;

•	Variations in the time-to-market of our technologies in the entertainment industries in which we operate;

•	Seasonal electronics product shipment patterns by our consumer electronics product licensees and seasonal product purchasing patterns by customers of our professional products;

•	The impact of, and our ability to react to, interruptions in the entertainment distribution chain, including as a result of work stoppages at our facilities, our customers’ facilities and other points throughout the entertainment distribution chain;

•	Changes in business cycles that affect the markets in which we sell our products and services or the markets for consumer electronics products incorporating our technologies;

•	Adverse outcomes of litigation or governmental proceedings, including any foreign, federal, state or local tax assessments or audits;

•	Costs of litigation and intellectual property protection; and

•	Seasonal demand for production services in the motion picture industry, which could result in reduced revenue.

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

Licensing some of our technologies in joint licensing programs, or “patent pools,” is a different business model for us, and we may face many challenges in conducting this business.

In fiscal 2002, we began licensing some of our patents through our wholly-owned subsidiary Via Licensing Corporation in joint licensing programs, or “patent pools,” with other companies in an effort to ensure that our technologies are compatible with other technologies in the entertainment industry and to promote our technologies as industry standards. These patent pools allow product manufacturers streamlined access to selected foundational technologies and are comprised of a group of patents held by a number of companies, including us in some cases, and administered by Via Licensing. If we do not identify new or changing market trends and technologies at an early enough stage to capitalize on market opportunities for joint licensing programs, we may not continue to be successful with this business model. Also, to the extent that Dolby technologies are included in patent pools, we have less control over the licensing of those technologies through the patent pools compared to licensing through our traditional business model in which we license our patents as bundles of technologies and interact directly with our customers. In addition, we may have less control over the application and quality control of our technologies included in these pools.

The loss of or interruption in operations of one or more of our key suppliers could materially delay or stop the production of our professional products and impair our ability to generate revenue.

Our reliance on outside suppliers for some of the key materials and components we use in manufacturing our professional products involves risks, including limited control over the price, timely delivery and quality of such components. We have no agreements with our suppliers to ensure continued supply of materials and components. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause material delays in our production operations and increase our production costs. In addition, our suppliers may not be able to meet our future production demands as to volume, quality or timeliness. Moreover, we rely on sole source suppliers for some of the components that we use to manufacture our professional products, including specific charged coupled devices, light emitting diodes and digital signal processors. These sole source suppliers may become unable or unwilling to deliver these components to us at an acceptable cost or at all, which could force us to redesign those specific products. Our inability to obtain timely delivery of key components of acceptable quality, any significant increases in the prices of components, or the redesign of our professional products could result in material production delays, increased costs and reductions in shipments of our products, any of which could increase our operating costs, harm our customer relationships or materially and adversely affect our business and operating results.

Revenue from our professional products may suffer if our production processes encounter problems or if we are not able to match our production capacity to fluctuating levels of demand.

Our professional products are highly complex, and production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time in a cost effective manner, which could harm our competitive position. If production is interrupted at one of our two manufacturing facilities, we may not be able to shift production to the other facility on a timely basis, and customers may purchase products from our competitors. A shortage of manufacturing capacity for our professional products could adversely affect our operating results and damage our customer relationships. We generally cannot quickly adapt our manufacturing capacity to rapidly changing market conditions. Likewise, we may be unable to respond to fluctuations in customer demand. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our professional products. Any inability to respond to fluctuations in customer demand for our professional products may adversely affect our gross margins.

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

Awareness of our brand depends to a significant extent upon decisions by our customers to display our trademarks on their products, and if our customers do not display our trademarks on their products, our ability to increase our brand awareness may be harmed.

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

For some products, substituting particular components containing regulated hazardous substances is more difficult or costly, and additional redesign efforts could result in production delays. Selected electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the RoHS Directive, which could negatively impact our ability to generate revenue from those products. We could also face significant costs and liabilities in connection with product take-back legislation. The European Union Directive 2002/96/EC as amended by 2003/108/EC (Waste Electrical and Electronic Equipment Directive also known as the “WEEE Directive”) requires producers of particular electrical and electronic equipment, including broadcast equipment, to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. As of December 2006, not all member states within the EU have enacted enabling legislation under the WEEE Directive, and in the absence of such legislation, it is difficult to determine the costs to comply with the WEEE Directive.

Other countries, such as China and the United States, may enact similar product-content and take-back legislation, the cumulative impact of which could significantly increase our operating costs and adversely affect our operating results. We also expect that our operations, whether manufacturing or licensing, will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business.

Any inability to protect our intellectual property rights could reduce the value of our products, services and brand.

Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. We derived 73%, 75% and 77% of our total revenue from licensing revenue in the fiscal years

2004, 2005 and 2006, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in particular countries or where the initiation of a claim might harm our business relationships. For example, we have many times experienced, and expect to continue to experience, problems with consumer electronics product manufacturers incorporating our technologies into their products without our authorization. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs, which could adversely affect our financial condition and results of operations. We generally seek patent protection for our innovations. It is possible, however, that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect particular innovations that later turn out to be important. Moreover, we have limited or no patent protection in particular foreign jurisdictions. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies, and in India we have no issued patents. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may later be found to be invalid or unenforceable. Moreover, we seek to maintain select intellectual property as trade secrets. These trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from them.

It is possible that we may be treated as a personal holding company, which could adversely affect our operating results and financial condition.

The Internal Revenue Service may assert that we or any of our subsidiaries are currently, or previously have been, liable for personal holding company tax, plus interest and penalties, if applicable. In addition, we and our subsidiaries may be liable for personal holding company tax in the future. For United States federal income tax purposes, a corporation is generally considered to be a “personal holding company” under the United States Internal Revenue Code if (i) at any time during the last half of its taxable year more than 50% of its stock by value is owned, directly or indirectly, by virtue of the application of certain stock ownership attribution rules set forth in the Internal Revenue Code for purposes of applying the personal holding company rules, by five or fewer individuals and (ii) at least 60% of its adjusted ordinary gross income, as defined for United States federal income tax purposes, is “personal holding company income.” Personal holding company income is generally passive income, including royalty income, subject to particular exceptions such as qualifying software royalties. A personal holding company is subject to an additional tax on its undistributed after-tax income, calculated at the statutory tax rate, which is currently 15%. Since the personal holding company tax is imposed only on undistributed income, a personal holding company can avoid or mitigate liability for the tax, but not interest or penalties, by paying a dividend to its stockholders.

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

However, the Internal Revenue Service may assert that we or one of our subsidiaries are currently, or previously have been, liable for personal holding company tax, plus interest and penalties, if applicable. In addition, we or our subsidiaries may be liable for personal holding company tax in the future. The treatment of select items of our income and the income of our subsidiaries, for purposes of the personal holding company tax, may be subject to challenge. In the event that we or any of our subsidiaries is determined to be a personal holding company, or for prior taxable years, to have been a personal holding company, we or our subsidiary could be liable for additional taxes, and possibly interest and penalties, based on the undistributed income and the tax rate in effect at that time, but only if we or our subsidiary, as the case may be, decides not to fully abate the tax by the payment of a dividend, although such a dividend will not eliminate interest and penalties. In addition, we believe that there exists a meaningful risk that in the relatively near future the mix of our revenue will change so that more of our adjusted ordinary gross income may be classified as personal holding company income. In such event, it is possible that we or one of our subsidiaries could become liable for the personal holding company tax, assuming the ownership test continues to be met. In that case, we or our subsidiary, as the case may be, may be required to pay additional tax in the event we or the subsidiary decides not to fully abate the tax by the payment of a dividend. Because no claim or assessment has been made against us with respect to personal holding company taxes, we are unable to quantify the amount of any additional taxes, and possibly interest and penalties, for which we may be liable in the future for past periods or the amount of the dividend that we may pay to abate the tax. Furthermore, we are unable to quantify the amount of personal holding company tax that we may be liable for or the dividend that we may elect to pay for future periods as such amounts, if any, would be based upon the application of the rules discussed above to the results of our future operations. We have explored options to reduce our exposure and the exposure of our subsidiaries to the personal holding company tax in the future, as well as continue to actively monitor our current exposure.

If we or any of our subsidiaries were to pay personal holding company tax (and possibly interest and penalties), this could significantly increase our consolidated tax expense and adversely affect our operating results. In addition, if the statutory tax rate increases in the future, the amount of any personal holding company tax we or any of our subsidiaries may have to pay could increase significantly, further impairing our operating results. In that regard, the statutory tax rate, which is currently 15%, is scheduled to return to ordinary income tax rate levels for tax years beginning on or after January 1, 2011. If we are deemed to be a personal holding company and, instead of paying the personal holding company tax, we elect to pay a dividend to our stockholders in an amount equal to all or a significant part of our undistributed personal holding company income, we may consume a significant amount of cash resources and be unable to retain or generate working capital. This would adversely affect our financial condition. As a result, if we pay such a dividend, we may decide to seek additional financing, although that financing may not be available to us when and as required on commercially reasonable terms, if at all.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In this regard, we currently plan to hire a number of employees throughout fiscal 2007 in response to our growth and our current initiatives. We have maintained a rigorous, highly selective and time-consuming hiring process, which we believe has significantly contributed to our success to date, but has made it more difficult for us to hire a sufficient number of qualified employees. As we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. In addition, we are aware that some of our competitors have directly targeted our employees. If we are unable to hire and train a sufficient number of qualified employees or retain and motivate existing employees, our existing operations may suffer and we may be unable to grow effectively.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our investors’ views of us.

We have a complex business organization that is international in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. On an ongoing basis, we document, review and, if appropriate, improve our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Both we and our independent auditors periodically test our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

For the foreseeable future, Ray Dolby or his affiliates will be able to control the selection of all members of our board of directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.

At September 29, 2006, Ray Dolby and persons and entities affiliated with Ray Dolby owned approximately 63% of our Class A and Class B common stock, representing 93% of the combined voting power of our outstanding Class A and Class B common stock. Under our charter, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Holders of shares of Class B common stock may generally transfer such shares to family members, including spouses and descendents or the spouses or domestic partners of such descendents, without having the shares automatically convert into shares of Class A common stock. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendents will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. There is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock.

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

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, in the public market, the trading price of our Class A common stock could decline. As of September 29, 2006, we had outstanding a total of 107,261,136 shares of Class A and Class B common stock. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders.

As of September 29, 2006, our directors and executive officers held 68,767,456 shares of Class B common stock, 5,965 shares of Class A common stock, vested options to purchase 890,823 shares of Class B common stock and vested options to purchase 91,749 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

Our principal executive offices, which we lease from Ray Dolby, are located at 100 Potrero Avenue, San Francisco, California, occupying approximately 70,000 square feet of space. The lease for these offices expires on December 31, 2013, but we have options to renew the lease for two additional five-year terms.

Ray and Dagmar Dolby, the Ray Dolby Trust, or the Dolby Family Trust own a majority financial interest in real estate entities that own and lease to us certain of our other facilities in California and the United Kingdom. We own the remaining financial interests in these real estate entities. We lease from these real estate entities approximately 122,000 square feet of space at 999 Brannan Street, San Francisco, California for our principal administrative offices, approximately 45,000 square feet of space in Brisbane, California for manufacturing facilities, approximately 75,000 square feet of space in Wootton Bassett, England for manufacturing, sales, services and administrative facilities and approximately 19,000 square feet of space in Burbank, California for research and development, sales, services and administrative facilities. The leases for these facilities expire at various times through 2015.

We also lease additional research and development, sales and administrative facilities from third parties in California, New York, Virginia and Pennsylvania, and internationally, in Beijing, London, Hong Kong, Shanghai, Sydney and Tokyo. The leases for these facilities expire at various times through 2017.

Our properties in Brisbane and Wootton Bassett are primarily used by our products and production services segment and the balance of the properties described above are used by both our products and production services and our technology licensing segments.

We believe that our current facilities are adequate to meet our needs for the near future, and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

ITEM 3. LEGAL PROCEEDINGS

In May 2001, we filed a lawsuit against Lucent Technologies, Inc. and Lucent Technologies Guardian I, LLC together “Lucent,” contending that Lucent was wrongly asserting that our licensees using Dolby AC-3 audio compression technology required licenses to the patents at issue and seeking a declaration that the patents at issue are not infringed and/or are invalid. Lucent filed a counterclaim alleging that we have infringed the patents at issue. These patents generally involve a process and means for digitally encoding and decoding audio signals. On April 22, 2005, the U.S. District Court for the Northern District of California granted our motions for summary judgment, finding that we have not infringed, induced others to infringe, or contributed to the infringement of the patents at issue. In granting summary judgment of non-infringement, the court found that Lucent had not presented evidence from which a reasonable fact-finder could find that Dolby AC-3 technology infringes the patents at issue. In light of the Court’s finding of non-infringement, it dismissed our claims that the Lucent patents are invalid. Lucent appealed the court’s April 22, 2005, ruling to the United States Court of Appeals for the Federal Circuit, which affirmed the decision of the U.S. District Court granting summary judgment. Lucent chose not to file a petition for a panel rehearing en banc with the United States Court of Appeals for the Federal Circuit. If Lucent wishes to seek a writ of certiorari before the United States Supreme Court it must do so before January 8, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock has traded on the New York Stock Exchange, or the NYSE, under the symbol “DLB” since February 17, 2005. Prior to that time, there was no public market for our Class A common stock. The following table sets forth the range of high and low sales prices on the NYSE of the Class A common stock for the periods indicated, as reported by the NYSE. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Fiscal 2005	High	Low
Second Quarter (beginning February 17, 2005)	$25.45	$21.94
Third Quarter	23.88	17.50
Fourth Quarter	23.90	14.50

Fiscal 2006	High	Low
First Quarter	$19.40	$14.75
Second Quarter	22.15	16.92
Third Quarter	24.00	19.90
Fourth Quarter	23.39	17.83

Our Class B common stock is neither listed nor publicly traded.

As of November 30, 2006, there were approximately 16,800 holders of record of our Class A common stock and 90 holders of record of our Class B common stock.

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

Sale of Unregistered Securities

In the fiscal quarter ended September 29, 2006, we issued an aggregate of 643,936 shares of our Class B common stock to certain employees, officers, a consultant and a director upon the exercise of options awarded under our 2000 Stock Incentive Plan and from September 30, 2006 through November 30, 2006, we issued an aggregate of 1,106,238 shares of our Class B common stock to certain employees, officers, consultants and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of $1.1 million in the fiscal quarter ended September 29, 2006 and $2.4 million in the period from September 30, 2006 through November 30, 2006 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of November 30, 2006, options to purchase an aggregate of 6,002,754 shares of our

Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the accompanying notes included elsewhere in this filing. The consolidated statements of operations data for the fiscal years ended September 24, 2004, September 30, 2005 and September 29, 2006 and the balance sheet data as of September 30, 2005 and September 29, 2006 were derived from our audited consolidated financial statements that are included elsewhere in this filing. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods. All fiscal years presented consisted of 52 weeks with the exception of fiscal 2005 which consisted of 53 weeks.

	Fiscal Year Ended
	September 27, 2002	September 26, 2003	September 24, 2004	September 30, 2005	September 29, 2006
	(in thousands, except per share amounts)
Revenue:
Licensing	$106,640	$157,922	$211,395	$246,298	$301,663
Product sales	41,377	44,403	57,981	60,021	65,413
Production services	13,851	15,147	19,665	21,648	24,466

Total revenue	161,868	217,472	289,041	327,967	391,542

Cost of revenue:
Cost of licensing	25,063	40,001	53,838	40,558	26,887
Cost of product sales (1)	26,694	26,684	30,043	31,181	38,487
Cost of production services (1)	5,960	6,958	7,624	8,479	10,668

Total cost of revenue	57,717	73,643	91,505	80,218	76,042

Gross margin	104,151	143,829	197,536	247,749	315,500

Operating expenses:
Selling, general and administrative (1)	64,269	76,590	106,456	135,155	154,165
Research and development (1)	15,128	18,262	23,479	30,532	35,377
In-process research and development	—	1,310	1,738	—	—
Loss on litigation	24,205	—	—	—	—
Gain on settlements	—	—	(2,000)	(2,000)	(3,625)

Total operating expenses	103,602	96,162	129,673	163,687	185,917

Operating income	549	47,667	67,863	84,062	129,583
Other income (loss), net	(747)	(57)	229	7,156	17,054

Income before provision for income taxes and controlling interest	(198)	47,610	68,092	91,218	146,637
Provision for income taxes	11	16,079	27,321	37,330	55,833

Income before controlling interest	(209)	31,531	40,771	53,888	90,804
Controlling interest in net income, net of tax	104	(562)	(929)	(1,595)	(1,255)

Net income (loss)	$(105)	$30,969	$39,842	$52,293	$89,549

Basic earnings (loss) per share	$0.00	$0.36	$0.47	$0.54	$0.85
Diluted earnings (loss) per share	$0.00	$0.36	$0.43	$0.50	$0.80
Weighted-average shares outstanding (basic)	85,008	85,009	85,556	96,969	105,688
Weighted-average shares outstanding (diluted)	85,008	86,084	92,783	104,220	111,658
__________ (1) Stock-based compensation included above was as follows:
Cost of product sales	—	—	$104	$222	$800
Cost of production services	—	—	36	103	513
Selling, general and administrative	—	—	5,843	11,709	15,087
Research and development	—	—	810	2,150	2,738

Total stock-based compensation	—	—	$6,793	$14,184	$19,138

	September 27, 2002	September 26, 2003	September 24, 2004	September 30, 2005	September 29, 2006
	(in thousands)
Cash and cash equivalents	$37,394	$61,922	$78,711	$372,403	$412,487
Working capital	35,854	54,213	80,281	381,394	479,778
Short-term and long-term investments	—	—	—	—	106,121
Total assets	157,313	202,707	261,866	586,277	739,288
Long-term debt	15,406	14,548	13,580	12,124	10,893
Total stockholders’ equity	61,742	93,775	143,327	461,139	594,288

PRO FORMA UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS DATA

Pro Forma Presentation

Throughout our history until our initial public offering, Ray Dolby retained ownership of the intellectual property rights he had created relating to our business. We licensed these intellectual property rights from him and paid him royalties in return. On February 16, 2005, Ray Dolby contributed to us all intellectual property rights he held related to our business. Upon completion of this asset contribution, all of our licensing arrangements with, and royalty obligations to, Ray Dolby terminated.

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

The results of giving effect to the asset contribution as though that transaction had occurred prior to the beginning of fiscal 2004 are adjustments to our consolidated results of operations to reverse the effects of $36.9 million and $18.7 million in royalties payable to Ray Dolby that we recorded in fiscal 2004 and 2005, respectively. There was no material change to our balance sheet as a result of the asset contribution. Because there is no historical accounting cost basis for the assets contributed, we recorded the transaction at $0.8 million, representing acquisition costs, including legal, tax and other professional fees we incurred as a result of the asset contribution.

The following table shows a reconciliation of the pro forma effects of the transactions described above on the respective line items of our consolidated statements of operations:

	Fiscal Year Ended
	September 24, 2004	September 30, 2005	September 29, 2006
	(unaudited)
	(in thousands)
Net income	$39,842	$52,293	$89,549
Adjustments to pro forma net income by line item:
Cost of licensing	33,768	17,424	—
Cost of product sales	3,089	1,286	—
Provision for income taxes	(13,355)	(7,587)	—

Pro forma net income	$63,344	$63,416	$89,549

The selected pro forma unaudited consolidated statements of operations data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this filing.

	Fiscal Year Ended
	September 24, 2004	September 30, 2005	September 29, 2006
		(unaudited)
	(in thousands, except per share amounts)
Revenue:
Licensing	$211,395	$246,298	$301,663
Product sales	57,981	60,021	65,413
Production services	19,665	21,648	24,466

Total revenue	289,041	327,967	391,542

Cost of revenue:
Cost of licensing	20,070	23,134	26,887
Cost of product sales	26,954	29,895	38,487
Cost of production services	7,624	8,479	10,668

Total cost of revenue	54,648	61,508	76,042

Gross margin	234,393	266,459	315,500

Operating expenses:
Selling, general and administrative	106,456	135,155	154,165
Research and development	23,479	30,532	35,377
In-process research and development	1,738	—	—
Gain on settlements	(2,000)	(2,000)	(3,625)

Total operating expenses	129,673	163,687	185,917

Operating income	104,720	102,772	129,583
Other income, net	229	7,156	17,054

Income before provision for income taxes and controlling interest	104,949	109,928	146,637
Provision for income taxes	40,676	44,917	55,833

Income before controlling interest	64,273	65,011	90,804
Controlling interest in net income, net of tax	(929)	(1,595)	(1,255)

Net income	$63,344	$63,416	$89,549

Basic earnings per share	$0.74	$0.65	$0.85
Diluted earnings per share	$0.68	$0.61	$0.80
Weighted-average shares outstanding (basic)	85,556	96,969	105,688
Weighted-average shares outstanding (diluted)	92,783	104,220	111,658

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and our discussion under Item 1 “Business—Our Strategy” above should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Form 10-K. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” ”potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: statements regarding expanding the use of our technologies in existing and new markets, including in the broadcast, PC, mobile and portable device industries and in content delivered over the internet; developing technologies for the entertainment industry beyond sound, including in the areas of imaging and display, mobile devices, and wireless connectivity; demand for and future revenues from the sale of consumer electronics products incorporating our technologies, including traditional and next–generation DVD players; growth opportunities in the consumer electronics market; opportunities to incorporate our technologies in markets outside the traditional consumer electronics market; the impact of inclusion of certain of our technologies in audio standards; the rate of adoption of and sales of next–generation DVD players; diversification of sources of licensing revenue; demand for and future revenues from incorporation of our technologies in personal computers; increase in sales of our products and demand for consumer electronics products containing our technologies in emerging economies; concentration of manufacturing of consumer electronic products containing our technologies in emerging economies and the associated challenges in royalty collection and intellectual property enforcement; pricing strategies for our digital cinema product and competitive pricing pressures for our cinema products; the pace of the movie industry’s transition to digital cinema and our expected revenue associated with the transition; our expected profit margin for our products and services segment; our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for goodwill, accounting for income taxes, personal holding company matters and stock-based compensation; calculations of royalties due to our licensors; statements regarding the sufficiency of our cash reserves; and our expected rate of return on investments. Actual results may differ materially from those discussed in these forward looking statements due to a number of factors, including: the rate of growth of the markets for consumer electronics that include our technologies; whether our technologies are selected for and remain part of audio standards; the rate of deployment and adoption of next–generation DVD players; the extent to which our expectations regarding new licensing markets are realized; the extent to which consumer electronics manufacturers concentrate their production in emerging economies that present royalty collection and intellectual property enforcement challenges; the extent to which consumers in emerging economies elect to purchase products containing our technologies; the extent to which professionals using our equipment continue to demand innovative technology solutions developed by us; the pace of the movie industry’s transition to digital cinema; our ability to tailor our traditional model of selling to respond to market trends; whether our competitors are able to develop and sell alternative digital cinema technologies to our customers; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; the accuracy of our calculations of royalties due to our licensors; fluctuations in interest rates; and risks set forth in the section entitled “Risk Factors” of Item 1A in this Form 10-K and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results. The periods presented herein consist of our fiscal years ended 2004, 2005 and 2006. Our fiscal years ended 2004 and 2006 consisted of 52 weeks, compared to our fiscal year ended 2005, which consisted of 53 weeks. The results for our fiscal year ended September 29, 2006 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 28, 2007.

Overview

Dolby Laboratories develops and delivers innovative products and technologies that make the entertainment experience more realistic and immersive. Since Ray Dolby founded Dolby Laboratories in 1965, we have been at the forefront of delivering sound technologies that assist the entertainment creation process and enhance the entertainment experience. Today, Dolby technologies are standard in a wide range of entertainment platforms. For example, Dolby products are widely used in movie theatres around the world and our technologies are used in virtually all DVD players and DVD playback software for personal computers. In addition, Dolby Digital is mandated in all North American digital televisions and digital set-top boxes that include Advanced Television Systems Committee (ATSC) television tuners and is widely included in high-definition set-top boxes used for European high-definition television broadcasts.

We conduct our business in two operating segments: licensing our technologies to manufacturers of consumer electronics products, software developers and developers of professional products, and selling our professional products and related production services.

In our technology licensing segment, we work with manufacturers of integrated circuits (ICs) to help them incorporate our technologies into their ICs. These manufacturers then sell ICs to product manufacturers that license our technologies for incorporation in products such as DVD players, DVD recorders, audio/video receivers, television sets, set-top boxes, video game consoles, portable audio and video players, personal computers, in-car entertainment systems and other consumer electronics products. We also license our technologies to software developers who implement our technologies for use in personal computer software products. Our licensing arrangements typically entitle us to receive a specified royalty for every product shipped by product manufacturer or software developer licensees that incorporates our technologies. We do not receive royalties from IC manufacturers. We also collect fees for administering joint licensing programs (commonly referred to as “patent pools”) on behalf of third parties. In fiscal 2004, 2005 and 2006 our licensing revenue represented 73%, 75% and 77% of our total revenue, respectively.

In our products and production services segment, we design, manufacture and sell audio products for the motion picture, broadcast, music and video game industries to improve sound quality, provide surround sound and increase the efficiency of sound storage and distribution. The majority of our professional product revenue is derived from sales of cinema processors, which movie theatres use to process film soundtracks. Production services revenue is primarily generated by service agreements with motion picture production companies who utilize our equipment and services. Our sound engineers work alongside filmmakers, television broadcasters, music producers and video game designers to help them use our products to create and reproduce the sound they envision. Our sound engineers also provide training, system design expertise and on-site technical expertise to cinema operators to help them configure their theatres and sound equipment to ensure that movie soundtracks are replayed with consistent high-quality sound. In our digital cinema content preparation service unit we act as a technical agent for our clients, following the content from start to finish, providing the compression mastering and distribution media preparation, distribution and verification services.

We are a global organization. We have licensed our technologies to manufacturers in approximately 35 countries, including countries in North America, Europe and Asia. In fiscal 2004, 2005 and 2006, revenue from licensees outside the United States represented 80%, 76% and 77% of our licensing revenue, respectively. Our licensees distribute products incorporating our technologies throughout the world. We sell our professional products and production services in over 50 countries. In fiscal 2004, 2005 and 2006, revenue from sales outside the United States represented 59%, 61% and 64% of our professional products sales and production services revenue, respectively. Nearly all of our revenue is derived from transactions denominated in United States dollars.

Management Discussion Regarding Opportunities, Challenges and Risks

Our Technology Licensing Segment

Revenue from our technology licensing segment constitutes the majority of our total revenue, representing 73%, 75% and 77% of total revenue in fiscal 2004, 2005 and 2006, respectively. We categorize our technology licensing segment into the following markets:

•	Consumer electronics (CE) market – primarily comprised of DVD players, DVD recorders, audio/video receivers and home-theatres-in-a-box.

•	Personal computer (PC) market – primarily comprised of software DVD players and DVD authoring applications.

•	Broadcast market – primarily comprised of televisions and set-top boxes.

•	Gaming market – primarily comprised of video game consoles.

•	Automotive market – comprised of in-car entertainment products.

•	Licensing services – revenue from patent pool administration performed by our subsidiary Via Licensing.

Historically, the consumer electronics market, which is driven primarily by revenue attributable to DVD player sales, has been our largest market, representing just over 50% of our licensing revenue in fiscal 2005. In fiscal 2006 the consumer electronics market was approximately 45% of our licensing revenue, primarily due to faster growth in other markets. There continues to be a number of growth opportunities in the consumer electronics market, such as next-generation DVD players for high-definition content. Our Dolby Digital, Dolby Digital Plus and TrueHD technologies have been selected as mandatory audio standards in the High-Definition Digital Versatile Disc (HD-DVD) format. Dolby Digital has been selected as a mandatory audio standard and Dolby Digital Plus and TrueHD have been selected as optional audio standards in the Blu-ray format. However, the release and consumer adoption of next-generation DVD players has been slower than expected due, in part, to the competing HD-DVD and Blu-ray formats. Consequently, we expect our ability to generate significant royalties from incorporation of our technology in next-generation DVD players will also be delayed. Even assuming resolution of the competing disc format conflict, the rate of consumer adoption of next-generation DVD players is uncertain and may be slower than past growth rates of traditional DVD players. Furthermore, as the market for traditional DVD players continues to mature, the industry has moved towards lower-end Chinese-made DVD players, which we believe poses challenges in royalty collection and intellectual property enforcement in China.

We are continuing to diversify our sources of licensing revenue by actively promoting the incorporation of our technologies for use in growing markets outside of our traditional consumer electronics market, such as personal computers, broadcast, gaming and automotive.

The personal computing market, which represented over 25% of our licensing revenue in fiscal 2005 and just over 30% in fiscal 2006, has been primarily driven by demand for software DVD players and to a lesser extent, DVD authoring applications. PC manufacturers are experiencing pricing pressure and, as a result, may begin to offer DVD playback functionality as an optional addition to their base models at an additional cost to the consumer or business, which may affect demand for our technology.

The broadcast market, which is primarily driven by demand for Dolby Digital in televisions and set-top boxes, represented approximately 10% of our licensing revenue in fiscal 2005 and just over 10% in fiscal 2006. The broadcast market has benefited in recent years from the transition from standard televisions to high-definition and digital televisions. Revenue generated from the gaming and automotive markets has primarily been driven by demand for Dolby Digital and ATRAC technology in video game consoles and Dolby Digital in in-car entertainment systems.

Any future growth in the PC, broadcast, gaming and automotive markets may not fully offset a potential decline in the growth of revenue generated from our consumer electronics market.

Our technologies are incorporated in consumer electronics and digital entertainment products throughout the world. We expect that sales of products incorporating our technologies in emerging economies, such as China and India, will increase in the future, as consumers in these geographical markets have more disposable income, which may result in increased purchases of entertainment products for use in homes, automobiles and elsewhere, although there can be no assurance that this will occur. We also expect that manufacturers from lower-cost manufacturing countries, including China, will increase production of consumer electronics and digital entertainment products in the future to satisfy this increased demand. Associated with opportunities of doing business in these emerging economies, such as China, are unique risks that have and will continue to affect our operating results, such as manufacturers failing to report or licensees underreporting product shipments.

Our Products and Production Services Segment

Revenue from our products and production services segment represented 27%, 25% and 23% of total revenue in fiscal 2004, 2005 and 2006, respectively. We remain committed to developing technologies for use by professionals in the entertainment industry. We believe that filmmakers, broadcasters, music producers and video game designers will continue to push for technology solutions to help create, distribute and play back rich, high quality sounds and images. As a result, we believe that major advances in sound, imaging and other technologies for the recording, delivery and playback of entertainment will likely first be introduced in products designed for use by professionals.

Sales of our professional products and production services tend to fluctuate based on the underlying trends in the motion picture and broadcast industries. For example, when box office receipts for the motion picture industry increase, we have typically seen sales of our professional cinema products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced cinema products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to upgrade their systems or build new theatres. In the broadcast industry, consumer demand for high-quality broadcasts can drive broadcasters to purchase our professional broadcast products. For example, broadcasters seeking to deliver content to consumers in Dolby Digital 5.1 surround sound positively affected sales of our professional broadcast products in fiscal 2006.

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

In recent years we have developed a digital cinema system which allows for the storage and playback of digital content in theatres. Helping the motion picture industry transition to digital cinema continues to be a major initiative in our products and services segment. Digital cinema offers the motion picture industry possible means to achieve substantial cost savings in printing and distributing movies, to combat piracy, and to enable movies to be played repeatedly without degradation in image and audio quality. It also provides additional revenue opportunities for cinema operators, as concerts and sporting events already in digital format could be broadcast live via satellite to digitally-equipped theatres. The cinema industry is still in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. A single systems integrator, Christie/AIX, has installed most of the digital cinema systems deployed to date in U.S. theatres. In response to movie studio requirements, Christie/AIX has required that the digital cinema equipment included in its installations provide particular capabilities, which our products do not currently satisfy. Consequently, we have not supplied digital cinema systems to Christie/AIX, and at least one competitor has a significantly greater installed base of its competing digital cinema products than we do due to its participation in Christie/AIX’s deployments. Our inability to deploy our digital cinema products in significant numbers in the early stages of the transition to digital cinema could limit our eventual share of the digital cinema product market.

A number of competitors offer competing products for digital cinema, some of which are priced lower than our products. We expect that as the market for digital cinema grows we will face more competitive pricing pressures than we have traditionally experienced for cinema products. As a result, we may have to implement pricing strategies which could have an adverse impact on our product sales gross margins in the future.

Furthermore, if the market for digital cinema develops more slowly than we anticipate or if we do not identify opportunities and successfully execute our initiatives to participate in the emerging digital cinema market, our significant investment in digital cinema technology may not yield the returns we anticipate and our business could be adversely affected.

In an effort to encourage the motion picture industry to increase the pace of conversion to digital cinema, we entered into a collaboration agreement with Walt Disney Pictures and Television in the third quarter of fiscal 2005 under which we deployed digital cinema systems in selected theatres throughout the U.S. We funded the majority of the equipment and installation costs related to this deployment, resulting in a total expense of approximately $8.6 million to cost of product sales and cost of production services, of which the majority was recorded in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006.

In recent years, our products and services segment has grown more slowly than our technology licensing segment. In addition, the profit margin for our products and services segment has been lower than our technology licensing segment and is expected to remain so. Future initiatives associated with digital cinema in this competitive market may adversely affect our gross margin.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is both important to a company’s financial condition and results of operations and it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this Annual Report on Form 10-K. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

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

Revenue Recognition

We evaluate revenue recognition for transactions to sell products and services and to license technology, trademarks and know-how using the criteria set forth by the SEC in Staff Accounting Bulletin 104, Revenue Recognition (SAB 104). For revenue transactions that involve software or software-related products, such as certain fees we earn from integrated software vendors (ISVs) and certain other licensees, we recognize revenue under the guidance established by Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2).

Both SAB 104 and SOP 97-2 state that revenue is recognized when each of the following criteria is met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Licensing.    Our licensing revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights, including patents, trademarks and know-how. Royalties are recognized when all revenue recognition criteria have been met. We make judgments as to whether collectibility can be reasonably assured based on the licensee’s recent payment history or the existence of a standby letter-of-credit between the licensee’s financial institution and our financial institution. In the absence of a favorable collection history or a letter-of-credit, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met.

We generate the majority of our licensing revenue through our licensing contracts with original equipment manufacturers (system licensees) and independent software vendors. Our revenue recognition policies for each of these arrangements are summarized below.

Licensing to system licensees.    We license our technologies to system licensees who manufacture consumer electronic devices and, in return, the system licensee pays us a royalty for each unit shipped that incorporates our technologies. Royalties from system licensees are generally recognized upon receipt of a royalty report from the licensee and when all other revenue recognition criteria have been met.

Licensing to independent software vendors.    We license our technologies for resale to independent software vendors and, in return, the software vendor pays us a royalty for each unit of software distributed that incorporates our technologies. Royalties from independent software vendors are generally recognized upon receipt of a royalty report from the licensee and when all other revenue recognition criteria have been met.

Product Sales and Production Services.    Our revenue from the sale of products is recognized when the risk of ownership has transferred to our customer as provided under the terms of the governing purchase agreement, typically the invoice we deliver to the customer, and all the other revenue recognition criteria have been met. Generally, these purchase agreements provide that the risk of ownership is transferred to the customer when the product is shipped. Production services revenue is recognized as the services related to a given project are completed and all other revenue recognition criteria have been met.

Multiple-Element Arrangements.    We enter into arrangements that include multiple elements such as hardware, software, maintenance and other services. Revenue from these arrangements is allocated based on the fair value of each element. The allocated revenue for each element is recognized when all revenue recognition criteria for that element has been met. If we cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, we defer revenue until all elements are delivered and/or services have been performed, or until we can objectively determine the fair value of all remaining undelivered elements.

Allowance for Doubtful Accounts

We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, thereby reducing the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for doubtful accounts based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated statements of operations and our financial condition. Our allowance for doubtful accounts totaled $1.7 million at September 29, 2006. An incremental change of 1% in our allowance for doubtful accounts as a percentage of trade accounts receivables would have a $0.2 million increase or decrease in our operating results.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. The fair value of each of our reporting units is determined by using a discounted cash-flow model which considers a number of factors, including estimated future cash-flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimation of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. Our fiscal 2006 impairment test of goodwill, which was performed in the third fiscal quarter, resulted in no impairment charge. Fluctuations in our fair value, which may result from changes in economic conditions, our results of operations and other factors, relative to the carrying value, could result in impairment charges in future periods.

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

During fiscal 2006, more than 50% of the value of our stock was held by Ray Dolby and stockholders considered affiliated with him pursuant to the stock ownership attribution rules applicable to personal holding companies. We expect this will continue to be the case in the foreseeable future. In addition, a significant portion of our income is from licensing fees, which may constitute personal holding company income. Currently, however, less than 60% of Dolby Laboratories’ adjusted ordinary gross income is personal holding company income. Given our current sources of revenue, we believe that neither we nor any of our subsidiaries is currently liable for personal holding company tax.

Stock-Based Compensation

On October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R) using the modified prospective application transition method. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. Previously, we had applied the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). In fiscal 2006, we recorded stock-based compensation expense of $19.1 million under the fair-value provisions of SFAS 123R, compared to $14.2 million in fiscal 2005 and $6.8 million in fiscal 2004 under the provisions of APB 25 and related interpretations. In addition, the deferred compensation balance of $26.4 million related to stock-based awards accounted for under APB 25 as of September 30, 2005 was eliminated and there was a corresponding reduction in additional paid-in capital.

To determine the expected term of our employee stock options granted in fiscal 2006 we utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). This approach resulted in a weighted-average expected term of 6.23 years for options granted during fiscal 2006 based on an expected term of 6.25 years for options that vest over four years and 6.00 years for options that vest over three years. To determine the risk-free interest rate we utilized an average interest rate based on U.S. Treasury instruments whose term was consistent with the expected term of our awards. To determine the expected stock price volatility we first examined the historical volatilities for our common stock and those of our peers. In addition, we considered the implied volatilities of our publicly-traded options and those publicly-traded options of our peers with similar terms to those of our employee stock options. We then utilized a weighted-average of historical and implied volatility to determine our expected stock price volatility. See Note 3 “Stockholders’ Equity and Stock-Based Compensation” for further discussion.

Results of Operations

Fiscal Years Ended September 24, 2004, September 30, 2005 and September 29, 2006

The following table presents our audited actual and pro forma unaudited operating results as a percentage of total revenue for the periods indicated. For an explanation of our pro forma unaudited financial results, please refer to Item 6 “Selected Financial Data—Pro Forma Presentation” above.

	Actual			Pro Forma
	Fiscal Year Ended			Fiscal Year Ended
	Sep 24, 2004	Sep 30, 2005	Sep 29, 2006	Sep 24, 2004	Sep 30, 2005	Sep 29, 2006
				(unaudited)
Consolidated Statements of Operations Data:
Revenue:
Licensing	73%	75%	77%	73%	75%	77%
Product sales	20	18	17	20	18	17
Production services	7	7	6	7	7	6

Total revenue	100	100	100	100	100	100

Cost of revenue:
Cost of licensing	19	12	7	7	7	7
Cost of product sales (1)	10	9	9	9	9	9
Cost of production services (1)	3	3	3	3	3	3

Total cost of revenue	32	24	19	19	19	19

Gross margin	68	76	81	81	81	81

Operating expenses:
Selling, general and administrative (1)	37	41	40	37	41	40
Research and development (1)	8	10	9	8	10	9
In-process research and development	1	—	—	1	—	—
Gain on settlements	(1)	(1)	(1)	(1)	(1)	(1)

Total operating expenses	45	50	48	45	50	48

Operating income	23	26	33	36	31	33
Other income, net	0	2	4	0	2	4

Income before provision for income taxes and controlling interest	23	28	37	36	33	37
Provision for income taxes	9	12	14	14	14	14

Income before controlling interest	14	16	23	22	19	23
Controlling interest in net income, net of tax	0	0	0	0	0	0

Net income	14%	16%	23%	22%	19%	23%

__________
(1) Stock-based compensation included above was as follows:

Cost of product sales	0%	0%	0%	0%	0%	0%
Cost of production services	0	0	0	0	0	0
Selling, general and administrative	2	3	4	2	3	4
Research and development	0	1	1	0	1	1

Total stock-based compensation	2%	4%	5%	2%	4%	5%

Fiscal Years Ended September 30, 2005 and September 29, 2006

Revenue

	Fiscal Year Ended		Change
	September 30, 2005	September 29, 2006	$	%
	($ in thousands)
Revenue:
Licensing	$246,298	$301,663	$55,365	22%
Percentage of total revenue	75%	77%
Product sales	60,021	65,413	5,392	9%
Percentage of total revenue	18%	17%
Production services	21,648	24,466	2,818	13%
Percentage of total revenue	7%	6%

Total revenue	$327,967	$391,542	$63,575	19%

Licensing.    The $55.4 million, or 22%, increase in licensing revenue from fiscal 2005 to fiscal 2006 was primarily driven by increases in revenues from the consumer electronics, personal computer and broadcast markets, and to a lesser extent, our gaming and automotive markets. The increase in the consumer electronics market was primarily driven by strength in sales of traditional DVD players, which we attributed primarily to a particularly strong holiday season. The increase in the PC market was driven by growth in sales of personal computer software DVD players and, to a lesser extent, DVD authoring applications. The increase in the broadcast market was driven by sales of digital televisions and set-top boxes that incorporate our technologies. The gaming and automotive markets were driven by sales of video game consoles and in-car entertainment systems that incorporate our technologies.

Product Sales.    The $5.4 million, or 9%, increase in our revenue from product sales from fiscal 2005 to fiscal 2006 was primarily due to increased sales of our broadcast products and, to a lesser extent, our cinema products. Sales of broadcast products have benefited from world-wide demand to broadcast content in Dolby Digital 5.1 surround sound. Sales of cinema products increased primarily due to an increase in new theatre construction.

Production Services.    The $2.8 million, or 13%, increase in production services revenue from fiscal 2005 to fiscal 2006 was primarily attributable to an increase in digital cinema mastering and original film services, as well as services to encrypt films for awards group presentations.

Gross Margin

	Actual		Pro Forma
	Fiscal Year Ended		Fiscal Year Ended
	September 30, 2005	September 29, 2006	September 30, 2005	September 29, 2006
			(unaudited)
Gross Margin:
Licensing gross margin percentage	84%	91%	91%	91%
Product sales gross margin percentage	48%	41%	50%	41%
Production services gross margin percentage	61%	56%	61%	56%

Total gross margin percentage	76%	81%	81%	81%

Licensing Gross Margin.    We license to our customers intellectual property that may be internally developed, acquired by us or licensed from other parties. Our cost of licensing consists principally of royalty obligations to third parties for the licensing of intellectual property rights that we sublicense as part of our licensing arrangements with our customers. Our cost of licensing also includes amortization expenses associated with purchased intangible assets. Prior to February 16, 2005, our cost of licensing also included royalty obligations to Ray Dolby. On February 16, 2005, Ray Dolby contributed to us all rights in the intellectual property related to our business that he and his affiliates held. In connection with the asset contribution, our previous licensing arrangements with Ray Dolby terminated, and we have no further obligation to pay royalties to Ray Dolby. The increase in licensing gross margin from fiscal 2005 to fiscal 2006 was due primarily to the elimination of royalty obligations due to Ray Dolby for fiscal 2006 as a result of the February 2005 contribution of his intellectual property rights, compared to $17.4 million of royalty obligations due to Ray Dolby for fiscal 2005.

Cost of licensing includes approximately $10 million in royalty expenses from the third and fourth quarters of fiscal 2006 that are accrued as of September 29, 2006 under a patent license agreement with an unrelated third party licensor. In the third quarter of fiscal 2006 we evaluated whether the payment of royalties using the methodology under which we have historically calculated royalties would constitute an overpayment. Subsequently, we notified the licensor that we no longer intend to pay royalties under the historic methodology. We paid the licensor under the new methodology for the third and fourth quarters of fiscal 2006. As of December 12, 2006, we had not received a response from the licensor.

There were no pro forma adjustments to licensing gross margin during fiscal 2006. Our pro forma licensing gross margin for fiscal 2005 excludes $17.4 million of expenses we recorded for licensing royalty obligations to Ray Dolby.

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

The decrease in product sales gross margin percentage from fiscal 2005 to fiscal 2006 is primarily due to $6.4 million in charges recorded to cost of product sales in fiscal 2006, compared to $1.3 million in fiscal 2005, in connection with our digital cinema collaboration with Walt Disney Pictures and Television discussed above in our management discussion and analysis of our product and production services segment. This decrease in product sales gross margin percentage was slightly offset by the elimination of royalty obligations due to Ray Dolby for fiscal 2006, compared to $1.3 million of royalty obligations due to Ray Dolby for fiscal 2005.

There were no pro forma adjustments to product sales gross margin for fiscal 2006. Pro forma product sales gross margin for fiscal 2005 excludes $1.3 million of expenses we recorded for royalty payments we made to Ray Dolby. The decrease in pro forma product sales gross margin percentage was primarily due to the charge recorded for the digital cinema collaboration discussed above.

Production Services Gross Margin.    Cost of production services consists primarily of the payroll and benefits costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. Cost of production services for fiscal 2006 includes $0.8 million in charges related to the digital cinema collaboration with Walt Disney Pictures and Television discussed above, compared to $0.1 million in fiscal 2005. The decrease in production services gross margin percentage from fiscal 2005 to fiscal 2006 was primarily due to this charge. Pro forma production services gross margin was not affected by royalty obligations to Ray Dolby.

Operating Expenses

	Fiscal Year Ended		Change
	September 30, 2005	September 29, 2006	$	%
	($ in thousands)
Operating expenses:
Selling, general and administrative	$135,155	$154,165	$19,010	14%
Percentage of total revenue	41%	40%
Research and development	30,532	35,377	4,845	16%
Percentage of total revenue	10%	9%
Gain on settlements	(2,000)	(3,625)	(1,625)	81%
Percentage of total revenue	(1)%	(1)%

Total operating expenses	$163,687	$185,917	$22,230	14%

Selling, General and Administrative.    Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, professional service fees and facility costs for our sales, marketing and administrative functions.

The $19.0 million, or 14%, increase in selling, general and administrative expense from fiscal 2005 to fiscal 2006 was primarily due to a $15.3 million increase in personnel expenses, as well as a $4.9 million increase in professional and consulting expenses. The increase in personnel expenses includes a $3.2 million increase in stock-based compensation expense due to the adoption of SFAS 123R in fiscal 2006 and $11.8 million in higher compensation and benefits expense due to an increase in headcount from 476 employees to 495 employees, annual pay increases and an increase in bonus expense. The increase in professional and consulting expense was due primarily to increased audit and accounting services and consulting expenses incurred to comply with the Sarbanes-Oxley Act, and to a lesser extent, legal fees and information technology support costs. These increases were partially offset by a decrease of approximately $3.2 million in promotional expenses from fiscal 2005 to fiscal 2006. In fiscal 2005 promotional expenses included approximately $3.2 million related to a promotion in which we provided Cinea secure DVD players to members of certain awards organizations.

Research and Development.    Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The $4.8 million, or 16%, increase in research and development expense from fiscal 2005 to fiscal 2006 was primarily the result of a $3.8 million increase in personnel expenses due to a growth in headcount from 169 employees to 188 employees, annual pay increases and an increase in bonus expense, as well as increased stock-based compensation expense due to the adoption of SFAS 123R in fiscal 2006.

Gain on Settlements.    Gain on settlements includes penalties related to the resolution of disputes with implementation licensees from which we typically do not earn royalties. Amounts attributable to the resolution of royalty disputes from licensees that specifically represent unpaid royalties are recorded as licensing revenue in the period payment is received, if all other revenue recognition criteria have been met. In fiscal 2006, we recognized $3.6 million in connection with the resolution of a dispute with an implementation licensee regarding the violation of the terms of its licensing agreements with us. In fiscal 2005, we recognized $2.0 million in connection with the resolution of disputes with two of our implementation licensees regarding similar violations of the terms of their licensing agreements with us.

Other Income, Net

	Fiscal Year Ended		Change
	September 30, 2005	September 29, 2006	$	%
	($ in thousands)
Other income, net	$7,156	$17,054	$9,898	138%

Other income, net, primarily consists of interest income earned on cash, cash equivalent and investment balances, offset by interest expense principally attributable to the outstanding balances on our facility debt obligations. Also included are gains and losses on interest rate swap agreements associated with our facility debt obligations and gains or losses from remeasurement of balances recorded on our foreign entities’ balance sheets in currencies other than the entities’ functional currency. In fiscal 2006 we began to invest in United States government agency securities and municipal debt securities with original maturities of greater than 90 days in order to earn a better rate of return. These investments have maximum maturities of three years and are recorded at fair value on the consolidated balance sheet. The $9.9 million increase in other income, net from fiscal 2005 to fiscal 2006 was primarily due to an increase in interest income of $11.8 million generated as a result of larger cash, cash equivalents and investments balances driven by proceeds from our initial public offering in the second quarter of fiscal 2005 and, to a lesser extent, cash generated from operations. Interest income also increased as a result of higher yields driven by higher interest rates. A loss on foreign balance sheet remeasurement in fiscal 2006 of $0.5 million, compared to a gain of $1.2 million in fiscal 2005, partially offset the increase in interest income.

Income Taxes

	Actual Fiscal Year Ended		Pro Forma Fiscal Year Ended
	September 30, 2005	September 29, 2006	September 30, 2005	September 29, 2006
			(unaudited)
	($ in thousands)
Income taxes:
Provision for income taxes	$37,330	$55,833	$44,917	$55,833
Effective tax rate	41%	38%	41%	38%

Our effective tax rate in fiscal 2006 was lower than in fiscal 2005 primarily due to income from a foreign subsidiary in fiscal 2006 compared to a loss from a foreign subsidiary in fiscal 2005 that was not deductible for tax purposes, a decrease in non-deductible stock-based compensation expense related to incentive stock options, as well as tax-exempt interest income from investments. There were no pro forma adjustments to our provision for income taxes or our effective tax rate for fiscal 2006. Our pro forma provision for income taxes and pro forma effective tax rate for fiscal 2005 reflect the increase in operating income due to the exclusion of $18.7 million in royalty expense obligations to Ray Dolby.

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

Licensing.    The $34.9 million, or 17%, increase in licensing revenue from fiscal 2004 to fiscal 2005 resulted from increased sales by our licensees of their products that incorporate our technologies. The growth was driven by increases in revenues from the PC, automotive, broadcast and gaming markets. The increase in the PC market was driven by growth in sales of personal computer software DVD players. The automotive, broadcast and gaming markets were driven by sales of in-car entertainment systems, set-top boxes, digital televisions and video game consoles that incorporate our technologies. In addition, revenues generated by licensing services, increased due to strong growth in the use of AAC audio in personal music devices. These increases were offset by a decline in the revenue growth rate from our consumer electronics market primarily due to a maturation of the sale of traditional DVD players.

Product Sales.    The $2.0 million, or 4%, increase in our revenue from product sales from fiscal 2004 to fiscal 2005 was principally attributable to an increase in sales of our broadcast products primarily due to increased efforts on the part of domestic and European local television stations, cable networks and satellite broadcasters to broadcast in Dolby Digital 5.1 surround sound. This was offset by a slight decrease in sales of our cinema products primarily driven by decreased box office receipts when compared with 2004.

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

Licensing Gross Margin.    The increase in licensing gross margin percentage from the fiscal 2004 to fiscal 2005 was due primarily to a decrease in royalty obligations to Ray Dolby as a result of the February 2005 contribution of his intellectual property rights. Our pro forma licensing gross margin for fiscal 2004 and 2005 excludes $33.8 million and $17.4 million, respectively, of expenses we recorded for licensing royalty obligations to Ray Dolby.

Product Sales Gross Margin.    Product sales gross margin percentage was flat from fiscal 2004 to fiscal 2005 due to the elimination of royalty obligations to Ray Dolby of $1.3 million, offset by a $1.3 million charge recorded to cost of product sales in fiscal 2005 in connection with our digital cinema collaboration with Walt Disney Pictures and Television discussed above in our management discussion and analysis of our product and production services segment. Pro forma product sales gross margin for fiscal 2004 and fiscal 2005 excludes $3.1 million and $1.3 million, respectively, of expenses we recorded for royalty payments we made to Ray Dolby. The decrease in pro forma margin was primarily due to the charge recorded for the digital cinema collaboration discussed above.

Production Services Gross Margin.    Production services gross margins were flat from fiscal 2004 to fiscal 2005.

Operating Expenses

	Fiscal Year Ended		Change
	September 24, 2004	September 30, 2005	$	%
	($ in thousands)
Operating expenses:
Selling, general and administrative	$106,456	$135,155	$28,699	27%
Percentage of total revenue	37%	41%
Research and development	23,479	30,532	7,053	30%
Percentage of total revenue	8%	10%
In-process research and development	1,738	—	(1,738)	na
Percentage of total revenue	1%	—
Gain on settlements	(2,000)	(2,000)	—	—
Percentage of total revenue	(1)%	(1)%

Total operating expenses	$129,673	$163,687	$34,014	26%

Selling, General and Administrative.    The $28.7 million, or 27%, increase in selling, general and administrative expense from fiscal 2004 to fiscal 2005 was principally due to a $7.4 million increase in marketing expenses, particularly promotional expenses of approximately $3.2 million associated with providing Cinea secure DVD players to members of certain awards organizations, a $5.9 million increase in stock-based compensation expense, which includes a $2.3 million charge related to an acceleration of vesting terms for a long-term employee at retirement, a $6.4 million increase in compensation and benefits costs due to a growth in headcount and annual pay rates coupled with a $1.9 million rise in occupancy costs to accommodate our headcount growth. In addition, we incurred a $2.1 million increase in professional and consulting expenses related primarily to intellectual property rights enforcement activities, information technology support costs, legal fees including those associated with employee benefit matters, internal audit expenses and insurance costs. The remaining increase was attributable to a growth in depreciation, travel, entertainment, system and communication expenses.

Research and Development.    The $7.1 million, or 30%, increase in research and development expense from fiscal 2004 to fiscal 2005 was primarily the result of a $3.7 million increase in compensation and benefits costs due to a growth in headcount and annual pay rates, a $1.3 million increase in stock-based compensation expense and a $1.3 million increase in costs to support current projects.

In-process Research and Development.    In fiscal 2004, we recorded a $1.7 million charge related to purchased in-process research and development that had no alternative uses and had not reached technological feasibility. No such charges were incurred in fiscal 2005.

Gain on Settlements.    In the first quarter of fiscal 2005, we recognized $2.0 million in connection with the settlement of disputes with two of our implementation licensees regarding violation of the terms of their licensing agreements with us. In the third quarter of fiscal 2004 we recognized $2.0 million in connection with the settlement of a dispute with another of our implementation licensees.

Other Income, Net

	Fiscal Year Ended		Change
	September 24, 2004	September 30, 2005	$	%
	($ in thousands)
Other income, net	$229	$7,156	$6,927	3,025%

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

Our effective tax rate in fiscal 2005 was higher than in fiscal 2004 primarily due to the impact of stock-based compensation expense, which is generally non-deductible, as well as non-deductible losses from foreign subsidiaries. The effect of stock-based compensation expense on our effective tax rate for fiscal 2005 was 4% on an actual basis and 3% on a pro forma basis. The effect of stock-based compensation expense, on our effective tax rate for fiscal 2004 was 3%, on an actual basis and 2% on a pro forma basis. Our pro forma provision for income taxes and pro forma effective tax rate for fiscal 2004 and 2005 reflect the increase in operating income due to the exclusion of $36.9 million and $18.7 million, respectively, in royalty expense obligations to Ray Dolby.

Selected Quarterly Financial Data

You should read the following tables presenting our unaudited quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. We have prepared this unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full fiscal year.

	Fiscal Quarter Ended
	December 31, 2004	April 1, 2005	July 1, 2005	September 30, 2005	December 30, 2005	March 31, 2006	June 30, 2006	September 29, 2006
	(unaudited)
	(in thousands, except per share amounts)
Revenue:
Licensing	$62,191	$64,717	$60,775	$58,615	$68,982	$83,183	$69,138	$80,360
Product sales	16,487	14,807	13,486	15,241	16,004	15,708	18,862	14,839
Production services & other	5,585	5,577	5,418	5,068	6,039	5,833	5,650	6,944

Total revenue	84,263	85,101	79,679	78,924	91,025	104,724	93,650	102,143

Cost of revenue	26,976	23,715	14,156	15,371	22,171	16,398	18,884	18,589

Gross margin	57,287	61,386	65,523	63,553	68,854	88,326	74,766	83,554

Income before taxes and controlling interest	18,428	18,787	27,328	26,675	28,074	45,973	31,201	41,389

Net income	$10,377	$10,330	$14,778	$16,808	$17,269	$27,979	$19,084	$25,217

Earnings per share
Basic	$0.12	$0.11	$0.14	$0.16	$0.17	$0.27	$0.18	$0.24
Diluted	$0.11	$0.10	$0.13	$0.15	$0.16	$0.25	$0.17	$0.22

Basic shares outstanding	86,788	94,806	103,410	103,655	104,295	105,254	106,238	106,964
Diluted shares outstanding	97,819	105,544	112,750	110,499	110,190	111,387	111,983	112,150

Quarterly Pro Forma Financial Data

The selected quarterly pro forma financial data set forth below gives effect to the asset contribution made by Ray Dolby, as though such transactions had been completed prior to the beginning of fiscal 2005. For further explanation of our pro forma unaudited financial results, please refer to Item 6 “Selected Financial Data—Pro Forma Presentation” above.

The results of giving effect to the asset contribution as though that transaction had occurred prior to the beginning of fiscal 2005 are adjustments to our consolidated results of operations to reverse the effects of $11.1 million and $7.7 million in royalties payable to Ray Dolby that we recorded to cost of revenue in the first and second quarters of fiscal 2005, respectively. There were no royalties payable to Ray Dolby recorded after February 16, 2005, and therefore, no effects to our consolidated results of operations in the third and fourth quarter of fiscal 2005, and for the full fiscal year of fiscal 2006.

	Fiscal Quarter Ended
	December 31, 2004 (1)	April 1, 2005 (2)	July 1, 2005	September 30, 2005	December 30, 2005	March 31, 2006	June 30, 2006	September 29, 2006
	(unaudited)
	(in thousands, except per share amounts)
Revenue:
Licensing	$62,191	$64,717	$60,775	$58,615	$68,982	$83,183	$69,138	$80,360
Product sales	16,487	14,807	13,486	15,241	16,004	15,708	18,862	14,839
Production services & other	5,585	5,577	5,418	5,068	6,039	5,833	5,650	6,944

Total revenue	84,263	85,101	79,679	78,924	91,025	104,724	93,650	102,143

Cost of revenue (1,2)	15,923	16,058	14,156	15,371	22,171	16,398	18,884	18,589

Gross margin	68,340	69,043	65,523	63,553	68,854	88,326	74,766	83,554

Income before taxes and controlling interest	29,481	26,444	27,328	26,675	28,074	45,973	31,201	41,389

Net income	$16,913	$14,917	$14,778	$16,808	$17,269	$27,979	$19,084	$25,217

Earnings per share
Basic	$0.19	$0.16	$0.14	$0.16	$0.17	$0.27	$0.18	$0.24
Diluted	$0.17	$0.14	$0.13	$0.15	$0.16	$0.25	$0.17	$0.22

Basic shares outstanding	86,788	94,806	103,410	103,655	104,295	105,254	106,238	106,964
Diluted shares outstanding	97,819	105,544	112,750	110,499	110,190	111,387	111,983	112,150

(1)	Fiscal quarter ended December 31, 2004 excludes $11.1 million ($6.5 million, net of tax) in royalties payable to Ray Dolby.
(2)	Fiscal quarter ended April 1, 2005 excludes $7.7 million ($4.6 million, net of tax) in royalties payable to Ray Dolby.

Liquidity, Capital Resources and Financial Condition

The following table presents selected financial information for the fiscal years ended on the dates indicated:

	September 30, 2005	September 29, 2006
	(in thousands)
Cash and cash equivalents	$372,403	$412,487
Short-term investments	—	73,212
Long-term investments	—	32,909
Accounts receivable, net	25,221	23,550
Accounts payable and accrued liabilities	65,126	79,336
Working capital (a)	381,394	479,778

Operating cash flow (fiscal year-to-date)	80,422	132,502
Capital expenditures (fiscal year-to-date) (b)	14,734	8,039
Cash used in investing activities (fiscal year-to-date)	31,077	114,448
Cash provided by financing activities (fiscal year-to-date)	244,714	20,202

(a)	Working capital consists of total current assets less total current liabilities.
(b)	Capital expenditures primarily consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements and production and test equipment.

As of September 29, 2006, we had cash, cash equivalents and investments of $518.6 million, of which $412.5 million was cash and cash equivalents and $106.1 million was short-term and long-term investments, an increase of $146.2 million over the balance of $372.4 million at September 30, 2005. The change was primarily due to cash generated from operating activities of $132.5 million, which was primarily driven by net income of $89.5 million and non-cash expenses of $32.0 million related to stock-based compensation expense and depreciation and amortization for fiscal 2006. In addition, cash held by our licensing administration subsidiary, Via Licensing, on behalf of patent pool members that had been collected from licensees but had not yet been paid out to patent pool members increased by $14.6 million. These items were partially offset by $13.8 million in excess tax benefits from the exercise of stock options which are reflected in financing activities, and other changes in assets and liabilities.

We believe that our cash, cash equivalents and potential cash flow from operations will be sufficient to satisfy our cash requirements through at least the next 12 months.

Cash used in investing activities was $114.4 million for fiscal 2006 compared to $31.1 million for fiscal 2005. Cash used in investing activities for fiscal 2006 was primarily driven by purchases of available-for-sale securities of $105.4 million, net of sales. In the third quarter of fiscal 2006 we began to invest in United States government agency securities and municipal debt securities with original maturities greater than 90 days in order to earn a better rate of return. These investments have maximum maturities of three years and are recorded at fair value on the consolidated balance sheet. Cash used in investing activities for fiscal 2005 included an $11.0 million payment for an exclusive irrevocable right to sublicense a third party’s technology to our customers and $14.7 million in capital expenditures. Capital expenditures decreased $6.7 million from the fiscal 2005 to fiscal 2006 primarily due to the completion of leasehold improvements that occurred in fiscal 2005.

Cash provided by financing activities was $20.2 million for fiscal 2006. Cash provided by financing activities decreased $224.5 million from fiscal 2005 to fiscal 2006 primarily due to $242.5 million in net proceeds generated from the issuance of Class A common stock in our initial public offering in February, 2005. This decrease was partially offset by excess tax benefits from the exercise of stock options and cash received from the exercise of stock options and the issuance of common stock related to our Employee Stock Purchase Plan.

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

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of September 29, 2006.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Litigation settlement	$3,000	$6,000	$6,000	$—	$15,000
Mortgages	1,441	3,126	3,480	4,287	12,334
Operating leases	3,360	5,164	4,804	7,595	20,923

Total	$7,801	$14,290	$14,284	$11,882	$48,257

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS 158). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. SFAS 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. We do not expect the adoption of SFAS 158 to have a material effect on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for periods beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how to evaluate the materiality of uncorrected misstatement in the current year financial statements using both an income statement approach (the rollover approach) and a balance sheet approach (the iron curtain approach). The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement while the iron curtain approach quantifies a misstatement based on the effects of correcting the cumulative misstatement existing in the balance sheet at the end of the current year. SAB 108 is effective for periods beginning after November 15, 2006. We do not expect the adoption of SAB 108 to have a material effect on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

In June 2006, the FASB ratified Emerging Issues Task Force Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. We do not expect the adoption of EITF 06-3 to have a material effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments.    As of September 29, 2006, we had cash and cash equivalents of $412.5 million, which consisted of cash, highly liquid money market funds and United States government agency securities with original maturities of three months or less. In addition, we had short-term and long-term investments of $106.1 million, which consisted primarily of United States government agency securities and municipal debt with original maturities greater than 90 days. Many of these investments are subject to fluctuations in interest rates, which could impact our results. At September 29, 2006 the average investment maturity of our investment portfolio was three months or less. Based on our investment portfolio balance as of September 29, 2006, a hypothetical change in interest rates of 1% would have approximately a $0.7 million impact, and a change of 0.5% would have approximately a $0.4 million impact on the carrying value of our portfolio. Furthermore, a hypothetical change in interest rates of 1% would have approximately a $3.8 million impact, and a change of 0.5% would have approximately a $1.9 million impact on interest income over a one-year period.

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

Foreign Currency Exchange Risk

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom. Consequently, we have exposure to adverse changes in exchange rates associated with our foreign business operations. While nearly all of our revenue is derived from transactions denominated in United States dollars, nearly all of our costs from our foreign operations are derived from transactions denominated in the functional currency of that foreign location. As a result, our operating income is subject to exposure from changes in exchange rates. For example, the average exchange rate for fiscal 2006 of the British pound sterling to the United States dollar was approximately 1.8 United States dollars for one British pound sterling. We estimate that if the average exchange rate for the British pound sterling had been 10% higher or lower, it would have had an impact of approximately a $2.8 million on our operating income during fiscal 2006. In addition, we are in the process of expanding out foreign operations, specifically in Asia, which could increase our exposure to changes in foreign currency exchange rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dolby Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries as of September 29, 2006 and September 30, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows, for each of the years in the three-year period ended September 29, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolby Laboratories, Inc. and subsidiaries as of September 29, 2006 and September 30, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 29, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dolby Laboratories, Inc. internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

December 12, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dolby Laboratories, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Dolby Laboratories, Inc. maintained effective internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dolby Laboratories, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Dolby Laboratories, Inc. maintained effective internal control over financial reporting as of September 29, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Dolby Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries as of September 29, 2006 and September 30, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 29, 2006, and our report dated December 12, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

December 12, 2006

DOLBY LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2005	September 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$372,403	$412,487
Short-term investments	—	73,212
Restricted cash	205	210
Accounts receivable, net of allowances of $2,030 at September 30, 2005 and $1,724 at September 29, 2006	25,221	23,550
Inventories	11,722	11,104
Income tax receivable	8,021	1,371
Deferred income taxes	31,183	44,568
Prepaid expenses and other current assets	5,433	6,130

Total current assets	454,188	572,632
Property, plant and equipment, net	76,462	76,995
Intangible assets, net	17,184	14,954
Goodwill	23,865	23,188
Long-term investments	—	32,909
Long-term deferred income taxes	6,781	11,100
Other non-current assets	7,797	7,510

Total assets	$586,277	$739,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,539	$4,581
Accrued compensation and benefits	18,374	23,241
Accrued royalties	4,762	11,054
Other accrued liabilities	35,451	40,460
Income taxes payable	3,054	5,719
Current portion of debt	1,346	1,441
Deferred revenue	3,268	6,358

Total current liabilities	72,794	92,854
Long-term debt	12,124	10,893
Other non-current liabilities	21,956	21,342

Total liabilities	106,874	125,089
Controlling interest	18,264	19,911
Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: 33,118,490 shares issued and outstanding at September 30, 2005 and 37,576,281 at September 29, 2006	33	37
Class B common stock, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 70,790,210 shares issued and outstanding at September 30, 2005 and 69,684,855 at September 29, 2006	71	70
Additional paid-in capital	308,354	323,449
Deferred stock-based compensation	(26,422)	—
Retained earnings	177,369	266,918
Accumulated other comprehensive income	1,734	3,814

Total stockholders’ equity	461,139	594,288

Total liabilities and stockholders’ equity	$586,277	$739,288

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended
	September 24, 2004	September 30, 2005	September 29, 2006
Revenue:
Licensing	$211,395	$246,298	$301,663
Product sales	57,981	60,021	65,413
Production services	19,665	21,648	24,466

Total revenue	289,041	327,967	391,542

Cost of revenue:
Cost of licensing	53,838	40,558	26,887
Cost of product sales (1)	30,043	31,181	38,487
Cost of production services (1)	7,624	8,479	10,668

Total cost of revenue	91,505	80,218	76,042

Gross margin	197,536	247,749	315,500

Operating expenses:
Selling, general and administrative (1)	106,456	135,155	154,165
Research and development (1)	23,479	30,532	35,377
In-process research and development	1,738	—	—
Gain on settlements	(2,000)	(2,000)	(3,625)

Total operating expenses	129,673	163,687	185,917

Operating income	67,863	84,062	129,583
Interest income	1,436	6,961	18,729
Interest expense	(2,348)	(1,852)	(1,770)
Other income, net	1,141	2,047	95

Income before provision for income taxes and controlling interest	68,092	91,218	146,637
Provision for income taxes	27,321	37,330	55,833

Income before controlling interest	40,771	53,888	90,804
Controlling interest in net income, net of tax	(929)	(1,595)	(1,255)

Net income	$39,842	$52,293	$89,549

Basic net income per share	$0.47	$0.54	$0.85
Diluted net income per share	$0.43	$0.50	$0.80
Weighted-average shares outstanding (basic)	85,556	96,969	105,688
Weighted-average shares outstanding (diluted)	92,783	104,220	111,658

Expense for royalties payable to related party	$36,857	$18,710	$—
Expense for rent payable to related party	3,492	3,492	1,788
(1) Stock-based compensation included above was as follows:

Cost of product sales	$104	$222	$800
Cost of production services	36	103	513
Selling, general and administrative	5,843	11,709	15,087
Research and development	810	2,150	2,738

Total stock-based compensation	$6,793	$14,184	$19,138

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands)

	Shares of Class A common stock	Class A common stock	Shares of Class B common stock	Class B common stock	Additional paid-in capital	Deferred stock-based compensation	Retained earnings	Accumulated other comprehensive income	Total	Comprehensive income
Balance at September 26, 2003	—	$—	85,006	$85	$6,993	$—	$85,234	$1,463	$93,775	$32,038

Net income	—	—	—	—	—	—	39,842	—	39,842	39,842
Translation adjustments, net of taxes of $713	—	—	—	—	—	—	—	1,698	1,698	1,698
Deferred stock-based compensation related to Class B stock option grants	—	—	—	—	38,404	(38,404)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	4,676	—	—	4,676	—
Issuance of Class B common stock	—	—	572	1	2,116	—	—	—	2,117	—
Exercise of Class B stock options	—	—	1,084	1	1,362	—	—	—	1,363	—
Repurchase of Class B common stock	—	—	(114)	—	(144)	—	—	—	(144)	—

Balance at September 24, 2004	—	$—	86,548	$87	$48,731	$(33,728)	$125,076	$3,161	$143,327	$41,540

Net income	—	—	—	—	—	—	52,293	—	52,293	52,293
Translation adjustments, net of taxes of $992	—	—	—	—	—	—	—	(1,427)	(1,427)	(1,427)
Deferred stock-based compensation related to Class B stock option grants	—	—	—	—	5,499	(5,499)	—	—	—	—
Cancellation of Class B stock options	—	—	—	—	(1,365)	1,365	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	11,440	—	—	11,440	—
Other stock-based compensation expense	—	—	—	—	2,744	—	—	—	2,744	—
Issuance of Class A common stock	14,625	15	—	—	242,475	—	—	—	242,490	—
Transfer of Class B common stock to Class A common stock	18,494	18	(18,494)	(18)	—	—	—	—	—	—
Tax benefit from the exercise of Class B stock options	—	—	—	—	6,756	—	—	—	6,756	—
Exercise of Class B stock options	—	—	2,801	2	3,586	—	—	—	3,588	—
Repurchase of Class B common stock	—	—	(65)	—	(72)	—	—	—	(72)	—

Balance at September 30, 2005	33,119	$33	70,790	$71	$308,354	$(26,422)	$177,369	$1,734	$461,139	$50,866

Net income	—	—	—	—	—	—	89,549	—	89,549	89,549
Translation adjustments, net of taxes of $1,248	—	—	—	—	—	—	—	2,028	2,028	2,028
Unrealized gains on available-for-sale securities, net of taxes of $32	—	—	—	—	—	—	—	52	52	52
Deferred stock-based compensation related to Class B stock option grants	—	—	—	—	(26,422)	26,422	—	—	—	—
Stock-based compensation expense	—	—	—	—	18,966	—	—	—	18,966	—
Tax benefit from the exercise of Class A and Class B stock options	—	—	—	—	14,837	—	—	—	14,837	—
Issuance of Class A common stock from ESPP purchase	134	0	—	—	2,207	—	—	—	2,207	—
Transfer of Class B common stock to Class A common stock	4,317	4	(4,317)	(4)	—	—	—	—	—	—
Exercise of Class A stock options	6	0	—	—	112	—	—	—	112	—
Exercise of Class B stock options	—	—	3,212	3	5,395	—	—	—	5,398	—

Balance at September 29, 2006	37,576	$37	69,685	$70	$323,449	$—	$266,918	$3,814	$594,288	$91,629

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	September 24, 2004	September 30, 2005	September 29, 2006
Operating activities:
Net income	$39,842	$52,293	$89,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,517	11,348	12,862
Stock-based compensation expense	6,793	14,184	19,138
Excess tax benefit from the exercise of stock options	—	—	(13,845)
Tax benefit from the exercise of stock options	—	6,756	—
Provision for doubtful accounts	402	95	614
In-process research and development	1,738	—	—
Payment on litigation settlement	(3,000)	(3,000)	(3,000)
Deferred income taxes	(10,126)	(107)	(18,694)
Other non-cash items affecting net income	852	659	1,832
Changes in operating assets and liabilities:
Restricted cash	—	(205)	(5)
Accounts receivable	(5,921)	(5,132)	1,289
Inventories	(2,434)	(4,611)	(1,700)
Prepaid expenses and other current assets	(1,514)	(637)	(794)
Accounts payable and accrued liabilities	20,428	12,610	14,620
Accounts payable and accrued royalties due to related parties	(7,296)	(274)	—
Income taxes, net	(2,177)	(5,608)	25,129
Deferred revenues	(233)	1,731	5,703
Other non-current liabilities	987	320	(196)

Net cash provided by operating activities	46,858	80,422	132,502

Investing activities:
Purchases of property, plant and equipment	(12,522)	(14,734)	(8,039)
Purchases of available-for-sale securities	—	—	(221,065)
Sales of available-for-sale securities	—	—	115,700
Acquisitions, net of cash acquired	(18,440)	(4,589)	—
Purchase of intangible assets	—	(11,789)	—
Other	52	35	(1,044)

Net cash used in investing activities	(30,910)	(31,077)	(114,448)

Financing activities:
Payments on debt	(1,239)	(1,292)	(1,360)
Issuance of Class A common stock, net of issuance costs of $20.8 million	—	242,490	—
Issuance of Class A common stock from ESPP purchase	—	—	2,207
Proceeds from the exercise of stock options	1,363	3,588	5,510
Excess tax benefit from the exercise of stock options	—	—	13,845
Repurchases of Class B common stock	(144)	(72)	—

Net cash (used in) provided by financing activities	(20)	244,714	20,202

Effect of foreign exchange rate changes on cash and cash equivalents	861	(367)	1,828

Net increase in cash and cash equivalents	16,789	293,692	40,084
Cash and cash equivalents at beginning of year	61,922	78,711	372,403

Cash and cash equivalents at end of year	$78,711	$372,403	$412,487

Supplemental disclosure:
Cash paid for income taxes	$40,410	$36,630	$51,022
Cash paid for interest	2,339	2,071	1,838

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Business and Significant Accounting Policies

Dolby Laboratories develops and delivers innovative products and technologies that make the entertainment experience more realistic and immersive. Since Ray Dolby founded Dolby Laboratories in 1965, we have been at the forefront of delivering sound technologies that assist the entertainment creation process and enhance the entertainment experience. Today, Dolby technologies are standard in a wide range of entertainment platforms. For example, Dolby products are widely used in movie theatres around the world and our technologies are used in virtually all DVD players and DVD playback software for personal computers. In addition, Dolby Digital is mandated in all North American digital televisions and digital set-top boxes that include Advanced Television Systems Committee (ATSC) television tuners and is widely included in high-definition set-top boxes used for European high-definition television broadcasts.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include: valuation allowances for receivables, carrying values of inventories, intangible assets and goodwill, deferred income tax assets, accrued expenses, and valuation of stock-based awards. Actual results could differ from those estimates.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the last Friday in September. The fiscal years presented herein include the 52-week period ended September 24, 2004 (fiscal 2004), the 53-week period ended on September 30, 2005 (fiscal 2005) and the 52-week period ended September 29, 2006 (fiscal 2006).

Concentration of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments and accounts receivable. We deposit our cash, cash equivalents and investments in accounts with major financial institutions and, at times, such investments may be in excess of federal insured limits. Our products are sold to businesses primarily in the Americas and Europe, and our licensing revenue is primarily generated from customers outside of the United States. We manage this risk by evaluating in advance the financial condition and creditworthiness of our product and production services customers and perform regular evaluations of the creditworthiness of our licensing customers. In fiscal 2004, 2005 and 2006, no customer accounted for more than 10% of our total revenue.

Cash Equivalents and Investments

We have investments in money market funds, United States government agency securities and municipal debt securities. We account for these instruments under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments that have original maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments that have original maturities between 91 days and one year from the date of purchase are classified as short-term investments; and investments that have maturities of more than one year from the date of purchase are classified as long-term investments. Auction rate certificates which have original maturities greater than one year are classified as short-term investments based on our ability and intent to sell these instruments within one year from the date of purchase. All of our investments are classified as available-for-sale and are recorded at fair market value on the consolidated balance sheet. Unrealized gains or losses from these investments are reported as a component of other comprehensive income and realized gains or losses are reported as a component of other income, net.

Allowance for Doubtful Accounts

We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for doubtful accounts based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates. Our allowance for doubtful accounts totaled $2.0 million at September 30, 2005 and $1.7 million at September 29, 2006. Bad debt expense was $0.4 million, $0.1 million and $0.6 million in fiscal 2004, 2005 and 2006 respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method based on estimated useful lives as follows:

Systems and software	3 to 5 years
Machinery and equipment	4 to 15 years
Furniture and fixtures	5 to 8 years
Buildings	20 years
Leasehold improvements	Lesser of useful life or related lease term

Internal Use Software

We account for the costs of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of

Computer Software Developed or Obtained for Internal Use. We capitalize costs of materials, consultants, and payroll and payroll-related costs incurred in developing internal use computer software. These costs are included in property, plant and equipment, net on the accompanying consolidated balance sheets. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Our capitalized internal use software costs are amortized on a straight-line basis over estimated useful lives of three to five years.

Goodwill and Intangible Assets

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. The fair value of each of our reporting units is determined by using a discounted cash-flow model which considers a number of factors, including estimated future cash-flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimate of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. Our fiscal 2006 impairment test of goodwill, which was performed in the third fiscal quarter, resulted in no impairment charge. Fluctuations in our fair value, which may result from changes in economic conditions, our results of operations and other factors, relative to the carrying value, could result in impairment charges in future periods.

The following table outlines changes to the carrying amount of goodwill for each of our reporting segments:

	Technology Licensing	Product Sales and Services	Total
	(in thousands)
Balance at September 24, 2004	$10,654	$11,376	$22,030
Goodwill acquired – Lake	971	198	1,169
Translation adjustments	533	133	666

Balance at September 30, 2005	12,158	11,707	23,865
Translation adjustments	(553)	(124)	(677)

Balance at September 29, 2006	$11,605	$11,583	$23,188

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS 144) requires that long-lived assets, including intangible assets, with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Our intangible assets principally consist of acquired technology, patents and trademarks and are amortized on a straight-line basis over their useful lives ranging from five to 15 years. No intangible or long-lived assets were impaired as of September 29, 2006.

Derivative Financial Instruments

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

Revenue Recognition

We enter into transactions to sell products and services and to license technology, trademarks and know-how. We evaluate revenue recognition for transactions to sell products and services and to license technology, trademarks and know-how using the criteria set forth by the SEC in Staff Accounting Bulletin 104, Revenue Recognition (SAB 104). For revenue transactions that involve software or software-related products, such as certain fees we earn from integrated software vendors (ISVs) and certain other licensees, we recognize revenue under the guidance established by Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). Both SAB 104 and SOP 97-2 state that revenue is recognized when each of the following criteria is met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Licensing.    Our licensing revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights, including patents, trademarks and know-how. Royalties are recognized when all revenue recognition criteria have been met. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s royalty report and payment. Royalties are deemed fixed or determinable upon verification of a licensee’s royalty report in accordance with the terms of the underlying executed agreement or receipt of a licensee’s royalty report and payment. We determine that collectibility is reasonably assured based on evaluation of the licensee’s recent payment history or the existence of a standby letter-of-credit between the licensee’s financial institution and our financial institution. Deferred revenue represents amounts that are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. We make judgments as to whether collectibility can be reasonably assured based on the licensee’s recent payment history or the existence of a standby letter-of-credit between the licensee’s financial institution and our financial institution. In the absence of a favorable collection history or a letter-of-credit, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met. Also included in licensing revenue are fees we earn for administering the licensing of “patent pools” containing patents owned by us and/or other companies and are recorded net of royalties payable to third-party patent pool members and are recognized when all revenue recognition criteria have been met.

We generate the majority of our licensing revenue through our licensing contracts with original equipment manufacturers (system licensees) and independent software vendors. Our revenue recognition policies for each of these arrangements are summarized below.

Licensing to system licensees.    We license our technologies to system licensees who manufacture consumer electronic devices and, in return, the system licensee pays us a royalty for each unit shipped that incorporates our technologies. Royalties from system licensees are generally recognized upon receipt of a royalty report from the licensee and when all other revenue recognition criteria have been met.

Licensing to independent software vendors.    We license our technologies for resale to independent software vendors and, in return, the software vendor pays us a royalty for each unit of software distributed that incorporates our technologies. Royalties from independent software vendors are generally recognized upon receipt of a royalty report from the licensee and all other revenue recognition criteria have been met. In addition, in some cases we receive initial license fees for our software and provide post-contract upgrades and support. In these cases, we recognize the initial fees ratably over the length of the contract, as vendor-specific objective evidence typically does not exist for the upgrade and support elements of the contract.

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

Multiple-Element Arrangements.    We enter into arrangements that include multiple elements such as hardware, software, maintenance and other services. Revenue from these arrangements is allocated based on the fair value of each element. The allocated revenue for each element is recognized when all revenue recognition criteria for that element has been met. If we cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, we defer revenue until all elements are delivered and/or services have been performed, or until we can objectively determine the fair value of all remaining undelivered elements.

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

Cost of production services.    Cost of production services consists primarily of the payroll and benefit costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of the customer.

Advertising and Promotional Costs

Advertising and promotional costs are charged to selling, general and administrative expense at the time the related event takes place and were $4.7 million, $12.2 million and $9.0 million for fiscal 2004, 2005 and 2006, respectively. At September 29, 2006, we had $0.3 million of prepaid advertising and promotional costs.

Stock-Based Compensation

On October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R) using the modified prospective application transition method. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. Previously, we had applied the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). In fiscal 2006, we recorded stock-based compensation expense of $19.1 million under the fair-value provisions of SFAS 123R, compared to $14.2 million in fiscal 2005 and $6.8 million in fiscal 2004 under the provisions of APB 25 and related interpretations. In addition, the deferred compensation balance of $26.4 million related to stock-based awards accounted for under APB 25 as of September 30, 2005 was eliminated and there was a corresponding reduction in additional paid-in capital. See Note 3 “Stockholders’ Equity and Stock-Based Compensation” for further discussion.

Gain on Settlements

Gain on settlements includes penalties related to the resolution of disputes with implementation licensees from which we typically do not earn royalties. Amounts attributable to the resolution of royalty disputes from licensees that specifically represent unpaid royalties are recorded as licensing revenue in the period payment is received, if all other revenue recognition criteria have been met. In fiscal 2006, we received payments totaling $3.6 million in connection with the settlement of disputes with one of our semiconductor manufacturing implementation licensees regarding violation of the terms of their implementation licensing agreements with us. In both fiscal 2004 and 2005, we received payments of $2.0 million in connection with similar disputes with some of our semiconductor manufacturing implementation licensees.

Foreign Currency Translation

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom. The financial statements of our foreign subsidiaries are translated in accordance with Statements of Financial Accounting Standard No. 52, Foreign Currency Translation. The translation of assets and liabilities denominated in foreign currency into United States dollars are made at the prevailing rate of exchange at the balance sheet date. Revenue, costs and expenses are translated at the average exchange rates during the period. Translation adjustments are reflected in accumulated other comprehensive income on our consolidated balance sheets.

Assets and liability accounts of our subsidiaries, which are held in currencies other than the subsidiary’s functional currency, are remeasured at the prevailing rate of exchange at the balance sheet date. Any gains and losses are included in our consolidated statements of operations. In fiscal 2004 and 2005, net transaction gains included in net income were $0.3 million and $1.2 million, respectively. In fiscal 2006, net transaction losses included in net income were $0.5 million.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires the use of the asset and liability method, under which deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists. See Note 5 “Income Taxes” for further discussion.

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

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	September 24, 2004	September 30, 2005	September 29, 2006
	(in thousands, except per share amounts)
Numerator:
Net income	$39,842	$52,293	$89,549

Denominator:
Weighted average shares of Class A common stock and Class B common stock outstanding (basic)	85,556	96,969	105,688
Common stock equivalents from options to purchase Class A common stock and Class B common stock	7,227	7,251	5,970

Weighted average shares of Class A common stock and Class B common stock outstanding (diluted)	92,783	104,220	111,658

Earnings Per Share:
Basic earnings per share	$0.47	$0.54	$0.85

Diluted earnings per share	$0.43	$0.50	$0.80

No options were excluded from the above calculations of weighted average shares outstanding in fiscal 2004 because their inclusion would have been anti-dilutive. A total of 1,338,250 and 1,683,628 options were excluded from the calculation for fiscal 2005 and 2006, respectively, because their inclusion would have been anti-dilutive.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS 158). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. SFAS 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. We do not expect the adoption of SFAS 158 to have a material effect on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for periods beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how to evaluate the materiality of uncorrected misstatement in the current year financial statements using both an income statement approach (the rollover approach) and a balance sheet approach (the iron curtain approach). The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement while the iron curtain approach quantifies a misstatement based on the effects of correcting the cumulative misstatement existing in the balance sheet at the end of the current year. SAB 108 is effective for periods beginning after November 15, 2006. We do not expect the adoption of SAB 108 to have a material effect on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

In June 2006, the FASB ratified Emerging Issues Task Force Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. We do not expect the adoption of EITF 06-3 to have a material effect on our financial position or results of operations.

2. Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 29, 2006 consisted of the following:

September 29, 2006
Cash and cash equivalents:
Cash	$108,653
Cash equivalents:
Money market funds	224,331
U.S. government agency securities	30,553
Municipal debt securities	48,950

Total cash and cash equivalents	412,487

Investments:
U.S. government agency securities	17,011
Municipal debt securities	25,466
Auction rate certificates	62,850
Equity investment	794

Total investments	106,121

Total cash, cash equivalents and investments	$518,608

Cash and cash equivalents as of September 30, 2005 consisted of cash, money market securities and highly liquid investment instruments. We did not hold any U.S. government agency securities, municipal debt securities, auction rate certificates, or equity investments as of September 30, 2005.

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of September 29, 2006 is as follows:

	Maturity
	90 Days or Less		91 Days to One Year		Greater than One Year
	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain
			(in thousands)
Money market funds	$224,331	$—	$—	$—	$—	$—
U.S. government agency securities	30,553	6	—	—	17,011	16
Municipal debt securities	48,950	—	10,362	6	15,104	24
Auction rate certificates	—	—	62,850	—	—	—

Equity investment	—	—	—	—	794	—

Cash equivalents and investments	$303,834	$6	$73,212	$6	$32,909	$40

All of our investments are classified as available-for-sale and, except for the equity investment, are recorded at fair market value on the consolidated balance sheet. The equity investment represents equity securities that we have accounted for under the cost method and classified as long-term investments based on our ability and intent to hold the investment for more than one year.

Restricted Cash

In accordance with certain of our licensing agreements, restricted cash includes deposits from new customers that remain in escrow until we have rightful ownership of the funds which occurs upon delivery of certain materials.

Accounts Receivable

Accounts receivable consists of the following:

	September 30, 2005	September 29, 2006
	(in thousands)
Trade accounts receivable, licensing	$4,046	$13,648
Trade accounts receivable, products and services	9,349	8,949
Amounts receivable related to patent administration program	12,994	2,037
Other accounts receivable	862	640

	27,251	25,274
Less: Allowance for doubtful accounts	(2,030)	(1,724)

Accounts receivable, net	$25,221	$23,550

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2005	September 29, 2006
	(in thousands)
Raw materials	$2,376	$4,339
Work in process	1,571	1,437
Finished goods	7,775	5,328

Inventories	$11,722	$11,104

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

	September 30, 2005	September 29, 2006
	(in thousands)
Land	$14,484	$14,792
Buildings	30,911	31,688
Leasehold improvements	38,335	40,738
Machinery and equipment	23,316	26,117
Systems and software	15,118	16,099
Furniture and fixtures	14,051	14,572
Equipment under operating lease	—	2,593

	136,215	146,599
Less: Accumulated depreciation	(59,753)	(69,604)

Property, plant and equipment, net	$76,462	$76,995

Depreciation expense of $7.8 million, $9.6 million and $10.6 million in fiscal 2004, 2005 and 2006, respectively, is included in cost of product sales, research and development expense, and selling, general and administrative expense in the accompanying consolidated statements of operations.

Goodwill and Intangible Assets

Following is a summary of goodwill and intangible assets:

	September 30, 2005	September 29, 2006
	(in thousands)
Amortized intangible assets:
Acquired patents	$4,489	$4,435
Acquired technology	3,796	3,745
Other intangibles	11,507	11,428

	19,792	19,608
Less: Accumulated amortization	(2,608)	(4,654)

Intangible assets, net	$17,184	$14,954

Non-amortized intangible assets:
Goodwill	$23,865	$23,188

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

Amortization expense associated with our intangible assets was $0.8 million, $1.7 million and $2.1 million in fiscal 2004, 2005 and 2006, respectively, and is included in cost of licensing, cost of product sales and selling, general and administrative expenses in the accompanying consolidated statements of operations. Amortization of intangible assets is expected to be approximately $2.0 million per year for the next five fiscal years.

Other Non-Current Assets

Other non-current assets consist primarily of supplemental retirement plan assets and long-term prepaid expenses. See Note 6 “Retirement Plans” for further discussion on our supplemental retirement plan.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2005	September 29, 2006
	(in thousands)
Amounts payable to patent pool partners	$23,303	$26,749
Accrued professional fees	2,495	3,629
Current portion of litigation settlement	2,417	2,502
Other accrued liabilities	7,236	7,580

Total other accrued liabilities	$35,451	$40,460

Debt

We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant. The loans are collateralized by commercial real property and are guaranteed by Dolby Laboratories, Inc.

Following is a summary of our debt balances:

	September 30, 2005	September 29, 2006
	(in thousands)
$12.0 million term loan at 6.2% effective interest rate, repayable in monthly installments with remaining principal due May 2013	$7,738	$6,958
$2.5 million term loan at 6.2% effective interest rate, repayable in monthly installments with remaining principal due April 2014	1,752	1,600
Term loan denominated in U.K. pounds at 6.9% effective interest rate, repayable in quarterly installments with the remaining principal due April 2015	3,980	3,776

Total debt	13,470	12,334
Less: Current portion of debt	(1,346)	(1,441)

Long-term debt	$12,124	$10,893

The fair value of our debt approximates the carrying value based on borrowing rates currently available to us for loans with similar terms and remaining maturities.

We entered into interest rate swap arrangements to manage our exposure to unfavorable interest rate changes on our facility debt obligations. The swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. We have not entered into any derivative instruments for any purpose other than to hedge our exposure to interest rate fluctuations. Gains, net of controlling interest associated with the swap agreements of $0.2 million for fiscal 2004, $0.2 million for fiscal 2005 and $0.1 million for fiscal 2006 are included in our consolidated statements of operations.

Following is a summary of the maturities of our debt balances at September 29, 2006:

Total Debt Payments
(in thousands)
Fiscal 2007	$1,441
Fiscal 2008	1,524
Fiscal 2009	1,602
Fiscal 2010	1,692
Fiscal 2011	1,788
Thereafter	4,287

Total debt	$12,334

Other Non-Current Liabilities

Following is a summary of the components of other non-current liabilities:

	September 30, 2005	September 29, 2006
	(in thousands)
Long-term portion of litigation settlement	$12,944	$10,607
Supplemental retirement plan obligation	5,875	5,225
Long-term deferred revenue	1,864	4,563
Interest rate swap agreements	548	249
Other liabilities	725	698

Total other non-current liabilities	$21,956	$21,342

Refer to Note 10 “Legal Proceedings” for further discussion of litigation settlement.

3. Stockholders’ Equity and Stock-Based Compensation

Class A and Class B Common Stock

Our board of directors has authorized two classes of common stock, Class A and Class B. At September 29, 2006, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At September 29, 2006, we had 37,576,281 shares of Class A common stock and 69,684,855 shares of Class B common stock outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share.

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

Stock Split

In January 2005, in connection with the implementation of the dual class stock structure described above, a five-for-one stock split was effected. All references to shares of common stock and related per share amounts have been retroactively restated to reflect the stock split as if it had taken place at our inception.

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

As of September 29, 2006, there were options outstanding to purchase 7.2 million shares of Class B common stock, of which 3.9 million were vested and exercisable. The options outstanding have a remaining weighted average contractual life of seven years. Subsequent to fiscal 2005, no further options were granted, and no further options will be granted under this plan.

2005 Stock Plan.    In January 2005, our stockholders approved our 2005 Stock Plan, which our board of directors adopted in November 2004. The 2005 Stock Plan became effective on February 16, 2005, the day prior to the completion of our initial public offering. Our 2005 Stock Plan provides for the ability to grant incentive stock options, non-statutory stock options, restricted stock, stock appreciation rights, deferred stock units, performance units and performance shares. A total of 6.0 million shares of our Class A common stock is authorized for issuance under the 2005 Stock Plan. Any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as two shares for every one share returned.

As of September 29, 2006, there were options outstanding to purchase 1.7 million shares of Class A common stock, of which 0.3 were vested and exercisable. The options outstanding have a remaining weighted average contractual life of nine years.

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

The table below shows net income and earnings per share as if the fair-value method required by SFAS 123 had been applied to periods prior to our actual date of adoption:

	Fiscal Year Ended
	September 24, 2004	September 30, 2005
	(in thousands, except for per share amounts)
Net income as reported	$39,842	$52,293
Stock-based compensation included in net income as reported, net of tax	5,489	12,333
Stock-based compensation under the fair-value method, net of tax	(8,300)	(14,487)

Pro forma net income	$37,031	$50,139

Basic earnings per share
As reported	$0.47	$0.54
Pro forma	$0.43	$0.52
Diluted earnings per share
As reported	$0.43	$0.50
Pro forma	$0.40	$0.48

We recognized zero, $6.7 million and $17.3 million in tax benefits related to stock-based compensation arrangements in fiscal 2004, 2005 and 2006, respectively.

We have issued stock-based awards in the form of stock options, stock appreciation rights, shares issued under our employee stock purchase plan and stock grants. Below is a summary of the different types of stock-based awards issued under our stock plans:

Stock Options.    We have granted stock options to our employees, officers and directors under our 2005 Stock Plan and our 2000 Stock Incentive Plan. Stock options are generally granted at fair market value on the date of grant. Options granted to employees and officers generally vest over four years, with equal annual cliff-vesting and expire on the earlier of 10 years or three months after termination of service. Options granted to outside directors generally vest over three years. All options granted vest over the requisite service period and are settled through issuance of shares of Dolby Laboratories common stock. Our 2005 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria, but no such awards have been granted as of September 29, 2006. Upon the exercise of stock options, we issue new shares of Class B common stock under the 2000 Stock Incentive Plan and new shares of Class A common stock under the 2005 Stock Plan. We utilize a Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant.

The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Year Ended
	September 24, 2004	September 30, 2005	September 29, 2006
Expected life (in years)	6.00	6.00	6.23
Risk-free interest rate	4.4%	4.1%	4.6%
Expected stock price volatility	82.4%	62.9%	49.9%
Dividend yield	—	—	—

To determine the expected term of our employee stock options granted in fiscal 2006 we utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). This approach resulted in a weighted-average expected term of 6.23 years for options granted during fiscal 2006 based on an expected term of 6.25 years for options that vest over four years and 6.00 years for options that vest over three years. To determine the risk-free interest rate we utilized an average interest rate based on U.S. Treasury instruments whose term was consistent with the expected term of our awards. To determine the expected stock price volatility we first examined the historical volatilities for our common stock and those of our peers. In addition, we considered the implied volatilities of our publicly-traded options and those publicly-traded options of our peers with similar terms to those of our employee stock options. We then utilized a weighted-average of historical and implied volatility to determine our expected stock price volatility.

The following table summarizes the weighted-average fair value of stock options granted and the total intrinsic value of stock options exercised during fiscal 2004, fiscal 2005 and fiscal 2006:

	Fiscal Year Ended
	September 24, 2004	September 30, 2005	September 29, 2006
Weighted-average fair value at date of grant	$8.24	$10.38	$10.12
Intrinsic value of options exercised (in thousands)	8,131	42,531	58,194
Fair value of options vested (in thousands)	2,290	14,103	17,510

Included in stock-based compensation expense for fiscal 2006 was $16.9 million related to employee stock options under the provisions of SFAS 123R, net of estimated forfeitures. Total unrecorded stock-based compensation cost at September 29, 2006 associated with employee stock options was $30.2 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Non-Employee Stock Options.    We have also granted stock options to employees whose status subsequently changed to non-employee consultants subsequent to the dates of grant. In fiscal 2006, we recognized $2.0 million of stock-based compensation expense related to stock options held by non-employee consultants. In accordance with Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services (EITF 96-18), compensation cost for options issued to non-employee consultants is determined based on the fair value at the end of each reporting period. We utilized a Black-Scholes option pricing model to determine the fair value at the end of each reporting period, and recognize compensation over the service period.

The following table summarizes information about stock options issued to officers, directors, employees and non-employee consultants under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 30, 2005	11,921	$4.11
Grants	356	18.69
Exercises	(3,219)	1.72
Forfeitures	(177)	9.04

Options outstanding at September 29, 2006	8,881	5.47	7.1	$128,046

Options vested and expected to vest at September 29, 2006	8,769	5.36	7.1	127,338

Options exercisable at September 29, 2006	4,210	3.17	6.3	70,273

The following table summarizes information about stock options outstanding and exercisable at September 29, 2006:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$1.25 - $1.26	2,419	4.9	$1.26	2,032	$1.26
$2.05 - $2.10	4,144	7.6	2.08	1,740	2.08
$6.25 - $6.50	539	8.1	6.29	93	6.29
$14.50 - $16.58	284	8.8	15.71	22	14.67
$16.99 - $19.75	1,339	8.8	19.14	313	19.20
$20.10 - $23.30	156	9.4	21.76	10	22.75

	8,881			4,210

Stock Appreciation Rights.    We have granted stock appreciation rights to certain of our foreign employees. These awards are settled in cash rather than stock, and are classified as liability awards under SFAS 123R. Compensation expense related to stock appreciation rights was $0.2 million in fiscal 2004, 2005 and 2006.

Employee Stock Purchase Plan.    In January 2005, our board of directors adopted and our stockholders approved our Employee Stock Purchase Plan, or ESPP which allows eligible employees to have up to 10 percent of their eligible compensation withheld and used to purchase shares of our Class A common stock. The ESPP became effective on February 16, 2005, and the first purchase took place on November 15, 2005. For the first offering period, the plan provided for the purchase of shares at 95 percent of the lower of the closing price on the

New York Stock Exchange on the first or last day of the offering period. For subsequent offering periods, the purchase price is equal to 95 percent of the closing price on the New York Stock Exchange on the last day of the purchase period. With the exception of the first offering period, offering periods generally start on the first day on or after May 15th and November 15th of each year. A total of 1,000,000 shares of our Class A common stock are available for sale under the ESPP plan. During fiscal 2006, we issued 134,098 shares of Class A Common Stock under the ESPP. No shares were issued under the ESPP in fiscal 2005. For the purchase period ending November 2005, we recorded $0.1 million in stock-based compensation for our ESPP as our plan was compensatory under SFAS 123R. After the purchase period ending November 2005, the terms of our ESPP were considered non-compensatory under SFAS 123R and, therefore, no stock-based compensation expense associated with our ESPP was subsequently recognized.

4. Business Combinations

Lake Technology Limited

In February 2004, we acquired a controlling interest in Lake Technology Limited (Lake). As of September 24, 2004, we held 93% of the outstanding equity of Lake at a total cost of $17.0 million. We initiated action under Australian law to allow the compulsory acquisition of the remaining shares outstanding. In December 2004, the Australian court ruled in our favor permitting us to move forward to acquire the remaining 7% of Lake’s outstanding shares at the same price we paid for the previously purchased shares. We have accounted for the business combination as a step-acquisition. Due to our majority ownership, the financial results of Lake are included in our consolidated financial statements since February 2004 using a three-month lag basis (excluding those that are eliminated in consolidation) in accordance with U.S. GAAP. In fiscal 2006, we eliminated the three-month lag treatment and consolidated Lake’s results of operations on a current basis.

The total purchase, including other acquisition related costs, was $18.4 million and was allocated as follows:

(in thousands)
Goodwill	$14,488
In-process research and development	1,738
Patents	1,020
Developed technology	982
Other intangible assets	170
Acquired assets, net	3

Total purchase price	$18,401

Amounts allocated to in-process research and development were expensed and are reflected in the accompanying consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. In February 2004, the technology under development was approximately 27% complete.

The pro forma effect of this acquisition on fiscal 2004 and fiscal 2005 was not significant.

5. Income Taxes

The components of our income before provision for income taxes and controlling interest are as follows:

	Fiscal Year Ended
	September 24, 2004	September 30, 2005	September 29, 2006
	(in thousands)
United States	$66,572	$92,121	$138,348
Foreign	1,520	(903)	8,289

Total	$68,092	$91,218	$146,637

The provision for income taxes consists of the following:

	Fiscal Year Ended
	September 24, 2004	September 30, 2005	September 29, 2006
	(in thousands)
Current:
Federal	$17,811	$26,071	$56,114
State	3,849	3,454	6,450
Foreign	15,787	7,912	11,963

Total current	37,447	37,437	74,527
Deferred:
Federal	(8,476)	748	(15,357)
State	(1,650)	11	(1,077)
Foreign	—	(866)	(2,260)

Total deferred	$(10,126)	$(107)	$(18,694)

Provision for income taxes	$27,321	$37,330	$55,833

United States income taxes and foreign withholding taxes have not been provided for on a cumulative total of $0.4 million of undistributed earnings for certain non-United States subsidiaries. We intend to reinvest these earnings indefinitely in operations outside the United States.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	September 30, 2005	September 29, 2006
	(in thousands)
Deferred income tax assets:
Investments	$594	$735
Accounts receivable	818	687
Inventories	1,289	2,567
Foreign net operating loss	4,774	2,939
Depreciation and amortization	—	899
Other assets	3,196	5,394
Accrued expenses	4,708	8,750
Other non-current liabilities	10,420	12,657
Revenue recognition	24,185	31,483

Total gross deferred income tax assets	49,984	66,111
Less: Valuation allowance	(4,293)	(2,084)

Total deferred income tax assets	45,691	64,027
Deferred income tax liabilities:
Translation adjustment	(2,237)	(2,157)
Depreciation and amortization	(2,399)	—
Foreign tax credits	(3,072)	(6,196)
Unrealized gain on investments	(19)	(6)

Deferred income tax assets, net	$37,964	$55,668

The above deferred income tax assets, net have been classified in the accompanying consolidated balance sheets as follows:
Current deferred income tax assets	$31,183	$44,568
Long-term deferred income tax assets, net	6,781	11,100

Deferred income tax assets, net	$37,964	$55,668

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, we believe it is more likely than not that the benefits of these deductible differences will be realized and, therefore, a valuation allowance is not required, except for a foreign net operating loss (NOL) in Australia. At September 30, 2005, we had a valuation allowance of $4.3 million associated with approximately $16.0 million of NOLs from our Australian entities. At September 29, 2006 we had $8.1 million of remaining NOLs from our Australian entities that have no expiration date. During fiscal 2006, the consolidated Australian entities utilized approximately $2.9 million NOLs attributable to income generated from the sale of intellectual property and services performed. In addition, we determined that $4.4 million of the NOL will not be available for use based on the Australian tax law.

While the ultimate utilization of the Australian NOL is dependent upon future taxable income generated in Australia, we believe that we should be able to realize this NOL in the future. As a result of this expectation, in fiscal 2006 we released $0.4 million of the valuation allowance based on our projected income for the next three years. The remaining valuation allowance at September 29, 2006 was approximately $2.1 million. However, we may reduce the amount of the deferred income tax asset in the near term if projections of future taxable income are reduced. The valuation allowance established at acquisition in fiscal 2004 was approximately $1.7 million. If this amount were to be released in the future, it will be recorded as a reduction to goodwill.

The NOL for our UK branch was approximately $1.7 million at September 29, 2006. This NOL can be carried forward indefinitely.

A reconciliation of the federal statutory tax rate to our effective tax rate for fiscal 2004, 2005 and 2006 is as follows:

	Fiscal Year Ended
	September 24, 2004	September 30, 2005	September 29, 2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	4.2	3.7	3.1
Stock-based compensation expense	2.4	3.5	1.0
Loss/(income) from foreign corporations	2.5	2.1	(1.0)
Tax credits	(1.6)	(2.7)	(1.2)
Other	(2.4)	(0.7)	1.2

Effective tax rate	40.1%	40.9%	38.1%

We are under routine tax examinations. We believe the amounts provided are adequate to cover the ultimate outcomes of these tax examinations.

6. Retirement Plans

We maintain a tax-qualified 401(k) retirement plan for employees in the United States called the “Dolby Laboratories, Inc. Retirement Plan.” Eligible employees are able to defer up to 100% of their eligible compensation subject to applicable Internal Revenue Code limits. The plan provides for a company matching contribution as well as a discretionary profit sharing component. Our matching and profit sharing contributions vest over a five year period based on years of service as defined in the plan.

Eligible employees in the United Kingdom may participate in the “Dolby Group Pension Plan.” Similar to the 401(k) plan, this plan allows eligible employees to defer a portion of their compensation and includes a matching and profit sharing component. Prior to May 2, 2006, executives in the United Kingdom were able to participate in the “Dolby Laboratories Funded Unapproved Retirement Benefits Scheme” (FURBS). This plan allowed eligible executives to defer a portion of their compensation and provided for a matching and profit sharing component. On May 2, 2006 the Board of Directors approved the cessation of contributions to the FURBS on behalf of each of the three employee FURBS participants, and the initiation of corresponding contributions to each of their respective personal pension accounts under the Dolby Group Personal Pension Plan. Amounts already credited to participants under the FURBS remain subject to the terms and conditions of the FURBS and will continue to be credited with gains and losses based on the gains and losses of investment funds selected by the FURBS trustees. We will continue to pay the costs of managing and administrating the FURBS. Distributions from the FURBS will be made in the manner and at the time prescribed by the FURBS.

Pension expenses for the United States plan were $3.6 million, $3.8 million and $5.1 million for fiscal 2004, 2005 and 2006, respectively. Pension expenses for the United Kingdom plans were $0.5 million, $0.6 million and $0.7 million for fiscal 2004, 2005 and 2006, respectively. Pension expenses are included in cost of product sales, cost of production services, research and development expense, and selling, general and administrative expense on the accompanying consolidated statements of operations.

Additionally, we maintain a supplemental retirement plan for key executives. The plan is a defined contribution plan with a target benefit paid at age 65. Our contributions were based on the participant’s compensation and years of service. Expenses related to the plan of $0.4 million for fiscal 2004 were included in selling, general and administrative expense in the accompanying consolidated statements of operations. In fiscal 2005, we ceased all future contributions to the plan. Amounts due to participants are classified in other non-current liabilities and investments to fund the liability are segregated and included in other assets on the accompanying consolidated balance sheets.

7. Commitments and Contingencies

Lease Commitments

Rental expenses under operating leases were $5.0 million, $5.6 million and $4.2 million for fiscal 2004, 2005 and 2006, respectively. These amounts include expenses for rent payable to our principal stockholder of $3.5 million, $3.5 million and $1.8 million for fiscal 2004, 2005 and 2006, respectively. We have future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of September 29, 2006 as follows:

Total Operating Lease Payments
(in thousands)
Fiscal 2007	$3,360
Fiscal 2008	2,632
Fiscal 2009	2,532
Fiscal 2010	2,459
Fiscal 2011	2,345
Thereafter	7,595

Total minimum lease payments	$20,923

Other Cash Obligations

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. As of September 29, 2006, we had $15.0 million remaining to be paid under this settlement. Refer to Note 10 “Legal Proceedings” for further discussion.

Under the terms of the agreement to acquire all outstanding shares of our subsidiary, Cinea, we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction. As of September 29, 2006, no additional purchase consideration had been earned.

8. Segment Information

Operating Segments

Our chief operating decision maker is our Chief Executive Officer (CEO). While the CEO evaluates results in a number of different ways, the primary basis for which the allocation of resources and financial results are assessed is by examining our business in two operating segments: the technology licensing segment and the products and production services segment. The technology licensing segment licenses our technologies, trademarks and know-how to manufacturers of consumer electronics products, software developers and developers of professional products, and administers joint licensing programs. The products and production services segment provides professional products to movie theatres and to the recording, broadcast, cable and video post-production industries. Additionally, this segment provides services to broadcast, film production and distribution companies.

Accounting policies for each of the operating segments are the same as those used on a consolidated basis. Our reportable segment information for fiscal 2004, 2005 and 2006 is as follows:

	Revenue
	Fiscal Year Ended
	September 24, 2004	September 30, 2005	September 29, 2006
	(in thousands)
Technology licensing	$211,395	$246,298	$301,663
Products and production services	77,646	81,669	89,879

Total revenue	$289,041	$327,967	$391,542

	Gross Margin
	Fiscal Year Ended
	September 24, 2004	September 30, 2005	September 29, 2006
	(in thousands)
Technology licensing	$157,557	$205,740	$274,776
Products and production services	39,979	42,009	40,724

Total gross margin	$197,536	$247,749	$315,500

	Reconciliation to Income before Provision for Income Taxes and Controlling Interest
	Fiscal Year Ended
	September 24, 2004	September 30, 2005	September 29, 2006
	(in thousands)
Total segment gross margin	$197,536	$247,749	$315,500
Operating expenses	(129,673)	(163,687)	(185,917)
Other income, net	229	7,156	17,054

Income before provision for income taxes and controlling interest	$68,092	$91,218	$146,637

We do not track capital expenditures or assets by reportable segment. Consequently, it is not practical to show this information.

Geographic Data

Revenue by geographic region, as determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for product sales, and the location where services were performed for production services revenue, was as follows:

	Revenue by Geographic Region
	Fiscal Year Ended
	September 24, 2004	September 30, 2005	September 29, 2006
	(in thousands)
United States	$74,144	$91,831	$103,386
International	214,897	236,136	288,156

Total revenue	$289,041	$327,967	$391,542

In fiscal 2004, 2005 and 2006, no customer accounted for more than 10% of our total revenue.

The concentration of our revenue from individual countries or geographic regions was as follows:

	Fiscal Year Ended
	September 24, 2004	September 30, 2005	September 29, 2006
United States	26%	28%	26%
Japan	26%	23%	23%
China	13%	10%	10%
Taiwan	6%	9%	10%
Europe	17%	21%	20%
Other	12%	9%	11%

Long-lived tangible assets by geographic region were as follows:

	Long-Lived Tangible Assets by Geographic Region
	September 30, 2005	September 29, 2006
	(in thousands)
United States	$55,333	$55,236
International	21,129	21,759

Total long-lived tangible assets	$76,462	$76,995

Long-lived tangible assets, which consist of property, plant and equipment net of accumulated depreciation, held in the United Kingdom were $19.9 million and $21.0 million at September 30, 2005 and September 29, 2006, respectively.

9. Related Party Transactions

Prior to our initial public offering, we had licensing and royalty agreements with Ray Dolby and his affiliates for the use of patents on which a portion of our operations is based. Under these agreements we recorded expenses for royalty obligations to Ray Dolby of $36.9 million, $18.7 million and zero for fiscal 2004, 2005 and 2006, respectively. These amounts are included in cost of licensing and cost of product sales in the accompanying consolidated statements of operations, depending on the nature of the licensed technology. On February 16, 2005, Ray Dolby contributed to us all rights in the intellectual property related to our business that he and his affiliates held. In connection with the asset contribution, our previous licensing arrangements with Ray

Dolby terminated, and we have no further obligation to pay royalties to Ray Dolby. Consequently, we did not record any expenses for royalty obligations to Ray Dolby subsequent to February 16, 2005.

We lease our San Francisco corporate office space from our principal stockholder. The prior lease expired on December 31, 2005 and the current lease expires on December 31, 2013, but we have the option to renew the lease for two additional five-year terms. Rent under the prior lease was $3.5 million for fiscal 2004 and 2005, and $0.9 million for the period from October 1, 2005 to December 31, 2005. Rent under the current lease was $0.9 million for the period from January 1, 2006 to September 29, 2006.

We are the minority partner in entities which own and lease commercial property in the United States and United Kingdom. Our principal stockholder is the controlling partner in each of these entities. These entities were established for the purposes of purchasing and leasing commercial property primarily for our own use. While a portion of the property is leased to third parties, we occupy a majority of the space. The debt used to finance the purchases of property by these entities is collateralized by the acquired property and guaranteed by Dolby Laboratories. Therefore, given that these affiliated entities are an integrated part of our operations, we have consolidated the entities’ assets and liabilities and results of operations in our consolidated financial statements. The share of earnings and net assets of the entities attributable to the controlling partner is reflected as controlling interest in the accompanying consolidated financial statements. During fiscal 2006, these entities distributed approximately $0.2 million from these entities to our principal stockholder. The outstanding principal balance on the debt of these entities was $12.3 million at September 29, 2006. The carrying amount of property that is collateral for these entities’ debt was $29.3 million at September 29, 2006. We believe that the current market value of the collateralized property is greater than the outstanding principal balances.

Our ownership interest in the consolidated affiliated entities is as follows:

Company Name	Ownership interest as of September 29, 2006
Dolby Properties, LLC	37.5%
Dolby Properties Brisbane, LLC	49.0%
Dolby Properties Burbank, LLC	49.0%
Dolby Properties United Kingdom, LLC	49.0%
Dolby Properties, LP	10.0%

10. Legal Proceedings

In May 2001, we filed a lawsuit against Lucent Technologies, Inc. and Lucent Technologies Guardian I, LLC together “Lucent,” contending that Lucent was wrongly asserting that our licensees using Dolby AC-3 audio compression technology required licenses to the patents at issue and seeking a declaration that the patents at issue are not infringed and/or are invalid. Lucent filed a counterclaim alleging that we have infringed the patents at issue. These patents generally involve a process and means for digitally encoding and decoding audio signals. On April 22, 2005, the United District Court for the Northern District of California granted our motions for summary judgment, finding that we have not infringed, induced others to infringe, or contributed to the infringement of the patents at issue. In granting summary judgment of non-infringement, the court found that Lucent had not presented evidence from which a reasonable fact-finder could find that Dolby AC-3 technology infringes the patents at issue. In light of the Court’s finding of non-infringement, it dismissed our claims that the Lucent patents are invalid. Lucent appealed the court’s April 22, 2005 ruling to the United States Court of Appeals for the Federal Circuit, which affirmed the decision of the United States District Court granting summary judgment. Lucent chose not to file a petition for a panel rehearing en banc with the United States Court of Appeals for the Federal Circuit. If it wishes to seek a writ of certiorari before the United States Supreme Court it must do so before January 8, 2007.

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet using a discount rate of 5.125%, which approximates our incremental cost of borrowing rate. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of September 29, 2006, we had $15.0 million remaining to be paid under this settlement.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 29, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 29, 2006.

Our assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 65.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors—Corporate Governance Matters—Code of Conduct” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2007 (the “2007 Proxy Statement”).

Information regarding our executive officers is set forth in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information in the 2007 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information in the 2007 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information in the 2007 Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information in the 2007 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K

2.	Financial Statements Schedule: See “Schedule II – Valuation and Qualifying Accounts” of this Annual Report on Form 10-K

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Operations	Deductions	Balance at End of Fiscal Year
	(in thousands)
For fiscal year ended September 24, 2004	$2,565	$402	$(857)	$2,110
For fiscal year ended September 30, 2005	2,110	95	(175)	2,030
For fiscal year ended September 29, 2006	2,030	614	(920)	1,724

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2006

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

SIGNATURE	TITLE	DATE

/s/ RAY DOLBY Ray Dolby	Chairman of the Board	December 12, 2006

/s/ N. W. JASPER, JR. N. W. Jasper, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	December 12, 2006

/s/ KEVIN J. YEAMAN Kevin J. Yeaman	Chief Financial Officer (Principal Accounting and Financial Officer)	December 12, 2006

/s/ PETER GOTCHER Peter Gotcher	Director	December 12, 2006

/s/ SANFORD ROBERTSON Sanford Robertson	Director	December 12, 2006

/s/ ROGER SIBONI Roger Siboni	Director	December 12, 2006

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date
2.1*	Asset Contribution Agreement dated November 19, 2004, by and between the Registrant, Dolby Laboratories Licensing Corporation, Ray Dolby individually, Ray Dolby as Trustee for the Ray Dolby Trust under the Dolby Family Trust instrument dated May 7, 1999, and Ray and Dagmar Dolby Investments L.P.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005

3.2	Form of Amended and Restated Bylaws	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006

10.1*	Form of Indemnification Agreement to be entered into between the Registrant and its Directors and Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.2*	2000 Stock Incentive Plan, as amended	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 3	January 31, 2005

10.3*	2005 Stock Plan, as amended and restated	Quarterly Report on Form 10-Q	August 2, 2006

10.4*	Employee Stock Purchase Plan (“ESPP”)	Annual Report on Form 10-K	December 20, 2005

10.5*	Senior Executive Supplemental Retirement Plan	Current Report on Form 8-K	August 3, 2005

10.6*	2006 Dolby Annual Incentive Plan	Current Report on Form 8-K	February 16, 2006

10.7*	2007 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	November 20, 2006

10.8*	Funded Unapproved Retirement Benefits Scheme (United Kingdom) for David Watts	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.9*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.10*	Form of Stock Option Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 11, 2005

10.11*	Form of Executive Stock Option Agreement under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date
10.12*	Form of Executive Stock Option Agreement—United Kingdom under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.13*	Form of Stock Option Agreement—United Kingdom under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.14*	Form of Stock Option Agreement—Hong Kong under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 2, 2006

10.15*	Form of Stock Option Agreement—International under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 2, 2006

10.16*	Form of Stock Option Agreement—People’s Republic of China under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 2, 2006

10.17*	Form of Stock Appreciation Right Agreement—International under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.18*	Form of Subscription Agreement under the ESPP—U.S. Employees	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005

10.19*	Form of Subscription Agreement under the ESPP—U.K. Employees	Annual Report on Form 10-K	December 20, 2005

10.20*	Form of Subscription Agreement under the ESPP—Hong Kong Employees	Annual Report on Form 10-K	December 20, 2005

10.21*	Form of Subscription Agreement under the ESPP—France Employees	Annual Report on Form 10-K	December 20, 2005

10.22*	Form of Subscription Agreement under the ESPP—Non-U.S. Employees	Annual Report on Form 10-K	December 20, 2005

10.23*	Offer Letter dated September 28, 2000, by and between Martin A. Jaffe and Dolby Laboratories, Inc., a California corporation	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.24*	Offer Letter dated October 23, 2003, by and between Mark S. Anderson and Dolby Laboratories, Inc., a California corporation	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.25*	At-Will Employment, Proprietary Rights, Non-Disclosure and No Conflicts-of-Interest Agreement, dated November 19, 2004, by and between Ray Dolby and Dolby Laboratories, Inc.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

10.26*	Offer Letter dated October 4, 2005, by and between Kevin Yeaman and Dolby Laboratories, Inc., a California corporation	Annual Report on Form 10-K	December 20, 2005

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date
10.27*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.28*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006

10.29*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.30*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.31*	Lease for 999 Brannan Street, San Francisco, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.32*	Lease for 175 South Hill Drive, Brisbane, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.33*	Lease for 3601 West Alameda Avenue, Burbank, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.34*	Leases for Wootton Bassett, England facilities	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.35†	License Agreement effective January 1, 1992 by and between GTE Laboratories Incorporated and Dolby Laboratories Licensing Corporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

21.1	List of significant subsidiaries of the Registrant	Annual Report on Form 10-K	December 20, 2005

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

*	Denotes a management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted for portions of this exhibit.
‡	Furnished herewith.