Form 10-Q
period 2006-12-29
Dolby Laboratories, Inc.
filed 2007-02-05
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              To

Commission File Number: 001-32431

DOLBY LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0199783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Potrero Avenue San Francisco, CA	94103-4813
(Address of principal executive offices)	(Zip Code)

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

On January 22, 2007, the registrant had 39,667,594 shares of Class A common stock, par value $0.001 per share, and 69,256,207 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 29, 2006	December 29, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$412,487	$409,265
Short-term investments	73,212	119,129
Accounts receivable, net of allowances	23,550	16,886
Inventories	11,104	11,585
Income tax receivable	1,371	1,586
Deferred income taxes	44,568	44,980
Prepaid expenses and other current assets	6,340	8,358

Total current assets	572,632	611,789

Property, plant and equipment, net	76,995	77,179
Intangible assets, net	14,954	14,426
Goodwill	23,188	24,331
Long-term investments	32,909	50,078
Long-term deferred income taxes	11,100	10,013
Other non-current assets	7,510	7,797

Total assets	$739,288	$795,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$79,336	$81,130
Income taxes payable	5,719	6,336
Current portion of debt	1,441	1,483
Deferred revenue	6,358	7,559

Total current liabilities	92,854	96,508

Long-term debt	10,893	10,697
Other non-current liabilities	21,342	21,661

Total liabilities	125,089	128,866

Controlling interest	19,911	20,754

Stockholders’ equity:
Class A common stock	37	39
Class B common stock	70	69
Additional paid-in capital	323,449	341,400
Retained earnings	266,918	296,811
Accumulated other comprehensive income	3,814	7,674

Total stockholders’ equity	594,288	645,993

Total liabilities and stockholders’ equity	$739,288	$795,613

See accompanying notes to condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended
	December 30, 2005	December 29, 2006
	(unaudited)
Revenue:
Licensing	$68,982	$82,375
Product sales	16,004	15,210
Services	6,039	6,857

Total revenue	91,025	104,442

Cost of revenue:
Cost of licensing	6,601	7,660
Cost of product sales (1)	12,681	8,686
Cost of services (1)	2,889	2,683

Total cost of revenue	22,171	19,029

Gross margin	68,854	85,413

Operating expenses:
Selling, general and administrative (1)	36,537	37,311
Research and development (1)	7,942	8,836

Total operating expenses	44,479	46,147

Operating income	24,375	39,266
Other income, net	3,699	5,427

Income before provision for income taxes and controlling interest	28,074	44,693
Provision for income taxes	10,486	14,452

Income before controlling interest	17,588	30,241
Controlling interest in net income, net of tax	(319)	(348)

Net income	$17,269	$29,893

Basic earnings per share	$0.17	$0.28
Diluted earnings per share	$0.16	$0.27

Weighted-average shares outstanding (basic)	104,295	107,947
Weighted-average shares outstanding (diluted)	110,190	112,767

Expense for rent payable to related party included in selling, general and administrative expenses	$873	$337

(1) Stock-based compensation included above was classified as follows:
Cost of product sales	$202	$218
Cost of services	130	37
Selling, general and administrative	4,104	3,859
Research and development	673	747

See accompanying notes to condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Quarter Ended
	December 30, 2005	December 29, 2006
	(unaudited)
Operating activities:

Net income	$17,269	$29,893

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,110	3,224
Stock-based compensation expense	5,109	4,861
Excess tax benefit from exercise of stock options	(3,449)	(8,567)
Provision for doubtful accounts	75	54
Deferred income taxes	(2,698)	(552)
Other non-cash items affecting net income	(84)	532
Changes in operating assets and liabilities:
Accounts receivable	(5,405)	6,860
Inventories	1,219	(265)
Prepaid expenses and other assets	1,911	(2,035)
Accounts payable and accrued liabilities	586	1,411
Income taxes, net	8,852	10,773
Deferred revenues	2,135	1,040
Other non-current liabilities	77	(64)

Cash flows from by operating activities	$28,707	$47,165

Investing activities:
Purchases of available-for-sale securities	—	(77,765)
Proceeds from sale of available-for-sale securities	—	14,597
Purchases of property, plant and equipment	(1,910)	(1,798)
Other investing activities	—	54

Cash flows from investing activities	$(1,910)	$(64,912)

Financing activities:
Payments on debt	(329)	(359)
Proceeds from the exercise of stock options	1,258	3,743
Issuance of Class A common stock from ESPP purchase	1,501	479
Excess tax benefit from exercise of stock options	3,449	8,567

Cash flows from financing activities	$5,879	$12,430

Effect of foreign exchange rate changes on cash and cash equivalents	(577)	2,095

Net increase (decrease) in cash and cash equivalents	32,099	(3,222)
Cash and cash equivalents at beginning of fiscal year	372,403	412,487

Cash and cash equivalents at end of fiscal quarter	$404,502	$409,265

Supplemental disclosure:
Cash paid for income taxes	$4,320	$4,232
Cash paid for interest	242	295

See accompanying notes to condensed consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Unaudited Interim Financial Statements

The accompanying interim condensed consolidated balance sheet as of December 29, 2006, the condensed consolidated statements of operations for the fiscal quarters ended December 30, 2005 and December 29, 2006 and the condensed consolidated statements of cash flows for the fiscal quarters ended December 30, 2005 and December 29, 2006 are unaudited. These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended September 29, 2006 and include all adjustments necessary for fair presentation. The results for the fiscal quarter ended December 29, 2006 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 28, 2007. The fiscal quarters ended December 29, 2006 and December 30, 2005 both consisted of 13 weeks. Our 2007 fiscal year consists of 52 weeks and ends on September 28, 2007. Our 2006 fiscal year consisted of 52 weeks and ended on September 29, 2006.

The accompanying interim financial statements are prepared in accordance with Securities and Exchange Commission rules and regulations, which allow certain information and footnote disclosures that are normally included in annual financial statements to be condensed or omitted. As a result, the accompanying interim financial statements should be read in conjunction with our consolidated financial statements for the year ended September 29, 2006 that are included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include valuation allowances for receivables, carrying values of inventories, goodwill, intangible assets, stock-based compensation and deferred income tax assets. Actual results could differ from our estimates.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Quarter Ended
	December 30, 2005	December 29, 2006
	(in thousands, except per share amounts)
Numerator:
Net income	$17,269	$29,893

Denominator:
Weighted-average shares outstanding (basic)	104,295	107,947
Common stock equivalents from options to purchase Class A common stock and Class B common stock	5,895	4,820

Weighted-average shares outstanding (diluted)	110,190	112,767

Basic earnings per share	$0.17	$0.28
Diluted earnings per share	$0.16	$0.27

A total of 1,765,475 and 948,353 options were excluded from the calculation of common stock equivalents for the first quarter of fiscal 2006 and the first quarter of fiscal 2007, respectively, because their inclusion would have been anti-dilutive.

Cash Equivalents and Investments

We have investments in money market funds, United States government agency securities, auction rate certificates and municipal debt securities. We account for these instruments under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments that have original maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments that have original maturities between 91 days and one year from the date of purchase are classified as short-term investments; and investments that have maturities of more than one year from the date of purchase are classified as long-term investments. Auction rate certificates which have original maturities greater than one year are classified as short-term investments based on our ability and intent to sell these instruments within one year from the date of purchase. All of our investments are classified as available-for-sale and are recorded at fair market value, except for an investment in equity securities that is accounted for under the cost method, on the accompanying condensed consolidated balance sheet. Unrealized gains or losses from these investments are reported as a component of other comprehensive income and realized gains or losses are reported as a component of other income, net.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense in the consolidated financial statements over the requisite service period. Further, as required under SFAS 123R, we estimate forfeitures for share based awards that are not expected to vest. In the first quarter of fiscal 2007, we recorded stock-based compensation expense of $4.9 million under the fair-value provisions of SFAS 123R, compared to $5.1 million in the first quarter of fiscal 2006. See Note 4 “Stockholders’ Equity and Stock-Based Compensation” for further discussion.

Comprehensive Income

Comprehensive income includes net income, unrealized losses on available-for-sale securities and foreign currency translation adjustments, which are reflected as a component of stockholders’ equity. The components of comprehensive income, net of tax, were as follows:

	Fiscal Quarter Ended
	December 30, 2005	December 29, 2006
	(in thousands)
Net income	$17,269	$29,893
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(1,632)	3,967
Unrealized losses on available-for-sale securities, net of tax	—	(107)

Comprehensive income	$15,637	$33,753

Withholding and Sales Tax

Licensing revenue is recognized gross of withholding taxes that are remitted by our licensees directly to their local tax authorities. Withholding taxes were $2.2 million and $3.1 million in the first quarter of fiscal 2006 and 2007, respectively. Sales tax is accounted for on a net basis and is excluded from revenues.

2. Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of December 29, 2006 consisted of the following:

	September 29, 2006	December 29, 2006
	(in thousands)
Cash and cash equivalents:
Cash	$108,653	$111,216
Cash equivalents:
Money market funds	224,331	171,729
U.S. government agency securities	30,553	77,860
Municipal debt securities	48,950	48,460

Cash and cash equivalents	412,487	409,265

Investments:
U.S. government agency securities	17,011	78,520
Municipal debt securities	25,466	38,143
Auction rate certificates	62,850	51,750
Equity investment	794	794

Total investments	106,121	169,207

Cash, cash equivalents and investments	$518,608	$578,472

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of December 29, 2006 is as follows:

	Maturity
	90 Days or Less		91 Days to One Year		Greater than One Year
	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
	(in thousands)
Money market funds	$171,729	$—	$—	$—	$—	$—
U.S. government agency securities	77,860	14	53,528	—	24,992	(8)
Municipal debt securities	48,460	—	13,851	(2)	24,292	(12)
Auction rate certificates	—	—	51,750	(47)	—	—

Equity investment	—	—	—	—	794	—

Cash equivalents and investments	$298,049	$14	$119,129	$(49)	$50,078	$(20)

The equity investment represents equity securities that we have accounted for under the cost method and classified as long-term investments based on our ability and intent to hold the investment for more than one year.

Accounts Receivable

Accounts receivable consists of the following:

	September 29, 2006	December 29, 2006
	(in thousands)
Trade accounts receivable, licensing	$13,648	$5,234
Trade accounts receivable, products and services	8,949	8,844
Amounts receivable related to patent administration program	2,037	3,725
Other accounts receivable	640	745

	25,274	18,548
Less: Allowance for doubtful accounts	(1,724)	(1,662)

Accounts receivable, net of allowances	$23,550	$16,886

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, adjusted for excess and obsolete items, and consist of the following:

	September 29, 2006	December 29, 2006
	(in thousands)
Raw material	$4,339	$3,976
Work in process	1,437	2,394
Finished goods	5,328	5,215

Inventories	$11,104	$11,585

Goodwill and Intangible Assets

Following is a summary of goodwill and intangible assets:

	September 29, 2006	December 29, 2006
	(in thousands)
Amortized intangible assets:
Patents	$4,435	$4,435
Acquired technology	3,745	3,745
Other intangibles	11,428	11,428

	19,608	19,608

Less: Accumulated amortization	(4,654)	(5,182)

Intangible assets, net	$14,954	$14,426

Non-amortized intangible assets:
Goodwill	$23,188	$24,331

Amortization expense associated with our intangible assets was $0.5 million in both the first quarter of fiscal 2006 and 2007, and is included in cost of licensing, cost of product sales, and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The increase in goodwill from September 29, 2006 to December 29, 2006 was due to fluctuations in foreign currency exchange rates.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 29, 2006	December 29, 2006
	(in thousands)
Accounts payable	$4,581	$5,086
Accrued compensation and benefits	23,241	25,780
Accrued royalties	11,054	16,985
Accrued professional fees	3,629	3,517
Current portion of litigation settlement (see Note 5)	2,502	2,668
Amounts payable to patent pool partners	26,749	19,632
Other accrued liabilities	7,580	7,462

Accounts payable and accrued liabilities	$79,336	$81,130

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

Accounting policies for each of the operating segments are the same as those used on a consolidated basis. Our reportable segment information for the fiscal quarters ended December 30, 2005 and December 29, 2006 is as follows:

	Revenue
	Fiscal Quarter Ended
	December 30, 2005	December 29, 2006
	(in thousands)
Technology licensing	$68,982	$82,375
Products and services	22,043	22,067

Total revenue	$91,025	$104,442

	Gross Margin
	Fiscal Quarter Ended
	December 30, 2005	December 29, 2006
	(in thousands)
Technology licensing	$62,381	$74,715
Products and services	6,473	10,698

Total gross margin	$68,854	$85,413

	Reconciliation to Income before Provision for Income Taxes and Controlling Interest
	Fiscal Quarter Ended
	December 30, 2005	December 29, 2006
	(in thousands)
Total segment gross margin	$68,854	$85,413
Operating expenses	(44,479)	(46,147)
Other income, net	3,699	5,427

Total income before provision for income taxes and controlling interest	$28,074	$44,693

We do not track capital expenditures or assets by reportable segment. Consequently, it is not practical to show this information.

Geographic Data

Revenue by geographic region was determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for product sales, and the location where services were performed for service revenue, was as follows:

	Revenue by Geographic Region
	Fiscal Quarter Ended
	December 30, 2005	December 29, 2006
	(in thousands)
United States	$22,991	$24,061
International	68,034	80,381

Total revenue	$91,025	$104,442

The concentration of our revenue from individual countries or geographic regions was as follows:

	Fiscal Quarter Ended
	December 30, 2005	December 29, 2006
United States	25%	23%
Japan	25%	21%
Europe	20%	20%
Taiwan	9%	11%
China	9%	14%
Other	12%	11%

Revenue from one of our licensing segment’s customers represented $10.7 million, or 10%, of total revenue for the first quarter of fiscal 2007. No single customer accounted for 10% or more of total revenue in the first quarter of fiscal 2006.

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Long-Lived Tangible Assets by Geographic Region
	September 29, 2006	December 29, 2006
	(in thousands)
United States	$55,236	$54,556
International	21,759	22,623

Total long-lived tangible assets, net of accumulated depreciation	$76,995	$77,179

Long-lived tangible assets, which consist of property, plant and equipment net of accumulated depreciation, held in the United Kingdom were $21.0 million and $21.9 million at September 29, 2006 and December 29, 2006, respectively.

4. Stockholders’ Equity and Stock-Based Compensation

We utilize stock-based awards as a form of compensation for employees, officers, directors and non-employee consultants. Stock-based compensation expense was $5.1 million and $4.9 million in the first quarter of fiscal 2006 and 2007, respectively.

We recognized $3.8 million and $11.5 million in tax benefits related to stock-based compensation arrangements in the first quarter of fiscal 2006 and 2007, respectively.

We have issued stock-based awards in the form of stock options, stock appreciation rights, shares issued under our employee stock purchase plan and stock grants. Below is a summary of the different types of stock-based awards issued under our stock plans:

Stock Options. We have granted stock options to our employees, officers and directors under our 2005 Stock Plan and our 2000 Stock Incentive Plan. Stock options are generally granted at fair market value on the date of grant. Options granted to employees and officers generally vest over 4 years, with equal annual cliff-vesting and expire on the earlier of 10 years or 3 months after termination of service. Options granted to outside directors generally vest over 3 years. All options granted vest over the requisite service period and are settled through the issuance of shares of Dolby Laboratories common stock. Our 2005 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria, though no such awards have been granted as of December 29, 2006. Upon the exercise of stock options, we issue new shares of Class B common stock under the 2000 Stock Incentive Plan and new shares of Class A common stock under the 2005 Stock Plan. We utilize a Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant.

The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Quarter Ended
	December 30, 2005	December 29, 2006
Expected term (in years)	6.25	5.87
Risk-free interest rate	4.4%	4.6%
Expected stock price volatility	50.0%	44.3%
Dividend yield	—	—

To determine the expected term of our stock options granted in the first quarter of fiscal 2007, we utilized the historical exercise patterns of our employees. To determine the risk-free interest rate we used an average interest rate based on U.S. Treasury instruments having terms consistent with the expected term of our awards. To determine the expected stock price volatility we examined historical volatilities for our common stock and those of our peers. In addition, we considered the implied volatilities of our publicly-traded options with terms greater than six months. We then used a weighted-average of historical and implied volatility to determine our expected stock price volatility.

The following table summarizes the weighted-average fair value of stock options granted, the total intrinsic value of stock options exercised and the fair value of options vested during the first quarter of fiscal 2007:

	Fiscal Quarter Ended
	December 30, 2005	December 29, 2006
Weighted-average fair value at date of grant	$9.00	$12.97
Intrinsic value of options exercised (in thousands)	11,239	30,645
Fair value of options vested (in thousands)	1,937	1,531

Included in stock-based compensation expense was $4.3 million for the first quarter of fiscal 2006 and $4.6 million for the first quarter of fiscal 2007 related to employee stock options under the provisions of SFAS 123R, net of estimated forfeitures. Total unrecorded stock-based compensation cost at December 29, 2006 associated with employee stock options was $43.6 million, which is expected to be recognized over a weighted average period of 2.2 years.

Non-Employee Stock Options. We have also granted stock options to employees whose status subsequently changed to non-employee consultants subsequent to the dates of grant. We recognized $0.7 million and $0.1 million of stock-based compensation expense related to stock options held by non-employee consultants in the first quarter of fiscal 2006 and 2007, respectively. In accordance with Emerging Issues Task Force Issue 96-18, “Accounting for

Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (EITF 96-18), compensation cost for options issued to non-employee consultants is determined based on the fair value at the end of each reporting period. We utilize a Black-Scholes option pricing model to determine the fair value at the end of each reporting period, and we recognize compensation over the service period.

The following table summarizes information about stock options issued to officers, directors, employees and non-employee consultants under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 29, 2006	8,881	$5.47
Grants	1,498	28.23
Exercises	(1,342)	2.79
Forfeitures	(141)	9.00

Options outstanding at December 29, 2006	8,896	9.65	7.3	$190,132

Options vested and expected to vest at December 29, 2006	8,609	9.35	7.2	$186,544

Options exercisable at December 29, 2006	3,035	3.48	5.8	$83,568

Aggregate intrinsic value is based on the closing price of our common stock on December 29, 2006 of $31.02 and excludes the impact of options that were not in-the-money.

Stock Appreciation Rights. We have granted stock appreciation rights to certain of our foreign employees. These awards are settled in cash rather than stock, and are classified as liability awards under SFAS 123R. Stock-based compensation expense related to stock appreciation rights was $0.1 million in the first quarter of fiscal 2006 and $0.3 million in the first quarter of fiscal 2007.

Employee Stock Purchase Plan. We have an employee stock purchase plan (ESPP). During the first quarter of fiscal 2007, we issued 17,504 shares of Class A common stock under the ESPP. During the first quarter of fiscal 2007, the terms of our ESPP were considered non-compensatory under SFAS 123R and, therefore, no stock-based compensation expense associated with our ESPP was recognized. During the first quarter of fiscal 2006, we recorded $0.1 million in stock-based compensation for our ESPP as our plan was compensatory under SFAS 123R for the purchase period ending in November 2005.

5. Legal Proceedings

In May 2001, we filed a lawsuit against Lucent Technologies, Inc. and Lucent Technologies Guardian I, LLC together “Lucent,” contending that Lucent was wrongly asserting that our licensees using Dolby AC-3 audio compression technology required licenses to the patents at issue and seeking a declaration that the patents at issue are not infringed and/or are invalid. Lucent filed a counterclaim alleging that we have infringed the patents at issue. These patents generally involve a process and means for digitally encoding and decoding audio signals. On April 22, 2005, the United District Court for the Northern District of California granted our motions for summary judgment, finding that we have not infringed, induced others to infringe, or contributed to the infringement of the patents at issue. In granting summary judgment of non-infringement, the court found that Lucent had not presented evidence from which a reasonable fact-finder could find that Dolby AC-3 technology infringes the patents at issue. In light of the Court’s finding of non-infringement, it dismissed our claims that the Lucent patents are invalid. Lucent appealed the Court’s April 22, 2005 ruling to the United States Court of Appeals for the Federal Circuit, which affirmed the decision of the United States District Court granting summary judgment. Lucent chose not to file a petition for a panel rehearing en banc with the United States Court of Appeals for the Federal Circuit and did not seek a writ of certiorari before the United States Supreme Court. Accordingly the judgment is now final.

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet using a discount rate of 5.125%, which approximates our incremental cost of borrowing rate. Interest related to this liability is recorded quarterly and is included in other income, net on the accompanying condensed consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of December 29, 2006, we had $15.0 million remaining to be paid under this settlement.

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

6. Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for periods beginning after November 15, 2007. We do not expect the adoption of SFAS 157 will have a material effect on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how to evaluate the materiality of an uncorrected misstatement in the current year financial statements using both an income statement approach (the rollover approach) and a balance sheet approach (the iron curtain approach). The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement while the iron curtain approach quantifies a misstatement based on the effects of correcting the cumulative misstatement existing in the balance sheet at the end of the current year. SAB 108 is effective for periods beginning after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial position or results of operations.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: demand for and future revenues from the sale of consumer electronics products incorporating our technologies, including traditional and next–generation DVD players; growth opportunities in the consumer electronics market; opportunities to incorporate our technologies in markets outside the traditional consumer electronics market; the impact of inclusion of certain of our technologies in audio standards; the rate of adoption of and sales of next–generation DVD players; diversification of sources of licensing revenue; demand for and future revenues from incorporation of our technologies in personal computers; increase in sales of our products and demand for consumer electronics products containing our technologies in emerging economies; concentration of manufacturing of consumer electronic products containing our technologies in emerging economies and the associated challenges in royalty collection and intellectual property enforcement; pricing strategies for our digital cinema product and competitive pricing pressures for our cinema products; the pace of the movie industry’s transition to digital cinema and our expected revenue associated with the transition; our expected product sales and expected gross margins; our expected effective tax rate for the remaining quarters of fiscal 2007; our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for goodwill, accounting for income taxes, personal holding company matters and stock-based compensation; calculations of royalties due to our licensors; statements regarding the sufficiency of our cash reserves; and our expected rate of return on investments. Actual results may differ materially from those discussed in these forward looking statements due to a number of factors, including: the rate of growth of the markets for consumer electronics that include our technologies; whether our technologies are selected for and remain part of audio standards; the rate of deployment and adoption of next–generation DVD players; the extent to which our expectations regarding new licensing markets are realized; the extent to which consumer electronics manufacturers concentrate their production in emerging economies that present royalty collection and intellectual property enforcement challenges; the extent to which consumers in emerging economies elect to purchase products containing our technologies; the extent to which professionals using our equipment continue to demand innovative technology solutions developed by us; the pace of the movie industry’s transition to digital cinema; our ability to tailor our traditional model of selling to respond to market trends; whether our competitors are able to develop and sell alternative digital cinema technologies to our customers; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; the accuracy of our calculations of royalties due to our licensors; fluctuations in interest rates; and risks set forth in the section entitled “Risk Factors” of in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results. The periods presented herein consist of our first quarters of fiscal years 2006 and 2007. Our fiscal quarter periods ended December 30, 2005 and December 29, 2006 both consisted of 13 weeks. Our 2007 fiscal year consists of 52 weeks and ends on September 28, 2007.

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

We conduct our business in two operating segments: licensing our technologies to manufacturers of consumer electronics products, software developers and developers of professional products, and selling our professional products and related services.

In our technology licensing segment, we work with manufacturers of integrated circuits (ICs) to help them incorporate our technologies into their ICs. These manufacturers then sell ICs to product manufacturers that license our technologies for incorporation in products such as DVD players, DVD recorders, audio/video receivers, television sets, set-top boxes, video game consoles, portable audio and video players, personal computers, in-car entertainment systems and other consumer electronics products. We also license our technologies to software developers who implement our technologies for use in personal computer software products. Our licensing arrangements typically entitle us to receive a specified royalty for every product shipped by product manufacturer or software developer licensees that incorporates our technologies. We do not receive royalties from IC manufacturers. We also collect fees for administering joint licensing programs (commonly referred to as “patent pools”) on behalf of third parties. In fiscal 2005, 2006 and the first quarter of fiscal 2007 our licensing revenue represented 75%, 77% and 79% of our total revenue, respectively.

In our products and services segment, we design, manufacture and sell audio products for the motion picture, broadcast, music and video game industries to improve sound quality, provide surround sound and increase the efficiency of sound storage and distribution. The majority of our professional product revenue is derived from sales of cinema processors, which movie theatres use to process film soundtracks. Our services revenue is primarily generated by service agreements with motion picture production companies who utilize our services and equipment. Our sound engineers work alongside filmmakers, television broadcasters, music producers and video game designers to help them use our products to create and reproduce the sound they envision. Our sound engineers also provide training, system design expertise and on-site technical expertise to cinema operators to help them configure their theatres and sound equipment to ensure that movie soundtracks are replayed with consistent high-quality sound. In our digital cinema content preparation service unit we act as a technical agent for our clients, following the content from start to finish, providing the compression mastering and distribution media preparation, distribution and verification services.

We are a global organization. We have licensed our technologies to manufacturers in approximately 35 countries, including countries in North America, Europe and Asia. In fiscal 2005, 2006 and the first quarter of fiscal 2007, revenue from licensees outside the United States represented 76%, 77% and 79% of our licensing revenue, respectively. Our licensees distribute products incorporating our technologies throughout the world. We sell our professional products and services in over 50 countries. In fiscal 2005, 2006 and the first quarter of fiscal 2007, revenue from sales outside the United States represented 61%, 64% and 68% of our professional products sales and services revenue, respectively. Most of our revenue is derived from transactions denominated in United States dollars.

Management Discussion Regarding Opportunities, Challenges and Risks

Our Technology Licensing Segment

Revenue from our technology licensing segment constitutes the majority of our total revenue, representing 75%, 77% and 79% of total revenue in fiscal 2005, 2006 and the first quarter of fiscal 2007, respectively. We categorize our technology licensing segment into the following markets:

•	Consumer electronics (CE) market – primarily comprised of DVD players, DVD recorders, audio/video receivers and home-theatres-in-a-box.

•	Personal computer (PC) market – primarily comprised of software DVD players and DVD authoring applications.

•	Broadcast market – primarily comprised of televisions and television set-top boxes.

•	Gaming market – primarily comprised of video game consoles.

•	Automotive market – comprised of in-car entertainment products.

•	Licensing services – revenue from joint licensing program administration performed by our subsidiary Via Licensing.

Historically, the consumer electronics market, which is driven primarily by revenue attributable to DVD player sales, has been our largest market, generating just over 50% of our licensing revenue in fiscal 2005 and approximately 45% of our licensing revenue in fiscal 2006. We expect next-generation DVD players for high-definition content to be a growth opportunity in the consumer electronics market. Our Dolby Digital, Dolby Digital Plus and TrueHD technologies have been selected as mandatory audio standards in the High-Definition Digital Versatile Disc (HD-DVD) format. Dolby Digital has been selected as a mandatory audio standard and Dolby Digital Plus and TrueHD have been selected as optional audio standards in the Blu-ray Disc format. However, the release and consumer adoption of next-generation DVD players has been slower than expected due, in part, to the competing HD-DVD and Blu-ray Disc formats. Consequently, we expect our ability to generate significant royalties from incorporation of our technology in next-generation DVD players will also be delayed. Even assuming resolution of the competing disc format conflict, the rate of consumer adoption of next-generation DVD players is uncertain and may be slower than past growth rates of traditional DVD players. Furthermore, as the market for traditional DVD players continues to mature, the industry has moved towards lower-end Chinese-made DVD players, which we believe poses challenges in royalty collection and intellectual property enforcement in China.

We are continuing to diversify our sources of licensing revenue by actively promoting the incorporation of our technologies for use in growing markets outside of our traditional consumer electronics market, such as personal computers, broadcast, gaming and automotive.

The personal computing market, which represented over 25% of our licensing revenue in fiscal 2005 and just over 30% in fiscal 2006, has been primarily driven by demand for software DVD players and to a lesser extent, DVD authoring applications. Historically, PC manufacturers have frequently included DVD playback functionality, which includes Dolby technologies, in their products. However, PC manufacturers are experiencing pricing pressure and, as a result, may elect to exclude DVD playback functionality from their products, thereby, requiring an additional cost to add this capability, which may affect demand for our technology. Microsoft recently introduced its Windows Vista operating system, which includes Dolby technologies in two of its six operating system editions, the Windows Vista Home Premium Edition and the Windows Vista Ultimate Edition. It is unclear which edition, or editions, will be widely adopted, and therefore, how this operating system will affect demand for software DVD players.

The broadcast market, which is primarily driven by demand for Dolby Digital in televisions and set-top boxes, represented approximately 10% of our licensing revenue in fiscal 2005 and just over 10% in fiscal 2006. The broadcast market has benefited in recent years from the transition from analog televisions to digital televisions. Revenue generated from the gaming and automotive markets has primarily been driven by demand for Dolby Digital and ATRAC technology in video game consoles and Dolby Digital in in-car entertainment systems.

Any future growth in the PC, broadcast, gaming and automotive markets may not fully offset a potential decline in the growth of revenue generated from our consumer electronics market.

Our technologies are incorporated in consumer electronics and digital entertainment products throughout the world. We expect that sales of products incorporating our technologies in emerging economies, such as China and India, will increase in the future as consumers in these geographical markets have more disposable income available for increased purchases of entertainment products, although there can be no assurance that this will occur. We also expect that manufacturers from lower-cost manufacturing countries, including China, will increase production of consumer electronics and digital entertainment products in the future to satisfy this increased demand. Associated with opportunities of doing business in these emerging economies, such as China, are unique risks that have and will continue to affect our operating results, such as manufacturers failing to report or underreporting product shipments. In an effort to better serve our licensees and address these risks we have expanded our presence in Asia, with offices in Taiwan, Shenzhen and Seoul.

Our Products and Services Segment

Revenue from our products and services segment represented 25%, 23% and 21% of total revenue in fiscal 2005, 2006 and the first quarter of 2007, respectively. We are committed to developing technologies for use by professionals in the entertainment industry. We believe that filmmakers, broadcasters, music producers and video game designers will continue to push for technology solutions to help create, distribute and play back rich, high quality sounds and images. As a result, we believe that major advances in sound, imaging and other technologies for the recording, delivery and playback of entertainment will likely first be introduced in products designed for use by professionals.

Sales of our professional products and services tend to fluctuate based on the underlying trends in the motion picture and broadcast industries. For example, when box office receipts for the motion picture industry increase, we have typically seen sales of our professional cinema products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced cinema products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to upgrade their systems or build new theatres. In the broadcast industry, consumer demand for high-quality broadcasts can drive broadcasters to purchase our professional broadcast products. For example, broadcasters seeking to deliver content to consumers in Dolby Digital 5.1 surround sound positively affected sales of our professional broadcast products in fiscal 2006.

Our services revenue, both in the United States and internationally, is also tied to the strength of the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work-stoppages within the motion picture industry as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

In recent years we have developed a digital cinema system which allows for the storage and playback of digital content in theatres. Helping the motion picture industry transition to digital cinema continues to be a major initiative in our products and services segment. Digital cinema offers the motion picture industry possible means to achieve substantial cost savings in printing and distributing movies, to combat piracy, and to enable movies to be played repeatedly without degradation in image and audio quality. It also provides additional revenue opportunities for cinema operators, as concerts and sporting events already in digital format could be broadcast live via satellite to digitally-equipped theatres. The cinema industry is still in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. A single systems integrator, Christie/AIX, has installed most of the digital cinema systems deployed to date in U.S. theatres. In response to movie studio requirements, Christie/AIX has required that the digital cinema equipment included in its installations provide particular capabilities, which our products did not satisfy at the end of the first quarter of fiscal 2007. Consequently, we have not supplied digital cinema systems to Christie/AIX, and at least one competitor has a significantly greater installed base of its competing digital cinema products than we do due to its participation in Christie/AIX’s deployments. After the end of the first quarter of fiscal 2007, we incorporated enhancements to our digital cinema system which we believe satisfies the particular capabilities required by Christie/AIX, although there is no assurance that Christie/AIX will include our digital cinema systems in its future installations. Additionally, our inability to deploy our digital cinema products in significant numbers in the early stages of the transition to digital cinema could limit our eventual share of the digital cinema product market.

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

In an effort to encourage the motion picture industry to increase the pace of conversion to digital cinema, we entered into a collaboration agreement with Walt Disney Pictures and Television in the third quarter of fiscal 2005 under which we deployed digital cinema systems in selected theatres throughout the U.S. We funded the majority of the equipment and installation costs related to this deployment, resulting in a total expense of approximately $8.6 million to cost of product sales and cost of services, of which the majority was recorded in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006.

In recent years, our products and services segment has grown more slowly than our technology licensing segment. In addition, the profit margin for our products and services segment has been lower than our technology licensing segment and is expected to remain so. Future initiatives associated with digital cinema in this competitive market may adversely affect our gross margin.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is both important to a company’s financial condition and results of operations and it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this Form 10-Q. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

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

Revenue Recognition

We evaluate revenue recognition for transactions to sell products and services and to license technology, trademarks and know-how using the criteria set forth by the SEC in Staff Accounting Bulletin 104, Revenue Recognition (SAB 104). For revenue transactions that involve software or software-related products, such as certain fees we earn from integrated software vendors (ISVs), certain other licensees and certain product sales, we recognize revenue under the guidance established by Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). Both SAB 104 and SOP 97-2 state that revenue is recognized when each of the following criteria is met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is probable.

Licensing. Our licensing revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights, including patents, trademarks and know-how. Royalties are recognized when all revenue recognition criteria have been met. We make judgments as to collectibility based on the licensee’s recent payment history, the existence of a standby letter-of-credit between the licensee’s financial institution and our financial institution, or an evaluation of the licensee’s creditworthiness. In cases where collectibility is not probable, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met.

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

Product Sales and Services. Our revenue from the sale of products is recognized when the risk of ownership has transferred to our customer as provided under the terms of the governing purchase agreement, typically the invoice we deliver to the customer, and all the other revenue recognition criteria have been met. Generally, these purchase agreements provide that the risk of ownership is transferred to the customer when the product is shipped. Services are recognized as the services related to a given project are completed and all other revenue recognition criteria have been met.

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

Allowance for Doubtful Accounts

We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, thereby reducing the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for doubtful accounts based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated statements of operations and our financial condition. Our allowance for doubtful accounts totaled $1.7 million at December 29, 2006. An incremental change of 1% in our allowance for doubtful accounts as a percentage of trade accounts receivables would have a $0.1 million increase or decrease in our operating results.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. The fair value of each of our reporting units is determined by using a discounted cash-flow model which considers a number of factors, including estimated future cash-flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimation of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. Our fiscal 2006 impairment test of goodwill, which was performed in the third quarter of fiscal 2006, resulted in no impairment charge. Fluctuations in our fair value, which may result from changes in economic conditions, our results of operations and other factors, relative to the carrying value, could result in impairment charges in future periods.

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

During fiscal 2006 and the first quarter of fiscal 2007, more than 50% of the value of our stock was held by Ray Dolby and stockholders considered affiliated with him pursuant to the stock ownership attribution rules applicable to personal holding companies. We expect this will continue to be the case in the foreseeable future. In addition, a significant portion of our income is from licensing fees, which may constitute personal holding company income. Currently, however, less than 60% of Dolby Laboratories’ adjusted ordinary gross income is personal holding company income. Given our current sources of revenue, we believe that neither we nor any of our subsidiaries is currently liable for personal holding company tax.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. In the first quarter of fiscal 2007, we recorded stock-based compensation expense of $4.9 million under the fair-value provisions of SFAS 123R, compared to $5.1 million in the first quarter of fiscal 2006. See Note 4 “Stockholders’ Equity and Stock-Based Compensation” for further discussion.

Results of Operations

Revenue

	Fiscal Quarter Ended		Change
	December 30, 2005	December 29, 2006	$	%
	($ in thousands)
Revenue:
Licensing	$68,982	$82,375	$13,393	19%
Percentage of total revenue	76%	79%
Product sales	16,004	15,210	(794)	(5)%
Percentage of total revenue	17%	14%
Services	6,039	6,857	818	14%
Percentage of total revenue	7%	7%

Total revenue	$91,025	$104,442	$13,417	15%

Licensing. The $13.4 million, or 19%, increase in licensing revenue from the first quarter of fiscal 2006 to the first quarter of fiscal 2007 was primarily due to increased revenue from our personal computer market, broadcast market and consumer electronics market. The increase in revenue from our PC market has been driven primarily by growth in sales of DVD player software products. The increase in revenue from our broadcast market has been driven by growth in sales of digital televisions and cable and satellite set-top boxes that incorporate our technologies. The increase in revenue from our consumer electronics market has primarily been driven by growth in sales of traditional and portable DVD players.

Product Sales. The $0.8 million, or 5%, decrease in our product sales revenue from the first quarter of fiscal 2006 to the first quarter of fiscal 2007 was principally attributable to a decrease in sales of our cinema products. This decrease was partially offset by an increase in sales of our live-sound products.

Services. The $0.8 million, or 14%, increase in service revenue from the first quarter of fiscal 2006 to the first quarter of fiscal 2007 was primarily attributable to an increase in film services. In addition, revenue from our foreign services were positively affected by fluctuations in foreign currency exchange rates.

Gross Margin

	Fiscal Quarter Ended
	December 30, 2005	December 29, 2006
Gross margin:
Licensing gross margin percentage	90%	91%
Product sales margin percentage	21%	43%
Services gross margin percentage	52%	61%

Total gross margin percentage	76%	82%

Licensing Gross Margin. We license to our customers intellectual property that may be internally developed, acquired by us or licensed from other parties. Our cost of licensing consists principally of royalty obligations to third parties for the licensing of intellectual property rights that we sublicense as part of our licensing arrangements with our customers. Our cost of licensing also includes amortization expenses associated with purchased intangible assets. Cost of licensing in the first quarter of fiscal 2007 includes approximately $6 million in royalty expenses that we accrued under a patent license agreement with an unrelated third party licensor. In the third quarter of fiscal 2006 we evaluated whether the payment of royalties using the methodology under which we have historically calculated royalties would constitute an overpayment. Subsequently, we notified the licensor that we no longer intend to pay royalties under the historic methodology. We have paid the licensor under the new methodology since the third quarter of fiscal 2006. Accrued royalties for unpaid amounts related to this licensor from the third quarter of fiscal 2006 to the first quarter of fiscal 2007 were approximately $16 million at December 29, 2006. We have not received a response from the licensor.

Product Sales Gross Margin. Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. In addition, cost of product sales includes a $5.7 million charge recorded in the first quarter of fiscal 2006 in connection with our digital cinema collaboration with Walt Disney Pictures and Television discussed above in our product and services segment overview in the “Management Discussion Regarding Opportunities, Challenges and Risks” section. As a result of this charge, product sales gross margin was 21% in the first quarter of fiscal 2006. The increase in product sales gross margin from the first quarter of fiscal 2006 to the first quarter of fiscal 2007 was primarily attributable to the charge recognized in fiscal 2006 in connection with our digital cinema collaboration. In the first quarter of fiscal 2007, our product sales gross margin was negatively impacted by $0.7 million in costs incurred to upgrade our digital cinema equipment currently deployed in theatres, as well as higher production costs compared to the first quarter of fiscal 2006 in order to comply with restrictions on lead and other hazardous substances in specified electronic products sold in the European Union. Upon meeting certain contractual obligations during the remainder of fiscal 2007, we expect to recognize revenue related to a number of digital cinema systems that are currently deferred. We expect that the recognition of this revenue, and related costs, will adversely impact our product sales gross margins for fiscal 2007 because these products were sold at a lower margin than our other professional products.

Services Gross Margin. Cost of services primarily consists of the payroll and benefits costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. In the first quarter of fiscal 2006, we recorded a charge of $0.7 million related to services provided in connection with the digital cinema collaboration with Walt Disney Pictures and Television discussed above. The increase in services gross margin from the first quarter of fiscal 2006 to the first quarter of fiscal 2007 was primarily due to this charge.

Operating Expenses

	Fiscal Quarter Ended		Change
	December 30, 2005	December 29, 2006	$	%
	($ in thousands)
Operating expenses:
Selling, general and administrative	$36,537	$37,311	$774	2%
Percentage of total revenue	40%	36%
Research and development	7,942	8,836	894	11%
Percentage of total revenue	9%	8%

Total operating expenses	$44,479	$46,147	$1,668	4%

Selling, General and Administrative. Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, professional service fees and facility costs for our sales, marketing and administrative functions. Selling, general and administrative expenses increased in the first quarter of fiscal 2007 from the first quarter of fiscal 2006 primarily due to an increase of $1.6 million in professional fees, an increase of $1.3 million in personnel expenses, partially offset by a decrease in advertising and promotional expenses of approximately $0.9 million. In addition, we incurred a $0.8 million charge in the first quarter of fiscal 2006 associated with recognizing the results of our subsidiary, Lake Technology Limited, on a current basis rather than one quarter in arrears. The increase in professional fees was driven by an increase in audit and accounting and consulting services incurred to comply with the Sarbanes-Oxley Act, and to a lesser extent, an increase in outside legal fees. The increase in personnel expenses was primarily driven by increases in headcount.

Research and Development. Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The $0.9 million, or 11%, increase in research and development expense from the first quarter of fiscal 2006 to the first quarter of fiscal 2007 was primarily driven by personnel expenses driven by increased headcount, and an increase in consulting expenses for outside research and development services.

Other Income, Net

	Fiscal Quarter Ended		Change
	December 30, 2005	December 29, 2006	$	%
	($ in thousands)
Other income, net	$3,699	$5,427	$1,728	47%

Other income, net, primarily consists of interest income earned on cash, cash equivalent and investment balances, offset by interest expense on outstanding balances on our facility debt obligations. Also included are gains and losses on interest rate swap agreements associated with our facility debt obligations and foreign exchange rate fluctuations. The increase in other income of $1.7 million, or 47% from the first quarter of fiscal 2006 to the first quarter of fiscal 2007 was due to an increase in interest income driven by the investment of our available cash into short-term and long-term investments, as well as higher total cash, cash equivalents and investment balances driven by cash generated from operations, offset by losses on foreign currency translation due to an unfavorable fluctuation in foreign currency exchange rates.

Income Taxes

	Fiscal Quarter Ended
	December 30, 2005	December 29, 2006
	($ in thousands)
Income taxes:
Provision for income taxes	$10,486	$14,452
Effective tax rate	37%	32%

Our effective tax rate is based upon projection of annual fiscal year results. Our effective tax rate in the first quarter of fiscal 2006 was 37%, compared to 32% for the first quarter of fiscal 2007. The change in our effective tax rate from the first quarter of fiscal 2006 to the first quarter of fiscal 2007 was due primarily to increases in research and development tax credits resulting from a change in the tax law. This change reinstated the research and development tax credits for periods prior to the first quarter of fiscal 2007. In addition, in the first quarter of fiscal 2007, an increase in tax deductions related to disqualifying dispositions of incentive stock options, as well as the generation of tax-exempt interest income, further decreased our effective tax rate. For the remaining quarters of fiscal 2007 we expect our effective tax rate to be approximately 38% excluding the impact of any further disqualifying dispositions of incentive stock options.

Liquidity and Capital Resources

The following table presents selected financial information for the fiscal quarters ended on the dates indicated:

	September 29, 2006	December 29, 2006
	(in thousands)
Cash and cash equivalents	$412,487	$409,265
Short-term investments	73,212	119,129
Long-term investments	32,909	50,078
Accounts receivable, net of allowances	23,550	16,886
Accounts payable and accrued liabilities	79,336	81,130
Working capital (a)	479,778	515,281

	December 30, 2005	December 29, 2006
	(in thousands)
Cash flows from operating activities (fiscal year-to-date)	28,707	47,165
Capital expenditures (fiscal year-to-date) (b)	1,910	1,798
Cash flows from investing activities (fiscal year-to-date)	1,910	64,912
Cash flows from financing activities (fiscal year-to-date)	5,879	12,430

(a)	Working capital consists of total current assets less total current liabilities.
(b)	Capital expenditures primarily consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements and production and test equipment.

As of December 29, 2006, we had cash and cash equivalents of $409.3 million, compared to $412.5 million at September 29, 2006. In addition, at December 29, 2006 we had short-term and long-term investments of $169.2 million, compared to $106.1 million at September 29, 2006. The decrease in cash and cash equivalents of $3.2 million from September 29, 2006 to December 29, 2006 was primarily due to cash generated from operations and financing activities of $59.6 million, offset by cash used in investing activities of $64.9 million primarily due to net purchases of available-for-sale securities.

Cash flow from operating activities was primarily driven by net income of $29.9 million. Net income also included non-cash expenses of $8.1 million related to stock-based compensation expense and depreciation and amortization for the first quarter of fiscal 2007, as well as approximately $6 million in accrued royalty expenses that we recorded in the first quarter of fiscal 2007 but have not paid. Cash paid out to members of one of our joint patent licensing programs was partially offset by collections of outstanding accounts receivables from September 29, 2006.

We believe that our cash, cash equivalents and potential cash flow from operations will be sufficient to satisfy our cash requirements through at least the next 12 months.

Cash used in investing activities was $64.9 million for the first quarter of fiscal 2007, which was primarily due to net purchases of available-for-sale securities of $63.2 million, and capital expenditures of $1.8 million.

Cash provided by financing activities was $12.4 million for the first quarter of fiscal 2007. Cash provided by financing activities was primarily driven by proceeds and excess tax benefits from the exercise of stock options, as well as the issuance of common stock related to our Employee Stock Purchase Plan.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments. As of December 29, 2006, we had cash and cash equivalents of $409.3 million, which consisted of cash, highly liquid money market funds and United States government agency securities with original maturities of three months or less. In addition, we had short-term and long-term investments of $169.2 million, which consisted primarily of United States government agency securities and municipal debt with original maturities greater than 90 days. Many of these investments are subject to fluctuations in interest rates, which could impact our results. At December 29, 2006 the average investment maturity of our investment portfolio was six months or less. Based on our investment portfolio balance as of December 29, 2006, a hypothetical change in interest rates of 1% would have approximately a $1.2 million impact, and a change of 0.5% would have approximately a $0.6 million impact on the carrying value of our portfolio. Furthermore, a hypothetical change in interest rates of 1% would have approximately a $4.2 million impact, and a change of 0.5% would have approximately a $2.1 million impact on interest income over a one-year period.

Interest Rate Swap Agreements. We have entered into interest rate swap agreements to manage our exposure to interest rate changes on our facility debt obligations. The swap agreements involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Gains and losses associated with the swap agreements are included in other income, net, in our condensed consolidated statements of operations.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

Foreign Currency Exchange Risk

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom. Consequently, we have exposure to adverse changes in exchange rates associated with our foreign business operations. While most of our revenue is derived from transactions denominated in United States dollars, nearly all of our costs from our foreign operations are derived from transactions denominated in the functional currency of that foreign location. As a result, our operating income is subject to exposure from changes in exchange rates. For example, the average exchange rate for fiscal 2006 of the British pound sterling to the United States dollar was approximately 1.8 United States dollars for one British pound sterling. We estimate that if the average exchange rate for the British pound sterling had been 10% higher or lower, it would have had an impact of approximately a $2.8 million on our operating income during fiscal 2006. In addition, we are in the process of expanding out foreign operations, specifically in Asia, which will increase our exposure to changes in foreign currency exchange rates.

In fiscal 2005, we began selling more products in United States dollars from our United Kingdom branch and maintained the receipts in a United States dollar account in the United Kingdom. The functional currency of our United Kingdom branch is the British pound sterling. Therefore, we were required to remeasure balances that were in currencies other than the functional currency and recognize the impact of these foreign exchange rate fluctuations in our results of operations. As the United States dollar cash balances grew throughout fiscal 2005, our results of operations became exposed to foreign exchange gains and losses. In the first quarter of fiscal 2006, we converted much of the balance into British pound sterling, thereby significantly mitigating the exposure from fluctuations in foreign exchange rates on our statement of operations. We periodically convert cash balances denominated in United States dollars at our United Kingdom branch into British pound sterling to mitigate this exposure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 29, 2006, that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2001, we filed a lawsuit against Lucent Technologies, Inc. and Lucent Technologies Guardian I, LLC together “Lucent,” contending that Lucent was wrongly asserting that our licensees using Dolby AC-3 audio compression technology required licenses to the patents at issue and seeking a declaration that the patents at issue are not infringed and/or are invalid. Lucent filed a counterclaim alleging that we have infringed the patents at issue. These patents generally involve a process and means for digitally encoding and decoding audio signals. On April 22, 2005, the United District Court for the Northern District of California granted our motions for summary judgment, finding that we have not infringed, induced others to infringe, or contributed to the infringement of the patents at issue. In granting summary judgment of non-infringement, the court found that Lucent had not presented evidence from which a reasonable fact-finder could find that Dolby AC-3 technology infringes the patents at issue. In light of the Court’s finding of non-infringement, it dismissed our claims that the Lucent patents are invalid. Lucent appealed the Court’s April 22, 2005 ruling to the United States Court of Appeals for the Federal Circuit, which affirmed the decision of the United States District Court granting summary judgment. Lucent chose not to file a petition for a panel rehearing en banc with the United States Court of Appeals for the Federal Circuit and did not seek a writ of certiorari before the United States Supreme Court. Accordingly, the judgment is now final.

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

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10–K for our fiscal year ended September 29, 20006. The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business operating results and financial condition could be materially adversely affected.

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

We derive most of our revenue from the licensing of our technologies to consumer electronics product manufacturers. We derived 73%, 75% and 79% of our total revenue from our technology licensing business in fiscal 2004, 2005 and 2006, respectively. We do not manufacture consumer electronics products ourselves and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products and software developers to pay us a specified royalty for every electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our revenue will decline. Moreover, we have a widespread presence in markets for electronics products, such as the consumer electronics product market, which includes DVD players, audio/video receivers and other home theatre consumer electronics products, and, as a result, there is little room for us to further penetrate such markets. Lower sales of products incorporating our technologies could occur for a number of reasons. Changes in consumer tastes or trends, or changes in industry standards, may adversely affect our licensing revenue. Increasing market saturation, durability of products in the marketplace, competing products and alternate consumer entertainment options could adversely affect demand for new products incorporating our technologies. In addition, our licensees, for whatever reason, may not choose to or may not be able to incorporate our technologies into their products in the future.

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

The development of these markets depends on increased consumer demand for products that contain our technologies, which may not occur. Any failure of such markets to develop or consumer demand to grow would have a material adverse effect on our business and prospects. For example, in the PC market, equipment manufacturers and software developers are experiencing pricing pressure and, as a result, may elect to exclude DVD playback functionality from their products, thereby, requiring an additional cost to add this capability, which may affect demand for our technology. Whether our revenue from digital broadcast networks and broadband internet services increases depends upon the expansion of digital broadcast technologies and broadband internet as a medium of entertainment, which may not occur. In addition, even when our technologies are adopted as industry standards for a particular market, such market may not fully develop. In such case, our success depends not only on whether our technologies are adopted as industry standards for such market, but also on the development of that market, which may not occur. Demand for our technologies in any of these developing markets may not continue to grow, and a sufficiently broad base of consumers and professionals may not adopt or continue to use these technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide select technologies and entertainment for little or no cost, such as many of the services provided in connection with broadband internet services. Moreover, some of these markets are ones in which we have not previously participated and, because of our limited experience, we may not be able to adequately adapt our business and our technologies to the needs of customers in these fields.

If we fail to deliver innovative technologies in response to changes in the entertainment industry, our business could decline.

The markets for our professional products and the markets for consumer electronics products using our licensed technologies are characterized by rapid change and technological evolution. We will need to expend considerable resources on research and development, or acquisitions, in the future in order to continue to design and deliver enduring, innovative entertainment products and technologies. Despite our efforts, we may not be able to develop, or acquire, and effectively market new products, technologies and services that adequately or competitively address the needs of the changing marketplace. For example, we cannot assure that Dolby Volume, Dolby’s new volume leveling solution designed to address the annoyances of inconsistent loudness, will address the needs of the marketplace, be effectively marketed or be a successful technology. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere. Our future success depends to a great extent on our ability to develop, or acquire, and deliver innovative technologies that are widely adopted in response to changes in the entertainment industry and that are compatible with the technologies or products introduced by other entertainment industry participants.

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

When a standards-setting body mandates our technologies as explicit industry standards, we generally must agree to license such technologies on a fair, reasonable and non-discriminatory basis, which could limit our control over the use of these technologies. In these situations, we must often limit the royalty rates we charge for these technologies, which could adversely affect our gross margins. Furthermore, we may be unable to limit to whom we license such technologies, and may be unable to restrict many terms of the license. From time to time we may be subject to claims that our licenses of our industry standard technologies may not conform to the requirements of the standards-setting body. Private parties have raised this type of issue with us in the past. Allegations such as these could be asserted in private actions seeking monetary damages and injunctive relief, or in regulatory actions. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies in ways that could injure our reputation and otherwise materially and adversely affect our business, operating results and prospects.

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

We also have often experienced, and expect to continue to experience, problems with non-licensee consumer electronics product manufacturers and software developers, particularly in emerging economies, such as China, incorporating our technologies or incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. This unauthorized use of our intellectual property could adversely affect our operating results.

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

A single systems integrator, Christie/AIX, has installed most of the digital cinema systems deployed to date in U.S. theatres. In response to movie studio requirements, Christie/AIX has required that the digital cinema equipment included in its installations provide particular capabilities, which our products did not satisfy at the end of the first quarter of fiscal 2007. Consequently, we have not supplied digital cinema systems to Christie/AIX, and at least one competitor has a significantly greater installed base of its competing digital cinema products than we do due to its participation in Christie/AIX’s deployments. After the end of the first quarter of fiscal 2007, we incorporated enhancements to our digital cinema system which we believe now satisfies the particular capabilities required by Christie/AIX, although there is no assurance that Christie/AIX will include our digital cinema systems in its future installations. Additionally, our inability to deploy our digital cinema products in significant numbers in the early stages of the transition to digital cinema and the prices of our digital cinema products could limit the success of our digital cinema initiatives, which could materially and adversely affect our operating results. In addition, our digital cinema products have higher prices than those of some of our competitors.

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

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors on the professional side of our business include Avica, DTS, Doremi, EVS, GDC, Kodak, Microsoft, NEC, Panastereo, Qube, QuVis, Sony and UltraStereo. Competitors on the consumer side of our business include Coding Technologies, DTS, Fraunhofer Institute for Integrated Circuits, Philips, Microsoft, RealNetworks, Sony, SRS Labs, DivX, Inc., and Thomson. In addition, other companies may become competitors in the future. Some people may perceive the quality of sound produced by some of our competitors’ technologies to be equivalent or superior to that produced by ours. In addition, some of our current and/or future competitors may have significantly greater financial, technical, marketing and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, Microsoft and RealNetworks may have an advantage over us in the market for internet technologies because of their greater experience and presence in that market. In addition, some of our current or potential competitors, such as Microsoft and RealNetworks, may be able to offer integrated system solutions in markets for sound or non-sound entertainment technologies, including audio, video and rights management technologies related to personal computers or the internet, which could make competing technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing technologies at lower prices than our technologies, which could adversely affect our operating results. Further, many of the consumer electronics products that include our sound technologies also include sound technologies developed by our competitors. As a result, we must continue to invest significant resources in research and development in order to enhance our technologies and our existing products and services and introduce new high-quality products and services to meet the wide variety of such competitive pressures. Our business will suffer if we fail to do so successfully.

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

We have a relatively limited number of issued patents in particular countries, including China and India. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies. In India, we have no issued patents. Consequently, growing our licensing revenue in these emerging countries will depend on our ability to obtain patent rights in these counties for existing and new technologies, which is uncertain. Moreover, because of the limitations of the legal systems in many of these countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is likewise uncertain.

We face diverse risks in our international business, which could adversely affect our operating results.

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2004, 2005 and 2006, royalties from licensees outside the United States were 80%, 76% and 77% of our licensing revenue, respectively, and our sales outside the United States were 59%, 61% and 64% of our professional products and service revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

As of December 29, 2006, we had nearly 1,000 individual issued patents in nearly 35 jurisdictions and over 1,350 pending patent applications throughout the world. Our issued patents are scheduled to expire at various times through February 2025. Of these, 49 patents are scheduled to expire in calendar year 2007, 19 patents are scheduled to expire in calendar year 2008 and 6 patents are scheduled to expire in calendar year 2009. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2008 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2023. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use particular technologies in the future.

Companies in the technology and entertainment industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have faced such claims in the past and we expect to face similar claims in the future. For example, Lucent has asserted that we infringe some of their patents, prompting us to file a complaint for declaratory judgment of non-infringement and/or invalidity of such Lucent patents. These patents generally involve a process and means for encoding and decoding audio signals. Lucent contended that products incorporating our AC-3 technology infringe those patents. The U.S. District Court of Northern District of California recently granted our motions for summary judgment that we have not infringed the Lucent patents at issue and have not contributed to or induced infringement by others. In light of the court’s finding of non-infringement, it dismissed our claims that the Lucent patents are invalid. Lucent appealed the court’s ruling granting summary judgment of non-infringement to the United States Federal Circuit Court of Appeals, which affirmed the decision of the U.S. District Court granting summary judgment. Lucent chose not to file a petition for a panel rehearing en banc with the United States Court of Appeals for the Federal Circuit and did not seek a writ of certiorari before the United States Supreme Court. Accordingly, the judgment is now final.

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

At December 29, 2006, Ray Dolby and persons and entities affiliated with Ray Dolby owned approximately 63% of our Class A and Class B common stock, representing 93% of the combined voting power of our outstanding Class A and Class B common stock. Under our charter, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Holders of shares of Class B common stock may generally transfer such shares to family members, including spouses and descendents or the spouses or domestic partners of such descendents, without having the shares automatically convert into shares of Class A common stock. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendents will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. There is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates continue to hold shares of Class B common stock representing approximately 10% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, in the public market, the trading price of our Class A common stock could decline. As of December 29, 2006, we had outstanding a total of 108,621,037 shares of Class A and Class B common stock. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders.

As of December 29, 2006, our directors and executive officers held 68,696,206 shares of Class B common stock, 5,064 shares of Class A common stock, vested options to purchase 637,577 shares of Class B common stock and vested options to purchase 86,249 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended December 29, 2006, we issued an aggregate of 1,290,605 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since December 30, 2006 through January 22, 2007, we issued an aggregate of 281,448 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of $2.8 million in the fiscal quarter ended December 29, 2006, and $0.6 million in the period since December 30, 2006 through January 22, 2007, as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of January 22, 2007, options to purchase an aggregate of 5,441,189 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10.1*	2007 Dolby Executive Annual Incentive Plan	Current Report on Form 8–K	November 20, 2006

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 5, 2007

DOLBY LABORATORIES, INC.

By:	/s/ Kevin J. Yeaman
Kevin J. Yeaman
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10.1*	2007 Dolby Executive Annual Incentive Plan	Current Report on Form 8–K	November 20, 2006

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement
‡	Furnished herewith