Form 10-Q
period 2007-03-30
Dolby Laboratories, Inc.
filed 2007-05-02
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2007

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non–Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On April 17, 2007, the registrant had 40,331,945 shares of Class A common stock, par value $0.001 per share, and 69,223,354 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 29, 2006	March 30, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$363,537	$337,401
Short-term investments	122,162	194,992
Accounts receivable, net of allowances	23,550	30,889
Inventories	11,104	13,212
Income tax receivable	1,371	14,770
Deferred income taxes	44,568	45,860
Prepaid expenses and other current assets	6,340	13,067

Total current assets	572,632	650,191

Property, plant and equipment, net	76,995	79,696
Intangible assets, net	14,954	14,625
Goodwill	23,188	24,524
Long-term investments	32,909	72,275
Long-term deferred income taxes	11,100	9,323
Other non-current assets	7,510	8,668

Total assets	$739,288	$859,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$79,336	$89,613
Income taxes payable	5,719	6,491
Current portion of debt	1,441	1,506
Deferred revenue	6,358	10,350

Total current liabilities	92,854	107,960
Long-term debt	10,893	10,351
Long-term deferred revenue	4,562	5,305
Other non-current liabilities	16,780	17,289

Total liabilities	125,089	140,905
Controlling interest	19,911	21,201

Stockholders’ equity:
Class A common stock	37	40
Class B common stock	70	69
Additional paid-in capital	323,449	352,740
Retained earnings	266,918	335,906
Accumulated other comprehensive income	3,814	8,441

Total stockholders’ equity	594,288	697,196

Total liabilities and stockholders’ equity	$739,288	$859,302

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 31, 2006	March 30, 2007	March 31, 2006	March 30, 2007
	(unaudited)
Revenue:
Licensing	$83,183	$106,642	$152,165	$189,017
Product sales	15,708	15,469	31,712	30,679
Services	5,833	6,899	11,872	13,756

Total revenue	104,724	129,010	195,749	233,452

Cost of revenue:
Cost of licensing	7,177	10,149	13,778	17,809
Cost of product sales (1)	6,883	7,714	19,564	16,400
Cost of services (1)	2,338	2,824	5,227	5,507

Total cost of revenue	16,398	20,687	38,569	39,716

Gross margin	88,326	108,323	157,180	193,736

Operating expenses:
Selling, general and administrative (1)	38,584	42,525	75,121	79,836
Research and development (1)	8,363	10,960	16,305	19,796
Gain on settlements	—	(1,500)	—	(1,500)

Total operating expenses	46,947	51,985	91,426	98,132

Operating income	41,379	56,338	65,754	95,604
Other income, net	4,594	5,932	8,293	11,359

Income before provision for income taxes and controlling interest	45,973	62,270	74,047	106,963
Provision for income taxes	17,652	22,776	28,138	37,228

Income before controlling interest	28,321	39,494	45,909	69,735
Controlling interest in net income, net of tax	(342)	(399)	(661)	(747)

Net income	$27,979	$39,095	$45,248	$68,988

Basic earnings per share	$0.27	$0.36	$0.43	$0.64
Diluted earnings per share	$0.25	$0.34	$0.41	$0.61

Weighted-average shares outstanding (basic)	105,254	109,055	104,774	108,501
Weighted-average shares outstanding (diluted)	111,387	113,412	111,056	113,165

Expense for rent payable to related party included in selling, general and administrative expenses	337	344	1,210	681

(1) Stock-based compensation included above was classified as follows:
Cost of product sales	$196	$192	$398	$410
Cost of services	126	31	256	68
Selling, general and administrative	4,106	3,762	8,210	7,621
Research and development	663	772	1,336	1,519

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year-to-Date Ended
	March 31, 2006	March 30, 2007
	(unaudited)
Operating activities:
Net income	$45,248	$68,988
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,205	6,677
Stock-based compensation expense	10,200	9,618
Accretion of discounts on debt securities	—	(958)
Excess tax benefit from exercise of stock options	(8,388)	(13,391)
Provision for doubtful accounts	241	55
Deferred income taxes	(4,960)	(1,418)
Other non-cash items affecting net income	569	918
Changes in operating assets and liabilities:
Accounts receivable	2,175	(7,095)
Inventories	(1,412)	(4,274)
Prepaid expenses and other assets	1,466	(6,260)
Accounts payable and accrued liabilities	6,734	9,820
Income taxes, net	9,992	3,178
Deferred revenues	1,832	4,611
Other non-current liabilities	44	(60)

Cash flows from operating activities	$69,946	$70,409

Investing activities:
Purchases of available-for-sale securities	—	(184,209)
Proceeds from sale of available-for-sale securities	—	72,672
Purchases of property, plant and equipment	(3,933)	(4,447)
Purchase of intangible assets	—	(750)
Other investing activities	—	(1,206)

Cash flows from investing activities	$(3,933)	$(117,940)

Financing activities:
Payments on debt	(658)	(718)
Proceeds from the exercise of stock options	2,691	5,652
Issuance of Class A common stock from ESPP purchase	1,501	479
Excess tax benefit from exercise of stock options	8,388	13,391

Cash flows from financing activities	$11,922	$18,804

Effect of foreign exchange rate changes on cash and cash equivalents	245	2,591

Net increase (decrease) in cash and cash equivalents	78,180	(26,136)
Cash and cash equivalents at beginning of period	372,403	363,537

Cash and cash equivalents at end of period	$450,583	$337,401

Supplemental disclosure:
Cash paid for income taxes	$24,755	$35,513
Cash paid for interest	488	609

See accompanying notes to unaudited condensed consolidated financial statements

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

Unaudited Interim Financial Statements

The accompanying interim condensed consolidated balance sheet as of March 30, 2007, the condensed consolidated statements of operations for the fiscal quarters and fiscal year-to-date periods ended March 31, 2006 and March 30, 2007 and the condensed consolidated statements of cash flows for the fiscal year-to-date periods ended March 31, 2006 and March 30, 2007 are unaudited. These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended September 29, 2006 and include all adjustments necessary for fair presentation. The results for the fiscal quarter and fiscal year-to-date period ended March 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 28, 2007.

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

Prior Period Presentation

During the second quarter of fiscal 2007, we determined that certain immaterial corrections were needed to properly classify variable rate demand notes (VRDNs) as short-term investments rather than cash and cash equivalents, which resulted in a reduction of cash and cash equivalents of $49.0 million and a corresponding increase in short-term investments of the same amount as of September 29, 2006. The corrections were made to adjust a prior misclassification of VRDNs based on the current interpretation of cash equivalents pursuant to Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Additionally, the corrections will increase cash outflows from investing activities by $49.0 million, thereby reducing net cash flows by the same amount for fiscal 2006. We intend to disclose our revised Consolidated Statement of Cash Flows in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

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

Per Share Data

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of Class A common stock and Class B common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares of Class A common stock and Class B common stock outstanding and the potential number of shares of dilutive Class A common stock and Class B common stock outstanding during the period. The potential common shares are comprised entirely of options to purchase shares of Class A common stock and Class B common stock.

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 31, 2006	March 30, 2007	March 31, 2006	March 30, 2007
	(in thousands, except per share amounts)
Numerator:
Net income	$27,979	$39,095	$45,248	$68,988

Denominator:
Weighted-average shares outstanding (basic)	105,254	109,055	104,774	108,501
Potential common shares from options to purchase Class A common stock and Class B common stock	6,133	4,357	6,282	4,664

Weighted-average shares outstanding (diluted)	111,387	113,412	111,056	113,165

Basic earnings per share	$0.27	$0.36	$0.43	$0.64
Diluted earnings per share	$0.25	$0.34	$0.41	$0.61

A total of 1,697,030 and 1,632,839 options were excluded from the calculation of potential common shares for the second quarter of fiscal 2006 and the second quarter of fiscal 2007, respectively, because their inclusion would have been anti-dilutive. A total of 1,651,001 and 1,235,686 options were excluded from the calculation of potential common shares for the fiscal year-to-date periods ended March 31, 2006 and March 30, 2007, respectively, because their inclusion would have been anti-dilutive.

Cash Equivalents and Investments

We have investments in money market funds, United States government agency securities, auction rate certificates, variable rate demand notes and municipal debt securities. We account for these instruments under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments that have original maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments that have original maturities between 91 days and one year from the date of purchase are classified as short-term investments; and investments that have maturities of more than one year from the date of purchase are classified as long-term investments. Auction rate certificates and variable rate demand notes which have original maturities greater than one year are classified as short-term investments based on our ability and intent to sell these instruments within one year from the date of purchase. All of our investments are classified as available-for-sale and are recorded at fair market value, except for an investment in equity securities that is accounted for under the cost method, on the accompanying condensed consolidated balance sheet. Unrealized gains or losses from these investments are reported as a component of other comprehensive income and realized gains or losses are reported as a component of other income, net.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense in the consolidated financial statements over the requisite service period. Further, as required under SFAS 123R, we estimate forfeitures for share based awards that are not expected to vest. In the second quarter of fiscal 2007, we recorded stock-based compensation expense of $4.8 million under the fair-value provisions of SFAS 123R, compared to $5.1 million in the second quarter of fiscal 2006. See Note 4 “Stockholders’ Equity and Stock-Based Compensation” for further discussion.

Gain on Settlements

Gain on settlements includes penalties related to the resolution of disputes with implementation licensees from which we typically do not earn royalties. In contrast, amounts attributable to the resolution of royalty disputes from licensees that specifically represent unpaid royalties are recorded as licensing revenue in the period payment is received, if all other revenue recognition criteria have been met. In the second quarter of fiscal 2007, we recognized $1.5 million as gain on settlement in connection with the resolution of disputes with two implementation licensees regarding the violation of the terms of their licensing agreements with us.

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and unrealized losses on available-for-sale securities which are reflected as a component of stockholders’ equity. The components of comprehensive income, net of tax, were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 31, 2006	March 30, 2007	March 31, 2006	March 30, 2007
	(in thousands)
Net income	$27,979	$39,095	$45,248	$68,988
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	663	786	(969)	4,754
Unrealized losses on available-for-sale securities, net of tax	—	(20)	—	(127)

Comprehensive income	$28,642	$39,861	$44,279	$73,615

Withholding and Sales Tax

Licensing revenue is recognized gross of withholding taxes that are remitted by our licensees directly to their local tax authorities. Withholding taxes were $2.6 million and $3.6 million in the second quarter of fiscal 2006 and 2007, respectively. Withholding taxes were $4.8 million and $6.7 million in the fiscal year-to-date period ended March 31, 2006 and March 30, 2007, respectively. Sales tax is accounted for on a net basis and is excluded from revenues.

2. Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 29, 2006 and March 30, 2007 consisted of the following:

	September 29, 2006	March 30, 2007
	(in thousands)
Cash and cash equivalents:
Cash	$108,653	$128,250
Cash equivalents:
Money market funds	224,331	151,914
U.S. government agency securities	30,553	57,237

Cash and cash equivalents	363,537	337,401

Investments:
U.S. government agency securities	17,011	129,256
Auction rate certificates	62,850	51,051
Variable rate demand notes	48,950	48,460
Municipal debt securities	25,466	37,706
Equity securities	794	794

Total investments	155,071	267,267

Cash, cash equivalents and investments	$518,608	$604,668

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of March 30, 2007 is as follows:

	Maturity
	90 Days or Less		91 Days to One Year		Greater than One Year
	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
	(in thousands)
Money market funds	$151,914	$—	$—	$—	$—	$—
U.S. government agency securities	57,237	17	80,260	(60)	48,997	(10)
Variable rate demand notes	—	—	48,460	—	—	—
Municipal debt securities	—	—	15,222	(4)	22,484	(18)
Auction rate certificates	—	—	51,050	—	—	—
Equity securities	—	—	—	—	794	—

Cash equivalents and investments	$209,151	$17	$194,992	$(64)	$72,275	$(28)

Equity securities have been accounted for under the cost method and classified as long-term investments based on our ability and intent to hold the investment for more than one year.

We review our investment portfolio for indicators of impairment. This evaluation requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of our investments. An analysis of our portfolio balances revealed total investment securities in a gross unrealized loss position was $0.1 million as of March 30, 2007. None of these investment securities have been in an unrealized loss position for a period of twelve months or longer. Based on our evaluation of the impairment indicators, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider any of our investments to be other-than-temporarily impaired as of March 30, 2007.

Accounts Receivable

Accounts receivable consists of the following:

	September 29, 2006	March 30, 2007
	(in thousands)
Trade accounts receivable, licensing	$13,648	$18,420
Trade accounts receivable, products and services	8,949	9,008
Amounts receivable related to patent pool administration program	2,037	3,827
Other accounts receivable	640	1,261

	25,274	32,516
Less: Allowance for doubtful accounts	(1,724)	(1,627)

Accounts receivable, net of allowances	$23,550	$30,889

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, adjusted for excess and obsolete items, and consist of the following:

	September 29, 2006	March 30, 2007
	(in thousands)
Raw material	$4,339	$4,266
Work in process	1,437	2,299
Finished goods	5,328	6,647

Inventories	$11,104	$13,212

Goodwill and Intangible Assets

Following is a summary of goodwill and intangible assets:

	September 29, 2006	March 30, 2007
	(in thousands)
Amortized intangible assets:
Patents	$4,435	$4,435
Acquired technology	3,745	3,675
Other intangibles	11,428	12,248

	19,608	20,358

Less: Accumulated amortization	(4,654)	(5,733)

Intangible assets, net	$14,954	$14,625

Non-amortized intangible assets:
Goodwill	$23,188	$24,524

Amortization expense associated with our intangible assets was $0.5 million and $0.6 million in the second quarters of fiscal 2006 and 2007, respectively, and is included in cost of licensing, cost of product sales, and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Amortization expense associated with our intangible assets was $1.0 million and $1.1 million for the fiscal year-to-date periods ended March 31, 2006 and March 30, 2007, respectively. The increase in goodwill from September 29, 2006 to March 30, 2007 was due to fluctuations in foreign currency exchange rates.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 29, 2006	March 30, 2007
	(in thousands)
Accounts payable	$4,581	$5,404
Accrued royalties	11,054	25,083
Amounts payable to patent pool partners	26,749	25,613
Accrued compensation and benefits	23,241	15,949
Accrued professional fees	3,629	3,320
Current portion of litigation settlement (see Note 5)	2,502	2,835
Other accrued liabilities	7,580	11,409

Accounts payable and accrued liabilities	$79,336	$89,613

Accrued royalties includes approximately $10.5 million and $23.6 million at September 29, 2006 and March 30, 2007, respectively, in royalties related to the license of certain patents under a license agreement with an unrelated third party. In the third quarter of fiscal 2006, we evaluated whether the patents licensed to us under the license agreement covered all of the products and technologies for which we had historically been paying royalties to the patent licensor. Based on our evaluation, we determined that under the license agreement we may not owe royalties to the patent licensor on all the products and technologies for which we had historically been paying. In the third quarter of fiscal 2006, we notified the patent licensor that going forward we intended to pay royalties only for products and technologies that we believe are covered by the patents licensed under the license agreement, and subsequently, we have been paying the patent licensor royalties on this basis. In the second quarter of fiscal 2007, the patent licensor informed us that it disagreed with our interpretation of the license agreement. While we are trying to resolve this matter with the patent licensor, there continues to be uncertainty regarding the outcome. As a result, we have continued to accrue royalty expense in a manner consistent with our historical payments.

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

Accounting policies for each of the operating segments are the same as those used on a consolidated basis. Our reportable segment information for the fiscal quarters and fiscal year-to-date periods ended March 31, 2006 and March 30, 2007 is as follows:

	Revenue
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 31, 2006	March 30, 2007	March 31, 2006	March 30, 2007
	(in thousands)
Technology licensing	$83,183	$106,642	$152,165	$189,017
Products and services	21,541	22,368	43,584	44,435

Total revenue	$104,724	$129,010	$195,749	$233,452

	Gross Margin
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 31, 2006	March 30, 2007	March 31, 2006	March 30, 2007
	(in thousands)
Technology licensing	$76,006	$96,493	$138,387	$171,208
Products and services	12,320	11,830	18,793	22,528

Total gross margin	$88,326	$108,323	$157,180	$193,736

	Reconciliation to Income before Provision for Income Taxes and Controlling Interest
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 31, 2006	March 30, 2007	March 31, 2006	March 30, 2007
	(in thousands)
Total segment gross margin	$88,326	$108,323	$157,180	$193,736
Operating expenses	(46,947)	(51,985)	(91,426)	(98,132)
Other income, net	4,594	5,932	8,293	11,359

Total income before provision for income taxes and controlling interest	$45,973	$62,270	$74,047	$106,963

We do not track capital expenditures or assets by reportable segment. Consequently, it is not practical to show this information.

Geographic Data

Revenue by geographic region, which was determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for product sales, and the location where services were performed for service revenue, was as follows:

	Revenue by Geographic Region
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 31, 2006	March 30, 2007	March 31, 2006	March 30, 2007
	(in thousands)
United States	$27,105	$32,467	$50,096	$56,528
International	77,619	96,543	145,653	176,924

Total revenue	$104,724	$129,010	$195,749	$233,452

The concentration of our revenue from individual countries or geographic regions was as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 31, 2006	March 30, 2007	March 31, 2006	March 30, 2007
	(in thousands)
United States	26%	25%	25%	24%
Japan	23%	25%	24%	23%
Europe	22%	21%	21%	21%
Taiwan	9%	10%	9%	11%
China	11%	10%	10%	12%
Other	9%	9%	11%	9%

Revenue from one of our licensing segment’s customers represented $17.0 million, or 13%, of total revenue for the second quarter of fiscal 2007. The same customer represented $24.7 million, or 11%, of total revenue for the fiscal year-to-date period ended March 30, 2007. No single customer accounted for 10% or more of total revenue in the second quarter of fiscal 2006 or for the fiscal year-to-date period ended March 31, 2006.

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Long-Lived Tangible Assets by Geographic Region
	September 29, 2006	March 30, 2007
	(in thousands)
United States	$55,236	$56,906
International	21,759	22,790

Total long-lived tangible assets, net of accumulated depreciation	$76,995	$79,696

Long-lived tangible assets, which consist of property, plant and equipment net of accumulated depreciation, held in the United Kingdom were $21.0 million and $22.0 million at September 29, 2006 and March 30, 2007, respectively.

4. Stockholders’ Equity and Stock-Based Compensation

We utilize stock-based awards as a form of compensation for employees, officers, directors and non-employee consultants. Net income included $4.8 million and $9.6 million in stock-based compensation expense for the second quarter of fiscal 2007 and the fiscal year-to-date period ended March 30, 2007, respectively. Net income included $5.1 million and $10.2 million in stock-based compensation expense for the second quarter of fiscal 2006 and the fiscal year-to-date period ended March 31, 2006, respectively.

We recognized $6.0 million and $17.5 million in tax benefits related to stock-based compensation arrangements in the second quarter of fiscal 2007 and the fiscal year-to-date period ended March 30, 2007, respectively. We recognized $5.4 million and $9.1 million in tax benefits related to stock-based compensation arrangements in the second quarter of fiscal 2006 and the fiscal year-to-date period ended March 31, 2006, respectively.

We have issued stock-based awards in the form of stock options, stock appreciation rights, shares issued under our employee stock purchase plan and stock grants. Below is a summary of the different types of stock-based awards issued under our stock plans:

Stock Options. We have granted stock options to our employees, officers and directors under our 2005 Stock Plan and our 2000 Stock Incentive Plan. Stock options are generally granted at fair market value on the date of grant. Options granted to employees and officers generally vest over 4 years, with equal annual cliff-vesting and expire on the earlier of 10 years or 3 months after termination of service. Options granted to outside directors generally vest over 3 years. All options granted vest over the requisite service period and are settled through the issuance of shares of Dolby Laboratories common stock. Our 2005 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria, though no such awards have been granted as of March 30, 2007. Upon the exercise of stock options, we issue new shares of Class B common stock under the 2000 Stock Incentive Plan and new shares of Class A common stock under the 2005 Stock Plan. We utilize a Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant.

The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 31, 2006	March 30, 2007	March 31, 2006	March 30, 2007
Expected term (in years)	6.14	5.22	6.22	5.78
Expected stock price volatility	50.0%	40.9%	50.0%	43.9%
Risk-free interest rate	4.6%	4.6%	4.4%	4.6%
Dividend yield	—	—	—	—

To determine an estimate for the expected term of our stock options granted in fiscal 2007, we evaluate historical exercise patterns of our employees and make an assumption regarding future exercise patterns. In fiscal 2006, we used the simplified approach as defined in SEC Staff Accounting Bulletin No. 107, Share-Based Payment. To determine an estimate for the expected stock price volatility we utilized the historical volatility for our common stock since our initial public offering. In fiscal 2006, we utilized an average of our own volatility and our peers’ volatilities to determine an estimate of expected volatility over the expected term. To determine an estimate for the risk-free interest rate we used an average interest rate based on U.S. Treasury instruments having terms consistent with the expected term of our awards.

The following table summarizes the weighted-average fair value of stock options granted, the total intrinsic value of stock options exercised and the fair value of options vested during the second quarter of fiscal 2007:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 31, 2006	March 30, 2007	March 31, 2006	March 30, 2007
Weighted-average fair value at date of grant	$10.92	$14.50	$9.49	$13.84
Intrinsic value of options exercised (in thousands)	17,005	20,254	28,244	50,899
Fair value of options vested (in thousands)	1,009	1,376	2,946	2,907

Included in stock-based compensation expense was $4.1 million and $4.5 million for the second quarter of fiscal 2006 and 2007, respectively, and $8.4 million and $9.1 million for the fiscal year-to-date period ended March 31, 2006 and March 30, 2007, respectively, related to employee stock options under the provisions of SFAS 123R, net of estimated forfeitures. We determine our estimated forfeiture rate based on an evaluation of historical forfeitures. In the second quarter of fiscal 2007, we evaluated our historical forfeitures and revised our estimated forfeiture rate from approximately 2.1% to 5.8%. This change in estimated forfeiture rate resulted in a $1.4 million reduction to stock-based compensation expense for the second quarter of fiscal 2007. Total unrecorded stock-based compensation cost at March 30, 2007 associated with employee stock options was $38.6 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Non-Employee Stock Options. We have also granted stock options to employees whose status subsequently changed to non-employee consultants subsequent to the dates of grant. In the second quarter of fiscal 2007, we recognized $0.2 million of stock-based compensation expense related to stock options held by non-employee consultants, compared to $0.9 million in the second quarter of fiscal 2006. In accordance with Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services (EITF 96-18), compensation cost for options issued to non-employee consultants is determined based on the fair value at the end of each reporting period. We utilize a Black-Scholes option pricing model to determine the fair value at the end of each reporting period, and we recognize compensation over the service period.

The following table summarizes information about stock options issued to officers, directors, employees and non-employee consultants under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 29, 2006	8,881	$5.47
Grants	1,711	28.85
Exercises	(2,023)	2.79
Forfeitures and expirations	(303)	9.53

Options outstanding at March 30, 2007	8,266	10.81	7.3	$195,877

Options vested and expected to vest at March 30, 2007	7,566	10.38	7.2	$182,576

Options exercisable at March 30, 2007	2,834	3.78	5.7	$87,074

Aggregate intrinsic value is based on the closing price of our common stock on March 30, 2007 of $34.51 and excludes the impact of options that were not in-the-money.

Stock Appreciation Rights. We have granted stock appreciation rights to certain of our foreign employees. These awards are settled in cash rather than stock, and are classified as liability awards under SFAS 123R. Stock-based compensation expense related to stock appreciation rights was $0.1 million and $0.4 million in the second quarter of fiscal 2007 and the fiscal year-to-date period ended March 30, 2007, respectively. Stock-based compensation expense related to stock appreciation rights was $0.1 million and $0.2 million for the second quarter of fiscal 2006 and the fiscal year-to-date period ended March 31, 2006, respectively.

Employee Stock Purchase Plan. We have an employee stock purchase plan (ESPP). During the first quarter of fiscal 2007, we issued 17,504 shares of Class A common stock under the ESPP. During the second quarter of fiscal 2006 and 2007, the terms of our ESPP were considered non-compensatory under SFAS 123R and, therefore, no stock-based compensation expense associated with our ESPP was recognized.

5.	Legal Proceedings

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet using a discount rate of 5.125%, which approximates our incremental cost of borrowing rate. Interest related to this liability is recorded quarterly and is included in other income, net on the accompanying condensed consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of March 30, 2007, we had $15.0 million remaining to be paid under this settlement.

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

6.	Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of March 30, 2007:

	Payments Due by Period
	Remainder of Fiscal 2007	Fiscal 2008 to 2009	Fiscal 2010 to 2011	After Fiscal 2011	Total
	(in thousands)
Mortgage payments on long-term debt (1)	$749	$3,354	$3,708	$4,375	$12,186
Operating leases (2)	1,680	5,164	4,804	7,595	19,243
Payments on litigation settlement (3)	3,000	6,000	6,000	—	15,000

Total	$5,249	$14,518	$14,512	$11,970	$46,429

(1)	We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant.
(2)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of March 30, 2007.
(3)	In April 2002, we settled a dispute with an unrelated third party and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. Refer to Note 5 “Legal Proceedings” for further discussion.

Other Cash Obligations. Under the terms of the agreement to acquire all outstanding shares of our subsidiary, Cinea in September 2003, we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction though 2022. As of March 30, 2007, no additional purchase consideration had been paid.

7.	Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how to evaluate the materiality of an uncorrected misstatement in the current year financial statements using both an income statement approach (the rollover approach) and a balance sheet approach (the iron curtain approach). The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement while the iron curtain approach quantifies a misstatement based on the effects of correcting the cumulative misstatement existing in the balance sheet at the end of the current year. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that SFAS 159 will have on our financial statements.

8.	Subsequent Events

On April 25, 2007, we acquired all outstanding shares of BrightSide Technologies Inc. (Brightside), a privately held provider of high dynamic range image technology. The aggregate purchase price, including acquisition-related costs, was approximately $30 million. We will account for the business combination under the purchase method of accounting in the third quarter of fiscal 2007.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: demand for and future revenues from the sale of consumer electronics products incorporating our technologies, including traditional and next–generation DVD players; growth opportunities in the consumer electronics market; opportunities to incorporate our technologies in markets outside the traditional consumer electronics market or to deliver technology solutions in areas beyond sound; the impact of inclusion of certain of our technologies in audio standards; the rate of adoption of and sales of next–generation DVD players; diversification of sources of licensing revenue; demand for and future revenues from incorporation of our technologies in personal computers; increase in sales of our products and demand for consumer electronics products containing our technologies in emerging economies; concentration of manufacturing of consumer electronic products containing our technologies in emerging economies and the associated challenges in royalty collection and intellectual property enforcement; pricing strategies for our digital cinema product and competitive pricing pressures for our cinema products; the pace of the movie industry’s transition to digital cinema and our expected revenue associated with the transition; the expected timing of revenue and cost recognition for a number of digital cinema systems and our expected products and services gross margins; our expected selling, general and administrative expenses and research and development expenses for the remaining quarters of fiscal 2007; our expected effective tax rate for the remaining quarters of fiscal 2007; our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for goodwill, accounting for income taxes, personal holding company matters and stock-based compensation; calculations of royalties due to our licensors; statements regarding the sufficiency of our cash reserves; and our expected rate of return on investments. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including: the rate of growth of the markets for consumer electronics that include our technologies; whether our technologies are selected for and remain part of audio standards; the rate of deployment and adoption of next–generation DVD players; the extent to which our expectations regarding new licensing markets are realized; the extent to which consumer electronics manufacturers concentrate their production in emerging economies that present royalty collection and intellectual property enforcement challenges; the extent to which consumers in emerging economies elect to purchase products containing our technologies; the extent to which professionals using our equipment continue to demand innovative technology solutions developed by us; the pace of the movie industry’s transition to digital cinema; our ability to tailor our traditional model of selling to respond to market trends; whether our competitors are able to develop and sell alternative digital cinema technologies to our customers; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; the accuracy of our calculations of royalties due to our licensors; fluctuations in interest rates; and risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results. The periods presented herein consist of our second quarters of fiscal 2006 and 2007 and the fiscal year-to-date periods ended March 31, 2006 and March 30, 2007. Our fiscal year-to-date periods ended March 31, 2006 and March 30, 2007, both consisted of 26 weeks. Our 2007 fiscal year consists of 52 weeks and ends on September 28, 2007. The results for the fiscal quarter and fiscal year-to-date period ended March 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 28, 2007.

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

In our technology licensing segment, we work with manufacturers of integrated circuits (ICs) to help them incorporate our technologies into their ICs. These manufacturers then sell ICs to product manufacturers that license our technologies for incorporation in products such as DVD players, DVD recorders, audio/video receivers, television sets, set-top boxes, video game consoles, portable audio and video players, personal computers, in-car entertainment systems and other consumer electronics products. We also license our technologies to software developers who implement our technologies for use in personal computer software products. Our licensing arrangements typically entitle us to receive a specified royalty for every product shipped by product manufacturer or software developer licensees that incorporates our technologies. We do not receive royalties from IC manufacturers. We also collect fees for administering joint licensing programs (commonly referred to as “patent pools”) on behalf of third parties. In fiscal 2005, 2006 and the fiscal year-to-date ended March 30, 2007 our licensing revenue represented 75%, 77% and 81% of our total revenue, respectively.

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

On April 25, 2007 we acquired all outstanding shares of BrightSide Technologies Inc. (Brightside), a privately held provider of high dynamic range image technology. The technology acquired through this acquisition focuses on enabling the capture, distribution, and display of more vibrant video on LCD TV sets, as well as front-projection and rear-projection TVs.

We are a global organization. We have licensed our technologies to manufacturers in approximately 35 countries, including countries in North America, Europe and Asia. In fiscal 2005, 2006 and the fiscal year-to-date period ended March 30, 2007, revenue from licensees outside the United States represented 76%, 77% and 79% of our licensing revenue, respectively. Our licensees distribute products incorporating our technologies throughout the world. We sell our professional products and services in over 50 countries. In fiscal 2005, 2006 and the fiscal year-to-date period ended March 30, 2007, revenue from sales outside the United States represented 61%, 64% and 63% of our professional products sales and services revenue, respectively. Most of our revenue is derived from transactions denominated in United States dollars.

Management Discussion Regarding Opportunities, Challenges and Risks

Our Technology Licensing Segment

Revenue from our technology licensing segment constitutes the majority of our total revenue, representing 75%, 77% and 81% of total revenue in fiscal 2005, 2006 and the fiscal year-to-date period ended March 30, 2007, respectively. We categorize our technology licensing segment into the following markets:

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

Historically, the consumer electronics market, which is driven primarily by revenue attributable to DVD player sales, has been our largest market, generating just over 50% of our licensing revenue in fiscal 2005 and approximately 45% of our licensing revenue in fiscal 2006. We expect next-generation DVD players for high-definition content to be a growth opportunity in the consumer electronics market. Our Dolby Digital, Dolby Digital Plus and TrueHD technologies have been selected as mandatory audio standards in the High-Definition Digital Versatile Disc (HD-DVD) format. Dolby Digital has been selected as a mandatory audio standard and Dolby Digital Plus and TrueHD have been selected as optional audio standards in the Blu-ray Disc format. However, the release and consumer adoption of next-generation DVD players has been slower than expected due, in part, to the competing HD-DVD and Blu-ray Disc formats. Consequently, our ability to generate significant royalties from incorporation of our technology in next-generation DVD players has been delayed. Even assuming resolution of the competing disc format conflict, the rate of consumer adoption of next-generation DVD players is uncertain and may be slower than past growth rates of traditional DVD players. Furthermore, as the market for traditional DVD players continues to mature, the industry has moved towards lower-end Chinese-made DVD players, which we believe poses challenges in royalty collection and intellectual property enforcement in China.

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

The broadcast market, which is primarily driven by demand for Dolby Digital in televisions and set-top boxes, represented approximately 10% of our licensing revenue in fiscal 2005 and just over 10% in fiscal 2006. The broadcast market has benefited in recent years from the transition from analog televisions to digital televisions, including high definition television (HDTV). Revenue generated from the gaming and automotive markets has primarily been driven by demand for Dolby Digital and ATRAC technology in video game consoles and Dolby Digital in in-car entertainment systems.

Any future growth in the PC, broadcast, gaming and automotive markets may not fully offset a potential decline in the growth of revenue generated from our consumer electronics market.

Our technologies are incorporated in consumer electronics and digital entertainment products throughout the world. We expect that sales of products incorporating our technologies in emerging economies, such as China and India, will increase in the future as consumers in these geographical markets have more disposable income available for increased purchases of entertainment products, although there can be no assurance that this will occur. We also expect that manufacturers from lower-cost manufacturing countries, including China, will increase production of consumer electronics and digital entertainment products in the future to satisfy this increased demand. Associated with opportunities of doing business in these emerging economies, such as China, are unique risks that have and will continue to affect our operating results, such as manufacturers failing to report or underreporting product shipments. In an effort to better serve our licensees and address these risks we have expanded our presence in Asia, with offices in Taiwan, Shenzhen and Seoul and a product testing center in the Shanghai Waigaoqiao Free Trade Zone.

Our Products and Services Segment

Revenue from our products and services segment represented 25%, 23% and 19% of total revenue in fiscal 2005, 2006 and the fiscal year-to-date period ended March 30, 2007, respectively. We are committed to developing technologies for use by professionals in the entertainment industry. We believe that filmmakers, broadcasters, music producers and video game designers will continue to push for technology solutions to help create, distribute and play back rich, high quality sounds and images. As a result, we believe that major advances in sound, imaging and other technologies for the recording, delivery and playback of entertainment will likely first be introduced in products designed for use by professionals.

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

In recent years we have developed a digital cinema system which allows for the storage and playback of digital content in theatres. Helping the motion picture industry transition to digital cinema continues to be a major initiative in our products and services segment. Digital cinema offers the motion picture industry possible means to achieve substantial cost savings in printing and distributing movies, to combat piracy, and to enable movies to be played repeatedly without degradation in image and audio quality. It also provides additional revenue opportunities for cinema operators, as concerts and sporting events already in digital format could be broadcast live via satellite to digitally-equipped theatres. We have made significant investments in our digital cinema initiative, and if our digital cinema systems are not widely deployed, our future prospects in digital cinema will be limited and our business could be materially and adversely affected.

The cinema industry is still in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. A number of competitors offer competing products for digital cinema, some of which are priced lower than our products. At least one competitor has a significantly greater installed base of its competing digital cinema products than we do. Our inability to deploy our digital cinema products in significant numbers in the early stages of the transition to digital cinema could limit our eventual share of the digital cinema product market. We expect that as the market for digital cinema grows we will face more competitive pricing pressures than we have traditionally experienced for cinema products. As a result, we may have to implement pricing strategies which could have an adverse impact on our product sales gross margins in the future.

Furthermore, if the market for digital cinema develops more slowly than we anticipate or if we do not identify opportunities and successfully execute our initiatives to participate in the emerging digital cinema market, our significant investment in digital cinema technology may not yield the returns we anticipate and our business could be adversely affected.

In recent years, our products and services segment has grown more slowly than our technology licensing segment. In addition, the profit margin for our products and services segment has been lower than our technology licensing segment and is expected to remain so. Future initiatives associated with digital cinema in this competitive market also may adversely affect our gross margin.

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

Revenue Recognition

We evaluate revenue recognition for transactions to sell products and services and to license technology, trademarks and know-how using the criteria set forth by the SEC in Staff Accounting Bulletin 104, Revenue Recognition (SAB 104). For revenue transactions that involve software or software-related products, such as certain fees we earn from integrated software vendors (ISVs), certain product sales and certain other transactions with licensees, we recognize revenue under the guidance established by Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). Both SAB 104 and SOP 97-2 state that revenue is recognized when each of the following criteria is met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is probable.

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

Licensing to independent software vendors. We license our technologies for resale to independent software vendors and, in return, the software vendor pays us a royalty for each unit of software distributed that incorporates our technologies. Royalties from ISVs are generally recognized upon receipt of a royalty report from the licensee and when all other revenue recognition criteria have been met.

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

Multiple-Element Arrangements. We enter into arrangements that include multiple elements such as hardware, software, maintenance and other services. Revenue from these arrangements is allocated based on the fair value of each element. The allocated revenue for each element is recognized when all revenue recognition criteria for that element has been met. If we cannot objectively determine vendor specific objective evidence of fair value of any undelivered element included in a multiple-element arrangement, we defer revenue until all elements are delivered and/or services have been performed, or until we can objectively determine the fair value of all remaining undelivered elements. When the undelivered element is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

Allowance for Doubtful Accounts

We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, thereby reducing the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for doubtful accounts based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated statements of operations and our financial condition. Our allowance for doubtful accounts totaled $1.6 million at March 30, 2007. An incremental change of 1% in our allowance for doubtful accounts as a percentage of trade accounts receivables would have a $0.2 million increase or decrease in our operating results.

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

During fiscal 2006 and the fiscal year-to-date period ended March 30, 2007, more than 50% of the value of our stock was held by Ray Dolby and stockholders considered affiliated with him pursuant to the stock ownership attribution rules applicable to personal holding companies. We expect this will continue to be the case in the foreseeable future. In addition, a significant portion of our income is from licensing fees, which may constitute personal holding company income. Currently, however, less than 60% of Dolby Laboratories’ adjusted ordinary gross income is personal holding company income. Given our current sources of revenue, we believe that neither we nor any of our subsidiaries is currently liable for personal holding company tax.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. In the second quarter of fiscal 2007, we recorded stock-based compensation expense of $4.8 million under the fair-value provisions of SFAS 123R, compared to $5.1 million in the second quarter of fiscal 2006. In the fiscal year-to-date period ended March 30, 2007 we recorded stock-based compensation expense of $9.6 million, compared to $10.2 million in the year-to-date period ended March 31, 2006. In the second quarter of fiscal 2007, we evaluated our historical forfeitures and increased our estimated forfeiture rate from approximately 2.1% to 5.8%. This change in estimated forfeiture rate resulted in a $1.4 million reduction to stock-based compensation expense for the second quarter of fiscal 2007. See Note 4 “Stockholders’ Equity and Stock-Based Compensation” for further discussion.

Results of Operations

Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	March 31, 2006	March 30, 2007	$	%	March 31, 2006	March 30, 2007	$	%
	($ in thousands)
Revenue:
Licensing	$83,183	$106,642	$23,459	28%	$152,165	$189,017	$36,852	24%
Percentage of total revenue	79%	83%			78%	81%
Product sales	15,708	15,469	(239)	(2%)	31,712	30,679	(1,033)	(3%)
Percentage of total revenue	15%	12%			16%	13%
Production services	5,833	6,899	1,066	18%	11,872	13,756	1,844	16%
Percentage of total revenue	6%	5%			6%	6%

Total revenue	$104,724	$129,010	$24,286	23%	$195,749	$233,452	$37,703	19%

Licensing. The $23.5 million, or 28%, increase in licensing revenue from the second quarter of fiscal 2006 to the second quarter of fiscal 2007 was primarily due to increased revenue from our personal computer market and broadcast market. In the second quarter of fiscal 2007, we recognized approximately $7.7 million in licensing revenue from one licensee related to royalties on PC shipments from periods prior to the second quarter of fiscal 2007. The increase in revenue from our PC market was also driven by growth in sales of DVD player software products. The increase in revenue from our broadcast market has been driven by growth in sales of digital televisions and cable and satellite set-top boxes that incorporate our technologies.

The $36.9 million, or 24%, increase in licensing revenue from the fiscal year-to-date period ended March 31, 2006 to the fiscal year-to-date period ended March 30, 2007 was primarily due to increased revenue from our personal computer market and broadcast market and, to a lesser extent, our consumer electronics market.

Product Sales. The $0.2 million, or 2%, decrease in our product sales revenue from the second quarter of fiscal 2006 to the second quarter of fiscal 2007 and the $1.0 million, or 3%, decrease from the fiscal year-to-date period ended March 31, 2006 to the fiscal year-to-date period ended March 31, 2007 was principally attributable to a decrease in sales of our cinema products, partially offset by an increase in sales of our broadcast products.

Services. The $1.1 million, or 18%, increase in service revenue from the second quarter of fiscal 2006 to the second quarter of fiscal 2007 and the $1.8 million, or 16%, increase from the fiscal year-to-date period ended March 31, 2006 to the fiscal year-to-date period ended March 31, 2007 was principally attributable to an increase in film services, particularly services on original films and film encryption services.

Gross Margin

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 31, 2006	March 30, 2007	March 31, 2006	March 30, 2007
Gross margin:
Licensing gross margin percentage	91%	90%	91%	91%
Product sales margin percentage	56%	50%	38%	47%
Production services gross margin percentage	60%	59%	56%	60%

Total gross margin percentage	84%	84%	80%	83%

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

Cost of licensing for the second quarter of fiscal 2007 and the fiscal year-to-date period ended March 30, 2007 was $10.1 million and $17.8 million, respectively, which includes approximately $8.1 million and $14.6 million, respectively, in royalty expense related to the license of certain patents under a license agreement with an unrelated third party. In the third quarter of fiscal 2006, we evaluated whether the patents licensed to us under the license agreement covered all of the products and technologies for which we had historically been paying royalties to the patent licensor. Based on our evaluation, we determined that under the license agreement we may not owe royalties to the patent licensor on all the products and technologies for which we had historically been paying. In the third quarter of fiscal 2006, we notified the patent licensor that going forward we intended to pay royalties only for products and technologies that we believe are covered by the patents licensed under the license agreement, and subsequently, we have been paying the patent licensor royalties on this basis. In the second quarter of fiscal 2007, the patent licensor informed us that it disagreed with our interpretation of the license agreement. While we are trying to resolve this matter with the patent licensor, there continues to be uncertainty regarding the outcome. As a result, we have continued to accrue royalty expense in a manner consistent with our historical payments. Accrued royalties for unpaid amounts related to this patent licensor from the third quarter of fiscal 2006 to the second quarter of fiscal 2007 were approximately $23.6 million at March 30, 2007.

Product Sales Gross Margin. Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. The decrease in product sales gross margin from the second quarter of fiscal 2006 to the second quarter of fiscal 2007 was primarily attributable to higher manufacturing costs and lower sales. Upon satisfying certain contractual obligations, we expect to recognize revenue and associated costs related to a number of digital cinema systems that are currently deferred. While we do not expect to recognize these transactions in fiscal 2007, we expect that the eventual recognition, will adversely impact our product sales gross margins because these products were sold at a lower margin than our other professional products.

In the third quarter of fiscal 2005 we entered into a collaboration agreement with Walt Disney Pictures and Television under which we deployed digital cinema systems in selected theatres throughout the U.S. We funded the majority of the equipment and installation costs related to this deployment, of which the majority was recorded in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006. Cost of product sales for the fiscal year-to-date period ended March 31, 2006 includes a $5.7 million charge recorded in connection with this collaboration agreement. The increase in product sales gross margin from 38% for the fiscal year-to-date period ended March 31, 2006 to 47% for the fiscal year-to-date period ended March 30, 2007 was primarily due to this charge.

Services Gross Margin. Cost of services primarily consists of the payroll and benefits costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. Cost of services for the year-to-date period ended March 31, 2006 includes a $0.7 million charge recorded in the first quarter of fiscal 2006 related to services provided in connection with the digital cinema collaboration with Walt Disney Pictures and Television discussed above. The increase in services gross margin from the fiscal year-to-date period ended March 31, 2006 to the fiscal year-to-date period ended March 30, 2007 was primarily due to this charge.

Operating Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	March 31, 2006	March 30, 2007	$	%	March 31, 2006	March 30, 2007	$	%
	($ in thousands)
Operating expenses:
Selling, general and administrative	$38,584	$42,525	$3,941	10%	$75,121	$79,836	$4,715	6%
Percentage of total revenue	37%	33%			38%	34%
Research and development	8,363	10,960	2,597	31%	16,305	19,796	3,491	21%
Percentage of total revenue	8%	8%			8%	8%
Gain on settlements	—	(1,500)	(1,500)	n/a	—	(1,500)	(1,500)	n/a
Percentage of total revenue	—	n/a			—	n/a

Total operating expenses	$46,947	$51,985	$5,038	11%	$91,426	$98,132	$6,706	7%

Selling, General and Administrative. Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, professional service fees and facility costs for our sales, marketing and administrative functions. The $3.9 million, or 10%, increase in selling, general and administrative expenses from the second quarter of fiscal 2006 to the second quarter of fiscal 2007 was primarily due to an increase in personnel expenses driven by annual pay increases and an increase in headcount. In addition, selling, general and administrative expenses increased from the second quarter of fiscal 2006 to the second quarter of fiscal 2007 due to increases in promotional expenses related to tradeshows and professional consulting fees.

The $4.7 million, or 6%, increase in selling, general and administrative expenses from the fiscal year-to-date period ended March 31, 2006 to the fiscal year-to-date period ended March 30, 2007 was primarily due to an increase in personnel expenses driven by annual pay increases and an increase in headcount, as well as an increase in professional fees, partially offset by a decrease in promotional expenses. In the second half of fiscal 2007, we expect higher selling, general and administrative expenses as we expand our sales and marketing capabilities.

Research and Development. Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The $2.6 million, or 31%, increase in research and development expense from the second quarter of fiscal 2006 to the second quarter of fiscal 2007 was primarily driven by an increase in engineering costs associated with ongoing research and development projects primarily related to certain digital cinema, imaging and broadcast projects, as well as increased personnel expenses due to annual pay increases and an increase in headcount.

The $3.5 million, or 21%, increase in research and development expenses from the fiscal year-to-date period ended March 31, 2006 to the fiscal year-to-date period ended March 30, 2007 was primarily attributable to the same reasons discussed above with respect to the second quarter of fiscal 2007. In the second half of fiscal 2007, we expect higher research and development expenses as we plan to continue to invest in areas such as imaging, including 3-D and high dynamic range technologies, and next-generation broadcast platforms.

Gain on Settlements. Gain on settlements includes penalties related to the resolution of disputes with implementation licensees from which we typically do not earn royalties. In contrast, amounts attributable to the resolution of royalty disputes from licensees that specifically represent unpaid royalties are recorded as licensing revenue in the period payment is received, if all other revenue recognition criteria have been met. In the second quarter of fiscal 2007, we recognized $1.5 million as gain on settlement in connection with the resolution of disputes with two implementation licensees regarding the violation of the terms of their licensing agreements with us.

Other Income, Net

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	March 31, 2006	March 30, 2007	$	%	March 31, 2006	March 30, 2007	$	%
	($ in thousands)
Other income, net	$4,594	$5,932	$1,338	29%	$8,293	$11,359	$3,066	37%

Other income, net, primarily consists of interest income earned on cash, cash equivalent and investment balances, offset by interest expense on outstanding balances on our facility debt obligations. Also included are gains and losses on interest rate swap agreements associated with our facility debt obligations and foreign exchange rate fluctuations. The increase in other income of $1.3 million, or 29% from the second quarter of fiscal 2006 to the second quarter of fiscal 2007 was due to an increase in interest income driven by the investment of our available cash into short-term and long-term investments, as well as higher total cash, cash equivalents and investment balances driven by cash generated from operations.

Income Taxes

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 31, 2006	March 30, 2007	March 31, 2006	March 30, 2007
	($ in thousands)
Income taxes:
Provision for income taxes	$17,652	$22,776	$28,138	$37,228
Effective tax rate	38%	37%	38%	35%

Our effective tax rate is based upon a projection of annual fiscal year results. Our effective tax rate in the second quarter of fiscal 2006 was 38%, compared to 37% for the second quarter of fiscal 2007 and 38% for the fiscal year-to-date period ended March 31, 2006, compared to 35% for the fiscal year-to-date period ended March 30, 2007. The change in our effective tax rate from the second quarter of fiscal 2006 to the second quarter of fiscal 2007 was due primarily to a taxable gain on the transfer of intellectual property from a foreign subsidiary in the second quarter of fiscal 2006 and an increase in tax deductions in the second quarter of fiscal 2007 related to disqualifying dispositions of incentive stock options. The change in our effective tax rate for the fiscal year-to-date period ended March 30, 2006 to the fiscal year-to-date period ended March 30, 2007 was due primarily to increases in research and development tax credits resulting from a change in the tax law. This change reinstated the research and development tax credits for periods prior to fiscal 2007. In addition, in fiscal 2007, an increase in tax deductions related to disqualifying dispositions of incentive stock options, as well as the generation of tax-exempt interest income, further decreased our effective tax rate for the fiscal year-to-date period ended March 30, 2007. For the remaining quarters of fiscal 2007, we expect our effective tax rate to be approximately 38%. However, our tax rate could be affected by future events, including disqualifying dispositions of shares acquired under our equity compensation plans.

Liquidity and Capital Resources

The following table presents selected financial information for the fiscal quarters ended on the dates indicated:

	September 29, 2006	March 30, 2007
	(in thousands)
Cash and cash equivalents	$363,537	$337,401
Short-term investments	122,162	194,992
Long-term investments	32,909	72,275
Accounts receivable, net	23,550	30,889
Accounts payable and accrued liabilities	79,336	89,613
Working capital (a)	479,778	542,231

	March 31, 2006	March 30, 2007
	(in thousands)
Cash flows from operating activities (fiscal year-to-date)	69,946	70,409
Capital expenditures (fiscal year-to-date) (b)	3,933	4,447
Cash flows from investing activities (fiscal year-to-date)	3,933	117,940
Cash flows from financing activities (fiscal year-to-date)	11,922	18,804

(a)	Working capital consists of total current assets less total current liabilities.
(b)	Capital expenditures primarily consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements and production and test equipment.

As of March 30, 2007, we had cash and cash equivalents of $337.4 million, compared to $363.5 million at September 29, 2006. In addition, at March 30, 2007 we had short-term and long-term investments of $267.3 million, compared to $155.1 million at September 29, 2006. During the second quarter of fiscal 2007, we determined that certain corrections were needed to properly classify variable rate demand notes (VRDNs) as short-term investments rather than cash and cash equivalents, which resulted in a reduction of cash and cash equivalents of $49.0 million and a corresponding increase in short-term investments of the same amount as of September 29, 2006. The decrease in cash and cash equivalents of $26.1 million from September 29, 2006 to March 30, 2007 was primarily due to cash used in investing activities of $117.9 million primarily due to net purchases of available-for-sale securities, partially offset by cash generated from operations and financing activities of $89.2 million.

Cash flow from operating activities for the fiscal year-to-date period ending March 30, 2007 was primarily driven by net income of $69.0 million. Net income included non-cash expenses of $16.3 million related to stock-based compensation expense and depreciation and amortization for the fiscal year-to-date period ended March 30 2007. Cash flows from operating activities were partially reduced by $13.4 million of excess tax benefits upon the exercise of stock options. We believe that our cash, cash equivalents and potential cash flow from operations will be sufficient to satisfy our cash requirements through at least the next 12 months.

Cash used in investing activities was $117.9 million for fiscal year-to-date period ended March 30, 2007, which was primarily due to net purchases of available-for-sale securities of $111.5 million, and capital expenditures of $4.4 million.

Cash provided by financing activities was $18.8 million for fiscal year-to-date period ended March 30, 2007. Cash provided by financing activities was primarily driven by proceeds and excess tax benefits from the exercise of stock options, as well as the issuance of common stock related to our Employee Stock Purchase Plan.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments. As of March 30, 2007, we had cash and cash equivalents of $337.4 million, which consisted of cash, highly liquid money market funds and United States government agency securities with original maturities of three months or less. In addition, we had short-term and long-term investments of $267.3 million, which consisted primarily of United States government agency securities, variable rate discount notes and municipal debt with original maturities greater than 90 days. Many of these investments are subject to fluctuations in interest rates, which could impact our results. At March 30, 2007 the average investment maturity of our investment portfolio was six months or less. Based on our investment portfolio balance as of March 30, 2007, a hypothetical change in interest rates of 1% would have approximately a $1.6 million impact, and a change of 0.5% would have approximately a $0.8 million impact on the carrying value of our portfolio. Furthermore, a hypothetical change in interest rates of 1% would have approximately a $4.0 million impact, and a change of 0.5% would have approximately a $2.0 million impact on interest income over a one-year period.

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

Foreign Currency Exchange Risk

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom. Consequently, we have exposure to adverse changes in exchange rates associated with our foreign business operations. While most of our revenue is derived from transactions denominated in United States dollars, nearly all of our costs from our foreign operations are derived from transactions denominated in the functional currency of that foreign location. As a result, our operating income is subject to exposure from changes in exchange rates. For example, the average exchange rate for fiscal 2006 of the British pound sterling to the United States dollar was approximately 1.8 United States dollars for one British pound sterling. We estimate that if the average exchange rate for the British pound sterling had been 10% higher or lower, it would have had an impact of approximately a $2.8 million on our operating income during fiscal 2006. In addition, we are in the process of expanding our foreign operations, specifically in Asia, which will increase our exposure to changes in foreign currency exchange rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2007, that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended September 29, 2006. The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business operating results and financial condition could be materially adversely affected.

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

We expect that the future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new opportunities for our technologies, including:

•	Next-generation DVD;

•	Digital television and radio broadcasting;

•	HDTV;

•	Personal computer technology;

•	Video game consoles and video games;

•	Home DVD recording;

•	In-car entertainment systems;

•	Personal audio and video players, including internet music applications;

•	Broadband internet;

•	Imaging; and

•	Mobile devices.

The development of these markets depends on increased consumer demand for products that contain our technologies, which may not occur. Any failure of such markets to develop or consumer demand to grow would have a material adverse effect on our business and prospects. For example, in the PC market, equipment manufacturers are experiencing pricing pressure and, as a result, may elect to exclude DVD playback functionality from their products, thereby, requiring an additional cost to add this capability, which may affect demand for our technology. Whether our revenue from digital broadcast networks and broadband internet services increases depends upon the expansion of digital broadcast technologies and broadband internet as a medium of entertainment, which may not occur. In addition, even when our technologies are adopted as industry standards for a particular market, such market may not fully develop. In such case, our success depends not only on whether our technologies are adopted as industry standards for such market, but also on the development of that market, which may not occur. Demand for our technologies in any of these developing markets may not continue to grow, and a sufficiently broad base of consumers and professionals may not adopt or continue to use these technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide select technologies and entertainment for little or no cost, such as many of the services provided in connection with broadband internet services. Moreover, some of these markets are ones in which we have not previously participated and, because of our limited experience, we may not be able to adequately adapt our business and our technologies to the needs of customers in these fields.

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

Our quarterly operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees and of the satisfaction of our revenue recognition criteria. We recognize license revenue only after we receive royalty reports from our licensees regarding the shipment of their products that incorporate our technologies. As a result, the timing of our revenue depends upon the timing of our receipt of those reports. In addition, it is not uncommon for royalty reports to include positive or negative corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have recognized an unusually large amount of licensing revenue from a licensee in a given quarter because not all of our revenue recognition criteria were met in prior periods. This can result in a large amount of licensing revenue from a licensee being recorded in a given quarter that is not necessarily indicative of the amounts of licensing revenue to be received from that licensee in future quarters, thus causing fluctuations in our operating results. For example, in the fourth quarter of fiscal 2006 and second quarter of fiscal 2007 we recognized approximately $6.7 million and $7.7 million, respectively, in licensing revenue from two separate licensees related to royalties on shipments in prior periods.

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

In some cases, primarily in connection with the licensing of our Dolby Digital technologies, the products we sell and the technologies we license to our customers include intellectual property that we have licensed from third parties. Our agreements with these third parties generally require us to pay them royalties for that use, and give the third parties the right to audit our calculation of those royalties. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We are currently involved in a license agreement dispute with a third party patent licensor.

A successful challenge by a third party could increase the amount of royalties we have to pay to the third party, decrease our gross margin and adversely affect our operating results. Such a challenge could result in the termination of the license agreement which would impair our ability to continue to use and re-license intellectual property from that third party which, in turn, could adversely affect our business and prospects.

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

The cinema industry is still in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. A number of competitors offer competing products for digital cinema, some of which are priced lower than our products. At least one competitor has a significantly greater installed base of its competing digital cinema products than we do. Our inability to deploy our digital cinema products in significant numbers in the early stages of the transition to digital cinema could limit our eventual share of the digital cinema product market, which materially and adversely affect our operating results. We expect that as the market for digital cinema grows we will face more competitive pricing pressures than we have traditionally experienced for cinema products. As a result, we may have to implement pricing strategies which could have an adverse impact on our product sales gross margins in the future.

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

Our future growth will depend, in part, upon our expansion into areas beyond sound technologies. For example, in addition to our digital cinema initiative, we are exploring other areas that facilitate delivery of digital entertainment, such as technologies for processing digital moving images and content protection. We will need to spend considerable resources on research and development or acquisitions in the future in order to deliver innovative non-sound technologies. Our April 2007 acquisition of Brightside Technologies, a development-stage technology company focused on enabling the capture, distribution, and display of more vibrant video on LCD TV sets, as well as front-projection and rear-projection TVs, is an example of our efforts to expand into areas beyond sound technologies. However, we have limited experience in non-sound technology markets and, despite our efforts, we cannot predict whether we will be successful in developing, or acquiring and marketing non-sound products, technologies and services. We will face significant risks in successfully integrating businesses that we acquire, such as Brightside, into our business.

In addition, many of the non-sound technology markets are relatively new and may not develop as we currently anticipate. Moreover, although we believe that many of the technological advances we may develop or acquire for digital cinema may have applicability in other areas, such as broadcasting or consumer electronics products, we may not ever be able to achieve these anticipated benefits in these other markets. A number of competitors and potential competitors may develop non-sound technologies similar to those that we develop, or acquire, some of which may provide advantages over our products, technologies and services. Some of these competitors have much greater experience and expertise in the non-sound fields we may enter. The non-sound products, technologies and services we expect to market may not achieve or sustain market acceptance, may not meet industry needs, and may not be accepted as industry standards. If we are unsuccessful in selling non-sound products, technologies and services, the future growth of our business may be limited. In addition, our efforts to enter or strengthen our positions in non-sound markets may be tied to the success of specific programs.

Acquisition activities could result in operating difficulties, dilution to our stockholders and other harmful consequences.

We have evaluated, and expect to continue to evaluate, a wide array of possible strategic transactions, including acquisitions. For example, in April 2007 we acquired Brightside Technologies, a development-stage technology company focused on enabling the capture, distribution, and display of more vibrant video on LCD TV sets, as well as front-projection and rear-projection TVs. We consider these types of transactions in connection with our efforts to expand our business beyond sound technologies to other technologies related to the delivery of digital entertainment. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future, any of these transactions could be material in relation to our market capitalization, financial condition or results of operations. The process of integrating an acquired company, business or technology may create unforeseen difficulties and expenditures. The areas where we may face risks in integrating acquired businesses, including in connection with our acquisition of Brightside Technologies, include:

•	Diversion of management time and focus from operating our business to acquisition integration challenges;

•	Cultural challenges associated with integrating employees from acquired businesses into our organization, including cultural and logistical challenges;

•	Retaining employees from businesses we acquire;

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

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures and languages, currency risks and risks associated with the particular economic, political and regulatory environment in specific countries. Also, the anticipated benefit of our acquisitions may not materialize. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our operating results or financial condition. Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Moreover, acquisitions may have an adverse impact on our financial condition and results of operations, including a potential adverse impact on our gross margins.

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

As of March 30, 2007, we had 982 individual issued patents and 1,374 pending patent applications in nearly 35 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through February 2025. Of these, 10 patents are scheduled to expire in calendar year 2007, 19 patents are scheduled to expire in calendar year 2008 and 5 patents are scheduled to expire in calendar year 2009. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2008 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2022. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

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

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products. For example, restrictions on lead and other hazardous substances that apply to specified electronic products put on the market in the European Union became effective as of July 1, 2006 and similar requirements related to marking of electronic products became effective in China as of March 1, 2007.

We have redesigned our products in order to be able to continue to offer them for sale within the European Union. For some products, substituting particular components containing regulated hazardous substances is more difficult or costly, and additional redesign efforts could result in production delays. Selected electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the new environmental laws, which could negatively impact our ability to generate revenue from those products.

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

At March 30, 2007, Ray Dolby and persons and entities affiliated with Ray Dolby owned approximately 62% of our Class A and Class B common stock, representing 93% of the combined voting power of our outstanding Class A and Class B common stock. Under our charter, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Holders of shares of Class B common stock may generally transfer such shares to family members, including spouses and descendents or the spouses or domestic partners of such descendents, without having the shares automatically convert into shares of Class A common stock. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendents will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. There is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates continue to hold shares of Class B common stock representing approximately 10% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, in the public market, the trading price of our Class A common stock could decline. As of March 30, 2007, we had outstanding a total of 109,301,988 shares of Class A and Class B common stock. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders.

As of March 30, 2007, our directors and executive officers held 68,752,456 shares of Class B common stock, 5,064 shares of Class A common stock, vested options to purchase 543,337 shares of Class B common stock and vested options to purchase 133,748 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended March 30, 2007, we issued an aggregate of 644,797 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since March 31, 2007 through April 17, 2007, we issued an aggregate of 244,299 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of $1.2 million in the fiscal quarter ended March 30, 2007, and $0.5 million in the period since March 31, 2007 through April 17, 2007, as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of April 17, 2007 options to purchase an aggregate of 4,830,291 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

We held our 2007 Annual Meeting of Stockholders (the “Annual Meeting”) on February 6, 2007 at our executive offices located at 100 Potrero Avenue, San Francisco, CA 94103-4813. At the Annual Meeting, our stockholders:

1.	Elected five directors to serve until the 2008 Annual Meeting of Stockholders or until their successors are duly elected and qualified; and

2.	Ratified the appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending September 28, 2007.

Each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to ten votes, on all matters submitted to a vote of stockholders, unless otherwise required by law. The Class A Common Stock and Class B Common Stock vote together as a single class. At the Annual Meeting, the holders of Class A common stock and Class B common stock voted as follows:

1.	Election of Directors

Directors	Votes For	Votes Withheld
Ray Dolby	722,305,711	133,188
Bill Jasper	722,281,138	157,761
Peter Gotcher	722,355,798	83,101
Sanford Robertson	722,338,313	100,586
Roger Siboni	722,355,603	83,296

2.	Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for our fiscal year ending September 28, 2007.

Votes For:	722,331,423
Votes Against:	91,301
Abstentions:	16,175

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1*	2005 Stock Plan, as amended and restated

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2007

DOLBY LABORATORIES, INC.

By:	/s/ Kevin J. Yeaman
Kevin J. Yeaman
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1*	2005 Stock Plan, as amended and restated

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement
‡	Furnished herewith