Form 10-Q
period 2007-06-29
Dolby Laboratories, Inc.
filed 2007-08-01
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2007

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

(415) 558-0200

(Registrant's telephone number, including area code)

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

On July 18, 2007, the registrant had 49,049,160 shares of Class A common stock, par value $0.001 per share, and 60,955,790 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 29, 2006	June 29, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$363,537	$325,909
Short-term investments	122,162	210,548
Accounts receivable, net of allowance	23,550	25,021
Inventories	11,104	14,091
Income tax receivable	1,371	20,875
Deferred income taxes	44,568	57,831
Prepaid expenses and other current assets	6,340	13,819

Total current assets	572,632	668,094

Property, plant and equipment, net	76,995	81,457
Intangible assets, net	14,954	33,028
Goodwill	23,188	41,908
Long-term investments	32,909	80,047
Long-term deferred income taxes	11,100	11,015
Other non-current assets	7,510	8,151

Total assets	$739,288	$923,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$79,336	$103,223
Income taxes payable	5,719	6,233
Current portion of debt	1,441	1,528
Deferred revenue	6,358	11,927

Total current liabilities	92,854	122,911
Long-term debt	10,893	10,037
Long-term deferred revenue	4,563	5,072
Long-term deferred income tax liability	—	6,312
Other non-current liabilities	16,779	14,274

Total liabilities	125,089	158,606
Controlling interest	19,911	21,825
Stockholders’ equity:
Class A common stock	37	49
Class B common stock	70	61
Additional paid-in capital	323,449	365,907
Retained earnings	266,918	365,591
Accumulated other comprehensive income	3,814	11,661

Total stockholders’ equity	594,288	743,269

Total liabilities and stockholders’ equity	$739,288	$923,700

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 30, 2006	June 29, 2007	June 30, 2006	June 29, 2007
		(unaudited)
Revenue:
Licensing	$69,138	$94,795	$221,303	$283,812
Product sales	18,862	17,191	50,574	47,870
Services	5,650	7,627	17,522	21,383

Total revenue	93,650	119,613	289,399	353,065

Cost of revenue:
Cost of licensing	6,008	8,478	19,786	26,287
Cost of product sales (1)	10,190	8,119	29,754	24,519
Cost of services (1)	2,686	2,963	7,913	8,470

Total cost of revenue	18,884	19,560	57,453	59,276

Gross margin	74,766	100,053	231,946	293,789

Operating expenses:
Selling, general and administrative (1)	38,477	48,430	113,598	128,266
Research and development (1)	9,108	11,854	25,413	31,650
Gain on settlements	—	(350)	—	(1,850)

Total operating expenses	47,585	59,934	139,011	158,066

Operating income	27,181	40,119	92,935	135,723
Interest income	4,671	6,592	13,383	19,216
Interest expense	(477)	(825)	(1,327)	(1,751)
Other income (expense), net	(174)	(8)	257	(347)

Income before provision for income taxes and controlling interest	31,201	45,878	105,248	152,841
Provision for income taxes	11,778	15,839	39,916	53,067

Income before controlling interest	19,423	30,039	65,332	99,774
Controlling interest in net income, net of tax	(339)	(354)	(1,000)	(1,101)

Net income	$19,084	$29,685	$64,332	$98,673

Basic earnings per share	$0.18	$0.27	$0.61	$0.91
Diluted earnings per share	$0.17	$0.26	$0.58	$0.87

Weighted-average shares outstanding (basic)	106,238	109,692	105,262	108,898
Weighted-average shares outstanding (diluted)	111,983	113,696	111,446	113,389

Expense for rent payable to related party included in selling, general and administrative expenses	337	340	1,546	1,021
(1) Stock-based compensation included above was classified as follows:
Cost of product sales	$201	$269	$599	$679
Cost of services	129	39	385	107
Selling, general and administrative	3,731	3,838	11,941	11,459
Research and development	679	993	2,015	2,512

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year-to-Date Ended
	June 30, 2006	June 29, 2007
	(unaudited)
Operating activities:
Net income	$64,332	$98,673

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,452	10,533
Stock-based compensation expense	14,940	14,757
Accretion of discounts on debt securities	—	(1,816)
Excess tax benefit from exercise of stock options	(11,016)	(18,524)
Provision for doubtful accounts	601	1,021
Deferred income taxes	(8,174)	(13,389)
Other non-cash items affecting net income	1,292	1,558
Changes in operating assets and liabilities:
Accounts receivable	1,235	(2,039)
Inventories	(1,797)	(6,664)
Prepaid expenses and other assets	502	(8,017)
Accounts payable and accrued liabilities	7,047	23,485
Income taxes, net	8,194	3,132
Deferred revenues	2,994	5,880
Other non-current liabilities	(182)	(113)
Payment on litigation settlement	(3,000)	(3,000)

Cash flows from operating activities	86,420	105,477

Investing activities:
Purchases of available-for-sale securities	(405,239)	(307,383)
Proceeds from sale of available-for-sale securities	255,145	173,172
Purchases of property, plant and equipment	(5,697)	(6,945)
Acquisitions, net of cash acquired	—	(30,230)
Purchase of intangible assets	—	(750)
Other investing activities	(1,000)	88

Cash flows from investing activities	(156,791)	(172,048)

Financing activities:
Payments on debt	(1,011)	(1,087)
Proceeds from the exercise of stock options	4,309	7,253
Issuance of Class A common stock from ESPP purchase	2,207	967
Excess tax benefit from exercise of stock options	11,016	18,524

Cash flows from financing activities	16,521	25,657

Effect of foreign exchange rate changes on cash and cash equivalents	2,093	3,286

Net decrease in cash and cash equivalents	(51,757)	(37,628)
Cash and cash equivalents at beginning of period	372,403	363,537

Cash and cash equivalents at end of period	$320,646	$325,909

Supplemental disclosure:
Cash paid for income taxes	$41,573	$63,317
Cash paid for interest	1,348	1,335

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

Unaudited Interim Financial Statements

The accompanying interim condensed consolidated balance sheet as of June 29, 2007, the condensed consolidated statements of operations for the fiscal quarters and fiscal year-to-date periods ended June 30, 2006 and June 29, 2007 and the condensed consolidated statements of cash flows for the fiscal year-to-date periods ended June 30, 2006 and June 29, 2007 are unaudited. These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended September 29, 2006 and include all adjustments necessary for fair presentation. The results for the fiscal quarter and fiscal year-to-date period ended June 29, 2007 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 28, 2007.

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

Prior Period Presentation

During the second quarter of fiscal 2007, we determined that certain immaterial corrections were needed to properly classify variable rate demand notes (VRDNs) as short-term investments rather than cash and cash equivalents, which resulted in a reduction of cash and cash equivalents of $49.0 and $52.8 million and a corresponding increase in short-term investments of the same amounts as of September 29, 2006 and June 30, 2006, respectively. The corrections were made to adjust the prior misclassification of VRDNs based on the current interpretation of cash equivalents pursuant to Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Additionally, the corrections increased cash outflows from investing activities by $49.0 million and $52.8 million, thereby reducing net cash flows by the same amounts for fiscal 2006 and the fiscal year-to-date period ended June 30, 2006, respectively.

The following table illustrates the impact of the prior period reclassification on investing activities and net cash flows for the fiscal year-to-date period ended June 30, 2006.

Fiscal Year-To-Date Period Ended June 30, 2006
(in thousands)
Investing activities:
Cash flows from investing activities (as reported)	$(104,016)
Reclassification of VRDNs to short-term investments	(52,775)

Cash flows from investing activities (reclassified)	$(156,791)

Net increase (decrease) in cash and cash equivalents:
Net increase in cash and cash equivalents (as reported)	$1,018
Reclassification of VRDNs to short-term investments	(52,775)

Net decrease in cash and cash equivalents (reclassified)	$(51,757)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 30, 2006	June 29, 2007	June 30, 2006	June 29, 2007
	(in thousands, except per share amounts)
Numerator:
Net income	$19,084	$29,685	$64,332	$98,673

Denominator:
Weighted-average shares outstanding (basic)	106,238	109,692	105,262	108,898
Potential common shares from options to purchase Class A common stock and Class B common stock	5,745	4,004	6,184	4,491

Weighted-average shares outstanding (diluted)	111,983	113,696	111,446	113,389

Basic earnings per share	$0.18	$0.27	$0.61	$0.91
Diluted earnings per share	$0.17	$0.26	$0.58	$0.87

A total of 1,581,240 and 1,790,872 options were excluded from the calculation of potential common shares for the third quarter of fiscal 2006 and the third quarter of fiscal 2007, respectively, because their inclusion would have been anti-dilutive. A total of 1,671,801 and 1,434,147 options were excluded from the calculation of potential common shares for the fiscal year-to-date periods ended June 30, 2006 and June 29, 2007, respectively, because their inclusion would have been anti-dilutive.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense in the consolidated financial statements over the requisite service period. Further, as required under SFAS 123R, we estimate forfeitures for share based awards that are not expected to vest. In the third quarter of fiscal 2007, we recorded stock-based compensation expense of $5.1 million under the fair-value provisions of SFAS 123R, compared to $4.7 million in the third quarter of fiscal 2006. For the fiscal year-to-date period ended June 29, 2007, we recorded stock-based compensation expense of $14.8 million, compared to $14.9 million for the fiscal year-to-date period ended June 30, 2006. See Note 4 “Stockholders’ Equity and Stock-Based Compensation” for further discussion.

Income Taxes

We recognize our quarterly provision for income taxes based on our estimated full year projected effective tax rate. We estimate our effective tax rate based on projections of our income before income taxes for the full fiscal year. In the period that we file our annual tax returns, we true up our provision for income taxes to reflect any difference between our estimated provision and our filed tax return. In the third quarter of fiscal 2007, we determined that we had incorrectly estimated the amount of tax-free interest income that we expect for the full year of fiscal 2007. As a result, we adjusted our provision for income taxes in the third quarter of fiscal 2007 by $1.4 million related to the first two quarters of fiscal 2007. We concluded that the impact of this adjustment was not material to the third quarter of fiscal 2007 or any prior quarters.

Gain on Settlements

Gain on settlements includes payments received related to the resolution of disputes with integrated circuit (IC) manufacturers from which we typically do not earn royalties. In contrast, amounts attributable to the resolution of royalty disputes from licensees that specifically represent unpaid royalties are recorded as licensing revenue in the period payment is received, if all other revenue recognition criteria have been met. In the third quarter of fiscal 2007, we recognized $0.4 million as gain on settlement in connection with the resolution of disputes with two IC manufacturers regarding the violation of the terms of their licensing agreements with us. For the fiscal year-to-date period ended June 29, 2007, we have recognized $1.9 million as gain on settlement related to the resolution of disputes with three IC manufacturers.

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and unrealized losses on available-for-sale securities which are reflected as a component of stockholders’ equity. The components of comprehensive income, net of tax, were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 30, 2006	June 29, 2007	June 30, 2006	June 29, 2007
	(in thousands)
Net income	$19,084	$29,685	$64,332	$98,673
Other comprehensive income (loss):
Foreign currency translation adjustment	3,002	3,355	2,033	8,109
Unrealized losses on available-for-sale securities, net of tax	(101)	(135)	(101)	(262)

Comprehensive income	$21,985	$32,905	$66,264	$106,520

Withholding and Sales Tax

Licensing revenue is recognized gross of withholding taxes that are remitted by our licensees directly to their local tax authorities. Withholding taxes were $2.5 million and $2.7 million in the third quarter of fiscal 2006 and 2007, respectively. Withholding taxes were $7.3 million and $9.4 million in the fiscal year-to-date period ended June 30, 2006 and June 29, 2007, respectively. Sales tax is accounted for on a net basis and is excluded from revenues.

2. Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 29, 2006 and June 29, 2007 consisted of the following:

	September 29, 2006	June 29, 2007
	(in thousands)
Cash and cash equivalents:
Cash	$108,653	$122,256
Cash equivalents:
Money market funds	224,331	196,186
U.S. government agency securities	30,553	7,467

Cash and cash equivalents	363,537	325,909

Investments:
U.S. government agency securities	17,011	115,727
Auction rate certificates	62,850	83,600
Variable rate demand notes	48,950	55,000
Municipal debt securities	25,466	35,474
Equity securities	794	794

Total investments	155,071	290,595

Cash, cash equivalents and investments	$518,608	$616,504

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of June 29, 2007 is as follows:

	Maturity
	90 Days or Less		91 Days to One Year		Greater than One Year
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value / Cost	Net Unrealized Loss
	(in thousands)
Money market funds	$196,186	$—	$—	$—	$—	$—
U.S. government agency securities	7,467	(2)	49,584	(38)	66,143	(103)
Variable rate demand notes	—	—	55,000	—	—	—
Municipal debt securities	—	—	22,364	(31)	13,110	(35)
Auction rate certificates	—	—	83,600	—	—	—

Equity securities	—	—	—	—	794	—

Cash equivalents and investments	$203,653	$(2)	$210,548	$(69)	$80,047	$(138)

Equity securities have been accounted for under the cost method and though it does not have any maturity, we have classified it as a long-term investment based on our ability and intent to hold the investment for more than one year.

We review our investment portfolio for indicators of impairment. This evaluation requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of our investments. Total investment securities had net unrealized losses of $0.2 million, which consisted of gross unrealized losses of $0.7 million and gross unrealized gains of $0.5 million as of June 29, 2007. An analysis of the securities in an unrealized loss position revealed that the total potential other-than-temporary impairment exposure was less than $0.1 million. Based on our evaluation of the impairment indicators, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider any of our investments to be other-than-temporarily impaired as of June 29, 2007.

Accounts Receivable

Accounts receivable consists of the following:

	September 29, 2006	June 29, 2007
	(in thousands)
Trade accounts receivable, licensing	$13,648	$11,016
Trade accounts receivable, products and services	8,949	11,647
Amounts receivable related to joint licensing programs	2,037	2,048
Other accounts receivable	640	1,409

	25,274	26,120
Less: Allowance for doubtful accounts	(1,724)	(1,099)

Accounts receivable, net of allowance	$23,550	$25,021

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, adjusted for excess and obsolete items, and consist of the following:

	September 29, 2006	June 29, 2007
	(in thousands)
Raw material	$4,339	$4,023
Work in process	1,437	2,580
Finished goods	5,328	7,488

Inventories	$11,104	$14,091

Goodwill and Intangible Assets

Following is a summary of goodwill and intangible assets:

	September 29, 2006	June 29, 2007
	(in thousands)
Amortized intangible assets:
Patents	$4,435	$21,087
Acquired technology	3,745	6,293
Other intangibles	11,428	12,353

	19,608	39,733

Less: Accumulated amortization	(4,654)	(6,705)

Intangible assets, net	$14,954	$33,028

Non-amortized intangible assets:
Goodwill	$23,188	$41,908

Amortization expense associated with our intangible assets was $0.5 million and $1.0 million in the third quarters of fiscal 2006 and 2007, respectively, and is included in cost of licensing, cost of product sales, and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Amortization expense associated with our intangible assets was $1.5 million and $2.1 million for the fiscal year-to-date periods ended June 30, 2006 and June 29, 2007, respectively. The increase in goodwill from September 29, 2006 to June 29, 2007 was due to the acquisition of Brightside Technologies Inc. (Brightside), as well as fluctuations in foreign currency exchange rates. Our fiscal 2007 impairment test of goodwill, which was performed in the third quarter of fiscal 2007, resulted in no impairment charge.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 29, 2006	June 29, 2007
	(in thousands)
Accounts payable	$4,581	$5,397
Accrued royalties	11,054	30,615
Amounts payable to joint licensing program partners	26,749	24,038
Accrued compensation and benefits	23,241	25,119
Accrued professional fees	3,629	3,743
Current portion of litigation settlement (see Note 5)	2,502	2,456
Other accrued liabilities	7,580	11,855

Accounts payable and accrued liabilities	$79,336	$103,223

Accrued royalties includes approximately $10.5 million and $29.8 million at September 29, 2006 and June 29, 2007, respectively, in royalties related to the license of certain patents under a license agreement with an unrelated third party. In the third quarter of fiscal 2006, we evaluated whether the patents licensed to us under the license agreement covered all of the products and technologies for which we had historically been paying royalties to the patent licensor. Based on our evaluation, we determined that under the license agreement we may not owe royalties to the patent licensor on all the products and technologies for which we had historically been paying. In the third quarter of fiscal 2006, we notified the patent licensor that going forward we intended to pay royalties only for products and technologies that we believe are covered by the patents licensed under the license agreement, and subsequently, we have been paying the patent licensor royalties on this basis. In the second quarter of fiscal 2007, the patent licensor informed us that it disagreed with our interpretation of the license agreement. While we are trying to resolve this matter with the patent licensor, there continues to be uncertainty regarding the outcome. As a result, we have continued to accrue royalty expense in a manner consistent with our historical payments.

3. Segment Information

Operating Segments

Our chief operating decision maker is our Chief Executive Officer (CEO). While the CEO evaluates results in a number of different ways, historically the primary basis for which the allocation of resources and financial results has been assessed has been by examining our business in two operating segments: the technology licensing segment and the products and services segment. The technology licensing segment licenses our technologies, trademarks and know-how to manufacturers of consumer electronics products and software developers. The products and services segment provides professional products to movie theatres and to the recording, broadcast, cable and video post-production industries. Additionally, this segment provides services to film production and distribution companies, cinemas and broadcasters.

In an effort to improve our ability to scale our organization and effectively apply our strategy across our markets, in the third quarter of fiscal 2007 we decided to reorganize our business from two operating segments into a functional organizational model. As a result, there will be a products and technology group responsible for research, engineering, product development, manufacturing and technology and there will be a sales and marketing group responsible for all sales, marketing, business development and field operations. The world-wide corporate support functions will continue to support the overall needs of the business. The change will take effect in the fourth quarter of fiscal 2007. We are currently evaluating the new structure as it relates to Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

Accounting policies for each of the operating segments are the same as those used on a consolidated basis. Our reportable segment information for the fiscal quarters and fiscal year-to-date periods ended June 30, 2006 and June 29, 2007 is as follows:

	Revenue
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 30, 2006	June 29, 2007	June 30, 2006	June 29, 2007
	(in thousands)
Technology licensing	$69,138	$94,795	$221,303	$283,812
Products and services	24,512	24,818	68,096	69,253

Total revenue	$93,650	$119,613	$289,399	$353,065

	Gross Margin
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 30, 2006	June 29, 2007	June 30, 2006	June 29, 2007
	(in thousands)
Technology licensing	$63,130	$86,317	$201,517	$257,525
Products and services	11,636	13,736	30,429	36,264

Total gross margin	$74,766	$100,053	$231,946	$293,789

	Reconciliation to Income before Provision for Income Taxes and Controlling Interest
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 30, 2006	June 29, 2007	June 30, 2006	June 29, 2007
	(in thousands)
Total segment gross margin	$74,766	$100,053	$231,946	$293,789
Operating expenses	(47,585)	(59,934)	(139,011)	(158,066)
Other income, net	4,020	5,759	12,313	17,118

Total income before provision for income taxes and controlling interest	$31,201	$45,878	$105,248	$152,841

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

Geographic Data

Revenue by geographic region, which was determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for product sales, and the location where services were performed for service revenue, was as follows:

	Revenue by Geographic Region
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 30, 2006	June 29, 2007	June 30, 2006	June 29, 2007
	(in thousands)
United States	$29,639	$43,553	$79,735	$100,081
International	64,011	76,060	209,664	252,984

Total revenue	$93,650	$119,613	$289,399	$353,065

The concentration of our revenue from individual countries or geographic regions was as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 30, 2006	June 29, 2007	June 30, 2006	June 29, 2007
	(in thousands)
United States	32%	36%	28%	28%
Japan	18%	18%	22%	21%
Europe	19%	17%	20%	20%
Taiwan	12%	11%	10%	11%
China	10%	8%	10%	11%
Other	9%	10%	10%	9%

In the third quarter of fiscal 2007, revenue from our two largest licensing segment customers represented $13.0 million and $12.8 million, or 11%, of total revenue for each customer. For the fiscal year-to-date period ended June 29, 2007, revenue from our largest customer represented $35.3 million or 10%, of total revenue. No other customers represented over 10% of revenue for the fiscal year-to-date period ended June 29, 2007. In the third quarter of fiscal 2006, revenue from our largest licensing segment customer represented $9.8 million, or 10%, of total revenue, and no customer accounted for more than 10% of total revenue for the fiscal year-to-date period ended June 30, 2006.

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Long-Lived Tangible Assets by Geographic Region
	September 29, 2006	June 29, 2007
	(in thousands)
United States	$55,236	$58,239
International	21,759	23,218

Total long-lived tangible assets, net of accumulated depreciation	$76,995	$81,457

Long-lived tangible assets, which consist of property, plant and equipment net of accumulated depreciation, held in the United Kingdom were $21.0 million and $22.1 million at September 29, 2006 and June 29, 2007, respectively.

4. Stockholders’ Equity and Stock-Based Compensation

Secondary Offering

On May 15, 2007, we filed a registration statement with the Securities and Exchange Commission relating to the public offering and sale of 8,000,000 shares of our Class A common stock by an affiliate of Ray Dolby, the founder, chairman of our Board of Directors, and, together with certain affiliates, the largest stockholder of the Company. The offering was priced at $32.00 per share and all 8,000,000 shares were sold on May 30, 2007. We did not receive any proceeds from the sale of the shares. We incurred approximately $0.7 million of expenses related to the sale of the shares for legal, accounting and registration fees which were recorded to selling, general and administrative expenses. We agreed to indemnify the underwriters against certain potential liabilities under the Securities Act of 1933 related to the offering and the registration statement.

Stock-Based Compensation

We utilize stock-based awards as a form of compensation for employees, officers, directors and non-employee consultants. Stock-based compensation expense was $4.7 million and $5.1 million for the third quarter of fiscal 2006 and 2007, respectively, and $14.9 million and $14.8 million for the fiscal year-to-date periods ended June 30, 2006 and June 29, 2007, respectively.

We recognized $4.5 million and $6.0 million in tax benefits related to stock-based compensation arrangements in the third quarter of fiscal 2006 and 2007, respectively and $13.6 million and $23.5 million in tax benefits related to stock-based compensation arrangements in the fiscal year-to-date periods ended June 30, 2006 and June 29, 2007, respectively.

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

Stock Options. We have granted stock options to our employees, officers and directors under our 2005 Stock Plan and our 2000 Stock Incentive Plan. We utilize a Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 30, 2006	June 29, 2007	June 30, 2006	June 29, 2007
Expected term (in years)	6.25	5.09	6.23	5.71
Expected stock price volatility	50.4%	40.1%	50.1%	43.5%
Risk-free interest rate	5.2%	4.6%	4.6%	4.6%
Dividend yield	—	—	—	—

Stock-based compensation expense is recorded net of estimated forfeitures. In the third quarter of fiscal 2007, we utilized an estimated forfeiture rate of 5.6%.

The following table summarizes information about stock options issued to officers, directors, employees and non-employee consultants under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 29, 2006	8,881	$5.47
Grants	1,921	29.52
Exercises	(2,598)	2.79
Forfeitures and expirations	(364)	10.69

Options outstanding at June 29, 2007	7,840	12.00	7.18	$183,647

Options vested and expected to vest at June 29, 2007	7,215	11.45	7.09	$172,948

Options exercisable at June 29, 2007	3,358	3.49	5.69	$107,193

The weighted-average fair value of stock options on the date of grant was $12.90 and $14.86 for the third quarter of fiscal 2006 and 2007, respectively, and $10.11 and $13.95 for the fiscal year-to-date period ended June 30, 2006 and June 29, 2007, respectively. Aggregate intrinsic value is based on the closing price of our common stock on June 29, 2007 of $35.41 and excludes the impact of options that were not in-the-money.

5. Legal Proceedings

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet using a discount rate of 5.125%, which approximated our incremental cost of borrowing rate. Interest related to this liability is recorded quarterly and is included in other income, net on the accompanying condensed consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. We made an annual $3.0 million payment in June 2007. As of June 29, 2007, we had $12.0 million remaining to be paid under this settlement.

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

6. Business Combinations

In April 2007, we acquired all outstanding shares of Brightside a provider of high-dynamic range (HDR) technology. The technology acquired through this acquisition focuses on enabling the capture, distribution, and display of more vibrant video on LCD TV sets. We acquired Brightside to expand our technology portfolio and to increase our expertise in imaging technologies. The acquisition was accounted for as a business combination as described in Statement of Financial Accounting Standards No. 141, Business Combinations. The

financial results of Brightside, excluding those that are eliminated in consolidation, have been included in our consolidated financial statements since April 2007. Supplemental pro forma disclosure was deemed not necessary due to the immateriality of the financial statements.

The aggregate cost of the acquisition, net of acquired cash, was $30.5 million and was allocated as follows:

Total Purchase Price Allocation
(in thousands)
Goodwill	$16,072
Patents	15,900
Developed technology	2,500
Other intangible assets	100
Acquired liabilities, net	(4,121)

Total purchase price	$30,451

7. Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of June 29, 2007:

	Payments Due by Period
	Remainder of Fiscal 2007	Fiscal 2008 to 2009	Fiscal 2010 to 2011	After Fiscal 2011	Total
			(in thousands)
Long-term debt (1)	$380	$3,180	$3,538	$4,467	$11,565
Operating leases (2)	994	6,786	6,334	9,680	23,794
Payments on litigation settlement (3)	—	6,000	6,000	—	12,000

Total	$1,374	$15,966	$15,872	$14,147	$47,359

(1)	We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant.
(2)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of June 29, 2007.
(3)	In April 2002, we settled a dispute with an unrelated third party and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. Refer to Note 5 “Legal Proceedings” for further discussion.

Other Cash Obligations. Under the terms of the agreement to acquire all outstanding shares of our subsidiary, Cinea in September 2003, we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction though 2022. As of June 29, 2007, no additional purchase consideration had been paid and no liability is reflected on our balance sheet.

8. Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We plan to adopt FIN 48 in the first quarter of fiscal 2008. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how to evaluate the materiality of an uncorrected misstatement in the current year financial statements using both an income statement approach (the rollover approach) and a balance sheet approach (the iron curtain approach). The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement while the iron curtain approach quantifies a misstatement based on the effects of correcting the cumulative misstatement existing in the balance sheet at the end of the current year. SAB 108 is effective for fiscal years ending after November 15, 2006. We plan to adopt SAB 108 in the fourth quarter of fiscal 2007. We are currently evaluating the effect that the adoption of SAB 108 will have on our financial position or results of operations.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” ”potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: demand for and future revenues from the sale of consumer electronics products incorporating our technologies, including traditional and next–generation DVD players; growth opportunities in the consumer electronics market; opportunities to incorporate our technologies in markets outside the traditional consumer electronics market or to deliver technology solutions in areas beyond sound; the impact of inclusion of certain of our technologies in audio standards; the rate of adoption of and sales of next–generation DVD players; diversification of sources of licensing revenue; demand for and future revenues from incorporation of our technologies in personal computers; increase in sales of our products and demand for consumer electronics products containing our technologies in emerging economies; concentration of manufacturing of consumer electronic products containing our technologies in emerging economies and the associated challenges in royalty collection and intellectual property enforcement; our ability to scale our organization and effectively apply our strategy across our markets; pricing strategies for our digital cinema product and competitive pricing pressures for our cinema products; the pace of the movie industry’s transition to digital cinema and our expected revenue associated with the transition; the expected timing of revenue and cost recognition for a number of digital cinema systems and our expected product sales and product services gross margins; our expected selling, general and administrative expenses and research and development expenses for the remaining quarter of fiscal 2007; our expected effective tax rate for the remaining quarter of fiscal 2007; our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for goodwill, accounting for income taxes, personal holding company matters and stock-based compensation; calculations of royalties due to our licensors; statements regarding the sufficiency of our cash reserves; and our expected rate of return on investments. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including: the rate of growth of the markets for consumer electronics that include our technologies; whether PC manufacturers will continue to include additional DVD software applications on personal computers that include Windows Vista Home Premium Edition or Ultimate Edition; whether sales of personal computers with the Home Premium Edition or the Ultimate Edition will be strong; whether our technologies are selected for and remain part of audio standards; the rate of deployment and adoption of next–generation DVD players; the extent to which our expectations regarding new licensing markets are realized; the extent to which consumer electronics manufacturers concentrate their production in emerging economies that present royalty collection and intellectual property enforcement challenges; the extent to which consumers in emerging economies elect to purchase products containing our technologies; the effectiveness of our transition to a functional organizational model; the extent to which professionals using our equipment continue to demand innovative technology solutions developed by us; the pace of the movie industry’s transition to digital cinema; our ability to tailor our traditional model of selling to respond to market trends; whether our competitors are able to develop and sell alternative digital cinema technologies to our customers; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; the accuracy of our calculations of royalties due to our licensors; fluctuations in interest rates; and risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results. The periods presented herein consist of our third quarters of fiscal 2006 and 2007 and the fiscal year-to-date periods ended June 30, 2006 and June 29, 2007. Our fiscal year-to-date periods ended June 30, 2006 and June 29, 2007, both consisted of 39 weeks. Our 2007 fiscal year consists of 52 weeks and ends on September 28, 2007. The results for the fiscal quarter and fiscal year-to-date period ended June 29, 2007 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 28, 2007.

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

Historically, we have conducted our business in two operating segments: licensing our technologies to manufacturers of consumer electronics products and software developers, and selling our professional products and related services.

In an effort to improve our ability to scale our organization and effectively apply our strategy across our markets, in the third quarter of fiscal 2007 we decided to reorganize our business from two operating segments into a functional organizational model. As a result, there will be a products and technology group responsible for research, engineering, product development, manufacturing and technology and there will be a sales and marketing group responsible for all sales, marketing, business development and field operations. The world-wide corporate support functions will continue to support the overall needs of the business. The change will take effect in the fourth quarter of fiscal 2007.

In our technology licensing segment, we work with manufacturers of integrated circuits (ICs) to help them incorporate our technologies into their ICs. These manufacturers then sell ICs to product manufacturers that license our technologies for incorporation in products such as DVD players, DVD recorders, audio/video receivers, television sets, set-top boxes, video game consoles, portable audio and video players, personal computers, in-car entertainment systems and other consumer electronics products. We also license our technologies to software developers who implement our technologies for use in personal computer software products. Our licensing arrangements typically entitle us to receive a specified royalty for every product shipped by product manufacturers or software developer licensees that incorporate our technologies. We do not receive royalties from IC manufacturers. We also collect fees for administering joint licensing programs (commonly referred to as “patent pools”) on behalf of third parties. In fiscal 2005, 2006 and the fiscal year-to-date period ended June 29, 2007 our licensing revenue represented 75%, 77% and 80% of our total revenue, respectively.

In our products and services segment, we design, manufacture and sell audio products for the motion picture, broadcast, music and video game industries to improve sound quality, provide surround sound and increase the efficiency of sound storage and distribution. The majority of our professional product revenue is derived from sales of cinema processors, which movie theatres use to process film soundtracks, and to a lesser extent, from sales of broadcast products, which broadcasters use to distribute content encoded with our technologies. Our services revenue is primarily generated by service agreements with motion picture production companies who utilize our services and equipment. Our sound engineers work alongside filmmakers, television broadcasters, music producers and video game designers to help them use our products to create and reproduce the sound they envision. Our sound engineers also provide training, system design expertise and on-site technical expertise to cinema operators to help them configure their theatres and sound equipment to ensure that movie soundtracks are replayed with consistent high-quality sound. In our digital cinema content preparation service unit we act as a technical agent for our clients, following the content from start to finish, providing the compression mastering and distribution media preparation, distribution and verification services.

We believe that our long history of developing innovative technology solutions for the entertainment industry and our well-established relationships with industry participants provide us with opportunities to deliver technology solutions in areas beyond sound. In recent years we have expanded our business to offer technologies to facilitate delivery of digital entertainment, including digital cinema technologies for processing digital moving images and content protection. In addition, we are exploring other areas where we may be able to develop and deliver technologies that enrich the entertainment experience, including technologies for imaging and display and mobile devices.

On April 25, 2007 we acquired all outstanding shares of Brightside Technologies Inc. (Brightside), a privately held provider of high-dynamic range image technology. The technology acquired through this acquisition focuses on enabling the capture, distribution, and display of more vibrant video on LCD TV sets, as well as front-projection and rear-projection TVs.

We are a global organization. We have licensed our technologies to manufacturers in approximately 35 countries, including countries in North America, Europe and Asia. In fiscal 2005, 2006 and the fiscal year-to-date period ended June 29, 2007, revenue from licensees outside the United States represented 76%, 77% and 74% of our licensing revenue, respectively. Our licensees distribute products incorporating our technologies throughout the world. We sell our professional products and services in over 50 countries. In fiscal 2005, 2006 and the fiscal year-to-date period ended June 29, 2007, revenue from sales outside the United States represented 61%, 64% and 62% of our professional products sales and services revenue, respectively. Most of our revenue is derived from transactions denominated in United States dollars.

Management Discussion Regarding Opportunities, Challenges and Risks

Licensing revenue constitutes the majority of our total revenue, representing 75%, 77% and 80% of total revenue in fiscal 2005, 2006 and the fiscal year-to-date period ended June 29, 2007, respectively. We categorize our licensing revenue into the following markets:

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

We are continuing to diversify our sources of licensing revenue by actively promoting the incorporation of our technologies for use in growing markets outside of our traditional consumer electronics market, such as personal computers, broadcast, gaming and automotive. As a result, we expect that revenue from our consumer electronics market will decrease as a percentage of licensing revenue in fiscal 2007.

The personal computing market, which represented over 25% of our licensing revenue in fiscal 2005 and just over 30% in fiscal 2006, has been primarily driven by demand for software DVD players and to a lesser extent, DVD authoring applications. Historically, PC manufacturers have frequently included DVD playback functionality as part of the software applications included in their products. Microsoft recently introduced its Windows Vista operating system. Two of the six editions of this operating system, the Windows Vista Home Premium Edition and the Windows Vista Ultimate Edition, include Dolby technologies which help enable DVD playback functionality and DVD authoring capabilities. To date, sales of personal computers for the consumer market shipped with the Home Premium Edition have been strong. In addition, many major PC manufacturers continue to include additional branded software applications with DVD playback capabilities and other features that PC manufacturers have selected for inclusion and which are not provided in the Microsoft operating systems.

This contributed to an increase in licensing revenue from our PC market in the third quarter of fiscal 2007 and we expect revenue from our PC market to increase as a percentage of licensing revenue for fiscal 2007. In the future, PC manufacturers may elect to exclude additional DVD software applications on personal computers that include the Windows Vista Home Premium Edition or Windows Vista Ultimate Edition. Additionally, it is unclear at what pace business customers will migrate from their current operating systems to the Windows Vista operating systems and how such adoption will impact sales of software DVD players for business PCs.

The broadcast market, which is primarily driven by demand for Dolby Digital in televisions and set-top boxes, represented approximately 10% of our licensing revenue in fiscal 2005 and just over 10% in fiscal 2006. The broadcast market has benefited in recent years from the transition from analog televisions to digital televisions, including high definition television (HDTV). We expect that revenue from our broadcast market will increase as a percentage of licensing revenue in fiscal 2007. Revenue generated from the gaming and automotive markets has primarily been driven by demand for Dolby Digital and ATRAC technology in video game consoles and Dolby Digital in in-car entertainment systems.

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

Revenue from the sale of our products and services represented 25%, 23% and 20% of total revenue in fiscal 2005, 2006 and the fiscal year-to-date period ended June 29, 2007, respectively. We are committed to developing technologies for use by professionals in the entertainment industry. We believe that filmmakers, broadcasters, music producers and video game designers will continue to push for technology solutions to help create, distribute and play back rich, high quality sounds and images. As a result, we believe that major advances in sound, imaging and other technologies for the recording, delivery and playback of entertainment likely will be introduced first in products designed for use by professionals.

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

The cinema industry is still in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. A number of competitors offer competing products for digital cinema, some of which are priced lower than our products. At least one competitor has a significantly greater installed base of its competing digital cinema products than we do which could limit our eventual share of the digital cinema product market. We expect that as the market for digital cinema grows we will face more competitive pricing pressures than we have traditionally experienced for cinema products. As a result, we have had to implement pricing strategies which will have an adverse impact on our product sales gross margins in the future.

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

Product Sales and Services. Our revenue from the sale of products is recognized when the risk of ownership has transferred to our customer as provided under the terms of the governing purchase agreement, typically when the product has been shipped to the customer, and all the other revenue recognition criteria have been met. Generally, these purchase agreements provide that the risk of ownership is transferred to the customer when the product is shipped. Services are recognized as the services related to a given project are completed and all other revenue recognition criteria have been met.

Multiple-Element Arrangements. We enter into arrangements that include multiple elements such as hardware, software, maintenance and other services. Revenue from these arrangements is allocated based on the fair value of each element. The allocated revenue for each element is recognized when all revenue recognition criteria for that element has been met. If we cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, we defer revenue until all elements are delivered and/or services have been performed, or until we can objectively determine the fair value of all remaining undelivered elements. When the undelivered element is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. When our products have been delivered as part of a multiple-element arrangement, but the revenue associated with that product is deferred because the related revenue recognition criteria have not been met, we also defer the related inventory costs for the delivered items in accordance with Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins.

Allowance for Doubtful Accounts

We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, thereby reducing the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for doubtful accounts based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated statements of operations and our financial condition. Our allowance for doubtful accounts totaled $1.1 million at June 29, 2007. An incremental change of 1% in our allowance for doubtful accounts as a percentage of trade accounts receivables would have a $0.1 million increase or decrease in our operating results.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. The fair value of each of our reporting units is determined by using a discounted cash-flow model which considers a number of factors, including estimated future cash-flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimation of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. Our fiscal 2007 impairment test of goodwill, which was performed in the third quarter of fiscal 2007, resulted in no impairment charge. Fluctuations in our fair value, which may result from changes in economic conditions, our results of operations and other factors, relative to the carrying value, could result in impairment charges in future periods.

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

During fiscal 2006 and the fiscal year-to-date period ended June 29, 2007, more than 50% of the value of our stock was held by Ray Dolby and stockholders considered affiliated with him pursuant to the stock ownership attribution rules applicable to personal holding companies. We expect this will continue to be the case in the foreseeable future. In addition, a significant portion of our income is from licensing fees, which may constitute personal holding company income. Currently, however, less than 60% of Dolby Laboratories’ adjusted ordinary gross income is personal holding company income. Given our current sources of revenue, we believe that neither we nor any of our subsidiaries is currently liable for personal holding company tax.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. In the third quarter of fiscal 2007, we recorded stock-based compensation expense of $5.1 million under the fair-value provisions of SFAS 123R, compared to $4.7 million in the third quarter of fiscal 2006. In the fiscal year-to-date period ended June 29, 2007 we recorded stock-based compensation expense of $14.8 million, compared to $14.9 million in the year-to-date period ended June 30, 2006. See Note 4 “Stockholders’ Equity and Stock-Based Compensation” for further discussion.

Results of Operations

Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	June 30, 2006	June 29, 2007	$	%	June 30, 2006	June 29, 2007	$	%
	($ in thousands)
Revenue:
Licensing	$69,138	$94,795	$25,657	37%	$221,303	$283,812	$62,509	28%
Percentage of total revenue	74%	79%			77%	80%
Product sales	18,862	17,191	(1,671)	(9)%	50,574	47,870	(2,704)	(5)%
Percentage of total revenue	20%	14%			17%	14%
Production services	5,650	7,627	1,977	35%	17,522	21,383	3,861	22%
Percentage of total revenue	6%	7%			6%	6%

Total revenue	$93,650	$119,613	$25,963	28%	$289,399	$353,065	$63,666	22%

Licensing. The $25.7 million, or 37%, increase in licensing revenue from the third quarter of fiscal 2006 to the third quarter of fiscal 2007 was primarily due to increased revenue from our personal computer market and broadcast market. The increase in revenue from our PC market was primarily driven by continued growth in shipments of notebook computers, the release of Microsoft Vista, in particular, the Microsoft Vista Home Premium and Ultimate Editions which contain Dolby technologies, as well as the continued inclusion of additional software DVD player applications by PC manufacturers. The increase in revenue from our broadcast market has been driven by growth in sales of digital televisions and cable and satellite set-top boxes that incorporate our technologies.

The $62.5 million, or 28%, increase in licensing revenue from the fiscal year-to-date period ended June 30, 2006 to the fiscal year-to-date period ended June 29, 2007 was primarily due to increased revenue from our personal computer market and broadcast market and, to a lesser extent, our consumer electronics market.

Product Sales. The $1.7 million, or 9%, decrease in our product sales revenue from the third quarter of fiscal 2006 to the third quarter of fiscal 2007 was principally attributable to a decrease in sales of our cinema products. In the third quarter of fiscal 2006, sales of cinema products were favorably impacted by orders from several customers in anticipation of an announced price increase. We have not announced a price increase for our cinema products this year, and as a result, did not see a similar affect in the third quarter of fiscal 2007.

The $2.7 million, or 5%, decrease in our products sales revenue from the fiscal year-to-date period ended June 30, 2006 to the fiscal year-to-date period ended June 29, 2007 was due to a decrease in both cinema and broadcast products from the comparable period of last year. These decreases were due to the acceleration of orders of cinema products by several customers in fiscal 2006 in anticipation of a price increase, as mentioned above, and sales of broadcast products in advance of the 2006 World Cup soccer tournament.

Services. The $2.0 million, or 35%, increase in service revenue from the third quarter of fiscal 2006 to the third quarter of fiscal 2007 and the $3.9 million, or 22%, increase from the fiscal year-to-date period ended June 30, 2006 to the fiscal year-to-date period ended June 30, 2007 was principally attributable to an increase in film services, particularly services on original films, including digital films.

Gross Margin

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 30, 2006	June 29, 2007	June 30, 2006	June 29, 2007
Gross margin:
Licensing gross margin percentage	91%	91%	91%	91%
Product sales margin percentage	46%	53%	41%	49%
Production services gross margin percentage	52%	61%	55%	60%

Total gross margin percentage	80%	84%	80%	83%

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

Cost of licensing for the third quarter of fiscal 2007 and the fiscal year-to-date period ended June 29, 2007 was $8.5 million and $26.3 million, respectively, which includes approximately $7.3 million and $21.9 million, respectively, in royalty expense related to the license of certain patents under a license agreement with an unrelated third party. In the third quarter of fiscal 2006, we evaluated whether the patents licensed to us under the license agreement covered all of the products and technologies for which we had historically been paying royalties to the patent licensor. Based on our evaluation, we determined that under the license agreement we may not owe royalties to the patent licensor on all the products and technologies for which we had historically been paying. In the third quarter of fiscal 2006, we notified the patent licensor that going forward we intended to pay royalties only for products and technologies that we believe are covered by the patents licensed under the license agreement, and subsequently, we have been paying the patent licensor royalties on this basis. In the second quarter of fiscal 2007, the patent licensor informed us that it disagreed with our interpretation of the license agreement. While we are trying to resolve this matter with the patent licensor, there continues to be uncertainty regarding the outcome. As a result, we have continued to accrue royalty expense in a manner consistent with our historical payments. Accrued royalties for unpaid amounts related to this patent licensor from the third quarter of fiscal 2006 to the third quarter of fiscal 2007 were approximately $29.8 million at June 29, 2007.

Product Sales Gross Margin. Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. In the third quarter of fiscal 2006, an increase in our reserves related to certain products, negatively impacted product sales gross margin. The increase in product sales gross margin from 46% in the third quarter of fiscal 2006 to 53% in the third quarter of fiscal 2007 was primarily due to a decrease in these charges compared to the same period of last year. Upon satisfying certain obligations, we expect to recognize revenue and associated costs related to a number of digital cinema systems that are currently deferred. We expect to recognize these transactions in fiscal 2008, and we expect that upon the eventual recognition, our product sales gross margins will be adversely impacted because these products were sold at a significantly lower margin than our other professional products.

In the third quarter of fiscal 2005 we entered into a collaboration agreement with Walt Disney Pictures and Television under which we deployed digital cinema systems in selected theatres throughout the U.S. We funded the majority of the equipment and installation costs related to this deployment, of which the majority was recorded in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006. Cost of product sales for the fiscal year-to-date period ended June 30, 2006 includes a $6.0 million charge recorded in connection with this collaboration agreement. The increase in product sales gross margin from 41% for the fiscal year-to-date period ended June 30, 2006 to 49% for the fiscal year-to-date period ended June 29, 2007 was primarily due to this charge.

Services Gross Margin. Cost of services primarily consists of the payroll and benefits costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. Cost of services for the fiscal year-to-date period ended June 30, 2006 includes a $0.8 million charge recorded in the first quarter of fiscal 2006 related to services provided in connection with the digital cinema collaboration with Walt Disney Pictures and Television discussed above. The increase in services gross margin from the fiscal year-to-date period ended June 30, 2006 to the fiscal year-to-date period ended June 29, 2007 was primarily due to this charge. An increase in the number of movies and increase in virtual print fees also contributed to a higher gross margin.

Operating Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	June 30, 2006	June 29, 2007	$	%	June 30, 2006	June 29, 2007	$	%
	($ in thousands)
Operating expenses:
Selling, general and administrative	$38,477	$48,430	$9,953	26%	$113,598	$128,266	$14,668	13%
Percentage of total revenue	41%	40%			39%	36%
Research and development	9,108	11,854	2,746	30%	25,413	31,650	6,237	25%
Percentage of total revenue	10%	10%			9%	9%
Gain on settlements	—	(350)	(350)	n/a	—	(1,850)	(1,850)	n/a
Percentage of total revenue	—	n/a			—	n/a

Total operating expenses	$47,585	$59,934	$12,349	26%	$139,011	$158,066	$19,055	14%

Selling, General and Administrative. Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, professional service fees and facility costs for our sales, marketing and administrative functions. The $10.0 million, or 26%, increase in selling, general and administrative expenses from the third quarter of fiscal 2006 to the third quarter of fiscal 2007 was primarily due to an increase in personnel expenses and related occupancy and travel expenses. These increases were primarily driven by increases in headcount, bonus expense due to our financial performance exceeding our targets and annual pay increases for existing employees. Selling, general and administrative expenses also increased due to increases in professional consulting fees, as well as an increase in bad debt expense. We expect to continue to incur increased levels of selling, general and administrative expenses through the remainder of fiscal 2007 as we continue to increase headcount and expand our sales and marketing capabilities.

The $14.7 million, or 13%, increase in selling, general and administrative expenses from the fiscal year-to-date period ended June 30, 2006 to the fiscal year-to-date period ended June 29, 2007 was primarily due to the same reasons discussed above with respect to the third quarter of fiscal 2007.

Research and Development. Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The $2.7 million, or 30%, increase in research and development expense from the third quarter of fiscal 2006 to the third quarter of fiscal 2007 was primarily driven by an increase in personnel expenses due to an increase in headcount, largely attributable to the acquisition of Brightside, as well as increases in bonus expense and annual pay increases for existing employees.

The $6.2 million, or 25%, increase in research and development expenses from the fiscal year-to-date period ended June 30, 2006 to the fiscal year-to-date period ended June 29, 2007 was primarily driven by an increase in personnel expenses due to increases in headcount, bonus expense and annual pay increases for existing employees. In addition, there were increases in engineering costs related to a variety of research projects, such as imaging, including 3-D and high-dynamic range technologies, and next-generation broadcast platforms.

Gain on Settlements. Gain on settlements includes payments received related to the resolution of disputes with IC manufacturers from which we typically do not earn royalties. In contrast, amounts attributable to the resolution of royalty disputes from licensees that specifically represent unpaid royalties are recorded as licensing revenue in the period payment is received, if all other revenue recognition criteria have been met. In the third quarter of fiscal 2007, we recognized $0.4 million as gain on settlement in connection with the resolution of disputes with two IC manufacturers regarding the violation of the terms of their licensing agreements with us.

Other Income, Net

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	June 30, 2006	June 29, 2007	$	%	June 30, 2006	June 29, 2007	$	%
	($ in thousands)
Interest income	$4,671	$6,592	$1,921	41%	$13,383	$19,216	$5,833	44%
Interest expense	(477)	(825)	(348)	73%	(1,327)	(1,751)	(424)	32%
Other income (expense), net	(174)	(8)	166	95%	257	(347)	(604)	n/a

Other income, net	$4,020	$5,759	$1,739	43%	$12,313	$17,118	$4,805	39%

Other income, net, primarily consists of interest income earned on cash, cash equivalent and investment balances, offset by interest expense on outstanding balances on our facility debt obligations. Also included are gains and losses on interest rate swap agreements associated with our facility debt obligations and foreign exchange rate fluctuations. The increase in other income of $1.7 million, or 43% from the third quarter of fiscal 2006 to the third quarter of fiscal 2007 was due to an increase in interest income driven by the investment of our available cash into short-term and long-term investments, as well as higher total cash, cash equivalents and investment balances driven by cash generated from operations.

Income Taxes

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 30, 2006	June 29, 2007	June 30, 2006	June 29, 2007
	($ in thousands)
Income taxes:
Provision for income taxes	$11,778	$15,839	$39,916	$53,067
Effective tax rate	38%	35%	38%	35%

Our effective tax rate is based upon a projection of annual fiscal year results. Our effective tax rate in the third quarter of fiscal 2006 was 38%, compared to 35% for the third quarter of fiscal 2007 and 38% for the fiscal year-to-date period ended June 30, 2006, compared to 35% for the fiscal year-to-date period ended June 29, 2007. The decrease in our effective tax rate from the third quarter of fiscal 2006 to the third quarter of fiscal 2007 was due primarily to the increase in projected tax-exempt interest income. In the third quarter of fiscal 2007, we determined that we had incorrectly estimated the amount of tax-free interest income that we expect for the full year of fiscal 2007. As a result, we adjusted our provision for income taxes in the third quarter of fiscal 2007 by $1.4 million related to the first two quarters of fiscal 2007. We concluded that the impact of this adjustment was not material to the third quarter of fiscal 2007 or any prior quarters.

The change in our effective tax rate for the fiscal year-to-date period ended June 29, 2006 to the fiscal year-to-date period ended June 29, 2007 was due primarily to a taxable gain on the transfer of intellectual property from a foreign subsidiary in the second quarter of fiscal 2006, an increase in tax deductions related to disqualifying dispositions of incentive stock options, an increase in the projected tax-exempt interest income and an increase in research and development tax credits resulting from a change in the tax law. This change in tax law reinstated the research and development tax credits for periods prior to fiscal 2007.

Liquidity and Capital Resources

The following table presents selected financial information for the fiscal quarters ended on the dates indicated:

	September 29, 2006	June 29, 2007
	(in thousands)
Cash and cash equivalents	$363,537	$325,909
Short-term investments	122,162	210,548
Long-term investments	32,909	80,047
Accounts receivable, net	23,550	25,021
Accounts payable and accrued liabilities	79,336	103,223
Working capital (a)	479,778	545,183

	June 30, 2006	June 29, 2007
	(in thousands)
Cash flows from operating activities (fiscal year-to-date)	86,420	105,477
Capital expenditures (fiscal year-to-date) (b)	5,697	6,945
Cash flows from investing activities (fiscal year-to-date)	156,791	172,048
Cash flows from financing activities (fiscal year-to-date)	16,521	25,657

(a)	Working capital consists of total current assets less total current liabilities.
(b)	Capital expenditures primarily consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements and production and test equipment.

As of June 29, 2007, we had cash and cash equivalents of $325.9 million, compared to $363.5 million at September 29, 2006. In addition, at June 29, 2007 we had short-term and long-term investments of $290.6 million, compared to $155.1 million at September 29, 2006. During the second quarter of fiscal 2007, we determined that certain immaterial corrections were needed to properly classify variable rate demand notes (VRDNs) as short-term investments rather than cash and cash equivalents, which resulted in a reduction of cash and cash equivalents of $49.0 million and a corresponding increase in short-term investments of the same amount as of September 29, 2006. The decrease in cash and cash equivalents of $37.6 million from September 29, 2006 to June 29, 2007 was primarily due to cash used in investing activities of $172.0 million primarily due to net purchases of available-for-sale securities, partially offset by cash generated from operating and financing activities of $131.1 million.

Cash flow from operating activities for the fiscal year-to-date period ending June 29, 2007 was primarily driven by net income of $98.7 million. Net income included non-cash expenses of $25.3 million related to stock-based compensation expense and depreciation and amortization for the fiscal year-to-date period ended June 29 2007. Cash flows from operating activities were partially reduced by $18.5 million of excess tax benefits upon the exercise of stock options. We believe that our cash, cash equivalents and potential cash flow from operating activities will be sufficient to satisfy our cash requirements through at least the next 12 months.

Cash used in investing activities was $172.0 million for fiscal year-to-date period ended June 29, 2007, which was primarily due to net purchases of available-for-sale securities of $134.2 million, and the acquisition of Brightside for $30.2 million. In addition, capital expenditures were $6.9 million for the period.

Cash provided by financing activities was $25.7 million for fiscal year-to-date period ended June 29, 2007. Cash provided by financing activities was primarily driven by proceeds and excess tax benefits from the exercise of stock options, as well as the issuance of common stock related to our Employee Stock Purchase Plan.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments. As of June 29, 2007, we had cash and cash equivalents of $325.9 million, which consisted of cash, highly liquid money market funds and United States government agency securities with original maturities of 90 days or less. In addition, we had short-term and long-term investments of $290.6 million, which consisted primarily of United States government agency securities, variable rate discount notes and municipal debt with original maturities greater than 90 days. Many of these investments are subject to fluctuations in interest rates, which could impact our results. At June 29, 2007 the average investment maturity of our investment portfolio was less than 6 months. Based on our investment portfolio balance as of June 29, 2007, a hypothetical change in interest rates of 1% would have approximately a $1.8 million impact, and a change of 0.5% would have approximately a $0.9 million impact on the carrying value of our portfolio. Furthermore, a hypothetical change in interest rates of 1% would have approximately a $4.1 million impact, and a change of 0.5% would have approximately a $2.1 million impact on interest income over a one-year period.

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

Foreign Currency Exchange Risk

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom. Consequently, we have exposure to adverse changes in exchange rates associated with our foreign business operations. While most of our revenue is derived from transactions denominated in United States dollars, nearly all of our costs from our foreign operations are derived from transactions denominated in the functional currency of that foreign location. As a result, our operating income is subject to exposure from changes in exchange rates. For example, the average exchange rate for fiscal 2006 of the British pound sterling to the United States dollar was approximately 1.8 United States dollars for one British pound sterling. We estimate that if the average exchange rate for the British pound sterling had been 10% higher or lower, it would have had an impact of approximately $2.8 million on our operating income during fiscal 2006. In addition, we are in the process of expanding our foreign operations, specifically in Asia, which will increase our exposure to changes in foreign currency exchange rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2007, that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

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

Our ability to penetrate these markets depends on increased consumer demand for products that contain our technologies, which may not occur. Any failure of such markets to develop or consumer demand to grow would have a material adverse effect on our business and prospects. For example, in the PC market, equipment manufacturers are experiencing pricing pressure and, as a result, may elect to exclude DVD playback functionality from their products, thereby, requiring an additional cost to add this capability, which may affect demand for our technology. Whether our revenue from digital broadcast networks and broadband internet services increases depends upon the expansion of digital broadcast technologies and broadband internet as a medium of entertainment, which may not occur. In addition, even when our technologies are adopted as industry standards for a particular market, such market may not fully develop. In such case, our success depends not only on whether our technologies are adopted as industry standards for such market, but also on the development of that market, which may not occur. Demand for our technologies in any of these developing markets may not continue to grow, and a sufficiently broad base of consumers and professionals may not adopt or continue to use these technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide select technologies and entertainment for little or no cost, such as many of the services provided in connection with broadband internet services. Moreover, some of these markets are ones in which we have not previously participated and, because of our limited experience, we may not be able to adequately adapt our business and our technologies to the needs of customers in these fields.

If we fail to deliver innovative technologies in response to changes in the entertainment industry, our business could decline.

The markets for our professional products and the markets for consumer electronics products using our licensed technologies are characterized by rapid change and technological evolution. We will need to expend considerable resources on research and development, or acquisitions, in the future in order to continue to design and deliver enduring, innovative entertainment products and technologies. Despite our efforts, we may not be able to develop, or acquire, and effectively market new products, technologies and services that adequately or competitively address the needs of the changing marketplace. For example, we cannot assure that Dolby Volume, Dolby’s new volume leveling solution designed to address the annoyances of inconsistent loudness, or Dolby 3D Digital Cinema, Dolby’s new 3D digital cinema solution, will address the needs of the marketplace, be effectively marketed or be successful technologies. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere. Our future success depends to a great extent on our ability to develop, or acquire, and deliver innovative technologies that are widely adopted in response to changes in the entertainment industry and that are compatible with the technologies or products introduced by other entertainment industry participants.

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

The cinema industry is still in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. A number of competitors offer competing products for digital cinema, some of which are priced lower than our products. At least one competitor has a significantly greater installed base of its competing digital cinema products than we do, which could limit our eventual share of the digital cinema product market and materially and adversely affect our operating results. We expect that as the market for digital cinema grows we will face more competitive pricing pressures than we have traditionally experienced for cinema products. As a result, we may have to implement pricing strategies which could have an adverse impact on our product sales gross margins in the future.

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

Our future growth will depend, in part, upon our expansion into areas beyond sound technologies. For example, in addition to our digital cinema initiative, we are exploring other areas that facilitate delivery of digital entertainment, such as technologies for processing digital moving images and content protection. We will need to spend considerable resources on research and development or acquisitions in the future in order to deliver innovative non-sound technologies. Our April 2007 acquisition of Brightside Technologies Inc. (Brightside), a development-stage technology company focused on enabling the capture, distribution, and display of more vibrant video on LCD TV sets, as well as front-projection and rear-projection TVs, is an example of our efforts to expand into areas beyond sound technologies. However, we have limited experience in non-sound technology markets and, despite our efforts, we cannot predict whether we will be successful in developing, or acquiring and marketing non-sound products, technologies and services. We will face significant risks in successfully integrating businesses that we acquire, such as Brightside, into our business.

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

We have evaluated, and expect to continue to evaluate, a wide array of possible strategic transactions, including acquisitions. For example, in April 2007 we acquired Brightside, a development-stage technology company focused on enabling the capture, distribution, and display of more vibrant video on LCD TV sets, as well as front-projection and rear-projection TVs. We consider these types of transactions in connection with our efforts to expand our business beyond sound technologies to other technologies related to the delivery of digital entertainment. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future, any of these transactions could be material in relation to our market capitalization, financial condition or results of operations. The process of integrating an acquired company, business or technology may create unforeseen difficulties and expenditures. The areas where we may face risks in integrating acquired businesses, including in connection with our acquisition of Brightside, include:

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

As of June 29, 2007, we had 1,012 individual issued patents and 1,501 pending patent applications in nearly 35 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through July 2027. Of these, 8 patents are scheduled to expire in the remainder of calendar year 2007, 19 patents are scheduled to expire in calendar year 2008 and 5 patents are scheduled to expire in calendar year 2009. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2009 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2022. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

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

At June 29, 2007, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 60,000,000 shares of our Class B common stock. As of June 29, 2007, Ray Dolby and his affiliates, including his family members, had voting power over approximately 98% of our outstanding Class B common stock, which in the aggregate represented approximately 91% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendents of Ray Dolby and the spouses and domestic partners of such descendents. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendents will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Ray Dolby, his affiliates, his family members and descendents will maintain this control even if in the future they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. Absent a transfer of Class B common stock that would trigger an automatic conversion as described above, there is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates, his family members and descendents continue to hold shares of Class B common stock representing approximately 10% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As of June 29, 2007, we had a total of 109,891,394 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.

As of June 29, 2007, our directors and executive officers beneficially held 60,580,797 shares of Class B common stock, 6,299 shares of Class A common stock, vested options to purchase 843,122 shares of Class B common stock and vested options to purchase 116,748 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended June 29, 2007, we issued an aggregate of 546,670 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since June 30, 2007 through July 18, 2007, we issued an aggregate of 81,540 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of $1.1 million in the fiscal quarter ended June 29, 2007, and $0.2 million in the period since June 30, 2007 through, July 18, 2007 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of July 18, 2007 options to purchase an aggregate of 4,429,880 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2007

DOLBY LABORATORIES, INC.

By:	/s/ Kevin J. Yeaman
Kevin J. Yeaman
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Furnished herewith