Form 10-K
period 2007-09-28
Dolby Laboratories, Inc.
filed 2007-11-21
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 28, 2007

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

Class B common stock, $0.001 par value

(Title of class)

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

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 30, 2007 was $1,399,189,591. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding at March 30, 2007. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

On October 31, 2007 the registrant had 49,526,992 shares of Class A common stock and 60,859,180 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 28, 2007. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

DOLBY LABORATORIES, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

Dolby Laboratories develops and delivers innovative products and technologies that improve the entertainment experience. Since Ray Dolby founded Dolby Laboratories in 1965, we have been at the forefront of delivering sound technologies that are employed throughout the entertainment creation, distribution and playback process to enhance the entertainment experience. Today, Dolby technologies are standard in a wide range of entertainment platforms. Our technologies are used in virtually all DVD players and personal computer DVD playback software, increasingly in digital televisions and portable electronic devices, and also in a wide array of consumer electronic products such as gaming systems and audio/video receivers. Dolby cinema products are used in movie theatres around the world. Dolby broadcast products distribute high-quality audio around the world.

Our objective is to be an essential element in the best entertainment technologies by delivering innovative and enduring technologies that enrich the entertainment experience. We believe that our well-recognized brand and established history of successful innovation put us in a position to expand the use of our technologies in existing and new markets and to capitalize on key trends in digital entertainment, such as the transition to high-definition television, digital cinema, space-efficient home theatre systems, portable media and an increasing number of media delivery channels.

Historically, we have conducted our business in two operating segments: licensing our technologies to manufacturers of consumer electronics products and independent software vendors, and selling our professional products and related services. In an effort to improve our ability to scale our organization and effectively apply our strategy across our markets, in the fourth quarter of fiscal 2007 we reorganized our business from two operating segments into a functional organizational model. As a result of this change, we now operate as a single reportable segment on an enterprise-wide basis. We generate revenue by licensing our technologies to manufacturers of consumer electronics products and independent software vendors, and selling our professional products and related services to entertainment content creators, producers, and distributors.

Our Business

We deliver technologies, products and services at each critical stage of the entertainment chain—content creation, content distribution and content playback. We work closely with content creators, including filmmakers, television producers, music producers, and video-game designers to incorporate Dolby technologies in entertainment content. As a result, we are better positioned to partner with entertainment distributors to deliver that content with our technologies, whether through 35 millimeter film or digital content for theatres, DVDs, broadcasts or the internet. By working successfully to encode and distribute content with Dolby technologies, we are able to license our decoding technologies to consumer electronics manufacturers and independent software vendors for consumer playback and sell our cinema equipment for large-scale public playback in movie theatres. Our involvement across the entertainment chain has resulted in a widely recognized brand and enables us to introduce technologies and services into new areas.

Content Creation

Our products and services help artists and content producers create an enhanced entertainment experience by incorporating our technologies into their content. Our technologies also help maintain the quality of the sound while enabling it to fit within the storage capacity and distribution limitations of a particular recording platform. Filmmakers use our encoding products and services during post-production to help ensure that their movie soundtracks are recorded properly in analog and digital formats and will play back in theatres as they envision. We provide similar services for mastering and packaging high-quality video images for the digital cinema business. Television producers and broadcasters purchase and use our professional encoders, decoders and processors to record and transmit both recorded and live television programming with multi-channel sound. Music studios and video-game designers are increasingly producing music and gaming content in digital multi-channel sound through the use of our encoding products.

DVD producers purchase and use our professional encoders to encode the source audio on a DVD in Dolby Digital so that the soundtrack can be replayed as originally recorded on the master copy. Our digital audio coding technologies enable sound to be stored efficiently within the limited storage capacity of the DVD, allowing high picture quality while saving space on the disc for foreign language soundtracks, directors’ commentaries and other bonus material. Dolby Digital is one of the two global standard formats, along with PCM, approved by the DVD Forum for encoding soundtracks on DVDs and, as a result, virtually all DVD players incorporate our Dolby Digital decoding technology in order to decode those soundtracks. Our technology has also been chosen as a standard audio format for next-generation DVD players. Our Dolby Digital, Dolby Digital Plus and Dolby TrueHD technologies have been selected as mandatory audio standards in the High-Definition Digital Versatile Disc (HD-DVD) format. Dolby Digital has been selected as a mandatory audio standard and Dolby Digital Plus and Dolby TrueHD have been selected as optional audio standards in the Blu-ray Disc format.

Content Distribution

Broadcasters purchase and use our professional broadcasting products to encode program content for television, cable and satellite broadcast transmissions to deliver to their audiences high-quality surround sound. Our digital audio compression technologies enable sound to be recorded and transmitted efficiently, which is especially important in the broadcast industry because transmission bandwidth is limited. Our broadcast products also can facilitate the editing and routing of surround sound in transmission facilities originally designed for stereo audio. Our decoding and monitoring products help content creators evaluate accurately how their soundtracks will be reproduced in broadcast transmissions. Our sound engineers can provide training, broadcast system design expertise and on-site technical expertise to broadcasters throughout the world.

Dolby Digital is the standard audio format for digital terrestrial and cable television in North America. In addition, in Europe, Australia and Asia, broadcasters have the option of including Dolby Digital with their digital broadcast services under the digital video broadcasting or the ATSC standards. Our broadcasting technologies have also been used in North America and Europe in connection with radio services that are delivered through satellite and cable systems.

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

We license our decoding technologies to manufacturers of consumer electronics products and independent software vendors, including manufacturers of DVD players, DVD recorders, home theatre systems, television sets, set-top boxes, video-game consoles, portable audio and video players, personal computers, in-car entertainment systems and other consumer electronics products, as well as developers of software for personal computers. Our licensees manufacture and distribute consumer electronics products incorporating our technologies throughout the world. Our trademarks are included on content and consumer electronics products that incorporate our technologies, so content providers and manufacturers can indicate to consumers that their products meet the technical and quality standards we have set. In some cases our licensees sell products that incorporate our technologies to other manufacturers who incorporate these products in cars, personal computers or other products that are then sold to consumers.

For many types of consumer electronics products, our technologies are included in explicit industry standards, meaning that standards-setting bodies have mandated the inclusion of these technologies in a particular type of product. For example, our Dolby Digital technology is mandated in all DVD players in the world and in ATSC tuners for television broadcasting in North America. In addition, Dolby technologies are de facto industry standards in many consumer electronics products, meaning that although not specifically mandated by a standards board, these technologies are nevertheless widely adopted for a particular type of product. For example, virtually all audio/video receivers incorporate our Dolby Digital and Pro Logic decoding technologies.

Our Strategy

The global entertainment industry is in the midst of a continued migration from analog to digital technologies, which is driving an increase in demand for new types of digital audio and video technologies. Dolby is focused on delivering innovative audio and imaging technologies that improve the entertainment experience, from a state-of-the-art movie theatre, to the home, to media-enabled mobile devices. Our strategy includes the following key elements:

Expanding the use of our technologies in existing and new markets

Dolby Surround, Dolby Digital and Dolby Digital Plus have created a consumer expectation for surround sound in high-quality entertainment. We intend to continue to promote the expansion of markets for surround sound. In addition to home theatre systems, we are promoting the continued adoption of our surround sound technologies in video-game consoles, personal audio and video players, personal computers, in-car entertainment systems and other consumer electronics products. We also believe that the large and growing installed base of surround sound systems offers attractive opportunities for content providers to deliver surround sound in new applications, regardless of whether the content is played back from a recording, such as a DVD, broadcast by television, satellite or cable, or streamed over the internet. In particular, we intend to broaden our presence in the broadcast industry, as this industry increasingly produces live and recorded programming in surround sound. As the entertainment industry increasingly delivers content directly to consumers over broadband networks, we are working with content providers to include surround sound technologies in their entertainment available over the internet, including audio-only entertainment, movie downloads and on-line games. We are also working to have Dolby technologies included in mobile devices as they increasingly include entertainment functionality. In line with this strategy, in November 2007 we acquired Coding Technologies AB, a privately held provider of audio compression technologies for the mobile, digital broadcast and internet markets. We believe this acquisition will expand our business into the mobile market, add to and complement our existing broadcast business, and help us expand further into a number of new markets, such as digital radio, where Coding Technologies’ high compression audio technologies can provide significant value.

Entertainment trends around high-definition content, space-efficient home entertainment systems, mobile media and multiple delivery channels are driving consumer expectations for greater entertainment quality, availability and convenience. As high-definition content begins to define consumers’ expectations, we believe there is an opportunity to provide premium Dolby technologies, such as Dolby TrueHD and Dolby Virtual Speaker. We believe our premium technologies deliver an enhanced audio experience complementary to the high-definition image, while also meeting the desire for more compact entertainment systems by simulating a surround sound effect without the need for excess speakers and wires. As consumers have access to a greater amount of digital content “on-the-go” through portable and mobile devices, we believe that our technologies such as Dolby Headphone and our Dolby Mobile suite can enhance the quality of mobile entertainment. The addition of IPTV, as well as general downloadable and streaming content, to the current delivery channels of cable and satellite broadcast and DVD, is creating the potential for media-centric PCs capable of managing consumer content across multiple media platforms. Through our PC Entertainment Experience we are focused on licensing a greater number of our technologies into entertainment-oriented PCs.

Developing our solutions for digital cinema

The cinema industry is in the early stages of adopting digital cinema, a completely digital medium for the distribution and exhibition of movies. Digital cinema offers the industry possible means to achieve substantial cost savings in printing and distributing movies, to combat piracy and to enable movies to be played repeatedly without degradation in image or sound quality. We believe that our experience and expertise in providing technology solutions for both the motion picture and broadcast industries position us well to develop and deliver sound and image technologies for digital cinema. In fiscal 2005 we introduced our Dolby Digital Cinema system, which allows for the storage and playback of digital content. In fiscal 2007 we introduced Dolby 3D Digital Cinema technology, which delivers a 3D experience when combined with an exhibitor’s existing digital cinema system. Motion picture studios currently use our digital cinema mastering services at our facilities in Southern California and the United Kingdom to prepare movies for digital release, and filmmakers can review sound and image quality in our digital cinema screening rooms. In addition, our engineers assist motion picture studios and cinema operators with distributing and presenting digital movies, from site surveys and equipment installations to system optimization and special screening assistance. Regardless of how quickly digital cinema is adopted, we believe that digital cinema also provides opportunities for the development of innovations to enhance the theatrical experience further, which may also have applications in the broadcasting and the consumer arenas.

Developing technologies for the entertainment industry beyond sound

We believe that our long history of developing innovative technology solutions for the entertainment industry and our well-established relationships with industry participants provide us with opportunities to deliver technology solutions in areas beyond sound. In recent years we have expanded our focus on developing and delivering technologies beyond sound that enhance the entertainment experience, including technologies for digital cinema, imaging and display, mobile devices, content protection and broadband internet. In fiscal 2007, we acquired Brightside Technologies Inc., a development-stage company specializing in high-dynamic range (HDR) image technology, aimed at enabling the capture, distribution and display of more vibrant video on LED backlit LCD television sets. In October 2007, we previewed our Dolby Contrast and Dolby Vision technologies. Dolby Contrast provides enhanced contrast, while Dolby Vision combines enhanced contrast with extended brightness and dynamic range for LCD televisions with LED backlighting technology.

Building on the strength of the Dolby brand

We intend to continue to enhance and build on the strength of the Dolby brand and our reputation as a trusted provider of entertainment technologies for professional and consumer applications. We actively encourage our customers to place our trademarks on their products in conjunction with the inclusion of our technologies which we license separately. In particular, we provide marketing materials such as posters, trailers and plaques to cinema operators for exhibition in their theatres to help them promote the quality of experience that is associated with our brand. We also work with consumer electronics and personal computer manufacturers to incorporate our technologies in and display our trademark on their products. The inclusion of the Dolby trademark on a product informs audiences and consumers that the product incorporates our technologies and meets our quality standards, and we believe this helps consumer electronics manufacturers sell their products. We intend to continue to encourage the use of our trademarks throughout the entertainment chain so that entertainment industry professionals and consumers alike will know that we have helped ensure consistent quality as content moves through the chain. We believe that the strength of our brand in the entertainment industry also assists us in expanding our business to include technologies beyond sound. For example, we believe that the likelihood of succeeding with our digital cinema initiative is increased because the Dolby brand is already well known and well respected in the motion picture industry, as is our history of delivering innovative, yet practical, solutions in response to technology challenges.

Continuing to address the needs of industry professionals

We believe that technology innovations for entertainment will likely continue to be adopted first for professional use as filmmakers, music producers, broadcasters and video-game designers look for ways to excite their audiences. We intend to continue to collaborate with industry professionals to develop new technologies that facilitate and improve content recording, distribution and playback. Our professional-level technology solutions often have applicability to the consumer arena. When they do, we intend to continue to adapt these technologies for use in consumer applications. Our noise reduction, surround sound and digital audio technologies were all initially developed for professional use and later adapted for use in consumer electronics products. We believe that our success in developing technologies for professional use contributes greatly to the capabilities and attractiveness of our technologies in the consumer arena and also to the strength of our brand. We also believe that the use of our technologies by professionals in the creation and distribution of content creates demand for the adoption of our technologies for use in consumer applications.

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

How We Derive Revenue

We derive revenue by licensing our technologies to manufacturers of consumer electronics products and independent software vendors, and selling our professional products and related services.

Licensing

We license our technologies to manufacturers of consumer electronics products and independent software vendors. Our licensing arrangements typically entitle us to receive a specified royalty for every product shipped by our licensees that incorporates our technologies. We also collect fees for administering joint licensing programs (informally known as “patent pools”) on behalf of third parties. In fiscal 2005, 2006 and 2007 our licensing revenue represented 75%, 77% and 80% of our total revenue, respectively.

Two-Tier Licensing Model.    Most of our licensing business consists of a two-tier licensing model whereby our technology algorithms, embodied in reference software and firmware code, are first provided under license to a semiconductor manufacturer who incorporates our technologies in semiconductor chips such as an integrated circuit (IC). Our licensed semiconductor manufacturers, which we refer to as “implementation licensees,” then sell their ICs to manufacturers of consumer electronics products which also hold licenses to use our technologies and which we refer to as “system licensees.” Our system licensees are separately licensed by us to make and sell end-user consumer electronics products such as DVD players, DVD recorders, audio/video receivers, television sets, set-top boxes, video-game consoles, personal audio and video players, personal computers and in-car entertainment systems, that incorporate ICs purchased from our implementation licensees.

Our implementation licensees may use our reference software and other licensed know-how directly to build and sell core technologies such as ICs or software library modules. The implementation licensees pay us only a modest, one-time, up-front administrative fee, typically between $10,000 and $20,000, per license. In exchange, the licensee receives a licensing package, which includes certain information useful to implement our technologies into their chipsets. Once the licensee has built its chipset, it sends us a sample for quality-control evaluation. If we approve the implementation design, the licensee is permitted to sell the chipset to our system licensees. We do not receive any royalties from implementation licensees.

Our system licensees pay us an initial fee for the technologies they choose to license from us, typically between $10,000 and $20,000. We deliver system licensees a licensing package that includes information useful in utilizing our technologies in their products. Once a system licensee has built a prototype of a product that incorporates our technologies, they send us a sample for quality-control evaluation. If the design is approved, the licensee is permitted to buy implementations from any implementation licensee and to sell approved products to retailers, distributors and consumers. Unlike sales of ICs by implementation licensees, sales of consumer electronics products incorporating our technologies by system licensees are royalty bearing, generally based upon the number of units shipped by the system licensees that incorporate our technologies. We have licensing arrangements with approximately 500 electronics product manufacturers and software developer licensees located in approximately 35 countries, which typically entitle us to receive a royalty for every product incorporating our technologies shipped by them.

The amount of royalties we collect from a system licensee on a particular product depends on a number of factors such as the number of Dolby technologies used in that product and the total production volume for all products containing our technologies by the system licensee.

Integrated Licensing Model.    In addition to licensing under our two-tier licensing model, we also license our technologies, as embodied in reference software code, to independent software vendors (ISVs) and certain other consumer electronics manufacturers that act as combined implementation and system licensees. These licensees incorporate our technologies in their software applications, such as personal computer software DVD players used in desktop or notebook computers, or in integrated circuits they manufacture themselves and then incorporate into their consumer electronics products. In these cases, the “implementation” and the “system” are one and the same. As with the two-tier licensing model, the dual licensee pays us an initial administrative fee, typically between $10,000 and $20,000. In exchange, the licensee receives a licensing package, which includes information useful in order to incorporate our technologies into the licensee’s software program or integrated circuits. Once the licensee has built its product, they send us a sample for quality-control evaluation. If design is approved by us, the licensee is permitted to sell the product to retailers, distributors and consumers, subject to the payment of royalties to us for each unit shipped.

Licensing of Patent Pools.    Through our wholly owned subsidiary, Via Licensing, we administer joint patent licensing programs (patent pools) on behalf of third-party patent owners. Some of the patent pools include our patents. These patent pools allow product manufacturers streamlined access to certain foundational technologies, including aspects of audio coding, interactive television and digital radio and wireless technologies.

Products

We design, manufacture and sell audio products for the motion picture, broadcast and music industries. Our products, which are distributed in over 50 countries, are used in content creation, distribution and playback to provide surround sound, improve sound quality and increase the efficiency of sound storage and distribution. The majority of our product sales are derived from sales of cinema processors, which movie theatres use to process film soundtracks, and to a lesser extent, sales of broadcast products used to encode and distribute content to viewers. In recent years we have developed a digital cinema system which allows for the storage and playback of digital content in theatres. In fiscal 2005, 2006 and 2007, our product revenue represented 18%, 17% and 14% of our total revenue, respectively.

Content creators, distributors and broadcasters.    Filmmakers, music producers, video-game designers, broadcasters and DVD producers use our professional products to produce and distribute entertainment content incorporating our technologies.

Cinema Operators.    Cinema operators use our professional products to play motion picture soundtracks that have been produced using our sound technologies. In addition, we offer a suite of professional products which enables cinemas to store and playback films released in an all digital format.

Services

We offer a variety of services to support production of motion picture, broadcast, music and video-game content. Our engineers work alongside filmmakers, television broadcasters, music producers and video-game designers to help them use our products and technologies to create and reproduce the content they envision. We typically enter into service agreements with motion picture studios or filmmakers in connection with the production of a particular film to provide them with production services related to the preparation of a Dolby soundtrack, such as equipment calibration, mixing room alignment and equalization. Under these agreements, we provide our encoders to the studios for use during sound mixing, enabling them to create films with Dolby soundtracks using our proprietary technologies. We also provide digital film mastering services to prepare movies for digital release. In addition, we sometimes provide other services, for an additional charge, such as print checking and theatre system calibration for important screenings, such as premieres, film festivals and press screenings. Our engineers also provide training, system design expertise and on-site technical expertise to cinema operators throughout the world to help them configure their theatres and equipment to ensure that movies are replayed with consistent high quality. In fiscal 2005, 2006 and 2007, our services revenue represented 7%, 6% and 6% of our total revenue, respectively.

We generate a significant portion of our revenue from outside the United States. Financial information by geographical areas is set forth in Note 9 “Segment and Geographic Information” to our Consolidated Financial Statements in this report.

Our Technologies and Products

Our core technologies are signal processing systems that improve basic sound quality or enable surround sound in movie soundtracks, DVDs, video games, television, satellite and cable broadcasts, and audio and videotapes. Many of our technologies are incorporated into professional products that we manufacture, including cinema sound processors and digital audio encoders and decoders. We have also expanded our focus on developing and delivering technologies beyond sound that enhance the entertainment experience, including technologies for digital cinema, imaging and display, mobile devices, content protection and broadband internet.

Our Technologies

•

Dolby Digital – Dolby Digital is a digital audio coding format used to provide surround sound in theatres from 35 mm film, and in the home from DVDs, digital broadcast television, cable and satellite systems, and laser discs. Dolby Digital enables the storage and transmission of up to five full-range audio channels, plus a low-frequency effects channel.

•

Dolby Digital Surround EX – Dolby Digital Surround EX adds a third surround channel to the Dolby Digital format. The third channel is reproduced by rear-wall surround speakers, while the left and right surround channels are reproduced by speakers on the side walls.

•

Dolby Digital Plus – Dolby Digital Plus is a digital audio coding technology, built as an extension to Dolby Digital technologies. With the addition of new coding techniques and an expanded bitstream structure, Dolby Digital Plus offers greater efficiency for lower bitrates, as well as the option for more channels and higher bitrates. Dolby Digital Plus can support a wide range of current and emerging applications such as digital television, internet-delivered audio for interactive programs and high definition video disc formats. Dolby Digital Plus is compatible with all existing Dolby Digital-equipped audio/video receivers.

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

efficiencies of Dolby TrueHD enable content providers to include a 100% lossless audio track on next-generation optical media without using excessive storage capacity. Dolby TrueHD implementations can also decode 5.1 channel DVD-Audio content, eliminating the need for a secondary audio decoder in universal-style DVD players.

•	Dolby E – Dolby E is a professional digital audio coding system developed to assist the conversion of two-channel broadcast facilities to multi-channel audio.

•

Advanced Audio Coding (AAC) – AAC is a high-quality audio coding technology appropriate for many broadcast and electronic music-distribution applications. Dolby Laboratories was one of the four developers of this technology.

•

Dolby Digital Live – Dolby Digital Live is a real-time encoding technology that converts any audio signal into a Dolby Digital bitstream for transport and playback through a home-theatre system. Dolby Digital Live enables a PC or game console to be hooked up to a Dolby Digital-equipped audio/video receiver or digital speaker system via a single digital connection.

•

Dolby Pro Logic II – Dolby Pro Logic II is a matrix surround decoding technology that detects the naturally occurring directional cues in two-channel audio content and transforms the content into five playback channels of full-bandwidth surround sound.

•

Dolby Virtual Speaker – Dolby Virtual Speaker is an audio virtualization technology that simulates the effect of natural, realistic surround sound from just two stereo speakers. Dolby Virtual Speaker transforms TV, movies and music into a surround sound experience, bringing surround sound to anyone with a two-speaker system.

•

Dolby Headphone – Dolby Headphone technology provides the sound of a five-speaker surround playback system through any pair of headphones by modeling the surround sound listening experience of a properly set up and calibrated 5.1-channel speaker system.

•

Dolby Volume – Dolby Volume is a sound leveling technology that performs measurement and analysis of signals according to a model based on the characteristics of human hearing, in order to provide consistency of volume and quality across various programs.

•

Content Protection Technologies – We offer content protection technologies and services to the entertainment industry under the Cinea brand name. These technologies include encryption technology and forensic watermarking to track pirated material back to the source.

•	Dolby Contrast – Dolby Contrast is a dynamic range image technology for LED backlit LCD televisions that increases the contrast ratio by leveraging light-emitting diodes with local dimming.

•

Dolby Vision – Dolby Vision is a dynamic range image technology for LED backlit LCD televisions and adds advanced high-dynamic range algorithms to Dolby Contrast to provide simultaneously high brightness and high contrast ratio.

•

Analog Signal Processing Technologies – Our analog signal processing technologies, including our noise reduction technologies, improve the sound quality of cassette tapes and film sound by reducing background noise and extending the overall dynamic range of analog media.

In addition to licensing technologies individually, we also license suites of technologies that are optimized for a particular purpose or market. For example, Dolby Mobile is a suite of audio enhancement technologies optimized for mobile phones, and our PC Entertainment Experience is a suite of technologies optimized for entertainment-oriented PCs.

Our Products

•	Traditional Cinema Processors – used to read and decode a film’s soundtrack and calibrate the sound system in a movie theatre.

•

Digital Cinema Products – Dolby Digital Cinema is used to load, store, decrypt and decode digital film files for presentation on a digital projector. We also provide products that encrypt, encode and package digital films.

•	Digital 3D Product – Dolby Digital 3D delivers a 3D image with an existing digital cinema system and white screen, providing exhibitors a flexible 3D solution.

•	Digital Media Adapters – used to adapt existing analog cinema audio systems to the latest digital audio formats.

•

Broadcast Products – used to encode, transmit, and decode multiple channels of high-quality audio for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming.

•	Live Sound Products – used for concert venues to control loudspeaker systems and improving sound quality.

Industry Standards

We believe that the entertainment industry evolves toward an improved entertainment experience through the adoption of technological standards. Technological standards may be created through formal “negotiated” standards processes, whereby governmental entities, industry standards bodies, trade associations and others evaluate and then select technology standards, which are then prescribed or, in certain cases, required for use by industry companies. We sometimes refer to these as “explicit” standards. In addition, industry standards may be created through a “de facto” process, whereby a technology is introduced directly in the marketplace and becomes widely used by industry participants. Certain of our technologies have been adopted as the explicit or de facto industry standards on both the professional and consumer sides of our business. We actively participate in a broad spectrum of professional organizations and industry standards boards worldwide that establish explicit industry standards.

Sales and Marketing

We sell and market technologies, products, and services for each stage of the entertainment chain through an internal sales staff and distributors. We maintain sales offices in the United States, the United Kingdom, Japan, China, Taiwan and Korea.

We focus our marketing efforts in the following areas: consumer electronics, personal computer, broadcast, cinema, production services, gaming, automotive, live sound, video and mobile. We reach these markets primarily through industry trade shows, public relations, our website, partner events, collateral and sales training.

Products and Technology

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

We conduct our research and development activities at a number of locations, including Burbank and San Francisco, California, Richmond, Virginia, Yardley, Pennsylvania, Sydney, Australia and Vancouver, Canada. Coding Technologies AB, which we acquired in November 2007, conducts research and development activities in Stockholm, Sweden and Nuremberg, Germany. As of September 28, 2007, we had approximately 231 employees involved in research and development. Our research and development expenses were $30.5 million, $35.4 million and $44.1 million, in fiscal 2005, 2006 and 2007, respectively.

Product Manufacturing

We manufacture our products primarily in our two manufacturing facilities located in Brisbane, California and Wootton Bassett, England. Our product manufacturing process is a low-volume, material intensive, low-labor operation, with core competencies of automation, quick set-ups, experienced personnel and product testing. While both facilities manufacture our cinema audio processors and digital cinema products, the Brisbane facility also manufactures most of our broadcast and live sound products, while Wootton Bassett manufactures lower-volume and specialty-cinema products. By having the same types of equipment, as well as assembly and testing, in both locations, we are able to balance production output between locations to meet customer demands.

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

Customers

Our licensees include manufacturers of home audio/video products, set-top boxes, personal audio and video players, video-game consoles, in-car entertainment systems and personal computer software DVD developers, as well as integrated circuit manufacturers who manufacture the chips used in these technologies.

We have customers in a wide range of entertainment industries and sell our professional products either directly to the end user customer or, more commonly, through dealers and distributors. Users of our professional products and services include movie studios, cinema operators, film distributors, broadcasters and video-game designers.

In fiscal 2007 CyberLink Corporation, one of our licensees that develops DVD software for personal computers, accounted for 10% of our total revenue.

Competition

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: DivX, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Philips, RealNetworks, Sony, SRS Labs and Thomson. In addition, other companies may become competitors in the future. Competitors for our products include: Avica, DTS, Doremi, EVS, GDC, Kodak, NEC, Panastereo, Qube, QuVis, REAL D, Sony and UltraStereo. Competitors for our services include DTS and Sony.

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

We also face competitive risks in situations where our customers are also current or potential competitors. For example, Sony is a significant customer and is also a competitor with respect to certain of our professional and consumer technologies. In addition, Universal, which is a purchaser of our professional products and services, also has had an equity ownership interest in one of our competitors, DTS.

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

In general, we are unable to quantify our market share in any particular market in which we operate. Our products and services span the audio portions of several separate and diverse industries, including the motion picture, broadcasting and video-game and recording industries. The lack of clear definition of the markets in which our products, services and technologies are sold or licensed, the basic nature of our technologies, which can be used for a variety of purposes, and the diverse nature of and lack of detailed reporting by our competitors makes it impracticable to quantify our position.

Intellectual Property

We have a substantial base of intellectual property assets, including patents, trademarks, copyrights and trade secrets such as know-how.

As of September 28, 2007, we had 1,044 individual issued patents and nearly 1,500 pending patent applications in nearly 35 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through July 2027. Of these, three patents are scheduled to expire in the remainder of calendar year 2007, 19 patents are scheduled to expire in calendar year 2008, five patents are scheduled to expire in calendar year 2009 and 117 patents are scheduled to expire in calendar 2010. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2008 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2022. In addition, the last patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021. We pursue a general practice of filing patent applications for our technology in the United States and various foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technology innovations. We have multiple patents covering unique aspects and improvements for many of our technologies.

We have over 870 trademark registrations throughout the world for a variety of word marks, logos and slogans. Our marks cover our various products, technologies, improvements and features, as well as the services that we provide. Our trademarks are an integral part of our licensing program and licensees typically elect to place our trademarks on their products to inform consumers that their products incorporate our technology and meet our quality specifications. Our trademarks include the following:

Examples of our Word Trademarks

• Dolby • Dolby Digital • Dolby Headphone • Dolby SR	• Dolby Surround • Dolby Volume • Dolby TrueHD • Surround EX

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

Employees

As of September 28, 2007, we had 976 employees worldwide consisting of 383 employees in sales and marketing, 365 employees in products and technology, including 231 employees in research and development, and 228 employees in general and administrative functions. As of September 28, 2007, approximately 277 of our 976 employees were working outside of the United States. None of our employees are subject to a collective bargaining agreement. We believe that our employee relations are good.

Executive Officers of the Registrant

Our executive officers serve at the discretion of the Board. The names of our executive officers and their ages, titles, and biographies as of October 31, 2007 are set forth below:

Executive Officers	Age	Position(s)
Ray Dolby	74	Founder and Chairman of the Board
Bill Jasper	59	President, Chief Executive Officer and Director
Mark Anderson	49	Executive Vice President, General Counsel and Secretary
Ramzi Haidamus	43	Executive Vice President, Sales and Marketing
Marty Jaffe	54	Executive Vice President, Business Affairs
Tim Partridge	45	Executive Vice President, Products and Technology
Kevin Yeaman	41	Chief Financial Officer

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

Mark Anderson joined us as our Vice President, General Counsel in November 2003, was appointed our Corporate Secretary in March 2004, Senior Vice President in November 2006 and Executive Vice President in July 2007. Prior to joining us, Mr. Anderson was an associate and then a partner at the law firm of Farella Braun & Martel LLP, from August 1989 to November 2003. Mr. Anderson is a certified public accountant and holds a B.S. degree in business administration from the University of North Carolina at Chapel Hill and a J.D. from Golden Gate University School of Law.

Ramzi Haidamus has served as the Executive Vice President, Sales and Marketing, since August 2007. Previously, Mr. Haidamus served in a variety of other positions since joining us in 1996, including as the Senior Vice President and General Manager of our consumer division, as the President and General Manger of our wholly-owned subsidiary, Via Licensing Corporation, and as our Director of Business Development, Technology

and Business Strategist, and Licensing Manager. Prior to joining us, Mr. Haidamus worked at Stanford Research Systems for seven years. Mr. Haidamus holds a B.S. degree in electrical engineering and a M.S. degree in computer engineering from the University of the Pacific. Mr. Haidamus is a member of the Licensing Executives Society and is on the board of the Bay Area American Red Cross.

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

Tim Partridge has served as the Executive Vice President, Products and Technologies since August 2007. Previously, Mr. Partridge served in a variety of other positions since joining us in 1984, including as the Senior Vice President and General Manager of our professional division and Vice President, Marketing. Mr. Partridge holds a bachelor’s of music and electronics honors degree from the Tonmeister program at the University of Surrey.

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

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results and financial condition could be materially adversely affected.

Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

Maintaining and strengthening the “Dolby” brand is critical to maintaining and expanding our licensing, products and services, as well as to our ability to enter new markets for our sound and other technologies. Our continued success depends, in part, on our reputation for providing high quality products, services and technologies across a wide range of entertainment industries, including the consumer electronics products industry. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business and prospects will suffer. Moreover, we believe that the likelihood that our technologies will be adopted as industry standards in various markets and for various applications depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to accept, as an industry standard, technologies developed by a well-respected and well-known brand. Maintaining and strengthening our brand will depend heavily on our ability to continue to develop innovative technologies for the entertainment industry and to continue to provide high quality products and services, which we may not do successfully.

We do not expect sales of traditional consumer DVD players to sustain their past growth rates. To the extent that sales of DVD players and home theatre systems level off or decline, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of DVD players and home theatre systems incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of traditional consumer DVD players to sustain their past growth rates. To the extent that sales of DVD players and home theatre systems level off or decline, our licensing revenue will be adversely affected. Additionally, the release and consumer adoption of next-generation DVD players has been delayed. There are currently two incompatible next-generation high-definition disc formats, which has resulted in delayed consumer adoption of next-generation DVD players. The delay in the release and consumer adoption of a dominant next-generation disc format, as well as the inability of traditional DVD players to sustain their past growth rates, could adversely affect our licensing revenue. Even assuming resolution of the competing disc format conflict, the rate of consumer adoption of next-generation DVD players is uncertain and may be slower than past growth rates of traditional DVD players. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with those new technologies, our business, operating results and prospects will be adversely affected.

We depend on the sale by our licensees of products that incorporate our technologies, and a reduction in those sales would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer electronics product manufacturers. Licensing revenue represented 75%, 77% and 80% of our total revenue in fiscal 2005, 2006 and 2007, respectively. We do not manufacture consumer electronics products ourselves and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products and independent software vendors to pay us a specified royalty for every electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our revenue will decline. Moreover, we have a widespread presence in markets for electronics products, such as the consumer electronics product market, which includes DVD players, audio/video receivers and other home theatre consumer electronics products, and, as a result, there is little room for us to further penetrate such markets. Lower sales of products incorporating our technologies could occur for a number of reasons. Changes in consumer tastes or trends, or changes in industry standards, may adversely affect our licensing revenue. Increasing market saturation, durability of products in the marketplace, competing products and alternate consumer entertainment options could adversely affect demand for new products incorporating our technologies. An economic recession would adversely affect demand for products incorporating our technologies and likely adversely affect our licensing revenue. In addition, our licensees, for whatever reason, may not choose to or may not be able to incorporate our technologies into their products in the future.

To the extent that sales of personal computers with Dolby technologies level off or decline, our licensing revenue will be adversely affected.

Historically, PC manufacturers have frequently included DVD playback functionality as part of the software applications included in their products. Microsoft recently introduced its Windows Vista operating system. Two of the six editions of this operating system, the Windows Vista Home Premium Edition and the Windows Vista Ultimate Edition, include Dolby technologies which help enable DVD playback functionality and DVD authoring capabilities. To date, sales of personal computers for the consumer market shipped with the Home Premium Edition have been strong. In addition, many major PC manufacturers continue to include additional DVD software applications which offer added DVD functionality not included in the Microsoft operating systems. Also, shipments of notebooks with Dolby technologies, for which we have a better rate of royalty collection, have increased recently. All of these factors contributed to an increase in licensing revenue from our PC market in the second half of fiscal 2007. In the future, PC manufacturers may elect to exclude additional DVD software application on personal computers that include the Windows Vista Home Premium Edition. Additionally, it is unclear at what pace business customers will migrate from their current operating systems to the Windows Vista operating systems, what the adoption rate of the Ultimate Edition will be, and how such adoption will impact sales of software DVD players for business PCs. Future shipments of notebooks with Dolby technologies could decline. If any of the foregoing occur, our licensing revenue will be adversely affected.

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

We expect that the future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new opportunities for our technologies, including:

•	Digital television and radio broadcasting;

•	HDTV;

•	Personal computer technology;

•	Next-generation DVD;

•	Video-game consoles and video-games;

•	Imaging;

•	Home DVD recording;

•	Personal audio and video players, including internet music applications;

•	Broadband internet;

•	Mobile devices; and

•	In-car entertainment systems.

Our ability to penetrate these markets depends on increased consumer demand for products that contain our technologies, which may not occur. Any failure of such markets to develop or consumer demand to grow would have a material adverse effect on our business and prospects. For example, in the PC market, equipment manufacturers are experiencing pricing pressure and, as a result, may elect to exclude optional DVD playback functionality from their products, thereby requiring an additional cost to add this capability, which may affect demand for our technologies. Whether our revenue from digital broadcast networks and broadband internet services increases depends upon the expansion of digital broadcast technologies and broadband internet as a medium of entertainment, which may not occur. In addition, even when our technologies are adopted as industry standards for a particular market, such market may not fully develop. In such case, our success depends not only on whether our technologies are adopted as industry standards for such market, but also on the development of that market, which may not occur. Demand for our technologies in any of these developing markets may not continue to grow, and a sufficiently broad base of consumers and professionals may not adopt or continue to use these technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide select technologies and entertainment for little or no cost, such as many of the services provided in connection with broadband internet services. Moreover, some of these markets are ones in which we have not previously participated and, because of our limited experience, we may not be able to adequately adapt our business and our technologies to the needs of customers in these fields.

If we fail to deliver innovative technologies in response to changes in the entertainment industry, our business could decline.

The markets for our products and the markets for consumer electronics products using our licensed technologies are characterized by rapid change and technological evolution. We will need to expend considerable resources on research and development, or acquisitions, in the future in order to continue to design and deliver enduring, innovative entertainment products and technologies. Despite our efforts, we may not be able to develop, or acquire, and effectively market new products, technologies and services that adequately or competitively address the needs of the changing marketplace. For example, we cannot assure that Dolby Volume, Dolby’s new volume leveling solution designed to address the annoyances of inconsistent loudness, or Dolby 3D Digital Cinema, Dolby’s new 3D digital cinema solution, will address the needs of the marketplace, be effectively marketed or be successful technologies. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere. Our future success depends to a great extent on our ability to develop, or acquire, and deliver innovative technologies that are widely adopted in response to changes in the entertainment industry and that are compatible with the technologies or products introduced by other entertainment industry participants.

If we are unable to expand our business into non-sound technologies, our future growth could be limited.

Our future growth will depend, in part, upon our expansion into areas beyond sound technologies. For example, in addition to our digital cinema initiative, we are exploring other areas that facilitate delivery of digital entertainment, such as technologies for processing digital moving images and content protection. We will need to spend considerable resources on research and development or acquisitions in the future in order to deliver innovative non-sound technologies. Our April 2007 acquisition of Brightside Technologies Inc., a development-stage technology company focused on enabling the capture, distribution, and display of more vibrant video on LED backlit LCD televisions, is an example of our efforts to expand into areas beyond sound technologies.

However, we have limited experience in non-sound technology markets and, despite our efforts, we cannot predict whether we will be successful in developing, or acquiring and marketing non-sound products, technologies and services. We will face significant risks in successfully integrating businesses that we acquire, such as Brightside, into our business.

In addition, many of the non-sound technology markets are relatively new and may not develop as we currently anticipate. Moreover, although we believe that many of the technological advances we may develop or acquire for digital cinema may have applicability in other areas, such as broadcasting or consumer electronics products, we may not ever be able to achieve these anticipated benefits in these other markets. A number of competitors and potential competitors may develop non-sound technologies similar to those that we develop, or acquire, some of which may provide advantages over our products, technologies and services. Some of these competitors have much greater experience and expertise in the non- sound fields we may enter. The non-sound products, technologies and services we expect to market may not achieve or sustain market acceptance, may not meet industry needs, and may not be accepted as industry standards. If we are unsuccessful in selling non-sound products, technologies and services, the future growth of our business may be limited. In addition, our efforts to enter or strengthen our positions in non-sound markets may be tied to the success of specific programs.

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

Our licensing revenue is generated primarily from consumer electronics product manufacturers and independent software vendors who license our technologies and incorporate them in their products. Under our existing arrangements, these licensees typically pay us a specified royalty for every product they ship that incorporates our technologies. We rely on our licensees to accurately report the number of units shipped that incorporate our technologies. We calculate our license fees, prepare our financial reports, projections and budgets, and direct our sales and product development efforts based on these reports we receive from our licensees. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately. This is especially true with respect to software incorporating our technologies because software can be copied relatively easily and we often do not have easy ways to determine how many copies have been made. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive and time consuming and initiating audits could harm our customer relationships. In the past, licensees, particularly in emerging economies, such as China, have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understated and non-reporting by licensees, which could adversely affect our operating results. Conversely, to the extent that our licensees overstate the number of products incorporating our technologies, or report the products under the wrong categories, negative corrections could result in reductions of royalty revenue in subsequent periods. In addition, some of our licensees may begin to more closely scrutinize their past or future licensing statements which may result in an increased receipt of negative corrective statements.

We also have often experienced, and expect to continue to experience, problems with non-licensee consumer electronics product manufacturers and independent software vendors, particularly in emerging economies, such as China, incorporating our technologies or incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. This unauthorized use of our intellectual property could adversely affect our operating results.

We face risks in conducting business in emerging economies, such as China, particularly due to the limited recognition and enforcement of intellectual property and contractual rights in these countries.

We believe that various trends will continue to increase our exposure to the risks of conducting business in emerging economies. For example, we expect consumer electronics product manufacturing in emerging economies, such as China, to continue to increase due to the availability of lower manufacturing costs as compared to in other industrial countries and an industry shift by discount retailers towards lower-end DVD player offerings. We also believe that our sales of products and services in emerging economies will expand in the future to the extent that the use of digital surround sound technologies increases in these countries, including in movies and broadcast television. We further expect that the sale of products incorporating our technologies will increase in emerging economies to the extent that consumers there become more affluent. We face many risks associated with operating in these emerging economies, in large part, due to limited recognition and enforcement of contractual and intellectual property rights. As a result, we may experience difficulties in enforcing our intellectual property rights in these emerging economies, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants world-wide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate. If we are unable to develop, maintain and strengthen these relationships, our revenue from these countries could be adversely affected.

Our licensing revenue depends in large part upon semiconductor manufacturers incorporating our technologies into integrated circuits, or ICs, for sale to our electronics product licensees and if, for any reason, our technologies are not incorporated in these ICs or fewer ICs are sold that incorporate our technologies, our operating results would be adversely affected.

Our licensing revenue from consumer electronics product manufacturers depends in large part upon the availability of integrated circuits, or ICs, that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer electronics products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce and then sell them to licensed consumer electronics product manufacturers. We do not control the IC manufacturers’ decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts nor predict their success. As a result, if these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if, for any reason, they sell fewer ICs incorporating our technologies, our operating results will be adversely affected. For example, we are not able to control the extent and timing of the incorporation of Dolby Volume into ICs by IC manufacturers, if at all.

Our inability to deploy our digital cinema products in significant numbers in the early stages of the transition to digital cinema, coupled with the price of our products, could limit our future prospects in the digital cinema market and could materially and adversely affect our business.

The cinema industry is still in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. A number of competitors offer competing products for digital cinema, some of which are priced lower than our products. At least one competitor has a significantly greater installed base of its competing digital cinema products than we do, which could limit our eventual share of the digital cinema product market and materially and adversely affect our operating results. As the market for digital cinema has grown we have faced more competitive pricing pressures than we have traditionally experienced for cinema products. As a result, we may have to implement pricing strategies which will have an adverse impact on our product sales gross margins in the future.

If the market for digital cinema develops more slowly than expected, our future prospects could be limited and our business could be materially and adversely affected.

If the industry cannot agree on one or more business models for digital cinema, the broad adoption of digital cinema will be delayed further. The conversion of movie theatres from film to digital cinema will require significant expenditures, and we cannot predict how quickly digital cinema will become widely adopted. At present only a limited number of movie theatres have been converted to digital cinema, and we expect the conversion of theatres to digital cinema technologies, if it occurs, to be a long-term process due to both technological and financial obstacles. If the market for digital cinema develops more slowly than expected, or if there is significant and sustained resistance by the motion picture industry or cinema operators to this technology or the cost of implementation, we may not realize significant returns on our investments in digital cinema technology, which could materially and adversely affect our operating results.

If we do not identify opportunities and successfully execute our initiatives to participate in the emerging digital cinema market, our future prospects could be limited and our business could be adversely affected.

The cinema industry is in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. Industry participants continue to discuss business models to facilitate adoption of digital cinema by allocating the costs among industry participants, and the business models that ultimately emerge may vary from country to country. Participating in some of the models under discussion may require us to depart from our traditional model of selling our cinema products pursuant to one-time contracts, and could expose us to various risks we have not faced in the past. For example, we have participated in one model by deploying, at our expense, fully integrated digital cinema systems and seeking payment from motion picture distributors for films presented on the systems. In fiscal 2007, we introduced Dolby 3D Digital Cinema technology, providing us with an additional opportunity to participate in digital cinema. However, there is a risk that recent renewed interest in 3D cinema could be a fad and may not be long-lasting. If we do not identify, and successfully execute on opportunities to generate revenues from our digital cinema products and services, our future prospects in this market will be limited and our business could be materially and adversely affected.

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

We have evaluated, and expect to continue to evaluate, a wide array of possible strategic transactions, including acquisitions. For example, in November 2007 we acquired Coding Technologies AB, a privately held provider of audio compression technologies for the mobile, digital broadcast and internet markets and in April 2007 we acquired Brightside, a development-stage company focused on enabling the capture, distribution, and display of more vibrant video on LED backlit LCD televisions. We consider these types of transactions in connection with our efforts to expand our business beyond sound technologies to other technologies related to the delivery of digital entertainment. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future, any of these transactions could be material in relation to our market capitalization, financial condition or results of operations. The process of integrating an acquired company, business or technology may create unforeseen difficulties and expenditures. The areas where we may face risks in integrating acquired businesses, including in connection with our acquisitions of Coding Technologies and Brightside, include:

•	Diversion of management time and focus from operating our business to acquisition integration challenges;

•	Cultural and logistical challenges associated with integrating employees from acquired businesses into our organization;

•	Retaining employees from businesses we acquire;

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

If sales of consumer electronics products incorporating our technologies do not grow in emerging markets, our ability to increase our licensing revenue may be limited.

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

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: DivX, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Philips, RealNetworks, Sony, SRS Labs and Thomson. In addition, other companies may become competitors in the future. Competitors for our products include: Avica, DTS, Doremi, EVS, GDC, Kodak, NEC, Panastereo, Qube, QuVis, REAL D, Sony and UltraStereo. Competitors for our services include DTS and Sony. In addition, other companies may become competitors in the future. Some people may perceive the quality of sound produced by some of our competitors’ technologies to be equivalent or superior to that produced by ours. In addition, some of our current and/or future competitors may have significantly greater financial, technical, marketing and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, Microsoft and RealNetworks may have an advantage over us in the market for internet technologies because of their greater experience and presence in that market. In addition, some of our current or potential competitors, such as Microsoft and RealNetworks, may be able to offer integrated system solutions in markets for sound or non-sound entertainment technologies, including audio, video and rights management technologies related to personal computers or the internet, which could make competing technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing technologies at lower prices than our technologies, which could adversely affect our operating results. Further, many of the consumer electronics products that include our sound technologies also include sound technologies developed by our competitors. As a result, we must continue to invest significant resources in research and development in order to enhance our technologies and our existing products and services and introduce new high-quality technologies, products and services to meet the wide variety of such competitive pressures. Our business will suffer if we fail to do so successfully.

Our relationships with entertainment industry participants are particularly important to our products, services and technology licensing, and if we fail to maintain such relationships our business could be materially harmed.

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment chain, including motion picture studios, broadcasters, video-game designers, music producers and manufacturers of consumer electronics products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve. For example, sales of our products and services are particularly dependent upon our relationships with the major motion picture studios and broadcasters, and licensing of our technology is particularly dependent upon our relationships with consumer electronics product manufacturers, independent software vendors and integrated circuit, or IC, manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be more likely not to purchase and use our products, services and technologies, or create content incorporating our technologies, which could materially harm our business and prospects. In addition to directly providing substantially all of our revenue, these relationships are also critical to our ability to have our technologies adopted as industry standards. In addition, if major industry participants form strategic relationships that exclude us, whether in products, services or licensing, our business and prospects could be materially adversely affected.

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

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2005, 2006 and 2007, revenue from outside the United States was 72%, 74% and 70% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

As of September 28, 2007, we had 1,044 individual issued patents and nearly 1,500 pending patent applications in nearly 35 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through July 2027. Of these, three patents are scheduled to expire in the remainder of calendar year 2007, 19 patents are scheduled to expire in calendar year 2008, five patents are scheduled to expire in calendar year 2009 and 117 patents are scheduled to expire in calendar year 2010. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2008 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2022. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

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

Events and conditions in the motion picture and broadcast industries may affect sales of our cinema products and services.

Sales of our cinema products and services tend to fluctuate based on the underlying trends in the motion picture industry. For example, when box office receipts for the motion picture industry increase, we have typically seen sales of our cinema products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced cinema products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to upgrade their systems or build new theatres. Our cinema product sales are also subject to fluctuations based on events and conditions in the theatre industry generally that may or may not be tied to box office receipts in particular periods. For example, the growth in piracy of motion pictures adversely affects the construction of new screens, the renovation of existing theatres and the continued production of new motion pictures. Technological advances and the conversion of motion pictures into digital formats have made it easier to create, transmit and “share” high-quality unauthorized copies of motion pictures, including on pirated DVDs and on the internet. The launch of new digital services by broadcasters also influences the sale of our cinema products. On the other hand, our services revenue, both in the United States and internationally, is tied to the number of films being made by studios and independent filmmakers. A number of factors can affect the number of films that are produced, including strikes and work stoppages within the motion picture industry, as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

We may be unable to significantly expand our current product sales in the cinema industry because our products are already used by the vast majority of major cinema operators and major motion picture studios in the United States and much of the rest of the world. If the cinema industry does not expand, or if it contracts, the demand for our cinema products will be adversely affected.

Our ability to further penetrate the market for motion picture sound technologies is limited because of the widespread use of our current cinema products by major motion picture content creators, distributors and cinema operators. As a result, our future revenue from our products for the cinema industry will depend, in part, upon events and conditions in that industry—specifically, the continued production and distribution of motion pictures, and the construction of new theatres and the renovation of existing theatres, using our products and services. For example, in the late 1990s cinema operators in the United States built a large number of new cinema megaplexes. This initially resulted in increased sales of our cinema processors, but also resulted in an oversupply of screens in some markets. This oversupply led to significant declines in new theatre construction in the United States in the early 2000s, resulting in a corresponding decline in sales of our cinema processors. As a result, future growth in sales of our existing cinema products may be limited, and may decrease in the future, as the number of new cinemas being built and the number of existing cinemas without our products continues to decline.

The demand for our cinema products and services could decline as the film industry adopts digital cinema.

Although the cinema industry is still in the early stages of adoption of digital cinema for the distribution and exhibition of movies, the number of exhibitors adopting digital cinema for new theatre construction or existing theatre upgrades continues to grow. We expect that exhibitors constructing new theatres or upgrading existing theatres will generally choose digital cinema over traditional film cinema. While our film sound formats are de facto standards and our film soundtrack cinema processors are widely used around the world, digital cinema, which is based on open standards, does not include our proprietary audio formats. Consequently, as the film industry continues to adopt digital cinema, if we do not adapt our traditional cinema products and services to meet the demands of the digital cinema market, the demand for them will decline. Furthermore, exhibitors adopting digital cinema can choose from multiple digital cinema servers other than ours, none of which contain our technologies. A decrease in the demand for our traditional film cinema products and services that is not accompanied by a meaningful increase in revenue from digital cinema would adversely affect our revenue stream.

In addition, a decrease in the demand for our products and services could adversely affect licensing of our technology, because the strength of our brand and our ability to use professional product developments to introduce new technologies, which can later be licensed, would be impaired. If, in such circumstances, we are unable to adapt our products and services or introduce new products for the market for digital cinema successfully, our business could be materially adversely affected.

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

•	The financial resources of cinema operators available to buy our products or to equip their theatres to accommodate upgraded or new technologies;

•	Consolidation by participants in the markets in which we compete, which could result among other things in pricing pressure;

•	The amount and timing of our operating costs and capital expenditures, including those related to the expansion of our business, operations and infrastructure;

•	Variations in the time-to-market of our technologies in the entertainment industries in which we operate;

•	Seasonal electronics product shipment patterns by our consumer electronics product licensees, particularly in the first quarter, which generally result in revenue in the second quarter;

•

The impact of, and our ability to react to, interruptions in the entertainment distribution chain, including as a result of work stoppages at our facilities, our customers’ facilities and other points throughout the entertainment distribution chain;

•	Changes in business cycles that affect the markets in which we sell our products and services or the markets for consumer electronics products incorporating our technologies;

•	Adverse outcomes of litigation or governmental proceedings, including any foreign, federal, state or local tax assessments or audits;

•	Costs of litigation and intellectual property protection; and

•	Seasonal demand for services in the motion picture industry, which could result in reduced revenue.

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

We face competitive risks in situations where our customers are also current or potential competitors. For example, Sony and Microsoft are significant licensee customers and Sony is a significant purchaser of our broadcast products and services, but Sony and Microsoft are also competitors with respect to some of our broadcast and consumer technologies. To the extent that our customers choose to utilize competing technologies they have developed or in which they have an interest, rather than use our technologies, our business and operating results could be adversely affected.

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

The loss of or interruption in operations of one or more of our key suppliers could materially delay or stop the production of our products and impair our ability to generate revenue.

Our reliance on outside suppliers for some of the key materials and components we use in manufacturing our products involves risks, including limited control over the price, timely delivery and quality of such components. We have no agreements with our suppliers to ensure continued supply of materials and components. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause material delays in our production operations and increase our production costs. In addition, our suppliers may not be able to meet our future production demands as to volume, quality or timeliness. Moreover, we rely on sole source suppliers for some of the components that we use to manufacture our products, including specific charged coupled devices, light emitting diodes and digital signal processors. These sole source suppliers may become unable or unwilling to deliver these components to us at an acceptable cost or at all, which could force us to redesign those specific products. Our inability to obtain timely delivery of key components of acceptable quality, any significant increases in the prices of components, or the redesign of our products could result in material production delays, increased costs and reductions in shipments of our products, any of which could increase our operating costs, harm our customer relationships or materially and adversely affect our business and operating results.

Revenue from our products may suffer if our production processes encounter problems or if we are not able to match our production capacity to fluctuating levels of demand.

Our products are highly complex, and production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time in a cost effective manner, which could harm our competitive position. If production is interrupted at one of our two manufacturing facilities, we may not be able to shift production to the other facility on a timely basis, and customers may purchase products from our competitors. A shortage of manufacturing capacity for our products could adversely affect our operating results and damage our customer relationships. We generally cannot quickly adapt our manufacturing capacity to rapidly changing market conditions. Likewise, we may be unable to respond to fluctuations in customer demand. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products. Any inability to respond to fluctuations in customer demand for our products may adversely affect our gross margins.

Our products, from time to time, experience quality problems that can result in decreased sales and higher operating expenses.

Our products are complex and sometimes contain undetected software or hardware errors, particularly when first introduced or when new versions are released. In addition, our products are sometimes combined with or incorporated into products from other vendors, sometimes making it difficult to identify the source of a problem. These errors could result in a loss of or delay in market acceptance of our products or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. In addition, if our products contain errors we could be required to replace or reengineer them, which would increase our costs. Moreover, if any such errors cause unintended consequences, we could face claims for product liability. Although we generally attempt to contractually limit liability for defective products to the cost of repairing or replacing these products, if these contract provisions are not enforced, or are unenforceable for any reason, or if liabilities arise that are not effectively limited, we could incur substantial costs in defending and settling product liability claims.

Awareness of our brand depends to a significant extent upon decisions by our customers to display our trademarks on their products, and if our customers do not display our trademarks on their products, our ability to increase our brand awareness may be harmed.

Because we engage in relatively little direct brand advertising, the promotion of our brand depends upon entertainment industry participants displaying our trademarks on their products that incorporate our technologies, such as film prints and consumer electronics products. Although we do not require our customers to place our brand on their products, we actively encourage them to do so. For example, we rely on consumer electronics product manufacturers that license our technologies to display our trademarks on their products in order to promote our brand. If our customers choose for any reason not to display our trademarks on their products, our ability to maintain or increase our brand awareness may be harmed, which would have an adverse effect on our business and prospects. In addition, if we fail to maintain high quality standards for our products, or if we fail to maintain high quality standards for the products that incorporate our technologies through the quality-control evaluation process that we require of our licensees, the strength of our brand could be adversely affected.

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

From time to time, one or a small number of our customers or licensees may represent a significant percentage of our products, services or licensing revenue. Although we have agreements with many of these customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, whether due to strategic redirections or adverse changes in their businesses or for other reasons, could have a significant effect on our operating results.

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

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products. For example, we redesigned our products so we could continue to offer them for sale within the European Union, when restrictions on lead and other hazardous substances that apply to specified electronic products put on the market in the European Union became effective as of July 1, 2006. Similar requirements related to marking of electronic products became effective in China as of March 1, 2007. For some products, substituting particular components containing regulated hazardous substances is more difficult or costly, and additional redesign efforts could result in production delays. Selected electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the new environmental laws, which could negatively impact our ability to generate revenue from those products.

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

Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. Licensing revenue represented 75%, 77% and 80% of our total revenue in the fiscal years 2005, 2006 and 2007, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in particular countries or where the initiation of a claim might harm our business relationships. For example, we have many times experienced, and expect to continue to experience, problems with consumer electronics product manufacturers incorporating our technologies into their products without our authorization. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs, which could adversely affect our financial condition and results of operations. We generally seek patent protection for our innovations. It is possible, however, that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect particular innovations that later turn out to be important. Moreover, we have limited or no patent protection in particular foreign jurisdictions. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies, and in India we have no issued patents. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may later be found to be invalid or unenforceable. Moreover, we seek to maintain select intellectual property as trade secrets. These trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from them.

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

More than 50% of the value of our stock is held by Ray Dolby and stockholders considered affiliated with him pursuant to the stock ownership attribution rules applicable to personal holding companies. We expect this will continue to be the case in the foreseeable future. In addition, a significant portion of our income is from licensing fees, which may constitute personal holding company income. Currently, however, we believe less than 60% of Dolby Laboratories’ adjusted ordinary gross income is personal holding company income.

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

Our success depends to a significant degree upon the continued individual and collective contributions of our management team. A limited number of individuals have primary responsibility for managing our business, including our relationships with key customers and licensees. We have key executives and senior technical people who have been with us for a number of years. These individuals, as well as the rest of our management team and key employees, are at-will employees, and we do not maintain any key-person life insurance policies. Losing the services of any key member of our team, whether from retirement, competing offers or other causes, could prevent us from executing our business strategy, cause us to lose key customer or licensee relationships, or otherwise materially affect our operations.

We rely on highly skilled personnel, and if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to maintain our operations or grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In this regard, we currently plan to hire a number of employees throughout fiscal 2008 in response to our growth and our current initiatives. We have maintained a rigorous, highly selective and time-consuming hiring process, which we believe has significantly contributed to our success to date, but has made it more difficult for us to hire a sufficient number of qualified employees. As we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. In addition, we are aware that some of our competitors have directly targeted our employees. If we are unable to hire and train a sufficient number of qualified employees or retain and motivate existing employees, our existing operations may suffer and we may be unable to grow effectively.

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

At September 28, 2007, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 60,000,000 shares of our Class B common stock. As of September 28, 2007, Ray Dolby and his affiliates, including his family members, had voting power over approximately 99% of our outstanding Class B common stock, which in the aggregate represented approximately 91% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendents of Ray Dolby and the spouses and domestic partners of such descendents. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendents will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Ray Dolby, his affiliates, his family members and descendents will maintain this control even if in the future they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. Absent a transfer of Class B common stock that would trigger an automatic conversion as described above, there is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates, his family members and descendents continue to hold shares of Class B common stock representing approximately 10% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As of September 28, 2007, we had a total of 110,250,683 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.

As of September 28, 2007, our directors and executive officers beneficially held 60,487,797 shares of Class B common stock, 6,299 shares of Class A common stock, vested options to purchase 809,029 shares of Class B common stock and vested options to purchase 185,997 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

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

We also lease additional research and development, sales, product testing and administrative facilities from third parties in California, New York, Virginia, Pennsylvania and internationally, including in Asia, Europe, Australia and Canada.

We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol “DLB.” The following table sets forth the range of high and low sales prices on the NYSE of the Class A common stock for the periods indicated, as reported by the NYSE. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Fiscal 2006	High	Low
First Quarter	$19.40	$14.75
Second Quarter	22.15	16.92
Third Quarter	24.00	19.90
Fourth Quarter	23.39	17.83

Fiscal 2007	High	Low
First Quarter	$32.27	$18.64
Second Quarter	35.49	29.68
Third Quarter	39.70	30.56
Fourth Quarter	38.28	31.01

Our Class B common stock is neither listed nor publicly traded.

As of October 31, 2007, there were approximately 23 holders of record of our Class A common stock and 76 holders of record of our Class B common stock.

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

Sale of Unregistered Securities

In the fiscal quarter ended September 28, 2007, we issued an aggregate of 286,840 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since September 29, 2007 through October 31, 2007, we issued an aggregate of 129,863 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of $0.5 million in the fiscal quarter ended September 28, 2007, and $0.3 million in the period since September 29, 2007 through October 31, 2007 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of October 31, 2007 options to purchase an aggregate of 4,083,592 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

Stock Price Performance Graph

The following graph illustrates a comparison of the total return of our Class A common stock with the total return for the New York Stock Exchange Composite Index (the “NYSE Composite”) and the Russell 3000 Index (the “Russell 3000”) for the period from February 17, 2005 (the date our Class A common stock commenced trading on the NYSE) through September 28, 2007. Although our Class A common stock was initially listed at $18.00 per share on the date of our initial public offering, February 17, 2005, the $18.00 price is not reflected in the graph. Instead, the figures represented below assume an investment of $100 in our Class A common stock at the closing price on February 17, 2005 ($24.30) and in the NYSE Composite and the Russell 3000 on January 31, 2005 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

COMPARISON OF 31 MONTH CUMULATIVE TOTAL RETURN*

Among Dolby Laboratories, Inc., The NYSE Composite Index

And The Russell 3000 Index

*	$100 invested on 2/17/05 in stock or on 1/31/05 in index-including reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the accompanying notes included elsewhere in this filing. The consolidated statements of operations data for the fiscal years ended September 30, 2005, September 29, 2006 and September 28, 2007 and the balance sheet data as of September 29, 2006 and September 28, 2007 were derived from our audited consolidated financial statements that are included elsewhere in this filing. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods. All fiscal years presented consisted of 52 weeks with the exception of fiscal 2005 which consisted of 53 weeks.

	Fiscal Year Ended
	September 26, 2003	September 24, 2004	September 30, 2005	September 29, 2006	September 28, 2007
	(in thousands, except per share amounts)
Revenue:
Licensing	$157,922	$211,395	$246,298	$301,663	$387,117
Product sales	44,403	57,981	60,021	65,413	67,487
Services	15,147	19,665	21,648	24,466	27,424

Total revenue	217,472	289,041	327,967	391,542	482,028

Cost of revenue:
Cost of licensing	40,001	53,838	40,558	26,887	28,438
Cost of product sales (1)	26,684	30,043	31,181	38,487	34,497
Cost of services (1)	6,958	7,624	8,479	10,668	11,330

Total cost of revenue	73,643	91,505	80,218	76,042	74,265

Gross profit	143,829	197,536	247,749	315,500	407,763

Operating expenses:
Selling, general and administrative (1)	76,590	106,456	135,155	154,165	178,802
Research and development (1)	18,262	23,479	30,532	35,377	44,109
In-process research and development	1,310	1,738	—	—	—
Gain on settlements	—	(2,000)	(2,000)	(3,625)	(2,100)

Total operating expenses	96,162	129,673	163,687	185,917	220,811

Operating income	47,667	67,863	84,062	129,583	186,952
Other income (expense), net	(57)	229	7,156	17,054	22,464

Income before provision for income taxes and controlling interest	47,610	68,092	91,218	146,637	209,416
Provision for income taxes	16,079	27,321	37,330	55,833	65,131

Income before controlling interest	31,531	40,771	53,888	90,804	144,285
Controlling interest in net income, net of tax	(562)	(929)	(1,595)	(1,255)	(1,454)

Net income	$30,969	$39,842	$52,293	$89,549	142,831

Basic earnings per share	$0.36	$0.47	$0.54	$0.85	$1.31
Diluted earnings per share	$0.36	$0.43	$0.50	$0.80	$1.26
Weighted-average shares outstanding (basic)	85,009	85,556	96,969	105,688	109,202
Weighted-average shares outstanding (diluted)	86,084	92,783	104,220	111,658	113,573
(1) Stock-based compensation included above was as follows:
Cost of product sales	—	$104	$222	$800	$911
Cost of services	—	36	103	513	148
Selling, general and administrative	—	5,843	11,709	15,087	15,334
Research and development	—	810	2,150	2,738	3,448

On February 16, 2005, Ray Dolby contributed to us all intellectual property rights related to our business that he and his affiliates held. Upon completion of this asset contribution, all of our licensing arrangements with, and royalty obligations to, Ray Dolby and his affiliates terminated. The selected financial data above includes $27.6 million, $36.9 million, and $18.7 million in royalties paid to Ray Dolby that we recognized in fiscal 2003, fiscal 2004 and fiscal 2005, respectively. Subsequent to February 16, 2005, we had no further obligations to pay royalties to Ray Dolby or his affiliates.

	September 26, 2003	September 24, 2004	September 30, 2005	September 29, 2006	September 28, 2007
	(in thousands)
Cash and cash equivalents	$61,922	$78,711	$372,403	$363,537	$368,467
Working capital	54,213	80,281	381,394	479,778	590,214
Short-term and long-term investments	—	—	—	155,071	304,441
Total assets	202,707	261,866	586,277	739,288	991,697
Long-term debt	14,548	13,580	12,124	10,893	9,691
Total stockholders’ equity	93,775	143,327	461,139	594,288	797,156

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and our discussion under Item 1 “Business—Our Strategy” above should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Form 10-K. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: statements regarding expanding the use of our technologies in existing and new markets and capitalizing on key trends in digital entertainment, including in the broadcast, PC, mobile and portable device industries and in content delivered over the internet; developing technologies for the entertainment industry beyond sound, including in the areas of imaging and display and mobile devices; demand for and future revenues from the sale of consumer electronics products incorporating our technologies, including traditional and next—generation DVD players; the rate of transition from analog televisions to digital televisions, including high-definition televisions; growth opportunities in the consumer electronics market; opportunities to incorporate our technologies in markets outside the traditional consumer electronics market; the impact of inclusion of certain of our technologies in audio standards; the rate of adoption of and sales of next–generation DVD players; diversification of sources of licensing revenue; demand for and future revenues from incorporation of our technologies in personal computers; increase in sales of our products and demand for consumer electronics products containing our technologies in emerging economies; concentration of manufacturing of consumer electronic products containing our technologies in emerging economies and the associated challenges in royalty collection and intellectual property enforcement; our ability to scale our organization and effectively apply our strategy across our markets; pricing strategies for our digital cinema product and competitive pricing pressures for our cinema products; the pace of the movie industry’s transition to digital cinema and our expected revenue associated with the transition; the expected timing of revenue and cost recognition for sales of digital cinema systems and our expected product sales and product services gross margins; our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for goodwill, accounting for income taxes, personal holding company matters, stock-based compensation and contingencies; calculations of royalties due to our licensors; statements regarding our expected future licensing gross margins; statements regarding the sufficiency of our cash reserves; and our expected rate of return on investments. Actual results may differ materially from those discussed in these forward looking statements due to a number of factors, including: the rate of growth of the markets for consumer electronics that include our technologies; whether PC manufacturers will continue to include additional DVD software applications on personal computers that include Windows Vista Home Premium Edition or Ultimate Edition; whether sales of personal computers with the Home Premium Edition or the Ultimate Edition will be strong; whether our technologies are selected for and remain part of audio standards; the rate of deployment and adoption of next–generation DVD players; the extent to which our expectations regarding new licensing markets are realized; the extent to which consumer electronics manufacturers concentrate their production in emerging economies that present royalty collection and intellectual property enforcement challenges; the extent to which consumers in emerging economies elect to purchase products containing our technologies; the effectiveness of our transition to a functional organizational model; the extent to which professionals using our equipment continue to demand innovative technology solutions developed by us; the pace of the movie industry’s transition to digital cinema; our ability to tailor our traditional model of selling to respond to market trends; whether our competitors are able to develop and sell alternative digital cinema technologies to our customers; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; the accuracy of our calculations of royalties due to our licensors; fluctuations in interest rates; and risks set forth in the section entitled “Risk Factors” of Item 1A in this Form 10-K and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results. The periods presented herein consist of our fiscal years ended 2005, 2006 and 2007. Our fiscal years ended 2006 and 2007 consisted of 52 weeks, compared to our fiscal year ended 2005, which consisted of 53 weeks. The results for our fiscal year ended September 28, 2007 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 26, 2008.

Overview

Dolby Laboratories develops and delivers innovative products and technologies that improve the entertainment experience. Since Ray Dolby founded Dolby Laboratories in 1965, we have been at the forefront of delivering sound technologies that are employed throughout the entertainment creation, distribution and playback process to enhance the entertainment experience. Today, Dolby technologies are standard in a wide range of entertainment platforms. Our technologies are used in virtually all DVD players and personal computer DVD playback software, increasingly in digital televisions and portable electronic devices, and also in a wide array of consumer electronic products such as gaming systems and audio/video receivers. Dolby cinema products are used in movie theatres around the world. Dolby broadcast products distribute high-quality audio around the world.

Our objective is to be an essential element in the best entertainment technologies by delivering innovative and enduring technologies that enrich the entertainment experience. We believe that our well-recognized brand and established history of successful innovation put us in a position to expand the use of our technologies in existing and new markets and to capitalize on key trends in digital entertainment, such as the transition to high-definition television, digital cinema, space-efficient home theatre systems, portable media and an increasing number of media delivery channels.

We deliver technologies, products and services at each critical stage of the entertainment chain—content creation, content distribution and content playback. We work closely with content creators, including filmmakers, television producers, music producers, and video-game designers to incorporate Dolby technologies in entertainment content. As a result, we are better positioned to partner with entertainment distributors to deliver that content with our technologies, whether through 35 millimeter film or digital content for theatres, DVDs, broadcasts or the internet. By working successfully to encode and distribute content with Dolby technologies, we are able to license our decoding technologies to consumer electronics manufacturers and independent software vendors for consumer playback and sell our cinema equipment for large-scale public playback in movie theatres. Our involvement across the entertainment chain has resulted in a widely recognized brand and enables us to introduce technologies and services into new areas.

Historically, we have conducted our business in two operating segments: licensing our technologies to manufacturers of consumer electronics products and independent software vendors, and selling our professional products and related services. In an effort to improve our ability to scale our organization and effectively apply our strategy across our markets, in the fourth quarter of fiscal 2007 we reorganized our business from two operating segments into a functional organizational model. As a result of this change, we now operate as a single reportable segment on an enterprise-wide basis. We generate revenue by licensing our technologies to manufacturers of consumer electronics products and independent software vendors, and selling our professional products and related services to entertainment content creators, producers, and distributors.

We are a global organization. We have licensed our technologies to manufacturers in approximately 35 countries and our licensees distribute products incorporating our technologies throughout the world. We sell our products and services in over 50 countries. In fiscal 2005, 2006 and 2007, revenue from outside the United States was 72%, 74% and 70% of our total revenue, respectively.

Opportunities, Challenges and Risks

Licensing revenue constitutes the majority of our total revenue, representing 75%, 77% and 80% of total revenue in fiscal 2005, 2006 and 2007, respectively. We categorize our licensing revenue into the following markets:

•	Consumer electronics (CE) market – primarily comprised of DVD players, DVD recorders, audio/video receivers and home-theatres-in-a-box.

•	Personal computer (PC) market – primarily comprised of software DVD players and DVD authoring applications.

•	Broadcast market – primarily comprised of televisions and television set-top boxes.

•	Gaming market – primarily comprised of video-game consoles.

•	Automotive market – comprised of in-car entertainment products.

•	Licensing services – revenue from the administration of joint licensing programs.

Historically, the consumer electronics market, which is driven primarily by revenue attributable to sales of DVD players, has been our largest market, generating just over 50% of our licensing revenue in fiscal 2005, approximately 45% in fiscal 2006, and just under 40% in fiscal 2007. The decrease in the consumer electronics market as a percentage of total licensing revenue has been due to faster revenue growth in our other markets, primarily the PC and broadcast markets. We expect next-generation DVD players for high-definition content to be a growth opportunity in the consumer electronics market. Our Dolby Digital, Dolby Digital Plus and Dolby TrueHD technologies have been selected as mandatory audio standards in the High-Definition Digital Versatile Disc (HD-DVD) format. Dolby Digital has been selected as a mandatory audio standard and Dolby Digital Plus and Dolby TrueHD have been selected as optional audio standards in the Blu-ray Disc format. The release and consumer adoption of next-generation DVD players has been slower than expected due, in part, to the competing HD-DVD and Blu-ray Disc formats. Consequently, our ability to generate significant royalties from the incorporation of our technology in next-generation DVD players has been delayed. Even assuming resolution of the competing disc format conflict, the rate of consumer adoption of next-generation DVD players is uncertain and may be slower than past growth rates of traditional DVD players.

We are continuing to diversify our sources of licensing revenue by actively promoting the incorporation of our technologies for use in growing markets outside of our consumer electronics market, such as personal computers, broadcast, gaming and automotive. As a result, revenue from our consumer electronics market has decreased as a percentage of our licensing revenue in fiscal 2007 compared to 2006.

The personal computing market, which represented over 25% of our licensing revenue in fiscal 2005, just over 30% in fiscal 2006, and approximately 35% in fiscal 2007 has been primarily driven by sales of software DVD players and to a lesser extent, DVD authoring applications. Historically, PC manufacturers have frequently included DVD playback functionality as part of the software applications included in their products. In fiscal 2007, Microsoft introduced its Windows Vista operating system. Two of the six editions of this operating system, the Windows Vista Home Premium Edition and the Windows Vista Ultimate Edition, include Dolby technologies which help enable DVD playback functionality and DVD authoring capabilities. Since shipments began in February 2007, sales of personal computers for the consumer market offered with the Home Premium Edition have been strong. In addition, many major PC manufacturers continue to include additional branded software applications with DVD playback capabilities and other features which were not provided in the Microsoft operating systems. This contributed to an increase in licensing revenue from our PC market in fiscal 2007. In the future, PC manufacturers may elect to exclude additional DVD software applications on personal computers that include the Windows Vista Home Premium Edition or Windows Vista Ultimate Edition. Additionally, it is unclear at what pace business customers will migrate from their current operating systems to the Windows Vista operating systems and how such adoption will impact sales of software DVD players for business PCs.

The broadcast market, which is primarily driven by demand for Dolby Digital in televisions and set-top boxes, represented approximately 10% of our licensing revenue in fiscal 2005, just over 10% in fiscal 2006 and just over 15% in fiscal 2007. The broadcast market has benefited from the transition from analog televisions to digital televisions, including high-definition televisions (HDTV). We expect this trend to continue, and as a result, we expect revenue from our broadcast market to increase as a percentage of licensing revenue in fiscal 2008. We have also introduced new technologies for the broadcast market, including Dolby Volume, and dynamic range image technologies, Dolby Contrast and Dolby Vision. Our Dolby Volume technology controls the loudness of audio broadcasts to provide a constant volume level. Dolby Contrast provides enhanced contrast, while Dolby Vision combines enhanced contrast with extended brightness and dynamic range for LCD televisions with LED backlighting technology. We do not anticipate generating significant revenue from these technologies in fiscal 2008.

Revenue generated from the gaming and automotive markets has primarily been driven by demand for Dolby Digital and ATRAC technology in video-game consoles and Dolby Digital in in-car entertainment systems. Revenue generated by our licensing services market has primarily been driven by demand for MPEG 4 and MPEG 2 technologies used in portable music devices.

Any future growth in the PC, broadcast, gaming and automotive markets may not fully offset a potential decline in the growth of revenue generated from our consumer electronics market.

Our technologies are incorporated in consumer electronics and digital entertainment products throughout the world. We expect that sales of products incorporating our technologies in emerging economies, such as China and India, will increase in the future as consumers in these geographical markets have more disposable income available to purchase entertainment products, although there can be no assurance that this will occur. We also expect that manufacturers from lower-cost manufacturing countries, including China, will increase production of consumer electronics and digital entertainment products in the future to satisfy this increased demand. Associated with opportunities of doing business in these emerging economies, such as China, are unique risks that have and will continue to affect our operating results, such as manufacturers failing to report or underreporting product shipments. In an effort to better serve our licensees and address these risks we have expanded our presence in Asia, with additional offices in Taiwan, Shenzhen and Seoul and a product testing center in the Shanghai Waigaoqiao Free Trade Zone.

Product sales consists of revenue from the sale of equipment to cinema operators, broadcasters and concert venues, representing 18%, 17% and 14% of total revenue in fiscal 2005, 2006 and fiscal 2007, respectively.

Our cinema products, which represented approximately 79% of product sales in fiscal 2005, 75% of product sales in fiscal 2006, and 71% of product sales in fiscal 2007, are primarily used to read and decode film soundtracks, calibrate cinema sound systems and to adapt analog cinema audio systems into digital audio formats. In addition, our digital cinema products load, store, decrypt and decode encrypted digital film files for presentation on a digital projector, as well as provide 3D capabilities. Sales of our cinema products and services tend to fluctuate based on the underlying trends in the motion picture industry. A significant trend in the cinema industry is the adoption of digital cinema. Digital cinema offers the motion picture industry possible means to achieve substantial cost savings in printing and distributing movies, to combat piracy, and to enable movies to be played repeatedly without degradation in image and audio quality. In fiscal 2005 we introduced our Dolby Digital Cinema system, which allows for the storage and playback of digital content and in fiscal 2007 we introduced Dolby 3D Digital Cinema technology, which delivers a 3D experience when combined with an exhibitor’s existing digital cinema system. Although the cinema industry is still in the early stages of adoption of digital cinema, the number of exhibitors adopting digital cinema for new theatre construction or existing theatre upgrades continues to grow. We expect that exhibitors constructing new theatres or upgrading existing theatres will generally choose digital cinema over traditional film cinema. We have made significant investments in our digital cinema initiative, and if our digital cinema systems are not widely deployed, our future prospects in digital cinema will be limited and our business could be materially and adversely affected. A number of competitors offer competing products for digital cinema, some of which are priced lower than our products. At least one competitor has a significantly greater installed base of its competing digital cinema products than we do, which could limit our eventual share of the digital cinema product market. As the market for digital cinema has grown we have faced more competitive pricing pressures than we have traditionally experienced for cinema products. As a result, we have had to implement pricing strategies which will have an adverse impact on our product sales gross margins in the future. In addition, digital cinema is based on open standards, which unlike traditional cinema, does not include our proprietary audio formats. Consequently, as the film industry continues to adopt digital cinema, if we do not adapt our traditional cinema products and services to meet the demands of the digital cinema market, the demand for them will decline.

Our broadcast products, which represented approximately 17% of product sales in fiscal 2005, 21% of product sales in fiscal 2006, and 23% of product sales in fiscal 2007, are used to encode, transmit, and decode multiple channels of high-quality audio for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming. In recent years, growth in consumer demand for high-quality television content has increased the demand from broadcasters to deliver more content in Dolby Digital 5.1 surround sound, which has positively affected sales of our professional broadcast products.

Our live sound products are used to control loudspeaker systems and improve sound quality in concert venues.

Our services revenue, which represented 7%, 6% and 6% of total revenue in fiscal 2005, 2006 and 2007, respectively, is primarily tied to the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work-stoppages within the motion picture industry as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

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

Revenue Recognition

We evaluate revenue recognition for transactions to license technologies, trademarks and know how, and to sell products and services using the criteria set forth by the SEC in Staff Accounting Bulletin 104, Revenue

Recognition (SAB 104). For revenue transactions that involve software or software-related products, such as fees we earn from integrated software vendors (ISVs), certain product sales with software elements and certain other transactions, we recognize revenue under the guidance established by Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). Both SAB 104 and SOP 97-2 state that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is probable. Judgment is required to assess whether collectibility is probable. We determine collectibility based on an evaluation of our customer’s recent payment history, the existence of a standby letter-of-credit between the customer’s financial institution and our financial institution, or an alternative credit evaluation.

The application of SOP 97-2 requires judgment, including whether the software element included with a hardware product is more-than-incidental to the hardware, whether a software arrangement includes multiple elements, and if so, whether vendor–specific objective evidence (VSOE) of fair value exists for those elements. For some of our arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial product. These elements may include support and maintenance and/or the right to receive product upgrades. The fair value of these elements is recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the product. If we do not have VSOE of fair value of any undelivered element included in a multiple-element arrangement containing software, we defer revenue until all elements are delivered and/or services have been performed, or until we have VSOE of fair value of all remaining undelivered elements. When the undelivered element is support, if we do not have fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. The fair value of each of our reporting units is determined by using a discounted cash-flow model which considers a number of factors, including estimated future cash-flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimation of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. We use judgment in determining the estimated fair value of our reporting units, which include making assumptions of our future cash flows for each reporting unit. Our fiscal 2007 impairment test of goodwill, which was performed in the third quarter of fiscal 2007, resulted in no impairment charge. Fluctuations in our fair value, which may result from changes in economic conditions, our results of operations and other factors, relative to the carrying value, could result in impairment charges in future periods. Effective in the fourth quarter of fiscal 2007 we reorganized our business into a functional organizational model. This reorganization did not impact our goodwill impairment evaluation for fiscal 2007.

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

During fiscal 2007, more than 50% of the value of our stock was held by Ray Dolby and stockholders considered affiliated with him pursuant to the stock ownership attribution rules applicable to personal holding companies. We expect this will continue to be the case in the foreseeable future. In addition, a significant portion of our income is from licensing fees, which may constitute personal holding company income. We are reviewing the characterization of our licensing fees to determine if we may meet the exception to the personal holding company test due to royalties from computer software. Currently, however, we believe less than 60% of Dolby Laboratories’ adjusted ordinary gross income is personal holding company income. Given our current sources of revenue, we believe that neither we nor any of our subsidiaries is currently liable for personal holding company tax.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. We utilize a Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. To determine the fair value of a stock-based award using the Black-Scholes option pricing model requires that we make certain assumptions regarding the expected term of the award, the expected future volatility of our stock price over the expected term of the award and the risk-free interest rate over the expected term. We develop our assumptions for the Black-Scholes pricing model in accordance with guidelines set forth by the SEC in Staff Accounting Bulleting No. 107, Share-Based Payment (SAB 107). We estimate the expected term of stock-based awards by evaluating historical exercise patterns of our employees and applying an assumption of future exercise patterns. We utilize the historical volatility of our common stock as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Results of Operations

Fiscal Years Ended September 29, 2006 and September 28, 2007

Revenue

	Fiscal Year Ended		Change
	September 29, 2006	September 28, 2007	$	%
	($ in thousands)
Licensing	$301,663	$387,117	$85,454	28%
Percentage of total revenue	77%	80%
Product sales	65,413	67,487	2,074	3%
Percentage of total revenue	17%	14%
Services	24,466	27,424	2,958	12%
Percentage of total revenue	6%	6%

Total revenue	$391,542	$482,028	$90,486	23%

Licensing.    The 28% increase in licensing revenue from fiscal 2006 to fiscal 2007 was primarily due to increased revenue from our personal computer market and broadcast market, and to a lesser extent, from our consumer electronics and gaming markets. The increase in revenue from our PC market was primarily driven by continued growth in shipments of notebook computers, the release of Microsoft Vista Home Premium and Ultimate Editions, which contain Dolby technologies, as well as the continued inclusion of additional software DVD player applications by PC manufacturers. The increase in revenue from our broadcast market has been driven by growth in sales of digital televisions and cable and satellite set-top boxes that incorporate our technologies. Our consumer electronics market benefited from continued diversification of consumer electronics products containing our technologies, including home-theatre-in-a-box systems, audio/video receivers, camcorders and portable DVD and music devices.

Product Sales.    The 3% increase in product sales from fiscal 2006 to fiscal 2007 was primarily due to increases in sales of our broadcast and live sound products, partially offset by a decrease in sales of our cinema products. Sales of our broadcast products continued to benefit from broadcasters world-wide expanding their capabilities for delivering content in Dolby Digital 5.1 surround sound. In the cinema market, fiscal 2006 product sales benefited from new theatre construction, which appears to have slowed in fiscal 2007. In fiscal 2007, a significant portion of our sales efforts was focused on our digital cinema initiative. Due to certain contractual and implied obligations requiring us to deliver software upgrades that we have not yet delivered, we are unable to recognize sales of our digital cinema systems. As of September 28, 2007, we had approximately $7.1 million of deferred revenue associated with these sales. We plan to make the software upgrades available to our customers in the second half of fiscal 2008, at which time we expect to recognize revenue along with the associated costs.

Services.    The 12% increase in services revenue from fiscal 2006 to fiscal 2007 was primarily attributable to an increase in film services, particularly services on original films, including digital films, as well as commercials and trailers, and revenue from virtual print fees related to digital cinema.

Gross Margin

	Actual
	Fiscal Year Ended
	September 29, 2006	September 28, 2007
Licensing gross margin percentage	91%	93%
Product sales gross margin percentage	41%	49%
Services gross margin percentage	56%	59%

Total gross margin percentage	81%	85%

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

In the fourth quarter of fiscal 2007, we determined that it was appropriate to cease accruing royalty expense related to an ongoing dispute with an unrelated patent licensor. As a result, our licensing gross margin was higher in the fourth quarter of fiscal 2007 than historical periods, which resulted in licensing gross margin of 93% for fiscal 2007, compared to 91% in fiscal 2006. In fiscal 2008 we expect our licensing gross margin to be approximately 96% as we do not expect to recognize expense related to this dispute in the future. For further detail, see the discussion regarding accrued liabilities in the notes to our financial statements.

Product Sales Gross Margin.    Cost of product sales primarily consists of material costs related to the products sold, direct labor and applied manufacturing overhead and, to a lesser extent, amortization of certain intangible assets.

In the third quarter of fiscal 2005, we entered into a collaboration agreement with Walt Disney Pictures and Television under which we deployed digital cinema systems in selected theatres throughout the U.S. We funded the majority of the equipment and installation costs related to this deployment, of which the majority was recorded in the fourth quarter of fiscal 2005 and in fiscal 2006. Cost of product sales for fiscal 2006 includes approximately $6.4 million in charges recorded in connection with this collaboration agreement. The increase in product sales gross margin from fiscal 2006 to fiscal 2007 was primarily due to these charges. Upon satisfying certain contractual obligations requiring us to deliver software upgrades that we have not yet delivered, we expect to recognize revenue and associated costs in fiscal 2008 related to sales of digital cinema systems that are currently deferred. Upon recognition, our product sales gross margins will be adversely impacted because these products were sold at a significantly lower margin than our other products. We expect the impact of this to cause our product sales gross margins to be between approximately 35% and 40% for fiscal 2008. At September 28, 2007 we had approximately $7.1 million of deferred revenue related to these digital cinema systems, and a corresponding $6.9 million of associated costs.

Services Gross Margin.    Cost of services consists primarily of the payroll and benefits costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. Cost of services for fiscal 2006 includes $0.8 million in charges related to the digital cinema collaboration with Walt Disney Pictures and Television discussed above. The increase in services gross margin percentage from fiscal 2006 to fiscal 2007 was primarily due to these charges.

Operating Expenses

	Fiscal Year Ended		Change
	September 29, 2006	September 28, 2007	$	%
	($ in thousands)
Selling, general and administrative	$154,165	$178,802	$24,637	16%
Percentage of total revenue	39%	37%
Research and development	35,377	44,109	8,732	25%
Percentage of total revenue	9%	9%
Gain on settlements	(3,625)	(2,100)	1,525	(42)%
Percentage of total revenue	(1)%	(0)%

Total operating expenses	$185,917	$220,811	$34,894	19%

Selling, General and Administrative.    Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, professional service fees and facility costs for our sales, marketing and administrative functions.

The 16% increase in selling, general and administrative expense from fiscal 2006 to fiscal 2007 was primarily due to an increase in personnel expenses and related occupancy and travel expenses. These increases were primarily driven by increases in headcount, bonus expense due to our financial performance exceeding our targets and annual pay increases for existing employees. Selling, general and administrative expenses also increased due to increases in professional consulting expenses.

Research and Development.    Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The 25% increase in research and development expense from fiscal 2006 to fiscal 2007 was primarily driven by an increase in personnel expenses due to increases in headcount, bonus expense and annual pay increases for existing employees. In addition, there were increases in engineering costs related to a variety of research projects, such as imaging, including 3-D, high-dynamic range image technologies, and next-generation broadcast platforms.

Gain on Settlements.    Gain on settlements includes payments received related to the resolution of disputes with implementation licensees from which we typically do not earn royalties. In contrast, amounts attributable to the resolution of royalty disputes from licensees that specifically represent unpaid royalties that are subsequently paid are recorded as licensing revenue in the period payment is received and the dispute is resolved, if all other revenue recognition criteria have been met. In fiscal 2007 we recognized $2.1 million as gain on settlement in connection with the resolution of disputes with three implementation licensees regarding the violation of the terms of their licensing agreements with us, compared to $3.6 million in fiscal 2006 in connection with the resolution of a dispute with one implementation licensee.

Other Income, Net

	Fiscal Year Ended		Change
	September 29, 2006	September 28, 2007	$	%
	($ in thousands)
Interest income	$18,729	$26,156	$7,427	40%
Interest expense	(1,770)	(3,111)	(1,341)	76%
Other income (expense), net	95	(581)	(676)	n/a

Total other income, net	$17,054	$22,464	$5,410	32%

Other income, net, primarily consists of interest income earned on cash, cash equivalent and investment balances, offset by interest expense principally attributable to the outstanding balances on our facility debt obligations and interest related to certain unpaid tax obligations. Also included are gains or losses from foreign currency transactions. The increase in other income, net from fiscal 2006 to fiscal 2007 was primarily due to an increase in interest income driven by larger cash, cash equivalents and investment balances. In fiscal 2006 we had an average balance of cash, cash equivalents and investments of approximately $461 million, compared to approximately $618 million in fiscal 2007.

Income Taxes

	Fiscal Year Ended
	September 29, 2006	September 28, 2007
	($ in thousands)
Provision for income taxes	$55,833	$65,131
Effective tax rate	38%	31%

Our effective tax rate in fiscal 2007 was 31% compared to 38% in fiscal 2006. The decrease in our effective tax rate was primarily due to an increase in certain manufacturing incentive tax deductions and an increase in our federal deduction for state taxes. In addition, our effective tax rate decreased from fiscal 2006 to fiscal 2007 due to an increase in disqualifying dispositions of incentive stock options, an increase in tax-free interest income generated from our investments and an increase in research and development tax credits in fiscal 2007 due to a change in the tax law.

In the fourth quarter of fiscal 2007 we increased our estimates for certain manufacturing incentives related to extraterritorial income exclusions and federal domestic production deductions which decreased our tax rate for fiscal 2007 by approximately 3%. We expect our effective tax rate for fiscal 2008 to be approximately 35%.

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

Licensing.    The 22% increase in licensing revenue from fiscal 2005 to fiscal 2006 was primarily driven by increases in revenues from the consumer electronics, personal computer and broadcast markets, and to a lesser extent, our gaming and automotive markets. The increase in the consumer electronics market was primarily driven by strength in sales of traditional DVD players, which we attributed primarily to a particularly strong holiday season. The increase in the PC market was driven by growth in sales of personal computer software DVD players and, to a lesser extent, DVD authoring applications. The increase in the broadcast market was driven by sales of digital televisions and set-top boxes that incorporate our technologies. The gaming and automotive markets were driven by sales of video-game consoles and in-car entertainment systems that incorporate our technologies.

Product Sales.    The 9% increase in our revenue from product sales from fiscal 2005 to fiscal 2006 was primarily due to increased sales of our broadcast products and, to a lesser extent, our cinema products. Sales of broadcast products benefited from world-wide demand to broadcast content in Dolby Digital 5.1 surround sound. Sales of cinema products increased primarily due to an increase in new theatre construction.

Services. The 13% increase in services revenue from fiscal 2005 to fiscal 2006 was primarily attributable to an increase in digital cinema mastering and original film services, as well as services to encrypt films for awards group presentations.

Gross Margin

	Actual
	Fiscal Year Ended
	September 30, 2005	September 29, 2006
Licensing gross margin percentage	84%	91%
Product sales gross margin percentage	48%	41%
Services gross margin percentage	61%	56%

Total gross margin percentage	76%	81%

Licensing Gross Margin.    Prior to February 16, 2005, our cost of licensing included royalty obligations to Ray Dolby. On February 16, 2005, Ray Dolby contributed to us all rights in the intellectual property related to our business that he and his affiliates held. In connection with the asset contribution, our previous licensing arrangements with Ray Dolby terminated, and we have no further obligation to pay royalties to Ray Dolby. The increase in licensing gross margin from fiscal 2005 to fiscal 2006 was due primarily to the elimination of royalty obligations due to Ray Dolby as a result of the February 2005 contribution of his intellectual property rights for fiscal 2006 compared to $17.4 million of royalty obligations due to Ray Dolby for fiscal 2005.

Product Sales Gross Margin.    Prior to February 16, 2005, our cost of product sales included royalty obligations for technologies we licensed from Ray Dolby. These royalty obligations terminated in connection with Ray Dolby’s asset contribution discussed above.

The decrease in product sales gross margin percentage from fiscal 2005 to fiscal 2006 is primarily due to $6.4 million in charges recorded to cost of product sales in fiscal 2006, compared to $1.3 million in fiscal 2005, in connection with our digital cinema collaboration with Walt Disney Pictures and Television under which we funded the deployment of digital cinema systems in selected theatres throughout the U.S. This decrease in product sales gross margin percentage was slightly offset by the elimination of royalty obligations due to Ray Dolby for fiscal 2006, compared to $1.3 million of royalty obligations due to Ray Dolby for fiscal 2005.

Services Gross Margin.    Cost of services for fiscal 2006 includes $0.8 million in charges related to the digital cinema collaboration with Walt Disney Pictures and Television discussed above, compared to $0.1 million in fiscal 2005. The decrease in services gross margin percentage from fiscal 2005 to fiscal 2006 was primarily due to this charge.

Operating Expenses

	Fiscal Year Ended		Change
	September 30, 2005	September 29, 2006	$	%
	($ in thousands)
Selling, general and administrative	$135,155	$154,165	$19,010	14%
Percentage of total revenue	41%	39%
Research and development	30,532	35,377	4,845	16%
Percentage of total revenue	9%	9%
Gain on settlements	(2,000)	(3,625)	(1,625)	81%
Percentage of total revenue	(1)%	(1)%

Total operating expenses	$163,687	$185,917	$22,230	14%

Selling, General and Administrative.    The 14% increase in selling, general and administrative expense from fiscal 2005 to fiscal 2006 was primarily due to increases in personnel expenses and professional and consulting expenses. The increase in personnel was primarily attributable to an increase in headcount, annual pay increases and an increase in bonus expense. The increase in personnel expenses also reflects the adoption of SFAS 123R in fiscal 2006, which contributed to a $3.2 million increase in stock-based compensation expense compared to fiscal 2005. The increase in professional and consulting expense was due primarily to increased audit and accounting services and consulting expenses incurred to comply with the Sarbanes-Oxley Act, and to a lesser extent, legal fees and information technology support costs. These increases were partially offset by a decrease in promotional expenses from fiscal 2005 to fiscal 2006. In fiscal 2005 promotional expenses included approximately $3.2 million related to a promotion in which we provided Cinea secure DVD players to members of certain awards organizations.

Research and Development.    The 16% increase in research and development expense from fiscal 2005 to fiscal 2006 was primarily the result of an increase in personnel expenses due to a growth in headcount, annual pay increase and an increase in bonus expense, as well as increased stock-based compensation expense due to the adoption of SFAS 123R in fiscal 2006.

Gain on Settlements.    In fiscal 2006 we recognized $3.6 million in connection with the resolution of a dispute with an implementation licensee regarding the violation of the terms of its licensing agreements with us. In fiscal 2005 we recognized $2.0 million in connection with the resolution of disputes with two implementation licensees regarding similar violations of the terms of their licensing agreements with us.

Other Income, Net

	Fiscal Year Ended		Change
	September 30, 2005	September 29, 2006	$	%
	($ in thousands)
Interest income	$6,961	$18,729	$11,768	169%
Interest expense	(1,852)	(1,770)	82	(4)%
Other income (expense), net	2,047	95	(1,952)	(95)%

Total other income, net	$7,156	$17,054	$9,898	138%

In fiscal 2006 we began to invest in United States government agency securities and municipal debt securities with original maturities of greater than 90 days in order to earn a better rate of return. These investments have maximum maturities of three years and are recorded at fair value on the consolidated balance sheet. The $9.9 million increase in other income, net from fiscal 2005 to fiscal 2006 was primarily due to an increase in interest income of $11.8 million generated as a result of larger cash, cash equivalents and investments balances driven by proceeds from our initial public offering in the second quarter of fiscal 2005 and, to a lesser extent, cash generated from operations. Interest income also increased as a result of higher yields driven by higher interest rates. A loss on foreign currency transactions in fiscal 2006 of $0.5 million, compared to a gain of $1.2 million in fiscal 2005, partially offset the increase in interest income.

Income Taxes

	Fiscal Year Ended
	September 30, 2005	September 29, 2006
	($ in thousands)
Provision for income taxes	$37,330	$55,833
Effective tax rate	41%	38%

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

	Fiscal Quarter Ended
	December 30, 2005	March 31, 2006	June 30, 2006	September 29, 2006	December 30, 2006	March 31, 2007	June 30, 2007	September 28, 2007
	(unaudited)
			(in thousands, except per share amounts)
Revenue:
Licensing	$68,982	$83,183	$69,138	$80,360	$82,375	$106,642	$94,795	$103,305
Product sales	16,004	15,708	18,862	14,839	15,210	15,469	17,191	19,617
Services	6,039	5,833	5,650	6,944	6,857	6,899	7,627	6,041

Total revenue	91,025	104,724	93,650	102,143	104,442	129,010	119,613	128,963
Cost of revenue	22,171	16,398	18,884	18,589	19,029	20,687	19,560	14,989

Gross margin	68,854	88,326	74,766	83,554	85,413	108,323	100,053	113,974

Income before taxes and controlling interest	28,074	45,973	31,201	41,389	44,693	62,270	45,878	56,575

Net income	$17,269	$27,979	$19,084	$25,217	$29,893	$39,095	$29,685	$44,158

Earnings per share:
Basic	$0.17	$0.27	$0.18	$0.24	$0.28	$0.36	$0.27	$0.40
Diluted	$0.16	$0.25	$0.17	$0.22	$0.27	$0.34	$0.26	$0.39
Basic shares outstanding	104,295	105,254	106,238	106,964	107,947	109,055	109,692	110,112
Diluted shares outstanding	110,190	111,387	111,983	112,150	112,767	113,412	113,696	114,118

In the fourth quarter of fiscal 2007, we determined that it was appropriate to cease accruing royalty expense related to an ongoing dispute with an unrelated patent licensor. As a result, our gross margin was higher in the fourth quarter of fiscal 2007 than prior periods. For further detail, see the discussion regarding accrued liabilities in the notes to our financial statements.

In the fourth quarter of fiscal 2007, our effective tax rate was 21%, significantly lower than prior periods. As discussed above, in the fourth quarter of fiscal 2007 we increased our estimates for certain manufacturing incentives related to extraterritorial income exclusions and federal domestic production deductions which decreased our tax rate for the fourth quarter of fiscal 2007 by approximately 12%.

Liquidity, Capital Resources and Financial Condition

The following table presents selected financial information for the fiscal years ended on the dates indicated:

	September 29, 2006	September 28, 2007
	(in thousands)
Cash and cash equivalents	$363,537	$368,467
Short-term investments	122,162	231,217
Long-term investments	32,909	73,224
Accounts receivable, net	23,550	28,165
Accounts payable and accrued liabilities	79,336	119,068
Working capital (a)	479,778	590,214
Cash flows from operating activities (fiscal year)	132,502	162,973
Capital expenditures (fiscal year) (b)	8,039	10,578
Cash flows from investing activities (fiscal year)	(163,398)	(192,797)
Cash flows from financing activities (fiscal year)	20,202	30,524

(a)	Working capital consists of total current assets less total current liabilities.
(b)	Capital expenditures primarily consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements and production and test equipment.

As of September 28, 2007, we had cash and cash equivalents of $368.5 million, compared to $363.5 million at September 29, 2006. In addition, at September 28, 2007 we had short-term and long-term investments of $304.4 million, compared to $155.1 million at September 29, 2006. During the second quarter of fiscal 2007, we determined that certain immaterial corrections were needed to properly classify variable rate demand notes (VRDNs) as short-term investments rather than cash and cash equivalents, which resulted in a reduction of cash and cash equivalents of $49.0 million and a corresponding increase in short-term investments of the same amount as of September 29, 2006. Our principal sources of liquidity are our cash, cash equivalents and investments, as well as cash flows from our operations. We believe that our cash, cash equivalents and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Cash flows from operating activities were $163.0 million in fiscal 2007, compared to $132.5 million in fiscal 2006. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. Cash flows from operating activities for fiscal 2007 were primarily driven by net income of $142.8 million. Adjustments for non-cash items included an increase in deferred income taxes of $33.1 million, offset by $19.8 million in stock-based compensation expense and $14.8 million in depreciation and amortization expense. Changes in working capital were primarily attributable to increases of $38.3 million in accounts payable and accrued liabilities partially offset by increases in assets of $24.5 million.

Cash flows from investing activities for fiscal 2007 were primarily driven by purchases of available-for-sale securities of $146.9 million, net of sales, and cash paid for the acquisition of Brightside Technologies, Inc. of $30.2 million. Capital expenditures were $10.6 million for fiscal 2007, an increase of $2.5 million from fiscal 2006 due to improvements to our facilities and new system implementations.

Cash flows from financing activities were $30.5 million in fiscal 2007, compared to $20.2 million in fiscal 2006. Cash flows from financing activities were primarily driven by proceeds and excess tax benefits from the exercise of stock options.

In fiscal 2008 we acquired Coding Technologies AB for approximately $250 million net of cash, which is not reflected in the $368.5 million of cash and cash equivalents as of September 28, 2007. In addition, we may make additional acquisitions or strategic purchases of assets in the future.

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

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of September 28, 2007.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Long-term debt (1)	$1,563	$3,370	$3,754	$2,567	$11,254
Operating leases (2)	4,902	9,966	9,477	10,048	34,393
Payments on litigation settlement (3)	3,000	6,000	3,000	—	12,000

Total	$9,465	$19,336	$16,231	$12,615	$57,647

(1)	We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant.
(2)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of September 28, 2007.
(3)	In April 2002, we settled a dispute with an unrelated third party and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. Refer to Note 11 “Legal Proceedings” for further discussion.

Other Cash Obligations.    Under the terms of the agreement to acquire all outstanding shares of our subsidiary, Cinea, in September 2003, we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction through 2022. As of September 28, 2007, no additional purchase consideration had been paid and no liability is reflected on our balance sheet.

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of fiscal 2008. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how to evaluate the materiality of an uncorrected misstatement in the current year financial statements using both an income statement approach (the rollover approach) and a balance sheet approach (the iron curtain approach). The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement while the iron curtain approach quantifies a misstatement based on the effects of correcting the cumulative misstatement existing in the balance sheet at the end of the current year. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 in the fourth quarter of fiscal 2007. The adoption of SAB 108 did not have an effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments.    As of September 28, 2007, we had cash and cash equivalents of $368.5 million, which consisted of cash, highly-liquid money market funds and United States government agency securities with original maturities of 90 days or less. In addition, we had short-term and long-term investments of $304.4 million, which consisted primarily of United States government agency securities, variable rate discount note, and municipal debt with original maturities greater than 90 days. Many of these investments are subject to fluctuations in interest rates, which could impact our results. At September 28, 2007 the average investment maturity of our investment portfolio was less than six months. Based on our investment portfolio balance as of September 28, 2007, a hypothetical change in interest rates of 1% would have approximately a $1.6 million impact, and a change of 0.5% would have approximately a $0.8 million impact on the carrying value of our portfolio. Furthermore, a hypothetical change in interest rates of 1% would have approximately a $4.7 million impact, and a change of 0.5% would have approximately a $2.4 million impact on interest income over a one-year period.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

Foreign Currency Exchange Risk

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom. Consequently, we have exposure to adverse changes in exchange rates associated with our foreign business operations. While nearly all of our revenue is derived from transactions denominated in United States dollars, nearly all of our costs from our foreign operations are derived from transactions denominated in the functional currency of that foreign location. As a result, our operating income is subject to exposure from changes in exchange rates. The average exchange rate in fiscal 2006 was approximately 1.8 United States dollars for one British pound sterling, compared to 2.0 United States dollars for one British pound sterling in fiscal 2007. The average exchange rate in fiscal 2006 was approximately 0.75 United States dollars for one Australian dollar, compared to 0.81 United States dollars for one Australian dollar in fiscal 2007. We estimate that the decrease in the value of the United States dollar during fiscal 2007, primarily relative to the British pound sterling and the Australian dollar, decreased our operating income by approximately $2.7 million. In addition, we are in the process of expanding our foreign operations, which could increase our exposure to changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dolby Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries (the Company) as of September 28, 2007, and September 29, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 28, 2007. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolby Laboratories, Inc. and subsidiaries as of September 28, 2007, and September 29, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 28, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R Share-Based Payment, applying the modified prospective method at the beginning of fiscal year 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dolby Laboratories, Inc. and subsidiaries’ internal control over financial reporting as of September 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 21, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

November 21, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dolby Laboratories, Inc.:

We have audited Dolby Laboratories, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 28, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Dolby Laboratories, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 28, 2007 based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries as of September 28, 2007 and September 29, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 28, 2007, and our report dated November 21, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

San Francisco, California

November 21, 2007

DOLBY LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 29, 2006	September 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$363,537	$368,467
Short-term investments	122,162	231,217
Accounts receivable, net of allowances of $1,724 at September 29, 2006 and $903 at September 28, 2007	23,550	28,165
Inventories	11,104	14,883
Deferred income taxes	44,568	73,686
Prepaid expenses and other current assets	7,711	17,000

Total current assets	572,632	733,418
Property, plant and equipment, net	76,995	85,552
Intangible assets, net	14,954	35,389
Goodwill	23,188	39,364
Long-term investments	32,909	73,224
Long-term deferred income taxes	11,100	12,393
Other non-current assets	7,510	12,357

Total assets	$739,288	$991,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,581	$9,281
Accrued liabilities	74,755	109,787
Income taxes payable	5,719	9,051
Current portion of debt	1,441	1,563
Deferred revenue	6,358	13,522

Total current liabilities	92,854	143,204
Long-term debt	10,893	9,691
Long-term deferred revenues	4,563	5,073
Other non-current liabilities	16,779	14,294

Total liabilities	125,089	172,262
Controlling interest	19,911	22,279
Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: 37,576,281 shares issued and outstanding at September 29, 2006 and 49,352,936 at September 28, 2007	37	49
Class B common stock, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 69,684,855 shares issued and outstanding at September 29, 2006 and 60,897,747 at September 28, 2007	70	61
Additional paid-in capital	323,449	375,830
Retained earnings	266,918	409,749
Accumulated other comprehensive income	3,814	11,467

Total stockholders’ equity	594,288	797,156

Total liabilities and stockholders’ equity	$739,288	$991,697

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended
	September 30, 2005	September 29, 2006	September 28, 2007
Revenue:
Licensing	$246,298	$301,663	$387,117
Product sales	60,021	65,413	67,487
Services	21,648	24,466	27,424

Total revenue	327,967	391,542	482,028

Cost of revenue:
Cost of licensing	40,558	26,887	28,438
Cost of product sales (1)	31,181	38,487	34,497
Cost of services (1)	8,479	10,668	11,330

Total cost of revenue	80,218	76,042	74,265

Gross margin	247,749	315,500	407,763

Operating expenses:
Selling, general and administrative (1)	135,155	154,165	178,802
Research and development (1)	30,532	35,377	44,109
Gain on settlements	(2,000)	(3,625)	(2,100)

Total operating expenses	163,687	185,917	220,811

Operating income	84,062	129,583	186,952
Interest income	6,961	18,729	26,156
Interest expense	(1,852)	(1,770)	(3,111)
Other income (expense), net	2,047	95	(581)

Income before provision for income taxes and controlling interest	91,218	146,637	209,416
Provision for income taxes	37,330	55,833	65,131

Income before controlling interest	53,888	90,804	144,285
Controlling interest in net income, net of tax	(1,595)	(1,255)	(1,454)

Net income	$52,293	$89,549	$142,831

Earnings per share (basic)	$0.54	$0.85	$1.31
Earnings per share (diluted)	$0.50	$0.80	$1.26
Weighted-average shares outstanding (basic)	96,969	105,688	109,202
Weighted-average shares outstanding (diluted)	104,220	111,658	113,573
Expense for royalties payable to related party	$18,710	$—	$—
Expense for rent payable to related party	3,492	1,788	1,335
(1) Stock-based compensation included above was as follows:

Cost of product sales	$222	$800	$911
Cost of services	103	513	148
Selling, general and administrative	11,709	15,087	15,334
Research and development	2,150	2,738	3,448

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands)

	Shares of Class A common stock	Class A common stock	Shares of Class B common stock	Class B common stock	Additional paid-in capital	Deferred stock-based compensation	Retained earnings	Accumulated other comprehensive income	Total	Comprehensive income
Balance at September 24, 2004	—	$—	86,548	$87	$48,731	$(33,728)	$125,076	$3,161	$143,327	$41,540

Net income	—	—	—	—	—	—	52,293	—	52,293	52,293
Translation adjustments, net of taxes of $992	—	—	—	—	—	—	—	(1,427)	(1,427)	(1,427)
Deferred stock-based compensation related to Class B stock option grants	—	—	—	—	5,499	(5,499)	—	—	—	—
Cancellation of Class B stock options	—	—	—	—	(1,365)	1,365	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	11,440	—	—	11,440	—
Other stock-based compensation expense	—	—	—	—	2,744	—	—	—	2,744	—
Issuance of Class A common stock	14,625	15	—	—	242,475	—	—	—	242,490	—
Transfer of Class B common stock to Class A common stock	18,494	18	(18,494)	(18)	—	—	—	—	—	—
Tax benefit from the exercise of Class B stock options	—	—	—	—	6,756	—	—	—	6,756	—
Exercise of Class B stock options	—	—	2,801	2	3,586	—	—	—	3,588	—
Repurchase of Class B common stock	—	—	(65)	—	(72)	—	—	—	(72)	—

Balance at September 30, 2005	33,119	$33	70,790	$71	$308,354	$(26,422)	$177,369	$1,734	$461,139	$50,866

Net income	—	—	—	—	—	—	89,549	—	89,549	89,549
Translation adjustments, net of taxes of $1,248	—	—	—	—	—	—	—	2,028	2,028	2,028
Unrealized gains on available-for-sale securities, net of taxes of $32	—	—	—	—	—	—	—	52	52	52
Deferred stock-based compensation related to Class B stock option grants	—	—	—	—	(26,422)	26,422	—	—	—	—
Stock-based compensation expense	—	—	—	—	18,966	—	—	—	18,966	—
Tax benefit from the exercise of Class A and Class B stock options	—	—	—	—	14,837	—	—	—	14,837	—
Issuance of Class A common stock (ESPP)	134	0	—	—	2,207	—	—	—	2,207	—
Transfer of Class B common stock to Class A common stock	4,317	4	(4,317)	(4)	—	—	—	—	—	—
Exercise of Class A stock options	6	0	—	—	112	—	—	—	112	—
Exercise of Class B stock options	—	—	3,212	3	5,395	—	—	—	5,398	—

Balance at September 29, 2006	37,576	$37	69,685	$70	$323,449	$—	$266,918	$3,814	$594,288	$91,629

Net income	—	—	—	—	—	—	142,831	—	142,831	142,831
Translation adjustments, net of taxes of $2,655	—	—	—	—	—	—	—	7,588	7,588	7,588
Unrealized gains on available-for-sale securities, net of taxes of $46	—	—	—	—	—	—	—	65	65	65
Stock-based compensation expense	—	—	—	—	19,508	—	—	—	19,508	—
Tax benefit from the exercise of Class A and Class B stock options	—	—	—	—	22,730	—	—	—	22,730	—
Issuance of Class A common stock (ESPP)	32	0	—	—	966	—	—	—	966	—
Transfer of Class B common stock to Class A common stock	11,556	12	(11,556)	(12)	—	—	—	—	—	—
Exercise of Class A stock options	188	0	—	—	3,567	—	—	—	3,567	—
Exercise of Class B stock options	—	—	2,769	3	5,610	—	—	—	5,613	—

Balance at September 28, 2007	49,352	$49	60,898	$61	$375,830	$—	$409,749	$11,467	$797,156	$150,484

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	September 30, 2005	September 29, 2006	September 28, 2007
Operating activities:
Net income	$52,293	$89,549	$142,831
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,348	12,877	14,805
Stock-based compensation expense	14,184	19,138	19,841
Accretion of discounts on debt securities	—	(15)	(2,675)
Excess tax benefit from the exercise of stock options	—	(13,845)	(21,845)
Tax benefit from the exercise of stock options	6,756	14,837	22,730
Provision for doubtful accounts	95	614	943
Payment on litigation settlement	(3,000)	(3,000)	(3,000)
Deferred income taxes	(107)	(18,694)	(33,119)
Other non-cash items affecting net income	659	1,832	2,280
Changes in operating assets and liabilities:
Accounts receivable	(5,132)	1,289	(5,012)
Inventories	(4,611)	(1,700)	(9,795)
Prepaid expenses and other assets	(842)	(799)	(9,690)
Accounts payable and accrued liabilities	12,610	14,620	38,315
Accounts payable and accrued royalties due to related parties	(274)	—	—
Income taxes, net	(5,608)	10,292	(198)
Deferred revenues	1,731	5,703	7,397
Other non-current liabilities	320	(196)	(835)

Cash flows from operating activities	80,422	132,502	162,973

Investing activities:
Purchases of property, plant and equipment	(14,734)	(8,039)	(10,578)
Purchases of available-for-sale securities	—	(438,295)	(427,825)
Sales and maturities of available-for-sale securities	—	283,980	280,941
Acquisitions, net of cash acquired	(4,589)	—	(30,208)
Purchase of intangible assets	(11,789)	—	(5,225)
Other	35	(1,044)	98

Cash flows used in investing activities	(31,077)	(163,398)	(192,797)

Financing activities:
Payments on debt	(1,292)	(1,360)	(1,467)
Issuance of Class A common stock, net of issuance costs of $20.8 million	242,490	—	—
Issuance of Class A common stock (ESPP)	—	2,207	966
Proceeds from the exercise of stock options	3,588	5,510	9,180
Excess tax benefit from the exercise of stock options	—	13,845	21,845
Repurchases of Class B common stock	(72)	—	—

Cash flows provided by financing activities	244,714	20,202	30,524

Effect of foreign exchange rate changes on cash and cash equivalents	(367)	1,828	4,230

Net increase (decrease) in cash and cash equivalents	293,692	(8,866)	4,930
Cash and cash equivalents at beginning of year	78,711	372,403	363,537

Cash and cash equivalents at end of year	$372,403	$363,537	$368,467

Supplemental disclosure:
Cash paid for income taxes	$36,630	$51,022	$75,699
Cash paid for interest	2,071	1,838	1,540

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Business and Significant Accounting Policies

Dolby Laboratories develops and delivers innovative products and technologies that improve the entertainment experience. Since Ray Dolby founded Dolby Laboratories in 1965, we have been at the forefront of delivering sound technologies that are employed throughout the entertainment creation, distribution and playback process to enhance the entertainment experience. Today, Dolby technologies are standard in a wide range of entertainment platforms. Our technologies are used in virtually all DVD players and personal computer DVD playback software, increasingly in digital televisions and portable electronic devices, and also in a wide array of consumer electronic products such as gaming systems and audio/video receivers. Dolby cinema products are used in movie theatres around the world. Dolby broadcast products distribute high-quality audio around the world.

Our objective is to be an essential element in the best entertainment technologies by delivering innovative and enduring technologies that enrich the entertainment experience. We believe that our well-recognized brand and established history of successful innovation put us in a position to expand the use of our technologies in existing and new markets and to capitalize on key trends in digital entertainment, such as the transition to high-definition television, digital cinema, space-efficient home theatre systems, portable media and an increasing number of media delivery channels.

We deliver technologies, products and services at each critical stage of the entertainment chain—content creation, content distribution and content playback. We work closely with content creators, including filmmakers, television producers, music producers, and video-game designers to incorporate Dolby technologies in entertainment content. As a result, we are better positioned to partner with entertainment distributors to deliver that content with our technologies, whether through 35 millimeter film or digital content for theatres, DVDs, broadcasts or the internet. By working successfully to encode and distribute content with Dolby technologies, we are able to license our decoding technologies to consumer electronics manufacturers and independent software vendors for consumer playback and sell our cinema equipment for large-scale public playback in movie theatres. Our involvement across the entertainment chain has resulted in a widely recognized brand and enables us to introduce technologies and services into new areas.

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

Prior Period Presentation

During the second quarter of fiscal 2007, we determined that certain immaterial corrections were needed to properly classify VRDNs as short-term investments rather than cash and cash equivalents, which resulted in a reduction of cash and cash equivalents of $49.0 million and a corresponding increase in short-term investments of the same amount as of September 29, 2006. The corrections were made to adjust the prior misclassification of VRDNs based on the current interpretation of cash equivalents pursuant to Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Additionally, the corrections increased cash outflows from investing activities by $49.0 million, thereby reducing net cash flows by the same amount for fiscal 2006.

The following table illustrates the impact of the prior period reclassification on investing activities and net cash flows for the fiscal year ended September 29, 2006.

Fiscal Year Ended September 29, 2006
(in thousands)
Investing activities:
Cash flows from investing activities (as reported)	$(114,448)
Reclassification of VRDNs to short-term investments	(48,950)

Cash flows from investing activities (reclassified)	$(163,398)

Net increase (decrease) in cash and cash equivalents:
Net increase in cash and cash equivalents (as reported)	$40,084
Reclassification of VRDNs to short-term investments	(48,950)

Net decrease in cash and cash equivalents (reclassified)	$(8,866)

The following table illustrates the impact of the prior period reclassification on the consolidated balance sheet for the fiscal year ended September 29, 2006.

Fiscal Year Ended September 29, 2006
(in thousands)
Cash and cash equivalents (as reported)	$412,487
Reclassification of VRDNs to short-term investments	(48,950)

Cash and cash equivalents (reclassified)	$363,537

Short-term investments (as reported)	$73,212
Reclassification of VRDNs to short-term investments	48,950

Short-term investments (reclassified)	$122,162

Certain prior period amounts have been reclassified to conform to current year presentation.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the last Friday in September. The fiscal years presented herein include the 53-week period ended September 30, 2005 (fiscal 2005), the 52-week period ended on September 29, 2006 (fiscal 2006) and the 52-week period ended September 28, 2007 (fiscal 2007).

Concentration of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments and accounts receivable. We deposit our cash, cash equivalents and investments in accounts with major financial institutions and, at times, such investments may be in excess of federal insured limits. Our products are sold to businesses primarily in the Americas and Europe, and our licensing revenue is primarily generated from customers outside of the United States. We manage this risk by evaluating in advance the financial condition and creditworthiness of our product and services customers and perform regular evaluations of the creditworthiness of our licensing customers. In fiscal 2005 and 2006, no customer accounted for more than 10% of our total revenue. In fiscal 2007, one customer accounted for approximately 10% of our total revenue.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments that have original maturities of 90 days or less from the date of purchase, to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and United States government agency securities.

Investments

We have investments in United States government agency securities, VRDNs, auction rate certificates and municipal debt securities. We account for these instruments under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments that have original maturities between 91 days and one year from the date of purchase are classified as short-term investments and investments that have maturities of more than one year from the date of purchase are classified as long-term investments. VRDNs and auction rate certificates which have original maturities greater than one year are classified as short-term investments based on our ability and intent to sell these instruments within one year from the date of purchase. All of our investments, except for an equity investment and investments held in our supplemental retirement plan for key executives, are classified as available-for-sale and are recorded at fair market value on the consolidated balance sheet. Investments held in our supplemental retirement plan for key executives are classified as trading securities and are included in other non-current assets on the consolidated balance sheet. Unrealized gains or losses from these investments are reported as a component of other comprehensive income and realized gains or losses are reported as a component of other income, net.

In accordance with FASB Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we review our investment portfolio in order to assess whether our investments with unrealized loss positions are other-than-temporarily impaired. We had no material gross realized or unrealized holding gains or losses from our investments for the fiscal years ended 2005, 2006 and 2007.

Allowance for Doubtful Accounts

We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for doubtful accounts based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates. Our allowance for doubtful accounts totaled $1.7 million at September 29, 2006 and $0.9 million at September 28, 2007. Bad debt expense was $0.1 million, $0.6 million and $0.9 million in fiscal 2005, 2006 and 2007 respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method based on estimated useful lives as follows:

Systems and software	3 to 5 years
Machinery and equipment	4 to 15 years
Furniture and fixtures	5 to 8 years
Buildings	20 years
Leasehold improvements	Lesser of useful life or related lease term
Equipment under operating leases	15 years

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

Goodwill and Intangible Assets

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. The fair value of each of our reporting units is determined by using a discounted cash-flow model which considers a number of factors, including estimated future cash-flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimate of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. Our fiscal 2007 impairment test of goodwill, which was performed in our third fiscal quarter, resulted in no impairment charge. Fluctuations in our fair value, which may result from changes in economic conditions, our results of operations and other factors, relative to the carrying value, could result in impairment charges in future periods.

The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 29, 2006	$23,188
Goodwill acquired—Brightside Technologies Inc. (see Note 5)	11,869
Translation adjustments	4,307

Balance at September 28, 2007	$39,364

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS 144) requires that long-lived assets, including intangible assets, with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Our intangible assets principally consist of acquired technology, patents and trademarks and are amortized on a straight-line basis over their useful lives ranging from five to 15 years. No intangible or long-lived assets were impaired as of September 28, 2007.

Revenue Recognition

We enter into transactions to license technology, trademarks and know-how and to sell products and services. We evaluate revenue recognition for transactions using the criteria set forth by the SEC in Staff Accounting Bulletin 104, Revenue Recognition (SAB 104). For revenue transactions that involve software or software-related products, such as fees we earn from integrated software vendors (ISVs), certain product sales with software elements and certain other transactions, we recognize revenue under the guidance established by Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). Both SAB 104 and SOP 97-2 state that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is probable.

Licensing.    Our licensing revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights, including patents, trademarks and know-how. Royalties are recognized when all revenue recognition criteria have been met. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s royalty report and payment. Royalties are deemed fixed or determinable upon verification of a licensee’s royalty report in accordance with the terms of the underlying executed agreement or, in certain circumstances, receipt of a licensee’s royalty report and payment. We determine collectibility based on an evaluation of the licensee’s recent payment history, the existence of a standby letter-of-credit between the licensee’s financial institution and our financial institution, or an alternative credit evaluation. Deferred revenue represents amounts that are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. If we cannot determine that collectibility is probable, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met. Licensing revenue includes fees we earn for administering joint patent licensing programs (patent pools) containing patents owned by us and/or other companies. Royalties related to patent pools are recorded net of royalties payable to third-party patent pool members and are recognized when all revenue recognition criteria have been met.

We generate the majority of our licensing revenue through our licensing contracts with original equipment manufacturers (system licensees) and independent software vendors. Our revenue recognition policies for each of these arrangements are summarized below.

Licensing to system licensees.    We license our technologies to system licensees who manufacture consumer electronics products and, in return, the system licensee pays us a royalty for each unit shipped that incorporates our technologies. Royalties from system licensees are generally recognized upon receipt of a royalty report from the licensee and when all other revenue recognition criteria have been met.

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

Product Sales.    Revenue from the sale of products is recognized when the risk of ownership has transferred to our customer as provided under the terms of the governing purchase agreement, and all the other revenue recognition criteria have been met. Generally, these purchase agreements provide that the risk of ownership is transferred to the customer when the product is shipped, except in specific instances in which certain foreign regulations stipulate that the risk of ownership is transferred to the customer upon their receipt of the shipment. In these instances, we recognize revenue when the product is received by the customer.

Services.    Services are recognized as the services related to a given project are completed and all the other revenue recognition criteria have been met.

Multiple-Element Arrangements.    We enter into arrangements that include multiple elements such as hardware, software, maintenance and other services. For some of our arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial product. These elements may include support and maintenance and/or the right to receive product upgrades. The fair value of these elements is recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the product. If we do not have fair value of any undelivered element included in a multiple-element arrangement, we defer revenue until all elements are delivered and/or services have been performed, or until we have fair value of all remaining undelivered elements. When the undelivered element is support, if we do not have fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period. When our products have been delivered as part of a multiple-element arrangement, but the revenue associated with that product is deferred because the related revenue recognition criteria have not been met, we also defer the related inventory costs for the delivered items in accordance with Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins.

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

Cost of services.    Cost of services consists primarily of the payroll and benefit costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of the customer.

Stock-Based Compensation

On October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R) using the modified prospective application transition method. SFAS 123R requires that companies that used the fair-value method of accounting, including in pro forma disclosure, for stock-based awards prior to the adoption of SFAS 123R, use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, stock-based compensation is recognized for new awards granted and the remaining portion of the requisite service under previously-granted unvested awards outstanding as of the date of adoption. Amounts reported prior to the adoption of SFAS 123R were not restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. Previously, we had applied the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). In fiscal 2006 and 2007, we recorded stock-based compensation expense of $19.1 million and $19.8 million, respectively, under the fair-value provisions of SFAS 123R, compared to $14.2 million in fiscal 2005 under the provisions of APB 25 and related interpretations. In addition, the deferred compensation balance of $26.4 million related to stock-based awards accounted for under APB 25 as of September 30, 2005 was eliminated and there was a corresponding reduction in additional paid-in capital. See Note 4 “Stockholders’ Equity and Stock-Based Compensation” for further discussion.

Advertising and Promotional Costs

Advertising and promotional costs are charged to selling, general and administrative expense at the time the related event takes place and were $12.2 million, $9.0 million and $9.6 million for fiscal 2005, 2006 and 2007, respectively. At September 28, 2007, we had $0.7 million of prepaid advertising and promotional costs because the related events had not yet occurred.

Gain on Settlements

Gain on settlements includes payments received related to the resolution of disputes with implementation licensees from which we typically do not earn royalties. In contrast, amounts attributable to the resolution of royalty disputes from licensees that specifically represent unpaid royalties are recorded as licensing revenue in the period payment is received, if all other revenue recognition criteria have been met. In fiscal 2007, we received payments totaling $2.1 million in connection with the settlement of disputes with three implementation licensees. In fiscal 2005 and 2006, we received payments of $2.0 and $3.6 million, respectively, in connection with similar disputes with certain implementation licensees.

Foreign Currency Translation

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom. The financial statements of our foreign subsidiaries are measured using local currencies as their functional currencies. Assets and liabilities are translated into United States dollars at the prevailing rate of exchange at the balance sheet date, while revenue, costs and expenses are translated at the average exchange rates during the period in accordance with Statements of Financial Accounting Standard No. 52, Foreign Currency Translation. Translation gains and losses are reflected in accumulated other comprehensive income on our consolidated balance sheets.

Assets and liability accounts of our subsidiaries, which are held in currencies other than the subsidiary’s functional currency, are remeasured at the prevailing rate of exchange at the balance sheet date. Any gains and losses are included in our consolidated statements of operations. In fiscal 2005, net transaction gains included in net income were $1.2 million. In fiscal 2006 and 2007, net transaction losses included in net income were $0.5 million and $1.0 million, respectively.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires the use of the asset and liability method, under which deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss carryforwards and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists. See Note 6 “Income Taxes” for further discussion.

Per Share Data

Basic earnings per share is computed by dividing net income by the weighted average number of shares of Class A common stock and Class B common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of Class A common stock and Class B common stock outstanding and the number of potential shares of dilutive Class A common stock and Class B common stock outstanding during the period. The potential common shares are comprised entirely of options to purchase shares of Class A common stock and Class B common stock.

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30, 2005	September 29, 2006	September 28, 2007
	(in thousands, except per share amounts)
Numerator:
Net income	$52,293	$89,549	$142,831

Denominator:
Weighted-average shares outstanding (basic)	96,969	105,688	109,202
Potential common shares from options to purchase Class A common stock and Class B common stock	7,251	5,970	4,371

Weighted-average shares outstanding (diluted)	104,220	111,658	113,573

Earnings Per Share:
Basic earnings per share	$0.54	$0.85	$1.31

Diluted earnings per share	$0.50	$0.80	$1.26

A total of 1,338,250, 1,683,628 and 1,564,320 options were excluded from the calculation for fiscal 2005, 2006 and 2007, respectively, because their inclusion would have been anti-dilutive.

Withholding and Sales Tax

Licensing revenue is recognized gross of withholding taxes that are remitted by our licensees directly to their local tax authorities. Withholding taxes were $9.2 million, $10.6 million and $12.9 million in fiscal 2005, 2006 and 2007, respectively.

2. Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of fiscal 2008. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how to evaluate the materiality of an uncorrected misstatement in the current year financial statements using both an income statement approach (the rollover approach) and a balance sheet approach (the iron curtain approach). The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement while the iron curtain approach quantifies a misstatement based on the effects of correcting the cumulative misstatement existing in the balance sheet at the end of the current year. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 in the fourth quarter of fiscal 2007. The adoption of SAB 108 did not have an effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

3. Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 29, 2006 and September 28, 2007 consisted of the following:

	September 29, 2006	September 28, 2007
Cash and cash equivalents:
Cash	$108,653	$128,061
Cash equivalents:
Money market funds	224,331	239,198
U.S. government agency securities	30,553	1,208

Total cash and cash equivalents	363,537	368,467

Investments:
U.S. government agency securities	17,011	113,967
Auction rate certificates	62,850	103,950
Variable rate demand notes	48,950	54,900
Municipal debt securities	25,466	30,830
Equity investment	794	794

Total investments	155,071	304,441

Total cash, cash equivalents and investments	$518,608	$672,908

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of September 29, 2006 is as follows:

	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Money market funds	$224,331	$—	$—	$224,331
U.S. government agency securities	47,542	22	—	47,564
Auction rate certificates	62,850	—	—	62,850
Variable rate demand notes	48,950	—	—	48,950
Municipal debt securities	25,436	30	—	25,466
Equity investment	794	—	—	794

Cash equivalents and investments	$409,903	$52	$—	$409,955

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of September 28, 2007 is as follows:

	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Money market funds	$239,198	$—	$—	$239,198
U.S. government agency securities	115,026	149	—	115,175
Auction rate certificates	103,950	—	—	103,950
Variable rate demand notes	54,900	—	—	54,900
Municipal debt securities	30,799	34	(3)	30,830
Equity investment	794	—	—	794

Cash equivalents and investments	$544,667	$183	$(3)	$544,847

All of our investments in the tables above are classified as available-for-sale and, except for the equity investment, are recorded at fair market value on the consolidated balance sheet. The equity investment represents equity securities that we have accounted for under the cost method and classified as long-term investments based on our ability and intent to hold the investment for more than one year.

The following table shows the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of September 28, 2007:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(in thousands)
Municipal debt securities	$4,725	$(3)	$—	$—	$4,725	$(3)

The unrealized losses on our investments in municipal debt securities were caused primarily by changes in interest rates. We have the ability to hold these securities until we recover any unrealized losses. As a result, we do not consider any investment in an unrealized loss position at September 28, 2007 to be other-than-temporarily impaired.

Accounts Receivable

Accounts receivable consists of the following:

	September 29, 2006	September 28, 2007
	(in thousands)
Trade accounts receivable	$22,597	$25,245
Amounts receivable related to patent administration program	2,037	2,634
Other accounts receivable	640	1,189

	25,274	29,068
Less: Allowance for doubtful accounts	(1,724)	(903)

Accounts receivable, net	$23,550	$28,165

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 29, 2006	September 28, 2007
	(in thousands)
Raw materials	$4,339	$4,799
Work in process	1,437	2,723
Finished goods	5,328	7,361

Inventories	$11,104	$14,883

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

	September 29, 2006	September 28, 2007
	(in thousands)
Land	$14,792	$15,398
Buildings	31,688	33,218
Leasehold improvements	40,738	43,978
Machinery and equipment	26,117	28,893
Systems and software	16,099	19,790
Furniture and fixtures	14,572	16,531
Equipment provided under operating leases	2,593	9,097

	146,599	166,905
Less: Accumulated depreciation	(69,604)	(81,353)

Property, plant and equipment, net	$76,995	$85,552

Depreciation expense of $9.6 million, $10.6 million and $11.2 million in fiscal 2005, 2006 and 2007, respectively, is included in cost of product sales, research and development expense, and selling, general and administrative expense in the accompanying consolidated statements of operations.

Goodwill and Intangible Assets

Following is a summary of goodwill and intangible assets:

	September 29, 2006	September 28, 2007
	(in thousands)
Amortized intangible assets:
Acquired patents	$4,435	$21,086
Acquired technology	3,745	10,720
Other intangibles	11,428	11,528

	19,608	43,334
Less: Accumulated amortization	(4,654)	(7,945)

Intangible assets, net	$14,954	$35,389

Non-amortized intangible assets:
Goodwill	$23,188	$39,364

Amortization expense associated with our intangible assets was $1.7 million, $2.1 million and $3.3 million in fiscal 2005, 2006 and 2007, respectively, and is included in cost of licensing, cost of product sales and selling, general and administrative expenses in the accompanying consolidated statements of operations. The increase in intangible assets from September 29, 2006 to September 28, 2007 was due primarily to the acquisition of Brightside Technologies, Inc. as well as purchases of intangible assets made in fiscal 2007. Amortization of intangible assets held at September 28, 2007 is expected to be approximately $4.9 million, $4.8 million, $4.5 million, $4.1 million and $3.9 million in fiscal 2008, 2009, 2010, 2011 and 2012, respectively.

Other Non-Current Assets

Other non-current assets consist primarily of supplemental retirement plan assets, long-term prepaid expenses and long-term income tax receivables. See Note 7 “Retirement Plans” for further discussion on our supplemental retirement plan.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 29, 2006	September 28, 2007
	(in thousands)
Accrued royalties	$11,054	$31,051
Amounts payable to joint licensing program partners	26,749	25,781
Accrued compensation and benefits	23,241	30,347
Accrued professional fees	3,629	3,593
Current portion of litigation settlement (see Note 11)	2,502	2,592
Other accrued liabilities	7,580	16,423

Accrued liabilities	$74,755	$109,787

Accrued royalties include amounts related to an ongoing dispute regarding the terms of a license agreement with an unrelated patent licensor. From the third quarter of fiscal 2006 through the third quarter of fiscal 2007 we had been accruing royalties related to this matter. We have informed the patent licensor that we may have overpaid them under the terms of the licensing agreement. The patent licensor has claimed that we have underpaid them under the terms of the licensing agreement. In the fourth quarter of fiscal 2007, we determined that it was appropriate to cease accruing additional royalties related to this dispute. We continue to try to resolve this matter with the patent licensor. We believe the amounts accrued as of September 28, 2007 are sufficient to cover any potential exposure we may have related to this dispute.

Debt

We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant. The loans are collateralized by commercial real property and are guaranteed by Dolby Laboratories, Inc.

Following is a summary of our debt balances:

	September 29, 2006	September 28, 2007
	(in thousands)
$12.0 million term loan at 6.2% effective interest rate, repayable in monthly installments with remaining principal due May 2013	$6,958	$6,118
$2.5 million term loan at 6.2% effective interest rate, repayable in monthly installments with remaining principal due April 2014	1,600	1,436
Term loan denominated in U.K. pounds at 6.9% effective interest rate, repayable in quarterly installments with the remaining principal due April 2015	3,776	3,700

Total debt	12,334	11,254
Less: Current portion of debt	(1,441)	(1,563)

Long-term debt	$10,893	$9,691

The fair value of our debt approximates the carrying value based on borrowing rates currently available to us for loans with similar terms and remaining maturities. See Note 8 “Commitments and Contingencies” for a summary of the maturities of our debt balances at September 28, 2007.

Other Non-Current Liabilities

Following is a summary of the components of other non-current liabilities:

	September 29, 2006	September 28, 2007
	(in thousands)
Long-term portion of litigation settlement	$10,607	8,151
Supplemental retirement plan obligation	5,225	4,793
Other liabilities	947	1,350

Total other non-current liabilities	$16,779	$14,294

Refer to Note 11 “Legal Proceedings” for further discussion of the litigation settlement.

Accumulated Other Comprehensive Income

Accumulated foreign currency translation gains were $1.7 million at September 30, 2005, $3.7 million at September 29, 2006 and $11.4 million at September 28, 2007. Accumulated unrealized gains on investments, net, was zero at September 30, 2005, $0.1 million at September 29, 2006 and $0.1 million at September 28, 2007.

4. Stockholders’ Equity and Stock-Based Compensation

Class A and Class B Common Stock

Our board of directors has authorized two classes of common stock, Class A and Class B. At September 28, 2007, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At September 28, 2007, we had 49,352,936 shares of Class A common stock and 60,897,747 shares of Class B common stock outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share.

Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation. All references to shares of common stock have been retroactively restated to reflect the amendment as if it had taken place at our inception.

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

As of September 28, 2007, there were options outstanding to purchase 4.2 million shares of Class B common stock, of which 2.8 million were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 5.7 years. Subsequent to fiscal 2005, no further options were granted and no further options will be granted under this plan.

2005 Stock Plan.    In January 2005, our stockholders approved our 2005 Stock Plan, which our board of directors adopted in November 2004. The 2005 Stock Plan became effective on February 16, 2005, the day prior to the completion of our initial public offering. Our 2005 Stock Plan provides for the ability to grant incentive stock options, non-statutory stock options, restricted stock, stock appreciation rights, deferred stock units, performance units, performance bonus awards and performance shares. A total of 6.0 million shares of our Class A common stock is authorized for issuance under the 2005 Stock Plan. Any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as two shares for every one share returned.

As of September 28, 2007, there were options outstanding to purchase 3.4 million shares of Class A common stock, of which 0.5 million were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 8.7 years.

Stock-Based Compensation

We utilize stock-based awards as a form of compensation for employees, officers, directors and certain non-employee consultants. On October 1, 2005, we adopted the provisions of SFAS 123R using the modified prospective application transition method. SFAS 123R requires that companies that used the fair-value method of accounting, including in pro forma disclosure, for stock-based awards prior to the adoption of SFAS 123R, use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, stock-based compensation is recognized for new awards granted and the remaining portion of the requisite service under previously-granted unvested awards outstanding as of the date of adoption. Amounts reported prior to the adoption of SFAS 123R were not restated to reflect the provisions of SFAS 123R.

The table below shows net income and earnings per share as if the fair-value method required by SFAS 123 had been applied to periods prior to our actual date of adoption:

Fiscal Year Ended
September 30, 2005
(in thousands, except for per share amounts)
Net income as reported	$52,293
Stock-based compensation included in net income as reported, net of tax	12,333
Stock-based compensation under the fair-value method, net of tax	(14,487)

Pro forma net income	$50,139

Basic earnings per share
As reported	$0.54
Pro forma	$0.52
Diluted earnings per share
As reported	$0.50
Pro forma	$0.48

Net income included $14.2 million, $19.1 million and $19.8 million in stock-based compensation expense for fiscal 2005, 2006 and 2007, respectively.

We have issued stock-based awards in the form of stock options, stock appreciation rights, shares issued under our employee stock purchase plan and stock grants. Below is a summary of the different types of stock-based awards issued under our stock plans:

Stock Options.    We have granted stock options to our employees, officers and directors under our 2005 Stock Plan and our 2000 Stock Incentive Plan. Stock options are generally granted at fair market value on the date of grant. Options granted to employees and officers generally vest over four years, with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or 3 months after termination of service. Options granted to outside directors generally vest over 3 years. All options granted vest over the requisite service period and are settled through issuance of shares of Dolby Laboratories common stock. Our 2005 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria, though no such awards have been granted as of September 28, 2007. Upon the exercise of stock options, we issue new shares of Class B common stock under the 2000 Stock Incentive Plan and new shares of Class A common stock under the 2005 Stock Plan. We utilize a Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant.

The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Year Ended
	September 30, 2005	September 29, 2006	September 28, 2007
Expected life (in years)	6.00	6.23	5.66
Risk-free interest rate	4.1%	4.6%	4.6%
Expected stock price volatility	62.9%	49.9%	43.2%
Dividend yield	—	—	—

To determine an estimate for the expected term of our stock options granted in fiscal 2007, we evaluate historical exercise patterns of our employees and make an assumption regarding future exercise patterns. In fiscal 2006, we used the simplified approach as defined in SEC Staff Accounting Bulletin No. 107, Share-Based Payment. To determine an estimate for the expected stock price volatility for stock options granted in fiscal 2007, we utilized the historical volatility for our common stock since our initial public offering. In fiscal 2006, we utilized an average of our own volatility and our peers’ volatilities to determine an estimate of expected volatility over the expected term. To determine an estimate for the risk-free interest rate we used an average interest rate based on U.S. Treasury instruments having terms consistent with the expected term of our awards.

The following table summarizes the weighted-average fair value of stock options granted and the total intrinsic value of stock options exercised during fiscal 2005, fiscal 2006 and fiscal 2007:

	Fiscal Year Ended
	September 30, 2005	September 29, 2006	September 28, 2007
Weighted-average fair value at date of grant	$10.38	$10.12	$14.00
Intrinsic value of options exercised (in thousands)	42,531	58,194	79,818
Fair value of options vested (in thousands)	14,103	17,510	17,657

Included in stock-based compensation expense was $16.9 million for fiscal 2006 and $19.5 million for fiscal 2007, related to employee stock options under the provisions of SFAS 123R, net of estimated forfeitures. We determine our estimated forfeiture rate based on an evaluation of historical forfeitures. For fiscal 2007, we utilized an estimated forfeiture rate of 5.4%. Total unrecorded stock-based compensation cost at September 28, 2007 associated with employee stock options was $33.2 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Non-Employee Stock Options.    We have also granted stock options to employees whose status subsequently changed to non-employee consultants subsequent to the dates of grant. In fiscal 2006, we recognized $2.0 million of stock-based compensation expense related to stock options held by non-employee consultants, and in fiscal 2007, we recognized less than $0.1 million in stock-based compensation expense related to stock options held by non-employee consultants. In accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, compensation cost for options issued to non-employee consultants is determined based on the fair value at the end of each reporting period. We utilized a Black-Scholes option pricing model to determine the fair value at the end of each reporting period, and recognize compensation over the service period.

The following table summarizes information about stock options issued to officers, directors, employees and non-employee consultants under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 29, 2006	8,881	$5.47
Grants	2,085	29.85
Exercises	(2,957)	3.10
Forfeitures	(400)	11.79

Options outstanding at September 28, 2007	7,609	12.73	7.05	$168,221

Options vested and expected to vest at September 28, 2007	7,035	12.22	6.96	159,109

Options exercisable at September 28, 2007	3,368	4.69	5.66	101,500

Aggregate intrinsic value is based on the closing price of our common stock on September 28, 2007 of $34.82 and excludes the impact of options that were not in-the-money.

The following table summarizes information about stock options outstanding and exercisable at September 28, 2007:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$1.25 - $1.25	36	4.1	$1.25	36	$1.25
$1.26 - $1.26	1,277	3.7	1.26	1,277	1.26
$2.08 - $2.08	2,460	6.6	2.08	1,392	2.08
$6.29 - $19.20	1,624	7.6	15.75	610	16.51
$19.22 - $23.30	179	8.5	21.44	53	21.83
$28.13 - $37.79	2,033	9.3	29.86	—	—

	7,609			3,368

Stock Appreciation Rights.    We have granted stock appreciation rights to certain of our foreign employees. These awards are settled in cash rather than stock, and are classified as liability awards under SFAS 123R. Stock-based compensation expense related to stock appreciation rights was $0.2 million in fiscal 2005, $0.2 million in fiscal 2006 and $0.3 million in fiscal 2007, respectively.

Employee Stock Purchase Plan.    In January 2005, our board of directors adopted and our stockholders approved our Employee Stock Purchase Plan, or ESPP which allows eligible employees to have up to 10 percent of their eligible compensation withheld and used to purchase shares of our Class A common stock. The ESPP became effective on February 16, 2005, and the first purchase took place on November 15, 2005. For the first offering period, the plan provided for the purchase of shares at 95 percent of the lower of the closing price on the New York Stock Exchange on the first or last day of the offering period. For subsequent offering periods, the purchase price is equal to 95 percent of the closing price on the New York Stock Exchange on the last day of the purchase period. With the exception of the first offering period, offering periods generally start on the first day on or after May 15th and November 15th of each year. A total of 1,000,000 shares of our Class A common stock are available for sale under the ESPP plan. During fiscal 2007, we issued 32,392 shares of Class A Common

Stock under the ESPP. During fiscal 2006, we issued 134,098 shares of Class A Common Stock under the ESPP. No shares were issued under the ESPP in fiscal 2005. For the purchase period ending November 2005, we recorded $0.1 million in stock-based compensation for our ESPP as our plan was compensatory under SFAS 123R. After the purchase period ending November 2005, the terms of our ESPP were considered non-compensatory under SFAS 123R and, therefore, no stock-based compensation expense associated with our ESPP was subsequently recognized.

5. Business Combinations

In April 2007, we acquired all outstanding shares of Brightside Technologies Inc. (Brightside), a provider of high-dynamic range (HDR) image technology. The technology acquired through this acquisition focuses on enabling the capture, distribution, and display of more vibrant video on LED backlit LCD televisions. We acquired Brightside to expand our technology portfolio and to increase our expertise in imaging technologies. The acquisition was accounted for as a business combination as described in Statement of Financial Accounting Standards No. 141, Business Combinations. The financial results of Brightside, excluding those that are eliminated in consolidation, have been included in our consolidated financial statements since April 2007. Supplemental pro forma disclosure related to this acquisition was not material.

The aggregate cost of the acquisition, net of acquired cash, was $30.2 million and was allocated as follows:

	Total Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Goodwill	$11,869	n/a
Patents	15,900	10
Developed technology	2,500	5
Other intangible assets	100	5
Acquired liabilities, net	(161)	n/a

Total purchase price	$30,208

There were no temporary differences between the book and tax bases of the acquired assets related to this acquisition. As a result, there were no deferred tax assets or liabilities established at the time of the acquisition. The total weighted-average amortization period for the intangible assets acquired is 9.3 years. The pro forma effect of this acquisition on fiscal 2007 was not significant.

6. Income Taxes

The components of our income before provision for income taxes and controlling interest are as follows:

	Fiscal Year Ended
	September 30, 2005	September 29, 2006	September 28, 2007
	(in thousands)
United States	$92,121	$138,348	$207,321
Foreign	(903)	8,289	2,095

Total	$91,218	$146,637	$209,416

The provision for income taxes consists of the following:

	Fiscal Year Ended
	September 30, 2005	September 29, 2006	September 28, 2007
	(in thousands)
Current:
Federal	$26,071	$56,114	$71,185
State	3,454	6,450	12,588
Foreign	7,912	11,963	14,477

Total current	37,437	74,527	98,250
Deferred:
Federal	748	(15,357)	(28,337)
State	11	(1,077)	(4,261)
Foreign	(866)	(2,260)	(521)

Total deferred	$(107)	$(18,694)	$(33,119)

Provision for income taxes	$37,330	$55,833	$65,131

United States income taxes and foreign withholding taxes have not been provided for on a cumulative total of $1.0 million of undistributed earnings for certain non-United States subsidiaries. We intend to reinvest these earnings indefinitely in operations outside the United States.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	September 29, 2006	September 28, 2007
	(in thousands)
Deferred income tax assets:
Investments	$735	$833
Accounts receivable	687	413
Inventories	2,567	3,637
Foreign net operating loss	2,939	2,764
Depreciation and amortization	899	1,909
Other assets	5,394	12,323
Accrued expenses	8,750	22,041
Other non-current liabilities	12,657	15,290
Revenue recognition	31,483	40,618

Total gross deferred income tax assets	66,111	99,828
Less: Valuation allowance	(2,084)	(2,229)

Total deferred income tax assets	64,027	97,599
Deferred income tax liabilities:
Translation adjustment	(2,157)	(4,812)
Foreign tax credits	(6,196)	(6,637)
Unrealized gain on investments	(6)	(71)

Deferred income tax assets, net	$55,668	$86,079

The above deferred income tax assets, net have been classified in the accompanying consolidated balance sheets as follows:
Current deferred income tax assets	$44,568	$73,686
Long-term deferred income tax assets, net	11,100	12,393

Deferred income tax assets, net	$55,668	$86,079

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, we believe it is more likely than not that the benefits of these deductible differences will be realized and, therefore, a valuation allowance is not required, except for a foreign net operating loss (NOL) in Australia.

The tax effect of the NOL from our Australian entities were $2.4 million and $2.8 million at September 29, 2006 and September 28, 2007, respectively, with associated valuation allowances of $2.1 million and $2.2 million at September 29, 2006 and September 28, 2007, respectively. The increase in the valuation allowance during fiscal 2007 was primarily due to fluctuations in foreign currency. While the NOL has no expiration date, the ultimate utilization is dependent upon future taxable income generated in Australia. The valuation allowance established at acquisition in fiscal 2004 was approximately $1.7 million. If any of this amount is to be released in the future, it will be record as a reduction in goodwill.

A reconciliation of the federal statutory tax rate to our effective tax rate for fiscal 2005, 2006 and 2007 is as follows:

	Fiscal Year Ended
	September 30, 2005	September 29, 2006	September 28, 2007
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	3.7	3.1	3.3
Stock-based compensation expense rate	3.5	1.0	(0.1)
Loss from foreign corporations	2.1	(1.0)	(0.1)
Research and development tax credits	(2.7)	(1.2)	(1.4)
Tax exempt interest	—	(0.9)	(1.9)
United States manufacturing tax incentives	(0.6)	(0.3)	(3.2)
Other	(0.1)	2.4	(0.5)

Effective tax rate	40.9%	38.1%	31.1%

In the fourth quarter of fiscal 2007 we increased our estimates for certain manufacturing incentives related to extraterritorial income exclusions and federal domestic production deductions which decreased our tax rate for fiscal 2007 by approximately 3%.

We are under routine tax examinations. We believe the amounts provided are adequate to cover the ultimate outcomes of these tax examinations. We settled our State of California Examination of years 1998 and 1999, and our Federal examination for years 2000 and 2004. The tax accounts reflect the impact of these settlements.

7. Retirement Plans

We maintain a tax-qualified 401(k) retirement plan for employees in the United States, and similar plans in foreign jurisdictions. Pension expenses were $4.4 million, $5.8 million and $7.0 million for fiscal 2005, 2006 and 2007, respectively. Pension expenses are included in cost of product sales, cost of services, selling, general and administrative expense and research and development expense on the accompanying consolidated statements of operations.

Additionally, we maintain a supplemental retirement plan for key executives. The plan is a defined contribution plan with a target benefit paid at age 65. Our contributions were based on the participant’s compensation and years of service. In fiscal 2005, we ceased all future contributions to the plan. Amounts due to participants are classified as liabilities and investments to fund the liability are segregated and included in other assets on the accompanying consolidated balance sheets and cash flows from operating activities.

8. Commitments and Contingencies

The following table presents a summary of our contractual obligations and commitments as of September 28, 2007:

	Payments Due by Period
	Long-term debt (1)	Operating leases (2)	Payment on litigation settlement (3)	Total
		(in thousands)
Fiscal 2008	$1,563	$4,902	$3,000	$9,465
Fiscal 2009	1,640	5,160	3,000	9,800
Fiscal 2010	1,730	4,806	3,000	9,536
Fiscal 2011	1,826	4,748	3,000	9,574
Fiscal 2012	1,928	4,729	—	6,657
Thereafter	2,567	10,048	—	12,615

Total	$11,254	$34,393	$12,000	$57,647

(1)	We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant.
(2)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of September 28, 2007.
(3)	In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. Refer to Note 11 “Legal Proceedings” for further discussion.

Rental expenses under operating leases were $5.6 million, $4.2 million and $4.5 million for fiscal 2005, 2006 and 2007, respectively. These amounts include expenses for rent payable to our principal stockholder of $3.5 million, $1.8 million and $1.3 million for fiscal 2005, 2006 and 2007, respectively.

Other Cash Obligations

Under the terms of the agreement to acquire all outstanding shares of our subsidiary, Cinea, we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction. As of September 28, 2007, no additional purchase consideration had been earned.

9. Segment and Geographic Information

Operating Segments

In an effort to improve our ability to scale our organization and effectively apply our strategy across our markets, in the fourth quarter of fiscal 2007 we reorganized our business from two operating segments into a world-wide functional organizational model. As a result of this change, we now operate as a single reportable segment on an enterprise-wide basis. We generate revenue by licensing our technologies to manufacturers of consumer electronics products and independent software vendors, and selling our professional products and related services to entertainment content creators, producers, and distributors.

In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), we examined how the reorganization impacted our operating segments. Operating segments are defined as components of an enterprise that engage in business activities and about which financial information is regularly reviewed by the chief operating decision maker to make decisions about allocating resources and to assess performance. As a result of our reorganization, we no longer manage our business in two operating segments. Our Chief Executive Officer (CEO), who is our chief operating decision maker, evaluates financial information on an enterprise-wide basis for purposes of allocating resources and assessing performance.

Geographic Information

Revenue by geographic region, as determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for product sales, and the location where services were performed for services revenue, was as follows:

	Revenue by Geographic Region
	Fiscal Year Ended
	September 30, 2005	September 29, 2006	September 28, 2007
	(in thousands)
International	$236,136	$288,156	$337,480
United States	91,831	103,386	144,548

Total revenue	$327,967	$391,542	$482,028

In fiscal 2005 and 2006 no customer accounted for more than 10% of our total revenue. In fiscal 2007 one customer accounted for approximately 10% of our total revenue.

The concentration of our revenue from individual countries or geographic regions was as follows:

	Fiscal Year Ended
	September 30, 2005	September 29, 2006	September 28, 2007
United States	28%	26%	30%
Japan	23%	23%	20%
China	10%	10%	10%
Taiwan	9%	10%	11%
Europe	21%	20%	19%
Other	9%	11%	10%

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Long-Lived Tangible Assets by Geographic Region
	September 29, 2006	September 28, 2007
	(in thousands)
United States	$55,236	$60,237
International	21,759	25,315

Total long-lived tangible assets	$76,995	$85,552

Long-lived tangible assets, which consist of property, plant and equipment net of accumulated depreciation, held in the United Kingdom were $21.0 million and $22.1 million at September 29, 2006 and September 28, 2007, respectively.

10. Related Party Transactions

Prior to our initial public offering, we had licensing and royalty agreements with Ray Dolby and his affiliates for the use of patents on which a portion of our operations is based. Under these agreements we recorded expenses for royalty obligations to Ray Dolby of $18.7 million in fiscal 2005, and zero for both fiscal 2006 and 2007. These amounts are included in cost of licensing and cost of product sales in the accompanying consolidated statements of operations, depending on the nature of the licensed technology. On February 16, 2005, Ray Dolby contributed to us all rights in the intellectual property related to our business that he and his affiliates held. In connection with the asset contribution, our previous licensing arrangements with Ray Dolby terminated, and we have no further obligation to pay royalties to Ray Dolby. Consequently, we did not record any expenses for royalty obligations to Ray Dolby subsequent to February 16, 2005.

We lease our San Francisco corporate office space from our principal stockholder. The prior lease expired on December 31, 2005 and the current lease expires on December 31, 2013, but we have the option to renew the lease for two additional five-year terms. Rent under the prior lease was $3.5 million in fiscal 2005. Rent in fiscal 2006 was $1.8 million, which was under the prior lease from October 1, 2005 to December 31, 2005 and the current lease from January 1, 2006 to September 29, 2006. Rent for fiscal 2007 was $1.3 million, which was entirely under the current lease.

We are the minority partner in entities which own and lease commercial property in the United States and United Kingdom. Our principal stockholder is the controlling partner in each of these entities. These entities were established for the purposes of purchasing and leasing commercial property primarily for our own use. While a portion of the property is leased to third parties, we occupy a majority of the space. The debt used to finance the purchases of property by these entities is collateralized by the acquired property and guaranteed by Dolby Laboratories. Therefore, given that these affiliated entities are an integrated part of our operations, we have consolidated the entities’ assets and liabilities and results of operations in our consolidated financial statements. The share of earnings and net assets of the entities attributable to the controlling partner is reflected as controlling interest in the accompanying consolidated financial statements. These entities distributed approximately $0.2 million in fiscal 2006 and $0.4 million in fiscal 2007 to our principal stockholder. The outstanding principal balance on the debt of these entities was $11.3 million at September 28, 2007. The carrying amount of property that is collateral for these entities’ debt was $29.2 million at September 28, 2007. We believe that the current market value of the collateralized property is greater than the outstanding principal balances.

Our ownership interest in the consolidated affiliated entities is as follows:

Company Name	Ownership interest as of September 28, 2007
Dolby Properties, LLC	37.5%
Dolby Properties Brisbane, LLC	49.0%
Dolby Properties Burbank, LLC	49.0%
Dolby Properties United Kingdom, LLC	49.0%
Dolby Properties, LP	10.0%

11. Legal Proceedings

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet using a discount rate of 5.125%, which approximates our incremental cost of borrowing rate. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of September 28, 2007, we had $12.0 million remaining to be paid under this settlement.

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

12. Subsequent Events

On November 9, 2007 we completed our acquisition of Coding Technologies AB, a privately held provider of audio compression technologies for the mobile, digital broadcast and internet markets, for approximately $250 million net of cash. We believe this acquisition of Coding Technologies will expand our business into the mobile market, add to and complement our existing broadcast business, and help us penetrate new markets, such as digital radio. The purchase price allocation for this acquisition has not yet been completed.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 28, 2007.

Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 60.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and Nominating and Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2008 (the “2008 Proxy Statement”).

Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is incorporated by reference from the information in the 2008 Proxy Statement under the headings “Executive Compensation,” “Corporate Governance Matters” and “Executive Compensation—Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2008 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2008 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance Matters”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information in the 2008 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K

2.	Financial Statements Schedule: See “Schedule II – Valuation and Qualifying Accounts” of this Annual Report on Form 10-K

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Operations	Deductions	Balance at End of Fiscal Year
		(in thousands)
For fiscal year ended September 30, 2005	$2,110	$95	$(175)	$2,030
For fiscal year ended September 29, 2006	2,030	614	(920)	1,724
For fiscal year ended September 28, 2007	1,724	943	(1,764)	903

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2007

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

SIGNATURE	TITLE	DATE

/s/ RAY DOLBY Ray Dolby	Chairman of the Board	November 21, 2007

/s/ N. W. JASPER, JR. N. W. Jasper, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	November 21, 2007

/s/ KEVIN J. YEAMAN Kevin J. Yeaman	Chief Financial Officer (Principal Accounting and Financial Officer)	November 21, 2007

/s/ PETER GOTCHER Peter Gotcher	Director	November 21, 2007

/s/ TED HALL Ted Hall	Director	November 21, 2007

/s/ SANFORD ROBERTSON Sanford Robertson	Director	November 21, 2007

/s/ ROGER SIBONI Roger Siboni	Director	November 21, 2007

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1*	Asset Contribution Agreement dated November 19, 2004, by and between the Registrant, Dolby Laboratories Licensing Corporation, Ray Dolby individually, Ray Dolby as Trustee for the Ray Dolby Trust under the Dolby Family Trust instrument dated May 7, 1999, and Ray and Dagmar Dolby Investments L.P.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005

3.2	Form of Amended and Restated Bylaws	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006

10.1*	Form of Indemnification Agreement to be entered into between the Registrant and its Directors and Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.2*	2000 Stock Incentive Plan, as amended	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 3	January 31, 2005

10.3*	2005 Stock Plan, as amended and restated	Quarterly Report on Form 10-Q	May 2, 2007

10.4*	Employee Stock Purchase Plan (“ESPP”)	Annual Report on Form 10-K	December 20, 2005

10.5*	Senior Executive Supplemental Retirement Plan	Current Report on Form 8-K	August 3, 2005

10.6*	2007 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	November 20, 2006

10.7*	Funded Unapproved Retirement Benefits Scheme (United Kingdom) for David Watts	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.8*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.9*	Form of Stock Option Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 11, 2005

10.10*	Form of Executive Stock Option Agreement under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.11*	Form of Executive Stock Option Agreement—United Kingdom under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.12*	Form of Stock Option Agreement—United Kingdom under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.13*	Form of Stock Option Agreement—Hong Kong under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 2, 2006

10.14*	Form of Stock Option Agreement—International under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 2, 2006

10.15*	Form of Stock Option Agreement—People’s Republic of China under the 2005 Stock Plan

10.16*	Form of Stock Option Agreement—Canada under the 2005 Stock Plan

10.17*	Form of Stock Appreciation Right Agreement—International under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.18*	Form of Subscription Agreement under the ESPP—U.S. Employees	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005

10.19*	Form of Subscription Agreement under the ESPP—U.K. Employees	Annual Report on Form 10-K	December 20, 2005

10.20*	Form of Subscription Agreement under the ESPP—Hong Kong Employees	Annual Report on Form 10-K	December 20, 2005

10.21*	Form of Subscription Agreement under the ESPP—France Employees	Annual Report on Form 10-K	December 20, 2005

10.22*	Form of Subscription Agreement under the ESPP—Non-U.S. Employees	Annual Report on Form 10-K	December 20, 2005

10.23*	Form of Subscription Agreement under the ESPP—Canada

10.24*	Form of Subscription Agreement under the ESPP—South Korea

10.25*	Offer Letter dated September 28, 2000, by and between Martin A. Jaffe and Dolby Laboratories, Inc., a California corporation	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.26*	Offer Letter dated October 23, 2003, by and between Mark S. Anderson and Dolby Laboratories, Inc., a California corporation	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.27*	At-Will Employment, Proprietary Rights, Non-Disclosure and No Conflicts-of-Interest Agreement, dated November 19, 2004, by and between Ray Dolby and Dolby Laboratories, Inc.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

10.28*	Offer Letter dated October 4, 2005, by and between Kevin Yeaman and Dolby Laboratories, Inc., a California corporation	Annual Report on Form 10-K	December 20, 2005

10.29*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.30*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006

10.31*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.32*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.33*	Lease for 999 Brannan Street, San Francisco, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.34*	Lease for 175 South Hill Drive, Brisbane, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.35*	Lease for 3601 West Alameda Avenue, Burbank, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.36*	Leases for Wootton Bassett, England facilities	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.37†	License Agreement effective January 1, 1992 by and between GTE Laboratories Incorporated and Dolby Laboratories Licensing Corporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

21.1	List of significant subsidiaries of the Registrant	Annual Report on Form 10-K	December 20, 2005

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

*	Denotes a management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted for portions of this exhibit.
‡	Furnished herewith.