Form 10-Q
period 2007-12-28
Dolby Laboratories, Inc.
filed 2008-01-31
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2007

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

On January 17, 2008 the registrant had 50,187,528 shares of Class A common stock, par value $0.001 per share, and 60,858,768 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 28, 2007	December 28, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$368,467	$280,246
Short-term investments	231,217	200,727
Accounts receivable, net of allowance	28,165	37,955
Inventories	14,883	14,585
Deferred income taxes	73,686	76,086
Prepaid expenses and other current assets	17,000	19,585

Total current assets	733,418	629,184
Property, plant and equipment, net	85,552	85,079
Intangible assets, net	35,389	93,672
Goodwill	39,364	258,967
Long-term investments	73,224	29,301
Non-current deferred income taxes	12,393	17,887
Other non-current assets	12,357	12,541

Total assets	$991,697	$1,126,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$119,068	$138,488
Income taxes payable	9,051	15,155
Current portion of debt	1,563	1,571
Deferred revenue	13,522	18,358

Total current liabilities	143,204	173,572
Long-term debt	9,691	9,209
Long-term deferred revenue	5,073	4,932
Deferred income tax liability	—	17,694
Other non-current liabilities	14,294	32,015

Total liabilities	172,262	237,422
Controlling interest	22,279	22,031
Stockholders’ equity:
Class A common stock	49	50
Class B common stock	61	61
Additional paid-in capital	375,830	392,999
Retained earnings	409,749	457,710
Accumulated other comprehensive income	11,467	16,358

Total stockholders’ equity	797,156	867,178

Total liabilities and stockholders’ equity	$991,697	$1,126,631

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended
	December 29, 2006	December 28, 2007
	(unaudited)
Revenue:
Licensing	$82,375	$122,430
Product sales	15,210	20,010
Services	6,857	7,787

Total revenue	104,442	150,227

Cost of revenue:
Cost of licensing	7,660	3,263
Cost of product sales (1)	8,686	11,648
Cost of services (1)	2,683	3,055

Total cost of revenue	19,029	17,966

Gross margin	85,413	132,261

Operating expenses:
Selling, general and administrative (1)	37,311	50,986
Research and development (1)	8,836	13,907

Total operating expenses	46,147	64,893

Operating income	39,266	67,368
Interest income	6,086	5,821
Interest expense	(453)	(363)
Other (expense), net	(206)	(254)

Income before provision for income taxes and controlling interest	44,693	72,572
Provision for income taxes	14,452	24,607

Income before controlling interest	30,241	47,965
Controlling interest in net income, net of tax	(348)	(292)

Net income	$29,893	$47,673

Earnings per share (basic)	$0.28	$0.43
Earnings per share (diluted)	$0.27	$0.42
Weighted-average shares outstanding (basic)	107,947	110,592
Weighted-average shares outstanding (diluted)	112,767	114,700
Expense for rent payable to related party included in selling, general and administrative expenses	337	340
(1) Stock-based compensation included above was classified as follows:
Cost of product sales	218	241
Cost of services	37	40
Selling, general and administrative	3,859	4,295
Research and development	747	890

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Quarter Ended
	December 29, 2006	December 28, 2007
	(unaudited)
Operating activities:
Net income	$29,893	$47,673
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,331	5,246
Stock-based compensation expense	4,861	5,466
Accretion of discounts on debt securities	(107)	(115)
Tax benefit from exercise of stock options	9,131	6,412
Excess tax benefit from exercise of stock options	(8,567)	(6,309)
Provision for doubtful accounts	54	192
Deferred income taxes	675	(7,035)
Other non-cash items affecting net income	532	229
Changes in operating assets and liabilities:
Accounts receivable	6,860	(8,123)
Inventories	(265)	(462)
Prepaid expenses and other assets	(2,035)	(300)
Accounts payable and accrued liabilities	1,411	10,425
Income taxes, net	415	17,664
Deferred revenue	1,040	4,678
Other non-current liabilities	(64)	625

Cash flows from operating activities	47,165	76,266

Investing activities:
Purchases of available-for-sale securities	(123,790)	(66,255)
Proceeds from sale of available-for-sale securities	61,112	140,610
Purchases of property, plant and equipment	(1,798)	(1,477)
Acquisitions, net of cash acquired	—	(248,715)
Other investing activities	54	7

Cash flows from investing activities	(64,422)	(175,830)

Financing activities:
Payments on debt	(359)	(379)
Proceeds from the exercise of stock options	3,743	5,134
Issuance of Class A common stock (ESPP)	479	505
Excess tax benefit from exercise of stock options	8,567	6,309

Cash flows from financing activities	12,430	11,569

Effect of foreign exchange rate changes on cash and cash equivalents	2,095	(226)

Net decrease in cash and cash equivalents	(2,732)	(88,221)
Cash and cash equivalents at beginning of period	363,537	368,467

Cash and cash equivalents at end of period	$360,805	$280,246

Supplemental disclosure:
Cash paid for income taxes	$4,232	$7,063
Cash paid for interest	295	209

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Summary of Business and Significant Accounting Policies

Dolby Laboratories develops and delivers innovative products and technologies that improve the entertainment experience. Since Ray Dolby founded Dolby Laboratories in 1965, we have been at the forefront of delivering sound technologies that are employed throughout the entertainment creation, distribution and playback process to enhance the entertainment experience. Today, Dolby technologies are standard in a wide range of entertainment platforms. Our technologies are used in virtually all DVD players and personal computer DVD playback software, increasingly in digital televisions and portable electronic devices, and also in a wide array of consumer electronic products such as gaming systems, audio/video receivers and mobile devices. Dolby cinema products are used in movie theatres around the world. Dolby broadcast products distribute high-quality audio around the world.

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

We deliver technologies, products, and services at each critical stage of the entertainment chain—content creation, content distribution and content playback. We work closely with content creators, including filmmakers, television producers, music producers, and video-game designers to incorporate Dolby technologies in entertainment content. As a result, we believe we are well positioned to work with entertainment distributors to deliver that content with our technologies, whether through 35 millimeter film or digital content for theatres, DVDs, broadcasts or the internet. By working successfully to encode and distribute content with Dolby technologies, we are able to license our decoding technologies to consumer electronics manufacturers and independent software vendors for consumer playback and sell our cinema equipment for large-scale public playback in movie theatres. Our involvement across the entertainment chain has resulted in a globally recognized brand and enables us to introduce technologies and services into new areas.

Unaudited Interim Financial Statements

The accompanying interim condensed consolidated balance sheets as of September 28, 2007 and December 28, 2007 and the condensed consolidated statements of operations and cash flows for the fiscal quarters ended December 29, 2006 and December 28, 2007 are unaudited. These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended September 28, 2007 and include all adjustments necessary for fair presentation. The results for the fiscal quarter ended December 28, 2007 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 26, 2008.

The accompanying interim financial statements are prepared in accordance with Securities and Exchange Commission rules and regulations, which allow certain information and footnote disclosures that are normally included in annual financial statements to be condensed or omitted. As a result, the accompanying interim financial statements should be read in conjunction with our consolidated financial statements for the year ended September 28, 2007 that are included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include valuation allowances for receivables, carrying values of inventories, goodwill, intangible assets, stock-based compensation, liabilities for unrecognized tax benefits and deferred income tax assets. Actual results could differ from our estimates.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Quarter Ended
	December 29, 2006	December 28, 2007
	(in thousands, except per share amounts)
Numerator:
Net income	$29,893	$47,673

Denominator:
Weighted-average shares outstanding (basic)	107,947	110,592
Potential common shares from options to purchase Class A common stock and Class B common stock	4,820	4,108

Weighted-average shares outstanding (diluted)	112,767	114,700

Earnings per share (basic)	$0.28	$0.43
Earnings per share (diluted)	$0.27	$0.42

A total of 948,353 and 525,538 options were excluded from the calculation of potential common shares for the first quarter of fiscal 2007 and the first quarter of fiscal 2008, respectively, because their inclusion would have been anti-dilutive.

Cash and Cash Equivalents

We consider all short-term highly liquid investments that have original maturities of 90 days or less from the date of purchase, to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and United States government agency securities.

Investments

We have investments in United States government agency securities, variable rate demand notes (VRDNs), auction rate certificates and municipal debt securities. We account for these instruments under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments that have original maturities between 91 days and one year from the date of purchase are classified as short-term investments and investments that have maturities of more than one year from the date of purchase are classified as long-term investments. VRDNs and auction rate certificates which have original maturities greater than one year are classified as short-term investments based on our ability and intent to sell these instruments within one year from the date of purchase. All of our investments, except for an equity investment and investments held in our supplemental retirement plan for key executives, are classified as available-for-sale and are recorded at fair market value on the consolidated balance sheet. Unrealized gains or losses on our available-for-sale securities are reported as a component of other comprehensive income and realized gains or losses are reported as a component of net income. Investments held in our supplemental retirement plan for key executives are classified as trading securities and are included in other non-current assets on the consolidated balance sheet. Unrealized gains or losses on trading securities are reported as a component of net income.

In accordance with FASB Emerging Issues Task Force No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we review our investment portfolio in order to assess whether our investments with unrealized loss positions are other-than-temporarily impaired. We had no material gross realized or unrealized holding losses from our investments for the first quarter of fiscal 2007 or the first quarter of fiscal 2008.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense, net of estimated forfeitures, in the consolidated financial statements over the requisite service period. Stock-based compensation expense was $4.9 million and $5.5 million in the first quarter of fiscal 2007 and the first quarter of fiscal 2008, respectively. See Note 4 “Stockholders’ Equity and Stock-Based Compensation” for further discussion.

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

In the first quarter of fiscal 2008 we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 addresses the accounting for and disclosure of uncertainty in income tax positions by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements.

Goodwill and Intangible Assets

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. The fair value of each of our reporting units is determined by using a discounted cash-flow model which considers a number of factors, including estimated future cash-flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimate of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. Our fiscal 2008 impairment test of goodwill will be performed in our third fiscal quarter.

The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 28, 2007	$39,364
Goodwill acquired – Coding Technologies AB (see Note 5)	215,322
Translation adjustments	4,281

Balance at December 28, 2007	$258,967

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), requires that long-lived assets, including intangible assets, with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Our intangible assets principally consist of acquired technology, patents and trademarks and are amortized on a straight-line basis over their useful lives ranging from five to 15 years. No intangible or long-lived assets were impaired as of December 28, 2007.

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities which are reflected as a component of stockholders’ equity. The components of comprehensive income were as follows:

	Fiscal Quarter Ended
	December 29, 2006	December 28, 2007
	(in thousands)
Net income	$29,893	$47,673
Other comprehensive income (loss):
Foreign currency translation adjustment	3,967	4,987
Unrealized gains (losses) on available-for-sale securities, net of tax	(107)	(96)

Comprehensive income	$33,753	$52,564

Withholding Taxes

Licensing revenue is recognized gross of withholding taxes that are remitted by our licensees directly to their local tax authorities. Withholding taxes were $3.1 million and $4.0 million in the first quarter of fiscal 2007 and the first quarter of fiscal 2008, respectively.

2.	Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 28, 2007 and December 28, 2007 consisted of the following:

	September 28, 2007	December 28, 2007
	(in thousands)
Cash and cash equivalents:
Cash	$128,061	$93,731
Cash equivalents:
Money market funds (tax exempt)	239,198	186,515
U.S. government agency securities	1,208	—

Total cash and cash equivalents	368,467	280,246

Investments:
U.S. government agency securities	113,967	6,186
Auction rate certificates (tax exempt)	103,950	122,750
Variable rate demand notes (tax exempt)	54,900	54,800
Municipal debt securities (tax exempt)	30,830	45,498
Equity investment	794	794

Total investments	304,441	230,028

Total cash, cash equivalents and investments	$672,908	$510,274

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of September 28, 2007 was as follows:

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

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of December 28, 2007 was as follows:

	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Money market funds	$186,515	$—	$—	$186,515
U.S. government agency securities	6,148	38	—	6,186
Auction rate certificates	122,750	—	—	122,750
Variable rate demand notes	54,800	—	—	54,800
Municipal debt securities	45,452	87	(41)	45,498
Equity investment	794	—	—	794

Cash equivalents and investments	$416,459	$125	$(41)	$416,543

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

The following table shows the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 28, 2007:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Municipal debt securities	$15,622	$(41)	$—	$—	$15,622	$(41)

The unrealized losses on our investments in municipal debt securities were caused primarily by changes in interest rates. We have the ability to hold these securities until we recover any unrealized losses. As a result, we do not consider any investment in an unrealized loss position at December 28, 2007 to be other-than-temporarily impaired.

Accounts Receivable

Accounts receivable consists of the following:

	September 28, 2007	December 28, 2007
	(in thousands)
Trade accounts receivable	$25,245	$21,400
Amounts receivable related to patent administration program	2,634	14,934
Other accounts receivable	1,189	2,698

	29,068	39,032
Less: Allowance for doubtful accounts	(903)	(1,077)

Accounts receivable, net of allowance	$28,165	$37,955

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 28, 2007	December 28, 2007
	(in thousands)
Raw materials	$4,799	$3,614
Work in process	2,723	3,324
Finished goods	7,361	7,647

Inventories	$14,883	$14,585

Goodwill and Intangible Assets

Following is a summary of goodwill and intangible assets:

	September 28, 2007	December 28, 2007
	(in thousands)
Amortized intangible assets:
Acquired patents and technology	$30,986	$58,967
Customer relationships	70	29,788
Other intangibles	12,278	15,155

	43,334	103,910
Less: Accumulated amortization	(7,945)	(10,238)

Intangible assets, net	$35,389	$93,672

Non-amortized intangible assets:
Goodwill	$39,364	$258,967

Amortization expense associated with our intangible assets was $0.5 million and $2.3 million in the first quarter of fiscal 2007 and the first quarter of fiscal 2008, respectively, and is included in cost of licensing, cost of product sales and selling, general and administrative expenses in the accompanying consolidated statements of operations. The increase in intangible assets from September 28, 2007 to December 28, 2007 was due primarily to the acquisition of Coding Technologies AB (Coding Technologies) in November 2007. See Note 5, “Business Combinations” for further discussion regarding the acquisition of Coding Technologies.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 28, 2007	December 28, 2007
	(in thousands)
Accounts payable	$9,281	$11,154
Accrued royalties	31,051	32,407
Amounts payable to joint licensing program partners	25,781	33,528
Accrued compensation and benefits	30,347	38,911
Accrued professional fees	3,593	3,708
Current portion of litigation settlement (see Note 6)	2,592	2,728
Other accrued liabilities	16,423	16,052

Accounts payable and accrued liabilities	$119,068	$138,488

Accrued royalties include amounts related to an ongoing dispute regarding the terms of a license agreement with an unrelated patent licensor. From the third quarter of fiscal 2006 through the third quarter of fiscal 2007 we had been accruing royalties related to this matter. We have informed the patent licensor that we may have overpaid them under the terms of the licensing agreement. The patent licensor has claimed that we have underpaid them under the terms of the licensing agreement. In the fourth quarter of fiscal 2007, we determined that it was appropriate to cease accruing additional royalties related to this dispute. We continue to try to resolve this matter with the patent licensor. We believe the amounts accrued as of December 28, 2007 are sufficient to cover any potential exposure we may have related to this dispute.

Accumulated Other Comprehensive Income

Accumulated foreign currency translation gains were $11.4 million and $16.3 million at September 28, 2007 and December 28, 2007, respectively. Accumulated unrealized gains on investments, net, were $0.1 million and less than $0.1 million at September 28, 2007 and December 28, 2007, respectively.

3.	Income Tax Uncertainties

In the first quarter of fiscal 2008 we adopted the provisions of FIN 48. FIN 48 addresses the accounting for and disclosure of uncertainties in income tax positions by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements.

The cumulative effect of adopting FIN 48 was a decrease in tax reserves of $0.3 million, resulting in an increase of $0.3 million in our beginning retained earnings balance. Upon adoption of FIN 48 we recorded $11.2 million to non-current liabilities, which represented a gross liability for unrecognized tax benefits of $7.9 million, interest of $1.2 million and penalties of $2.1 million. Additionally, we recorded $5.3 million to non-current deferred income tax assets for the effects of potential foreign tax credits, federal deduction of state income taxes and deductibility of interest expense. The net liability of $5.9 million, if recognized, would unfavorably affect our effective tax rate. We do not anticipate a significant change in our unrecognized tax benefits in the next twelve months.

Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change upon the adoption of FIN 48. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction in the overall income tax provision, to the extent that the interest expense had been provided through the tax provision, or as a reduction in goodwill to the extent it had been recognized through purchase accounting.

In the first quarter of fiscal 2008 we recorded additional non-current liabilities related to FIN 48 tax uncertainties of $3.2 million, which consisted of $2.4 million for tax uncertainties from the acquisition of Coding Technologies and $0.8 million related to additional unrecognized tax benefits, including interest and penalties. The amounts associated with Coding Technologies were recorded to goodwill and the remaining amounts are reflected in the provision for income taxes. It is reasonably possible that our liability for unrecognized tax benefits related to Coding Technologies could change within the next twelve months as a result of our finalization of the purchase price allocation. At December 28, 2007, our total FIN 48 liabilities were approximately $14.4 million, which includes interest of $1.4 million and penalties of $2.3 million, and are included in non-current liabilities on our consolidated balance sheet.

We file income tax returns in the United States (U.S.) on a federal basis and in several U.S. state and foreign jurisdictions. Our two most significant tax jurisdictions are the U.S. and the United Kingdom. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our tax filings are no longer subject to examinations by the Internal Revenue Service or the appropriate governmental agencies for the United Kingdom through the tax year 2004. Our California filings are no longer subject to examination through tax year 1999 by the appropriate California agency. Other significant jurisdictions include Sweden, Australia, and Canada. As of September 28, 2007, our tax filings are under examination by New York State for tax years from 2002 to 2005 and New York City for tax years 2001 and 2004. We do not believe that the outcome of any examinations will have a material impact on our financial statements.

4.	Stockholders’ Equity and Stock-Based Compensation

Stock-Based Compensation

We utilize stock-based awards as a form of compensation for employees, officers, directors and non-employee consultants. We account for stock-based awards under the provisions of SFAS 123R and related interpretations. Stock-based compensation expense was $4.9 million and $5.5 million in the first quarter of fiscal 2007 and the first quarter of fiscal 2008, respectively.

Stock Options. We have granted stock options to our employees, officers and directors under our 2005 Stock Plan and our 2000 Stock Incentive Plan. We utilize a Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Quarter Ended
	December 29, 2006	December 28, 2007
Expected term (in years)	5.87	5.09
Expected stock price volatility	44.3%	40.9%
Risk-free interest rate	4.6%	3.7%
Dividend yield	—	—

Stock-based compensation expense is recorded net of estimated forfeitures. In the first quarter of fiscal 2008 we utilized an estimated forfeiture rate of 5.4%, compared to 2.1% in the first quarter of fiscal 2007.

The following table summarizes information about stock options issued to officers, directors, employees and non-employee consultants under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 28, 2007	7,609	$12.73
Grants	273	45.99
Exercises	(642)	8.00
Forfeitures and expirations	(27)	27.19

Options outstanding at December 28, 2007	7,213	14.36	6.98	$260,017

Options vested at December 28, 2007 and expected to vest	6,646	13.82	6.89	$243,074

Options exercisable at December 28, 2007	3,224	6.76	5.73	$140,702

Aggregate intrinsic value is based on the closing price of our common stock on December 28, 2007 of $50.40 and excludes the impact of options that were not in-the-money. The weighted-average fair value of stock options on the date of grant was $12.97 and $19.10 for the first quarter of fiscal 2007 and 2008, respectively.

5.	Business Combinations

In the first quarter of fiscal 2008 we acquired all of the outstanding equity interests of Coding Technologies, a privately held provider of audio compression technologies for the mobile, digital broadcast and internet markets. The aggregate cost of the acquisition was approximately $253 million, net of acquired cash, including approximately $6 million in transaction costs. We believe the acquisition of Coding Technologies will increase our presence in the mobile, broadcast, digital radio and digital music download markets. The results of Coding Technologies’ operations from November 9, 2007, the date of acquisition, to December 28, 2007 are included in our results for the first quarter of fiscal 2008.

The allocation of the purchase price is preliminary and is therefore subject to change. We expect to complete the allocation by the end of the fiscal year. The aggregate cost of the acquisition, net of acquired cash, was allocated as follows:

	Total Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Goodwill	$215,322	n/a
Developed technology	27,400	8
Backlog	2,800	4
Customer relationships	29,100	9
Acquired liabilities, net	(21,708)	n/a

Total purchase price	$252,914

The following pro forma financial results for the first quarter of fiscal 2007 illustrate our estimates of what the combined results of Dolby and Coding Technologies would have been had the acquisition taken place at the beginning of the first quarter of fiscal 2007. As noted above, the results of Coding Technologies’ operations from the date of acquisition to December 28, 2007 are included in our results for the first quarter of fiscal 2008. The pro forma results assuming the acquisition had occurred at the beginning of the first quarter of fiscal 2008 would not have been materially different than our actual results for the first quarter of fiscal 2008.

Fiscal Quarter Ended December 29, 2006
(in thousands, except per share amounts)
Revenue	$108,545
Operating income	37,979
Net income	27,170
Earnings per share (basic)	$0.25
Earnings per share (diluted)	$0.24
Weighted-average shares outstanding (basic)	107,947
Weighted-average shares outstanding (diluted)	112,767

6.	Legal Proceedings

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet using a discount rate of 5.125%, which approximated our incremental cost of borrowing rate. Interest related to this liability is recorded quarterly and is included in other income, net on the accompanying condensed consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of December 28, 2007, we had $12.0 million remaining to be paid under this settlement.

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

Revenue by geographic region, which was determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for product sales, and the location where services were performed for service revenue, was as follows:

	Fiscal Quarter Ended
	December 29, 2006	December 28, 2007
	(in thousands)
International	$80,381	$104,031
United States	24,061	46,196

Total revenue	$104,442	$150,227

The concentration of our revenue from individual countries or geographic regions was as follows:

	Fiscal Quarter Ended
	December 29, 2006	December 28, 2007
United States	23%	31%
Japan	21%	21%
Europe	20%	19%
Taiwan	11%	11%
China	14%	10%
Other	11%	8%

In the first quarter of fiscal 2008, revenue from our largest customer represented $16.5 million, or 11%, of total revenue for the quarter. In the first quarter of fiscal 2007, revenue from our largest customer represented $10.7 million, or 10%, of total revenue for the quarter.

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Long-Lived Tangible Assets by Geographic Region
	September 28, 2007	December 28, 2007
	(in thousands)
United States	$60,237	$59,310
International	25,315	25,769

Total long-lived tangible assets, net of accumulated depreciation	$85,552	$85,079

Long-lived tangible assets, which consist of property, plant and equipment net of accumulated depreciation, held in the United Kingdom were $22.1 million and $21.4 million at September 28, 2007 and December 28, 2007, respectively.

8.	Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. We adopted FIN 48 in the first quarter of fiscal 2008. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. Upon adoption, we recognized a $0.3 million decrease in a liability for unrecognized tax benefits which, as required, was accounted for as an increase to our beginning retained earnings balance.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 will have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under Statement 141R, all business combinations will be accounted for by applying the acquisition method. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS 141R will have on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent to be treated as a separate component of equity and be clearly identified, labeled, and presented in the consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact that SFAS 160 will have on our consolidated financial statements.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: demand for and future revenues from the sale of consumer electronics products incorporating our technologies, including traditional and next–generation DVD players; growth opportunities in the consumer electronics market; opportunities to incorporate our technologies in markets outside the traditional consumer electronics market or to deliver technology solutions in areas beyond sound; the impact of inclusion of certain of our technologies in audio standards; the rate of adoption of and sales of next–generation DVD players; diversification of sources of licensing revenue; demand for and future revenues from incorporation of our technologies in personal computers; increase in sales of our products and demand for consumer electronics products containing our technologies in emerging economies; concentration of manufacturing of consumer electronic products containing our technologies in emerging economies and the associated challenges in royalty collection and intellectual property enforcement; our ability to scale our organization and effectively apply our strategy across our markets; pricing strategies for our digital cinema product and competitive pricing pressures for our cinema products; the pace of the movie industry’s transition to digital cinema and our expected revenue associated with the transition; the expected timing of revenue and cost recognition for a number of digital cinema systems; our expected licensing, product sales and product services gross margins; our expected selling, general and administrative expenses and research and development expenses for the remaining quarter of fiscal 2007; our expected effective tax rate for the remaining quarter of fiscal 2007; our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for goodwill, accounting for income taxes, personal holding company matters and stock-based compensation; calculations of royalties due to our licensors; statements regarding the sufficiency of our cash reserves; and our expected rate of return on investments. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including: the rate of growth of the markets for consumer electronics that include our technologies; whether PC manufacturers will continue to include DVD software applications on personal computers that include Windows Vista Home Premium Edition or Ultimate Edition; whether sales of personal computers with the Home Premium Edition or the Ultimate Edition will be strong; whether our technologies are selected for and remain part of audio standards; the rate of deployment and adoption of next–generation DVD players; the extent to which our expectations regarding new licensing markets are realized; the extent to which consumer electronics manufacturers concentrate their production in emerging economies that present royalty collection and intellectual property enforcement challenges; the extent to which consumers in emerging economies elect to purchase products containing our technologies; the effectiveness of our transition to a functional organizational model; the extent to which professionals using our equipment continue to demand innovative technology solutions developed by us; the pace of the movie industry’s transition to digital cinema; our ability to tailor our traditional model of selling to respond to market trends; whether our competitors are able to develop and sell alternative digital cinema technologies to our customers; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; the accuracy of our calculations of royalties due to our licensors; fluctuations in interest rates; and risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results. The periods presented herein consist of our first quarters of fiscal 2007 and 2008. Our fiscal quarter periods ended December 29, 2006 and December 28, 2007, both consisted of 13 weeks. Our 2008 fiscal year consists of 52 weeks and ends on September 26, 2008. The results for the fiscal quarter ended December 28, 2007 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 26, 2008.

Overview

Dolby Laboratories develops and delivers innovative products and technologies that improve the entertainment experience. Since Ray Dolby founded Dolby Laboratories in 1965, we have been at the forefront of delivering sound technologies that are employed throughout the entertainment creation, distribution and playback process to enhance the entertainment experience. Today, Dolby technologies are standard in a wide range of entertainment platforms. Our technologies are used in virtually all DVD players and personal computer DVD playback software, increasingly in digital televisions and portable electronic devices, and also in a wide array of consumer electronic products such as gaming systems, audio/video receivers and mobile devices. Dolby cinema products are used in movie theatres around the world. Dolby broadcast products distribute high-quality audio around the world.

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

We deliver technologies, products, and services at each critical stage of the entertainment chain—content creation, content distribution and content playback. We work closely with content creators, including filmmakers, television producers, music producers, and video-game designers to incorporate Dolby technologies in entertainment content. As a result, we believe we are well positioned to work with entertainment distributors to deliver that content with our technologies, whether through 35 millimeter film or digital content for theatres, DVDs, broadcasts or the internet. By working successfully to encode and distribute content with Dolby technologies, we are able to license our decoding technologies to consumer electronics manufacturers and independent software vendors for consumer playback and sell our cinema equipment for large-scale public playback in movie theatres. Our involvement across the entertainment chain has resulted in a globally recognized brand and enables us to introduce technologies and services into new areas.

We are a global organization. We operate as a single reportable segment on an enterprise-wide basis. We generate revenue by licensing our technologies to manufacturers of consumer electronics products and independent software vendors, and selling our professional products and related services to entertainment content creators, producers, and distributors. We have licensed our technologies to manufacturers in approximately 35 countries and our licensees distribute products incorporating our technologies throughout the world. We sell our products and services in over 50 countries. In fiscal 2006, fiscal 2007 and the first quarter of fiscal 2008 revenue from outside the United States was 74%, 70% and 69% of our total revenue, respectively.

Opportunities, Challenges and Risks

Licensing revenue constitutes the majority of our total revenue, representing 77%, 80% and 82% of total revenue in fiscal 2006, fiscal 2007 and the first quarter of fiscal 2008, respectively. We categorize our licensing revenue into the following markets:

•	Consumer electronics (CE) market – primarily comprised of DVD players, DVD recorders, audio/video receivers and home-theatres-in-a-box.

•	Personal computer (PC) market – primarily comprised of software DVD players and DVD authoring applications.

•	Broadcast market – primarily comprised of televisions and television set-top boxes.

•	Gaming market – primarily comprised of video-game consoles.

•	Mobile – primarily comprised of mobile phones.

•	Automotive market – comprised of in-car entertainment products.

•	Licensing services – revenue from the administration of joint licensing programs.

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

We are continuing to diversify our sources of licensing revenue by actively promoting the incorporation of our technologies for use in growing markets outside of our consumer electronics market, such as PC, broadcast, gaming, mobile and automotive. As a result, while revenue from our consumer electronics market increased in fiscal 2007, it decreased as a percentage of our licensing revenue compared to fiscal 2006 and we expect this trend to continue in fiscal 2008. Any future growth in the PC, broadcast, gaming, mobile and automotive markets may not fully offset a potential decline in the growth of revenue generated from our consumer electronics market.

The personal computing market, which represented over 25% of our licensing revenue in fiscal 2005, just over 30% in fiscal 2006, and approximately 35% in fiscal 2007, has been primarily driven by sales of software DVD players and to a lesser extent, DVD authoring applications. Historically, PC manufacturers have frequently included DVD playback functionality as part of the software applications included in their products. In fiscal 2007, Microsoft introduced its Windows Vista operating system. Two of the six editions of this operating system, the Windows Vista Home Premium Edition and the Windows Vista Ultimate Edition, include Dolby technologies which help enable DVD playback functionality and DVD authoring capabilities. Since shipments of Windows Vista began in February 2007, sales of personal computers for the consumer market offered with the Home Premium Edition have been strong. In addition, many major PC manufacturers continue to include additional branded software applications with DVD playback capabilities and other features which were not provided in the Microsoft operating systems. This contributed to an increase in licensing revenue from our PC market in fiscal 2007 and the first quarter of fiscal 2008. In the future, PC manufacturers may elect to exclude additional DVD software applications on personal computers that include the Windows Vista Home Premium Edition or Windows Vista Ultimate Edition. Additionally, it is unclear at what pace business customers will migrate from their current operating systems to the Windows Vista operating systems and how such adoption will impact sales of software DVD players for business PCs. Additionally, through our PC Entertainment Experience, we are licensing a greater number of our technologies into entertainment-oriented PCs.

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

Revenue generated from the gaming and automotive market has primarily been driven by sales of video-game consoles and in-car entertainment systems with Dolby Digital and ATRAC technology. Revenue generated by our licensing services market has primarily been driven by demand for MPEG 4 audio and MPEG 2 audio technologies used in portable music devices.

We have also introduced new technologies, including Dolby Volume, and high-dynamic range image technologies, Dolby Contrast and Dolby Vision. Our Dolby Volume technology controls the loudness of audio playback to provide a constant volume level, while maintaining the integrity of the signal. Dolby Contrast provides enhanced contrast, while Dolby Vision combines enhanced contrast with extended brightness and dynamic range for LCD televisions with LED backlighting technology. We do not anticipate generating significant revenue from these technologies in fiscal 2008.

In the first quarter of fiscal 2008 we acquired all of the outstanding equity interests of Coding Technologies, a privately held provider of audio compression technologies for the mobile, digital broadcast and internet markets. We believe the acquisition of Coding Technologies will increase our presence in the mobile, broadcast, digital radio, and digital music download markets, though there is no guarantee that this will have a significant impact in fiscal 2008. Our ability to capitalize on the acquisition is subject to risks and uncertainties including the possibility that anticipated benefits may not be realized, integration risks, shifts in customer demand, and technology risks.

Our technologies are incorporated in consumer electronics and digital entertainment products throughout the world. We expect that sales of products incorporating our technologies in emerging economies, such as China and India, will increase in the future as consumers in these geographical markets have more disposable income available to purchase entertainment products, although there can be no assurance that this will occur. We also expect that manufacturers from lower-cost manufacturing countries, including China, will increase production of consumer electronics and digital entertainment products in the future to satisfy increased demand. Associated with opportunities of doing business in these emerging economies, such as China, are unique risks that have and will continue to affect our operating results, such as manufacturers failing to report or underreporting product shipments. In an effort to better serve our licensees and address these risks we have expanded our presence in Asia, with additional offices in Taiwan, Shenzhen and Seoul and a product testing center in the Shanghai Waigaoqiao Free Trade Zone.

Product sales consists of revenue from the sale of equipment to cinema operators, broadcasters and concert venues, representing 17%, 14% and 13% of total revenue in fiscal 2006, fiscal 2007 and the first quarter of fiscal 2008, respectively.

Our cinema products, which represented approximately 79% of product sales in fiscal 2005, 75% of product sales in fiscal 2006, and 71% of product sales in fiscal 2007, are primarily used to read and decode film soundtracks, calibrate cinema sound systems and to adapt analog cinema audio systems into digital audio formats. In addition, our digital cinema products load, store, decrypt and decode digital film files for presentation on a digital projector, as well as provide 3D capabilities. Sales of our cinema products and services tend to fluctuate based on the underlying trends in the motion picture industry. A significant trend in the cinema industry is the adoption of digital cinema. Digital cinema offers the motion picture industry possible means to achieve substantial cost savings in printing and distributing movies, to combat piracy, and to enable movies to be played repeatedly without degradation in image and audio quality. In fiscal 2005, we introduced our Dolby Digital Cinema system, which allows for the storage and playback of digital content and in fiscal 2007 we introduced Dolby 3D Digital Cinema technology, which delivers a 3D experience when combined with an exhibitor’s existing digital cinema system. Although the cinema industry is still in the early stages of adoption of digital cinema, the number of exhibitors adopting digital cinema for new theatre construction or existing theatre upgrades continues to grow. We expect that exhibitors constructing new theatres or upgrading existing theatres will generally choose digital cinema over traditional film cinema. We have made significant investments in our digital cinema initiative, and if our digital cinema systems are not widely deployed, our future prospects in digital cinema will be limited and our business could be materially and adversely affected. A number of competitors offer competing products for digital cinema, some of which are priced lower than our products. At least one competitor has a significantly greater installed base of its competing digital cinema products than we do, which could limit our eventual share of the digital cinema product market. As the market for digital cinema has grown we have faced more competitive pricing pressures than we have traditionally experienced for cinema products. As a result, we have had to implement pricing strategies which will have an adverse impact on our product sales gross margins in the future. In addition, digital cinema is based on open standards, which unlike traditional cinema, does not include our proprietary audio formats. As the film industry continues to adopt digital cinema, if we do not adapt our traditional cinema products and services to meet the demands of the digital cinema market, the demand for them will decline.

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

Our services revenue, which represented 6%, 6% and 5% of total revenue in fiscal 2006, fiscal 2007 and the first quarter of fiscal 2008, respectively, is primarily tied to the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work-stoppages within the motion picture industry as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is both important to a company’s financial condition and results of operations and it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this Quarterly Report on Form 10-Q. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

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

The application of SOP 97–2 requires judgment, including whether the software element included with a hardware product is more-than-incidental to the hardware, whether a software arrangement includes multiple elements, and if so, whether vendor–specific objective evidence (VSOE) of fair value exists for those elements. For some of our arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial product. These elements may include support and maintenance and/or the right to receive product upgrades. The fair value of these elements is recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the product. If we do not have VSOE of fair value of any undelivered element included in a multiple-element arrangement containing software, we defer revenue until all elements are delivered and/or services have been performed, or until we have VSOE of fair value of all remaining undelivered elements. When the undelivered element is support, if we do not have fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. The fair value of each of our reporting units is determined by using a discounted cash-flow model which considers a number of factors, including estimated future cash-flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimation of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. We use judgment in determining the estimated fair value of our reporting units, which include making assumptions of our future cash flows for each reporting unit. Our fiscal 2008 impairment test of goodwill will be performed in the third quarter of fiscal 2008. Fluctuations in our fair value, which may result from changes in economic conditions, our results of operations and other factors, relative to the carrying value, could result in impairment charges in future periods. We are currently evaluating whether the acquisition of Coding Technologies will result in an additional reporting unit or will be aggregated with any of our existing reporting units.

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

In the first quarter of fiscal 2008 we adopted the provisions of FIN 48. FIN 48 addresses the accounting for and disclosure of uncertainties in income tax positions by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements. Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change upon the adoption of FIN 48.

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, the valuation allowance against our deferred tax assets and uncertainties in income tax positions. Our financial position and results of operations may be materially impacted if actual results significantly differ from these estimates or the estimates are adjusted in future periods.

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

During the first quarter of fiscal 2008, more than 50% of the value of our stock was held by Ray Dolby and stockholders considered affiliated with him pursuant to the stock ownership attribution rules applicable to personal holding companies. We expect this will continue to be the case in the foreseeable future. In addition, a significant portion of our income is from licensing fees, which may constitute personal holding company income. We are reviewing the characterization of our licensing fees to determine if we may meet the exception to the personal holding company test due to royalties from computer software. Currently, however, we believe less than 60% of Dolby Laboratories’ adjusted ordinary gross income is personal holding company income. Given our current sources of revenue, we believe that neither we nor any of our subsidiaries is currently liable for personal holding company tax.

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

Results of Operations

Revenue

	Fiscal Quarter Ended		Change
	December 29, 2006	December 28, 2007	$	%
	($ in thousands)
Licensing	$82,375	$122,430	$40,055	49%
Percentage of total revenue	79%	82%
Product sales	15,210	20,010	4,800	32%
Percentage of total revenue	14%	13%
Services	6,857	7,787	930	14%
Percentage of total revenue	7%	5%

Total revenue	$104,442	$150,227	$45,785	44%

Licensing. The 49% increase in licensing revenue from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 was due to increased revenue in all of our markets, most significantly from our personal computer and broadcast market. The increase in revenue from our PC market was primarily driven by continued growth in shipments of notebook computers and shipments of Microsoft Vista, in particular, the Microsoft Vista Home Premium and Ultimate Editions which contain Dolby technologies, as well as the continued inclusion of additional software DVD player applications by PC manufacturers. In fiscal 2007 Microsoft Vista did not contribute to our licensing revenue until our third fiscal quarter. In addition, growth in entertainment-oriented PCs contributed to increased revenue from our PC Entertainment Experience offering. The increase in revenue from our broadcast market has been driven by growth in sales of cable and satellite set-top boxes and digital televisions that incorporate our technologies. In the future, PC manufacturers may elect to exclude additional DVD software applications on PCs that include the Windows Vista Home Premium Edition or Windows Vista Ultimate Edition and sales growth of set-top boxes and digital televisions with our technologies may decline.

Product Sales. The 32% increase in our product sales revenue from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 was primarily attributable to sales of our 3D cinema products which were introduced in late fiscal 2007. Sales of our broadcast products and traditional cinema products also increased from the first quarter of fiscal 2007 to the first quarter of fiscal 2008.

Services. The 14% increase in service revenue from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 was primarily attributable to an increase in film services on original films.

Gross Margin

	Fiscal Quarter Ended
	December 29, 2006	December 28, 2007
Licensing gross margin percentage	91%	97%
Product sales margin percentage	43%	42%
Production services gross margin percentage	61%	61%

Total gross margin percentage	82%	88%

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

In the fourth quarter of fiscal 2007, we determined that it was appropriate to cease accruing royalty expense related to an ongoing dispute with an unrelated patent licensor. As a result, our licensing gross margin was higher in the first quarter of fiscal 2008 than the first quarter of fiscal 2007. For further detail, see the discussion regarding accrued liabilities in Note 2 in the notes to our financial statements. The increase in licensing gross margin was partially offset by approximately 1% due to amortization of intangible assets that were acquired as part of the acquisition of Coding Technologies in the first quarter of fiscal 2008. We expect our licensing gross margin to be approximately 96% for fiscal 2008.

Product Sales Gross Margin. Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. The decrease in product sales gross margin from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 was primarily due to the increase in sales of our 3D cinema products, specifically 3D glasses, which have lower margins than our other products.

Upon satisfying certain obligations, we expect to recognize revenue and associated costs related to a number of digital cinema systems that are currently deferred. We currently expect to recognize these transactions in the second half of fiscal 2008, and we expect that upon the eventual recognition, our product sales gross margins will be adversely impacted because these products were sold at a significantly lower margin than our other products.

Services Gross Margin. Cost of services primarily consists of the payroll and benefits costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. Services gross margin was relatively consistent from the first quarter of fiscal 2007 to the first quarter of fiscal 2008.

Operating Expenses

	Fiscal Quarter Ended		Change
	December 29, 2006	December 28, 2007	$	%
	($ in thousands)
Selling, general and administrative	$37,311	$50,986	$13,675	37%
Percentage of total revenue	36%	34%
Research and development	8,836	13,907	5,071	57%
Percentage of total revenue	8%	9%

Total operating expenses	$46,147	$64,893	$18,746	41%

Selling, General and Administrative. Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, professional service fees and facility costs for our sales, marketing and administrative functions. The 37% increase in selling, general and administrative expenses from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 was primarily due to an increase in personnel expenses and related occupancy and travel expenses. These increases were primarily driven by increases in headcount, bonus expense and annual pay increases for existing employees. Selling, general and administrative expenses also increased due to increases in depreciation and amortization and professional consulting fees. Amortization expense increased due to increased intangible assets acquired from Brightside Technologies, Inc. (Brightside) in April 2007 and Coding Technologies in November 2007. Professional consulting fees increased primarily due to increases in tax advisory services and legal services.

Research and Development. Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The 57% increase in research and development expense from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 was primarily driven by an increase in personnel expenses due to an increase in headcount, largely attributable to the acquisitions of Brightside and Coding Technologies, as well as increases in bonus expense and annual pay increases for existing employees.

Other Income, Net

	Fiscal Quarter Ended		Change
	December 29, 2006	December 28, 2007	$	%
	($ in thousands)
Interest income	$6,086	$5,821	$(265)	(4)%
Interest expense	(453)	(363)	90	20%
Other income (expense), net	(206)	(254)	(48)	(23)%

Other income, net	$5,427	$5,204	$(223)	(4)%

Other income, net, primarily consists of interest income earned on cash, cash equivalent and investment balances, offset by interest expense on outstanding balances on our facility debt obligations. Also included are gains and losses on foreign currency transactions. The decrease in other income, net, of 4% from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 was primarily due to a decrease in interest income driven by lower investment balances as a result of the use of approximately $249 million in cash to acquire Coding Technologies in November 2007.

Income Taxes

	Fiscal Quarter Ended
	December 29, 2006	December 28, 2007
Income taxes:
Provision for income taxes	$14,452	$24,607
Effective tax rate	32%	34%

Our effective tax rate is based upon a projection of annual fiscal year results. Our effective tax rate in the first quarter of fiscal 2007 was 32%, compared to 34% for the first quarter of fiscal 2008. In fiscal 2007, a change in tax law reinstated research and development tax credits for periods prior to fiscal 2007. As a result, we recognized an increase in research and development tax credits in the first quarter of fiscal 2007 thereby lowering our effective tax rate. We did not recognize a similar benefit in the first quarter of fiscal 2008.

Liquidity and Capital Resources

The following table presents selected financial information for the fiscal quarters ended on the dates indicated:

	September 28, 2007	December 28, 2007
	(in thousands)
Cash and cash equivalents	$368,467	$280,246
Short-term investments	231,217	200,727
Long-term investments	73,224	29,301
Accounts receivable, net of allowance	28,165	37,955
Accounts payable and accrued liabilities	119,068	138,488
Working capital (a)	590,214	455,612

	December 29, 2006	December 28, 2007
	(in thousands)
Cash flows from operating activities (fiscal year-to-date)	$47,165	$76,266
Capital expenditures (fiscal year-to-date) (b)	(1,798)	(1,477)
Acquisitions, net of acquired cash	—	(248,715)
Cash flows from investing activities (fiscal year-to-date)	(64,422)	(175,830)
Cash flows from financing activities (fiscal year-to-date)	12,430	11,569

(a)	Working capital consists of total current assets less total current liabilities.

(b)	Capital expenditures primarily consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements and production and test equipment.

As of December 28, 2007, we had cash and cash equivalents of $280.2 million, compared to $368.5 million at September 28, 2007. In addition, at December 28, 2007 we had short-term and long-term investments of $230.0 million, compared to $304.4 million at September 28, 2007. We believe that our cash, cash equivalents and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months

Cash flows from operating activities were $76.3 million in the first quarter of fiscal 2008, compared to $47.2 million in the first quarter of fiscal 2007. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. Cash flows from operating activities for the first quarter of fiscal 2008 were primarily driven by net income of $47.7 million. Adjustments for non-cash items included stock-based compensation expense of $5.5 million and depreciation and amortization expense of $5.2 million, partially offset by an increase in deferred taxes of $7.0 million. Changes in working capital were primarily driven by increases of $17.7 million in income taxes, net, $10.4 million in accounts payable and accrued liabilities and $4.7 million in deferred revenue, partially offset by increases in assets of $8.9 million.

Cash flows from investing activities for the first quarter of fiscal 2008 were primarily driven by the acquisition of Coding Technologies for approximately $248.7 million, net of acquired cash, partially offset by sales of available-for-sale securities of $74.4 million, net of purchases. Capital expenditures were $1.5 million in the first quarter of fiscal 2008.

Cash flows from financing activities were $11.6 million in the first quarter of fiscal 2008. Cash flows from financing activities were primarily driven by proceeds and excess tax benefits from the exercise of stock options.

A significant portion of our investment portfolio is comprised of tax-exempt securities, such as money market funds, auction rate certificates, variable rate demand notes, and municipal debt securities. Our securities have limited or no direct exposure to the sub-prime credit markets which have experienced recent losses. We did not recognize any losses on impairment of our investment securities in the first quarter of fiscal 2008.

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of December 28, 2007:

	Payments Due by Period
	Remainder of Fiscal 2008	Fiscal 2009 to 2010	Fiscal 2011 to 2012	After Fiscal 2012	Total
	(in thousands)
Long-term debt (1)	$1,171	$3,346	$3,729	$2,534	$10,780
Operating leases (2)	3,974	9,936	9,677	10,457	34,044
Payments on litigation settlement (3)	3,000	6,000	3,000	—	12,000

Total	$8,145	$19,282	$16,406	$12,991	$56,824

(1)	We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant.

(2)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of December 28, 2007.

(3)	In April 2002, we settled a dispute with an unrelated third party and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. See Note 6 “Legal Proceedings” for further discussion.

Other Cash Obligations. Under the terms of the agreement to acquire all outstanding shares of our subsidiary, Cinea in September 2003, we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction though 2022. As of December 28, 2007, no additional purchase consideration had been paid and no liability is reflected on our balance sheet.

As of December 28, 2007, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in relation to the unrecognized tax benefits.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments. As of December 28, 2007, we had cash and cash equivalents of $280.2 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $230.0 million, which consisted primarily of auction rate certificates, United States government agency securities, variable rate demand notes, and municipal debt with original maturities greater than 90 days. Many of these investments are subject to fluctuations in interest rates, which could impact our results. At December 28, 2007 the average investment maturity of our investment portfolio was less than six months. Based on our investment portfolio balance as of December 28, 2007, a hypothetical change in interest rates of 1% would have approximately a $0.7 million impact, and a change of 0.5% would have approximately a $0.3 million impact on the carrying value of our portfolio. Furthermore, a hypothetical change in interest rates of 1% would have approximately a $3.8 million impact, and a change of 0.5% would have approximately a $1.9 million impact on interest income over a one-year period.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

Foreign Currency Exchange Risk

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom, as well as Germany and Sweden as a result of our acquisition of Coding Technologies. Consequently, we have exposure to adverse changes in exchange rates associated with our foreign business operations. While the majority of our revenue is derived from transactions denominated in United States dollars, nearly all of our costs from our foreign operations are derived from transactions denominated in the functional currency of that foreign location. As a result, our operating income is subject to exposure from changes in exchange rates. The average exchange rate in fiscal 2006 was approximately 1.8 United States dollars for one British pound sterling, compared to 2.0 United States dollars for one British pound sterling in fiscal 2007. The average exchange rate in fiscal 2006 was approximately 0.75 United States dollars for one Australian dollar, compared to 0.81 United States dollars for one Australian dollar in fiscal 2007. We estimate that the decrease in the value of the United States dollar during fiscal 2007, primarily relative to the British pound sterling and the Australian dollar, decreased our operating income by approximately $2.7 million. In addition, we are in the process of expanding our foreign operations, which could increase our exposure to changes in foreign currency exchange rates. As a result of our acquisition of Coding Technologies, we have additional exposure to foreign currency risk, as a large portion of Coding Technologies’ transactions are denominated in Euros.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 28, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10–K for our fiscal year ended September 28, 2007. The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results and financial condition could be materially adversely affected.

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

Historically, PC manufacturers have frequently included DVD playback functionality as part of the software applications included in their products. Microsoft introduced its Windows Vista operating system in 2007. Two of the six editions of this operating system, the Windows Vista Home Premium Edition and the Windows Vista Ultimate Edition, include Dolby technologies which help enable DVD playback functionality and DVD authoring capabilities. To date, sales of personal computers for the consumer market shipped with the Home Premium Edition have been strong. In addition, many major PC manufacturers continue to include additional DVD software applications which offer added DVD functionality not included in the Microsoft operating systems. Also, shipments of notebooks with Dolby technologies, for which we have a better rate of royalty collection, have continued to increase. All of these factors have contributed to an increase in licensing revenue from our PC market. In the future, PC manufacturers may elect to exclude additional DVD software application on personal computers that include the Windows Vista Home Premium Edition. Additionally, it is unclear at what pace business customers will migrate from their current operating systems to the Windows Vista operating systems, what the adoption rate of the Ultimate Edition will be, and how such adoption will impact sales of software DVD players for business PCs. Future shipments of notebooks with Dolby technologies could decline. If any of the foregoing occur, our licensing revenue will be adversely affected.

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

We expect that the future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new opportunities for our technologies, including:

•	Digital television and radio broadcasting;

•	HDTV;

•	Personal computer technology;

•	Next-generation DVD;

•	Video-game consoles and video-games;

•	Imaging

•	Home DVD recording;

•	Personal audio and video players, including internet music applications;

•	Broadband internet;

•	Mobile devices; and

•	In-car entertainment systems.

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

General economic conditions may reduce our revenues and harm our business.

Our business is particularly exposed to adverse changes in general economic conditions, because products that incorporate our technologies are entertainment oriented and generally luxury goods. A slowdown or decline in U.S. or foreign economic growth may adversely affect consumer confidence, disposable income or spending. As a result, sales by our licensees of consumer electronics and other products incorporating our technologies may not grow as rapidly as in prior periods or may even decrease, which could adversely affect our licensing revenue. In addition, any slowdown in consumer spending may negatively impact the motion picture industry and cinema owners, which could result in decreased growth, or potentially a decrease, in product sales and services, which could adversely affect our revenue.

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

Our licensing revenue from consumer electronics product manufacturers depends in large part upon the availability of integrated circuits, or ICs, that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer electronics products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce and then sell them to licensed consumer electronics product manufacturers. We do not control the IC manufacturers’ decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts nor predict their success. As a result, if these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if, for any reason, they sell fewer ICs incorporating our technologies, our operating results will be adversely affected. For example, we are not able to control the extent and timing of the incorporation of Dolby Volume into ICs by IC manufacturers.

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

We have evaluated, and expect to continue to evaluate, a wide array of possible strategic transactions, including acquisitions. For example, in November 2007 we acquired Coding Technologies, a privately held provider of audio compression technologies for the mobile, digital broadcast and internet markets and in April 2007 we acquired Brightside, a development-stage company focused on enabling the capture, distribution, and display of more vibrant video on LED backlit LCD televisions. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future, any of these transactions could be material in relation to our market capitalization, financial condition or results of operations. The process of integrating an acquired company, business or technology may create unforeseen difficulties and expenditures. The areas where we may face risks in integrating acquired businesses, including in connection with our acquisitions of Coding Technologies and Brightside, include:

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

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2006, 2007 and the first quarter of 2008, revenue from outside the United States was 74%, 70% and 69% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

As of December 28, 2007, we had 1,034 individual issued patents and nearly 1,550 pending patent applications in nearly 35 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through July 2027. Of these, 5 patents are scheduled to expire in the remainder of calendar year 2008, 5 patents are scheduled to expire in calendar year 2009 and 116 patents are scheduled to expire in calendar year 2010. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2009 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2025. In addition, the remaining patents relating to Dolby

Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021. The foregoing information excludes approximately 300 patents and 300 pending patent applications in approximately 25 countries, which acquired as the result of our acquisition of Coding Technologies.

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

At December 28, 2007, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 60,000,000 shares of our Class B common stock. As of December 28, 2007, Ray Dolby and his affiliates, including his family members, had voting power over approximately 99% of our outstanding Class B common stock, which in the aggregate represented approximately 91% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendents of Ray Dolby and the spouses and domestic partners of such descendents. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendents will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Ray Dolby, his affiliates, his family members and descendents will maintain this control even if in the future they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. Absent a transfer of Class B common stock that would trigger an automatic conversion as described above, there is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates, his family members and descendents continue to hold shares of Class B common stock representing approximately 10% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As of December 28, 2007, we had a total of 110,903,748 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.

As of December 28, 2007, our directors and executive officers beneficially held 60,467,797 shares of Class B common stock, 6,730 shares of Class A common stock, vested options to purchase 459,534 shares of Class B common stock and vested options to purchase 222,248 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended December 28, 2007, we issued an aggregate of 474,741 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since December 29, 2007 through January 17, 2008, we issued an aggregate of 129,477 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of $1.2 million in the fiscal quarter ended December 28, 2007, and $0.3 million in the period since December 29, 2007 through January 17, 2008 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of January 17, 2008 options to purchase an aggregate of 3,605,986 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

2.1	Share Transfer Agreement by and among the Dolby Laboratories, Inc., a California corporation, Dolby Sweden Holding AB, the Sellers set forth on Schedule A, CIMON Investment Managers AB, as Shareholder Representative, and U.S. Bank National Association, as Escrow Agent, dated as of November 8, 2007	Current Report on Form 8–K	November 13, 2007

10.1*	2008 Dolby Executive Annual Incentive Plan	Current Report on Form 8–K	November 20, 2007

10.2*	2008 Dolby Annual Incentive Plan	Current Report on Form 8–K	November 20, 2007

10.3*	Form of Restricted Stock Unit Agreement — U.S. under the 2005 Stock Plan	Current Report on Form 8–K	November 20, 2007

10.4*	Form of Restricted Stock Unit Agreement — U.K. under the 2005 Stock Plan	Current Report on Form 8–K	November 20, 2007

10.5*	Senior Executive Supplemental Retirement Plan, as amended and restated

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement

‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 31, 2008

DOLBY LABORATORIES, INC.

By:	/s/ Kevin J. Yeaman
Kevin J. Yeaman Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

2.1	Share Transfer Agreement by and among the Dolby Laboratories, Inc., a California corporation, Dolby Sweden Holding AB, the Sellers set forth on Schedule A, CIMON Investment Managers AB, as Shareholder Representative, and U.S. Bank National Association, as Escrow Agent, dated as of November 8, 2007	Current Report on Form 8–K	November 13, 2007

10.1*	2008 Dolby Executive Annual Incentive Plan	Current Report on Form 8–K	November 20, 2007

10.2*	2008 Dolby Annual Incentive Plan	Current Report on Form 8–K	November 20, 2007

10.3*	Form of Restricted Stock Unit Agreement — U.S. under the 2005 Stock Plan	Current Report on Form 8–K	November 20, 2007

10.4*	Form of Restricted Stock Unit Agreement — U.K. under the 2005 Stock Plan	Current Report on Form 8–K	November 20, 2007

10.5*	Senior Executive Supplemental Retirement Plan, as amended and restated

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement

‡	Furnished herewith