Form 10-Q
period 2008-03-28
Dolby Laboratories, Inc.
filed 2008-05-01
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐     Non-Accelerated Filer  ☐

(Do not check if a smaller reporting company) Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

On April 17, 2008 the registrant had 50,890,498 shares of Class A common stock, par value $0.001 per share, and 60,699,883 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 28, 2007	March 28, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$368,467	$347,502
Short-term investments	231,217	28,905
Accounts receivable, net of allowance	28,165	43,399
Inventories	14,883	20,153
Deferred income taxes	73,686	81,874
Prepaid expenses and other current assets	17,000	27,596

Total current assets	733,418	549,429
Property, plant and equipment, net	85,552	84,565
Intangible assets, net	35,389	93,863
Goodwill	39,364	272,542
Long-term investments	73,224	165,880
Non-current deferred income taxes	12,393	11,956
Other non-current assets	12,357	13,033

Total assets	$991,697	$1,191,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$119,068	$131,006
Income taxes payable	9,051	2,069
Current portion of long-term debt	1,563	1,591
Deferred revenue	13,522	24,594

Total current liabilities	143,204	159,260
Long-term debt	9,691	8,810
Long-term deferred revenue	5,073	5,221
Deferred income tax liability	—	19,001
Other non-current liabilities	14,294	28,914

Total liabilities	172,262	221,206
Controlling interest	22,279	22,392
Stockholders’ equity:
Class A common stock	49	51
Class B common stock	61	61
Additional paid-in capital	375,830	407,599
Retained earnings	409,749	514,488
Accumulated other comprehensive income	11,467	25,471

Total stockholders’ equity	797,156	947,670

Total liabilities and stockholders’ equity	$991,697	$1,191,268

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 30, 2007	March 28, 2008	March 30, 2007	March 28, 2008
		(unaudited)
Revenue:
Licensing	$106,642	$149,619	$189,017	$272,049
Product sales	15,469	15,628	30,679	35,638
Services	6,899	7,310	13,756	15,097

Total revenue	129,010	172,557	233,452	322,784

Cost of revenue:
Cost of licensing	10,149	5,555	17,809	8,818
Cost of product sales (1)	7,714	8,540	16,400	20,188
Cost of services (1)	2,824	3,151	5,507	6,206

Total cost of revenue	20,687	17,246	39,716	35,212

Gross margin	108,323	155,311	193,736	287,572

Operating expenses:
Selling, general and administrative (1)	42,525	55,310	79,836	106,296
Research and development (1)	10,960	15,725	19,796	29,632
Gain on settlements	(1,500)	(249)	(1,500)	(249)

Total operating expenses	51,985	70,786	98,132	135,679

Operating income	56,338	84,525	95,604	151,893
Interest income	6,538	4,475	12,624	10,296
Interest expense	(473)	(632)	(926)	(995)
Other non-operating expenses	(133)	(1,439)	(339)	(1,693)

Income before provision for income taxes and controlling interest	62,270	86,929	106,963	159,501
Provision for income taxes	(22,776)	(29,792)	(37,228)	(54,399)

Income before controlling interest	39,494	57,137	69,735	105,102
Controlling interest in net income, net of tax	(399)	(359)	(747)	(651)

Net income	$39,095	$56,778	$68,988	$104,451

Earnings per share (basic)	$0.36	$0.51	$0.64	$0.94
Earnings per share (diluted)	$0.34	$0.49	$0.61	$0.91
Weighted-average shares outstanding (basic)	109,055	111,192	108,501	110,892
Weighted-average shares outstanding (diluted)	113,412	114,736	113,165	114,579
Expense for rent to related party included in selling, general and administrative expenses	$344	$340	$681	$680
(1) Stock-based compensation included above was classified as follows:
Cost of product sales	$192	$262	$410	$503
Cost of services	31	38	68	78
Selling, general and administrative	3,762	4,600	7,621	8,895
Research and development	772	1,229	1,519	2,119

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year-to-Date Ended
	March 30, 2007	March 28, 2008
	(unaudited)
Operating activities:
Net income	$68,988	$104,451
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,677	12,575
Stock-based compensation expense	9,618	11,595
Accretion of discounts on debt securities	(958)	(125)
Tax benefit from exercise of stock options	13,909	11,738
Excess tax benefit from exercise of stock options	(13,391)	(11,552)
Provision for doubtful accounts	55	485
Deferred income taxes	485	(15,735)
Other non-cash items affecting net income	918	1,500
Changes in operating assets and liabilities:
Accounts receivable	(7,095)	(13,521)
Inventories	(4,274)	(6,117)
Prepaid expenses and other assets	(6,260)	(5,313)
Accounts payable and accrued liabilities	9,820	7,341
Income taxes, net	(12,634)	716
Deferred revenue	4,611	11,147
Other non-current liabilities	(60)	1,589

Cash flows from operating activities	70,409	110,774

Investing activities:
Purchases of available-for-sale securities	(184,209)	(163,424)
Proceeds from sale of available-for-sale securities	72,672	269,376
Purchases of property, plant and equipment	(4,447)	(4,631)
Purchase of intangible assets	(750)	—
Acquisitions, net of cash acquired	—	(253,176)
Other investing activities	(1,206)	40

Cash flows from investing activities	(117,940)	(151,815)

Financing activities:
Payments on debt	(718)	(759)
Proceeds from the exercise of stock options	5,652	8,001
Issuance of Class A common stock (ESPP)	479	505
Excess tax benefit from exercise of stock options	13,391	11,552

Cash flows from financing activities	18,804	19,299

Effect of foreign exchange rate changes on cash and cash equivalents	2,591	777

Net decrease in cash and cash equivalents	(26,136)	(20,965)
Cash and cash equivalents at beginning of period	363,537	368,467

Cash and cash equivalents at end of period	$337,401	$347,502

Supplemental disclosure:
Cash paid for income taxes	$35,513	$56,197
Cash paid for interest	609	416

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

Unaudited Interim Financial Statements

The accompanying interim condensed consolidated balance sheet as of March 28, 2008, the condensed consolidated statements of operations and cash flows for the fiscal quarters and fiscal year-to-date periods ended March 30, 2007 and March 28, 2008 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended September 28, 2007 and include all adjustments necessary for fair presentation. The results for the fiscal quarter and fiscal year-to-date periods ended March 28, 2008 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 26, 2008.

The accompanying interim condensed consolidated financial statements are prepared in accordance with Securities and Exchange Commission rules and regulations, which allow certain information and footnote disclosures that are normally included in annual financial statements to be condensed or omitted. As a result, the accompanying interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the year ended September 28, 2007 that are included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include valuation allowances for receivables, carrying values of inventories, goodwill, intangible assets, stock-based compensation, fair values of investments, liabilities for unrecognized tax benefits and deferred income tax assets. Actual results could differ from our estimates.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 30, 2007	March 28, 2008	March 30, 2007	March 28, 2008
	(in thousands, except per share amounts)
Numerator:
Net income	$39,095	$56,778	$68,988	$104,451

Denominator:
Weighted-average shares outstanding (basic)	109,055	111,192	108,501	110,892
Potential common shares from options to purchase Class A common stock and Class B common stock and restricted stock units	4,357	3,544	4,664	3,687

Weighted-average shares outstanding (diluted)	113,412	114,736	113,165	114,579

Basic earnings per share	$0.36	$0.51	$0.64	$0.94
Diluted earnings per share	$0.34	$0.49	$0.61	$0.91

A total of 1,632,839 and 1,372,755 options were excluded from the calculation of potential common shares for the second quarter of fiscal 2007 and the second quarter of fiscal 2008, respectively, because their inclusion would have been anti-dilutive. A total of 1,235,686 and 1,835,198 options were excluded from the calculation of potential common shares for the fiscal year-to-date periods ended March 30, 2007 and March 28, 2008, respectively, because their inclusion would have been anti-dilutive.

Cash and Cash Equivalents

We consider all short-term highly liquid investments that have original maturities of 90 days or less from the date of purchase, to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts, municipal debt securities and United States government agency securities.

Investments

As of March 28, 2008, we had investments in United States government agency securities, auction rate certificates and municipal debt securities. We account for these instruments under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments that have original maturities between 91 days and one year from the date of purchase are classified as short-term investments and investments that have maturities of more than one year from the date of purchase are classified as long-term investments. We reclassified our auction rate certificates from short-term investments to long-term investments due to the lack of short-term liquidity available for these securities. See Note 2, “Composition of Certain Financial Statement Captions” for further discussion regarding our auction rate certificates. All of our investments, except for an equity investment and investments held in our supplemental retirement plan for key executives, are classified as available-for-sale and are recorded at fair market value on the condensed consolidated balance sheet. Unrealized gains or losses on our available-for-sale securities are reported as a component of other comprehensive income and realized gains or losses are reported as a component of net income. Investments held in our supplemental retirement plan for key executives are classified as trading securities and are included in other non-current assets on the condensed consolidated balance sheet. Unrealized gains or losses on trading securities are reported as a component of net income.

In accordance with FASB Emerging Issues Task Force No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we review our investment portfolio in order to assess whether our investments with unrealized loss positions are other-than-temporarily impaired. See our discussion in Note 2, “Composition of Certain Financial Statement Captions” regarding our investment securities in unrealized loss positions.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense, net of estimated forfeitures, in the consolidated financial statements over the requisite service period. Stock-based compensation expense was $4.8 million and $6.1 million in the second quarter of fiscal 2007 and the second quarter of fiscal 2008, respectively. See Note 4 “Stockholders’ Equity and Stock-Based Compensation” for further discussion.

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

The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 28, 2007	$39,364
Goodwill acquired – Coding Technologies AB (see Note 5)	212,699
Translation adjustments	20,479

Balance at March 28, 2008	$272,542

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), requires that long-lived assets, including intangible assets, with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Our intangible assets principally consist of acquired technology, patents and trademarks and are amortized on a straight-line basis over their useful lives ranging from four to 15 years. No intangible or long-lived assets were impaired as of March 28, 2008.

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities which are reflected as a component of stockholders’ equity. The components of comprehensive income were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 30, 2007	March 28, 2008	March 30, 2007	March 28, 2008
	(in thousands)
Net income	$39,095	$56,778	$68,988	$104,451
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	786	11,084	4,754	16,071
Unrealized losses on available-for-sale securities, net of tax (see Note 2)	(20)	(1,972)	(127)	(2,067)

Comprehensive income	$39,861	$65,890	$73,615	$118,455

Withholding Taxes

Licensing revenue is recognized gross of withholding taxes that are remitted by our licensees directly to their local tax authorities. Withholding taxes were $3.6 million and $4.7 million in the second quarter of fiscal 2007 and 2008, respectively. Withholding taxes were $6.7 million and $8.6 million in the fiscal year-to-date periods ended March 30, 2007 and March 28, 2008, respectively. Sales tax is accounted for on a net basis and is excluded from revenues.

2.	Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 28, 2007 and March 28, 2008 consisted of the following:

	September 28, 2007	March 28, 2008
	(in thousands)
Cash and cash equivalents:
Cash	$128,061	$111,522
Cash equivalents:
Money market funds (tax exempt)	239,198	229,641
Municipal debt securities (tax exempt)	—	6,339
U.S. government agency securities	1,208	—

Total cash and cash equivalents	368,467	347,502

Investments:
U.S. government agency securities	113,967	8,743
Auction rate certificates (tax exempt)	103,950	76,214
Variable rate demand notes (tax exempt)	54,900	—
Municipal debt securities (tax exempt)	30,830	109,219
Equity investment	794	609

Total investments	304,441	194,785

Total cash, cash equivalents and investments	$672,908	$542,287

At March 28, 2008, we held tax-exempt auction rate certificates (ARC), which are classified as available-for-sale securities and reflected at fair value on the condensed consolidated balance sheet. Due to recent events in the credit markets, the auctions for these instruments failed during the second quarter of fiscal 2008. Therefore, the fair values of these securities are estimated based on a discounted cash flow model. Our fair value estimates consider, among other things, credit quality of the issuer, whether the credit rating was based on an insurers rating, the underlying collateral, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

As a result of the temporary declines in fair value for our auction rate certificates, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $3.5 million to accumulated other comprehensive income. Additionally, we have the ability and intent to hold these investments until the market recovers. All of our auction rate certificates held at March 28, 2008 were securities with AAA or AA credit ratings that were collateralized by student loan portfolios, of which, approximately 85% were guaranteed by the United States government. Due to our belief that the market for student-loan auction rate certificates may take more than twelve months to recover, we have classified these investments as long-term investments on the condensed consolidated balance sheet at March 28, 2008. We continue to earn interest on these securities at interest rates above the current tax-free index. Any future fluctuations in fair value related to these instruments that we deem to be temporary will be recorded to accumulated other comprehensive income. If we determine that any future valuation adjustment is other-than-temporary, it would be recorded to earnings as appropriate.

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of September 28, 2007 was as follows:

	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Money market funds	$239,198	$—	$—	$239,198
U.S. government agency securities	115,026	149	—	115,175
Auction rate certificates	103,950	—	—	103,950
Variable rate demand notes	54,900	—	—	54,900
Municipal debt securities	30,799	34	(3)	30,830
Equity investment	794	—	—	794

Cash equivalents and investments	$544,667	$183	$(3)	$544,847

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of March 28, 2008 was as follows:

	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Money market funds	$229,641	$—	$—	$229,641
U.S. government agency securities	8,648	95	—	8,743
Auction rate certificates	79,700	—	(3,486)	76,214
Municipal debt securities	115,292	362	(96)	115,558
Equity investment	609	—	—	609

Cash equivalents and investments	$433,890	$457	$(3,582)	$430,765

All of our investments in the tables above, except for the equity investment, are classified as available-for-sale and are recorded at fair market value on the condensed consolidated balance sheet. The equity investment represents equity securities that we have accounted for under the cost method and classified as long-term investments based on our ability and intent to hold the investment for more than one year.

The following table shows the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of March 28, 2008:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Auction rate certificates	$76,214	$(3,486)	$—	$—	$76,214	$(3,486)
Municipal debt securities	4,551	(4)	29,137	(92)	33,688	(96)

Total	$80,765	$(3,490)	$29,137	$(92)	$109,902	$(3,582)

The unrealized losses on our investments in municipal debt securities were caused primarily by changes in interest rates. We attribute the unrealized losses on our investments in auction rate certificates to liquidity problems in the auction market, which we believe to be temporary. We have the ability to hold these securities until we recover any unrealized losses. As a result, we do not consider any investment in an unrealized loss position at March 28, 2008 to be other-than-temporarily impaired.

Accounts Receivable

Accounts receivable consists of the following:

	September 28, 2007	March 28, 2008
	(in thousands)
Trade accounts receivable	$25,245	$31,645
Amounts receivable related to patent administration program	2,634	8,000
Other accounts receivable	1,189	5,277

	29,068	44,922
Less: Allowance for doubtful accounts	(903)	(1,523)

Accounts receivable, net of allowance	$28,165	$43,399

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 28, 2007	March 28, 2008
	(in thousands)
Raw materials	$4,799	$5,360
Work in process	2,723	6,826
Finished goods	7,361	7,967

Inventories	$14,883	$20,153

Goodwill and Intangible Assets

Following is a summary of goodwill and intangible assets:

	September 28, 2007	March 28, 2008
	(in thousands)
Amortized intangible assets:
Acquired patents and technology	$30,986	$60,395
Customer relationships	70	30,270
Customer contracts	—	5,300
Other intangibles	12,278	12,395

	43,334	108,360
Less: Accumulated amortization	(7,945)	(14,497)

Intangible assets, net	$35,389	$93,863

Non-amortized intangible assets:

Goodwill	$39,364	$272,542

Amortization expense associated with our intangible assets was $0.6 million and $4.1 million in the second quarters of fiscal 2007 and 2008, respectively, and is included in cost of licensing, cost of product sales, and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Amortization expense associated with our intangible assets was $1.1 million and $6.4 million for the fiscal year-to-date periods ended March 30, 2007 and March 28, 2008, respectively. The increase in intangible assets and goodwill from September 28, 2007 to March 28, 2008 was due primarily to the acquisition of Coding Technologies AB (Coding Technologies) in November 2007. See Note 5, “Business Combinations” for further discussion regarding the acquisition of Coding Technologies.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 28, 2007	March 28, 2008
	(in thousands)
Accounts payable	$9,281	$6,885
Accrued royalties	31,051	33,378
Amounts payable to joint licensing program partners	25,781	40,008
Accrued compensation and benefits	30,347	29,509
Accrued professional fees	3,593	3,692
Current portion of litigation settlement (see Note 6)	2,592	2,864
Other accrued liabilities	16,423	14,670

Accounts payable and accrued liabilities	$119,068	$131,006

Accrued royalties include amounts related to an ongoing dispute regarding the terms of a license agreement with an unrelated patent licensor. From the third quarter of fiscal 2006 through the third quarter of fiscal 2007 we had been accruing royalties related to this matter. We have informed the patent licensor that we may have overpaid them under the terms of the licensing agreement. The patent licensor has claimed that we have underpaid them under the terms of the licensing agreement. In the fourth quarter of fiscal 2007, we determined that it was appropriate to cease accruing additional royalties related to this dispute. We continue to try to resolve this matter with the patent licensor. We believe the amounts accrued as of March 28, 2008 are sufficient to cover any potential exposure we may have related to this dispute.

Accumulated Other Comprehensive Income

Accumulated foreign currency translation gains were $11.4 million and $27.4 million at September 28, 2007 and March 28, 2008, respectively. At September 28, 2007 we had accumulated unrealized gains on available-for-sale securities of $0.1 million. At March 28, 2008 we had accumulated unrealized losses on available-for-sale securities of $1.9 million. Accumulated unrealized losses at March 28, 2008 primarily reflects the temporary impairment of our auction rate certificates of $3.5 million discussed earlier in Note 2, “Composition of Certain Financial Statement Captions.”

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

For the fiscal year-to-date period ended March 28, 2008, we recorded additional non-current liabilities related to FIN 48 tax uncertainties of $2.3 million, which consists of a gross liability of $1.4 million, interest of $0.5 million and penalties of $0.4 million. Of the $2.3 million, $0.8 million associated with the acquisition of Coding Technologies was recorded to goodwill. The remaining amounts are reflected in the provision for income taxes. It is reasonably possible that our liability for unrecognized tax benefits related to Coding Technologies could change within the next six months as a result of our finalization of the purchase price allocation.

We file income tax returns in the United States (U.S.) on a federal basis and in several U.S. state and foreign jurisdictions. Our two most significant tax jurisdictions are the U.S. and the United Kingdom. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our tax filings are no longer subject to examinations by the Internal Revenue Service or the appropriate governmental agencies for the United Kingdom through the tax year 2004. Our California filings for tax years 2000 through 2003 are subject to review by the appropriate California tax agency. Other significant jurisdictions include Sweden, Australia, and Canada. As of September 28, 2007, our tax filings are under examination by New York State for tax years from 2002 to 2005 and New York City for tax years 2001 and 2004. We do not believe that the outcome of any examinations will have a material impact on our financial statements.

4.	Stockholders’ Equity and Stock-Based Compensation

Stock-Based Compensation

We utilize stock-based awards as a form of compensation for employees, officers, directors and non-employee consultants. Net income included $4.8 million and $9.6 million in stock-based compensation expense for the second quarter of fiscal 2007 and the fiscal year-to-date period ended March 30, 2007, respectively. Net income included $6.1 million and $11.6 million in stock-based compensation expense for the second quarter of fiscal 2008 and the fiscal year-to-date period ended March 28, 2008, respectively.

Stock Options. We have granted stock options to our employees, officers and directors under our 2005 Stock Plan and our 2000 Stock Incentive Plan. We utilize a Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 30, 2007	March 28, 2008	March 30, 2007	March 28, 2008
Expected term (in years)	5.22	5.09	5.78	5.09
Expected stock price volatility	40.9%	43.7%	43.9%	43.0%
Risk-free interest rate	4.6%	2.6%	4.6%	2.9%
Dividend yield	—	—	—	—

Stock-based compensation expense is recorded net of estimated forfeitures. In the second quarter of fiscal 2007 we utilized an estimated annualized forfeiture rate of approximately 6%, compared to approximately 5% in the second quarter of fiscal 2008.

The following table summarizes information about stock options issued to officers, directors, employees and non-employee consultants under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 28, 2007	7,609	$12.73
Grants	1,164	47.47
Exercises	(1,143)	7.00
Forfeitures and expirations	(90)	27.96

Options outstanding at March 28, 2008	7,540	18.75	7.2	$138,093

Options exercisable at March 28, 2008	2,894	7.72	5.7	$79,501

Aggregate intrinsic value is based on the closing price of our common stock on March 28, 2008 of $35.20 and excludes the impact of options that were not in-the-money. The weighted-average fair value of stock options on the date of grant was $14.50 and $20.10 for the second quarter of fiscal 2007 and 2008, respectively. The weighted-average fair value of stock options on the date of grant was $13.84 and $19.87 for the fiscal year-to-date periods ended March 30, 2007 and March 28, 2008, respectively.

Restricted Stock Units. In the second quarter of fiscal 2008 we granted restricted stock units to certain employees, officers and directors under our 2005 Stock Plan. These awards generally vest over four years, with equal annual cliff-vesting. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized over the requisite service period. In the second quarter of fiscal 2008 we granted approximately 215,000 restricted stock units at a weighted-average fair value of $48.00 per unit. No restricted stock units were granted prior to the fiscal quarter ended March 28, 2008.

5.	Business Combinations

In the first quarter of fiscal 2008 we acquired all of the outstanding equity interests of Coding Technologies, a privately held provider of audio compression technologies for the mobile, digital broadcast and internet markets. The aggregate cost of the acquisition was approximately $253 million, net of acquired cash, including approximately $6 million in transaction costs. We believe the acquisition of Coding Technologies will increase our presence in the mobile, broadcast, digital radio and digital music download markets. The results of Coding Technologies’ operations are included in our results for the second quarter of fiscal 2008, and their results from November 9, 2007, the date of acquisition, to March 28, 2008 are included in our results for the fiscal year-to-date period ended March 28, 2008.

The allocation of the purchase price is preliminary and is therefore subject to change. We expect to complete the allocation by the end of the fiscal year. The aggregate cost of the acquisition, net of acquired cash, was allocated as follows:

	Total Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Goodwill	$212,699	n/a
Developed technology	23,700	8
Customer contracts	5,300	4
Backlog	100	4
Customer relationships	30,200	9
Deferred tax liability	(17,300)	n/a
Acquired liabilities, net	(1,523)	n/a

Total purchase price	$253,176

6.	Legal Proceedings

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the condensed consolidated balance sheet using a discount rate of 5.125%, which approximated our incremental cost of borrowing rate. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying condensed consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of March 28, 2008, we had $12.0 million remaining to be paid under this settlement.

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

Revenue by geographic region, which was determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for product sales, and the location where services were performed for service revenue, was as follows:

	Revenue by Geographic Region
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 30, 2007	March 28, 2008	March 30, 2007	March 28, 2008
		(in thousands)
United States	$32,467	$59,005	$56,528	$105,201
International	96,543	113,552	176,924	217,583

Total revenue	$129,010	$172,557	$233,452	$322,784

The concentration of our revenue from individual countries or geographic regions was as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 30, 2007	March 28, 2008	March 30, 2007	March 28, 2008
	(in thousands)
United States	25%	34%	24%	33%
Japan	25%	21%	23%	21%
Europe	21%	18%	21%	18%
Taiwan	10%	12%	11%	11%
China	10%	6%	12%	8%
Other	9%	9%	9%	9%

In the second quarter of fiscal 2008, revenue from our largest customer represented $24.7 million, or 14%, of total revenue for the quarter. In the second quarter of fiscal 2007, revenue from our largest customer represented $17.0 million, or 13%, of total revenue for the quarter. Revenue from our largest customer accounted for $41.2 million, or 13% of total revenue for the fiscal year-to-date period ended March 28, 2008. Revenue from our largest customer accounted for $24.7 million, or 11%, of total revenue for the fiscal year-to-date period ended March 30, 2007.

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Long-Lived Tangible Assets by Geographic Region
	September 28, 2007	March 28, 2008
	(in thousands)
United States	$60,237	$58,894
International	25,315	25,671

Total long-lived tangible assets, net of accumulated depreciation	$85,552	$84,565

Long-lived tangible assets, which consist of property, plant and equipment, net of accumulated depreciation, held in the United Kingdom were $22.1 million and $21.2 million at September 28, 2007 and March 28, 2008, respectively.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: demand for and future revenues from the sale of consumer electronics products incorporating our technologies, including traditional and next–generation DVD players; growth opportunities in the consumer electronics market; opportunities to incorporate our technologies in markets outside the traditional consumer electronics market or to deliver technology solutions in areas beyond sound; the impact of inclusion of certain of our technologies in audio standards; the rate of adoption of and sales of next–generation DVD players; diversification of sources of licensing revenue; demand for and future revenues from incorporation of our technologies in personal computers; increase in sales of our products and demand for consumer electronics products containing our technologies in emerging economies; concentration of manufacturing of consumer electronic products containing our technologies in emerging economies and the associated challenges in royalty collection and intellectual property enforcement; pricing strategies for our digital cinema product and competitive pricing pressures for our cinema products; the pace of the movie industry’s transition to digital cinema and our expected revenue associated with the transition; the expected timing of revenue and cost recognition for a number of digital cinema systems; our expected licensing, product sales and product services gross margins; our expected selling, general and administrative expenses and research and development expenses for the remaining quarters of fiscal 2008; our expected effective tax rate for the remaining quarters of fiscal 2008; our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for goodwill, accounting for income taxes, personal holding company matters and stock-based compensation; calculations of royalties due to our licensors; statements regarding the sufficiency of our cash reserves; our ability to liquidate and fully recover the carrying value of our auction rate certificates in the near term; and our expected rate of return on investments. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including: the rate of growth of the markets for consumer electronics that include our technologies; whether our technologies will continue to be included on certain personal computer operating systems; whether PC manufacturers will continue to include DVD software applications on personal computers that include Windows Vista Home Premium Edition or Ultimate Edition; whether sales of personal computers with the Home Premium Edition or the Ultimate Edition will be strong; whether our technologies are selected for and remain part of audio standards; the rate of deployment and adoption of next–generation DVD players; the extent to which our expectations regarding new licensing markets are realized; the extent to which consumer electronics manufacturers concentrate their production in emerging economies that present royalty collection and intellectual property enforcement challenges; the extent to which consumers in emerging economies elect to purchase products containing our technologies; the extent to which professionals using our equipment continue to demand innovative technology solutions developed by us; our ability to tailor our traditional model of selling to respond to market trends; whether our competitors are able to develop and sell alternative digital cinema technologies to our customers; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; the accuracy of our calculations of royalties due to our licensors; fluctuations in interest rates; the extent to which auctions for auction rate certificates continue to fail; and risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results. The periods presented herein consist of our second quarters and fiscal year-to-date periods ended March 30, 2007 and March 28, 2008. Our fiscal quarter periods ended March 30, 2007 and March 28, 2008, both consist of 13 weeks and our fiscal year-to-date periods ended March 30, 2007 and March 28, 2008 both consist of 26 weeks. Our 2008 fiscal year consists of 52 weeks and ends on September 26, 2008. The results for the fiscal quarter and fiscal year-to-date period ended March 28, 2008 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 26, 2008.

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

We are a global organization. We operate as a single reportable segment on an enterprise-wide basis. We generate revenue by licensing our technologies to manufacturers of consumer electronics products and independent software vendors, and selling our professional products and related services to entertainment content creators, producers, and distributors. We have licensed our technologies to manufacturers in approximately 35 countries and our licensees distribute products incorporating our technologies throughout the world. We sell our products and services in over 50 countries. In fiscal 2006, fiscal 2007 and the fiscal year-to-date period ended March 28, 2008 revenue from outside the United States was 74%, 70% and 67% of our total revenue, respectively.

Opportunities, Challenges and Risks

Licensing revenue constitutes the majority of our total revenue, representing 77%, 80% and 84% of total revenue in fiscal 2006, fiscal 2007 and the fiscal year-to-date period ended March 28, 2008, respectively. We categorize our licensing revenue into the following markets:

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

Historically, the consumer electronics market, which is driven primarily by revenue attributable to sales of DVD players, has been our largest market, generating just over 50% of our licensing revenue in fiscal 2005, approximately 45% in fiscal 2006, and just under 40% in fiscal 2007. The decrease in the consumer electronics market as a percentage of total licensing revenue has been due to faster revenue growth in our other markets, primarily the PC and broadcast markets. We expect next-generation DVD players for high-definition content to be a growth opportunity in the consumer electronics market. In February 2008, Toshiba Corporation announced that it would no longer develop, manufacture and market HD-DVD players. Consequently, the uncertainty over the format for next-generation DVD players between Blu-ray and HD-DVD was resolved. Dolby Digital has been selected as a mandatory audio standard and Dolby Digital Plus and Dolby TrueHD have been selected as optional audio standards in the Blu-ray Disc format. The release and consumer adoption of next-generation DVD players has been slower than expected due, in part, to the competing HD-DVD and Blu-ray Disc formats. Even though the uncertainty over the disc format has been resolved, the rate of consumer adoption of next-generation DVD players is uncertain and may be slower than past growth rates of traditional DVD players.

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

The personal computing market, which represented over 25% of our licensing revenue in fiscal 2005, just over 30% in fiscal 2006, and approximately 35% in fiscal 2007, has been primarily driven by sales of software DVD players and to a lesser extent, DVD authoring applications. Historically, PC manufacturers have frequently included DVD playback functionality as part of the software applications included in their products. In fiscal 2007, Microsoft introduced its Windows Vista operating system. Two of the six editions of this operating system, the Windows Vista Home Premium Edition and the Windows Vista Ultimate Edition, include Dolby technologies which help enable DVD playback functionality and DVD authoring capabilities. Since shipments of Windows Vista began in February 2007, sales of personal computers for the consumer market offered with the Home Premium Edition have been strong. In addition, many major PC manufacturers continue to include additional branded software applications with DVD playback capabilities and other features which were not provided in the Microsoft operating systems. This contributed to an increase in licensing revenue from our PC market in the second half of fiscal 2007 and the first half of fiscal 2008. In the future, PC manufacturers may elect to exclude additional DVD software applications on personal computers that include the Windows Vista Home Premium Edition or Windows Vista Ultimate Edition. Additionally, it is unclear at what pace business customers will migrate from their current operating systems to the Windows Vista operating systems and how such adoption will impact sales of software DVD players for business PCs. Additionally, through our PC Entertainment Experience, we are licensing a greater number of our technologies into entertainment-oriented PCs.

The broadcast market, which is primarily driven by demand for Dolby Digital in televisions and set-top boxes, represented approximately 10% of our licensing revenue in fiscal 2005, just over 10% in fiscal 2006 and just over 15% in fiscal 2007. The broadcast market has benefited from the transition from analog televisions to digital televisions, including high-definition televisions (HDTV). We expect this trend to continue, and as a result, we expect revenue from our broadcast market to increase in fiscal 2008.

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

Our technologies are incorporated in consumer electronics and digital entertainment products throughout the world. We expect that sales of products incorporating our technologies in emerging economies, such as China and India, will increase in the future as consumers in these geographical markets have more disposable income available to purchase entertainment products, although there can be no assurance that this will occur. We also expect that manufacturers from lower-cost manufacturing countries, including China, will increase production of consumer electronics and digital entertainment products in the future to satisfy increased demand. Associated with opportunities of doing business in these emerging economies, such as China, are risks that have and will continue to affect our operating results, such as manufacturers failing to report or underreporting product shipments. In an effort to better serve our licensees and address these risks we have expanded our presence in Asia, with additional offices in Taiwan, Shenzhen and Seoul and a product testing center in the Shanghai Waigaoqiao Free Trade Zone.

Product sales consists of revenue from the sale of equipment to cinema operators, broadcasters and concert venues, representing 17%, 14% and 11% of total revenue in fiscal 2006, fiscal 2007 and the fiscal year-to-date period ended March 28, 2008, respectively.

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

Our broadcast products, which represented approximately 17% of product sales in fiscal 2005, 21% of product sales in fiscal 2006, and 23% of product sales in fiscal 2007, are used to encode, transmit, and decode multiple channels of high-quality audio for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming. In recent years, growth in consumer demand for high-quality television content has increased the demand from broadcasters to deliver more content in Dolby Digital 5.1 surround sound, which has contributed to sales of our professional broadcast products.

Our services revenue, which represented 6%, 6% and 5% of total revenue in fiscal 2006, fiscal 2007 and the fiscal year-to-date period ended March 28, 2008, respectively, is primarily tied to the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work-stoppages within the motion picture industry as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

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

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. The fair value of each of our reporting units is determined by using a discounted cash-flow model which considers a number of factors, including estimated future cash-flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimation of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. We use judgment in determining the estimated fair value of our reporting units, which include making assumptions of our future cash flows for each reporting unit. Our fiscal 2008 impairment test of goodwill will be performed in the third quarter of fiscal 2008. Fluctuations in our fair value, which may result from changes in economic conditions, our results of operations and other factors, relative to the carrying value, could result in impairment charges in future periods. We are in the process of integrating Coding Technologies operations into our operations and plan to aggregate them within our existing reporting units in the third quarter of fiscal 2008.

Accounting for Income Taxes

In preparing our consolidated financial statements, we are required to make estimates and judgments that affect our accounting for income taxes. This process includes estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, including differences in the timing of recognition of stock-based compensation expense, result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we have established a valuation allowance.

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

During the fiscal year-to-date period ended March 28, 2008, more than 50% of the value of our stock was held by Ray Dolby and stockholders considered affiliated with him pursuant to the stock ownership attribution rules applicable to personal holding companies. We expect this will continue to be the case in the foreseeable future. In addition, a significant portion of our income is from licensing fees, which may constitute personal holding company income. We are reviewing the characterization of our licensing fees to determine if we may meet the exception to the personal holding company test due to royalties from computer software. Currently, however, we believe less than 60% of Dolby Laboratories’ adjusted ordinary gross income is personal holding company income. Given our current sources of revenue, we believe that neither we nor any of our subsidiaries is currently liable for personal holding company tax.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. We utilize a Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. To determine the fair value of a stock-based award using the Black-Scholes option pricing model requires that we make certain assumptions regarding the expected term of the award, the expected future volatility of our stock price over the expected term of the award and the risk-free interest rate over the expected term. We develop our assumptions for the Black-Scholes pricing model in accordance with guidelines set forth by the SEC in Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). We estimate the expected term of stock-based awards by evaluating historical exercise patterns of our employees and applying an assumption of future exercise patterns. We utilize a blend of our historical volatility of our common stock and implied volatility based on traded options with similar terms as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Investments

We account for investment securities under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and related interpretations and staff positions. SFAS 115 requires us to record available-for-sale securities at fair value, with unrealized gains and losses being reported as a component of other comprehensive income. When readily determinable fair values are not available, we use judgment to estimate the fair value of our investments based on observable market inputs or, if no observable market inputs are available, unobservable market inputs, or a combination thereof. Our fair value estimates consider, among other things, credit quality, the underlying collateral, and the timing and amount of expected future cash flows. Additionally, we use judgment in evaluating whether declines in fair value are temporary or other-than-temporary considering the existence the following indicators: changes in credit ratings or asset quality, changes in the economic environment, changes in market conditions, and changes in expected cash flows. Temporary declines in fair value are recorded as charges to accumulated other comprehensive income, while other-than-temporary declines in fair value are recorded to earnings.

Results of Operations

Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	March 30, 2007	March 28, 2008	$	%	March 30, 2007	March 28, 2008	$	%
	($ in thousands)
Revenue:
Licensing	$106,642	$149,619	$42,977	40%	$189,017	$272,049	$83,032	44%
Percentage of total revenue	83%	87%			81%	84%
Product sales	15,469	15,628	159	1%	30,679	35,638	4,959	16%
Percentage of total revenue	12%	9%			13%	11%
Services	6,899	7,310	411	6%	13,756	15,097	1,341	10%
Percentage of total revenue	5%	4%			6%	5%

Total revenue	$129,010	$172,557	$43,547	34%	$233,452	$322,784	$89,332	38%

Licensing. The 40% increase in licensing revenue from the second quarter of fiscal 2007 to the second quarter of fiscal 2008 was due to increased revenue in all of our licensing markets, most significantly from our personal computer, gaming and broadcast markets. The increase in revenue from our PC market was primarily driven by continued growth in shipments of notebook computers and shipments of Microsoft Vista, in particular, the Microsoft Vista Home Premium and Ultimate Editions which contain Dolby technologies, as well as the continued inclusion of additional software DVD player applications by PC manufacturers. In fiscal 2007 Microsoft Vista did not contribute to our licensing revenue until our third fiscal quarter. In addition, growth in entertainment-oriented PCs contributed to increased revenue from our PC Entertainment Experience offering. The increase in revenue from our gaming market was primarily driven by sales of game consoles. The increase in revenue from our broadcast market has been driven by growth in sales of cable and satellite set-top boxes and digital televisions that incorporate our technologies. In the future, PC manufacturers may elect to exclude additional DVD software applications on PCs that include the Windows Vista Home Premium Edition or Windows Vista Ultimate Edition which could adversely impact our licensing revenue.

The 44% increase in licensing revenue from the fiscal year-to-date period ended March 30, 2007 to the fiscal year-to-date period ended March 28, 2008 was driven by increases in all our markets, most notably our PC, gaming and broadcast markets for the same reasons discussed above with respect to the second quarter of fiscal 2008.

Product Sales. Product sales increased slightly in the second quarter of fiscal 2008 from the second quarter of fiscal 2007 due to an increase in sales of our 3D products as well as our broadcast and other products. These increases were partially offset by a decrease in sales of our traditional cinema products. As the cinema industry transitions to the use of digital cinema equipment, we expect sales of our traditional cinema products to continue to decline. We have developed a solution for digital cinema, but have not recognized all of the revenue related to sales of our digital cinema products due to certain obligations which we have yet to satisfy.

The 16% increase in product sales from the fiscal year-to-date period ended March 30, 2007 to the fiscal year-to-date period ended March 28, 2008 was driven mainly by an increase in sales of our digital cinema products, as well as increases in our broadcast and other products.

Services. The 6% increase in services revenue from the second quarter of fiscal 2007 to the second quarter of fiscal 2008 and the 10% increase in services revenue from the from the fiscal year-to-date period ended March 30, 2007 to the fiscal year-to-date period ended March 28, 2008 was primarily attributable to an increase in film services on original films.

Gross Margin

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 30, 2007	March 28, 2008	March 30, 2007	March 28, 2008
Gross margin:
Licensing gross margin percentage	90%	96%	91%	97%
Product sales gross margin percentage	50%	45%	47%	43%
Services gross margin percentage	59%	57%	60%	59%

Total gross margin percentage	84%	90%	83%	89%

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

In the fourth quarter of fiscal 2007, we determined that it was appropriate to cease accruing royalty expense related to an ongoing dispute with an unrelated patent licensor. As a result, our licensing gross margin was higher in the second quarter of fiscal 2008 than the second quarter of fiscal 2007. For further detail, see Note 2, “Composition of Certain Financial Statement Captions” for the discussion regarding accrued liabilities in the notes to our condensed consolidated financial statements. The increase in licensing gross margin was partially offset by approximately 2% due to amortization of intangible assets that were acquired as part of the acquisition of Coding Technologies in the first quarter of fiscal 2008. We expect our licensing gross margin to be approximately 96% for fiscal 2008.

The increase in licensing gross margin from the fiscal year-to-date period ended March 30, 2007 to the fiscal year-to-date period ended March 28, 2008 was due to the same factors discussed above with respect to the second quarter of fiscal 2008.

Product Sales Gross Margin. Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Product sales gross margin decreased by 5% from the second quarter of fiscal 2007 to the second quarter of fiscal 2008 due to the decline in sales of our traditional cinema products and the increase in sales of our 3D products which have lower margins than our traditional cinema products.

The decrease in product sales gross margin from the fiscal year-to-date period ended March 30, 2007 to the fiscal year-to-date period ended March 28, 2008 was due to the same factors discussed above with respect to the second quarter of fiscal 2008.

Upon satisfying certain obligations, we expect to recognize revenue and associated costs related to a number of digital cinema systems that are currently deferred. We currently expect to recognize these transactions in the first half of fiscal 2009. We expect that upon the eventual recognition, our product sales gross margins will be adversely impacted because these products were sold at a significantly lower margin than our other products.

Services Gross Margin. Cost of services primarily consists of the payroll and benefits costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. Services gross margin was relatively consistent from the second quarter of fiscal 2007 to the second quarter of fiscal 2008 and for the fiscal year-to-date period ended March 30, 2007 to the year to-date-period ended March 28, 2008.

Operating Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	March 30, 2007	March 28, 2008	$	%	March 30, 2007	March 28, 2008	$	%
	($ in thousands)
Operating expenses:
Selling, general and administrative	$42,525	$55,310	$12,785	30%	$79,836	$106,296	$26,460	33%
Percentage of total revenue	33%	32%			34%	33%
Research and development	10,960	15,725	4,765	43%	19,796	29,632	9,836	50%
Percentage of total revenue	8%	9%			8%	9%
Gain on settlements	(1,500)	(249)	1,251	n/a	(1,500)	(249)	1,251	n/a
Percentage of total revenue	n/a	n/a			n/a	n/a

Total operating expenses	$51,985	$70,786	$18,801	36%	$98,132	$135,679	$37,547	38%

Selling, General and Administrative. Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, professional service fees and facility costs for our sales, marketing and administrative functions. The 30% increase in selling, general and administrative expenses from the second quarter of fiscal 2007 to the second quarter of fiscal 2008 was primarily due to an increase in personnel expenses and related occupancy and travel expenses. These increases were primarily driven by increases in headcount, bonus expense, annual pay increases for existing employees and stock-based compensation expense. Selling, general and administrative expenses also increased due to increases in advertising and promotional expenses from higher spending on tradeshows in the second quarter of fiscal 2008. Additionally, increases in professional consulting fees and amortization contributed to the increase in selling, general and administrative expenses for the quarter. Amortization expense increased due to an increase in intangible assets from the acquisitions of Coding Technologies in November 2007 and Brightside Technologies, Inc. (Brightside) in April 2007. Professional consulting fees increased primarily due to increases in tax advisory services and legal services.

The increase in selling, general and administrative expenses from the fiscal year-to-date period ended March 30, 2007 to the fiscal year-to-date period ended March 28, 2008 was due to the same factors discussed above with respect to the second quarter of fiscal 2008.

Research and Development. Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The 43% increase in research and development expense from the second quarter of fiscal 2007 to the second quarter of fiscal 2008 was primarily driven by an increase in personnel expenses due to an increase in headcount, largely attributable to the acquisitions of Coding Technologies and Brightside, as well as increases in bonus expense, annual pay increases for existing employees and stock-based compensation expense.

The increase in research and development expenses from the fiscal year-to-date period ended March 30, 2007 to the fiscal year-to-date period ended March 28, 2008 was due to the same factors discussed above with respect to the second quarter of fiscal 2008.

Non-operating Income and Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	March 30, 2007	March 28, 2008	$	%	March 30, 2007	March 28, 2008	$	%
	($ in thousands)
Interest income	$6,538	$4,475	$(2,063)	(32%)	$12,624	$10,296	$(2,328)	(18%)
Interest expense	(473)	(632)	(159)	34%	(926)	(995)	(69)	(7%)
Other non-operating expense	(133)	(1,439)	(1,306)	n/a	(339)	(1,693)	(1,354)	n/a

Non-operating income and expenses	$5,932	$2,404	$(3,528)	(59%)	$11,359	$7,608	$(3,751)	(33%)

Non-operating income and expenses primarily consist of interest income earned on cash, cash equivalent and investment balances, offset by interest expense on outstanding balances on our facility debt obligations. Also included are gains and losses on foreign currency transactions and losses on disposal or impairment of assets. The decrease in non-operating income and expenses of 59% from the second quarter of fiscal 2007 to the second quarter of fiscal 2008 was primarily due to a decrease in interest income driven by lower investment balances as a result of the acquisition of Coding Technologies in November 2007. Other non-operating expenses were $1.4 million in the second quarter of fiscal 2008, compared to $0.1 million in the second quarter of fiscal 2007. The increase in other non-operating expenses was primarily due to losses on our supplemental retirement plan as well as losses from foreign currency transactions and disposal of assets. Losses from foreign currency transactions were primarily due to the change in the value of the Euro relative to the U.S. dollar. Losses related to the supplemental retirement plan are driven by changes in the market value of the plan’s assets.

Income Taxes

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 30, 2007	March 28, 2008	March 30, 2007	March , 2008
	($ in thousands)
Income taxes:
Provision for income taxes	$22,776	$29,792	$37,228	$54,399
Effective tax rate	37%	34%	35%	34%

Our effective tax rate is based upon a projection of annual fiscal year results. Our effective tax rate in the second quarter of fiscal 2007 was 37%, compared to 34% for the second quarter of fiscal 2008. Our effective tax rate was 35% for the fiscal year-to-date period ended March 30, 2007, compared to 34% for the fiscal year-to-date period ended March 28, 2008. The change in our effective tax rate from the second quarter of fiscal 2007 to the second quarter of fiscal 2008 was due primarily to an increase in domestic production deductions and deductions related to disqualifying dispositions in the second quarter of fiscal 2008. The change in our effective tax rate for the fiscal year-to-date period ended March 30, 2007 to the fiscal year-to-date period ended March 28, 2008, was primarily due to an increase in domestic production deductions.

Liquidity and Capital Resources

The following table presents selected financial information for the fiscal quarters ended on the dates indicated:

	September 28, 2007	March 28, 2008
	(in thousands)
Cash and cash equivalents	$368,467	$347,502
Short-term investments	231,217	28,905
Long-term investments	73,224	165,880
Accounts receivable, net of allowance	28,165	43,399
Accounts payable and accrued liabilities	119,068	131,006
Working capital (a)	590,214	390,169

	March 30, 2007	March 28, 2008
	(in thousands)
Cash flows from operating activities (fiscal year-to-date)	$70,409	$110,774
Capital expenditures (fiscal year-to-date) (b)	(4,447)	(4,631)
Acquisitions, net of acquired cash	—	(253,176)
Cash flows from investing activities (fiscal year-to-date)	(117,940)	(151,815)
Cash flows from financing activities (fiscal year-to-date)	18,804	19,299

(a)	Working capital consists of total current assets less total current liabilities.

(b)	Capital expenditures primarily consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements and production and test equipment.

As of March 28, 2008, we had cash and cash equivalents of $347.5 million, compared to $368.5 million at September 28, 2007. In addition, at March 28, 2008 we had short-term and long-term investments of $194.8 million, compared to $304.4 million at September 28, 2007. We believe that our cash, cash equivalents and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Cash flows from operating activities were $110.8 million for the fiscal year-to-date period ended March 28, 2008, compared to $70.4 million for the fiscal year-to-date period ended March 30, 2007. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. Cash flows from operating activities for the fiscal year-to-date period ended March 28, 2008 were primarily driven by net income of $104.5 million. Adjustments for non-cash items included stock-based compensation expense of $11.6 million and depreciation and amortization expense of $12.6 million, partially offset by an increase in deferred taxes of $15.7 million. Changes in working capital were primarily driven by increases in assets of $25.0 million, partially offset by increases in accounts payable and accrued liabilities of $7.3 million and deferred revenue of $11.1 million.

Cash flows from investing activities for the fiscal year-to-date period ended March 28, 2008 were primarily driven by the acquisition of Coding Technologies in November 2007 for approximately $253.2 million, net of acquired cash, partially offset by sales of available-for-sale securities of $106.0 million, net of purchases. Capital expenditures were $4.6 million for the fiscal year-to-date period ended March 28, 2008.

Cash flows from financing activities were $19.3 million for the fiscal year-to-date period ended March 28, 2008. Cash flows from financing activities were primarily driven by proceeds and excess tax benefits from the exercise of stock options.

At March 28, 2008, we held tax-exempt auction rate certificates (ARC), which are classified as available-for-sale securities and reflected at fair value on the condensed consolidated balance sheet. Due to recent events in the credit markets, the auctions for these instruments failed during the second quarter of fiscal 2008. Therefore, the fair values of these securities are estimated based on a discounted cash flow model. Our fair value estimates consider, among other things, credit quality of the issuer, whether the credit rating was based on an insurers rating, the underlying collateral, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

As a result of the temporary declines in fair value for our auction rate certificates, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $3.5 million to accumulated other comprehensive income. Additionally, we have the ability and intent to hold these investments until the market recovers. All of our auction rate certificates held at March 28, 2008 were securities with AAA or AA credit ratings that were collateralized by student loan portfolios, of which, approximately 85% were guaranteed by the United States government. Due to our belief that the market for student-loan auction rate certificates may take more than twelve months to recover, we have classified these investments as long-term investments on the condensed consolidated balance sheet at March 28, 2008. We continue to earn interest on these securities at interest rates above the current tax-free index. Any future fluctuations in fair value related to these instruments that we deem to be temporary will be recorded to accumulated other comprehensive income. If we determine that any future valuation adjustment is other-than-temporary, it would be recorded to earnings as appropriate.

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of March 28, 2008:

	Payments Due by Period
	Remainder of Fiscal 2008	Fiscal 2009 to 2010	Fiscal 2011 to 2012	After Fiscal 2012	Total
	(in thousands)
Long-term debt (1)	$792	$3,346	$3,730	$2,533	$10,401
Operating leases (2)	3,028	11,652	10,184	10,400	35,264
Payments on litigation settlement (3)	3,000	6,000	3,000	—	12,000

Total	$6,820	$20,998	$16,914	$12,933	$57,665

(1)	We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant.

(2)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of March 28, 2008.

(3)	In April 2002, we settled a dispute with an unrelated third party and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. See Note 6 “Legal Proceedings” for further discussion.

Other Cash Obligations. Under the terms of the agreement to acquire all outstanding shares of our subsidiary, Cinea in September 2003, we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction through 2022. As of March 28, 2008, no additional purchase consideration had been paid and no liability is reflected on our balance sheet.

As of March 28, 2008, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in relation to the unrecognized tax benefits.

Recently Issued Accounting Standards

Refer to Note 8 of the Condensed Consolidated Financial Statements for our disclosure on “Recently Issued Accounting Standards.”

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments. As of March 28, 2008, we had cash and cash equivalents of $347.5 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $194.8 million, which consisted primarily of auction rate certificates, United States government agency securities and municipal debt securities with original maturities greater than 90 days. Many of these investments are subject to fluctuations in interest rates, which could impact our results. At March 28, 2008 the average investment maturity of our investment portfolio was less than six months. Based on our investment portfolio balance as of March 28, 2008, a hypothetical change in interest rates of 1% would have approximately a $1.3 million impact, and a change of 0.5% would have approximately a $0.6 million impact on the carrying value of our portfolio. Furthermore, a hypothetical change in interest rates of 1% would have approximately a $3.1 million impact, and a change of 0.5% would have approximately a $1.5 million impact on interest income over a one-year period.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

Foreign Currency Exchange Risk

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom, as well as Germany and Sweden as a result of our acquisition of Coding Technologies. Consequently, we have exposure to adverse changes in exchange rates associated with our foreign business operations. While the majority of our revenue is derived from transactions denominated in United States dollars, nearly all of our costs from our foreign operations are derived from transactions denominated in the functional currency of that foreign location. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated expenses will result in higher expenses, without a corresponding increase in revenue.

Additionally, assets held by our foreign entities that are in currencies other than the foreign entities functional currency are exposed to changes in exchange rates. For example, our foreign entities have receivable balances denominated in U.S. dollars, which may not be the functional currency for those entities. Changes in exchange rates between the entities fuctional currency and the U.S. dollar are recorded to the statement of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 28, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of DVD players and home theatre systems incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of traditional consumer DVD players to sustain their past growth rates. To the extent that sales of DVD players and home theatre systems level off or decline, our licensing revenue will be adversely affected. Additionally, the release and consumer adoption of next-generation DVD players has been delayed, largely due to two competing incompatible disc formats, resulting in delayed consumer adoption of next-generation DVD players. In February 2008, Toshiba Corporation announced that it would no longer develop, manufacture and market HD-DVD players. Consequently, the uncertainty over the format for next-generation DVD players was resolved. Even though the uncertainty regarding the competing disc format conflict has been resolved, the rate of consumer adoption of next-generation DVD players is uncertain and may be slower than past growth rates of traditional DVD players. Slow consumer adoption of next-generation DVD players as well as the inability of traditional DVD players to sustain their past growth rates, could adversely affect our licensing revenue. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with those new technologies, our business, operating results and prospects will be adversely affected.

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

Historically, PC manufacturers have frequently included DVD playback functionality as part of the software applications included in their products. Microsoft introduced its Windows Vista operating system in 2007. Two of the six editions of this operating system, the Windows Vista Home Premium Edition and the Windows Vista Ultimate Edition, include Dolby technologies which help enable DVD playback functionality and DVD authoring capabilities. In addition, many major PC manufacturers continue to include additional DVD software applications which offer added DVD functionality not included in the Microsoft operating systems. In the future, PC manufacturers may elect to exclude additional DVD software application on personal computers that include the Windows Vista Home Premium Edition. Additionally, it is unclear at what pace business customers will migrate from their current operating systems to the Windows Vista operating systems, what the adoption rate of the Ultimate Edition will be, and how such adoption will impact sales of software DVD players for business PCs. Future shipments of notebooks with Dolby technologies could decline. Further, equipment manufacturers experiencing pricing pressure may elect to exclude optional DVD playback functionality from their products, thereby requiring an additional cost to add this capability, which may affect demand for our technologies. If any of the foregoing occur, our licensing revenue will be adversely affected.

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

Our ability to penetrate these markets depends on increased consumer demand for products that contain our technologies, which may not occur. If these markets do not develop or consumer demand does not grow, it would have a material adverse effect on our business and prospects. Whether our revenue from digital broadcast networks and broadband internet services increases depends upon the expansion of digital broadcast technologies and broadband internet as a medium of entertainment, which may not occur. In addition, even when our technologies are adopted as industry standards for a particular market, such market may not fully develop. In such case, our success depends not only on whether our technologies are adopted as industry standards for such market, but also on the development of that market, which may not occur. Demand for our technologies in any of these developing markets may not continue to grow, and a sufficiently broad base of consumers and professionals may not adopt or continue to use these technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide select technologies and entertainment for little or no cost, such as many of the services provided in connection with broadband internet services. Moreover, some of these markets are ones in which we have not previously participated and, because of our limited experience, we may not be able to adequately adapt our business and our technologies to the needs of customers in these fields.

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

Our future growth will depend, in part, upon our expansion into areas beyond sound technologies. For example, in addition to our digital cinema initiative, we are exploring other areas that facilitate delivery of digital entertainment, such as technologies for processing digital moving images and content protection. We will need to spend considerable resources on research and development or acquisitions in the future in order to deliver innovative non-sound technologies. Our April 2007 acquisition of Brightside Technologies Inc., a development-stage technology company focused on enabling the capture, distribution, and display of more vibrant video on LED backlit LCD televisions, is an example of our efforts to expand into areas beyond sound technologies. However, we have limited experience in non-sound technology markets and, despite our efforts, we cannot predict whether we will be successful in developing, or acquiring and marketing non-sound products, technologies and services. We will face significant risks in successfully integrating non-sound businesses that we acquire, such as Brightside, into our business.

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

The cinema industry is still in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. A number of companies offer competing products for digital cinema, some of which are priced lower than our products. At least one competitor has a significantly greater installed base of its competing digital cinema playback servers than we do, which could limit our eventual share of the digital cinema product market and materially and adversely affect our operating results. As the market for digital cinema has matured we have faced more competitive pricing pressures than we have traditionally experienced for our traditional cinema products. As a result, we may have to implement pricing strategies which will have an adverse impact on our product sales gross margins in the future.

If the market for digital cinema develops more slowly than expected, our future prospects could be limited and our business could be materially and adversely affected.

If the major motion picture studios and the cinema exhibition industry cannot agree on one or more business models for digital cinema equipment financing, the broad adoption of digital cinema will be delayed further. The conversion of movie theatres from film to digital cinema will require significant capital investment, and we cannot predict how quickly digital cinema will become widely adopted. At present only a small percentage of movie theatres have been converted to digital cinema, and we expect the conversion of theatres to digital cinema technologies, if it occurs, to be a multi-year process due to both technological and financial obstacles. If the demand for digital cinema equipment develops more slowly than expected, or if there is significant and sustained resistance by the motion picture studios or cinema exhibitors to this technology or the cost of implementation, we may not realize significant returns on our investments in digital cinema technology, which could materially and adversely affect our operating results.

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

As we participate in the digital cinema transition, if we or our equipment do not perform to expectations, our relationships with cinema exhibitors or other digital cinema industry participants may be adversely affected and our reputation may suffer, affecting the demand for our digital cinema products and services. Any negative publicity or significant problems with our digital cinema products and services could materially and adversely affect our relationships with the motion picture studios and cinema exhibition industry or the perception of our brand.

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

We have a relatively limited number of issued patents in particular countries, including China and India. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies. In India, we have no issued patents. Consequently, growing our licensing revenue in these emerging countries will depend on our ability to obtain patent rights in these countries for existing and new technologies, which is uncertain. Moreover, because of the limitations of the legal systems in many of these countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is likewise uncertain.

We face diverse risks in our international business, which could adversely affect our operating results.

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2006, 2007 and the fiscal year-to-date period ended March 28, 2008, revenue from outside the United States was 74%, 70% and 67% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

As of March 28, 2008, we had approximately 1,380 individual issued patents and approximately 1,850 pending patent applications in nearly 35 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through July 2027. Of these, five patents are scheduled to expire in the remainder of calendar year

2008, five patents are scheduled to expire in calendar year 2009 and 109 patents are scheduled to expire in calendar year 2010. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2009 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2025. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire by 2021.

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

Sales of our cinema products and services tend to fluctuate based on the underlying trends in the motion picture industry. For example, when box office receipts for the motion picture industry increase, we have typically seen sales of our cinema products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to expand or upgrade their systems. Our cinema product sales are also subject to fluctuations based on events and conditions in the cinema exhibition industry generally that may or may not be tied to box office receipts in particular time periods. For example, the growth in piracy of motion pictures adversely affects the construction of new screens, the renovation of existing theatres and the continued production of new motion pictures. Technological advances and the conversion of motion pictures into digital formats have made it easier to create, transmit and “share” high-quality unauthorized copies of motion pictures, including on pirated DVDs and on the internet. The launch of new high definition digital services by broadcasters may also influence the sale of our cinema products if consumers decide to watch content at home rather than going to the cinema to watch motion pictures. On the other hand, our services revenue, both in the United States and internationally, is tied to the number of films being made by major studios and independent filmmakers. A number of factors can affect the number of films that are produced, including strikes and work stoppages within the motion picture industry, as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

We may be unable to significantly expand our current product sales in the cinema industry because our products are already used by the vast majority of major cinema operators and major motion picture studios in the United States and much of the rest of the world. If the cinema industry does not expand, or if it contracts, the demand for our cinema products will be adversely affected.

Our ability to further penetrate the market for motion picture sound playback is limited because of the widespread use of our current cinema products by major motion picture content creators, distributors and cinema exhibitors. As a result, our future revenue from our products for the cinema industry will depend, in part, upon events and conditions in that industry—specifically, the continued production and distribution of motion pictures, and the construction of new theatres and the renovation of existing theatres, using our products and services. For example, in the late 1990s cinema operators in the United States built a large number of new cinema megaplexes. This initially resulted in increased sales of our cinema processors, but also resulted in an oversupply of screens in some markets. This oversupply led to significant declines in new theatre construction in the United States in the early 2000s, resulting in a corresponding decline in sales of our cinema processors. As a result, future growth in sales of our existing cinema products may be limited, and may decrease in the future, as the number of new cinemas being built and the number of existing cinemas without our products continues to decline.

The demand for our cinema products and services could decline as the film industry adopts digital cinema.

Although the cinema industry is still in the early stages of the transition to digital cinema technologies for the distribution and exhibition of motion pictures, the number of cinema exhibitors adopting digital cinema for new theatre construction or existing theatre upgrades continues to grow. As exhibitors have constructed new theatres or upgraded existing theatres they have generally chosen digital cinema over traditional film cinema and we expect this trend to continue. While our film sound formats are the de facto standard and our film soundtrack cinema processors are widely used around the world, digital cinema, which is based on open standards, does not include our proprietary audio formats. As the film industry continues to adopt digital cinema, the demand for our traditional cinema products and services has declined and we anticipate that the demand for film based products will continue to decline over time. Furthermore, exhibitors adopting digital cinema can choose from multiple digital cinema playback servers other than ours, none of which contain our technologies. A decrease in the demand for our traditional film cinema products and services that is not accompanied by a meaningful increase in revenue from digital cinema products and services would adversely affect our revenue stream from the cinema industry.

In addition, a decrease in the demand for our products and services could adversely affect licensing of our consumer technology, because the strength of our brand and our ability to use professional product developments to introduce new technologies, which can later be licensed to consumer product manufacturers and service providers, would be impaired. If, in such circumstances, we are unable to adapt our products and services or introduce new products for the digital cinema market successfully, our business could be materially adversely affected.

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

We license some of our patents through our wholly-owned subsidiary Via Licensing Corporation in joint licensing programs, or “patent pools,” with other companies in an effort to ensure that our technologies are compatible with other technologies in the entertainment industry and to promote our technologies as industry standards. These patent pools allow product manufacturers streamlined access to selected foundational technologies and are comprised of a group of patents held by a number of companies, including us in some cases, and administered by Via Licensing. If we do not identify new or changing market trends and technologies at an early enough stage to capitalize on market opportunities for joint licensing programs, we may not continue to be successful with this business model. Also, to the extent that Dolby technologies are included in patent pools, we have less control over the licensing of those technologies through the patent pools compared to licensing through our traditional business model in which we license our patents as bundles of technologies and interact directly with our customers. In addition, we may have less control over the application and quality control of our technologies included in these pools.

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

From time to time, one or a small number of our customers or licensees may represent a significant percentage of our products, services or licensing revenue. For example, revenue from our largest customer represented 13% of total revenue for the fiscal year-to-date period ended March 28, 2008. Although we have agreements with many of these customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, whether due to strategic redirections or adverse changes in their businesses or for other reasons, could have a significant effect on our operating results.

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

Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. Licensing revenue represented 77%, 80% and 84% of our total revenue in the fiscal years 2006, 2007 and the fiscal year-to-date period ended March 20, 2008, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in particular countries or where the initiation of a claim might harm our business relationships. For example, we have many times experienced, and expect to continue to experience, problems with consumer electronics product manufacturers incorporating our technologies into their products without our authorization. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs, which could adversely affect our financial condition and results of operations. We generally seek patent protection for our innovations. It is possible, however, that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect particular innovations that later turn out to be important. Moreover, we have limited or no patent protection in particular foreign jurisdictions. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies, and in India we have no issued patents. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may later be found to be invalid or unenforceable. Moreover, we seek to maintain select intellectual property as trade secrets. These trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from them.

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

If we or any of our subsidiaries were to pay personal holding company tax, and possibly interest and penalties, this could significantly increase our consolidated tax expense and adversely affect our operating results. In addition, if the statutory tax rate increases in the future, the amount of any personal holding company tax we or any of our subsidiaries may have to pay could increase significantly, further impairing our operating results. In that regard, the statutory tax rate, which is currently 15%, is scheduled to return to ordinary income tax rate levels for tax years beginning on or after January 1, 2011. If we are deemed to be a personal holding company and, instead of paying the personal holding company tax, we elect to pay a dividend to our stockholders in an amount equal to all or a significant part of our undistributed personal holding company income, we may consume a significant amount of cash resources and be unable to retain or generate working capital. This would adversely affect our financial condition. As a result, if we pay such a dividend, we may decide to seek additional financing, although that financing may not be available to us when and as required on commercially reasonable terms, if at all.

Our investments in auction rate certificates are subject to risks which have and may in the future cause losses and affect the liquidity of these investments.

At March 28, 2008, we held tax-exempt auction rate certificates (ARC), which are classified as available-for-sale securities and reflected at fair value on the condensed consolidated balance sheet. Due to recent events in the credit markets, the auctions for these instruments failed during the second quarter of fiscal 2008 and there is no assurance that auctions on these ARCs will succeed in the future. An auction failure means that the parties wishing to sell their ARCs could not do so. As a result, our ability to liquidate and fully recover the carrying value of our ARCs in the near term may be limited or not exist. As a result of these developments, we recorded an unrealized loss of $3.5 million to accumulated other comprehensive income. Additionally, we have classified these investments as long-term investments on the condensed consolidated balance sheet at March 28, 2008. If the issuers of these ARCs are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further unrealized losses, or realized losses, on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value.

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

At March 28, 2008, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 60,000,000 shares of our Class B common stock. As of March 28, 2008, Ray Dolby and his affiliates, including his family members, had voting power over approximately 99% of our outstanding Class B common stock, which in the aggregate represented approximately 91% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendents of Ray Dolby and the spouses and domestic partners of such descendents. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendents will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Ray Dolby, his affiliates, his family members and descendents will maintain this control even if in the future they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. Absent a transfer of Class B common stock that would trigger an automatic conversion as described above, there is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates, his family members and descendents continue to hold shares of Class B common stock representing approximately 10% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As of March 28, 2008, we had a total of 111,405,521 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.

As of March 28, 2008, our directors and executive officers beneficially held 60,387,797 shares of Class B common stock, 6,730 shares of Class A common stock, vested options to purchase 409,534 shares of Class B common stock and vested options to purchase 281,411 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended March 28, 2008, we issued an aggregate of 422,710 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since March 29, 2008 through April 17, 2008, we issued an aggregate of 183,880 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of $0.9 million in the fiscal quarter ended March 28, 2008, and $0.4 million in the period since March 29, 2008 through April 17, 2008 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of April 17, 2008 options to purchase an aggregate of 3,122,998 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 Annual Meeting of Stockholders (the “Annual Meeting”) on February 5, 2008 at our executive offices located at 100 Potrero Avenue, San Francisco, CA 94103–4813. At the Annual Meeting, our stockholders:

1.	Elected six directors to serve until the 2009 Annual Meeting of Stockholders or until their successors are duly elected and qualified;

2.	Approved the amendment and restatement of our 2005 Stock Plan to increase the number of authorized shares of Class A Common stock issuable thereunder by 6,000,000 shares; and

2.	Ratified the appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending September 26, 2008.

Each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to ten votes, on all matters submitted to a vote of stockholders, unless otherwise required by law. The Class A common stock and Class B common stock vote together as a single class. At the Annual Meeting, the holders of Class A common stock and Class B common stock voted as follows:

1.	Election of Directors

Directors	Votes For	Votes Withheld
Ray Dolby	650,468,905	1,162,723
Bill Jasper	651,492,704	138,924
Peter Gotcher	651,469,194	162,434
Ted Hall	651,466,975	164,653
Sanford Robertson	651,472,932	158,696
Roger Siboni	651,471,857	159,771

2.	Amendment and Restatement of our 2005 Stock Plan to increase the number of authorized shares of Class A Common stock issuable thereunder by 6,000,000 shares;

Votes For:	625,480,138
Votes Against:	19,034,166

Abstentions:	1,381,053
Broker Non-Votes:	5,736,271

3.	Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending September 26, 2008.

Votes For:	651,476,939
Votes Against:	119,484
Abstentions:	35,205

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10.1*	2005 Stock Plan as amended and restated	Current Report on Form 8–K	February 11, 2008

10.2*	Employee Stock Purchase Plan, as amended and restated	Current Report on Form 8–K	February 11, 2008

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement

‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2008

DOLBY LABORATORIES, INC.

By:	/s/ Kevin J. Yeaman
Kevin J. Yeaman
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10.1*	2005 Stock Plan as amended and restated	Current Report on Form 8–K	February 11, 2008

10.2*	Employee Stock Purchase Plan, as amended and restated	Current Report on Form 8–K	February 11, 2008

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement

‡	Furnished herewith