Form 10-Q
period 2008-06-27
Dolby Laboratories, Inc.
filed 2008-07-31
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large Accelerated Filer   ☒    Accelerated Filer  ☐    Non–Accelerated Filer  ☐ (Do not check if a smaller reporting company) Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

On July 17, 2008 the registrant had 51,686,262 shares of Class A common stock, par value $0.001 per share, and 60,565,041 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 28, 2007	June 27, 2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$368,467	$369,907
Short-term investments	231,217	49,552
Accounts receivable, net of allowance	28,165	45,933
Inventories	14,883	22,000
Deferred income taxes	73,686	85,576
Prepaid expenses and other current assets	17,000	47,018

Total current assets	733,418	619,986
Property, plant and equipment, net	85,552	85,775
Intangible assets, net	35,389	90,751
Goodwill	39,364	273,552
Long-term investments	73,224	179,538
Non-current deferred income taxes	12,393	12,817
Other non-current assets	12,357	13,188

Total assets	$991,697	$1,275,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$119,068	$143,312
Income taxes payable	9,051	2,833
Current portion of long-term debt	1,563	1,607
Deferred revenue	13,522	30,894

Total current liabilities	143,204	178,646
Long-term debt	9,691	8,408
Long-term deferred revenue	5,073	6,069
Deferred income tax liability	—	18,985
Other non-current liabilities	14,294	29,323

Total liabilities	172,262	241,431
Controlling interest	22,279	22,699
Stockholders’ equity:
Class A common stock	49	52
Class B common stock	61	61
Additional paid-in capital	375,830	424,502
Retained earnings	409,749	560,936
Accumulated other comprehensive income	11,467	25,926

Total stockholders’ equity	797,156	1,011,477

Total liabilities and stockholders’ equity	$991,697	$1,275,607

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 29, 2007	June 27, 2008	June 29, 2007	June 27, 2008
	(unaudited)
Revenue:
Licensing	$94,795	$127,558	$283,812	$399,607
Product sales	17,191	18,060	47,870	53,698
Services	7,627	8,699	21,383	23,796

Total revenue	119,613	154,317	353,065	477,101

Cost of revenue:
Cost of licensing	8,478	3,361	26,287	12,179
Cost of product sales (1)	8,119	9,461	24,519	29,649
Cost of services (1)	2,963	3,194	8,470	9,400

Total cost of revenue	19,560	16,016	59,276	51,228

Gross margin	100,053	138,301	293,789	425,873

Operating expenses:
Selling, general and administrative (1)	48,430	54,979	128,266	161,275
Research and development (1)	11,854	15,366	31,650	44,998
Gain on settlements	(350)	(250)	(1,850)	(499)

Total operating expenses	59,934	70,095	158,066	205,774

Operating income	40,119	68,206	135,723	220,099
Interest income	6,592	3,481	19,216	13,777
Interest expense	(825)	(329)	(1,751)	(1,324)
Other non-operating expenses	(8)	(491)	(347)	(2,184)

Income before provision for income taxes and controlling interest	45,878	70,867	152,841	230,368
Provision for income taxes	(15,839)	(24,117)	(53,067)	(78,516)

Income before controlling interest	30,039	46,750	99,774	151,852
Controlling interest in net income, net of tax	(354)	(302)	(1,101)	(953)

Net income	$29,685	$46,448	$98,673	$150,899

Earnings per share (basic)	$0.27	$0.42	$0.91	$1.36
Earnings per share (diluted)	$0.26	$0.40	$0.87	$1.32
Weighted-average shares outstanding (basic)	109,692	111,844	108,898	111,209
Weighted-average shares outstanding (diluted)	113,696	114,875	113,389	114,672
Expense for rent to related party included in selling, general and administrative expenses	$340	$340	$1,021	$1,021
(1) Stock-based compensation included above was classified as follows:
Cost of product sales	$269	$167	$679	$670
Cost of services	39	48	107	126
Selling, general and administrative	3,838	4,262	11,459	13,157
Research and development	993	1,158	2,512	3,277

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year-to-Date Ended
	June 29, 2007	June 27, 2008
	(unaudited)
Operating activities:
Net income	$98,673	$150,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,533	19,407
Stock-based compensation expense	14,757	17,230
Accretion of discounts on debt securities	(1,816)	(133)
Tax benefit from exercise of stock options	18,827	19,705
Excess tax benefit from exercise of stock options	(18,524)	(18,517)
Provision for doubtful accounts	1,021	767
Deferred income taxes	(11,088)	(20,485)
Other non-cash items affecting net income	1,558	2,316
Changes in operating assets and liabilities:
Accounts receivable	(2,039)	(16,281)
Inventories	(6,664)	(8,874)
Prepaid expenses and other assets	(8,017)	(9,535)
Accounts payable and accrued liabilities	23,485	19,577
Income taxes, net	(17,996)	(13,558)
Deferred revenue	5,880	18,283
Other non-current liabilities	(113)	4,212
Payment on litigation settlement	(3,000)	(3,000)

Net cash provided by operating activities	105,477	162,013

Investing activities:
Purchases of available-for-sale securities	(307,383)	(213,028)
Proceeds from sale of available-for-sale securities	173,172	283,132
Purchases of property, plant and equipment	(6,945)	(7,666)
Purchase of intangible assets	(750)	—
Acquisitions, net of cash acquired	(30,230)	(253,176)
Other investing activities	88	40

Net cash used in investing activities	(172,048)	(190,698)

Financing activities:
Payments on debt	(1,087)	(1,146)
Proceeds from the exercise of stock options	7,253	10,916
Issuance of Class A common stock (ESPP)	967	1,133
Excess tax benefit from exercise of stock options	18,524	18,517

Net cash provided by financing activities	25,657	29,420

Effect of foreign exchange rate changes on cash and cash equivalents	3,286	705

Net increase/(decrease) in cash and cash equivalents	(37,628)	1,440
Cash and cash equivalents at beginning of period	363,537	368,467

Cash and cash equivalents at end of period	$325,909	$369,907

Supplemental disclosure:
Cash paid for income taxes	$63,317	$89,137
Cash paid for interest	1,335	843

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Summary of Business and Significant Accounting Policies

Dolby Laboratories develops and delivers innovative products and technologies that improve the entertainment experience. Since Ray Dolby founded Dolby Laboratories in 1965, we have been at the forefront of delivering sound technologies that are employed throughout the entertainment creation, distribution and playback process to enhance the entertainment experience. Today, Dolby technologies are standard in a wide range of entertainment platforms. Our technologies are used in virtually all DVD players and personal computer DVD playback software, increasingly in digital televisions and portable electronic devices, and also in a wide array of consumer electronic products such as gaming systems, audio/video receivers and mobile devices. Dolby cinema products are used in movie theatres around the world. Dolby broadcast products distribute high quality audio around the world.

Our objective is to be an essential element in the best entertainment technologies by delivering innovative and enduring technologies that enrich the entertainment experience. We believe that our well recognized brand and established history of successful innovation put us in a position to expand the use of our technologies in existing and new markets and to capitalize on key trends in digital entertainment, such as the transition to high definition television, digital cinema, space efficient home theatre systems, portable media and an increasing number of media delivery channels.

We deliver technologies, products, and services at each critical stage of the entertainment chain—content creation, content distribution and content playback. We work closely with content creators, including filmmakers, television producers, music producers, and video game designers to incorporate Dolby technologies in entertainment content. As a result, we believe we are well positioned to work with entertainment distributors to deliver that content with our technologies, whether through 35 millimeter film or digital content for theatres, DVDs, broadcasts or the internet. By working successfully to encode and distribute content with Dolby technologies, we are able to license our decoding technologies to consumer electronics manufacturers and independent software vendors for consumer playback and sell our cinema equipment for large scale public playback in movie theatres. Our involvement across the entertainment chain has resulted in a globally recognized brand and we believe this helps us introduce technologies and services into new areas.

Unaudited Interim Financial Statements

The accompanying interim condensed consolidated balance sheet as of June 27, 2008, the condensed consolidated statements of operations and cash flows for the fiscal quarters and fiscal year-to-date periods ended June 29, 2007 and June 27, 2008 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended September 28, 2007 and include all adjustments necessary for fair presentation. The results for the fiscal quarter and fiscal year-to-date periods ended June 27, 2008 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 26, 2008.

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

Per Share Data

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of Class A and Class B common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares of Class A and Class B common stock outstanding and the potential number of shares of dilutive Class A and Class B common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 29, 2007	June 27, 2008	June 29, 2007	June 27, 2008
	(in thousands, except per share amounts)
Numerator:
Net income	$29,685	$46,448	$98,673	$150,899

Denominator:
Weighted-average shares outstanding (basic)	109,692	111,844	108,898	111,209
Potential common shares from options to purchase Class A and Class B common stock and restricted stock units	4,004	3,031	4,491	3,463

Weighted-average shares outstanding (diluted)	113,696	114,875	113,389	114,672

Basic earnings per share	$0.27	$0.42	$0.91	$1.36
Diluted earnings per share	$0.26	$0.40	$0.87	$1.32

A total of 1,790,872 and 1,837,222 options were excluded from the calculation of potential common shares for the third quarter of fiscal 2007 and 2008, respectively, because their inclusion would have been anti-dilutive. A total of 1,434,147 and 1,874,151 options were excluded from the calculation of potential common shares for the fiscal year-to-date periods ended June 29, 2007 and June 27, 2008, respectively, because their inclusion would have been anti-dilutive.

Cash and Cash Equivalents

We consider short-term highly liquid investments that have original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts, municipal debt securities and United States government agency securities.

Investments

As of June 27, 2008, we had investments in United States government agency securities, auction rate certificates and municipal debt securities. We account for these instruments under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments that have original maturities between 91 days and one year from the date of purchase are classified as short-term investments and investments that have maturities of more than one year from the date of purchase are classified as long-term investments. We reclassified our auction rate certificates from short-term investments to long-term investments in the second quarter of fiscal 2008 due to the lack of short-term liquidity available for these securities. See Note 2, “Composition of Certain Financial Statement Captions” for further discussion regarding our auction rate certificates. All of our investments, except for an equity investment and investments held in our supplemental retirement plan for key executives, are classified as available-for-sale and are recorded at fair market value on the condensed consolidated balance sheet. Unrealized gains or losses on our available-for-sale securities are reported as a component of other comprehensive income and realized gains or losses are reported as a component of net income. Investments held in our supplemental retirement plan for key executives are classified as trading securities and are included in prepaid expenses and other current assets, as well as in other non-current assets on the condensed consolidated balance sheet. Unrealized gains or losses on trading securities are reported as a component of net income.

In accordance with FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we review our investment portfolio in order to assess whether our investments with unrealized loss positions are other-than-temporarily impaired. See our discussion in Note 2, “Composition of Certain Financial Statement Captions” regarding our investment securities in unrealized loss positions.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense, net of estimated forfeitures, in the consolidated financial statements over the requisite service period. Stock-based compensation expense was $5.1 million and $5.6 million in the third quarter of fiscal 2007 and 2008, respectively. For the fiscal year-to-date periods ended June 29, 2007 and June 27, 2008, we recorded stock-based compensation expense of $14.8 million and $17.2 million, respectively. See Note 4 “Stock-Based Compensation” for further discussion.

Income Taxes

We recognize our quarterly provision for income taxes based on our estimated full year projected effective tax rate. We estimate our effective tax rate based on projections of our income before taxes for the full fiscal year. However, events that occur in a quarter are reflected as discrete items, which could impact the tax rate. In the period that we file our annual tax returns, we true up our provision for income taxes to reflect any difference between our estimated provision and our filed tax return.

In the first quarter of fiscal 2008, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 addresses the accounting for and disclosure of uncertainty in income tax positions by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements.

Goodwill and Intangible Assets

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. The fair value of each of our reporting units is determined by using a discounted cash-flow model which considers a number of factors, including estimated future cash-flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimate of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. Our fiscal 2008 impairment test of goodwill, which was performed in the third quarter of fiscal 2008, resulted in no impairment charge.

The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 28, 2007	$39,364
Goodwill acquired – Coding Technologies AB (see Note 5)	212,928
Translation adjustments	21,260

Balance at June 27, 2008	$273,552

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), requires that long-lived assets, including intangible assets, with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships and contracts, and are amortized on a straight-line basis over their useful lives ranging from four to 15 years. No intangible or long-lived assets were impaired as of June 27, 2008.

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities which are reflected as a component of stockholders’ equity. The components of comprehensive income were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 29, 2007	June 27, 2008	June 29, 2007	June 27, 2008
	(in thousands)
Net income	$29,685	$46,448	$98,673	$150,899
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	3,355	1,223	8,109	17,360
Net unrealized losses on available-for-sale securities, net of tax (see Note 2)	(135)	(768)	(262)	(2,901)

Comprehensive income	$32,905	$46,903	$106,520	$165,358

Withholding Taxes

Licensing revenue is recognized gross of withholding taxes that are remitted by our licensees directly to their local tax authorities. Withholding taxes were $2.7 million and $4.5 million in the third quarter of fiscal 2007 and 2008, respectively. Withholding taxes were $9.4 million and $13.1 million in the fiscal year-to-date periods ended June 29, 2007 and June 27, 2008, respectively. Sales tax is accounted for on a net basis and is excluded from revenues.

2.	Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 28, 2007 and June 27, 2008 consisted of the following:

	September 28, 2007	June 27, 2008
	(in thousands)
Cash and cash equivalents:
Cash	$128,061	$107,294
Cash equivalents:
Money market funds (tax exempt)	239,198	231,218
Municipal debt securities (tax exempt)	—	31,395
U.S. government agency securities	1,208	—

Total cash and cash equivalents	368,467	369,907

Investments:
U.S. government agency securities	113,967	8,635
Auction rate certificates (tax exempt)	103,950	71,460
Variable rate demand notes (tax exempt)	54,900	—
Municipal debt securities (tax exempt)	30,830	148,386
Equity investment	794	609

Total investments	304,441	229,090

Total cash, cash equivalents and investments	$672,908	$598,997

At June 27, 2008, we held tax-exempt auction rate certificates (ARCs) with a par value of $75.2 million. These certificates are secured by pools of student loans and guaranteed either by state-designated guaranty agencies or the U.S. government. Auctions for these instruments began failing during the second quarter of fiscal 2008 and continued to fail in the third quarter of fiscal 2008. Additionally, a liquid secondary market has not developed for these instruments. We believe that the market may take more than twelve months to recover. ARCs are classified as available-for-sale securities and reflected at fair value on the condensed consolidated balance sheet. We determined that the decline in the market value of these securities is not other-than-temporary and recorded an unrealized loss of $3.7 million to accumulated other comprehensive income in the third quarter of fiscal 2008. If we determine that any future decline in the valuation of the ARCs is other-than temporary, it will be recorded as a component of net income. We continue to classify our investments in ARCs as long-term investments on the condensed consolidated balance sheet at June 27, 2008, based on our ability and intent to hold for more than one year.

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of September 28, 2007 was as follows:

	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Money market funds	$239,198	$—	$—	$239,198
U.S. government agency securities	115,026	149	—	115,175
Auction rate certificates	103,950	—	—	103,950
Variable rate demand notes	54,900	—	—	54,900
Municipal debt securities	30,799	34	(3)	30,830
Equity investment	794	—	—	794

Cash equivalents and investments	$544,667	$183	$(3)	$544,847

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of June 27, 2008 was as follows:

	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Money market funds	$231,218	$—	$—	$231,218
U.S. government agency securities	8,648	40	(53)	8,635
Auction rate certificates	75,200	—	(3,740)	71,460
Municipal debt securities	179,935	260	(414)	179,781
Equity investment	609	—	—	609

Cash equivalents and investments	$495,610	$300	$(4,207)	$491,703

All of our investments in the tables above, except for the equity investment, are classified as available-for-sale and are recorded at fair market value on the condensed consolidated balance sheet. The equity investment represents equity securities that we have accounted for under the cost method and classified as long-term investments based on our ability and intent to hold for more than one year.

The following table shows the gross unrealized losses and fair values of investments that were in an unrealized loss position as of June 27, 2008:

	Less than 12 months		12 months or greater		Total
	Fair Values	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses
	(in thousands)
Auction rate certificates	$68,460	$(3,740)	$—	$—	$68,460	$(3,740)
U.S. government agency securities	4,947	(53)	—	—	4,947	(53)
Municipal debt securities	108,929	(414)	—	—	108,929	(414)

Total	$182,336	$(4,207)	$—	$—	$182,336	$(4,207)

The unrealized losses on our investments in municipal debt securities and U.S. government agency securities were caused primarily by changes in interest rates. We attribute the unrealized losses on our investments in auction rate certificates to liquidity problems in the auction market, which we believe to be temporary. We have the ability to hold these securities until we recover any unrealized losses. As a result, we do not consider any investment in an unrealized loss position at June 27, 2008 to be other-than-temporarily impaired.

Accounts Receivable

Accounts receivable consists of the following:

	September 28, 2007	June 27, 2008
	(in thousands)
Trade accounts receivable	$25,245	$22,060
Amounts receivable related to patent administration program	2,634	20,972
Other accounts receivable	1,189	4,718

	29,068	47,750
Less: Allowance for doubtful accounts	(903)	(1,817)

Accounts receivable, net of allowance	$28,165	$45,933

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 28, 2007	June 27, 2008
	(in thousands)
Raw materials	$4,799	$7,277
Work in process	2,723	3,781
Finished goods	7,361	10,942

Inventories	$14,883	$22,000

Goodwill and Intangible Assets

Following is a summary of goodwill and intangible assets:

	September 28, 2007	June 27, 2008
	(in thousands)
Amortized intangible assets:
Acquired patents and technology	$30,986	$60,361
Customer relationships	70	30,270
Customer contracts	—	5,300
Other intangibles	12,278	12,378

	43,334	108,309
Less: Accumulated amortization	(7,945)	(17,558)

Intangible assets, net	$35,389	$90,751

Non-amortized intangible assets:
Goodwill	$39,364	$273,552

Amortization expense associated with our intangible assets was $1.0 million and $3.0 million in the third quarters of fiscal 2007 and 2008, respectively, and is included in cost of licensing, cost of product sales, and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Amortization expense associated with our intangible assets was $2.1 million and $9.4 million for the fiscal year-to-date periods ended June 29, 2007 and June 27, 2008, respectively. The increase in intangible assets and goodwill from September 28, 2007 to June 27, 2008 was primarily due to the acquisition of Coding Technologies AB (Coding Technologies) in November 2007. See Note 5, “Business Combinations” for further discussion regarding the acquisition of Coding Technologies.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 28, 2007	June 27, 2008
	(in thousands)
Accounts payable	$9,281	$8,431
Accrued royalties	31,051	31,994
Amounts payable to joint licensing program partners	25,781	42,770
Accrued compensation and benefits	30,347	39,751
Accrued professional fees	3,593	3,068
Current portion of litigation settlement (see Note 6)	2,592	2,582
Other accrued liabilities	16,423	14,716

Accounts payable and accrued liabilities	$119,068	$143,312

Accrued royalties include amounts related to an ongoing dispute regarding the terms of a license agreement with an unrelated patent licensor. From the third quarter of fiscal 2006 through the third quarter of fiscal 2007, we had been accruing royalties related to this matter. We have informed the patent licensor that we may have overpaid them under the terms of the licensing agreement. The patent licensor has claimed that we have underpaid them under the terms of the licensing agreement. In the fourth quarter of fiscal 2007, we determined that it was appropriate to cease accruing additional royalties related to this dispute. We continue to try to resolve this matter with the patent licensor. We believe the amounts accrued as of June 27, 2008 are sufficient to cover any potential exposure we may have related to this dispute.

Accumulated Other Comprehensive Income

Accumulated foreign currency translation gains, net of tax were $11.3 million and $28.6 million at September 28, 2007 and June 27, 2008, respectively. At September 28, 2007, we had accumulated net unrealized gains, net of tax, on available-for-sale securities of $0.2 million. At June 27, 2008, we had accumulated net unrealized losses, net of tax, on available-for-sale securities of $2.7 million. Accumulated unrealized losses at June 27, 2008, primarily reflects the temporary impairment of our auction rate certificates discussed earlier in Note 2, “Composition of Certain Financial Statement Captions.”

3.	Income Tax Uncertainties

In the first quarter of fiscal 2008, we adopted the provisions of FIN 48. FIN 48 addresses the accounting for and disclosure of uncertainties in income tax positions by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements.

The cumulative effect of adopting FIN 48 was a decrease in tax reserves of $0.3 million, resulting in an increase of $0.3 million in our beginning retained earnings balance. Upon adoption of FIN 48, we recorded $11.2 million to non-current liabilities, which represented a gross liability for unrecognized tax benefits of $7.9 million, interest of $1.2 million and penalties of $2.1 million. Additionally, we recorded $5.3 million to non-current deferred income tax assets for the effects of potential foreign tax credits, federal deduction of state income taxes and deductibility of interest expense. The net liability of $5.9 million, if recognized, would unfavorably affect our effective tax rate. We do not anticipate a significant change in our unrecognized tax benefits in the next twelve months.

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

For the fiscal year-to-date period ended June 27, 2008, we recorded additional non-current liabilities related to FIN 48 tax uncertainties of $4.9 million, which consists of a gross liability of $3.6 million, interest of $0.8 million and penalties of $0.5 million. Of the $4.9 million, $0.8 million associated with the acquisition of Coding

Technologies was recorded to goodwill. The remaining amounts are reflected in the provision for income taxes. It is reasonably possible that our liability for unrecognized tax benefits related to Coding Technologies could change based on our finalization of the purchase price allocation, which we expect to complete by the end of fiscal 2008.

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

We utilize stock-based awards as a form of compensation for employees, officers, directors and non-employee consultants. Net income included $5.1 million and $14.8 million in stock-based compensation expense for the third quarter of fiscal 2007 and the fiscal year-to-date period ended June 29, 2007, respectively. Net income included $5.6 million and $17.2 million in stock-based compensation expense for the third quarter of fiscal 2008 and the fiscal year-to-date period ended June 27, 2008, respectively.

Stock Options. We have granted stock options to our employees, officers and directors under our 2005 Stock Plan and our 2000 Stock Incentive Plan. We utilize the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 29, 2007	June 27, 2008	June 29, 2007	June 27, 2008
Expected term (in years)	5.09	5.03	5.71	5.08
Expected stock price volatility	40.1%	43.6%	43.5%	43.1%
Risk-free interest rate	4.6%	3.0%	4.6%	2.9%
Dividend yield	—	—	—	—

Stock-based compensation expense is recorded net of estimated forfeitures. In the third quarter of fiscal 2007 we utilized an estimated annualized forfeiture rate of 5.6%, compared to approximately 4.8% in the third quarter of fiscal 2008.

The following table summarizes information about stock options issued to officers, directors, employees and non-employee consultants under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 28, 2007	7,609	$12.73
Grants	1,361	46.36
Exercises	(1,913)	5.71
Forfeitures and expirations	(137)	29.20

Options outstanding at June 27, 2008	6,920	20.92	7.2	$136,899

Options exercisable at June 27, 2008	3,203	7.27	5.6	$102,718

Aggregate intrinsic value is based on the closing price of our common stock on June 27, 2008 of $39.35 and excludes the impact of options that were not in-the-money. The weighted-average fair value of stock options on the date of grant was $14.86 and $16.85 for the third quarter of fiscal 2007 and 2008, respectively. The weighted-average fair value of stock options on the date of grant was $13.95 and $19.43 for the fiscal year-to-date periods ended June 29, 2007 and June 27, 2008, respectively.

Restricted Stock Units. We grant restricted stock units to certain employees, officers and directors under our 2005 Stock Plan. These awards generally vest over four years, with equal annual cliff-vesting. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized over the requisite service period. In the third quarter of fiscal 2008, we granted approximately 25,000 restricted stock units at a weighted-average fair value of $43.48 per unit.

Employee Stock Purchase Plan. In January 2005, our board of directors adopted and our stockholders approved our Employee Stock Purchase Plan (ESPP), which allows eligible employees to have up to 10 percent of their eligible compensation withheld and used to purchase Class A common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than one thousand shares in an offering period, whichever is less. The ESPP became effective on February 16, 2005, and the first purchase took place on November 15, 2005. Prior to February 5, 2008, the plan allowed for a purchase price equal to 95 percent of the closing price on the New York Stock Exchange on the last day of the purchase period. On February 5, 2008, the plan was amended to allow for a purchase price equal to 85 percent of the closing price on the New York Stock Exchange on the last day of the purchase period commencing with the offering period on May 15, 2008. Under the ESPP, substantially all employees may purchase Class A common stock through payroll withholdings. Our ESPP is now considered compensatory under SFAS 123R. In the third quarter of fiscal 2008, we recorded compensation expense of $0.1 million for our ESPP. Our ESPP does not have a look-back option and is classified as a liability award. At June 27, 2008, our accrued liabilities included $0.5 million towards employee withholdings and related compensation cost. The ESPP liability will be settled on the purchase date, November 17, 2008, through the issuance of Class A common stock based on the market price on the purchase date.

5.	Business Combinations

In the first quarter of fiscal 2008, we acquired all of the outstanding equity interests of Coding Technologies, a privately held provider of audio compression technologies for the mobile, digital broadcast and internet markets. The aggregate cost of the acquisition was approximately $253 million, net of acquired cash, including approximately $6 million in transaction costs. We believe the acquisition of Coding Technologies will increase our presence in the mobile, broadcast, digital radio and digital music download markets. The results of Coding Technologies’ operations from November 9, 2007, are included in our results of operations.

The allocation of the purchase price is preliminary and is therefore subject to change. We expect to complete the allocation by the end of fiscal 2008. The aggregate cost of the acquisition, net of acquired cash, was allocated as follows:

	Total Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Goodwill	$212,928	n/a
Developed technology	23,700	8
Customer contracts	5,300	4
Backlog	100	4
Customer relationships	30,200	9
Deferred tax liability	(17,300)	n/a
Acquired liabilities, net	(1,752)	n/a

Total purchase price	$253,176

6.	Legal Proceedings

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the condensed consolidated balance sheet using a discount rate of 5.125%, which approximated our incremental cost of borrowing rate. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying condensed consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of September 28, 2007 and June 27, 2008, we had $12.0 and $9.0 million, respectively, remaining to be paid under this settlement.

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

Revenue by geographic region, which was determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for product sales, and the location where services were performed for service revenue, was as follows:

	Revenue by Geographic Region
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 29, 2007	June 27, 2008	June 29, 2007	June 27, 2008
		(in thousands)
United States	$43,553	$54,072	$100,081	$159,273
International	76,060	100,245	252,984	317,828

Total revenue	$119,613	$154,317	$353,065	$477,101

The concentration of our revenue from individual countries or geographic regions was as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 29, 2007	June 27, 2008	June 29, 2007	June 27, 2008
United States	36%	35%	28%	33%
Japan	18%	20%	21%	21%
Europe	17%	16%	20%	18%
Taiwan	11%	12%	11%	11%
China	8%	8%	11%	8%
Other	10%	9%	9%	9%

In the third quarter of fiscal 2007, revenue from two licensing customers represented $13.0 million and $12.8 million, or 11%, of total revenue for each customer. In the third quarter of fiscal 2008, revenue from one customer represented $18 million, or 12%, of total revenue. Revenue from one customer accounted for $35.3 million, or 10%, of total revenue for the fiscal year-to-date period ended June 29, 2007. Revenue from one customer accounted for $59.1 million, or 12%, of total revenue for the fiscal year-to-date period ended June 27, 2008.

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Long-Lived Tangible Assets by Geographic Region
	September 28, 2007	June 27, 2008
	(in thousands)
United States	$60,237	$60,023
International	25,315	25,752

Total long-lived tangible assets, net of accumulated depreciation	$85,552	$85,775

Long-lived tangible assets, which consist of property, plant and equipment, net of accumulated depreciation, held in the United Kingdom were $22.1 million and $21.0 million at September 28, 2007 and June 27, 2008, respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measures (SFAS 157). SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. This standard was issued to be effective for fiscal years beginning after November 15, 2007. The FASB approved a one-year deferral of adoption of the standard as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157. In addition, the FASB has excluded leases from the scope of SFAS 157 with the issuance of FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. We do not expect the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R). SFAS 141R requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under Statement 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS 141R will have on our consolidated financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the company’s financial position, results of operations, and cash flows of the entity. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 removes the requirement of SFAS 142, “Goodwill and Other Intangible Assets” for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of adopting FSP FAS 142-3.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on our consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: demand for and future revenues from the sale of consumer electronics products incorporating our technologies, including traditional and Blu-ray DVD players; growth opportunities in the consumer electronics market; opportunities to incorporate our technologies in markets outside the traditional consumer electronics market or to deliver technology solutions in areas beyond sound; the impact of inclusion of certain of our technologies in audio standards; the rate of adoption of and sales of Blu-ray DVD players; diversification of sources of licensing revenue; demand for and future revenues from incorporation of our technologies in personal computers; increase in sales of our products and demand for consumer electronics products containing our technologies in emerging economies; concentration of manufacturing of consumer electronic products containing our technologies in emerging economies and the associated challenges in royalty collection and intellectual property enforcement; pricing strategies for our digital cinema product and competitive pricing pressures for our cinema products; the pace of the movie industry’s transition to digital cinema and our expected revenue associated with the transition; the expected timing of revenue and cost recognition for a number of digital cinema systems; our expected licensing, product sales and product services gross margins; our expected selling, general and administrative expenses and research and development expenses for the remainder of fiscal 2008; our expected effective tax rate for the remainder of fiscal 2008; our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for goodwill, accounting for income taxes, stock-based compensation; calculations of royalties due to our licensors; statements regarding the sufficiency of our cash reserves; our ability to liquidate and fully recover the carrying value of our auction rate certificates in the near term; and our expected rate of return on investments. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including: the rate of growth of the markets for consumer electronics that include our technologies; whether our technologies will continue to be included on certain personal computer operating systems; whether PC manufacturers will continue to include DVD software applications on personal computers that include Windows Vista Home Premium Edition or Ultimate Edition; whether sales of personal computers with the Home Premium Edition or the Ultimate Edition will be strong; whether our technologies are selected for and remain part of audio standards; the rate of deployment and adoption of Blu-ray DVD players; the extent to which our expectations regarding new licensing markets are realized; the extent to which consumer electronics manufacturers concentrate their production in emerging economies that present royalty collection and intellectual property enforcement challenges; the extent to which consumers in emerging economies elect to purchase products containing our technologies; the extent to which professionals using our equipment continue to demand innovative technology solutions developed by us; our ability to tailor our traditional model of selling to respond to market trends; whether our competitors are able to develop and sell alternative digital cinema technologies to our customers; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; the accuracy of our calculations of royalties due to our licensors; fluctuations in interest rates; the extent to which auctions for auction rate certificates continue to fail; and risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results. The periods presented herein consist of our third quarters and fiscal year-to-date periods ended June 29, 2007 and June 27, 2008. Our fiscal quarter periods ended June 29, 2007 and June 27, 2008, both consist of 13 weeks and our fiscal year-to-date periods ended June 29, 2007 and June 27, 2008 both consist of 39 weeks. Our 2008 fiscal year consists of 52 weeks and ends on September 26, 2008. The results for the fiscal quarter and fiscal year-to-date period ended June 27, 2008 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 26, 2008.

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

Our objective is to be an essential element in the best entertainment technologies by delivering innovative and enduring technologies that enrich the entertainment experience. We believe that our well recognized brand and established history of successful innovation put us in a position to expand the use of our technologies in existing and new markets and to capitalize on key trends in digital entertainment, such as the transition to high definition television, digital cinema, space efficient home theatre systems, portable media and an increasing number of media delivery channels.

We deliver technologies, products, and services at each critical stage of the entertainment chain - content creation, content distribution and content playback. We work closely with content creators, including filmmakers, television producers, music producers, and video game designers to incorporate Dolby technologies in entertainment content. As a result, we believe we are well positioned to work with entertainment distributors to deliver that content with our technologies, whether through 35 millimeter film or digital content for theatres, DVDs, broadcasts or the internet. By working successfully to encode and distribute content with Dolby technologies, we are able to license our decoding technologies to consumer electronics manufacturers and independent software vendors for consumer playback and sell our cinema equipment for large scale public playback in movie theatres. Our involvement across the entertainment chain has resulted in a globally recognized brand and we believe this helps us introduce technologies and services into new areas.

We are a global organization. We operate as a single reportable segment on an enterprise-wide basis. We generate revenue by licensing our technologies to manufacturers of consumer electronics products and independent software vendors, and selling our professional products and related services to entertainment content creators, producers, and distributors. We have licensed our technologies to manufacturers in approximately 35 countries and our licensees distribute products incorporating our technologies throughout the world. We sell our products and services in over 50 countries. In fiscal 2006, fiscal 2007 and the fiscal year-to-date period ended June 27, 2008 revenue from outside the United States was 74%, 70% and 67% of our total revenue, respectively.

Opportunities, Challenges and Risks

Licensing revenue constitutes the majority of our total revenue, representing 77%, 80% and 84% of total revenue in fiscal 2006, fiscal 2007 and the fiscal year-to-date period ended June 27, 2008, respectively. We categorize our licensing revenue into the following markets:

•	Consumer electronics (CE) market – primarily comprised of DVD players, DVD recorders, audio/video receivers and home-theatres-in-a-box.

•	Personal computer (PC) market – primarily comprised of software DVD players and Microsoft Windows Vista Home Premium and Ultimate Editions.

•	Broadcast market – primarily comprised of televisions and television set-top boxes.

•	Gaming market – primarily comprised of video-game consoles.

•	Mobile – primarily comprised of mobile phones.

•	Automotive market – primarily comprised of in-car DVD players.

•	Licensing services – revenue from the administration of joint licensing programs.

Historically, the consumer electronics market, which is driven primarily by revenue attributable to sales of DVD players, has been our largest market, generating just over 50% of our licensing revenue in fiscal 2005, approximately 45% in fiscal 2006, and just under 40% in fiscal 2007. The decrease in the consumer electronics market as a percentage of total licensing revenue has been due primarily to faster revenue growth in our other markets, primarily the PC and broadcast markets. We expect Blu-ray DVD players for high-definition content to be a growth opportunity in the consumer electronics market. Dolby Digital has been selected as a mandatory audio standard and Dolby Digital Plus and Dolby TrueHD have been selected as optional audio standards in the Blu-ray Disc format. The release and consumer adoption of Blu-ray DVD players has been slower than expected due, in part, to the competition between HD-DVD and Blu-ray Disc formats. Even though uncertainty over the disc format was resolved in February 2008 when Toshiba Corporation announced that it would cease manufacturing HD-DVD players, the rate of consumer adoption of Blu-ray DVD players is uncertain and may be slower than past growth rates of standard definition DVD players.

We are continuing to attempt to diversify our sources of licensing revenue by actively promoting the incorporation of our technologies for use in growing markets outside of our consumer electronics market, such as PC, broadcast, gaming, mobile and automotive. As a result, while revenue from our consumer electronics market increased in fiscal 2007, it decreased as a percentage of our licensing revenue compared to fiscal 2006 and this trend has continued in fiscal 2008. Any future growth in the PC, broadcast, gaming, mobile and automotive markets may not fully offset a potential decline in the growth of revenue generated from our consumer electronics market.

Our personal computing market, which represented over 25% of our licensing revenue in fiscal 2005, just over 30% in fiscal 2006, and approximately 35% in fiscal 2007, has been primarily driven by sales of software DVD players and to a lesser extent, DVD authoring applications. Historically, PC manufacturers have frequently included DVD playback functionality as part of the software applications included in their products. In fiscal 2007, Microsoft introduced its Windows Vista operating system. Two of the six editions of this operating system, the Windows Vista Home Premium Edition and the Windows Vista Ultimate Edition, include Dolby technologies which help enable DVD playback functionality and DVD authoring capabilities. Since shipments of Windows Vista began in February 2007, sales of personal computers for the consumer market offered with the Home Premium Edition have been strong. In addition, many major PC manufacturers continue to include additional branded software applications with DVD playback capabilities and other features which were not provided in the Microsoft operating systems. This contributed to an increase in licensing revenue from our PC market in the second half of fiscal 2007 and the fiscal year-to-date period ended June 27, 2008. Additionally, through our PC Entertainment Experience, we are licensing a greater number of our technologies into entertainment-oriented PCs.

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

Our broadcast market, which is primarily driven by demand for Dolby Digital in televisions and set-top boxes, represented approximately 10% of our licensing revenue in fiscal 2005, just over 10% in fiscal 2006 and just over 15% in fiscal 2007. Our broadcast market has benefited from the transition from analog televisions to digital televisions, including high-definition televisions (HDTV). We expect this trend to continue, and as a result, we expect revenue from our broadcast market to continue to increase in the remainder of fiscal 2008.

Revenue generated from our gaming and automotive market has primarily been driven by sales of video-game consoles and in-car entertainment systems with Dolby Digital and ATRAC technology. Revenue generated by our licensing services market has primarily been driven by demand for MPEG 4 audio and MPEG 2 audio technologies used in portable music devices. Revenue from our mobile market is primarily driven by demand for our high-efficiency AAC (HE-AAC) technology incorporated into mobile devices, such as cell phones.

We also have introduced new technologies, including Dolby Volume, and high-dynamic range image technologies, Dolby Contrast and Dolby Vision. Our Dolby Volume technology controls the loudness of audio playback to provide a constant volume level, while maintaining the integrity of the signal. Dolby Contrast provides enhanced contrast, while Dolby Vision combines enhanced contrast with extended brightness and dynamic range for LCD televisions with LED backlighting technology. We have not generated any significant revenue from these technologies and we expect this trend to continue for the next several quarters.

In the first quarter of fiscal 2008, we acquired all of the outstanding equity interests of Coding Technologies, a privately held provider of audio compression technologies for the mobile, digital broadcast and internet markets. We believe the acquisition of Coding Technologies will increase our presence in the mobile, broadcast, digital radio, and digital music download markets. Our ability to capitalize on the acquisition is subject to risks and uncertainties including the possibility that anticipated benefits may not be realized, integration risks, shifts in customer demand, and technology risks.

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

Product sales consists of revenue from the sale of equipment to cinema operators and broadcasters, representing 17%, 14% and 11% of total revenue in fiscal 2006, fiscal 2007 and the fiscal year-to-date period ended June 27, 2008, respectively.

Our cinema products, which represented approximately 79% of product sales in fiscal 2005, 75% of product sales in fiscal 2006, and 71% of product sales in fiscal 2007, are primarily used to read and decode film soundtracks, calibrate cinema sound systems and to adapt analog cinema audio systems into digital audio formats. Our digital cinema products load, store, decrypt and decode digital film files for presentation on a digital projector, as well as provide 3D capabilities. Sales of our cinema products and services tend to fluctuate based on the underlying trends in the motion picture industry. A significant trend in the cinema industry is the adoption of digital cinema. Digital cinema offers the motion picture industry possible means to achieve substantial cost savings in printing and distributing movies, to combat piracy, and to enable movies to be played repeatedly without degradation in image and audio quality. In fiscal 2005, we introduced our Dolby Digital Cinema system, which allows for the storage and playback of digital content. The cinema industry is in the early stages of adoption of digital cinema systems and we expect that exhibitors constructing new theatres or upgrading existing theatres will generally choose digital cinema over traditional film cinema. Digital cinema is based on open standards, which unlike traditional cinema, does not include our proprietary audio formats. As the market for digital cinema grows, we continue to face more competitive pricing pressure than we have historically experienced for traditional cinema products, which adversely impacts our product sales gross margins and digital cinema system market share. If our digital cinema systems are not widely deployed, our future prospects in digital cinema will be limited and our business could be materially and adversely affected. As the film industry continues to adopt digital cinema, if we do not adapt our traditional cinema products and services to meet the demands of the digital cinema market, the demand for our traditional cinema products will decline.

In fiscal 2007, we introduced Dolby 3D Digital Cinema technology, which delivers a 3D experience when combined with a digital cinema system. We face challenges surrounding the adoption of our 3D technology due to competition and because our technology requires that exhibitors use re-usable 3D glasses, which may not be a model that exhibitors want to adopt.

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

Our services revenue, which represented 6%, 6% and 5% of total revenue in fiscal 2006, fiscal 2007 and the fiscal year-to-date period ended June 27, 2008, respectively, is primarily tied to the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work stoppages within the motion picture industry as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

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

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. The fair value of each of our reporting units is determined by using a discounted cash-flow model which considers a number of factors, including estimated future cash-flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimation of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. We use judgment in determining the estimated fair value of our reporting units, which include making assumptions of our future cash flows for each reporting unit. Our fiscal 2008 impairment test of goodwill, which was performed in the third quarter of fiscal 2008, resulted in no impairment charge. Fluctuations in our fair value, which may result from changes in economic conditions, our results of operations and other factors, relative to the carrying value, could result in impairment charges in future periods.

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

Results of Operations

Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	June 29, 2007	June 27, 2008	$	%	June 29, 2007	June 27, 2008	$	%
	($ in thousands)
Revenue:
Licensing	$94,795	$127,558	$32,763	35%	$283,812	$399,607	$115,795	41%
Percentage of total revenue	79%	83%			80%	84%
Product sales	17,191	18,060	869	5%	47,870	53,698	5,828	12%
Percentage of total revenue	14%	12%			14%	11%
Services	7,627	8,699	1,072	14%	21,383	23,796	2,413	11%
Percentage of total revenue	7%	6%			6%	5%

Total revenue	$119,613	$154,317	$34,704	29%	$353,065	$477,101	$124,036	35%

Licensing. The 35% increase in licensing revenue from the third quarter of fiscal 2007 to the third quarter of fiscal 2008 was primarily due to increases in our personal computer and broadcast markets. The increase in revenue from our PC market was primarily driven by continued strength in shipments of notebook computers, many of which include third party DVD software and/or Microsoft Vista Home Premium or Ultimate Editions, all of which contain Dolby technologies. In addition, licensing revenue in the third quarter of fiscal 2008 benefited from a growing number of consumer notebook computer shipments with Dolby PC Entertainment Experience, compared to the third quarter of fiscal 2007. The increase in revenue from our broadcast market has been driven by an increase in the number of digital televisions in North America and Europe that incorporate Dolby Digital compared to the same period a year ago, as well as shipments of set-top boxes that incorporate our technologies. Our mobile market also contributed to the increase in licensing revenue due to the inclusion of HE-AAC technology, obtained in the acquisition of Coding Technologies, incorporated into mobile devices such as cell phones.

The 41% increase in licensing revenue from the fiscal year-to-date period ended June 29, 2007 to the fiscal year-to-date period ended June 27, 2008 was driven by increases in all our markets, most notably our PC and broadcast markets for the same reasons discussed above with respect to the third quarter of fiscal 2008. In addition, revenues from our PC market increased considerably because in fiscal 2007, Microsoft Vista did not contribute to our licensing revenue until the third fiscal quarter.

Product Sales. The 5% increase in product sales from the third quarter of fiscal 2007 to the third quarter of fiscal 2008 was due to sales of our 3D products, which were not available in the third quarter of fiscal 2007, as well as an increase in sales of our digital cinema audio and broadcast products. These increases were partially offset by a decrease in sales of our traditional cinema audio products. As the cinema industry transitions to the use of digital cinema audio equipment, we expect sales of our traditional cinema audio products to continue to decline in future periods. We have developed a solution for digital cinema, but have not recognized all of the revenue related to sales of our digital cinema products due to certain obligations which we have yet to satisfy. We currently have approximately $23 million of deferred revenue related to digital cinema sales.

The 12% increase in product sales from the fiscal year-to-date period ended June 29, 2007 to the fiscal year-to-date period ended June 27, 2008 was driven mainly by an increase in sales of our 3D products, as well as increases in our broadcast products, partially offset by a decrease in sales of our traditional cinema products.

Services. The 14% increase in services revenue from the third quarter of fiscal 2007 to the third quarter of fiscal 2008 and the 11% increase in services revenue from the from the fiscal year-to-date period ended June 29, 2007 to the fiscal year-to-date period ended June 27, 2008 was primarily attributable to an increase in film services on original films as well as an increase in the price charged for those services.

Gross Margin

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 29, 2007	June 27, 2008	June 29, 2007	June 27, 2008
Gross margin:
Licensing gross margin percentage	91%	97%	91%	97%
Product sales gross margin percentage	53%	48%	49%	45%
Services gross margin percentage	61%	63%	60%	60%

Total gross margin percentage	84%	90%	83%	89%

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

In the fourth quarter of fiscal 2007, we determined that it was appropriate to cease accruing royalty expense related to an ongoing dispute with an unrelated patent licensor. As a result, our licensing gross margin was higher in the third quarter of fiscal 2008 than the third quarter of fiscal 2007. For further detail, see Note 2, “Composition of Certain Financial Statement Captions” for the discussion regarding accrued liabilities in the notes to our condensed consolidated financial statements. The increase in licensing gross margin was partially offset by the amortization of intangible assets that were acquired as part of the acquisition of Coding Technologies in the first quarter of fiscal 2008.

The increase in licensing gross margin from the fiscal year-to-date period ended June 29, 2007 to the fiscal year-to-date period ended June 27, 2008 was due to the same factors discussed above with respect to the third quarter of fiscal 2008.

Product Sales Gross Margin. Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Product sales gross margin decreased by 5% from the third quarter of fiscal 2007 to the third quarter of fiscal 2008, due to the decline in sales of our traditional cinema products and the increase in sales of our 3D products, which have lower margins than our traditional cinema products.

The decrease in product sales gross margin from the fiscal year-to-date period ended June 29, 2007 to the fiscal year-to-date period ended June 27, 2008 was due to the same factors discussed above with respect to the third quarter of fiscal 2008.

Upon satisfying certain obligations, we expect to recognize revenue and associated costs related to a number of digital cinema systems that are currently deferred. We currently expect to recognize these transactions in the first half of fiscal 2009. We expect that upon the eventual recognition, our product sales gross margins will be adversely impacted because these products were sold at a significantly lower margin than our other products. We currently have approximately $23 million of deferred revenue related to digital cinema sales.

Services Gross Margin. Cost of services primarily consists of the payroll and benefits costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. Services gross margin was relatively consistent from the third quarter of fiscal 2007 to the third quarter of fiscal 2008 and for the fiscal year-to-date period ended June 29, 2007 to the year to-date-period ended June 27, 2008.

Operating Expenses

	Fiscal Quarter Ended		Change			Fiscal Year-to-Date Ended		Change
	June 29, 2007	June 27, 2008	$	%		June 29, 2007	June 27, 2008	$	%
	($ in thousands)
Operating expenses:
Selling, general and administrative	$48,430	$54,979	$6,549	14%		$128,266	$161,275	$33,009	26%
Percentage of total revenue	40%	36%				36%	34%
Research and development	11,854	15,366	3,512	30%		31,650	44,998	13,348	42%
Percentage of total revenue	10%	10%				9%	9%
Gain on settlements	(350)	(250)	100	n/	a	(1,850)	(499)	1,351	n/	a
Percentage of total revenue	n/a	n/a				n/a	n/a

Total operating expenses	$59,934	$70,095	$10,161	17%		$158,066	$205,774	$47,708	30%

Selling, General and Administrative. Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, professional service fees and facility costs for our sales, marketing and administrative functions. The 14% increase in selling, general and administrative expenses from the third quarter of fiscal 2007 to the third quarter of fiscal 2008 was primarily due to an increase in personnel expenses and related occupancy and travel expenses. These increases were primarily driven by increases in headcount, bonus expense, annual pay increases for existing employees and stock-based compensation expense. Additionally, increases in amortization contributed to the increase in selling, general and administrative expenses for the quarter. Amortization expense increased due to an increase in intangible assets from the acquisitions of Coding Technologies in November 2007 and Brightside Technologies, Inc. (Brightside) in April 2007.

The increase in selling, general and administrative expenses from the fiscal year-to-date period ended June 29, 2007 to the fiscal year-to-date period ended June 27, 2008 was due to the same factors discussed above with respect to the third quarter of fiscal 2008.

Research and Development. Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The 30% increase in research and development expense from the third quarter of fiscal 2007 to the third quarter of fiscal 2008 was primarily driven by an increase in personnel expenses due to an increase in headcount, largely attributable to the acquisitions of Coding Technologies and Brightside, as well as increases in bonus expense, annual pay increases for existing employees and stock-based compensation expense.

The increase in research and development expenses from the fiscal year-to-date period ended June 29, 2007 to the fiscal year-to-date period ended June 27, 2008 was due to the same factors discussed above with respect to the third quarter of fiscal 2008.

Non-operating Income and Expenses

	Fiscal Quarter Ended		Change			Fiscal Year-to-Date Ended		Change
	June 29, 2007	June 27, 2008	$	%		June 29, 2007	June 27, 2008	$	%
	($ in thousands)
Interest income	$6,592	$3,481	$(3,111)	47%		$19,216	$13,777	$(5,439)	28%
Interest expense	(825)	(329)	496	60%		(1,751)	(1,324)	427	24%
Other non-operating expense	(8)	(491)	(483)	n/	a	(347)	(2,184)	(1,837)	n/	a

Non-operating income and expenses	$5,759	$2,661	$(3,098)	54%		$17,118	$10,269	$(6,849)	40%

Non-operating income and expenses primarily consist of interest income earned on cash, cash equivalent and investments. The decrease in interest income of 47%, from the third quarter of fiscal 2007 to the third quarter of fiscal 2008 was primarily due to lower investment balances as a result of the acquisition of Coding Technologies in November 2007 as well as lower interest rates. The interest expense is primarily derived from the outstanding balances on our facility debt obligations as well as interest expense incurred on an outstanding legal liability. For further detail, see Note 6, “Legal Proceedings” for the discussion regarding the outstanding legal liability in the notes to our condensed consolidated financial statements. The increase in other non-operating expenses from the third quarter of fiscal 2007 to the third quarter of fiscal 2008 was primarily due to losses from foreign currency transactions. Losses from foreign currency transactions were primarily due to the change in the value of the Euro relative to the U.S. dollar.

The decrease in interest income of 28%, from the fiscal year-to-date period ended June 29, 2007 to the fiscal year-to-date period ended June 27, 2008 was due to the same factors discussed above with respect to the third quarter of fiscal 2008. The increase in other non-operating expenses from the year-to-date period ended June 29, 2007 to the fiscal year-to-date period ended June 27, 2008, was primarily due to losses on our supplemental retirement plan.

Income Taxes

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 29, 2007	June 27, 2008	June 29, 2007	June 27, 2008
	($ in thousands)
Income taxes:
Provision for income taxes	$15,839	$24,117	$53,067	$78,516
Effective tax rate	35%	34%	35%	34%

Our effective tax rate is based upon our projection of annual fiscal year results. Our effective tax rate in the third quarter of fiscal 2007 was 35%, compared to 34% in the third quarter of fiscal 2008. The change in our effective tax rate from the third quarter of fiscal 2007 to the third quarter of fiscal 2008 was due to additional tax benefits identified in the fiscal 2007 tax return, which were recorded in the third quarter of fiscal 2008 as a result of a change in our estimate and an increase in Section 199 domestic production deduction benefits. The decrease in our effective tax rate was partially offset by a decreased impact of tax exempt interest income. Our effective tax rate was 35% for the fiscal year-to-date period ended June 29, 2007, compared to 34% for the fiscal year-to-date period ended June 27, 2008. The change in our effective tax rate for the fiscal year-to-date period ended June 29, 2007 to the fiscal year-to-date period ended June 27, 2008, was primarily due to additional tax benefits identified in the fiscal 2007 tax return, which were recorded in the fiscal 2008 as a result of a change in our estimate and an increase in Section 199 domestic production deduction benefits for fiscal 2008.

For United States federal income tax purposes, a corporation is generally considered to be a “personal holding company” under the United States Internal Revenue Code if (i) at any time during the last half of its taxable year more than 50% of its stock by value is owned, directly or indirectly, by virtue of the application of certain stock ownership attribution rules set forth in the Internal Revenue Code for purposes of applying the personal holding company rules, by five or fewer individuals and (ii) at least 60% of its adjusted ordinary gross income, as defined for United States federal income tax purposes, is “personal holding company income.” A personal holding company is subject to an additional tax on its undistributed after-tax income, calculated at the statutory tax rate, which is currently 15%. Since the personal holding company tax is imposed only on undistributed income, a personal holding company can avoid or mitigate liability for the tax, but not interest or penalties, by paying a dividend to its stockholders. We meet the ownership test as a personal holding company. Personal holding company income is generally passive income, including royalty income, but does not include certain qualifying software royalties. In July 2008, we received a private ruling from the Internal Revenue Service that, subject to certain factual representations, the licensing fees received by us will be considered qualifying software royalties. Therefore, given our current sources of revenue, we believe that neither we nor any of our subsidiaries is currently liable for personal holding company tax.

Liquidity and Capital Resources

The following table presents selected financial information for the fiscal quarters ended on the dates indicated:

	September 28, 2007	June 27, 2008
	(in thousands)
Cash and cash equivalents	$368,467	$369,907
Short-term investments	231,217	49,552
Long-term investments	73,224	179,538
Accounts receivable, net of allowance	28,165	45,933
Accounts payable and accrued liabilities	119,068	143,312
Working capital (a)	590,214	441,340

	June 29, 2007	June 27, 2008
	(in thousands)
Net cash provided by operating activities (fiscal year-to-date)	$105,477	$162,013
Capital expenditures (fiscal year-to-date) (b)	(6,945)	(7,666)
Acquisitions, net of acquired cash	(30,230)	(253,176)
Net cash used in investing activities (fiscal year-to-date)	(172,048)	(190,698)
Net cash provided by financing activities (fiscal year-to-date)	25,657	29,420

(a)	Working capital consists of total current assets less total current liabilities.

(b)	Capital expenditures primarily consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements and production and test equipment.

As of June 27, 2008, we had cash and cash equivalents of $369.9 million, compared to $368.5 million at September 28, 2007. In addition, at June 27, 2008, we had short-term and long-term investments of $229.1 million, compared to $304.4 million at September 28, 2007. We believe that our cash, cash equivalents and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Net cash provided by operating activities were $162.0 million for the fiscal year-to-date period ended June 27, 2008, compared to $105.5 million for the fiscal year-to-date period ended June 29, 2007. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. Cash flows from operating activities for the fiscal year-to-date period ended June 27, 2008 were primarily driven by net income of $150.9 million. Adjustments for non-cash items included stock-based compensation expense of $17.2 million and depreciation and amortization expense of $19.4 million, partially offset by an increase in deferred taxes of $20.5 million. Changes in working capital were primarily driven by increases in assets of $34.7 million, partially offset by increases in accounts payable and accrued liabilities of $19.6 million and deferred revenue of $18.3 million.

Net cash used in investing activities for the fiscal year-to-date period ended June 27, 2008 were primarily driven by the acquisition of Coding Technologies in November 2007 for approximately $253.2 million, net of acquired cash, partially offset by sales of available-for-sale securities of $70.1 million, net of purchases. Capital expenditures were $7.7 million for the fiscal year-to-date period ended June 27, 2008.

Net cash provided by financing activities were $29.4 million for the fiscal year-to-date period ended June 27, 2008. Cash flows from financing activities were primarily driven by proceeds and excess tax benefits from the exercise of stock options.

At June 27, 2008, we held tax-exempt auction rate certificates (ARCs) with a par value of $75.2 million. These certificates are secured by pools of student loans and guaranteed either by state-designated guaranty agencies or the U.S. government. Auctions for these instruments began failing during the second quarter of fiscal 2008 and continued to fail in the third quarter of fiscal 2008. Additionally, a liquid secondary market has not developed for these instruments. We believe that the market may take more than twelve months to recover. ARCs are classified as available-for-sale securities and reflected at fair value on the condensed consolidated balance sheet. We determined that the decline in the market value of these securities is not other-than-temporary and recorded an unrealized loss of $3.7 million to accumulated other comprehensive income in the third quarter of fiscal 2008. If we determine that any future decline in the valuation of the ARCs is other-than temporary, it will be recorded as a component of net income. We continue to classify our investments in ARCs as long-term investments on the condensed consolidated balance sheet at June 27, 2008, based on our ability and intent to hold for more than one year.

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of June 27, 2008:

	Payments Due by Period
	Remainder of Fiscal 2008	Fiscal 2009 to 2010	Fiscal 2011 to 2012	After Fiscal 2012	Total
	(in thousands)
Long-term debt (1)	$400	$3,346	$3,730	$2,539	$10,015
Operating leases (2)	1,770	12,258	10,271	10,400	34,699
Payments on litigation settlement (3)	—	6,000	3,000	—	9,000

Total	$2,170	$21,604	$17,001	$12,939	$53,714

(1)	We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant.

(2)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of June 27, 2008.

(3)	In April 2002, we settled a dispute with an unrelated third party and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. See Note 6 “Legal Proceedings” for further discussion.

Other Cash Obligations. Under the terms of the agreement to acquire all outstanding shares of our subsidiary, Cinea in September 2003, we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction through 2022. As of June 27, 2008, no additional purchase consideration had been paid and no liability is reflected on our balance sheet.

As of June 27, 2008, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in relation to the unrecognized tax benefits.

Recently Issued Accounting Standards

Refer to Note 8 of the Condensed Consolidated Financial Statements for our disclosure on “Recently Issued Accounting Standards.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments. As of June 27, 2008, we had cash and cash equivalents of $369.9 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $229.1 million, which consisted primarily of municipal debt securities, auction rate certificates and United States government agency securities with original maturities greater than 90 days. Many of these investments are subject to fluctuations in interest rates, which could impact our results. At June 27, 2008 the average investment maturity of our investment portfolio was less than six months. Based on our investment portfolio balance as of June 27, 2008, a hypothetical change in interest rates of 1% would have approximately a $2.0 million impact, and a change of 0.5% would have approximately a $1.0 million impact on the carrying value of our portfolio. Furthermore, a hypothetical change in interest rates of 1% would have approximately a $2.5 million impact, and a change of 0.5% would have approximately a $1.3 million impact on interest income over a one-year period.

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

Additionally, assets held by our foreign entities that are in currencies other than the foreign entities functional currency are exposed to changes in exchange rates. For example, our foreign entities have receivable balances denominated in U.S. dollars, which may not be the functional currency for those entities. Changes in exchange rates between the entities functional currency and the U.S. dollar are recorded to the statement of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 27, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Maintaining and strengthening the “Dolby” brand is critical to maintaining and expanding our licensing, products and services, as well as to our ability to enter new markets for our sound and other technologies. Our continued success depends, in part, on our reputation for providing high quality products, services and technologies across a wide range of entertainment industries, including the consumer electronics products industry. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business and prospects will suffer. Moreover, we believe that the likelihood that our technologies will be adopted as industry standards in various markets and for various applications depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to accept, as an industry standard, technologies developed by a well-respected and well-known brand. Maintaining and strengthening our brand will depend heavily on our ability to continue to develop innovative technologies for the entertainment industry, successfully enter into new markets and to continue to provide high quality products and services, which we may not do successfully.

We do not expect sales of traditional consumer DVD players to sustain their past growth rates. To the extent that sales of DVD players and home theatre systems level off or decline, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of DVD players and home theatre systems incorporating our technologies. However, as the markets for DVD players continue to mature, we do not expect sales of traditional consumer DVD players to sustain their past growth rates. As sales of DVD players and home theatre systems level off or decline, our licensing revenue will be adversely affected. Additionally, the release and consumer adoption of Blu-ray DVD players has been delayed, largely due to two competing incompatible disc formats, resulting in delayed consumer adoption of Blu-ray DVD players. Even though the uncertainty regarding the competing disc format conflict was resolved in February 2008 when Toshiba Corporation announced that it would cease manufacturing HD-DVD players, the rate of consumer adoption of Blu-ray DVD players is uncertain and may be slower than past growth rates of traditional DVD players. Slow consumer adoption of Blu-ray DVD players as well as the leveling off or decline of traditional DVD player license sales, could adversely affect our licensing revenue. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with those new technologies, our business, operating results and prospects will be adversely affected.

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

Our business is particularly exposed to adverse changes in general economic conditions, because products that incorporate our technologies are entertainment oriented and generally discretionary goods. A slowdown or decline in U.S. or foreign economic growth may adversely affect consumer confidence, disposable income or spending. As a result, sales by our licensees of consumer electronics and other products incorporating our technologies may not grow as rapidly as in prior periods or may even decrease, which could adversely affect our licensing revenue. In addition, any slowdown in consumer spending may negatively impact the motion picture industry and cinema owners, which could result in decreased growth, or potentially a decrease, in product sales and services, which could adversely affect our revenue.

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

We expect that the future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new opportunities for our technologies, including:

•	Digital television and radio broadcasting;

•	HDTV;

•	Personal computer technology;

•	Blu-ray DVD;

•	Video-game consoles and video-games;

•	Imaging;

•	Home DVD recording;

•	Personal audio and video players, including internet music applications;

•	Broadband internet;

•	Mobile devices; and

•	In-car entertainment systems.

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

The markets for our products and the markets for consumer electronics products using our licensed technologies are characterized by rapid change and technological evolution. We will need to expend considerable resources on research and development, or acquisitions, in the future in order to continue to design and deliver enduring, innovative entertainment products and technologies. Despite our efforts, we may not be able to develop, or acquire, and effectively market new products, technologies and services that adequately or competitively address the needs of the changing marketplace. For example, we cannot provide assurance that Dolby Volume, Dolby’s volume leveling solution designed to address the annoyances of inconsistent loudness, or Dolby 3D Digital Cinema, Dolby’s 3D digital cinema solution, will address the needs of the marketplace, be effectively marketed or be successful technologies. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere. Our future success depends to a great extent on our ability to develop, or acquire, and deliver innovative technologies that are widely adopted in response to changes in the entertainment industry and that are compatible with the technologies or products introduced by other entertainment industry participants.

If we are unable to expand our business into non-sound technologies, our future growth could be limited.

Our future growth will depend, in part, upon our expansion into areas beyond sound technologies. For example, in addition to our digital cinema initiative, we are exploring other areas that facilitate delivery of digital entertainment, such as technologies for processing digital moving images and content protection. We will need to spend considerable resources on research and development or acquisitions in the future in order to deliver innovative non-sound technologies. Our April 2007 acquisition of Brightside Technologies Inc., a development-stage technology company focused on enabling the capture, distribution, and display of more vibrant video on LED backlit LCD televisions, is an example of our efforts to expand into areas beyond sound technologies. However, we have limited experience in non-sound technology markets and, despite our efforts, we cannot predict whether we will be successful in developing, or acquiring and marketing non-sound products, technologies and services. We will face significant risks in integrating non-sound businesses that we acquire, such as Brightside, into our business.

In addition, many of the non-sound technology markets are relatively new and may not develop as we currently anticipate. Moreover, although we believe that many of the technological advances we may develop or acquire for digital cinema may have applicability in other areas, such as broadcasting or consumer electronics products, we may not ever be able to achieve these anticipated benefits in these other markets. A number of competitors and potential competitors may develop non-sound technologies similar to those that we develop or acquire, some of which may provide advantages over our products, technologies and services. Some of these competitors have much greater experience and expertise than we do in the non-sound fields we may enter. The non-sound products, technologies and services we expect to market may not achieve or sustain market acceptance, may not meet industry needs, and may not be accepted as industry standards. If we are unsuccessful in selling non-sound products, technologies and services, the future growth of our business may be limited. In addition, our efforts to enter or strengthen our positions in non-sound markets may be tied to the success of specific programs.

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

Our licensing revenue is generated primarily from consumer electronics product manufacturers and independent software vendors who license our technologies and incorporate them in their products. Under our existing arrangements, these licensees typically pay us a specified royalty for every product they ship that incorporates our technologies. We rely on our licensees to accurately report the number of units shipped that incorporate our technologies. We calculate our license fees, prepare our financial reports, projections and budgets, and direct our sales and product development efforts based on these reports we receive from our licensees. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately. This is especially true with respect to software incorporating our technologies because software can be copied relatively easily and we often do not have easy ways to determine how many copies have been made. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive and time consuming and initiating audits could harm our customer relationships. In the past, licensees, particularly in emerging economies, such as China, have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalty-bearing revenues by licensees, which could adversely affect our operating results. Conversely, to the extent that our licensees overstate the number of products incorporating our technologies, or report the products under the wrong categories, negative corrections could result in reductions of royalty revenue in subsequent periods. In addition, some of our licensees may begin to more closely scrutinize their past or future licensing statements which may result in an increased receipt of negative corrective statements.

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

We believe that various trends will continue to increase our exposure to the risks of conducting business in emerging economies. For example, we expect consumer electronics product manufacturing in emerging economies, such as China, to continue to increase due to the availability of lower manufacturing costs as compared to those of other industrial countries and an industry shift by discount retailers towards lower-end DVD player offerings. We also believe that our sales of products and services in emerging economies will expand in the future to the extent that the use of digital surround sound technologies increases in these countries, including in movies and broadcast television. We further expect that the sale of products incorporating our technologies will increase in emerging economies to the extent that consumers there become more affluent. We face many risks associated with operating in these emerging economies, in large part due to limited recognition and enforcement of contractual and intellectual property rights. As a result, we may experience difficulties in enforcing our intellectual property rights in these emerging economies, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants world-wide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate. If we are unable to develop, maintain and strengthen these relationships, our revenue from these countries could be adversely affected.

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

The cinema industry is still in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. A number of companies offer competing products for digital cinema, some of which are priced lower than our products or offer features that exhibitors may perceive to be potentially advantageous to our products. At least one competitor has a significantly greater installed base of its competing digital cinema playback servers than we do and another competitor has a significantly greater installed base of its competing 3D products than we do, either of which could limit our eventual share of the digital cinema product market and materially and adversely affect our operating results. As the market for digital cinema has matured we have faced more competitive pricing pressures than we have traditionally experienced for our traditional cinema products. As a result, we may have to implement pricing strategies which will have an adverse impact on our product sales gross margins in the future.

If the market for digital cinema develops more slowly than expected, our future prospects could be limited and our business could be materially and adversely affected.

If the major motion picture studios and the cinema exhibition industry cannot agree on one or more business models for digital cinema equipment financing or if funding is not available, the broad adoption of digital cinema will be delayed further. The conversion of movie theatres from film to digital cinema will require significant capital investment and recent events in the lending market could result in system integrator difficulty in obtaining funding delaying broader adoption of digital cinema. We cannot predict how quickly digital cinema will become widely adopted. At present only a small percentage of movie theatres have been converted to digital cinema, and we expect the conversion of theatres to digital cinema technologies, if it occurs, to be a multi-year process due to both technological and financial obstacles. If the demand for digital cinema equipment develops more slowly than expected, or if there is significant and sustained resistance by the motion picture studios or cinema exhibitors to this technology or the cost of implementation, or if funding is not available, we may not realize significant returns on our investments in digital cinema technology, which could materially and adversely affect our operating results.

If we do not identify opportunities and successfully execute our initiatives to participate in the emerging digital cinema market, our future prospects could be limited and our business could be adversely affected.

The cinema industry is in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. Industry participants continue to discuss business models to facilitate adoption of digital cinema by allocating the costs among industry participants, and the business models that ultimately emerge may vary from country to country. Participating in some of the models under discussion may require us to depart from our traditional model of selling our cinema products pursuant to one-time contracts, and could expose us to various risks we have not faced in the past. For example, we have participated in one model by deploying, at our expense, fully integrated digital cinema systems and seeking payment from motion picture distributors for films presented on the systems. In fiscal 2007, we introduced Dolby 3D Digital Cinema technology, providing us with an additional opportunity to participate in digital cinema. However, there is a risk that recent renewed interest in 3D cinema could be a fad and may not be long-lasting. If we do not identify and successfully execute on opportunities to generate revenues from our digital cinema products and services, our future prospects in this market will be limited and our business could be materially and adversely affected.

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

•

The need to implement or improve internal controls, procedures and policies appropriate for a public company at businesses that prior to the acquisition may have lacked effective controls, procedures and policies;

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

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2006, 2007 and the fiscal year-to-date period ended June 27, 2008, revenue from outside the United States was 74%, 70% and 67% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

As of June 27, 2008, we had approximately 1,450 individual issued patents and nearly 1,870 pending patent applications in nearly 35 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through July 2027. Of these, three patents are scheduled to expire in the remainder of calendar year 2008, five patents are scheduled to expire in calendar year 2009 and 109 patents are scheduled to expire in calendar year 2010. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby

Digital technologies generally expire between 2009 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2025. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

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

Although the cinema industry is still in the early stages of the transition to digital cinema technologies for the distribution and exhibition of motion pictures, the number of cinema exhibitors adopting digital cinema for new theatre construction or existing theatre upgrades continues to grow. As exhibitors have constructed new theatres or upgraded existing theatres they have generally chosen digital cinema over traditional film cinema and we expect this trend to continue. While our film sound formats are the de facto standard and our film soundtrack cinema processors are widely used around the world, digital cinema, which is based on open standards, does not include our proprietary audio formats. Generally, as the film industry continues to adopt digital cinema, the demand for our traditional cinema products and services has declined and we anticipate that the demand for film based products will continue to decline in future periods. Furthermore, exhibitors adopting digital cinema can choose from multiple digital cinema playback servers other than ours, none of which contain our technologies. A decrease in the demand for our traditional film cinema products and services that is not accompanied by a meaningful increase in revenue from digital cinema products and services would adversely affect our revenue stream from the cinema industry.

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

From time to time, one or a small number of our customers or licensees may represent a significant percentage of our products, services or licensing revenue. For example, revenue from our largest customer represented 12% of total revenue for the fiscal year-to-date period ended June 27, 2008. Although we have agreements with many of these customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, whether due to strategic redirections or adverse changes in their businesses or for other reasons, could have a significant effect on our operating results.

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

Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. Licensing revenue represented 77%, 80% and 84% of our total revenue in the fiscal years 2006, 2007 and the fiscal year-to-date period ended June 27, 2008, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in particular countries or where the initiation of a claim might harm our business relationships. For example, we have many times experienced, and expect to continue to experience, problems with consumer electronics product manufacturers incorporating our technologies into their products without our authorization. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs, which could adversely affect our financial condition and results of operations. We generally seek patent protection for our innovations. It is possible, however, that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect particular innovations that later turn out to be important. Moreover, we have limited or no patent protection in particular foreign jurisdictions. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies, and in India we have no issued patents. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may later be found to be invalid or unenforceable. Moreover, we seek to maintain select intellectual property as trade secrets. These trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from them.

Our investments in auction rate certificates are subject to risks which have and may in the future cause losses and affect the liquidity of these investments.

At June 27, 2008, we held tax-exempt auction rate certificates (ARC), which are classified as available-for-sale securities and reflected at fair value on the condensed consolidated balance sheet. Auctions for these instruments began failing during the second quarter of fiscal 2008 and continued to fail in the third quarter of fiscal 2008. A liquid secondary market has not developed for these instruments and there is no assurance that auctions on these ARCs will succeed in the future. An auction failure means that the parties wishing to sell their ARCs could not do so. As a result, our ability to liquidate and fully recover the carrying value of our ARCs in the near term may be limited or not exist. As a result of these developments, we have recorded unrealized losses to accumulated other comprehensive income in fiscal 2008. Additionally, we have classified these investments as long-term investments on the condensed consolidated balance sheet at June 27, 2008. If the issuers of these ARCs are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further unrealized losses, or realized losses, on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value.

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

At June 27, 2008, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 60,000,000 shares of our Class B common stock. As of June 27, 2008, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99% of our outstanding Class B common stock, which in the aggregate represented approximately 91% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendents of Ray Dolby and the spouses and domestic partners of such descendents. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendents will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Ray Dolby, his affiliates, his family members and descendents will maintain this control even if in the future they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. Absent a transfer of Class B common stock that would trigger an automatic conversion as described above, there is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates, his family members and descendents continue to hold shares of Class B common stock representing approximately 10% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As of June 27, 2008, we had a total of 112,189,090 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.

As of June 27, 2008, our directors and executive officers beneficially held 60,282,750 shares of Class B common stock, 4,483 shares of Class A common stock, vested options to purchase 617,034 shares of Class B common stock and vested options to purchase 281,411 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended June 27, 2008, we issued an aggregate of 713,652 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since June 28, 2008 through July 17, 2008, we issued an aggregate of 32,620 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of approximately $1.5 million in the fiscal quarter ended June 27, 2008, and approximately $65,000 in the period since June 28, 2008 through July 17, 2008 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of July 17, 2008 options to purchase an aggregate of 2,556,981 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the quarter ended June 27, 2008.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April (March 29 – April 25, 2008)	—	—	—	—
May (April 26 – May 23, 2008)	221	$45.85	—	—
June (May 24 – June 27, 2008)	—	—	—	—

Total	221	$45.85	—	—

(1)	Comprised of shares added to treasury stock related to activity under our equity plans as the result of the surrender by a former employee of 221 shares of already owned Class A common stock to pay the exercise price in connection with the exercise of employee stock options.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2008

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