Form 10-K
period 2008-09-26
Dolby Laboratories, Inc.
filed 2008-11-21
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 26, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 28, 2008 was $1,795,586,989. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding at March 28, 2008. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

On October 31, 2008 the registrant had 52,103,608 shares of Class A common stock and 60,477,253 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 26, 2008. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

DOLBY LABORATORIES, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

Dolby Laboratories develops and delivers innovative products and technologies that improve the entertainment experience. Since Ray Dolby founded Dolby Laboratories in 1965, we have been at the forefront of delivering sound technologies that are employed throughout the entertainment creation, distribution and playback process to enhance the entertainment experience. Today, Dolby technologies are standard in a wide range of entertainment platforms. Our technologies are used in virtually all standard definition Digital Versatile Disc, or DVD, players and personal computer DVD playback software, increasingly in digital televisions, set top boxes, portable media devices and in a wide array of consumer electronic products such as gaming systems and audio/video receivers. Movie theatres and broadcasters around the world use Dolby’s products.

Our objective is to be an essential element in the best entertainment technologies by delivering innovative and enduring technologies that enrich the entertainment experience. We believe that our well recognized brand and established history of successful innovation position us to expand the use of our technologies in existing and new markets and to capitalize on key trends in digital entertainment, such as the transition to digital television, digital cinema, high definition home theater systems, portable media devices and downloadable content services.

We generate revenue by licensing our technologies to manufacturers of consumer electronics products and media software vendors, such as operating system vendors and independent software vendors, or ISVs, and selling our professional products and related services to entertainment content creators, producers and distributors. We have licensed our technologies to manufacturers in approximately 35 countries and our licensees distribute products incorporating our technologies throughout the world. We sell our products and services in over 50 countries. In fiscal 2006, 2007 and 2008, revenue from outside the United States was 74%, 70% and 66% of our total revenue, respectively. Licensing, products and services revenue from outside the United States is based on the location of the corporate headquarters of the licensee, the location where products are shipped or where services are performed.

Our Business

We deliver innovative technologies, products and services at each stage of the entertainment industry, including content creation, content distribution and content playback. Our products and services teams focus on developing and delivering new innovations for the professional community. This community includes filmmakers and exhibitors, television producers, music producers and video game designers who use Dolby technologies to generate a more realistic and immersive entertainment experience. Similarly, our licensing team works with consumer electronics manufacturers and media software vendors to develop and incorporate innovations that are designed to improve the entertainment experience at-home and on-the-go. We believe that our involvement across the entertainment industry has resulted in a globally recognized brand and better positions us to meet our long-term objective of being an essential element in the best entertainment technologies in several important ways:

•

We believe we reinforce our value and brand throughout the entertainment industry by developing innovations for professional content creators as well as for consumer electronics manufacturers and media software vendors. For example, innovations developed for the professional community can enhance our brand with consumers and lead to the demand for similar innovations in consumer entertainment devices.

•

We believe the relationships we have developed and the knowledge we have gained through our involvement and collaboration with many participants across the creation, distribution and playback stages of entertainment makes us a more effective collaborator and contributor throughout this complex ecosystem. We believe this has helped us work more effectively with standards-setting bodies, which are charged with determining the audio and video standards for a particular distribution platform. For example, in the cases of DVD, Blu-ray Disc and digital television in North America, we were able to work with each applicable standards body to incorporate Dolby Digital as a mandated multi channel audio standard. As a result, standard definition DVD and Blu-ray Disc players globally, as well as digital televisions in North America include Dolby Digital.

•

We work with content creators and distributors to encode and distribute content with Dolby technologies which has enabled us to license our decoding technologies to consumer electronics manufacturers and media software vendors for consumer playback and sell our cinema equipment for large scale public playback in movie theatres.

Dolby At Each Stage of Entertainment

Content Creation

Our products and services help artists and content producers create an enhanced entertainment experience by incorporating our technologies into their content. Our technologies also help maintain the quality of the sound while enabling it to fit within the storage capacity and distribution limitations of a particular recording platform. Moviemakers for films use our encoding products and services during post-production for films to help ensure that their movie soundtracks are recorded properly in analog and digital formats and will play back in theatres as they envision. We also provide services for mastering and packaging high quality video images for the digital cinema business. Television producers and broadcasters purchase and use our professional encoders, decoders and processors to record and transmit both recorded and live television programming with multi channel sound. Music studios and video game designers are increasingly producing music and gaming content in digital multi channel sound through the use of our encoding products.

DVD producers purchase and use our professional encoders to encode the source audio in Dolby Digital so that the soundtrack can be replayed as originally recorded on the master copy. Our digital audio coding technologies enable sound to be stored efficiently within the limited storage capacity of the DVD, allowing high picture quality while saving space on the disc for foreign language soundtracks, directors’ commentaries and other bonus material. Dolby Digital is one of the two global standard formats, along with Pulse-code modulation, or PCM, approved by the DVD Forum for encoding soundtracks on DVDs. As a result, virtually all DVD players incorporate our Dolby Digital decoding technology in order to decode those soundtracks. In the Blu-ray Disc format, Dolby Digital has been selected as a mandatory audio standard. In addition, Dolby Digital Plus and Dolby TrueHD have been selected as optional audio standards.

Content Distribution

Broadcasters purchase and use our professional broadcasting products to encode program content for terrestrial, cable and satellite broadcast transmissions to deliver to their audiences high quality surround sound. Our digital audio compression technologies enable sound to be recorded and transmitted efficiently, which is especially important in the broadcast industry because transmission bandwidth is limited. Our broadcast products can also facilitate the editing and routing of surround sound in transmission facilities originally designed for stereo audio. Our decoding and monitoring products help content creators evaluate accurately how their soundtracks will be reproduced in broadcast transmissions. Our sound engineers provide training, broadcast system design expertise and on-site technical expertise to broadcasters throughout the world.

Dolby Digital is the standard audio format for digital terrestrial and cable television in North America. In Europe, Dolby Digital is the de facto multi channel audio standard for high definition broadcast as a result of European channels broadcasting more high definition content in Dolby Digital than other formats and broadcasters incorporating Dolby Digital decoders into their HD set top boxes. For broadcast services operating under particular bandwidth constraints, such as terrestrial broadcast or IPTV services, we offer Dolby Digital Plus and high efficiency-advanced audio coding, or HE-AAC, which are able to deliver multi channel surround sound at reduced bit rates. Recently, France launched a new HD terrestrial TV service adopting Dolby Digital Plus and HE-AAC and as a result starting in December 2008 all HD televisions sold in France will be required to include our technologies.

In the Asia Pacific region, South Korea has adopted the ATSC standard for digital television, which includes Dolby Digital. Japan has adopted AAC as its audio format for digital television. We are one of the original four developers of AAC and receive a portion of AAC licensing revenue through a joint patent licensing program, both as a patent holder and an administrator of the patent licensing program, through our wholly owned subsidiary, Via Licensing.

Content Playback

Cinema operators purchase and use our traditional cinema processors, cinema adapters and sound readers to decode movie soundtracks encoded in Dolby SR (Spectral Recording) or Dolby Digital. Our cinema processors can decode both analog and digital soundtracks on the film and separate the different sound channels for distribution to the specific speakers in the theatre. The sound characteristic and level of each loudspeaker are also vital elements of a theatre’s sound system that are controlled by our cinema processors. Cinema operators also purchase and use our digital cinema servers to load, store, decode, re-encrypt and deliver digital movies to digital cinema projectors for video playback. Our digital cinema processors and media adapters decode digital cinema soundtracks, and our digital cinema accessories are used to interface our digital cinema servers with theatres’ existing automation system.

Our engineers are often hired by film distributors to check the calibration of a theatre’s sound system for important screenings, such as premieres and press screenings. Our engineers help optimize a theatre’s on-screen image using specialized test equipment and expertise. In addition, our engineers assist motion picture studios and cinema operators with distributing and presenting digital movies, from site surveys and equipment installations to system optimization and special screening assistance.

We license our decoding technologies to manufacturers of consumer electronics products including manufacturers of DVD players, DVD recorders, home theater systems, televisions, set top boxes, video game consoles, portable media players, personal computers, mobile devices, in-car entertainment systems and other consumer electronics products. We also license our decoding technologies to media software vendors such as operating system vendors and independent software vendors. Consumer electronics products incorporating our technologies are distributed throughout the world. Our trademarks are often included on content and consumer electronics products that incorporate our technologies, so content providers and manufacturers can indicate to consumers that their products meet the technical and quality standards we have set. In some cases our licensees sell products that incorporate our technologies to other manufacturers, who incorporate these products in cars, personal computers or other products that are then sold to consumers.

For many types of consumer electronics products, our technologies are included in explicit industry standards, meaning that standards-setting bodies have mandated the inclusion of these technologies in a particular type of product. For example, our Dolby Digital technology is mandated in all DVD and Blu-ray Disc players, and Dolby Digital Plus is mandated for secondary track playback through Blu-ray Live. In addition, Dolby technologies are de facto industry standards in many consumer electronics products, meaning that although not specifically mandated by a standards board, these technologies are nevertheless widely adopted for a particular type of product. For example, Dolby TrueHD is an optional technology in the Blu-ray Disc format, but most manufacturers have elected to incorporate this technology in their initial Blu-ray player shipments. In audio/video receivers, manufacturers incorporate Dolby Digital as well as other Dolby technologies such as Pro Logic decoding even though they are not mandated. In our broadcast market, television manufacturers have adopted Dolby Digital or Dolby Digital Plus in many of their European TV shipments, while many European HD broadcasters have adopted Dolby Digital for incorporation in their European set top boxes.

Our Strategy

The global entertainment industry is in the midst of a continued migration from analog to digital technologies, which is driving an increase in demand for new types of digital audio and video technologies. We are focused on delivering innovative audio and imaging technologies that improve the entertainment experience, from a state-of-the-art movie theatre, to the home, to media-enabled mobile devices. Our strategy includes the following key elements:

Expanding the use of our technologies in existing and new markets

We believe Dolby Surround, Dolby Digital and Dolby Digital Plus have created a consumer expectation for surround sound in high quality entertainment. We intend to continue to promote the expansion of markets for surround sound. In addition to home theater systems, we are promoting the continued adoption of our surround sound technologies in video game consoles, personal audio and video players, personal computers and other consumer electronics products. We also believe that the large and growing installed base of surround sound systems offers attractive opportunities for content providers to deliver surround sound in new applications, regardless of whether the content is played back from a recording, broadcast by terrestrial, satellite or cable, or streamed over the internet. In particular, we intend to broaden our presence in the broadcast industry, as this industry increasingly produces live and recorded programming in surround sound. As the entertainment industry increasingly delivers content directly to consumers over broadband networks, we are offering higher compression audio technologies, such as HE-AAC and Dolby Digital Plus, so that content creators can provide entertainment in multi channel audio over the internet, including audio-only entertainment, movie downloads and online games. In addition, as mobile devices are increasingly used to play music and video files, we are licensing HE-AAC and Dolby Mobile to manufacturers to create a rich and immersive audio experience for users.

Entertainment trends around high definition content, space efficient home entertainment systems, mobile media and multiple delivery channels are driving consumer expectations for greater entertainment quality, availability and convenience. As high definition content begins to define consumers’ expectations, we believe there is an opportunity to provide premium Dolby technologies, such as Dolby TrueHD and Dolby Virtual Speaker. We believe our premium technologies deliver an enhanced audio experience complementary to the high definition image. Dolby Virtual Speaker meets the desire for more compact entertainment systems by simulating a surround sound effect without the need for external speakers and wires. The addition of downloadable and streaming content, to the current delivery channels of cable and satellite broadcast and DVD, is creating the potential for media-centric PCs capable of managing consumer content across multiple media platforms. Through our PC Entertainment Experience, or PCEE, we are focused on licensing a number of our technologies into entertainment-oriented PCs. Additional broadcast platforms are also emerging, such as IPTV, that operate under greater bandwidth constraints. This is presenting us with the opportunity to license our Dolby Digital Plus and HE-AAC technologies, which can deliver 5.1 surround sound at lower bit rates.

Developing technologies for the entertainment industry beyond sound

We believe that our long history of developing innovative technology solutions for the entertainment industry and our well established relationships with industry participants provide us with opportunities to deliver technology solutions in areas beyond sound. In recent years, we have expanded our focus on developing and delivering technologies beyond sound that enhance the entertainment experience, including technologies for digital 3D, digital cinema and LED backlit LCD televisions.

Developing our solutions for cinema

The cinema industry remains an important source of innovation and excitement in the entertainment industry, and we believe our continued collaboration with movie studios and exhibitors is an important element of our long-term goal of being in the best entertainment technologies used by professionals and consumers. Today, the cinema industry is in the early stages of adopting digital cinema, a completely digital medium for the distribution and exhibition of movies. Digital cinema offers the industry possible means of achieving substantial cost savings in printing and distributing movies, combating piracy and enabling movies to be played repeatedly without degradation in image or sound quality. We believe that our experience and expertise in providing technology solutions for both the motion picture and broadcast industries position us well to develop and deliver sound and image technologies for digital cinema. In fiscal 2005, we introduced our Dolby Digital Cinema server, which allows for the storage and playback of digital content. We also offer digital cinema processors and media adapters to decode digital cinema soundtracks, and digital cinema product accessories to interface digital cinema servers with existing automation systems. In fiscal 2007, we introduced Dolby 3D Digital Cinema technology, which delivers a 3D experience when combined with an exhibitor’s existing digital cinema server. Motion picture studios currently use our digital cinema mastering services at our facilities in Southern California and the United Kingdom to prepare movies for digital release, and filmmakers can review sound and image quality in our digital cinema screening rooms. Regardless of how quickly digital cinema is adopted, we believe that digital cinema also provides opportunities for the development of innovations to enhance the theatrical experience further, which may also have applications in the broadcasting and the consumer arenas.

Building on the strength of the Dolby brand

We intend to continue to enhance and build on the strength of the Dolby brand and our reputation as a trusted provider of entertainment technologies for professional and consumer applications. We actively encourage our customers to place our trademarks on their products in conjunction with the inclusion of our technologies which we license separately. In particular, we provide marketing materials such as posters, trailers and plaques to cinema operators for exhibition in their theatres to help them promote the quality of experience that is associated with our brand. We also work with consumer electronics and personal computer manufacturers to incorporate our technologies in and display our trademark on their products. The inclusion of the Dolby trademark on a product informs audiences and consumers that the product incorporates our technologies and meets our quality standards, and we believe this helps consumer electronics manufacturers sell their products. We intend to continue to encourage the use of our trademarks throughout the entertainment industry so that entertainment industry professionals and consumers alike will know that we have helped ensure consistent quality as content moves from stage to stage. We believe that the strength of our brand in the entertainment industry also assists us in expanding our business to include technologies beyond sound. For example, we believe that the likelihood of succeeding with our digital cinema initiative is increased because the Dolby brand is already well known and well respected in the motion picture industry, as is our history of delivering innovative, yet practical, solutions in response to technology challenges.

Continuing to address the needs of content creators

We believe that technology innovations for entertainment will continue to be adopted first for professional use as filmmakers, music producers, broadcasters and video game designers look for ways to excite their audiences. We intend to continue to collaborate with industry professionals to develop new technologies that facilitate and improve content recording, distribution and playback. Our professional level technology solutions often have applicability to the consumer arena and when they apply, we intend to continue to adapt these technologies for use in consumer applications. Our noise reduction, surround sound and digital audio technologies were all initially developed for professional use and later adapted for use in consumer electronics products. We believe that our success in developing technologies for professional use contributes greatly to the capabilities and attractiveness of our technologies in the consumer arena and also to the strength of our brand. We also believe that the use of our technologies by professionals in the creation and distribution of content creates demand for the adoption of our technologies for use in consumer applications.

In addition, we are focused on enhancing the audio experience of non-professional user generated content. For example high definition camcorders enable consumers to encode home movies in Dolby surround sound, Dolby Digital 5.1 Creator technology enables users to record home movies with Dolby Digital surround sound and Dolby Digital Stereo Creator allows users to author DVDs with Dolby Digital stereo soundtracks.

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

How We Derive Revenue

We derive revenue by licensing our technologies to media software vendors and manufacturers of consumer electronics products, including manufacturers of DVD players, DVD recorders, home theater systems, televisions, set top boxes, video game consoles, portable media players, personal computers, mobile devices, in-car entertainment systems and other consumer electronics products, as well as by selling our professional products and related services. We generate a significant portion of our revenue from outside the United States. Financial information by geographical area is set forth in Note 9 “Segment and Geographic Information” to our Consolidated Financial Statements in this report.

Licensing

We license our technologies to manufacturers of consumer electronics products and media software vendors. Our licensing arrangements typically entitle us to receive a specified royalty for every product shipped by our licensees that incorporates our technologies. We also collect fees for administering joint licensing programs (informally known as “patent pools”) on behalf of third parties. In fiscal 2006, 2007 and 2008, our licensing revenue represented 77%, 80% and 84% of our total revenue, respectively.

Two-Tier Licensing Model.     Most of our licensing business consists of a two-tier licensing model whereby our technology algorithms, embodied in reference software and firmware code, are first provided under license to a semiconductor manufacturer, which incorporates our technologies in semiconductor chips such as an integrated circuit, or IC. Our licensed semiconductor manufacturers, which we refer to as “implementation licensees,” then sell their ICs to manufacturers of consumer electronics products, which also hold licenses to use our technologies and which we refer to as “system licensees.” Our system licensees are separately licensed by us to make and sell end user consumer electronics products such as DVD players, DVD recorders, audio/video receivers, televisions, set top boxes, mobile devices, video game consoles, personal audio and video players, personal computers and in-car entertainment systems, that incorporate ICs purchased from our implementation licensees.

Our implementation licensees may use our reference software and other licensed know how directly to build and sell core technologies such as ICs or software library modules. The implementation licensees pay us a one time, upfront administrative fee per license. In exchange, the licensee receives a licensing package, which includes certain information useful to implement our technologies into their chipsets. Once the licensee has built its chipset, it sends us a sample for quality control evaluation. If we approve the implementation design, the licensee is permitted to sell the chipset only to our system licensees. We do not receive any royalties from implementation licensees.

Our system licensees pay us an initial fee for the technologies they choose to license from us. We deliver to system licensees a licensing package that includes information useful in utilizing our technologies in their products. Once a system licensee has built a prototype of a product that incorporates our technologies, they send us a sample for quality control evaluation. If the design is approved, the licensee is permitted to buy implementations from any implementation licensee and to sell approved products to retailers, distributors and consumers. Unlike sales of ICs by implementation licensees, sales of consumer electronics products incorporating our technologies by system licensees are royalty bearing, generally based upon the number of units shipped by the system licensees that incorporate our technologies. We have licensing arrangements with approximately 500 electronics product manufacturers and software developer licensees with corporate headquarters located in approximately 35 countries, which typically entitle us to receive a royalty for every product incorporating our technologies shipped by them.

The amount of royalties we collect from a system licensee on a particular product depends on a number of factors such as the number of Dolby technologies used in that product and the total production volume for all products containing our technologies shipped by the system licensee.

Integrated Licensing Model.     In addition to licensing under our two-tier licensing model, we also license our technologies, as embodied in reference software code, to operating system vendors and independent software vendors and certain other consumer electronics manufacturers that act as combined implementation and system licensees. These licensees incorporate our technologies in their software applications, such as personal computer software DVD players used in desktop or notebook computers, or in integrated circuits they manufacture themselves and then incorporate into their consumer electronics products. In these cases, the “implementation” and the “system” are one and the same. As with the two-tier licensing model, the dual licensee pays us an initial administrative fee. In exchange, the licensee receives a licensing package, which includes information to incorporate our technologies into the licensee’s software program or integrated circuits. Once the licensee has built its product, they send us a sample for quality control evaluation. If design is approved by us, the licensee is permitted to sell the product to retailers, distributors and consumers, subject to the payment of royalties to us generally for each unit shipped.

Licensing of Patent Pools.     Through our wholly owned subsidiary, Via Licensing, we administer joint patent licensing programs (patent pools) on behalf of third party patent owners. Some of the patent pools also include our patents. These patent pools allow product manufacturers streamlined access to certain essential patents to standardized technologies in the fields of audio coding, interactive television, digital radio and wireless technologies.

Products

We design, manufacture and sell audio products for the motion picture, broadcast and music industries. These audio products, which are distributed in over 50 countries, are used in content creation, distribution and playback to provide surround sound, improve sound quality and increase the efficiency of sound storage and distribution. The majority of our product sales are derived from sales of traditional cinema processors, which movie theatres use to process film soundtracks, and to a lesser extent, sales of broadcast products used to encode and distribute content to viewers. In recent years, we have developed a digital cinema server which loads, stores, decrypts and decodes encrypted digital film files for presentation on digital projectors in theatres, as well a digital 3D product which provides 3D capabilities. We also offer related digital cinema processors and media adapters to decode digital cinema soundtracks, and digital cinema accessories to interface our digital cinema servers with theaters’ existing automation systems. Digital cinema is based on open standards, which unlike traditional cinema, do not include our proprietary audio formats. In fiscal 2006, 2007 and 2008, our product revenue represented 17%, 14% and 11% of our total revenue, respectively.

Content creators, distributors and broadcasters.    Filmmakers, music producers, video game designers, broadcasters and DVD producers use our professional products to produce and distribute entertainment content incorporating our technologies.

Cinema Operators.    In traditional cinema, operators use our professional audio products to play motion picture soundtracks that have been produced using our sound technologies. In emerging digital cinema, we offer processors and media adapters for the delivery of surround sound with digital movies, digital cinema servers which store and playback film video released in 3D and other digital formats and product accessories to interface digital cinema systems with a theatre’s existing automation systems.

Services

We offer a variety of services to support production of motion picture, broadcast, music and video game content. Our engineers work alongside filmmakers, television broadcasters, music producers and video game designers to help them use our products and technologies to create and reproduce the content they envision. We typically enter into service agreements with motion picture studios or filmmakers in connection with the production of a particular film to provide them with production services related to the preparation of a Dolby soundtrack, such as equipment calibration, mixing room alignment and equalization. Under these agreements, we provide our encoders to the studios for use during sound mixing, enabling them to create films with Dolby soundtracks using our proprietary technologies. We also provide professional film mastering services to prepare movies for digital release. In addition, we sometimes provide other services, for an additional charge, such as print checking and theatre system calibration for important screenings, such as premieres, film festivals and press screenings. Our engineers also provide training, system design expertise and on-site technical expertise to cinema operators throughout the world to help them configure their theatres and equipment to ensure that movies are replayed with consistent high quality. In fiscal 2006, 2007 and 2008, our services revenue represented 6%, 6% and 5% of our total revenue, respectively.

Our Technologies and Products

Our core technologies are signal processing systems that improve basic sound quality or enable surround sound in movie soundtracks, DVDs, video games, television, satellite and cable broadcasts, and audio and video tapes. Many of our technologies are incorporated into professional products that we manufacture, including cinema sound processors and digital audio encoders and decoders. We have also expanded our focus on developing and delivering new audio and video technologies that enhance the entertainment experience, including audio technologies for mobile devices and video technologies for digital 3D, digital cinema and LED backlit LCD televisions.

Our Technologies

•

Dolby Digital – Dolby Digital is a digital audio coding format used to provide surround sound in theatres from 35 mm film, and in the home from DVDs, digital terrestrial broadcast, cable and satellite systems. Dolby Digital enables the storage and transmission of up to five full range audio channels, plus a low frequency effects channel.

•

Dolby Digital Surround EX – Dolby Digital Surround EX adds a third surround channel to the Dolby Digital format. The third channel is reproduced by rear wall surround speakers, while the left and right surround channels are reproduced by speakers on the side walls.

•

Dolby Digital Plus – Dolby Digital Plus is a digital audio coding technology, built as an extension to Dolby Digital technologies. With the addition of new coding techniques and an expanded bitstream structure, Dolby Digital Plus offers greater efficiency for lower bitrates, as well as the option for more channels and higher bitrates. Dolby Digital Plus can support a wide range of current and emerging applications such as digital television, internet delivered audio for interactive programs and high definition video disc formats. Dolby Digital Plus is compatible with all existing Dolby Digital equipped consumer electronics.

•

Advanced Audio Coding (AAC) – AAC is a high quality audio coding technology appropriate for many broadcast and electronic music distribution applications. We are one of the original four developers of this technology.

•	HE-AAC – HE-AAC is a high quality, highly efficient audio compression format designed for broadcast, download and streaming content.

•

Dolby TrueHD – Dolby TrueHD is an audio delivery format that delivers bit-for-bit performance upon playback identical to the original studio master tapes. When applied to HD video content, the coding efficiencies of Dolby TrueHD enable content providers to include a 100% lossless audio track on

Blu-ray Disc optical media without using excessive storage capacity. Dolby TrueHD implementations can also decode 5.1 channel DVD-Audio content, eliminating the need for a secondary audio decoder in universal style DVD players.

•	Dolby E – Dolby E is a professional digital audio coding system developed to assist with the conversion of two channel broadcast facilities to multi channel audio.

•

Dolby Digital Live – Dolby Digital Live is a real time encoding technology that converts any audio signal into a Dolby Digital bitstream for transport and playback through a home theater system. Dolby Digital Live enables a PC or game console to be hooked up to a Dolby Digital-equipped audio/video receiver or digital speaker system via a single digital connection.

•

Dolby Pro Logic II – Dolby Pro Logic II is a matrix surround decoding technology that detects the naturally occurring directional cues in two channel audio content and transforms the content into five playback channels of full bandwidth surround sound.

•

Dolby Virtual Speaker – Dolby Virtual Speaker is an audio virtualization technology that simulates the effect of natural, realistic surround sound from just two stereo speakers. Dolby Virtual Speaker transforms TV, movies and music into a surround sound experience, bringing surround sound to anyone with a two speaker system.

•

Dolby Headphone – Dolby Headphone technology provides the sound of a five speaker surround playback system through any pair of headphones by modeling the surround sound listening experience of a properly set up and calibrated 5.1 channel speaker system.

•	Dolby Mobile – Dolby Mobile is a suite of post-processing technologies optimized for mobile devices and designed to enhance the audio quality of media delivered on the device.

•	PC Entertainment Experience or PCEE – PCEE is a suite of technologies for entertainment-oriented PCs that enhance the audio quality of media.

•	Dolby Digital Stereo Creator – Dolby Digital Stereo Creator allows users to author DVDs with Dolby Digital stereo soundtracks.

•	Dolby Digital 5.1 Creator – Dolby Digital 5.1 Creator enables users to record home movies with Dolby Digital surround sound.

•

Dolby Volume – Dolby Volume is a sound leveling technology that performs measurement and analysis of signals according to a model based on the characteristics of human hearing, in order to provide consistency of volume and quality across various programs.

•

Dolby Contrast – Dolby Contrast is a dynamic range image technology for LED backlit LCD televisions that increases the contrast ratio by leveraging light emitting diodes with local dimming. Reference designs for potential licensees of this technology are currently under development.

•

Dolby Vision – Dolby Vision is a dynamic range image technology for LED backlit LCD televisions and adds advanced high dynamic range algorithms to Dolby Contrast to provide simultaneously high brightness and high contrast ratio. Reference designs for potential licensees of this technology are currently under development.

•

Analog Signal Processing Technologies – Our analog signal processing technologies, including our noise reduction technologies, improve the sound quality of cassette tapes and film sound by reducing background noise and extending the overall dynamic range of analog media.

Our Products

•	Traditional Cinema Processors – used to read, decode and playback a film’s soundtrack and calibrate the sound system in a movie theatre.

•

Digital Cinema Products – used for digital cinema encoding, distribution and playback. Our digital cinema server is used to load, store, decrypt, decode and re-encrypt digital film files for video presentation on a digital cinema projector for playback. We also provide products that encrypt, encode and package digital films, digital cinema processors to decode digital cinema soundtracks and digital cinema product accessories to interface our digital cinema servers with theatres’ existing automation systems to control lighting, curtains, masking and audio format changes.

•	Digital 3D Product – delivers a 3D image with an existing digital cinema server and white screen, providing exhibitors a flexible 3D solution.

•	Digital Media Adapters – used to adapt existing analog cinema audio systems to the latest digital audio formats.

•

Broadcast Products – used to encode, transmit and decode multiple channels of high quality audio for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming.

Industry Standards

We believe that the entertainment industry evolves toward an improved entertainment experience through the adoption of technological standards. Technological standards may be created through formal “negotiated” standards processes, whereby governmental entities, industry standards-setting bodies, trade associations and others evaluate and then select technology standards, which are then prescribed or, in certain cases, required for use by industry companies. We sometimes refer to these as “explicit” standards. In addition, industry standards may be created through a “de facto” process, whereby a technology is introduced directly in the marketplace and becomes widely used by industry participants. Certain of our technologies have been adopted as the explicit or de facto industry standards on both the professional and consumer sides of our business. We actively participate in a broad spectrum of professional organizations and industry standards boards worldwide that establish explicit industry standards.

Sales and Marketing

We sell and market technologies, products and services for each stage of the entertainment chain through an internal sales staff and distributors. We maintain sales offices in the United States, the United Kingdom, Japan, China, Taiwan, Germany, Netherlands and South Korea.

We focus our marketing efforts in consumer electronics, personal computer, broadcast, cinema, production services, gaming, automotive, video and mobile. We reach these markets primarily through industry trade shows, public relations, our website, partner events, collateral and sales training.

Products and Technology

Research and Development

Historically, we have focused our research and development primarily on audio signal processing technologies. Increasingly, we have expanded our research and development efforts into new audio and video areas. By focusing on creation, proof of feasibility and early stage prototyping of patentable new sound, image and related technologies, the research group serves as a source of new technologies for the engineering and technology development teams. The research group also helps identify, investigate and analyze new long-term opportunities, helps develop our technology strategy and provides support for internally developed and externally acquired technologies.

Engineering and technology development teams take the technologies developed by the research group and further develop such technologies for use in our professional products and by our licensees. In addition, our engineering and technology development teams are involved in the commercialization of technologies created by third parties that may be of interest to us.

We conduct our research and development activities at a number of locations, including Burbank and San Francisco, California, Yardley, Pennsylvania, Sydney, Australia, Vancouver, Canada, Stockholm, Sweden and Nuremberg, Germany. As of September 26, 2008, we had 285 employees involved in research and development. Our research and development expenses were $35.4 million, $44.1 million and $62.1 million, in fiscal 2006, 2007 and 2008, respectively.

Product Manufacturing

We manufacture our products primarily in our two manufacturing facilities located in Brisbane, California and Wootton Bassett, UK. Our product manufacturing process is a low-volume, material intensive, low-labor operation, with core competencies of automation, quick set-ups, experienced personnel and product testing. Currently, both facilities manufacture our cinema audio processors and digital cinema products, the Brisbane facility also manufactures most of our broadcast products, while Wootton Bassett manufactures lower volume and specialty cinema products.

Our manufacturing process is a circuit board assembly operation, meaning we do not manufacture circuit boards nor do we fabricate metal products in-house as those activities are outsourced to multiple suppliers. Our product quality is ensured by a high level of automation to eliminate manual assembly as much as possible and provide for an efficient and consistent manufacturing process. Automated assembly capabilities include surface mount, through-hole and odd-form insertion. Our product testing includes in-circuit testing of finished circuit boards, functional testing of all parameters in the engineering specifications and final testing to ensure that the product meets the published specifications.

We purchase components and fabricated parts from multiple suppliers. We rely on sole source suppliers for some of the components that we use to manufacture our professional products, including certain charged coupled devices, light emitting diodes and digital signal processors. We source components and fabricated parts locally, but we also buy globally in order to ensure continued supply.

We recently conducted an analysis of our manufacturing footprint and, as a result, we plan to consolidate our manufacturing operations into a single location and work with a contract manufacturer for higher volume production as necessary. We believe this hybrid model with limited internal manufacturing capacity for low volume products and prototypes, coupled with third party contract manufacturing for higher volume products can enable us to lower manufacturing cost and increase our average utilization rates while also giving us the capacity to scale production when needed. During the first quarter of fiscal 2009, management proposed to consolidate all manufacturing operations into our Brisbane facility and began a consultation process as required by UK law with the UK employees whose positions would be affected by the proposed consolidation.

Customers

Our licensees include manufacturers of home audio and video products, set top boxes, video game consoles, mobile devices and in-car entertainment systems. Additionally, we license our technologies to media software vendors, such as operating system vendors and independent software vendors, and integrated circuit manufacturers.

We have customers in a wide range of entertainment industries and sell our professional products either directly to the end user customer or, more commonly, through dealers and distributors. Users of our professional products and services include movie studios, cinema operators, film distributors, broadcasters and video game designers.

In fiscal 2008, Microsoft Corporation, one of our licensees, accounted for more than 10% of our total revenue.

Competition

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: DivX, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Philips, RealNetworks, Sony, SRS Labs and Thomson. In addition, other companies may become competitors in the future. Competitors for our products include: Avica, Doremi, DTS, EVS, GDC, Kodak, Linear Acoustic, NEC, Panastereo, Qube, QuVis, REAL D, Sony and USL. Competitors for our services include DTS and Sony.

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

Many of the consumer electronics products that include our sound technologies also include sound technologies developed by our competitors. We believe that the principal competitive factors in each of our markets include some or all of the following:

•	Inclusion in explicit industry standards;

•	Adoption as de facto industry standards;

•	Brand recognition and reputation;

•	Quality and reliability of products and services;

•	Technology performance, flexibility and range of application;

•	Relationships with film producers and distributors and with semiconductor and consumer electronics product manufacturers;

•	Availability of compatible high quality audio content and the inclusion of Dolby Digital soundtracks on DVDs;

•	Price; and

•	Timeliness and relevance of new product introductions.

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

Intellectual Property

We have a substantial base of intellectual property assets, including patents, trademarks, copyrights and trade secrets such as know how.

As of September 26, 2008, we had approximately 1,500 individual issued patents and nearly 1,935 pending patent applications in nearly 45 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through September 2027. Of these, five patents are scheduled to expire in calendar year 2009, 110 patents are scheduled to expire in calendar year 2010 and 34 patents are scheduled to expire in calendar 2011. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2009 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2025. In addition, the last patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021. We pursue a general practice of filing patent applications for our technology in the United States and various foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technology innovations. We have multiple patents covering unique aspects and improvements for many of our technologies.

We have over 980 trademark registrations throughout the world for a variety of word marks, logos and slogans. Our marks cover our various products, technologies, improvements and features, as well as the services that we provide. Our trademarks are an integral part of our licensing program and licensees typically elect to place our trademarks on their products to inform consumers that their products incorporate our technology and meet our quality specifications. Our trademarks include the following:

Examples of our Word Trademarks

• Dolby • Dolby Digital • Dolby Digital Plus • Dolby Home Theater	• Dolby Mobile • Dolby Headphone • Dolby TrueHD • Dolby Digital Cinema

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

In addition, we have relatively few or no issued patents in certain countries. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies. In India, we have no issued patents for Dolby Digital technologies. Consequently, growing our licensing revenue in developing countries such as China and India will depend on our ability to obtain patent rights in these counties, which is uncertain. Moreover, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is likewise uncertain.

Employees

As of September 26, 2008, we had 1,153 employees worldwide consisting of 429 employees in sales and marketing, 439 employees in products and technology including 285 employees in research and development, and 285 employees in general and administrative functions. As of September 26, 2008, 356 of our 1,153 employees were working outside of the United States. None of our employees are subject to a collective bargaining agreement. We believe that our employee relations are good.

Executive Officers of the Registrant

Our executive officers serve at the discretion of the Board. The names of our executive officers and their ages, titles, and biographies as of October 31, 2008 are set forth below:

Executive Officers	Age	Position(s)
Ray Dolby	75	Founder and Chairman of the Board
Bill Jasper	60	President, Chief Executive Officer and Director
Mark Anderson	50	Executive Vice President, General Counsel and Secretary
Ramzi Haidamus	44	Executive Vice President, Sales and Marketing
Marty Jaffe	55	Executive Vice President, Business Affairs
Tim Partridge	46	Executive Vice President, Products and Technologies
Kevin Yeaman	42	Executive Vice President and Chief Financial Officer

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

In 1963, he took up a two year appointment as a United Nations technical advisor in India, then returned to England in 1965 to found Dolby Laboratories in London. In 1976 he established further offices, laboratories and manufacturing facilities in California. He holds more than 50 United States patents and has written papers on video tape recording, long wavelength X-ray analysis and noise reduction.

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

Bill Jasper, our President and Chief Executive Officer, joined Dolby Laboratories in February 1979 and has also served as a director since June 2003. Mr. Jasper served in a variety of positions prior to becoming president in May 1983, including as our Vice President, Finance and Administration and Executive Vice President. Mr. Jasper is a member of the Audio Engineering Society, the Society of Motion Picture and Television Engineers and an at-large member of the Academy of Motion Picture Arts and Sciences. Mr. Jasper holds a B.S. degree in industrial engineering from Stanford University and a M.B.A. from the University of California at Berkeley.

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

Ramzi Haidamus has served as the Executive Vice President, Sales and Marketing, since August 2007. Previously, Mr. Haidamus served in a variety of other positions since joining us in 1996, including as the Senior Vice President and General Manager of our consumer division, as the President and General Manger of our wholly owned subsidiary, Via Licensing Corporation, and as our Director of Business Development, Technology and Business Strategist, and Licensing Manager. Prior to joining us, Mr. Haidamus worked at Stanford Research Systems for seven years. Mr. Haidamus holds a B.S. degree in electrical engineering and a M.S. degree in computer engineering from the University of the Pacific. Mr. Haidamus is a member of the Licensing Executives Society and is on the board of the Bay Area American Red Cross.

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

Kevin Yeaman joined us as our Chief Financial Officer and Vice President in October 2005, was appointed Senior Vice President in November 2006 and Executive Vice President in July 2007. Prior to joining us, Mr. Yeaman worked for seven years at E.piphany, Inc., a publicly traded enterprise software company, most recently as Chief Financial Officer from August 1999 to October 2005. Previously, Mr. Yeaman served as Worldwide Vice President of Field Finance Operations for Informix Software, Inc., a provider of relational database software from February 1998 to August 1998. From September 1988 to February 1998, Mr. Yeaman served in Silicon Valley and London in various positions at KPMG Peat Marwick LLP, an accounting firm, serving most recently as a senior manager. Mr. Yeaman holds a BS degree in commerce from Santa Clara University.

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

Maintaining and strengthening the “Dolby” brand is critical to maintaining and expanding our licensing, products and services, as well as to our ability to enter new markets for our sound and other technologies. Our continued success depends, in part, on our reputation for providing high quality products, services and technologies across a wide range of entertainment industries, including the consumer electronics products industry. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business and prospects will suffer. Moreover, we believe that the likelihood that our technologies will be adopted as industry standards in various markets and for various applications depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to accept, as an industry standard, technologies developed by a well-respected and well-known brand. Our ability to maintain and strengthen our brand will depend heavily on our ability to continue to develop innovative technologies for the entertainment industry, successfully enter into new markets and to continue to provide high quality products and services, which we may not do successfully.

General economic conditions may reduce our revenues and harm our business.

Our business is particularly exposed to adverse changes in general economic conditions, because products that incorporate our technologies are entertainment-oriented and generally discretionary goods. The current slowdown or decline in U.S. and foreign economic growth has adversely affected consumer confidence, disposable income and spending. As a result, sales by our licensees of consumer electronics and other products incorporating our technologies may not grow as rapidly as in prior periods or may even decrease, which could adversely affect our licensing revenue. In addition, any slowdown in consumer spending will likely negatively impact the motion picture industry and cinema owners, which could result in decreased growth, or a decrease in product sales and services, which could adversely affect our revenue. Furthermore, deteriorating economic conditions result in a greater likelihood that more of our licensees and customers will become delinquent on their obligations to us or be unable to pay, which in turn, could result in a higher level of write-offs, all of which would adversely affect our earnings.

We expect sales of traditional consumer DVD players to decline. To the extent that sales of DVD players and home theater systems level off or decline or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Growth in our revenue over the past several years had been the result, in large part, of the rapid growth in sales of DVD players and home theater systems incorporating our technologies. However, as the markets for DVD players has matured sales of DVD players has leveled off and we expect future sales of traditional consumer DVD players to decline. As sales of DVD players and home theater systems level off or decline, our licensing revenue will be adversely affected. Additionally, the release and consumer adoption of Blu-ray Disc players has been delayed, largely due to two competing incompatible disc formats, resulting in delayed consumer adoption of Blu-ray Disc players. Even though the uncertainty regarding the competing disc format conflict was resolved in February 2008 when Toshiba Corporation announced that it would cease manufacturing HD-DVD players, the rate of consumer adoption of Blu-ray Disc players is uncertain and may be slower than past growth rates of traditional DVD players. Slow consumer adoption of Blu-ray Disc players as well as the decline of traditional DVD player license sales could adversely affect our licensing revenue. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with those new technologies, our business, operating results and prospects will be adversely affected.

We depend on the sale by our licensees of products that incorporate our technologies, and a reduction in those sales would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer electronics product manufacturers. Licensing revenue represented 77%, 80% and 84% of our total revenue in fiscal 2006, 2007 and 2008, respectively. We do not manufacture consumer electronics products ourselves and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products and media software vendors to pay us a specified royalty for every electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our revenue will decline. Moreover, we have a widespread presence in markets for electronics products, such as the consumer electronics product market, which includes DVD players, audio/video receivers and other home theater consumer electronics products, and, as a result, there is little room for us to further penetrate such markets. Lower sales of products incorporating our technologies could occur for a number of reasons. Changes in consumer tastes or trends, changes in industry standards or adverse changes in business and economic conditions, may adversely affect our licensing revenue. Increasing market saturation, durability of products in the marketplace, competing products and alternate consumer entertainment options could adversely affect demand for new products incorporating our technologies.

To the extent that sales of personal computers with Dolby technologies level off or decline, our licensing revenue will be adversely affected.

Historically, PC manufacturers have frequently included DVD playback functionality as part of the software applications included in their products. Microsoft introduced its Windows Vista operating system in 2007. Two of the six editions of this operating system, the Windows Vista Home Premium Edition and the Windows Vista Ultimate Edition, include Dolby technologies which help enable DVD playback functionality and DVD authoring capabilities. In addition, many major PC manufacturers continue to include additional DVD software applications which offer added DVD functionality not included in the Microsoft operating systems. In the future, PC manufacturers may elect to exclude additional DVD software application on personal computers that include the Windows Vista Home Premium Edition. Additionally, it is unclear at what pace business customers will migrate from their current operating systems to the Windows Vista operating system, what the adoption rate of the Ultimate Edition will be, and how such adoption will impact sales of software DVD players for business PCs. In addition, a growing number of netbooks (or sub-notebooks) are being sold which do not have Microsoft Vista operating systems or contain optical disc drives and do not always have DVD playback functionality or Dolby technologies. Consumers may elect to purchase these netbooks instead of computers with DVD playback functionality and Dolby technologies. Further, equipment manufacturers experiencing pricing pressure may elect to exclude optional DVD playback functionality from their products, thereby requiring an additional cost to add this capability, which would adversely affect demand for our technologies. Future shipments of notebooks with Dolby technologies could also decline. If any of the foregoing occur, our licensing revenue will be adversely affected.

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

We expect that the future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new opportunities for our technologies, including:

•	Digital television and radio broadcasting;

•	HDTV;

•	Personal computer technology;

•	Blu-ray Disc;

•	Video game consoles and video games;

•	Imaging;

•	Home DVD recording;

•	Personal audio and video players, including internet music applications;

•	Broadband internet; and

•	Mobile devices.

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

The markets for our products and the markets for consumer electronics products using our licensed technologies are characterized by rapid change and technological evolution. We will need to expend considerable resources on research and development, or acquisitions, in the future in order to continue to design and deliver enduring, innovative entertainment products and technologies. Despite our efforts, we may not be able to develop, or acquire, and effectively market new products, technologies and services that adequately or competitively address the needs of the changing marketplace. For example, we cannot provide assurance that Dolby Volume, Dolby’s volume leveling solution designed to address the annoyances of inconsistent loudness, Dolby 3D Digital Cinema, Dolby’s 3D digital cinema solution, Dolby Contrast or Dolby Vision, Dolby’s dynamic range image technologies for LED backlit LCD televisions, will address the needs of the marketplace, be effectively marketed or be successful technologies. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere.

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

Our future growth will depend, in part, upon our expansion into areas beyond sound technologies. For example, in addition to our digital cinema initiative, we are exploring other areas that facilitate delivery of digital entertainment, such as technologies for processing digital moving images. We will need to spend considerable resources on research and development or acquisitions in the future in order to deliver innovative non-sound technologies. Our April 2007 acquisition of Brightside Technologies Inc., a development-stage technology company focused on enabling the capture, distribution, and display of more vibrant video on LED backlit LCD televisions, is an example of our efforts to expand into areas beyond sound technologies. However, we have limited experience in non-sound technology markets and, despite our efforts, we cannot predict whether we will be successful in developing, or acquiring and marketing non-sound products, technologies and services. We will face significant risks in integrating non-sound businesses that we acquire, such as Brightside, into our business.

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

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: DivX, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Philips, RealNetworks, Sony, SRS Labs and Thomson. Competitors for our products include: Avica, Doremi, DTS, EVS, GDC, Kodak, Linear Acoustic, NEC, Panastereo, Qube, QuVis, REAL D, Sony and USL. Competitors for our services include DTS and Sony. In addition, other companies may become competitors in the future. Some people may perceive the quality of sound produced by some of our competitors’ technologies to be equivalent or superior to that produced by ours. In addition, some of our current and/or future competitors may have significantly greater financial, technical, marketing and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, Microsoft and RealNetworks may have an advantage over us in the market for internet technologies because of their greater experience and presence in that market. In addition, some of our current or potential competitors, such as Microsoft and RealNetworks, may be able to offer integrated system solutions in markets for sound or non-sound entertainment technologies, including audio, video and rights management technologies related to personal computers or the internet, which could make competing technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing technologies at lower prices than our technologies, which could adversely affect our operating results. Further, many of the consumer electronics products that include our sound technologies also include sound technologies developed by our competitors. As a result, we must continue to invest significant resources in research and development in order to enhance our technologies and our existing products and services and introduce new high quality technologies, products and services to meet the wide variety of such competitive pressures. Our business will suffer if we fail to do so successfully.

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

The entertainment industry depends upon industry standards to ensure the compatibility of its content across a wide variety of entertainment systems and products. Accordingly, we make significant efforts to design our products and technologies to address capability, quality and cost considerations so that they either meet, or, more importantly, are adopted as, industry standards across the broad range of entertainment industry markets in which we participate, as well as the markets in which we hope to compete in the future, including digital cinema. To have our products and technologies adopted as industry standards, we must convince a broad spectrum of professional organizations throughout the world, as well as our major customers and licensees who are members of such organizations, to adopt them as such and to ensure that other industry standards are consistent with our products and technologies. If our technologies are not adopted or do not remain as industry standards, our business, operating results and prospects could be materially and adversely affected. We expect that meeting, maintaining and establishing industry standard technologies will continue to be critical to our business in the future. In addition, the market for broadcast technologies has traditionally been heavily based upon industry standards, often set by governments or other regulatory bodies, and we expect this to continue to be the case in the future. If our technologies are not chosen as industry standards for broadcasting in particular geographic areas, this could adversely affect our ability to compete in these markets.

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

Our licensing revenue is generated primarily from consumer electronics product manufacturers and media software vendors who license our technologies and incorporate them in their products. Under our existing arrangements, these licensees typically pay us a specified royalty for every product they ship that incorporates our technologies. We rely on our licensees to accurately report the number of units shipped that incorporate our technologies. We calculate our license fees, prepare our financial reports, projections and budgets, and direct our sales and product development efforts based on these reports we receive from our licensees. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately. This is especially true with respect to software incorporating our technologies because software can be copied relatively easily and we often do not have easy ways to determine how many copies have been made. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive and time consuming and initiating audits could harm our customer relationships. In the past, licensees, particularly in emerging economies, such as China, have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalty bearing revenues by licensees, which could adversely affect our operating results. Conversely, to the extent that our licensees overstate the number of products incorporating our technologies, or report the products under the wrong categories, negative corrections could result in reductions of royalty revenue in subsequent periods. In addition, some of our licensees may begin to more closely scrutinize their past or future licensing statements which may result in an increased receipt of negative corrective statements.

We also have often experienced, and expect to continue to experience, problems with non-licensee consumer electronics product manufacturers and media software vendors, particularly in emerging economies, such as China, incorporating our technologies or incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. This unauthorized use of our intellectual property could adversely affect our operating results.

We face risks in conducting business in emerging economies, such as China, particularly due to the limited recognition and enforcement of intellectual property and contractual rights in these countries.

We believe that various trends will continue to increase our exposure to the risks of conducting business in emerging economies. For example, we expect consumer electronics product manufacturing in emerging economies, such as China, to continue to increase due to the availability of lower manufacturing costs as compared to those of other industrial countries and the continued industry shift by discount retailers towards lower end DVD player offerings. We also believe that our sales of products and services in emerging economies will expand in the future to the extent that the use of digital surround sound technologies increases in these countries, including in movies and broadcast television. We further expect that the sale of products incorporating our technologies will increase in emerging economies to the extent that consumers there become more affluent. We face many risks associated with operating in these emerging economies, in large part due to limited recognition and enforcement of contractual and intellectual property rights. As a result, we may experience difficulties in enforcing our intellectual property rights in these emerging economies, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants worldwide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate. If we are unable to develop, maintain and strengthen these relationships, our revenue from these countries could be adversely affected.

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

Our inability to deploy our digital cinema servers in significant numbers in the early stages of the transition to digital cinema, coupled with the price of our products, could limit our future prospects in the digital cinema market and could materially and adversely affect our business.

The cinema industry is still in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. A number of companies offer competing products for digital cinema, some of which are priced lower than our products or offer features that exhibitors may perceive to be potentially advantageous to our products. At least one competitor has a significantly greater installed base of its competing digital cinema playback servers than we do and another competitor has a significantly greater installed base of its competing 3D products than we do, either of which could limit our eventual share of the digital cinema market and materially and adversely affect our operating results. As the market for digital cinema continues to grow, we have faced more competitive pricing pressures than we have traditionally experienced for our traditional cinema products. As a result, we have implemented and may have to continue to implement pricing strategies which will have an adverse impact on our product sales gross margins in the future.

If the market for digital cinema develops more slowly than expected, our future prospects could be limited and our business could be materially and adversely affected.

If the major motion picture studios and the cinema exhibition industry cannot agree on one or more business models for digital cinema equipment financing or if funding is not available on favorable terms or at all, the broad adoption of digital cinema will be delayed further. The conversion of movie theatres from film to digital cinema will require significant capital investment and recent events in the lending market could result in system integrator difficulty in obtaining funding delaying broader adoption of digital cinema. We cannot predict how quickly digital cinema will become widely adopted. At present only a small percentage of movie theatres have been converted to digital cinema, and we expect the conversion of theatres to digital cinema technologies, if it occurs, to be a multi year process due to both technological and financial obstacles. If the demand for digital cinema equipment develops more slowly than expected, or if there is significant and sustained resistance by the motion picture studios or cinema exhibitors to this technology or the cost of implementation, or if funding is not available on favorable terms or at all, the broad adoption of digital cinema will be delayed further which could adversely affect our revenue.

If we do not identify opportunities and successfully execute our initiatives to participate in the emerging digital cinema market, our future prospects could be limited and our business could be adversely affected.

The cinema industry is in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. Industry participants continue to discuss business models to facilitate adoption of digital cinema by allocating the costs among industry participants, and the business models that ultimately emerge may vary from country to country. Participating in some of the models under discussion may require us to depart from our traditional model of selling our cinema products pursuant to one time contracts, and could expose us to various risks we have not faced in the past. For example, we have participated in one model by deploying, at our expense, fully integrated digital cinema systems and seeking payment from motion picture distributors for films presented on the systems. In fiscal 2007, we introduced Dolby 3D Digital Cinema technology, providing us with an additional opportunity to participate in digital cinema. However, there is a risk that recent renewed interest in 3D cinema could be a fad and may not be long lasting. If we do not identify and successfully execute on opportunities to generate revenues from our digital cinema products and services, our future prospects in this market will be limited and our business could be materially and adversely affected.

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

We have evaluated, and expect to continue to evaluate, a wide array of possible strategic transactions, including acquisitions. For example, in November 2007 we acquired Coding Technologies, a privately held provider of audio compression technologies for the mobile, digital broadcast and internet markets and in April 2007 we acquired Brightside, a development stage company focused on enabling the capture, distribution, and display of more vibrant video on LED backlit LCD televisions. We consider these types of transactions in connection with our efforts to expand our business beyond sound technologies to other technologies related to the delivery of digital entertainment. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future, any of these transactions could be material in relation to our market capitalization, financial condition or results of operations. The process of integrating an acquired company, business or technology may create unforeseen difficulties and expenditures. The areas where we may face risks in integrating acquired businesses, including in connection with our acquisitions of Coding Technologies and Brightside, include:

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

The markets for the consumer electronics products in which our technologies are incorporated are intensely competitive and price sensitive. Retail prices for consumer electronics products that include our sound technology, such as DVD players and home theater systems, have decreased significantly, and we expect prices to continue to decrease for the foreseeable future. In response, manufacturers have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge our customers who incorporate our technologies into the consumer electronics products that they sell. Further, while we have contractual rights with many of our licensees for cost of living adjustments to our royalty rights, we may not be able to negotiate those terms in future contracts with existing and new licensees. A decline in, or the loss of the contractual right to increase, the licensing fees we charge could materially and adversely affect our operating results.

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

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment chain, including motion picture studios, broadcasters, video game designers, music producers and manufacturers of consumer electronics products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve. For example, sales of our products and services are particularly dependent upon our relationships with the major motion picture studios and broadcasters, and licensing of our technology is particularly dependent upon our relationships with consumer electronics product manufacturers, media software vendors and integrated circuit, or IC, manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be more likely not to purchase and use our products, services and technologies, or create content incorporating our technologies, which could materially harm our business and prospects. In addition to directly providing substantially all of our revenue, these relationships are also critical to our ability to have our technologies adopted as industry standards. In addition, if major industry participants form strategic relationships that exclude us, whether in products, services or licensing, our business and prospects could be materially adversely affected.

We have limited or no patent protection for some of our technologies in particular countries, including China and India, which could limit our ability to grow our business in these markets.

We have a relatively limited number of issued patents in particular countries, including China and India. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies. In India, we have no issued patents for Dolby Digital technologies. Consequently, growing our licensing revenue in these emerging countries will depend on our ability to obtain patent rights in these countries for existing and new technologies, which is uncertain. Moreover, because of the limitations of the legal systems in many of these countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is likewise uncertain.

We face diverse risks in our international business, which could adversely affect our operating results.

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2006, 2007 and 2008, revenue from outside the United States was 74%, 70% and 66% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

•	Foreign labor laws, regulations and restrictions;

•	Changes in diplomatic and trade relationships;

•	Difficulty in staffing and managing foreign operations;

•	Adverse fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;

•	Political instability, natural disasters, war or events of terrorism; and

•	The strength of international economies.

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

Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. In the past we have settled claims relating to infringement allegations and agreed to make payments in connection with such settlements. We expect that similar claims will be asserted against us in the future in the ordinary course of our business. An adverse determination in any intellectual property claim could require that we pay damages or stop using technologies found to be in violation of a third party’s rights and could prevent us from offering our products and services to others. In order to avoid these restrictions, we may have to seek a license for the technology. This license may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our operating expenses. The technologies also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense. If we cannot license or develop technologies for any infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. In addition, at times in the past, we have chosen to defend our licensees from third party intellectual property infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future. Any of these results could harm our brand, our operating results and our financial condition. In addition, from time to time we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us regarding our licensing royalty rate practices, including potential antitrust claims.

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

We hold patents covering much of the technology that we license to consumer electronics product manufacturers, and our licensing revenue is tied in large part to the life of those patents. Our right to receive royalties related to our patents terminates with the expiration of the last patent covering the relevant technologies. However, many of our licensees choose to continue to pay royalties for continued use of our trademarks and know how even after the licensed patents have expired, although at a reduced royalty rate. Accordingly, to the extent that we do not continue to replace licensing revenue from technologies covered by expiring patents with licensing revenue based on new patents and proprietary technologies, our revenue could decline.

As of September 26, 2008, we had approximately 1,500 individual issued patents and nearly 1,935 pending patent applications in nearly 45 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through September 2027. Of these, five patents are scheduled to expire in calendar year 2009, 110 patents are scheduled to expire in calendar year 2010 and 34 patents are scheduled to expire in calendar year 2011. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2009 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2025. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

The impact of potential domestic patent reform legislation, USPTO reforms, imposed international patent rules and third party legal proceedings may impact our patent prosecution and licensing strategies.

Changes to certain US patent laws and regulations may occur in the future, some or all of which may impact our patent costs, the scope of future patent coverage we secure, and damages we may be awarded in patent litigation, and may require us to re-evaluate and modify our patent prosecution, licensing and enforcement strategies. Specifically, on August 21, 2007, the United States Patent and Trademark Office issued final administrative rule changes affecting the US patent application process, including among other things, the current practice regarding continuation applications. The rule changes were set to take effect on November 1, 2007; however, in the course of a lawsuit filed by GlaxoSmithKline on Tuesday, October 9, 2007, in the United Stated Federal District Court for the Eastern District of Virginia, one day before the rules changes were to take effect, the judge in that case ruled to preliminarily enjoin the USPTO from implementing these changes. The U.S. Congress is also considering modification of select patent laws relating to, among other things, how patent damages are calculated and the procedures for challenging issued patents and where patent lawsuits can be filed in the US. Specifically, The Patent Reform Act of 2007 (S.1145 and H.R.1908) is currently being considered for passage by the Congress. S.1145, as amended, was reported out of committee on July 19, 2007. H.R.1908, as amended, was reported out of committee on July 18, 2007, and was debated and passed by the House on September 7, 2007. Additionally, there have been recent U.S. Supreme Court and other court rulings relating to, among other things, the standard for determining whether an invention is obvious, which is a key issue when assessing patentability, the ability of a patent holder to obtain injunctive relief against infringers, and the ability of patent licensees to challenge the patents under which they are licensed. The ruling concerning injunctions may make it more difficult, under some circumstances, for us to obtain injunctive relief against a party that has been found to infringe one or more of our patents, and the ruling regarding patent challenges by licensees could potentially make it easier for our licensees to challenge our patents even though they have already agreed to take a license. In addition, the potential effect of rulings in legal proceedings between third parties may impact our licensing program. We continue to monitor and evaluate our prosecution and licensing strategies with regard to these proposals and changes.

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

Sales of our cinema products and services tend to fluctuate based on the underlying trends in the motion picture industry. For example, when box office receipts for the motion picture industry increase, we have typically seen sales of our cinema products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to expand or upgrade their systems. Our cinema product sales are also subject to fluctuations based on events and conditions in the cinema exhibition industry generally that may or may not be tied to box office receipts in particular time periods. For example, the growth in piracy of motion pictures adversely affects the construction of new screens, the renovation of existing theatres and the continued production of new motion pictures. Technological advances and the conversion of motion pictures into digital formats have made it easier to create, transmit and “share” high quality unauthorized copies of motion pictures, including on pirated DVDs and on the internet. The launch of new high definition digital services by broadcasters may also influence the sale of our cinema products if consumers decide to watch content at home rather than going to the cinema to watch motion pictures. On the other hand, our services revenue, both in the United States and internationally, is tied to the number of films being made by major studios and independent filmmakers. A number of factors can affect the number of films that are produced, including strikes and work stoppages within the motion picture industry, as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

We may be unable to significantly expand our current product sales in the cinema industry because our products are already used by the vast majority of major cinema operators and major motion picture studios in the United States and much of the rest of the world. If the cinema industry does not expand, or if it contracts, the demand for our cinema products will be adversely affected.

Our ability to further penetrate the market for motion picture sound playback is limited because of the widespread use of our current cinema products by major motion picture content creators, distributors and cinema exhibitors. As a result, our future revenue from our products for the cinema industry will depend, in part, upon events and conditions in that industry, specifically, the continued production and distribution of motion pictures, and the construction of new theatres and the renovation of existing theatres, using our products and services. For example, in the late 1990s cinema operators in the United States built a large number of new cinema megaplexes. This initially resulted in increased sales of our cinema processors, but also resulted in an oversupply of screens in some markets. This oversupply led to significant declines in new theatre construction in the United States in the early 2000s, resulting in a corresponding decline in sales of our cinema processors. As a result, future growth in sales of our existing cinema products may be limited, and may decrease in the future, as the number of new cinemas being built and the number of existing cinemas without our products continues to decline.

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

•	The financial resources of cinema operators available to buy our products or to equip their theatres to accommodate upgraded or new technologies;

•	Adverse developments in general macroeconomic conditions;

•	Consolidation by participants in the markets in which we compete, which could result among other things in pricing pressure;

•	The amount and timing of our operating costs, capital expenditures and related charges, including those related to the expansion or consolidation of our business, operations and infrastructure;

•	Variations in the time-to-market of our technologies in the entertainment industries in which we operate;

•	Seasonal electronics product shipment patterns by our consumer electronics product licensees, particularly in the first quarter, which generally result in revenue in the second quarter;

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

We believe that the success we have had licensing our surround sound technologies to consumer electronics product manufacturers is due, in part, to the strength of our brand and the perception that our technologies provide a high quality solution for surround sound. However, as applications that incorporate surround sound technologies become increasingly prevalent, we expect more competitors to enter this field with other solutions. Furthermore, to the extent that competitors’ solutions are perceived, accurately or not, to provide the same advantages as our technologies, at a lower or comparable price, there is a risk that sound encoding technologies such as ours will be treated as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. To the extent that our audio technologies become a commodity, rather than a premium solution, our business, operating results and prospects could be adversely affected.

Licensing some of our technologies in joint licensing programs, or “patent pools,” is a different business model for us, and we may face many challenges in conducting this business.

We license some of our patents through our wholly owned subsidiary Via Licensing Corporation in joint licensing programs, or “patent pools,” with other companies in an effort to ensure that our technologies are compatible with other technologies in the entertainment industry and to promote our technologies as industry standards. These patent pools allow product manufacturers streamlined access to selected foundational technologies and are comprised of a group of patents held by a number of companies, including us in some cases, and administered by Via Licensing. If we do not identify new or changing market trends and technologies at an early enough stage to capitalize on market opportunities for joint licensing programs, we may not continue to be successful with this business model. Also, to the extent that Dolby technologies are included in patent pools, we have less control over the licensing of those technologies through the patent pools compared to licensing through our traditional business model in which we license our patents as bundles of technologies and interact directly with our customers. In addition, we may have less control over the application and quality control of our technologies included in these pools.

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

Our products are highly complex, and production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time in a cost effective manner, which could harm our competitive position. We recently conducted an analysis of our manufacturing footprint and, as a result, we plan to consolidate our manufacturing operations into a single location and work with a contract manufacturer for higher volume production as necessary. If production of our products is interrupted as a result of this consolidation or otherwise, we may not be able to manufacture products on a timely basis, and customers may purchase products from our competitors. A shortage of manufacturing capacity for our products could adversely affect our operating results and damage our customer relationships. We generally cannot quickly adapt our manufacturing capacity to rapidly changing market conditions and a contract manufacturer may encounter difficulties as well. Likewise, we may be unable to respond to fluctuations in customer demand. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products. Any inability to respond to fluctuations in customer demand for our products may adversely affect our gross margins.

Our products, from time to time, experience quality problems that can result in decreased sales and higher operating expenses.

Our products are complex and sometimes contain undetected software or hardware errors, particularly when first introduced or when new versions are released. In addition, if we engage a contract manufacturer we will not have as much control over manufacturing which could result in quality problems. Furthermore, our products are sometimes combined with or incorporated into products from other vendors, sometimes making it difficult to identify the source of a problem. These errors could result in a loss of or delay in market acceptance of our products or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. In addition, if our products contain errors we could be required to replace or reengineer them, which would increase our costs. Moreover, if any such errors cause unintended consequences, we could face claims for product liability. Although we generally attempt to contractually limit liability for defective products to the cost of repairing or replacing these products, if these contract provisions are not enforced, or are unenforceable for any reason, or if liabilities arise that are not effectively limited, we could incur substantial costs in defending and settling product liability claims.

Awareness of our brand depends to a significant extent upon decisions by our customers to display our trademarks on their products, and if our customers do not display our trademarks on their products, our ability to increase our brand awareness may be harmed.

Because we engage in relatively little direct brand advertising, the promotion of our brand depends upon entertainment industry participants displaying our trademarks on their products that incorporate our technologies, such as film prints and consumer electronics products. Although we do not require our customers to place our brand on their products, we actively encourage them to do so. For example, we rely on consumer electronics product manufacturers that license our technologies to display our trademarks on their products in order to promote our brand. If our customers choose for any reason not to display our trademarks on their products, our ability to maintain or increase our brand awareness may be harmed, which would have an adverse effect on our business and prospects. In addition, if we fail to maintain high quality standards for our products, or the products that incorporate our technologies through the quality control evaluation process that we require of our licensees, the strength of our brand could be adversely affected.

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

From time to time, one or a small number of our customers or licensees may represent a significant percentage of our products, services or licensing revenue. For example, revenue from our largest customer represented 12% of total revenue for fiscal 2008. Although we have agreements with many of these customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, whether due to strategic redirections or adverse changes in their businesses or for other reasons, could have a significant adverse effect on our operating results.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business, operating results and financial condition.

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management, disposal and labeling of hazardous substances and wastes and the cleanup of contaminated sites. We could incur costs, fines and civil or criminal sanctions, third party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. The ultimate costs under environmental laws and the timing of these costs are difficult to predict.

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

Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. Licensing revenue represented 77%, 80% and 84% of our total revenue in the fiscal years 2006, 2007 and 2008, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in particular countries or where the initiation of a claim might harm our business relationships. For example, we have many times experienced, and expect to continue to experience, problems with consumer electronics product manufacturers incorporating our technologies into their products without our authorization. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs, which could adversely affect our financial condition and results of operations. We generally seek patent protection for our innovations. However, it is possible that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect particular innovations that later turn out to be important. Moreover, we have limited or no patent protection in particular foreign jurisdictions. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies, and in India we have no issued patents. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may later be found to be invalid or unenforceable. Moreover, we seek to maintain select intellectual property as trade secrets. These trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from them.

Continued global credit market weakness could negatively impact the value and liquidity of our investment portfolio.

We maintain an investment portfolio of various holdings, types and maturities, including money market funds, U.S. government agency securities, variable rate demand notes, auction rate certificates and municipal debt securities. These investments are subject to general credit, liquidity, market and interest rate risks.

Our long-term investments include AAA or AA rated auction rate certificates at fair value. Auctions for these instruments began failing during the second quarter of fiscal 2008 and continued to fail through the end of fiscal 2008, resulting in our inability to liquidate these securities. Moreover, a liquid secondary market has not developed for these instruments. On November 11, 2008, we accepted an offer from UBS AG, which refers to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS, to liquidate our auction rate certificates held in UBS accounts on February 13, 2008. The UBS offer entitles us to sell our auction rate certificates for a price equal to the liquidation preference of the auction rate certificates plus accrued but unpaid dividends or interest, if any, at any time during a two year period from June 30, 2010 through July 2, 2012. There is a risk that UBS will not perform its obligations in accordance with their offer. Furthermore, there is no assurance that we will be able to recoup our investments in the auction rate certificates.

If the global credit market continues to deteriorate, other components of our investment portfolio may be adversely impacted. While as of the date of this filing, we are not aware of any other downgrades, losses, failed auctions or other significant deterioration in the fair value of our cash, cash equivalents or investments, no assurance can be given that any further deterioration of the global credit and financial markets will not negatively impact our investments or our ability to meet our investment objectives. Such negative impact, should it arise, could require an impairment charge, which would adversely impact our financial results.

We face risks associated with international trade and currency exchange.

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom. Consequently, we are exposed to fluctuations in exchange rates associated with the local currencies of our foreign business operations. While nearly all of our revenue is derived from transactions denominated in U.S. dollars, nearly all of our costs from our foreign operations are denominated in the currency of that foreign location. As such, movements between the U.S. dollar and the other currencies could have a material impact on our profitability.

Failure to comply with applicable current and future government regulations could have a negative effect on our business.

Our operations and business practices are subject to federal, state and local government laws and regulations, as well as international laws and regulations, including those relating to consumer and other safety related compliance for electronic equipment, as well as compulsory license requirements as a prerequisite to being included as part of industry standards, such as the United States HDTV standard. Any failure by us to comply with the laws and regulations applicable to us or our products could result in our inability to sell those products, additional costs to redesign products to meet such laws and regulations, fines or other administrative actions by the agencies charged with enforcing compliance and, possibly, damages awarded to persons claiming injury as the result of our non-compliance. Changes in or enactment of new statutes, rules or regulations applicable to us could have a material adverse effect on our business.

The loss of members of our management team could substantially disrupt our business operations.

Our success depends to a significant degree upon the continued individual and collective contributions of our management team. A limited number of individuals have primary responsibility for managing our business, including our relationships with key customers and licensees. We have key executives and senior technical people who have been with us for a number of years. These individuals, as well as the rest of our management team and key employees, are at-will employees, and we do not maintain any key person life insurance policies.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In this regard, we currently plan to hire a number of employees throughout fiscal 2009 in response to our growth and our current initiatives. We have maintained a rigorous, highly selective and time consuming hiring process, which we believe has significantly contributed to our success to date, but has made it more difficult for us to hire a sufficient number of qualified employees. As we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. In addition, we are aware that some of our competitors have directly targeted our employees. If we are unable to hire and train a sufficient number of qualified employees or retain and motivate existing employees, our existing operations may suffer and we may be unable to grow effectively.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our investors’ views of us.

We have a complex business organization that is international in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time consuming effort that needs to be re-evaluated frequently. On an ongoing basis, we document, review and, if appropriate, improve our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Both we and our independent auditors periodically test our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

For the foreseeable future, Ray Dolby or his affiliates will be able to control the selection of all members of our board of directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.

At September 26, 2008, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 60,000,000 shares of our Class B common stock. As of September 26, 2008, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99% of our outstanding Class B common stock, which in the aggregate represented approximately 91% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendants will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Ray Dolby, his affiliates, his family members and descendants will maintain this control even if in the future they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. Absent a transfer of Class B common stock that would trigger an automatic conversion as described above, there is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates, his family members and descendants continue to hold shares of Class B common stock representing approximately 10% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As of September 26, 2008, we had a total of 112,474,174 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.

As of September 26, 2008, our directors and executive officers beneficially held 60,182,750 shares of Class B common stock, 4,483 shares of Class A common stock, vested options to purchase 572,034 shares of Class B common stock and vested options to purchase 308,163 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

Our principal executive offices, which we lease from Ray Dolby, are located at 100 Potrero Avenue, San Francisco, California, occupying approximately 70,000 square feet of space. The lease for these offices expires on December 31, 2013, but we have options to renew the lease for two additional five-year terms.

Ray and Dagmar Dolby, the Ray Dolby Trust, or the Dolby Family Trust own a majority financial interest in real estate entities that own and lease to us certain of our other facilities in California and the United Kingdom. We own the remaining financial interests in these real estate entities. We lease from these real estate entities approximately 122,000 square feet of space at 999 Brannan Street, San Francisco, California for our principal administrative offices, approximately 45,000 square feet of space in Brisbane, California for manufacturing facilities, approximately 75,000 square feet of space in Wootton Bassett, England for manufacturing, sales, services and administrative facilities and approximately 19,000 square feet of space in Burbank, California for research and development, sales, services and administrative facilities. The leases for these facilities expire at various times through 2015. During the first quarter of fiscal 2009, management proposed to consolidate Wootton Bassett, England manufacturing operations into our Brisbane facility.

We also lease additional research and development, sales, product testing and administrative facilities from third parties in California, New York, Pennsylvania and internationally, including in Asia, Europe, Australia and Canada.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol “DLB.” The following table sets forth the range of high and low sales prices on the NYSE of the Class A common stock for the periods indicated, as reported by the NYSE. Such quotations represent inter dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Fiscal 2007	High	Low
First Quarter	$32.27	$18.64
Second Quarter	35.49	29.68
Third Quarter	39.70	30.56
Fourth Quarter	38.28	31.01

Fiscal 2008	High	Low
First Quarter	$53.44	$34.50
Second Quarter	53.63	35.00
Third Quarter	49.69	32.94
Fourth Quarter	44.00	35.72

Our Class B common stock is neither listed nor publicly traded.

As of October 31, 2008, there were approximately 24 holders of record of our Class A common stock and 69 holders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not currently plan to pay any dividends in the immediate future. The payment of future dividends on the common stock and the rate of such dividends, if any, and when not restricted, will be determined by our Board of Directors in light of our results of operations, financial condition, capital requirements, and any other relevant factors.

Sale of Unregistered Securities

In the fiscal quarter ended September 26, 2008, we issued an aggregate of 172,102 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since September 27, 2008 through October 31, 2008, we issued an aggregate of 64,763 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of $0.4 million in the fiscal quarter ended September 26, 2008, and $0.2 million in the period since September 27, 2008 through October 31, 2008 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of October 31, 2008 options to purchase an aggregate of 2,348,236 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

Stock Price Performance Graph

The following graph illustrates a comparison of the total return of our Class A common stock with the total return for the New York Stock Exchange Composite Index (the “NYSE Composite”) and the Russell 3000 Index (the “Russell 3000”) for the period from February 17, 2005 (the date our Class A common stock commenced trading on the NYSE) through September 26, 2008. Although our Class A common stock was initially listed at $18.00 per share on the date of our initial public offering, February 17, 2005, the $18.00 price is not reflected in the graph. Instead, the figures represented below assume an investment of $100 in our Class A common stock at the closing price of $24.30 on February 17, 2005 and in the NYSE Composite and the Russell 3000 on January 31, 2005 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the accompanying notes included elsewhere in this filing. The consolidated statements of operations data for the fiscal years ended September 29, 2006, September 28, 2007 and September 26, 2008, and the balance sheet data as of September 28, 2007 and September 26, 2008, were derived from our audited consolidated financial statements that are included elsewhere in this filing. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods. All fiscal years presented consisted of 52 weeks with the exception of fiscal 2005 which consisted of 53 weeks.

	Fiscal Year Ended
	September 24, 2004	September 30, 2005	September 29, 2006	September 28, 2007	September 26, 2008
	(in thousands, except per share amounts)
Revenue:
Licensing	$211,395	$246,298	$301,663	$387,117	$537,363
Product sales	57,981	60,021	65,413	67,487	72,284
Services	19,665	21,648	24,466	27,424	30,584

Total revenue	289,041	327,967	391,542	482,028	640,231

Cost of revenue:
Cost of licensing	53,838	40,558	26,887	28,438	15,802
Cost of product sales (1)	30,043	31,181	38,487	34,497	39,455
Cost of services (1)	7,624	8,479	10,668	11,330	12,520

Total cost of revenue	91,505	80,218	76,042	74,265	67,777

Gross profit	197,536	247,749	315,500	407,763	572,454

Operating expenses:
Selling, general and administrative (1)	106,456	135,155	154,165	178,802	224,090
Research and development (1)	23,479	30,532	35,377	44,109	62,080
In-process research and development	1,738	—	—	—	—
Gain on settlements	(2,000)	(2,000)	(3,625)	(2,100)	(499)

Total operating expenses	129,673	163,687	185,917	220,811	285,671

Operating income	67,863	84,062	129,583	186,952	286,783
Other income (expense), net	229	7,156	17,054	22,464	15,019

Income before provision for income taxes and controlling interest	68,092	91,218	146,637	209,416	301,802
Provision for income taxes	27,321	37,330	55,833	65,131	100,770

Income before controlling interest	40,771	53,888	90,804	144,285	201,032
Controlling interest in net income	(929)	(1,595)	(1,255)	(1,454)	(1,574)

Net income	$39,842	$52,293	$89,549	$142,831	$199,458

Basic earnings per share	$0.47	$0.54	$0.85	$1.31	$1.79
Diluted earnings per share	$0.43	$0.50	$0.80	$1.26	$1.74
Weighted-average shares outstanding (basic)	85,556	96,969	105,688	109,202	111,492
Weighted-average shares outstanding (diluted)	92,783	104,220	111,658	113,573	114,781
(1) Stock-based compensation included above was as follows:
Cost of product sales	$104	$222	$800	$911	$853
Cost of services	36	103	513	148	177
Selling, general and administrative	5,843	11,709	15,087	15,334	17,267
Research and development	810	2,150	2,738	3,448	4,413

On February 16, 2005, Ray Dolby contributed to us all intellectual property rights related to our business that he and his affiliates held. Upon completion of this asset contribution, all of our licensing arrangements with, and royalty obligations to, Ray Dolby and his affiliates terminated. The selected financial data above includes $36.9 million, $18.7 million in royalties paid to Ray Dolby that we recognized in fiscal 2004 and 2005, respectively. Subsequent to February 16, 2005, we had no further obligations to pay royalties to Ray Dolby or his affiliates.

	September 24, 2004	September 30, 2005	September 29, 2006	September 28, 2007	September 26, 2008
	(in thousands)
Cash and cash equivalents	$78,711	$372,403	$363,537	$368,467	$394,761
Working capital	80,281	381,394	479,778	590,214	491,196
Short-term and long-term investments	—	—	155,071	304,441	300,663
Total assets	261,866	586,277	739,288	991,697	1,336,146
Long-term debt	13,580	12,124	10,893	9,691	7,782
Total stockholders’ equity	143,327	461,139	594,288	797,156	1,049,253

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and our discussion under Item 1 “Business—Our Strategy” above should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Form 10-K. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products and services revenue levels and mix, expenses, margins, net income per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies; growth opportunities and trends in the market in which we operate; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; and future competition. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk Factors” of Item 1A in this Form 10-K and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results.

Overview

Dolby Laboratories develops and delivers innovative products and technologies that improve the entertainment experience. Since Ray Dolby founded Dolby Laboratories in 1965, we have been at the forefront of delivering sound technologies that are employed throughout the entertainment creation, distribution and playback process to enhance the entertainment experience. Today, Dolby technologies are standard in a wide range of entertainment platforms. Our technologies are used in virtually all DVD players and personal computer DVD playback software, increasingly in digital televisions, set top boxes, portable media devices and in a wide array of consumer electronic products such as gaming systems and audio/video receivers. Movie theatres and broadcasters around the world use Dolby’s products.

Our objective is to be an essential element in the best entertainment technologies by delivering innovative and enduring technologies that enrich the entertainment experience. We believe that our well recognized brand and established history of successful innovation position us to expand the use of our technologies in existing and new markets and to capitalize on key trends in digital entertainment, such as the transition to digital television, digital cinema, high definition home theater systems, portable media devices and downloadable content services.

We deliver innovative technologies, products and services at each stage of the entertainment industry, including content creation, content distribution and content playback. Our products and services teams focus on developing and delivering new innovations for the professional community. This community includes filmmakers and exhibitors, television producers, music producers, and video game designers, who use Dolby technologies to generate a more realistic and immersive entertainment experience. Similarly, our licensing team works with consumer electronics manufacturers and media software vendors to develop and incorporate innovations that are designed to improve the entertainment experience at-home and on-the-go. We believe that our involvement across the entertainment industry has resulted in a globally recognized brand and better positions us to meet our long-term objective of being an essential element in the best entertainment technologies.

We are a global organization. We generate revenue by licensing our technologies to manufacturers of consumer electronics products and media software vendors, and selling our professional products and related services to entertainment content creators, producers, and distributors. We have licensed our technologies to manufacturers in approximately 35 countries and our licensees distribute products incorporating our technologies throughout the world. We sell our products and services in over 50 countries. In fiscal 2006, 2007 and 2008, revenue from outside the United States was 74%, 70% and 66% of our total revenue, respectively. The decrease in revenue from outside of the United States is due to the shift in the mix of our revenue stream to the personal computer market, which is predominately comprised of large U.S. based licensees.

Opportunities, Challenges and Risks

Licensing revenue constitutes the majority of our total revenue, representing 77%, 80% and 84% of total revenue in fiscal 2006, 2007 and 2008, respectively. We categorize our licensing revenue into the following markets:

•	Consumer electronics (CE) market – primarily comprised of DVD players, DVD recorders, audio/video receivers and home-theaters-in-a-box.

•	Personal computer (PC) market – primarily comprised of software DVD players, Microsoft Windows Vista Home Premium and Ultimate Editions and PC Entertainment Experience.

•	Broadcast market – primarily comprised of televisions and set top boxes.

•	Gaming market – primarily comprised of video game consoles.

•	Mobile – primarily comprised of mobile devices.

•	Automotive market – primarily comprised of in-car DVD players.

•	Licensing services – revenue from the administration of joint licensing programs.

Historically, the consumer electronics market, which is driven primarily by revenue attributable to sales of DVD players, has been our largest market, generating approximately 45% in fiscal 2006 and just under 40% in fiscal 2007. However, in fiscal 2008, it declined to just over 25% and was surpassed by our personal computing market, which represented our largest market in fiscal 2008.

The decrease in the consumer electronics market as a percentage of total licensing revenue has been due primarily to faster revenue growth in our other markets, primarily the PC and broadcast markets. We expect Blu-ray Disc players for high definition content to be a potential growth opportunity in the consumer electronics market. Dolby Digital has been selected as a mandatory audio standard and Dolby Digital Plus and Dolby TrueHD have been selected as optional audio standards in the Blu-ray Disc format. The release and consumer adoption of Blu-ray Disc players has been slower than expected due, in part, to the competition between HD-DVD and Blu-ray Disc formats. Even though uncertainty over the disc format was resolved in February 2008 when Toshiba Corporation announced that it would cease manufacturing HD-DVD players, the rate of consumer adoption of Blu-ray Disc players is uncertain and may be slower than past growth rates of standard definition DVD players.

Our personal computing market, which represented just over 30% of our licensing revenue in fiscal 2006, approximately 35% in fiscal 2007 and just over 40% in fiscal 2008, has been primarily driven by sales of software DVD players and to a lesser extent, DVD authoring applications. Historically, PC manufacturers have frequently included DVD playback functionality as part of the software applications included in their products. In fiscal 2007, Microsoft introduced its Windows Vista operating system. Two of the six editions of this operating system, the Windows Vista Home Premium Edition and the Windows Vista Ultimate Edition, include Dolby technologies which help enable DVD playback functionality and DVD authoring capabilities. Since shipments of Windows Vista began in February 2007, sales of personal computers for the consumer market offered with the Home Premium Edition have been strong. In addition, many major PC manufacturers continue to include additional branded software applications with DVD playback capabilities and other features which were not provided in the Microsoft operating systems. This contributed to an increase in licensing revenue from our PC market in the second half of fiscal 2007 and for the full year of fiscal 2008. Additionally, through our PC Entertainment Experience, we are licensing a greater number of our technologies into entertainment-oriented PCs.

In the future, PC manufacturers may elect to exclude additional DVD software applications on personal computers that include the Windows Vista Home Premium Edition or Windows Vista Ultimate Edition. It is unclear at what pace business customers will migrate from their current operating systems to the Windows Vista operating systems and how such adoption will impact sales of software DVD players for business PCs. In addition, a growing number of low cost netbooks (or sub-notebooks) are being sold which do not have Microsoft Vista operating systems and do not always have DVD playback functionality or Dolby technologies. We expect an increasing number of consumers will elect to purchase these netbooks which would cause our PC revenue growth rate to decline.

Our broadcast market, which is primarily driven by demand for Dolby Digital in televisions and set top boxes, represented just over 10% of our licensing revenue in fiscal 2006, just over 15% in fiscal 2007 and just under 20% in fiscal 2008. Our broadcast market has benefited from increased global shipments of set top boxes and digital televisions in North America, an increased percentage of televisions sold in Europe that contain our technologies and the contribution of revenue from digital converter boxes. In addition, we view broadcast services operating under particular bandwidth constraints, such as terrestrial broadcast or IPTV services, as an area of opportunity for us to offer Dolby Digital Plus and HE-AAC, which are able to deliver multi channel surround sound at reduced bit rates. We expect revenue from our broadcast market to increase as a percentage of licensing revenue in fiscal 2009. Notwithstanding our success in the broadcast market to date, we may not be able to capitalize on these opportunities and actual results may differ from our expectations.

Revenue generated from the gaming and automotive markets have primarily been driven by sales of video game consoles and in-car entertainment systems with Dolby Digital and ATRAC technology. Revenue generated by our licensing services market has primarily been driven by demand for MPEG 4 audio and MPEG 2 audio technologies used in portable media devices. Revenue from our mobile market is primarily driven by demand for our HE-AAC technology incorporated into mobile devices and to a lesser degree by sales of mobile devices incorporating Dolby Mobile. We view the mobile market as an area of opportunity to increase revenue from mobile devices, however actual results may differ from our expectations.

We have also introduced new technologies for the broadcast and consumer electronics markets, including Dolby Volume, and dynamic range image technologies. Our Dolby Volume technology controls the loudness of audio broadcasts to provide a constant volume level. Dolby Contrast provides enhanced contrast, while Dolby Vision combines enhanced contrast with extended brightness and dynamic range for LCD televisions with LED backlit technology. We do not anticipate generating significant revenue from these technologies in fiscal 2009.

Our technologies are incorporated in consumer electronics and digital entertainment products throughout the world. We expect that sales of products incorporating our technologies in emerging economies, such as China and India, will increase in the future as consumers in these geographical markets have more disposable income available to purchase entertainment products, although there can be no assurance that this will occur. We also expect that manufacturers from lower cost manufacturing countries, including China, will increase production of consumer electronics and digital entertainment products in the future to satisfy this increased demand. These are risks associated with opportunities of doing business in these emerging economies, such as China, that have affected and will continue to affect our operating results, such as manufacturers failing to report or underreporting product shipments.

Product sales consists of revenue from sales of equipment to cinema operators and broadcasters representing 17%, 14% and 11% of total revenue in fiscal 2006, 2007 and fiscal 2008, respectively.

Our cinema products, which represented approximately 75% of product sales in fiscal 2006, 71% of product sales in fiscal 2007 and 55% of product sales in fiscal 2008, are primarily used to read and decode film’s soundtrack, calibrate cinema sound systems and to adapt analog cinema audio systems to digital audio formats. Our digital cinema servers load, store, decrypt and decode encrypted digital film files for presentation on a digital projector, and our digital 3D products provide 3D capabilities. Sales of our cinema products and services tend to fluctuate based on the underlying trends in the motion picture industry. There is a trend in the cinema industry towards the adoption of digital cinema. Digital cinema offers the motion picture industry possible means to achieve substantial cost savings in printing and distributing movies, to combat piracy, and to enable movies to be played repeatedly without degradation in image and audio quality. In fiscal 2005, we introduced our Dolby Digital Cinema server, which allows for the storage and playback of digital content and in fiscal 2007 we introduced Dolby 3D Digital Cinema technology, which delivers a 3D experience when combined with an exhibitor’s existing digital cinema server. The cinema industry is in the early stages of adoption of digital cinema and we expect that exhibitors constructing new theatres or upgrading existing theatres will generally choose digital cinema over traditional film cinema. Digital cinema is based on open standards, which unlike traditional cinema, does not include our proprietary audio formats. As the market for digital cinema grows, we continue to face more competitive pricing pressure than we have historically experienced for traditional cinema products, which adversely impacts our product sales gross margins and digital cinema market share. If our digital cinema servers are not widely deployed, our future prospects in digital cinema will be limited and our business could be materially and adversely affected. Generally, as the film industry has adopted digital cinema the demand for our traditional cinema products and services has declined and we anticipate that the demand for film based products will continue to decline in future periods.

Our broadcast products, which represented approximately 21% of product sales in fiscal 2006, 23% of product sales in fiscal 2007 and 24% of product sales in fiscal 2008, are used to encode, transmit, and decode multiple channels of high quality audio for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming. In recent years, growth in consumer demand for high quality television content has increased the demand from broadcasters to deliver more content in Dolby Digital 5.1 surround sound, which has contributed to sales of our professional broadcast products.

Our services revenue, which represented 6%, 6% and 5% of total revenue in fiscal 2006, 2007 and 2008, respectively, is primarily tied to the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work stoppages within the motion picture industry as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

Recent deteriorating macroeconomic conditions are creating uncertainty regarding consumer demand in the markets into which we license and sell products and the timing and availability of funding for system integrators to finance digital cinema rollouts in which we could participate. The extent to which these conditions will persist and the overall impact they will have on consumer spending is not clear. Our business is particularly exposed to adverse changes in general economic conditions, because products that incorporate our technologies are entertainment-oriented and generally discretionary goods, such as DVD players, personal computers, digital televisions, mobile devices, set top boxes, portable media devices, gaming systems and audio/video receivers. Although recent macroeconomic conditions have reportedly adversely affected consumer confidence, disposable income and spending, we believe this generally is not reflected in our fiscal year ended September 26, 2008 results because our recognized licensing revenue generally lags one quarter following sales of products that incorporate our technologies.

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

Revenue Recognition

We evaluate revenue recognition for transactions to license technologies, trademarks and know how, and to sell products and services using the criteria set forth by the SEC in Staff Accounting Bulletin 104, Revenue Recognition (SAB 104). For revenue transactions that involve software or software related products, such as fees we earn from integrated software vendors, certain product sales with software elements and certain other transactions, we recognize revenue under the guidance established by Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). Both SAB 104 and SOP 97-2 state that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is probable. Judgment is required to assess whether collectibility is probable. We determine collectibility based on an evaluation of our customer’s recent payment history, the existence of a standby letter of credit between the customer’s financial institution and our financial institution, or an alternative credit evaluation.

The application of SOP 97-2 requires judgment, including whether the software element included with a hardware product is more-than-incidental to the hardware, whether a software arrangement includes multiple elements, and if so, whether vendor specific objective evidence, or VSOE of fair value exists for those elements. For some of our arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial product. These elements may include support and maintenance and/or the right to receive product upgrades. The fair value of these elements is recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the product. If we do not have VSOE of fair value of any undelivered element included in a multiple element arrangement containing software, we defer revenue until all elements are delivered and/or services have been performed, or until we have VSOE of fair value of all remaining undelivered elements. If the undelivered element is support and we do not have fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. The fair value of each of our reporting units is determined by using a discounted cash flow model which considers a number of factors, including estimated future cash flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimation of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. We use judgment in determining the estimated fair value of our reporting units, which include making assumptions of our future cash flows for each reporting unit. Our fiscal 2008 impairment test of goodwill, which was performed in the third quarter of fiscal 2008, resulted in no impairment charge. Fluctuations in our fair value, which may result from changes in economic conditions, our results of operations and other factors, relative to the carrying value, could result in impairment charges in future periods.

Accounting for Income Taxes

In preparing our consolidated financial statements, we are required to make estimates and judgments that affect our accounting for income taxes. This process includes estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, including the timing of recognition of stock-based compensation expense, result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we have established a valuation allowance.

In the first quarter of fiscal 2008, we adopted FIN 48. Upon adoption of FIN 48, our cumulative effect of a change in accounting principle resulted in a corresponding increase in retained earnings by $0.3 million. We had historically classified interest, penalties and unrecognized tax benefits as current liabilities. Beginning with the adoption of FIN 48, we classify interest, penalties and unrecognized tax benefits that are not expected to result in payment of cash within one year as non-current liabilities in the consolidated balance sheet. The total amount of gross unrecognized tax benefits with interest and penalties as of the date of adoption of FIN 48 was $11.2 million, of which $5.8 million, if recognized, would affect our effective tax rate. As of September 26, 2008, the total amount of gross unrecognized tax benefits with interest and penalties was $19.8 million, of which $13.2 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefits are classified as non-current liabilities in the consolidated balance sheet.

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, the valuation allowance against our deferred tax assets and uncertainty in income tax positions. Our financial position and results of operations may be materially impacted if actual results significantly differ from these estimates or the estimates are adjusted in future periods.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. We utilize the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. To determine the fair value of a stock-based award using the Black-Scholes option pricing model requires that we make certain assumptions regarding the expected term of the award, the expected future volatility of our stock price over the expected term of the award and the risk-free interest rate over the expected term. We develop our assumptions for the Black-Scholes pricing model in accordance with guidelines set forth by the SEC in Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). We estimate the expected term of stock-based awards by evaluating historical exercise patterns of our employees and applying an assumption of future exercise patterns. We utilize a blend of our historical volatility of our common stock and implied volatility based on traded options with similar terms as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Investments

We account for investment securities under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and related interpretations and staff positions. SFAS 115 requires us to record available-for-sale securities at fair value, with unrealized gains and losses being reported as a component of other comprehensive income. Unobservable inputs reflecting our own assumptions were incorporated in valuation techniques used to determine the fair value of certain of our investments. The analysis considered, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and the probability of a successful recovery in a future period. Additionally, we use judgment in evaluating whether declines in fair value are temporary or other-than-temporary considering a variety of factors including the existence of the following indicators: changes in credit ratings or asset quality, changes in the economic environment, changes in market conditions, and changes in expected cash flows. Temporary declines in fair value are recorded as charges to accumulated other comprehensive income, while other-than-temporary declines in fair value are recorded to earnings.

Results of Operations

Fiscal Years Ended September 28, 2007 and September 26, 2008

Revenue

	Fiscal Year Ended		Change
	September 28, 2007	September 26, 2008	$	%
	($ in thousands)
Licensing	$387,117	$537,363	$150,246	39%
Percentage of total revenue	80%	84%
Product sales	67,487	72,284	4,797	7%
Percentage of total revenue	14%	11%
Services	27,424	30,584	3,160	12%
Percentage of total revenue	6%	5%

Total revenue	$482,028	$640,231	$158,203	33%

Licensing.    The 39% increase in licensing revenue from fiscal 2007 to fiscal 2008 was driven by increased revenue in all our markets, most notably our PC, broadcast, gaming and mobile markets. We do not expect to sustain such levels of licensing growth in fiscal 2009 due to a slowdown in consumer spending, an expected lower percentage of PCs sold with our technologies due to increased growth in netbooks, which do not have Microsoft Vista operating systems, and an expected decline in sales of DVD players. Historically, revenue from our consumer electronics market represented the largest percentage of our total licensing revenue. In fiscal 2008, revenue from our consumer electronics market declined as a percentage of our total licensing revenue and was surpassed by revenue from our PC market. The increase in revenue from our PC market in fiscal 2008, was primarily driven by a full year of Microsoft Vista Home Premium and Ultimate Edition related revenues as compared to only half a year in fiscal 2007. In addition, in fiscal 2008, licensing revenue benefited from a growing number of consumer notebook computer shipments with Dolby PC Entertainment Experience, compared to fiscal 2007. The increase in revenue from our broadcast market has been driven by an increase in the number of digital televisions in North America and Europe that incorporate Dolby Digital compared to a year ago, as well as shipments of set top boxes that incorporate our technologies. The increase in revenue from our gaming market was primarily driven by sales of game consoles. The increase in revenue from our mobile market was primarily driven by the inclusion of HE-AAC technology, obtained through our acquisition of Coding Technologies in fiscal 2008, which is incorporated into mobile devices.

Product Sales.    The 7% increase in product sales from fiscal 2007 to fiscal 2008 was primarily due to increased sales of our 3D products, which were minimal in fiscal 2007 as our 3D offering was introduced during the latter part of fiscal 2007, as well as an increase in sales of our broadcast products, digital cinema processors and media adapters. These increases were partially offset by a decrease in sales of our traditional cinema products. As the cinema industry transitions to the use of digital cinema audio equipment, we expect sales of our traditional cinema products to continue to decline in future periods. We have developed a digital cinema server, but have not recognized most of the revenue related to sales of our digital cinema servers due to certain obligations, which we have yet to satisfy. We currently have approximately $29 million of deferred revenue related to digital cinema server and certain 3D product sales.

Services.    The 12% increase in services revenue from fiscal 2007 to fiscal 2008 was primarily attributable to an increase in film services, particularly services on original films, including digital films, as well as revenue from virtual print fees related to digital cinema.

Gross Margin

	Fiscal Year Ended
	September 28, 2007	September 26, 2008
Licensing gross margin percentage	93%	97%
Product sales gross margin percentage	49%	45%
Services gross margin percentage	59%	59%

Total gross margin percentage	85%	89%

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

In the fourth quarter of fiscal 2007, we determined that it was appropriate to cease accruing royalty expense related to an ongoing dispute with an unrelated patent licensor. As a result, our licensing gross margin was higher in fiscal 2008 compared to fiscal 2007. For further detail, see the discussion regarding accrued liabilities in the notes to our financial statements. The increase in licensing gross margin was partially offset by the amortization of intangible assets that were acquired as part of the acquisition of Coding Technologies in the first quarter of fiscal 2008.

Product Sales Gross Margin.    Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Product sales gross margin decreased by 4% from fiscal 2007 to fiscal 2008, due to the decline in sales of our traditional cinema products and the increase in sales of our 3D products, digital cinema processors and media adapters, which have lower margins than our traditional cinema products.

Upon satisfying certain contractual obligations, we expect to recognize revenue and associated costs related to a number of digital cinema servers and 3D products that are currently deferred. We expect that upon the eventual recognition, our product sales gross margins will be adversely impacted because these products were sold at a significantly lower margin than our other products. At September 26, 2008, we have approximately $29 million of deferred revenue related to these digital cinema servers and 3D products, and a corresponding $21 million of associated costs.

Services Gross Margin.    Cost of services primarily consists of the payroll and benefits costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. Services gross margin was flat year over year.

Operating Expenses

	Fiscal Year Ended		Change
	September 28, 2007	September 26, 2008	$	%
	($ in thousands)
Selling, general and administrative	$178,802	$224,090	$45,288	25%
Percentage of total revenue	37%	35%
Research and development	44,109	62,080	17,971	41%
Percentage of total revenue	9%	10%
Gain on settlements	(2,100)	(499)	1,601	n/a
Percentage of total revenue	(0)%	(0)%

Total operating expenses	$220,811	$285,671	$64,860	29%

Selling, General and Administrative.    Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, professional service fees, travel related expenses and facility costs for our sales, marketing and administrative functions. The 25% increase in selling, general and administrative expense from fiscal 2007 to fiscal 2008 was primarily due to an increase in personnel expenses and related occupancy and travel expenses. These increases were primarily driven by increases in headcount related to our growth initiatives and the acquisition of Coding Technologies, bonus expense and annual pay increases for existing employees. Amortization expense increased due to an increase in intangible assets from the acquisitions of Coding Technologies in November 2007 and Brightside Technologies, Inc. (Brightside) in April 2007. Selling, general and administrative expenses also increased due to increases in professional consulting expenses and impairment charges.

Research and Development.    Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The 41% increase in research and development expense from fiscal 2007 to fiscal 2008 was primarily driven by an increase in personnel expenses due to increases in headcount related to our growth initiatives and the acquisition of Coding Technologies, bonus expense and annual pay increases for existing employees.

Gain on Settlements.    Gain on settlements includes payments received related to the resolution of disputes with implementation licensees from which we typically do not earn royalties. In contrast, amounts attributable to the resolution of royalty disputes from licensees that specifically represent unpaid royalties that are subsequently paid are recorded as licensing revenue in the period payment is received and the dispute is resolved, if all other revenue recognition criteria have been met. In fiscal 2006, 2007 and 2008, we received payments totaling $3.6 million, $2.1 million and $0.5 million, respectively, in connection with the settlement of disputes with certain implementation licensees.

Other Income, Net

	Fiscal Year Ended		Change
	September 28, 2007	September 26, 2008	$	%
	($ in thousands)
Interest income	$26,156	$17,889	$(8,267)	(32)%
Interest expense	(3,111)	(2,126)	985	32%
Other income (expense), net	(581)	(744)	(163)	28%

Total other income, net	$22,464	$15,019	$(7,445)	(33)%

Other income, net, primarily consists of interest income earned on cash, cash equivalent and investments, offset by interest expense principally attributable to the outstanding balances on our facility debt obligations.

Also included are gains or losses from foreign currency transactions. The decrease in other income, net from fiscal 2007 to fiscal 2008 was primarily due to lower investment balances as a result of the acquisition of Coding Technologies in November 2007 as well as lower interest rates and market conditions resulting in lower return on investments.

Income Taxes

	Fiscal Year Ended
	September 28, 2007	September 26, 2008
	($ in thousands)
Provision for income taxes	$65,131	$100,770
Effective tax rate	31%	33%

Our effective tax rate for fiscal 2008 was 33% compared to 31% in fiscal 2007. The increase in our effective tax rate was primarily due to a decrease in certain manufacturing incentive tax deductions from fiscal 2007, which included a revision of our estimates. Further, the increase in our effective tax rate was a result of the comparative decreases in the amount of research and development tax credits we estimated we would generate for the year ended September 26, 2008 as a result of the December 2007 expiration of the federal law providing for research and development credits.

After the close of fiscal 2008, Congress enacted the reinstatement of the “research and development” tax credits that expired in December 2007. Consequently, Dolby will be able to claim three quarters of additional credits as a discrete item in the first quarter of fiscal 2009. The impact of this on our consolidated statement of operations for fiscal 2008 would have been an additional reduction in taxes of $1.1 million or a decrease of 0.35% on our effective tax rate.

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

Licensing.    The 28% increase in licensing revenue from fiscal 2006 to fiscal 2007 was primarily due to increased revenue from our personal computer market and broadcast market, and to a lesser extent, from our consumer electronics and gaming markets. The increase in revenue from our PC market was primarily driven by continued growth in shipments of notebook computers, the release of Microsoft Vista Home Premium and Ultimate Editions, which contain Dolby technologies, as well as the continued inclusion of additional software DVD player applications by PC manufacturers. The increase in revenue from our broadcast market has been driven by growth in sales of digital televisions and cable and satellite set top boxes that incorporate our technologies. Our consumer electronics market benefited from continued diversification of consumer electronics products containing our technologies, including home-theater-in-a-box systems, audio/video receivers, camcorders and portable media devices.

Product Sales.    The 3% increase in product sales from fiscal 2006 to fiscal 2007 was primarily due to increases in sales of our broadcast and live sound products, partially offset by a decrease in sales of our cinema products. Sales of our broadcast products continued to benefit from broadcasters worldwide expanding their capabilities for delivering content in Dolby Digital 5.1 surround sound. In the cinema market, fiscal 2006 product sales benefited from new theatre construction, which appears to have slowed in fiscal 2007. In fiscal 2007, a significant portion of our sales efforts was focused on our digital cinema initiative. Due to certain contractual and implied obligations requiring us to deliver software upgrades that we have not yet delivered, we are unable to recognize sales of our digital cinema servers. As of September 28, 2007, we had approximately $7.1 million of deferred revenue associated with these sales.

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

Product Sales Gross Margin.    In the third quarter of fiscal 2005, we entered into a collaboration agreement with Walt Disney Pictures and Television under which we deployed digital cinema servers in selected theatres throughout the U.S. We funded the majority of the equipment and installation costs related to this deployment, of which the majority was recorded in the fourth quarter of fiscal 2005 and in fiscal 2006. Cost of product sales for fiscal 2006 includes approximately $6.4 million in charges recorded in connection with this collaboration agreement. The increase in product sales gross margin from fiscal 2006 to fiscal 2007 was primarily due to these charges. Upon satisfying certain contractual obligations requiring us to deliver software upgrades that we have not yet delivered, we expect to recognize revenue and associated costs in fiscal 2009 related to sales of digital cinema servers that are currently deferred. Upon recognition, our product sales gross margins will be adversely impacted because these products were sold at a significantly lower margin than our other products. At September 28, 2007, we had approximately $7.1 million of deferred revenue related to these digital cinema servers, and a corresponding $6.9 million of associated costs.

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

Gain on Settlements.    In fiscal 2007, we recognized $2.1 million as gain on settlement in connection with the resolution of disputes with three implementation licensees regarding the violation of the terms of their licensing agreements with us, compared to $3.6 million in fiscal 2006 in connection with the resolution of a dispute with one implementation licensee.

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

Our effective tax rate for fiscal 2007 was 31% compared to 38% for fiscal 2006. The decrease in our effective tax rate was primarily due to an increase in certain manufacturing incentive tax deductions and an increase in our federal deduction for state taxes. In addition, our effective tax rate decreased from fiscal 2006 to fiscal 2007 due to an increase in disqualifying dispositions of incentive stock options, an increase in tax free interest income generated from our investments and an increase in research and development tax credits in fiscal 2007 due to a change in the tax law.

In the fourth quarter of fiscal 2007, we increased our estimates for certain manufacturing incentives related to extraterritorial income exclusions and federal domestic production deductions which decreased our tax rate for fiscal 2007 by approximately 3%.

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

	Fiscal Quarter Ended
	December 29, 2006	March 30, 2007	June 29, 2007	September 28, 2007	December 28, 2007	March 28, 2008	June 27, 2008	September 26, 2008
	(unaudited)
	(in thousands, except per share amounts)
Revenue:
Licensing	$82,375	$106,642	$94,795	$103,305	$122,430	$149,619	$127,558	$137,756
Product sales	15,210	15,469	17,191	19,617	20,010	15,628	18,060	18,586
Services	6,857	6,899	7,627	6,041	7,787	7,310	8,699	6,788

Total revenue	104,442	129,010	119,613	128,963	150,227	172,557	154,317	163,130
Cost of revenue	19,029	20,687	19,560	14,989	17,966	17,246	16,016	16,549

Gross margin	85,413	108,323	100,053	113,974	132,261	155,311	138,301	146,581

Income before taxes and controlling interest	44,693	62,270	45,878	56,575	72,572	86,929	70,867	71,434

Net income	$29,893	$39,095	$29,685	$44,158	$47,673	$56,778	$46,448	$48,559

Earnings per share:
Basic	$0.28	$0.36	$0.27	$0.40	$0.43	$0.51	$0.42	$0.43
Diluted	$0.27	$0.34	$0.26	$0.39	$0.42	$0.49	$0.40	$0.42
Basic shares outstanding	107,947	109,055	109,692	110,112	110,592	111,192	111,844	112,342
Diluted shares outstanding	112,767	113,412	113,696	114,118	114,700	114,736	114,875	115,010

In the fourth quarter of fiscal 2007, we determined that it was appropriate to cease accruing royalty expense related to an ongoing dispute with an unrelated patent licensor. As a result, our licensing gross margin was higher in fiscal 2008 compared to fiscal 2007. For further detail, see the discussion regarding accrued liabilities in the notes to our financial statements.

In the fourth quarter of fiscal 2008, our effective tax rate was 31%, which is significantly lower than prior periods. We increased our estimates for certain manufacturing incentives related to extraterritorial income exclusions and federal domestic production deductions which resulted in a decrease in our tax rate for the fourth quarter of fiscal 2008 compared to the third quarter of fiscal 2008.

Liquidity, Capital Resources and Financial Condition

	September 28, 2007	September 26, 2008
	(in thousands)
Cash and cash equivalents	$368,467	$394,761
Short-term investments	231,217	119,667
Long-term investments	73,224	180,996
Accounts receivable, net	28,165	27,650
Accounts payable and accrued liabilities	119,068	156,925
Working capital (a)	590,214	491,196
Net cash provided by operating activities	162,973	264,474
Capital expenditures (b)	(10,578)	(13,610)
Net cash used in investing activities	(192,797)	(271,338)
Net cash provided by financing activities	30,524	34,896

(a)	Working capital consists of total current assets less total current liabilities.
(b)	Capital expenditures primarily consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements, production and test equipment.

As of September 26, 2008, we had cash and cash equivalents of $394.8 million, compared to $368.5 million at September 28, 2007. In addition, at September 26, 2008, we had short-term and long-term investments of $300.7 million, compared to $304.4 million at September 28, 2007. Our principal sources of liquidity are our cash, cash equivalents and investments, as well as cash flows from our operations. We believe that our cash, cash equivalents and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Cash provided by operating activities were $264.5 million in fiscal 2008, compared to $163.0 million in fiscal 2007. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. Cash flows from operating activities for fiscal 2008 were primarily driven by net income of $199.5 million. Adjustments for non-cash items included an increase in deferred income taxes of $21.8 million, offset by $22.3 million in stock-based compensation expense and $24.8 million in depreciation and amortization expense. Changes in working capital were primarily attributable to increases of $33.9 million in accounts payable and accrued liabilities and deferred revenues of $26.0 million, offset by increases in assets of $25.2 million.

Cash used in investing activities for fiscal 2008 were primarily driven by purchases of available-for-sale securities of $4.7 million, net of sales, and cash paid for the acquisition of Coding Technologies of $253.0 million. Capital expenditures were $13.6 million for fiscal 2008, an increase of $3.0 million from fiscal 2007 due to improvements to our facilities and new system implementations.

Cash provided by financing activities were $34.9 million in fiscal 2008, compared to $30.5 million in fiscal 2007. Cash flows from financing activities were primarily driven by proceeds and excess tax benefits from the exercise of stock options.

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of September 26, 2008.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Long-term debt (1)	$1,593	$3,460	$3,416	$906	$9,375
Operating leases (2)	6,499	11,127	9,407	5,736	32,769
Payments on litigation settlement (3)	3,000	6,000	—	—	9,000

Total	$11,092	$20,587	$12,823	$6,642	$51,144

(1)	We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant.
(2)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of September 26, 2008.
(3)	In April 2002, we settled a dispute with an unrelated third party and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. Refer to Note 11 “Legal Proceedings” for further discussion.

In addition to what is included in the table above, as discussed in notes 1 and 6 of the notes to the consolidated financial statements, we have adopted the provisions of FIN 48. As of September 26, 2008, we had an accrued liability for unrecognized tax benefits and related interest totaling $13.2 million. We are unable to estimate when any cash settlement with a taxing authority might occur.

Other Cash Obligations.    Under the terms of the agreement to acquire all outstanding shares of our subsidiary, Cinea, in September 2003, we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction through 2022. As of September 26, 2008, no additional purchase consideration had been paid and no liability is reflected on our balance sheet.

Recently Issued Accounting Standards

Refer to Note 2 of the Condensed Consolidated Financial Statements for our disclosure on “Recently Issued Accounting Standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments.

As of September 26, 2008, we had cash and cash equivalents of $394.8 million, which consisted of cash, money market funds and municipal debt securities. In addition, we had short-term and long-term investments of $300.7 million, which consisted of United States government agency securities, variable rate demand notes, auction rate certificates and municipal debt with original maturities greater than 90 days. Many of these investments are subject to fluctuations in interest rates, which could impact our results. At September 26, 2008 the average investment maturity of our investment portfolio was less than six months. Based on our investment portfolio balance as of September 26, 2008, a hypothetical change in interest rates of 1% would have approximately a $2.1 million impact, and a change of 0.5% would have approximately a $1.0 million impact on the carrying value of our portfolio. Furthermore, a hypothetical change in interest rates of 1% would have approximately a $3.9 million impact, and a change of 0.5% would have approximately a $2.0 million impact on interest income over a one-year period.

We face market risks for changes in interest rates primarily related to our auction rate securities. During fiscal 2008, auction rate certificate issuers were reporting an inability to successfully obtain subscribers for high credit quality auction rate certificates. As of September 26, 2008, we held such auction rate certificates with a par value totaling $72.2 million. In the event we need access to the funds invested in these securities, we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process. On November 11, 2008, we accepted an offer from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS to liquidate our auction rate certificates held in UBS accounts on February 13, 2008. The UBS offer entitles us to sell our auction rate certificates for a price equal to the liquidation preference of the auction rate certificates plus accrued but unpaid dividends or interest, if any, at any time during a two year period from June 30, 2010 through July 2, 2012. There is a risk that UBS will not perform its obligations in accordance with their offer. Furthermore, there is no assurance that we will be able to recoup our investments in the auction rate certificates.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

Foreign Currency Exchange Risk

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom. Also, as a result of our acquisition of European entities in the first quarter of fiscal 2008, we conduct a growing portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. dollar (primarily Euros and British Pounds). As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. Most of our revenue from international markets is denominated in U.S. dollars, while the operating expenses of our international subsidiaries are predominantly denominated in local currency. Therefore, if the U.S. dollar weakens against the local currency, we will have increased operating expenses which are only partially offset by increased net revenues. Similarly, our net assets, net revenues and operating expenses will decrease and affect our net income, if the U.S. dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our consolidated statement of operations. Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dolby Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries (the Company) as of September 26, 2008, and September 28, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 26, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolby Laboratories, Inc. and subsidiaries as of September 26, 2008, and September 28, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended September 26, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R Share-Based Payment, applying the modified prospective method at the beginning of fiscal year 2006. Also, as discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, at the beginning of fiscal year 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dolby Laboratories, Inc. and subsidiaries’ internal control over financial reporting as of September 26, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 20, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

November 20, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dolby Laboratories, Inc.:

We have audited Dolby Laboratories, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 26, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dolby Laboratories, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 26, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries as of September 26, 2008 and September 28, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 26, 2008, and our report dated November 20, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

November 20, 2008

DOLBY LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 28, 2007	September 26, 2008
ASSETS
Current assets:
Cash and cash equivalents	$368,467	$394,761
Short-term investments	231,217	119,667
Accounts receivable, net of allowances of $903 at September 28, 2007 and $1,799 at September 26, 2008	28,165	27,650
Inventories	14,883	18,133
Deferred taxes	73,686	91,824
Prepaid expenses and other current assets	17,000	39,834

Total current assets	733,418	691,869
Property, plant and equipment, net	85,552	87,915
Intangible assets, net	35,389	83,060
Goodwill	39,364	250,356
Long-term investments	73,224	180,996
Deferred taxes	12,393	24,900
Other non-current assets	12,357	17,050

Total assets	$991,697	$1,336,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,281	$10,137
Accrued liabilities	109,787	146,788
Income taxes payable	9,051	4,811
Current portion of long-term debt	1,563	1,593
Deferred revenue	13,522	37,344

Total current liabilities	143,204	200,673
Long-term debt	9,691	7,782
Long-term deferred revenues	5,073	6,171
Deferred taxes	—	16,755
Other non-current liabilities	14,294	33,414

Total liabilities	172,262	264,795
Controlling interest	22,279	22,098
Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: 49,352,936 shares issued and outstanding at September 28, 2007 and 51,991,983 at September 26, 2008	49	52
Class B common stock, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 60,897,747 shares issued and outstanding at September 28, 2007 and 60,482,191 at September 26, 2008	61	60
Additional paid-in capital	375,830	434,907
Retained earnings	409,749	609,495
Accumulated other comprehensive income	11,467	4,739

Total stockholders’ equity	797,156	1,049,253

Total liabilities and stockholders’ equity	$991,697	$1,336,146

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	September 26, 2008
Revenue:
Licensing	$301,663	$387,117	$537,363
Product sales	65,413	67,487	72,284
Services	24,466	27,424	30,584

Total revenue	391,542	482,028	640,231

Cost of revenue:
Cost of licensing	26,887	28,438	15,802
Cost of product sales (1)	38,487	34,497	39,455
Cost of services (1)	10,668	11,330	12,520

Total cost of revenue	76,042	74,265	67,777

Gross margin	315,500	407,763	572,454

Operating expenses:
Selling, general and administrative (1)	154,165	178,802	224,090
Research and development (1)	35,377	44,109	62,080
Gain on settlements	(3,625)	(2,100)	(499)

Total operating expenses	185,917	220,811	285,671

Operating income	129,583	186,952	286,783
Interest income	18,729	26,156	17,889
Interest expense	(1,770)	(3,111)	(2,126)
Other income (expense), net	95	(581)	(744)

Income before provision for income taxes and controlling interest	146,637	209,416	301,802
Provision for income taxes	55,833	65,131	100,770

Income before controlling interest	90,804	144,285	201,032
Controlling interest in net income	(1,255)	(1,454)	(1,574)

Net income	$89,549	$142,831	$199,458

Earnings per share (basic)	$0.85	$1.31	$1.79
Earnings per share (diluted)	$0.80	$1.26	$1.74
Weighted-average shares outstanding (basic)	105,688	109,202	111,492
Weighted-average shares outstanding (diluted)	111,658	113,573	114,781
Expense for rent payable to related party included in selling, general and administrative expenses	$1,788	$1,335	$1,361
(1) Stock-based compensation included above was as follows:

Cost of product sales	$800	$911	$853
Cost of services	513	148	177
Selling, general and administrative	15,087	15,334	17,267
Research and development	2,738	3,448	4,413

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands)

	Shares of Class A common stock	Class A common stock	Shares of Class B common stock	Class B common stock	Additional paid-in capital	Deferred stock-based compensation	Retained earnings	Accumulated other comprehensive income	Total	Comprehensive income
Balance at September 30, 2005	33,119	$33	70,790	$71	$308,354	$(26,422)	$177,369	$1,734	$461,139

Net income	—	—	—	—	—	—	89,549	—	89,549	89,549
Translation adjustments, net of taxes of $1,248	—	—	—	—	—	—	—	2,028	2,028	2,028
Unrealized gains on available-for-sale securities, net of taxes of $32	—	—	—	—	—	—	—	52	52	52
Deferred stock-based compensation related to Class B stock option grants	—	—	—	—	(26,422)	26,422	—	—	—	—
Stock-based compensation expense	—	—	—	—	18,966	—	—	—	18,966	—
Tax benefit from the exercise of Class A and Class B stock options	—	—	—	—	14,837	—	—	—	14,837	—
Issuance of Class A common stock (ESPP)	134	0	—	—	2,207	—	—	—	2,207	—
Transfer of Class B common stock to Class A common stock	4,317	4	(4,317)	(4)	—	—	—	—	—	—
Exercise of Class A stock options	6	0	—	—	112	—	—	—	112	—
Exercise of Class B stock options	—	—	3,212	3	5,395	—	—	—	5,398	—

Balance at September 29, 2006	37,576	$37	69,685	$70	$323,449	$—	$266,918	$3,814	$594,288	$91,629

Net income	—	—	—	—	—	—	142,831	—	142,831	142,831
Translation adjustments, net of taxes of $2,655	—	—	—	—	—	—	—	7,588	7,588	7,588
Unrealized gains on available-for-sale securities, net of taxes of $46	—	—	—	—	—	—	—	65	65	65
Stock-based compensation expense	—	—	—	—	19,508	—	—	—	19,508	—
Tax benefit from the exercise of Class A and Class B stock options	—	—	—	—	22,730	—	—	—	22,730	—
Issuance of Class A common stock (ESPP)	32	0	—	—	966	—	—	—	966	—
Transfer of Class B common stock to Class A common stock	11,556	12	(11,556)	(12)	—	—	—	—	—	—
Exercise of Class A stock options	188	0	—	—	3,567	—	—	—	3,567	—
Exercise of Class B stock options	—	—	2,769	3	5,610	—	—	—	5,613	—

Balance at September 28, 2007	49,352	$49	60,898	$61	$375,830	$—	$409,749	$11,467	$797,156	$150,484

Tax reserve adjustment upon adoption of FIN 48	—	—	—	—	—	—	288	—	288	—
Net income	—	—	—	—	—	—	199,458	—	199,458	199,458
Translation adjustments, net of taxes of $(603)	—	—	—	—	—	—	—	(1,882)	(1,882)	(1,882)
Unrealized losses on available-for-sale securities, net of taxes of $1,630	—	—	—	—	—	—	—	(4,846)	(4,846)	(4,846)
Stock-based compensation expense	—	—	—	—	22,332	—	—	—	22,332	—
Tax benefit from the exercise of Class A and Class B stock options	—	—	—	—	22,061	—	—	—	22,061	—
Issuance of Class A common stock (ESPP)	26	0	—	—	1,133	—	—	—	1,133	—
Transfer of Class B common stock to Class A common stock	1,754	2	(1,754)	(2)	—	—	—	—	—	—
Exercise of Class A stock options	860	1	—	—	9,635	—	—	—	9,636	—
Exercise of Class B stock options	—	—	1,338	1	3,916	—	—	—	3,917	—

Balance at September 26, 2008	51,992	$52	60,482	$60	$434,907	$—	$609,495	$4,739	$1,049,253	$192,730

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	September 26, 2008
Operating activities:
Net income	$89,549	$142,831	$199,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,946	14,483	24,814
Stock-based compensation expense	18,966	19,506	22,332
Accretion of discounts/amortization of premium on investments	(84)	(2,353)	1,904
Excess tax benefit from exercise of stock options	(13,845)	(21,845)	(21,746)
Provision for doubtful accounts	614	943	935
Deferred income taxes	(18,694)	(33,119)	(21,750)
Other non-cash items affecting net income	1,832	2,280	2,273
Changes in operating assets and liabilities:
Accounts receivable	1,289	(5,012)	987
Inventories	(1,700)	(9,795)	(7,567)
Prepaid expenses and other assets	(799)	(9,690)	(18,640)
Accounts payable and accrued liabilities	14,620	38,315	33,874
Income taxes, net	25,129	22,532	29,825
Deferred revenues	5,703	7,397	25,962
Payment on litigation settlement	(3,000)	(3,000)	(3,000)
Other non-current liabilities	(24)	(500)	(5,187)

Net cash provided by operating activities	132,502	162,973	264,474

Investing activities:
Purchases of available-for-sale securities	(438,295)	(427,825)	(304,097)
Proceeds from sale of available-for-sale securities	283,980	280,941	299,376
Purchases of property, plant and equipment	(8,039)	(10,578)	(13,610)
Acquisitions, net of cash acquired	—	(30,208)	(253,047)
Purchase of intangible assets	—	(5,225)	—
Other	(1,044)	98	40

Net cash used in investing activities	(163,398)	(192,797)	(271,338)

Financing activities:
Payments on debt	(1,360)	(1,467)	(1,536)
Issuance of Class A common stock (ESPP)	2,207	966	1,133
Proceeds from the exercise of stock options	5,510	9,180	13,553
Excess tax benefit from the exercise of stock options	13,845	21,845	21,746

Net cash provided by financing activities	20,202	30,524	34,896

Effect of foreign exchange rate changes on cash and cash equivalents	1,828	4,230	(1,738)

Net (decrease)/increase in cash and cash equivalents	(8,866)	4,930	26,294
Cash and cash equivalents at beginning of year	372,403	363,537	368,467

Cash and cash equivalents at end of year	$363,537	$368,467	$394,761

Supplemental disclosure:
Cash paid for income taxes	$51,022	$75,699	$102,541
Cash paid for interest	1,838	1,540	965

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Business and Significant Accounting Policies

Dolby Laboratories develops and delivers innovative products and technologies that improve the entertainment experience. Since Ray Dolby founded Dolby Laboratories in 1965, we have been at the forefront of delivering sound technologies that are employed throughout the entertainment creation, distribution and playback process to enhance the entertainment experience. Today, Dolby technologies are standard in a wide range of entertainment platforms. Our technologies are used in virtually all DVD players and personal computer DVD playback software, increasingly in digital televisions, set top boxes, portable media devices and in a wide array of consumer electronic products such as gaming systems and audio/video receivers. Movie theatres and broadcasters around the world use Dolby’s products.

Our objective is to be an essential element in the best entertainment technologies by delivering innovative and enduring technologies that enrich the entertainment experience. We believe that our well recognized brand and established history of successful innovation position us to expand the use of our technologies in existing and new markets and to capitalize on key trends in digital entertainment, such as the transition to digital television, digital cinema, high definition home theater systems, portable media devices and downloadable content services.

We deliver innovative technologies, products and services at each stage of the entertainment industry, including content creation, content distribution and content playback. Our products and services teams focus on developing and delivering new innovations for the professional community. This community includes filmmakers and exhibitors, television producers, music producers, and video game designers, who use Dolby technologies to generate a more realistic and immersive entertainment experience. Similarly, our licensing team works with consumer electronics manufacturers and media software vendors to develop and incorporate innovations that are designed to improve the entertainment experience at-home and on-the-go. We believe that our involvement across the entertainment industry has resulted in a globally recognized brand and better positions us to meet our long-term objective of being an essential element in the best entertainment technologies.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include valuation allowances for receivables, carrying values of inventories, goodwill, intangible assets, stock-based compensation, fair values of investments, accrued expenses, liabilities for unrecognized tax benefits and deferred income tax assets. Actual results could differ from our estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Fiscal Year

Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include 52 week periods ended September 29, 2006 (fiscal 2006), September 28, 2007 (fiscal 2007) and September 26, 2008 (fiscal 2008).

Concentration of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments and accounts receivable. We deposit our cash, cash equivalents and investments in accounts with major financial institutions and, at times, such investments may be in excess of federal insured limits. Our products are sold to businesses primarily in the Americas and Europe, and our licensing revenue is primarily generated from customers outside of the United States. We manage this risk by evaluating in advance the financial condition and creditworthiness of our product and services customers and perform regular evaluations of the creditworthiness of our licensing customers. No customer accounted for more than 10% of our total revenue in fiscal 2006. One customer in fiscal 2007 and a different customer in fiscal 2008 accounted for more than 10% of our total revenue.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments that have original maturities of 90 days or less from the date of purchase, to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts, municipal debt securities and United States government agency securities.

Investments

We have investments in United States government agency securities, variable rate demand notes, auction rate certificates and municipal debt securities. We account for these instruments under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments that have original maturities between 91 days and one year from the date of purchase are classified as short-term investments and investments that have maturities of more than one year from the date of purchase are classified as long-term investments. We reclassified our auction rate certificates from short-term investments to long-term investments in the second quarter of fiscal 2008 due to the lack of short-term liquidity available for these securities. See Note 3, “Composition of Certain Financial Statement Captions” for further discussion regarding our auction rate certificates and Note 12, “Subsequent Events” for discussion on the offer to liquidate our auction rate certificates at par. All of our investments, except for an equity investment and investments held in our supplemental retirement plan for key executives, are classified as available-for-sale and are recorded at fair market value on the consolidated balance sheet. Unrealized gains or losses on our available-for-sale securities are reported as a component of other comprehensive income and realized gains or losses are reported as a component of net income. Investments held in our supplemental retirement plan for key executives are classified as trading securities. Unrealized gains or losses on trading securities are reported as a component of net income.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method based on estimated useful lives as follows:

Systems and software	3 to 5 years
Machinery and equipment	4 to 15 years
Furniture and fixtures	5 to 8 years
Equipment under operating leases	15 years
Leasehold improvements	Lesser of useful life or related lease term
Buildings	Up to 40 years

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

Goodwill and Intangible Assets

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. The fair value of each of our reporting units is determined by using a discounted cash flow model which considers a number of factors, including estimated future cash flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimate of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. Our annual impairment test of goodwill, which was performed in our third fiscal quarter of 2008, resulted in no impairment charge. Fluctuations in our fair value, which may result from changes in economic conditions, our results of operations and other factors, relative to the carrying value, could result in impairment charges in future periods.

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS 144) requires that long-lived assets, including intangible assets, with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships and contracts, and are amortized on a straight-line basis over their useful lives ranging from three to 15 years. No intangible or long-lived assets were impaired as of September 26, 2008.

Revenue Recognition

We enter into transactions to license technology, trademarks and know how and to sell products and services. We evaluate revenue recognition for transactions using the criteria set forth by the SEC in Staff Accounting Bulletin 104, Revenue Recognition (SAB 104). For revenue transactions that involve software or software-related products, such as fees we earn from integrated software vendors, certain product sales with software elements and certain other transactions, we recognize revenue under the guidance established by Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). Both SAB 104 and SOP 97-2 state that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is probable.

Licensing.    Our licensing revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights, including patents, trademarks and know how. Royalties are recognized when all revenue recognition criteria have been met. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s royalty report and payment. Royalties are deemed fixed or determinable upon verification of a licensee’s royalty report in accordance with the terms of the underlying executed agreement or, in certain circumstances, receipt of a licensee’s royalty report and payment. We determine collectibility based on an evaluation of the licensee’s recent payment history, the existence of a standby letter-of-credit between the licensee’s financial institution and our financial institution, or an alternative credit evaluation. Deferred revenue represents amounts that are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. If we cannot determine that collectibility is probable, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met. Licensing revenue includes fees we earn for administering joint patent licensing programs (patent pools) containing patents owned by us and/or other companies. Royalties related to patent pools are recorded net of royalties payable to third-party patent pool members and are recognized when all revenue recognition criteria have been met.

We generate the majority of our licensing revenue through our licensing contracts with original equipment manufacturers (system licensees) and media software vendors. Our revenue recognition policies for each of these arrangements are summarized below.

Licensing to system licensees.    We license our technologies to system licensees who manufacture consumer electronics products and, in return, the system licensee pays us a royalty generally for each unit shipped that incorporates our technologies. Royalties from system licensees are generally recognized upon receipt of a royalty report from the licensee and when all other revenue recognition criteria have been met.

Licensing to media software vendors.    We license our technologies for resale to media software vendors and, in return, the software vendor pays us a royalty for each unit of software distributed that incorporates our technologies. Royalties from media software vendors are generally recognized upon receipt of a royalty report from the licensee and all other revenue recognition criteria have been met. In addition, in some cases we receive initial license fees for our software and provide post-contract upgrades and support. In these cases, we recognize the initial fees ratably over the length of the contract, as vendor-specific objective evidence typically does not exist for the upgrade and support elements of the contract.

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

Multiple Element Arrangements.    We enter into arrangements that include multiple elements such as hardware, software, maintenance and other services. For some of our arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial product. These elements may include support and maintenance and/or the right to receive product upgrades. The fair value of these elements is recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the product. If we do not have fair value of any undelivered element included in a multiple element arrangement, we defer revenue until all elements are delivered and/or services have been performed, or until we have fair value of all remaining undelivered elements. If the undelivered element is support and we do not have fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period. When our products have been delivered as part of a multiple element arrangement, but the revenue associated with that product is deferred because the related revenue recognition criteria have not been met, we also defer the related inventory costs. The deferred inventory costs do not exceed the deferred revenue amounts.

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

Stock-Based Compensation

On October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R) using the modified prospective application transition method. SFAS 123R requires that companies that used the fair-value method of accounting, including in pro forma disclosure, for stock-based awards prior to the adoption of SFAS 123R, use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, stock-based compensation is recognized for new awards granted and the remaining portion of the requisite service under previously-granted unvested awards outstanding as of the date of adoption. Amounts reported prior to the adoption of SFAS 123R were not restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. In fiscal 2006, 2007 and 2008, we recorded stock-based compensation expense of $19.1 million, $19.8 million, and $22.7 million, respectively, under the fair-value provisions of SFAS 123R. Upon adoption SFAS 123R, the deferred compensation balance of $26.4 million related to stock-based awards accounted for under APB 25 as of September 30, 2005 was eliminated and there was a corresponding reduction in additional paid-in capital. See Note 4 “Stockholders’ Equity and Stock-Based Compensation” for further discussion.

Advertising and Promotional Costs

Advertising and promotional costs are charged to selling, general and administrative expense at the time the related event takes place and were $9.0 million, $9.6 million and $11.4 million for fiscal 2006, 2007 and 2008, respectively. At September 28, 2007 and September 26, 2008, we had $0.7 and $0.6 million, respectively, of prepaid advertising and promotional costs because the related events had not yet occurred.

Gain on Settlements

Gain on settlements includes payments received related to the resolution of disputes with implementation licensees from which we typically do not earn royalties. In contrast, amounts attributable to the resolution of royalty disputes from licensees that specifically represent unpaid royalties are recorded as licensing revenue in the period payment is received, if all other revenue recognition criteria have been met. In fiscal 2006, 2007 and 2008, we received payments totaling $3.6 million, $2.1 million and $0.5 million, respectively, in connection with the settlement of disputes with certain implementation licensees.

Foreign Currency Translation

We maintain sales, marketing and business operations in foreign countries including manufacturing operations in the United Kingdom. We translate the assets and liabilities of our international non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses of these subsidiaries are translated using the average rates for the period. Gains and losses from these translations are included in accumulated other comprehensive income in stockholders’ equity.

We also have foreign subsidiaries that occasionally transact in currencies other than their functional currency. Foreign transaction gains and losses are included in our consolidated statement of operations. Additionally, we remeasure non-functional currency assets and liabilities of these subsidiaries using the exchange rate at the end of each period and recognize gains and losses in our consolidated statement of operations. In fiscal 2006 and 2007, transaction and re-measurement losses included in net income were $0.5 million and $1.0 million, respectively. In fiscal 2008, transaction and re-measurement gains included in net income were $1.0 million.

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

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, effective September 29, 2007. The cumulative effect of adopting FIN 48 was a decrease in tax reserves of $0.3 million, resulting in a corresponding increase of $0.3 million to the September 29, 2007 retained earnings balance.

Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change upon the adoption of FIN 48. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	September 26, 2008
	(in thousands, except per share amounts)
Numerator:
Net income	$89,549	$142,831	$199,458

Denominator:
Weighted-average shares outstanding (basic)	105,688	109,202	111,492
Potential common shares from options to purchase Class A common stock and Class B common stock	5,970	4,371	3,289

Weighted-average shares outstanding (diluted)	111,658	113,573	114,781

Earnings Per Share:
Basic earnings per share	$0.85	$1.31	$1.79

Diluted earnings per share	$0.80	$1.26	$1.74

A total of 1,683,628, 1,564,320 and 2,059,592 options were excluded from the calculation for fiscal 2006, 2007 and 2008, respectively, because their inclusion would have been anti-dilutive.

2. Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measures (SFAS 157). SFAS 157 is effective for financial assets and financial liabilities for the financial statements issued for the fiscal years beginning after November 15, 2007, and interim periods within those financial years. FSP FAS 157-2, Effective Date of FASB Statement No. 157, amended Statement 157 to delay the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair values in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 establishes a single definition of fair value and a framework for measuring fair value in generally accepted accounting principles that result in increased consistency and comparability in fair value measurements. SFAS 157 does not require any new fair value measurements. We do not expect the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

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

3. Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 28, 2007 and September 26, 2008 consisted of the following:

	September 28, 2007	September 26, 2008
Cash and cash equivalents:
Cash	$128,061	$121,676
Cash equivalents:
Money market funds	239,198	270,034
Municipal debt securities	—	3,051
U.S. government agency securities	1,208	—

Total cash and cash equivalents	368,467	394,761

Short-term investments:
U.S. government agency securities	52,132	2,514
Auction rate certificates	103,950	—
Variable rate demand notes	54,900	60,490
Municipal debt securities	20,235	56,663

Total short-term investments	231,217	119,667
Long-term investments:
U.S. government agency securities	61,835	19,212
Auction rate certificates	—	66,146
Municipal debt securities	10,595	95,028
Equity investment	794	610

Total long-term investments	73,224	180,996

Total cash, cash equivalents and investments	$672,908	$695,424

At September 26, 2008, we held tax-exempt auction rate certificates with a par value of $72.2 million. These certificates are secured by pools of student loans and guaranteed either by state-designated guaranty agencies or the U.S. government. Auctions for these instruments began failing in the second quarter of fiscal 2008 and continued to fail through the fourth quarter of fiscal 2008.

Auction rate certificates are classified as available-for-sale securities. As there are currently no active markets for our failed auction rate certificates, we have estimated the fair value of these investments as of September 26, 2008 based on a discounted cash flow analysis. Unobservable inputs reflecting our own assumptions were incorporated in our valuation techniques used to determine fair value. The analysis considered, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and the probability of a successful auction in a future period. When possible our auction rate certificates were compared to other observable market data or securities with similar characteristics. At September 26, 2008, unrealized losses pertaining to our auction rate certificates were $6.1 million. Additionally, none of our auction rate certificates were in default and all of our auction rate certificates continue to pay us interest. We determined that the decline in the market value of these securities is not other-than-temporary. If we determine that any future decline in the value of the auction rate certificates is other-than- temporary, it will be recorded as a component of net income.

We have accounted for all our auction rate certificates as non-current as we are not able to reasonably determine when the auction rate certificates market will recover or be restructured. Based on our ability to access our cash, cash equivalents and short-term investments and our expected cash flows from operating activities, we have the intent and ability to hold these investments for a sufficient period of time to allow for recovery of the principle amounts invested. We will continue to monitor our auction rate certificates in light of the current debt market environment and evaluate our accounting for these investments periodically. See Note 12 “Subsequent Events” for further discussion on the offer to liquidate our auction rate certificates at par.

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

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of September 26, 2008 is as follows:

	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Money market funds	$270,034	$—	$—	$270,034
U.S. government agency securities	21,775	23	(72)	21,726
Auction rate certificates	72,200	—	(6,054)	66,146
Variable rate demand notes	60,490	—	—	60,490
Municipal debt securities	154,870	173	(301)	154,742
Equity investment	610	—	—	610

Cash equivalents and investments	$579,979	$196	$(6,427)	$573,748

All of our investments in the tables above, except for the equity investment, are classified as available-for-sale and are recorded at fair market value on the consolidated balance sheet. The equity investment represents an equity interest that we have accounted for under the cost method and classified as a long-term investment based on our ability and intent to hold the investment for more than one year.

The following table shows the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of September 26, 2008:

	Less than 12 months		12 months or greater		Total
	Fair Values	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses
			(in thousands)
Auction rate certificates	$66,146	$(6,054)	$—	$—	$66,146	$(6,054)
U.S. government agency securities	15,057	(72)	—	—	15,057	(72)
Municipal debt securities	97,968	(301)	—	—	97,968	(301)

Total	$179,171	$(6,427)	$—	$—	$179,171	$(6,427)

Accounts Receivable

Accounts receivable consists of the following:

	September 28, 2007	September 26, 2008
	(in thousands)
Trade accounts receivable	$25,245	$24,604
Amounts receivable related to patent administration program	2,634	3,532
Other accounts receivable	1,189	1,313

	29,068	29,449
Less: Allowance for doubtful accounts	(903)	(1,799)

Accounts receivable, net	$28,165	$27,650

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Operations	Deductions	Balance at End of Fiscal Year
	(in thousands)
For fiscal year ended September 29, 2006	$2,030	$614	$(920)	$1,724
For fiscal year ended September 28, 2007	1,724	943	(1,764)	903
For fiscal year ended September 26, 2008	903	935	(39)	1,799

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 28, 2007	September 26, 2008
	(in thousands)
Raw materials	$4,799	$3,315
Work in process	2,723	1,891
Finished goods	7,361	12,927

Inventories	$14,883	$18,133

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

	September 28, 2007	September 26, 2008
	(in thousands)
Land	$15,398	$14,769
Buildings	33,218	31,629
Leasehold improvements	43,978	45,627
Machinery and equipment	28,893	29,864
Systems and software	19,790	26,454
Furniture and fixtures	16,531	17,717
Equipment provided under operating leases	9,097	12,493

	166,905	178,553
Less: Accumulated depreciation	(81,353)	(90,638)

Property, plant and equipment, net	$85,552	$87,915

Depreciation expense of $10.6 million, $11.2 million and $12.4 million in fiscal 2006, 2007 and 2008, respectively, is included in cost of product sales, research and development expense, and selling, general and administrative expense in the accompanying consolidated statements of operations.

Goodwill and Intangible Assets

The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 28, 2007	$39,364
Goodwill acquired—Coding Technologies (see Note 5)	211,912
Valuation allowance reversal on prior acquisition	(2,089)
Translation adjustments	1,169

Balance at September 26, 2008	$250,356

The increase in goodwill from September 28, 2007 to September 26, 2008, was primarily due to the acquisition of Coding Technologies. During the fourth quarter of fiscal 2008, we reversed a valuation allowance related to our acquisition of Lake Technologies due to the expected utilization of associated net operating losses.

Following is a summary of intangible assets:

	September 28, 2007	September 26, 2008
	(in thousands)
Amortized intangible assets:
Acquired patents and technology	$30,986	$55,519
Customer relationships	70	30,270
Customer contracts	—	5,300
Other intangibles	12,278	11,862

	43,334	102,951
Less: Accumulated amortization	(7,945)	(19,891)

Intangible assets, net	$35,389	$83,060

Amortization expense associated with our intangible assets was $2.1 million, $3.3 million and $12.5 million in fiscal 2006, 2007 and 2008, respectively, and is included in cost of licensing, cost of product sales and selling, general and administrative expenses in the accompanying consolidated statements of operations. The increase in gross intangible assets from September 28, 2007 to September 26, 2008 was due to the acquisition of Coding Technologies. Amortization of intangible assets held at September 26, 2008 is expected to be approximately $12.6 million, $12.4 million, $12.1 million, $10.5 million and $10.2 million in fiscal 2009, 2010, 2011, 2012, and 2013, respectively.

Other Non-Current Assets

Other non-current assets consist primarily of supplemental retirement plan assets, long-term prepaid expenses and long-term income tax receivables. See Note 7 “Retirement Plans” for further discussion on our supplemental retirement plan.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 28, 2007	September 26, 2008
	(in thousands)
Accrued royalties	$31,051	$32,064
Amounts payable to joint licensing program partners	25,781	40,266
Accrued compensation and benefits	30,347	47,617
Accrued professional fees	3,593	3,749
Current portion of litigation settlement (see Note 11)	2,592	2,686
Other accrued liabilities	16,423	20,406

Accrued liabilities	$109,787	$146,788

Accrued royalties include amounts related to an ongoing dispute regarding the terms of a license agreement with an unrelated patent licensor. From the third quarter of fiscal 2006 through the third quarter of fiscal 2007 we had been accruing royalties related to this matter. We have informed the patent licensor that we may have overpaid them under the terms of the licensing agreement. The patent licensor has claimed that we have underpaid them under the terms of the licensing agreement. In the fourth quarter of fiscal 2007, we determined that it was appropriate to cease accruing additional royalties related to this dispute. We continue to try to resolve this matter with the patent licensor. We believe the amounts accrued as of September 26, 2008 are sufficient to cover any potential exposure we may have related to this dispute.

Debt

We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant. The loans are collateralized by commercial real property and are guaranteed by Dolby Laboratories, Inc.

Following is a summary of our debt balances:

	September 28, 2007	September 26, 2008
	(in thousands)
$12.0 million term loan at 6.2% effective interest rate, repayable in monthly installments with remaining principal due May 2013	$6,118	$5,214
$2.5 million term loan at 6.2% effective interest rate, repayable in monthly installments with remaining principal due April 2014	1,436	1,261
Term loan denominated in U.K. pounds at 6.9% effective interest rate, repayable in quarterly installments with the remaining principal due April 2015	3,700	2,900

Total debt	11,254	9,375
Less: Current portion of debt	(1,563)	(1,593)

Long-term debt	$9,691	$7,782

The fair value of our debt approximates the carrying value based on borrowing rates currently available to us for loans with similar terms and remaining maturities. See Note 8 “Commitments and Contingencies” for a summary of the maturities of our debt balances at September 26, 2008.

Other Non-Current Liabilities

Following is a summary of the components of other non-current liabilities:

	September 28, 2007	September 26, 2008
	(in thousands)
Long-term portion of litigation settlement	$8,151	$5,568
Supplemental retirement plan obligation	4,793	3,884
Other liabilities	1,350	23,962

Total other non-current liabilities	$14,294	$33,414

Refer to Note 11 “Legal Proceedings” for further discussion of the litigation settlement.

Accumulated Other Comprehensive Income

Accumulated foreign currency translation gains were $3.7 million at September 29, 2006, $11.4 million at September 28, 2007 and $9.4 million at September 26, 2008. Accumulated unrealized gains on investments, net, were $0.1 million at September 29, 2006 and $0.1 million at September 28, 2007. Accumulated unrealized losses on investments, net, are $4.7 million at September 26, 2008.

4. Stockholders’ Equity and Stock-Based Compensation

Class A and Class B Common Stock

Our board of directors has authorized two classes of common stock, Class A and Class B. At September 26, 2008, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At September 26, 2008, we had 51,991,983 shares of Class A common stock and 60,482,191 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share.

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

As of September 26, 2008, there were options outstanding to purchase 2.4 million shares of Class B common stock, of which 2.3 million were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 4.7 years. Subsequent to fiscal 2005, no further options were granted and no further options will be granted under this plan.

2005 Stock Plan. In January 2005, our stockholders approved our 2005 Stock Plan, which our board of directors adopted in November 2004. The 2005 Stock Plan became effective on February 16, 2005, the day prior to the completion of our initial public offering. Our 2005 Stock Plan, as amended in February 2008, provides for the ability to grant incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock units, performance units, performance bonus awards and performance shares. A total of 12.0 million shares of our Class A common stock is authorized for issuance under the 2005 Stock Plan. Any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding restricted stock unit award will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as two shares for every one share returned.

As of September 26, 2008, there were options outstanding to purchase 4.3 million shares of Class A common stock, of which 1.0 million were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 8.3 years.

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

Net income includes $19.1 million, $19.8 million and $22.7 million in stock-based compensation expense for fiscal 2006, 2007 and 2008, respectively.

We have issued stock-based awards in the form of stock options, restricted stock units, stock appreciation rights, shares issued under our employee stock purchase plan and stock grants. Below is a summary of the different types of stock-based awards issued under our stock plans:

Stock Options.    We have granted stock options to our employees, officers and directors under our 2005 Stock Plan and our 2000 Stock Incentive Plan. Stock options are generally granted at fair market value on the date of grant. Options granted to employees and officers prior to June 2008, generally vest over four years, with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or 3 months after termination of service. Options granted to employees and officers from June 2008 onward, generally vest over four years, with each option becoming exercisable as to 25% of the number of shares subject to the option on the one-year anniversary of the date of grant and the balance of the shares subject to the option vesting in equal monthly installments over the next 36 months thereafter, and expire on the earlier of 10 years after the date of grant or 3 months after termination of service. Options granted to outside directors generally vest over 3 years with equal annual cliff vesting and expire on the earlier of 10 years after the date of grant or three months after termination of service. All options granted vest over the requisite service period and are settled through issuance of shares of Dolby Laboratories common stock. Our 2005 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria, though no such awards have been granted as of September 26, 2008. Upon the exercise of stock options, we issue new shares of Class B common stock under the 2000 Stock Incentive Plan and new shares of Class A common stock under the 2005 Stock Plan. We utilize the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant.

The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	September 26, 2008
Expected life (in years)	6.23	5.66	5.08
Risk-free interest rate	4.6%	4.6%	2.9%
Expected stock price volatility	49.9%	43.2%	43.1%
Dividend yield	—	—	—

To determine an estimate for the expected term of our stock options granted in fiscal 2008, we evaluate historical exercise patterns of our employees and make an assumption regarding future exercise patterns. To determine an estimate for the expected stock price volatility for stock options granted in fiscal 2008, we utilized a blend of the historical volatility for our common stock since our initial public offering and our implied volatility. To determine an estimate for the risk-free interest rate we used an average interest rate based on U.S. Treasury instruments having terms consistent with the expected term of our awards.

The following table summarizes the weighted-average fair value of stock options granted and the total intrinsic value of stock options exercised during fiscal 2006, 2007 and 2008:

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	September 26, 2008
Weighted-average fair value at date of grant	$10.12	$14.00	$19.22
Intrinsic value of options exercised (in thousands)	58,194	79,818	83,203
Fair value of options vested (in thousands)	17,510	17,657	21,292

Included in stock-based compensation expense was $16.9 million, $19.5 million and $22.3 million for fiscal 2006, 2007 and 2008, respectively, related to employee stock options under the provisions of SFAS 123R, net of estimated forfeitures. We determine our estimated forfeiture rate based on an evaluation of historical forfeitures. For fiscal 2008, we utilized an estimated forfeiture rate of 4.8%. Total unrecorded stock-based compensation cost at September 26, 2008 associated with employee stock options expected to vest was $41.4 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Non-Employee Stock Options.    We have also granted stock options to employees whose status subsequently changed to non-employee consultants subsequent to the dates of grant. In fiscal 2006, we recognized $2.0 million of stock-based compensation expense related to stock options held by non-employee consultants. In fiscal 2007 and 2008, we recognized less than $0.1 million of stock-based compensation expense related to stock options held by non-employee consultants. In accordance with Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, compensation cost for options issued to non-employee consultants is determined based on the fair value at the end of each reporting period. We utilized the Black-Scholes option pricing model to determine the fair value at the end of each reporting period, and recognize compensation over the service period.

The following table summarizes information about stock options issued to officers, directors, employees and non-employee consultants under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 28, 2007	7,609	$12.73
Grants	1,458	45.86
Exercises	(2,198)	6.17
Forfeitures	(198)	29.62

Options outstanding at September 26, 2008	6,671	21.58	6.99	$110,989

Options vested and expected to vest at September 26, 2008	6,426	21.40	6.96	149,421

Options exercisable at September 26, 2008	3,265	8.51	5.45	90,442

Aggregate intrinsic value is based on the closing price of our common stock on September 26, 2008 of $36.04 and excludes the impact of options that were not in-the-money.

The following table summarizes information about stock options outstanding and exercisable at September 26, 2008:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$1.25 - $1.25	33	3.1	$1.25	33	$1.25
$1.26 - $1.26	716	2.5	1.26	716	1.26
$2.08 - $2.08	1,355	5.6	2.08	1,355	2.08
$6.29 - $19.20	1,250	6.6	15.99	752	16.34
$19.22 - $23.30	143	7.5	21.37	74	21.57
$28.13 - $37.79	1,904	8.4	30.26	335	30.29
$38.21 - $47.42	447	9.4	45.12	—	—
$48.15 - $51.18	823	9.4	48.20	—	—

	6,671			3,265

Restricted Stock Units.    We grant restricted stock units to certain employees, officers and directors under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting and awards granted to directors generally vest over three years, with equal annual cliff-vesting. Our 2005 Stock Plan also allows us to grant restricted stock units which vest based on the satisfaction of specific performance criteria, although no such awards have been granted as of September 26, 2008. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized over the requisite service period. No restricted stock units were granted prior to fiscal 2008. In fiscal 2008, we granted approximately 260,000 restricted stock units at a weighted-average fair value of $46.87 per unit. As of September 26, 2008, none of the restricted stock units were vested. Total unrecorded stock-based compensation cost at September 26, 2008 associated with restricted stock units expected to vest was $10.0 million, which is expected to be recognized over a weighted average period of 3.4 years.

Stock Appreciation Rights.    We have granted stock appreciation rights to certain of our foreign employees. These awards are settled in cash rather than stock, and are classified as liability awards under SFAS 123R. Stock-based compensation expense related to stock appreciation rights was $0.2 million in fiscal 2006, $0.3 million in fiscal 2007 and $0.2 million in fiscal 2008, respectively.

Employee Stock Purchase Plan.     In January 2005, our board of directors adopted and our stockholders approved our Employee Stock Purchase Plan (ESPP), which allows eligible employees to have up to 10 percent of their eligible compensation withheld and used to purchase Class A common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than one thousand shares in an offering period, whichever is less. The ESPP became effective on February 16, 2005, and the first purchase took place on November 15, 2005. Prior to February 5, 2008, the plan allowed for a purchase price equal to 95 percent of the closing price on the New York Stock Exchange on the last day of the purchase period. On February 5, 2008, the plan was amended to allow for a purchase price equal to 85 percent of the closing price on the New York Stock Exchange on the last day of the purchase period commencing with the offering period on May 15, 2008. Under the ESPP, substantially all employees may purchase Class A common stock through payroll withholdings. Due to the amendment, our ESPP is now considered compensatory under SFAS 123R. In fiscal 2008, we recorded compensation expense of $0.2 million for our ESPP. Our ESPP does not have a look-back option and is classified as a liability award. At September 26, 2008, our accrued liabilities included $1.5 million for employee withholdings and related compensation cost. The ESPP liability was settled on the purchase date, November 17, 2008, through the issuance of Class A common stock based on the market price on the purchase date.

5. Business Combinations

On November 9, 2007, we acquired all of the outstanding equity interests of Coding Technologies, a privately held provider of audio compression technologies for the mobile, digital broadcast and internet markets. The aggregate cost of the acquisition was approximately $253 million, net of acquired cash, including approximately $6 million in transaction costs. We believe the acquisition of Coding Technologies will increase our presence in the mobile, broadcast, digital radio and digital music download markets. The results of Coding Technologies’ operations from the date of acquisition are included in our results of operations.

The aggregate cost of the acquisition, net of acquired cash, was allocated as follows:

	Total Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Goodwill	$211,912	n/a
Developed technology	23,700	8
Customer contracts	5,300	4
Backlog	100	4
Customer relationships	30,200	9
Deferred tax liability	(16,653)	n/a
Acquired liabilities, net	(1,512)	n/a

Total purchase price	$253,047

The following unaudited pro forma financial information presents the combined results of operations of the Company and Coding Technologies as if the acquisition had occurred as of the beginning of the period presented. As noted above, the results of Coding Technologies’ operations from the date of acquisition to September 26, 2008 are included in our results for fiscal 2008. The pro forma financial information includes certain purchase accounting related entries and is not necessarily indicative of the actual results of operations that might have occurred, nor is it necessarily indicative of expected results in the future.

September 28, 2007
(in thousands, except per share amounts - unaudited)
Revenue	$495,424
Operating income	178,705
Net income	128,616
Earnings per share (basic)	$1.18
Earnings per share (diluted)	$1.13
Weighted-average shares outstanding (basic)	109,202
Weighted-average shares outstanding (diluted)	113,573

6. Income Taxes

The components of our income before provision for income taxes and controlling interest are as follows:

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	September 26, 2008
	(in thousands)
United States	$138,348	$207,321	$309,781
Foreign	8,289	2,095	(7,979)

Total	$146,637	$209,416	$301,802

The provision for income taxes consists of the following:

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	September 26, 2008
	(in thousands)
Current:
Federal	$56,114	$71,185	$86,115
State	6,450	12,588	15,415
Foreign	11,963	14,477	20,990

Total current	74,527	98,250	122,520
Deferred:
Federal	(15,357)	(28,337)	(17,171)
State	(1,077)	(4,261)	(3,146)
Foreign	(2,260)	(521)	(1,433)

Total deferred	$(18,694)	$(33,119)	$(21,750)

Provision for income taxes	$55,833	$65,131	$100,770

Licensing revenue is recognized gross of foreign withholding taxes that are remitted by our licensees directly to the foreign taxing authorities. Withholding taxes were $10.6 million, $12.9 million and $17.6 million in fiscal 2006, 2007 and 2008, respectively. The foreign current tax includes the above withholding tax expense and a corresponding foreign tax credit benefit in current federal taxes.

United States income taxes and foreign withholding taxes have not been provided on a cumulative total of $1.0 million of undistributed earnings for certain non-United States subsidiaries. We intend to reinvest these earnings indefinitely in operations outside the United States. A determination of the amount of the deferred tax liability that is essentially permanent in duration is not practicable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	September 28, 2007	September 26, 2008
	(in thousands)
Deferred income tax assets:
Investments	$833	$908
Accounts receivable	361	607
Inventories	3,397	3,372
Foreign net operating loss	2,764	1,960
Depreciation and amortization	1,270	—
Other assets	11,969	17,951
Accrued expenses	22,041	27,850
Other non-current liabilities	13,398	15,213
Revenue recognition	37,158	47,204
Foreign tax credits	—	3,680
Unrealized loss on investments	—	1,558

Total gross deferred income tax assets	93,191	120,303
Less: Valuation allowance	(2,229)	—

Total deferred income tax assets	90,962	120,303
Deferred income tax liabilities:
Translation adjustment	(4,812)	(4,721)
Intangibles	—	(14,292)
Depreciation and amortization	—	(1,321)
Unrealized gain on investments	(71)	—

Deferred income tax assets, net	$86,079	$99,969

The above deferred income tax assets, net have been classified in the accompanying consolidated balance sheets as follows:
Current deferred income tax assets	$73,686	$91,824
Long-term deferred income tax assets, net	12,393	8,145

Deferred income tax assets, net	$86,079	$99,969

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, we believe it is more likely than not that the benefits of these deductible differences will be realized and, therefore, a valuation allowance is not required.

The tax effect of the net operating losses in our Australian entities were $2.8 million and $2.0 million at September 28, 2007 and September 26, 2008, respectively, with associated valuation allowances of $2.2 million at September 28, 2007 and none at September 26, 2008. In the fourth quarter of fiscal 2008, it was determined that it is more likely than not that the associated deferred tax assets related to the valuation allowance will be realized. Therefore, all $2.1 million of the remaining valuation allowance, set up at the time of acquisition of Lake Technologies, was reversed as a reduction to goodwill. As of September 26, 2008, the net operating losses carryover for Australia and Sweden were $6.5 million and $7.0 million, respectively, which have no expiration dates.

A reconciliation of the federal statutory tax rate to our effective tax rate for fiscal 2006, 2007 and 2008, is as follows:

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	September 26, 2008
Federal statutory rate	35.0%	35.0%	35%
State income taxes, net of federal effect	3.1	3.3	3.6
Stock-based compensation expense rate	1.0	(0.1)	(0.1)
Loss from foreign corporations	(1.0)	(0.1)	—
Research and development tax credits	(1.2)	(1.4)	(1.0)
Tax exempt interest	(0.9)	(1.9)	(1.5)
United States manufacturing tax incentives	(0.3)	(3.2)	(1.7)
Other	2.4	(0.5)	(0.9)

Effective tax rate	38.1%	31.1%	33.4%

In the first quarter of fiscal 2008, we adopted FIN 48. Upon adoption of FIN 48, our cumulative effect of a change in accounting principle resulted in a corresponding increase in retained earnings by $0.3 million. We had historically classified interest, penalties and unrecognized tax benefits as current liabilities. Beginning with the adoption of FIN 48, we classify interest, penalties and unrecognized tax benefits that are not expected to result in payment of cash within one year as non-current liabilities in the consolidated balance sheet. The total amount of gross unrecognized tax benefits with interest and penalties as of the date of adoption of FIN 48 was $11.2 million, of which $5.8 million, if recognized, would affect our effective tax rate. As of September 26, 2008, the total amount of gross unrecognized tax benefits with interest and penalties was $19.8 million, of which $13.2 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefits are classified as non-current liabilities in the consolidated balance sheet.

The $8.6 million of changes in unrecognized tax benefits during the year, consists of a gross liability of $7.6 million, interest of $0.9 million and penalties of $0.1 million. Of the $8.6 million, $0.8 million associated with the acquisition of Coding Technologies was recorded to goodwill. The remaining amounts are reflected in the provision for income taxes.

The aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows:

(in thousands)
Beginning balance as of September 29, 2007 (date of adoption)	$7,886
Lapse of statute of limitations	(230)
Decreases in balances related to tax positions taken during prior years	(379)
Increases in balances related to tax positions taken during current year	8,248

Balance as of September 26, 2008	$15,525

The increase in the balance for unrecognized tax benefits at September 26, 2008 primarily relates to differences between benefits claimed on the Company’s returns filed in fiscal 2008 and amounts recognized on the financial statements.

To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision, to the extent that the interest expense had been provided through the tax provision, or as a reduction to goodwill to the extent it had been recognized through purchase accounting. At September 29, 2007, we had $1.2 million of accrued interest and $2.1 million of accrued penalties on unrecognized tax benefits. At

September 26, 2008, we had $2.1 million of accrued interest and $2.1 million of accrued penalties on unrecognized tax benefits.

We file income tax returns in the United States (“U.S.”) on a federal basis and in several U.S. state and foreign jurisdictions. Our three most significant tax jurisdictions are the U.S., United Kingdom, and state of California. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. We are no longer subject to examinations by the Internal Revenue Service through the 2004 tax year, for U.S. federal tax purposes, and through the 2004 tax year by the appropriate governmental agencies for U.K. tax purposes. In addition, we are no longer subject to examination by the state of New York through the 2005 tax year for income tax purposes. Our California filings are no longer subject to examination through the 1999 tax year by the appropriate California agency. Other significant jurisdictions include Australia, Canada and Sweden and they are no longer subject to examinations through the year 2003, 2005 and 2007, respectively. We do not believe that the outcome of any examination will have a material impact on our financial statements.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe there is a reasonable possibility of any significant change to our total unrecognized tax benefits within the next twelve months.

7. Retirement Plans

We maintain a tax-qualified 401(k) retirement plan for employees in the United States, and similar plans in foreign jurisdictions. Pension expenses were $5.8 million, $7.0 million and $8.9 million for fiscal 2006, 2007 and 2008, respectively. Pension expenses are included in cost of product sales, cost of services, selling, general and administrative expense and research and development expense on the accompanying consolidated statements of operations.

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

8. Commitments and Contingencies

The following table presents a summary of our contractual obligations and commitments as of September 26, 2008:

	Payments Due by Period
	Long-term debt (1)	Operating leases (2)	Payment on litigation settlement (3)	Total
	(in thousands)
Fiscal 2009	$1,593	$6,499	$3,000	$11,092
Fiscal 2010	1,682	5,710	3,000	10,392
Fiscal 2011	1,778	5,417	3,000	10,195
Fiscal 2012	1,881	4,818	—	6,699
Fiscal 2013	1,535	4,589	—	6,124
Thereafter	906	5,736	—	6,642

Total	$9,375	$32,769	$9,000	$51,144

(1)	We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant.
(2)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of September 26, 2008.
(3)	In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. Refer to Note 11 “Legal Proceedings” for further discussion.

Rental expenses under operating leases were $4.2 million, $4.5 million and $7.7 million for fiscal 2006, 2007 and 2008, respectively. These amounts include expenses for rent payable to our principal stockholder of $1.8 million, $1.3 million and $1.4 million for fiscal 2006, 2007 and 2008, respectively.

Other Cash Obligations

Under the terms of the agreement to acquire all outstanding shares of our subsidiary, Cinea, we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction. As of September 26, 2008, no additional purchase consideration had been earned.

9. Segment and Geographic Information

Operating Segments

We operate as a single reportable segment on an enterprise-wide basis. We generate revenue by licensing our technologies to manufacturers of consumer electronics products and media software vendors, and selling our professional products and related services to entertainment content creators, producers, and distributors.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), defines operating segments as components of an enterprise that engage in business activities and about which financial information is regularly reviewed by the chief operating decision maker to make decisions about allocating resources and to assess performance. As a result of our reorganization in fiscal 2007, we no longer manage our business in two operating segments. Our Chief Executive Officer (CEO), who is our chief operating decision maker, evaluates financial information on an enterprise-wide basis for purposes of allocating resources and assessing performance.

Geographic Information

Revenue by geographic region, as determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for product sales, and the location where services were performed for services revenue, was as follows:

	Revenue by Geographic Region
	Fiscal Year Ended
	September 29, 2006	September 28, 2007	September 26, 2008
	(in thousands)
International	$288,156	$337,480	$425,391
United States	103,386	144,548	214,840

Total revenue	$391,542	$482,028	$640,231

No customer accounted for more than 10% of our total revenue in fiscal 2006. One customer in fiscal 2007 and a different customer in fiscal 2008 accounted for more than 10% of our total revenue.

The concentration of our revenue from individual countries or geographic regions was as follows:

	Fiscal Year Ended
	September 29, 2006	September 28, 2007	September 26, 2008
United States	26%	30%	34%
Japan	23%	20%	21%
China	10%	10%	8%
Taiwan	10%	11%	12%
Europe	20%	19%	17%
Other	11%	10%	8%

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Long-Lived Tangible Assets by Geographic Region
	September 28, 2007	September 26, 2008
	(in thousands)
United States	$60,237	$63,402
International	25,315	24,513

Total long-lived tangible assets	$85,552	$87,915

Long-lived tangible assets, which consist of property, plant and equipment net of accumulated depreciation, held in the United Kingdom were $22.1 million and $19.2 million at September 28, 2007 and September 26, 2008, respectively.

10. Related Party Transactions

We lease our San Francisco principal executive offices from our principal stockholder. The current lease expires on December 31, 2013, but we have the option to renew the lease for two additional five-year terms. Rent to related parties for fiscal 2006, 2007 and 2008, was $1.8 million, $1.3 million and $1.4 million, respectively.

We are the managing member or general partner in entities which own and lease commercial property in the United States and United Kingdom. Our principal stockholder is the limited member or limited partner, but with a majority economic interest, in each of these entities. These entities were established for the purposes of purchasing and leasing commercial property primarily for our own use. While a portion of the property is leased to third parties, we occupy a majority of the space. The debt used to finance the purchases of property by these entities is collateralized by the acquired property and guaranteed by Dolby Laboratories. Therefore, given that these affiliated entities are an integrated part of our operations, we have consolidated the entities’ assets and liabilities and results of operations in our consolidated financial statements. The share of earnings and net assets of the entities attributable to the limited member or limited partner, as the case may be, is reflected as controlling interest in the accompanying consolidated financial statements. These entities distributed approximately $0.4 million in fiscal 2007 and $0.3 million in fiscal 2008 to our principal stockholder. The outstanding principal balance on the debt of these entities was $9.4 million at September 26, 2008. The carrying amount of property that is collateral for these entities’ debt was $27.0 million at September 26, 2008. We believe that the current market value of the collateralized property is greater than the outstanding principal balances.

Our ownership interest in the consolidated affiliated entities is as follows:

Company Name	Ownership interest as of September 26, 2008
Dolby Properties, LLC	37.5%
Dolby Properties Brisbane, LLC	49.0%
Dolby Properties Burbank, LLC	49.0%
Dolby Properties United Kingdom, LLC	49.0%
Dolby Properties, LP	10.0%

11. Legal Proceedings

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet using a discount rate of 5.125%, which approximates our incremental cost of borrowing rate. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of September 26, 2008, we had $9.0 million remaining to be paid under this settlement.

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

12. Subsequent Events

Auction Rate Certificates Offer

On November 11, 2008, we accepted an offer from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS, to liquidate our auction rate certificates held in UBS accounts on February 13, 2008. The UBS offer entitles us to sell our auction rate certificates for a price equal to the liquidation preference of the auction rate certificates plus accrued but unpaid dividends or interest, if any, at any time during a two year period from June 30, 2010 through July 2, 2012. By accepting the offer, we gave UBS the discretion to purchase or sell our eligible auction rate certificates at any time, without prior notice, although the auction rate certificates are subject to issuer redemptions at any time and we reserve the right to sell or otherwise transfer some or all of our auction rate certificates to a party other than UBS. Upon such sale or transfer the UBS offer will be canceled as to those sold or transferred auction rate certificates and if such sale or transfer to a party other than UBS is for less than par, UBS will not be obligated to pay the shortfall.

At September 26, 2008, we held tax-exempt auction rate certificates with a par value of $72.2 million and all of our auction rate certificates are eligible for the offer.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 26, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 26, 2008.

Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 61.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 26, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and Nominating and Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2009 (the “2009 Proxy Statement”).

Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is incorporated by reference from the information in the 2009 Proxy Statement under the headings “Executive Compensation,” “Corporate Governance Matters” and “Executive Compensation—Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2009 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2009 Proxy Statement under the headings “Certain Relationships and Related Transactions and “Corporate Governance Matters”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information in the 2009 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

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

Date: November 20, 2008

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

SIGNATURE	TITLE	DATE

/s/ RAY DOLBY Ray Dolby	Chairman of the Board	November 20, 2008

/s/ N. W. JASPER, JR. N. W. Jasper, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	November 20, 2008

/s/ KEVIN J. YEAMAN Kevin J. Yeaman	Chief Financial Officer (Principal Accounting and Financial Officer)	November 20, 2008

/s/ PETER GOTCHER Peter Gotcher	Director	November 20, 2008

/s/ TED W. HALL Ted W. Hall	Director	November 20, 2008

/s/ SANFORD ROBERTSON Sanford Robertson	Director	November 20, 2008

/s/ ROGER SIBONI Roger Siboni	Director	November 20, 2008

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1*	Asset Contribution Agreement dated November 19, 2004, by and between the Registrant, Dolby Laboratories Licensing Corporation, Ray Dolby individually, Ray Dolby as Trustee for the Ray Dolby Trust under the Dolby Family Trust instrument dated May 7, 1999, and Ray and Dagmar Dolby Investments L.P.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005

3.2	Form of Amended and Restated Bylaws	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006

10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.2*	2000 Stock Incentive Plan, as amended	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 3	January 31, 2005

10.3*	2005 Stock Plan, as amended and restated	Current Report on Form 8-K	February 11, 2008

10.4*	Employee Stock Purchase Plan (“ESPP”) as amended and restated	Current Report on Form 8-K	February 11, 2008

10.5*	Senior Executive Supplemental Retirement Plan, as amended and restated	Quarterly Report on Form 10-Q	January 31, 2008

10.6*	2008 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	November 20, 2007

10.7*	Funded Unapproved Retirement Benefits Scheme (United Kingdom) for David Watts	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.8*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.9*	Form of Stock Option Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 11, 2005

10.10*	Form of Executive Stock Option Agreement under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.11*	Form of Executive Stock Option Agreement—United Kingdom under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.12*	Form of Stock Option Agreement— United Kingdom under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.13*	Form of Stock Option Agreement—Hong Kong under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 2, 2006

10.14*	Form of Stock Option Agreement—International under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 2, 2006

10.15*	Form of Stock Option Agreement—People’s Republic of China under the 2005 Stock Plan	Annual Report on Form 10-K	November 21, 2007

10.16*	Form of Stock Option Agreement—Canada under the 2005 Stock Plan	Annual Report on Form 10-K	November 21, 2007

10.17*	Form of Stock Appreciation Right Agreement—International under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.18*	Form of Subscription Agreement under the ESPP—U.S. Employees	Registration Statement on Form S-1 ( No. 333-120614), Amendment No. 2	January 19, 2005

10.19*	Form of Subscription Agreement under the ESPP—U.K. Employees	Annual Report on Form 10-K	December 20, 2005

10.20*	Form of Subscription Agreement under the ESPP—Hong Kong Employees	Annual Report on Form 10-K	December 20, 2005

10.21*	Form of Subscription Agreement under the ESPP—France Employees	Annual Report on Form 10-K	December 20, 2005

10.22*	Form of Subscription Agreement under the ESPP—Non-U.S. Employees	Annual Report on Form 10-K	December 20, 2005

10.23*	Form of Subscription Agreement under the ESPP—Canada	Annual Report on Form 10-K	November 21, 2007

10.24*	Form of Subscription Agreement under the ESPP—South Korea	Annual Report on Form 10-K	November 21, 2007

10.25*	Offer Letter dated September 28, 2000, by and between Martin A. Jaffe and Dolby Laboratories, Inc., a California corporation	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.26*	Offer Letter dated October 23, 2003, by and between Mark S. Anderson and Dolby Laboratories, Inc., a California corporation	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.27*	At-Will Employment, Proprietary Rights, Non-Disclosure and No Conflicts-of-Interest Agreement, dated November 19, 2004, by and between Ray Dolby and Dolby Laboratories, Inc.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

10.28*	Offer Letter dated October 4, 2005, by and between Kevin Yeaman and Dolby Laboratories, Inc., a California corporation	Annual Report on Form 10-K	December 20, 2005

10.29*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.30*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006

10.31*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.32*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.33*	Lease for 999 Brannan Street, San Francisco, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.34*	Lease for 175 South Hill Drive, Brisbane, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.35*	Lease for 3601 West Alameda Avenue, Burbank, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.36*	Leases for Wootton Bassett, England facilities	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.37†	License Agreement effective January 1, 1992 by and between GTE Laboratories Incorporated and Dolby Laboratories Licensing Corporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

10.38*	2008 Dolby Annual Incentive Plan	Current Report on Form 8-K	November 20, 2007

10.39*	Form of Restricted Stock Unit Agreement—U.S. under the 2005 Stock Plan	Current Report on Form 8-K	November 20, 2007

10.40*	Form of Restricted Stock Unit Agreement—U.K. under the 2005 Stock Plan	Current Report on Form 8-K	November 20, 2007

21.1	List of significant subsidiaries of the Registrant

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

*	Denotes a management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted for portions of this exhibit.
‡	Furnished herewith.