Form 10-Q
period 2008-12-26
Dolby Laboratories, Inc.
filed 2009-02-04
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 26, 2008

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

On January 21, 2009 the registrant had 52,258,818 shares of Class A common stock, par value $0.001 per share, and 60,485,062 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 26, 2008	December 26, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$394,761	$402,434
Short-term investments	119,667	181,123
Accounts receivable, net	27,650	23,667
Inventories	18,133	16,316
Deferred taxes	91,824	81,536
Prepaid expenses and other current assets	39,834	34,236

Total current assets	691,869	739,312

Property, plant and equipment, net	87,915	84,809
Intangible assets, net	83,060	86,714
Goodwill	250,356	236,687
Long-term investments	180,996	198,371
Deferred taxes	24,900	32,048
Other assets	17,050	23,271

Total assets	$1,336,146	$1,401,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,137	$11,060
Accrued liabilities	146,788	118,028
Income taxes payable	4,811	21,151
Current portion of long-term debt	1,593	1,527
Deferred revenue	37,344	39,481

Total current liabilities	200,673	191,247
Long-term debt	7,782	6,887
Deferred revenue	6,171	6,808
Deferred taxes	16,755	15,227
Other liabilities	33,414	33,807

Total liabilities	264,795	253,976

Controlling interest	22,098	20,088

Stockholders’ equity:
Class A common stock	52	52
Class B common stock	60	60
Additional paid-in capital	434,907	443,235
Retained earnings	609,495	687,579
Accumulated other comprehensive income (loss)	4,739	(3,778)

Total stockholders’ equity	1,049,253	1,127,148

Total liabilities and stockholders’ equity	$1,336,146	$1,401,212

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended
	December 28, 2007	December 26, 2008
	(unaudited)
Revenue:
Licensing	$122,430	$154,056
Product sales	20,010	17,946
Services	7,787	8,256

Total revenue	150,227	180,258

Cost of revenue:
Cost of licensing	3,263	3,248
Cost of product sales (1)	11,648	9,359
Cost of services (1)	3,055	3,206
Gain from amended patent licensing agreement	—	(20,041)

Total cost of revenue	17,966	(4,228)

Gross margin	132,261	184,486

Operating expenses:
Selling, general and administrative (1)	50,986	54,467
Research and development (1)	13,907	15,546

Total operating expenses	64,893	70,013

Operating income:	67,368	114,473
Interest income	5,821	4,132
Interest expense	(363)	(263)
Other expense, net	(254)	(1,382)

Income before provision for income taxes and controlling interest	72,572	116,960
Provision for income taxes	(24,607)	(38,623)

Income before controlling interest	47,965	78,337
Controlling interest in net income	(292)	(242)

Net income	$47,673	$78,095

Earnings per share (basic)	$0.43	$0.69
Earnings per share (diluted)	$0.42	$0.68

Weighted average shares outstanding (basic)	110,592	112,608
Weighted average shares outstanding (diluted)	114,700	114,870

Expense for rent to related party included in selling, general and administrative expenses	$340	$340
(1) Stock-based compensation included above was classified as follows:

Cost of product sales	$241	$156
Cost of services	40	27
Selling, general and administrative	4,295	3,463
Research and development	890	934

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Quarter Ended
	December 28, 2007	December 26, 2008
	(unaudited)
Operating activities:

Net income	$47,673	$78,095

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,168	6,519
Stock-based compensation expense	5,119	4,531
Accretion of discounts/amortization of premium on investments	(37)	974
Excess tax benefit from exercise of stock options	(6,309)	(792)
Provision for doubtful accounts	192	851
Deferred taxes	(7,035)	6,918
Gain on Put Rights	—	(6,606)
Unrealized losses on auction rate certificates	—	8,022
Gain from amended patent licensing agreement	—	(20,041)
Other non-cash items affecting net income	229	(584)
Changes in operating assets and liabilities:
Accounts receivable	(8,123)	1,225
Inventories	(462)	(2,388)
Prepaid expenses and other assets	(300)	(2,059)
Accounts payable and accrued liabilities	10,425	(6,456)
Income taxes, net	24,076	24,135
Deferred revenue	4,678	6,202
Other liabilities	972	(1,122)

Net cash provided by operating activities	76,266	97,424

Investing activities:
Purchases of available-for-sale securities	(66,255)	(96,801)
Proceeds from sale of available-for-sale securities	140,610	17,050
Purchases of property, plant and equipment	(1,477)	(996)
Purchase of intangible assets	—	(8,321)
Acquisitions, net of cash acquired	(248,715)	—
Other	7	—

Net cash used in investing activities	(175,830)	(89,068)

Financing activities:
Payments on debt	(379)	(368)
Proceeds from the exercise of stock options	5,134	1,335
Issuance of Class A common stock (ESPP)	505	1,635
Excess tax benefit from exercise of stock options	6,309	792

Net cash provided by financing activities	11,569	3,394

Effect of foreign exchange rate changes on cash and cash equivalents	(226)	(4,077)

Net (decrease)/increase in cash and cash equivalents	(88,221)	7,673
Cash and cash equivalents at beginning of period	368,467	394,761

Cash and cash equivalents at end of period	$280,246	$402,434

Supplemental disclosure:
Cash paid for income taxes	$7,063	$7,663
Cash paid for interest	209	119

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

Our objective is to be an essential element in the best entertainment technologies by delivering innovative and enduring technologies that enrich the entertainment experience. We believe that our well recognized brand and established history of successful innovations position us to expand the use of our technologies in existing and new markets and to capitalize on key trends in digital entertainment, such as the transition to digital television, digital cinema, high definition home theater systems, portable media devices and downloadable content services.

We deliver innovative technologies, products and services throughout the entertainment industry, including content creation, content distribution and content playback. We work with consumer electronics manufacturers and media software vendors to help develop and incorporate innovations that are designed to improve the entertainment experience at home and on-the-go. Similarly, we focus on developing and delivering new innovations for the professional community. This community includes filmmakers and exhibitors, television producers, music producers, and video game designers, who use Dolby technologies to generate a more realistic and immersive entertainment experience. We believe that our involvement across the entertainment industry has resulted in a globally recognized brand and better positions us to meet our long-term objective of being an essential element in the best entertainment technologies.

Unaudited Interim Financial Statements

The accompanying interim condensed consolidated balance sheets as of September 26, 2008 and December 26, 2008 and the condensed consolidated statements of operations and cash flows for the fiscal quarters ended December 28, 2007 and December 26, 2008 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 26, 2008 and include all adjustments necessary for fair presentation. The results for the fiscal quarter ended December 26, 2008 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 25, 2009.

The accompanying interim condensed consolidated financial statements are prepared in accordance with Securities and Exchange Commission rules and regulations, which allow certain information and footnote disclosures that are normally included in annual financial statements to be condensed or omitted. As a result, the accompanying interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 26, 2008 that are included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include valuation allowances for receivables, carrying values of inventories, goodwill, intangible assets, stock-based compensation, fair values of investments, put rights, accrued expenses, liabilities for unrecognized tax benefits and deferred income tax assets. Actual results could differ from our estimates.

Per Share Data

Basic earnings per share is computed by dividing net income by the weighted average number of shares of Class A and Class B common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of Class A and Class B common stock outstanding and the potential number of shares of dilutive Class A and Class B common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Quarter Ended
	December 28, 2007	December 26, 2008
	(in thousands, except per share amounts)
Numerator:
Net income	$47,673	$78,095

Denominator:
Weighted average shares outstanding (basic)	110,592	112,608
Potential common shares from options to purchase Class A and Class B common stock	4,108	2,262

Weighted average shares outstanding (diluted)	114,700	114,870

Earnings per share (basic)	$0.43	$0.69
Earnings per share (diluted)	$0.42	$0.68

A total of 525,538 and 3,255,835 options were excluded from the calculation of potential common shares for the first quarter of fiscal 2008 and 2009, respectively, because their inclusion would have been anti-dilutive.

Cash and Cash Equivalents

We consider all short-term highly liquid investments that have original maturities of 90 days or less from the date of purchase, to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and municipal debt securities.

Investments

As of December 26, 2008, we had investments in United States government agency securities, variable rate demand notes, auction rate certificates and municipal debt securities. We account for these instruments under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments that have original maturities between 91 days and one year from the date of purchase are classified as short-term investments and investments that have maturities of more than one year from the date of purchase are initially classified as long-term investments. We continue to classify our auction rate certificates as long-term investments. See Note 2, “Composition of Certain Financial Statement Captions” for further discussion regarding our auction rate certificates and certain put rights which provide us with the right to sell our auction rate certificates at par value. All of our investments, except for an equity investment, investments held in our supplemental retirement plan for key executives and auction rate certificates are classified as available-for-sale securities and are recorded at fair value on the condensed consolidated balance sheet. Unrealized gains or losses on our available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) and realized gains or losses are reported as a component of net income. Investments held in our supplemental retirement plan for key executives and auction rate certificates are classified as trading securities. Unrealized gains or losses on trading securities are reported as a component of net income.

In accordance with FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we review our investment portfolio in order to assess whether our investments with unrealized loss positions are other-than-temporarily impaired.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense, net of estimated forfeitures, in the condensed consolidated financial statements over the requisite service period. See Note 4 “Stock-Based Compensation” for further discussion.

Income Taxes

Our quarterly provision for income taxes includes U.S. federal and state and international income taxes and is based on our estimated annual effective tax rate. We estimate our annual effective tax rate based on projections of our income before taxes for the full fiscal year. However, events that occur in a quarter are reflected as discrete items, which could impact the tax rate. In the period that we file our annual tax returns, we true up our provision for income taxes to reflect any difference between our estimated provision and our filed tax return. A deferred tax liability is recognized for all future taxable temporary differences, and a deferred tax asset is recognized for all future deductible temporary differences. A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax asset will not be realized.

Goodwill and Intangible Assets

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each reporting unit, including goodwill. The fair value of each of our reporting units is determined by using a discounted cash flow model which considers a number of factors, including estimated future cash flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimate of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. We conduct our goodwill impairment test annually and on an interim basis if changes in events and circumstances indicate that it is more likely than not that the fair value of our reporting units may be less than their carrying amount. Our fiscal 2009 impairment test of goodwill will be performed in our third fiscal quarter.

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), requires that long-lived assets, including intangible assets, with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships and contracts, and are amortized on a straight-line basis over their useful lives ranging from three to 15 years. No intangible or long-lived assets were impaired as of December 26, 2008.

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The components of comprehensive income were as follows:

	Fiscal Quarter Ended
	December 28, 2007	December 26, 2008
	(in thousands)
Net income	$47,673	$78,095
Other comprehensive income (loss):
Foreign currency translation adjustment	4,987	14,324
Unrealized (losses) gains on available-for-sale securities, net of tax (See Note 2)	(96)	2,081
Reversal of unrealized losses on auction rate certificates, net of tax (See Note 2)	—	3,726

Comprehensive income	$52,564	$98,226

Withholding and Sales Tax

Licensing revenue is recognized gross of withholding taxes that are remitted by our licensees directly to their local tax authorities. Withholding taxes were $4.0 million and $6.2 million in the first quarter of fiscal 2008 and 2009, respectively. Sales tax is accounted for on a net basis and is excluded from revenues.

2. Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 26, 2008 and December 26, 2008 consisted of the following:

	September 26, 2008	December 26, 2008
	(in thousands)
Cash and cash equivalents:
Cash	$121,676	$152,025
Cash equivalents:
Money market funds	270,034	250,409
Municipal debt securities	3,051	—

Total cash and cash equivalents	394,761	402,434

Short-term investments:
U.S. government agency securities	2,514	5,757
Variable rate demand notes	60,490	86,864
Municipal debt securities	56,663	88,502

Total short-term investments	119,667	181,123

Long-term investments:
U.S. government agency securities	19,212	28,633
Auction rate certificates	66,146	62,778
Municipal debt securities	95,028	106,352
Equity investment	610	608

Total long-term investments	180,996	198,371

Total cash, cash equivalents and investments	$695,424	$781,928

At December 26, 2008, we held tax-exempt auction rate certificates with a par value of $70.8 million. Auctions for these instruments have failed and there is no assurance that future auctions will succeed. As a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or not exist. We do not believe that the underlying issuers of our auction rate certificates are currently at risk of default. We continue to receive interest payments on the auction rate certificates in accordance with their terms. We believe we will ultimately be able to liquidate our auction rate certificates without significant loss primarily due to the collateral securing the auction rate certificates and our acceptance of the rights offering. Due to the changes and uncertainty in the auction rate certificates market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of December 26, 2008.

In November 2008, we elected to accept a rights offering from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS. The rights offering provides us with rights (the “Put Rights”) to sell to UBS at par value our auction rate certificates purchased through UBS, at any time during a two year sale period beginning June 30, 2010. By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two year sale period, to purchase or cause the sale of our auction rate certificates (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide us with par value for the auction rate certificates. UBS has agreed to pay us the par value of the auction rate certificates within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, we are permitted to sell the auction rate certificates to parties other than UBS, in which case the Put Rights attached to the auction rate certificates that are sold would be extinguished.

We elected to measure the Put Rights under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159), and recorded a pre-tax gain of $6.6 million and a corresponding asset for the Put Rights. We have classified the Put Rights as a financial asset within our other assets line item on our balance sheet. Simultaneous with the acceptance of the rights offering, we reclassified our auction rate certificates from available-for-sale securities to trading securities within our long-term investments line item on our balance sheet. As a result of the reclassification, unrealized losses pertaining to our auction rate certificates at September 26, 2008 were recognized in our condensed consolidated statement of operations in the first quarter of fiscal 2009. Total losses pertaining to auction rate certificates in the first quarter of fiscal 2009 were $8.0 million. The pre-tax gain on Put Rights and the unrealized losses pertaining to the auction rate certificates are included in the other expense, net, line item on our condensed consolidated statement of operations.

At December 26, 2008, there was insufficient observable auction rate certificates market information available to determine the fair value of our auction rate certificates. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, the likelihood of a successful auction in a future period and final stated maturities.

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of September 26, 2008 was as follows:

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

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of December 26, 2008 was as follows:

	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Money market funds	$250,409	$—	$—	$250,409
U.S. government agency securities	33,827	563	—	34,390
Auction rate certificates	62,778	—	—	62,778
Variable rate demand notes	86,864	—		86,864
Municipal debt securities	193,570	1,505	(221)	194,854
Equity investment	608	—	—	608

Cash equivalents and investments	$628,056	$2,068	$(221)	$629,903

All of our investments in the tables above, except for our auction rate certificates and equity investment are classified as available-for-sale and are recorded at fair market value on the condensed consolidated balance sheet. The equity investment represents equity securities that we have accounted for under the cost method and classified as long-term investments based on our ability and intent to hold for more than one year. Our auction rate certificates are classified as trading securities.

The following table shows the gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of December 26, 2008:

	Less than 12 months		12 months or greater		Total
	Fair Values	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses
	(in thousands)
Municipal debt securities	$28,863	$(221)	$—	$—	$28,863	$(221)

Total	$28,863	$(221)	$—	$—	$28,863	$(221)

The unrealized losses on our investments in municipal debt securities were caused primarily by changes in interest rates. We have the ability to hold these securities until we recover any unrealized losses. As a result, we do not consider these investments in an unrealized loss position at December 26, 2008 to be other-than-temporarily impaired.

Accounts Receivable

Accounts receivable consists of the following:

	September 26, 2008	December 26, 2008
	(in thousands)
Trade accounts receivable	$24,604	$22,384
Amounts receivable related to patent administration program	3,532	2,981
Other accounts receivable	1,313	876

	29,449	26,241
Less: Allowance for doubtful accounts	(1,799)	(2,574)

Accounts receivable, net	$27,650	$23,667

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 26, 2008	December 26, 2008
	(in thousands)
Raw materials	$3,315	$4,159
Work in process	1,891	1,628
Finished goods	12,927	10,529

Inventories	$18,133	$16,316

Goodwill and Intangible Assets

The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 26, 2008	$250,356
Translation adjustments	(13,669)

Balance at December 26, 2008	$236,687

Intangible assets consist of the following:

	September 26, 2008	December 26, 2008
	(in thousands)
Amortized intangible assets:
Acquired patents and technology	$55,519	$54,590
Customer relationships	30,270	29,128
Customer contracts	5,300	5,850
Other intangibles	11,862	20,179

	102,951	109,747
Less: Accumulated amortization	(19,891)	(23,033)

Intangible assets, net	$83,060	$86,714

Amortization expense associated with our intangible assets was $2.3 million and $3.3 million in the first quarter of fiscal 2008 and 2009, respectively, and is included in cost of licensing, cost of product sales and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The increase in gross intangible assets from September 26, 2008 to December 26, 2008 is primarily due to the recording of an asset attributable to a lump sum payment to an unrelated patent licensor. See Accrued Liabilities for further discussion. The increase was partially offset by foreign currency translation adjustments.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 26, 2008	December 26, 2008
	(in thousands)
Accrued royalties	32,064	2,040
Amounts payable to joint licensing program partners	40,266	41,783
Accrued compensation and benefits	47,617	50,901
Accrued professional fees	3,749	2,762
Current portion of litigation settlement (see Note 5)	2,686	2,791
Other accrued liabilities	20,406	17,751

Accrued liabilities	$146,788	$118,028

At September 26, 2008, accrued royalties included amounts related to an ongoing dispute regarding the terms of a license agreement with an unrelated patent licensor. From the third quarter of fiscal 2006 through the third quarter of fiscal 2007, we had been accruing royalties related to this matter. In the first quarter of fiscal 2009, we entered into an amendment to the license agreement with the unrelated patent licensor. Under the terms of amendment, we paid a one time lump sum amount of $17.5 million to buy out all payment obligations and each party released any claims it may have against the other with respect to the license agreement. Of the $17.5 million lump sum payment, $8.3 million was recorded as an intangible asset representing the fair value of the future benefit to be obtained from the payment. The intangible asset will be amortized to cost of revenue over a period of three years. The remaining amount of the lump sum payment, or $9.2 million, was recorded as a reduction to accrued royalties which as of September 26, 2008 was approximately $29.2 million. The remaining accrual balance of approximately $20.0 million was eliminated in the first quarter of fiscal 2009 and recorded as a gain from amended patent licensing agreement.

Accumulated Other Comprehensive Income (Loss)

Accumulated foreign currency translation gains, net of tax were $9.4 million at September 26, 2008, compared to an accumulated foreign currency translation loss, net of tax of $4.9 million at December 26, 2008. Accumulated unrealized losses on investments, net, were $4.7 million at September 26, 2008, compared to accumulated unrealized gains on investments of $1.1 million, net, at December 26, 2008.

3. Fair Value Measurements

Effective September 27, 2008, we adopted SFAS 157, Fair Value Measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets that are accessible by us at the measurement date for identical assets and liabilities.

Level 2:	Prices not directly accessible by us. Such prices may be based upon quoted prices in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

Financial assets carried at fair value as of December 26, 2008 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$250,409	$—	$—	$250,409
U.S. government agency securities	—	34,390	—	34,390
Municipal debt securities	—	194,854	—	194,854
Variable rate demand notes	—	86,864	—	86,864
Put Rights	—	—	6,606	6,606
Auction rate certificates	—	—	62,778	62,778
Investments held in supplemental retirement plan	3,451	—	—	3,451

Total	$253,860	$316,108	$69,384	$639,352

Financial liabilities carried at fair value as of December 26, 2008 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate derivative	$—	$305	$—	$305

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

Auction rate certificates and Put Rights
(in thousands)
Balances at September 26, 2008	$66,146
Unrealized loss included in earnings (1)	(2,108)
Redemption at par	(1,400)
Realized gain included in earnings	140
Recognition of Put Rights (2)	6,606

Balances at December 26, 2008	$69,384

(1)

Represents the decrease in fair values for the period included in other expense, net, line item in our condensed consolidated statement of operations relating to auction rate certificates still held on December 26, 2008.

(2)

Represents the amount of total gains for the period included in other expense, net, line item in our condensed consolidated statement of operations relating to Put Rights still held on December 26, 2008.

The fair values of our Level 1 financial assets are based on quoted market prices of the identical underlying securities and include money market funds and trading securities held in our supplemental retirement plan with quoted prices in active markets. The fair values of our Level 2 financial assets and liabilities are obtained from professional pricing sources for these or comparable instruments, rather than direct observations of quoted prices in active markets and include U.S. government agency securities, municipal debt securities, variable rate demand notes and interest rate derivative. Fair values of auction rate certificates and put rights are classified as Level 3 because quoted prices are unobservable or no market data is available.

4. Stock-Based Compensation

We have adopted stock compensation plans which provide for grants of stock-based awards as a form of compensation to employees, officers, directors and certain non-employee consultants. Stock-based compensation expense was $5.5 million and $4.6 million for the first quarter of fiscal 2008 and 2009, respectively. We have issued stock-based awards in the form of stock options, restricted stock units, stock appreciation rights and shares issued under our employee stock purchase plan.

Our stock-based compensation expense for the first quarter of fiscal 2008 was $5.1 million and $0.4 million related to stock options and stock appreciation rights, respectively. No restricted stock units were granted in the first quarter of fiscal 2008. Our stock-based compensation expense for the first quarter of fiscal 2009 was predominantly comprised of $3.7 million and $0.8 million for stock options and restricted stock units, respectively.

During the first quarter of fiscal 2009, we granted 78,320 stock options at a weighted average exercise price of $28.00 per share. We also granted 27,695 restricted stock units at a weighted average grant price of $28.01 per share.

5. Legal Proceedings

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the condensed consolidated balance sheet using a discount rate of 5.125%, which approximated our incremental cost of borrowing rate. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying condensed consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of September 26, 2008 and December 26, 2008, we had $9.0 million remaining to be paid under this settlement.

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

6. Geographic Data

Revenue by geographic region, which was determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for product sales, and the location where services were performed for service revenue, was as follows:

	Revenue by Geographic Region
	Fiscal Quarter Ended
	December 28, 2007	December 26, 2008
	(in thousands)
International	$104,031	$125,355
United States	46,196	54,903

Total revenue	$150,227	$180,258

The concentration of our revenue from individual countries or geographic regions was as follows:

	Fiscal Quarter Ended
	December 28, 2007	December 26, 2008
United States	31%	30%
Japan	21%	22%
Europe	19%	16%
Taiwan	11%	11%
China	10%	8%
Other	8%	13%

In the first quarter of fiscal 2008, revenue from one customer represented $16.5 million, or 11%, of the total revenue for the quarter. In the first quarter of fiscal 2009, revenue from one customer represented $18.7 million, or 10%, of the total revenue for the quarter.

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Long-Lived Tangible Assets by Geographic Region
	September 26, 2008	December 26, 2008
	(in thousands)
United States	$63,402	$65,210
International	24,513	19,599

Total long-lived tangible assets, net of accumulated depreciation	$87,915	$84,809

Long-lived tangible assets, which consist of property, plant and equipment, net of accumulated depreciation, held in the United Kingdom were $19.2 million and $15.0 million at September 26, 2008 and December 26, 2008, respectively.

7. Recently Issued Accounting Standards

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair values in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years beginning after November 15, 2008. We are evaluating the impact of adopting the provisions of FSP 157-2.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 requires unrealized gains and losses to be included in earnings for items reported using the fair value option. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value which currently are not required to be measured at fair value. On September 27, 2008, we adopted SFAS 159 and elected the fair value option for Put Rights. See Note 2, “Composition of Certain Financial Statement Captions” for impact of adoption of SFAS 159 on our condensed consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R). SFAS 141R requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled. SFAS No. 141R also requires acquisition-related costs and restructuring costs to be expensed as incurred rather than treated as part of the purchase price. The adoption of SFAS No. 141R will change our accounting treatment for business combinations on a prospective basis beginning September 26, 2009.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 also requires expanded disclosures relating to the determination of useful lives of intangible assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and may impact any intangible asset we acquire in future transactions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests, which will be characterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for us on a prospective basis beginning in the first quarter of fiscal year 2010. We have not yet determined the impact on our condensed consolidated financial statements of adopting SFAS 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS No. 161 provides new disclosure requirements for an entity’s derivative and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 161 will have a material impact on our condensed consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on our condensed consolidated financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products and services revenue levels and mix, expenses, margins, net income per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies; growth opportunities and trends in the market in which we operate; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; and future competition. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

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

Our objective is to be an essential element in the best entertainment technologies by delivering innovative and enduring technologies that enrich the entertainment experience. We believe that our well recognized brand and established history of successful innovations position us to expand the use of our technologies in existing and new markets and to capitalize on key trends in digital entertainment, such as the transition to digital television, digital cinema, high definition home theater systems, portable media devices and downloadable content services.

We deliver innovative technologies, products and services throughout the entertainment industry, including content creation, content distribution and content playback. We work with consumer electronics manufacturers and media software vendors to help develop and incorporate innovations that are designed to improve the entertainment experience at home and on-the-go. Similarly, we focus on developing and delivering new innovations for the professional community. This community includes filmmakers and exhibitors, television producers, music producers, and video game designers, who use Dolby technologies to generate a more realistic and immersive entertainment experience. We believe that our involvement across the entertainment industry has resulted in a globally recognized brand and helps position us to meet our long-term objective of being an essential element in the best entertainment technologies.

We are a global organization. We generate revenue by licensing our technologies to manufacturers of consumer electronics products and media software vendors, and selling our professional products and related services to entertainment content creators, producers, and distributors. We have licensed our technologies to manufacturers in approximately 35 countries and our licensees distribute products incorporating our technologies throughout the world. We sell our products and services in over 50 countries. In fiscal 2007, 2008 and the first quarter of fiscal 2009 revenue from outside the United States was 70%, 66% and 70% of our total revenue, respectively.

Opportunities, Challenges and Risks

Recent deteriorating macroeconomic conditions are creating uncertainty regarding consumer demand in the markets into which we license and sell products and the timing and availability of funding for system integrators to finance digital cinema rollouts in which we could participate. The extent to which these conditions will persist and the overall impact they will have on consumer spending is not clear. Our business is particularly exposed to adverse changes in general economic conditions, because products that incorporate our technologies are entertainment-oriented and generally discretionary goods, such as DVD players, personal computers, digital televisions, mobile devices, set top boxes, home-theaters-in-a-box, camcorders, portable media devices, gaming systems, audio/video receivers and in-car DVD players. We do not believe the effects of recent macroeconomic conditions are reflected in our first quarter of fiscal 2009 licensing results because our recognized licensing revenue generally lags one quarter following sales of products that incorporate our technologies. Consequently, due to a slowdown in consumer spending we do not expect to sustain historical levels of licensing growth, and licensing revenue may decrease, commencing with our second quarter of fiscal 2009. We expect that the slowdown in consumer spending could result in a lower percentage of PCs sold with our technologies and a continued decline in sales of standard definition DVD players and a potential decline in sales of game consoles, each of which would contribute to an expected decline in revenue growth or even a decline in revenue.

Licensing revenue constitutes the majority of our total revenue, representing 80%, 84% and 85% of total revenue in fiscal 2007, 2008 and the first quarter of fiscal 2009, respectively. We categorize our licensing revenue into the following markets:

•	Personal computer (PC) market – primarily comprised of software DVD players, Microsoft Windows Vista Home Premium and Ultimate Editions and PC Entertainment Experience.

•	Consumer electronics (CE) market – primarily comprised of DVD players, DVD recorders, audio/video receivers, home-theaters-in-a-box and Blu-ray Disc players.

•	Broadcast market – primarily comprised of televisions and set top boxes.

•	Gaming market – primarily comprised of video game consoles.

•	Mobile – primarily comprised of mobile devices.

•	Automotive market – primarily comprised of in-car DVD players.

•	Licensing services – revenue from the administration of joint licensing programs.

Our personal computing market, which represented just over 30% of our licensing revenue in fiscal 2006, approximately 35% in fiscal 2007 and just over 40% in fiscal 2008, has been primarily driven by sales of software DVD players and to a lesser extent, DVD authoring applications. Historically, PC manufacturers have frequently included DVD playback functionality as part of the software applications included in their products. In fiscal 2007, Microsoft introduced its Windows Vista operating system. Two of the six editions of this operating system, the Windows Vista Home Premium Edition and the Windows Vista Ultimate Edition, include Dolby technologies that help enable DVD playback functionality and DVD authoring capabilities. In addition, many major PC manufacturers continue to include additional branded software applications with DVD playback capabilities and other features which were not provided in the Microsoft operating systems.

In the future, PC manufacturers may elect to exclude additional DVD software applications on personal computers that include the Windows Vista Home Premium Edition or Windows Vista Ultimate Edition. It is unclear at what pace business customers will migrate from their current operating systems to the Windows Vista operating systems and how such adoption will impact sales of software DVD players for business PCs. In addition, a growing number of low cost PCs, particularly netbooks are being sold which do not have Microsoft Vista Home Premium or Ultimate Edition operating systems and do not always have DVD playback functionality or Dolby technologies. We expect an increasing number of consumers will elect to purchase these netbooks which would cause our PC revenue growth rate to decline.

Historically, the consumer electronics market, which is driven primarily by revenue attributable to sales of DVD players, had been our largest market, generating approximately 45% in fiscal 2006 and just under 40% in fiscal 2007. However, in fiscal 2008, it declined to just over 25% and was surpassed by our personal computing market, which represented our largest market in fiscal 2008.

The decrease in the consumer electronics market as a percentage of total licensing revenue has been due primarily to faster revenue growth in our other markets, primarily the PC and broadcast markets. We expect Blu-ray Disc players for high definition content to be a potential growth opportunity in the consumer electronics market. Dolby Digital has been selected as a mandatory audio standard, Dolby Digital Plus has been selected as a mandatory audio standard for secondary track playback and Dolby TrueHD have been selected as an optional audio standard in the Blu-ray Disc format. However, the release and consumer adoption of Blu-ray Disc players has been slower than expected compared to the adoption of standard definition DVD players and sales of standard definition DVD have declined.

Our broadcast market, which is primarily driven by demand for Dolby Digital in televisions and set top boxes, represented just over 10% of our licensing revenue in fiscal 2006, just over 15% in fiscal 2007 and just under 20% in fiscal 2008. Our broadcast market has benefited from increased global shipments of set top boxes, including the contribution of revenue from digital converter boxes, and digital televisions in North America as well as an increased percentage of televisions sold in Europe that contain our technologies. In addition, we view broadcast services operating under particular bandwidth constraints, such as terrestrial broadcast or IPTV services, as an area of opportunity for us to offer Dolby Digital Plus and HE-AAC, which are able to deliver multi channel surround sound at reduced bit rates. We expect revenue from our broadcast market to increase as a percentage of licensing revenue in fiscal 2009. Notwithstanding our success in the broadcast market to date, we may not be able to capitalize on these opportunities and actual results may differ from our expectations.

Revenue generated from the gaming and automotive markets have primarily been driven by sales of video game consoles and in-car entertainment systems with Dolby Digital and ATRAC technology. Revenue generated by our licensing services market has primarily been driven by demand for MPEG 4 audio and MPEG 2 audio technologies used in portable media devices. Revenue from our mobile market is primarily driven by demand for our HE-AAC technology incorporated into mobile devices. We view the mobile market as an area of opportunity to increase revenue from mobile devices, however actual results may differ from our expectations.

We have also introduced new technologies for the broadcast and consumer electronics markets, including Dolby Volume and dynamic range image technologies. Dolby Volume is a sound leveling technology that performs measurement and analysis of signals according to a model based on the characteristics of human hearing, in order to provide consistency of volume and quality across various programs. Dolby Contrast provides enhanced contrast, while Dolby Vision combines enhanced contrast with extended brightness and dynamic range for LCD televisions with LED backlit technology. We do not anticipate generating significant revenue from these technologies in fiscal 2009.

Our technologies are incorporated in consumer electronics and digital entertainment products throughout the world. We expect that sales of products incorporating our technologies in emerging economies, such as China and India, will increase in the future as consumers in these geographical markets have more disposable income available to purchase entertainment products, although there can be no assurance that this will occur. We also expect that manufacturers from lower cost manufacturing countries, including China, will increase production of consumer electronics and digital entertainment products in the future to satisfy this increased demand. There are risks associated with opportunities of doing business in these emerging economies, such as China, that have affected and will continue to affect our operating results, such as manufacturers failing to report or underreporting product shipments.

Product sales consists of revenue from sales of equipment to cinema operators and broadcasters representing 14%, 11% and 10% of total revenue in fiscal 2007, 2008 and the first quarter of fiscal 2009, respectively.

Our cinema products represented approximately 75% of product sales in fiscal 2006, 71% of product sales in fiscal 2007 and 55% of product sales in fiscal 2008. Our traditional cinema products are primarily used to read and decode a film’s soundtrack, calibrate cinema sound systems and to adapt analog cinema audio systems to digital audio formats. Our digital cinema servers load, store, decrypt and decode encrypted digital film files for presentation on a digital projector, and our digital 3D products provide 3D image capabilities. Sales of our cinema products and services tend to fluctuate based on the underlying trends in the motion picture industry. There is a current trend in the cinema industry towards the adoption of digital cinema. Digital cinema offers the motion picture industry a possible means to achieve substantial cost savings in printing and distributing movies, to combat piracy, and to enable movies to be played repeatedly without degradation in image and audio quality. In fiscal 2005, we introduced our Dolby Digital Cinema server, which allows for the storage and playback of digital content and in fiscal 2007 we introduced Dolby 3D Digital Cinema technology, which delivers a 3D experience when combined with an exhibitor’s existing digital cinema server. The cinema industry is in the early stages of adoption of digital cinema and we expect that exhibitors constructing new theatres or upgrading existing theatres will generally choose digital cinema over traditional film cinema. Digital cinema is based on open standards, which unlike traditional cinema, does not include our proprietary audio formats. As the market for digital cinema grows, we continue to face more competitive pricing pressure than we have historically experienced for traditional cinema products, which adversely impacts our product sales gross margins and digital cinema market share. If our digital cinema servers are not widely deployed, our future prospects in digital cinema will be limited and our business could be materially and adversely affected. Generally, as the film industry has adopted digital cinema the demand for our traditional cinema products and services has declined and we anticipate that the demand for film based products will continue to decline in future periods.

Our broadcast products, which represented approximately 21% of product sales in fiscal 2006, 23% of product sales in fiscal 2007 and 24% of product sales in fiscal 2008, are used to encode, transmit, and decode multiple channels of high quality audio for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming. In recent years, growth in consumer demand for high quality television content has increased the demand from broadcasters to deliver more content in Dolby Digital 5.1 surround sound which has contributed to sales of our professional broadcast products.

Our services revenue, which represented 6%, 5% and 5% of total revenue in fiscal 2007, 2008 and the first quarter of fiscal 2009, respectively, is primarily tied to the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work stoppages within the motion picture industry as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

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

Revenue Recognition

We evaluate revenue recognition for transactions to license technologies, trademarks and know how, and to sell products and services using the criteria set forth by the SEC in Staff Accounting Bulletin 104, Revenue Recognition (SAB 104). For revenue transactions that involve software or software related products, such as fees we earn from integrated software vendors, certain product sales with software elements and certain other transactions, we recognize revenue under the guidance established by Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). Both SAB 104 and SOP 97-2 state that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is probable. Judgment is required to assess whether collectibility is probable. We determine collectibility based on an evaluation of our customer’s recent payment history, the existence of a standby letter of credit between the customer’s financial institution and our financial institution and other factors.

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

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. The fair value of each of our reporting units is determined by using a discounted cash flow model which considers a number of factors, including estimated future cash flows, risks facing us and our current market capitalization. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimation of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. We use judgment in determining the estimated fair value of our reporting units, which include making assumptions of our future cash flows for each reporting unit. We conduct our goodwill impairment test annually and on an interim basis if changes in events and circumstances indicate that it is more likely than not that the fair value of our reporting units may be less than their carrying amount. Our fiscal 2009 impairment test of goodwill will be performed in the third quarter of fiscal 2009. Fluctuations in the fair value of our reporting units, which may result from changes in economic conditions, our results of operations and other factors, could result in an impairment charge in future periods.

Accounting for Income Taxes

In preparing our condensed consolidated financial statements, we are required to make estimates and judgments that affect our accounting for income taxes. This process includes estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, including the timing of recognition of stock-based compensation expense, result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we have established a valuation allowance.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the condensed consolidated financial statements over the requisite service period. We utilize the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. To determine the fair value of a stock-based award using the Black-Scholes option pricing model requires that we make certain assumptions regarding the expected term of the award, the expected future volatility of our stock price over the expected term of the award and the risk-free interest rate over the expected term. We develop our assumptions for the Black-Scholes pricing model in accordance with guidelines set forth by the SEC in Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). We estimate the expected term of stock-based awards by evaluating historical exercise patterns of our employees and applying an assumption of future exercise patterns. We utilize a blend of our historical volatility of our common stock and implied volatility based on traded options with similar terms as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Investments

We account for investment securities under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and related interpretations and staff positions. SFAS 115 requires us to record available-for-sale securities at fair value, with unrealized gains and losses being reported as a component of accumulated other comprehensive income (loss). All of our investments, except for an equity investment, investments held in our supplemental retirement plan for key executives and auction rate certificates are classified as available-for-sale securities and are recorded at fair value on the condensed consolidated balance sheet. We estimate fair value of securities with insufficient observable market information by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, the likelihood of a successful auction in a future period and final stated maturities.

Results of Operations

Revenue

	Fiscal Quarter Ended		Change
	December 28, 2007	December 26, 2008	$	%
	($ in thousands)
Licensing	$122,430	$154,056	$31,626	26%
Percentage of total revenue	82%	85%
Product sales	20,010	17,946	(2,064)	(10)%
Percentage of total revenue	13%	10%
Services	7,787	8,256	469	6%
Percentage of total revenue	5%	5%

Total revenue	$150,227	$180,258	$30,031	20%

Licensing. The 26% increase in licensing revenue from the first quarter of fiscal 2008 to the first quarter of fiscal 2009 was driven by increased revenue in all our markets, most notably our broadcast, PC, gaming and mobile markets. Revenue from our PC market was primarily driven by strength in shipments of notebook computers, many of which include third party DVD software and/or Microsoft Vista Home Premium and Ultimate Editions, all of which contain Dolby technologies. The increase in revenue from our broadcast market was primarily driven by sales of U.S. government coupon eligible converter boxes and an increase in the number of digital televisions in North America and Europe that incorporate Dolby Digital compared to a year ago, as well as shipments of set top boxes that incorporate our technologies. The increase in revenue from our gaming market was primarily driven by sales of game consoles. The increase in revenue from our mobile market was primarily driven by the inclusion of HE-AAC technology, obtained through our acquisition of Coding Technologies in fiscal 2008, into mobile devices. We do not believe the effects of recent macroeconomic conditions are reflected in our first quarter of fiscal 2009 licensing results because our recognized licensing revenue generally lags one quarter following sales of products that incorporate our technologies. Consequently, we do not expect to sustain such levels of licensing growth and licensing revenue may decrease in the remainder of fiscal 2009 due to a slowdown in consumer spending, an expected lower percentage of PCs sold with our technologies due to increased growth in netbooks, which do not have Microsoft Vista operating systems, and an expected decline in sales of DVD players

Product Sales. The 10% decrease in product sales from the first quarter of fiscal 2008 to the first quarter of fiscal 2009 was primarily due to a decrease in sales of our traditional cinema products and, to a lesser degree, our broadcast products. These decreases were partially offset by increased sales of our 3D products and digital cinema accessories. We have not recognized most of the revenue related to sales of our digital cinema servers due to certain obligations, which we have yet to satisfy. We currently have approximately $31.2 million of deferred revenue related to digital cinema server and certain 3D product sales.

Services. The 6% increase in services revenue from the first quarter of fiscal 2008 to the first quarter of fiscal 2009 was primarily attributable to an increase in services on original films, including digital films, as well as revenue from digital cinema virtual print fees.

Gross Margin

	Fiscal Quarter Ended
	December 28, 2007	December 26, 2008
Licensing gross margin percentage	97%	111%
Licensing gross margin percentage excluding gain from amended patent licensing agreement	97%	98%
Product sales gross margin percentage	42%	48%
Services gross margin percentage	61%	61%

Total gross margin percentage	88%	102%

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

In the fourth quarter of fiscal 2007, we determined that it was appropriate to cease accruing royalty expense relating to an ongoing dispute with an unrelated patent licensor. From the third quarter of fiscal 2006 through the third quarter of fiscal 2007, we had been accruing royalties related to this matter. At September 26, 2008, accrued royalties included $29.2 million relating to this ongoing dispute. In the first quarter of fiscal 2009, we entered into an amendment to the license agreement with the unrelated patent licensor. Under the terms of the amendment, we paid a one time lump sum amount of $17.5 million to buy out all payment obligations and each party released any claims it may have against the other with respect to the license agreement. Of the $17.5 million lump sum payment, $8.3 million was recorded as an intangible asset representing the fair value of the future benefit to be obtained from the payment and $9.2 million was recorded as a reduction to accrued royalties. The remaining accrued royalty balance of $20.0 million was eliminated in the first quarter of fiscal 2009 and recorded as a gain from amended patent licensing agreement. The gain from amended patent licensing agreement was recorded within cost of revenue in our condensed consolidated statement of operations and resulted in increased licensing gross margin in the first quarter of fiscal 2009. For further details, see Note 2, “Composition of Certain Financial Statement Captions” for the discussion regarding accrued liabilities in the notes to our condensed consolidated financial statements.

Product Sales Gross Margin. Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Product sales gross margin increased by 6% from the first quarter of fiscal 2008 to the first quarter of fiscal 2009, due to the strengthening of the U.S. dollar against the U.K. pound sterling. This resulted in higher margins as the majority of the U.K. product revenues are dollar denominated while the related costs are primarily pound sterling denominated.

Upon satisfying certain contractual obligations, we expect to recognize revenue and associated costs related to a number of digital cinema servers and 3D products that are currently deferred. We expect that upon the eventual recognition, our product sales gross margins will be adversely impacted because these products were sold at a significantly lower margin than our other products. At December 26, 2008, we have approximately $31.2 million of deferred revenue related to these digital cinema servers and 3D products, and a corresponding $22.6 million of associated costs.

During the second quarter of fiscal 2009, management committed to a plan to consolidate all manufacturing operations into our Brisbane facility and as a result we will have limited internal manufacturing capacity for low volume products and prototypes and will work with contract manufacturers for higher volume products as necessary. This hybrid model will enable us to lower manufacturing cost and increase our average utilization rates while also giving us the capacity to scale production when needed. We believe this hybrid model may favorably impact our product sales gross margins in future periods. However, actual results may differ from our expectations.

Services Gross Margin. Cost of services primarily consists of the payroll and benefits costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. Services gross margin was flat year over year.

Operating Expenses

	Fiscal Quarter Ended		Change
	December 28, 2007	December 26, 2008	$	%
	($ in thousands)
Selling, general and administrative	$50,986	$54,467	$3,481	7%
Percentage of total revenue	34%	30%
Research and development	13,907	15,546	1,639	12%
Percentage of total revenue	9%	9%

Total operating expenses	$64,893	$70,013	$5,120	8%

Selling, General and Administrative. Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, professional service fees, travel related expenses and facility costs for our sales, marketing and administrative functions. The 7% increase in selling, general and administrative expense from the first quarter of fiscal 2008 to the first quarter of fiscal 2009 was primarily due to an increase in personnel expenses relating to an increase in headcount and an increase in professional consulting expenses relating to a third party analysis of our manufacturing operations. These increases were partially offset by decreases in bonus expense and stock-based compensation expense.

Research and Development. Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The 12% increase in research and development expense from the first quarter of fiscal 2008 to the first quarter of fiscal 2009 was primarily driven by an increase in personnel expenses due to increases in headcount and professional consulting expenses, offset by a decrease in bonus expense.

Other Income, Net

	Fiscal Quarter Ended		Change
	December 28, 2007	December 26, 2008	$	%
	($ in thousands)
Interest income	$5,821	$4,132	$(1,689)	(29)%
Interest expense	(363)	(263)	100	28%
Other expense, net	(254)	(1,382)	(1,128)	444%

Total other income, net	$5,204	$2,487	$(2,717)	(52)%

Other income, net, primarily consists of interest income earned on cash, cash equivalent and investments, offset by interest expense principally attributable to the outstanding balances on our facility debt obligations. Additionally, gains or losses from foreign currency transactions are included in the balances for periods presented.

In November 2008, we accepted a rights offering from UBS. The rights offering provides us with rights (the “Put Rights”) to sell to UBS at par value our auction rate certificates purchased through UBS, at any time during a two year sale period beginning June 30, 2010. We recorded the Put Rights as a financial asset within our other assets line item on our condensed consolidated balance sheet. The related pre-tax gain of $6.6 million was recorded in other expense, net, in our condensed consolidated statement of operations in the first quarter of fiscal 2009. Simultaneous with the acceptance of the rights offering, we reclassified our auction rate certificates from available-for-sale securities to trading securities within our long-term investments line item on our condensed consolidated balance sheet. As a result of the reclassification, unrealized losses pertaining to our auction rate certificates at September 26, 2008 were recognized in our condensed consolidated statement of operations in the first quarter of fiscal 2009. Total losses of $8.0 million pertaining to auction rate certificates were recorded in other expense, net, in our condensed consolidated statement of operations in the first quarter of fiscal 2009.

Income Taxes

	Fiscal Quarter Ended
	December 28, 2007	December 26, 2008
	($ in thousands)
Provision for income taxes	$24,607	$38,623
Effective tax rate	34%	33%

Our effective tax rate is based upon a projection of our annual fiscal year results. Our effective tax rate for the first quarter of fiscal 2008 was 34% compared to 33% for the first quarter of fiscal 2009. In fiscal 2009, a change in tax law reinstated research and development tax credits for periods prior to fiscal 2009. As a result, we recognized an increase in research and development tax credits in the first quarter of fiscal 2009, thereby lowering our effective tax rate. We did not recognize a similar benefit in the first quarter of fiscal 2008.

Liquidity, Capital Resources and Financial Condition

	September 26, 2008	December 26, 2008
	(in thousands)
Cash and cash equivalents	$394,761	$402,434
Short-term investments	119,667	181,123
Long-term investments	180,996	198,371
Accounts receivable, net	27,650	23,667
Accounts payable and accrued liabilities	156,925	129,088
Working capital(a)	491,196	548,065

Net cash provided by operating activities	264,474	97,424
Capital expenditures (b)	(13,610)	(996)
Net cash used in investing activities	(271,338)	(89,068)

Net cash provided by financing activities	34,896	3,394

(a)	Working capital consists of total current assets less total current liabilities.
(b)	Capital expenditures consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements, production and test equipment.

As of December 26, 2008, we had cash and cash equivalents of $402.4 million, compared to $394.8 million at September 26, 2008. In addition, at December 26, 2008, we had short-term and long-term investments of $379.5 million, compared to $300.7 million at September 26, 2008. Our principal sources of liquidity are our cash, cash equivalents and investments, as well as cash flows from our operations. We believe that our cash, cash equivalents and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Cash provided by operating activities were $97.4 million in the first quarter of fiscal 2009, compared to $76.3 million in the first quarter of fiscal 2008. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. Cash flows from operating activities for the first quarter of fiscal 2009 were primarily driven by net income of $78.1 million. Adjustments for non-cash items included stock-based compensation expense of $4.5 million, deferred taxes of $6.9 million and depreciation and amortization expense of $6.5 million, offset by the gain from amended patent licensing agreement of $20.0 million. Changes in working capital were primarily driven by increases in assets of $3.2 million and decreases in accounts payable and accrued liabilities of $6.5 million offset by increases in deferred revenues of $6.2 million and income taxes of $24.1 million.

Cash used in investing activities for the first quarter of fiscal 2009 were primarily driven by purchases of available-for-sale securities of $79.8 million, net of sales, and cash paid for the purchase of intangible assets of $8.3 million. Capital expenditures were $1.0 million for the first quarter of fiscal 2009, a decrease of $0.5 million from the first quarter of fiscal 2008.

Cash provided by financing activities were $3.4 million in the first quarter of fiscal 2009, compared to $11.6 million in the first quarter of fiscal 2008. Cash flows from financing activities were primarily driven by proceeds from the issuance of stock under our employee stock purchase plan and the exercise of stock options.

As of December 26, 2008, we held auction rate certificates with a par value totaling $70.8 million. In the event we need access to the funds invested in these securities, we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process. On November 11, 2008, we accepted an offer from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS, to liquidate our auction rate certificates held in UBS accounts on February 13, 2008. The UBS offer entitles us to sell our auction rate certificates for a price equal to the liquidation preference of the auction rate certificates plus accrued but unpaid dividends or interest, if any, at any time during a two year period from June 30, 2010 through July 2, 2012. There is a risk that UBS will not perform its obligations in accordance with their offer. Furthermore, there is no assurance that we will be able to recoup our investments in the auction rate certificates.

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of December 26, 2008.

	Payments Due By Period
	Remainder of Fiscal 2009	Fiscal 2010 to 2011	Fiscal 2012 to 2013	After Fiscal 2013	Total
	(in thousands)
Long-term debt (1)	$1,136	$3,284	$3,240	$754	$8,414
Operating leases (2)	4,619	11,904	9,623	5,538	31,684
Payments on litigation settlement (3)	3,000	6,000	—	—	9,000

Total	$8,755	$21,188	$12,863	$6,292	$49,098

(1)	We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant.
(2)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of December 26, 2008.
(3)	In April 2002, we settled a dispute with an unrelated third party and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. Refer to Note 5 “Legal Proceedings” for further discussion.

Other Cash Obligations. Under the terms of the agreement to acquire all outstanding shares of our subsidiary, Cinea, in September 2003, we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction through 2022. As of December 26, 2008, no additional purchase consideration had been paid and no liability is reflected on our balance sheet.

Recently Issued Accounting Standards

Refer to Note 7 of the Condensed Consolidated Financial Statements for our disclosure on “Recently Issued Accounting Standards.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments.

As of December 26, 2008, we had cash and cash equivalents of $402.4 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $379.5 million, which consisted primarily of municipal debt securities, auction rate certificates, variable rate demand notes and United States government agency securities with original maturities greater than 90 days. Many of these investments are subject to fluctuations in interest rates, which could impact our results. At December 26, 2008 the average investment maturity of our investment portfolio was less than six months. Based on our investment portfolio balance as of December 26, 2008, a hypothetical change in interest rates of 1% would have approximately a $2.6 million impact, and a change of 0.5% would have approximately a $1.3 million impact on the carrying value of our portfolio. Furthermore, a hypothetical change in interest rates of 1% would have approximately a $4.2 million impact, and a change of 0.5% would have approximately a $2.1 million impact on interest income over a one-year period.

As of December 26, 2008, we held auction rate certificates with a par value totaling $70.8 million. Auctions for these instruments have failed and there is no assurance that future auctions will succeed. In the event we need access to the funds invested in these securities, we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process. On November 11, 2008, we accepted an offer from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS, to liquidate our auction rate certificates held in UBS accounts on February 13, 2008. The UBS offer entitles us to sell our auction rate certificates for a price equal to the liquidation preference of the auction rate certificates plus accrued but unpaid dividends or interest, if any, at any time during a two year period from June 30, 2010 through July 2, 2012. There is a risk that UBS will not perform its obligations in accordance with their offer. Furthermore, there is no assurance that we will be able to recoup our investments in the auction rate certificates.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

Foreign Currency Exchange Risk

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom. We also conduct a growing portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. dollar (primarily Euros and British Pounds). As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. Most of our revenue from international markets is denominated in U.S. dollars, while the operating expenses of our international subsidiaries are predominantly denominated in local currency. Therefore, if the U.S. dollar weakens against the local currency, we will have increased operating expenses which are only partially offset by net revenues. Conversely, if the U.S. dollar strengthens against the local currency, our net assets, net revenues and operating expenses will decrease and affect our net income. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our condensed consolidated statement of operations. Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 26, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is particularly exposed to adverse changes in general economic conditions, because products that incorporate our technologies are entertainment-oriented and generally discretionary goods, such as DVD players, personal computers, digital televisions, mobile devices, set top boxes, home-theaters-in-a-box, camcorders, portable media devices, gaming systems, audio/video receivers and in-car DVD players. The current slowdown or decline in U.S. and foreign economic growth has adversely affected consumer confidence, disposable income and spending. These conditions may persist or worsen. The overall impact they will have on consumer spending is not clear. Sales by our licensees of consumer electronics and other products incorporating our technologies may not grow as rapidly as in prior periods or may even decrease, which would adversely affect our licensing revenue. We do not believe that the effects of recent macroeconomic conditions are reflected in our financial results to date. We do not expect to sustain historical levels of licensing growth, and licensing revenue may decrease, in the remainder of fiscal 2009 due to a slowdown in consumer spending. A continued decline in sales of standard definition DVD players and a potential decline in sales of game consoles along with an expected lower percentage of PCs sold with our technologies, will contribute to an expected decline in revenue growth or even a decline in revenue. In addition, any slowdown in consumer spending will likely negatively impact the motion picture industry and cinema owners, which could result in decreased growth, or a decrease in product sales and services, which could adversely affect our revenue. Furthermore, deteriorating economic conditions result in a greater likelihood that more of our licensees and customers will become delinquent on their obligations to us or be unable to pay, which in turn, could result in a higher level of write-offs, all of which would adversely affect our earnings. Moreover, deteriorating economic conditions and other factors may result in increased underreporting and non-reporting of royalty bearing revenues by our licensees as well as increased unauthorized use of our technologies, which would adversely affect our earnings.

To the extent that sales of personal computers with Dolby technologies level off or decline, our licensing revenue will be adversely affected.

Historically, PC manufacturers have frequently included DVD playback functionality as part of the software applications included in their products. Microsoft introduced its Windows Vista operating system in 2007. Two of the six editions of this operating system, the Windows Vista Home Premium Edition and the Windows Vista Ultimate Edition, include Dolby technologies which help enable DVD playback functionality and DVD authoring capabilities. In addition, many major PC manufacturers continue to include additional DVD software applications which offer added DVD functionality not included in the Microsoft operating systems. In the future, PC manufacturers may elect to exclude additional DVD software applications on personal computers that include the Windows Vista Home Premium Edition. Additionally, it is unclear at what pace business customers will migrate from their current operating systems to the Windows Vista operating system, what the adoption rate of the Ultimate

Edition will be, and how such adoption will impact sales of software DVD players for business PCs. In addition, a growing number of lower priced PCs, particularly netbooks are being sold which do not have Microsoft Vista Home Premium or Ultimate Edition operating systems or contain optical disc drives and do not always have DVD playback functionality or Dolby technologies. Consumers may elect to purchase these lower priced PCs instead of computers with DVD playback functionality and Dolby technologies. Further, equipment manufacturers experiencing pricing pressure may elect to exclude optional DVD playback functionality from their products, thereby requiring an additional cost to add this capability, which would adversely affect demand for our technologies. Future shipments of notebooks with Dolby technologies could also decline. If any of the foregoing occur, our licensing revenue will be adversely affected.

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

Sales of traditional consumer DVD players have declined and we expect them to decline further. To the extent that sales of DVD players and home theater systems continue to decline or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Growth in our revenue over the past several years had been the result, in large part, of the rapid growth in sales of DVD players and home theater systems incorporating our technologies. However, as the markets for DVD players has matured sales of DVD players have declined and we expect future sales of traditional consumer DVD players to continue to decline. As sales of DVD players and home theater systems decline our licensing revenue will be adversely affected. Additionally, rate of consumer adoption of Blu-ray Disc players is uncertain and has been and may continue to be slower than past growth rates of traditional DVD players. Slow consumer adoption of Blu-ray Disc players as well as the decline of traditional DVD player license sales could adversely affect our licensing revenue. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with those new technologies, our business, operating results and prospects will be adversely affected.

We depend on the sale by our licensees of products that incorporate our technologies, and a reduction in those sales would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer electronics product manufacturers. Licensing revenue represented 80%, 84% and 85% of our total revenue in fiscal 2007, 2008 and the first quarter of fiscal 2009, respectively. We do not manufacture consumer electronics products ourselves and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products and media software vendors to pay us a specified royalty for every electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our revenue will decline. Moreover, we have a widespread presence in markets for electronics products, such as the consumer electronics product market, which includes DVD players, audio/video receivers and other home theater consumer electronics products, and, as a result, there is little room for us to further penetrate such markets. Lower sales of products incorporating our technologies could occur for a number of reasons. Changes in consumer tastes or trends, changes in industry standards or adverse changes in business and economic conditions, may adversely affect our licensing revenue. Increasing market saturation, durability of products in the marketplace, competing products and alternate consumer entertainment options could adversely affect demand for new products incorporating our technologies.

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

Our future growth will depend, in part, upon our expansion into areas beyond sound technologies. For example, in addition to our digital cinema initiative, we are exploring other areas that facilitate delivery of digital entertainment, such as technologies for processing digital moving images. We will need to spend considerable resources on research and development or acquisitions in the future in order to deliver innovative non-sound technologies. Our April 2007 acquisition of Brightside Technologies Inc., a development-stage technology company focused on enabling the capture, distribution, and display of more vibrant video on LED backlit LCD televisions, is an example of our efforts to expand into areas beyond sound technologies. However, we have limited experience in non-sound technology markets and, despite our efforts, we cannot predict whether we will be successful in developing, or acquiring and marketing non-sound products, technologies and services. We will face significant risks in integrating non-sound businesses that we acquire into our business.

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

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: DivX, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Philips, RealNetworks, Sony, SRS Labs and Thomson. Competitors for our products include: Avica, Audyssey Laboratories, Doremi, DTS, EVS, GDC, Kodak, Linear Acoustic, NEC, Panastereo, Qube, QuVis, REAL D, Sony, Texas Instruments and USL. Competitors for our services include DTS and Sony. In addition, other companies may become competitors in the future. Some people may perceive the quality of sound produced by some of our competitors’ technologies to be equivalent or superior to that produced by ours. In addition, some of our current and/or future competitors may have significantly greater financial, technical, marketing and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, Microsoft and RealNetworks may have an advantage over us in the market for internet technologies because of their greater experience and presence in that market. In addition, some of our current or potential competitors, such as Microsoft and RealNetworks, may be able to offer integrated system solutions in markets for sound or non-sound entertainment technologies, including audio, video and rights management technologies related to personal computers or the internet, which could make competing technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing technologies at lower prices than our technologies, which could adversely affect our operating results. Further, many of the consumer electronics products that include our sound technologies also include sound technologies developed by our competitors. As a result, we must continue to invest significant resources in research and development in order to enhance our technologies and our existing products and services and introduce new high quality technologies, products and services to meet the wide variety of such competitive pressures. Our business will suffer if we fail to do so successfully.

Our operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees and of the satisfaction of our revenue recognition criteria.

Our quarterly operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees and of the satisfaction of our revenue recognition criteria. We recognize license revenue only after we receive royalty reports from our licensees regarding the shipment of their products that incorporate our technologies. As a result, the timing of our revenue depends upon the timing of our receipt of those reports. In addition, it is not uncommon for royalty reports to include positive or negative corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have recognized an unusually large amount of licensing revenue from a licensee in a given quarter because not all of our revenue recognition criteria were met in prior periods. This can result in a large amount of licensing revenue from a licensee being recorded in a given quarter that is not necessarily indicative of the amounts of licensing revenue to be received from that licensee in future quarters, thus causing fluctuations in our operating results. For example, in the second quarter of fiscal 2007 and the first quarter of fiscal 2009 we recognized approximately $7.7 million and $6.5 million, respectively, in licensing revenue from two separate licensees related to royalties on shipments in prior periods.

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

In some cases, primarily in connection with the licensing of our Dolby Digital technologies, the products we sell and the technologies we license to our customers include intellectual property that we have licensed from third parties. Our agreements with these third parties generally require us to pay them royalties for that use, and give the third parties the right to audit our calculation of those royalties. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We have in the past been, and may in the future be, involved in disputes with third party technology licensors regarding license terms.

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

The cinema industry is still in the early stages of the adoption of digital cinema for the distribution and exhibition of movies. A number of companies offer competing products for digital cinema, some of which are priced lower than our products or offer features that exhibitors may perceive to be potentially advantageous to our products. At least one competitor has a significantly greater installed base of its competing digital cinema playback servers than we do and another competitor has a significantly greater installed base of its competing 3D products than we do, either of which could limit our eventual share of the digital cinema market and materially and adversely affect our operating results. As the market for digital cinema has grown, we have faced more competitive pricing pressures than we have traditionally experienced for our traditional cinema products. As a result, we have implemented and may have to continue to implement pricing strategies which will have an adverse impact on our product sales gross margins in the future.

If the market for digital cinema develops more slowly than expected, our future prospects could be limited and our business could be materially and adversely affected.

If the major motion picture studios and the cinema exhibition industry cannot agree on one or more business models for digital cinema equipment financing or if funding is not available on favorable terms or at all, the broad adoption of digital cinema will be delayed further. The conversion of movie theatres from film to digital cinema will require significant capital investment and recent events in the lending market have resulted in system integrator difficulty in obtaining funding delaying broader adoption of digital cinema. We cannot predict how quickly digital cinema will become widely adopted. At present only a small percentage of movie theatres have been converted to digital cinema, and we expect the conversion of theatres to digital cinema technologies, if it occurs, to be a multi year process due to both technological and financial obstacles. If the demand for digital cinema equipment develops more slowly than expected, or if there is significant and sustained resistance by the motion picture studios or cinema exhibitors to this technology or the cost of implementation, or if funding is not available on favorable terms or at all, the broad adoption of digital cinema will continue to be delayed which could adversely affect our revenue.

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

We have evaluated, and expect to continue to evaluate, a wide array of possible strategic transactions, including acquisitions. For example, in November 2007 we acquired Coding Technologies, a privately held provider of audio compression technologies for the mobile, digital broadcast and internet markets and in April 2007 we acquired Brightside, a development stage company focused on enabling the capture, distribution, and display of more vibrant video on LED backlit LCD televisions. We consider these types of transactions in connection with our efforts to expand our business beyond sound technologies to other technologies related to the delivery of digital entertainment. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future, any of these transactions could be material in relation to our market capitalization, financial condition or results of operations. The process of integrating an acquired company, business or technology may create unforeseen difficulties and expenditures. The areas where we may face risks in integrating acquired businesses include:

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

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2007, 2008 and the first quarter of fiscal 2009, revenue from outside the United States was 70%, 66% and 70% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

As of December 26, 2008, we had approximately 1,515 individual issued patents and 1,930 pending patent applications in nearly 45 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through September 2027. Of these, five patents are scheduled to expire in calendar year 2009, 110 patents are scheduled to expire in calendar year 2010 and 34 patents are scheduled to expire in calendar year 2011. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2009 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2025. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

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

Our products are complex and sometimes contain undetected software or hardware errors, particularly when first introduced or when new versions are released. In addition, to the extent that we engage contract manufacturers we will not have as much control over manufacturing which could result in quality problems. Furthermore, our products are sometimes combined with or incorporated into products from other vendors, sometimes making it difficult to identify the source of a problem. These errors could result in a loss of or delay in market acceptance of our products or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. In addition, if our products contain errors we could be required to replace or reengineer them, which would increase our costs. Moreover, if any such errors cause unintended consequences, we could face claims for product liability. Although we generally attempt to contractually limit liability for defective products to the cost of repairing or replacing these products, if these contract provisions are not enforced, or are unenforceable for any reason, or if liabilities arise that are not effectively limited, we could incur substantial costs in defending and settling product liability claims.

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

Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. Licensing revenue represented 80%, 84% and 85% of our total revenue in the fiscal years 2007, 2008 and the first quarter of fiscal 2009, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in particular countries or where the initiation of a claim might harm our business relationships. For example, we have many times experienced, and expect to continue to experience, problems with consumer electronics product manufacturers incorporating our technologies into their products without our authorization. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs, which could adversely affect our financial condition and results of operations. We generally seek patent protection for our innovations. However, it is possible that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect particular innovations that later turn out to be important. Moreover, we have limited or no patent protection in particular foreign jurisdictions. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies, and in India we have no issued patents. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may later be found to be invalid or unenforceable. Moreover, we seek to maintain select intellectual property as trade secrets. These trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from them.

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

Our long-term investments include auction rate certificates at fair value. Auctions for these instruments began failing during the second quarter of fiscal 2008 and continued to fail through the end of our first quarter of fiscal 2009, resulting in our inability to liquidate these securities. Moreover, a liquid secondary market has not developed for these instruments. On November 11, 2008, we accepted an offer from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS, to liquidate our auction rate certificates held in UBS accounts on February 13, 2008. The UBS offer entitles us to sell our auction rate certificates for a price equal to the liquidation preference of the auction rate certificates plus accrued but unpaid dividends or interest, if any, at any time during a two year period from June 30, 2010 through July 2, 2012. There is a risk that UBS will not perform its obligations in accordance with their offer. Furthermore, there is no assurance that we will be able to recoup our investments in the auction rate certificates.

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

We have a complex business organization that is international in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time consuming effort that needs to be re-evaluated frequently. On an ongoing basis, we document, review and, if appropriate, improve our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. For example, in the first quarter of fiscal 2009 we initiated the development phase of an upgrade to our existing enterprise resource planning system which is expected to be completed during fiscal year 2009. Both we and our independent auditors periodically test our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

For the foreseeable future, Ray Dolby or his affiliates will be able to control the selection of all members of our board of directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.

At December 26, 2008, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 60,000,000 shares of our Class B common stock. As of December 26, 2008, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99% of our outstanding Class B common stock, which in the aggregate represented approximately 91% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendants will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Ray Dolby, his affiliates, his family members and descendants will maintain this control even if in the future they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. Absent a transfer of Class B common stock that would trigger an automatic conversion as described above, there is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates, his family members and descendants continue to hold shares of Class B common stock representing approximately 10% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As of December 26, 2008, we had a total of 112,697,229 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.

As of December 26, 2008, our directors and executive officers beneficially held 60,182,750 shares of Class B common stock, 4,806 shares of Class A common stock, vested options to purchase 557,034 shares of Class B common stock and vested options to purchase 369,163 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended December 26, 2008, we issued an aggregate of 109,018 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since December 27, 2008 through January 21, 2009, we issued an aggregate of 35,415 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of approximately $0.3 million in the fiscal quarter ended December 26, 2008, and approximately $0.1 million in the period since December 27, 2008 through January 21, 2009 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of January 21, 2009 options to purchase an aggregate of 2,267,566 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

ITEM 6.	EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
10.1*	2009 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	December 17, 2008

10.2*	Employee Stock Purchase Plan, as amended and restated

10.3	Amendment No. 2 to the License Agreement effective January 1, 1992 by and between GTE Laboratories Incorporated (now known as Verizon Corporate Services Corp.) and Dolby Laboratories Licensing Corporation

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory arrangement
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2009

DOLBY LABORATORIES, INC.

By:	/s/ Kevin J. Yeaman
Kevin J. Yeaman
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
10.1*	2009 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	December 17, 2008

10.2*	Employee Stock Purchase Plan, as amended and restated

10.3	Amendment No. 2 to the License Agreement effective January 1, 1992 by and between GTE Laboratories Incorporated (now known as Verizon Corporate Services Corp.) and Dolby Laboratories Licensing Corporation

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory arrangement
‡	Furnished herewith