Form 10-Q
period 2009-03-27
Dolby Laboratories, Inc.
filed 2009-04-30
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 16, 2009 the registrant had 52,568,169 shares of Class A common stock, par value $0.001 per share, and 60,490,207 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 26, 2008	March 27, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$394,761	$372,528
Short-term investments	119,667	193,543
Accounts receivable, net	27,650	45,245
Inventories	18,133	14,113
Deferred taxes	91,824	70,714
Prepaid expenses and other current assets	39,834	29,344

Total current assets	691,869	725,487

Property, plant and equipment, net	87,915	86,895
Intangible assets, net	83,060	79,218
Goodwill	250,356	225,548
Long-term investments	180,996	244,535
Deferred taxes	24,900	38,033
Other assets	17,050	24,184

Total assets	$1,336,146	$1,423,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,137	$10,060
Accrued liabilities	146,788	109,576
Income taxes payable	4,811	1,384
Current portion of long-term debt	1,593	1,540
Deferred revenue	37,344	25,372

Total current liabilities	200,673	147,932

Long-term debt	7,782	6,453
Deferred revenue	6,171	7,363
Deferred taxes	16,755	14,341
Other liabilities	33,414	32,542

Total liabilities	264,795	208,631

Controlling interest	22,098	20,174
Stockholders’ equity:
Class A common stock	52	53
Class B common stock	60	60
Additional paid-in capital	434,907	449,914
Retained earnings	609,495	757,030
Accumulated other comprehensive income (loss)	4,739	(11,962)

Total stockholders’ equity	1,049,253	1,195,095

Total liabilities and stockholders’ equity	$1,336,146	$1,423,900

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 28, 2008	March 27, 2009	March 28, 2008	March 27, 2009
	(unaudited)
Revenue:
Licensing	$149,619	$159,879	$272,049	$313,935
Product sales	15,628	36,008	35,638	53,954
Services	7,310	8,237	15,097	16,493

Total revenue	172,557	204,124	322,784	384,382

Cost of revenue:
Cost of licensing	5,555	4,613	8,818	7,861
Cost of product sales (1)	8,540	24,275	20,188	33,634
Cost of services (1)	3,151	3,094	6,206	6,300
Gain from amended patent licensing agreement	—	—	—	(20,041)

Total cost of revenue	17,246	31,982	35,212	27,754

Gross margin	155,311	172,142	287,572	356,628

Operating expenses:
Selling, general and administrative (1)	55,310	53,420	106,296	107,400
Research and development (1)	15,725	16,244	29,632	31,409
Restructuring charges, net	—	1,866	—	2,734
Gain on settlements	(249)	(4,900)	(249)	(4,900)

Total operating expenses	70,786	66,630	135,679	136,643

Operating income	84,525	105,512	151,893	219,985
Interest income	4,475	2,620	10,296	6,752
Interest expense	(632)	(149)	(995)	(412)
Other (expenses)/income, net	(1,439)	236	(1,693)	(1,146)

Income before provision for income taxes and controlling interest	86,929	108,219	159,501	225,179
Provision for income taxes	(29,792)	(38,430)	(54,399)	(77,053)

Income before controlling interest	57,137	69,789	105,102	148,126
Controlling interest in net income	(359)	(338)	(651)	(580)

Net income	$56,778	$69,451	$104,451	$147,546

Earnings per share (basic)	$0.51	$0.62	$0.94	$1.31
Earnings per share (diluted)	$0.49	$0.60	$0.91	$1.28

Weighted-average shares outstanding (basic)	111,192	112,852	110,892	112,730
Weighted-average shares outstanding (diluted)	114,736	115,059	114,579	114,981

Expense for rent to related party included in selling, general and administrative expenses	$340	$340	$680	$680

(1) Stock-based compensation included above was classified as follows:
Cost of product sales	$262	$222	$503	$378
Cost of services	38	29	78	56
Selling, general and administrative	4,600	3,605	8,895	7,068
Research and development	1,229	984	2,119	1,918

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year-to-Date Ended
	March 28, 2008	March 27, 2009
	(unaudited)
Operating activities:

Net income	$104,451	$147,546

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,238	14,585
Stock-based compensation expense	11,527	9,180
Accretion of discounts/amortization of premium on investments	212	2,265
Excess tax benefit from exercise of stock options	(11,552)	(1,483)
Provision for doubtful accounts	485	1,382
Deferred taxes	(15,735)	16,957
Gain on Put Rights	—	(9,220)
Unrealized losses on auction rate certificates	—	10,622
Gain from amended patent licensing agreement	—	(20,041)
Other non-cash items affecting net income	1,500	(609)
Changes in operating assets and liabilities:
Accounts receivable	(13,521)	(21,217)
Inventories	(6,117)	(3,710)
Prepaid expenses and other assets	(5,313)	7,693
Accounts payable and accrued liabilities	7,341	(15,575)
Income taxes, net	12,454	1,268
Deferred revenue	11,147	(6,972)
Other liabilities	1,657	(2,604)

Net cash provided by operating activities	110,774	130,067

Investing activities:
Purchases of available-for-sale securities	(163,424)	(195,253)
Proceeds from sale of available-for-sale and trading securities	269,376	53,986
Purchases of property, plant and equipment	(4,631)	(3,552)
Purchase of intangible assets	—	(8,321)
Acquisitions, net of cash acquired	(253,176)	—
Other	40	—

Net cash used in investing activities	(151,815)	(153,140)

Financing activities:
Payments on debt	(759)	(734)
Proceeds from the exercise of stock options	8,001	3,161
Issuance of Class A common stock (ESPP)	505	1,635
Excess tax benefit from exercise of stock options	11,552	1,483

Net cash provided by financing activities	19,299	5,545

Effect of foreign exchange rate changes on cash and cash equivalents	777	(4,705)

Net decrease in cash and cash equivalents	(20,965)	(22,233)
Cash and cash equivalents at beginning of period	368,467	394,761

Cash and cash equivalents at end of period	$347,502	$372,528

Supplemental disclosure:
Cash paid for income taxes	$56,197	$58,783
Cash paid for interest	416	230

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

Unaudited Interim Financial Statements

The accompanying interim condensed consolidated balance sheets as of September 26, 2008 and March 27, 2009, the condensed consolidated statements of operations for the fiscal quarters and fiscal year-to-date periods ended March 28, 2008 and March 27, 2009, and the condensed consolidated statements of cash flows for the fiscal year-to-date periods ended March 28, 2008 and March 27, 2009 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 26, 2008 and include all adjustments necessary for fair presentation. The results for the fiscal quarter and fiscal year-to-date period ended March 27, 2009 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 25, 2009.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include valuation allowances for receivables, carrying values of inventories, goodwill, intangible assets, stock-based compensation, fair values of investments, put rights, accrued expenses including our bonus accrual, liabilities for unrecognized tax benefits and deferred income tax assets. Actual results could differ from our estimates.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 28, 2008	March 27, 2009	March 28, 2008	March 27, 2009
	(in thousands, except per share amounts)
Numerator:
Net income	$56,778	$69,451	$104,451	$147,546

Denominator:
Weighted average shares outstanding (basic)	111,192	112,852	110,892	112,730
Potential common shares from options to purchase Class A and Class B common stock	3,544	2,207	3,687	2,251

Weighted average shares outstanding (diluted)	114,736	115,059	114,579	114,981

Basic earnings per share	$0.51	$0.62	$0.94	$1.31
Diluted earnings per share	$0.49	$0.60	$0.91	$1.28

A total of 1,372,755 and 3,541,147 options were excluded from the calculation of potential common shares in the second quarter of fiscal 2008 and 2009, respectively, because their inclusion would have been anti-dilutive. A total of 1,835,198 and 3,644,100 options were excluded from the calculation of potential common shares for the fiscal year-to-date periods ended March 28, 2008 and March 27, 2009, respectively, because their inclusion would have been anti-dilutive.

Cash and Cash Equivalents

We consider all short-term highly liquid investments that have original maturities of 90 days or less from the date of purchase, to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and municipal debt securities.

Investments

As of March 27, 2009, we had investments in United States government agency securities, variable rate demand notes, auction rate certificates, corporate bonds and municipal debt securities. We account for these instruments under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments that have original maturities between 91 days and one year from the date of purchase are classified as short-term investments and investments that have maturities of more than one year from the date of purchase are classified as long-term investments. All of our investments, except for an equity investment, investments held in our supplemental retirement plan for certain executives and auction rate certificates are classified as available-for-sale securities. Our investments, with the exception of the equity investment, are recorded at fair value in the condensed consolidated balance sheet. Unrealized gains or losses on our available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) while realized gains or losses are reported as a component of net income.

Our equity investment represents an equity security that we have accounted for under the cost method and classified as long-term investments based on our ability and intent to hold for more than one year. Investments held in our supplemental retirement plan for certain executives and auction rate certificates are classified as long-term trading securities. Unrealized gains or losses on trading securities are reported as a component of net income.

Our investments in auction rate securities have been illiquid since February 2008 due to failed auctions. In November 2008, we elected to accept a rights offering providing us with certain put rights to sell our auction rate certificates at par value. See Note 2, “Composition of Certain Financial Statement Captions” for further discussion regarding our auction rate certificates and put rights.

In accordance with FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we review our investment portfolio in order to assess whether our investments with unrealized loss positions are other-than-temporarily impaired.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense, net of estimated forfeitures, in the financial statements over the requisite service period. See Note 4 “Stock-Based Compensation” for further discussion.

Income Taxes

Our quarterly provision for income taxes includes U.S. federal, state and international income taxes and is based on our estimated annual effective tax rate. We estimate our annual effective tax rate based on projections of our income before taxes for the full fiscal year. However, events that occur in a quarter are reflected as discrete items, which could impact the tax rate. In the period that we file our annual tax returns, we true up our provision for income taxes to reflect any difference between our estimated provision and our filed tax return. A deferred tax liability is recognized for all future taxable temporary differences, and a deferred tax asset is recognized for all future deductible temporary differences. A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax asset will not be realized.

Goodwill and Intangible Assets

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). We evaluate and test our goodwill for impairment in accordance with the provisions of SFAS 142 at a reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The goodwill impairment test is a two-step process. In the first step, the carrying value of the net assets of a reporting unit, including goodwill, is compared to the fair value of the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value, a second step is performed to compute the amount of the impairment. We test goodwill for impairment annually during our third fiscal quarter and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

During our last annual goodwill impairment test performed in the third quarter of fiscal 2008, we had three reporting units – Via, Cinea and Dolby Entertainment Technology. Our Via reporting unit pertains to the operations of a wholly owned subsidiary that administers joint licensing programs for Dolby and other patent holders and has no goodwill. Our Cinea reporting unit pertains to the operations of a content-protection and anti-piracy technology company that we acquired in our fourth quarter of fiscal 2003. We assigned the goodwill recognized on the acquisition to the Cinea reporting unit. Cinea was operated as a stand alone business with its own dedicated resources and facilities. Over recent quarters, we undertook steps to restructure the organization to streamline our worldwide operations and align resources based on function and targeted markets. In line with this strategy, we ceased using Cinea’s facilities, terminated certain employees and integrated Cinea with our Dolby Entertainment Technology reporting unit in our first quarter of fiscal 2009. Accordingly, the goodwill that was assigned to the Cinea reporting unit was reassigned to the Dolby Entertainment Technology reporting unit. As a result, we now have two reporting units – Via with no goodwill and Dolby Entertainment Technology with goodwill.

We use the income approach to determine the fair value of our reporting units based on the estimated future cash flows for the reporting units. The cash flow model is based on our best estimate of future revenues and operating costs. Future revenues are estimated over the period we expect to earn such cash flows, at growth rates consistent with our internal forecasts. The revenue and cost estimates are based on several sources including our historical information, third party industry data and review of our internal operations. The cash flow forecasts are adjusted by a discount rate of approximately 13% based on our weighted average cost of capital (WACC) derived through a capital asset pricing model. The primary components of this model include our considerations of the relative weighting of our total asset structure between our equity and debt, the risk-free rate of return given by the rate of return on U.S. Treasury bonds, an average market risk premium based on a range of historical returns and forward looking estimates and our beta. Our model utilizes an effective tax rate ranging from the mid to high thirties. Historically, our model has indicated a fair value significantly in excess of the carrying value of the net assets of our Dolby Entertainment Technology reporting unit.

Once we determine the fair values of our reporting units under the income approach, we then compare the aggregated values to our market capitalization to test the reasonableness of our valuation under the income approach. Our market capitalization at the end of our third quarter of fiscal 2008, the period of our annual impairment test, was approximately equal to the aggregate fair value of our reporting units determined under the income approach. Both values approximated $4.7 billion, representing an excess of approximately 350% over the aggregate carrying value of our reporting units.

Our market capitalization has declined since our annual impairment test performed in our third quarter of fiscal 2008. We are required to evaluate goodwill for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. In light of declines in our market capitalization, we reviewed our market capitalization compared to the aggregate carrying value of the net assets of our Dolby Entertainment Technology and Via reporting units during the interim quarters prior to our annual impairment test, which will be performed in the third quarter of fiscal 2009. Due to the low fair value of our Via reporting unit, we have assumed that the reduction in our market capitalization is primarily attributed to a reduction in the fair value of our Dolby Entertainment Technology reporting unit. Accordingly, we have compared our market capitalization to the aggregate carrying value of our two reporting units in our first quarter of fiscal 2009 and noted that our market capitalization continued to significantly exceed the carrying value of our reporting units. Therefore, in conjunction with our review of our most recent internal cash flow projections, we believe that the decline in market capitalization does not represent a triggering event that would require an interim impairment test.

We regularly assess our assumptions and methodologies utilized in our fair value calculations for reasonableness. We have not changed our methodologies since our previous annual impairment test. However, as part of the assessment of our assumptions, we reduced our near-term outlook and we revised our revenue forecast in our first and second quarters of fiscal 2009. This near-term revision did not reduce our revenue forecasts to a level that would represent a triggering event requiring an interim impairment test. We will consider the current state of the debt and equity markets in determining the market risk premiums included within our WACC during our fiscal 2009 impairment test.

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), requires that long-lived assets, including intangible assets, with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships and contracts, and are amortized on a straight-line basis over their useful lives ranging from three to 15 years. No intangible or long-lived assets were impaired as of March 27, 2009.

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The components of comprehensive income were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 28, 2008	March 27, 2009	March 28, 2008	March 27, 2009
	(in thousands)
Net income	$56,778	$69,451	$104,451	$147,546
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	11,084	(8,774)	16,071	(22,262)
Unrealized (losses) gains on available-for-sale securities, net of tax (see Note 2)	(1,972)	590	(2,067)	1,835
Reclassification of unrealized losses on auction rate certificates, net of tax (see Note 2)	—	—	—	3,727

Comprehensive income	$65,890	$61,267	$118,455	$130,846

Withholding and Sales Tax

Licensing revenue is recognized gross of withholding taxes that are remitted by our licensees directly to their local tax authorities. Withholding taxes were $4.7 million and $6.0 million in the second quarter of fiscal 2008 and 2009, respectively. Withholding taxes were $8.6 million and $12.2 million in the fiscal year-to-date periods ended March 28, 2008 and March 27, 2009, respectively. Sales tax is accounted for on a net basis and is excluded from revenues.

2.	Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 26, 2008 and March 27, 2009 consisted of the following:

	September 26, 2008	March 27, 2009
	(in thousands)
Cash and cash equivalents:
Cash	$121,676	$152,834
Cash equivalents:
Money market funds	270,034	219,694
Municipal debt securities	3,051	—

Total cash and cash equivalents	394,761	372,528

Short-term investments:
Municipal debt securities	56,663	105,205
U.S. government agency securities	2,514	4,999
Variable rate demand notes	60,490	83,339

Total short-term investments	119,667	193,543

Long-term investments:
Auction rate certificates	66,146	59,478
Corporate bonds	—	19,474
Equity investment	610	610
Municipal debt securities	95,028	142,513
U.S. government agency securities	19,212	22,460
Total long-term investments	180,996	244,535

Total cash, cash equivalents and investments	$695,424	$810,606

At March 27, 2009, we held tax-exempt auction rate certificates with a par value of $70.1 million. Auctions for these instruments have failed and there is no assurance that future auctions will succeed. As a result, we may not be able to liquidate our investment and fully recover the par value in the near term. We do not believe that the underlying issuers of our auction rate certificates are currently at risk of default. We continue to receive interest payments on the auction rate certificates in accordance with their terms. We believe we will ultimately be able to liquidate our auction rate certificates without significant loss primarily due to the collateral securing the auction rate certificates and our acceptance of the rights offering detailed below. Due to the changes and uncertainty in the auction rate certificates market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of March 27, 2009.

In November 2008, we elected to accept a rights offering from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS. The rights offering provides us with rights (the “Put Rights”) to sell to UBS at par value our auction rate certificates purchased through UBS, at any time during a two year sale period beginning June 30, 2010. We elected to measure the Put Rights under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159) and recorded a pre-tax gain of $6.6 million in the first quarter of fiscal 2009. We have classified the Put Rights as a financial asset within our other assets line item in our condensed consolidated balance sheet. Simultaneous with the acceptance of the rights offering, we reclassified our auction rate certificates from available-for-sale securities to trading securities within our long-term investments line item in our condensed consolidated balance sheet. As a result of the reclassification, we recognized a loss of $8.0 million in the first quarter of fiscal 2009. The observable market information to determine the fair value of our auction rate certificates continues to be insufficient and therefore we continue to estimate the fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, the likelihood of a successful auction in a future period and the final stated maturities. During our second quarter of fiscal 2009, the fair value of our auction rate certificates declined further by $2.6 million which was offset by a gain of $2.6 million related to our Put Rights. The decline in the fair value of our auction rate certificates was primarily due to a decline in the variable yield of these securities. In determining the fair value of the Put Rights in our second quarter of fiscal 2009, we did not change our assessment of the credit risk associated with UBS, thus leading to an offset in the decline in the fair value of our auction rate certificates and the appreciation in the fair value of our Put Rights.

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of September 26, 2008 was as follows:

	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Auction rate certificates	$72,200	$—	$(6,054)	$66,146
Equity investment	610	—	—	610
Money market funds	270,034	—	—	270,034
Municipal debt securities	154,870	173	(301)	154,742
U.S. government agency securities	21,775	23	(72)	21,726
Variable rate demand notes	60,490	—	—	60,490

Cash equivalents and investments	$579,979	$196	$(6,427)	$573,748

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of March 27, 2009 was as follows:

	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Auction rate certificates	$59,478	$—	$—	$59,478
Corporate bonds	19,451	29	(6)	19,474

Equity investment	610	—	—	610
Money market funds	219,694	—	—	219,694
Municipal debt securities	245,324	2,511	(117)	247,718
U.S. government agency securities	27,073	388	(2)	27,459
Variable rate demand notes	83,339	—	—	83,339

Cash equivalents and investments	$654,969	$2,928	$(125)	$657,772

All of our investments in the tables above, except for our auction rate certificates and equity investment are classified as available-for-sale securities. Our investments, with the exception of the equity investment are recorded at fair market value on the condensed consolidated balance sheet. The equity investment represents an equity security that we have accounted for under the cost method and classified as long-term investments based on our ability and intent to hold for more than one year. Our auction rate certificates are classified as trading securities.

The following table shows the gross unrealized losses and fair values for those available-for-sale investments that were in an unrealized loss position as of March 27, 2009:

	Less than 12 months		12 months or greater		Total
	Fair Values	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses
	(in thousands)
Corporate bonds	$7,149	$(6)	$—	$—	$7,149	$(6)
Municipal debt securities	24,733	(117)	—	—	24,733	(117)
U.S. government agency securities	4,998	(2)	—	—	4,998	(2)

Total	$36,880	$(125)	$—	$—	$36,880	$(125)

The unrealized losses on our investments in corporate bonds, municipal debt securities and U.S. government agency securities were caused primarily by changes in interest rates. We have the ability to hold these securities until we recover any unrealized losses. As a result, we do not consider the above investments in an unrealized loss position at March 27, 2009 to be other-than-temporarily impaired.

Accounts Receivable

Accounts receivable consists of the following:

	September 26, 2008	March 27, 2009
	(in thousands)
Trade accounts receivable	$24,604	$38,082
Amounts receivable related to patent administration program	3,532	8,902
Other accounts receivable	1,313	586

	29,449	47,570
Less: Allowance for doubtful accounts	(1,799)	(2,325)

Accounts receivable, net	$27,650	$45,245

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 26, 2008	March 27, 2009
	(in thousands)
Raw materials	$3,315	$3,441
Work in process	1,891	1,279
Finished goods	12,927	9,393

Inventories	$18,133	$14,113

Goodwill and Intangible Assets

The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 26, 2008	$250,356
Translation adjustments	(24,808)

Balance at March 27, 2009	$225,548

Intangible assets consist of the following:

	September 26, 2008	March 27, 2009
	(in thousands)
Amortized intangible assets:
Acquired patents and technology	$55,519	$53,296
Customer relationships	30,270	27,535
Customer contracts	5,300	5,570
Other intangibles	11,862	20,174

	102,951	106,575
Less: Accumulated amortization	(19,891)	(27,357)

Intangible assets, net	$83,060	$79,218

Amortization expense associated with our intangible assets was $4.1 million and $4.7 million in the second quarter of fiscal 2008 and 2009, respectively, and is included in cost of licensing, cost of product sales and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Amortization expense associated with our intangible assets was $6.4 million and $8.0 million for the fiscal year-to-date periods ended March 28, 2008 and March 27, 2009, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $39.8 million and $29.3 million at September 26, 2008 and March 27, 2009, respectively. In the second quarter of fiscal 2009, we recognized $22.4 million in revenue related to digital cinema products which was previously deferred. Therefore, the associated deferred costs of $15.9 million were transferred from prepaid expenses and other current assets to cost of product sales. See Deferred Revenue below for further discussion.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 26, 2008	March 27, 2009
	(in thousands)
Accrued royalties	$32,064	$2,201
Amounts payable to joint licensing program partners	40,266	51,318
Accrued compensation and benefits	47,617	28,379
Accrued professional fees	3,749	4,248
Current portion of litigation settlement (see Note 6)	2,686	2,686
Other accrued liabilities	20,406	20,744

Accrued liabilities	$146,788	$109,576

At September 26, 2008, accrued royalties included amounts related to an ongoing dispute regarding the terms of a license agreement with an unrelated patent licensor. We had been accruing royalties related to this matter from the third quarter of fiscal 2006 through the third quarter of fiscal 2007. In the first quarter of fiscal 2009, we entered into an amendment to the license agreement with the unrelated patent licensor. Under the terms of the amendment, we paid a one time lump sum amount of $17.5 million to buy out all payment obligations and each party released any claims it may have against the other with respect to the license agreement. Of the $17.5 million lump sum payment, $8.3 million was recorded as an intangible asset representing the fair value of the future benefit to be obtained from the payment. The intangible asset is being amortized to cost of revenue over a period of three years. The remaining amount of the lump sum payment, or $9.2 million, was recorded as a reduction to accrued royalties which as of September 26, 2008 was approximately $29.2 million. The remaining accrual balance of approximately $20.0 million was eliminated in the first quarter of fiscal 2009 and recorded as a gain from amended patent licensing agreement.

Deferred Revenue

Deferred revenue was $37.3 million and $25.4 million at September 26, 2008 and March 27, 2009, respectively. The period-end balances were comprised of deferrals of product sales, primarily consisting of digital cinema server sales, and to a lesser extent licensing and services revenue. We had recorded deferred digital cinema revenue related to our obligation to upgrade our equipment to be compliant with the Digital Cinema Initiatives (“DCI”) specifications. During the second quarter of fiscal 2009, we achieved compliance with these specifications by making certain software upgrades available and therefore we recognized $22.4 million in product sales revenue and $1.2 million in services revenue. The amounts recognized in services revenue primarily consist of virtual print fees from our agreement with Walt Disney Studios which also were deferred due to the DCI specification upgrade obligation.

Digital cinema server sales are multiple-element arrangements that include the sale of products and product support. As vendor specific objective evidence (“VSOE”) of fair value does not exist for the product support included within digital cinema server arrangements, digital cinema sales are deferred and revenue is recognized for the entire arrangement ratably over the support period. The amounts recognized as product revenue in the second quarter of fiscal 2009 consist of product and product support revenue, pro-rated over the lapsed support period.

Accumulated Other Comprehensive Income (Loss)

Accumulated foreign currency translation gains, net of tax were $9.4 million at September 26, 2008, compared to an accumulated foreign currency translation loss, net of tax of $13.7 million at March 27, 2009. Accumulated unrealized losses on investments, net, were $4.7 million at September 26, 2008, compared to accumulated unrealized gains on investments of $1.7 million, net, at March 27, 2009.

3.	Fair Value Measurements

Effective September 27, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard describes three levels of inputs that may be used to measure fair value:

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

Financial assets carried at fair value as of March 27, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
Auction rate certificates	$—	$—	$59,478	$59,478
Corporate bonds	—	19,474	—	19,474
Investments held in supplemental retirement plan	3,370	—	—	3,370
Money market funds	219,694	—	—	219,694
Municipal debt securities	—	247,718	—	247,718
Put Rights	—	—	9,220	9,220
U.S. government agency securities	—	27,459	—	27,459
Variable rate demand notes	—	83,339	—	83,339

Total	$223,064	$377,990	$68,698	$669,752

Financial liabilities carried at fair value as of March 27, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate derivative	$—	$309	$—	$309

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

Auction rate certificates and Put Rights
(in thousands)
Balances at September 26, 2008	$66,146
Unrealized loss from auction rate certificates included in earnings	(4,722)
Redemptions at par	(2,100)
Realized gain on redemptions of auction rate certificates included in earnings	154
Unrealized gain from Put Rights included in earnings	9,220

Balances at March 27, 2009	$68,698

The unrealized loss from auction rate certificates, the realized gain on redemptions and the unrealized gain from Put Rights are included in the other expenses, net line item in our condensed consolidated statement of operations for the quarter and the year-to-date period ended March 27, 2009. During our second quarter of fiscal 2009, we recorded an unrealized loss of $2.6 million related to our auction rate certificates and an unrealized gain of $2.6 million related to our Put Rights.

The fair values of our Level 1 financial assets are based on quoted market prices of the identical underlying securities and include money market funds and trading securities held in our supplemental retirement plan with quoted prices in active markets. The fair values of our Level 2 financial assets and liabilities are obtained from professional pricing sources for these or comparable instruments, rather than direct observations of quoted prices in active markets and include U.S. government agency securities, municipal debt securities, variable rate demand notes, corporate bonds and interest rate derivative. Fair values of auction rate certificates and Put Rights are classified as Level 3 because quoted prices are unobservable or no market data is available.

4.	Stock-Based Compensation

We have adopted stock compensation plans which provide for grants of stock-based awards as a form of compensation to employees, officers, directors and certain non-employee consultants. We have issued stock-based awards in the form of stock options, restricted stock units, stock appreciation rights and shares issued under our employee stock purchase plan. Stock-based compensation expense was $6.1 million and $4.8 million for the second quarter of fiscal 2008 and 2009, respectively. Stock-based compensation expense was $11.6 million and $9.4 million for the year-to-date periods ended March 28, 2008 and March 27, 2009, respectively.

Our stock-based compensation expense for the second quarter of fiscal 2008 was $6.4 million related to stock options and restricted stock units, offset by a credit of $0.3 million related to stock appreciation rights. Our stock-based compensation expense for the second quarter of fiscal 2009 was predominantly comprised of $3.6 million and $1.0 million for stock options and restricted stock units, respectively.

In the second quarter of fiscal 2009, we made company-wide grants to employees. During the year-to-date period ended March 27, 2009, we granted 1,214,855 stock options at a weighted average exercise price of $31.84 per share. We also granted 377,360 restricted stock units at a weighted average grant price of $31.54 per share.

5.	Restructuring

Over recent quarters, we undertook steps to restructure the organization to streamline our worldwide operations and align resources based on function and targeted markets. Consistent with this strategy, we undertook the following restructuring activities.

In the second quarter of fiscal 2009, we decided to consolidate our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility. As of April 30, 2009, we have fully transitioned the manufacturing operations to our Brisbane facility. Since we have not ceased using our Wootton Bassett facilities, no facility related restructuring costs have been recognized in the second quarter of fiscal 2009. We are exploring alternatives pertaining to our facilities in Wootton Bassett and depending upon the outcome of the alternatives, we may recognize facility related restructuring costs in the future. Additionally, due to this restructuring, our work force will ultimately be reduced by approximately 60 employees who will be involuntarily terminated. In the second quarter of fiscal 2009, we recorded $1.8 million of charges related to the consolidation of our manufacturing operations. These restructuring costs will be paid throughout the remainder of fiscal 2009 and fiscal 2010.

Prior to the first quarter of fiscal 2009, our Cinea reporting unit was operated as a stand alone business with its own dedicated resources and facilities. In the first quarter of fiscal 2009, we ceased using two of Cinea’s leased facilities in Virginia, terminated 20 employees and integrated Cinea into our Dolby Entertainment Technology reporting unit. This activity resulted in severance and other charges attributable to the termination of employees and facilities charges relating to non-cancelable lease costs, net of expected sublease income. In regard to this restructuring activity, we recorded charges of $0.3 million in the selling, general and administrative and $0.5 million in the research and development line items within our condensed consolidated statements of operations in the first quarter of fiscal 2009. These amounts have been reclassified to the restructuring charges, net line item within our condensed consolidated statements of operations for the fiscal year-to-date period ended March 27, 2009. In the second quarter of fiscal 2009, we recorded an additional charge of $0.1 million related to Cinea’s integration.

Changes in restructuring accruals included in accrued liabilities in our condensed consolidated balance sheet for the above restructuring activities for our second quarter ended March 27, 2009 were as follows:

	Severance	Facilities and contract termination costs	Fixed assets write-off	Other associated costs	Total
	(in thousands)
Balance at December 26, 2008	$67	$264	$—	$2	$333
Restructuring charges	1,532	—	137	196	1,865
Cash payments	(26)	(114)	—	(41)	(181)
Non-cash charges	—	—	(137)	—	(137)

Balance at March 27, 2009	$1,573	$150	$—	$157	$1,880

6.	Legal Proceedings

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million in the condensed consolidated balance sheet using a discount rate of 5.125%, which approximated our incremental cost of borrowing rate. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying condensed consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of March 27, 2009, we had $9.0 million remaining to be paid under this settlement.

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

Licensing, products and services revenue is based on the location of the corporate headquarters of the licensee, the location where products are shipped or where services are performed. Revenue by geographic regions were as follows:

	Revenue by Geographic Region
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 28, 2008	March 27, 2009	March 28, 2008	March 27, 2009
	(in thousands)
United States	$59,005	$78,821	$105,201	$133,724
International	113,552	125,303	217,583	250,658

Total revenue	$172,557	$204,124	$322,784	$384,382

The concentration of our revenue from individual countries or geographic regions was as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 28, 2008	March 27, 2009	March 28, 2008	March 27, 2009
	(in thousands)
United States	34%	39%	33%	35%
Japan	21%	18%	21%	19%
Europe	18%	19%	18%	17%
Taiwan	12%	11%	11%	11%
China	6%	5%	8%	7%
Other	9%	8%	9%	11%

In the second quarter of fiscal 2008, revenue from one customer represented $24.7 million, or 14%, of the total revenue for the quarter. In the second quarter of fiscal 2009, revenue from one customer represented $24.6 million, or 12%, of the total revenue for the quarter. Revenue from one customer accounted for $41.2 million, or 13% of total revenue for the fiscal year-to-date period ended March 28, 2008. Revenue from one customer accounted for $43.4 million, or 11%, of total revenue for the fiscal year-to-date period ended March 27, 2009.

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Long-Lived Tangible Assets by Geographic Region
	September 26, 2008	March 27, 2009
	(in thousands)
United States	$63,402	$68,177
International	24,513	18,718

Total long-lived tangible assets, net of accumulated depreciation	$87,915	$86,895

Long-lived tangible assets, which consist of property, plant and equipment, net of accumulated depreciation, held in the United Kingdom were $19.2 million and $14.3 million at September 26, 2008 and March 27, 2009, respectively.

8.	Recently Issued Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R). SFAS 141R requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled. SFAS No. 141R also requires acquisition-related costs and restructuring costs to be expensed as incurred rather than treated as part of the purchase price. The adoption of SFAS No. 141R will change our accounting treatment for business combinations on a prospective basis beginning September 26, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests, which will be characterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for us on a prospective basis beginning in the first quarter of fiscal 2010. We do not expect SFAS 160 to have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued Emerging Issues Task Force Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 applies to participants in collaborative arrangements that are conducted with the creation of a separate legal entity for the arrangement. EITF 07-1 requires disclosure of payments to or from collaborators based on the nature of the arrangement (including its contractual terms), the nature of the business and whether the payments are within the scope of other accounting literature. EITF 07-1 requires an entity to report the effects of adopting EITF 07-1 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements in place at the effective date unless it is impracticable. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. We do not expect EITF 07-1 to have a material impact on our condensed consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair values in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years beginning after November 15, 2008. We do not expect the adoption of FSP 157-2 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS No. 161 provides new disclosure requirements for an entity’s derivative and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material impact on our condensed consolidated financial statements.

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

We deliver innovative technologies, products and services throughout the entertainment industry, including content creation, content distribution and content playback. We work with consumer electronics manufacturers and media software vendors to help develop and incorporate innovations that are designed to improve the entertainment experience at home and on-the-go. Similarly, we focus on developing and delivering new innovations for the professional community. This community includes filmmakers and exhibitors, television producers, music producers and video game designers, who use Dolby technologies to generate a more realistic and immersive entertainment experience. We believe that our involvement across the entertainment industry has resulted in a globally recognized brand and helps position us to meet our long-term objective of being an essential element in the best entertainment technologies.

We are a global organization. We generate revenue by licensing our technologies to manufacturers of consumer electronics products and media software vendors, and selling our professional products and related services to entertainment content creators, producers and distributors. We have licensed our technologies to manufacturers in approximately 35 countries and our licensees distribute products incorporating our technologies throughout the world. We sell our products and services in over 50 countries. In fiscal 2007, 2008 and the fiscal year-to-date period ended March 27, 2009, revenue from outside the United States was 70%, 66% and 65% of our total revenue, respectively. Licensing, products and services revenue from outside the United States is based on the location of the corporate headquarters of the licensee, the location where products are shipped or where services are performed.

Opportunities, Challenges and Risks

Recent deteriorating macroeconomic conditions are creating uncertainty regarding consumer demand in the markets into which we license and sell products and the timing and availability of funding for system integrators to finance digital cinema rollouts in which we could participate. The extent to which these conditions will persist and the overall impact they will have on consumer spending is not clear. Our business is exposed to adverse changes in general economic conditions because products that incorporate our technologies are entertainment-oriented and generally discretionary goods, such as DVD players, personal computers, digital televisions, mobile devices, set top boxes, home-theaters-in-a-box, camcorders, portable media devices, gaming systems, audio/video receivers and in-car DVD players. We believe that to some extent our revenues have been affected by recent macroeconomic conditions. However, we do not believe that the full effects of recent macroeconomic conditions are reflected in our fiscal year-to-date period ended March 27, 2009 licensing results as the majority of our licensing revenue is recognized one quarter after our licensees ship products to their customers. As a result, we expect that our licensing revenue for the remainder of fiscal 2009 will reflect customer shipments primarily taking place after December, 2008, which is when retail sales further declined following the weak holiday season. We expect that the slowdown in consumer spending could result in a lower percentage of PCs sold with our technologies, a continued decline in sales of standard definition DVD players and a potential decline in sales of game consoles, each of which would contribute to a decline in annual revenue growth.

Licensing revenue constitutes the majority of our total revenue, representing 80%, 84% and 82% of total revenue in fiscal 2007, 2008 and the fiscal year-to-date period ended March 27, 2009, respectively. We categorize our licensing revenue into the following markets:

•	Personal computer (PC) market – primarily comprised of software DVD players, Microsoft Windows Vista Home Premium and Ultimate Editions as well as the PC Entertainment Experience.

•	Consumer electronics (CE) market – primarily comprised of DVD players, DVD recorders, camcorders, audio/video receivers, home-theaters-in-a-box and Blu-ray Disc players.

•	Broadcast market – primarily comprised of televisions and set top boxes.

•	Gaming market – primarily comprised of video game consoles.

•	Mobile market – primarily comprised of mobile devices.

•	Automotive market – primarily comprised of in-car DVD players.

•	Licensing services – revenue from the administration of joint licensing programs.

Our personal computer market, which represented just over 30% of our licensing revenue in fiscal 2006, approximately 35% in fiscal 2007 and just over 40% in fiscal 2008, has been primarily driven by the inclusion of our technologies in media applications that are often included in PC shipments. These applications include DVD playback and/or DVD authoring software made by third party software vendors, as well as operating systems which contain similar media applications. Our PC market also includes revenue from our “PC Entertainment Experience” program.

Today, Microsoft includes Dolby technologies in two SKUs of its Vista operating system, Vista Home Premium and Vista Ultimate, which are primarily aimed at the consumer market. In addition, Microsoft recently announced that it will include Dolby technologies in four of the six SKUs of its new operating system, Windows 7. In Windows 7, Dolby technologies will again be included in the Home Premium and Ultimate SKUs, but in addition, will also be included in the Professional and Enterprise SKUs, which are aimed at the business market. This increases the potential for Dolby to receive royalties on a greater percentage of personal computers. However, there are also uncertainties associated with this opportunity. Microsoft has not yet announced when Windows 7 will be available for commercial sale and consumers may delay purchasing personal computers until Windows 7 is available. In addition, business customers may take several years to upgrade to Windows 7 given the longer adoption cycles associated with enterprise customers and the effects the current economy may have on information technology budgets. Finally, we currently receive royalties from a certain percentage of business PCs that include third party DVD playback software, and it is unclear whether enterprise customers will substitute such software out, when they upgrade to versions of Windows 7 containing similar functionality.

In the future, PC manufacturers may elect to exclude additional DVD software applications on personal computers that include Windows 7. In addition, a growing number of low cost PCs, particularly netbooks, are being sold which do not have Microsoft Vista Home Premium or Ultimate Edition operating systems and do not always have DVD playback functionality or Dolby technologies. It is uncertain whether Windows 7 operating systems with Dolby technologies will be adopted in netbooks in the future. We expect an increasing number of consumers will elect to purchase these netbooks which could cause our PC revenue growth rate to decline.

Our consumer electronics market, which is driven primarily by revenue attributable to sales of DVD players, represented approximately 45% of licensing revenue in fiscal 2006, just under 40% in fiscal 2007 and just over 25% in fiscal 2008. The decrease in the consumer electronics market as a percentage of total licensing revenue has been due primarily to faster revenue growth in our other markets, mainly the PC and broadcast markets, as well as decreased sales of standard definition DVD players. We expect Blu-ray Disc players for high definition content to be a potential growth opportunity in the consumer electronics market. Dolby Digital has been selected as a mandatory audio standard, Dolby Digital Plus has been selected as a mandatory audio standard for secondary track playback and Dolby TrueHD has been selected as an optional audio standard in the Blu-ray Disc format. However, future revenue from Blu-ray Disc players may not offset future declines in revenue from standard definition DVD players.

Our broadcast market, which is primarily driven by demand for Dolby Digital in set top boxes and televisions, represented just over 10% of our licensing revenue in fiscal 2006, just over 15% in fiscal 2007 and just under 20% in fiscal 2008. Our broadcast market has benefited from increased global shipments of set top boxes, including the contribution of revenue from digital converter boxes, and digital televisions in Europe and North America that contain Dolby Digital. We also view broadcast services operating under particular bandwidth constraints, such as terrestrial broadcast or IPTV services, as an area of opportunity for us to offer Dolby Digital Plus and HE-AAC, which are able to deliver multi channel surround sound at reduced bit rates. We expect revenue from our broadcast market to increase as a percentage of licensing revenue in fiscal 2009. Notwithstanding our success in the broadcast market to date, we may not be able to capitalize on these opportunities and actual results may differ from our expectations.

Revenue generated from the gaming and automotive markets has primarily been driven by sales of video game consoles, portable gaming devices and in-car entertainment systems with Dolby Digital, ATRAC or Dolby TrueHD technologies. Revenue generated by our licensing services market has primarily been driven by demand for MPEG 4 audio and MPEG 2 audio technologies used in portable media devices. Revenue from our mobile market is primarily driven by demand for our HE-AAC technology incorporated into mobile devices. We view the mobile market as an area of opportunity to increase revenue from mobile devices, however actual results may differ from our expectations.

We have also introduced new technologies for the broadcast, consumer electronics and mobile markets, including Dolby Volume, dynamic range image technologies and Dolby Mobile. Dolby Volume is a sound leveling technology that performs measurement and analysis of signals according to a model based on the characteristics of human hearing, in order to provide consistency of volume and quality across various programs. Our dynamic range imaging technologies include Dolby Contrast and Dolby Vision. Dolby Contrast provides enhanced contrast, while Dolby Vision combines enhanced contrast with extended brightness and dynamic range for LCD televisions with LED backlit technology. Dolby Mobile is a suite of post-processing technologies optimized for mobile devices and designed to enhance the audio quality of media delivered on the device. We do not anticipate generating significant revenue from these technologies in fiscal 2009.

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

Product sales consist of revenue from sales of equipment to cinema operators and broadcasters representing 14%, 11% and 14% of total revenue in fiscal 2007, 2008 and the fiscal year-to-date period ended March 27, 2009, respectively.

Our cinema products represented approximately 75% of product sales in fiscal 2006, 71% of product sales in fiscal 2007 and 68% of product sales in fiscal 2008. Our traditional cinema products are primarily used to read and decode a film’s soundtrack, calibrate cinema sound systems and to adapt analog cinema audio systems to digital audio formats. Our digital cinema servers load, store, decrypt and decode encrypted digital film files for presentation on a digital projector, and our digital 3D products provide 3D image capabilities. Sales of our cinema products and services tend to fluctuate based on the underlying trends in the motion picture industry. There is a current trend in the cinema industry towards the adoption of digital cinema. Digital cinema offers the motion picture industry a possible means to achieve substantial cost savings in printing and distributing movies, to combat piracy, and to enable movies to be played repeatedly without degradation in image and audio quality. In fiscal 2005, we introduced our Dolby Digital Cinema server, which allows for the storage and playback of digital content and in fiscal 2007 we introduced Dolby 3D Digital Cinema technology, which delivers a 3D experience when combined with an exhibitor’s existing digital cinema server. We expect that exhibitors constructing new theatres or upgrading existing theatres will generally choose digital cinema over traditional film cinema. Digital cinema is based on open standards, which unlike traditional cinema, does not include our proprietary audio formats. As the market for digital cinema grows, we continue to face more competitive pricing pressure than we have historically experienced for traditional cinema products, which adversely impacts our product sales gross margins and potentially our digital cinema market share. If our digital cinema servers are not widely deployed, our future prospects in digital cinema will be limited and our business could be materially and adversely affected. In addition to our current digital cinema offerings, we continue to research and develop new technologies for the digital cinema market. Generally, as the film industry has adopted digital cinema, the demand for our traditional cinema products and services has declined, and we anticipate that the demand for film based products will continue to decline in future periods.

Our broadcast products, which represented approximately 21% of product sales in fiscal 2006, 23% of product sales in fiscal 2007 and 24% of product sales in fiscal 2008, are used to encode, transmit and decode multiple channels of high quality audio for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming. In recent years, growth in consumer demand for high quality television content has increased the demand from broadcasters to deliver more content in Dolby Digital 5.1 surround sound which has contributed to sales of our professional broadcast products.

Our services revenue, which represented 6%, 5% and 4% of total revenue in fiscal 2007, 2008 and the fiscal year-to-date period ended March 27, 2009, respectively, is primarily tied to the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work stoppages within the motion picture industry as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

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

Revenue Recognition

We evaluate revenue recognition for transactions to license technologies, trademarks and know how, and to sell products and services using the criteria set forth by the SEC in Staff Accounting Bulletin 104, Revenue Recognition (SAB 104). For revenue transactions that involve software or software related products, such as fees we earn from integrated software vendors, certain product sales with software elements and certain other transactions, we recognize revenue under the guidance established by Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). Both SAB 104 and SOP 97-2 state that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is probable. Judgment is required to assess whether collectibility is probable. We determine collectibility based on an evaluation of our customer’s recent payment history, the existence of a standby letter of credit between the customer’s financial institution and our financial institution and other factors.

The application of SOP 97-2 requires judgment, including whether the software element included with a hardware product is more-than-incidental to the hardware, whether a software arrangement includes multiple elements, and if so, whether vendor specific objective evidence, or VSOE of fair value exists for those elements. For some of our arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial product. These elements may include support and maintenance and/or the right to receive product upgrades. The fair value of these elements is recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the product. If we do not have VSOE of fair value for any undelivered element included in a multiple element arrangement containing software, we defer revenue until all elements are delivered and/or services have been performed, or until we have VSOE of fair value for all remaining undelivered elements. If the undelivered element is support and we do not have fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). We evaluate and test our goodwill for impairment in accordance with the provisions of SFAS 142 at a reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The goodwill impairment test is a two-step process. In the first step, the carrying value of the net assets of a reporting unit, including goodwill, is compared to the fair value of the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value, a second step is performed to compute the amount of the impairment. We test goodwill for impairment annually during our third fiscal quarter and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

During our last annual goodwill impairment test performed in the third quarter of fiscal 2008, we had three reporting units – Via, Cinea and Dolby Entertainment Technology. Our Via reporting unit pertains to the operations of a wholly owned subsidiary that administers joint licensing programs for Dolby and other patent holders and has no goodwill. Our Cinea reporting unit pertains to the operations of a content-protection and anti-piracy technology company that we acquired in our fourth quarter of fiscal 2003. We assigned the goodwill recognized on the acquisition to the Cinea reporting unit. Cinea was operated as a stand alone business with its own dedicated resources and facilities. Over recent quarters, we undertook steps to restructure the organization to streamline our worldwide operations and align resources based on function and targeted markets. In line with this strategy, we ceased using Cinea’s facilities, terminated certain employees and integrated Cinea with our Dolby Entertainment Technology reporting unit in our first quarter of fiscal 2009. Accordingly, the goodwill that was assigned to the Cinea reporting unit was reassigned to the Dolby Entertainment Technology reporting unit. As a result, we now have two reporting units – Via with no goodwill and Dolby Entertainment Technology with goodwill.

We use the income approach to determine the fair value of our reporting units based on the estimated future cash flows for the reporting units. The cash flow model is based on our best estimate of future revenues and operating costs. Future revenues are estimated over the period we expect to earn such cash flows, at growth rates consistent with our internal forecasts. The revenue and cost estimates are based on several sources including our historical information, third party industry data and review of our internal operations. The cash flow forecasts are adjusted by a discount rate of approximately 13% based on our weighted average cost of capital (WACC) derived through a capital asset pricing model. The primary components of this model include our considerations of the relative weighting of our total asset structure between our equity and debt, the risk-free rate of return given by the rate of return on U.S. Treasury bonds, an average market risk premium based on a range of historical returns and forward looking estimates, and our beta. Our model utilizes an effective tax rate ranging from the mid to high thirties. Historically, our model has indicated a fair value significantly in excess of the carrying value of the net assets of our Dolby Entertainment Technology reporting unit.

Once we determine the fair values of our reporting units under the income approach, we then compare the aggregated values to our market capitalization to test the reasonableness of our valuation under the income approach. Our market capitalization at the end of our third quarter of fiscal 2008, the period of our annual impairment test, was approximately equal to the aggregate fair value of our reporting units determined under the income approach. Both values approximated $4.7 billion, representing an excess of approximately 350% over the aggregate carrying value of our reporting units.

Our market capitalization has declined since our annual impairment test performed in our third quarter of fiscal 2008. We are required to evaluate goodwill for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. In light of declines in our market capitalization, we reviewed our market capitalization compared to the aggregate carrying value of the net assets of our Dolby Entertainment Technology and Via reporting units during the interim quarters prior to our annual impairment test, which will be performed in the third quarter of fiscal 2009. Due to the low fair value of our Via reporting unit, we have assumed that the reduction in our market capitalization is primarily attributed to a reduction in the fair value of our Dolby Entertainment Technology reporting unit. Accordingly, we have compared our market capitalization to the aggregate carrying value of our two reporting units in our first quarter of fiscal 2009 and noted that our market capitalization continued to significantly exceed the carrying value of our reporting units. Therefore, in conjunction with our review of our most recent internal cash flow projections, we believe that the decline in market capitalization does not represent a triggering event that would require an interim impairment test.

We regularly assess our assumptions and methodologies utilized in our fair value calculations for reasonableness. We have not changed our methodologies since our previous annual impairment test. However, as part of the assessment of our assumptions, we reduced our near-term outlook and we revised our revenue forecast in our first and second quarters of fiscal 2009. This near-term revision did not reduce our revenue forecasts to a level that would represent a triggering event requiring an interim impairment test. We will consider the current state of the debt and equity markets in determining the market risk premiums included within our WACC during our fiscal 2009 impairment test.

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

Investments

As of March 27, 2009, we had investments in United States government agency securities, variable rate demand notes, auction rate certificates, corporate bonds and municipal debt securities. We account for these instruments under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments that have original maturities between 91 days and one year from the date of purchase are classified as short-term investments and investments that have maturities of more than one year from the date of purchase are classified as long-term investments. All of our investments, except for an equity investment, investments held in our supplemental retirement plan for certain executives and auction rate certificates are classified as available-for-sale securities. Our investments, with the exception of the equity investment, are recorded at fair value in the condensed consolidated balance sheet. Unrealized gains or losses on our available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) while realized gains or losses are reported as a component of net income.

Our equity investment represents an equity security that we have accounted for under the cost method and classified as long-term investments based on our ability and intent to hold for more than one year. Investments held in our supplemental retirement plan for certain executives and auction rate certificates are classified as long-term trading securities. Unrealized gains or losses on trading securities are reported as a component of net income.

Our investments in auction rate securities have been illiquid since February 2008 due to failed auctions. The observable market information to determine the fair value of our auction rate certificates continues to be insufficient and therefore we continue to estimate the fair value by incorporating assumptions that market participants would use in their estimates of fair value. These assumptions included the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, the likelihood of a successful auction in a future period and the final stated maturities.

Results of Operations

Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	March 28, 2008	March 27, 2009	$	%	March 28, 2008	March 27, 2009	$	%
	($ in thousands)
Revenue:
Licensing	$149,619	$159,879	$10,260	7%	$272,049	$313,935	$41,886	15%
Percentage of total revenue	87%	78%			84%	82%
Product sales	15,628	36,008	20,380	130%	35,638	53,954	18,316	51%
Percentage of total revenue	9%	18%			11%	14%
Services	7,310	8,237	927	13%	15,097	16,493	1,396	9%
Percentage of total revenue	4%	4%			5%	4%

Total revenue	$172,557	$204,124	$31,567	18%	$322,784	$384,382	$61,598	19%

Licensing. The 7% increase in licensing revenue from the second quarter of fiscal 2008 to the second quarter of fiscal 2009 was primarily driven by increased revenue in our broadcast market, and to a lesser extent, our mobile and PC markets, partially offset by a decrease in revenue from our consumer electronics market. The increase in revenue from our broadcast market was primarily driven by shipments of set top boxes, including Digital Transport

Adapters (“DTA devices”) and National Telecommunications and Information Administration (“NTIA”) converter boxes, and an increase in the number of digital televisions in Europe that incorporate Dolby Digital compared to a year ago, all driven by the continued conversion from analog to digital. The decrease in revenue from our consumer electronics market is largely attributable to significantly lower sales of standard definition DVD players, home-theater-in-a-box systems and portable DVD players. By June 12, 2009, television stations in the U.S. are required to fully transition to digital broadcast. Accordingly, we expect that the revenue from NTIA converter boxes will significantly decline during the second half of fiscal 2009 and will not recur in fiscal 2010. We believe that to some extent we have been affected by recent deterioration in macroeconomic conditions. However, we do not believe that the full effects of these conditions are reflected in our second quarter of fiscal 2009 licensing results, as the majority of our licensing revenue is recognized one quarter after our licensees ship products to their customers. As a result, we expect that our licensing revenue for the remainder of fiscal 2009 will reflect customer shipments primarily taking place after December, 2008, which is when retail sales further declined following the weak holiday season. Consequently, we do not expect to sustain such levels of licensing growth and we expect that licensing revenue will decrease in the remainder of fiscal 2009 due to a slowdown in consumer spending, an expected lower percentage of PCs sold with our technologies due to increased growth in netbooks that do not have Microsoft Vista operating systems or software DVD players, and an expected continued decline in sales of DVD players.

The 15% increase in licensing revenue from the fiscal year-to-date period ended March 28, 2008 to the fiscal year-to-date period ended March 27, 2009 was primarily driven by increases in our broadcast market for the same reasons discussed above with respect to the second quarter of fiscal 2009. Increases in our PC, gaming and mobile markets also contributed to an increase in revenue from the fiscal year-to-date period ended March 28, 2008 to the fiscal year-to-date period ended March 27, 2009.

Product Sales. The 130% increase in product sales from the second quarter of fiscal 2008 to the second quarter of fiscal 2009 was primarily due to the recognition of $22.4 million of previously deferred product sales that were tied to sales of digital cinema servers. We had deferred this revenue due to our obligation to upgrade our equipment to be compliant with the DCI specifications. During the second quarter of fiscal 2009, we achieved compliance with these specifications by making certain software upgrades available. We continue to have ongoing product support obligations and, as a result, currently have approximately $18.0 million of deferred revenue related to digital cinema related equipment. We expect to recognize the majority of the $18.0 million of deferred revenue throughout the remainder of fiscal 2009 and fiscal 2010. Increases in product sales were partially offset by a decrease in sales of our traditional cinema and broadcast products.

The 51% increase in product sales from the fiscal year-to-date period ended March 28, 2008 to the fiscal year-to-date period ended March 27, 2009, was driven mainly by the recognition of deferred revenue related to sales of digital cinema related products partially offset by a decrease in sales of our traditional cinema.

Services. The 13% increase in services revenue from the second quarter of fiscal 2008 to the second quarter of fiscal 2009 and the 9% increase in services revenue from the fiscal year-to-date period ended March 28, 2008 to the fiscal year-to-date period ended March 27, 2009 was primarily attributable to the recognition of digital cinema virtual print fees from our agreement with Walt Disney Studios. These virtual print fees had previously been deferred due to us not meeting the DCI specifications, which were met in the second quarter of fiscal 2009.

Gross Margin

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 28, 2008	March 27, 2009	March 28, 2008	March 27, 2009
Gross margin:
Licensing gross margin percentage	96%	97%	97%	104%
Licensing gross margin percentage excluding gain from amended patent licensing	96%	97%	97%	97%
Product sales gross margin percentage	45%	33%	43%	38%
Services gross margin percentage	57%	62%	59%	62%

Total gross margin percentage	90%	84%	89%	93%

Licensing Gross Margin. We license to our customers intellectual property that may be internally developed, acquired by us or licensed from other parties. Our cost of licensing consists principally of royalty obligations to third parties for the licensing of intellectual property rights that we sublicense as part of our licensing arrangements with our customers. Our cost of licensing also includes amortization expenses associated with purchased intangible assets. Licensing gross margin from the second quarter of fiscal 2008 to the second quarter of fiscal 2009 was essentially flat. Licensing gross margin from the fiscal year-to-date period ended March 28, 2008 to the fiscal year-to-date period ended March 27, 2009 increased 7 points due to a gain from an amended patent licensing agreement. The gain from the amended patent licensing agreement was recorded within cost of revenue in our condensed consolidated statement of operations in the first quarter of fiscal 2009.

Product Sales Gross Margin. Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Product sales gross margin decreased by 12 points from the second quarter of fiscal 2008 to the second quarter of fiscal 2009 primarily due to the recognition of revenue and associated costs related to a number of digital cinema related equipment with significantly lower margins than our traditional cinema and broadcast products. Prior to the second quarter of fiscal 2009, we had not recognized revenue related to sales of our digital cinema related products as we had not yet achieved compliance with the DCI specifications. In the second quarter of fiscal 2009, we fulfilled our obligation and therefore began recognizing this revenue and related costs.

Product sales gross margin in the second quarter of fiscal 2009 of 33% was about 15 points lower than our product sales gross margin of 48% in the first quarter of fiscal 2009, primarily due to the recognition of $22.4 million of deferred digital cinema and 3D revenue. Product margins for products other than the deferred digital cinema related equipment were lower than our historical trends, largely due to certain period charges and higher proportionate sales of lower margin products.

The total amount of previously deferred products revenue which we recognized in the second quarter of fiscal 2009 was $22.4 million. The product margins related to the digital cinema related equipment revenue recognized in the second quarter of fiscal 2009 were particularly low due to a combination of factors that are common with new product launches, which includes higher initial per unit costs resulting from low manufacturing volumes. Additionally, field upgrade costs were incurred after the initial shipment of the products to the end users to ensure our products complied with our contractual obligations. At March 27, 2009, we had $18.0 million of deferred revenue related to this digital cinema related equipment, and a corresponding $11.9 million of associated costs. We expect to recognize the majority of the $18.0 million of deferred revenue and associated costs throughout the remainder of fiscal 2009 and fiscal 2010.

In the second quarter of fiscal 2009, we decided to consolidate our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility. As a result of the consolidation, we plan to focus our internal manufacturing capacity on lower volume products and engineering prototypes and we will work with contract manufacturers to support higher volume products as necessary. This hybrid model, which is based on using internal and contract manufacturing resources, is designed to provide us the capacity to scale production when needed. We anticipate that this will favorably impact our product sales gross margin in future periods due to lower manufacturing costs and increased flexibility as market demands change. However, actual results may differ from our expectations. As of April 30, 2009, we have fully transitioned the manufacturing operations to our Brisbane facility.

Services Gross Margin. Cost of services primarily consists of the payroll and benefits costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. Services gross margin increased in fiscal 2009 due to a higher percentage of revenue from digital cinema virtual print fees which has minimal associated costs.

Operating Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	March 28, 2008	March 27, 2009	$	%	March 28, 2008	March 27, 2009	$	%
	($ in thousands)
Operating expenses:
Selling, general and administrative	$55,310	$53,420	$(1,890)	(3)%	$106,296	$107,400	$1,104	1%
Percentage of total revenue	32%	26%			33%	28%
Research and development	15,725	16,244	519	3%	29,632	31,409	1,777	6%
Percentage of total revenue	9%	8%			9%	8%
Restructuring charges, net	—	1,866	1,866	n/a	—	2,734	2,734	n/a
Percentage of total revenue	n/a	n/a			n/a	n/a

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	March 28, 2008	March 27, 2009	$	%	March 28, 2008	March 27, 2009	$	%
Gain on settlements	(249)	(4,900)	(4,651)	n/a	(249)	(4,900)	(4,651)	n/a
Percentage of total revenue	n/a	n/a			n/a	n/a

Total operating expenses	$70,786	$66,630	$(4,156)	6%	$135,679	$136,643	$964	1%

Selling, General and Administrative. Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, professional service fees and facility costs for our sales, marketing and administrative functions. The 3% decrease in selling, general and administrative expense from the second quarter of fiscal 2008 to the second quarter of fiscal 2009 was primarily due to a decrease in personnel expenses relating to a decrease in bonus expense, which was higher in the second quarter of fiscal 2008 as a result of our exceeding targeted expectations and a decrease in stock-based compensation expense in the second quarter of fiscal 2009 as a result of increased forfeitures and fully vested incentive stock option grants not incurring further expense. These decreases were partially offset by annual pay increases that took effect in the second quarter of fiscal 2009.

The 1% increase in selling, general and administrative expenses from the fiscal year-to-date period ended March 28, 2008 to the fiscal year-to-date period ended March 27, 2009 was primarily due to an increase in professional consulting expenses, partially offset by a decrease in advertising and promotional costs.

Research and Development. Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The 3% increase in research and development expense from the second quarter of fiscal 2008 to the second quarter of fiscal 2009 was primarily driven by an increase in professional consulting expenses driven by an increase in research and development projects, partially offset by a decrease in bonus expense.

The increase in research and development expenses from the fiscal year-to-date period ended March 28, 2008 to the fiscal year-to-date period ended March 27, 2009 was due to the same factors discussed above with respect to the second quarter of fiscal 2009.

Restructuring Charges, net. Restructuring charges consist primarily of severance and other charges attributable to the termination of employees and to a lesser extent facility charges relating to non-cancelable lease costs, net of expected sublease income. Restructuring charges in the second quarter of fiscal 2009 are primarily due to the consolidation of our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility and to a lesser extent charges related to Cinea’s integration. In the second quarter of fiscal 2009, we recorded charges of $1.8 million related to the consolidation of our manufacturing operations and $0.1 million related to Cinea’s integration.

For the fiscal year-to-date period ended March 27, 2009, restructuring charges of $2.7 million included $1.8 million related to the consolidation of our manufacturing operations and the remaining $0.9 million related to severance and non-cancelable lease costs, net of expected sublease income, for two of Cinea’s leased facilities in Virginia.

Gain on Settlements. Gain on settlements includes payments received related to the resolution of disputes with implementation licensees from which we typically do not earn royalties.

Other Income, Net

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	March 28, 2008	March 27, 2009	$	%	March 28, 2008	March 27, 2009	$	%
	($ in thousands)
Interest income	$4,475	$2,620	$(1,855)	(41)%	$10,296	$6,752	$(3,544)	(34)%
Interest expense	(632)	(149)	483	76%	(995)	(412)	583	59%
Other expenses, net	(1,439)	236	1,675	n/a	(1,693)	(1,146)	547	n/a

Total other income, net	$2,404	$2,707	$303	13%	$7,608	$5,194	$(2,414)	(32)%

Other income, net, primarily consists of interest income earned on cash, cash equivalent and investments, offset by interest expense principally attributable to the outstanding balances on our facility debt obligations. Interest income declined 41% in the second quarter of fiscal 2009 from the second quarter of fiscal 2008, primarily driven by lower yields generated on our investment portfolio driven by lower interest rates, partially offset by an increase in cash, cash equivalents and investments balances. Additionally, gains or losses from foreign currency transactions are included in the balances for periods presented.

Income Taxes

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 28, 2008	March 27, 2009	March 28, 2008	March 27, 2009
	($ in thousands)
Income taxes:
Provision for income taxes	$29,792	$38,430	$54,399	$77,053
Effective tax rate	34.3%	35.5%	34.1%	34.2%

Our effective tax rate is based upon a projection of our annual fiscal year results. Our effective tax rate for the second quarter of fiscal 2008 was 34.3% compared to 35.5% for the second quarter of fiscal 2009. Our effective tax rate was 34.1% and 34.2% for the fiscal year-to-date periods ended March 28, 2008 and March 27, 2009, respectively. In the second quarter of fiscal 2009, a reduction in forecasted tax exempt interest income and Internal Revenue Code’s Section 199 manufacturer’s deduction resulted in a higher tax rate in comparison to the second quarter of fiscal 2008.

On February 19, 2009, the State of California enacted new legislation which will allow us to make an annual election to use a single sales factor based apportionment formula to allocate income beginning with our fiscal year ended 2012. We expect this change to impact our fiscal 2011 by reducing current deferred tax assets which are expected to reverse in periods in which the election is effective, likely resulting in an increase in our fiscal 2011 tax provision. Beginning in fiscal 2012 and thereafter, the likely impact of this change will also be a reduction to current California income tax expense. In addition, since certain of our existing long-term deferred tax assets are expected to reverse in fiscal 2012 and thereafter when the election is effective, we have recorded additional tax expense of $0.3 million in our second quarter of fiscal 2009 to reflect the estimated impact.

Liquidity, Capital Resources and Financial Condition

	September 26, 2008	March 27, 2009
	(in thousands)
Cash and cash equivalents	$394,761	$372,528
Short-term investments	119,667	193,543
Long-term investments	180,996	244,535
Accounts receivable, net	27,650	45,245
Accounts payable and accrued liabilities	156,925	119,636
Working capital(a)	491,196	577,555

Net cash provided by operating activities	264,474	130,067
Capital expenditures (b)	(13,610)	(3,552)
Net cash used in investing activities	(271,338)	(153,140)

Net cash provided by financing activities	34,896	5,545

(a)	Working capital consists of total current assets less total current liabilities.
(b)	Capital expenditures consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements, production and test equipment.

As of March 27, 2009, we had cash and cash equivalents of $372.5 million, compared to $394.8 million at September 26, 2008. In addition, at March 27, 2009, we had short-term and long-term investments of $438.1 million, compared to $300.7 million at September 26, 2008. Our principal sources of liquidity are our cash, cash equivalents and investments, as well as cash flows from our operations. We believe that our cash, cash equivalents and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Cash provided by operating activities was $130.1 million for the fiscal year-to-date period ended March 27, 2009, compared to $110.8 million for the fiscal year-to-date period ended March 28, 2008. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. Cash flows from operating activities for the fiscal year-to-date period ended March 27, 2009 were primarily driven by net income of $147.5 million. Adjustments for non-cash items included stock-based compensation expense of $9.2 million, deferred taxes of $17.0 million and depreciation and amortization expense of $14.6 million, offset by the gain from amended patent licensing agreement of $20.0 million. Changes in working capital were primarily driven by increases in current assets of $17.2 million and decreases in accounts payable and accrued liabilities of $15.6 million and deferred revenues of $7.0 million.

Cash used in investing activities for the fiscal year-to-date period ended March, 27, 2009 was primarily driven by purchases of available-for-sale securities of $141.3 million, net of sales, and cash paid for the purchase of intangible assets of $8.3 million. Capital expenditures were $3.6 million for the fiscal year-to-date period ended March 27, 2009.

Cash provided by financing activities was $5.5 million for the fiscal year-to-date period ended March 27, 2009, compared to $19.3 million for the fiscal year-to-date period ended March 28, 2008. Cash flows from financing activities were primarily driven by proceeds from the exercise of stock options and issuance of stock under our employee stock purchase plan.

As of March 27, 2009, we held auction rate certificates with a par value totaling $70.1 million. In the event we need access to the funds invested in these securities, we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process. On November 11, 2008, we accepted an offer from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS, to liquidate our auction rate certificates held in UBS accounts on February 13, 2008. The UBS offer entitles us to sell our auction rate certificates for a price equal to the liquidation preference of the auction rate certificates plus accrued but unpaid dividends or interest, if any, at any time during a two year period from June 30, 2010 through July 2, 2012. There is a risk that UBS will not perform its obligations in accordance with their offer. Furthermore, there is no assurance that we will be able to recoup our investments in the auction rate certificates.

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of March 27, 2009.

	Payments Due By Period
	Remainder of Fiscal 2009	Fiscal 2010 to 2011	Fiscal 2012 to 2013	After Fiscal 2013	Total
	(in thousands)
Long-term debt (1)	$763	$3,268	$3,224	$738	$7,993
Operating leases (2)	3,174	11,886	9,614	5,518	30,192
Payments on litigation settlement (3)	3,000	6,000	—	—	9,000

Total	$6,937	$21,154	$12,838	$6,256	$47,185

(1)	We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant.
(2)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of March 27, 2009.
(3)	In April 2002, we settled a dispute with an unrelated third party and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. Refer to Note 6 “Legal Proceedings” for further discussion.

Other Cash Obligations. Under the terms of the agreement to acquire all outstanding shares of our subsidiary, Cinea, in September 2003, we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction through 2022. As of March 27, 2009, no additional purchase consideration had been paid and no liability is reflected on our balance sheet.

Recently Issued Accounting Standards

See Note 8 of the Condensed Consolidated Financial Statements “Recently Issued Accounting Standards.”

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments.

As of March 27, 2009, we had cash and cash equivalents of $372.5 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $438.1 million, which consisted primarily of municipal debt securities, auction rate certificates, variable rate demand notes, corporate bonds and United States government agency securities with original maturities greater than 90 days. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of March 27, 2009, a hypothetical change in interest rates of 1% would have approximately a $4.1 million impact, and a change of 0.5% would have approximately a $2.0 million impact on the carrying value of our portfolio. Furthermore, a hypothetical change in interest rates of 1% would have approximately a $4.1 million impact, and a change of 0.5% would have approximately a $2.0 million impact on interest income over a one-year period.

As of March 27, 2009, we held auction rate certificates with a par value totaling $70.1 million. Auctions for these instruments have failed and there is no assurance that future auctions will succeed. In the event we need access to the funds invested in these securities, we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process. On November 11, 2008, we accepted an offer from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS, to liquidate our auction rate certificates held in UBS accounts on February 13, 2008. The UBS offer entitles us to sell our auction rate certificates for a price equal to the liquidation preference of the auction rate certificates plus accrued but unpaid dividends or interest, if any, at any time during a two year period from June 30, 2010 through July 2, 2012. There is a risk that UBS will not perform its obligations in accordance with their offer. Furthermore, there is no assurance that we will be able to recoup our investments in the auction rate certificates.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 27, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is particularly exposed to adverse changes in general economic conditions, because products that incorporate our technologies are entertainment-oriented and generally discretionary goods, such as DVD players, personal computers, digital televisions, mobile devices, set top boxes, home-theaters-in-a-box, camcorders, portable media devices, gaming systems, audio/video receivers and in-car DVD players. The current slowdown or decline in U.S. and foreign economic growth has adversely affected consumer confidence, disposable income and spending. These conditions may persist or worsen. The overall impact they will have on consumer spending is not clear. Sales by our licensees of consumer electronics and other products incorporating our technologies may not grow as rapidly as in prior periods or may even decrease, which would adversely affect our licensing revenue. We believe that to some extent our revenues have been affected by recent macroeconomic conditions. However, we do not believe that the full effects of recent macroeconomic conditions are reflected in our financial results to date as the majority of our licensing revenue is recognized one quarter after our licensees ship products to their customers. As a result, we expect that our licensing revenue for the remainder of fiscal 2009 will reflect customer shipments primarily taking place after December, 2008, which is when retail sales further declined following the weak holiday season. We do not expect to sustain historical levels of licensing growth, and we expect licensing revenue will decrease, in the remainder of fiscal 2009 due to a slowdown in consumer spending. A continued decline in sales of standard definition DVD players and a potential decline in sales of game consoles along with an expected lower percentage of PCs sold with our technologies, will contribute to an expected decline in revenue growth or even a decline in revenue. In addition, any slowdown in consumer spending will likely negatively impact the motion picture industry and cinema owners, which could result in decreased growth, or a decrease in product sales and services, which could adversely affect our revenue. Furthermore, deteriorating economic conditions result in a greater likelihood that more of our licensees and customers will become delinquent on their obligations to us or be unable to pay, which in turn, could result in a higher level of write-offs, all of which would adversely affect our earnings. Moreover, deteriorating economic conditions and other factors may result in increased underreporting and non-reporting of royalty bearing revenues by our licensees as well as increased unauthorized use of our technologies, which would adversely affect our earnings.

To the extent that sales of personal computers with Dolby technologies level off or decline, our licensing revenue will be adversely affected.

Historically, PC manufacturers have frequently included DVD playback functionality as part of the software applications included in their products. Two of six editions of Microsoft’s Windows Vista operating system, the Windows Vista Home Premium Edition and the Windows Vista Ultimate Edition, include Dolby technologies which help enable DVD playback functionality and DVD authoring capabilities. In addition, many major PC manufacturers continue to include additional DVD software applications which offer added DVD functionality not included in the Microsoft operating systems. Microsoft recently announced that it will include Dolby technologies in four of six editions of Microsoft’s new Windows 7 operating system, which will include DVD software applications. There are risks and uncertainties associated with this opportunity. Microsoft has not yet announced when Windows 7 will be available for commercial sale and consumers may delay purchasing personal computers until Windows 7 is available. It is uncertain whether major PC manufacturers will continue to include additional branded software applications with DVD playback capabilities and other features, such as Blu-ray Disc playback, which will not be provided in the Windows 7 operating system. In the future, PC manufacturers may elect to exclude additional DVD software applications on personal computers that include Windows 7. Additionally, it is uncertain at what pace consumer and business customers will migrate from their current operating systems to the Windows 7 operating system and what the adoption rate of the editions with Dolby technologies will be. In addition, a growing number of lower priced PCs, particularly netbooks, are being sold which do not have Microsoft Vista Home Premium or Ultimate Edition operating systems or contain optical disc drives and do not always have DVD playback functionality or Dolby technologies. It is uncertain whether Windows 7 operating systems with Dolby technologies will be adopted in netbooks in the future. Consumers may elect to purchase these lower priced PCs instead of computers with DVD playback functionality and Dolby technologies. Further, equipment manufacturers experiencing pricing pressure may elect to exclude optional DVD playback functionality from their products, thereby requiring an additional cost to add this capability, which would adversely affect demand for our technologies. Future shipments of PCs with Dolby technologies could also decline. If any of the foregoing occur, our licensing revenue will be adversely affected.

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

Sales of component DVD players have declined significantly and we expect them to decline further. To the extent that sales of component DVD players continue to decline or alternative technologies in which we do not participate replace DVDs or Blu-ray Disc as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Growth in our revenue over the past several years had been the result, in large part, of the rapid growth in sales of component DVD players and home theater systems incorporating our technologies. However, as the markets for DVD players have matured, sales of component DVD players have declined significantly and we expect future sales of component consumer DVD players to continue to decline. As sales of component DVD players decline our licensing revenue will be adversely affected. Additionally, future revenue from Blu-ray Disc player may not offset future declines in revenue from standard definition DVD players, which would adversely affect our licensing revenue. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs and Blu-ray Disc players as a dominant medium for consumer video entertainment, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with those new technologies, our business, operating results and prospects will be adversely affected.

We depend on the sale by our licensees of products that incorporate our technologies, and a reduction in those sales would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer electronics product manufacturers. Licensing revenue represented 80%, 84% and 82% of our total revenue in fiscal 2007, 2008 and the fiscal year-to-date period ended March 27, 2009, respectively. We do not manufacture consumer electronics products ourselves and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products and media software vendors to pay us a specified royalty for every electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our revenue will decline. Moreover, we have a widespread presence in markets for electronics products, such as the consumer electronics product market, which includes DVD players, audio/video receivers and other home theater consumer electronics products, and, as a result, there is little room for us to further penetrate such markets. Lower sales of products incorporating our technologies could occur for a number of reasons. Changes in consumer tastes or trends, changes in industry standards or adverse changes in business and economic conditions, may adversely affect our licensing revenue. Increasing market saturation, durability of products in the marketplace, competing products and alternate consumer entertainment options could adversely affect demand for new products incorporating our technologies.

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

Our quarterly operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees and of the satisfaction of our revenue recognition criteria. We recognize license revenue only after we receive royalty reports from our licensees regarding the shipment of their products that incorporate our technologies. As a result, the timing of our revenue depends upon the timing of our receipt of those reports. In addition, it is not uncommon for royalty reports to include positive or negative corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have recognized an unusually large amount of licensing revenue from a licensee in a given quarter because not all of our revenue recognition criteria were met in prior periods. This can result in a large amount of licensing revenue from a licensee being recorded in a given quarter that is not necessarily indicative of the amounts of licensing revenue to be received from that licensee in future quarters, thus causing fluctuations in our operating results. For example, in the first quarter of fiscal 2009 we recognized approximately $6.5 million in licensing revenue from a licensee related to royalties on shipments in prior periods. Moreover, there have been times in the past when we have not recognized large amounts of products and services revenue in a given quarter, or over several quarters, because not all of our revenue recognition criteria were met in prior periods. For example, in the second quarter of fiscal 2009 we recognized approximately $22.4 million in deferred products revenue and $1.2 million in services revenue relating to digital cinema related equipment sold in prior periods.

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

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2007, 2008 and the year-to-date period ended March 27, 2009, revenue from outside the United States was 70%, 66% and 65% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

As of March 27, 2009, we had approximately 1,600 individual issued patents and nearly 1,940 pending patent applications in nearly 45 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through April 2027. Of these, two patents are scheduled to expire in the remainder of calendar year 2009, 110 patents are scheduled to expire in calendar year 2010 and 34 patents are scheduled to expire in calendar year 2011. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2009 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2026. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

The impact of potential domestic patent reform legislation, USPTO reforms, imposed international patent rules and third party legal proceedings may impact our patent prosecution and licensing strategies.

Changes to certain U.S. patent laws and regulations may occur in the future, some or all of which may impact our patent costs, the scope of future patent coverage we secure, and damages we may be awarded in patent litigation, and may require us to re-evaluate and modify our patent prosecution, licensing and enforcement strategies. Specifically, on August 21, 2007, the United States Patent and Trademark Office issued final administrative rule changes affecting the U.S. patent application process, including among other things, the current practice regarding continuation applications. The rule changes were set to take effect on November 1, 2007; however, in the course of a lawsuit filed by GlaxoSmithKline on Tuesday, October 9, 2007, in the United Stated Federal District Court for the Eastern District of Virginia, one day before the rules changes were to take effect, the judge in that case ruled to preliminarily enjoin the USPTO from implementing these changes. The U.S. Congress is also considering modification of select patent laws relating to, among other things, how patent damages are calculated and the procedures for challenging issued patents and where patent lawsuits can be filed in the U.S. Specifically, The Patent Reform Act of 2007 (S.1145 and H.R.1908) is currently being considered for passage by the Congress. S.1145, as amended, was reported out of committee on July 19, 2007. H.R.1908, as amended, was reported out of committee on July 18, 2007, and was debated and passed by the House on September 7, 2007. Additionally, there have been recent U.S. Supreme Court and other court rulings relating to, among other things, the standard for determining whether an invention is obvious, which is a key issue when assessing patentability, the ability of a patent holder to obtain injunctive relief against infringers, and the ability of patent licensees to challenge the patents under which they are licensed. The ruling concerning injunctions may make it more difficult, under some circumstances, for us to obtain injunctive relief against a party that has been found to infringe one or more of our patents, and the ruling regarding patent challenges by licensees could potentially make it easier for our licensees to challenge our patents even though they have already agreed to take a license. In addition, the potential effect of rulings in legal proceedings between third parties may impact our licensing program. We continue to monitor and evaluate our prosecution and licensing strategies with regard to these proposals and changes.

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

Our products are highly complex, and production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time in a cost effective manner, which could harm our competitive position. We recently decided to consolidate our manufacturing operations into a single location and work with a contract manufacturer for higher volume production as necessary. If production of our products is interrupted as a result of this consolidation or otherwise, we may not be able to manufacture products on a timely basis, and customers may purchase products from our competitors. A shortage of manufacturing capacity for our products could adversely affect our operating results and damage our customer relationships. We generally cannot quickly adapt our manufacturing capacity to rapidly changing market conditions and a contract manufacturer may encounter difficulties as well. Likewise, we may be unable to respond to fluctuations in customer demand. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products. Any inability to respond to fluctuations in customer demand for our products may adversely affect our gross margins.

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

From time to time, one or a small number of our customers or licensees may represent a significant percentage of our products, services or licensing revenue. For example, revenue from our largest customer represented 11% of total revenue for the fiscal year-to-date period ended March 27, 2009. Although we have agreements with many of these customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, whether due to strategic redirections or adverse changes in their businesses or for other reasons, could have a significant adverse effect on our operating results.

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

Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. Licensing revenue represented 80%, 84% and 82% of our total revenue in the fiscal years 2007, 2008 and the fiscal year-to-date period ended March 27, 2009, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in particular countries or where the initiation of a claim might harm our business relationships. For example, we have many times experienced, and expect to continue to experience, problems with consumer electronics product manufacturers incorporating our technologies into their products without our authorization. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs, which could adversely affect our financial condition and results of operations. We generally seek patent protection for our innovations. However, it is possible that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect particular innovations that later turn out to be important. Moreover, we have limited or no patent protection in particular foreign jurisdictions. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies, and in India we have no issued patents. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may later be found to be invalid or unenforceable. Moreover, we seek to maintain select intellectual property as trade secrets. These trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from them.

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

Our long-term investments include auction rate certificates at fair value. Auctions for these instruments began failing during the second quarter of fiscal 2008 and continued to fail through the end of our second quarter of fiscal 2009, resulting in our inability to liquidate these securities. Moreover, a liquid secondary market has not developed for these instruments. On November 11, 2008, we accepted an offer from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS, to liquidate our auction rate certificates held in UBS accounts on February 13, 2008. The UBS offer entitles us to sell our auction rate certificates for a price equal to the liquidation preference of the auction rate certificates plus accrued but unpaid dividends or interest, if any, at any time during a two year period from June 30, 2010 through July 2, 2012. There is a risk that UBS will not perform its obligations in accordance with their offer. Furthermore, there is no assurance that we will be able to recoup our investments in the auction rate certificates.

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

We have a complex business organization that is international in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time consuming effort that needs to be re-evaluated frequently. On an ongoing basis, we document, review and, if appropriate, improve our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. For example, in the first quarter of fiscal 2009 we initiated the development phase of an upgrade to our existing enterprise resource planning system which is expected to be completed during fiscal 2009. Both we and our independent auditors periodically test our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

For the foreseeable future, Ray Dolby or his affiliates will be able to control the selection of all members of our board of directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.

At March 27, 2009, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 60,000,000 shares of our Class B common stock. As of March 27, 2009, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99% of our outstanding Class B common stock, which in the aggregate represented approximately 91% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendants will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Ray Dolby, his affiliates, his family members and descendants will maintain this control even if in the future they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. Absent a transfer of Class B common stock that would trigger an automatic conversion as described above, there is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates, his family members and descendants continue to hold shares of Class B common stock representing approximately 10% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As of March 27, 2009, we had a total of 113,003,832 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.

As of March 27, 2009, our directors and executive officers beneficially held 60,180,000 shares of Class B common stock, 16,124 shares of Class A common stock, vested options to purchase 484,784 shares of Class B common stock and vested options to purchase 355,583 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended March 27, 2009, we issued an aggregate of 185,202 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since March 28, 2009 through April 16, 2009, we issued an aggregate of 29,190 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of approximately $0.4 million in the fiscal quarter ended March 27, 2009, and less than one hundred thousand dollars in the period since March 28, 2009 through April 16, 2009 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of April 16, 2009 options to purchase an aggregate of 2,088,589 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Stockholders (the “Annual Meeting”) on February 10, 2009 at our executive offices located at 100 Potrero Avenue, San Francisco, CA 94103-4813. At the Annual Meeting, our stockholders:

1.	Elected six directors to serve until the 2010 Annual Meeting of Stockholders or until their successors are duly elected and qualified;

2.	Approved the amendment and restatement of our Bylaws to change the procedures relating to special meetings of stockholders and stockholder advance notice of director nominations and proposals; and

2.	Ratified the appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending September 25, 2009.

Each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to ten votes, on all matters submitted to a vote of stockholders, unless otherwise required by law. The Class A common stock and Class B common stock vote together as a single class. At the Annual Meeting, the holders of Class A common stock and Class B common stock voted as follows:

1.	Election of Directors

Directors	Votes For	Votes Withheld
Ray Dolby	651,143,936	578,683
Peter Gotcher	651,442,229	280,320
Ted Hall	651,444,762	277,857
Bill Jasper	651,489,494	233,125
Sanford Robertson	651,443,184	279,435
Roger Siboni	651,460,326	262,293

2.	Amendment and Restatement of our Bylaws to change the procedures relating to special meetings of stockholders and stockholder advance notice of director nominations and proposals;

Votes For:	646,779,218
Votes Against:	4,828,397
Abstentions:	115,004

3.	Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending September 25, 2009.

Votes For:	651,467,415
Votes Against:	219,749
Abstentions:	35,455

ITEM 6. EXHIBITS

Exhibit Number	Description
3.2	Amended and Restated Bylaws

10.1*	Amended and Restated 2009 Dolby Executive Annual Incentive Plan

10.2*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Kevin Yeaman

10.3*	Services Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Peter Gotcher

10.4*	Separation Agreement and Release dated March 3, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Timothy A. Partridge

10.5*	Separation Agreement and Release dated March 4, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Martin A. Jaffe

10.6*	Form of Stock Option Agreement—International under the 2005 Stock Plan

10.7*	Form of Restricted Stock Unit Agreement—U.K. under the 2005 Stock Plan

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Interim Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory arrangement
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2009

DOLBY LABORATORIES, INC.

By:	/s/ G. Michael Novelly
G. Michael Novelly
Interim Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.2	Amended and Restated Bylaws

10.1*	Amended and Restated 2009 Dolby Executive Annual Incentive Plan

10.2*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Kevin Yeaman

10.3*	Services Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Peter Gotcher

10.4*	Separation Agreement and Release dated March 3, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Timothy A. Partridge

10.5*	Separation Agreement and Release dated March 4, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Martin A. Jaffe

10.6*	Form of Stock Option Agreement—International under the 2005 Stock Plan

10.7*	Form of Restricted Stock Unit Agreement—U.K. under the 2005 Stock Plan

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Interim Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory arrangement
‡	Furnished herewith