Form 10-Q
period 2009-06-26
Dolby Laboratories, Inc.
filed 2009-07-30
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2009

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

        On July 16, 2009 the registrant had 53,074,942 shares of Class A common stock, par value $0.001 per share, and 60,487,219 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 26, 2008	June 26, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$394,761	$363,376
Short-term investments	119,667	211,279
Accounts receivable, net	27,650	49,817
Inventories	18,133	9,986
Deferred taxes	91,824	68,192
Prepaid expenses and other current assets	39,834	35,498

Total current assets	691,869	738,148
Property, plant and equipment, net	87,915	90,577
Intangible assets, net	83,060	81,694
Goodwill	250,356	250,582
Long-term investments	180,996	289,745
Deferred taxes	24,900	33,130
Other assets	17,050	24,873

Total assets	$1,336,146	$1,508,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,137	$8,184
Accrued liabilities	146,788	102,525
Income taxes payable	4,811	897
Current portion of long-term debt	1,593	1,615
Deferred revenue	37,344	35,110

Total current liabilities	200,673	148,331

Long-term debt	7,782	6,315
Deferred revenue	6,171	10,838
Deferred taxes	16,755	15,223
Other liabilities	33,414	29,205

Total liabilities	264,795	209,912

Controlling interest	22,098	22,170

Stockholders’ equity:
Class A common stock	52	53
Class B common stock	60	60
Additional paid-in capital	434,907	466,297
Retained earnings	609,495	808,176
Accumulated other comprehensive income	4,739	2,081

Total stockholders’ equity	1,049,253	1,276,667

Total liabilities and stockholders’ equity	$1,336,146	$1,508,749

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 27, 2008	June 26, 2009	June 27, 2008	June 26, 2009
		(unaudited)
Revenue:
Licensing	$127,558	$142,141	$399,607	$456,076
Product sales	18,060	21,790	53,698	75,744
Services	8,699	7,313	23,796	23,806

Total revenue	154,317	171,244	477,101	555,626

Cost of revenue:
Cost of licensing	3,361	3,362	12,179	11,223
Cost of product sales (1)	9,461	13,142	29,649	46,776
Cost of services (1)	3,194	3,246	9,400	9,546
Gain from amended patent licensing agreement	—	—	—	(20,041)

Total cost of revenue	16,016	19,750	51,228	47,504

Gross margin	138,301	151,494	425,873	508,122

Operating expenses:
Selling, general and administrative (1)	54,979	55,575	161,275	162,975
Research and development (1)	15,366	17,222	44,998	48,631
Restructuring charges, net	—	1,278	—	4,012
Gain on settlements	(250)	(1,000)	(499)	(5,900)

Total operating expenses	70,095	73,075	205,774	209,718

Operating income	68,206	78,419	220,099	298,404
Interest income	3,481	2,431	13,777	9,183
Interest expense	(329)	(187)	(1,324)	(599)
Other expenses, net	(491)	(1,644)	(2,184)	(2,790)

Income before provision for income taxes and controlling interest	70,867	79,019	230,368	304,198
Provision for income taxes	(24,117)	(27,502)	(78,516)	(104,555)

Income before controlling interest	46,750	51,517	151,852	199,643
Controlling interest in net income	(302)	(371)	(953)	(951)

Net income	$46,448	$51,146	$150,899	$198,692

Earnings per share (basic)	$0.42	$0.45	$1.36	$1.76
Earnings per share (diluted)	$0.40	$0.44	$1.32	$1.73

Weighted-average shares outstanding (basic)	111,844	113,261	111,209	112,907
Weighted-average shares outstanding (diluted)	114,875	115,528	114,672	115,153

Expense for rent to related party included in selling, general and administrative expenses	$340	$378	$1,021	$1,059
(1) Stock-based compensation included above was classified as follows:

Cost of product sales	$167	$93	$670	$471
Cost of services	48	29	126	85
Selling, general and administrative	4,262	5,165	13,157	12,233
Research and development	1,158	1,268	3,277	3,186

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year-to-Date Ended
	June 27, 2008	June 26, 2009
	(unaudited)
Operating activities:
Net income	$150,899	$198,692

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,292	21,501
Stock-based compensation expense	16,921	15,551
Accretion of discounts/amortization of premium on investments	982	3,942
Excess tax benefit from exercise of stock options	(18,517)	(3,548)
Provision for doubtful accounts	767	1,148
Deferred taxes	(20,485)	19,832
Gain on Put Rights	—	(9,452)
Unrealized losses on auction rate certificates	—	10,854
Gain from amended patent licensing agreement	—	(20,041)
Other non-cash items affecting net income	2,316	2,746
Changes in operating assets and liabilities:
Accounts receivable	(16,281)	(24,694)
Inventories	(8,874)	145
Prepaid expenses and other assets	(9,535)	3,163
Accounts payable and accrued liabilities	19,688	(24,244)
Income taxes, net	6,147	248
Deferred revenue	18,283	4,788
Other liabilities	4,410	(2,367)
Payment on litigation settlement	(3,000)	(3,000)

Net cash provided by operating activities	162,013	195,264

Investing activities:
Purchases of available-for-sale securities	(213,028)	(304,723)
Proceeds from sale of available-for-sale and trading securities	283,132	97,985
Purchases of property, plant and equipment	(7,666)	(9,236)
Purchase of intangible assets	—	(8,321)
Acquisitions, net of cash acquired	(253,176)	(16,621)
Other	40	—

Net cash used in investing activities	(190,698)	(240,916)

Financing activities:
Payments on debt	(1,146)	(1,121)
Proceeds from the exercise of stock options	10,916	9,410
Issuance of Class A common stock (ESPP)	1,133	3,465
Excess tax benefit from exercise of stock options	18,517	3,548

Net cash provided by financing activities	29,420	15,302

Effect of foreign exchange rate changes on cash and cash equivalents	705	(1,035)

Net increase/(decrease) in cash and cash equivalents	1,440	(31,385)
Cash and cash equivalents at beginning of period	368,467	394,761

Cash and cash equivalents at end of period	$369,907	$363,376

Supplemental disclosure:
Cash paid for income taxes	$89,137	$84,397
Cash paid for interest	843	782

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

Unaudited Interim Financial Statements

The accompanying interim condensed consolidated balance sheets as of September 26, 2008 and June 26, 2009, the condensed consolidated statements of operations for the fiscal quarters and fiscal year-to-date periods ended June 27, 2008 and June 26, 2009, and the condensed consolidated statements of cash flows for the fiscal year-to-date periods ended June 27, 2008 and June 26, 2009 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 26, 2008 and include all adjustments necessary for fair presentation. The results for the fiscal quarter and fiscal year-to-date period ended June 26, 2009 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 25, 2009.

The accompanying interim condensed consolidated financial statements are prepared in accordance with Securities and Exchange Commission rules and regulations, which allow certain information and footnote disclosures that are normally included in annual financial statements to be condensed or omitted. As a result, the accompanying interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 26, 2008 that are included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to current year presentation. We have evaluated the impact of subsequent events up to the filing date, July 30, 2009, of these interim condensed consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 27, 2008	June 26, 2009	June 27, 2008	June 26, 2009
	(in thousands, except per share amounts)
Numerator:
Net income	$46,448	$51,146	$150,899	$198,692

Denominator:
Weighted average shares outstanding (basic)	111,844	113,261	111,209	112,907
Potential common shares from options to purchase Class A and Class B common stock	3,031	2,267	3,463	2,246

Weighted average shares outstanding (diluted)	114,875	115,528	114,672	115,153

Basic earnings per share	$0.42	$0.45	$1.36	$1.76
Diluted earnings per share	$0.40	$0.44	$1.32	$1.73

A total of 1,837,222 and 3,121,320 options were excluded from the calculation of potential common shares in the third quarter of fiscal 2008 and 2009, respectively, because their inclusion would have been anti-dilutive. A total of 1,874,151 and 3,545,485 options were excluded from the calculation of potential common shares for the fiscal year-to-date periods ended June 27, 2008 and June 26, 2009, respectively, because their inclusion would have been anti-dilutive.

Cash and Cash Equivalents

We consider all short-term highly liquid investments that have original maturities of 90 days or less from the date of purchase, to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and municipal debt securities.

Investments

We account for our investments under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments that have original maturities between 91 days and one year from the date of purchase are classified as short-term investments and investments that have maturities of more than one year from the date of purchase are classified as long-term investments. All of our investments, except for an equity investment and auction rate certificates, are classified as available-for-sale securities. Our investments are recorded at fair value in the condensed consolidated balance sheet. Unrealized gains and losses on our available-for-sale securities, except for credit losses as defined in FASB Staff Position FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), are reported as a component of accumulated other comprehensive income while realized gains and losses as well as credit losses are reported as a component of net income. Auction rate certificates are classified as trading securities. Unrealized gains or losses on trading securities are reported as a component of net income.

Our investments in auction rate securities have been illiquid since February 2008 due to failed auctions. In November 2008, we elected to accept a rights offering providing us with certain put rights to sell our auction rate certificates at par value. See Note 2, “Composition of Certain Financial Statement Captions” for further discussion regarding our auction rate certificates and put rights.

We evaluate our investment portfolio for other-than-temporary impairments in accordance with FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1 and FAS 124-1) and FSP FAS 115-2 and FAS 124-2.

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

Goodwill and Intangible Assets

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). We evaluate and test our goodwill for impairment in accordance with the provisions of SFAS 142 at a reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The goodwill impairment test is a two-step process. In the first step, the carrying value of the net assets of a reporting unit, including goodwill, is compared to the fair value of the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value, a second step is performed to compute the amount of the impairment. We test goodwill for impairment annually during our third fiscal quarter and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During our annual goodwill impairment test performed in the third quarter of fiscal 2009, we had two reporting units – Via which had no assigned goodwill and Dolby Entertainment Technology with goodwill of $250.6 million.

We used the income approach to determine the fair value of our reporting units based on the estimated future cash flows for each reporting unit. The cash flow model was based on our best estimate of future revenues and operating costs. Future revenues were estimated over the period we expect to earn such cash flows, at growth rates consistent with our internal forecasts. The revenue and cost estimates were based on several sources including our historical information, third party industry data and reviews of our internal operations. The cash flow forecasts were adjusted by a discount rate of approximately 13% based on our weighted average cost of capital (WACC) derived through a capital asset pricing model. The primary components of this model included our considerations of the relative weighting of our total asset structure between our equity and debt, the risk-free rate of return given by the rate of return on U.S. Treasury bonds, an average market risk premium based on a range of historical returns and forward looking estimates and our beta. Our model utilized an effective tax rate of approximately 35%. Further, we evaluated the reasonableness of the fair value of our reporting units by comparing the aggregate fair value of our reporting units determined under the income approach to our market capitalization.

Our market capitalization at the end of our third quarter of fiscal 2009, the period of our annual impairment test, was approximately equal to the aggregate fair value of our reporting units determined under the income approach. Our market capitalization and the aggregate fair value of our reporting units each approximated $4.2 billion which exceeded the aggregate carrying value of our reporting units by approximately 220%. As of June 26, 2009, the fair values of our two reporting units exceeded their carrying values and therefore no impairment charge was required.

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), requires that long-lived assets, including intangible assets, with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships and contracts, and are amortized on a straight-line basis over their useful lives ranging from two to fifteen years. We did not record any material impairment charges on our intangible or long-lived assets for the fiscal year-to-date period ended June 26, 2009.

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The components of comprehensive income were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 27, 2008	June 26, 2009	June 27, 2008	June 26, 2009
		(in thousands)
Net income	$46,448	$51,146	$150,899	$198,692
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	1,223	14,081	17,360	(8,181)
Unrealized (losses) gains on available-for-sale securities, net of tax (see Note 2)	(768)	(39)	(2,901)	1,796
Reclassification of unrealized losses on auction rate certificates, net of tax (see Note 2)	—	—	—	3,727

Comprehensive income	$46,903	$65,188	$165,358	$196,034

Withholding and Sales Tax

Licensing revenue is recognized gross of withholding taxes that are remitted by our licensees directly to their local tax authorities. Withholding taxes were $4.5 million and $4.9 million in the third quarter of fiscal 2008 and 2009, respectively. Withholding taxes were $13.1 million and $17.0 million in the fiscal year-to-date periods ended June 27, 2008 and June 26, 2009, respectively. Sales tax is accounted for on a net basis and is excluded from revenues.

2. Composition of Certain Financial Statement Captions

Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments as of September 26, 2008 and June 26, 2009 consisted of the following:

	September 26, 2008	June 26, 2009
	(in thousands)
Cash and cash equivalents:
Cash	$121,676	$172,145
Cash equivalents:
Money market funds	270,034	188,731
Municipal debt securities	3,051	2,500

Total cash and cash equivalents	394,761	363,376

Short-term investments:
Municipal debt securities	56,663	100,737
U.S. government agency securities	2,514	5,094
U.S. government bonds	—	24,988
Variable rate demand notes	60,490	80,460

Total short-term investments	119,667	211,279

Long-term investments:
Auction rate certificates	66,146	58,796
Corporate bonds	—	22,571
Equity investment	610	44
Municipal debt securities	95,028	157,537
U.S. government agency securities	19,212	27,860
U.S. government bonds	—	22,937

Total long-term investments	180,996	289,745

Total cash, cash equivalents and investments	$695,424	$864,400

At June 26, 2009, we held tax-exempt auction rate certificates with a par value of $69.7 million. Auctions for these instruments have failed and there is no assurance that future auctions will succeed. As a result, we may not be able to liquidate our investment and fully recover the par value in the near term. We do not believe that the underlying issuers of our auction rate certificates are currently at risk of default. We continue to receive interest payments on the auction rate certificates in accordance with their terms. We believe we will ultimately be able to liquidate our auction rate certificates without significant loss primarily due to the collateral securing the auction rate certificates and our acceptance of the rights offering detailed below. Due to the changes and uncertainty in the auction rate certificates market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of June 26, 2009.

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

During the second and third quarter of fiscal 2009, the fair value of our auction rate certificates declined further by $2.6 million and $0.2 million, respectively. These declines were offset by gains of $2.6 million and $0.2 million, respectively, related to the Put Rights. The decline in the fair value of our auction rate certificates was primarily due to a decline in the variable yield of these securities. For the third quarter of fiscal 2009, we did not change our assessment of the credit risk associated with UBS and the related Put Rights. As a result, in the third quarter of fiscal 2009, the decline of $0.2 million in the fair value of auction rate certificates was offset by a commensurate gain in the fair value of the Put Rights.

Our investment portfolio which is recorded as cash equivalents, short-term investments and long-term investments as of September 26, 2008 and June 26, 2009 was as follows:

	September 26, 2008
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Auction rate certificates	$72,200	$—	$(6,054)	$66,146
Equity investment	610	—	—	610
Money market funds	270,034	—	—	270,034
Municipal debt securities	154,870	173	(301)	154,742
U.S. government agency securities	21,775	23	(72)	21,726
Variable rate demand notes	60,490	—	—	60,490

Cash equivalents and investments	$579,979	$196	$(6,427)	$573,748

	June 26, 2009
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Auction rate certificates	$58,796	$—	$—	$58,796
Corporate bonds	22,446	139	(14)	22,571
Equity investment	44	—	—	44
Money market funds	188,731	—	—	188,731
Municipal debt securities	258,558	2,304	(88)	260,774
U.S. government agency securities	32,583	410	(39)	32,954
U.S. government bonds	47,897	57	(29)	47,925
Variable rate demand notes	80,460	—	—	80,460

Cash equivalents and investments	$689,515	$2,910	$(170)	$692,255

The following table shows the gross unrealized losses and fair values for those available-for-sale investments that were in an unrealized loss position as of June 26, 2009:

	Less than 12 months		12 months or greater		Total
	Fair Values	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses
			(in thousands)
Corporate bonds	$5,023	$(14)	$—	$—	$5,023	$(14)
Municipal debt securities	43,406	(88)	—	—	43,406	(88)
U.S. government agency securities	11,108	(39)	—	—	11,108	(39)
U.S. government bonds	37,915	(29)	—	—	37,915	(29)

Total	$97,452	$(170)	$—	$—	$97,452	$(170)

The unrealized losses on our available-for-sale investments were caused primarily by unfavorable changes in interest rates. We have the intent and ability to hold these securities until we recover any unrealized losses. As a result, we do not consider the unrealized losses at June 26, 2009 to be other-than-temporarily impaired.

Accounts Receivable

Accounts receivable consists of the following:

	September 26, 2008	June 26, 2009
	(in thousands)
Trade accounts receivable	$24,604	$35,030
Amounts receivable related to patent administration program	3,532	15,794
Other accounts receivable	1,313	1,079

	29,449	51,903
Less: Allowance for doubtful accounts	(1,799)	(2,086)

Accounts receivable, net	$27,650	$49,817

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 26, 2008	June 26, 2009
	(in thousands)
Raw materials	$3,315	$3,107
Work in process	1,891	1,228
Finished goods	12,927	5,651

Inventories	$18,133	$9,986

The reduction in finished goods inventory was primarily due to lower quantities on hand of our first generation digital cinema products as we begin the transition to our next generation digital cinema solution.

Goodwill and Intangible Assets

The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 26, 2008	$250,356
Acquired goodwill	10,755
Translation adjustments	(10,529)

Balance at June 26, 2009	$250,582

Intangible assets consist of the following:

	September 26, 2008	June 26, 2009
	(in thousands)
Amortized intangible assets:
Acquired patents and technology	$55,519	$56,838
Customer relationships	30,270	29,598
Customer contracts	5,300	5,853
Other intangibles	11,862	20,179

	102,951	112,468
Less: Accumulated amortization	(19,891)	(30,774)

Intangible assets, net	$83,060	$81,694

In April 2009, we acquired a company for a total purchase price of $16.6 million. Based on a preliminary allocation of the purchase price, goodwill and intangible assets resulting from this acquisition amounted to approximately $10.8 million and $3.7 million, respectively. The intangible assets are expected to be amortized over a period of approximately five years.

The increase in other intangible assets from September 26, 2008 to June 26, 2009 is primarily due to the recording of an asset attributable to a lump sum payment to an unrelated patent licensor in the first quarter of fiscal 2009. See Accrued Liabilities for further discussion.

Amortization expense associated with our intangible assets was $3.0 million and $3.5 million in the third quarter of fiscal 2008 and 2009, respectively, and is included in cost of licensing, cost of product sales and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Amortization expense associated with our intangible assets was $9.4 million and $11.5 million for the fiscal year-to-date periods ended June 27, 2008 and June 26, 2009, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $39.8 million and $35.5 million at September 26, 2008 and June 26, 2009, respectively. In the second and third quarters of fiscal 2009, we recognized $22.4 million and $7.9 million respectively, in revenue related to digital cinema products which was previously deferred. Therefore, the associated deferred costs of $15.9 million and $5.1 million, respectively, were transferred from prepaid expenses and other current assets to cost of product sales. See Deferred Revenue below for further discussion.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 26, 2008	June 26, 2009
	(in thousands)
Accrued royalties	$32,064	$2,324
Amounts payable to joint licensing program partners	40,266	38,258
Accrued compensation and benefits	47,617	35,821
Accrued professional fees	3,749	3,517
Current portion of litigation settlement (see Note 6)	2,686	2,715
Other accrued liabilities	20,406	19,890

Accrued liabilities	$146,788	$102,525

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

Deferred Revenue

Deferred revenue included in current liabilities was $37.3 million and $35.1 million at September 26, 2008 and June 26, 2009, respectively. The period-end balances were comprised of deferrals of product sales, primarily consisting of digital cinema server sales, and to a lesser extent licensing and services revenue. We had recorded deferred digital cinema revenue related to our obligation to upgrade our equipment to be compliant with the Digital Cinema Initiatives (“DCI”) specifications. During the second quarter of fiscal 2009, we achieved compliance with these specifications by making certain software upgrades available. As a result, we recognized $22.4 million and $7.9 million in product sales revenue in our second and third quarter of fiscal 2009, respectively.

Digital cinema server sales are multiple-element arrangements that include the sale of products and product support. As vendor specific objective evidence (“VSOE”) of fair value does not currently exist for the product support included within digital cinema server arrangements, digital cinema sales and costs are deferred, and recognized for the entire arrangement ratably over the support period. The amounts recognized as product revenue for the fiscal year-to-date period ended June 26, 2009 consist of product and product support revenue, pro-rated over the lapsed support period.

Debt

We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant. The loans are collateralized by commercial real property and are guaranteed by Dolby Laboratories, Inc.

Following is a summary of our debt balances:

	September 26, 2008	June 26, 2009
	(in thousands)
$12.0 million term loan at prime interest rate, repayable in monthly installments with remaining principal due May 2013	$5,214	$4,495
$2.5 million term loan at 6.2% effective interest rate, repayable in monthly installments with remaining principal due April 2014	1,261	1,121
Term loan denominated in U.K. pounds at 6.9% effective interest rate, repayable in quarterly installments with the remaining principal due April 2015	2,900	2,314

Total debt	9,375	7,930
Less: Current portion of debt	(1,593)	(1,615)

Long-term debt	$7,782	$6,315

The fair value of our debt approximates the carrying value based on borrowing rates currently available to us for loans with similar terms and remaining maturities.

Accumulated Other Comprehensive Income

Accumulated foreign currency translation gains, net of tax were $9.4 million at September 26, 2008, compared to an accumulated foreign currency translation gain, net of tax of $0.4 million at June 26, 2009. Accumulated unrealized losses on investments, net, were $4.7 million at September 26, 2008, compared to accumulated unrealized gains on investments of $1.7 million, net, at June 26, 2009.

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

Financial assets carried at fair value as of June 26, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Auction rate certificates	$—	$—	$58,796	$58,796
Corporate bonds	—	22,571	—	22,571
Investments held in supplemental retirement plan	3,739	—	—	3,739
Money market funds	188,731	—	—	188,731
Municipal debt securities	—	260,774	—	260,774
Put Rights	—	—	9,461	9,461
U.S. government agency securities	—	32,954	—	32,954
U.S. government bonds	—	47,925	—	47,925
Variable rate demand notes	—	80,460	—	80,460

Total	$192,470	$444,684	$68,257	$705,411

Financial liabilities carried at fair value as of June 26, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate derivative	$—	$280	$—	$280

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

Auction rate certificates and Put Rights
(in thousands)
Balances at September 26, 2008	$66,146
Unrealized loss from auction rate certificates included in earnings	(4,963)
Redemptions at par	(2,550)
Realized gain on redemptions of auction rate certificates included in earnings	163
Unrealized gain from Put Rights included in earnings	9,461

Balances at June 26, 2009	$68,257

The unrealized loss from auction rate certificates, the realized gain on redemptions and the unrealized gain from Put Rights are included in the other expenses, net line item in our condensed consolidated statement of operations for the quarter and the year-to-date period ended June 26, 2009.

The fair values of our Level 1 financial assets are based on quoted market prices of the identical underlying securities and include money market funds and trading securities held in our supplemental retirement plan with quoted prices in active markets. The fair values of our Level 2 financial assets and liabilities are obtained from professional pricing sources for these or comparable instruments, rather than direct observations of quoted prices in active markets and include corporate bonds, municipal debt securities, U.S. government agency securities, U.S. government bonds, variable rate demand notes and interest rate derivative. Fair values of auction rate certificates and Put Rights are classified as Level 3 because quoted prices are unobservable or no market data is available.

4. Stock-Based Compensation

We have adopted stock compensation plans which provide for grants of stock-based awards as a form of compensation to employees, officers, directors and certain non-employee consultants. We have issued stock-based awards in the form of stock options, restricted stock units, stock appreciation rights and shares issued under our employee stock purchase plan. Stock-based compensation expense was $5.6 million and $6.6 million for the third quarter of fiscal 2008 and 2009, respectively. Stock-based compensation expense was $17.2 million and $16.0 million for the year-to-date periods ended June 27, 2008 and June 26, 2009, respectively.

Our stock-based compensation expense for the third quarter of fiscal 2008 was $4.7 million and $0.7 million related to stock options and restricted stock units, respectively, and the remaining $0.2 million was related to stock appreciation rights and employee stock purchase plan issuances. Our stock-based compensation expense for the third quarter of fiscal 2009 was comprised of $4.8 million and $1.7 million for stock options and restricted stock units, respectively and the remaining $0.1 million was related to stock appreciation rights and employee stock purchase plan issuances.

During the year-to-date period ended June 26, 2009, we granted 1,453,650 stock options at a weighted average exercise price of $32.89 per share. We also granted 443,670 restricted stock units at a weighted average grant price of $32.47 per share.

5. Restructuring

Prior to the first quarter of fiscal 2009, our Cinea reporting unit operated as a stand alone business with its own dedicated resources and facilities. In the first quarter of fiscal 2009, we ceased using two of Cinea’s leased facilities in Virginia, terminated 20 employees and integrated Cinea into our Dolby Entertainment Technology reporting unit. This activity resulted in severance and other charges attributable to the termination of employees and facilities charges relating to non-cancelable lease costs, net of expected sublease income. In regard to this restructuring activity, we recorded total charges of $0.9 million in the first and second quarters of fiscal 2009.

In the second quarter of fiscal 2009, we consolidated our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility. As of June 26, 2009, we had not ceased using our Wootton Bassett facilities, therefore no facility related restructuring costs were recognized in the third quarter of fiscal 2009. We are exploring alternatives pertaining to our facilities in Wootton Bassett and depending upon which alternative we choose, we may recognize facility related restructuring costs in the future. Due to this restructuring, we reduced our work force by 46 employees in the third quarter of fiscal 2009 and expect an additional 12 employees will be involuntarily terminated through the remainder of fiscal 2009 and fiscal 2010. In our third quarter and year-to-date period ended June 26, 2009, we recorded $1.3 million and $3.1 million, respectively, of charges related to the consolidation of our manufacturing operations.

Changes in restructuring accruals included in accrued liabilities in our condensed consolidated balance sheet as of June 26, 2009 were as follows:

	Severance	Facilities and contract termination costs	Fixed assets write-off	Other associated costs	Total
	(in thousands)
Balance at September 26, 2008	$—	$—	$—	$—	$—
Restructuring charges	3,228	232	137	415	4,012
Cash payments	(2,427)	(137)	—	(353)	(2,917)
Non-cash charges	—	—	(137)	—	(137)

Balance at June 26, 2009	$801	$95	—	$62	$958

6. Legal Proceedings

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million in the condensed consolidated balance sheet using a discount rate of 5.125%, which approximated our incremental cost of borrowing rate. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying condensed consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of June 26, 2009, we had $6.0 million remaining to be paid under this settlement.

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

7. Geographic Data

Licensing, products and services revenue is based on the location of the corporate headquarters of the licensee, the location where products are shipped or where services are performed. Revenue by geographic regions were as follows:

	Revenue by Geographic Region
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 27, 2008	June 26, 2009	June 27, 2008	June 26, 2009
		(in thousands)
United States	$54,072	$58,398	$159,273	$192,122
International	100,245	112,846	317,828	363,504

Total revenue	$154,317	$171,244	$477,101	$555,626

The concentration of our revenue from individual countries or geographic regions was as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 27, 2008	June 26, 2009	June 27, 2008	June 26, 2009
United States	35%	34%	33%	35%
Japan	20%	27%	21%	22%
Europe	16%	12%	18%	16%
Taiwan	12%	12%	11%	11%
South Korea	5%	7%	6%	8%
China	8%	5%	8%	6%
Other	4%	3%	3%	2%

In the third quarter of fiscal 2008, revenue from two customers represented $18.7 million and $15.3 million, or 12% and 10%, respectively, of the total revenue for the quarter. In the third quarter of fiscal 2009, revenue from one customer represented $25.0 million, or 15%, of the total revenue for the quarter. Revenue from one customer represented $59.9 million, or 13% of total revenue for the fiscal year-to-date period ended June 27, 2008. Revenue from two customers represented $58.3 million and $57.8 million, or 10% of total revenue for each customer for the fiscal year-to-date period ended June 26, 2009.

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Long-Lived Tangible Assets by Geographic Region
	September 26, 2008	June 26, 2009
	(in thousands)
United States	$63,402	$69,826
International	24,513	20,751

Total long-lived tangible assets, net of accumulated depreciation	$87,915	$90,577

Long-lived tangible assets, which consist of property, plant and equipment, net of accumulated depreciation, held in the United Kingdom were $19.2 million and $16.1 million at September 26, 2008 and June 26, 2009, respectively.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests, which will be characterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for us on a prospective basis beginning in the first quarter of our fiscal 2010. We do not expect SFAS 160 to have a material impact on our condensed consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). FSP FAS 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair values in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years beginning after November 15, 2008. We do not expect the adoption of FSP FAS 157-2 to have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 also requires expanded disclosures relating to the determination of useful lives of intangible assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and may impact any intangible asset we acquire in future transactions.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 expands the fair value disclosures currently required on an annual basis for financial instruments to interim reporting periods. FSP FAS 107-1 and APB 28-1 also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis and describe changes in methods and significant assumptions, if any, during the period. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. We adopted FAS 107-1 and APB 28-1 in the third quarter of fiscal 2009. See Note 2 “Composition of Certain Financial Statement Captions” and Note 3 “Fair Value Measurements” for information on the fair value of financial instruments.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 115-2 and FAS 124-2 in the third quarter of fiscal 2009. The adoption of the FSP did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 157-4 in the third quarter of fiscal 2009. The adoption of the FSP did not have an impact on our condensed consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS 165 in the third quarter of fiscal 2009. See Note 1 “Summary of Business and Significant Accounting Policies” for more information.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168

defines the new hierarchy for U.S. GAAP and explains how the FASB will use its Accounting Standards Codification as the sole source for all authoritative guidance. SFAS 168 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which was issued in May 2008. The Codification will be effective for all reporting periods that end after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our condensed consolidated financial statements.

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

We are a global organization. We generate revenue by licensing our technologies to manufacturers of consumer electronics products and media software vendors, and selling our professional products and related services to entertainment content creators, producers and distributors. We have licensed our technologies to manufacturers in approximately 35 countries and our licensees distribute products incorporating our technologies throughout the world. We sell our products and services in over 50 countries. In fiscal 2007, 2008 and the fiscal year-to-date period ended June 26, 2009, revenue from outside the United States was 70%, 66% and 65%, respectively, of our total revenue, respectively. Licensing, products and services revenue from outside the United States is based on the location of the corporate headquarters of the licensee, the location where products are shipped or where services are performed.

Opportunities, Challenges and Risks

Recent deteriorating macroeconomic conditions have reduced consumer demand in the markets into which we license and sell products and limited the availability of funding for system integrators to finance digital cinema rollouts in which we could participate. Our business is exposed to adverse changes in general economic conditions because products that incorporate our technologies are entertainment-oriented and generally discretionary goods, such as DVD players, personal computers, digital televisions, mobile devices, set top boxes, home-theaters-in-a-box, camcorders, portable media devices, gaming systems, audio/video receivers and in-car DVD players. In the third quarter of fiscal 2009, our revenue was affected by general economic weakness. The slowdown in consumer spending resulted in a lower number of PCs sold with our technologies, a continued decline in sales of standard definition DVD players and a decline in sales of game consoles. However, our licensing revenue in the third quarter of fiscal 2009 grew as compared to the third quarter of fiscal 2008 due to recognition of $21.6 million relating to shipments in prior quarters by three large customers.

Licensing revenue constitutes the majority of our total revenue, representing 80%, 84% and 82% of total revenue in fiscal 2007, 2008 and the fiscal year-to-date period ended June 26, 2009, respectively. We categorize our licensing revenue into the following markets:

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

Our personal computer market, which represented just over 30% of our licensing revenue in fiscal 2006, approximately 35% in fiscal 2007 and just over 40% in fiscal 2008, has been primarily driven by the inclusion of our technologies in media applications that are often included in PC shipments. These applications include DVD playback and/or DVD authoring software made by third party software vendors, as well as operating systems which contain similar media applications. Our PC market also includes revenue from our “PC Entertainment Experience” (PCEE) program which is a suite of technologies for entertainment oriented PCs that enhance the audio quality of media.

Microsoft includes Dolby technologies in two editions of its Vista operating system, Vista Home Premium and Vista Ultimate, which are primarily aimed at the consumer market. In addition, Microsoft recently announced that its newest operating system, Windows 7, will be available in October 2009 and will include Dolby technologies in four of the six available editions. Dolby technologies, including Dolby’s next generation audio codec Dolby Digital Plus, will be included in the Windows 7 Home Premium and Ultimate editions as well as the Windows 7 Professional and Enterprise editions. Almost half of the world’s personal computer shipments are to the business market, and therefore adoption of Dolby technologies in the Professional and Enterprise editions increases the potential for Dolby to receive royalties on a greater percentage of personal computer shipments. However, there are uncertainties associated with this opportunity. Today, we receive royalties for PCs that ship with third party software containing our technologies. As Windows 7 provides enhanced DVD playback and incorporates some of the functionality found in these third party software applications, we expect some PC manufacturers will exclude these applications from their offerings. In addition, business customers may take several years to upgrade to Windows 7 given the longer adoption cycles associated with enterprise customers and the effects the current economy may have on information technology budgets.

Consumers are increasingly purchasing low cost PCs — particularly netbooks — which do not have Microsoft Vista Home Premium or Ultimate Edition operating systems and generally do not have DVD playback functionality or Dolby technologies. We expect a large number of netbooks will be sold in the future with Windows 7 Starter or Home Basic editions, which do not contain Dolby technologies.

Our consumer electronics market, which is driven primarily by revenue attributable to sales of DVD players, represented approximately 45% of licensing revenue in fiscal 2006, just under 40% in fiscal 2007 and just over 25% in fiscal 2008. The decrease in the consumer electronics market as a percentage of total licensing revenue has been due primarily to faster revenue growth in our other markets, mainly the PC and broadcast markets, as well as decreased sales of standard definition DVD players. A potential growth opportunity within our consumer electronics market is the Blu-ray format, as Dolby Digital has been selected as a mandatory audio standard, Dolby Digital Plus has been selected as a mandatory audio standard for secondary track playback and Dolby TrueHD has been selected as an optional audio standard in the Blu-ray Disc format. However, depending upon the success of the Blu-ray format, revenue from Blu-ray Disc players may not offset future declines in revenue from standard definition DVD players.

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

We have also introduced new technologies for the broadcast, consumer electronics, mobile and gaming markets, including Dolby Volume, dynamic range image technologies, Dolby Mobile and Dolby Axon. Dolby Volume is a sound leveling technology that performs measurement and analysis of signals according to a model based on the characteristics of human hearing, in order to provide consistency of volume and quality across various programs. Our dynamic range imaging technologies include Dolby Contrast and Dolby Vision. Dolby Contrast provides enhanced contrast, while Dolby Vision combines enhanced contrast with extended brightness and dynamic range for LCD televisions with LED backlit technology. Dolby Mobile is a suite of post-processing technologies optimized for mobile devices and designed to enhance the audio quality of media delivered on the device. Dolby Axon is a voice technology that enables online gamers to perceive other players’ locations, making online gaming more real and immersive. We do not anticipate generating significant revenue from these technologies in fiscal 2009.

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

Product sales consist of revenue from sales of equipment to cinema operators and broadcasters representing 14%, 11% and 14% of total revenue in fiscal 2007, 2008 and the fiscal year-to-date period ended June 26, 2009, respectively.

Our cinema products represented approximately 75% of product sales in fiscal 2006, 71% of product sales in fiscal 2007 and 68% of product sales in fiscal 2008. Our traditional cinema products are primarily used to read and decode a film’s soundtrack, calibrate cinema sound systems and to adapt analog cinema audio systems to digital audio formats. Our digital cinema servers load, store, decrypt and decode encrypted digital film files for presentation on a digital projector, and our digital 3D products provide 3D image capabilities. There is a trend in the cinema industry towards the transition to digital cinema. Digital cinema offers the motion picture industry a possible means to achieve cost savings in printing and distributing movies, to combat piracy, and to enable movies to be played repeatedly without degradation in image and audio quality. We offer a Dolby Digital Cinema server, which allows for the storage and playback of digital content, as well as Dolby 3D Digital Cinema technology, which delivers a 3D experience when combined with an exhibitor’s existing digital cinema projector and server. We expect most exhibitors constructing new theatres or upgrading existing theatres to generally choose digital cinema over traditional film cinema. Digital cinema is based on open standards, which unlike traditional cinema, does not include our proprietary audio formats. We face more pricing and other competitive pressures in the digital cinema market than we have historically experienced for our traditional cinema products. For example, a competitor has introduced a digital cinema solution which supports the presentation of movies with higher resolution “4K” digital cinema projectors. Certain major U.S. exhibitors have announced their intention to outfit their theatres exclusively with 4K digital cinema equipment. Other exhibitors may feel that they need to outfit some of their theatres with 4K digital cinema equipment to compete in the same markets where competitors are promoting 4K solutions. Dolby currently does not offer a digital cinema 4K solution. If we do not offer a solution that supports 4K presentation, our future prospects in digital cinema may be limited and our business could be materially and adversely affected. In addition, as the film industry is transitioning to digital cinema, the demand for our traditional cinema products and services is declining, and we anticipate that the demand for film based products will continue to decline in future periods.

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

Our services revenue, which represented 6%, 5% and 4% of total revenue in fiscal 2007, 2008 and the fiscal year-to-date period ended June 26, 2009, respectively, is primarily tied to the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work stoppages within the motion picture industry as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

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

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). We evaluate and test our goodwill for impairment in accordance with the provisions of SFAS 142 at a reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The goodwill impairment test is a two-step process. In the first step, the carrying value of the net assets of a reporting unit, including goodwill, is compared to the fair value of the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value, a second step is performed to compute the amount of the impairment. We test goodwill for impairment annually during our third fiscal quarter and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During our annual goodwill impairment test performed in the third quarter of fiscal 2009, we had two reporting units – Via which had no assigned goodwill and Dolby Entertainment Technology with goodwill of $250.6 million.

We used the income approach to determine the fair value of our reporting units based on the estimated future cash flows for each reporting unit. The cash flow model was based on our best estimate of future revenues and operating costs. Future revenues were estimated over the period we expect to earn such cash flows, at growth rates consistent with our internal forecasts. The revenue and cost estimates were based on several sources including our historical information, third party industry data and review of our internal operations. The cash flow forecasts were adjusted by a discount rate of approximately 13% based on our weighted average cost of capital (WACC) derived through a capital asset pricing model. The primary components of this model included our considerations of the relative weighting of our total asset structure between our equity and debt, the risk-free rate of return given by the rate of return on U.S. Treasury bonds, an average market risk premium based on a range of historical returns and forward looking estimates and our beta. Our model utilized an effective tax rate of approximately 35%. Further, we evaluated the reasonableness of the fair value of our reporting units by comparing the aggregate fair value of our reporting units determined under the income approach to our market capitalization.

Our market capitalization at the end of our third quarter of fiscal 2009, the period of our annual impairment test, was approximately equal to the aggregate fair value of our reporting units determined under the income approach. Our market capitalization and the aggregate fair value of our reporting units each approximated $4.2 billion which exceeded the aggregate carrying value of our reporting units by approximately 220%. As of June 26, 2009, the fair values of our two reporting units exceeded their carrying values and therefore no impairment charge was required.

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

Investments

We account for our investments under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments that have original maturities between 91 days and one year from the date of purchase are classified as short-term investments and investments that have maturities of more than one year from the date of purchase are classified as long-term investments. All of our investments, except for an equity investment and auction rate certificates, are classified as available-for-sale securities. Our investments are recorded at fair value in the condensed consolidated balance sheet. Unrealized gains and losses on our available-for-sale securities, except for credit losses as defined in FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments, are reported as a component of accumulated other comprehensive income while realized gains and losses as well as credit losses are reported as a component of net income. Auction rate certificates are classified as trading securities. Unrealized gains or losses on trading securities are reported as a component of net income.

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

Results of Operations

Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	June 27, 2008	June 26, 2009	$	%	June 27, 2008	June 26, 2009	$	%
	($ in thousands)
Revenue:
Licensing	$127,558	$142,141	$14,583	11%	$399,607	$456,076	$56,469	14%
Percentage of total revenue	83%	83%			84%	82%
Product sales	18,060	21,790	3,730	21%	53,698	75,744	22,046	41%
Percentage of total revenue	12%	13%			11%	14%
Services	8,699	7,313	(1,386)	(16)%	23,796	23,806	10	0%
Percentage of total revenue	6%	4%			5%	4%

Total revenue	$154,317	$171,244	$16,927	11%	$477,101	$555,626	$78,525	16%

Licensing. The 11% increase in licensing revenue from the third quarter of fiscal 2008 to the third quarter of fiscal 2009 was primarily driven by increased revenue in our consumer electronics and broadcast markets, partially offset by a decrease in revenue from our PC market. The increase in revenue from our consumer electronics market was primarily driven by revenue from reported shipments of camcorders and Blu-ray Disc players with our technologies pertaining to prior periods, partially offset by lower sales of standard definition DVD players. The increase in revenue from our broadcast market was primarily driven by shipments of set top boxes, including National Telecommunications and Information Administration (“NTIA”) converter boxes and Digital Transport Adapters (“DTA devices”), and an increase in the number of digital televisions in Western Europe and Asia that incorporate Dolby Digital compared to a year ago, all driven by the continued conversion from analog to digital. In total, we recognized $21.6 million in prior period royalties from three large customers in our consumer electronics and mobile markets during the quarter. Licensing revenue would have declined as compared to the third quarter of fiscal 2008 if we had not recognized these prior period royalties.

The decrease in revenue from our PC market was largely attributable to weakness in shipments of computers compared to a year ago. The decrease reflects the impact of recent deterioration in macroeconomic conditions and a slowdown in consumer spending.

We expect that our licensing revenue will decline further for the remainder of fiscal 2009 due to current macroeconomic conditions, reduced consumer spending, an expected lower percentage of PCs sold with our technologies due to increased growth in netbooks that do not have Microsoft Vista operating systems or software DVD players, and an expected continued decline in sales of DVD players.

The 14% increase in licensing revenue from the fiscal year-to-date period ended June 27, 2008 to the fiscal year-to-date period ended June 26, 2009 was primarily driven by increases in our broadcast market. The increase in revenue from our broadcast market was driven by shipments of set top boxes, including NTIA converter boxes and DTA devices, and an increase in the number of digital televisions in Western Europe and Asia that incorporated Dolby Digital compared to a year ago, all driven by the continued conversion from analog to digital broadcast.

Product Sales. The 21% increase in product sales from the third quarter of fiscal 2008 to the third quarter of fiscal 2009 was primarily driven by the recognition of approximately $7.9 million of previously deferred revenue related to our digital cinema products partially offset by a decrease in sales of our traditional cinema products.

The 41% increase in product sales from the fiscal year-to-date period ended June 27, 2008 to the fiscal year-to-date period ended June 26, 2009, was primarily driven by the recognition of approximately $30.3 million of previously deferred revenue related to sales of digital cinema related products as a result of achieving compliance with the Digital Cinema Initiative specifications in our second quarter of fiscal 2009 partially offset by a decrease in sales of our traditional cinema products.

Our digital cinema server sales are multiple-element arrangements that include the sale of products and product support. Vendor specific objective evidence (“VSOE”) of fair value has not been established for the product support included within digital cinema server arrangements, and therefore digital cinema sales and costs are deferred, and recognized for the entire arrangement ratably over the support period. If we are able to establish VSOE for product support, we expect to immediately recognize revenue and associated costs related to our digital cinema servers that are currently deferred. The remaining amounts attributable to product support included within our digital cinema arrangements will be recognized ratably over the remaining support period.

Services. The 16% decrease in services revenue from the third quarter of fiscal 2008 to the third quarter of fiscal 2009 was primarily attributable to general economic weakness and delay in film releases.

Services revenue from the fiscal year-to-date period ended June 27, 2008 to the fiscal year-to-date period ended June 26, 2009 was flat.

Gross Margin

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 27, 2008	June 26, 2009	June 27, 2008	June 26, 2009
Gross margin:
Licensing gross margin percentage	97%	98%	97%	102%
Licensing gross margin percentage excluding gain from amended patent licensing	97%	98%	97%	98%
Product sales gross margin percentage	48%	40%	45%	38%
Services gross margin percentage	63%	56%	60%	60%

Total gross margin percentage	90%	88%	89%	91%

Licensing Gross Margin. We license to our customers intellectual property that may be internally developed, acquired by us or licensed from other parties. Our cost of licensing consists principally of royalty obligations to third parties for the licensing of intellectual property rights that we sublicense as part of our licensing arrangements with our customers. Our cost of licensing also includes amortization expenses associated with purchased intangible assets. Licensing gross margin from the third quarter of fiscal 2008 to the third quarter of fiscal 2009 was essentially flat. Licensing gross margin from the fiscal year-to-date period ended June 27, 2008 to the fiscal year-to-date period ended June 26, 2009 increased 5 points due to a gain from an amended patent licensing agreement. The gain from the amended patent licensing agreement was recorded within cost of revenue in our condensed consolidated statement of operations in the first quarter of fiscal 2009.

Product Sales Gross Margin. Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Product sales gross margin decreased by 8 points from the third quarter of fiscal 2008 to the third quarter of fiscal 2009 primarily due to the recognition of revenue and associated costs related to a number of digital cinema related equipment with significantly lower margins than our traditional cinema and broadcast products.

Prior to the second quarter of fiscal 2009, we had not recognized revenue related to sales of our digital cinema related products as we had not yet achieved compliance with the DCI specifications. In the second quarter of fiscal 2009, we achieved compliance with the DCI specifications and therefore began recognizing this revenue and related costs. The total amount of previously deferred products revenue which we recognized in the second quarter of fiscal 2009 was $22.4 million. The product margins related to the digital cinema related equipment revenue recognized in the second quarter of fiscal 2009 were particularly low due to a combination of factors that are common with new product launches, which includes higher initial per unit costs resulting from low manufacturing volumes. Additionally, field upgrade costs were incurred after the initial shipment of the products to the end users to ensure our products complied with our contractual obligations. As a result of these factors, product sales gross margin in the second quarter of fiscal 2009 was significantly lower than our product sales gross margin in prior periods.

Product sales gross margin in the third quarter of fiscal 2009 of 40% was approximately 7 points higher than our product sales gross margin of 33% in the second quarter of fiscal 2009, primarily due to a lower amount of digital cinema products revenue and costs recognized in the third quarter compared to the second quarter of fiscal 2009.

In the second quarter of fiscal 2009, we decided to consolidate our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility. As a result of the consolidation, we are focusing our internal manufacturing capacity on lower volume products and engineering prototypes and we are working with contract manufacturers to support higher volume products as necessary. This hybrid model, which is based on using internal and contract manufacturing resources, is designed to provide us the capacity to scale production when needed. We anticipate that this will favorably impact our product sales gross margin in future periods due to lower manufacturing costs and increased flexibility as market demands change. However, actual results may differ from our expectations.

Services Gross Margin. Cost of services primarily consists of the payroll and benefits costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. Services gross margin decreased by 7 points from the third quarter of fiscal 2008 to the third quarter of fiscal 2009 primarily due to lower revenue relative to our largely flat fixed cost structure.

Operating Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	June 27, 2008	June 26, 2009	$	%	June 27, 2008	June 26, 2009	$	%
	($ in thousands)
Operating expenses:
Selling, general and administrative	$54,979	$55,575	$596	1%	$161,275	$162,975	$1,700	1%
Percentage of total revenue	36%	32%			34%	29%
Research and development	15,366	17,222	1,856	12%	44,998	48,631	3,633	8%
Percentage of total revenue	10%	10%			9%	9%
Restructuring charges, net	—	1,278	1,278	n/a	—	4,012	4,012	n/a
Percentage of total revenue	n/a	n/a			n/a	n/a
Gain on settlements	(250)	(1,000)	(750)	n/a	(499)	(5,900)	(5,401)	n/a
Percentage of total revenue	n/a	n/a			n/a	n/a

Total operating expenses	$70,095	$73,075	$2,980	4%	$205,774	$209,718	$3,944	2%

Selling, General and Administrative. Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, professional service fees and facility costs for our sales, marketing and administrative functions. The 1% increase in selling, general and administrative expense from the third quarter of fiscal 2008 to the third quarter of fiscal 2009 was primarily due to an increase in personnel expenses relating to an increase in headcount and stock-based compensation expense, partially offset by decreases in bonus expense, advertising and promotional costs as well as travel and entertainment expenses.

The 1% increase in selling, general and administrative expenses from the fiscal year-to-date period ended June 27, 2008 to the fiscal year-to-date period ended June 26, 2009 was due to the same factors discussed above with respect to the third quarter of fiscal 2009.

Research and Development. Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The 12% increase in research and development expense from the third quarter of fiscal 2008 to the third quarter of fiscal 2009 was primarily driven by an increase in personnel expenses due to an increase in headcount and professional consulting expenses resulting from an increase in research and development projects, partially offset by a decrease in bonus expense.

The 8% increase in research and development expenses from the fiscal year-to-date period ended June 27, 2008 to the fiscal year-to-date period ended June 26, 2009 was due to the same factors discussed above with respect to the third quarter of fiscal 2009.

Restructuring Charges, net. Restructuring charges for the fiscal quarter ended June 26, 2009 consisted of severance and other charges attributable to the consolidation of our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility. In the third quarter of fiscal 2009, we recorded charges of $1.3 million related to the consolidation of our manufacturing operations. We anticipate approximately $5.0 million in restructuring charges in fiscal 2009.

For the fiscal year-to-date period ended June 26, 2009, restructuring charges of $4.0 million included $3.1 million related to the consolidation of our manufacturing operations and the remaining $0.9 million related to severance and non-cancelable lease costs, net of expected sublease income, for two leased facilities in Virginia.

Gain on Settlements. Gain on settlements includes payments received related to the resolution of disputes with implementation licensees from which we typically do not earn royalties.

Other Income, Net

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	June 27, 2008	June 26, 2009	$	%	June 27, 2008	June 26, 2009	$	%
	($ in thousands)
Interest income	$3,481	$2,431	$(1,050)	(30)%	$13,777	$9,183	$(4,594)	(33)%
Interest expense	(329)	(187)	142	43%	(1,324)	(599)	725	55%
Other expenses, net	(491)	(1,644)	(1,153)	235%	(2,184)	(2,790)	(606)	28%

Total other income, net	$2,661	$600	$(2,061)	(77)%	$10,269	$5,794	$(4,475)	(44)%

Other income, net, primarily consists of interest income earned on cash, cash equivalent and investments, offset by interest expense principally attributable to the outstanding balances on our facility debt obligations. Interest income declined 30% in the third quarter of fiscal 2009 from the third quarter of fiscal 2008, primarily driven by lower yields generated on our investment portfolio driven by lower interest rates partially offset by an increase in cash, cash equivalents and investments balances. Our other expenses, net increased from the third quarter of fiscal 2008 to the third quarter of fiscal 2009, primarily due to losses from foreign currency transactions. Losses from currency transactions were primarily due to the change in the value of the Euro and the British Pound Sterling relative to the U.S. Dollar.

Income Taxes

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 27, 2008	June 26, 2009	June 27, 2008	June 26, 2009
		($ in thousands)
Income taxes:
Provision for income taxes	$24,117	$27,502	$78,516	$104,555
Effective tax rate	34.0%	34.8%	34.1%	34.4%

Our effective tax rate is based upon a projection of our annual fiscal year results. Our effective tax rate for the third quarter of fiscal 2008 was 34.0% compared to 34.8% for the third quarter of fiscal 2009. Our effective tax rate was 34.1% and 34.4% for the fiscal year-to-date periods ended June 27, 2008 and June 26, 2009, respectively.

The change in our effective tax rate from the third quarter of fiscal 2008 to the third quarter of fiscal 2009 was primarily due to a decrease in the projected tax-exempt interest income.

Liquidity, Capital Resources and Financial Condition

	September 26, 2008	June 26, 2009
	(in thousands)
Cash and cash equivalents	$394,761	$363,376
Short-term investments	119,667	211,279
Long-term investments	180,996	289,745
Accounts receivable, net	27,650	49,817
Accounts payable and accrued liabilities	156,925	110,709
Working capital(a)	491,196	589,817

	June 27, 2008	June 26, 2009
Net cash provided by operating activities	162,013	195,264
Capital expenditures (b)	(7,666)	(9,236)
Net cash used in investing activities	(190,698)	(240,916)
Net cash provided by financing activities	29,420	15,302

(a)	Working capital consists of total current assets less total current liabilities.
(b)	Capital expenditures consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements, production and test equipment.

As of June 26, 2009, we had cash and cash equivalents of $363.4 million, compared to $394.8 million at September 26, 2008. In addition, at June 26, 2009, we had short-term and long-term investments of $501.0 million, compared to $300.7 million at September 26, 2008. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as cash flows from our operations. We believe that our cash, cash equivalents and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Cash provided by operating activities was $195.3 million for the fiscal year-to-date period ended June 26, 2009, compared to $162.0 million for the fiscal year-to-date period ended June 27, 2008. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. Cash flows from operating activities for the fiscal year-to-date period ended June 26, 2009 were primarily driven by net income of $198.7 million. Adjustments for non-cash items included depreciation and amortization expense of $21.5 million, deferred taxes of $19.8 million and stock-based compensation expense of $15.6 million, offset by the gain from amended patent licensing agreement of $20.0 million. Changes in working capital were primarily driven by increases in current assets of $21.4 million and decreases in accounts payable and accrued liabilities of $24.2 million offset by an increase in deferred revenues of $4.8 million.

Cash used in investing activities for the fiscal year-to-date period ended June 26, 2009 was primarily driven by purchases of available-for-sale securities of $206.7 million, net of sales, cash paid for the purchase of intangible assets of $8.3 million and an acquisition of approximately $16.6 million. Capital expenditures were $9.2 million for the fiscal year-to-date period ended June 26, 2009.

Cash provided by financing activities was $15.3 million for the fiscal year-to-date period ended June 26, 2009, compared to $29.4 million for the fiscal year-to-date period ended June 27, 2008. Cash flows from financing activities were primarily driven by proceeds from the exercise of stock options and issuance of stock under our employee stock purchase plan.

As of June 26, 2009, we held auction rate certificates with a par value totaling $69.7 million. In the event we need access to the funds invested in these securities, we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process. In November 2008, we accepted a rights offering from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS, to liquidate our auction rate certificates held in UBS accounts on February 13, 2008. The rights offering provides us with rights (the “Put Rights”) to sell our auction rate certificates for a price equal to the liquidation preference of the auction rate certificates plus accrued but unpaid dividends or interest, if any, at any time during a two year period from June 30, 2010 through July 2, 2012. There is a risk that UBS may not perform its obligations in accordance with their offer and consequently we may have to write down the value of the Put Rights. Furthermore, there is no assurance that we will be able to recoup our investments in the auction rate certificates.

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of June 26, 2009.

	Payments Due By Period
	Remainder of Fiscal 2009	Fiscal 2010 to 2011	Fiscal 2012 to 2013	After Fiscal 2013	Total
	(in thousands)
Long-term debt (1)	$401	$3,372	$3,327	$830	$7,930
Operating leases (2)	1,604	12,498	9,750	5,634	29,486
Payments on litigation settlement (3)	—	6,000	—	—	6,000

Total	$2,005	$21,870	$13,077	$6,464	$43,416

(1)	We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant.
(2)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of June 26, 2009.
(3)	In April 2002, we settled a dispute with an unrelated third party and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. Refer to Note 6 “Legal Proceedings” for further discussion.

Other Cash Obligations. Under the terms of the agreement to acquire all outstanding shares of our subsidiary, Cinea, in September 2003, we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction through 2022. As of June 26, 2009, no additional purchase consideration had been paid and no liability is reflected on our balance sheet. We have not met the revenue threshold that would trigger a payment obligation.

Recently Issued Accounting Standards

See Note 8 of the Condensed Consolidated Financial Statements “Recently Issued Accounting Standards.”

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments.

As of June 26, 2009, we had cash and cash equivalents of $363.4 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $501.0 million, which consisted primarily of auction rate certificates, corporate bonds, municipal debt securities, United States government agency securities, United States government bonds and variable rate demand notes with original maturities greater than 90 days. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of June 26, 2009, a hypothetical change in interest rates of 1% would have approximately a $5.2 million impact, and a change of 0.5% would have approximately a $2.6 million impact on the carrying value of our portfolio. Furthermore, a hypothetical change in interest rates of 1% would have approximately a $4.0 million impact, and a change of 0.5% would have approximately a $2.0 million impact on interest income over a one-year period.

As of June 26, 2009, we held auction rate certificates with a par value totaling $69.7 million. Auctions for these instruments have failed and there is no assurance that future auctions will succeed. In the event we need access to the funds invested in these securities, we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process. On November 11, 2008, we accepted an offer from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS, to liquidate our auction rate certificates held in UBS accounts on February 13, 2008. The UBS offer entitles us to sell our auction rate certificates for a price equal to the liquidation preference of the auction rate certificates plus accrued but unpaid dividends or interest, if any, at any time during a two year period from June 30, 2010 through July 2, 2012. There is a risk that UBS will not perform its obligations in accordance with their offer. Furthermore, there is no assurance that we will be able to recoup our investments in the auction rate certificates.

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

Changes in Internal Control Over Financial Reporting

In the third quarter of fiscal 2009, we completed an upgrade to our existing enterprise resource planning system. We evaluated the potential impact to the effectiveness of our internal control over financial reporting prior to and subsequent to the implementation. This change, while significant, did not materially affect, nor is it reasonably likely to affect our internal control over financial reporting. There were no other changes during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Our business is particularly exposed to adverse changes in general economic conditions, because products that incorporate our technologies are entertainment-oriented and generally discretionary goods, such as DVD players, personal computers, digital televisions, mobile devices, set top boxes, home–theaters–in–a–box, camcorders, portable media devices, gaming systems, audio/video receivers and in-car DVD players. The current slowdown or decline in U.S. and foreign economic growth has adversely affected consumer confidence, disposable income and spending. These conditions may persist or worsen. Sales by our licensees of consumer electronics and other products incorporating our technologies may not grow as rapidly as in prior periods or may decrease, which would adversely affect our licensing revenue. Generally weak macroeconomic conditions adversely affected our revenue in the third quarter of fiscal 2009 and revenue would have declined as compared to the third quarter of fiscal 2008 if we had not recognized $21.6 million in licensing revenue relating to shipments in prior quarters from three large customers. We do not expect to sustain historical levels of licensing growth, and we expect licensing revenue will decrease, in the future due to a slowdown in consumer spending. A continued decline in sales of standard definition DVD players, decreased digital converter box sales and further declines in the shipment of game consoles along with a potential decline in sales of number of PCs with our technologies, will contribute to an expected decline in revenue growth or even a decline in revenue. In addition, any slowdown in consumer spending will likely negatively impact the motion picture industry and cinema owners, which could result in decreased growth, or a decrease in product sales and services, which will adversely affect our revenue. Furthermore, deteriorating economic conditions result in a greater likelihood that more of our licensees and customers will become delinquent on their obligations to us or be unable to pay, which in turn, could result in a higher level of write-offs, all of which would adversely affect our earnings. Moreover, deteriorating economic conditions and other factors may result in increased underreporting and non-reporting of royalty bearing revenues by our licensees as well as increased unauthorized use of our technologies, which would adversely affect our earnings.

To the extent that sales of personal computers with Dolby technologies level off or decline, our licensing revenue will be adversely affected.

Historically, PC manufacturers have frequently included DVD playback functionality as part of the software applications included in their products. Two of six editions of Microsoft’s Windows Vista operating system, the Vista Home Premium Edition and the Vista Ultimate Edition, include Dolby technologies which help enable DVD playback functionality and DVD authoring capabilities. In addition, many major PC manufacturers continue to include additional DVD software applications which offer added DVD functionality not included in the Microsoft operating systems. Microsoft recently announced that its newest operating system, Windows 7, will be available in October 2009. Windows 7 will include Dolby technologies, including Dolby’s next generation audio codec, Dolby Digital Plus, in the four Windows 7 editions that include DVD software applications. There are risks and uncertainties associated with this opportunity. Although consumers may pre-order Windows 7 or upgrade from Vista to Windows 7, consumers may delay purchasing personal computers until Windows 7 is available. Due in part to Windows 7 DVD playback enhancements and pricing pressure, we expect some PC manufacturers will exclude additional DVD software applications on personal computers that include Windows 7 Home Premium, Professional, Enterprise and Ultimate editions. Additionally, it is uncertain at what pace consumer and business customers will migrate from their current operating systems to the Windows 7 operating system and what the adoption rate of the editions with Dolby technologies will be. In addition, a growing number of lower priced PCs, particularly netbooks, are being sold or are anticipated to be sold which do not have Dolby technologies. Consumers may elect to purchase these lower priced PCs instead of computers with DVD playback functionality and Dolby technologies. Revenue from our PC market decreased from the third quarter of fiscal 2008 to the third quarter of fiscal 2009 and may decline in the future. Future shipments of PCs with Dolby technologies could also decline. If any of the foregoing occur, our licensing revenue will be adversely affected.

Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

Maintaining and strengthening the “Dolby” brand is critical to maintaining and expanding our licensing, products and services, as well as to our ability to enter new markets for our sound and other technologies. Our continued success depends, in part, on our reputation for providing high quality products, services and technologies across a wide range of entertainment industries, including the consumer electronics products industry. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business and prospects will suffer. Moreover, we believe that the likelihood that our technologies will be adopted as industry standards in various markets and for various applications depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to accept, as an industry standard, technologies developed by a well-respected and well-known brand. Our ability to maintain and strengthen our brand will depend heavily on our ability to continue to develop innovative technologies for the entertainment industry, successfully enter into new markets and to continue to provide high quality products and services, which we may not do successfully. Establishing brand recognition is particularly challenging in newer markets in which we have limited experience.

Sales of component DVD players have declined significantly and we expect them to decline further. To the extent that sales of component DVD players continue to decline or alternative technologies in which we do not participate replace DVDs or Blu-ray Disc as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Growth in our revenue over the past several years had been the result, in large part, of the rapid growth in sales of component DVD players incorporating our technologies. However, as the markets for DVD players have matured, sales of component DVD players have declined significantly and we expect future sales of component consumer DVD players to continue to decline. As sales of component DVD players decline our licensing revenue will be adversely affected. Additionally, future revenue from Blu-ray Disc player may not offset future declines in revenue from standard definition DVD players, which would adversely affect our licensing revenue. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs and Blu-ray Disc players as a dominant medium for consumer video entertainment, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with those new technologies, our business, operating results and prospects will be adversely affected.

We depend on the sale by our licensees of products that incorporate our technologies, and a reduction in those sales would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer electronics product manufacturers. Licensing revenue represented 80%, 84% and 82% of our total revenue in fiscal 2007, 2008 and the fiscal year-to-date period ended June 26, 2009, respectively. We do not manufacture consumer electronics products ourselves and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products and media software vendors to pay us a specified royalty for every electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our revenue will decline. Moreover, we have a widespread presence in markets for electronics products, such as the consumer electronics product market, which includes DVD players, audio/video receivers and other home theater consumer electronics products, and, as a result, there is little room for us to further penetrate such markets. Lower sales of products incorporating our technologies could occur for a number of reasons. Changes in consumer tastes or trends, changes in industry standards or adverse changes in business and economic conditions, may adversely affect our licensing revenue. Increasing market saturation, durability of products in the marketplace, competing products and alternate consumer entertainment options could adversely affect demand for new products incorporating our technologies.

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

We expect that the future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new opportunities for our technologies, including:

•	Digital television and radio broadcasting;

•	HDTV;

•	Personal computer technology;

•	Blu-ray Disc;

•	Mobile devices;

•	Video game consoles and video games;

•	Imaging;

•	Personal audio and video players, including internet music applications;

•	Broadband internet; and

•	Home DVD recording.

Our ability to penetrate these markets depends on increased consumer demand for products that contain our technologies, which may not occur. If these markets do not develop or consumer demand does not grow, it would have a material adverse effect on our business and prospects. For example, the extent to which our revenue from digital broadcast networks and broadband internet services increases depends upon the expansion of digital broadcast technologies and broadband internet as a medium of entertainment. In addition, even when our technologies are adopted as industry standards for a particular market, such market may not fully develop. In such case, our success depends not only on whether our technologies are adopted as industry standards for such market, but also on the development of that market, which may not occur. Demand for our technologies in any of these developing markets may not continue to grow, and a sufficiently broad base of consumers and professionals may not adopt or continue to use these technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide select technologies and entertainment for little or no cost, such as many of the services provided in connection with broadband internet services. Moreover, some of these markets are ones in which we have not previously participated and, because of our limited experience, we may not be able to adequately adapt our business and our technologies to the needs of customers in these fields.

If we fail to develop and deliver innovative technologies in response to industry changes, our business could decline.

The markets for our products and the markets for consumer electronics products using our licensed technologies are characterized by rapid change and technological evolution. We will need to expend considerable resources on research and development, or acquisitions, in the future in order to continue to design and deliver enduring, innovative entertainment products and technologies. Despite our efforts, we may not be able to develop, or acquire, and effectively market new products, technologies and services that adequately or competitively address the needs of the changing marketplace. For example, we cannot ensure that Dolby Volume, Dolby’s volume leveling solution designed to address the annoyances of inconsistent loudness, Dolby 3D Digital Cinema, Dolby’s 3D digital cinema solution, Dolby Contrast or Dolby Vision, Dolby’s dynamic range image technologies for LED backlit LCD televisions, will address the needs of the marketplace, be effectively marketed or be successful technologies. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere. Our future success depends to a great extent on our ability to develop, or acquire, and deliver innovative technologies that are widely adopted in response to changes in the entertainment industry and that are compatible with the technologies or products introduced by other entertainment industry participants.

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

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: DivX, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Philips, RealNetworks, Sony, SRS Labs and Thomson. Competitors for our products include: Avica, Audyssey Laboratories, Doremi, DTS, EVS, GDC, Kodak, Linear Acoustic, NEC, Panastereo, Qube, QuVis, REAL D, RED Digital Cinema Camera Company, Sony, Texas Instruments and USL. Competitors for our services include DTS and Sony. In addition, other companies may become competitors in the future. Some people may perceive the quality of sound produced by some of our competitors’ technologies to be equivalent or superior to that produced by ours. In addition, some of our current and/or future competitors may have significantly greater financial, technical, marketing and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, Microsoft and RealNetworks may have an advantage over us in the market for internet technologies because of their greater experience and presence in that market. In addition, some of our current or potential competitors, such as Microsoft and RealNetworks, may be able to offer integrated system solutions in markets for sound or non-sound entertainment technologies, including audio, video and rights management technologies related to personal computers or the internet, which could make competing technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing technologies at lower prices than our technologies, which could adversely affect our operating results. Further, many of the consumer electronics products that include our sound technologies also include sound technologies developed by our competitors. As a result, we must continue to invest significant resources in research and development in order to enhance our technologies and our existing products and services and introduce new high quality technologies, products and services to meet the wide variety of such competitive pressures. Our business will suffer if we fail to do so successfully.

Our operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees and of the satisfaction of our revenue recognition criteria.

Our quarterly operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees and of the satisfaction of our revenue recognition criteria. We recognize license revenue only after we receive royalty reports from our licensees regarding the shipment of their products that incorporate our technologies. As a result, the timing of our revenue depends upon the timing of our receipt of those reports. In addition, it is not uncommon for royalty reports to include positive or negative corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have recognized an unusually large amount of licensing revenue from a licensee in a given quarter because not all of our revenue recognition criteria were met in prior periods. This can result in a large amount of licensing revenue from a licensee being recorded in a given quarter that is not necessarily indicative of the amounts of licensing revenue to be received from that licensee in future quarters, thus causing fluctuations in our operating results. For example, in the third quarter of fiscal 2009 we recognized a total of approximately $21.6 million in licensing revenue from three licensees related to royalties on shipments in prior periods. Moreover, there have been times in the past when we have not recognized large amounts of products and services revenue in a given quarter, or over several quarters, because not all of our revenue recognition criteria were met in prior periods. For example, in the second and third quarters of fiscal 2009 we recognized approximately $22.4 million and $7.9 million, respectively, in products revenue relating to digital cinema related equipment sold in prior periods.

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

Even when a standards-setting body mandates our technologies for a particular market, which we call an “explicit” industry standard, our technologies may not be the sole technologies adopted for that market as an industry standard. Accordingly, our operating results depend upon participants in that market choosing to adopt our technologies instead of competitive technologies that also may be acceptable under such standard. For example, the continued growth of our revenue from the broadcast market will depend upon both the continued global adoption of digital television generally and the choice to use our technologies where it is an optional industry standard.

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

In some cases, the products we sell and the technologies we license to our customers include intellectual property that we have licensed from third parties. Our agreements with these third parties generally require us to pay them royalties for that use, and give the third parties the right to audit our calculation of those royalties. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We have in the past been, and may in the future be, involved in disputes with third party technology licensors regarding license terms.

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

Our inability to deploy our digital cinema servers in significant numbers in the transition to digital cinema, coupled with the price of our products, could limit our future prospects in the digital cinema market and could materially and adversely affect our business.

A small percentage of theatres have adopted digital cinema for the distribution and exhibition of movies. A number of companies offer competing products for digital cinema, some of which are priced lower than our products or offer features, such as support for 4K presentation, that exhibitors may perceive to be potentially advantageous to our products. At least one competitor has a significantly greater installed base of its competing digital cinema playback servers than we do and another competitor has a significantly greater installed base of its competing 3D products than we do, either of which could limit our eventual share of the digital cinema market and materially and adversely affect our operating results. As the market for digital cinema has grown, we have faced more pricing and other competitive pressures than we have traditionally experienced for our traditional cinema products. As a result, we have implemented and may have to continue to implement pricing strategies which will have an adverse impact on our product sales gross margins in the future.

If the market for digital cinema develops more slowly than expected, our future prospects could be limited and our business could be materially and adversely affected.

If the major motion picture studios and the cinema exhibition industry cannot agree on one or more business models for digital cinema equipment financing or if funding is not available on favorable terms or at all, the broad adoption of digital cinema will be delayed further. The conversion of movie theatres from film to digital cinema will require significant capital investment and recent events in the lending market have resulted in system integrator difficulty in obtaining funding delaying broader adoption of digital cinema. We cannot predict how quickly digital cinema will become widely adopted. At present only a small percentage of movie theatres have been converted to digital cinema, and we expect the broad conversion of theatres to digital cinema technologies, if it occurs, to be a multi year process due to both technological and financial obstacles. If the demand for digital cinema equipment develops more slowly than expected, or if there is significant and sustained resistance by the motion picture studios or cinema exhibitors to this technology or the cost of implementation, or if funding is not available on favorable terms or at all, the broad adoption of digital cinema will continue to be delayed which could adversely affect our revenue.

If we do not identify opportunities, respond to challenges and successfully execute our initiatives to participate in the emerging digital cinema market, our future prospects could be limited and our business could be adversely affected.

A small percentage of theatres have adopted digital cinema for the distribution and exhibition of movies. Industry participants continue to discuss business models to facilitate adoption of digital cinema by allocating the costs among industry participants, and the business models that ultimately emerge may vary from country to country. Participating in some of the models under discussion has required and may require us to depart from our traditional model of selling our cinema products pursuant to one time contracts, and could expose us to various risks we have not faced in the past. For example, we have participated in one model by deploying, at our expense, fully integrated digital cinema systems and seeking payment from motion picture distributors for films presented on the systems. Further, as digital cinema has grown the digital cinema initiative specifications as well as exhibitor and studio expectations have evolved. For example, a competitor has introduced a digital cinema solution which supports the presentation of movies with higher resolution “4K” digital cinema projectors. Certain major U.S. exhibitors have announced their intention to outfit their theatres exclusively with 4K digital cinema equipment. Other exhibitors may feel that they need to outfit some of their theatres with 4K digital cinema equipment to compete in the same markets where competitors are promoting 4K solutions. Dolby currently does not offer a digital cinema 4K solution. In fiscal 2007, we introduced Dolby 3D Digital Cinema technology, providing us with an additional opportunity to participate in digital cinema. However, there are risks that recent renewed interest in 3D cinema could be a fad and may not be long lasting and that our business model, which relies on reusable glasses for 3D viewing, will not succeed. If we do not identify and successfully execute on opportunities and respond to challenges to generate revenues from our digital cinema products and services, our future prospects in this market will be limited and our business could be materially and adversely affected.

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

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment chain, including motion picture studios, broadcasters, video game designers, music producers, mobile content producers and manufacturers of consumer electronics products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve. For example, sales of our products and services are particularly dependent upon our relationships with the major motion picture studios and broadcasters, and licensing of our technology is particularly dependent upon our relationships with consumer electronics product manufacturers, media software vendors and integrated circuit, or IC, manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be more likely not to purchase and use our products, services and technologies, or create content incorporating our technologies, which could materially harm our business and prospects. In addition to directly providing substantially all of our revenue, these relationships are also critical to our ability to have our technologies adopted as industry standards. In addition, if major industry participants form strategic relationships that exclude us, whether in products, services or licensing, our business and prospects could be materially adversely affected.

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

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2007, 2008 and the year-to-date period ended June 26, 2009, revenue from outside the United States was 70%, 66% and 65% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

As of June 26, 2009, we had approximately 1,570 individual issued patents and more than 2,050 pending patent applications in nearly 45 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through January 2028. Of these, one patent is scheduled to expire in the remainder of calendar year 2009, 110 patents are scheduled to expire in calendar year 2010 and 34 patents are scheduled to expire in calendar year 2011. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2010 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2026. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

Revisions to patent laws and regulations in the U.S. and abroad may adversely impact our ability to obtain, license and enforce our patent rights.

Our licensing business depends in part on the uniform and consistent treatment of patent rights in the U.S. and abroad. Changes to the patent laws and regulations in the U.S. and abroad may limit our ability to obtain, license and enforce our rights. For example, in recent years the U.S. Congress has considered a number of changes to the patent laws including changes to the calculation of damages for patent infringement. In addition, court and administrative rulings may interpret existing patent laws and regulations in ways that adversely affect our ability to obtain, license and enforce our patents. For example, in recent years the U.S. Supreme Court has issued rulings on the standard for determining whether an invention is obvious, which is a key issue when assessing patentability, the ability of a patent holder to obtain injunctive relief against infringers, and the ability of patent licensees to challenge the patents under which they are licensed. The ruling concerning injunctions may make it more difficult, under some circumstances, for us to obtain injunctive relief against a party that has been found to infringe one or more of our patents, and the ruling regarding patent challenges by licensees could potentially make it easier for our licensees to challenge our patents even though they have already agreed to take a license.

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

Although only a small percentage of theatres have adopted digital cinema technologies for the distribution and exhibition of motion pictures, the number of cinema exhibitors adopting digital cinema for new theatre construction or existing theatre upgrades continues to grow. As exhibitors have constructed new theatres or upgraded existing theatres they have generally chosen digital cinema over traditional film cinema and we expect this trend to continue. While our film sound formats are the de facto standard and our film soundtrack cinema processors are widely used around the world, digital cinema, which is based on open standards, does not include our proprietary audio formats. As the film industry continues to adopt digital cinema, the demand for our traditional cinema products and services has declined significantly and we anticipate that the demand for film based products will continue to decline in future periods. Furthermore, exhibitors adopting digital cinema can choose from multiple digital cinema playback servers other than ours, none of which contain our technologies. A continued decrease in the demand for our traditional film cinema products and services that is not accompanied by a meaningful increase in revenue from digital cinema products and services would adversely affect our revenue stream from the cinema industry.

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

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us or our industry downgrade our stock or the stock of other companies in our industry, or publish inaccurate or unfavorable research about our business or industry, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

We may face many challenges in conducting our joint licensing programs or “patent pools”.

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

Our products are highly complex, and production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time in a cost effective manner, which could harm our competitive position. We recently consolidated our manufacturing operations into a single location and engaged contract manufacturers to begin producing some of our higher volume product lines as needed. Our reliance on contract manufacturers for the manufacture of our higher volume products involves risks, including limited control over timely delivery and quality of such products. If production of our products is interrupted as a result of the consolidation, our use of contract manufacturers or otherwise, we may not be able to manufacture products on a timely basis, and customers may purchase products from our competitors. A shortage of manufacturing capacity for our products could adversely affect our operating results and damage our customer relationships. We generally cannot quickly adapt our manufacturing capacity to rapidly changing market conditions and a contract manufacturer may encounter difficulties as well. Likewise, we may be unable to respond to fluctuations in customer demand. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products. Any inability to respond to fluctuations in customer demand for our products may adversely affect our gross margins.

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

From time to time, one or a small number of our customers or licensees may represent a significant percentage of our products, services or licensing revenue. For example, revenue from two customers represented 10% of total revenue for each customer for the fiscal year-to-date period ended June 26, 2009. Although we have agreements with many of these customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, whether due to strategic redirections or adverse changes in their businesses or for other reasons, could have a significant adverse effect on our operating results.

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

Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. Licensing revenue represented 80%, 84% and 82% of our total revenue in the fiscal years 2007, 2008 and the fiscal year-to-date period ended June 26, 2009, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in some countries or where the initiation of a claim might harm our business relationships. For example, we have many times experienced, and expect to continue to experience, problems with consumer electronics product manufacturers incorporating our technologies into their products without our authorization. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs, which could adversely affect our financial condition and results of operations. We generally seek patent protection for our innovations. However, it is possible that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect particular innovations that later turn out to be important. Moreover, we have limited or no patent protection in particular foreign jurisdictions. For example, in China we have only limited patent protection, especially with respect to our Dolby Digital technologies, and in India we have no issued patents. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may later be found to be invalid or unenforceable. Moreover, we seek to maintain select intellectual property as trade secrets. These trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from them.

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

Our long-term investments include auction rate certificates at fair value. Auctions for these instruments began failing during the second quarter of fiscal 2008 and continued to fail through the end of our third quarter of fiscal 2009, resulting in our inability to liquidate these securities. Moreover, a liquid secondary market has not developed for these instruments. In November 2008, we accepted a rights offering from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS, to liquidate our auction rate certificates held in UBS accounts on February 13, 2008. The rights offering provides us with rights (the “Put Rights”) to sell our auction rate certificates for a price equal to the liquidation preference of the auction rate certificates plus accrued but unpaid dividends or interest, if any, at any time during a two year period from June 30, 2010 through July 2, 2012. There is a risk that UBS will not perform its obligations in accordance with their offer and consequently we may have to write down the value of the Put Rights. Furthermore, there is no assurance that we will be able to recoup our investments in the auction rate certificates.

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

We maintain sales, marketing and business operations in foreign countries, most significantly in the United Kingdom. Consequently, we are exposed to fluctuations in exchange rates associated with the local currencies of our foreign business operations. While nearly all of our revenue is derived from transactions denominated in U.S. dollars, nearly all of our costs from our foreign operations are denominated in the currency of that foreign location. Consequently, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability.

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

Changes in, or interpretations of, accounting principles could result in unfavorable accounting charges.

We prepare our condensed consolidated financial statements in accordance U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:

•	software revenue recognition;

•	accounting for stock-based compensation;

•	accounting for income taxes; and

•	accounting for business combinations and related goodwill.

For example, in December 2007, the FASB issued SFAS 141R which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance.

For the foreseeable future, Ray Dolby or his affiliates will be able to control the selection of all members of our board of directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.

At June 26, 2009, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 60,000,000 shares of our Class B common stock. As of June 26, 2009, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99% of our outstanding Class B common stock, which in the aggregate represented approximately 91% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendants will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Ray Dolby, his affiliates, his family members and descendants will maintain this control even if in the future they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. Absent a transfer of Class B common stock that would trigger an automatic conversion as described above, there is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates, his family members and descendants continue to hold shares of Class B common stock representing approximately 10% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As of June 26, 2009, we had a total of 113,480,939 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.

As of June 26, 2009, our directors and executive officers beneficially held 60,180,000 shares of Class B common stock, 11,828 shares of Class A common stock, vested options to purchase 474,784 shares of Class B common stock and vested options to purchase 350,583 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended June 26, 2009, we issued an aggregate of 167,925 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since June 27, 2009 through July 16, 2009, we issued an aggregate of 40,830 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of approximately $0.5 million in the fiscal quarter ended June 26, 2009, and approximately $0.1 million in the period since June 27, 2009 through July 16, 2009 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of July 16, 2009, options to purchase an aggregate of 1,909,024 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Offer Letter dated April 21, 2009, by and between Murray J. Demo and Dolby Laboratories, Inc., a California corporation

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory arrangement
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2009

DOLBY LABORATORIES, INC.

By:	/s/ Murray J. Demo
Murray J. Demo
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1*	Offer Letter dated April 21, 2009, by and between Murray J. Demo and Dolby Laboratories, Inc., a California corporation

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory arrangement
‡	Furnished herewith