Form 10-K
period 2009-09-25
Dolby Laboratories, Inc.
filed 2009-11-19
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 25, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 27, 2009 was $1,796,518,226. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding at March 27, 2009. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

On October 30, 2009 the registrant had 53,644,626 shares of Class A common stock and 60,381,156 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 25, 2009. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

DOLBY LABORATORIES, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

Dolby Laboratories develops and delivers innovative products and technologies that are used throughout the entertainment industry to produce a more immersive and enjoyable experience. Over the years, Dolby has introduced innovations that have significantly improved audio entertainment, such as noise reduction for the recording and cinema industries and surround sound for cinema and home entertainment. As a result of these innovations, we believe the Dolby brand has come to symbolize a superior entertainment experience.

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

We believe our success in innovating comes as the result of a comprehensive approach to improving the entertainment experience. We focus on developing solutions for use throughout the entertainment industry, including content creation, distribution and playback. Success across these different markets has led to a large ecosystem of both content and devices that incorporate our technologies, and consequently, many households have several devices containing Dolby technologies. We believe we have the opportunity to expand the adoption of our formats for both content and devices because we expect the following factors to increase our potential market:

•	The transition from analog to digital broadcast.

•	The upgrade to high definition (HD) content.

•	The advancement in online and mobile content delivery.

In addition, we plan to pursue opportunities to deliver new innovations in the areas of sound and video. As we pursue these opportunities, we believe our strong technology portfolio, the presence of our audio formats throughout the existing entertainment ecosystem, our highly-skilled personnel and our globally recognized brand will be important strategic assets.

Our Business

We are a global organization that generates revenue by licensing our technologies to manufacturers of consumer electronics products and media software vendors and by selling our professional products and related services to entertainment content creators, producers and distributors. We have licensed our technologies to manufacturers in approximately 25 countries and our licensees distribute products incorporating our technologies throughout the world. We sell our products and services in over 85 countries. In fiscal 2007, 2008 and 2009, revenue from outside the United States was 70%, 66% and 65% of our total revenue, respectively. Geographical data for our licensing, products and services revenue is based on the location of the corporate headquarters of the licensee, the location where the products are shipped or where the services are performed, respectively.

We work across the global entertainment industry in three principal ways:

•	First, we offer products and services for content creators, such as studios and broadcasters, to encode content in Dolby’s formats.

•

Second, we license our technology to consumer electronics manufacturers and software vendors so that consumers can enjoy the content that has been encoded in our proprietary formats. In so doing, we develop and deliver innovations directly to consumer electronics manufacturers.

•

Third, we work directly with standards bodies in an effort to have our formats adopted in their specifications to ensure a common standard across devices and to improve the overall consumer experience.

Dolby Throughout the Entertainment Industry

Content Creation

Our products and services help artists and content producers create an enhanced entertainment experience by incorporating our technologies into their content. Our technologies also help maintain the quality of the sound while enabling it to fit within the storage capacity and distribution limitations of a particular recording platform. In the cinema market, moviemakers use our encoding products and services during film post-production to ensure that their movie soundtracks are recorded properly in analog and digital film formats and will play in theatres as they envision. We also provide services for mastering and packaging high quality video images and sound for the digital cinema business. In the broadcast market, television producers and broadcasters use our professional encoders, decoders and processors to record and transmit both recorded and live television programming with multi-channel sound.

As cinema and broadcast content is repurposed for optical disc, DVD producers use our professional encoders to encode the source audio in Dolby Digital so that the soundtrack can be replayed as originally recorded on the master copy. Our digital audio coding technologies enable sound to be stored efficiently within the limited storage capacity of the DVD, allowing high picture quality while saving space on the disc for foreign language soundtracks, directors’ commentaries and other bonus material. Dolby Digital is a mandated standard in the standard definition DVD format and Blu-ray Disc format. In addition, Dolby TrueHD is an optional Blu-ray Disc format and Dolby Digital Plus is mandated for Blu-ray Live.

Dolby formatted content is also produced by music studios and video game designers, which produce music and gaming content in digital multi-channel sound through the use of our encoding technologies. Consumers are able to encode multi-channel sound by recording home movies in Dolby Digital using HD camcorders. As a result of these developments, the library of Dolby encoded content continues to grow.

Content Distribution

After professional content creators produce their content in formats that incorporate our technologies, distributors use our professional equipment offerings to support the delivery of that content. For example, broadcasters purchase and use our professional broadcasting products to encode programming content for terrestrial, cable and satellite broadcast transmissions to provide high quality surround sound to their audiences. Our digital audio compression technologies enable sound to be recorded and transmitted efficiently, which is especially important in the broadcast industry because transmission bandwidth is limited. Our broadcast products can also facilitate the editing and routing of surround sound in transmission facilities originally designed for stereo audio. Our decoding and monitoring products help content creators accurately evaluate how their soundtracks will be reproduced in broadcast transmissions. Our sound engineers provide training, broadcast system design expertise and on-site technical expertise to broadcasters throughout the world.

As broadcast standards for digital television and HD television develop around the world, a number of countries have adopted Dolby audio formats. We believe this is due, at least in part, to the large number of Dolby products within commercial broadcasters’ existing infrastructures. In North America, Dolby Digital is the standard audio format for digital terrestrial and cable television. In Europe, Dolby Digital Plus is the European Broadcast Union’s recommended audio format for HD broadcast. A number of European countries, including France, Italy and the UK, have adopted Dolby Digital Plus as well as high efficiency-advanced audio coding, or HE-AAC, in their HD terrestrial broadcast standards. Other countries, such as Brazil, have adopted HE-AAC in their standards. Additionally, Dolby Digital Plus is now offered as part of the HD services provided by commercial satellite providers throughout Europe.

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

Content Playback

We license our decoding technologies to manufacturers of consumer electronics products including manufacturers of DVD players, Blu-ray players, DVD recorders, personal computers, digital televisions, mobile devices, video game consoles, set top boxes, home-theaters-in-a-box, portable media devices, audio/video receivers, in-car entertainment systems and other consumer electronics products. We also license our decoding technologies to media software vendors such as operating system vendors and independent software vendors. Consumer electronics products incorporating our technologies are distributed throughout the world. In some cases our licensees sell products that incorporate our technologies to other manufacturers, who incorporate these products in cars, personal computers or other products that are then sold to consumers. Our trademarks are often displayed on content and consumer electronics products that incorporate our technologies, so content providers and manufacturers can indicate to consumers that their products meet our technical and quality standards.

For many types of consumer electronics products, our technologies are included in explicit industry standards, meaning that standards-setting bodies have mandated the inclusion of these technologies in a particular type of product. For example, our Dolby Digital technology is mandated in all DVD and Blu-ray Disc players, and Dolby Digital Plus is mandated for secondary track playback through Blu-ray Live. These devices include stand-alone players as well as many gaming consoles, such as the Sony PlayStation 3 and the Xbox 360 and personal computer shipments that incorporate multimedia software with DVD playback, or PC operating systems, such as Vista Home Premium, Vista Ultimate, Windows 7 Home Premium, Windows 7 Ultimate, Windows 7 Professional, Windows 7 Enterprise and Apple Leopard.

In addition, Dolby technologies are de facto industry standards in many consumer electronics products, meaning that although not specifically mandated by a standards board, these technologies are nevertheless widely adopted for a particular type of product. For example, in audio/video receivers, manufacturers incorporate Dolby Digital as well as other Dolby technologies such as Pro Logic decoding even though they are not explicitly mandated. In the broadcast market, even prior to the adoption of high definition terrestrial broadcast standards mandating Dolby technologies, many European HD broadcasters began broadcasting in Dolby Digital or Dolby Digital Plus leading manufacturers to include these technologies in many of their European television and set top box shipments.

Cinema operators purchase our traditional cinema audio processors, cinema adapters and sound readers to decode movie soundtracks encoded in Dolby SR (Spectral Recording) or Dolby Digital. Cinema operators also use our digital cinema servers to load, store, decode, re-encrypt and deliver digital movies to digital cinema projectors for video playback.

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

Our Strategy

The global entertainment industry is in the midst of three important trends:

•	The global transition from analog to digital broadcast.

•	The upgrade to HD content.

•	The advancement in online and mobile content delivery.

We believe these trends are helping to increase the total addressable market for our core audio formats while creating new opportunities for us to deliver complementary technologies that improve the sound and video experiences. Our strategy includes the following key elements:

Growing our core business by driving the adoption of our multi-channel audio formats globally

We believe consumers have come to expect surround sound in high quality entertainment. With the global transition to digital broadcast, the upgrade to HD and the advancement in online and mobile delivery, consumers now can receive high quality content in a greater variety of ways. We believe these trends are creating an opportunity for us to increase the adoption of our multi-channel formats globally.

The trends have caused content creators to focus on delivering content across a multitude of media, including cinema, optical disc, broadcast, online and mobile. Each of these media has different bandwidth and performance requirements. To address the technical needs of each of these media, we offer a portfolio of multi-channel formats, including Dolby Digital, Dolby Digital Plus and HE-AAC, each providing a surround sound experience optimized for various bandwidth limitations.

In our broadcast market, we have the opportunity to increase the adoption of our multi-channel formats globally as more countries transition from analog to digital broadcast and offer HD content. We believe the efficiency and quality of our multi-channel formats are well suited for digital broadcast bandwidth requirements and the HD content premium experience. As the world transitions to digital and HD broadcast, we will seek to increase the adoption of our multi-channel formats.

While we have experienced strong success in increasing the adoption of our formats in digital broadcast to date, we believe there are still significant opportunities for growth. Our multi-channel formats have been adopted worldwide in terrestrial digital television standards and, as a result, our technologies are in a large percentage of global digital television shipments. Despite this success, opportunities remain in that digital television shipments were less than 50% of total global television shipments. We will seek to increase the adoption and implementation of our technologies as the world moves to digital television.

We believe our multi-channel formats are also well suited for mobile and online delivery. In the mobile market, HE-AAC has been selected as an optional technology for use in third generation (“3G”) mobile devices and, as a result, is incorporated into many of these 3G devices. In addition, we have made progress expanding the adoption of our post-processing technology, Dolby Mobile, which is optimized and designed to enhance the audio quality of media delivered on mobile devices. Dolby Mobile provides an improved audio experience on mobile devices and we believe that it is a complementary technology to HE-AAC. We are also focused on extending our technologies to the online channel of distribution. We believe we have an opportunity to have our multi-channel formats adopted in next generation delivery platforms and in emerging types of entertainment devices that receive that content.

Developing new audio innovations

We believe our long history of developing innovative audio technologies and the established presence of our multi-channel formats on many of the world’s most popular devices provides us with the opportunity to continue to develop and deliver new innovations in the area of sound, such as dynamic volume control. We believe our expertise, developed through bringing solutions to the professional community such as volume control and noise reduction, is transferable to solving challenges inherent in today’s consumer devices. We believe the presence of our formats on many existing professional and consumer devices along with our recognized brand are key strengths as we strive to bring these additional technologies to market.

Developing video technologies

We have been successful in developing audio technologies that make the entertainment experience more real and immersive. While we continue to focus on our strengths in the audio market, we are exploring opportunities within the video market. We have developed and obtained video technologies and expertise through our digital cinema initiative and our April 2007 acquisition of Brightside Technologies, Inc., a provider of high dynamic range image technology. We plan to leverage these technologies and expertise in an effort to make the video entertainment experience more real and immersive.

Building on the strength of the Dolby brand

We intend to continue to enhance and build on the strength of the Dolby brand and our reputation as a trusted provider of entertainment technologies for professional and consumer applications. We actively encourage our customers to place our trademarks on their products in conjunction with the inclusion of our technologies which we license separately. In particular, we provide marketing materials such as posters, trailers and plaques to cinema operators for exhibition in their theatres to help them promote the quality of experience that is associated with our brand. We also work with consumer electronics and personal computer manufacturers to incorporate our technologies in, and display our trademark on, their products. The inclusion of the Dolby trademark on a product informs audiences and consumers that the product incorporates our technologies and meets our quality standards, and we believe this helps consumer electronics manufacturers sell their products. We intend to continue to encourage the use of our trademarks throughout the entertainment industry so that professionals and consumers alike will know that we have helped ensure consistent quality as content moves throughout the entertainment industry. We believe that the strength of our brand in the entertainment industry also assists us in bringing new audio and video technologies to market.

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

In addition, we are focused on enhancing the audio experience of non-professional user generated content. For example HD camcorders enable consumers to encode home movies in Dolby surround sound, Dolby Digital 5.1 Creator technology enables users to record home movies with Dolby Digital surround sound and Dolby Digital Stereo Creator allows users to author DVDs with Dolby Digital stereo soundtracks.

Continuing to promote adoption of our technologies in industry standards

We believe that the entertainment industry will continue to evolve towards an improved entertainment experience through the adoption of global technical standards and we intend to continue to actively seek to have our technologies adopted in industry standards. We intend to continue to develop, maintain and strengthen our relationships within the broad spectrum of entertainment industry participants, professional organizations and standards-setting bodies throughout the world to help guide the development of new industry standards, as well as the direction of our own technologies to meet those standards.

How We Derive Revenue

We derive revenue by licensing our technologies to media software vendors and manufacturers of consumer electronics products, including manufacturers of DVD players, Blu-ray players, DVD recorders, personal computers, digital televisions, mobile devices, video game consoles, set top boxes, home-theaters-in-a-box, camcorders, portable media devices, audio/video receivers, in-car entertainment systems and other consumer electronics products, as well as by selling our professional products and related services. We generate a significant portion of our revenue from outside the United States. Financial information by geographical area is set forth in Note 10 “Segment and Geographic Information” to our Consolidated Financial Statements in this report.

Licensing

We license our technologies to manufacturers of consumer electronics products and media software vendors. Our licensing arrangements typically entitle us to receive a specified royalty for every product shipped by our licensees that incorporates our technologies. We also collect fees for administering joint patent licensing programs (informally known as “patent pools”) on behalf of third parties. In fiscal 2007, 2008 and 2009, our licensing revenue represented 80%, 84% and 83% of our total revenue, respectively.

Two-Tier Licensing Model.    Most of our licensing business consists of a two-tier licensing model whereby our technology algorithms, embodied in reference software and firmware code, are first provided under license to a semiconductor manufacturer, which incorporates our technologies in semiconductor chips such as an integrated circuit, or IC. Our licensed semiconductor manufacturers, which we refer to as “implementation licensees,” then sell their ICs to manufacturers of consumer electronics products, which also hold licenses to use our technologies and which we refer to as “system licensees.” Our system licensees separately obtain licenses from us that allow them to make and sell end user consumer electronics products, such as DVD players, Blu-ray players, DVD recorders, personal computers, digital televisions, mobile devices, video game consoles, set top boxes, home-theaters-in-a-box, camcorders, portable media devices, audio/video receivers, in-car entertainment systems and other consumer electronics products, and that incorporate ICs purchased from our implementation licensees.

Our implementation licensees may use our reference software and other licensed know-how directly to build and sell core technologies such as ICs or software library modules. The implementation licensees pay us a one time, upfront administrative fee per license. In exchange, the licensee receives a licensing package, which includes certain information useful in implementing our technologies into their chipsets. Once the licensee has built its chipset, it sends us a sample for quality control evaluation. If we approve the implementation design, the licensee is permitted to sell the chipset only to our system licensees. We do not receive any royalties from implementation licensees.

Our system licensees pay us an initial fee for the technologies they choose to license from us. We deliver a licensing package to system licensees. This package includes useful information for utilizing our technologies within the licensee’s products. System licensees are required to provide us with prototypes of products that incorporate our technologies for quality control evaluation. If the design is approved, the licensee is permitted to buy implementations from any implementation licensee and to sell approved products to retailers, distributors and consumers. Unlike sales of ICs by implementation licensees, sales of consumer electronics products incorporating our technologies by system licensees are royalty-bearing, generally based upon the number of units shipped by the system licensees that incorporate our technologies. We have active licensing arrangements with approximately 400 electronics product manufacturers and software developer licensees with corporate headquarters located in approximately 25 countries.

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

Licensing of Patent Pools.    Through our wholly owned subsidiary, Via Licensing, we administer joint patent licensing programs, or patent pools, on behalf of third party patent owners. Some of the patent pools also include our patents. These patent pools allow product manufacturers streamlined access to certain essential patents to standardized technologies in the fields of audio coding, interactive television, digital radio and wireless technologies.

Products

We design and manufacture video and audio products for the motion picture and broadcast industries. These video and audio products, which are distributed in over 50 countries, are used in content creation, distribution and playback to improve image and sound quality, provide surround sound and increase the efficiency of sound storage and distribution. Our product sales are derived from sales of digital cinema servers which load, store, decrypt and decode encrypted digital film files for presentation on digital projectors in theatres as well as sales of our digital 3D products which provide 3D capabilities. Product sales are also derived from sales of our traditional cinema processors, which movie theatres use to process film soundtracks, and to a lesser extent, sales of broadcast products used to encode and distribute content to viewers. We also offer related digital cinema processors and media adapters to decode digital cinema soundtracks, and digital cinema accessories to interface our digital cinema servers with theatres’ existing automation systems. Digital cinema is based on open standards, which unlike traditional cinema do not include our proprietary audio formats. In fiscal 2007, 2008 and 2009, our product revenue represented 14%, 11% and 13% of our total revenue, respectively.

Services

We offer a variety of services to support production of motion picture, broadcast, music and video game content. Our engineers work alongside filmmakers, television broadcasters, music producers and video game designers to help them use our products and technologies to create and reproduce the content they envision. We typically enter into service agreements with motion picture studios or filmmakers in connection with the production of a particular film to provide them with production services related to the preparation of a Dolby soundtrack, such as equipment calibration, mixing room alignment and equalization. Under these agreements, we provide our encoders to the studios for use during sound mixing, enabling them to create films with Dolby soundtracks using our proprietary technologies. We also provide professional film mastering services to prepare movies for digital release. In addition, we sometimes provide other services, for an additional charge, such as print checking and theatre system calibration for important screenings, such as premieres, film festivals and press screenings. Our engineers also provide training, system design expertise and on-site technical expertise to cinema operators throughout the world to help them configure their theatres and equipment to ensure that movies are replayed with consistent high quality. In fiscal 2007, 2008 and 2009, our services revenue represented 6%, 5% and 4% of our total revenue, respectively.

Our Technologies and Products

Our core technologies are signal processing systems that improve basic sound quality or enable surround sound in movie soundtracks, DVDs, Blu-ray Discs, personal computers, digital televisions, mobile devices, video games and satellite and cable broadcasts. Many of our technologies are incorporated into professional products that we manufacture, including cinema sound processors and digital audio encoders and decoders. We have also expanded our focus on developing and delivering new audio and video technologies that enhance the entertainment experience, including audio technologies for mobile devices and video technologies for digital 3D, digital cinema and LED backlit LCD televisions.

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

•

Dolby Digital Plus – Dolby Digital Plus is a digital audio coding technology, built as an extension to Dolby Digital technologies. With the addition of new coding techniques and an expanded bitstream structure, Dolby Digital Plus offers greater efficiency for lower bitrates, as well as the option for more channels and higher bitrates. Dolby Digital Plus can support a wide range of current and emerging applications such as digital television, internet delivered audio for interactive programs and HD video disc formats. Dolby Digital Plus is compatible with all existing Dolby Digital equipped consumer electronics.

•

Advanced Audio Coding (AAC) – AAC is a high quality audio coding technology appropriate for many broadcast and electronic music distribution applications. We are one of the original four developers of this technology.

•

HE-AAC – HE-AAC is a high quality, highly efficient audio compression format designed for broadcast, download and streaming content. HE-AAC adds spectral band replication to AAC. We are one of the primary developers of this technology.

•

Dolby Pulse – Dolby Pulse is an optimized HE-AAC coding technology that combines the efficiency of HE-AAC with Dolby metadata capability, providing consistency and compatibility for Dolby enabled, bandwith-critical applications such as digital cable and satellite broadcasting, HDTV, IPTV, mobile phones, portable media players and online entertainment.

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

•	Dolby E – Dolby E is a professional digital audio coding system developed to assist with the conversion of two channel broadcast facilities to multi-channel audio.

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

•	Dolby Pro Logic IIz – Dolby Pro Logic IIz is Dolby’s newest matrix decoding technology which adds the dimension of height to surround sound playback.

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

•

Dolby Axon – Dolby Axon is a voice technology that enables a realistic 3D voice experience which matches the game environment. Dolby Axon’s distance attenuation allows online gamers to perceive other players’ locations and its surround panning helps gamers to locate competitors spatially within the game environment.

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

Our Products

•	Traditional Cinema Processors – used to read, decode and play back a film’s soundtrack and calibrate the sound system in a movie theatre.

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

•

Digital 3D Products – deliver a 3D image with an existing digital cinema server and white screen, providing exhibitors a flexible 3D solution. Our Dolby 3D glasses feature high-quality multicoated glass lenses with a special curvature that delivers 3D images.

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

Sales and Marketing

We sell and market technologies, products and services throughout the entertainment industry through an internal sales staff and distributors. We maintain sales offices in the United States, the United Kingdom, Japan, China, Taiwan, Germany, the Netherlands, South Korea and India.

We focus our marketing efforts on consumer electronics, personal computer, broadcast, cinema, production services, gaming, automotive, video and mobile. We reach these markets primarily through industry trade shows, public relations, our website, partner events, collateral and sales training.

Products and Technology

Research and Development

Historically, we have focused our research and development primarily on audio signal processing technologies. Increasingly, we have expanded our research and development efforts into new sound and video areas. By focusing on creation, proof of feasibility and early stage prototyping of patentable new sound, image and related technologies, the research group serves as a source of new technologies for the engineering and technology development teams. The research group also helps identify, investigate and analyze new long-term opportunities, helps develop our technology strategy and provides support for internally developed and externally acquired technologies.

Engineering and technology development teams take the technologies developed by the research group and further develop such technologies for use in our professional products and by our licensees. In addition, our engineering and technology development teams are involved in the commercialization of technologies created by third parties.

We conduct our research and development activities at a number of locations, including Burbank, San Francisco and Santa Clara, California, Yardley, Pennsylvania, Sydney, Australia, Vancouver, Canada, Stockholm, Sweden and Nuremberg, Germany. Our research and development expenses were $44.1 million, $62.1 million and $66.7 million, in fiscal 2007, 2008 and 2009, respectively.

Product Manufacturing

During fiscal 2009, we consolidated our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility to improve efficiencies. Our strategy is to focus our internal manufacturing capacity on multiple lower volume products and engineering prototypes. We use contract manufacturers to support higher volume products as necessary. This hybrid model is designed to provide us the capacity to scale production when needed.

Our product quality is ensured through the use of highly automated assembly processes and rigorously testing our products to ensure that they meet all published specifications.

We purchase components and fabricated parts from multiple suppliers. We rely on sole source suppliers for some of the components that we use to manufacture our products. We source components and fabricated parts locally, but we also buy globally in order to ensure continued supply.

Customers

We license our technologies to media software vendors, such as operating system vendors and independent software vendors, and integrated circuit manufacturers. Our licensees also include manufacturers of home audio and video products, set top boxes, video game consoles, mobile devices, in-car entertainment systems and PC manufacturers.

We have customers in a wide range of entertainment industries and sell our professional products either directly to the end user customer or, more commonly, through dealers and distributors. Users of our professional products and services include movie studios, cinema operators, film distributors, broadcasters and video game designers.

In fiscal 2009, Microsoft Corporation, one of our licensees, accounted for approximately 10% of our total revenue.

Competition

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: DivX, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Philips, RealNetworks, Sony, SRS Labs and Thomson. In addition, other companies may become competitors in the future. Competitors for our products include: Avica, Audyssey Laboratories, Beufort International Group, Doremi, EVS, GDC, Kodak, Linear Acoustic, NEC, Panastereo, Qube, QuVis, REAL D, Sony, Texas Instruments and USL. Competitors for our services include DTS and Sony. Some of our current and future competitors may have significantly greater financial, technical, marketing and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, some of our current or potential competitors may have an advantage over us in the market for internet technologies because of their greater experience in that market. In addition, some of our current or potential competitors may be able to offer integrated system solutions in certain markets for sound or non-sound entertainment technologies, including audio, video and rights management technologies related to personal computers or the internet, which could make competing technologies that we develop or acquire unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing technologies at lower prices than our technologies, which could adversely affect our operating results.

One of our competitors has introduced a digital cinema solution which supports the presentation of movies with higher resolution “4K” digital cinema projectors. Certain major U.S. exhibitors have announced their intention to outfit their theatres exclusively with 4K digital cinema equipment. Other exhibitors may feel that they need to outfit some or all of their theatres with 4K digital cinema equipment to compete in the same markets where competitors are promoting 4K solutions. Dolby currently does not offer a 4K digital cinema solution. If we do not offer a solution that supports 4K presentation, our future prospects in digital cinema may be limited and our business could be adversely affected.

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

As of September 25, 2009, we had approximately 1,600 individual issued patents and approximately 2,000 pending patent applications in nearly 45 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through January 2028. Of these, 110 patents are scheduled to expire in calendar year 2010, 34 patents are scheduled to expire in calendar year 2011 and 51 patents are scheduled to expire in calendar year 2012. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2010 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2025. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2024. We pursue a general practice of filing patent applications for our technology in the United States and various foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technology innovations. We have multiple patents covering unique aspects and improvements for many of our technologies.

We have nearly 960 trademark registrations throughout the world for a variety of word marks, logos and slogans. Our marks cover our various products, technologies, improvements and features, as well as the services that we provide. Our trademarks are an integral part of our licensing program and licensees typically elect to place our trademarks on their products to inform consumers that their products incorporate our technology and meet our quality specifications. Our trademarks include the following:

Examples of our Word Trademarks

• Dolby • Dolby Digital • Dolby Digital Plus • Dolby Home Theater	• Dolby Mobile • Dolby Headphone • Dolby TrueHD • Dolby Digital Cinema

Examples of our Logo Trademarks

We actively attempt to enforce our intellectual property rights both domestically and in foreign countries. However, in the past we have experienced problems with consumer electronics product manufacturers in emerging economies, such as China, failing to report or underreporting shipments of their products that incorporate our technologies and problems with implementation licensees selling ICs with our technologies to third parties that are not system licensees, and we expect to continue to experience such problems in the future. In addition, we have experienced similar problems in other countries where intellectual property rights are not as respected as they are in the United States, Japan and Europe.

Moreover, we have relatively few or no issued patents in certain countries. For example, in China and Taiwan we have only limited patent protection, especially with respect to our Dolby Digital technologies and consequently, in the future may recognize less revenue from Dolby Digital from those regions. In India, we have no issued patents for Dolby Digital technologies. Consequently, maintaining or growing our licensing revenue in developing countries such as China, Taiwan and India will depend, in part, on our ability to obtain patent rights in these counties, which is uncertain. Moreover, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is likewise uncertain.

Employees

As of September 25, 2009, we had 1,135 employees worldwide of which 317 employees were based outside of the United States. None of our employees are subject to a collective bargaining agreement. We believe that our employee relations are good.

Corporate and Available Information

We were founded in London, England in 1965 and incorporated as a New York corporation in 1967. We reincorporated in California in 1976 and reincorporated in Delaware in September 2004. Our principal corporate offices are located at 100 Potrero Avenue, San Francisco, California 94103, and our telephone number is (415) 558-0200.

Our internet address is www.dolby.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission, or the SEC. Our SEC reports can be accessed through the Investor Relations section of our internet website. The information found on our internet website is not part of this or any other report we file with or furnish to the SEC.

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

Our business is particularly exposed to adverse changes in general economic conditions, because products that incorporate our technologies are entertainment-oriented and generally discretionary goods, such as DVD players, personal computers, digital televisions, mobile devices, set top boxes, home–theaters–in–a–box, camcorders, portable media devices, gaming systems, audio/video receivers and in-car entertainment systems. The global recession has adversely affected consumer confidence, disposable income and spending. These conditions may persist or worsen and sales by our licensees of consumer electronics and other products incorporating our technologies may not grow as rapidly as in prior periods or may decrease, which would adversely affect our licensing revenue. Moreover, we do not believe that the full effects of these conditions are reflected in our financial results to date as the majority of our licensing revenue is recognized one quarter after our licensees ship products to their customers. In addition, consumer spending slowdowns have impacted, and likely will continue to negatively impact, the motion picture industry and cinema owners, resulting in decreased product sales and services. Consequently, we do not expect to sustain our prior levels of revenue growth in fiscal 2010. While we expect revenue will remain relatively flat or grow in the low single digits in fiscal 2010 compared to fiscal 2009, revenue could decline. Furthermore, deteriorating economic conditions result in a greater likelihood that more of our licensees and customers will become delinquent on their obligations to us or be unable to pay, which in turn, could result in a higher level of write-offs, all of which would adversely affect our earnings. Moreover, deteriorating economic conditions and other factors may result in increased underreporting and non-reporting of royalty bearing revenues by our licensees as well as increased unauthorized use of our technologies, which would adversely affect our earnings.

To the extent that sales of personal computers with Dolby technologies decline, our licensing revenue will be adversely affected.

Historically, PC manufacturers have frequently included DVD playback functionality as part of the software applications included in their products. Two of six editions of Microsoft’s Windows Vista operating system, the Vista Home Premium Edition and the Vista Ultimate Edition, include Dolby technologies which help enable DVD playback functionality and DVD authoring capabilities. In addition, many major PC manufacturers continue to include additional DVD software applications which offer added DVD functionality not included in the Microsoft operating systems. Microsoft’s newest operating system, Windows 7, became generally available in October 2009. Windows 7 includes Dolby technologies, including Dolby’s next generation audio codec, Dolby Digital Plus, in the four Windows 7 editions that include DVD software applications. There are risks and uncertainties associated with this opportunity. Due in part to Windows 7 DVD playback enhancements and pricing pressure, we expect some PC manufacturers in the future will exclude additional DVD software applications on personal computers that include Windows 7 Home Premium, Professional, Enterprise and Ultimate editions. Additionally, it is uncertain at what pace consumer and business customers will migrate from their current operating systems to the Windows 7 operating system and what the adoption rate of the editions with Dolby technologies will be. In addition, a growing number of lower priced PCs, particularly netbooks, are being sold or are anticipated to be sold which do not have Dolby technologies. Consumers may elect to purchase these lower priced PCs instead of computers with DVD playback functionality and Dolby technologies. Revenue from our PC market decreased from fiscal 2008 to fiscal 2009 and may decline in the future. Future shipments of PCs with Dolby technologies could also decline. If any of the foregoing occur, our licensing revenue will be adversely affected.

Sales of component DVD players have declined significantly and we expect them to decline further. To the extent that sales of component DVD players continue to decline or alternative technologies in which we do not participate replace DVDs or Blu-ray Disc as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Until a few years ago, growth in our revenue had been the result, in large part, of the rapid growth in sales of component DVD players incorporating our technologies. However, as the markets for DVD players have matured, sales of component DVD players have declined significantly and we expect future sales of component consumer DVD players to continue to decline. Future revenue from Blu-ray Disc player may not offset future declines in revenue from standard definition DVD players, which would adversely affect our licensing revenue. In addition, if new technologies or distribution channels are developed that compete with or replace DVD and Blu-ray Disc players as dominant media for consumer video entertainment, we may not be able to develop complementary technologies for and generate revenue from those new technologies or distribution channels. Furthermore, new technologies or distribution channels may be less profitable for us than DVD and Blu-ray Disc players. Any of the foregoing could adversely affect our business and operating results.

Failure to increase our revenues and keep our expenses consistent with revenues could prevent us from maintaining profitability at recent levels.

Although we endeavor to effectively control our operating expenses, we expect to incur increased operating expenses in fiscal 2010 as we have large fixed expenses and plan to increase sales and marketing and research and development activities in an effort to promote both short and long term growth. Due to our expected operating expenses and the challenges of increasing revenue in the current environment, our income from operations and cash flows from operating and investing activities in fiscal 2010 could be lower than in fiscal 2009. As a result, we may not be able to continue to maintain our current level of profitability in fiscal 2010 or on a quarterly or annual basis thereafter.

We depend on the sale by our licensees of products that incorporate our technologies, and a reduction in those sales would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer electronics product manufacturers. Licensing revenue represented 80%, 84% and 83% of our total revenue in fiscal 2007, 2008 and 2009, respectively. We do not manufacture consumer electronics products ourselves and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products and media software vendors to pay us a specified royalty for every electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our revenue will decline. Moreover, we have a widespread presence in markets for electronics products, such as the consumer electronics product market, which includes DVD players, audio/video receivers and other home theater consumer electronics products, and, as a result, there is little room for us to further penetrate such markets. Lower sales of products incorporating our technologies could occur for a number of reasons. Changes in consumer tastes or trends, changes in industry standards or adverse changes in business and economic conditions, may adversely affect our licensing revenue. Increasing market saturation, durability of products in the marketplace, competing products and alternate consumer entertainment options could adversely affect demand for new products incorporating our technologies.

Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

Maintaining and strengthening the Dolby brand is critical to maintaining and expanding our licensing, products and services, as well as to our ability to enter new markets for our sound and other technologies. Our continued success depends, in part, on our reputation for providing high quality products, services and technologies across a wide range of entertainment industries, including the consumer electronics products industry. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business and prospects will suffer. Moreover, we believe that the likelihood that our technologies will be adopted as industry standards in various markets and for various applications depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to accept, as an industry standard, technologies developed by a well-respected and well-known brand. Our ability to maintain and strengthen our brand will depend heavily on our ability to continue to develop innovative technologies for the entertainment industry, to successfully enter into new markets and to continue to provide high quality products and services, which we may not do successfully. Establishing brand recognition is particularly challenging in newer markets in which we have limited experience.

Inaccurate licensee royalty reporting and unauthorized use of our intellectual property could materially adversely affect our operating results.

Our licensing revenue is generated primarily from consumer electronics product manufacturers and media software vendors who license our technologies and incorporate them in their products. Under our existing arrangements, these licensees typically pay us a specified royalty for every product they ship that incorporates our technologies. We rely on our licensees to accurately report the number of units shipped that incorporate our technologies. We calculate our license fees, prepare our financial reports, projections and budgets, and direct our sales and product development efforts based on these reports we receive from our licensees. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately. This is made more difficult because in the past we have experienced problems with implementation licensees selling ICs with our technologies to third parties that are not system licensees and not reporting these sales. This is especially true with respect to software incorporating our technologies because software can be copied relatively easily and we often do not have easy ways to determine how many copies have been made. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive, time consuming and potentially detrimental to our ongoing business relationships with our licensees. In the past, licensees, particularly in emerging economies, such as China, have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalty bearing revenues by licensees, which could adversely affect our operating results. Conversely, to the extent that our licensees overstate the number of products incorporating our technologies, or report the products under the wrong categories, negative corrections could result in reductions of royalty revenue in subsequent periods. In addition, some of our licensees may begin to more closely scrutinize their past or future licensing statements which may result in an increased receipt of negative corrective statements.

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

We expect that the future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new opportunities for our technologies, including:

•	Digital television broadcasting;

•	HDTV;

•	Personal computer technology;

•	Blu-ray Disc;

•	Mobile devices;

•	Personal audio and video players, including internet music applications;

•	Video game consoles and video games;

•	Imaging; and

•	Broadband internet.

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

If we fail to develop and deliver innovative technologies in response to industry and technology changes, our business could decline.

The markets for our products and the markets for consumer electronics products using our licensed technologies are characterized by rapid change and technological evolution that can render our technologies and products obsolete or unmarketable. The process of developing new technologies is complex and uncertain. We will need to expend considerable resources on research and development, or acquisitions, in the future in order to continue to design and deliver enduring, innovative entertainment products and technologies. Despite our efforts, we may not be able to develop, or acquire, and effectively market new products, technologies and services in a timely manner that adequately or competitively address the needs of the changing marketplace. For example, we cannot ensure that Dolby Axon, Dolby Mobile, Dolby Volume, Dolby Contrast or Dolby Vision will address the needs of the marketplace, be effectively marketed or be successful technologies. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere. Our future success depends to a great extent on our ability to develop, or acquire, and deliver innovative technologies in a timely manner that are widely adopted in response to changes in the entertainment industry and that are compatible with the technologies or products introduced by other entertainment industry participants.

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

In addition, many of the non-sound technology markets which we are targeting are relatively new and may not develop as we currently anticipate. Moreover, although we believe that many of the technological advances we may develop or acquire for digital cinema may have applicability in other areas, such as broadcasting or consumer electronics products, we may not ever be able to achieve these anticipated benefits in these other markets. A number of competitors and potential competitors may develop non-sound technologies similar to those that we develop or acquire, some of which may provide advantages over our products, technologies and services. Some of these competitors have much greater experience and expertise than we do in the non-sound fields we may enter. The non-sound products, technologies and services we expect to market may not achieve or sustain market acceptance, may not meet industry needs, and may not be accepted as industry standards. If we are unsuccessful in selling non-sound products, technologies and services, the future growth of our business may be limited. In addition, our efforts to enter or strengthen our positions in non-sound markets may be tied to the success of specific programs.

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

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: DivX, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Philips, RealNetworks, Sony, SRS Labs and Thomson. Competitors for our products include: Avica, Audyssey Laboratories, Beaufort International Group, Doremi, EVS, GDC, Kodak, Linear Acoustic, NEC, Panastereo, Qube, QuVis, REAL D, Sony, Texas Instruments and USL. Competitors for our services include DTS and Sony. In addition, other companies may become competitors in the future. Some people may perceive the quality of sound produced by some of our competitors’ technologies to be equivalent or superior to that produced by ours. In addition, some of our current and/or future competitors may have significantly greater financial, technical, marketing and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, some of our current or potential competitors may have an advantage over us in the market for internet technologies because of their greater experience and presence in that market. In addition, some of our current or potential competitors may be able to offer integrated system solutions in markets for sound or non-sound entertainment technologies, including audio, video and rights management technologies related to personal computers or the internet, which could make competing technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing technologies at lower prices than our technologies, which could adversely affect our operating results. Further, many of the consumer electronics products that include our sound technologies also include sound technologies developed by our competitors. Another competitor has introduced a digital cinema solution which supports the presentation of movies with higher resolution “4K” digital cinema projectors. Dolby currently does not offer a 4K digital cinema solution. As a result, we must continue to invest significant resources in research and development in order to enhance our technologies and our existing products and services and introduce new high quality technologies, products and services to meet the wide variety of such competitive pressures. Our business will suffer if we fail to do so successfully.

Our operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees and of the satisfaction of our revenue recognition criteria.

Our quarterly operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees and of the satisfaction of our revenue recognition criteria. We recognize license revenue only after we receive royalty reports from our licensees regarding the shipment of their products that incorporate our technologies and after all other revenue recognition criteria are met. As a result, the timing of our revenue depends upon the timing of our receipt of those reports and when we cannot determine the creditworthiness of our customers, the receipt of cash. In addition, it is not uncommon for royalty reports to include positive or negative corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have recognized an unusually large amount of licensing revenue from a licensee in a given quarter because not all of our revenue recognition criteria were met in prior periods. This can result in a large amount of licensing revenue from a licensee being recorded in a given quarter that is not necessarily indicative of the amounts of licensing revenue to be received from that licensee in future quarters, thus causing fluctuations in our operating results. For example, in the third quarter of fiscal 2009 we recognized a total of approximately $21.6 million in licensing revenue from three licensees related to royalties on shipments in prior periods. Moreover, there have been times in the past when we have not recognized large amounts of products and services revenue in a given quarter, or over several quarters, because not all of our revenue recognition criteria were met in prior periods. For example, in fiscal 2009, we recognized approximately $38.6 million of previously deferred digital cinema product revenue, including $25.1 million relating to products sold in years prior to fiscal 2009.

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

When a standards-setting body mandates our technologies as explicit industry standards, we generally must agree to license such technologies on a fair, reasonable and non-discriminatory basis, which could limit our control over the use of these technologies. In these situations, we must often limit the royalty rates we charge for these technologies, which could adversely affect our revenue. Furthermore, we may be unable to limit to whom we license such technologies, and may be unable to restrict many terms of the license. From time to time we may be subject to claims that our licenses of our industry standard technologies may not conform to the requirements of the standards-setting body. Private parties have raised this type of issue with us in the past. Allegations such as these could be asserted in private actions seeking monetary damages and injunctive relief, or in regulatory actions. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies in ways that could injure our reputation and otherwise materially and adversely affect our business, operating results and prospects.

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

Our licensing revenue from consumer electronics product manufacturers depends in large part upon the availability of integrated circuits, or ICs, that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer electronics products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce and then sell them to licensed consumer electronics product manufacturers. We do not control the IC manufacturers’ decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts nor predict their success. As a result, if these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if, for any reason, they sell fewer ICs incorporating our technologies, our operating results will be adversely affected. Furthermore, we rely on IC manufacturers to report to us the number of ICs sold that incorporate our technologies so that we can track the accuracy of system licensee reporting. We have experienced problems in the past with IC manufacturers selling ICs with our technologies to third parties that are not system licensees, which has resulted in lost revenue.

Pricing pressures on the electronics product manufacturers who incorporate our technologies into their products could limit the licensing fees we charge for our technologies, which could adversely affect our revenues.

The markets for the consumer electronics products in which our technologies are incorporated are intensely competitive and price sensitive. Retail prices for consumer electronics products that include our sound technology, such as DVD players and home theater systems, have decreased significantly, and we expect prices to continue to decrease for the foreseeable future. In response, manufacturers have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge our customers who incorporate our technologies into the consumer electronics products that they sell. Further, while we have contractual rights with many of our licensees for cost of living adjustments to our royalty rights, we may not be able to negotiate those terms in future contracts with existing and new licensees. Moreover, downward cost of living adjustments would result in declines in the licensing fees that we charge. A decline in, or the loss of the contractual right to increase, the licensing fees we charge could materially and adversely affect our operating results.

We have in the past, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use particular technologies in the future.

Companies in the technology and entertainment industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have faced such claims in the past and we expect to face similar claims in the future.

Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. In the past we have settled claims relating to infringement allegations and agreed to make payments in connection with such settlements. We expect that similar claims will be asserted against us in the future in the ordinary course of our business. An adverse determination in any intellectual property claim could require that we pay damages or stop using technologies found to be in violation of a third party’s rights and could prevent us from offering our products and services to others. In order to avoid these restrictions, we may have to seek a license for the technology. This license may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our operating expenses. The technologies also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense. If we cannot license or develop technologies for any infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. In some instances, we have contractually agreed to provide indemnifications to licensees relating to our intellectual property. In addition, at times in the past, we have chosen to defend our licensees from third party intellectual property infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future. Any of these results could harm our brand, our operating results and our financial condition. In addition, from time to time we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us regarding our licensing royalty rate practices including our adherence to licensing on fair, reasonable and non-discriminatory terms and potential antitrust claims. Damages and requests for injunctive relief asserted in claims like these could be material, and could have a significant impact on our business. Any disputes with our customers or potential customers or other third parties could adversely affect our business, results of operations and prospects.

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

A small percentage of theatres have adopted digital cinema for the distribution and exhibition of movies. Industry participants continue to discuss business models to facilitate adoption of digital cinema by allocating the costs among industry participants, and the business models that ultimately emerge may vary from country to country. Participating in some of the models under discussion has required and may require us to depart from our traditional model of selling our cinema products pursuant to one time contracts, and could expose us to various risks we have not faced in the past. For example, we have participated in one model by deploying, at our expense, fully integrated digital cinema systems and seeking payment from motion picture distributors for films presented on the systems. Further, as digital cinema has grown the digital cinema initiative specifications as well as exhibitor and studio expectations have evolved. For example, a competitor has introduced a digital cinema solution which supports the presentation of movies with higher resolution “4K” digital cinema projectors. Certain major U.S. exhibitors have announced their intention to outfit their theatres exclusively with 4K digital cinema equipment. Other exhibitors may feel that they need to outfit some or all of their theatres with 4K digital cinema equipment to compete in the same markets where competitors are promoting 4K solutions. We currently do not offer a digital cinema 4K solution. In fiscal 2007, we introduced Dolby 3D Digital Cinema technology, providing us with an additional opportunity to participate in digital cinema. However, there are risks that recent renewed interest in 3D cinema could be a fad and may not be long lasting and that our business model, which relies on reusable glasses for 3D viewing, will not succeed. If we do not identify and successfully execute on opportunities and respond to challenges to generate revenues from our digital cinema products and services, our future prospects in this market will be limited and our business could be materially and adversely affected.

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

Planned changes to our enterprise resource planning and other key software applications could cause unexpected problems to occur and disruption to the management of our business.

We plan to replace our enterprise resource planning (ERP) system as well as other key software applications used in our global operations. Our ERP system and related applications are integral to our ability to accurately and efficiently maintain our books and records, manage royalty and product revenue streams, record our transactions, provide critical information to our management and prepare our financial statements. These replacement efforts, and any related unexpected difficulties, will cause us to incur additional costs and require management attention, placing burdens on our internal resources that may affect our operating results. If we fail to manage these changes effectively, it could adversely affect our operating results and the accuracy and timely reporting of those results.

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

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment industry, including motion picture studios, broadcasters, video game designers, music producers, mobile content producers and manufacturers of consumer electronics products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve. For example, sales of our products and services are particularly dependent upon our relationships with the major motion picture studios and broadcasters, and licensing of our technology is particularly dependent upon our relationships with consumer electronics product manufacturers, media software vendors and integrated circuit, or IC, manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be more likely not to purchase and use our products, services and technologies, or create content incorporating our technologies, which could materially harm our business and prospects. In addition to directly providing substantially all of our revenue, these relationships are also critical to our ability to have our technologies adopted as industry standards. In addition, if major industry participants form strategic relationships that exclude us, whether in products, services or licensing, our business and prospects could be materially adversely affected.

We have limited or no patent protection for some of our technologies in particular countries, including China, Taiwan and India, which could limit our ability to grow our business in these markets.

We have a relatively limited number of issued patents in particular countries, including China, Taiwan and India. For example, in China and Taiwan we have only limited patent protection, especially with respect to our Dolby Digital technologies. In India, we have no issued patents for Dolby Digital technologies. Consequently, maintaining or growing our licensing revenue in these emerging countries will depend on our ability to obtain patent rights in these countries for existing and new technologies, which is uncertain. Moreover, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is likewise uncertain.

We face diverse risks in our international business, which could adversely affect our operating results.

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2007, 2008 and 2009, revenue from outside the United States was 70%, 66% and 65% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

•	Burdens of complying with a variety of foreign laws;

•	Changes in diplomatic and trade relationships;

•	Difficulty in staffing and managing foreign operations;

•	Adverse fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;

•	Political instability, natural disasters, war or events of terrorism; and

•	The strength of international economies.

In addition, a significant number of our employees are located outside the United States. This means we have exposure to changes in foreign laws governing our relationships with our employees, which could have a direct impact on our operating costs. Expansion into international markets has required, and will continue to require, significant management attention and resources. Moreover, local laws and customs in many countries differ significantly from those in the United States. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act and U.S. export controls. Although we implement policies and procedures designed to ensure compliance with the Foreign Corrupt Practices Act and U.S. export controls, there can be no assurance that all of our employees, distributors, dealers and agents will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business.

The licensing of patents constitutes a significant source of our revenue. If we are unable to replace expiring patents with new patents or proprietary technologies, our revenue could decline.

We hold patents covering much of the technology that we license to consumer electronics product manufacturers, and our licensing revenue is tied in large part to the life of those patents. Our right to receive royalties related to our patents terminates with the expiration of the last patent covering the relevant technologies in a particular country. Accordingly, to the extent that we do not continue to replace licensing revenue from technologies covered by expiring patents with licensing revenue based on new patents and proprietary technologies, our revenue could decline.

As of September 25, 2009, we had approximately 1,600 individual issued patents and approximately 2,000 pending patent applications in nearly 45 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through January 2028. Of these, 110 patents are scheduled to expire in calendar year 2010, 34 patents are scheduled to expire in calendar year 2011 and 51 patents are scheduled to expire in calendar year 2012. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2010 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2025. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2024.

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

Sales of our cinema products and services tend to fluctuate based on the underlying trends in the motion picture industry. For example, when box office receipts for the motion picture industry increase, we have typically seen sales of our cinema products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to expand or upgrade their systems. Our cinema product sales are also subject to fluctuations based on events and conditions in the cinema exhibition industry generally that may or may not be tied to box office receipts in particular time periods. For example, the growth in piracy of motion pictures adversely affects the construction of new screens, the renovation of existing theatres and the continued production of new motion pictures. Technological advances and the conversion of motion pictures into digital formats have made it easier to create, transmit and “share” high quality unauthorized copies of motion pictures, including on pirated DVDs and on the internet. The launch of new HD digital services by broadcasters may also influence the sale of our cinema products if consumers decide to watch content at home rather than going to the cinema to watch motion pictures. On the other hand, our services revenue, both in the United States and internationally, is tied to the number of films being made by major studios and independent filmmakers. A number of factors can affect the number of films that are produced, including strikes and work stoppages within the motion picture industry, as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

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

Our stock repurchase program may not commence and, once commenced, may be suspended or terminated at any time, which may result in a decrease in our stock price.

On November 3, 2009, we announced a share repurchase program, whereby we may repurchase up to $250 million of our Class A Common Stock. This repurchase program may reduce the public float of shares available for trading on a daily basis. Depending on market conditions and other factors, such purchases may be limited, suspended or terminated at any time without prior notice. There can be no assurance that we will buy any of our Class A Common Stock under our share repurchase program or that any future repurchases will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our Class A Common Stock, the nature of other investment opportunities presented to us from time to time, our ability to make appropriate, timely and beneficial decisions as to when, how and whether to purchase shares under the stock repurchase program and the availability of funds necessary to continue purchasing stock. If our repurchase program is curtailed, our stock price may be negatively affected.

Fluctuations in our operating results and other factors may contribute to the volatility of the market price of our stock.

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual revenue and operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our business and prospects. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenue or the volatility of the market price of our stock include:

•	Fluctuations in demand for our products and for the consumer electronics products of our licensees;

•	Adverse developments in general macroeconomic conditions;

•	The amount and timing of our operating costs, capital expenditures and related charges, including those related to the expansion or consolidation of our business, operations and infrastructure;

•	Changes in business cycles that affect the markets in which we sell our products and services or the markets for consumer electronics products incorporating our technologies;

•	Fluctuations in the timing of royalty reports we receive from our licensees, including late, sporadic or inaccurate reports;

•	Variations in the time-to-market of our technologies in the entertainment industries in which we operate;

•	Sporadic payments we may be able to recover from companies utilizing our technologies without licenses;

•	Corrections to licensees’ reports received in periods subsequent to those in which the original revenue was reported;

•

The announcement, introduction or enhancement of products, services and technologies by us, our licensees and our competitors, and market acceptance of these new or enhanced products, services and technologies;

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

•	Adverse outcomes of litigation or governmental proceedings, including any foreign, federal, state or local tax assessments or audits;

•	Repurchases we make of our common stock;

•	Costs of litigation and intellectual property protection;

•	Seasonal demand for services in the motion picture industry, which could result in reduced revenue;

•	Variations between our operating results and published analysts’ expectations; and

•	Announcements by our competitors or significant customers.

One or more of the foregoing or other factors may cause our operating expenses to be disproportionately higher or lower or may cause our revenue and operating results to fluctuate significantly in any particular quarterly or annual period. Such fluctuations in our operating expenses or financial performance could contribute to the volatility of the market price of our stock. Results from prior periods are thus not necessarily indicative of the results of future periods.

If securities or industry analysts publish inaccurate or unfavorable research about our business or if our operating results do not meet or exceed their projections, our stock price could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us or our industry downgrade our stock or the stock of other companies in our industry, or publish inaccurate or unfavorable research about our business or industry, or if our operating results do not meet or exceed their projections, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Some of our customers are also our current or potential competitors, and if those customers were to choose to use their competing technologies rather than ours, our business and operating results would be adversely affected.

We face competitive risks in situations where our customers are also current or potential competitors. For example, Sony and Microsoft are significant licensee customers and Sony is a significant purchaser of our broadcast products and services, but Sony and Microsoft are also competitors with respect to some of our cinema, broadcast and consumer technologies. To the extent that our customers choose to utilize competing technologies they have developed or in which they have an interest, rather than use our technologies, our business and operating results could be adversely affected.

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

From time to time, one or a small number of our customers or licensees may represent a significant percentage of our products, services or licensing revenue. For example, revenue from our largest customer represented approximately 10% of total revenue for fiscal 2009. Although we have agreements with many of these customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, whether due to strategic redirections or adverse changes in their businesses or for other reasons, could have a significant adverse effect on our operating results.

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

Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. Licensing revenue represented 80%, 84% and 83% of our total revenue in the fiscal years 2007, 2008 and 2009, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in some countries or where the initiation of a claim might harm our business relationships. For example, we have many times experienced, and expect to continue to experience, problems with consumer electronics product manufacturers incorporating our technologies into their products without our authorization and with implementation licensees selling ICs with our technologies to unlicensed consumer electronics product manufacturers that are not system licensees. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs, which could adversely affect our financial condition and results of operations. We generally seek patent protection for our innovations. However, it is possible that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect particular innovations that later turn out to be important. Moreover, we have limited or no patent protection in particular foreign jurisdictions. For example, in China and Taiwan we have only limited patent protection, especially with respect to our Dolby Digital technologies, and in India we have no issued patents. Even where we do have patent protection, the scope of such protection may be insufficient to prevent third parties from designing around our particular patent claims. Furthermore, there is always the possibility that an issued patent may later be found to be invalid or unenforceable. Moreover, we seek to maintain select intellectual property as trade secrets. These trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from them.

Continued global credit market weakness could negatively impact the value and liquidity of our investment portfolio.

We maintain an investment portfolio of various holdings, types and maturities, including money market funds, U.S. agency securities, variable rate demand notes, auction rate certificates and municipal debt securities. Although we follow an established investment policy and seek to minimize the credit risk associated with investments, these investments are subject to general credit, liquidity, market and interest rate risks.

Our long-term investments include auction rate certificates at fair value. Auctions for these instruments began failing during the second quarter of fiscal 2008 and continued to fail through the end of our fourth quarter of fiscal 2009, resulting in our inability to liquidate these securities. Moreover, a liquid secondary market has not developed for these instruments. In November 2008, we accepted a rights offering from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS, to

liquidate our auction rate certificates held in UBS accounts on February 13, 2008. The rights offering provides us with rights (the “Put Rights”) to sell our auction rate certificates for a price equal to the liquidation preference of the auction rate certificates plus accrued but unpaid dividends or interest, if any, at any time during a two year period from June 30, 2010 through July 2, 2012. There is a risk that UBS will not perform its obligations in accordance with their offer and consequently we may have to write down the value of the Put Rights. Furthermore, there is no assurance that we will be able to recoup our investments in the auction rate certificates.

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

We rely on distributors that we do not control.

We rely significantly on a global network of independent, regional distributors to market and distribute our cinema and broadcast products. Our distributor arrangements are non–exclusive and our distributors are not obligated to buy our products and can represent competing products. If we lose a major distributor for any reason or if our distributors are unable or unwilling to continue to dedicate the resources necessary to promote our portfolio of products, our revenues will be adversely impacted. Difficulties in ongoing relationships with distributors, such as failures to adhere to our policies also could adversely affect us. For example, while we have implement policies designed to promote compliance with the Foreign Corrupt Practices Act, export controls and local laws, we do not have direct control over the business and risk management policies adopted by our distributors and they could act contrary to our policies.

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

We prepare our consolidated financial statements in accordance U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:

•	revenue recognition;

•	accounting for stock-based compensation;

•	accounting for income taxes; and

•	accounting for business combinations and related goodwill.

For the foreseeable future, Ray Dolby or his affiliates will be able to control the selection of all members of our board of directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.

At September 25, 2009, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 60,000,000 shares of our Class B common stock. As of September 25, 2009, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99% of our outstanding Class B common stock, which in the aggregate represented approximately 91% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendants will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Ray Dolby, his affiliates, his family members and descendants will maintain this control even if in the future they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. Absent a transfer of Class B common stock that would trigger an automatic conversion as described above, there is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates, his family members and descendants continue to hold shares of Class B common stock representing approximately 10% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As of September 25, 2009, we had a total of 113,849,175 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.

As of September 25, 2009, our directors and executive officers beneficially held 60,180,000 shares of Class B common stock, 10,865 shares of Class A common stock, vested options to purchase 454,784 shares of Class B common stock and vested options to purchase 348,543 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Facilities

Our principal corporate office, which we lease from Ray Dolby, is located at 100 Potrero Avenue, San Francisco, California. This office provides approximately 70,000 square feet of space. The lease for this office expires on December 31, 2013, but we have options to renew the lease for two additional five-year terms.

Ray and Dagmar Dolby, the Ray Dolby Trust, or the Dolby Family Trust own a majority financial interest in real estate entities that own and lease to us certain of our other facilities in California and the United Kingdom. We own the remaining financial interests in these real estate entities. We lease from these real estate entities approximately 122,000 square feet of space at 999 Brannan Street, San Francisco, California for our principal administrative offices, approximately 45,000 square feet of space in Brisbane, California for manufacturing facilities and approximately 19,000 square feet of space in Burbank, California for research and development, sales, services and administrative facilities. In addition, we lease from these real estate entities approximately 75,000 square feet of space in Wootton Bassett, England which was used for manufacturing, sales, services and administrative facilities. In fiscal 2009, we consolidated our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility to improve efficiencies. We continue to use the Wootton Bassett facilities for sales, services and administration. The leases for these facilities expire at various times through 2015.

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

Fiscal 2008	High	Low
First Quarter	$53.44	$34.50
Second Quarter	53.63	35.00
Third Quarter	49.69	32.94
Fourth Quarter	44.00	35.72

Fiscal 2009	High	Low
First Quarter	$35.20	$24.86
Second Quarter	34.91	25.50
Third Quarter	40.13	33.42
Fourth Quarter	42.10	34.86

Our Class B common stock is neither listed nor publicly traded.

As of October 30, 2009, there were approximately 25 holders of record of our Class A common stock and 61 holders of record of our Class B common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

Sale of Unregistered Securities

In the fiscal quarter ended September 25, 2009, we issued an aggregate of 190,937 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since September 26, 2009 through October 30, 2009, we issued an aggregate of 133,967 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of $0.4 million in the fiscal quarter ended September 25, 2009, and $0.3 million in the period since September 26, 2009 through October 30, 2009 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of October 30, 2009, options to purchase an aggregate of 1,624,950 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

Stock Price Performance Graph

The following graph compares the total return of our Class A common stock with the total return for the New York Stock Exchange Composite Index (the “NYSE Composite”) and the Russell 3000 Index (the “Russell 3000”) for the period from February 17, 2005 (the date our Class A common stock commenced trading on the NYSE) through September 25, 2009. The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $24.30 on February 17, 2005 and in the NYSE Composite and the Russell 3000 on January 31, 2005 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act. Information used in the graph was obtained from a third party investment research firm, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the accompanying notes included elsewhere in this filing. The consolidated statements of operations and balance sheet data, for the fiscal years ended September 30, 2005, September 29, 2006, September 28, 2007, September 26, 2008 and September 25, 2009, were derived from our audited consolidated financial statements. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods. All fiscal years presented consisted of 52 weeks with the exception of fiscal 2005 which consisted of 53 weeks.

	Fiscal Year Ended
	September 30, 2005	September 29, 2006	September 28, 2007	September 26, 2008	September 25, 2009
	(in thousands, except per share amounts)
Operations:
Revenue	$327,967	$391,542	$482,028	$640,231	$719,503
Gross margin (1)	247,749	315,500	407,763	572,454	654,735
Operating expenses (2)	163,687	185,917	220,811	285,671	291,069
Income before provision for income taxes and controlling interest	91,218	146,637	209,416	301,802	371,419

Net income	$52,293	$89,549	$142,831	$199,458	$242,991

Net income per share: (1), (2)
Basic	$0.54	$0.85	$1.31	$1.79	$2.15
Diluted	$0.50	$0.80	$1.26	$1.74	$2.11
Weighted-average shares outstanding (basic)	96,969	105,688	109,202	111,492	113,101
Weighted-average shares outstanding (diluted)	104,220	111,658	113,573	114,781	115,367
Stock-based compensation included above was as follows:
(1) Cost of product sales	$222	$800	$911	$853	$564
(1) Cost of services	103	513	148	177	115
(2) Selling, general and administrative	11,709	15,087	15,334	17,267	17,309
(2) Research and development	2,150	2,738	3,448	4,413	4,434

On February 16, 2005, Ray Dolby contributed to us all intellectual property rights related to our business that he and his affiliates held. Upon completion of this asset contribution, all of our licensing arrangements with, and royalty obligations to, Ray Dolby and his affiliates terminated. The selected financial data above includes $18.7 million in royalties paid to Ray Dolby that we recognized in fiscal 2005. Subsequent to February 16, 2005, we had no further obligations to pay royalties to Ray Dolby or his affiliates.

In the first quarter of fiscal 2009, we entered into an amendment to a license agreement with an unrelated patent licensor. Under the terms of the amendment, we paid a one time lump sum amount of $17.5 million to buy out all payment obligations and each party released any claims it may have against the other with respect to the license agreement. Of the $17.5 million lump sum payment, $8.3 million was recorded as an intangible asset representing the fair value of the future benefit to be obtained from the payment. The remaining amount of the lump sum payment, or $9.2 million, was recorded as a reduction to accrued royalties. The selected financial data above reflects the elimination of the remaining accrual balance of approximately $20.0 million that was recorded as a gain from amended patent licensing agreement as a reduction of cost of revenue in the first quarter of fiscal 2009.

	September 30, 2005	September 29, 2006	September 28, 2007	September 26, 2008	September 25, 2009
	(in thousands)
Cash and cash equivalents	$372,403	$363,537	$368,467	$394,761	$451,678
Working capital	381,394	479,778	590,214	491,196	744,254
Short-term and long-term investments	—	155,071	304,441	300,663	489,746
Total assets	586,277	739,288	991,697	1,336,146	1,581,315
Long-term debt	12,124	10,893	9,691	7,782	5,825
Total stockholders’ equity	461,139	594,288	797,156	1,049,253	1,341,108

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and our discussion under Item 1 “Business” above should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Form 10-K. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products and services revenue levels and mix, expenses, margins, net income per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies; growth opportunities and trends in the market in which we operate; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; and future competition. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk Factors” of Item 1A in this Form 10-K and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results.

Overview

Dolby Laboratories develops and delivers innovative products and technologies that are used throughout the entertainment industry to produce a more immersive and enjoyable experience. Over the years, Dolby has introduced innovations that have significantly improved audio entertainment, such as noise reduction for the recording and cinema industries and surround sound for cinema and home entertainment. As a result of these innovations, we believe the Dolby brand has come to symbolize a superior entertainment experience.

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

We believe our success in innovating comes as the result of a comprehensive approach to improving the entertainment experience. We focus on developing solutions for use throughout the entertainment industry, including content creation, distribution and playback. Success across these different markets has led to a large ecosystem of both content and devices that incorporate our technologies, and consequently, many households have several devices containing Dolby technologies.

We are a global organization that generates revenue by licensing our technologies to manufacturers of consumer electronics products and media software vendors, and selling our professional products and related services to entertainment content creators, producers and distributors. We have licensed our technologies to manufacturers in approximately 25 countries and our licensees distribute products incorporating our technologies throughout the world. We sell our products and services in over 85 countries. In fiscal 2007, 2008 and 2009, revenue from outside the United States was 70%, 66% and 65% of our total revenue, respectively. Geographical data for our licensing, products and services revenue is based on the location of the corporate headquarters of the licensee, the location where the products are shipped or where the services are performed, respectively.

Opportunities, Challenges and Risks

Macroeconomic conditions have reduced consumer demand in the markets in which we license and sell products. Our business is exposed to adverse changes in general economic conditions because products that incorporate our technologies are entertainment-oriented and generally discretionary goods, such as DVD players, Blu-ray Disc players, DVD recorders, personal computers, digital televisions, mobile devices, video game consoles, set top boxes, home-theaters-in-a-box, camcorders, portable media devices, audio/video receivers and in-car entertainment systems. Our fiscal 2009 revenue was affected by general economic weakness. The slowdown in consumer spending resulted in a lower number of PCs sold with our technologies compared to a year ago and a continued decline in sales of standard definition DVD players compared to a year ago. However, our licensing revenue in fiscal 2009 grew when compared to fiscal 2008 primarily due to increased shipments of set top boxes with our technologies, including National Telecommunications and Information Administration (“NTIA”) converter boxes and Digital Transport Adapters (“DTA devices”), in the U.S., an increase in the number of digital televisions in Europe and Asia that incorporate our technologies and an increase in the number of mobile devices worldwide that incorporate HE-AAC technology.

Licensing revenue constitutes the majority of our total revenue, representing 80%, 84% and 83% of total revenue in fiscal 2007, 2008 and 2009, respectively. We categorize our licensing revenue into the following markets:

•	Personal computer (PC) market – Revenue primarily attributable to software DVD players, Microsoft Windows Vista Home Premium and Ultimate Editions as well as the PC Entertainment Experience.

•	Broadcast market – primarily comprised of televisions and set top boxes.

•	Consumer electronics (CE) market – primarily comprised of DVD players and recorders, camcorders, Blu-ray Disc players, audio/video receivers and home-theaters-in-a-box.

•	Mobile market – comprised of mobile devices.

•	Gaming market – primarily comprised of video game consoles.

•	Automotive market – comprised of in-car entertainment systems.

•	Licensing services – revenue from the administration of joint licensing programs.

Our personal computer market, which represented approximately 35% of our licensing revenue in fiscal 2007, just over 40% in fiscal 2008 and approximately 35% in fiscal 2009, has been primarily driven by the inclusion of our technologies in media applications or operating systems that are often included in personal computer shipments. The media applications include DVD playback and/or DVD authoring software made by third party software vendors and the operating systems contain playback and authoring functionality. Our PC market also includes revenue from our “PC Entertainment Experience” (PCEE) program which is a suite of technologies for entertainment-oriented PCs that enhance the audio quality of media.

Microsoft includes Dolby technologies in two editions of its Vista operating system, Vista Home Premium and Vista Ultimate, which are primarily aimed at the consumer market. In addition, Microsoft recently released its newest operating system, Windows 7, which includes Dolby technologies in four of the six available editions. Dolby technologies, including Dolby’s next generation audio codec Dolby Digital Plus, are included in the Windows 7 Home Premium and Ultimate editions as well as the Windows 7 Professional and Enterprise editions. Almost half of the world’s personal computer shipments are to the business market, and therefore the adoption of Dolby technologies in the Professional and Enterprise editions increases the potential for Dolby to receive royalties on a greater percentage of personal computer shipments.

There are several uncertainties associated with the Windows 7 opportunity. The inclusion of our technologies in Windows 7 Professional and Enterprise editions could result in our technologies residing in a greater percentage of PCs shipped than in the past when our technologies were only included in consumer editions of Microsoft operating systems and in third party DVD software applications. However, the benefit from this potential significant increase in reported units would be partially offset by substantial discounts, thereby reducing the average per unit royalty we would receive from Microsoft over time. We currently receive royalties for PCs that ship with third party DVD software applications containing our technologies. As Windows 7 provides enhanced DVD playback and incorporates some of the functionality found in these third party software applications, we expect some PC manufacturers will exclude these applications from their offerings. Business customers may take several years to upgrade to Windows 7 given the longer adoption cycles associated with enterprise customers and the effects the current economy may have on information technology budgets. Consumers are increasingly purchasing low cost PCs, particularly netbooks. We expect these PCs to be sold with Windows 7 Starter or Home Basic editions, which do not contain Dolby technologies.

Our broadcast market, which is primarily driven by demand for Dolby Digital in set top boxes and televisions, represented just over 15% of our licensing revenue in fiscal 2007, just under 20% in fiscal 2008 and approximately 25% in fiscal 2009. Our broadcast market has benefited from increased global shipments of set top boxes including the contribution of revenue from NTIA converter boxes, DTA devices and digital televisions in Europe and North America that contain Dolby Digital. We view the broadcast market as an area for potential growth, primarily driven by broadcast markets outside of the United States. We also view broadcast services operating under particular bandwidth constraints, such as terrestrial broadcast or IPTV services, as an area of opportunity for us to offer Dolby Digital Plus and HE-AAC, which are able to deliver surround sound at reduced bit rates. Notwithstanding our success in the broadcast market to date, we may not be able to capitalize on these opportunities and actual results may differ from our expectations.

Our consumer electronics market, which is driven primarily by revenue attributable to sales of DVD players, represented just under 40% of licensing revenue in fiscal 2007, just over 25% in fiscal 2008 and approximately 25% in fiscal 2009. In fiscal 2009, the decrease in the consumer electronics market as a percentage of total licensing revenue was primarily due to faster revenue growth in our other markets, mainly the broadcast and mobile markets, as well as decreased sales of standard definition DVD players. A growth opportunity within our consumer electronics market exists with the Blu-ray format, as Dolby Digital has been selected as a mandatory audio standard, Dolby Digital Plus has been selected as a mandatory audio standard for secondary track playback and Dolby TrueHD has been selected as an optional audio standard in the Blu-ray Disc format. However, depending upon the success of the Blu-ray format, revenue from Blu-ray Disc players may not offset future declines in revenue from standard definition DVD players.

Revenue from our mobile market is primarily driven by demand for AAC and HE-AAC technologies, which are incorporated into mobile devices. We view the mobile market as an area of opportunity to increase revenue, however actual results may differ from our expectations. Revenue generated from the gaming and automotive markets has primarily been driven by sales of video game consoles, portable gaming devices and in-car entertainment systems with Dolby Digital, ATRAC and Dolby TrueHD technologies. Revenue generated by our licensing services market has primarily been driven by demand for MPEG 4 audio and MPEG 2 audio technologies used in portable media devices.

We have also introduced new technologies for the broadcast, consumer electronics and gaming markets, including Dolby Volume, dynamic range image technologies and Dolby Axon. Dolby Volume is a sound leveling technology that performs measurement and analysis of signals according to a model based on the characteristics of human hearing, in order to provide consistent volume and quality across various programs. Our dynamic range imaging technologies include Dolby Contrast and Dolby Vision. Dolby Contrast provides enhanced contrast and Dolby Vision combines enhanced contrast with extended brightness and dynamic range, each for LCD televisions with LED backlit technology. Dolby Axon is a voice technology that enables online gamers to perceive other players’ locations, making online gaming more real and immersive. We do not anticipate generating significant revenue from these technologies in fiscal 2010.

In the mobile market, we introduced Dolby Mobile, which is a suite of post-processing technologies optimized for mobile devices and designed to enhance the audio quality of media delivered on the device.

Our technologies are incorporated in consumer electronics and digital entertainment products throughout the world. We expect that sales of products incorporating our technologies in emerging economies, such as China and India, will increase in the future as consumers in these geographical markets have more disposable income available to purchase entertainment products, although there can be no assurance that this will occur. We also expect that manufacturers from lower cost manufacturing countries, including China, will increase production of consumer electronics and digital entertainment products in the future to satisfy this increased demand. There are risks associated with opportunities of doing business in emerging economies, such as China, that have affected and will continue to affect our operating results, such as manufacturers failing to report or underreporting product shipments.

Product sales consist of revenue from sales of equipment to cinema operators and broadcasters representing 14%, 11% and 13% of total revenue in fiscal 2007, 2008 and fiscal 2009, respectively.

Our cinema products represented approximately 71% of product sales in fiscal 2007, 68% of product sales in fiscal 2008 and 82% of product sales in fiscal 2009. The increase in cinema product revenue as a percentage of total product revenue was primarily due to the recognition of digital cinema product revenue as a result of achieving compliance with the Digital Cinema Initiative (“DCI”) specifications and satisfying all other revenue recognition criteria in fiscal 2009. Our traditional cinema products are primarily used to read and decode a film’s soundtrack, to calibrate cinema sound systems and to adapt analog cinema audio systems to digital audio formats. Our digital cinema servers load, store, decrypt and decode encrypted digital film files for presentation on a digital projector, and our digital 3D products provide 3D image capabilities. While macroeconomic conditions have limited the availability of funding for system integrators to finance digital cinema rollouts in which we could participate, there is a trend in the cinema industry to transition to digital cinema. Digital cinema offers the motion picture industry a possible means to achieve cost savings in printing and distributing movies, to combat piracy, and to enable movies to be played repeatedly without degradation in image and audio quality. We offer our Dolby Digital Cinema server, which allows for the storage and playback of digital content, as well as our Dolby 3D Digital Cinema technology, which delivers a 3D experience when combined with an exhibitor’s existing digital cinema projector and server. We expect most exhibitors constructing new theatres or upgrading existing theatres to choose digital cinema over traditional film cinema. Digital cinema is based on open standards, which unlike traditional cinema, does not include our proprietary audio formats. We face more pricing and other competitive pressures in the digital cinema market than we have historically experienced for our traditional cinema products.

A competitor has introduced a digital cinema solution which supports the presentation of movies with higher resolution “4K” digital cinema projectors. Certain major U.S. exhibitors have announced their intention to outfit their theatres exclusively with 4K digital cinema equipment. Other exhibitors may feel that they need to outfit some or all of their theatres with 4K digital cinema equipment to compete in the same markets where competitors are promoting 4K solutions. Dolby currently does not offer a 4K digital cinema solution. If we do not offer a solution that supports 4K presentation, our future prospects in digital cinema may be limited and our business could be adversely affected. In addition, as the film industry is transitioning to digital cinema, the demand for our traditional cinema products and services is declining, and we anticipate that the demand for film based products will continue to decline in future periods.

Our broadcast products, which represented approximately 23% of product sales in fiscal 2007, 24% of product sales in fiscal 2008 and 13% of product sales in fiscal 2009, are used to encode, transmit and decode multiple channels of high quality audio for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming. In fiscal 2009, the decrease in broadcast product revenue as a percentage of total product revenue was primarily due to the recognition of digital cinema product revenue, as a result of achieving compliance with the DCI specifications and satisfying all other revenue recognition criteria, as well as decreased broadcast product sales. .

Our services revenue, which represented 6%, 5% and 4% of total revenue in fiscal 2007, 2008 and 2009, respectively, is primarily tied to the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. The number of films that are produced can be affected by a number of factors, including strikes and work stoppages within the motion picture industry as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Effective for interim and annual reporting periods ending after September 15, 2009, the Financial Accounting Standards Board, or FASB, issued the FASB Accounting Standards Codification, or ASC, which superseded all then-existing non-SEC accounting and reporting standards, with certain exceptions. The ASC is the source of authoritative U.S. GAAP recognized by the FASB applicable to non-governmental entities. Rules and interpretive releases issued by the SEC, under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The ASC did not change U.S. GAAP.

U.S. GAAP requires us to utilize certain accounting policies that, in turn, require us to make estimates and use assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is both important to a company’s financial condition and results of operations and it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this Annual Report on Form 10-K. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

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

Revenue Recognition

We evaluate revenue recognition for transactions to license technologies, trademarks and know-how, and to sell products and services using the criteria set forth by the SEC in Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and Accounting Standards Codification Topic 605, Revenue Recognition (ASC 605). For revenue transactions that involve software or software related products, such as fees we earn from integrated software vendors, certain product sales with software elements and certain other transactions, we recognize revenue under the guidance established by Accounting Standards Codification Subtopic 985-605, Software—Revenue Recognition (ASC 985-605). The revenue recognition guidance states that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is probable. Judgment is required to assess whether collectibility is probable. We determine collectibility based on an evaluation of our customer’s recent payment history, the existence of a standby letter of credit between the customer’s financial institution and our financial institution and other factors.

The application of revenue recognition standards require judgment, including whether the software element included with a hardware product is more-than-incidental to the hardware, whether a software arrangement includes multiple elements, and if so, whether vendor specific objective evidence (“VSOE”) of fair value exists for those elements. For some of our arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial product. These elements may include support and maintenance and/or the right to receive product upgrades. The fair value of these elements is recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the product. If we do not have VSOE of fair value for any undelivered element included in a multiple element arrangement containing software, we defer revenue until all elements are delivered and/or services have been performed, or until we have VSOE of fair value for all remaining undelivered elements. If the undelivered element is support and we do not have fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period.

Goodwill

We account for goodwill in accordance with Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other (ASC 350). We evaluate and test our goodwill for impairment, in accordance with the provisions of ASC 350, at a reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The goodwill impairment test is a two-step process. In the first step, the carrying value of the net assets of a reporting unit, including goodwill, is compared to the fair value of the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value, a second step is performed to compute the amount of the impairment. We test goodwill for impairment annually during our third fiscal quarter and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During our annual goodwill impairment test performed in the third quarter of fiscal 2009, we had two reporting units—Via which had no assigned goodwill and Dolby Entertainment Technology with goodwill of $250.6 million.

We used the income approach to determine the fair value of our reporting units based on the estimated future cash flows for each reporting unit. The cash flow model was based on our best estimate of future revenues and operating costs. Future revenues were estimated over the period we expect to earn such cash flows, at growth rates consistent with our internal forecasts. The revenue and cost estimates were based on several sources including our historical information, third party industry data and review of our internal operations. The cash flow forecasts were adjusted by a discount rate of approximately 13% based on our weighted average cost of capital derived through a capital asset pricing model. The primary components of this model included our considerations of the relative weighting of our total asset structure between our equity and debt, the risk-free rate of return given by the rate of return on U.S. Treasury bonds, an average market risk premium based on a range of historical returns and forward looking estimates and our beta. Our model utilized an effective tax rate of approximately 35%. Further, we evaluated the reasonableness of the fair value of our reporting units by comparing the aggregate fair value of our reporting units determined under the income approach to our market capitalization.

Our market capitalization at the end of our third quarter of fiscal 2009, the period of our annual impairment test, was approximately equal to the aggregate fair value of our reporting units determined under the income approach. Our market capitalization and the aggregate fair value of our reporting units each approximated $4.2 billion which exceeded the aggregate carrying value of our reporting units by approximately 220%. As of June 26, 2009, the fair values of our two reporting units exceeded their carrying values and therefore no impairment charge was required. During the fourth quarter of fiscal 2009, there were no events or circumstances that would more likely than not trigger a reduction in the fair value of our reporting units below their carrying value.

Accounting for Income Taxes

We account for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes (ASC 740). In preparing our consolidated financial statements under ASC 740, we are required to make estimates and judgments that affect our accounting for income taxes. This process includes estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, including the timing of recognition of stock-based compensation expense, result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we have established a valuation allowance.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of Accounting Standards Codification Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. We utilize the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. To determine the fair value of a stock-based award using the Black-Scholes option pricing model requires that we make certain assumptions regarding the expected term of the award, the expected future volatility of our stock price over the expected term of the award and the risk-free interest rate over the expected term. We develop our assumptions for the Black-Scholes pricing model in accordance with guidelines set forth by the SEC in Staff Accounting Bulletin No. 107, Share-Based Payment. We estimate the expected term of stock-based awards by evaluating historical exercise patterns of our employees and applying an assumption of future exercise patterns. We utilize a blend of our historical volatility of our common stock and implied volatility based on traded options with similar terms as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Investments

We account for our investments under the provisions of Accounting Standards Codification Topic 320, Investments—Debt and Equity Securities (ASC 320). Investments that have original maturities of 91 days or more at the date of purchase and with a current maturity of less than one year are classified as short-term investments. Investments that have maturities of more than one year are classified as long-term investments. All of our investments, except for auction rate certificates, are classified as available-for-sale securities. Our investments are recorded at fair value in the consolidated balance sheets. Unrealized gains and losses on our available-for-sale securities, except for credit losses as defined in ASC 320, are reported as a component of accumulated other comprehensive income, while realized gains and losses as well as credit losses are reported as a component of net income. Auction rate certificates are classified as trading securities. Unrealized gains or losses on trading securities are reported as a component of net income.

Our investments in auction rate securities have been illiquid since February 2008 due to failed auctions. The observable market information to determine the fair value of our auction rate certificates continues to be insufficient. Therefore, we continue to estimate the fair value by incorporating assumptions that market participants would use in their estimates of fair value. These assumptions include the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, the likelihood of a successful auction in a future period and the final stated maturities.

Results of Operations

Fiscal Years Ended September 26, 2008 and September 25, 2009

Revenue

	Fiscal Year Ended		Change
	September 26, 2008	September 25, 2009	$	%
	($ in thousands)
Licensing	$537,363	$594,697	$57,334	11%
Percentage of total revenue	84%	83%
Product sales	72,284	95,967	23,683	33%
Percentage of total revenue	11%	13%
Services	30,584	28,839	(1,745)	(6)%
Percentage of total revenue	5%	4%

Total revenue	$640,231	$719,503	$79,272	12%

Licensing.    The 11% increase in licensing revenue from fiscal 2008 to fiscal 2009 was driven by increased revenue from our broadcast and mobile markets. The increase in revenue from our broadcast market was primarily driven by shipments in the U.S. of set top boxes, including NTIA converter boxes and DTA devices, which contain our technologies and an increase in the number of digital televisions sold in Europe and Asia that incorporate our technologies when compared to the prior year. By June 2009, television stations in the U.S. were required to fully transition to digital broadcast. Accordingly, we expect that revenue attributable to NTIA converter boxes will not recur in fiscal 2010. The increase in revenue from our mobile market was primarily driven by the adoption of HE-AAC technology, which was incorporated into a greater number of mobile devices sold in the current year than in the prior year.

Product Sales.    The 33% increase in product sales from fiscal 2008 to fiscal 2009 was primarily driven by the recognition of approximately $38.6 million of digital cinema product revenue, including $25.1 million relating to products sold in years prior to fiscal 2009, as a result of achieving compliance with the Digital Cinema Initiative (“DCI”) specifications and satisfying all other revenue recognition criteria. These increases in digital cinema related product revenue were partially offset by a decrease in sales of our traditional cinema products. As the cinema industry transitions to the use of digital cinema audio equipment, we expect sales of our traditional cinema products to continue to decline in future periods.

Our digital cinema servers are typically sold as part of multiple-element arrangements that include the sale of products and product support. VSOE of fair value has not been established for the product support included within our digital cinema server arrangements, and therefore digital cinema sales and costs are deferred, and recognized for the entire arrangement ratably over the support period. If we are able to establish VSOE for product support, we expect to immediately recognize revenue and associated costs related to our digital cinema servers that are currently deferred. The remaining amounts attributable to product support included within our digital cinema arrangements would be recognized ratably over the remaining support period.

The FASB issued amendments to Accounting Standards Codification Subtopic 985-605, Software—Revenue Recognition and Accounting Standards Codification Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements, which apply to our multiple-element product arrangements. We will prospectively adopt this guidance in the beginning of fiscal 2010. These amendments may have a material impact on our consolidated financial statements as our prospective multi-element product arrangements would no longer require ratable recognition treatment of the entire transaction over the expected support period. See Note 2 “Recently Issued Accounting Standards” for further discussion.

Services.    The 6% decrease in service revenue from fiscal 2008 to fiscal 2009 was primarily driven by a $1.8 million charge to service revenue as a result of costs incurred under a promotional arrangement with a customer in the fourth quarter of fiscal 2009. Excluding this item, services revenue from fiscal 2008 to fiscal 2009 was largely unchanged.

Gross Margin

	Fiscal Year Ended
	September 26, 2008	September 25, 2009
Licensing gross margin percentage	97%	101%
Licensing gross margin percentage excluding gain from amended patent licensing agreement (See Note 3)	97%	98%
Product sales gross margin percentage	45%	40%
Services gross margin percentage	59%	56%

Total gross margin percentage	89%	88%

Licensing Gross Margin.    We license intellectual property to our customers that may be internally developed, acquired by us or licensed from third parties. Our cost of licensing consists principally of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Our cost of licensing also includes third party royalty obligations for licensing their intellectual property that we then sublicense to our customers. Licensing gross margin increased four points from fiscal 2008 to fiscal 2009, due primarily to a gain from an amended patent licensing agreement. The gain from the amended patent licensing agreement was recorded within cost of revenue in our consolidated statement of operations in the first quarter of fiscal 2009. See Note 3 of the Consolidated Financial Statements “Composition of Certain Financial Statement Captions” for further discussion regarding the gain from the amended patent licensing agreement. We do not expect a similar gain in the future.

Product Sales Gross Margin.    Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Product sales gross margin decreased by five points from fiscal 2008 to fiscal 2009, due to the recognition of revenue and associated costs related to previously deferred digital cinema related equipment sales which had significantly lower margins than our traditional cinema and broadcast products. Prior to the second quarter of fiscal 2009, we had not recognized revenue related to sales of our digital cinema related products as we had not yet achieved compliance with the DCI specifications. In the second quarter of fiscal 2009, we achieved compliance with the DCI specifications and therefore began recognizing this revenue and related costs. The total amount of products revenue which we recognized in fiscal 2009 as a result of achieving compliance with the DCI specifications was $38.6 million, including $25.1 million relating to products sold in years prior to fiscal 2009. The product margins related to the digital cinema related equipment revenue recognized in fiscal 2009 were particularly low due to a combination of factors that are common with new product launches, including higher initial per unit costs resulting from low manufacturing volumes. Additionally, field upgrade costs were incurred after the initial shipment of the products to the end users to ensure our products complied with our contractual obligations. As a result of these factors, product sales gross margin in fiscal 2009 was significantly lower than our product sales gross margin in the prior year.

Services Gross Margin.    Cost of services primarily consists of payroll and benefits costs for employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers. Services gross margin decreased three points from fiscal 2008 to fiscal 2009 primarily driven by $1.8 million of costs incurred under a promotional arrangement with a customer in the fourth quarter of fiscal 2009. This amount was charged against services revenue with no corresponding charge to cost of services.

Operating Expenses

	Fiscal Year Ended		Change
	September 26, 2008	September 25, 2009	$	%
	($ in thousands)
Selling, general and administrative	$224,090	$225,489	$1,399	1%
Percentage of total revenue	35%	31%
Research and development	62,080	66,710	4,630	7%
Percentage of total revenue	10%	9%
Restructuring charges, net	—	4,847	4,847	n/a
Percentage of total revenue	n/a	1%
Gain on settlements	(499)	(5,977)	(5,478)	n/a
Percentage of total revenue	(0)%	(1)%

Total operating expenses	$285,671	$291,069	$5,398	2%

Selling, General and Administrative.    Selling, general and administrative expense consists primarily of personnel and personnel-related expenses, professional service fees, travel related expenses and facility costs for our sales, marketing and administrative functions. The 1% increase in selling, general and administrative expense from fiscal 2008 to fiscal 2009 was primarily due to an increase in personnel expenses relating to an increase in average headcount and temporary consulting expenses, partially offset by a decrease in bonus expense.

Research and Development.    Research and development expense consists primarily of compensation and benefits related costs for personnel responsible for the research and development of new technologies and products. The 7% increase in research and development expense from fiscal 2008 to fiscal 2009 was primarily driven by an increase in personnel expenses due to increases in headcount and temporary consulting expenses resulting from an increase in research and development projects, partially offset by a decrease in bonus expense.

Restructuring Charges, net.    Restructuring charges for fiscal 2009 include severance and other charges attributable to the consolidation of our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility. In fiscal 2009, we recorded charges of $3.8 million related to the consolidation of our manufacturing operations.

Restructuring charges also include severance and other charges resulting from integrating our wholly-owned subsidiary, Cinea, into our Dolby Entertainment Technology reporting unit. These charges were attributable to the termination of employees and to ceasing use of two leased facilities. In fiscal 2009, we recorded restructuring charges of $1.0 million related to the integration of Cinea.

Gain on Settlements.    Gain on settlements includes payments received related to the resolution of disputes with implementation licensees from which we do not earn royalties. In fiscal 2008 and 2009, we received payments totaling $0.5 million and $6.0 million, respectively, in connection with the settlement of disputes with certain implementation licensees. In contrast, amounts attributable to the resolution of royalty disputes from licensees that specifically represent unpaid royalties that are subsequently paid are recorded as licensing revenue in the period payment is received and the dispute is resolved, if all other revenue recognition criteria have been met.

Other Income, Net

	Fiscal Year Ended		Change
	September 26, 2008	September 25, 2009	$	%
	($ in thousands)
Interest income	$17,889	$11,265	$(6,624)	(37)%
Interest expense	(2,126)	(935)	1,191	56%
Other income (expense), net	(744)	(2,577)	(1,833)	246%

Total other income, net	$15,019	$7,753	$(7,266)	(48)%

Other income, net, primarily consists of interest income earned on cash, cash equivalent and investments, offset by interest expense principally attributable to the outstanding balances on our facility debt obligations. Also included are net losses from foreign currency transactions, net losses from trading securities and net gains from derivative instruments. The decrease in other income, net from fiscal 2008 to fiscal 2009 was primarily due to lower prevailing interest rates, resulting in a lower return on our investments. This was partially offset by higher interest bearing cash, cash equivalent and investment balances.

Income Taxes

	Fiscal Year Ended
	September 26, 2008	September 25, 2009
	($ in thousands)
Provision for income taxes	$100,770	$127,073
Effective tax rate	33%	34%

Our effective tax rate for fiscal 2009 was 34% compared to 33% in fiscal 2008. The increase in our effective tax rate was primarily due to decreased tax exempt interest income and benefits attributable to manufacturing incentive tax deductions as compared to fiscal 2008, partially offset by a benefit recorded in the first quarter of fiscal 2009 attributable to the reinstatement of the federal “research and development” credit.

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

Licensing.    The 39% increase in licensing revenue from fiscal 2007 to fiscal 2008 was driven by increased revenue in all our markets, most notably our PC, broadcast, gaming and mobile markets. Historically, revenue from our consumer electronics market represented the largest percentage of our total licensing revenue. In fiscal 2008, revenue from our consumer electronics market declined as a percentage of our total licensing revenue and was surpassed by revenue from our PC market. The increase in revenue from our PC market in fiscal 2008 was primarily driven by a full year of Microsoft Vista Home Premium and Ultimate Edition related revenues as compared to only half a year in fiscal 2007. In addition, in fiscal 2008, licensing revenue benefited from a growing number of consumer notebook computer shipments with Dolby PC Entertainment Experience, compared to fiscal 2007. The increase in revenue from our broadcast market was driven by an increase in the number of digital televisions in North America and Europe that incorporate Dolby Digital compared to 2007, as well as shipments of set top boxes that incorporate our technologies. The increase in revenue from our gaming market was primarily driven by sales of game consoles. The increase in revenue from our mobile market was primarily driven by the inclusion of HE-AAC technology, obtained through our acquisition of Coding Technologies in fiscal 2008, which is incorporated into mobile devices.

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

Gain on Settlements.    Gain on settlements includes payments received related to the resolution of disputes with implementation licensees from which we do not earn royalties. In contrast, amounts attributable to the resolution of royalty disputes from licensees that specifically represent unpaid royalties that are subsequently paid are recorded as licensing revenue in the period payment is received and the dispute is resolved, if all other revenue recognition criteria have been met. In fiscal 2007 and 2008, we received payments totaling $2.1 million and $0.5 million, respectively, in connection with the settlement of disputes with certain implementation licensees.

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

Our effective tax rate for fiscal 2008 was 33% compared to 31% in fiscal 2007. The increase in our effective tax rate was primarily due to a decrease in certain manufacturing incentive tax deductions from fiscal 2007. Further, the increase in our effective tax rate was a result of the comparative decreases in the amount of research and development tax credits we estimated we would generate for the year ended September 26, 2008 as a result of the December 2007 expiration of the federal law providing for research and development credits.

Liquidity, Capital Resources and Financial Condition

	September 26, 2008	September 25, 2009
	(in thousands)
Cash and cash equivalents	$394,761	$451,678
Short-term investments	119,667	283,808
Long-term investments	180,996	205,938
Accounts receivable, net	27,650	22,981
Accounts payable and accrued liabilities	156,925	113,822
Working capital (a)	491,196	744,254
Net cash provided by operating activities	264,474	273,225
Capital expenditures (b)	(13,610)	(13,994)
Net cash used in investing activities	(271,338)	(236,501)
Net cash provided by financing activities	34,896	21,523

(a)	Working capital consists of total current assets less total current liabilities.
(b)	Capital expenditures primarily consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements, production and test equipment.

As of September 25, 2009, we had cash and cash equivalents of $451.7 million, compared to $394.8 million at September 26, 2008. In addition, at September 25, 2009, we had short-term and long-term investments of $489.7 million, compared to $300.7 million at September 26, 2008. Our principal sources of liquidity are our cash, cash equivalents and investments, as well as cash flows from our operations. We believe that our cash, cash equivalents and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Cash provided by operating activities was $273.2 million in fiscal 2009, compared to $264.5 million in fiscal 2008. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. Cash flows from operating activities for fiscal 2009 were primarily driven by net income of $243.0 million. Adjustments for non-cash items included depreciation and amortization expense of $28.7 million, stock-based compensation expense of $21.8 million, realized losses on auction rate certificates of $10.9 million, accretion of discount/amortization of premium on investments of $5.6 million and deferred taxes of $5.2 million, offset by the gain from an amended patent licensing agreement of $20.0 million, gain on Put Rights of $9.5 million and excess tax benefit from exercise of stock options of $5.8 million. Changes in working capital were primarily driven by decreases in accounts payable and accrued liabilities of $21.4 million offset by an increase in income taxes of $8.6 million and deferred revenues of $7.5 million.

Cash used in investing activities for fiscal 2009 was primarily driven by purchases of available-for-sale securities of $196.3 million, net of sales, cash paid for the purchase of intangible assets of $9.6 million and an acquisition of approximately $16.6 million. Capital expenditures were $14.0 million for fiscal 2009, an increase of $0.4 million from fiscal 2008 due to improvements to our facilities and new system implementations.

Cash provided by financing activities was $21.5 million in fiscal 2009, compared to $34.9 million in fiscal 2008. Cash flows from financing activities were primarily driven by proceeds and excess tax benefits from the exercise of stock options.

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of September 25, 2009.

	Payments Due By Period
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(in thousands)
Long-term debt (1)	$1,624	$3,543	$2,282	$—	$7,449
Operating leases (2)	7,239	12,154	7,505	2,582	29,480
Payments on litigation settlement (3)	3,000	3,000	—	—	6,000
Purchase obligations (4)	4,180	—	—	—	4,180

Total	$16,043	$18,697	$9,787	$2,582	$47,109

(1)	We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant.
(2)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of September 25, 2009.
(3)	In April 2002, we settled a dispute with an unrelated third party and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. See Note 12 of the Consolidated Financial Statements “Legal Proceedings” for further discussion.
(4)	We had certain purchase obligations as of September 25, 2009 representing non-cancelable commitments to purchase inventory from our manufacturing supply base in fiscal 2010.

As of September 25, 2009, we had an accrued liability for unrecognized tax benefits, related interest and penalties, net of related deferred tax assets, totaling $14.7 million. We are unable to estimate when any cash settlement with a taxing authority might occur.

Other Cash Obligations.    Under the terms of the agreement to acquire all outstanding shares of our wholly-owned subsidiary, Cinea, in September 2003, we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction through 2022. As of September 25, 2009, no additional purchase consideration had been paid and no liability is reflected on our balance sheet. We currently have not met, and we do not expect to meet in the future, the revenue threshold that would trigger a payment obligation.

Recently Issued Accounting Standards

See Note 2 of the Consolidated Financial Statements for our disclosure on “Recently Issued Accounting Standards.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments

As of September 25, 2009, we had cash and cash equivalents of $451.7 million, which consisted of cash and highly liquid money market funds. In addition, we had short-term and long-term investments of $489.7 million, which primarily consisted of auction rate certificates, corporate bonds, municipal debt securities, United States agency securities, United States government bonds and variable rate demand notes with original maturities greater than 90 days. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of September 25, 2009, a hypothetical change in interest rates of 1% would have approximately a $4.5 million impact, and a change of 0.5% would have approximately a $2.3 million impact on the carrying value of our portfolio. Furthermore, a hypothetical change in interest rates of 1% would have approximately a $5.1 million impact, and a change of 0.5% would have approximately a $2.6 million impact on interest income over a one-year period.

As of September 25, 2009, we held auction rate certificates with a par value totaling $68.1 million. Auctions for these instruments have failed and there is no assurance that future auctions will succeed. In the event we need access to the funds invested in these securities, we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process. On November 11, 2008, we accepted an offer from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS, to liquidate our auction rate certificates that we held in our UBS accounts as of February 13, 2008. The UBS offer entitles us to sell our auction rate certificates for a price equal to the liquidation preference of the auction rate certificates plus accrued but unpaid dividends or interest, if any, at any time during a two year period from June 30, 2010 through July 2, 2012. There is a risk that UBS will not perform its obligations in accordance with their offer. Furthermore, there is no assurance that we will be able to recoup our investments in the auction rate certificates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dolby Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries (the Company) as of September 25, 2009, and September 26, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 25, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolby Laboratories, Inc. and subsidiaries as of September 25, 2009, and September 26, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended September 25, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes at the beginning of fiscal year 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dolby Laboratories, Inc. and subsidiaries’ internal control over financial reporting as of September 25, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 18, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

November 18, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dolby Laboratories, Inc.:

We have audited Dolby Laboratories, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 25, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dolby Laboratories, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 25, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries as of September 25, 2009 and September 26, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 25, 2009, and our report dated November 18, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

November 18, 2009

DOLBY LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 26, 2008	September 25, 2009
ASSETS
Current assets:
Cash and cash equivalents	$394,761	$451,678
Short-term investments	119,667	283,808
Accounts receivable, net of allowances of $1,799 at September 26, 2008 and $2,222 at September 25, 2009	27,650	22,981
Inventories	18,133	12,975
Deferred taxes	91,824	83,438
Prepaid expenses and other current assets	39,834	45,958

Total current assets	691,869	900,838
Long-term investments	180,996	205,938
Property, plant and equipment, net	87,915	92,178
Intangible assets, net	83,060	82,035
Goodwill	250,356	261,121
Deferred taxes	24,900	23,755
Other non-current assets	17,050	15,450

Total assets	$1,336,146	$1,581,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,137	$12,921
Accrued liabilities	146,788	100,901
Income taxes payable	4,811	3,934
Current portion of long-term debt	1,593	1,624
Deferred revenue	37,344	37,204

Total current liabilities	200,673	156,584
Long-term debt, net of current portion	7,782	5,825
Long-term deferred revenue	6,171	10,759
Deferred taxes	16,755	13,573
Other non-current liabilities	33,414	31,469

Total liabilities	264,795	218,210
Controlling interest	22,098	21,997
Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: 51,991,983 shares issued and outstanding at September 26, 2008 and 53,412,121 at September 25, 2009	52	53
Class B common stock, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 60,482,191 shares issued and outstanding at September 26, 2008 and 60,437,054 at September 25, 2009	60	60
Additional paid-in capital	434,907	478,979
Retained earnings	609,495	852,475
Accumulated other comprehensive income	4,739	9,541

Total stockholders’ equity	1,049,253	1,341,108

Total liabilities and stockholders’ equity	$1,336,146	$1,581,315

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended
	September 28, 2007	September 26, 2008	September 25, 2009
Revenue:
Licensing	$387,117	$537,363	$594,697
Product sales	67,487	72,284	95,967
Services	27,424	30,584	28,839

Total revenue	482,028	640,231	719,503

Cost of revenue:
Cost of licensing	28,438	15,802	14,803
Cost of product sales (1)	34,497	39,455	57,220
Cost of services (1)	11,330	12,520	12,786
Gain from amended patent licensing agreement	—	—	(20,041)

Total cost of revenue	74,265	67,777	64,768

Gross margin	407,763	572,454	654,735

Operating expenses:
Selling, general and administrative (1)	178,802	224,090	225,489
Research and development (1)	44,109	62,080	66,710
Restructuring charges, net	—	—	4,847
Gain on settlements	(2,100)	(499)	(5,977)

Total operating expenses	220,811	285,671	291,069

Operating income	186,952	286,783	363,666
Interest income	26,156	17,889	11,265
Interest expense	(3,111)	(2,126)	(935)
Other expense, net	(581)	(744)	(2,577)

Income before provision for income taxes and controlling interest	209,416	301,802	371,419
Provision for income taxes	(65,131)	(100,770)	(127,073)

Income before controlling interest	144,285	201,032	244,346
Controlling interest in net income	(1,454)	(1,574)	(1,355)

Net income	$142,831	$199,458	$242,991

Earnings per share (basic)	$1.31	$1.79	$2.15
Earnings per share (diluted)	$1.26	$1.74	$2.11
Weighted-average shares outstanding (basic)	109,202	111,492	113,101
Weighted-average shares outstanding (diluted)	113,573	114,781	115,367
Expense for rent payable to related party included in selling, general and administrative expenses	$1,335	$1,361	$1,272
(1) Stock-based compensation included above was as follows:

Cost of product sales	$911	$853	$564
Cost of services	148	177	115
Selling, general and administrative	15,334	17,267	17,309
Research and development	3,448	4,413	4,434

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands)

	Shares of Class A common stock	Class A common stock	Shares of Class B common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Comprehensive income
Balance at September 29, 2006	37,576	$37	69,685	$70	$323,449	$266,918	$3,814	$594,288

Net income	—	—	—	—	—	142,831	—	142,831	$142,831
Translation adjustments, net of taxes of $2,655	—	—	—	—	—	—	7,588	7,588	7,588
Unrealized gains on available-for-sale securities, net of taxes of $46	—	—	—	—	—	—	65	65	65
Stock-based compensation expense	—	—	—	—	19,508	—	—	19,508	—
Tax benefit from the exercise of Class A and Class B stock options	—	—	—	—	22,730	—	—	22,730	—
Class A common stock issued under employee stock plans, net of stock withheld for taxes	220	—	—	—	4,533	—	—	4,533	—
Transfer of Class B common stock to Class A common stock	11,556	12	(11,556)	(12)	—	—	—	—	—
Exercise of Class B stock options	—	—	2,769	3	5,610	—	—	5,613	—

Balance at September 28, 2007	49,352	$49	60,898	$61	$375,830	$409,749	$11,467	$797,156	$150,484

Tax reserve adjustment upon adoption of FIN 48	—	—	—	—	—	288	—	288	—
Net income	—	—	—	—	—	199,458	—	199,458	199,458
Translation adjustments, net of taxes of $(603)	—	—	—	—	—	—	(1,882)	(1,882)	(1,882)
Unrealized losses on available-for-sale securities, net of taxes of $1,630	—	—	—	—	—	—	(4,846)	(4,846)	(4,846)
Stock-based compensation expense	—	—	—	—	22,332	—	—	22,332	—
Tax benefit from the exercise of Class A and Class B stock options	—	—	—	—	22,061	—	—	22,061	—
Class A common stock issued under employee stock plans, net of stock withheld for taxes	886	1	—	—	10,768	—	—	10,769	—
Transfer of Class B common stock to Class A common stock	1,754	2	(1,754)	(2)	—	—	—	—	—
Exercise of Class B stock options	—	—	1,338	1	3,916	—	—	3,917	—

Balance at September 26, 2008	51,992	$52	60,482	$60	$434,907	$609,495	$4,739	$1,049,253	$192,730

Net income	—	—	—	—	—	242,991	—	242,991	242,991
Retirement of treasury stock	—	—	—	—	11	(11)	—	—	—
Translation adjustments, net of taxes of $3	—	—	—	—	—	—	(2,092)	(2,092)	(2,092)
Unrealized gains on available-for-sale securities, net of taxes of $(2,931)	—	—	—	—	—	—	6,894	6,894	6,894
Stock-based compensation expense	—	—	—	—	21,758	—	—	21,758	—
Tax benefit from the exercise of Class A, Class B stock options and release of restricted stock units	—	—	—	—	5,085	—	—	5,085	—
Class A common stock issued under employee stock plans, net of stock withheld for taxes	722	1	—	—	15,613	—	—	15,614	—
Transfer of Class B common stock to Class A common stock	698	—	(698)	—	—	—	—	—	—
Exercise of Class B stock options	—	—	653	—	1,605	—	—	1,605	—

Balance at September 25, 2009	53,412	$53	60,437	$60	$478,979	$852,475	$9,541	$1,341,108	$247,793

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	September 28, 2007	September 26, 2008	September 25, 2009
Operating activities:
Net income	$142,831	$199,458	$242,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,483	24,814	28,732
Stock-based compensation expense	19,508	22,332	21,758
Accretion of discounts/amortization of premium on investments	(2,353)	1,904	5,589
Excess tax benefit from exercise of stock options	(21,845)	(21,746)	(5,827)
Provision for doubtful accounts	943	935	1,392
Deferred income taxes	(33,119)	(21,750)	5,237
Gain on Put Rights	—	—	(9,508)
Realized losses on auction rate certificates	—	—	10,869
Gain from amended patent licensing agreement	—	—	(20,041)
Other non-cash items affecting net income	2,280	2,273	3,506
Changes in operating assets and liabilities:
Accounts receivable	(5,012)	987	1,797
Inventories	(9,795)	(7,567)	(3,638)
Prepaid expenses and other assets	(9,690)	(18,640)	(147)
Accounts payable and accrued liabilities	38,315	33,874	(21,362)
Income taxes, net	22,532	29,825	8,602
Deferred revenue	7,397	25,962	7,488
Payment on litigation settlement	(3,000)	(3,000)	(3,000)
Other non-current liabilities	(502)	(5,187)	(1,213)

Net cash provided by operating activities	162,973	264,474	273,225

Investing activities:
Purchases of available-for-sale securities	(427,825)	(304,097)	(373,223)
Proceeds from sale of available-for-sale securities	280,941	299,376	176,908
Purchases of property, plant and equipment	(10,578)	(13,610)	(13,994)
Acquisitions, net of cash acquired	(30,208)	(253,047)	(16,621)
Purchases of intangible assets	(5,225)	—	(9,571)
Other	98	40	—

Net cash used in investing activities	(192,797)	(271,338)	(236,501)

Financing activities:
Payments on debt	(1,467)	(1,536)	(1,522)
Issuance of Class A common stock (Employee Stock Purchase Plan)	966	1,133	3,502
Proceeds from the exercise of stock options	9,180	13,553	13,716
Excess tax benefit from the exercise of stock options	21,845	21,746	5,827

Net cash provided by financing activities	30,524	34,896	21,523

Effect of foreign exchange rate changes on cash and cash equivalents	4,230	(1,738)	(1,330)

Net increase in cash and cash equivalents	4,930	26,294	56,917
Cash and cash equivalents at beginning of year	363,537	368,467	394,761

Cash and cash equivalents at end of year	$368,467	$394,761	$451,678

Supplemental disclosure:
Cash paid for income taxes	$75,699	$102,541	$113,142
Cash paid for interest	1,540	965	845

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Business and Significant Accounting Policies

Dolby Laboratories develops and delivers innovative products and technologies that are used throughout the entertainment industry to produce a more immersive and enjoyable experience. Over the years, Dolby has introduced innovations that have significantly improved audio entertainment, such as noise reduction for the recording and cinema industries and surround sound for cinema and home entertainment. As a result of these innovations, we believe the Dolby brand has come to symbolize a superior entertainment experience.

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

We believe our success in innovating comes as the result of a comprehensive approach to improving the entertainment experience. We focus on developing solutions for use throughout the entertainment industry, including content creation, distribution and playback. Success across these different markets has led to a large ecosystem of both content and devices that incorporate our technologies, and consequently, many households have several devices containing Dolby technologies.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The consolidated financial statements include the accounts of Dolby Laboratories, our wholly-owned subsidiaries and subsidiaries in which we own a controlling interest. In addition, we have consolidated the financial results of affiliated companies we own jointly with our principal stockholder. The interest of our related parties in these consolidated affiliates is presented in the controlling interest line in the accompanying financial statements. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include valuation allowances for receivables, carrying values of inventories, goodwill, intangible assets, stock-based compensation, fair values of investments, put rights, accrued expenses, including liabilities for unrecognized tax benefits and deferred income tax assets. Actual results could differ from our estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Fiscal Year

Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include 52 week periods ended September 28, 2007 (fiscal 2007), September 26, 2008 (fiscal 2008) and September 25, 2009 (fiscal 2009).

Concentration of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments and accounts receivable. We deposit our cash, cash equivalents and investments in accounts with major financial institutions and such investments may be in excess of federal insured limits. Our products are sold to businesses primarily in the Americas and Europe, and the majority of our licensing revenue is generated from customers outside of the United States. We manage this risk by evaluating in advance the financial condition and creditworthiness of our product and services customers and perform regular evaluations of the creditworthiness of our licensing customers. In fiscal 2007, one customer accounted for approximately 10% of our total revenue. In fiscal 2008 and 2009, a different customer from fiscal 2007 accounted for approximately 10% of our total revenue.

Cash and Cash Equivalents

We consider all short-term highly liquid investments that have original maturities of 90 days or less from the date of purchase, to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and municipal debt securities.

Investments

We account for our investments in accordance with Accounting Standards Codification Topic 320, Investments—Debt and Equity Securities (ASC 320). All of our investments, except for our auction rate certificates, are classified as available-for-sale securities. Investments that have original maturities of 91 days or more at the date of purchase and with a current maturity of less than one year are classified as short-term investments and investments that have maturities of more than one year are classified as long-term investments. Our investments are recorded at fair value in the consolidated balance sheet. Unrealized gains and losses on our available-for-sale securities are reported as a component of accumulated other comprehensive income while realized gains and losses, other-than-temporary impairments and credit losses are reported as a component of net income. Our auction rate certificates are classified as trading securities. Unrealized gains or losses on trading securities are reported as a component of net income.

We evaluate our investment portfolio for credit losses and other-than-temporary impairments by comparing the fair value with the cost basis for each of our investment securities. An investment is impaired if the fair value is less than its cost basis. If any portion of the impairment is deemed to be the result of a credit loss, the credit loss portion of the impairment is included as a component of net income. If we deem it probable that we will not recover the full cost basis of the security, the security is other-than-temporarily impaired and the impairment loss is recognized as a component of net income.

Our investments in auction rate securities have been illiquid since February 2008 due to failed auctions. In November 2008, we elected to accept a rights offering providing us with certain put rights to sell our auction rate certificates at par value. See Note 3 “Composition of Certain Financial Statement Captions” for further discussion regarding our auction rate certificates and put rights.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). We evaluate our ending inventories for estimated excess quantities and obsolescence. Our evaluation includes the analysis of future sales demand by product, within specific time horizons. Inventories in excess of projected future demand are written down to net realizable value. In addition, we assess the impact of changing technology on our inventory balances and write-off inventories that are considered obsolete. Write downs of inventory are recorded in cost of revenue.

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

Internal Use Software

We account for the costs of computer software developed or obtained for internal use by capitalizing costs of materials, consultants, payroll and payroll-related costs incurred in developing internal use computer software. These costs are included in property, plant and equipment, net on the accompanying consolidated balance sheets. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Our capitalized internal use software costs are typically amortized on a straight-line basis over estimated useful lives of three to five years.

Goodwill, Intangible Assets and Impairment of Long-lived Assets

We account for goodwill in accordance with Accounting Standards Codification Topic 350, Intangibles, Goodwill and Other (ASC 350). We evaluate and test our goodwill for impairment at a reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The goodwill impairment test is a two-step process. In the first step, the carrying value of the net assets of a reporting unit, including goodwill, is compared to the fair value of the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value, a second step is performed to compute the amount of the impairment. We test goodwill for impairment annually during our third fiscal quarter and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During our annual goodwill impairment test performed in the third quarter of fiscal 2009, we had two reporting units—Via which had no assigned goodwill and Dolby Entertainment Technology with goodwill of $250.6 million.

We used the income approach to determine the fair value of our reporting units based on the estimated future cash flows for each reporting unit. The cash flow model was based on our best estimate of future revenues and operating costs. Future revenues were estimated over the period we expect to earn such cash flows, at growth rates consistent with our internal forecasts. The revenue and cost estimates were based on several sources including our historical information, third party industry data and reviews of our internal operations. The cash flow forecasts were adjusted by a discount rate of approximately 13% based on our weighted average cost of capital derived through a capital asset pricing model. The primary components of this model included our considerations of the relative weighting of our total asset structure between our equity and debt, the risk-free rate of return given by the rate of return on U.S. Treasury bonds, an average market risk premium based on a range of historical returns and forward looking estimates and our beta. Our model utilized an effective tax rate of approximately 35%. Further, we evaluated the reasonableness of the fair value of our reporting units by comparing the aggregate fair value of our reporting units determined under the income approach to our market capitalization.

Our market capitalization at the end of our third quarter of fiscal 2009, the period of our annual impairment test, was approximately equal to the aggregate fair value of our reporting units determined under the income approach. Our market capitalization and the aggregate fair value of our reporting units each approximated $4.2 billion, which exceeded the aggregate carrying value of our reporting units by approximately 220%. As of June 26, 2009, the fair values of our two reporting units exceeded their carrying values and therefore no impairment charge was required. During the fourth quarter of fiscal 2009, there were no events or circumstances that would more likely than not trigger a reduction in the fair value of our reporting units below their carrying value.

ASC 350 requires that intangible assets with definite lives be amortized over their estimated useful lives. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships and contracts, and are amortized on a straight-line basis over their useful lives ranging from two to 15 years.

We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. We did not record any material impairment charges on our intangible or long-lived assets for the fiscal year ended September 25, 2009.

Revenue Recognition

We enter into transactions to license technology, trademarks and know-how and to sell products and services. We evaluate revenue recognition for transactions using the criteria set forth by the SEC in Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and Accounting Standards Codification Topic 605, Revenue Recognition (ASC 605). For revenue transactions that involve software or software-related products, such as fees we earn from integrated software vendors, certain product sales with software elements and certain other transactions, we recognize revenue under the guidance established by Accounting Standards Codification Subtopic 985-605, Software—Revenue Recognition (ASC 985-605). The revenue recognition guidance states that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is probable.

Licensing.    Our licensing revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights, including patents, trademarks and know-how. Royalties are recognized when all revenue recognition criteria have been met. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s royalty report and payment. Royalties are deemed fixed or determinable upon verification of a licensee’s royalty report in accordance with the terms of the underlying executed agreement or, in certain circumstances, receipt of a licensee’s royalty report and payment. We determine collectibility based on an evaluation of the licensee’s recent payment history, the existence of a standby letter-of-credit between the licensee’s financial institution and our financial institution and other factors. Corrective royalty statements are accounted for when received, except for negative corrective royalty statements which are reserved for when a reliable estimate can be made. Deferred revenue represents amounts that are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. If we cannot determine that collectibility is probable, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met. Licensing revenue includes fees we earn for administering joint patent licensing programs (patent pools) containing patents owned by us and/or other companies. Royalties related to patent pools are recorded net of royalties payable to third party patent pool members and are recognized when all revenue recognition criteria have been met.

We generate the majority of our licensing revenue through our licensing contracts with original equipment manufacturers (system licensees) and media software vendors. Our revenue recognition policies for each of these arrangements are summarized below.

Licensing to system licensees.    We license our technologies to system licensees who manufacture consumer electronics products and, in return, the system licensee pays us a royalty generally for each unit shipped that incorporates our technologies. Royalties from system licensees are generally recognized upon receipt of a royalty report from the licensee and when all other revenue recognition criteria have been met. In addition, in some cases we receive initial license fees for our technologies and provide post-contract support. In these cases, we recognize the initial fees ratably over the expected support term.

Licensing to media software vendors.    We license our technologies for resale to media software vendors and, in return, the software vendor pays us a royalty for each unit of software distributed that incorporates our technologies. Royalties from media software vendors are generally recognized upon receipt of a royalty report from the licensee and when all other revenue recognition criteria have been met. In addition, in some cases we receive initial license fees for our technologies and provide post-contract upgrades and support. In these cases, we recognize the initial fees ratably over the expected support term, as vendor-specific objective evidence of fair value typically does not exist for the upgrade and support elements of the contract.

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

Multiple Element Arrangements.    We enter into arrangements that include multiple elements such as hardware, software, maintenance and other services. For some of our arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial product. These elements may include support and maintenance and/or the right to receive product upgrades. The fair value of these elements is recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the product. If we do not have fair value of any undelivered element included in a multiple element arrangement, we defer revenue for the entire arrangement until all elements are delivered and/or services have been performed, or until we have fair value of all remaining undelivered elements. If the undelivered element is support and we do not have fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period. When our products have been delivered as part of a multiple element arrangement, but the revenue associated with that product is deferred because the related revenue recognition criteria have not been met, we also defer the related inventory costs. The deferred inventory costs do not exceed the deferred revenue amounts.

Cost of Revenue

Cost of licensing.    Cost of licensing consists principally of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Cost of licensing also includes royalty obligations to third parties for the licensing of intellectual property rights that we sublicense as part of our licensing arrangements with our customers.

Cost of product sales.    Cost of product sales primarily consists of material costs related to the products sold, applied labor and manufacturing overhead and to a lesser extent amortization of certain intangible assets.

Cost of services.    Cost of services consists primarily of the payroll and benefit costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Accounting Standards Codification Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires the measurement of expenses associated with all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements over the requisite service period. In fiscal 2007, 2008 and 2009, we recorded stock-based compensation expense of $19.8 million, $22.7 million, and $22.4 million, respectively. See Note 5 “Stockholders’ Equity and Stock-Based Compensation” for further discussion.

Advertising and Promotional Costs

Advertising and promotional costs are charged to selling, general and administrative expense as incurred. These expenses were $9.6 million, $11.4 million and $9.7 million for fiscal 2007, 2008 and 2009, respectively.

Gain on Settlements

Gain on settlements includes payments received related to the resolution of disputes with implementation licensees from which we do not earn royalties. In contrast, amounts attributable to the resolution of royalty disputes from licensees that specifically represent unpaid royalties are recorded as licensing revenue in the period payment is received, if all other revenue recognition criteria have been met. In fiscal 2007, 2008 and 2009, we received payments totaling $2.1 million, $0.5 million and $6.0 million, respectively, in connection with the settlement of disputes with certain implementation licensees.

Subsequent Event

We evaluate subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events (ASC 855). We have evaluated the impact of subsequent events through the date and time the consolidated financial statements were issued on November 18, 2009. Based on this evaluation, we are not aware of any events or transactions, other than those disclosed in Note 14 “Subsequent Events”, that would require recognition or disclosure in our consolidated financial statements.

Foreign Currency Translation

We maintain sales, marketing and business operations in foreign countries. We translate the assets and liabilities of our international non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses of these subsidiaries are translated using the average rates for the period. Gains and losses from these translations are included in accumulated other comprehensive income in stockholders’ equity.

Certain of our foreign subsidiaries transact in currencies other than their functional currency. Foreign transaction gains and losses are included in our consolidated statements of operations. Additionally, we remeasure non-functional currency assets and liabilities of these subsidiaries using the exchange rate at the end of each period and recognize gains and losses in our consolidated statements of operations. In fiscal 2007, transaction and re-measurement losses included in net income were $1.0 million. In fiscal 2008, transaction and re-measurement gains included in net income were $1.0 million. In fiscal 2009, transaction and re-measurement losses included in net income were $0.7 million.

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes (ASC 740). ASC 740 requires the use of the asset and liability method, under which deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss carryforwards are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.

In the beginning of fiscal 2008, we adopted certain provisions of ASC 740 that changed the framework for accounting for uncertainty in income taxes. Our policy is to record an unrecognized tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities. We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision. See Note 7 “Income Taxes” for further discussion.

Per Share Data

Basic earnings per share is computed by dividing net income by the weighted average number of shares of Class A and Class B common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of Class A and Class B common stock outstanding and the number of potential shares of dilutive Class A and Class B common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	September 28, 2007	September 26, 2008	September 25, 2009
	(in thousands, except per share amounts)
Numerator:
Net income	$142,831	$199,458	$242,991

Denominator:
Weighted-average shares outstanding (basic)	109,202	111,492	113,101
Potential dilutive common shares from restricted stock units and options to purchase Class A common stock and Class B common stock	4,371	3,289	2,266

Weighted-average shares outstanding (diluted)	113,573	114,781	115,367

Earnings Per Share:
Basic earnings per share	$1.31	$1.79	$2.15

Diluted earnings per share	$1.26	$1.74	$2.11

A total of 1,564,320, 2,059,592 and 3,557,421 options were excluded from the dilutive share calculation for fiscal 2007, 2008 and 2009, respectively, because their inclusion would have been anti-dilutive.

2. Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (ASC), which defines the new hierarchy for U.S. GAAP. The ASC is now the sole source for all authoritative non-governmental accounting guidance with the exception of grandfathered guidance, SEC rules and interpretive releases and Statement of Financial Accounting Standards No. 166 and No. 167. The ASC did not change U.S. GAAP. The ASC was effective for all reporting periods that end after September 15, 2009. We adopted the ASC in the fourth quarter of fiscal 2009.

Accounting Standards Update No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements—a consensus of the Emerging Issues Task Force (ASU 2009-14) amends Accounting Standards Codification Subtopic 985-605, Software—Revenue Recognition (ASC 985-605). The amendments in ASU 2009-14 clarify which revenue guidance vendors should use when selling tangible products that contain software. The amendments in ASU 2009-14 establish that if the software contained in the tangible product is essential to the tangible product’s functionality, the product as a whole is excluded from the scope of the software revenue guidance in ASC 985-605 and that vendors should use revenue guidance in Accounting Standards Codification Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements (ASC 605-25) to account for the product revenue. The amendments in ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted at the beginning of an entity’s fiscal year. We will prospectively adopt the amendments in ASU 2009-14 beginning in the first quarter of fiscal 2010. This adoption could have a material impact on our consolidated financial statements because this new guidance will enable us to account for our product sales under the multiple-element arrangements revenue guidance of ASC 605-25.

Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a consensus of the Emerging Issues Task Force (ASU 2009-13) amends Accounting Standards Codification Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements (ASC 605-25). The amendments in ASU 2009-13 enable vendors to account for products or services separately rather than as a combined unit and establish a hierarchy for determining the selling price of a deliverable. In addition, a vendor can determine a best estimate of selling price, in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, if a vendor does not have vendor-specific objective evidence (VSOE) or third party evidence of selling price. ASC 605-25 is also amended to eliminate the use of the residual method and requires a vendor to allocate revenue using the relative selling price method. The amendments in ASU 2009-13 will be effective prospectively, with an option for retrospective restatement of the financial statements, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted at the beginning of an entity’s fiscal year. We will prospectively adopt the amendments in ASU 2009-13 beginning in the first quarter of fiscal 2010. This adoption may have a material impact on our consolidated financial statements as our prospective multi-element product arrangements would no longer require ratable recognition treatment of the entire transaction over the expected support period.

Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167) is not yet contained within the Accounting Standards Codification (ASC). SFAS 167 amends FASB Interpretation No. 46R, now contained within Accounting Standards Codification Topic 810 (ASC 810), to address the elimination of the qualifying special-purpose entity concept and to amend the accounting and disclosure requirements to provide more timely and useful information about an enterprise’s involvement in variable interest entities. SFAS 167 will be effective for all reporting periods beginning after November 15, 2009. We do not expect the adoption of SFAS 167 to have a material impact on our consolidated financial statements.

Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other (ASC 350) removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. ASC 350 also requires expanded disclosures relating to the determination of useful lives of intangible assets. The new provisions of ASC 350 are effective for fiscal years beginning after December 15, 2008, and may impact any intangible asset we acquire in future transactions.

Accounting Standards Codification Topic 815, Derivatives and Hedging (ASC 815) provides additional disclosure requirements for an entity’s derivative and hedging activities. The additional disclosure provisions of ASC 815 are effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (ASC 820) defers the effective date for applying its provisions to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair values in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Accounting Standards Codification Topic 808, Collaborative Arrangements (ASC 808) applies to participants in collaborative arrangements that are not primarily conducted with the creation of a separate legal entity for the arrangement. ASC 808 requires disclosure of payments to or from collaborators based on the nature of the arrangement (including its contractual terms), the nature of the business and whether the payments are within the scope of other accounting literature. ASC 808 requires an entity to report the effects of adopting ASC 808 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements in place at the effective date unless it is impracticable. ASC 808 is effective for fiscal years beginning after December 15, 2008. We do not expect ASC 808 to have a material impact on our consolidated financial statements.

Accounting Standards Codification Topic 810, Consolidation (ASC 810) changes the accounting and reporting for controlling interests, which will be classified as a component of equity. This guidance is effective for us on a prospective basis beginning in the first quarter of our fiscal 2010 except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The presentation requirements will result in the reclassification of our controlling interest from the mezzanine to the equity section of our consolidated balance sheet. We do not expect this guidance to have a material impact on our consolidated financial statements.

Accounting Standards Codification Topic 805, Business Combinations (ASC 805) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled. ASC 805 also requires acquisition-related costs and restructuring costs to be expensed as incurred rather than treated as part of the purchase price. The adoption of ASC 805 will change our accounting treatment prospectively for business combinations initiated on or after September 26, 2009.

3. Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 26, 2008 and September 25, 2009 consisted of the following:

	September 26, 2008	September 25, 2009
Cash and cash equivalents:
Cash	$121,676	$132,772
Cash equivalents:
Money market funds	270,034	318,906
Municipal debt securities	3,051	—

Total cash and cash equivalents	394,761	451,678

Short-term investments:
Auction rate certificates	—	57,254
Municipal debt securities	56,663	105,963
U.S. agency securities	2,514	20,367
U.S. government bonds	—	19,995
Variable rate demand notes	60,490	80,229

Total short-term investments	119,667	283,808

Long-term investments (1):
Auction rate certificates	66,146	—
Corporate bonds	—	22,655
Equity investment	610	—
Municipal debt securities	95,028	130,006
U.S. agency securities	19,212	22,628
U.S. government bonds	—	30,649

Total long-term investments	180,996	205,938

Total cash, cash equivalents and investments	$695,424	$941,424

(1)	Our long-term investments have maturities that range from one to three years.

At September 25, 2009, we held tax-exempt auction rate certificates with a par value of $68.1 million. While we have had a number of successful redemptions, auctions for these instruments have failed and there is no assurance that future auctions will succeed. As a result, we may not be able to liquidate our investment and fully recover the par value in the near term. We do not believe that the underlying issuers of our auction rate certificates are currently at risk of default. We continue to receive interest payments on the auction rate certificates in accordance with their terms.

In November 2008, we elected to accept a rights offering from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS. The rights offering provides us with an option (the “Put Rights”) to sell to UBS at par value our auction rate certificates purchased through UBS, at any time during a two year sale period beginning June 30, 2010. We elected to measure the Put Rights under the fair value option, which allows us to elect fair value treatment with gains and losses recognized as a component of net income for any security at the time of purchase, and recorded a pre-tax gain of $6.6 million in the first quarter of fiscal 2009. Simultaneous with the acceptance of the rights offering, we reclassified our auction rate certificates from available-for-sale securities to trading securities within our long-term investments line item in our consolidated balance sheet. As a result of this reclassification, we recognized a loss of $8.0 million in the first quarter of fiscal 2009, of which $6.1 million related to unrealized losses as of September 26, 2008.

In fiscal 2009, we recognized $10.9 million in net losses related to our auction rate certificates, which included fiscal 2009 declines in fair value of $5.0 million, offset by gains on redemptions of $0.2 million, and the recognition of fiscal 2008 unrealized losses of $6.1 million. The decline in the fair value of our auction rate certificates was primarily due to a decline in the variable yield of these securities. The net losses from our auction rate certificates were offset by gains of $9.5 million related to our Put Rights.

We anticipate exercising our Put Rights within twelve months of our fiscal year ended September 25, 2009 and as such, we have classified them as a financial asset within prepaid and other current assets. Due to the anticipated exercise of the Put Rights, we believe the recovery period for our auction rate certificates is likely to be less than 12 months and as a result, we have classified these investments as short-term investments as of September 25, 2009.

Our investment portfolio which is recorded as cash equivalents, short-term investments, and long-term investments as of September 26, 2008 and September 25, 2009 was as follows:

	September 26, 2008
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Auction rate certificates	$72,200	$—	$(6,054)	$66,146
Equity investment	610	—	—	610
Money market funds	270,034	—	—	270,034
Municipal debt securities	154,870	173	(301)	154,742
U.S. agency securities	21,775	23	(72)	21,726
Variable rate demand notes	60,490	—	—	60,490

Cash equivalents and investments	$579,979	$196	$(6,427)	$573,748

	September 25, 2009
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Auction rate certificates	$57,254	$—	$—	$57,254
Corporate bonds	22,403	252	—	22,655
Money market funds	318,906	—	—	318,906
Municipal debt securities	233,320	2,667	(18)	235,969
U.S. agency securities	42,515	480	—	42,995
U.S. government bonds	50,431	213	—	50,644
Variable rate demand notes	80,229	—	—	80,229

Cash equivalents and investments	$805,058	$3,612	$(18)	$808,652

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of September 26, 2008 and September 25, 2009:

	September 26, 2008
	Less than 12 months		12 months or greater		Total
	Fair Values	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses
	(in thousands)
Auction rate certificates	$66,146	$(6,054)	$—	$—	$66,146	$(6,054)
U.S. government agency securities	15,057	(72)	—	—	15,057	(72)
Municipal debt securities	97,968	(301)	—	—	97,968	(301)

Total	$179,171	$(6,427)	$—	$—	$179,171	$(6,427)

	September 25, 2009
	Less than 12 months		12 months or greater		Total
	Fair Values	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses
	(in thousands)
Municipal debt securities	$8,405	$(18)	$—	$—	$8,405	$(18)

Total	$8,405	$(18)	$—	$—	$8,405	$(18)

The unrealized losses on our available-for-sale investments were caused primarily by unfavorable changes in interest rates. We do not have the intent to sell and we will not have to sell these securities before we recover any unrealized losses. Moreover, we expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at September 25, 2009 to be other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.

Accounts Receivable

Accounts receivable consists of the following:

	September 26, 2008	September 25, 2009
	(in thousands)
Trade accounts receivable	$25,917	$21,991
Amounts receivable related to patent administration program	3,532	3,212

	29,449	25,203
Less: Allowance for doubtful accounts	(1,799)	(2,222)

Accounts receivable, net	$27,650	$22,981

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Operations	Deductions	Balance at End of Fiscal Year
	(in thousands)
For fiscal year ended September 28, 2007	$1,724	$943	$(1,764)	$903
For fiscal year ended September 26, 2008	903	935	(39)	1,799
For fiscal year ended September 25, 2009	1,799	1,392	(969)	2,222

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 26, 2008	September 25, 2009
	(in thousands)
Raw materials	$3,315	$3,670
Work in process	1,891	1,207
Finished goods	12,927	8,098

Inventories	$18,133	$12,975

The reduction in finished goods inventory from September 26, 2008 to September 25, 2009 was primarily due to lower quantities on hand of our first generation digital cinema products as of September 25, 2009 as we transition to our next generation digital cinema solution.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

	September 26, 2008	September 25, 2009
	(in thousands)
Land	$14,769	$14,004
Buildings	31,629	29,694
Leasehold improvements	45,627	48,325
Machinery and equipment	29,864	27,022
Systems and software	26,454	32,750
Furniture and fixtures	17,717	17,991
Equipment provided under operating leases	12,493	20,025

	178,553	189,811
Less: Accumulated depreciation	(90,638)	(97,633)

Property, plant and equipment, net	$87,915	$92,178

Depreciation expense of $11.2 million, $12.4 million and $13.5 million in fiscal 2007, 2008 and 2009, respectively, is included in cost of product sales, cost of services, research and development expense, and selling, general and administrative expense in the accompanying consolidated statements of operations.

Goodwill and Intangible Assets

The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 28, 2007	$39,364
Acquired goodwill	211,912
Valuation allowance reversal on prior acquisition	(2,089)
Translation adjustments and other	1,169

Balance at September 26, 2008	$250,356
Acquired goodwill	10,522
Translation adjustments and other	243

Balance at September 25, 2009	$261,121

Following is a summary of intangible assets:

	September 26, 2008	September 25, 2009
	(in thousands)
Amortized intangible assets:
Acquired patents and technology	$55,519	$59,964
Customer relationships	30,270	30,851
Customer contracts	5,300	6,073
Other intangibles	11,862	20,184

	102,951	117,072
Less: Accumulated amortization	(19,891)	(35,037)

Intangible assets, net	$83,060	$82,035

In fiscal 2008, we acquired Coding Technologies for a total purchase price of approximately $253.0 million, net of cash acquired, of which $211.9 million was allocated to goodwill and $59.3 million was allocated to intangible assets. The intangible assets are being amortized over a period ranging from four to nine years.

In April 2009, we acquired a company for a total purchase price of $16.6 million. Based on an allocation of the purchase price, goodwill and intangible assets resulting from this acquisition amounted to approximately $10.5 million and $4.5 million, respectively. The intangible assets are being amortized over a period of approximately five years.

The increase in other intangible assets from September 26, 2008 to September 25, 2009 is primarily due to the recording of an asset attributable to a lump sum payment to an unrelated patent licensor in the first quarter of fiscal 2009. See Accrued Liabilities below for further discussion.

Amortization expense associated with our intangible assets was $3.3 million, $12.5 million and $15.2 million in fiscal 2007, 2008 and 2009, respectively, and is included in cost of licensing, cost of product sales and selling, general and administrative expenses in the accompanying consolidated statements of operations. Amortization of intangible assets held at September 25, 2009 is expected to be approximately $16.4 million, $16.1 million, $12.6 million, $11.3 million, $10.7 million and $14.9 million in fiscal 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $39.8 million and $46.0 million at September 26, 2008 and September 25, 2009, respectively. In fiscal 2009, we recognized approximately $38.6 million of digital cinema product revenue, including $25.1 million relating to products sold in years prior to fiscal 2009, as a result of achieving compliance with the DCI specifications and satisfying all other revenue recognition criteria. The associated deferred costs of $25.7 million, including $17.7 million relating to products sold in years prior to fiscal 2009, were then transferred from prepaid expenses and other current assets to cost of product sales. This recognition of deferred costs was offset primarily by further cost deferrals as a result of additional digital cinema related product sales deferred at the end of fiscal 2009. See Deferred Revenue below for further discussion.

The increase in prepaid and other current assets from September 26, 2008 to September 25, 2009 was also due to transferring our UBS Put Rights in the amount of $9.5 million from other non-current assets in the fourth quarter of fiscal 2009. We anticipate exercising our Put Rights within twelve months of our fiscal year ended September 25, 2009 and therefore, we have classified them as a financial asset within the prepaid and other current assets line item in our consolidated balance sheet. See Cash, Cash Equivalents, and Investments above for further discussion.

Other Non-Current Assets

Other non-current assets consist primarily of supplemental retirement plan assets, long-term prepaid expenses and long-term income tax receivables. See Note 8 “Retirement Plans” for further discussion on our supplemental retirement plan.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 26, 2008	September 25, 2009
	(in thousands)
Accrued royalties	$32,064	$2,070
Amounts payable to joint licensing program partners	40,266	28,906
Accrued compensation and benefits	47,617	40,952
Accrued professional fees	3,749	4,392
Current portion of litigation settlement (see Note 12)	2,686	2,785
Other accrued liabilities	20,406	21,796

Accrued liabilities	$146,788	$100,901

At September 26, 2008, accrued royalties included amounts related to a then ongoing dispute regarding the terms of a license agreement with an unrelated patent licensor. We accrued royalties related to this matter from the third quarter of fiscal 2006 through the third quarter of fiscal 2007. In the first quarter of fiscal 2009, we entered into an amendment to the license agreement with the unrelated patent licensor. Under the terms of the amendment, we paid a one time lump sum amount of $17.5 million to buy out all payment obligations and each party released any claims it may have had against the other with respect to the license agreement. Of the $17.5 million lump sum payment, $8.3 million was recorded as an intangible asset representing the fair value of the future benefit to be obtained from the payment. The intangible asset is being amortized to cost of revenue over a period of three years. The remaining amount of the lump sum payment, or $9.2 million, was recorded as a reduction to accrued royalties which as of September 26, 2008 was approximately $29.2 million. The remaining accrual balance of approximately $20.0 million was eliminated in the first quarter of fiscal 2009 and recorded as a gain from amended patent licensing agreement as a reduction of cost of revenue.

Deferred Revenue

Deferred revenue included in current liabilities is $37.3 million and $37.2 million at September 26, 2008 and September 25, 2009, respectively. The period-end balances were primarily comprised of deferred digital cinema related product sales, and to a lesser extent deferred licensing and services revenue. We had deferred digital cinema product revenue as a result of our obligation to upgrade our equipment to be compliant with the DCI specifications. During fiscal 2009, we achieved compliance with these specifications by making certain software upgrades available. As a result, we recognized $38.6 million in digital cinema related product revenue in fiscal 2009, including $25.1 million relating to products shipped in years prior to fiscal 2009. This decrease in deferred revenue was offset primarily by further revenue deferrals as a result of digital cinema related product sales during fiscal 2009, which we recognize ratably over the support period.

Digital cinema server sales are multiple-element arrangements that include the sale of products and product support. As VSOE of fair value does not currently exist for the product support included within digital cinema server arrangements, digital cinema sales and costs are deferred, and recognized for the entire arrangement ratably over the support period. The amounts recognized as product revenue for the fiscal year ended September 25, 2009 consist of product and product support revenue, pro-rated over the elapsed support period.

Debt

We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant. The loans are collateralized by commercial real property and are guaranteed by Dolby Laboratories, Inc.

Following is a summary of our debt balances:

	September 26, 2008	September 25, 2009
	(in thousands)
$12.0 million term loan at prime interest rate of 3.3% at September 25, 2009, repayable in monthly installments with remaining principal due May 2013	$5,214	$4,240
$2.5 million term loan at 6.2% effective interest rate, repayable in monthly installments with remaining principal due April 2014	1,261	1,071
Term loan denominated in U.K. pounds at 6.6% effective interest rate, repayable in quarterly installments with the remaining principal due April 2015	2,900	2,138

Total debt	9,375	7,449
Less: Current portion of debt	(1,593)	(1,624)

Long-term debt	$7,782	$5,825

The fair value of our debt approximates the carrying value based on borrowing rates currently available to us for loans with similar terms and remaining maturities. See Note 9 “Commitments and Contingencies” for a summary of the maturities of our debt balances at September 25, 2009.

Other Non-Current Liabilities

Following is a summary of the components of other non-current liabilities:

	September 26, 2008	September 25, 2009
	(in thousands)
Long-term portion of litigation settlement	$5,568	$2,854
Supplemental retirement plan obligation	3,884	2,083
Other liabilities	23,962	26,532

Total other non-current liabilities	$33,414	$31,469

For a discussion of the litigation settlement, refer to Note 12 “Legal Proceedings.” Other liabilities as of September 26, 2008 and September 25, 2009, are primarily comprised of gross unrecognized tax benefits, including interest and penalties, of $19.8 million and $21.2 million, respectively. See Note 7 “Income Taxes” for additional information.

Accumulated Other Comprehensive Income

Accumulated foreign currency translation gains were $11.4 million at September 28, 2007, $9.4 million at September 26, 2008 and $7.3 million at September 25, 2009. Accumulated unrealized gains on investments, net were $0.1 million at September 28, 2007. Accumulated unrealized losses on investments, net are $4.7 million at September 26, 2008. Accumulated unrealized gains on investments, net are $2.2 million at September 25, 2009.

4. Fair Value Measurements

Effective September 27, 2008, we adopted guidance contained within Accounting Standards Codification Topic 820, Fair Value Measurements (ASC 820) which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 describes three levels of inputs that may be used to measure fair value:

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

Financial assets carried at fair value as of September 25, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Auction rate certificates	$—	$—	$57,254	$57,254
Corporate bonds	—	22,655	—	22,655
Forward currency contract	—	14	—	14
Investments held in supplemental retirement plan	3,935	—	—	3,935
Money market funds	318,906	—	—	318,906
Municipal debt securities	—	235,969	—	235,969
Put Rights	—	—	9,508	9,508
U.S. agency securities	—	42,995	—	42,995
U.S. government bonds	—	50,644	—	50,644
Variable rate demand notes	—	80,229	—	80,229

Total	$322,841	$432,506	$66,762	$822,109

Financial liabilities carried at fair value as of September 25, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Investments held in supplemental retirement plan	$3,935	$—	$—	$3,935
Interest rate derivative	—	279	—	279

Total	$3,935	$279	$—	$4,214

The fair values of our Level 1 financial assets are based on quoted market prices of the identical underlying securities and include money market funds and trading securities held in our supplemental retirement plan with quoted prices in active markets. The fair values of our Level 2 financial assets and liabilities are obtained from professional pricing sources for these or comparable instruments, rather than direct observations of quoted prices in active markets and include corporate bonds, municipal debt securities, U.S. agency securities, U.S. government bonds, variable rate demand notes, a forward currency contract, and interest rate derivatives. Fair values of auction rate certificates and Put Rights are classified as Level 3 because quoted prices are unobservable or no market data is available.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

Auction rate certificates and Put Rights
(in thousands)
Balances at September 26, 2008	$66,146
Gains or losses included in earnings:
Unrealized loss from auction rate certificates	(5,010)
Realized gain on redemptions at par of auction rate certificates	193
Unrealized gain from Put Rights	9,508
Redemptions at par of auction rate certificates	(4,075)

Balances at September 25, 2009	$66,762

Observable market information to determine fair value of our auction rate certificates and Put Rights is insufficient. We estimated fair value of our auction rate certificates by using a discounted cash flow model, which incorporates assumptions that market participants would use in their estimates of fair value. Some of the assumptions used to determine fair value of our auction rate certificates include the interest yield of the investments, the collateral underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows, the likelihood of a successful auction in a future period and the final stated maturities. We estimated fair value of our Put Rights by calculating the difference between par value and fair value of the underlying auction rate certificates, discounted for counterparty credit risk. Some of the assumptions used to determine fair value of our Put Rights include the value of the underlying auction rate certificates and the credit risk associated with the Put Rights issuer, UBS.

The unrealized loss from auction rate certificates, the realized gain on redemptions and the unrealized gain from Put Rights are included in the other expense, net line item in our consolidated statement of operations for the year ended September 25, 2009.

5. Stockholders’ Equity and Stock-Based Compensation

Class A and Class B Common Stock

Our board of directors has authorized two classes of common stock, Class A and Class B. At September 25, 2009, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At September 25, 2009, we had 53,412,121 shares of Class A common stock and 60,437,054 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share.

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

As of September 25, 2009, there were options outstanding to purchase 1.7 million shares of Class B common stock, of which all were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 3.9 years. Subsequent to fiscal 2005, no further options were granted and no further options will be granted under this plan.

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

As of September 25, 2009, there were options outstanding to purchase 4.8 million shares of Class A common stock, of which 1.5 million were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 8.1 years.

Stock-Based Compensation

We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options, restricted stock units, stock appreciation rights and shares issued under our employee stock purchase plan. In fiscal 2007, 2008 and 2009, we recorded stock-based compensation expense of $19.8 million, $22.7 million, and $22.4 million, respectively, in our consolidated statements of operations. Below is a summary of the different types of stock-based awards issued under our stock plans:

Stock Options.    We have granted stock options to our employees, officers and directors under our 2005 Stock Plan and our 2000 Stock Incentive Plan. Stock options are generally granted at fair market value on the date of grant. Options granted to employees and officers prior to June 2008 generally vest over four years, with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or 3 months after termination of service. Options granted to employees and officers from June 2008 onward generally vest over four years, with each option becoming exercisable as to 25% of the number of shares subject to the option on the one-year anniversary of the date of grant and the balance of the shares subject to the option vesting in equal monthly installments over the next 36 months thereafter, and expire on the earlier of 10 years after the date of grant or 3 months after termination of service. Options granted to outside directors generally vest over 3 years with equal annual cliff vesting and expire on the earlier of 10 years after the date of grant or three months after termination of service. All options granted vest over the requisite service period and upon the exercise of stock options, we issue new shares of Class B common stock under the 2000 Stock Incentive Plan and new shares of Class A common stock under the 2005 Stock Plan. Our 2005 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria. Although no such awards have been granted as of September 25, 2009, there is a contractual agreement with our Executive Chairman of the Board of Directors whereby he is eligible to receive a stock option grant on February 16, 2010 giving him the right to purchase a certain number of the Company’s Class A common shares with a fair value, as measured by the Black-Scholes model, between $0.1 million and $0.3 million as of the date of grant. The stock options shall have exercise prices equal to the fair market value of the Class A common stock on the date of grant. The size of the grant shall be determined by our Compensation Committee in the second quarter of fiscal 2010, prior to February 16, 2010, and shall be based on the Compensation Committee’s assessment of his achievement of performance goals relating to leadership, counseling and technology consulting. In fiscal 2009, we recorded $0.1 million in stock-based compensation expense related to this contractual agreement with our Executive Chairman of the Board of Directors.

We utilize the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Year Ended
	September 28, 2007	September 26, 2008	September 25, 2009
Expected life (in years)	5.66	5.08	5.02
Risk-free interest rate	4.6%	2.9%	2.0%
Expected stock price volatility	43.2%	43.1%	47.1%
Dividend yield	—	—	—

To determine an estimate for the expected term of our stock options granted in fiscal 2009, we evaluate historical exercise patterns of our employees and make an assumption regarding future exercise patterns. To determine an estimate for the expected stock price volatility for stock options granted in fiscal 2009, we utilized a blend of the historical volatility for our common stock since our initial public offering and our implied volatility. To determine an estimate for the risk-free interest rate we used an average interest rate based on U.S. Treasury instruments having terms consistent with the expected term of our awards.

The following table summarizes the weighted-average fair value of stock options granted and the total intrinsic value of stock options exercised during fiscal 2007, 2008 and 2009:

	Fiscal Year Ended
	September 28, 2007	September 26, 2008	September 25, 2009
Weighted-average fair value at date of grant	$14.00	$19.22	$14.32
Intrinsic value of options exercised (in thousands)	79,818	83,203	29,523
Fair value of options vested (in thousands)	17,657	21,292	17,448

Included in stock-based compensation expense was $19.5 million, $20.5 million and $16.6 million for fiscal 2007, 2008 and 2009, respectively, related to employee stock options, net of estimated forfeitures. We determine our estimated forfeiture rate based on an evaluation of historical forfeitures. For awards granted in fiscal 2009, we utilized an estimated forfeiture rate of 5.13%. Total unrecorded stock-based compensation cost at September 25, 2009 associated with employee stock options expected to vest was $40.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table summarizes information about stock options issued to officers, directors, and employees under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 26, 2008	6,671	$21.58
Grants	1,515	33.31
Exercises	(1,223)	11.75
Forfeitures	(423)	34.38

Options outstanding at September 25, 2009	6,540	25.36	7.0	$92,940

Options vested and expected to vest at September 25, 2009	6,292	24.94	6.9	91,610

Options exercisable at September 25, 2009	3,241	14.93	5.3	77,355

Aggregate intrinsic value is based on the closing price of our common stock on September 25, 2009 of $37.99 and excludes the impact of options that were not in-the-money.

The following table summarizes information about stock options outstanding and exercisable at September 25, 2009:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$1.25 - $1.25	24	2.1	$1.25	24	$1.25
$1.26 - $1.26	420	1.5	1.26	420	1.26
$2.08 - $6.28	1,100	4.6	2.08	1,100	2.08
$6.29 - $19.21	715	5.6	15.51	671	15.44
$19.22 - $28.12	140	6.8	22.02	95	21.31
$28.13 - $38.20	2,816	8.3	31.31	640	30.47
$38.21 - $48.14	622	8.8	43.10	112	45.11
$48.15 - $51.18	703	8.4	48.19	179	48.20

	6,540			3,241

Restricted Stock Units.    We grant restricted stock units to certain employees, officers and directors under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting and awards granted to directors generally vest over three years, with equal annual cliff-vesting. Our 2005 Stock Plan also allows us to grant restricted stock units which vest based on the satisfaction of specific performance criteria, although no such awards have been granted as of September 25, 2009. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized over the requisite service period. No restricted stock units were granted prior to fiscal 2008. Stock-based compensation expense related to restricted stock units was $1.8 million and $5.2 million in fiscal 2008 and 2009, respectively. Total unrecorded stock-based compensation cost at September 25, 2009 associated with restricted stock units expected to vest was $17.9 million, which is expected to be recognized over a weighted average period of 3.1 years.

The following table summarizes information about restricted stock units issued to officers, directors and employees under our 2005 Stock Incentive Plan:

	Shares	Weighted Average Fair Value
	(in thousands)
Non-vested at September 26, 2008	255	$46.85
Granted	453	32.59
Vested	(65)	46.92
Forfeitures	(30)	44.51

Non-vested at September 25, 2009	613	36.43

Stock Appreciation Rights.    We have granted stock appreciation rights to certain of our foreign employees. These awards are settled in cash rather than stock, and are classified as liability awards under ASC 718. Stock-based compensation expense related to stock appreciation rights was $0.3 million and $0.2 million in fiscal 2007 and 2008, respectively, and less than $0.1 million in fiscal 2009.

Employee Stock Purchase Plan.    In January 2005, our board of directors adopted and our stockholders approved our Employee Stock Purchase Plan (ESPP), which allows eligible employees to have up to 10 percent of their eligible compensation withheld and used to purchase Class A common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than one thousand shares in an offering period, whichever is less. The plan provides for a purchase price equal to 85 percent of the closing price on the New York Stock Exchange on the last day of the purchase period. Under the ESPP, substantially all employees may purchase Class A common stock through payroll withholdings. Our ESPP did not become compensatory until fiscal 2008 and therefore no compensation expense was recorded in fiscal 2007. In fiscal 2008 and 2009, we recorded compensation expense of $0.2 million and $0.5 million for our ESPP, respectively. Our ESPP does not have a look-back option and is classified as a liability award. At September 25, 2009, our accrued liabilities included $1.5 million for employee withholdings and related compensation cost.

6. Restructuring

Prior to the first quarter of fiscal 2009, our Cinea reporting unit operated as a stand-alone business with its own dedicated resources and facilities. In the first quarter of fiscal 2009, we ceased using two of Cinea’s leased facilities in Virginia, terminated employees and integrated Cinea into our Dolby Entertainment Technology reporting unit. This activity resulted in severance and other charges attributable to the termination of employees and facilities charges relating to non-cancelable lease costs, net of expected sublease income, in the amount of $1.0 million in fiscal 2009.

In fiscal 2009, we also undertook a restructuring project to reallocate our global manufacturing resources. As part of this restructuring project, we consolidated our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility in the second quarter of fiscal 2009, which resulted in a reduced manufacturing workforce. In addition, we reduced our workforce in our Brisbane, California manufacturing facility. In fiscal 2009, we recorded charges of $3.8 million related to the restructuring of our manufacturing operations.

We expect to satisfy all restructuring related liabilities accrued as of the fiscal year ended September 25, 2009 in fiscal 2010. As of September 25, 2009, we had not ceased using our Wootton Bassett facilities, which include our former UK manufacturing facilities. Therefore, no facility-related restructuring costs were recognized in the current fiscal year. We are exploring alternatives with regard to our facilities in Wootton Bassett and depending upon which alternative we choose, we may recognize facility-related restructuring costs in the future.

Changes in restructuring accruals included in accrued liabilities in our consolidated balance sheet as of September 25, 2009 were as follows:

	Severance	Facilities and contract termination costs	Fixed assets write-off	Other associated costs	Total
	(in thousands)
Balance at September 26, 2008	$—	$—	$—	$—	$—
Restructuring charges	3,994	232	141	480	4,847
Cash payments	(2,891)	(144)	—	(460)	(3,495)
Non-cash charges	—	—	(141)	—	(141)

Balance at September 25, 2009	$1,103	$88	$—	$20	$1,211

7. Income Taxes

The components of our income before provision for income taxes and controlling interest are as follows:

	Fiscal Year Ended
	September 28, 2007	September 26, 2008	September 25, 2009
	(in thousands)
United States	$207,321	$309,781	$357,401
Foreign	2,095	(7,979)	14,018

Total	$209,416	$301,802	$371,419

The provision for income taxes consists of the following:

	Fiscal Year Ended
	September 28, 2007	September 26, 2008	September 25, 2009
	(in thousands)
Current:
Federal	$71,185	$86,115	$80,298
State	12,588	15,415	13,213
Foreign	14,477	20,990	28,325

Total current	98,250	122,520	121,836
Deferred:
Federal	(28,337)	(17,171)	7,187
State	(4,261)	(3,146)	1,433
Foreign	(521)	(1,433)	(3,383)

Total deferred	$(33,119)	$(21,750)	$5,237

Provision for income taxes	$65,131	$100,770	$127,073

Licensing revenue is recognized gross of foreign withholding taxes that are remitted by our licensees directly to foreign tax authorities. Withholding taxes were $12.9 million, $17.6 million and $22.8 million in fiscal 2007, 2008 and 2009, respectively. The foreign current tax includes the above withholding tax expense and a corresponding foreign tax credit benefit in current federal taxes.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	September 26, 2008	September 25, 2009
	(in thousands)
Deferred income tax assets:
Investments	$908	$1,348
Accounts receivable	607	782
Inventories	3,372	3,534
Net operating loss	1,960	5,256
U.S. state taxes	4,121	4,693
Accrued expenses	27,850	12,638
Stock-based compensation	12,231	15,978
Revenue recognition	54,897	59,291
Foreign tax credits	3,680	4,458
Unrealized loss on investments	1,558	—
Other	9,119	8,517

Total gross deferred income tax assets	120,303	116,495
Less: Valuation allowance	—	—

Total deferred income tax assets	120,303	116,495
Deferred income tax liabilities:
Translation adjustment	(4,721)	(3,764)
Intangibles	(14,292)	(12,876)
Depreciation and amortization	(1,321)	(4,864)
Unrealized gain on investments	—	(1,371)

Deferred income tax assets, net	$99,969	$93,620

The above deferred income tax assets, net have been classified in the accompanying consolidated balance sheets as follows:
Current deferred income tax assets	$91,824	$83,438
Long-term deferred income tax assets, net	8,145	10,182

Deferred income tax assets, net	$99,969	$93,620

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, we believe it is more likely than not that the benefits of these deductible differences will be realized and, therefore, a valuation allowance is not required.

As of September 25, 2009, we had net operating loss carryovers for Australia and Sweden tax purposes of $6.1 million and $13.9 million, respectively. These loss carryovers have no expiration dates. As part of an acquisition in April 2009, we acquired net operating loss carryovers for Federal and California tax purposes of $9.7 million and $9.6 million, respectively. The losses carried forward for Federal and California tax purposes at September 25, 2009 were $8.9 million and $8.8 million, respectively, and will expire in fiscal 2029 if unused.

A reconciliation of the federal statutory tax rate to our effective tax rate for fiscal 2007, 2008 and 2009, is as follows:

	Fiscal Year Ended
	September 28, 2007	September 26, 2008	September 25, 2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	3.3	3.6	3.3
Stock-based compensation expense rate	(0.1)	(0.1)	(0.1)
Loss from foreign corporations	(0.1)	—	—
Research and development tax credits	(1.4)	(1.0)	(1.5)
Tax exempt interest	(1.9)	(1.5)	(0.8)
United States manufacturing tax incentives	(3.2)	(1.7)	(1.6)
Other	(0.5)	(0.9)	(0.1)

Effective tax rate	31.1%	33.4%	34.2%

As of September 25, 2009, the total amount of gross unrecognized tax benefits was $16.9 million, of which $11.0 million, if recognized, would affect our effective tax rate. Our liability for unrecognized tax benefits are classified as non-current liabilities in the consolidated balance sheet.

The aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows:

(in thousands)
Beginning balance as of September 29, 2007 (date of adoption)	$7,886
Lapse of statute of limitations	(230)
Decreases in balances related to tax positions taken during prior years	(379)
Increases in balances related to tax positions taken during the current year	8,248

Balance as of September 26, 2008	$15,525

Lapse of statute of limitations	(171)
Decreases in balances related to tax positions taken during prior years	(593)
Increases in balances related to tax positions taken during prior years	632
Increases in balances related to tax positions taken during the current year	1,523

Balance as of September 25, 2009	$16,916

The increase in the balance for unrecognized tax benefits at September 25, 2009 primarily relates to differences between benefits claimed on the Company’s returns expected to be filed for fiscal 2009 and amounts recognized on the financial statements.

To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction of the overall income tax provision. At September 26, 2008, we had $2.1 million of accrued interest and $2.1 million of accrued penalties on unrecognized tax benefits. At September 25, 2009, we had $1.7 million of accrued interest and $2.6 million of accrued penalties on unrecognized tax benefits. Our current tax provision includes penalties of $0.5 million less interest expense of $0.5 million.

We file income tax returns in the United States on a federal basis and in several U.S. state and foreign jurisdictions. Our three most significant tax jurisdictions are the U.S., United Kingdom (U.K.), and state of California. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. We are no longer subject to examinations by the Internal

Revenue Service through the 2004 tax year, for U.S. federal tax purposes, and through the 2004 tax year by the appropriate governmental agencies for U.K. tax purposes. In addition, we are no longer subject to examination by the state of New York through the 2005 tax year for income tax purposes. Our California filings are no longer subject to examination through the 1999 tax year by the appropriate California agency. Other significant jurisdictions include Australia, Canada and Sweden and they are no longer subject to examinations through the year 2003, 2005 and 2007, respectively. We do not believe that the outcome of any ongoing examination will have a material impact on our financial statements.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe there is a reasonable possibility of any significant change to our total unrecognized tax benefits within the next twelve months.

8. Retirement Plans

We maintain a tax-qualified 401(k) retirement plan for employees in the United States, and similar plans in foreign jurisdictions. Retirement plan expenses were $7.0 million, $8.9 million and $9.2 million for fiscal 2007, 2008 and 2009, respectively. Retirement plan expenses are included in cost of product sales, cost of services, selling, general and administrative expense and research and development expense in the accompanying consolidated statements of operations.

9. Commitments and Contingencies

The following table presents a summary of our contractual obligations and commitments as of September 25, 2009:

	Payments Due by Period
	Long-term debt (1)	Operating leases (2)	Payment on litigation settlement (3)	Purchase obligations (4)	Total
	(in thousands)
Fiscal 2010	$1,624	$7,239	$3,000	$4,180	$16,043
Fiscal 2011	1,720	6,591	3,000	—	11,311
Fiscal 2012	1,823	5,563	—	—	7,386
Fiscal 2013	1,477	4,403	—	—	5,880
Fiscal 2014	805	3,102	—	—	3,907
Thereafter	—	2,582	—	—	2,582

Total	$7,449	$29,480	$6,000	$4,180	$47,109

(1)	We maintain three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant.
(2)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of September 25, 2009.
(3)	In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. See Note 12 “Legal Proceedings” for further discussion.
(4)	We had certain purchase obligations as of September 25, 2009 representing non-cancelable commitments to purchase inventory from our manufacturing supply base in fiscal 2010.

Rental expenses under operating leases were $4.5 million, $7.7 million and $7.9 million for fiscal 2007, 2008 and 2009, respectively. These amounts include expenses for rent payable to our principal stockholder of $1.3 million, $1.4 million and $1.3 million for fiscal 2007, 2008 and 2009, respectively.

We are party to certain contractual agreements under which we have agreed to provide indemnifications of varying scope and duration to the other party relating to our licensed intellectual property. Historically, we have made no payments for these indemnification obligations and no amounts have been accrued in our consolidated financial statements with respect to these indemnification obligations. Due to the varying indemnification obligations, we are unable to make a reasonable estimate of the maximum potential amount we could be required to pay.

Under the terms of the September 2003 agreement to acquire all outstanding shares of our subsidiary, Cinea, we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction through 2022. As of September 25, 2009, no additional purchase consideration had been paid and no liability is reflected on our balance sheet. We have not met, and we do not expect to meet, the revenue threshold that would trigger a payment obligation.

10. Segment and Geographic Information

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

Geographic Information

Revenue by geographic region, as determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for product sales, and the location where services were performed for services revenue, was as follows:

	Revenue by Geographic Region
	Fiscal Year Ended
	September 28, 2007	September 26, 2008	September 25, 2009
	(in thousands)
International	$337,480	$425,391	$467,193
United States	144,548	214,840	252,310

Total revenue	$482,028	$640,231	$719,503

In fiscal 2007, one customer accounted for approximately 10% of our total revenue. In fiscal 2008 and 2009, a different customer from fiscal 2007 accounted for approximately 10% of our total revenue.

The concentration of our revenue from individual countries or geographic regions was as follows:

	Fiscal Year Ended
	September 28, 2007	September 26, 2008	September 25, 2009
United States	30%	34%	35%
Japan	20%	21%	21%
Europe	19%	17%	17%
Taiwan	11%	12%	11%
South Korea	6%	6%	8%
China	10%	8%	6%
Other	4%	2%	2%

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Long-Lived Tangible Assets by Geographic Region
	September 26, 2008	September 25, 2009
	(in thousands)
United States	$63,402	$71,703
International	24,513	20,475

Total long-lived tangible assets	$87,915	$92,178

Long-lived tangible assets, which consist of property, plant and equipment net of accumulated depreciation, held in the United Kingdom were $19.2 million and $15.4 million at September 26, 2008 and September 25, 2009, respectively.

11. Related Party Transactions

We lease our primary San Francisco corporate offices from our principal stockholder. The current lease expires on December 31, 2013, but we have the option to renew the lease for two additional five-year terms. Rent to related parties for fiscal 2007, 2008 and 2009, was $1.3 million, $1.4 million and $1.3 million, respectively.

We are the managing member or general partner in entities which own and lease commercial property in the United States and United Kingdom. Our principal stockholder is the limited member or limited partner, but with a majority economic interest, in each of these entities. These entities were established for the purposes of purchasing and leasing commercial property primarily for our own use. While a portion of the property is leased to third parties, we occupy a majority of the space. The debt used to finance the purchases of property by these entities is collateralized by the acquired property and guaranteed by Dolby Laboratories. Therefore, given that these affiliated entities are an integrated part of our operations, we have consolidated the entities’ assets and liabilities and results of operations in our consolidated financial statements. The share of earnings and net assets of the entities attributable to the limited member or limited partner, as the case may be, is reflected as controlling interest in the accompanying consolidated financial statements. These entities distributed approximately $0.4 million, $0.3 million and $0.3 million in fiscal 2007, 2008 and 2009, respectively, to our principal stockholder. The outstanding principal balance on the debt of these entities was $7.4 million at September 25, 2009. The carrying amount of property that is collateral for these entities’ debt was $38.1 million at September 25, 2009.

Our ownership interest in the consolidated affiliated entities is as follows:

Company Name	Ownership interest as of September 25, 2009
Dolby Properties, LLC	37.5%
Dolby Properties Brisbane, LLC	49.0%
Dolby Properties Burbank, LLC	49.0%
Dolby Properties United Kingdom, LLC	49.0%
Dolby Properties, LP	10.0%

12. Legal Proceedings

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of September 25, 2009, we had $6.0 million remaining to be paid under this settlement.

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

13. Selected Quarterly Financial Data (unaudited)

	Fiscal Quarter Ended
	December 28, 2007	March 28, 2008	June 27, 2008	September 26, 2008	December 26, 2008	March 27, 2009	June 26, 2009	September 25, 2009
	(unaudited)
	(in thousands, except per share amounts)
Revenue:
Licensing	$122,430	$149,619	$127,558	$137,756	$154,056	$159,879	$142,141	$138,621
Product sales	20,010	15,628	18,060	18,586	17,946	36,008	21,790	20,223
Services	7,787	7,310	8,699	6,788	8,256	8,237	7,313	5,033

Total revenue	150,227	172,557	154,317	163,130	180,258	204,124	171,244	163,877
Cost of revenue	17,966	17,246	16,016	16,549	(4,228)	31,982	19,750	17,264

Gross margin	132,261	155,311	138,301	146,581	184,486	172,142	151,494	146,613

Income before taxes and controlling interest	72,572	86,929	70,867	71,434	116,960	108,219	79,019	67,221

Net income	$47,673	$56,778	$46,448	$48,559	$78,095	$69,451	$51,146	$44,299

Earnings per share:
Basic	$0.43	$0.51	$0.42	$0.43	$0.69	$0.62	$0.45	$0.39
Diluted	$0.42	$0.49	$0.40	$0.42	$0.68	$0.60	$0.44	$0.38
Basic shares outstanding	110,592	111,192	111,844	112,342	112,608	112,852	113,261	113,684
Diluted shares outstanding	114,700	114,736	114,875	115,010	114,870	115,059	115,528	115,845

In the first quarter of fiscal 2009, we entered into an amendment to a license agreement with an unrelated patent licensor. Under the terms of the amendment, we paid a one time lump sum amount of $17.5 million to buy out all payment obligations and each party released any claims it may have against the other with respect to the license agreement. Of the $17.5 million lump sum payment, $8.3 million was recorded as an intangible asset representing the fair value of the future benefit to be obtained from the payment. The remaining amount of the lump sum payment, or $9.2 million, was recorded as a reduction to accrued royalties. The selected financial data above reflects the elimination of the remaining accrual balance of approximately $20.0 million that was recorded as a gain from amended patent licensing agreement as a reduction of cost of revenue in the first quarter of fiscal 2009.

14. Subsequent Events

On November 3, 2009, we announced a stock repurchase program, whereby we may repurchase up to $250 million of our Class A Common Stock. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate. The timing of repurchases and the number of shares repurchased will depend on a variety of factors including price, regulatory requirements and other market conditions. We may limit, suspend or terminate the stock repurchase program at any time without prior notice. Any shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A Common Stock.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 25, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in its Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 25, 2009.

Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 60.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 25, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and Nominating and Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2010 (the “2010 Proxy Statement”).

Executive Officers of the Registrant

Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of October 30, 2009 are set forth below:

Executive Officers	Age	Position(s)
Peter Gotcher	50	Executive Chairman of the Board of Directors
Kevin Yeaman	43	President and Chief Executive Officer
Mark Anderson	51	Executive Vice President, General Counsel and Secretary
Murray Demo	48	Executive Vice President and Chief Financial Officer
Ramzi Haidamus	45	Executive Vice President, Sales and Marketing
Michael Rockwell	42	Executive Vice President, Products and Technologies

Peter Gotcher, has served as a director since 2003 and as Executive Chairman of the Board of Directors since March 2009. Mr. Gotcher is an independent investor. Mr. Gotcher was a venture partner with Redpoint Ventures, a private investment firm, from September 1999 to January 2003. Prior to joining Redpoint Ventures, Mr. Gotcher was a venture partner with Institutional Venture Partners, a private investment firm, from 1997 to September 1999. Prior to joining Institutional Venture Partners, Mr. Gotcher founded and served as the president, chief executive officer and chairman of the board of Digidesign from 1984 to 1995. Digidesign was acquired by Avid Technology, Inc., a media software company, in 1995 and Mr. Gotcher served as the general manager of Digidesign and executive vice president of Avid Technology from January 1995 to May 1996. Mr. Gotcher serves on the boards of directors of several private companies. Mr. Gotcher holds a B.A. degree in English literature from the University of California at Berkeley.

Kevin Yeaman joined us as Chief Financial Officer and Vice President in October 2005 and became our President and CEO in March 2009. Prior to joining us, Mr. Yeaman worked for seven years at E.piphany, Inc., a publicly traded enterprise software company, most recently as Chief Financial Officer from August 1999 to October 2005. Previously, Mr. Yeaman served as Worldwide Vice President of Field Finance Operations for Informix Software, Inc., a provider of relational database software from February 1998 to August 1998. From September 1988 to February 1998, Mr. Yeaman served in Silicon Valley and London in various positions at KPMG LLP, an accounting firm, serving most recently as a senior manager. Mr. Yeaman holds a BS degree in commerce from Santa Clara University.

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

Murray Demo joined us as our Executive Vice President and Chief Financial Officer in May 2009. Prior to joining us, Mr. Demo served as Executive Vice President and Chief Financial Officer at LiveOps, Inc., an on-demand contact center software and call center outsourcing company, from September 2007 to July 2008. Prior to that, from May 2007 to September 2007, Mr. Demo was Executive Vice President and Chief Financial Officer at Postini, Inc., an on-demand security compliance software company now part of Google Inc. Before Postini, Mr. Demo spent ten years with Adobe Systems Inc., from August 1996 to December 2006, where Mr. Demo’s last role was Executive Vice President and Chief Financial Officer. Mr. Demo sits on the board of directors of Citrix Systems, Inc. and Webroot. Mr. Demo holds a BA degree in business economics from the University of California, Santa Barbara and an MBA degree from Golden Gate University.

Ramzi Haidamus has served as our Executive Vice President, Sales and Marketing, since August 2007. Previously, Mr. Haidamus served in a variety of other positions since joining us in 1996, including as the Senior Vice President and General Manager of our consumer division, as the President and General Manger of our wholly owned subsidiary, Via Licensing Corporation, and as our Director of Business Development, Technology and Business Strategist, and Licensing Manager. Prior to joining us, Mr. Haidamus worked at Stanford Research Systems for seven years. Mr. Haidamus holds a B.S. degree in electrical engineering and a M.S. degree in computer engineering from the University of the Pacific. Mr. Haidamus is a member of the Licensing Executives Society and is on the board of the Bay Area American Red Cross.

Michael Rockwell joined us as our Senior Vice President, Worldwide Engineering in October 2007 and was appointed our Executive Vice President, Products and Technologies in March 2009. Prior to joining us, from October 2000 to August 2007, Mr. Rockwell was Senior Vice President and Chief Technology Officer at Avid Technology, Inc. Prior to his appointment as Chief Technology Officer, from April 1994 to October 1999, Mr. Rockwell served as Chief Architect of Software Engineering at Digidesign, which was acquired by Avid Technology, Inc. in 1995. Before Digidesign, Mr. Rockwell was the president and owner of a software business and audio/visual production company, Rockwell Digital.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is incorporated by reference from the information in the 2010 Proxy Statement under the headings “Executive Compensation,” “Corporate Governance Matters” and “Executive Compensation—Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2010 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2010 Proxy Statement under the headings “Certain Relationships and Related Transactions and “Corporate Governance Matters”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information in the 2010 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

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

Date: November 18, 2009

DOLBY LABORATORIES, INC.

By:	/s/ MURRAY J. DEMO
Murray J. Demo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin J. Yeaman and Murray J. Demo, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments in this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ PETER GOTCHER Peter Gotcher	Executive Chairman of the Board of Directors	November 18, 2009

/s/ KEVIN J. YEAMAN Kevin J. Yeaman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 18, 2009

/s/ MURRAY J. DEMO Murray J. Demo	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	November 18, 2009

/s/ RAY DOLBY Ray Dolby	Founder and Director	November 18, 2009

/s/ NICHOLAS DONATIELLO, JR. Nicholas Donatiello, Jr.	Director	November 18, 2009

/s/ TED W. HALL Ted W. Hall	Director	November 18, 2009

/s/ N. W. JASPER, JR. N. W. Jasper, Jr.	Director	November 18, 2009

SIGNATURE	TITLE	DATE

/s/ SANFORD ROBERTSON Sanford Robertson	Director	November 18, 2009

/s/ ROGER SIBONI Roger Siboni	Director	November 18, 2009

/s/ AVADIS TEVANIAN, JR. Avadis Tevanian, Jr.	Director	November 18, 2009

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1*	Asset Contribution Agreement dated November 19, 2004, by and between the Registrant, Dolby Laboratories Licensing Corporation, Ray Dolby individually, Ray Dolby as Trustee for the Ray Dolby Trust under the Dolby Family Trust instrument dated May 7, 1999, and Ray and Dagmar Dolby Investments L.P.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005

3.2	Form of Amended and Restated Bylaws	Quarterly Report on Form 10-Q	April 30, 2009

4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006

10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.2*	2000 Stock Incentive Plan, as amended	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 3	January 31, 2005

10.3*	2005 Stock Plan, as amended and restated	Current Report on Form 8-K	February 11, 2008

10.4*	Employee Stock Purchase Plan (“ESPP”) as amended and restated	Quarterly Report on Form 10-Q	February 4, 2009

10.5*	Senior Executive Supplemental Retirement Plan, as amended and restated	Quarterly Report on Form 10-Q	January 31, 2008

10.6*	2009 Dolby Executive Annual Incentive Plan

10.7*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.8*	Form of Stock Option Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 11, 2005

10.9*	Form of Stock Option Agreement under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.10*	Form of Stock Option Agreement—International under the 2005 Stock Plan	Quarterly Report on Form 10-Q	April 30, 2009

10.11*	Form of Subscription Agreement under the ESPP - U.S. Employees

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.12*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees

10.13*	Offer Letter dated October 23, 2003, by and between Mark S. Anderson and Dolby Laboratories, Inc., a California corporation	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.14*	At-Will Employment, Proprietary Rights, Non-Disclosure and No Conflicts-of-Interest Agreement, dated November 19, 2004, by and between Ray Dolby and Dolby Laboratories, Inc.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

10.15*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009

10.16*	Services Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Peter Gotcher	Quarterly Report on Form 10-Q	April 30, 2009

10.17*	Separation Agreement and Release dated March 3, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Timothy A. Partridge	Quarterly Report on Form 10-Q	April 30, 2009

10.18*	Separation Agreement and Release dated March 4, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Martin A. Jaffe	Quarterly Report on Form 10-Q	April 30, 2009

10.19*	Offer Letter dated April 21, 2009, by and between Murray J. Demo and Dolby Laboratories, Inc., a California corporation	Quarterly Report on Form 10-Q	July 30, 2009

10.20*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.21*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006

10.22*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.23*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.24*	Lease for 999 Brannan Street, San Francisco, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.25*	Lease for 175 South Hill Drive, Brisbane, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.26*	Lease for 3601 West Alameda Avenue, Burbank, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.27*	Leases for Wootton Bassett, England facilities	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.28†	License Agreement effective January 1, 1992 by and between GTE Laboratories Incorporated and Dolby Laboratories Licensing Corporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

10.29	Amendment No. 2 to the License Agreement effective January 1, 1992 by and between GTE Laboratories Incorporated (now known as Verizon Corporate Services Corp.) and Dolby Laboratories Licensing Corporation	Quarterly Report on Form 10-Q	February 4, 2009

10.30*	Form of Restricted Stock Unit Agreement—U.S. under the 2005 Stock Plan	Current Report on Form 8-K	November 20, 2007

10.31*	Form of Restricted Stock Unit Agreement—U.K. under the 2005 Stock Plan	Quarterly Report on Form 10-Q	April 30, 2009

21.1	List of significant subsidiaries of the Registrant	Annual Report on Form 10-K	November 21, 2008

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

*	Denotes a management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted for portions of this exhibit.
‡	Furnished herewith.