Form 10-Q
period 2009-12-25
Dolby Laboratories, Inc.
filed 2010-02-03
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 25, 2009

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

On January 20, 2010 the registrant had 53,666,373 shares of Class A common stock, par value $0.001 per share, and 60,374,140 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 25, 2009	December 25, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$451,678	$406,238
Short-term investments	283,808	372,767
Accounts receivable, net	22,981	43,507
Inventories	12,975	9,493
Deferred taxes	83,438	87,767
Prepaid expenses and other current assets	45,958	34,569

Total current assets	900,838	954,341
Long-term investments	205,938	246,022
Property, plant, and equipment, net	92,178	98,292
Intangible assets, net	82,035	77,595
Goodwill	261,121	258,868
Deferred taxes	23,755	26,149
Other non-current assets	15,450	15,176

Total assets	$1,581,315	$1,676,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,921	$10,396
Accrued liabilities	100,901	111,694
Income taxes payable	3,934	29,879
Current portion of long-term debt	1,624	1,648
Deferred revenue	37,204	28,294

Total current liabilities	156,584	181,911
Long-term debt, net of current portion	5,825	5,407
Long-term deferred revenue	10,759	10,456
Deferred taxes	13,573	13,263
Other non-current liabilities	31,469	32,069

Total liabilities	218,210	243,106
Stockholders’ equity:
Class A common stock	53	54
Class B common stock	60	60
Additional paid-in capital	478,979	482,505
Retained earnings	852,475	921,561
Accumulated other comprehensive income	9,541	6,858

Total stockholders’ equity – Dolby Laboratories, Inc.	1,341,108	1,411,038
Controlling interest	21,997	22,299

Total stockholders’ equity	1,363,105	1,433,337

Total liabilities and stockholders’ equity	$1,581,315	$1,676,443

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended
	December 26, 2008	December 25, 2009
	(unaudited)
Revenue:
Licensing	$154,056	$165,775
Product sales	17,946	47,657
Services	8,256	7,784

Total revenue	180,258	221,216

Cost of revenue:
Cost of licensing	3,248	4,026
Cost of product sales (1)	9,359	28,084
Cost of services (1)	3,206	3,683
Gain from amended patent licensing agreement	(20,041)	—

Total cost of revenue	(4,228)	35,793

Gross margin	184,486	185,423

Operating expenses:
Research and development (1)	18,658	22,800
Sales and marketing (1)	24,487	30,384
General and administrative (1)	26,000	27,882
Restructuring charges, net	868	185

Total operating expenses	70,013	81,251

Operating income	114,473	104,172
Interest income	4,132	1,832
Interest expense	(263)	(85)
Other income/(expense), net	(1,382)	460

Income before provision for income taxes	116,960	106,379
Provision for income taxes	(38,623)	(36,886)

Net income before controlling interest	78,337	69,493
Less: net income attributable to controlling interest	(242)	(407)

Net income attributable to Dolby Laboratories, Inc.	$78,095	$69,086

Earnings per share attributable to Dolby Laboratories, Inc. (basic)	$0.69	$0.61
Earnings per share attributable to Dolby Laboratories, Inc. (diluted)	$0.68	$0.59
Weighted average shares outstanding (basic)	112,608	114,085
Weighted average shares outstanding (diluted)	114,870	116,138
Expense for rent to related party included in general and administrative expenses	$340	$343
(1) Stock-based compensation included above was classified as follows:
Cost of product sales	$156	$78
Cost of services	27	25
Research and development	1,173	1,196
Sales and marketing	1,252	1,732
General and administrative	1,972	2,678

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Quarter Ended
	December 26, 2008	December 25, 2009
	(unaudited)
Operating activities:
Net income before controlling interest	$78,337	$69,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,519	7,806
Stock-based compensation expense	4,531	5,327
Amortization of premium on investments	974	1,868
Excess tax benefit from exercise of stock options	(792)	(4,653)
Provision for doubtful accounts	851	(111)
Deferred taxes	6,918	(5,629)
Unrealized losses/(gains) on Put Rights	(6,606)	1,299
Unrealized losses/(gains) on auction rate certificates	8,022	(1,307)
Gain from amended patent licensing agreement	(20,041)	—
Other non-cash items affecting net income	(826)	588
Changes in operating assets and liabilities:
Accounts receivable	1,225	(20,400)
Inventories	(2,388)	3,490
Prepaid expenses and other assets	(2,059)	6,927
Accounts payable and accrued liabilities	(6,456)	8,459
Income taxes, net	24,135	34,791
Deferred revenue	6,202	(9,496)
Other liabilities	(1,122)	12

Net cash provided by operating activities	97,424	98,464

Investing activities:
Purchases of available-for-sale securities	(96,801)	(264,913)
Proceeds from sale of available-for-sale securities	17,050	134,784
Purchases of property, plant, and equipment	(996)	(10,619)
Purchase of intangible assets	(8,321)	(125)

Net cash used in investing activities	(89,068)	(140,873)

Financing activities:
Payments on debt	(368)	(398)
Proceeds from the exercise of stock options	1,335	7,337
Issuance of Class A common stock (Employee Stock Purchase Plan)	1,635	1,921
Repurchase of common stock	—	(15,661)
Excess tax benefit from the exercise of stock options	792	4,653

Net cash provided by/(used in) financing activities	3,394	(2,148)

Effect of foreign exchange rate changes on cash and cash equivalents	(4,077)	(883)

Net increase/(decrease) in cash and cash equivalents	7,673	(45,440)
Cash and cash equivalents at beginning of period	394,761	451,678

Cash and cash equivalents at end of period	$402,434	$406,238

Supplemental disclosure:
Cash paid for income taxes	$7,663	$7,701
Cash paid for interest	119	95

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying interim condensed consolidated balance sheets as of September 25, 2009 and December 25, 2009, and the condensed consolidated statements of operations and cash flows for the fiscal quarters ended December 26, 2008 and December 25, 2009 are unaudited. The September 25, 2009 condensed consolidated balance sheet was derived from our audited financial statements. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 25, 2009 and include all adjustments necessary for fair presentation.

The results for the fiscal quarter ended December 25, 2009 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 24, 2010.

The accompanying interim condensed consolidated financial statements are prepared in accordance with Securities and Exchange Commission (SEC) rules and regulations, which allow certain information and footnote disclosures that are normally included in annual financial statements to be condensed or omitted. As a result, the accompanying interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 25, 2009 that are included in our Annual Report on Form 10-K and filed with the SEC. We have evaluated the impact of subsequent events up to the filing date, February 3, 2010, of these interim condensed consolidated financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Dolby Laboratories and our wholly-owned subsidiaries. In addition, we have consolidated the financial results of jointly-owned affiliated companies for which our principal stockholder is the controlling interest. We report these controlling interests as a separate line in our condensed consolidated statements of operations as net income attributable to controlling interest and in our condensed consolidated balance sheets as controlling interest. We have eliminated all intercompany accounts and transactions upon consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include estimated selling prices for elements sold in multiple-element revenue arrangements, valuation allowances for receivables, carrying values of inventories, goodwill, intangible assets, stock-based compensation, fair values of investments, put rights, accrued expenses, including liabilities for unrecognized tax benefits and deferred income tax assets. Actual results could differ from our estimates.

Reclassifications

We reclassified certain prior period amounts to conform to current period presentation. We have reclassified certain prior period research and development-related facilities and other expenses that were included within the selling, general, and administrative category within operating expenses to the research and development category within operating expenses. Additionally, in our consolidated statement of operations, we have changed the presentation of our operating expenses categories to provide additional detail by separating the selling, general, and administrative category in prior periods into sales and marketing and general and administrative categories.

2. Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009, except for changes in the accounting policies listed below.

Recently Adopted Accounting Pronouncements

Business Combinations

The Financial Accounting Standards Board (FASB) amended the accounting standards for business combinations. The amendments require an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled. Acquisition-related costs and restructuring costs will be expensed as incurred rather than treated as part of the purchase price. The adoption of this accounting guidance will change our accounting treatment prospectively for business combinations initiated after September 25, 2009. The adoption of this accounting guidance did not have an impact on our condensed consolidated financial statements because we did not initiate any business combinations in the first quarter of fiscal 2010.

Controlling Interests

The FASB amended the accounting standards for the consolidation of controlling interests, which changed the accounting and presentation of controlling interests. Our adoption of this accounting guidance did not change our accounting for controlling interests. The presentation requirements of the guidance resulted in the reclassification of our controlling interest from the mezzanine to the equity section of our consolidated balance sheet.

Revenue Recognition

In October 2009, the FASB amended the accounting standards for revenue recognition to exclude software contained within a tangible product from the scope of the software revenue recognition guidance if the software is essential to the tangible product's functionality. Also in October 2009, the FASB amended the accounting standards for multiple-element revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of each element if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

In the first quarter of fiscal 2010, we early-adopted this accounting guidance on a prospective basis for applicable arrangements entered into or materially modified after September 25, 2009. In accordance with this guidance, we no longer account for revenue from product sales containing software elements under the software revenue recognition guidance.

We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered element has standalone value and delivery of the undelivered element is probable and within our control. When these criteria are not met, the delivered elements are combined with the undelivered elements and the arrangement consideration is allocated to a combined, single unit. The amended guidance changed our units of accounting for our revenue transactions by allowing us to use ESP to establish the standalone selling price of the delivered and undelivered elements in an arrangement.

If the separation criteria are met, we account for each element within a multiple-element arrangement, such as hardware, software, maintenance, and other services, separately and we allocate arrangement consideration based on the relative selling price of each element. For some of our arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial product. These elements may include support and maintenance and/or the right to receive product upgrades. Revenue allocated to the undelivered element is recognized over the estimated service period of the respective element or when the product upgrade is delivered. We do not recognize revenue for delivered elements that is contingent on the future delivery of products or services or future performance obligations until we have completed these obligations.

Prior to our adoption of the amended guidance for revenue recognition, we were not able to establish VSOE of the standalone selling price for the undelivered support and maintenance elements for a majority of our multiple-element arrangements. VSOE was required to recognize revenue for an individual element independent of other elements in the arrangement. As a result, we typically allocated revenue from the entire arrangement to the undelivered element and recognized this revenue ratably over the estimated support period.

We now allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. We determine a best estimate of selling price using the same methods used to determine the selling price of an element sold on a standalone basis. We establish the best estimate of selling price for each element primarily by considering actual sales prices, as we typically sell each element on a standalone basis, and internal factors such as pricing practices, margin objectives, and customer demands. Consideration is also given to market conditions such as competitor pricing strategies and industry technology lifecycles.

For multiple-element product sales arrangements entered into or materially modified after September 25, 2009, we recognized $20.5 million in revenue in the first quarter of fiscal 2010. At December 25, 2009, the deferred revenue balance from these transactions was $0.2 million, representing the estimated selling price of our support and maintenance obligation bundled with our hardware sales. We are not able to reasonably estimate the effect of adopting this guidance on future periods, as the impact will vary based on the nature and volume of new or materially modified arrangements in any given future period.

Our adoption of the amended guidance did not change the accounting for arrangements entered into prior to September 25, 2009 and we continue to recognize revenue for such arrangements ratably over the estimated support period. For product sales arrangements entered into on or before September 25, 2009, we recognized $14.0 million in previously deferred revenue in the first quarter of fiscal 2010. At December 25, 2009, the remaining deferred revenue balance from these transactions was $20.7 million. We expect to recognize the majority of this deferred revenue in fiscal 2010, however circumstances may change such that this may not occur.

The following is a summary of our product sales revenue for the first quarter of fiscal 2010 and the associated deferred revenue balances as of December 25, 2009:

	Revenue	Deferred Revenue
	(in thousands)
Product sales entered into in the first quarter of fiscal 2010:
Multiple-element arrangements (1)	$20,550	$241
Standalone arrangements (2)	13,094	98

Product sales from prior periods for which revenue was deferred (3)	14,013	20,741

Total	$47,657	$21,080

(1)	Of this revenue, we would have recognized $2.9 million in the first quarter of fiscal 2010 had we not adopted the changes in accounting standards. As such, we recognized an incremental $17.6 million as a result of our adoption of the new revenue recognition accounting standards in the first quarter of fiscal 2010.
(2)	These arrangements were not affected by the changes in accounting standards.
(3)	Represents revenue attributable to multiple-element arrangements entered into on or before September 25, 2009.

3. Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 25, 2009 and December 25, 2009 consisted of the following:

	September 25, 2009	December 25, 2009
	(in thousands)
Cash and cash equivalents:
Cash	$132,772	$151,403
Cash equivalents:
Commercial paper	—	29,989
Money market funds	318,906	205,510
Municipal debt securities	—	9,330
U.S. agency securities	—	10,006

Total cash and cash equivalents	451,678	406,238

Short-term investments:
Auction rate certificates	57,254	58,111
Municipal debt securities	105,963	121,267
U.S. agency securities	20,367	60,301
U.S. government bonds	19,995	39,943
Variable rate demand notes	80,229	93,145

Total short-term investments	283,808	372,767

Long-term investments (1):
Corporate bonds	22,655	22,655
Municipal debt securities	130,006	165,553
U.S. agency securities	22,628	24,974
U.S. government bonds	30,649	32,840

Total long-term investments	205,938	246,022

Total cash, cash equivalents and investments	$941,424	$1,025,027

(1)	Our long-term investments have maturities that range from one to three years.

At December 25, 2009, we held tax-exempt auction rate certificates with a par value of $67.6 million. While we have had a number of successful redemptions, auctions for these investments have failed and there is no assurance that future auctions will succeed. As a result, we may not be able to liquidate our investments and fully recover the par value. We do not believe that the underlying issuers of our auction rate certificates are currently at risk of default. We continue to receive interest payments on the auction rate certificates in accordance with their terms.

In November 2008, we elected to accept a rights offering from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS. The rights offering provides us with an option (the “Put Rights”) to sell to UBS, at par value, our auction rate certificates purchased through UBS at any time during a two-year sale period beginning June 30, 2010. We elected to measure the Put Rights at fair value with gains and losses recognized as a component of net income. Simultaneous with the acceptance of the rights offering, we reclassified our auction rate certificates from the available-for-sale to the trading securities category within long-term investments in our consolidated balance sheet.

Our Put Rights are classified as financial assets within prepaid and other current assets because we plan to exercise these Put Rights in fiscal 2010. Due to our planned exercise of the Put Rights, we believe the recovery period for our auction rate certificates is likely to be less than one year, thus they are classified as short-term investments.

In the first quarter of fiscal 2010, we recognized $1.3 million in net gains related to our auction rate certificates, which was primarily due to a decline in market volatility in the current period. The net gains from our auction rate certificates were offset by losses of $1.3 million related to our Put Rights.

Our investment portfolio, which we recorded as cash equivalents, short-term investments, and long-term investments, as of September 25, 2009 and December 25, 2009 was as follows:

	September 25, 2009
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Auction rate certificates	$57,254	$—	$—	$57,254
Corporate bonds	22,403	252	—	22,655
Money market funds	318,906	—	—	318,906
Municipal debt securities	233,320	2,667	(18)	235,969
U.S. agency securities	42,515	480	—	42,995
U.S. government bonds	50,431	213	—	50,644
Variable rate demand notes	80,229	—	—	80,229

Cash equivalents and investments	$805,058	$3,612	$(18)	$808,652

	December 25, 2009
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Auction rate certificates	$58,111	$—	$—	$58,111
Commercial paper	29,989	—	—	29,989
Corporate bonds	22,358	297	—	22,655
Money market funds	205,510	—	—	205,510
Municipal debt securities	293,548	2,639	(37)	296,150
U.S. agency securities	94,974	411	(104)	95,281
U.S. government bonds	72,937	3	(157)	72,783
Variable rate demand notes	93,145	—	—	93,145

Cash equivalents and investments	$870,572	$3,350	$(298)	$873,624

We have classified all of our investments listed in the tables above, with the exception of our auction rate certificates, as available-for-sale securities recorded at fair market value on the condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income. We have classified our auction rate certificates as trading securities recorded at fair market value on the condensed consolidated balance sheets, with unrealized gains and losses reported as a component of net income.

The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position as of September 25, 2009 and December 25, 2009:

	September 25, 2009
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Municipal debt securities	$8,405	$(18)	$—	$—	$8,405	$(18)

Total	$8,405	$(18)	$—	$—	$8,405	$(18)

	December 25, 2009
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(in thousands)
Municipal debt securities	$24,952	$(37)	$—	$—	$24,952	$(37)
U.S. agency securities	39,936	(104)	—	—	39,936	(104)
U.S. government bonds	52,843	(157)	—	—	52,843	(157)

Total	$117,731	$(298)	$—	$—	$117,731	$(298)

The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. We do not intend to sell, and we will not need to sell, these securities before we recover any unrealized losses and we expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at September 25, 2009 and December 25, 2009 to be other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.

Accounts Receivable

Accounts receivable consists of the following:

	September 25, 2009	December 25, 2009
	(in thousands)
Trade accounts receivable	$21,991	$40,848
Amounts receivable related to patent administration program	3,212	4,714

	25,203	45,562
Less: Allowance for doubtful accounts	(2,222)	(2,055)

Accounts receivable, net	$22,981	$43,507

The increase in accounts receivable from September 25, 2009 to December 25, 2009 was due to the timing of our receipt of licensee statements.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 25, 2009	December 25, 2009
	(in thousands)
Raw materials	$3,670	$3,096
Work in process	1,207	499
Finished goods	8,098	5,898

Inventories	$12,975	$9,493

Goodwill and Intangible Assets

The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 25, 2009	$261,121
Translation adjustments and other	(2,253)

Balance at December 25, 2009	$258,868

Intangible assets consist of the following:

	September 25, 2009	December 25, 2009
	(in thousands)
Amortized intangible assets:
Acquired patents and technology	$59,964	$59,501
Customer relationships	30,851	30,281
Customer contracts	6,073	5,973
Other intangibles	20,184	20,307

	117,072	116,062
Less: Accumulated amortization	(35,037)	(38,467)

Intangible assets, net	$82,035	$77,595

Amortization expense for our intangible assets was $3.3 million and $3.8 million in the first quarter of fiscal 2009 and 2010, respectively, and is included in cost of licensing, cost of product sales, and sales and marketing expenses in the accompanying condensed consolidated statements of operations. The decrease in gross intangible assets from September 25, 2009 to December 25, 2009 is primarily due to foreign currency translation.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 25, 2009	December 25, 2009
	(in thousands)
Accrued royalties	$2,070	$3,643
Amounts payable to joint licensing program partners	28,906	28,931
Accrued compensation and benefits	40,952	49,227
Accrued professional fees	4,392	3,993
Current portion of litigation settlement (see Note 7)	2,785	2,857
Other accrued liabilities	21,796	23,043

Accrued liabilities	$100,901	$111,694

Accumulated Other Comprehensive Income

Accumulated foreign currency translation gains, net of tax, were $7.3 million at September 25, 2009, compared to $5.0 million at December 25, 2009. Accumulated unrealized gains on investments, net, were $2.2 million at September 25, 2009, compared to $1.9 million at December 25, 2009.

Per Share Data

We compute basic earnings per share by dividing net income attributable to Dolby Laboratories, Inc. by the weighted average number of shares of Class A and Class B common stock outstanding during the period. For diluted earnings per share, we divide net income attributable to Dolby Laboratories, Inc. by the sum of the weighted average number of shares of Class A and Class B common stock outstanding and the potential number of shares of dilutive Class A and Class B common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share attributable to Dolby Laboratories, Inc.:

	Fiscal Quarter Ended
	December 26, 2008	December 25, 2009
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$78,095	$69,086

Denominator:
Weighted average shares outstanding (basic)	112,608	114,085
Potential common shares from options to purchase Class A and Class B common stock	2,258	1,882
Potential common shares from restricted stock units	4	171

Weighted average shares outstanding (diluted)	$114,870	$116,138

Earnings per share attributable to Dolby Laboratories, Inc. (basic)	$0.69	$0.61
Earnings per share attributable to Dolby Laboratories, Inc. (diluted)	$0.68	$0.59

We excluded 3,255,835 and 1,568,319 options from the calculation of potential common shares for the first quarter of fiscal 2009 and 2010, respectively, because their inclusion would have been anti-dilutive. We excluded 229,058 and 20,442 restricted stock units from the calculation of potential common shares for the first quarter of fiscal 2009 and 2010, respectively, because their inclusion would have been anti-dilutive.

Withholding and Sales Tax

We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities. Withholding tax remittances were $6.2 million and $7.6 million in the first quarter of fiscal 2009 and 2010, respectively. We account for sales tax on a net basis by excluding sales tax from our revenue.

4. Fair Value Measurements

Fair value is the exchange price that would be received for an asset or would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We minimize the use of unobservable inputs and use observable market data, if available, when determining fair value. We classify our inputs to measure fair value with the following three-level hierarchy:

Level 1:	Quoted prices in active markets that are accessible by us at the measurement date for identical assets and liabilities.

Level 2:	Prices not directly accessible by us. Such prices may be based upon quoted prices in active markets or inputs not quoted on active markets but are corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets carried at fair value as of December 25, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Investments held in supplemental retirement plan	$2,268	$—	$—	$2,268
Money market funds	205,510	—	—	205,510
Commercial paper	—	29,989	—	29,989
Corporate Bonds	—	22,655	—	22,655
Municipal debt securities	—	296,150	—	296,150
U.S. agency securities	—	95,281	—	95,281
U.S. government bonds	—	72,783	—	72,783
Variable rate demand notes	—	93,145	—	93,145
Auction rate certificates	—	—	58,111	58,111
Put Rights	—	—	8,209	8,209

Total	$207,778	$610,003	$66,320	$884,101

Financial liabilities carried at fair value as of December 25, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Investments held in supplemental retirement plan	$2,268	$—	$—	$2,268
Forward currency contract	—	9	—	9
Interest rate derivative	—	267	—	267

Total	$2,268	$276	$—	$2,544

We base the fair value of our Level 1 financial instruments on active quoted market prices for identical instruments. Our Level 1 financial instruments include money market funds and mutual fund investments held in our supplemental retirement plan. We obtain the fair value of our Level 2 financial instruments from professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Our Level 2 financial instruments include commercial paper, corporate bonds, municipal debt securities, U.S. agency securities, U.S. government bonds, variable rate demand notes, a forward currency contract, and an interest rate derivative. We classify our auction rate certificates and Put Rights as Level 3 financial assets because quoted prices are unobservable or no market data is available.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Auction rate certificates and Put Rights
(in thousands)
Balances at September 25, 2009	$66,762
Gains or losses included in earnings:
Unrealized gains from auction rate certificates	1,307
Realized gain on redemptions at par of auction rate certificates	8
Unrealized losses from Put Rights	(1,307)
Redemptions at par of auction rate certificates	(450)

Balances at December 25, 2009	$66,320

Observable market information is insufficient to determine fair value of our auction rate certificates and Put Rights. We estimated fair value of our auction rate certificates by using a discounted cash flow model, which incorporates assumptions that market participants would use in their estimates of fair value. Some of the assumptions used to determine fair value of our auction rate certificates include the interest yield of the securities, market volatility, the expected liquidity of the securities, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, the likelihood of a successful future auction, and the final stated maturities of the securities. We estimated the fair value of our Put Rights as the difference between par value and fair value of the underlying auction rate certificates, discounted for counterparty credit risk. Some of the assumptions used to determine fair value of our Put Rights include the value of the underlying auction rate certificates and the credit risk associated with the Put Rights issuer, UBS.

Unrealized gains/losses from auction rate certificates, realized gains on redemptions, and unrealized gains/losses from our Put Rights are included in the other expense, net line item in our consolidated statements of operations for the quarters ended December 26, 2008 and December 25, 2009.

5. Stock-Based Compensation

We have adopted stock compensation plans that provide for grants of stock-based awards as a form of compensation to employees, officers, and directors. We have issued stock-based awards in the form of stock options, restricted stock units, stock appreciation rights, and shares issued under our employee stock purchase plan. Stock-based compensation expense was $4.6 million and $5.7 million for the first quarter of fiscal 2009 and 2010, respectively.

Our stock-based compensation expense for the first quarter of fiscal 2009 was primarily comprised of $3.7 million for stock options and $0.8 million for restricted stock units. Our stock-based compensation expense for the first quarter of fiscal 2010 was primarily comprised of $3.7 million for stock options, $1.6 million for restricted stock units, and $0.2 million for stock appreciation rights.

During the first quarter of fiscal 2009, we granted 78,320 stock options at a weighted average exercise price of $28.00 per share and 27,695 restricted stock units at a weighted average grant price of $28.01 per share. During the first quarter of fiscal 2010, we granted 73,120 stock options at a weighted average exercise price of $42.73 per share and 14,165 restricted stock units at a weighted average grant price of $42.72 per share.

6. Restructuring

In fiscal 2009, we undertook a restructuring project to reallocate our global manufacturing resources. As part of this restructuring project, we consolidated our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility in the second quarter of fiscal 2009, which resulted in a reduced manufacturing workforce. In addition, we reduced our workforce in our Brisbane, California manufacturing facility. These activities resulted in severance and other charges attributable to the termination of employees.

Also in fiscal 2009, we integrated our former Cinea reporting unit into our Dolby Entertainment Technology reporting unit, ceased using the associated leased facilities, and terminated employees. This activity resulted in facilities charges relating to non-cancelable lease costs and severance and other charges attributable to the termination of employees.

Changes in our restructuring accruals included within accrued liabilities on our consolidated balance sheets were as follows:

	Severance	Facilities and contract termination costs	Fixed assets write-off	Other associated costs	Total
	(in thousands)
Balance at September 25, 2009	$1,103	$88	$—	$20	$1,211
Restructuring charges	50	—	9	126	185
Cash payments	(508)	(26)	—	(146)	(680)
Non-cash charges	—	—	(9)	—	(9)

Balance at December 25, 2009	$645	$62	$—	$—	$707

We expect to satisfy all restructuring-related liabilities accrued as of the fiscal quarter ended December 25, 2009 in our fiscal year ended September 24, 2010.

7. Legal Proceedings

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of December 25, 2009, we had $6.0 million remaining to be paid under this settlement.

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

8. Geographic Data

Revenue by geographic region, which was determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for product sales, and the location where we perform our services for services revenue, was as follows:

	Revenue by Geographic Region
	Fiscal Quarter Ended
	December 26, 2008	December 25, 2009
	(in thousands)
International	$125,355	$156,001
United States	54,903	65,215

Total revenue	$180,258	$221,216

The concentration of our revenue from individual countries or geographic regions was as follows:

	Fiscal Quarter Ended
	December 26, 2008	December 25, 2009
United States	30%	30%
Japan	22%	20%
Europe	16%	19%
South Korea	11%	13%
Taiwan	11%	9%
China	8%	6%
Other	2%	3%

In the first quarter of fiscal 2009, revenue from one customer represented $18.7 million, or 10%, of the total revenue for the quarter. In the first quarter of fiscal 2010, revenue from one customer represented $19.5 million, or 9%, of the total revenue for the quarter.

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Long-Lived Tangible Assets by Geographic Region
	September 25, 2009	December 25, 2009
	(in thousands)
United States	$71,703	$77,517
International	20,475	20,775

Total long-lived tangible assets, net of accumulated depreciation	$92,178	$98,292

Long-lived tangible assets, which consist of property, plant, and equipment, net of accumulated depreciation, held in the United Kingdom were $15.4 million and $15.8 million at September 25, 2009 and December 25, 2009, respectively.

9. Contingencies

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

Under the terms of the September 2003 agreement to acquire all outstanding shares of our subsidiary, Cinea, we have future payment obligations that equal approximately 5% to 8% of the revenue generated through 2022 from products incorporating certain technologies that we acquired. As of December 25, 2009, no additional purchase consideration had been paid and no liability is reflected on our balance sheet. We have not met, and we do not expect to meet, the revenue threshold that would trigger a payment obligation.

10. Common Stock Repurchase Program

In November 2009, we announced a stock repurchase program, whereby we may repurchase up to $250 million of our Class A common stock. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate. The timing of repurchases and the number of shares repurchased will depend on a variety of factors including price, regulatory requirements, and other market conditions. We may limit, suspend, or terminate the stock repurchase program at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock.

The following table provides a summary of the quarterly repurchase activity during our first quarter of fiscal 2010 under the stock repurchase program:

Period	Total Number of Shares Purchased	Cost (in thousands)	Average Price Paid per Share
Q1 2010	345,400	$15,661	$45.33

Total	345,400	$15,661	$45.33

11. Comprehensive Income and Supplemental Equity Information

Comprehensive Income

The components of comprehensive income were as follows:

	Fiscal Quarter Ended
	December 26, 2008	December 25, 2009
	(in thousands)
Net income before controlling interest	$78,337	$69,493
Other comprehensive income (loss):
Foreign currency translation adjustment losses, net of tax	(14,324)	(2,348)
Unrealized gains (losses) on available-for-sale securities, net of tax	2,081	(335)
Reversal of unrealized losses on auction rate certificates, net of tax	3,726	—
Less: comprehensive income attributable to controlling interest	(242)	(407)

Comprehensive income attributable to Dolby Laboratories, Inc.	$69,578	$66,403

In the first quarter of fiscal 2009, we reclassified our auction rate certificates from the available-for-sale category to the trading securities category. As a result of this reclassification, we reversed the unrealized losses on our auction rate certificates within other comprehensive income and recognized the losses as a component of net income.

Supplemental Equity Information

The following tables present our consolidated statements of changes in stockholders’ equity for the three months ended December 26, 2008, and December 25, 2009, respectively (shares in millions):

	Dolby Laboratories, Inc.
	Shares of Class A common stock	Class A common stock	Shares of Class B common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
	(in thousands)
Balance at September 26, 2008	51,992	$52	60,482	$60	$434,907	$609,495	$4,739	$1,049,253	$22,098	$1,071,351
Net income	—	—	—	—	—	78,095	—	78,095	242	78,337
Retirement of treasury stock	—	—	—	—	11	(11)	—	—	—	—
Adjustment to controlling interest	—	—	—	—	—	—	—	—	575	575
Translation adjustments, net of taxes of $6,884	—	—	—	—	—	—	(14,324)	(14,324)	(2,707)	(17,031)
Unrealized losses on available-for-sale securities, net of taxes of $(2,268)	—	—	—	—	—	—	5,807	5,807	—	5,807
Distributions to controlling interest	—	—	—	—	—	—	—	—	(120)	(120)
Stock-based compensation expense	—	—	—	—	4,496	—	—	4,496	—	4,496
Tax benefit from the exercise of Class A, Class B stock options and release of restricted stock units	—	—	—	—	815	—	—	815	—	815
Class A common stock issued under employee stock plans, net of stock withheld for taxes	114	—	—	—	2,697	—	—	2,697	—	2,697
Transfer of Class B common stock to Class A common stock	125	—	(125)	—	—	—	—	—	—	—
Exercise of Class B stock options	—	—	109	—	309	—	—	309	—	309

Balance at December 26, 2008	52,231	$52	60,466	$60	$443,235	$687,579	$(3,778)	$1,127,148	$20,088	$1,147,236

	Dolby Laboratories, Inc.
	Shares of Class A common stock	Class A common stock	Shares of Class B common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
	(in thousands)
Balance at September 25, 2009	53,412	$53	60,437	$60	$478,979	$852,475	$9,541	$1,341,108	$21,997	$1,363,105
Net income	—	—	—	—	—	69,086	—	69,086	407	69,493
Translation adjustments, net of taxes of $1,730	—	—	—	—	—	—	(2,348)	(2,348)	23	(2,325)
Unrealized losses on available-for-sale securities, net of taxes of $206	—	—	—	—	—	—	(335)	(335)	—	(335)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(128)	(128)
Stock-based compensation expense	—	—	—	—	5,327	—	—	5,327	—	5,327
Repurchase of commons stock	(345)	—	—	—	(15,661)	—	—	(15,661)	—	(15,661)
Tax benefit from the exercise of Class A, Class B stock options and release of restricted stock units	—	—	—	—	4,603	—	—	4,603	—	4,603
Class A common stock issued under employee stock plans, net of stock withheld for taxes	300	1	—	—	8,488	—	—	8,489	—	8,489
Transfer of Class B common stock to Class A common stock	401	—	(401)	—	—	—	—	—	—	—
Exercise of Class B stock options	—	—	347	—	769	—	—	769	—	769

Balance at December 25, 2009	53,768	$54	60,383	$60	$482,505	$921,561	$6,858	$1,411,038	$22,299	$1,433,337

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

Overview

Since Ray Dolby founded Dolby Laboratories in 1965, we have been at the forefront of delivering audio technologies used throughout the entertainment creation, distribution, and playback process to enhance the entertainment experience. We have introduced a number of innovative audio technologies, including noise reduction for the recording and cinema industries and surround sound for the cinema and the home, and as a result, we believe professionals and consumers view the Dolby brand as a symbol of a superior entertainment experience.

We generate revenue by licensing our technologies to manufacturers of consumer electronics products and media software vendors and by selling our professional products and related services to entertainment content creators and distributors. We have licensed our technologies to consumer electronics manufacturers in approximately 25 countries and our licensees distribute their products incorporating our technologies throughout the world. We sell our products and services in over 85 countries. In fiscal 2007, 2008, and 2009, revenue from outside of the United States was 70%, 66%, and 65% of our total revenue, respectively. We base geographical data for our licensing, products, and services revenue on the location of our licensees’ headquarters, the end location where we ship our products, or the location where we perform our services, respectively.

We generate the majority of our revenue by selling products and licensing technologies that allow for the efficient distribution of high-quality audio content to cinemas and to a broad range of consumer entertainment devices. We provide products and services to creators and distributors of audio content that enable them to encode this content using our technologies. Customers of these products and services include film studios, television broadcasters, cable television operators, and satellite television operators. We then license our technologies, such as Dolby Digital, Dolby Digital Plus and Dolby Pulse, to consumer electronics manufacturers and software providers. These technologies enable consumer electronics products to decode and playback audio content previously encoded using the same technologies. Today, our technologies are standard in a wide range of consumer entertainment devices, including virtually all DVD players, audio/video receivers, and personal computer software DVD players. In addition, the majority of cinemas around the world use our products to playback audio content.

We believe that our well-recognized brand and our well-established history of introducing successful innovative technologies enable us to capitalize on important trends in digital entertainment and to expand in existing and new markets. The transition to digital television, high-definition home theater systems, portable media devices, and downloadable content services has resulted in increased consumer expectations for the quality and convenience of entertainment content. As a result, our technologies are increasingly included in digital televisions, set-top boxes, mobile handsets, and other portable media devices. We also offer products, software, and services for digital cinema video presentation as the cinema industry transitions from film to digital content. This includes our 3D cinema solution, which is now used in over 2,000 cinemas around the world.

We also believe that our brand, our customer relationships, and our expertise will enable us to introduce technologies that improve the quality of audio and video entertainment. We have introduced audio enhancement technologies, such as Dolby Volume, that improve the audio quality of consumer electronics devices, regardless of whether the audio content was encoded using our technologies. We are developing and marketing video technologies that we believe can improve the quality of video presentation in consumer devices. Further, we are developing and marketing voice technologies for use in online gaming and Bluetooth headsets. We view the video and voice markets as early-stage opportunities.

Opportunities, Challenges, and Risks

While our revenue increased 23% from the first quarter of fiscal 2009 to the first quarter fiscal 2010 and we are optimistic about the prospects of our business, we continue to be cautious regarding future macroeconomic conditions and their potential negative impacts on consumer demand in the markets in which we license our technologies and sell our products. Our business is exposed to adverse changes in general economic conditions because our technologies are incorporated into entertainment-oriented products, which are generally discretionary goods, such as DVD players, Blu-ray Disc players, DVD recorders, personal computers, digital televisions, mobile devices, video game consoles, set top boxes, home-theaters-in-a-box, camcorders, portable media devices, audio/video receivers, and in-car entertainment systems. Our licensing revenue in the first quarter of fiscal 2010 grew when compared to the first quarter of fiscal 2009 primarily due to an increase in the number of digital televisions incorporating our technologies sold worldwide and an increase in revenue from our mobile market.

Licensing revenue constitutes the majority of our total revenue, representing 84%, 83%, and 75% of total revenue in fiscal 2008, 2009 and the first quarter of fiscal 2010, respectively. We categorize our licensing revenue into the following markets:

•	Personal computer (PC) market – primarily comprised of software DVD players, Microsoft Windows operating systems, and PC Entertainment Experience.

•	Broadcast market – primarily comprised of televisions and set top boxes.

•	Consumer electronics (CE) market – primarily comprised of DVD players, DVD recorders, audio/video receivers, home-theaters-in-a-box, and Blu-ray Disc players.

•	Gaming market – primarily comprised of video game consoles.

•	Mobile market – primarily comprised of cell phones and other mobile devices.

•	Automotive market – primarily comprised of in-car DVD players.

•	Licensing services market – revenue from the administration of joint licensing programs.

Our personal computer market, which represented approximately 40% of our licensing revenue in fiscal 2008, approximately 35% in fiscal 2009, and approximately 33% in the first quarter of fiscal 2010, was driven primarily by the inclusion of our technologies in media applications or operating systems that are often included in personal computer shipments. These media applications and operating systems include DVD playback and/or DVD authoring functionality that uses our technologies. Our PC market also includes revenue from our “PC Entertainment Experience” (PCEE) program, a suite of technologies for entertainment-oriented PCs that enhance the audio quality of media.

Microsoft includes our technologies in two editions of its Vista operating system, Vista Home Premium and Vista Ultimate, primarily for the consumer market. In addition, Microsoft’s newest operating system, Windows 7, includes Dolby technologies in four of the six available editions. Our technologies, including Dolby Digital Plus, are included in the Windows 7 Home Premium and Ultimate editions as well as the Windows 7 Professional and Enterprise editions. Almost half of the world's personal computer shipments are to the business market, and therefore the adoption of our technologies in the Professional and Enterprise editions increases the potential for us to receive royalties on a greater percentage of personal computer shipments.

There are several uncertainties associated with the Windows 7 opportunity. The inclusion of our technologies in Windows 7 Professional and Enterprise editions could result in our technologies residing in a greater percentage of PCs shipped than in the past when our technologies were only included in consumer editions of Microsoft operating systems and in third party DVD software applications. However, the benefit from this potential significant increase in reported units will be partially offset by substantial discounts, thereby reducing the average per unit royalty we would receive from Microsoft over time. We currently receive royalties for PCs that ship with third party DVD software applications containing our technologies. As Windows 7 provides enhanced DVD playback and incorporates some of the functionality found in these third party software applications, we expect that some PC manufacturers may exclude these applications from their offerings. Business customers may take several years to upgrade to Windows 7 given the longer adoption cycles associated with enterprise customers and the effects the current economy may have on information technology budgets. Consumers are increasingly purchasing low cost PCs, particularly netbooks. We expect these PCs to be sold with Windows 7 Starter or Home Basic editions, which do not contain our technologies.

Our broadcast market, driven by demand for our technologies in televisions and set top boxes, represented approximately 20% of our licensing revenue in fiscal 2008, approximately 25% in fiscal 2009, and approximately 28% in the first quarter of fiscal 2010. Our broadcast market has benefited from increased global shipments of digital televisions containing our technologies. We view the broadcast market as an area for continued growth, primarily driven by broadcast markets outside of the United States. We also view broadcast services, such as terrestrial broadcast or IPTV services, which operate under particular bandwidth constraints, as an area of opportunity for us to offer Dolby Digital Plus, HE-AAC, and Dolby Pulse, which enable the delivery of high-quality audio at reduced bit rates. Notwithstanding our success in the broadcast market to date, we may not be able to capitalize on these opportunities and actual results may differ from our expectations.

Our consumer electronics market, driven primarily by revenue attributable to sales of DVD and Blu-ray Disc players, represented approximately 25% of licensing revenue in fiscal 2008 and fiscal 2009 and approximately 24% in the first quarter of fiscal 2010. Within our consumer electronics market in the first quarter of fiscal 2010, we experienced a decrease in revenue from standard definition DVD players when compared to prior fiscal periods, which was partially offset by an increase in revenue from sales of Blu-ray Disc players containing our technologies. Blu-ray Disc represents a potential growth opportunity within our consumer electronics market, as Blu-ray Disc players are required to support Dolby Digital for primary audio content, Dolby Digital Plus for secondary audio content, and Dolby TrueHD is an optional audio standard. However, depending upon the success of the Blu-ray Disc, revenue from Blu-ray Disc players may not offset future declines in revenue from standard definition DVD players.

Revenue generated from the gaming and automotive markets was primarily driven by sales of video game consoles, portable gaming devices, and in-car entertainment systems with Dolby Digital, Dolby Digital Plus, ATRAC, and Dolby TrueHD technologies. Revenue from our licensing services market was primarily driven by demand for MPEG 4 and MPEG 2 audio compression technologies used in portable media devices. Revenue from our mobile market is primarily driven by demand for the AAC, HE-AAC, and Dolby Pulse audio compression technologies incorporated into mobile devices and to a lesser extent by Dolby Mobile, our suite of post-processing technologies optimized for mobile devices. We view the mobile market as an area of opportunity to increase revenue, however actual results may differ from our expectations.

We have introduced new technologies that we view as opportunities to expand into new areas in the broadcast, consumer electronics, and gaming markets, including Dolby Volume, dynamic range image technologies, and Dolby Axon. Dolby Volume is a sound leveling technology that performs measurement and analysis of signals according to a model based on the characteristics of human hearing, in order to provide consistent volume and quality across various programs. Our dynamic range imaging technologies include Dolby Contrast and Dolby Vision. Dolby Contrast provides enhanced contrast and Dolby Vision combines enhanced contrast with extended brightness and dynamic range, each for LCD televisions with LED backlit technology. Dolby Axon is a voice technology that enables online gamers to perceive other players’ locations, making the online gaming experience more real and immersive. We do not anticipate generating significant revenue from these technologies in fiscal 2010.

Consumer electronics and digital entertainment products throughout the world incorporate our technologies. We expect that sales of products incorporating our technologies in emerging economies, such as Brazil, China, India, and Russia, will increase in the future as consumers in these geographical markets have more disposable income available to purchase entertainment products, although there can be no assurance that this will occur. We also expect that manufacturers from lower cost manufacturing countries, including China, will increase production of consumer electronics and digital entertainment products in the future to satisfy this increased demand. There are risks associated with the opportunities of doing business in emerging economies that have affected, and will continue to affect, our operating results, such as manufacturers failing to report or underreporting product shipments containing our technologies.

Product sales revenue consists primarily of sales of equipment to cinema operators and broadcasters representing 11%, 13%, and 21% of our total revenue in fiscal 2008, 2009, and the first quarter of fiscal 2010, respectively.

Our cinema products represented approximately 68% of product sales in fiscal 2008, 82% of product sales in fiscal 2009, and 91% of product sales in the first quarter of fiscal 2010. The increase in cinema product revenue as a percentage of total product revenue in the first quarter of fiscal 2010 was primarily due to a change in revenue recognition accounting standards, coupled with increased sales of digital cinema and related 3D products. See Note 2 “Summary of Significant Accounting Policies” for additional details on the changes in revenue recognition accounting standards.

Our traditional cinema products are primarily used to read and decode a film’s soundtrack, to calibrate cinema sound systems, and to adapt analog cinema audio systems to digital audio formats. Our digital cinema servers load, store, decrypt, and decode encrypted digital film files for presentation on a digital projector and our digital 3D products provide 3D image capabilities. There is a trend in the cinema industry to transition to digital cinema but macroeconomic conditions have somewhat limited the availability of funding for system integrators and exhibitors to finance digital cinema rollouts from which we could potentially benefit. Digital cinema offers the motion picture industry a possible means to achieve cost savings in printing and distributing movies, to combat piracy, and to enable repeated movie playback without degradation in image and audio quality. We offer our Dolby Digital Cinema server, which allows for the storage and playback of digital content, as well as our Dolby 3D Digital Cinema technology, which delivers a 3D experience when combined with an exhibitor’s existing digital cinema projector and server. We expect most exhibitors that are either constructing new theatres or upgrading existing theatres to choose digital cinema over traditional film cinema. Digital cinema is based on open standards, which, unlike traditional cinema standards, do not include our proprietary audio technologies. We are facing more pricing and other competitive pressures in the digital cinema products market than we have historically experienced in our traditional cinema products market.

A competitor has introduced a digital cinema solution into the market that supports the presentation of movies with higher resolution “4K” digital cinema projectors. Certain major U.S. exhibitors have announced their intention to outfit their theatres exclusively with 4K digital cinema equipment. Other exhibitors may feel that they need to outfit some or all of their theatres with 4K digital cinema equipment to compete in the same markets where competitors are promoting 4K solutions. Dolby currently does not offer a 4K digital cinema solution. If we do not offer a solution that supports 4K presentation, our future prospects in digital cinema may be limited and our business could be adversely affected. In addition, as the film industry is transitioning to digital cinema, the demand for our traditional cinema products and services is declining, and we anticipate that the demand for film-based products will continue to decline in future periods.

Our broadcast products represented approximately 24% of product sales in fiscal 2008, 13% of product sales in fiscal 2009, and 8% of product sales in the first quarter of fiscal 2010. Our broadcast products are used to encode, transmit, and decode multiple channels of high-quality audio for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming. In the first quarter of fiscal 2010, the decrease in broadcast product revenue as a percentage of total product revenue was primarily due to the increase in digital cinema product revenue noted above.

Our services revenue, which represented approximately 5%, 4%, and 4% of total revenue in fiscal 2008, 2009, and the first quarter of fiscal 2010, respectively, is primarily tied to the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. Several factors influence the number of films produced in a given fiscal period, including strikes and work stoppages within the motion picture industry as well as tax incentive arrangements that many governments provide filmmakers to promote local filmmaking.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and pursuant to rules and regulations of the SEC. The preparation of these financial statements in accordance with U.S. GAAP and SEC rules and regulations requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy and estimate to be critical if it is both important to a company’s financial condition and results of operations and it requires significant judgment on the part of management in its application. On a regular basis, we evaluate our assumptions, judgment, and estimates. We have discussed the selection and development of the critical accounting policies and estimates with the audit committee of our board of directors. The audit committee has reviewed our related disclosures in this Quarterly Report on Form 10-Q. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

The following are our critical accounting policies and estimates because we believe they are both important to the portrayal of our financial condition and results of operations and they require critical management judgments about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation for future periods could be materially affected. See our “Risk Factors” for certain matters bearing risks on our future results of operations.

Revenue Recognition

We enter into transactions to license technologies, trademarks, and know-how and to sell products and services. Revenue recognition standards state that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is probable. Judgment is required to assess whether collectibility is probable. We determine collectibility based on an evaluation of our customer’s recent payment history, the existence of a standby letter of credit between the customer’s financial institution, and our financial institution and other factors.

In October 2009, the FASB amended the accounting standards for revenue recognition to exclude software contained within a tangible product from the scope of the software revenue recognition guidance if the software is essential to the tangible product’s functionality. Also in October 2009, the FASB amended the accounting standards for multiple-element revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of each element if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

In the first quarter of fiscal 2010, we early-adopted this accounting guidance on a prospective basis for applicable arrangements entered into or materially modified after September 25, 2009. In accordance with this guidance, we no longer account for revenue from product sales containing software elements under the software revenue recognition guidance.

We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered element has standalone value and delivery of the undelivered element is probable and within our control. When these criteria are not met, the delivered elements are combined with the undelivered elements and the arrangement consideration is allocated to a combined, single unit. The amended guidance changed our units of accounting for our revenue transactions by allowing us to use ESP to establish the standalone selling price of the delivered and undelivered elements in an arrangement.

If the separation criteria are met, we account for each element within a multiple-element arrangement, such as hardware, software, maintenance, and other services, separately and we allocate arrangement consideration based on the relative selling price of each element. For some of our arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial product. These elements may include support and maintenance and/or the right to receive product upgrades. Revenue allocated to the undelivered element is recognized over the estimated service period of the respective element or when the product upgrade is delivered. We do not recognize revenue for delivered elements that is contingent on the future delivery of products or services or future performance obligations until we have completed these obligations.

Prior to our adoption of the amended guidance for revenue recognition, we were not able to establish VSOE of the standalone selling price for the undelivered support and maintenance elements for a majority of our multiple-element arrangements. VSOE was required to recognize revenue for an individual element independent of other elements in the arrangement. As a result, we typically allocated revenue from the entire arrangement to the undelivered element and recognized this revenue ratably over the estimated support period.

We now allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. We determine a best estimate of selling price using the same methods used to determine the selling price of an element sold on a standalone basis. We establish the best estimate of selling price for each element primarily by considering actual sales prices, as we typically sell each element on a standalone basis, and internal factors such as pricing practices, margin objectives, and customer demands. Consideration is also given to market conditions such as competitor pricing strategies and industry technology lifecycles. We apply management judgment to establish margin objectives, pricing strategies, and technology lifecycles, which are all used to determine our best estimate of selling price.

Goodwill, Intangible Assets and Impairment of Long-lived Assets

We evaluate and test our goodwill for impairment at a reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The goodwill impairment test is a two-step process. In the first step, the carrying value of the net assets of a reporting unit, including goodwill, is compared to the fair value of the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value, a second step is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. We test goodwill for impairment annually during our third fiscal quarter and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

We use the income approach to determine the fair value of our reporting units based on the present value of estimated future cash flows for each reporting unit. During our last annual goodwill impairment test performed in the third quarter of fiscal 2009, we had two reporting units – Via which had no assigned goodwill and Dolby Entertainment Technology with goodwill of $250.6 million. The cash flow model was based on our best estimate of future revenue and operating costs. Future revenue was estimated over the period we expect to earn such cash flows, at growth rates consistent with our internal forecasts. The revenue and cost estimates were based on several sources including our historical information, third party industry data, and review of our internal operations. The cash flow forecasts were adjusted by a discount rate of approximately 13% based on our weighted average cost of capital derived through a capital asset pricing model. The primary components of this model included our considerations of the relative weighting of our total asset structure between our equity and debt, the risk-free rate of return given by the rate of return on U.S. Treasury bonds, an average market risk premium based on a range of historical returns and forward looking estimates, and our beta. Our model utilized an effective tax rate of approximately 35%. Further, we evaluated the reasonableness of the fair value of our reporting units by comparing the aggregate fair value of our reporting units, determined under the income approach, to our market capitalization.

Our market capitalization at the end of our third quarter of fiscal 2009, the period of our annual impairment test, was approximately equal to the aggregate fair value of our reporting units determined under the income approach. Our market capitalization and the aggregate fair value of our reporting units under the income approach each approximated $4.2 billion, which exceeded the aggregate carrying value of our reporting units by approximately 220%. As of June 26, 2009, the fair values of our two reporting units exceeded their carrying values and therefore no impairment charge was required. Since our last annual impairment test, there have been no events or circumstances that would more likely than not trigger a reduction in the fair value of our reporting units below their carrying value.

Intangible assets with definite lives are amortized over their estimated useful lives. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships and contracts, and are amortized on a straight-line basis over their useful lives ranging from two to 15 years.

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

Accounting for Income Taxes

We make estimates and judgments that affect our accounting for income taxes, including estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, including the timing of recognition of stock-based compensation expense, result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we have established a valuation allowance.

Our policy is to recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities. We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision.

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, the valuation allowance against our deferred tax assets, and uncertainty in income tax positions. Our financial position and results of operations may be materially affected if actual results significantly differ from these estimates or the estimates are adjusted in future periods.

Stock-Based Compensation

We measure all employee stock-based compensation awards by using a fair-value method and we record such expense in the condensed consolidated financial statements over the requisite service period. We utilize the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. Determining the fair value of a stock-based award using the Black-Scholes option pricing model requires that we make certain assumptions regarding the expected term of the award, the expected future volatility of our stock price over the expected term of the award, and the risk-free interest rate over the expected term. We estimate the expected term of stock-based awards by evaluating historical exercise patterns of our employees and applying an assumption of future exercise patterns. We utilize a blend of our historical volatility of our common stock and implied volatility based on traded options with similar terms as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience. We are required to estimate forfeitures at the time of grant and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimate.

Investments

Investments that have original maturities of 91 days or more at the date of purchase and with a current maturity of less than one year are classified as short-term investments. Investments that have maturities of more than one year are classified as long-term investments. All of our investments, except for auction rate certificates, are classified as available-for-sale securities. Our investments are recorded at fair value in the consolidated balance sheets. Unrealized gains and losses on our available-for-sale securities, except for credit losses, are reported as a component of accumulated other comprehensive income, while realized gains and losses as well as credit losses are reported as a component of net income. Our auction rate certificates are classified as trading securities. Unrealized gains or losses on trading securities are reported as a component of net income.

Our investments in auction rate certificates, with the exception of redemptions, have been illiquid since February 2008 due to failed auctions. The observable market information to determine the fair value of our auction rate certificates continues to be insufficient. Therefore, we continue to estimate the fair value by incorporating assumptions that market participants would use in their estimates of fair value. These assumptions include the interest yield of the securities, market volatility, the expected liquidity of the securities, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, the likelihood of a successful future auction, and the final stated maturities of the securities.

Results of Operations

Revenue

	Fiscal Quarter Ended		Change
	December 26, 2008	December 25, 2009	$	%
	(in thousands)
Licensing	$154,056	$165,775	$11,719	8%
Percentage of total revenue	85%	75%
Product sales	17,946	47,657	29,711	166%
Percentage of total revenue	10%	21%
Services	8,256	7,784	(472)	(6)%
Percentage of total revenue	5%	4%

Total revenue	$180,258	$221,216	$40,958	23%

Licensing. The 8% increase in licensing revenue from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 was primarily driven by an increase in revenue from our broadcast and mobile markets, offset by a decline in our gaming market. The increase in revenue from our broadcast market was attributable to an increase in worldwide sales of digital televisions and set-top boxes incorporating our technologies, partially offset by decreased revenue from National Telecommunications and Information Administration (“NTIA”) converter boxes. The increase in revenue from our mobile market was primarily driven by an increase in revenue from HE-AAC in the first quarter of fiscal 2010 when compared to the first quarter of fiscal 2009. These increases in licensing revenue were partially offset by a decrease in revenue from our gaming market in the first quarter of fiscal 2010 when compared to the first quarter of fiscal 2009.

Product Sales. The 166% increase in product sales revenue from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 was due to our adoption of new revenue recognition accounting standards in the first quarter of fiscal 2010 that allowed us to recognize the majority of the revenue from our product sales in the period of sale. This was coupled with an increase in digital cinema and 3D units sold, primarily due to a promotion that offered price discounts for a bundled set of digital cinema and 3D products. Contributing to the increase in revenue in the first quarter of fiscal 2010 when compared to the first quarter of fiscal 2009, was the fact that we had not yet achieved compliance with the Digital Cinema Initiative (“DCI”) specifications and, as a result, the majority of our first quarter of fiscal 2009 digital cinema and related product sales revenue was deferred. We achieved compliance with the DCI specifications in the second quarter of fiscal 2009.

The FASB amended revenue recognition accounting standards that enabled us to recognize the majority of the revenue from our multiple-element product sales arrangements in the period of sale. We elected to adopt these standards prospectively for multiple-element arrangements entered into or materially modified after September 25, 2009. See Note 2 “Summary of Significant Accounting Policies” for additional details. For multiple-element product sales arrangements entered into after September 25, 2009, we recognized $20.5 million in revenue in the first quarter of fiscal 2010. As of December 25, 2009, the deferred revenue balance from these arrangements was $0.2 million, representing the estimated selling price of our support and maintenance obligation for such arrangements.

For the majority of our multiple-element product sales arrangements entered into on or prior to September 25, 2009, we accounted for the product and the associated support and maintenance elements as a combined unit, which typically resulted in the revenue being deferred and recognized ratably over the estimated support period. For these arrangements, we did not change our accounting treatment and we recognized $14.0 million in previously deferred revenue in the first quarter of fiscal 2010. As of December 25, 2009, the remaining deferred revenue balance from these arrangements was $20.7 million. We expect to recognize the majority of this deferred revenue in fiscal 2010, however circumstances may change such that this may not occur.

The following is a summary of our product sales revenue for the first quarter of fiscal 2010 and the associated deferred revenue balances as of December 25, 2009:

	Revenue	Deferred Revenue
	(in thousands)
Product sales entered into in the first quarter of fiscal 2010:
Multiple-element arrangements (1)	$20,550	$241
Standalone arrangements (2)	13,094	98

Product sales from prior periods for which revenue was deferred (3)	14,013	20,741

Total	$47,657	$21,080

(1)	Of this revenue, we would have recognized $2.9 million in the first quarter of fiscal 2010 had we not adopted the changes in accounting standards. As such, we recognized an incremental $17.6 million as a result of our adoption of the new revenue recognition accounting standards in the first quarter of fiscal 2010.
(2)	These arrangements were not affected by the changes in accounting standards.
(3)	Represents revenue attributable to multiple-element arrangements entered into on or prior to September 25, 2009.

Services. The 6% decrease in services revenue from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 was primarily attributable to a decrease in services performed on original films.

Gross Margin

	Fiscal Quarter Ended
	December 26, 2008	December 25, 2009
Licensing gross margin percentage	111%	98%
Licensing gross margin percentage excluding gain from amended patent licensing agreement	98%	98%
Product sales gross margin percentage	48%	41%
Services gross margin percentage	61%	53%

Total gross margin percentage	102%	84%

Licensing Gross Margin. We license intellectual property to our customers that may be internally developed, acquired by us or licensed from third parties. Our cost of licensing consists principally of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Our cost of licensing also includes third-party royalty obligations paid to license intellectual property that we then sublicense to our customers. Licensing gross margin decreased thirteen points from the first quarter of 2009 to the first quarter of fiscal 2010, due primarily to a gain from an amended patent licensing agreement that we recorded within cost of revenue in our consolidated statement of operations in the first quarter of fiscal 2009. Excluding the gain from the amended patent licensing agreement, our licensing gross margin did not change from the first quarter of fiscal 2009 to the first quarter of fiscal 2010.

Product Sales Gross Margin. Cost of product sales primarily consists of the costs of materials related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Product sales gross margin decreased seven points from the first quarter of fiscal 2009 to the first quarter of fiscal 2010, due to an increase in revenue recognized, and associated costs, related to digital cinema and 3D product sales, which had lower margins than our traditional cinema and broadcast products. The increase in digital cinema sales in the first quarter of fiscal 2010 was primarily due to a promotion that offered price discounts for a bundled set of digital cinema and 3D products in the period. In the first quarter of fiscal 2009, we had not recognized revenue, and the related costs, for sales of our lower margin digital cinema products, as we had not yet achieved compliance with the DCI specifications. We achieved compliance with the DCI specifications in the second quarter of fiscal 2009.

Services Gross Margin. Cost of services primarily consists of payroll and benefits costs for employees performing our professional services, the cost of outside consultants, and reimbursable expenses incurred on behalf of customers. Services gross margin decreased eight points from fiscal 2009 to fiscal 2010 due to lower services revenue and personnel costs that remained relatively unchanged.

Operating Expenses

	Fiscal Quarter Ended		Change
	December 26, 2008	December 25, 2009	$	%
	(in thousands)
Research and development	$18,658	$22,800	$4,142	22%
Percentage of total revenue	10%	10%
Sales and Marketing	24,487	30,384	5,897	24%
Percentage of total revenue	14%	14%
General and Administrative	26,000	27,882	1,882	7%
Percentage of total revenue	14%	13%
Restructuring Charges, net	868	185	(683)	(79)%

Total operating expenses	$70,013	$81,251	$11,238	16%

Research and Development. Research and development expenses consist primarily of personnel and personnel-related costs, facility costs, and project development costs related to new technologies and products. The 22% increase in research and development expenses from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 was primarily driven by increases in personnel and personnel-related expenses due to increases in headcount, primarily from an acquisition completed in fiscal 2009. The increase was further driven by an increase in prototype expenses related to development-stage technologies.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel-related expenses, professional service fees, travel-related expenses, and facility costs for our sales and marketing functions. The 24% increase in sales and marketing expenses from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 was primarily due to an increase in personnel and personnel-related expenses due to increases in headcount and increases in advertising expenditures driven by an ongoing brand awareness campaign.

General and Administrative. General and administrative expenses consist primarily of personnel and personnel-related expenses, professional service fees, travel-related expenses, and facility costs for our administrative functions. The 7% increase in general and administrative expenses from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 was primarily due to an increase in personnel and personnel-related expenses, partially offset by reductions in professional service fees.

Restructuring Charges, net. Restructuring charges for the first quarter of fiscal 2010 include severance and other charges attributable to the consolidation of our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility in fiscal 2009. Restructuring charges for the first quarter of fiscal 2009 include severance and other charges resulting from integrating our wholly owned subsidiary, Cinea, into our Dolby Entertainment Technology reporting unit.

Other Income, Net

	Fiscal Quarter Ended		Change
	December 26, 2008	December 25, 2009	$	%
	(in thousands)
Interest income	$4,132	$1,832	(2,300)	(56)%
Interest expense	(263)	(85)	178	68%
Other income/(expense), net	(1,382)	460	1,842	133%

Total other income, net	$2,487	$2,207	(280)	(11)%

Other income, net, primarily consists of interest income earned on cash, cash equivalents, and investments, offset by interest expense principally attributable to the outstanding balances on our facility debt obligations. Also included are net gains/losses from foreign currency transactions, net gains from sales of available for sale securities, net gains/losses from trading securities, offset by net gains/losses from derivative instruments. The decrease in other income, net from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 was primarily due to lower prevailing interest rates, resulting in lower interest income from our cash, cash equivalent, and investment balances. This was partially offset by higher interest bearing cash, cash equivalent, and investment balances, gains from sales of available for sale securities, and lower interest expense in the first quarter of fiscal 2010. In addition, in the first quarter of fiscal 2009 we recognized a net loss of approximately $1.4 million related to the valuation of our auction rate certificates and related Put Rights.

Income Taxes

	Fiscal Quarter Ended
	December 26, 2008	December 25, 2009
	(in thousands)
Provision for income taxes	$38,623	$36,886
Effective tax rate	33%	35%

Our effective tax rate is based upon a projection of our annual fiscal year results. Our effective tax rate for the first quarter of fiscal 2009 was 33% compared to 35% for the first quarter of fiscal 2010. In fiscal 2009, a change in tax law reinstated research and development tax credits for fiscal 2009 and for periods prior to fiscal 2009. As a result, we recognized an increase in research and development tax credits in the first quarter of fiscal 2009, thereby lowering our effective tax rate. Our effective tax rate for the first quarter of fiscal 2010 does not include a full-year benefit from research and development tax credits due to the expiration of these credits on December 31, 2009.

Liquidity, Capital Resources, and Financial Condition

	September 25, 2009	December 25, 2009
	(in thousands)
Cash and cash equivalents	$451,678	$406,238
Short-term investments	283,808	372,767
Long-term investments	205,938	246,022
Accounts receivable, net	22,981	43,507
Accounts payable and accrued liabilities	113,822	122,090
Working capital(a)	744,254	772,430

	December 26, 2008	December 25, 2009
Net cash provided by operating activities	97,424	98,464
Capital expenditures (b)	(996)	(10,619)
Net cash used in investing activities	(89,068)	(140,873)
Net cash provided by (used in) financing activities	3,394	(2,148)

(a)	Working capital consists of total current assets less total current liabilities.
(b)	Capital expenditures consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements, production and test equipment.

As of December 25, 2009, we had cash and cash equivalents of $406.2 million, compared to $451.7 million at September 25, 2009. In addition, at December 25, 2009, we had short-term and long-term investments of $618.8 million, compared to $489.7 million at September 25, 2009. Our principal sources of liquidity are our cash, cash equivalents, and investments, as well as cash flows from our operations. We believe that our cash, cash equivalents, and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Cash provided by operating activities were $98.5 million in the first quarter of fiscal 2010, compared to $97.4 million in the first quarter of fiscal 2009. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. Cash flows from operating activities for the first quarter of fiscal 2010 were primarily driven by net income before controlling interest of $69.5 million. Adjustments for non-cash items included stock-

based compensation expense of $5.3 million, depreciation and amortization expense of $7.8 million, offset by the deferred taxes of $5.6 million. Changes in working capital were primarily driven by increases in assets of $10.0 million and decreases in deferred revenue of $9.5 million, offset by increases in income taxes payable of $34.8 million and accounts payable and accrued liabilities of $8.5 million.

Cash used in investing activities for the first quarter of fiscal 2010 were primarily driven by net purchases of available-for-sale securities of $130.1 million. Capital expenditures were $10.6 million for the first quarter of fiscal 2010, an increase of $9.6 million from the first quarter of fiscal 2009.

Cash used in financing activities were $2.1 million in the first quarter of fiscal 2010, compared to cash provided by financing activities of $3.4 million in the first quarter of fiscal 2009. Cash outflows from financing activities were primarily driven by our stock repurchase program of $15.7 million, offset by the exercise of employee stock options of $7.3 million, excess tax benefit from the exercise of stock options of $4.7 million, and proceeds from the issuance of stock under our employee stock purchase plan of $1.9 million.

Off-Balance-Sheet and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended September 25, 2009. See our Annual Report on Form 10-K for the fiscal year ended September 25, 2009, for additional information regarding our contractual obligations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments.

As of December 25, 2009, we had cash and cash equivalents of $406.2 million, which consisted of cash and highly-liquid money market funds, commercial paper, municipal bonds, and U.S. agency securities with maturities of less than 90 days at the date of purchase. In addition, we had short-term and long-term investments of $618.8 million, which consisted primarily of auction rate certificates, corporate bonds, municipal debt securities, variable rate demand notes, U.S. agency securities, and U.S. government bonds with original maturities greater than 90 days. Many of these investments are subject to fluctuations in interest rates, which could impact our results. At December 25, 2009 the weighted-average effective maturity of our investment portfolio was less than one year. Based on our investment portfolio balance as of December 25, 2009, a hypothetical change in interest rates of 1% would have approximately a $5.0 million impact, and a change of 0.5% would have approximately a $2.5 million impact on the carrying value of our portfolio. Furthermore, a hypothetical change in interest rates of 1% would have approximately a $5.7 million impact and a change of 0.5% would have approximately a $2.8 million impact on interest income over a one-year period.

At December 25, 2009, we held tax-exempt auction rate certificates with a par value of $67.6 million. While we have had a number of successful redemptions, auctions for these investments have failed and there is no assurance that future auctions will succeed. As a result, we may not be able to liquidate our investment and fully recover the par value. In November 2008, we accepted an offer from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS, to liquidate our auction rate certificates held in our UBS accounts on February 13, 2008. The UBS offer entitles us to sell our auction rate certificates for a price equal to the par value of the auction rate certificates plus accrued but unpaid interest, if any, at any time during a two-year period from June 30, 2010 through July 2, 2012. There is a risk that UBS will not perform its obligations in accordance with their offer. Furthermore, there is no assurance that we will be able to recoup our investments in the auction rate certificates.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

Foreign Currency Exchange Risk

We maintain sales, marketing, and business operations in foreign countries, most significantly in the United Kingdom. We also conduct a growing portion of our business outside of the United States through subsidiaries with functional currencies other than the U.S. dollar (primarily Euros and British Pounds). As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. Most of our revenue from international markets is denominated in U.S. dollars, while the operating expenses of our international subsidiaries are predominantly denominated in local currency. Therefore, if the U.S. dollar weakens against the local currency, we would have increased operating expenses, which would only be partially offset by net revenue. Conversely, if the U.S. dollar strengthens against the local currency, operating expenses will decrease, which would only be partially offset by net revenue. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our condensed consolidated statement of operations. Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 25, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Macroeconomic conditions may reduce our revenue and harm our business.

We continue to be cautious regarding future macroeconomic conditions and their potential negative impact on consumer demand in the markets in which we license our technologies and sell our products. Our business is particularly exposed to adverse changes in macroeconomic conditions, because our technologies are incorporated into entertainment-oriented products, which are generally discretionary goods, such as DVD players, Blu-ray Disc players, personal computers, digital televisions, mobile devices, set top boxes, home-theaters-in-a-box, camcorders, portable media devices, gaming systems, audio/video receivers, and in-car entertainment systems. The global recession has adversely affected consumer confidence, disposable income, and spending. While we cannot predict future macroeconomic conditions, these conditions may persist or worsen. In addition, consumer spending slowdowns have affected, and likely will continue to negatively affect, the motion picture industry and cinema owners, which in recent times have resulted in decreased product sales and services. Consequently, we do not expect to sustain our prior levels of revenue growth in fiscal 2010. Furthermore, deteriorating economic conditions result in a greater likelihood that more of our licensees and customers will become delinquent on their obligations to us or be unable to pay, which in turn, could result in a higher level of write-offs, all of which would adversely affect our earnings. Moreover, deteriorating economic conditions and other factors may result in increased underreporting and non-reporting of royalty bearing revenue by our licensees as well as increased unauthorized use of our technologies, which would adversely affect our earnings.

To the extent that sales of personal computers with Dolby technologies decline, our licensing revenue will be adversely affected.

Historically, PC manufacturers have frequently included DVD playback functionality as part of the software applications included in their products. Two of six editions of Microsoft’s Windows Vista operating system, the Vista Home Premium Edition, and the Vista Ultimate Edition, include Dolby technologies, which help enable DVD playback functionality and DVD authoring capabilities. In addition, many major PC manufacturers continue to include additional DVD software applications which offer added DVD functionality not included in the Microsoft operating systems. Microsoft’s newest operating system, Windows 7, became generally available in October 2009. Windows 7 includes Dolby technologies, including Dolby’s next generation audio codec, Dolby Digital Plus, in the four Windows 7 editions that include DVD software applications. There are risks and uncertainties associated with this opportunity. Due in part to Windows 7 DVD playback enhancements and pricing pressure, we expect some PC manufacturers in the future will exclude additional DVD software applications on personal computers that include Windows 7 Home Premium, Professional, Enterprise, and Ultimate editions. Additionally, it is uncertain at what pace consumer and business customers will migrate from their current operating systems to the Windows 7 operating system and what the adoption rate of the editions with Dolby technologies will be. In addition, a growing number of lower priced PCs, particularly netbooks, are being sold or are anticipated to be sold which do not have Dolby technologies. Consumers may elect to purchase these lower priced PCs instead of computers with DVD playback functionality and Dolby technologies. Revenue from our PC market decreased from fiscal 2008 to fiscal 2009 and may decline in the future. Future shipments of PCs with Dolby technologies could also decline. If any of the foregoing occur, our licensing revenue will be adversely affected.

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

If we do not increase our revenue and keep our expenses consistent with revenue we will not maintain profitability at recent levels.

Although we endeavor to effectively control our operating expenses, we expect to incur increased operating expenses in fiscal 2010 as we have large fixed expenses and plan to increase sales and marketing and research and development activities in an effort to promote both short and long term growth. Due to our expected operating expenses and the challenges of increasing revenue in the current environment, our income from operations and cash flows from operating and investing activities in fiscal 2010 could be lower than in fiscal 2009. As a result, we may not be able to maintain our 2009 levels of profitability in fiscal 2010 or on a quarterly or annual basis thereafter.

We depend on the sale by our licensees of products that incorporate our technologies and a reduction in those sales would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer electronics product manufacturers. Licensing revenue represented 80%, 84%, and 83% of our total revenue in fiscal 2007, 2008, and 2009, respectively. We do not manufacture consumer electronics products ourselves and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products and media software vendors to pay us a specified royalty for every electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our revenue will decline. Moreover, we have a widespread presence in markets for electronics products, such as the consumer electronics product market, which includes DVD players, audio/video receivers, and other home theater consumer electronics products, and, as a result, there is little room for us to further penetrate such markets. Lower sales of products incorporating our technologies could occur for a number of reasons. Changes in consumer tastes or trends, changes in industry standards or adverse changes in business and economic conditions, may adversely affect our licensing revenue. Increasing market saturation, durability of products in the marketplace, competing products, and alternate consumer entertainment options could adversely affect demand for new products incorporating our technologies.

Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

Maintaining and strengthening the Dolby brand is critical to maintaining and expanding our licensing, products, and services, as well as to our ability to enter new markets for our sound and other technologies. Our continued success depends, in part, on our reputation for providing high quality products, services, and technologies across a wide range of entertainment industries, including the consumer electronics products industry. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business and prospects will suffer.

Moreover, we believe that the likelihood that our technologies will be adopted as industry standards in various markets and for various applications depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to accept, as an industry standard, technologies developed by a well-respected and well-known brand. Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to successfully enter into new markets, and to provide high quality products and services, which we may not do successfully. Establishing brand recognition is particularly challenging in newer markets in which we have limited experience.

Inaccurate licensee royalty reporting and unauthorized use of our intellectual property could materially adversely affect our operating results.

Our licensing revenue is generated primarily from consumer electronics product manufacturers and media software vendors who license our technologies and incorporate them in their products. Under our existing arrangements, these licensees typically pay us a specified royalty for every product they ship that incorporates our technologies. We rely on our licensees to accurately report the number of units shipped that incorporate our technologies. We calculate our license fees, prepare our financial reports, projections, and budgets, and direct our sales and product development efforts based on these reports we receive from our licensees. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately. This is made more difficult because in the past we have experienced problems with implementation licensees selling ICs with our technologies to third parties that are not system licensees and not reporting these sales. This is especially true with respect to software incorporating our technologies because software can be copied relatively easily and we often do not have easy ways to determine how many copies have been made. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive, time consuming, and potentially detrimental to our ongoing business relationships with our licensees. In the past, licensees, particularly in emerging economies, such as China, have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalty bearing revenue by licensees, which could adversely affect our operating results. Conversely, to the extent that our licensees overstate the number of products incorporating our technologies, or report the products under the wrong categories, negative corrections could result in reductions of royalty revenue in subsequent periods. In addition, some of our licensees may begin to more closely scrutinize their past or future licensing statements which may result in an increased receipt of negative corrective statements.

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

We expect that the future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new opportunities for our technologies, including:

•	Digital television broadcasting;

•	HDTV;

•	Personal computer technologies;

•	Blu-ray Disc;

•	Mobile devices;

•	Personal audio and video players, including internet music applications;

•	Video game consoles and video games;

•	Imaging; and

•	Broadband internet.

Our ability to penetrate these markets depends on increased consumer demand for products that contain our technologies, which may not occur. If these markets do not develop or consumer demand does not grow, it would have a material adverse effect on our business and prospects. For example, the extent to which our revenue from digital broadcast networks and broadband internet services increases depends upon the expansion of digital broadcast technologies and broadband internet as a medium of entertainment. In addition, even when our technologies are adopted as industry standards for a particular market, such market may not fully develop. In such case, our success depends not only on whether our technologies are adopted as industry standards for such market, but also on the development of that market. Demand for our technologies in any of these developing markets may not continue to grow, and a sufficiently broad base of consumers and professionals may not adopt or continue to use these technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide select technologies and entertainment for little or no cost, such as many of the services provided in connection with broadband internet services. Moreover, some of these markets are ones in which we have not previously participated and, because of our limited experience, we may not be able to adequately adapt our business and our technologies to the needs of customers in these fields.

If we do not develop and deliver innovative technologies in response to industry and technology changes, our business could decline.

The markets for our products and the markets for consumer electronics products using our licensed technologies are characterized by rapid change and technological evolution that can render our technologies and products obsolete or unmarketable. The process of developing new technologies is complex and uncertain. We will need to expend considerable resources on research and development, or acquisitions, in the future in order to design and deliver innovative entertainment products and technologies. Despite our efforts, we may not be able to develop, or acquire, and effectively market new products, technologies and services in a timely manner that competitively address the needs of the changing marketplace. For example, we cannot ensure that Dolby Axon, Dolby Mobile, Dolby Volume, Dolby Contrast or Dolby Vision will address the needs of the marketplace, be effectively marketed or be successful technologies. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere. Our future success depends to a great extent on our ability to develop, or acquire, and deliver innovative technologies in a timely manner that are widely adopted in response to changes in the entertainment industry and that are compatible with the technologies or products introduced by other entertainment industry participants.

If we do not expand our business into non-sound technologies, our future growth could be limited.

Our future growth will depend, in part, upon our expansion into areas beyond sound technologies. For example, in addition to our digital cinema initiative, we are exploring other areas that facilitate delivery of digital entertainment, such as technologies for processing digital moving images. We will need to spend considerable resources on research and development or acquisitions in the future in order to deliver innovative non-sound technologies. However, we have limited experience in non-sound technology markets and, despite our efforts, we cannot predict whether we will be successful in developing, or acquiring, and marketing non-sound products, technologies, and services. We will face significant risks in integrating non-sound businesses that we acquire into our business.

In addition, many of the non-sound technology markets which we are targeting are relatively new and may not develop as we currently anticipate. Moreover, although we believe that many of the technological advances we may develop or acquire for digital cinema may have applicability in other areas, such as broadcasting or consumer electronics products, we may not be able to achieve these anticipated benefits in these other markets. A number of competitors and potential competitors may develop non-sound technologies similar to those that we develop or acquire, some of which may provide advantages over our products, technologies, and services. Some of these competitors have much greater experience and expertise than we do in the non-sound fields we may enter. The non-sound products, technologies, and services we expect to market may not achieve or sustain market acceptance, may not meet industry needs, and may not be accepted as industry standards. If we are unsuccessful in selling non-sound products, technologies, and services, the future growth of our business may be limited. In addition, our efforts to enter or strengthen our positions in non-sound markets may be tied to the success of specific programs.

If our products and technologies are not adopted as industry standards, our business prospects could be limited and our operating results could be adversely affected.

The entertainment industry depends upon industry standards to ensure the compatibility of its content across a wide variety of entertainment systems and products. Accordingly, we make significant efforts to design our products and technologies to address capability, quality, and cost considerations so that they either meet, or, more importantly, are adopted as, industry standards across the broad range of entertainment industry markets in which we participate, as well as the markets in which we hope to compete in the future. To have our products and technologies adopted as industry standards, we must convince a broad spectrum of professional organizations throughout the world, as well as our major customers and licensees who are members of such organizations, to adopt them as such and to ensure that other industry standards are consistent with our products and technologies. If our technologies are not adopted or do not remain as industry standards, our business, operating results, and prospects could be materially and adversely affected. We expect that meeting, maintaining, and establishing industry standard technologies will be critical to our business in the future. In addition, the market for broadcast technologies has traditionally been heavily based upon industry standards, often set by governments or other regulatory bodies, and we expect this to be the case in the future. If our technologies are not chosen as industry standards for broadcasting in particular geographic areas, this could adversely affect our ability to compete in these markets.

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

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: DivX, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Philips, RealNetworks, Sony, SRS Labs, and Thomson. Competitors for our products include: Avica, Audyssey Laboratories, Beaufort International Group, Doremi, EVS, GDC, Kodak, Linear Acoustic, NEC, Panastereo, Qube, QuVis, REAL D, Sony, Texas Instruments, and USL. Competitors for our services include DTS and Sony. In addition, other companies may become competitors in the future. Some people may perceive the quality of sound produced by some of our competitors’ technologies to be equivalent or superior to that produced by ours. In addition, some of our current and/or future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, some of our current or potential competitors may have an advantage over us in the market for internet technologies because of their greater experience and presence in that market. In addition, some of our current or potential competitors may be able to offer integrated system solutions in markets for sound or non-sound entertainment technologies, including audio, video, and rights management technologies related to personal computers or the internet, which could make competing technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing technologies at lower prices than our technologies, which could adversely affect our operating results. Further, many of the consumer electronics products that include our sound technologies also include sound technologies developed by our competitors. Another competitor has introduced a digital cinema solution which supports the presentation of movies with higher resolution “4K” digital cinema projectors. Dolby currently does not offer a 4K digital cinema solution. As a result, we must invest significant resources in research and development in order to enhance our technologies and our existing products and services and introduce new high quality technologies, products, and services to meet the wide variety of such competitive pressures. Our business will suffer if we fail to do so successfully.

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

When a standards-setting body mandates our technologies as explicit industry standards, we generally must agree to license such technologies on a fair, reasonable, and non-discriminatory basis, which could limit our control over the use of these technologies. In these situations, we must often limit the royalty rates we charge for these technologies, which could adversely affect our revenue. Furthermore, we may be unable to limit to whom we license such technologies, and may be unable to restrict many terms of the license. From time to time we may be subject to claims that our licenses of our industry standard technologies may not conform to the requirements of the standards-setting body. Private parties have raised this type of issue with us in the past. Allegations such as these could be asserted in private actions seeking monetary damages and injunctive relief, or in regulatory actions. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies in ways that could injure our reputation and otherwise materially and adversely affect our business, operating results, and prospects.

We face risks in conducting business in emerging economies, such as China, particularly due to the limited recognition and enforcement of intellectual property and contractual rights in these countries.

We believe that various trends will increase our exposure to the risks of conducting business in emerging economies. For example, we expect consumer electronics product manufacturing in emerging economies, such as China, to increase due to the availability of lower manufacturing costs as compared to those of other industrial countries and the continued industry shift by discount retailers towards lower end DVD player offerings. We also believe that our sales of products and services in emerging economies will expand in the future to the extent that the use of digital surround sound technologies increases in these countries, including in movies and broadcast television.

We further expect that the sale of products incorporating our technologies will increase in emerging economies to the extent that consumers there become more affluent. We face many risks associated with operating in these emerging economies, in large part due to limited recognition and enforcement of contractual and intellectual property rights. As a result, we may experience difficulties in enforcing our intellectual property rights in these emerging economies, where intellectual property rights are not as respected as they are in the United States, Japan, and Europe. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants worldwide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate. If we are unable to develop, maintain, and strengthen these relationships, our revenue from these countries could be adversely affected.

Our licensing revenue depends in large part upon semiconductor manufacturers incorporating our technologies into integrated circuits, or ICs, for sale to our system licensees and if, for any reason, our technologies are not incorporated in these ICs or fewer ICs are sold that incorporate our technologies, our operating results would be adversely affected.

Our licensing revenue from system licensees depends in large part upon the availability of integrated circuits, or ICs, that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer electronics products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce, and then sell them to system licensees. We do not control the IC manufacturers’ decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts nor predict their success. As a result, if these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if, for any reason, they sell fewer ICs incorporating our technologies, our operating results will be adversely affected. Furthermore, we rely on IC manufacturers to report to us the number of ICs sold that incorporate our technologies so that we can track the accuracy of system licensee reporting. We have experienced problems in the past with IC manufacturers selling ICs with our technologies to third parties that are not system licensees, which has resulted in lost revenue.

Pricing pressures on the system licensees who incorporate our technologies into their products could limit the licensing fees we charge for our technologies, which could adversely affect our revenue.

The markets for the consumer electronics products in which our technologies are incorporated are intensely competitive and price sensitive. Retail prices for consumer electronics products that include our sound technologies, such as DVD players and home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, manufacturers have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge our customers who incorporate our technologies into the consumer electronics products that they sell. Further, while we have contractual rights with many of our licensees for cost of living adjustments to our royalty rights, we may not be able to negotiate those terms in future contracts with existing and new licensees. Moreover, downward cost of living adjustments would result in declines in the licensing fees that we charge. A decline in, or the loss of the contractual right to increase, the licensing fees we charge could materially and adversely affect our operating results.

We have in the past, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages, and could limit our ability to use particular technologies in the future.

Companies in the technology and entertainment industries own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have faced such claims in the past and we expect to face similar claims in the future.

Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle, and could divert management resources and attention. In the past we have settled claims relating to infringement allegations and agreed to make payments in connection with such settlements. We expect that similar claims will be asserted against us in the future in the ordinary course of our business. An adverse determination in any intellectual property claim could require that we pay damages or stop using technologies found to be in violation of a third party’s rights and could prevent us from offering our products and services to others. In order to avoid these restrictions, we may have to seek a license for the technology. This license may not be available on reasonable terms, could require us to pay significant royalties, and may significantly increase our operating expenses. The technologies also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense. If we cannot license or develop technologies for any infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. In some instances, we have contractually agreed to provide indemnifications to licensees relating to our intellectual property. In addition, at times in the past, we have chosen to defend our licensees from third party intellectual property infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future. Any of these results could harm our brand, our operating results, and our financial condition. In addition, from time to time we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us regarding our licensing royalty rate practices including our adherence to licensing on fair, reasonable, and non-discriminatory terms and potential antitrust claims. Damages and requests for injunctive relief asserted in claims like these could be material, and could have a significant impact on our business. Any disputes with our customers or potential customers or other third parties could adversely affect our business, results of operations, and prospects.

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

A small percentage of theatres have adopted digital cinema for the distribution and exhibition of movies. Industry participants continue to discuss business models to facilitate adoption of digital cinema by allocating the costs among industry participants, and the business models that ultimately emerge may vary from country to country. Participating in some of the models under discussion has required and may require us to depart from our traditional model of selling our cinema products pursuant to one time contracts, and could expose us to various risks we have not faced in the past. For example, we have participated in one model by deploying, at our expense, fully integrated digital cinema systems and seeking payment from motion picture distributors for films presented on the systems. Further, as digital cinema has grown the digital cinema initiative specifications as well as exhibitor and studio expectations have evolved. For example, a competitor has introduced a digital cinema solution which supports the presentation of movies with higher resolution “4K” digital cinema projectors. Certain major U.S. exhibitors have announced their intention to outfit their theatres exclusively with 4K digital cinema equipment. Other exhibitors may feel that they need to outfit some or all of their theatres with 4K digital cinema equipment to compete in the same markets where competitors are promoting 4K solutions. We currently do not offer a digital cinema 4K solution. In fiscal 2007, we introduced Dolby 3D Digital Cinema technology, providing us with an additional opportunity to participate in digital cinema. However, there are risks that recent renewed interest in 3D cinema could be a fad and may not be long lasting and that our business model, which relies on reusable glasses for 3D viewing, will not succeed. If we do not identify and successfully execute on opportunities and respond to challenges to generate revenue from our digital cinema products and services, our future prospects in this market will be limited and our business could be materially and adversely affected.

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

•	Possible write-offs or impairment charges resulting from acquisitions;

•	Unanticipated or unknown liabilities relating to acquired businesses; and

•	The need to integrate acquired businesses’ accounting, management information, manufacturing, human resources, and other administrative systems to permit effective management.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures, and languages, currency risks, and risks associated with the particular economic, political, and regulatory environment in specific countries. Also, the anticipated benefit of our acquisitions may not materialize. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could harm our operating results or financial condition. Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Moreover, acquisitions may have an adverse impact on our financial condition and results of operations, including a potential adverse impact on our gross margins.

Planned changes to our enterprise resource planning and other key software applications could cause unexpected problems to occur and disrupt the management of our business.

We are replacing our enterprise resource planning (ERP) system as well as other key software applications used in our global operations. Our ERP system and related applications are integral to our ability to accurately and efficiently maintain our books and records, manage royalty and product revenue streams, record our transactions, provide critical information to our management, and prepare our financial statements. These replacement efforts, and any related unexpected difficulties, will cause us to incur additional costs and require management attention, placing burdens on our internal resources that may affect our operating results. If we fail to manage these changes effectively, it could adversely affect our operating results and the accuracy and timely reporting of those results.

Third parties from whom we license technologies may challenge our calculation of the royalties we owe them for inclusion of their technologies in our products and licensed technologies, which could adversely affect our operating results, business, and prospects.

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

A successful challenge by a third party could increase the amount of royalties we have to pay to the third party, decrease our gross margin, and adversely affect our operating results. Such a challenge could result in the termination of the license agreement which would impair our ability to continue to use and re-license intellectual property from that third party which, in turn, could adversely affect our business and prospects.

Our relationships with entertainment industry participants are particularly important to our products, services, and technology licensing, and if we do not maintain such relationships our business could be materially harmed.

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment industry, including motion picture studios, broadcasters, video game designers, music producers, mobile content producers, and manufacturers of consumer electronics products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve. For example, sales of our products and services are particularly dependent upon our relationships with the major motion picture studios and broadcasters, and licensing of our technologies is particularly dependent upon our relationships with system licensees, media software vendors, and integrated circuit, or IC, manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be more likely not to purchase and use our products, services, and technologies, or create content incorporating our technologies, which could materially harm our business and prospects. In addition to directly providing substantially all of our revenue, these relationships are also critical to our ability to have our technologies adopted as industry standards. In addition, if major industry participants form strategic relationships that exclude us, whether in products, services, or licensing, our business and prospects could be materially adversely affected.

We have limited or no patent protection for some of our technologies in particular countries, including China, Taiwan, and India, which could limit our ability to grow our business in these markets.

We have a relatively limited number of issued patents in particular countries, including China, Taiwan, and India. For example, in China and Taiwan we have only limited patent protection, especially with respect to our Dolby Digital technologies. In India, we have no issued patents for Dolby Digital technologies. Consequently, maintaining or growing our licensing revenue in these emerging countries will depend on our ability to obtain patent rights in these countries for existing and new technologies, which is uncertain. Moreover, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is likewise uncertain.

We face diverse risks in our international business, which could adversely affect our operating results.

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2007, 2008, and 2009, revenue from outside the United States was 70%, 66%, and 65% of our total revenue, respectively. We expect that international and export sales will represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

•

Our ability to enforce our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as do the United States, Japan, and European countries, which increases the risk of unauthorized, and uncompensated, use of our technologies;

•	United States and foreign government trade restrictions, including those which may impose restrictions on importation of programming, technology or components to or from the United States;

•

Foreign government taxes, regulations, and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and other laws limiting our ability to repatriate funds to the United States;

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

In addition, a significant number of our employees are located outside the United States. This means we have exposure to changes in foreign laws governing our relationships with our employees, which could have a direct impact on our operating costs. Expansion into international markets has required, and will require, significant management attention and resources. Moreover, local laws and customs in many countries differ significantly from those in the United States. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act and U.S. export controls. Although we implement policies and procedures designed to ensure compliance with the Foreign Corrupt Practices Act and U.S. export controls, there can be no assurance that all of our employees, distributors, dealers, and agents will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business.

The licensing of patents constitutes a significant source of our revenue. If we do not replace expiring patents with new patents or proprietary technologies, our revenue could decline.

We hold patents covering much of the technologies that we license to system licensees, and our licensing revenue is tied in large part to the life of those patents. Our right to receive royalties related to our patents terminates with the expiration of the last patent covering the relevant technologies in a particular country. Accordingly, to the extent that we do not replace licensing revenue from technologies covered by expiring patents with licensing revenue based on new patents and proprietary technologies, our revenue could decline.

As of December 25, 2009, we had nearly 1,800 individual issued patents and approximately 2,000 pending patent applications in nearly 45 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through January 2028. Of these, 110 patents are scheduled to expire in the remainder of calendar year 2010, 34 patents are scheduled to expire in calendar year 2011, and 51 patents are scheduled to expire in calendar year 2012. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our

Dolby Digital technologies generally expire between 2010 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2026. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

Revisions to patent laws and regulations in the U.S. and abroad may adversely impact our ability to obtain, license and enforce our patent rights.

Our licensing business depends in part on the uniform and consistent treatment of patent rights in the U.S. and abroad. Changes to the patent laws and regulations in the U.S. and abroad may limit our ability to obtain, license, and enforce our rights. For example, in recent years the U.S. Congress has considered a number of changes to the patent laws including changes to the calculation of damages for patent infringement. In addition, court and administrative rulings may interpret existing patent laws and regulations in ways that adversely affect our ability to obtain, license, and enforce our patents. For example, in recent years the U.S. Supreme Court has issued rulings on the standard for determining whether an invention is obvious, which is a key issue when assessing patentability, the ability of a patent holder to obtain injunctive relief against infringers, and the ability of patent licensees to challenge the patents under which they are licensed. The ruling concerning injunctions may make it more difficult, under some circumstances, for us to obtain injunctive relief against a party that has been found to infringe one or more of our patents, and the ruling regarding patent challenges by licensees could potentially make it easier for our licensees to challenge our patents even though they have already agreed to take a license.

Our ability to develop proprietary technologies in markets in which “open standards” are adopted may be limited, which could adversely affect our ability to generate revenue.

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

Sales of our cinema products and services tend to fluctuate based on the underlying trends in the motion picture industry. For example, when box office receipts for the motion picture industry increase, we have typically seen sales of our cinema products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to expand or upgrade their systems. Our cinema product sales are also subject to fluctuations based on events and conditions in the cinema exhibition industry generally that may or may not be tied to box office receipts in particular time periods. For example, the growth in piracy of motion pictures adversely affects the construction of new screens, the renovation of existing theatres, and the continued production of new motion pictures. Technological advances and the conversion of motion pictures from film to digital have made it easier to create, transmit, and “share” high quality unauthorized copies of motion pictures, including on pirated DVDs and on the internet. The launch of new HD digital services by broadcasters may also influence the sale of our cinema products if consumers decide to watch content at home rather than going to the cinema to watch motion pictures. On the other hand, our services revenue, both in the United States and internationally, is tied to the number of films being made by major studios and independent filmmakers. A number of factors can affect the number of films that are produced, including strikes and work stoppages within the motion picture industry, as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

The demand for our cinema products and services could decline as the film industry adopts digital cinema.

Although only a small percentage of theatres have adopted digital cinema technologies for the distribution and exhibition of motion pictures, the number of cinema exhibitors adopting digital cinema for new theatre construction or existing theatre upgrades continues to grow. As exhibitors have constructed new theatres or upgraded existing theatres they have generally chosen digital cinema over traditional film cinema and we expect this trend to continue. Digital cinema, which is based on open standards, does not include our proprietary audio technologies. As the film industry continues to adopt digital cinema, the demand for our traditional cinema products and services has declined significantly and we anticipate that the demand for film based products will decline in future periods. Furthermore, exhibitors adopting digital cinema can choose from multiple digital cinema playback servers other than ours, none of which contain our technologies. A continued decrease in the demand for our traditional film cinema products and services that is not accompanied by a meaningful increase in revenue from digital cinema products and services would adversely affect our revenue stream from the cinema industry.

In addition, a decrease in the demand for our products and services could adversely affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new technologies, which can later be licensed to consumer product manufacturers and service providers, would be impaired. If, in such circumstances, we are unable to adapt our products and services or introduce new products for the digital cinema market successfully, our business could be materially adversely affected.

Our stock repurchase program may be suspended or terminated at any time, which may result in a decrease in our stock price.

In November 2009, we announced a share repurchase program, whereby we may repurchase up to $250 million shares of our Class A common stock. This repurchase program may reduce the public float of shares available for trading on a daily basis. Depending on market conditions and other factors, such purchases may be limited, suspended or terminated at any time without prior notice. There can be no assurance that we will buy additional shares of our Class A common stock under our share repurchase program or that any future repurchases will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our Class A common stock, the nature of other investment opportunities presented to us from time to time, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.

Fluctuations in our operating results and other factors may contribute to the volatility of the market price of our stock.

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual revenue and operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our business and prospects. As described more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenue or the volatility of the market price of our stock include:

•	Fluctuations in demand for our products and for the consumer electronics products of our licensees;

•	Adverse developments in general macroeconomic conditions;

•	The amount and timing of our operating costs, capital expenditures, and related charges, including those related to the expansion or consolidation of our business, operations, and infrastructure;

•	Changes in business cycles that affect the markets in which we sell our products and services or the markets for consumer electronics products incorporating our technologies;

•	Fluctuations in the timing of royalty reports we receive from our licensees, including late, sporadic or inaccurate reports;

•	Variations in the time-to-market of our technologies in the entertainment industries in which we operate;

•	Corrections to licensees’ reports received in periods subsequent to those in which the original revenue was reported;

•

The announcement, introduction or enhancement of products, services, and technologies by us, our licensees and our competitors, and market acceptance of these new or enhanced products, services, and technologies;

•	Rapid, wholesale changes in technology in the entertainment industries in which we compete;

•

Events and conditions in the motion picture industry, including box office receipts that affect the number of theatres constructed, the number of movies produced and exhibited, the general popularity of motion pictures, and strikes by motion picture industry participants;

•	The financial resources of cinema operators available to buy our products or to equip their theatres to accommodate upgraded or new technologies;

•	Consolidation by participants in the markets in which we compete, which could result among other things in pricing pressure;

•	Seasonal electronics product shipment patterns by our system licensees, particularly in the first quarter, which generally result in revenue in the second quarter;

•

The impact of, and our ability to react to, interruptions in the entertainment distribution chain, including as a result of work stoppages at our facilities, our customers’ facilities, and other points throughout the entertainment distribution chain;

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

We face competitive risks in situations where our customers are also current or potential competitors. For example, Sony and Microsoft are significant licensee customers and Sony is a significant purchaser of our broadcast products and services, but Sony and Microsoft are also competitors with respect to some of our consumer, broadcast, and cinema technologies. To the extent that our customers choose to utilize competing technologies they have developed or in which they have an interest, rather than use our technologies, our business and operating results could be adversely affected.

Surround sound technologies could be treated as a commodity in the future, which could adversely affect our business, operating results, and prospects.

We believe that the success we have had licensing our surround sound technologies to system licensees is due, in part, to the strength of our brand and the perception that our technologies provide a high quality solution for surround sound. However, as applications that incorporate surround sound technologies become increasingly prevalent, we expect more competitors to enter this field with other solutions. Furthermore, to the extent that competitors’ solutions are perceived, accurately or not, to provide the same advantages as our technologies, at a lower or comparable price, there is a risk that sound encoding technologies such as ours will be treated as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. To the extent that our audio technologies become a commodity, rather than a premium solution, our business, operating results, and prospects could be adversely affected.

The loss of or interruption in operations of one or more of our key suppliers could materially delay or stop the production of our products and impair our ability to generate revenue.

Our reliance on outside suppliers for some of the key materials and components we use in manufacturing our products involves risks, including limited control over the price, timely delivery, and quality of such components. We have no agreements with our suppliers to ensure continued supply of materials and components. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause material delays in our production operations and increase our production costs. In addition, our suppliers may not be able to meet our future production demands as to volume, quality or timeliness. Moreover, we rely on sole source suppliers for some of the components that we use to manufacture our products, including specific charged coupled devices, light emitting diodes, and digital signal processors. These sole source suppliers may become unable or unwilling to deliver these components to us at an acceptable cost or at all, which could force us to redesign those specific products. Our inability to obtain timely delivery of key components of acceptable quality, any significant increases in the prices of components, or the redesign of our products could result in material production delays, increased costs, and reductions in shipments of our products, any of which could increase our operating costs, harm our customer relationships or materially and adversely affect our business and operating results.

Revenue from our products may suffer if our production processes encounter problems or if we are not able to match our production capacity to fluctuating levels of demand.

Our products are highly complex and production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time in a cost effective manner, which could harm our competitive position. During fiscal 2009 we consolidated our manufacturing operations into a single location and engaged contract manufacturers to begin producing some of our higher volume product lines as needed. Our reliance on contract manufacturers for the manufacture of our higher volume products involves risks, including limited control over timely delivery and quality of such products. If production of our products is interrupted as a result of the consolidation, our use of contract manufacturers or otherwise, we may not be able to manufacture products on a timely basis, and customers may purchase products from our competitors. A shortage of manufacturing capacity for our products could adversely affect our operating results and damage our customer relationships. We generally cannot quickly adapt our manufacturing capacity to rapidly changing market conditions and a contract manufacturer may encounter difficulties as well. Likewise, we may be unable to respond to fluctuations in customer demand. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products. Any inability to respond to fluctuations in customer demand for our products may adversely affect our gross margins.

Our products, from time to time, experience quality problems that can result in decreased sales and higher operating expenses.

Our products are complex and sometimes contain undetected software or hardware errors, particularly when first introduced or when new versions are released. In addition, to the extent that we engage contract manufacturers we do not have as much control over manufacturing which could result in quality problems. Furthermore, our products are sometimes combined with or incorporated into products from other vendors, sometimes making it difficult to identify the source of a problem. These errors could result in a loss of or delay in market acceptance of our products or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. In addition, if our products contain errors we could be required to replace or reengineer them, which would increase our costs. Moreover, if any such errors cause unintended consequences, we could face claims for product liability. Although we generally attempt to contractually limit liability for defective products to the cost of repairing or replacing these products, if these contract provisions are not enforced, or are unenforceable for any reason, or if liabilities arise that are not effectively limited, we could incur substantial costs in defending and settling product liability claims.

Licensee products that incorporate our technologies, from time to time, experience quality problems that could damage our brand, decrease revenue, and increase operating expenses.

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

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business, operating results, and financial condition.

Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management, disposal, and labeling of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur costs, fines, and civil or criminal sanctions, third party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. The ultimate costs under environmental laws and the timing of these costs are difficult to predict.

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products. For example, we redesigned our products so we could continue to offer them for sale within the European Union, when restrictions on lead and other hazardous substances that apply to specified electronic products put on the market in the European Union became effective in 2006. Similar requirements related to marking of electronic products became effective in China in 2007. For some products, substituting particular components containing regulated hazardous substances is more difficult or costly, and additional redesign efforts could result in production delays. Selected electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the new environmental laws, which could negatively impact our ability to generate revenue from those products.

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

Any inability to protect our intellectual property rights could reduce the value of our products, services, and brand.

Our business is dependent upon our patents, trademarks, trade secrets, copyrights, and other intellectual property rights. Licensing revenue represented 80%, 84%, and 83% of our total revenue in the fiscal years 2007, 2008, and 2009, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in some countries or where the initiation of a claim might harm our business relationships. For example, we have many times experienced, and expect to continue to experience, problems with consumer electronics product manufacturers incorporating our technologies into their products without our authorization and with implementation licensees selling ICs with our technologies to unlicensed consumer electronics product manufacturers that are not system licensees. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs, which could adversely affect our financial condition and results of operations. We generally seek patent protection for our innovations. However, it is possible that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect particular innovations that later turn out to be important. Moreover, we have limited or no patent protection in particular foreign jurisdictions. For example, in China and Taiwan we have only limited patent protection, especially with respect to our Dolby Digital technologies, and in India we have no issued patents. Even where we do have patent protection, the scope of such protection may be insufficient to prevent third parties from designing around our particular patent claims. Furthermore, there is always the possibility that an issued patent may later be found to be invalid or unenforceable. Moreover, we seek to maintain select intellectual property as trade secrets. These trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from them.

Continued global credit market weakness could negatively impact the value and liquidity of our investment portfolio.

We maintain an investment portfolio of various holdings, types, and maturities, including money market funds, U.S. agency securities, variable rate demand notes, auction rate certificates, and municipal debt securities. Although we follow an established investment policy and seek to minimize the credit risk associated with investments, these investments are subject to general credit, liquidity, market, and interest rate risks.

Our long-term investments include auction rate certificates at fair value. Auctions for these instruments began failing during the second quarter of fiscal 2008 and continued to fail through the end of our first quarter of fiscal 2010, resulting in our inability to liquidate these securities. Moreover, a liquid secondary market has not developed for these instruments. In November 2008, we accepted a rights offering from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS, to liquidate our auction rate certificates held in UBS accounts on February 13, 2008. The rights offering provides us with rights (the “Put Rights”) to sell our auction rate certificates for a price equal to the liquidation preference of the auction rate certificates plus accrued but unpaid dividends or interest, if any, at any time during a two year period from June 30, 2010 through July 2, 2012. There is a risk that UBS will not perform its obligations in accordance with their offer and consequently we may have to write down the value of the Put Rights. Furthermore, there is no assurance that we will be able to recoup our investments in the auction rate certificates.

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

We maintain sales, marketing, and business operations in foreign countries, most significantly in the United Kingdom. Consequently, we are exposed to fluctuations in exchange rates associated with the local currencies of our foreign business operations. While nearly all of our revenue is derived from transactions denominated in U.S. dollars, nearly all of our costs from our foreign operations are denominated in the currency of that foreign location. Consequently, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability.

Failure to comply with applicable current and future government regulations could have a negative effect on our business.

Our operations and business practices are subject to federal, state, and local government laws and regulations, as well as international laws and regulations, including those relating to consumer and other safety related compliance for electronic equipment, as well as compulsory license requirements as a prerequisite to being included as part of industry standards, such as the United States HDTV standard. Any failure by us to comply with the laws and regulations applicable to us or our products could result in our inability to sell those products, additional costs to redesign products to meet such laws and regulations, fines or other administrative actions by the agencies charged with enforcing compliance and, possibly, damages awarded to persons claiming injury as the result of our non-compliance. Changes in or enactment of new statutes, rules or regulations applicable to us could have a material adverse effect on our business.

We rely on distributors that we do not control.

We rely significantly on a global network of independent, regional distributors to market and distribute our cinema and broadcast products. Our distributor arrangements are non–exclusive and our distributors are not obligated to buy our products and can represent competing products. If we lose a major distributor for any reason or if our distributors are unable or unwilling to dedicate the resources necessary to promote our portfolio of products, our revenue will be adversely affected. Difficulties in ongoing relationships with distributors, such as failures to adhere to our policies also could adversely affect us. For example, while we have implement policies designed to promote compliance with the Foreign Corrupt Practices Act, export controls, and local laws, we do not have direct control over the business and risk management policies adopted by our distributors, and they could act contrary to our policies.

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

We have a complex business organization that is international in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time consuming effort that needs to be re-evaluated frequently. On an ongoing basis, we document, review and, if appropriate, improve our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Both we and our independent auditors periodically test our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers, and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

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

At December 25, 2009, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 60,000,000 shares of our Class B common stock. As of December 25, 2009, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99% of our outstanding Class B common stock, which in the aggregate represented approximately 91% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendants will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Ray Dolby, his affiliates, his family members, and descendants will maintain this control even if in the future they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. Absent a transfer of Class B common stock that would trigger an automatic conversion as described above, there is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates, his family members, and descendants continue to hold shares of Class B common stock representing approximately 10% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As of December 25, 2009, we had a total of 114,151,099 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.

As of December 25, 2009, our directors and executive officers beneficially held 60,130,000 shares of Class B common stock, 11,482 shares of Class A common stock, vested options to purchase 398,076 shares of Class B common stock and vested options to purchase 373,583 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended December 25, 2009, we issued an aggregate of 347,263 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since December 26, 2009 through January 20, 2010, we issued an aggregate of 91,600 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of approximately $0.7 million in the fiscal quarter ended December 25, 2009, and approximately $0.3 million in the period since December 26, 2009 through January 20, 2010 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of January 20, 2010 options to purchase an aggregate of 1,320,054 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

The following table provides information regarding the Company's purchases of its Class A Common stock, $0.001 par value per share, during the first quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 26, 2009-October 23, 2009	—	$—	—	$250.0 million
October 24, 2009-November 20, 2009	—	$—	—	$250.0 million
November 21, 2009-December 25, 2009	345,400	$45.33	345,400	$234.3 million
Total	345,400	$45.33	345,400	$234.3 million

(1)	Shares of Class A common stock were purchased under a $250.0 million stock repurchase program announced by the Company on November 3, 2009. The stock repurchase program does not have an expiration date. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as the Company considers appropriate.
(2)	Amounts shown in this column reflect amounts remaining under the stock repurchase program.

ITEM 6.	EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
10.1*	2010 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	November 2, 2009

10.2*	Form of Restricted Stock Unit Agreement—Non-U.S. under the 2005 Stock Plan

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory arrangement
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2010

DOLBY LABORATORIES, INC.

By:	/s/ MURRAY J. DEMO
Murray J. Demo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
10.1*	2010 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	November 2, 2009

10.2*	Form of Restricted Stock Unit Agreement—Non-U.S. under the 2005 Stock Plan

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory arrangement
‡	Furnished herewith