Form 10-Q
period 2010-03-26
Dolby Laboratories, Inc.
filed 2010-04-29
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 26, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              To

Commission File Number: 001-32431

DOLBY LABORATORIES, INC.

( Exact name of registrant as specified in its charter)

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

On April 15, 2010 the registrant had 53,166,961 shares of Class A common stock, par value $0.001 per share, and 60,271,570 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 25, 2009	March 26, 2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$451,678	$417,349
Short-term investments	283,808	382,097
Accounts receivable, net	22,981	44,427
Inventories	12,975	10,446
Deferred taxes	83,438	92,851
Prepaid expenses and other current assets	45,958	27,864

Total current assets	900,838	975,034
Long-term investments	205,938	249,633
Property, plant, and equipment, net	92,178	100,880
Intangible assets, net	82,035	72,297
Goodwill	261,121	259,514
Deferred taxes	23,755	26,606
Other non-current assets	15,450	15,496

Total assets	$1,581,315	$1,699,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,921	$10,678
Accrued liabilities	100,901	109,601
Income taxes payable	3,934	24,489
Current portion of long-term debt	1,624	1,647
Deferred revenue	37,204	17,290

Total current liabilities	156,584	163,705
Long-term debt, net of current portion	5,825	4,880
Long-term deferred revenue	10,759	11,095
Deferred taxes	13,573	12,919
Other non-current liabilities	31,469	32,470

Total liabilities	218,210	225,069

Stockholders’ equity:
Class A common stock	53	53
Class B common stock	60	60
Additional paid-in capital	478,979	439,328
Retained earnings	852,475	1,007,459
Accumulated other comprehensive income	9,541	5,568

Total stockholders’ equity – Dolby Laboratories, Inc.	1,341,108	1,452,468
Controlling interest	21,997	21,923

Total stockholders’ equity	1,363,105	1,474,391

Total liabilities and stockholders’ equity	$1,581,315	$1,699,460

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 27, 2009	March 26, 2010	March 27, 2009	March 26, 2010
	(unaudited)
Revenue:
Licensing	$159,879	$195,944	$313,935	$361,719
Products	36,008	39,839	53,954	87,496
Services	8,237	7,638	16,493	15,422

Total revenue	204,124	243,421	384,382	464,637

Cost of revenue:
Cost of licensing	4,613	5,537	7,861	9,563
Cost of products (1)	24,275	20,622	33,634	48,706
Cost of services (1)	3,094	3,464	6,300	7,147
Gain from amended patent licensing agreement	0	0	(20,041)	0

Total cost of revenue	31,982	29,623	27,754	65,416

Gross margin	172,142	213,798	356,628	399,221

Operating expenses:
Research and development (1)	20,302	25,248	38,960	48,048
Sales and marketing (1)	20,073	26,724	44,560	57,108
General and administrative (1)	24,389	29,630	50,389	57,512
Restructuring charges, net	1,866	118	2,734	303

Total operating expenses	66,630	81,720	136,643	162,971

Operating income	105,512	132,078	219,985	236,250
Interest income	2,620	1,954	6,752	3,786
Interest expense	(149)	(112)	(412)	(197)
Other (expenses)/income, net	236	9	(1,146)	469

Income before provision for income taxes	108,219	133,929	225,179	240,308
Provision for income taxes	(38,430)	(47,610)	(77,053)	(84,496)

Net income including controlling interest	69,789	86,319	148,126	155,812
Less: net income attributable to controlling interest	(338)	(421)	(580)	(828)

Net income attributable to Dolby Laboratories, Inc.	$69,451	$85,898	$147,546	$154,984

Earnings per share attributable to Dolby Laboratories, Inc. (basic)	$0.62	$0.75	$1.31	$1.36
Earnings per share attributable to Dolby Laboratories, Inc. (diluted)	$0.60	$0.74	$1.28	$1.34
Weighted-average shares outstanding (basic)	112,852	113,985	112,730	114,035
Weighted-average shares outstanding (diluted)	115,059	115,995	114,981	116,065
Related party rent expense included in general and administrative expenses	$340	$343	$680	$686

(1) Stock-based compensation included above was classified as follows:
Cost of products	$222	$101	$378	$179
Cost of services	29	38	56	63
Research and development	1,168	1,548	2,341	2,744
Sales and marketing	1,488	2,217	2,740	3,949
General and administrative	1,933	3,258	3,905	5,936

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year-to-Date Ended
	March 27, 2009	March 26, 2010
	(unaudited)
Operating activities:
Net income including controlling interest	$148,126	$155,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,585	17,394
Stock-based compensation expense	9,180	12,438
Amortization of premium on investments	2,265	3,978
Excess tax benefit from exercise of stock options	(1,483)	(10,284)
Provision for doubtful accounts	1,382	(208)
Deferred taxes	16,957	(10,430)
Unrealized losses/(gains) on Put Rights	(9,220)	2,751
Unrealized losses/(gains) on auction rate certificates	10,622	(2,914)
Gain from amended patent licensing agreement	(20,041)	0
Other non-cash items affecting net income	(1,189)	766
Changes in operating assets and liabilities:
Accounts receivable	(21,217)	(21,447)
Inventories	(3,710)	2,417
Prepaid expenses and other assets	7,693	13,263
Accounts payable and accrued liabilities	(15,575)	6,731
Income taxes, net	1,268	33,512
Deferred revenue	(6,972)	(19,538)
Other liabilities	(2,604)	241

Net cash provided by operating activities	130,067	184,482

Investing activities:
Purchases of available-for-sale securities	(195,253)	(376,733)
Proceeds from sale of available-for-sale and trading securities	53,986	232,698
Purchases of property, plant, and equipment	(3,552)	(18,064)
Purchase of intangible assets	(8,321)	(125)
Other	0	171

Net cash used in investing activities	(153,140)	(162,053)

Financing activities:
Payments on debt	(734)	(790)
Proceeds from the exercise of stock options	3,161	19,158
Issuance of Class A common stock (Employee Stock Purchase Plan)	1,635	1,921
Repurchase of common stock	0	(83,124)
Excess tax benefit from the exercise of stock options	1,483	10,284

Net cash provided by/(used in) financing activities	5,545	(52,551)

Effect of foreign exchange rate changes on cash and cash equivalents	(4,705)	(4,207)

Net decrease in cash and cash equivalents	(22,233)	(34,329)
Cash and cash equivalents at beginning of period	394,761	451,678

Cash and cash equivalents at end of period	$372,528	$417,349

Supplemental disclosure:
Cash paid for income taxes	$58,783	$61,335
Cash paid for interest	230	179

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying interim condensed consolidated balance sheets as of September 25, 2009 and March 26, 2010, and the condensed consolidated statements of operations for the fiscal quarters and fiscal year-to-date periods ended March 27, 2009 and March 26, 2010, and the condensed consolidated statements of cash flows for the fiscal year-to-date periods ended March 27, 2009 and March 26, 2010 are unaudited. The September 25, 2009 condensed consolidated balance sheet was derived from our audited financial statements. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 25, 2009 and include all adjustments necessary for fair presentation.

The results for the fiscal quarter and fiscal year-to-date period ended March 26, 2010 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 24, 2010.

The accompanying interim condensed consolidated financial statements are prepared in accordance with Securities and Exchange Commission (SEC) rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements to be condensed or omitted. As a result, the accompanying interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 25, 2009, which are included in our Annual Report on Form 10-K filed with the SEC. We have evaluated the impact of subsequent events up to the filing date of these interim condensed consolidated financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Dolby Laboratories and our wholly-owned subsidiaries. In addition, we have consolidated the financial results of jointly-owned affiliated companies for which our principal stockholder has a controlling interest. We report these controlling interests as a separate line in our condensed consolidated statements of operations as net income attributable to controlling interest and in our condensed consolidated balance sheets as controlling interest. We have eliminated all intercompany accounts and transactions upon consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include estimated selling prices for elements sold in multiple-element revenue arrangements, valuation allowances for accounts receivable, carrying values of inventories, goodwill, intangible assets, stock-based compensation, fair values of investments, put rights, accrued expenses, including liabilities for unrecognized tax benefits and deferred income tax assets. Actual results could differ from our estimates.

Reclassifications

We have changed the presentation of our operating expenses categories from prior years. To provide additional detail, we have separated the selling, general, and administrative category presented in prior years into two categories: sales and marketing and general and administrative. We have also reclassified certain prior period amounts within our consolidated statements of operations to conform to current period presentation. Prior year research and development-related facilities and other expenses that were previously presented within the selling, general, and administrative category of operating expenses were reclassified to the research and development category of operating expenses. In addition, we reclassified gain on settlements, which was presented in prior years as a separate category within operating expenses, into the sales and marketing category of operating expenses.

2. Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009, except for the changes listed below.

Recently Adopted Accounting Pronouncements

Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) amended the accounting standards for business combinations to require an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled. Acquisition-related costs and restructuring costs will be expensed as incurred rather than treated as part of the purchase price. The adoption of this accounting guidance changes our accounting treatment prospectively for business combinations initiated after September 25, 2009. The adoption of this accounting standard did not have a material impact on our condensed consolidated financial statements because we have not initiated any material business combinations in the fiscal year-to-date period ended March 26, 2010.

Controlling Interests

In December 2007, the FASB amended the accounting standards for the consolidation of controlling interests, which changed the accounting and presentation of controlling interests. Our adoption of this accounting standard did not change our accounting for controlling interests. The presentation requirements of the standard resulted in the reclassification of our controlling interest from the mezzanine to the equity section of our condensed consolidated balance sheets for all periods presented.

Fair Value Measurements and Disclosures

In January 2010, the FASB amended the accounting standard for fair value measurements to require new disclosures for transfers of financial assets and liabilities into and out of Levels 1 and 2 in the fair value hierarchy and for activity in Level 3 in the fair value hierarchy. The amendments are effective for interim and annual reporting periods beginning with our fiscal quarter ended March 26, 2010, except for the disclosures for Level 3 activity, which are effective for interim and annual reporting periods for our fiscal year ending September 28, 2012, with early adoption permitted. We have adopted the amended disclosure requirements in our fiscal quarter ended March 26, 2010. The adoption of the amended disclosure requirements for fair value measurements did not affect our disclosures because we did not transfer financial assets or liabilities between levels in the fair value hierarchy.

Revenue Recognition

In October 2009, the FASB amended the accounting standards for revenue recognition to exclude software contained within certain qualifying tangible products from the scope of the software revenue recognition guidance if the software is essential to the tangible product's functionality.

In the first quarter of fiscal 2010, we early-adopted this accounting guidance on a prospective basis for applicable arrangements entered into or materially modified after September 25, 2009. In accordance with this guidance, we no longer account for revenue from products that contain software elements under the software revenue recognition guidance.

Also in October 2009, the FASB amended the accounting standards for multiple-element revenue arrangements to:

•	provide updated guidance on whether multiple elements exist, how the elements in a revenue arrangement should be separated, and how the revenue arrangement consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using the estimated selling price (ESP) of each element if a vendor does not have vendor-specific objective evidence of the selling price (VSOE) or third-party evidence of the selling price (TPE); and

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

Under the current accounting guidance, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price of each element is based on its VSOE, if available, TPE, if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. We determine a best estimate of selling price using the same methods used to determine the selling price of an element sold on a standalone basis. We establish the best estimate of selling price for each element primarily by considering actual sales prices, when we sell the element on a standalone basis, and internal factors such as pricing practices and margin objectives. Consideration is also given to market factors such as competitor pricing strategies, customer demands, and industry technology lifecycles.

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

If the unit separation criteria are met, we account for each element within a multiple-element arrangement, such as hardware, software, maintenance, and other services, separately and we allocate arrangement consideration based on the relative selling price of each element. For some of our arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial product. These elements may include support and maintenance and/or the right to receive product upgrades. Revenue allocated to the undelivered element is recognized over the estimated service period of the respective element or when the product upgrade is delivered. We do not recognize revenue for delivered elements that is contingent on the future delivery of products or services or future performance obligations until we have completed these obligations.

We account for the majority of our digital cinema server sales as multiple-element arrangements that have two separate units of accounting. The first element consists of our digital cinema server hardware and the accompanying software, which is essential to the functionality of the hardware. This element is delivered at the time of sale. The second element is the right to receive support and maintenance, which is included with the purchase of the hardware element. This element is typically delivered over a service period subsequent to the initial sale. The application of the new revenue accounting standards to our digital cinema server sales typically results in the allocation of a substantial majority of the arrangement consideration to the delivered hardware element based on its ESP, which we recognize as revenue at the time of sale. A small portion of the arrangement consideration is allocated to the undelivered support and maintenance element, based on its ESP, and is recognized as revenue ratably over the estimated service period, which is typically one year.

For multiple-element products arrangements entered into or materially modified in the fiscal quarter ended March 26, 2010 and in the fiscal year-to-date period ended March 26, 2010, we recognized revenue of $15.6 million and $32.0 million, respectively. At March 26, 2010, the deferred revenue balance from these transactions was $0.5 million, representing the estimated selling price of our support and maintenance obligation bundled with our hardware sales. We are not able to reasonably estimate the effect of adopting this guidance on future periods, as the impact will vary based on the nature and volume of new or materially modified arrangements in any given future period.

Our adoption of the amended guidance did not change the accounting for arrangements entered into prior September 25, 2009 and we continue to recognize revenue for such arrangements ratably over the estimated support period. For products revenue arrangements entered into on or before September 25, 2009, we recognized $8.0 million and $22.0 million in previously deferred revenue for the fiscal quarter ended March 26, 2010 and the fiscal year-to-date period ended March 26, 2010, respectively. At March 26, 2010, the remaining deferred revenue balance from these transactions was $8.7 million. We expect to recognize the majority of this deferred revenue in fiscal 2010.

The following is a summary of our products revenue and the associated deferred revenue balances:

	Revenue		Deferred Revenue
	Fiscal quarter ended March 26, 2010	Fiscal year-to- date ended March 26, 2010	March 26, 2010
	(in thousands)
Product sales entered into during fiscal 2010:
Multiple-element arrangements	$15,565	$32,036	$518
Standalone arrangements (1)	16,248	33,421	571
Product sales from prior periods for which revenue was deferred (2)	8,026	22,039	8,666

Total	$39,839	$87,496	$9,755

(1)	These arrangements were not effected by the changes in revenue accounting standards.
(2)	Represents revenue attributable to multiple-element arrangements entered into on or before September 25, 2009.

3. Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 25, 2009 and March 26, 2010 consisted of the following:

	September 25, 2009	March 26, 2010
	(in thousands)
Cash and cash equivalents:
Cash	$132,772	$166,421
Cash equivalents:
Money market funds	318,906	250,928

Total cash and cash equivalents	451,678	417,349

Short-term investments:
Auction rate certificates	57,254	52,018
Municipal debt securities	105,963	105,683
U.S. agency securities	20,367	75,450
U.S. government bonds	19,995	50,896
Variable rate demand notes	80,229	98,050

Total short-term investments	283,808	382,097

Long-term investments (1):
Corporate bonds	22,655	—
Municipal debt securities	130,006	161,376
U.S. agency securities	22,628	48,586
U.S. government bonds	30,649	39,671

Total long-term investments	205,938	249,633

Total cash, cash equivalents and investments	$941,424	$1,049,079

(1)	Our long-term investments have maturities that range from one to three years.

At March 26, 2010, we held tax-exempt auction rate certificates with a par value of $60.0 million. Auctions for these investments have failed since February 2008 and there is no assurance that future auctions will succeed. As a result, we may not be able to liquidate our investments and fully recover the par value. We do not believe that the underlying issuers of our auction rate certificates are currently at risk of default as we continue to receive interest payments on these investments in accordance with their terms and approximately $8.2 million of these investments have been redeemed at par outside of the auction process during the fiscal year-to-date period ended March 26, 2010.

In November 2008, we elected to accept a rights offering from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS. The rights offering (the “Put Rights”) provides us with an option to sell to UBS, at par value, our auction rate certificates purchased through UBS at any time during a two-year sale period beginning June 30, 2010. We elected to measure the Put Rights at fair value with gains and losses recognized as a component of net income. Simultaneous with the acceptance of the rights offering, we reclassified our auction rate certificates from the available-for-sale to the trading securities category within long-term investments in our consolidated balance sheet.

Our Put Rights are classified as financial assets within prepaid and other current assets due to our planned exercise of these Put Rights in the fiscal quarter ended September 24, 2010, making the recovery period for our auction rate certificates likely to be less than one year. As a result, we have classified our auction rate certificates as short-term investments.

For the fiscal quarter ended March 26, 2010 and fiscal year-to-date period ended March 26, 2010, we recognized net gains from our auction rate certificates of $1.6 million and $2.9 million, respectively. These net gains were primarily due to the shortening of the expected time to recovery and decreases in market volatility, which are inputs into the model that we use to value our auction rate certificates. The net gains from our auction rate certificates were offset by losses from our Put Rights of $1.5 million and $2.8 million for the fiscal quarter ended March 26, 2010 and fiscal year-to-date period ended March 26, 2010, respectively.

Our investment portfolio, which is recorded as cash equivalents, short-term investments, and long-term investments, was as follows:

	September 25, 2009
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Auction rate certificates	$57,254	$—	$—	$57,254
Corporate bonds	22,403	252	—	22,655
Money market funds	318,906	—	—	318,906
Municipal debt securities	233,320	2,667	(18)	235,969
U.S. agency securities	42,515	480	—	42,995
U.S. government bonds	50,431	213	—	50,644
Variable rate demand notes	80,229	—	—	80,229

Cash equivalents and investments	$805,058	$3,612	$(18)	$808,652

	March 26, 2010
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Auction rate certificates	$52,018	$—	$—	$52,018
Money market funds	250,928	—	—	250,928
Municipal debt securities	265,104	2,002	(47)	267,059
U.S. agency securities	123,737	347	(48)	124,036
U.S. government bonds	90,230	364	(27)	90,567
Variable rate demand notes	98,050	—	—	98,050

Cash equivalents and investments	$880,067	$2,713	$(122)	$882,658

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

The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position:

	September 25, 2009
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(in thousands)
Municipal debt securities	$8,405	$(18)	$—	$—	$8,405	$(18)

Total	$8,405	$(18)	$—	$—	$8,405	$(18)

	March 26, 2010
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(in thousands)
Municipal debt securities	$43,390	$(47)	$—	$—	$43,390	$(47)
U.S. agency securities	60,557	(48)	—	—	60,557	(48)
U.S. government bonds	16,945	(27)	—	—	16,945	(27)

Total	$120,892	$(122)	$—	$—	$120,892	$(122)

The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of March 26, 2010, we owned twenty-two securities that were in an unrealized loss position, comprised of twelve municipal debt securities, seven U.S. agency securities, and three U.S. government bonds. We do not intend to sell, nor do we need to sell, these securities before we recover the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at September 25, 2009 and March 26, 2010 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.

Accounts Receivable

Accounts receivable consists of the following:

	September 25, 2009	March 26, 2010
	(in thousands)
Trade accounts receivable	$21,991	$40,219
Accounts receivable related to patent administration program	3,212	6,102

	25,203	46,321

Less: Allowance for doubtful accounts	(2,222)	(1,894)

Accounts receivable, net	$22,981	$44,427

The increase in accounts receivable from September 25, 2009 to March 26, 2010 was due to the timing of our receipt of licensee statements.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 25, 2009	March 26, 2010
	(in thousands)
Raw materials	$3,670	$3,716
Work in process	1,207	1,628
Finished goods	8,098	5,102

Inventories	$12,975	$10,446

Goodwill and Intangible Assets

The following table outlines changes to the carrying amount of goodwill:

(in thousands)
Balance at September 25, 2009	$261,121
Translation adjustments and other	(1,607)

Balance at March 26, 2010	$259,514

Intangible assets consist of the following:

	September 25, 2009	March 26, 2010
	(in thousands)
Amortized intangible assets:
Acquired patents and technology	$59,964	$59,501
Customer relationships	30,851	30,281
Customer contracts	6,073	5,973
Other intangibles	20,184	20,307

	117,072	116,062
Less: Accumulated amortization	(35,037)	(43,765)

Intangible assets, net	$82,035	$72,297

Amortization expense for our intangible assets was $4.7 million and $5.3 million in the fiscal quarters ended March 27, 2009 and March 26, 2010, respectively, and is included in cost of licensing, cost of products, and sales and marketing expenses in the accompanying condensed consolidated statements of operations. Amortization expense for our intangible assets was $8.0 million and $9.1 million for the fiscal year-to-date periods ended March 27, 2009 and March 26, 2010, respectively.

The decrease in intangible assets before accumulated amortization from September 25, 2009 to March 26, 2010 was due to foreign currency translation.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 25, 2009	March 26, 2010
	(in thousands)
Accrued royalties	$2,070	$2,639
Amounts payable to joint licensing program partners	28,906	37,745
Accrued compensation and benefits	40,952	38,442
Accrued professional fees	4,392	4,879
Current portion of litigation settlement (see Note 7)	2,785	2,929
Other accrued liabilities	21,796	22,967

Accrued liabilities	$100,901	$109,601

Accumulated Other Comprehensive Income

Accumulated foreign currency translation gains, net of tax, were $7.3 million at September 25, 2009, compared to $4.0 million at March 26, 2010. Accumulated unrealized gains on investments, net of tax, were $2.2 million at September 25, 2009, compared to $1.6 million at March 26, 2010.

Per Share Data

We compute basic earnings per share by dividing net income attributable to Dolby Laboratories, Inc. by the weighted average number of shares of Class A and Class B common stock outstanding during the period. For diluted earnings per share, we divide net income attributable to Dolby Laboratories, Inc. by the sum of the weighted average number of shares of Class A and Class B common stock outstanding and the potential number of dilutive shares of Class A and Class B common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share attributable to Dolby Laboratories, Inc.:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 27, 2009	March 26, 2010	March 27, 2009	March 26, 2010
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$69,451	$85,898	$147,546	$154,984

Denominator:
Weighted average shares outstanding (basic)	112,852	113,985	112,730	114,035
Potential common shares from options to purchase Class A and Class B common stock	2,191	1,829	2,226	1,852
Potential common shares from restricted stock units	16	181	25	178

Weighted average shares outstanding (diluted)	115,059	115,995	114,981	116,065

Earnings per share attributable to Dolby Laboratories, Inc. (basic)	$0.62	$0.75	$1.31	$1.36
Earnings per share attributable to Dolby Laboratories, Inc. (diluted)	$0.60	$0.74	$1.28	$1.34

We have excluded 3,541,147 options and 572,045 restricted stock units from the calculation of potential common shares for the fiscal quarter ended March 27, 2009 and we have excluded 1,539,810 options and 371,762 restricted stock units from the calculation of potential common shares for the fiscal quarter ended March 26, 2010, because their inclusion would have been anti-dilutive. We have excluded 3,644,550 options and 543,943 restricted stock units from the calculation of potential common shares for the fiscal year-to-date period ended March 27, 2009 and we have excluded 2,829,052 options and 386,721 restricted stock units from the calculation of potential common shares for the fiscal year-to-date period ended March 26, 2010, because their inclusion would have been anti-dilutive.

Withholding and Sales Tax

We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities. Withholding tax remittances were $6.0 million and $8.6 million in the fiscal quarters ended March 27, 2009 and March 26, 2010, respectively. Withholding taxes were $12.2 million and $16.2 million in the fiscal year-to-date periods ended March 27, 2009 and March 26, 2010, respectively. We account for sales tax on a net basis by excluding sales tax from our revenue.

4. Fair Value Measurements

Fair value is the exchange price that would be received for an asset or that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We minimize the use of unobservable inputs and use observable market data, if available, when determining fair value. We classify our inputs to measure fair value using the following three-level hierarchy:

Level 1:	Quoted prices in active markets that are accessible by us at the measurement date for identical assets and liabilities.

Level 2:	Prices not directly accessible by us. Such prices may be based upon quoted prices in active markets or inputs not quoted on active markets but are corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets carried at fair value as of September 25, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Investments held in supplemental retirement plan	$3,935	$—	$—	$3,935
Money market funds	318,906	—	—	318,906
Corporate bonds	—	22,655	—	22,655
Forward currency contract	—	14	—	14
Municipal debt securities	—	235,969	—	235,969
U.S. agency securities	—	42,995	—	42,995
U.S. government bonds	—	50,644	—	50,644
Variable rate demand notes	—	80,229	—	80,229
Auction rate certificates	—	—	57,254	57,254
Put Rights	—	—	9,508	9,508

Total	$322,841	$432,506	$66,762	$822,109

Financial liabilities carried at fair value as of September 25, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Investments held in supplemental retirement plan	$3,935	$—	$—	$3,935
Interest rate derivative	—	279	—	279

Total	$3,935	$279	$—	$4,214

Financial assets carried at fair value as of March 26, 2010 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Investments held in supplemental retirement plan	$2,331	$—	$—	$2,331
Money market funds	250,928	—	—	250,928
Municipal debt securities	—	267,059	—	267,059
U.S. agency securities	—	124,036	—	124,036
U.S. government bonds	—	90,567	—	90,567
Variable rate demand notes	—	98,050	—	98,050
Auction rate certificates	—	—	52,018	52,018
Put Rights	—	—	6,757	6,757

Total	$253,259	$579,712	$58,775	$891,746

Financial liabilities carried at fair value as of March 26, 2010 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Investments held in supplemental retirement plan	$2,331	$—	$—	$2,331
Interest rate derivative	—	257	—	257

Total	$2,331	$257	$—	$2,588

We base the fair value of our Level 1 financial instruments on active quoted market prices for identical instruments. Our Level 1 financial instruments include money market funds and mutual fund investments held in our supplemental retirement plan. We obtain the fair value of our Level 2 financial instruments from professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Our Level 2 financial instruments include corporate bonds, municipal debt securities, U.S. agency securities, U.S. government bonds, variable rate demand notes, forward currency contracts, and an interest rate derivative. We classify our auction rate certificates and Put Rights as Level 3 financial assets because quoted prices are unobservable or no market data is available.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Auction rate certificates and Put Rights
(in thousands)
Balances at September 25, 2009	$66,762
Gains or losses included in earnings:
Unrealized gains from auction rate certificates	2,914
Realized gain from release of credit risk discount on Put Rights	163
Unrealized losses from Put Rights	(2,914)
Redemptions at par of auction rate certificates	(8,150)

Balances at March 26, 2010	$58,775

Observable market information is insufficient to determine the fair value of our auction rate certificates and Put Rights. We estimated the fair value of our auction rate certificates by using a discounted cash flow model, which incorporates assumptions that market participants would use in their estimates of fair value. Some of the assumptions used to determine the fair value of our auction rate certificates include the interest yield of the securities, market volatility, the expected liquidity of the securities, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, the likelihood of a successful future auction, and the final stated maturities of the securities. We estimated the fair value of our Put Rights as the difference between par value and fair value of the underlying auction rate certificates, discounted for counterparty credit risk. Some of the assumptions used to determine the fair value of our Put Rights include the value of the underlying auction rate certificates and the credit risk associated with the Put Rights issuer, UBS.

Unrealized gains/losses from auction rate certificates, realized gains on redemptions, and unrealized gains/losses from our Put Rights are included in the other expense, net line item in our condensed consolidated statement of operations for the fiscal year-to-date period ended March 26, 2010.

5. Stock-Based Compensation

We have adopted stock compensation plans that provide for grants of stock-based awards as a form of compensation to employees, officers, and directors. We have issued stock-based awards in the form of stock options, restricted stock units, stock appreciation rights, and shares issued under our employee stock purchase plan. Stock-based compensation expense was $4.8 million and $7.2 million for the fiscal quarters ended March 27, 2009 and March 26, 2010, respectively. Stock-based compensation expense was $9.4 million and $12.8 million for the fiscal year-to-date periods ended March 27, 2009 and March 26, 2010, respectively.

Our stock-based compensation expense in the fiscal quarter ended March 27, 2009 was primarily comprised of $3.6 million and $1.0 million for stock options and restricted stock units, respectively. Our stock-based compensation expense in the fiscal quarter ended March 26, 2010 was primarily comprised of $4.4 million for stock options, $2.3 million for restricted stock units, and $0.2 million for stock appreciation rights. Our stock-based compensation expense in the fiscal year-to-date period ended March 27, 2009 was primarily comprised of $7.4 million and $1.8 million for stock options and restricted stock units, respectively. Our stock-based compensation expense in the fiscal year-to-date period ended March 26, 2010 was primarily comprised of $8.1 million for stock options, $3.9 million for restricted stock units, and $0.4 million for stock appreciation rights.

In the fiscal quarter ended March 26, 2010, we made our annual stock-based compensation grant to employees. During the fiscal year-to-date period ended March 26, 2010, we granted 1,340,171 stock options at a weighted average exercise price of $50.93 per share and 383,450 restricted stock units at a weighted average price of $51.10 per share. During the year-to-date period ended March 27, 2009, we granted 1,214,855 stock options at a weighted average exercise price of $31.84 per share and 377,360 restricted stock units at a weighted average grant price of $31.54 per share.

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

Changes in our restructuring accruals included within accrued liabilities on our condensed consolidated balance sheets were as follows:

	Severance	Facilities and contract termination costs	Fixed assets write-off	Other associated costs	Total
	(in thousands)
Balance at September 25, 2009	$1,103	$88	$—	$20	$1,211
Restructuring charges	116	—	10	177	303
Cash payments	(801)	(16)	—	(197)	(1,014)
Non-cash charges	—	—	(10)	—	(10)

Balance at March 26, 2010	$418	$72	$—	$—	$490

7. Legal Proceedings

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of March 26, 2010, we had $6.0 million remaining to be paid under this settlement.

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

8. Geographic Data

Revenue by geographic region, which was determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for products revenue, and the location where we perform our services for services revenue, was as follows:

	Revenue by Geographic Region
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 27, 2009	March 26, 2010	March 27, 2009	March 26, 2010
		(in thousands)
United States	$78,821	$89,739	$133,724	$154,954
International	125,303	153,682	250,658	309,683

Total revenue	$204,124	$243,421	$384,382	$464,637

The concentration of our revenue from individual geographic regions was as follows:

	Concentration of Revenue by Geographic Region
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 27, 2009	March 26, 2010	March 27, 2009	March 26, 2010
		(in thousands)
Americas	41%	38%	37%	34%
APAC	40%	47%	46%	49%
EMEA	19%	15%	17%	17%

In the fiscal quarters ended March 27, 2009 and March 26, 2010, revenue from one customer was $24.6 million and $35.9 million, respectively, or 12% and 15% of total revenue, respectively. In the fiscal year-to-date periods ended March 27, 2009 and March 26, 2010, revenue from one customer was $43.4 million and $55.4 million, or 11% and 12% of total revenue, respectively.

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Long-Lived Tangible Assets by Geographic Region
	September 25, 2009	March 26, 2010
	(in thousands)
United States	$71,703	$80,720
International	20,475	20,160

Total long-lived tangible assets, net of accumulated depreciation	$92,178	$100,880

9. Contingencies

We are party to certain contractual agreements under which we have agreed to provide indemnifications of varying scope and duration to the other party relating to our licensed intellectual property. Historically, we have made no payments for these indemnification obligations and no amounts have been accrued in our consolidated financial statements with respect to these obligations. Due to their varying terms and conditions, we are unable to make a reasonable estimate of the maximum potential amount we could be required to pay.

Under the terms of the September 2003 agreement to acquire all outstanding shares of our subsidiary, Cinea, we have future payment obligations that equal approximately 5% to 8% of the revenue generated through 2022 from products incorporating certain technologies that we acquired. As of March 26, 2010, no additional purchase consideration had been paid and no liability is reflected on our balance sheet. We have not met, and we do not expect to meet, the revenue threshold that would trigger a payment obligation.

10. Common Stock Repurchase Program

In November 2009, we announced a stock repurchase program, whereby we may repurchase up to $250 million of our Class A common stock. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased will depend on a variety of factors including price, regulatory requirements, and other market conditions. We may limit, suspend, or terminate the stock repurchase program at any time without prior notice, although this program does not have a specified expiration date. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. Stock repurchases under the stock repurchase program commenced in the fiscal quarter ended December 25, 2009.

Stock repurchase activity under the stock repurchase program during the fiscal year-to-date period ended March 26, 2010 is summarized as follows:

	Shares Repurchased	Cost (in thousands)	Average Price Paid per Share
Repurchase activity for the fiscal quarter ended December 25, 2009	345,400	$15,661	$45.33
Repurchase activity for the fiscal quarter ended March 26, 2010	1,262,085	67,463	53.45

Total	1,607,485	$83,124	$51.71

11. Comprehensive Income and Supplemental Equity Information

Comprehensive Income

The components of comprehensive income were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 27, 2009	March 26, 2010	March 27, 2009	March 26, 2010
		(in thousands)
Net income including controlling interest	$69,789	$86,319	$148,126	$155,812
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(9,026)	(1,800)	(25,222)	(4,124)
Unrealized gains (losses) on available-for-sale securities, net of tax	590	(288)	1,835	(623)
Reversal of unrealized losses on auction rate certificates, net of tax	—	—	3,727	—

Comprehensive income	61,353	84,231	128,466	151,065
Less: comprehensive income attributable to controlling interest	(86)	377	2,379	(54)

Comprehensive income attributable to Dolby Laboratories, Inc.	$61,267	$84,608	$130,845	$151,011

In the fiscal quarter ended December 26, 2008, we reclassified our auction rate certificates from the available-for-sale category to the trading securities category. As a result of this reclassification, we reversed the unrealized losses on our auction rate certificates within other comprehensive income and recognized the losses as a component of net income.

Supplemental Equity Information

The following tables present the consolidated statements of changes in stockholders’ equity attributable to Dolby Laboratories, Inc. and the controlling interest:

	Dolby Laboratories, Inc.
	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
					(in thousands)
Balance at September 26, 2008	112,474	$112	$434,907	$609,495	$4,739	$1,049,253	$22,098	$1,071,351
Net income	—	—	—	147,546	—	147,546	580	148,126
Retirement of treasury stock	—	—	11	(11)	—	—	—	—
Adjustment to controlling interest	—	—	—	—	—	—	575	575
Translation adjustments, net of taxes of $12,434	—	—	—	—	(22,263)	(22,263)	(2,959)	(25,222)
Unrealized gains on available-for-sale securities, net of taxes of $(2,637)	—	—	—	—	5,562	5,562	—	5,562
Distributions to controlling interest	—	—	—	—	—	—	(120)	(120)
Stock-based compensation expense	—	—	9,143	—	—	9,143	—	9,143
Tax benefit from the exercise of Class A and Class B stock options and vesting of restricted stock units	—	—	1,020	—	—	1,020	—	1,020
Class A common stock issued under employee stock plans, net of stock withheld for taxes	235	1	4,109	—	—	4,110	—	4,110
Exercise of Class B stock options	294	—	724	—	—	724	—	724

Balance at March 27, 2009	113,003	$113	$449,914	$757,030	$(11,962)	$1,195,095	$20,174	$1,215,269

	Dolby Laboratories, Inc.
	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
	(in thousands)
Balance at September 25, 2009	113,849	$113	$478,979	$852,475	$9,541	$1,341,108	$21,997	$1,363,105
Net income	—	—	—	154,984	—	154,984	828	155,812
Translation adjustments, net of taxes of $2,640	—	—	—	—	(3,350)	(3,350)	(774)	(4,124)
Unrealized losses on available-for-sale securities, net of taxes of $380	—	—	—	—	(623)	(623)	—	(623)
Distributions to controlling interest	—	—	—	—	—	—	(128)	(128)
Stock-based compensation expense	—	—	12,438	—	—	12,438	—	12,438
Repurchase of common stock	(1,607)	—	(83,124)	—	—	(83,124)	—	(83,124)
Tax benefit from the exercise of Class A and Class B stock options and vesting of restricted stock units	—	—	9,956	—	—	9,956	—	9,956
Class A common stock issued under employee stock plans, net of stock withheld for taxes	837	—	19,635	—	—	19,635	—	19,635
Exercise of Class B stock options	621	—	1,444	—	—	1,444	—	1,444

Balance at March 26, 2010	113,700	$113	$439,328	$1,007,459	$5,568	$1,452,468	$21,923	$1,474,391

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

Overview

Since Ray Dolby founded Dolby Laboratories in 1965, we have been at the forefront of delivering audio technologies that are used throughout the entertainment creation, distribution, and playback processes to enhance the entertainment experience. We have introduced a number of innovative audio technologies, including noise reduction for the recording and cinema industries and surround sound for the cinema and the home, and as a result, we believe professionals and consumers view the Dolby brand as a symbol of a superior entertainment experience.

We generate revenue by licensing our technologies to manufacturers of consumer electronics products and software vendors and by selling our products and related services to entertainment content creators and distributors. We have licensed our technologies to consumer electronics manufacturers in approximately 25 countries and our licensees distribute their products incorporating our technologies throughout the world. We sell our products and provide services in over 85 countries. In fiscal 2007, 2008, and 2009, revenue from outside of the United States was 70%, 66%, and 65% of our total revenue, respectively. We base geographical data for our licensing, products, and services revenue on the location of our licensees’ headquarters, the end location where we ship our products, or the location where we perform our services, respectively.

We generate the majority of our revenue by selling products and licensing technologies that allow for the efficient distribution of high-quality audio content to cinemas and to a broad range of entertainment devices. We provide products and services to creators and distributors of audio content that enable them to encode this content using our technologies. Customers of these products and services include film studios, television broadcasters, cable television operators, and satellite television operators. We then license our technologies, such as Dolby Digital, Dolby Digital Plus and Dolby Pulse, to consumer electronics manufacturers and software providers. These technologies enable consumer electronics products to decode and playback audio content previously encoded using the same technologies. Today, our technologies are standard in a wide range of consumer entertainment devices, including virtually all DVD players, audio/video receivers, and personal computer software DVD players. In addition, the majority of cinemas around the world use our products to playback audio content.

We believe that our well-recognized brand and our well-established history of introducing successful innovative technologies enable us to capitalize on important trends in digital entertainment and to expand into existing and new markets. The transition to digital television, high-definition home theater systems, portable media devices, and downloadable content services has resulted in increased consumer expectations for the quality and convenience of entertainment content. As a result, our technologies are increasingly included in digital televisions, set-top boxes, mobile handsets, and other portable media devices. We also offer products, software, and services for digital cinema video presentation as the cinema industry transitions from film to digital content. This includes our 3D cinema solution, which is now used in over 3,000 cinemas around the world.

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

Opportunities, Challenges, and Risks

Our revenue increased 21% in the fiscal year-to-date period ended March 26, 2010 when compared to the same period in the prior fiscal year and we are optimistic about the prospects for our business. However, our business is exposed to adverse changes in general economic conditions because our technologies are incorporated in entertainment-oriented products, which are generally discretionary goods, such as DVD players, Blu-ray Disc players, DVD recorders, personal computers, digital televisions, mobile devices, video game consoles, set top boxes, home-theaters-in-a-box, camcorders, portable media devices, audio/video receivers, and in-car entertainment systems. A deterioration in economic conditions could suppress consumer demand in the markets in which we license our technologies and sell our products and would harm our business.

Licensing revenue constitutes the majority of our total revenue, representing 84%, 83%, and 78% of total revenue in fiscal 2008, 2009, and the fiscal year-to-date period ended March 26, 2010, respectively. We categorize our licensing revenue into the following markets:

•	Personal computer (PC) market – primarily comprised of software DVD players, Microsoft Windows operating systems, and PC Entertainment Experience.

•	Broadcast market – primarily comprised of televisions and set top boxes.

•	Consumer electronics (CE) market – primarily comprised of DVD players, DVD recorders, audio/video receivers, home-theaters-in-a-box, and Blu-ray Disc players.

•	Other markets:

•	Gaming market – primarily comprised of video game consoles.

•	Mobile market – primarily comprised of cell phones and other mobile devices.

•	Automotive market – primarily comprised of in-car DVD players.

•	Licensing services market – revenue from the administration of joint licensing programs.

Our personal computer market, which represented approximately 40% of our licensing revenue in fiscal 2008 and 35% in fiscal 2009 and in the fiscal year-to-date period ended March 26, 2010, was driven primarily by the inclusion of our technologies in media applications or operating systems that are often included in personal computer shipments. These media applications and operating systems include DVD playback and/or DVD authoring functionality that uses our technologies. Our PC market also includes revenue from our “PC Entertainment Experience” (PCEE) program, a suite of technologies for entertainment-oriented PCs that enhances the audio quality of media.

Microsoft’s newest operating system, Windows 7, incorporates Dolby technologies, including Dolby Digital Plus, in four of the six available editions, Home Premium, Ultimate, Professional, and Enterprise. Prior to the release of Windows 7, our technologies were only included in premium consumer editions of Microsoft operating systems. Almost half of the world's personal computer shipments are to the business market, and thus the inclusion of our technologies in the Professional and Enterprise editions, which are typically purchased by the business market, increases the potential for us to receive royalties on a greater percentage of personal computer shipments.

There are several uncertainties associated with the Windows 7 opportunity, including the following:

•

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

•

We currently receive royalties for PCs that ship with third party DVD software applications containing our technologies. As Windows 7 provides enhanced DVD playback and incorporates some of the functionality found in these third party software applications, some PC manufacturers have excluded, and we expect others will exclude in the future, third party DVD software applications from their offerings.

•	Business customers may take several years to upgrade to Windows 7 given the longer adoption cycles associated with enterprise customers.

•	Consumers are increasingly purchasing low cost PCs, particularly netbooks. We expect these PCs to be sold with Windows 7 Starter or Home Basic editions, which do not contain our technologies.

Our broadcast market, which was driven by demand for our technologies in televisions and set top boxes, represented approximately 20% of our licensing revenue in fiscal 2008, 25% in fiscal 2009, and 26% in the fiscal year-to-date period ended March 26, 2010. Our broadcast market has benefited from increased global shipments of digital televisions containing our technologies in the current fiscal year-to-date period. We view the broadcast market as an area for continued growth, primarily driven by broadcast markets outside of the United States. We also view broadcast services, such as terrestrial broadcast or IPTV services, which operate under particular bandwidth constraints, as an area of opportunity for us to offer Dolby Digital Plus, HE-AAC, and Dolby Pulse, which enable the delivery of high-quality audio content at reduced bit rates. Notwithstanding our success in the broadcast market to date, we may not be able to capitalize on these opportunities and actual results may differ from our expectations.

Our consumer electronics market, which was driven primarily by revenue attributable to sales of Blu-ray Disc and DVD players, represented approximately 25% of licensing revenue in fiscal 2008 and in fiscal 2009 and 24% in the fiscal year-to-date period ended March 26, 2010. Within our consumer electronics market in the fiscal year-to-date period ended March 26, 2010, we experienced a decrease in revenue from standard definition DVD players and an increase in revenue from Blu-ray Disc players when compared to the prior fiscal year-to-date period. Blu-ray Disc continues to represent a revenue growth opportunity within our consumer electronics market, as Blu-ray Disc players are required to support Dolby Digital for primary audio content, Dolby Digital Plus for secondary audio content, and Dolby TrueHD as an optional audio standard. However, there is a risk that revenue growth from Blu-ray Disc players may not offset future declines in revenue from standard definition DVD players.

Revenue generated from our other markets was driven by the gaming, mobile, automotive, and licensing services markets. Gaming and automotive revenue was primarily driven by sales of video game consoles, portable gaming devices, and in-car entertainment systems with Dolby Digital, Dolby Digital Plus, ATRAC, and Dolby TrueHD technologies. Mobile revenue was primarily driven by demand for the AAC, HE-AAC, and Dolby Pulse audio compression technologies incorporated into mobile devices and to a lesser extent by Dolby Mobile, our suite of post-processing technologies optimized for mobile devices. We view the mobile market as an area of opportunity to increase revenue, however actual results may differ from our expectations. Revenue from licensing services was primarily driven by demand for standards-based audio compression technologies used in broadcast, personal computer, and consumer electronics devices.

We have introduced new products and technologies that may allow us to further expand our broadcast and gaming markets, including our Professional Reference Monitor product, Dolby Volume, and Dolby Axon. Our Professional Reference Monitor product is a flat-panel video reference display for imaging professionals that provides color accuracy and high contrast. Our Professional Reference Monitor uses our dynamic range imaging technologies, which enable enhanced contrast, extended brightness, and dynamic range, along with reduced power consumption in LED backlit LCD televisions. Dolby Volume is a sound leveling technology that performs measurement and analysis of signals according to a model based on the characteristics of human hearing, in order to provide consistent volume and quality across various programs. Dolby Axon is a voice technology that enables online gamers to perceive the location of other players, thus making the online gaming experience more real and immersive. We do not anticipate generating significant revenue from these products and technologies in fiscal 2010.

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

Products revenue consists primarily of sales of equipment to cinema operators and broadcasters representing 11%, 13%, and 19% of our total revenue in fiscal 2008, 2009, and in the fiscal year-to-date period ended March 26, 2010, respectively.

Our cinema products represented approximately 68% of total products revenue in fiscal 2008, 82% in fiscal 2009, and 90% in the fiscal year-to-date period ended March 26, 2010. This increase in cinema products revenue as a percentage of total product revenue in the fiscal year-to-date period ended March 26, 2010 was primarily due to increased sales of digital cinema and related 3D cinema products, coupled with a change in revenue recognition accounting standards. See Note 2 “Summary of Significant Accounting Policies” for additional details about the changes in revenue recognition accounting standards.

Our traditional cinema products are primarily used to read and decode a film’s soundtrack, to calibrate cinema sound systems, and to adapt analog cinema audio systems to digital audio formats. Our digital cinema servers load, store, decrypt, and decode digital film files for presentation on a digital projector and our digital 3D products provide 3D image capabilities. There is a trend in the cinema industry to transition to digital cinema. Digital cinema offers the motion picture industry a possible means to achieve cost savings in printing and distributing movies, to combat piracy, and to enable repeated movie playback without degradation in image and audio quality. We offer our Dolby Digital Cinema server, which allows for the storage and playback of digital content, as well as our Dolby 3D Digital Cinema technology, which delivers a 3D experience when combined with an exhibitor’s existing digital cinema projector and server. We expect most exhibitors that are either constructing new theatres or upgrading existing theatres to choose digital cinema over traditional film cinema. Digital cinema is based on open standards, which, unlike traditional cinema standards, do not include our proprietary audio technologies. We are facing more pricing and other competitive pressures in the digital cinema products market than we have historically experienced in our traditional cinema products market.

Strong market demand for 3D and digital cinema units, combined with component constraints within the electronics industry and supplier manufacturing capacity constraints, has limited our ability to ship 3D and digital cinema products and accessories and has created a backlog of orders. We are working with our suppliers to alleviate these constraints and we believe that we will fulfill the majority of the backlog as of March 26, 2010 by the end of our fiscal 2010.

Several competitors have introduced digital cinema solutions into the market that support the presentation of movies with higher resolution “4K” digital cinema projectors. Certain major U.S. exhibitors have begun installing 4K digital cinema equipment into their theatres. In the future, other exhibitors may feel that they need to outfit some or all of their theatres with 4K digital cinema equipment to compete in the same markets where competitors are promoting 4K solutions. Dolby currently does not offer a 4K digital cinema solution. If we do not offer a solution that supports 4K presentation, our future prospects in digital cinema may be limited and our business could be adversely affected. In addition, as the film industry is transitioning to digital cinema, the demand for our traditional cinema products and services is declining and we anticipate that the demand will continue to decline in future periods.

Our broadcast products represented approximately 24% of products revenue in fiscal 2008, 13% in fiscal 2009, and 9% in the fiscal year-to-date period ended March 26, 2010. Our broadcast products are used to encode, transmit, and decode multiple channels of high-quality audio content for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming. The decrease in broadcast product revenue as a percentage of total product revenue in the fiscal year-to-date period ended March 26, 2010 was primarily due to the increase in digital cinema product revenue noted above.

Our services revenue, which represented approximately 5%, 4%, and 3% of total revenue in fiscal 2008, 2009, and in the fiscal year-to-date period ended March 26, 2010, respectively, is primarily tied to the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. Several factors influence the number of films produced in a given fiscal period, including strikes and work stoppages within the motion picture industry as well as tax incentive arrangements that many governments provide filmmakers to promote local filmmaking.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and pursuant to rules and regulations of the SEC. The preparation of these financial statements requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements, and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy and estimate to be critical if it is both important to a company’s financial condition and/or results of operations and it requires significant judgment on the part of management in its application. On a regular basis, we evaluate our assumptions, judgment, and estimates. We have discussed the selection and development of the critical accounting policies and estimates with the audit committee of our board of directors. The audit committee has reviewed our related disclosures in this Quarterly Report on Form 10-Q. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

The following are our critical accounting policies and estimates because we believe they are both important to the portrayal of our financial condition and/or results of operations and they require critical management judgments about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation for future periods could be materially affected. See our “Risk Factors” for certain matters bearing risks on our future results of operations.

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

In October 2009, the FASB amended the accounting standards for revenue recognition to exclude software contained within certain qualifying tangible products from the scope of the software revenue recognition guidance if the software is essential to the tangible product's functionality.

In the first quarter of fiscal 2010, we early-adopted this accounting guidance on a prospective basis for applicable arrangements entered into or materially modified after September 25, 2009. In accordance with this guidance, we no longer account for revenue from products that contain software elements under the software revenue recognition guidance.

Also in October 2009, the FASB amended the accounting standards for multiple-element revenue arrangements to:

•

provide updated guidance on whether multiple-element arrangements exist, how the elements in a revenue arrangement should be separated, and how the revenue arrangement consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using the estimated selling price (ESP) of each element if a vendor does not have vendor-specific objective evidence of the selling price (VSOE) or third-party evidence of the selling price (TPE); and

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

Under the current accounting guidance, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price of each element is based on its VSOE, if available, TPE, if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. We determine a best estimate of selling price using the same methods used to determine the selling price of an element sold on a standalone basis. We establish the best estimate of selling price for each element primarily by considering actual sales prices, when we sell the element on a standalone basis, and internal factors such as pricing practices and margin objectives. Consideration is also given to market conditions such as competitor pricing strategies, customer demands, and industry technology lifecycles. We apply management judgment to establish margin objectives, pricing strategies, and technology lifecycles, which are all used to determine our best estimate of selling price.

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

If the unit separation criteria are met, we account for each element within a multiple-element arrangement, such as hardware, software, maintenance, and other services, separately and we allocate arrangement consideration based on the relative selling price of each element. For some of our arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial product. These elements may include support and maintenance and/or the right to receive product upgrades. Revenue allocated to the undelivered element is recognized over the estimated service period of the respective element or when the product upgrade is delivered. We do not recognize revenue for delivered elements that is contingent on the future delivery of products or services or future performance obligations until we have completed these obligations.

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

Our market capitalization at the end of our third quarter of fiscal 2009, the period of our last annual impairment test, was approximately equal to the aggregate fair value of our reporting units determined under the income approach. Our market capitalization and the aggregate fair value of our reporting units under the income approach each approximated $4.2 billion, which exceeded the aggregate carrying value of our reporting units by approximately 220%. As of June 26, 2009, the fair values of our two reporting units exceeded their carrying values and therefore no impairment charge was required. Since our last annual impairment test, there have been no events or circumstances that would more likely than not trigger a reduction in the fair value of our reporting units below their carrying value.

Intangible assets with definite lives are amortized over their estimated useful lives. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships, and contracts, which are amortized on a straight-line basis over their useful lives ranging from two to fifteen years.

We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the total future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value.

Accounting for Income Taxes

We make estimates and judgments that affect our accounting for income taxes, including estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, including the timing of the recognition of stock-based compensation expense, result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we establish a valuation allowance.

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

Significant judgment is required in determining the provision for income taxes, the deferred tax asset and liability balances, the valuation allowance against our deferred tax assets, and the reserve resulting from uncertainties in income tax positions. Our financial position and results of operations may be materially affected if actual results significantly differ from these estimates or the estimates are adjusted in future periods.

Stock-Based Compensation

We measure all employee stock-based compensation awards by using a fair-value method and we record such expense in the condensed consolidated financial statements over the requisite service period. We utilize the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. Determining the fair value of a stock-based award using the Black-Scholes option pricing model requires that we make certain assumptions regarding the expected term of the award, the expected future volatility of our stock price over the expected term of the award, and the risk-free interest rate over the expected term. We estimate the expected term of stock-based awards by evaluating historical exercise patterns of our employees and applying an assumption of future exercise patterns. We utilize a blend of the historical volatility of our common stock and the implied volatility of our traded options as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. We reduce the stock-based compensation expense for estimated forfeitures based on our historical experience. We are required to estimate forfeitures at the time of grant and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimate.

Investments

Investments that have original maturities of 91 days or more at the date of purchase and with a current maturity of less than one year are classified as short-term investments. Investments that have maturities of more than one year are classified as long-term investments. All of our investments, except for auction rate certificates, are classified as available-for-sale securities. Our investments are recorded at fair value in the consolidated balance sheets. Unrealized gains and losses on our available-for-sale securities, except for credit losses, are reported as a component of accumulated other comprehensive income, while realized gains and losses and credit losses are reported as a component of net income. Our auction rate certificates are classified as trading securities. Unrealized gains or losses on trading securities are reported as a component of net income.

The auctions for our auction rate certificates have failed since February 2008. Due to this, observable market information, which we could potentially use to determine the fair market value of our auction rate certificates, has been insufficient. Therefore, we estimate the fair market value of these investments by incorporating assumptions that market participants would use in their estimates of fair market value. These assumptions include the interest yield of the securities, market volatility, the expected liquidity of the securities, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, the likelihood of successful future auctions, and the final stated maturities of the securities. We apply management judgment to estimate the expected liquidity of the securities and the likelihood of successful future auctions.

Results of Operations

Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	March 27, 2009	March 26, 2010	$	%	March 27, 2009	March 26, 2010	$	%
	($ in thousands)
Revenue:
Licensing	$159,879	$195,944	$36,065	23%	$313,935	$361,719	$47,784	15%
Percentage of total revenue	78%	81%			82%	78%
Products	36,008	39,839	3,831	11%	53,954	87,496	33,542	62%
Percentage of total revenue	18%	16%			14%	19%
Services	8,237	7,638	(599)	(7)%	16,493	15,422	(1,071)	(6)%
Percentage of total revenue	4%	3%			4%	3%

Total revenue	$204,124	$243,421	$39,297	19%	$384,382	$464,637	$80,255	21%

Licensing. The 23% increase in licensing revenue from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 was primarily driven by an increase in revenue from our consumer electronics, personal computer, broadcast, and other markets. The increase in revenue from our consumer electronics market was primarily driven by an increase in revenue from Blu-ray Disc players in the second quarter of fiscal 2010 when compared to the second quarter of fiscal 2009. The increase in revenue from our personal computer market was driven by a greater number of computers sold containing Windows operating systems that incorporate our technologies in the second quarter of fiscal 2010 when compared to the second quarter of fiscal 2009. The increase in revenue from our broadcast market was primarily attributable to an increase in the number of digital televisions sold in Europe that incorporate our technologies in the second quarter of fiscal 2010 when compared to the second quarter of fiscal 2009. The increase in revenue from our other markets was primarily driven by an increase in mobile revenue from HE-AAC and Dolby Mobile in the second quarter of fiscal 2010 when compared to the second quarter of fiscal 2009.

The 15% increase in licensing revenue from the fiscal year-to-date period ended March 27, 2009 to the fiscal year-to-date period ended March 26, 2010 was primarily driven by increases in our broadcast, consumer electronics, personal computer, and other markets. These increases in our broadcast, consumer electronics, personal computer, and other markets are due to the same reasons discussed above with respect to the changes from the second quarter of fiscal 2009 to the second quarter of fiscal 2010.

Products. The 11% increase in products revenue from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 was due to an increase in 3D units sold coupled with our adoption of new revenue recognition accounting standards in the beginning of fiscal 2010. We sold a greater number of 3D units in the second quarter of fiscal 2010 when compared with the second quarter of fiscal 2009 due to strong market demand driven by the success of recent 3D cinema releases. The new revenue recognition accounting standards allow us to recognize substantially all of the revenue associated with our digital cinema servers sold in the period of sale. This increase was partially offset by the fact that our second quarter of fiscal 2009 results included the benefit of recognizing previously deferred revenue as a result of achieving compliance with the Digital Cinema Initiative (“DCI”) specifications in that period. Prior to the second quarter of fiscal 2009, we had not yet achieved compliance with the DCI specifications so the majority of the revenue from digital cinema products sold was deferred.

The 62% increase in product revenue from the fiscal year-to-date period ended March 27, 2009 to the fiscal year-to-date period ended March 26, 2010 was due to an increase in 3D and digital cinema server unit sales coupled with our adoption of the new revenue recognition accounting standards. We sold a greater number of 3D and digital cinema units in the fiscal year-to-date period ended March 26, 2010 when compared with the fiscal year-to-date period ended March 27, 2009 as a result of strong market demand driven by the success of recent 3D cinema releases and promotions that offered price discounts for bundled sets of digital cinema server and 3D units in the fiscal year-to-date period ended March 26, 2010. This increase was partially offset by the fact that our second quarter of fiscal 2009 results included the benefit of recognizing previously deferred revenue as a result of achieving compliance with the Digital Cinema Initiative (“DCI”) specifications in that period. Prior to the second quarter of fiscal 2009, we had not yet achieved compliance with the DCI specifications so the majority of the revenue from digital cinema products sold was deferred.

As was previously noted, the FASB amended revenue recognition accounting standards that enabled us to recognize the majority of the revenue from our multiple-element products revenue arrangements in the period of sale. We elected to adopt these standards prospectively for multiple-element arrangements entered into or materially modified after September 25, 2009. See Note 2 “Summary of Significant Accounting Policies” for additional details. For multiple-element products revenue arrangements entered into during the second quarter of fiscal 2010, we recognized $15.6 million in the period of sale. For multiple element arrangements entered into during the fiscal year-to-date period ending March 26, 2010, we recognized $32.0 million in revenue. As of March 26, 2010, the deferred revenue balance from these arrangements was $0.5 million, representing the estimated selling price of our support and maintenance obligation for such arrangements.

For the majority of our multiple-element products revenue arrangements entered into on or prior to September 25, 2009, we accounted for the product and the associated support and maintenance elements as a combined unit, which typically resulted in the revenue being deferred and recognized ratably over the estimated support period. For these arrangements, we have not changed our accounting treatment and, as such, we recognized $8.0 million and $22.0 million in previously deferred revenue in the second quarter of fiscal 2010 and in the fiscal year-to-date period ended March 26, 2010, respectively. As of March 26, 2010, the remaining deferred revenue balance from these arrangements was $8.7 million. We expect to recognize the majority of this deferred revenue in fiscal 2010, however circumstances may change such that this may not occur.

The following is a summary of our products revenue for the fiscal quarter and fiscal year-to-date period ended March 26, 2010 and the associated deferred revenue balances as of March 26, 2010:

	Revenue		Deferred Revenue
	Fiscal quarter ended March 26, 2010	Fiscal year-to-date ended March 26, 2010	March 26, 2010
		(in thousands)
Product sales entered into during fiscal 2010:
Multiple-element arrangements	$15,565	$32,036	$518
Standalone arrangements (1)	16,248	33,421	571
Product sales from prior periods for which revenue was deferred (2)	8,026	22,039	8,666

Total	$39,839	$87,496	$9,755

(1)	These arrangements were not affected by the changes in accounting standards.
(2)	Represents revenue attributable to multiple-element arrangements entered into on or before September 25, 2009.

Services. Services revenue from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 and from the fiscal year-to-date period ended March 27, 2009 to the fiscal year-to-date period ended March 26, 2010 decreased 7% and 6%, respectively. This decrease was primarily attributable to a $1.2 million benefit in the second quarter of fiscal 2009 from recognizing virtual print fees that were previously deferred. Prior to the second quarter of fiscal 2009, we had not yet achieved compliance with the DCI specifications so these virtual print fees were deferred.

Gross Margin

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 27, 2009	March 26, 2010	March 27, 2009	March 26, 2010
Gross margin:
Licensing gross margin percentage	97%	97%	104%	97%
Licensing gross margin percentage excluding gain from amended patent licensing	97%	97%	97%	97%
Products gross margin percentage	33%	48%	38%	44%
Services gross margin percentage	62%	55%	62%	54%

Total gross margin percentage	84%	88%	93%	86%

Licensing Gross Margin. We license intellectual property to our customers that may be internally developed, acquired by us, or licensed from third parties. Our cost of licensing consists principally of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Our cost of licensing also includes third-party royalty obligations paid to license intellectual property that we then sublicense to our customers.

Licensing gross margin was unchanged from the second quarter of fiscal 2009 to the second quarter of fiscal 2010. Licensing gross margin decreased seven points from the fiscal year-to-date period ended March 27, 2009 to the fiscal year-to-date period ended March 26, 2010, due primarily to a gain from an amended patent licensing agreement that we recorded within cost of revenue in our consolidated statement of operations in the first quarter of fiscal 2009. Excluding the gain from the amended patent licensing agreement, our licensing gross margin was unchanged from the fiscal year-to-date period ended March 27, 2009 to the fiscal year-to-date period ended March 26, 2010.

Products Gross Margin. Cost of products primarily consists of the cost of materials related to the products sold, applied labor and manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Products gross margin increased fifteen points in the second quarter of fiscal 2010 when compared to the second quarter of fiscal 2009 due to the recognition of significant amounts of low margin digital cinema-related products revenue as a result of achieving compliance with the DCI specifications in the second quarter of 2009. Additionally, our digital cinema-related products revenue in the second quarter of fiscal 2010 carried a higher gross margin than in the second quarter of fiscal 2009 due, in part, to the restructuring of our manufacturing operations in the second quarter of fiscal 2009.

Products gross margin increased six points from the fiscal year-to-date period ended March 27, 2009 to the fiscal year-to-date period ended March 26, 2010, due to the same reason discussed above with respect to the changes from the second quarter of fiscal 2009 to the second quarter of fiscal 2010.

Services Gross Margin. Cost of services primarily consists of payroll and benefits costs for employees performing our professional services, the cost of outside consultants, and reimbursable expenses incurred on behalf of customers. Services gross margin decreased seven points from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 due to a higher percentage of virtual print fees, which have minimal associated costs, in the second quarter of fiscal 2009. Services gross margin decreased eight points from the fiscal year-to-date period ended March 27, 2009 to the fiscal year-to-date period ended March 26, 2010 for the same reason.

Operating Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	March 27, 2009	March 26, 2010	$	%	March 27, 2009	March 26, 2010	$	%
	($ in thousands)
Operating expenses:
Research and development	$20,302	$25,248	$4,946	24%	$38,960	$48,048	$9,088	23%
Percentage of total revenue	10%	10%			10%	10%
Sales and marketing	20,073	26,724	6,651	33%	44,560	57,108	12,548	28%
Percentage of total revenue	10%	11%			12%	12%
General and administrative	24,389	29,630	5,241	21%	50,389	57,512	7,123	14%
Percentage of total revenue	12%	12%			13%	12%
Restructuring charges, net	1,866	118	(1,748)	n/a	2,734	303	(2,431)	n/a
Percentage of total revenue	n/a	n/a			n/a	n/a

Total operating expenses	$66,630	$81,720	$15,090	23%	$136,643	$162,971	$26,328	19%

Research and Development. Research and development expenses consist primarily of personnel and personnel-related costs, facility costs, and project development costs related to new technologies and products. The 24% increase in research and development expenses from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 was primarily driven by an increase in performance-based compensation and an increase in headcount.

The 23% increase in research and development expenses from the fiscal year-to-date period ended March 27, 2009 to the fiscal year-to-date period ended March 26, 2010 was due to the same factors previously discussed with respect to the change from the second quarter of fiscal 2009 to the second quarter of fiscal 2010.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel-related expenses, professional service fees, tradeshow and promotion expenses, travel-related expenses, and facility costs for our sales and marketing functions. Sales and marketing expenses increased 33% from the second quarter of fiscal 2009 to the second quarter of fiscal 2010. This increase was due to an increase in performance-based compensation, an increase in headcount, and increases in tradeshow and other related expenses. These increases were partially offset by gains on settlements, which are reductions to operating expenses, due to payments received from the resolution of disputes with implementation licensees from which we typically do not earn royalties, in the amount of $7.2 million in the second quarter of fiscal 2010 as compared to $4.9 million in the second quarter of fiscal 2009.

The 28% increase in sales and marketing expenses from the fiscal year-to-date period ended March 27, 2009 to the fiscal year-to-date period ended March 26, 2010 was primarily due to an increase in personnel expenses, driven by an increase in headcount and an increase in performance-based compensation, and an increase in advertising expenses, driven by a brand awareness campaign in the current fiscal year-to-date period. These increases were partially offset by the previously mentioned gain on settlements in the current fiscal year-to-date period.

General and Administrative. General and administrative expenses consist primarily of personnel and personnel-related expenses, professional service fees, travel-related expenses, and facility costs for our administrative functions. The 21% increase in general and administrative expenses from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 was primarily due to an increase in performance-based compensation and an increase in professional fees.

The 14% increase in general and administrative expenses from the fiscal year-to-date period ended March 27, 2009 to the fiscal year-to-date period ended March 26, 2010 was due to the same factors previously discussed with respect to the change from the second quarter of fiscal 2009 to the second quarter of fiscal 2010.

Restructuring Charges, net. Restructuring charges for the second quarter of fiscal 2010 and the fiscal year-to-date period ended March 26, 2010 primarily include severance and other charges attributable to the consolidation of our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility in fiscal 2009. Restructuring charges for the second quarter of fiscal 2009 and the fiscal year-to-date period ended March 27, 2009 include severance and other charges resulting from the consolidation of our Wootton Bassett, U.K. manufacturing operations and the integration of our wholly owned subsidiary, Cinea, into our Dolby Entertainment Technology reporting unit.

Other Income, Net

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date		Change
	March 27, 2009	March 26, 2010	$	%	March 27, 2009	March 26, 2010	$	%
	(in thousands)

Interest income	$2,620	$1,954	$(666)	(25)%	$6,752	$3,786	$(2,966)	(44)%
Interest expense	(149)	(112)	37	25%	(412)	(197)	215	52%
Other income/(expense), net	236	9	(227)	(96)%	(1,146)	469	1,615	(141)%

Total other income, net	$2,707	$1,851	$(856)	(32)%	$5,194	$4,058	$(1,136)	(22)%

Other income, net, primarily consists of interest income earned on cash, cash equivalents, and investments, offset by interest expense principally attributable to the outstanding debt balances on certain of our facilities. Also included are net gains/losses from foreign currency transactions, net gains from sales of available-for-sale securities, net gains/losses from trading securities, offset by net gains/losses from derivative instruments.

The decrease in other income, net from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 was primarily due to lower prevailing interest rates, resulting in lower interest income from our cash, cash equivalents, and investments balances. This decrease was partially offset by higher interest bearing cash, cash equivalents, and investments balances and lower interest expense in the second quarter of fiscal 2010.

The decrease in other income, net from the fiscal year-to-date period ended March 27, 2009 to the fiscal year-to-date period ended March 26, 2010 was primarily due to lower prevailing interest rates, resulting in lower interest income from our cash, cash equivalents, and investments balances. This decrease was partially offset by net gains of $0.5 million from sales of available-for-sale securities in the fiscal year-to-date period ended March 26, 2010, as compared to a net loss of approximately $1.4 million related to our auction rate certificates and related Put Rights in the fiscal year-to-date period ended March 27, 2009.

Income Taxes

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 27, 2009	March 26, 2010	March 27, 2009	March 26, 2010
		($ in thousands)
Provision for income taxes	$38,430	$47,610	$77,053	$84,496
Effective tax rate	35.5%	35.5%	34.2%	35.2%

Our effective tax rate is based upon a projection of our annual fiscal year results. Our effective tax rate was 35.5% for the second quarter of fiscal 2009 and the second quarter of fiscal 2010. Our effective tax rate was 34.2% and 35.2% for the fiscal year-to-date periods ended March 27, 2009 and March 26, 2010, respectively. In fiscal 2009, a change in tax law reinstated research and development tax credits for fiscal 2009 and for periods prior to fiscal 2009. As a result, we recognized an increase in research and development tax credits in fiscal 2009, thereby lowering our effective tax rate. Our effective tax rate for fiscal 2010 does not include a full-year benefit from research and development tax credits due to the expiration of these credits on December 31, 2009. Additionally, a reduction in forecasted tax exempt interest income further increased the 2010 tax rate.

Liquidity, Capital Resources, and Financial Condition

	September 25, 2009	March 26, 2010
	(in thousands)
Cash and cash equivalents	$451,678	$417,349
Short-term investments	283,808	382,097
Long-term investments	205,938	249,633
Accounts receivable, net	22,981	44,427
Accounts payable and accrued liabilities	113,822	120,279
Working capital(a)	744,254	811,329

	March 27, 2009	March 26, 2010
Net cash provided by operating activities	130,067	184,482
Capital expenditures (b)	(3,552)	(18,064)
Net cash used in investing activities	(153,140)	(162,053)
Net cash provided by (used in) financing activities	5,545	(52,551)

(a)	Working capital consists of total current assets less total current liabilities.
(b)	Capital expenditures consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements, production and test equipment.

As of March 26, 2010, we had cash and cash equivalents of $417.3 million, compared to $451.7 million at September 25, 2009. In addition, at March 26, 2010, we had short-term and long-term investments of $631.7 million, compared to $489.7 million at September 25, 2009. Our principal sources of liquidity are our cash, cash equivalents, and investments, as well as cash flows from our operations. We believe that our cash, cash equivalents, and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Cash provided by operating activities was $184.5 million in the fiscal year-to-date period ended March 26, 2010, compared to $130.1 million in the fiscal year-to-date period ended March 27, 2009. Cash flow from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. Cash flow from operating activities for the fiscal year-to-date period ended March 26, 2010 was primarily driven by net income attributable to Dolby Laboratories, Inc. of $155.8 million. Adjustments for non-cash items included stock-based compensation expense of $12.4 million, depreciation and amortization expense of $17.4 million, offset by deferred taxes of $10.4 million and the excess tax benefit from the exercise of stock options of $10.3 million. Changes in working capital were primarily driven by increases in assets of $5.8 million and decreases in deferred revenue of $19.5 million, offset by increases in income taxes payable of $33.5 million and accounts payable and accrued liabilities of $6.7 million.

Cash used in investing activities for the fiscal year-to-date period ended March 26, 2010 was primarily driven by net purchases of available-for-sale securities of $144.0 million. Capital expenditures were $18.1 million for the fiscal year-to-date period ended March 26, 2010.

Cash used in financing activities was $52.6 million for the fiscal year-to-date period ended March 26, 2010, compared to cash provided by financing activities of $5.5 million for the fiscal year-to-date period ended March 27, 2009. Cash outflows from financing activities were primarily driven by our stock repurchase program of $83.1 million, offset by the exercise of employee stock options of $19.2 million, excess tax benefit from the exercise of stock options of $10.3 million, and proceeds from the issuance of stock under our employee stock purchase plan of $1.9 million.

Off-Balance-Sheet and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended September 25, 2009. See our Annual Report on Form 10-K for the fiscal year ended September 25, 2009 for additional information regarding our contractual obligations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments.

As of March 26, 2010, we had cash and cash equivalents of $417.3 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $631.7 million, which consisted primarily of auction rate certificates, municipal debt securities, variable rate demand notes, U.S. agency securities, and U.S. government bonds. These investments are subject to fluctuations in interest rates, which could impact our results. At March 26, 2010 the weighted-average effective maturity of our investment portfolio was less than one year. Based on our investment portfolio balance as of March 26, 2010, a hypothetical change in interest rates of 1% would have approximately a $5.1 million impact, and a change of 0.5% would have approximately a $2.6 million impact on the carrying value of our portfolio. Furthermore, a hypothetical change in interest rates of 1% would have approximately a $5.7 million impact and a change of 0.5% would have approximately a $2.9 million impact on interest income over a one-year period.

At March 26, 2010, we held tax-exempt auction rate certificates with a par value of $60.0 million. Auctions for these investments have failed since February 2008 and there is no assurance that future auctions will succeed. As a result, we may not be able to liquidate our investments and fully recover the par value. In November 2008, we accepted an offer from UBS AG, which we refer to, along with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, as UBS, to liquidate our auction rate certificates held in our UBS accounts on February 13, 2008. The UBS offer entitles us to sell our auction rate certificates for a price equal to the par value of the auction rate certificates plus accrued but unpaid interest, if any, at any time during a two-year period from June 30, 2010 through July 2, 2012. There is a risk that UBS will not perform its obligations in accordance with their offer. Furthermore, there is no assurance that we will be able to recoup our investments in the auction rate certificates.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 26, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We continue to be cautious regarding future macroeconomic conditions and their potential for suppressed consumer demand in the markets in which we license our technologies and sell our products. Our business is particularly exposed to adverse changes in macroeconomic conditions, because our technologies are incorporated into entertainment-oriented products, which are generally discretionary goods, such as DVD players, Blu-ray Disc players, personal computers, digital televisions, mobile devices, set top boxes, home–theaters–in–a–box, camcorders, portable media devices, gaming systems, audio/video receivers, and in-car entertainment systems. The global recession has adversely affected consumer confidence, disposable income, and spending. While we cannot predict future macroeconomic conditions, these conditions may persist or worsen. In addition, consumer spending slowdowns have affected, and likely will continue to negatively affect, the motion picture industry and cinema owners. Furthermore, deteriorating economic conditions result in a greater likelihood that more of our licensees and customers will become delinquent on their obligations to us or be unable to pay, which in turn, could result in a higher level of write-offs, all of which would adversely affect our earnings. Moreover, deteriorating economic conditions and other factors may result in increased underreporting and non-reporting of royalty bearing revenue by our licensees as well as increased unauthorized use of our technologies, which would adversely affect our earnings.

To the extent that sales of personal computers with Dolby technologies decline, our licensing revenue will be adversely affected.

Over the last several years, PC manufacturers frequently included DVD playback functionality, which included Dolby technologies, as part of the software applications included in their products. Initially, DVD playback functionality was included in software licensed by independent software vendors, or ISVs. Starting in our fiscal 2007, Microsoft introduced its Windows Vista operating system, which included DVD playback functionality in two of its six editions. Even though those editions of Microsoft’s Windows Vista operating system included DVD playback, many major PC manufacturers continued to include the additional ISV DVD software applications. Microsoft’s newest operating system, Windows 7, became available in October 2009. Windows 7 includes DVD playback in four of its six available editions, including the Professional and Enterprise editions aimed at business customers. There are risks and uncertainties associated with this opportunity. Due in part to Windows 7 DVD playback enhancements and pricing pressure, some PC manufacturers have excluded, and we expect others in the future will exclude, ISV DVD software applications on personal computers that include Windows 7. Additionally, it is uncertain at what pace consumer and business customers will migrate from their current operating systems to the Windows 7 operating system and what the adoption rate of the editions with Dolby technologies will be. In addition, a growing number of lower priced PCs, particularly netbooks, are being sold or are anticipated to be sold which do not have Dolby technologies. Consumers may elect to purchase these lower priced PCs instead of computers with DVD playback functionality and Dolby technologies. Revenue from our PC market decreased from fiscal 2008 to fiscal 2009 and may decline in the future. Future shipments of PCs with Dolby technologies could also decline. If any of the foregoing occurs, our licensing revenue will be adversely affected.

Sales of component DVD players have declined significantly and we expect them to decline further. To the extent that sales of component DVD players continue to decline or alternative technologies in which we do not participate replace DVDs or Blu-ray Disc as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Until a few years ago, growth in our revenue had been the result, in large part, of the rapid growth in sales of component DVD players incorporating our technologies. However, as the markets for DVD players have matured, sales of component DVD players generally have declined significantly and we expect future sales of component consumer DVD players generally to continue to decline. Future revenue from Blu-ray Disc player may not offset future declines in revenue from standard definition DVD players, which would adversely affect our licensing revenue. In addition, if new technologies or distribution channels are developed that compete with or replace DVD and Blu-ray Disc players as dominant media for consumer video entertainment, we may not be able to develop complementary technologies for and generate revenue from those new technologies or distribution channels. Furthermore, new technologies or distribution channels may be less profitable for us than DVD and Blu-ray Disc players. Any of the foregoing could adversely affect our business and operating results.

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

We derive most of our revenue from the licensing of our technologies to consumer electronics product manufacturers. Licensing revenue represented 80%, 84%, and 83% of our total revenue in fiscal 2007, 2008, and 2009, respectively. We do not manufacture consumer electronics products ourselves and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products and software vendors to pay us a specified royalty for every electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our revenue will decline. Moreover, we have a widespread presence in markets for electronics products, such as the consumer electronics product market, which includes DVD players, audio/video receivers, and other home theater consumer electronics products, and, as a result, there is little room for us to further penetrate such markets. Lower sales of products incorporating our technologies could occur for a number of reasons. Changes in consumer tastes or trends, changes in industry standards or adverse changes in business and economic conditions, may adversely affect our licensing revenue. Increasing market saturation, durability of products in the marketplace, competing products, and alternate consumer entertainment options could adversely affect demand for new products incorporating our technologies.

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

Our licensing revenue is generated primarily from consumer electronics product manufacturers and software vendors who license our technologies and incorporate them in their products. Under our existing arrangements, these licensees typically pay us a specified royalty for every product they ship that incorporates our technologies. We rely on our licensees to accurately report the number of units shipped that incorporate our technologies. We calculate our license fees, prepare our financial reports, projections, and budgets, and direct our sales and product development efforts based on these reports we receive from our licensees. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately. This is made more difficult because in the past we have experienced problems with implementation licensees selling ICs with our technologies to third parties that are not system licensees and not reporting these sales. This is especially true with respect to software incorporating our technologies because software can be copied relatively easily and we often do not have easy ways to determine how many copies have been made. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive, time consuming, and potentially detrimental to our ongoing business relationships with our licensees. In the past, licensees, particularly in emerging economies, such as China, have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalty bearing revenue by licensees, which could adversely affect our operating results. Conversely, to the extent that our licensees overstate the number of products incorporating our technologies, or report the products under the wrong categories, negative corrections could result in reductions of royalty revenue in subsequent periods. In addition, some of our licensees may begin to more closely scrutinize their past or future licensing statements which may result in an increased receipt of negative corrective statements.

We also have often experienced, and expect to continue to experience, problems with non-licensee consumer electronics product manufacturers and software vendors, particularly in emerging economies, such as China, incorporating our technologies or incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. This unauthorized use of our intellectual property could adversely affect our operating results.

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

The markets for our products and the markets for consumer electronics products using our licensed technologies are characterized by rapid change and technological evolution that can render our technologies and products obsolete or unmarketable. The process of developing new technologies is complex and uncertain. We will need to expend considerable resources on research and development, or acquisitions, in the future in order to design and deliver innovative entertainment products and technologies. Despite our efforts, we may not be able to develop, or acquire, and effectively market new products, technologies and services in a timely manner that competitively address the needs of the changing marketplace. For example, we cannot ensure that Dolby Axon, Dolby Volume, Dolby Contrast or Dolby Vision will address the needs of the marketplace, be effectively marketed or be successful technologies. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere. Our future success depends to a great extent on our ability to develop, or acquire, and deliver innovative technologies in a timely manner that are widely adopted in response to changes in the entertainment industry and that are compatible with the technologies or products introduced by other entertainment industry participants.

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

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: DivX, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Philips, RealNetworks, Sony, SRS Labs, and Thomson. Competitors for our products include: Avica, Audyssey Laboratories, Beaufort International Group, Doremi, EVS, GDC, Kodak, IMAX, Linear Acoustic, MasterImage 3D, NEC, Panastereo, Qube, REALD, Sony, Texas Instruments, USL, and XpanD. In addition, other companies, including exhibitors and studios, may develop their own 3D or digital cinema technologies in the future. Competitors for our services include DTS and Sony. In addition, other companies may become competitors in the future. Some people may perceive the quality of sound produced by some of our competitors’ technologies to be equivalent or superior to that produced by ours. In addition, some of our current and/or future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, some of our current or potential competitors may have an advantage over us in the market for internet technologies because of their greater experience and presence in that market. In addition, some of our current or potential competitors may be able to offer integrated system solutions in markets for sound or non-sound entertainment technologies, including audio, video, and rights management technologies related to personal computers or the internet, which could make competing technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing technologies at lower prices than our technologies, which could adversely affect our operating results. Further, many of the consumer electronics products that include our sound technologies also include sound technologies developed by our competitors. Several competitors have introduced digital cinema solutions which support the presentation of movies with higher resolution “4K” digital cinema projectors. Dolby currently does not offer a 4K digital cinema solution. As a result, we must invest significant resources in research and development in order to enhance our technologies and our existing products and services and introduce new high quality technologies, products, and services to meet the wide variety of such competitive pressures. Our business will suffer if we fail to do so successfully.

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

Our licensing revenue from system licensees depends in large part upon the availability of integrated circuits, or ICs, that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer electronics products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce, and then sell them to system licensees. We do not control the IC manufacturers’ decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts nor predict their success. As a result, if these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if, for any reason, they sell fewer ICs incorporating our technologies, our operating results will be adversely affected. Furthermore, we rely on IC manufacturers to report to us the number of ICs sold that incorporate our technologies so that we can track the accuracy of system licensee reporting. IC manufacturers have sold ICs with our technologies to third parties that are not system licensees, resulting in lost revenue.

Pricing pressures on the system licensees who incorporate our technologies into their products could limit the licensing fees we charge for our technologies, which could adversely affect our revenue.

The markets for the consumer electronics products in which our technologies are incorporated are intensely competitive and price sensitive. Retail prices for consumer electronics products that include our sound technologies, such as DVD players and home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, manufacturers have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge our customers who incorporate our technologies into the consumer electronics products that they sell. Further, while we have contractual rights with many of our licensees for cost of living adjustments to our royalty rights, we may not be able to negotiate those terms in our contracts with existing and new licensees. Moreover, downward cost of living adjustments would result in declines in the licensing fees that we charge. A decline in, or the modification or loss of the contractual right to increase, the licensing fees we charge could materially and adversely affect our operating results.

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

Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle, and could divert management resources and attention. In the past we have settled claims relating to infringement allegations and agreed to make payments in connection with such settlements. We expect that similar claims will be asserted against us in the future in the ordinary course of our business. An adverse determination in any intellectual property claim could require that we pay damages or stop using technologies found to be in violation of a third party’s rights and could prevent us from offering our products and services to others. In order to avoid these restrictions, we may have to seek a license for the technology. This license may not be available on reasonable terms, could require us to pay significant royalties, and may significantly increase our operating expenses. The technologies also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense. If we cannot license or develop technologies for any aspects of our business found to be infringing, we may be forced to limit our product and service offerings and may be unable to compete effectively. In some instances, we have contractually agreed to provide indemnifications to licensees relating to our intellectual property. In addition, at times in the past, we have chosen to defend our licensees from third party intellectual property infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future. Any of these results could harm our brand, our operating results, and our financial condition. In addition, from time to time we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us regarding our licensing royalty rate practices including our adherence to licensing on fair, reasonable, and non-discriminatory terms and potential antitrust claims. Damages and requests for injunctive relief asserted in claims like these could be material, and could have a significant impact on our business. Any disputes with our customers or potential customers or other third parties could adversely affect our business, results of operations, and prospects.

We face many risks related to the emerging 3D cinema market.

We face many risks in the 3D cinema market which may affect our ability to successfully participate in that market, including, but not limited to the following:

•	Our participation in the 3D cinema market will be limited to the extent theatres do not convert from analog to digital cinema.

•	Demand for our 3D cinema products is driven by the number of 3D cinema releases and the commercial success of those releases.

•	Industry participants may perceive our reusable glasses business model as less easy to manage.

•	We may pursue other 3D business models that could be less successful or less profitable.

•	Our 3D glasses are not subject to government regulation, but could become subject to regulation in the future.

Our inability to deploy our digital cinema servers in significant numbers in the transition to digital cinema, coupled with the price of our products, could limit our future prospects in the digital cinema market and could materially and adversely affect our business.

A small percentage of theatres have adopted digital cinema for the distribution and exhibition of movies. A number of companies offer competing products for digital cinema, some of which are priced lower than our products or offer features, such as support for 4K presentation, that exhibitors may perceive to be potentially advantageous to our products. At least one competitor has a significantly greater installed base of its competing digital cinema playback servers than we do and another competitor has a significantly greater installed base of its competing 3D products than we do, either of which could limit our eventual share of the digital cinema market and materially and adversely affect our operating results. As the market for digital cinema has grown, we have faced more pricing and other competitive pressures than we have historically experienced for our traditional cinema products. As a result, we have implemented and may have to continue to implement pricing strategies which will have an adverse impact on our products gross margins in the future.

If funding for the broader adoption of digital cinema is not available or if the market for digital cinema develops more slowly than expected, our future prospects could be limited and our business could be materially and adversely affected.

At present only a small percentage of movie theatres have been converted to digital cinema, and we expect the broad conversion of theatres to digital cinema technologies, if it occurs, to be a multi year process due to financial obstacles. Until recently, macroeconomic conditions have limited the availability of funding for cinema rollouts. Although in March 2010 certain major exhibitors announced the availability of financing for digital cinema upgrades in U.S. theatres, those exhibitors may not receive funding for further upgrades and other exhibitors may not receive funding at all. If funding is not available on favorable terms or at all, the broader adoption of digital cinema could be delayed further. Further, we cannot predict how quickly digital cinema will become widely adopted. If the demand for digital cinema equipment develops more slowly than expected the broad adoption of digital cinema will continue to be delayed which could adversely affect our revenue.

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

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment industry, including motion picture studios, broadcasters, video game designers, music producers, mobile content producers, and manufacturers of consumer electronics products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve. For example, sales of our products and services are particularly dependent upon our relationships with the major motion picture studios and broadcasters, and licensing of our technologies is particularly dependent upon our relationships with system licensees, software vendors, and integrated circuit, or IC, manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be more likely not to purchase and use our products, services, and technologies, or create content incorporating our technologies, which could materially harm our business and prospects. In addition to directly providing substantially all of our revenue, these relationships are also critical to our ability to have our technologies adopted as industry standards. In addition, if major industry participants form strategic relationships that exclude us, whether in products, services, or licensing, our business and prospects could be materially adversely affected.

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

In addition, a significant number of our employees are located outside the United States. This means we have exposure to changes in foreign laws governing our relationships with our employees, which could have a direct impact on our operating costs. Expansion into international markets has required, and will require, significant management attention and resources. Moreover, local laws and customs in many countries differ significantly from those in the United States. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act and U.S. export controls. Although we implement policies and procedures designed to ensure compliance with the Foreign Corrupt Practices Act and U.S. export controls, there can be no assurance that all of our employees, distributors, dealers, and agents will not take actions in violation of our policies or these regulations. Any such violation, even if prohibited by our policies, could have an adverse effect on our business.

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

As of March 26, 2010, we had over 1,800 individual issued patents and approximately 2,000 pending patent applications in nearly 45 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through January 2028. Of these, 25 patents are scheduled to expire in the remainder of calendar year 2010, 34 patents are scheduled to expire in calendar year 2011, and 51 patents are scheduled to expire in calendar year 2012. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2010 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2019 and 2026. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

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

In November 2009, we announced a stock repurchase program, whereby we may repurchase up to $250 million shares of our Class A common stock. This repurchase program may reduce the public float of shares available for trading on a daily basis. Depending on market conditions and other factors, such purchases may be limited, suspended or terminated at any time without prior notice. There can be no assurance that we will buy additional shares of our Class A common stock under our stock repurchase program or that any future repurchases will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our Class A common stock, the nature of other investment opportunities presented to us from time to time, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.

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

The loss of or delay in operations of one or more of our key suppliers could materially delay or stop the production of our products and impair our ability to generate revenue.

Our reliance on outside suppliers for some of the key materials and components we use in manufacturing our products involves risks, including limited control over the price, timely delivery, and quality of such components. We have no agreements with our suppliers to ensure continued supply of materials and components. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause material delays in our production operations and increase our production costs. In addition, at times our suppliers have not been, and in the future may not be, able to meet our production demands as to volume, quality or timeliness. Moreover, we rely on sole source suppliers for some of the components that we use to manufacture our products, including specific charged coupled devices, light emitting diodes, and digital signal processors. These sole source suppliers may become unable or unwilling to deliver these components to us at an acceptable cost or at all, which could force us to redesign those specific products. Our inability to obtain timely delivery of key components of acceptable quality, any significant increases in the prices of components, or the redesign of our products could result in material production delays, increased costs, and reductions in shipments of our products, any of which could increase our operating costs, harm our customer relationships or materially and adversely affect our business and operating results. For example, strong market demand for 3D and digital cinema units, combined with component constraints within the electronics industry and supplier manufacturing capacity constraints, has limited our ability to ship 3D and digital cinema products and accessories and has created a backlog of orders. We are working with our suppliers to alleviate these constraints and we believe that we will fulfill the majority of the backlog as of March 26, 2010 by the end of our fiscal 2010.

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

We rely significantly on a global network of independent, regional distributors to market and distribute our cinema and broadcast products. Our distributor arrangements are non—exclusive and our distributors are not obligated to buy our products and can represent competing products. If we lose a major distributor for any reason or if our distributors are unable or unwilling to dedicate the resources necessary to promote our portfolio of products, our revenue will be adversely affected. Difficulties in ongoing relationships with distributors, such as failures to adhere to our policies also could adversely affect us. For example, while we have implement policies designed to promote compliance with the Foreign Corrupt Practices Act, export controls, and local laws, we do not have direct control over the business and risk management policies adopted by our distributors, and they could act contrary to our policies.

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

We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:

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

At March 26, 2010, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 60,000,000 shares of our Class B common stock. As of March 26, 2010, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99% of our outstanding Class B common stock, which in the aggregate represented approximately 91% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendants will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Ray Dolby, his affiliates, his family members, and descendants will maintain this control even if in the future they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. Absent a transfer of Class B common stock that would trigger an automatic conversion as described above, there is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates, his family members, and descendants continue to hold shares of Class B common stock representing approximately 10% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As of March 26, 2010, we had a total of 113,699,949 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.

As of March 26, 2010, our directors and executive officers beneficially held 60,080,000 shares of Class B common stock, 53,835 shares of Class A common stock, vested options to purchase 398,076 shares of Class B common stock and vested options to purchase 379,201 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended March 26, 2010, we issued an aggregate of 273,918 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since March 27, 2010 through April 15, 2010, we issued an aggregate of 31,613 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of approximately $0.7 million in the fiscal quarter ended March 26, 2010, and approximately $0.2 million in the period since March 27, 2010 through April 15, 2010 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of April 15, 2010 options to purchase an aggregate of 1,106,123 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

The following table provides information regarding the Company's purchases of its Class A Common stock, $0.001 par value per share, during the second quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 26, 2009 - January 22, 2010	304,908	$49.28	304,908	$219.3 million
January 23, 2010 - February 19, 2010	348,051	$51.64	348,051	$201.3 million
February 20, 2010 - March 26, 2010	609,126	$56.55	609,126	$166.9 million
Total	1,262,085	$53.44	1,262,085	$166.9 million

(1)	Shares of Class A common stock were purchased under a $250.0 million stock repurchase program announced by the Company on November 3, 2009. The stock repurchase program does not have an expiration date. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as the Company considers appropriate.
(2)	Amounts shown in this column reflect amounts remaining under the stock repurchase program.

ITEM 5. OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2010 Annual Meeting of Stockholders (the “Annual Meeting”) on February 9, 2010 at our executive offices located at 100 Potrero Avenue, San Francisco, CA 94103-4813. At the Annual Meeting, our stockholders:

1.	Elected nine directors to serve until the 2011 Annual Meeting of Stockholders or until their successors are duly elected and qualified; and

2.	Ratified the appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending September 24, 2010.

Each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to ten votes, on all matters submitted to a vote of stockholders, unless otherwise required by law. The Class A common stock and Class B common stock vote together as a single class. At the Annual Meeting, the holders of Class A common stock and Class B common stock voted as follows:

1.	Election of Directors

Directors	Votes For	Votes Withheld	Broker Non-Votes
Ray Dolby	642,896,208	1,664,146	5,726,139
Kevin Yeaman	643,207,417	1,352,937	5,726,139
Peter Gotcher	642,881,570	1,678,784	5,726,139
Nicholas Donatiello, Jr.	643,695,106	865,248	5,726,139
Ted W. Hall	643,669,718	890,636	5,726,139
Bill Jasper	642,880,763	1,679,591	5,726,139
Sanford Robertson	643,672,108	888,246	5,726,139
Roger Siboni	643,700,244	860,110	5,726,139
Avadis Tevanian, Jr.	643,667,509	892,845	5,726,139

2.	Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending September 24, 2010.

Votes For:	649,890,745
Votes Against:	373,635
Abstentions:	22,113

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory arrangement
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2010

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