Form 10-Q
period 2010-06-25
Dolby Laboratories, Inc.
filed 2010-07-29
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 25, 2010

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

On July 15, 2010 the registrant had 53,138,401 shares of Class A common stock, par value $0.001 per share, and 59,590,126 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 25, 2009	June 25, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$451,678	$519,098
Short-term investments	283,808	303,771
Accounts receivable, net	22,981	47,650
Inventories	12,975	16,989
Deferred taxes	83,438	101,723
Prepaid expenses and other current assets	45,958	23,007

Total current assets	900,838	1,012,238
Long-term investments	205,938	222,664
Property, plant, and equipment, net	92,178	95,486
Intangible assets, net	82,035	69,322
Goodwill	261,121	258,853
Deferred taxes	23,755	29,272
Other non-current assets	15,450	15,351

Total assets	$1,581,315	$1,703,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,921	$13,284
Accrued liabilities	100,901	126,775
Income taxes payable	3,934	17,841
Current portion of long-term debt	1,624	1,675
Deferred revenue	37,204	12,041

Total current liabilities	156,584	171,616
Long-term debt, net of current portion	5,825	4,470
Long-term deferred revenue	10,759	11,758
Deferred taxes	13,573	12,919
Other non-current liabilities	31,469	29,316

Total liabilities	218,210	230,079
Stockholders’ equity:
Class A common stock	53	53
Class B common stock	60	60
Additional paid-in capital	478,979	375,241
Retained earnings	852,475	1,070,911
Accumulated other comprehensive income	9,541	4,558

Total stockholders’ equity – Dolby Laboratories, Inc.	1,341,108	1,450,823
Controlling interest	21,997	22,284

Total stockholders’ equity	1,363,105	1,473,107

Total liabilities and stockholders’ equity	$1,581,315	$1,703,186

See accompanying notes to condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 26, 2009	June 25, 2010	June 26, 2009	June 25, 2010
	(unaudited)
Revenue:
Licensing	$142,141	$170,326	$456,076	$532,045
Products	21,790	52,651	75,744	140,147
Services	7,313	7,292	23,806	22,714

Total revenue	171,244	230,269	555,626	694,906

Cost of revenue:
Cost of licensing	3,362	3,719	11,223	13,282
Cost of products (1)	13,142	23,336	46,776	72,042
Cost of services (1)	3,246	3,407	9,546	10,554
Gain from amended patent licensing agreement	—	—	(20,041)	—
Impairment of products provided under operating leases	—	9,594	—	9,594

Total cost of revenue	19,750	40,056	47,504	105,472

Gross margin	151,494	190,213	508,122	589,434

Operating expenses:
Research and development (1)	20,871	27,513	59,831	75,561
Sales and marketing (1)	24,403	36,527	68,963	93,635
General and administrative (1)	26,523	29,165	76,912	86,677
Restructuring charges, net	1,278	1,068	4,012	1,371

Total operating expenses	73,075	94,273	209,718	257,244

Operating income	78,419	95,940	298,404	332,190
Interest income	2,431	1,879	9,183	5,665
Interest expense	(187)	(392)	(599)	(589)
Other (expenses)/income, net	(1,644)	655	(2,790)	1,124

Income before provision for income taxes	79,019	98,082	304,198	338,390
Provision for income taxes	(27,502)	(34,394)	(104,555)	(118,890)

Net income including controlling interest	51,517	63,688	199,643	219,500
Less: net income attributable to controlling interest	(371)	(236)	(951)	(1,064)

Net income attributable to Dolby Laboratories, Inc.	$51,146	$63,452	$198,692	$218,436

Earnings per share attributable to Dolby Laboratories, Inc. (basic)	$0.45	$0.56	$1.76	$1.92
Earnings per share attributable to Dolby Laboratories, Inc. (diluted)	$0.44	$0.55	$1.73	$1.89
Weighted-average shares outstanding (basic)	113,261	113,254	112,907	113,775
Weighted-average shares outstanding (diluted)	115,528	115,282	115,153	115,780

Related party rent expense included in general and administrative expenses	$378	$343	$1,059	$1,029

(1) Stock-based compensation was classified as follows:

Cost of products	$93	$126	$471	$305
Cost of services	29	36	85	99
Research and development	1,447	1,869	3,788	4,613
Sales and marketing	2,006	2,573	4,746	6,522
General and administrative	2,980	3,540	6,885	9,476

See accompanying notes to condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year-to-Date Ended
	June 26, 2009	June 25, 2010
	(unaudited)
Operating activities:
Net income including controlling interest	$199,643	$219,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,501	25,545
Stock-based compensation expense	15,551	20,501
Amortization of premium on investments	3,942	6,384
Excess tax benefit from exercise of stock options	(3,548)	(16,890)
Provision for doubtful accounts	1,148	(181)
Deferred taxes	19,832	(21,782)
Unrealized losses/(gains) on Put Rights	(9,452)	6,506
Unrealized losses/(gains) on auction rate certificates	10,854	(7,601)
Gain from amended patent licensing agreement	(20,041)	—
Impairment of products provided under operating leases	—	9,594
Other non-cash items affecting net income	1,795	2,007
Changes in operating assets and liabilities:
Accounts receivable	(24,694)	(24,595)
Inventories	145	(4,087)
Prepaid expenses and other assets	3,163	15,730
Accounts payable and accrued liabilities	(24,244)	24,273
Income taxes, net	248	31,903
Deferred revenue	4,788	(24,282)
Other liabilities	(2,367)	(74)
Payment on litigation settlement	(3,000)	(3,000)

Net cash provided by operating activities	195,264	259,451

Investing activities:
Purchases of available-for-sale securities	(304,723)	(556,172)
Proceeds from sale of available-for-sale and trading securities	97,985	519,857
Purchases of property, plant, and equipment	(9,236)	(24,882)
Purchase of intangible assets	(8,321)	(825)
Acquisitions, net of cash acquired	(16,621)	—

Net cash used in investing activities	(240,916)	(62,022)

Financing activities:
Payments on debt	(1,121)	(1,192)
Proceeds from the exercise of stock options	9,410	32,948
Issuance of Class A common stock (Employee Stock Purchase Plan)	3,465	4,060
Repurchase of common stock	—	(177,648)
Excess tax benefit from the exercise of stock options	3,548	16,890

Net cash provided by/(used in) financing activities	15,302	(124,942)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,035)	(5,067)

Net increase/(decrease) in cash and cash equivalents	(31,385)	67,420
Cash and cash equivalents at beginning of period	394,761	451,678

Cash and cash equivalents at end of period	$363,376	$519,098

Supplemental disclosure:
Cash paid for income taxes	$84,397	$108,598
Cash paid for interest	782	546

See accompanying notes to condensed consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying interim condensed consolidated balance sheets as of September 25, 2009 and June 25, 2010, and the condensed consolidated statements of operations for the fiscal quarters and fiscal year-to-date periods ended June 26, 2009 and June 25, 2010, and the condensed consolidated statements of cash flows for the fiscal year-to-date periods ended June 26, 2009 and June 25, 2010 are unaudited. The September 25, 2009 condensed consolidated balance sheet was derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). In our opinion, the interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 25, 2009 and include all adjustments necessary for fair presentation.

The results for the fiscal quarter and fiscal year-to-date period ended June 25, 2010 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 24, 2010.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include estimated selling prices for elements sold in multiple-element revenue arrangements, valuation allowances for accounts receivable, carrying values of inventories, products provided under operating leases, goodwill, intangible assets, stock-based compensation, fair values of investments, put rights, accrued expenses, including liabilities for unrecognized tax benefits and deferred income tax assets. Actual results could differ from our estimates.

Reclassifications

We have changed the presentation of our operating expenses categories from prior years. To provide additional detail, we have separated the selling, general, and administrative category presented in prior years into two categories: sales and marketing and general and administrative. We have also reclassified certain prior period amounts within our condensed consolidated statements of operations to conform to current period presentation. Prior year research and development-related facilities and other expenses that were previously presented within the selling, general, and administrative category of operating expenses were reclassified to the research and development category of operating expenses. In addition, we reclassified gain on settlements, which was presented in prior years as a separate category within operating expenses, into the sales and marketing category of operating expenses.

2. Summary of Significant Accounting Policies

Except for the changes listed below, there have been no material changes in our significant accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 25, 2009.

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

Controlling Interests

In December 2007, the FASB amended the accounting standards for the consolidation of controlling interests, which changed the presentation requirements for our controlling interest. Our adoption of this accounting standard did not change our accounting for our controlling interest. The amended standards resulted in changes to the presentation of net income in our condensed consolidated statements of operations and the reclassification of controlling interest from the mezzanine to the equity section of our condensed consolidated balance sheets for all periods presented.

Fair Value Measurements and Disclosures

In January 2010, the FASB amended the accounting standard for fair value measurements to require new disclosures for transfers of financial assets and liabilities into and out of Levels 1 and 2 in the fair value hierarchy and for activity in Level 3 in the fair value hierarchy. The amendments are effective for interim and annual reporting periods beginning with our fiscal quarter ended March 26, 2010, except for the disclosures for Level 3 activity, which are effective for interim and annual reporting periods for our fiscal year ending September 28, 2012, with early adoption permitted. We adopted the amended disclosure requirements for Levels 1 and 2 beginning in our fiscal quarter ended March 26, 2010. The adoption of the amended disclosure requirements for fair value measurements did not affect our disclosures because we did not transfer financial assets or liabilities between levels in the fair value hierarchy.

Revenue Recognition

In October 2009, the FASB amended the revenue recognition accounting standards to exclude sales of qualifying tangible products that contain essential software elements from the scope of the software revenue recognition standards. In the first quarter of fiscal 2010, we adopted this accounting standard for revenue arrangements entered into or materially modified after September 25, 2009. Due to this adoption, we no longer account for product sales that contain software elements under the software revenue recognition standards.

Also in October 2009, the FASB amended the accounting standards for multiple-element (ME) revenue arrangements to:

•	Provide updated guidance on whether these arrangements exist, how the elements should be separated, and what consideration should be allocated to each element;

•

Require an entity to allocate consideration using the estimated selling price (ESP) of each element if the entity does not have vendor specific objective evidence (VSOE) of the selling price or third-party evidence (TPE) of the selling price; and,

•	Require a vendor to allocate consideration using the relative selling price method.

In the first quarter of fiscal 2010, we adopted the amended accounting standards for ME revenue arrangements entered into or materially modified after September 25, 2009. Prior to adoption, we were not able to establish VSOE of the standalone selling price for the undelivered support and maintenance elements for a majority of our ME arrangements. The previous accounting standards required VSOE in order to allocate the arrangement consideration to each individual element. Since we had not established VSOE, we allocated the entire arrangement consideration to the undelivered element and ratably recognized the revenue over its estimated support period.

Under the new accounting guidance, we allocate the arrangement consideration to each element based on its relative selling price, which we establish using a selling price hierarchy. We determine the selling price of each element based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. We typically are not able to establish VSOE or TPE for the individual elements in our ME arrangements; therefore, we estimate the selling price for these elements.

We determine our best estimate of the selling price for an individual element within a ME revenue arrangement using the same methods utilized to determine the selling price of an element sold on a standalone basis. If we sell the element on a standalone basis, we estimate the selling price by considering actual sales prices. Otherwise, we estimate the selling price by considering internal factors such as pricing practices and margin objectives. Consideration is also given to market conditions such as competitor pricing strategies, customer demands, and industry technology lifecycles. Management applies judgment to establish margin objectives, pricing strategies, and technology lifecycles.

We evaluate each element in a ME arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement consideration is allocated to this combined single unit. Our adoption of the amended guidance changed our units of accounting for our revenue transactions by allowing us to use ESP to allocate the total consideration amongst the delivered and undelivered elements in an arrangement.

If the unit separation criteria are met, we account for each element within a ME arrangement (such as hardware, software, maintenance, and other services) separately and we allocate consideration based on the relative selling price of each element. For some arrangements, customers receive certain elements over a period after delivery of the initial product. These elements may include support and maintenance and/or the right to receive upgrades. Revenue allocated to the undelivered element is recognized over either its estimated service period or when the upgrade is delivered. We do not recognize revenue that is contingent upon the future delivery of products or services or upon future performance obligations. We recognize revenue for delivered elements only when we have completed all contractual obligations.

We account for the majority of our digital cinema server sales as ME arrangements that have two separate units, or elements, of accounting. The first element consists of our digital cinema server hardware and the accompanying software, which is essential to the functionality of the hardware. This element is typically delivered at the time of sale. The second element is the right to receive support and maintenance, which is included with the purchase of the hardware element and is typically delivered over a service period subsequent to the initial sale. The application of the new revenue accounting standards to our digital cinema server sales typically results in the allocation of a substantial majority of the arrangement consideration to the delivered hardware element based on its ESP, which we recognize as revenue at the time of sale. A small portion of the arrangement consideration is allocated to the undelivered support and maintenance element, based on its ESP, and is recognized as revenue ratably over the estimated service period, which is typically one year.

For ME product arrangements entered into or materially modified in the fiscal quarter ended June 25, 2010 and in the fiscal year-to-date period ended June 25, 2010, we recognized revenue of $24.1 million and $56.1 million. At June 25, 2010, the deferred revenue balance from these transactions was $0.9 million, representing the estimated selling price of our support and maintenance obligation bundled with our hardware sales.

Our adoption of the amended guidance did not change the accounting for product arrangements entered into on or before September 25, 2009 and we continue to recognize revenue for such arrangements ratably over the estimated support period for the undelivered element. For product arrangements entered into on or before September 25, 2009, we recognized $5.1 million and $27.1 million in previously deferred revenue in the fiscal quarter ended June 25, 2010 and the fiscal year-to-date period ended June 25, 2010. At June 25, 2010, the remaining deferred revenue balance from these transactions was $3.7 million. We expect to recognize the majority of this deferred revenue in fiscal 2010.

The following is a summary of our products revenue and the associated deferred revenue balances:

	Revenue		Deferred Revenue
	Fiscal quarter ended June 25, 2010	Fiscal year-to- date ended June 25, 2010	June 25, 2010
	(in thousands)
Products sold during fiscal 2010:
Multiple-element arrangements	$24,103	$56,139	$907
Standalone arrangements (1)	23,496	56,917	160
Products sold in prior periods for which revenue was deferred (2)	5,052	27,091	3,687

Total	$52,651	$140,147	$4,754

(1)	These arrangements were not affected by the changes in revenue accounting standards.
(2)	Represents revenue attributable to multiple-element arrangements entered into on or before September 25, 2009.

3. Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 25, 2009 and June 25, 2010 consisted of the following:

	September 25, 2009	June 25, 2010
	(in thousands)
Cash and cash equivalents:
Cash	$132,772	$163,345
Cash equivalents:
Money market funds	318,906	324,772
Municipal debt securities	—	30,981

Total cash and cash equivalents	451,678	519,098

Short-term investments:
Auction rate certificates	57,254	23,155
Corporate bonds	—	1,001
Municipal debt securities	105,963	168,884
U.S. agency securities	20,367	80,756
U.S. government bonds	19,995	29,975
Variable rate demand notes	80,229	—

Total short-term investments	283,808	303,771

Long-term investments (1):
Corporate bonds	22,655	21,671
Municipal debt securities	130,006	164,959
U.S. agency securities	22,628	36,034
U.S. government bonds	30,649	—

Total long-term investments	205,938	222,664

Total cash, cash equivalents and investments	$941,424	$1,045,533

(1)	Our long-term investments have maturities that range from one to three years.

As of June 25, 2010, we held tax-exempt auction rate certificates with a par value of $26.4 million. Auctions for these investments have failed, and the investments have been illiquid as a result, since February 2008. In November 2008, we elected to accept a rights offering from UBS AG, (collectively with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, referred to as UBS). The rights offering (Put Rights) provides us with an option to sell to UBS, at par value, our auction rate certificates purchased through UBS at any time during a two-year sale period beginning June 30, 2010. We elected to measure the Put Rights at fair value with gains and losses recognized as a component of net income. Simultaneous with the acceptance of the rights offering, we reclassified our auction rate certificates from the available-for-sale to the trading securities category, with unrealized gains and losses reported as a component of net income, within long-term investments in our consolidated balance sheet.

As of June 25, 2010, our Put Rights are classified as financial assets within prepaid and other current assets and our auction rate certificates are classified as short-term investments. Of the $68.1 million in par value of auction rate securities that we held as of September 25, 2009, $33.6 million and $41.7 million were redeemed at par by the issuers during the fiscal quarter ended June 25, 2010 and fiscal year-to-date period ended June 25, 2010. As a result, we recognized gains of $4.7 million and $7.6 million in the fiscal quarter ended June 25, 2010 and fiscal year-to-date period ended June 25, 2010. These gains represented the excess of the par value redeemed over the fair market value of the auction rate certificates. Concurrently, we recognized net losses from the associated Put Rights of $3.8 million and $6.5 million for the fiscal quarter ended June 25, 2010 and fiscal year-to-date period ended June 25, 2010.

Subsequent to June 25, 2010, we exercised the Put Rights and received cash from UBS in the amount of $26.5 million, representing the par value plus accrued interest related to our auction rate certificates held as of June 25, 2010. See Note 12 “Subsequent Event” for details.

Our investment portfolio, which is recorded as cash equivalents, short-term investments, and long-term investments, was as follows:

	September 25, 2009
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Auction rate certificates	$57,254	$—	$—	$57,254
Corporate bonds	22,403	252	—	22,655
Money market funds	318,906	—	—	318,906
Municipal debt securities	233,320	2,667	(18)	235,969
U.S. agency securities	42,515	480	—	42,995
U.S. government bonds	50,431	213	—	50,644
Variable rate demand notes	80,229	—	—	80,229

Cash equivalents and investments	$805,058	$3,612	$(18)	$808,652

	June 25, 2010
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Auction rate certificates	$23,155	$—	$—	$23,155
Corporate bonds	22,269	403	—	22,672
Money market funds	324,772	—	—	324,772
Municipal debt securities	363,023	1,870	(69)	364,824
U.S. agency securities	116,286	504	—	116,790
U.S. government bonds	29,946	29	—	29,975

Cash equivalents and investments	$879,451	$2,806	$(69)	$882,188

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

The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position:

	September 25, 2009
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Municipal debt securities	$8,405	$(18)	$—	$—	$8,405	$(18)

Total	$8,405	$(18)	$—	$—	$8,405	$(18)

	June 25, 2010
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Values	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Municipal debt securities	$92,264	$(69)	$—	$—	$92,264	$(69)

Total	$92,264	$(69)	$—	$—	$92,264	$(69)

The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of June 25, 2010, we owned twenty-seven municipal debt securities that were in an unrealized loss position. We do not intend to sell, nor will we need to sell, these securities before we recover the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at September 25, 2009 and June 25, 2010 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.

Accounts Receivable

Accounts receivable consists of the following:

	September 25, 2009	June 25, 2010
	(in thousands)
Trade accounts receivable	$21,991	$38,445
Accounts receivable related to patent administration program	3,212	10,660

Accounts receivable, gross	25,203	49,105
Less: Allowance for doubtful accounts	(2,222)	(1,455)

Accounts receivable, net	$22,981	$47,650

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 25, 2009	June 25, 2010
	(in thousands)
Raw materials	$3,670	$5,309
Work in process	1,207	2,778
Finished goods	8,098	8,902

Inventories	$12,975	$16,989

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

	September 25, 2009	June 25, 2010
	(in thousands)
Land	$14,004	$13,736
Buildings	29,694	29,017
Leasehold improvements	48,325	50,581
Machinery and equipment	27,022	28,617
Computer systems and software	32,750	49,124
Furniture and fixtures	17,991	15,345
Products provided under operating leases	20,025	9,806

	189,811	196,226
Less: Accumulated depreciation	(97,633)	(100,740)

Property, plant and equipment, net	$92,178	$95,486

Depreciation expense for our property, plant and equipment was $3.4 million and $4.5 million in the fiscal quarters ended June 26, 2009 and June 25, 2010, and is included in cost of products, cost of services, research and development expenses, sales and marketing expenses and general and administrative expenses in the accompanying condensed consolidated statements of operations. Depreciation expense for our property, plant and equipment was $10.0 million and $12.8 million for the fiscal year-to-date periods ended June 26, 2009 and June 25, 2010.

Our products provided under operating leases represent digital cinema equipment that we leased to exhibitors beginning in fiscal 2005 in an effort to encourage the motion picture industry to transition to digital cinema. In conjunction with our exhibitor lease arrangements, we receive a virtual print fee from participating film studios for each digital print delivered for exhibition on the leased equipment.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. During the fiscal quarter ended June 25, 2010, certain events occurred that indicated that the carrying value of our products provided under operating leases may not be recoverable. These events included a reduction in expected virtual print fees and a reduction in market prices for digital cinema equipment. As a result, we concluded that sufficient indicators existed to require an impairment analysis during the fiscal quarter ended June 25, 2010.

Based on our estimates of the undiscounted future cash flows from virtual print fees and the potential sale value of the equipment, our analysis determined that the equipment was impaired. Accordingly, we estimated the fair market value of the equipment based on potential sale price estimates and recorded the excess of the carrying value over the fair market value as an impairment charge. For the fiscal quarter ended June 25, 2010, we recorded an impairment charge of $9.6 million from our products provided under operating leases, which is included in the impairment of products provided under operating leases line item in the accompanying condensed consolidated statements of operations. As of June 25, 2010 management had not committed to a plan to sell our products provided under operating leases; accordingly, these assets are classified as held for use. We believe that the remaining carrying value of our products provided under operating leases is recoverable as of June 25, 2010.

Goodwill and Intangible Assets

The following table outlines changes to the carrying amount of goodwill:

(in thousands)
Balance at September 25, 2009	$261,121
Translation adjustments and other	(2,268)

Balance at June 25, 2010	$258,853

Intangible assets consist of the following:

	September 25, 2009	June 25, 2010
	(in thousands)
Amortized intangible assets:
Acquired patents and technology	$59,964	$60,201
Customer relationships	30,851	30,281
Customer contracts	6,073	5,973
Other intangibles	20,184	20,307

Intangible assets, gross	117,072	116,762
Less: Accumulated amortization	(35,037)	(47,440)

Intangible assets, net	$82,035	$69,322

Amortization expense for our intangible assets was $3.5 million and $3.7 million in the fiscal quarters ended June 26, 2009 and June 25, 2010, respectively, and is included in cost of licensing, cost of products, and sales and marketing expenses in the accompanying condensed consolidated statements of operations. Amortization expense for our intangible assets was $11.5 million and $12.7 million for the fiscal year-to-date periods ended June 26, 2009 and June 25, 2010, respectively.

The decrease in intangible assets, gross from September 25, 2009 to June 25, 2010 was due to foreign currency translation.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 25, 2009	June 25, 2010
	(in thousands)
Accrued royalties	$2,070	$3,836
Amounts payable to joint licensing program partners	28,906	37,614
Accrued compensation and benefits	40,952	50,280
Accrued professional fees	4,392	7,320
Current portion of litigation settlement (see Note 7)	2,785	2,854
Other accrued liabilities	21,796	24,871

Accrued liabilities	$100,901	$126,775

Accumulated Other Comprehensive Income

Accumulated foreign currency translation gains, net of tax, were $7.3 million at September 25, 2009, compared to $2.9 million at June 25, 2010. Accumulated unrealized gains on investments, net of tax, were $2.2 million at September 25, 2009, compared to $1.7 million at June 25, 2010.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Dolby Laboratories, Inc.:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 26, 2009	June 25, 2010	June 26, 2009	June 25, 2010
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$51,146	$63,452	$198,692	$218,436

Denominator:
Weighted average shares outstanding (basic)	113,261	113,254	112,907	113,775
Potential common shares from options to purchase Class A and Class B common stock	2,198	1,817	2,209	1,835
Potential common shares from restricted stock units	69	211	37	170

Weighted average shares outstanding (diluted)	115,528	115,282	115,153	115,780

Earnings per share attributable to Dolby Laboratories, Inc. (basic)	$0.45	$0.56	$1.76	$1.92
Earnings per share attributable to Dolby Laboratories, Inc. (diluted)	$0.44	$0.55	$1.73	$1.89

We have excluded 3,121,320 options and 209,581 restricted stock units from the calculation of potential common shares for the fiscal quarter ended June 26, 2009 and we have excluded 1,414,260 options and 28,615 restricted stock units from the calculation of potential common shares for the fiscal quarter ended June 25, 2010, because their inclusion would have been anti-dilutive. We have excluded 3,545,485 options and 627,413 restricted stock units from the calculation of potential common shares for the fiscal year-to-date period ended June 26, 2009 and we have excluded 1,949,549 options and 403,080 restricted stock units from the calculation of potential common shares for the fiscal year-to-date period ended June 25, 2010, because their inclusion would have been anti-dilutive.

Withholding and Sales Tax

We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities. Withholding tax remittances were $4.9 million and $8.0 million in the fiscal quarters ended June 26, 2009 and June 25, 2010, respectively. Withholding taxes were $17.0 million and $24.1 million in the fiscal year-to-date periods ended June 26, 2009 and June 25, 2010, respectively. We account for sales tax on a net basis by excluding sales tax from our revenue.

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

Level 1:	Quoted prices in active markets that are accessible by us at the measurement date for identical assets and liabilities.

Level 2:	Prices not directly accessible by us. Such prices may be based upon quoted prices in active markets or inputs not quoted on active markets but are corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities carried at fair value as of September 25, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan	$3,935	$—	$—	$3,935
Money market funds	318,906	—	—	318,906
Corporate bonds	—	22,655	—	22,655
Forward currency contract	—	14	—	14
Municipal debt securities	—	235,969	—	235,969
U.S. agency securities	—	42,995	—	42,995
U.S. government bonds	—	50,644	—	50,644
Variable rate demand notes	—	80,229	—	80,229
Auction rate certificates	—	—	57,254	57,254
Put Rights	—	—	9,508	9,508

Total	$322,841	$432,506	$66,762	$822,109

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan	$3,935	$—	$—	$3,935
Interest rate derivative	—	279	—	279

Total	$3,935	$279	$—	$4,214

Financial assets and liabilities carried at fair value as of June 25, 2010 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan	$2,070	$—	$—	$2,070
Money market funds	324,772	—	—	324,772
Corporate Bonds	—	22,672	—	22,672
Municipal debt securities	—	364,824	—	364,824
U.S. agency securities	—	116,790	—	116,790
U.S. government bonds	—	29,975	—	29,975
Auction rate certificates	—	—	23,155	23,155
Put Rights	—	—	3,002	3,002

Total	$326,842	$534,261	$26,157	$887,260

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan	$2,070	$—	$—	$2,070
Interest rate derivative	—	255	—	255

Total	$2,070	$255	$—	$2,325

We base the fair value of our Level 1 financial instruments on active quoted market prices for identical instruments. Our Level 1 financial instruments include money market funds and mutual fund investments held in our supplemental retirement plan. We obtain the fair value of our Level 2 financial instruments from professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Our Level 2 financial instruments include corporate bonds, municipal debt securities, U.S. agency securities, U.S. government bonds, variable rate demand notes, and an interest rate derivative. We classify our auction rate certificates and Put Rights as Level 3 financial assets because quoted prices are unobservable or no market data is available.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Auction rate certificates and Put Rights
(in thousands)
Balances at September 25, 2009	$66,762
Gains or losses included in earnings:
Unrealized gains from auction rate certificates	7,601
Realized gain from release of credit risk discount on Put Rights	1,095
Unrealized losses from Put Rights	(7,601)
Redemptions at par of auction rate certificates	(41,700)

Balances at June 25, 2010	$26,157

Observable market information is insufficient to determine the fair value of our auction rate certificates and Put Rights. We estimated the fair value of our auction rate certificates by using a discounted cash flow model, which incorporates assumptions that market participants would use in their estimates of fair value. Some of the inputs used to determine the fair value of our auction rate certificates include the interest yield of the securities, market volatility, the expected liquidity of the securities, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, the likelihood of a successful future auction, and the final stated maturities of the securities. We estimated the fair value of our Put Rights as the difference between par value and fair value of the underlying auction rate certificates, discounted for counterparty credit risk. Some of the inputs used to determine the fair value of our Put Rights include the value of the underlying auction rate certificates and the credit risk associated with the Put Rights issuer, UBS.

Unrealized gains/losses from auction rate certificates, realized gains on redemptions, and unrealized gains/losses from our Put Rights are included in the other expense, net line item in our condensed consolidated statement of operations for the fiscal year-to-date period ended June 25, 2010.

5. Stock-Based Compensation

We have adopted compensation plans that provide for grants of stock-based awards as a form of compensation to employees, officers, and directors. We have issued stock-based awards in the form of stock options, restricted stock units, stock appreciation rights, and shares issued under our employee stock purchase plan. Stock-based compensation expense was $6.6 million and $8.1 million for the fiscal quarters ended June 26, 2009 and June 25, 2010. Stock-based compensation expense was $16.0 million and $21.0 million for the fiscal year-to-date periods ended June 26, 2009 and June 25, 2010.

Our stock-based compensation expense in the fiscal quarter ended June 26, 2009 was primarily comprised of $4.8 million and $1.7 million for stock options and restricted stock units. Our stock-based compensation expense in the fiscal quarter ended June 25, 2010 was primarily comprised of $5.1 million for stock options, $2.7 million for restricted stock units, and $0.1 million for stock appreciation rights. Our stock-based compensation expense in the fiscal year-to-date period ended June 26, 2009 was primarily comprised of $12.1 million and $3.4 million for stock options and restricted stock units. Our stock-based compensation expense in the fiscal year-to-date period ended June 25, 2010 was primarily comprised of $13.3 million for stock options, $6.7 million for restricted stock units, and $0.5 million for stock appreciation rights.

During the year-to-date period ended June 26, 2009, we granted 1,453,650 stock options at a weighted average exercise price of $32.89 per share and 443,670 restricted stock units at a weighted average grant price of $32.47 per share. During the fiscal year-to-date period ended June 25, 2010, we granted 1,446,881 stock options at a weighted average exercise price of $51.91 per share and 406,030 restricted stock units at a weighted average price of $51.82 per share.

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

During the fiscal quarter ended June 25, 2010, we informed approximately 60 general and administrative employees of our plans to reorganize certain aspects of our global business infrastructure. As a result of this action, we have offered severance benefits to the affected employees. The majority of these employees are required to render service through November 15, 2010 to receive these severance benefits. We have begun to recognize the total estimated severance and other associated costs of approximately $5.0 million for these employees on a ratable basis through this date.

Changes in our restructuring accruals, which are included within accrued liabilities on our condensed consolidated balance sheets, were as follows:

	Severance	Facilities and contract termination costs	Fixed assets write-off	Other associated costs	Total
	(in thousands)
Balance at September 25, 2009	$1,103	$88	$—	$20	$1,211
Restructuring charges	1,046	—	10	315	1,371
Cash payments	(936)	(19)	—	(208)	(1,163)
Non-cash charges	—	—	(10)	—	(10)

Balance at June 25, 2010	$1,213	$69	$—	$127	$1,409

7. Legal Proceedings

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of June 25, 2010, we had $3.0 million remaining to be paid under this settlement.

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

8. Geographic Data

Revenue by geographic region, which was determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for products revenue, and the location where we perform our services for services revenue, was as follows:

	Revenue by Geographic Region
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 26, 2009	June 25, 2010	June 26, 2009	June 25, 2010
	(in thousands)
United States	$58,398	$78,009	$192,122	$232,963
International	112,846	152,260	363,504	461,943

Total revenue	$171,244	$230,269	$555,626	$694,906

The concentration of our revenue from individual geographic regions was as follows:

	Concentration of Revenue by Geographic Region
	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 26, 2009	June 25, 2010	June 26, 2009	June 25, 2010
Americas	35%	35%	36%	35%
APAC	52%	50%	48%	49%
EMEA	13%	15%	16%	16%

In the fiscal quarters ended June 26, 2009 and June 25, 2010, revenue from one customer was $25.0 million and $28.9 million or 15% and 13% of total revenue. In the fiscal year-to-date periods ended June 26, 2009 and June 25, 2010, revenue from the same customer was $57.8 million and $84.2 million, or 10% and 12% of total revenue.

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Long-Lived Tangible Assets by Geographic Region
	September 25, 2009	June 25, 2010
	(in thousands)
United States	$71,703	$74,528
International	20,475	20,958

Total long-lived tangible assets, net of accumulated depreciation	$92,178	$95,486

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

10. Common Stock Repurchase Program

In November 2009, we announced a stock repurchase program, whereby we may repurchase up to $250 million of our Class A common stock. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors including price, regulatory requirements, and other market conditions. We may limit, suspend, or terminate the stock repurchase program at any time without prior notice. This program does not have a specified expiration date. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. Stock repurchases under the stock repurchase program commenced in the fiscal quarter ended December 25, 2009.

Stock repurchase activity under the stock repurchase program during the fiscal year-to-date period ended June 25, 2010 is summarized as follows:

	Shares Repurchased	Cost (in thousands)	Average Price Paid per Share
Repurchase activity for the fiscal quarter ended December 25, 2009	345,400	$15,661	$45.33
Repurchase activity for the fiscal quarter ended March 26, 2010	1,262,085	67,463	53.45
Repurchase activity for the fiscal quarter ended June 25, 2010	1,491,691	94,524	63.37

Total	3,099,176	$177,648	$57.32

11. Comprehensive Income and Supplemental Equity Information

Comprehensive Income

The components of comprehensive income were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 26, 2009	June 25, 2010	June 26, 2009	June 25, 2010
	(in thousands)
Net income including controlling interest	$51,517	$63,688	$199,643	$219,500
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	15,707	(975)	(9,514)	(5,101)
Unrealized gains (losses) on available-for-sale securities, net of tax	(39)	91	1,796	(532)
Reversal of unrealized losses on auction rate certificates, net of tax	—	—	3,727	—

Comprehensive income	67,185	62,804	195,652	213,867
Less: comprehensive loss (income) attributable to controlling interest	(1,997)	(361)	382	(414)

Comprehensive income attributable to Dolby Laboratories, Inc.	$65,188	$62,443	$196,034	$213,453

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

Supplemental Equity Information

The following tables present the consolidated statements of changes in stockholders’ equity attributable to Dolby Laboratories, Inc. and the controlling interest:

	Dolby Laboratories, Inc.
	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
	(in thousands)
Balance at September 26, 2008	112,474	$112	$434,907	$609,495	$4,739	$1,049,253	$22,098	$1,071,351

Net income	—	—	—	198,692	—	198,692	951	199,643
Retirement of treasury stock	—	—	11	(11)	—	—	—	—
Adjustment to controlling interest	—	—	—	—	—	—	575	575
Translation adjustments, net of taxes of $6,103	—	—	—	—	(8,181)	(8,181)	(1,333)	(9,514)
Unrealized gains on available-for-sale securities, net of taxes of $(3,449)	—	—	—	—	5,523	5,523	—	5,523
Distributions to controlling interest	—	—	—	—	—	—	(121)	(121)
Stock-based compensation expense	—	—	15,514	—	—	15,514	—	15,514
Tax benefit from the exercise of Class A and Class B stock options and vesting of restricted stock units	—	—	2,966	—	—	2,966	—	2,966
Class A common stock issued under employee stock plans, net of stock withheld for taxes	544	1	11,724	—	—	11,725	—	11,725
Exercise of Class B stock options	462	—	1,175	—	—	1,175	—	1,175

Balance at June 26, 2009	113,480	$113	$466,297	$808,176	$2,081	$1,276,667	$22,170	$1,298,837

	Dolby Laboratories, Inc.
	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
	(in thousands)
Balance at September 25, 2009	113,849	$113	$478,979	$852,475	$9,541	$1,341,108	$21,997	$1,363,105

Net income	—	—	—	218,436	—	218,436	1,064	219,500
Translation adjustments, net of taxes of $2,882	—	—	—	—	(4,451)	(4,451)	(650)	(5,101)
Unrealized losses on available-for-sale securities, net of taxes of $324	—	—	—	—	(532)	(532)	—	(532)
Distributions to controlling interest	—	—	—	—	—	—	(127)	(127)
Stock-based compensation expense	—	—	20,501	—	—	20,501	—	20,501
Repurchase of common stock	(3,099)	—	(177,648)	—	—	(177,648)	—	(177,648)
Tax benefit from the exercise of Class A and Class B stock options and vesting of restricted stock units	—	—	16,401	—	—	16,401	—	16,401
Class A common stock issued under employee stock plans, net of stock withheld for taxes	1,289	—	34,814	—	—	34,814	—	34,814
Exercise of Class B stock options	887	—	2,194	—	—	2,194	—	2,194

Balance at June 25, 2010	112,926	$113	$375,241	$1,070,911	$4,558	$1,450,823	$22,284	$1,473,107

12. Subsequent Event

As of June 25, 2010, we held tax-exempt auction rate certificates with a par value of $26.4 million. Auctions for these investments have failed, and as a result, since February 2008, the investments have been illiquid. In November 2008, we elected to accept a rights offering from UBS. The rights offering (Put Rights) provides us with an option to sell to UBS, at par value, our auction rate certificates purchased through UBS at any time during a two-year sale period beginning June 30, 2010.

On June 30, 2010, we exercised the Put Rights. As a result, UBS purchased our remaining auction rate certificates and we subsequently received cash in the amount of $26.5 million, representing the par value and accrued interest for these auction rate certificates.

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

Overview

Since Ray Dolby founded Dolby Laboratories in 1965, we have been at the forefront of delivering audio technologies used throughout the creation, distribution, and playback processes to enhance the entertainment experience. We have introduced a number of innovative audio technologies, including noise reduction for the recording and cinema industries and surround sound for the cinema and the home, and as a result, we believe professionals and consumers view the Dolby brand as symbolizing a superior entertainment experience.

We generate revenue by licensing our technologies to manufacturers of consumer electronics (CE) products and software vendors and by selling our products and related services to entertainment content creators and distributors. We have licensed our technologies to CE manufacturers in approximately 30 countries and our licensees distribute their products incorporating our technologies throughout the world. We sell our products and provide services in over 85 countries. In fiscal 2008, 2009 and in the fiscal year-to-date period ended June 25, 2010, revenue from outside of the United States was 66%, 65% and 66% of our total revenue, respectively. We base geographical data for our licensing, products, and services revenue on the location of our licensees’ headquarters, the end location where we ship our products, or the location where we perform our services.

We generate the majority of our revenue by licensing technologies and selling products that allow for the efficient distribution of high-quality audio content to a broad range of entertainment devices and cinemas. We provide products and services to creators and distributors of audio content that enable them to encode this content using our technologies. Customers of these products and services include film studios, television broadcasters, cable television operators, and satellite television operators. We then license our technologies, such as Dolby Digital, Dolby Digital Plus, and Dolby Pulse, to CE manufacturers and software providers. These technologies enable CE products to decode and playback audio content previously encoded using the same technologies. Today, our technologies are standard in a wide range of consumer entertainment devices, including virtually all DVD players, audio/video receivers, and personal computer (PC) software DVD players. In addition, the majority of cinemas around the world use our products to playback audio content.

We believe our well-recognized brand, our customer relationships, and our well-established history of introducing successful innovative technologies enable us to capitalize on important trends in digital entertainment and to expand into existing and new markets. The transition to digital television, high-definition home theater systems, portable media devices, and downloadable content services has resulted in increased consumer expectations for the quality and convenience of entertainment content. As a result, our technologies are increasingly included in digital televisions, set-top boxes, mobile handsets, and other portable media devices. We also offer products, software, and services for digital cinema video presentation as the cinema industry transitions from film to digital content. This includes our 3D Digital Cinema solution, which now enables over 4,000 screens around the world.

We also believe that our brand and our expertise enable us to introduce technologies that improve the quality of audio and video entertainment. We have introduced audio enhancement technologies, such as Dolby Volume, that improve the audio quality of CE devices, regardless of whether the audio content was encoded using our technologies. We are developing and marketing video technologies that we believe can improve the quality of video presentation in consumer and professional devices. Further, we are developing and marketing voice technologies for use in online gaming and Bluetooth headsets. We view the video and voice markets as early-stage opportunities.

Opportunities, Challenges, and Risks

Our revenue increased 25% in the fiscal year-to-date period ended June 25, 2010 when compared to the same period in the prior fiscal year and we are optimistic about the prospects for our business. However, our business could be affected by adverse changes in general economic conditions because our technologies are incorporated in entertainment-oriented products, which are generally discretionary goods, such as DVD players, Blu-ray Disc players, DVD recorders, PCs, digital televisions, mobile devices, video game consoles, set-top boxes, home-theaters-in-a-box, camcorders, portable media devices, audio/video receivers, and in-car entertainment systems. Deterioration in economic conditions could suppress consumer demand and harm our business in the markets in which we license our technologies and sell our products.

Licensing revenue constitutes the majority of our total revenue, representing 84%, 83%, and 77% of total revenue in fiscal 2008, 2009, and the fiscal year-to-date period ended June 25, 2010, respectively. We categorize our licensing revenue into the following markets (items listed in each market incorporate our technologies):

•	PC market: primarily comprised of software DVD players, Microsoft Windows operating systems, and consumer notebooks

•	Broadcast market: primarily comprised of televisions and set-top boxes

•	CE market: primarily comprised of DVD players, DVD recorders, audio/video receivers, home-theaters-in-a-box, and Blu-ray Disc players

•	Other markets:

•	Gaming—primarily comprised of video game consoles

•	Mobile—primarily comprised of cell phones and other mobile devices

•	Automotive—primarily comprised of in-car DVD players

•	Licensing services—revenue from the administration of joint licensing programs

Our PC market represented approximately 40% of our licensing revenue in fiscal 2008, 35% in fiscal 2009 and 36% in the fiscal year-to-date period ended June 25, 2010. Our PC market was driven primarily by the inclusion of our technologies in media applications or operating systems often included in PC shipments. These media applications and operating systems include DVD playback and/or DVD authoring functionality that use our technologies. Our PC market also includes revenue from our PC Entertainment Experience (PCEE) program, a suite of technologies that enhances the audio quality of media on entertainment-oriented PCs.

Windows 7, Microsoft’s newest operating system, incorporates Dolby technologies, including Dolby Digital Plus, in four of the six available editions, Home Premium, Ultimate, Professional, and Enterprise. Prior to the release of Windows 7, our technologies were only included in premium consumer editions of Microsoft operating systems. Almost half of the world’s PC shipments are to the business market. The inclusion of our technologies in the Professional and Enterprise editions of Windows 7, typically purchased by the business market, increases the potential for us to receive royalties on a greater percentage of PC shipments.

There are several uncertainties associated with the Windows 7 opportunity, including the following:

•

The inclusion of our technologies in Windows 7 Professional and Enterprise editions could result in our technologies residing in a greater percentage of PCs, though the benefit from this potential significant increase in reported units will be partially offset by substantial discounts, thereby reducing the average per unit royalty we would receive from Microsoft over time.

•

We currently receive royalties from PCs that ship with third-party DVD software applications containing our technologies. As Windows 7 provides enhanced DVD playback and incorporates some of the functionality found in these third-party software applications, some PC manufacturers have excluded, and others may exclude in the future, third-party DVD software applications from their offerings.

•	Business customers may take several years to upgrade to Windows 7 given the longer adoption cycles associated with enterprise customers.

•

Consumers are increasingly purchasing low-cost PCs, particularly netbooks and tablet PCs, and this trend could continue in the future. We expect these PCs to be sold with Windows 7 Starter or Home Basic editions or other non-Windows operating systems, which do not contain our technologies.

Our broadcast market, driven by demand for our technologies in televisions and set-top boxes, represented approximately 20% of our licensing revenue in fiscal 2008, 25% in fiscal 2009, and 26% in the fiscal year-to-date period ended June 25, 2010. Our broadcast market has benefited from increased global shipments of digital televisions containing our technologies in the current fiscal year-to-date period. We view the broadcast market as an area for continued growth, primarily driven by broadcast markets outside of the United States. We also view broadcast services, such as terrestrial broadcast or IPTV services, which operate under particular bandwidth constraints, as another area of opportunity for us to offer Dolby Digital Plus, HE AAC, and Dolby Pulse, which enable the delivery of high-quality audio content at reduced bit rates. Notwithstanding our success in the broadcast market to date, we may not be able to capitalize on these opportunities and actual results may differ from our expectations.

Our CE market, which was driven primarily by revenue attributable to sales of Blu-ray Disc and DVD players, represented approximately 25% of licensing revenue in fiscal 2008 and 2009, and 23% in the fiscal year-to-date period ended June 25, 2010. Within our CE market in the fiscal year-to-date period ended June 25, 2010, we experienced a decrease in revenue from standard definition DVD players and an increase in revenue from Blu-ray Disc players when compared to the prior fiscal year-to-date period. Blu-ray Disc continues to represent a revenue growth opportunity within our CE market, as Blu-ray Disc players are required to support Dolby Digital for primary audio content and Dolby Digital Plus for secondary audio content, and Dolby TrueHD is an optional audio standard. However, there is a risk that revenue growth from Blu-ray Disc players may not offset future declines in revenue from standard definition DVD players.

Revenue generated from our other markets was driven by gaming, mobile, automotive, and licensing services. Gaming and automotive revenue was primarily driven by sales of video game consoles, portable gaming devices, and in-car entertainment systems with Dolby Digital, Dolby Digital Plus, ATRAC, and Dolby TrueHD technologies. Mobile revenue was primarily driven by demand for the AAC, HE AAC, and Dolby Pulse audio compression technologies incorporated into mobile devices and to a lesser extent by Dolby Mobile, our suite of postprocessing technologies optimized for mobile devices. We view the mobile market as an area of opportunity to increase revenue, however actual results may differ from our expectations. Revenue from licensing services was primarily driven by demand for standards-based audio compression technologies used in broadcast, PCs, and CE devices.

We have introduced new products and technologies that may allow further expansion of our broadcast and gaming markets, including our Professional Reference Monitor product, Dolby Volume, and Dolby Axon. Our Professional Reference Monitor is a flat-panel video reference display for imaging professionals that provides color accuracy and high contrast. Our Professional Reference Monitor uses our dynamic range imaging technologies, which enable enhanced contrast, extended brightness and dynamic range, along with reduced power consumption in LED backlit LCD televisions. Dolby Volume is a sound leveling technology providing consistent volume and quality across various programs by performing measurement and analysis of signals according to a model based on the characteristics of human hearing. Dolby Axon is a surround sound voice technology that enables online gamers to perceive the location of other players, thus making the online gaming experience more real and immersive. We do not anticipate generating significant revenue from these products and technologies in fiscal 2010.

Digital entertainment products throughout the world incorporate our technologies. We expect that sales of products incorporating our technologies in emerging economies, such as Brazil, China, India, and Russia, will increase as consumers in these markets have more disposable income to purchase entertainment products, although there can be no assurance that this will occur. We also expect that manufacturers from lower cost manufacturing countries, including China, will increase production of digital entertainment products in the future to satisfy this increased demand. There are risks associated with the opportunities of doing business in emerging economies that have affected, and will continue to affect, our operating results, such as manufacturers failing to report or underreporting product shipments containing our technologies.

Products revenue consists primarily of sales of equipment to cinema operators and broadcasters representing 11%, 13%, and 20% of our total revenue in fiscal 2008, 2009, and in the fiscal year-to-date period ended June 25, 2010, respectively.

Our cinema products represented approximately 68% of total products revenue in fiscal 2008, 82% in fiscal 2009, and 91% in the fiscal year-to-date period ended June 25, 2010. This increase in cinema products revenue as a percentage of total revenue and total product revenue in the fiscal year-to-date period ended June 25, 2010 was primarily due to increased unit sales of 3D and digital cinema products, coupled with a change in revenue recognition accounting standards. See Note 2 “Summary of Significant Accounting Policies” for additional details about the changes in revenue recognition accounting standards.

There is a trend in the cinema industry to transition to digital cinema. Digital cinema offers the motion picture industry a possible means to achieve cost savings in printing and distributing movies, to combat piracy, and to enable repeated movie playback without degradation in image and audio quality. We offer our Dolby Digital Cinema server, which allows for the storage and playback of digital content. We expect most exhibitors, which are either constructing new theatres or upgrading existing theatres, to choose digital cinema over traditional film cinema.

Our digital 3D products provide 3D image capabilities when combined with a digital cinema projector and server. We believe the success of recent 3D cinema releases is leading to the creation and distribution of more 3D cinema content. We expect the increased 3D cinema releases to further drive the transition to 3D enabled screens because more 3D screens will be needed to accommodate the increasing number of 3D motion pictures. We view the transition to 3D enabled screens as a growth opportunity; however, actual results may differ from our expectations.

Digital cinema is based on open standards, which, unlike traditional cinema standards, do not include our proprietary audio technologies. We are facing more pricing and other competitive pressures in the digital cinema products market than we have historically experienced in our traditional cinema market.

During the quarter ending March 26, 2010, strong market demand for 3D and digital cinema units, combined with component constraints within the electronics industry and supplier manufacturing capacity constraints limited our ability to ship 3D and digital cinema products and accessories, creating a backlog of orders. The backlog of orders declined during the quarter ending June 25, 2010 and we believe that we will fulfill the majority of the remaining backlog by the end of our fiscal 2010.

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

Our traditional cinema products are primarily used to read and decode a film’s soundtrack, to calibrate cinema sound systems, and to adapt analog cinema audio systems to digital audio formats. Revenue from our traditional cinema products has declined as a percentage of total cinema products revenue in the fiscal year-to-date period ended June 25, 2010 as the cinema industry transitions to digital cinema and we expect this decline to continue.

Our broadcast products represented approximately 24% of products revenue in fiscal 2008, 13% in fiscal 2009, and 8% in the fiscal year-to-date period ended June 25, 2010. Our broadcast products are used to encode, transmit, and decode multiple channels of high-quality audio content for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming. The decrease in broadcast product revenue as a percentage of total product revenue in the fiscal year-to-date period ended June 25, 2010 was primarily due to the increase in 3D and digital cinema product revenue noted above.

Our services revenue, which represented approximately 5%, 4%, and 3% of total revenue in fiscal 2008, 2009, and in the fiscal year-to-date period ended June 25, 2010, respectively, is primarily tied to the motion picture production industry and, in particular, to the number of films being made by studios and independent filmmakers. Several factors influence the number of films produced in a given fiscal period, including strikes and work stoppages within the motion picture industry as well as tax incentive arrangements that many governments provide filmmakers to promote local filmmaking.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, and pursuant to Securities and Exchange Commission (SEC) rules and regulations. U.S. GAAP and SEC rules and regulations require us to use accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements, and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy and estimate to be critical if it is both important to a company’s financial condition and/or results of operations and if it requires significant judgment on the part of management in its application. On a regular basis, we evaluate our assumptions, judgment, and estimates. We have discussed the selection and development of the critical accounting policies and estimates with the audit committee of our board of directors. The audit committee has reviewed our related disclosures in this Quarterly Report on Form 10-Q. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from these estimates.

We consider the following to be critical accounting policies and estimates because we believe they are both important to the portrayal of our financial condition and results of operations and they require management judgments about matters that are uncertain. If actual results or events differ materially, our reported financial condition and results of operation for future periods could be materially affected. See our “Risk Factors” for further information on the potential risks to our future results of operations.

Revenue Recognition

We enter into transactions to license technologies, trademarks, and expertise and to sell products and services. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is probable. Judgment is required to assess whether collectibility is probable. We determine collectibility based on an evaluation of our customer’s recent payment history, the existence of a standby letter of credit between the customer’s financial institution and our financial institution, and other factors.

In October 2009, the FASB amended the revenue recognition accounting standards to exclude sales of qualifying tangible products that contain essential software elements from the scope of the software revenue recognition standards. In the first quarter of fiscal 2010, we adopted this accounting standard for revenue arrangements entered into or materially modified after September 25, 2009. Due to this adoption, we no longer account for product sales that contain software elements under the software revenue recognition standards.

Also in October 2009, the FASB amended the accounting standards for multiple-element (ME) revenue arrangements to:

•	Provide updated guidance on whether these arrangements exist, how the elements should be separated, and what consideration should be allocated to each element;

•

Require an entity to allocate consideration using the estimated selling price (ESP) of each element if the entity does not have vendor specific objective evidence (VSOE) of the selling price or third-party evidence (TPE) of the selling price; and,

•	Require a vendor to allocate consideration using the relative selling price method.

In the first quarter of fiscal 2010, we adopted the amended accounting standards for ME revenue arrangements entered into or materially modified after September 25, 2009. Prior to adoption, we were not able to establish VSOE of the standalone selling price for the undelivered support and maintenance elements for a majority of our ME arrangements. The previous accounting standards required VSOE in order to allocate the arrangement consideration to each individual element. Since we had not established VSOE, we allocated the entire arrangement consideration to the undelivered element and ratably recognized the revenue over its estimated support period.

Under the new accounting guidance, we allocate the arrangement consideration to each element based on its relative selling price, which we establish using a selling price hierarchy. We determine the selling price of each element based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. We typically are not able to establish VSOE or TPE for the individual elements in our ME arrangements; therefore, we estimate the selling price for these elements.

We determine our best estimate of the selling price for an individual element within a ME revenue arrangement using the same methods utilized to determine the selling price of an element sold on a standalone basis. If we sell the element on a standalone basis, we estimate the selling price by considering actual sales prices. Otherwise, we estimate the selling price by considering internal factors such as pricing practices and margin objectives. Consideration is also given to market conditions such as competitor pricing strategies, customer demands, and industry technology lifecycles. Management applies judgment to establish margin objectives, pricing strategies, and technology lifecycles.

We evaluate each element in a ME arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement consideration is allocated to this combined single unit. Our adoption of the amended guidance changed our units of accounting for our revenue transactions by allowing us to use ESP to allocate the total consideration amongst the delivered and undelivered elements in an arrangement.

If the unit separation criteria are met, we account for each element within a ME arrangement (such as hardware, software, maintenance, and other services) separately and we allocate consideration based on the relative selling price of each element. For some arrangements, customers receive certain elements over a period after delivery of the initial product. These elements may include support and maintenance and/or the right to receive upgrades. Revenue allocated to the undelivered element is recognized over either its estimated service period or when the upgrade is delivered. We do not recognize revenue that is contingent upon the future delivery of products or services or upon future performance obligations. We recognize revenue for delivered elements only when we have completed all contractual obligations.

We account for the majority of our digital cinema server sales as ME arrangements that have two separate units, or elements, of accounting. The first element consists of our digital cinema server hardware and the accompanying software, which is essential to the functionality of the hardware. This element is typically delivered at the time of sale. The second element is the right to receive support and maintenance, which is included with the purchase of the hardware element and is typically delivered over a service period subsequent to the initial sale. The application of the new revenue accounting standards to our digital cinema server sales typically results in the allocation of a substantial majority of the arrangement consideration to the delivered hardware element based on its ESP, which we recognize as revenue at the time of sale. A small portion of the arrangement consideration is allocated to the undelivered support and maintenance element, based on its ESP, and is recognized as revenue ratably over the estimated service period, which is typically one year.

Goodwill, Intangible Assets, and Impairment of Long-Lived Assets

We evaluate and test our goodwill for impairment at a reporting-unit level. A reporting unit is an operating segment or one level below. Our operating segments are aligned with the management principles of our business. The goodwill impairment test is a two-step process. In the first step, we compare the carrying value of the net assets of a reporting unit, including goodwill, to its fair value. If we determine that the fair value of the reporting unit is less than its carrying value, we move to the second step to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. We test goodwill for impairment annually during our third fiscal quarter and if an event occurs or circumstances change such that there is an indication of a reduction in the fair value of a reporting unit below its carrying value.

We use the income approach to determine the fair value of our reporting units, which is based on the present value of estimated future cash flows for each reporting unit. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. We have two reporting units—Via which has no assigned goodwill and Dolby Entertainment Technology (DET) with goodwill of $258.9 million at the end of our third quarter of fiscal 2010. The cash flow model was based on our best estimate of future revenue and operating costs. We estimated our future revenue by applying growth rates, consistent with those used in our internal forecasts, to our current revenue forecasts. The revenue and cost estimates were based on several sources including our historical information, third-party industry data, and review of our internal operations. The cash flow forecasts were adjusted by a discount rate of approximately 13% based on our weighted average cost of capital derived by using the capital asset pricing model. The primary components of this model include weighting our total asset structure between our equity and debt, the risk-free rate of return on U.S. Treasury bonds, market risk premium based on a range of historical returns and forward-looking estimates, and the beta of our common stock. Our model utilized an effective tax rate of approximately 35%.

Based on the methodology described above, the fair value of our DET reporting unit exceeds its carrying value; therefore, we did not recognize an impairment charge related to goodwill in the third quarter of fiscal 2010. Our market capitalization at the end of our third quarter of fiscal 2010 was approximately $7.5 billion, which exceeded the aggregate carrying value of our reporting units by approximately 400%.

Intangible assets with definite lives are amortized over their estimated useful lives. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships, and contracts, which are amortized on a straight-line basis over their useful lives ranging from two to fifteen years.

We review long-lived assets, including intangible assets, for impairment whenever events or a change in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the total future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its estimated fair value. See Note 3 “Composition of Certain Financial Statement Captions” for a discussion of an impairment charge recognized in the third quarter of fiscal 2010.

Accounting for Income Taxes

We make estimates and judgments that affect our accounting for income taxes. This includes estimating actual tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, including the timing of the recognition of stock-based compensation expense, result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we establish a valuation allowance.

Our policy is to recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position is sustainable upon examination by tax authorities. We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. When accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period and are reflected as a reduction of the overall income tax provision.

Significant judgment is required in determining the provision for income taxes, the deferred tax asset and liability balances, the valuation allowance against our deferred tax assets, and the reserve resulting from uncertainties in income tax positions. Our financial position and results of operations may be materially affected if actual results differ significantly from these estimates or if the estimates are adjusted in future periods.

Stock-Based Compensation

We determine the expense for all employee stock-based compensation awards by estimating their fair value and by recognizing that value as an expense, on a ratable basis, in the condensed consolidated financial statements over the requisite service period in which our employees earn the awards. We utilize the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of the grant. To determine the fair value of a stock-based award using the Black-Scholes option pricing model we make assumptions regarding the expected term of the award, the expected future volatility of our stock price over the expected term of the award, and the risk-free interest rate over the expected term of the award. We estimate the expected term of our stock-based awards by evaluating historical exercise patterns of our employees. We utilize a blend of the historical volatility of our common stock and the implied volatility of our traded options as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. We reduce the stock-based compensation expense for estimated forfeitures based on our historical experience. We are required to estimate forfeitures at the time of the grant and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimate.

Investments

Investments that have original maturities of 91 days or more at the date of purchase and with a current maturity of less than one year are classified as short-term investments. Investments that have maturities of more than one year are classified as long-term investments. All of our investments, except for our auction rate certificates, are classified as available-for-sale securities. Our investments are recorded at fair value in the condensed consolidated balance sheets. Unrealized gains and losses on our available-for-sale securities, except for credit losses, are reported as a component of accumulated other comprehensive income, while realized gains and losses and credit losses are reported as a component of net income. Our auction rate certificates are classified as trading securities. Unrealized gains or losses on trading securities are reported as a component of net income.

Results of Operations

Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	June 26, 2009	June 25, 2010	$	%	June 26, 2009	June 25, 2010	$	%
	($ in thousands)
Revenue:
Licensing	$142,141	$170,326	$28,185	20%	$456,076	$532,045	$75,969	17%
Percentage of total revenue	83%	74%			82%	77%
Products	21,790	52,651	30,861	142%	75,744	140,147	64,403	85%
Percentage of total revenue	13%	23%			14%	20%
Services	7,313	7,292	(21)	0%	23,806	22,714	(1,092)	(5)%
Percentage of total revenue	4%	3%			4%	3%

Total revenue	$171,244	$230,269	$59,025	34%	$555,626	$694,906	$139,280	25%

Licensing. The 20% increase in licensing revenue from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 was primarily driven by an increase in revenue from our PC and broadcast markets, partially offset by a decrease in revenue from our CE and other markets. The increase in revenue from our PC market was primarily driven by a greater number of computers sold containing Windows operating systems that incorporate our technologies in the third quarter of fiscal 2010 when compared to the third quarter of fiscal 2009. The increase in revenue from our broadcast market was primarily attributable to an increase in the number of digital televisions that incorporate our technologies sold in Europe in the third quarter of fiscal 2010 when compared to the third quarter of fiscal 2009. The decrease in revenue from our CE market was primarily driven by higher revenue recognized in the third quarter of fiscal 2009 related to camcorders and Blu-ray Disc players incorporating our technologies sold in prior periods. The decrease in revenue from our other markets was primarily due to a decrease in mobile revenue, which was driven by higher revenue recognized in the third quarter of fiscal 2009 attributable to mobile devices incorporating our technologies sold in prior periods.

The 17% increase in licensing revenue from the fiscal year-to-date period ended June 26, 2009 to the fiscal year-to-date period ended June 25, 2010 was primarily driven by increases in our broadcast, PC, and CE markets. The increases in revenue from our broadcast and PC markets are due to the same reasons discussed above with respect to the changes from the third quarter of fiscal 2009 to the third quarter of fiscal 2010. The increase in revenue from our CE market was primarily driven by an increase in revenue from Blu-ray Disc players incorporating our technologies in the fiscal year-to-date period ended June 25, 2010 when compared to the fiscal year-to-date period ended June 26, 2009.

Products. The 142% increase in products revenue from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 was due to increases in 3D and digital cinema units sold, coupled with our adoption of new revenue recognition accounting standards in the beginning of fiscal 2010. We sold a greater number of digital cinema and 3D units in the third quarter of fiscal 2010 when compared with the third quarter of fiscal 2009 due to strong market demand driven by the success of recent 3D cinema releases. In addition, the new revenue recognition accounting standards allow us to recognize substantially all of the revenue associated with our digital cinema products sold in the period of sale. See Note 2 “Summary of Significant Accounting Policies” for additional details.

The 85% increase in product revenue from the fiscal year-to-date period ended June 26, 2009 to the fiscal year-to-date period ended June 25, 2010 was due to increases in 3D and digital cinema unit sales, coupled with our adoption of the new revenue recognition accounting standards. See Note 2 “Summary of Significant Accounting Policies” for additional details on our adoption of the new revenue recognition standards. We sold a greater number of 3D and digital cinema units in the fiscal year-to-date period ended June 25, 2010 when compared with the fiscal year-to-date period ended June 26, 2009 as a result of strong market demand driven by the success of recent 3D cinema releases and promotions that offered certain price discounts for various bundled sets of digital cinema units, 3D units, and 3D glasses in the fiscal year-to-date period ended June 25, 2010. This increase was partially offset by the fact that our second quarter of fiscal 2009 results included the benefit of recognizing previously deferred revenue as a result of achieving compliance with the Digital Cinema Initiative (“DCI”) specifications in that period. Prior to the second quarter of fiscal 2009, we had not yet achieved compliance with the DCI specifications, thus we had deferred the majority of the revenue from our digital cinema products sold.

Services. Services revenue from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 was relatively flat. Services revenue from the fiscal year-to-date period ended June 26, 2009 to the fiscal year-to-date period ended June 25, 2010 decreased 5%. This decrease was primarily attributable to a $1.2 million benefit in the second quarter of fiscal 2009 from recognizing virtual print fees that were previously deferred. Prior to the second quarter of fiscal 2009, these virtual print fees were deferred because we had not yet achieved compliance with the DCI specifications.

Gross Margin

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 26, 2009	June 25, 2010	June 26, 2009	June 25, 2010
	($ in thousands)
Gross margin:
Cost of licensing	3,362	3,719	11,223	13,282
Gain from amended patent licensing agreement	—	—	(20,041)	—
Licensing gross margin percentage	98%	98%	102%	98%
Licensing gross margin percentage excluding gain from amended patent licensing	98%	98%	98%	98%
Cost of products	13,142	23,336	46,776	72,042
Products gross margin percentage	40%	56%	38%	49%
Cost of services	3,246	3,407	9,546	10,554
Services gross margin percentage	56%	53%	60%	54%
Impairment of products provided under operating leases	—	9,594	—	9,594

Total gross margin percentage	88%	83%	91%	85%

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

Licensing gross margin was unchanged from the third quarter of fiscal 2009 to the third quarter of fiscal 2010. Licensing gross margin decreased four points from the fiscal year-to-date period ended June 26, 2009 to the fiscal year-to-date period ended June 25, 2010, due primarily to a gain from an amended patent licensing agreement that we recorded within cost of revenue in our consolidated statement of operations in the first quarter of fiscal 2009. Excluding the gain from the amended patent licensing agreement, our licensing gross margin was unchanged from the fiscal year-to-date period ended June 26, 2009 to the fiscal year-to-date period ended June 25, 2010.

Products Gross Margin. Cost of products primarily consists of the cost of materials related to the products sold, applied labor, manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Products gross margin increased 16 points in the third quarter of fiscal 2010 when compared to the third quarter of fiscal 2009 due to a greater proportion of higher margin 3D and digital cinema products sold in the third quarter of fiscal 2010. These products carried a higher gross margin in the third quarter of fiscal 2010 due, in part, to cost reductions and to the restructuring of our manufacturing operations in the third quarter of fiscal 2009.

Products gross margin increased 11 points from the fiscal year-to-date period ended June 26, 2009 to the fiscal year-to-date period ended June 25, 2010, due to the same reason discussed above with respect to the changes from the third quarter of fiscal 2009 to the third quarter of fiscal 2010. This increase was also due to the recognition of significant amounts of low margin digital cinema-related products revenue as a result of achieving compliance with the DCI specifications in the second quarter of fiscal 2009.

Services Gross Margin. Cost of services primarily consists of payroll and benefits costs for employees performing our professional services, the cost of outside consultants, and reimbursable expenses incurred on behalf of customers. Services gross margin decreased three points in the third quarter of fiscal 2010 when compared to the third quarter of fiscal 2009 due to a higher percentage of virtual print fees, which have a higher gross margin due to lower associated costs, in the third quarter of fiscal 2009. Services gross margin decreased six points from the fiscal year-to-date period ended June 26, 2009 to the fiscal year-to-date period ended June 25, 2010 for the same reason.

Impairment of Products Provided Under Operating Leases. Our products provided under operating leases represent digital cinema equipment that we leased to exhibitors beginning in fiscal 2005 in an effort to encourage the motion picture industry to transition to digital cinema. We receive a virtual print fee from participating film studios for each digital print delivered for exhibition on this equipment. Based on our estimates of future cash flows from virtual print fees and the potential sale value of this equipment, we determined that the equipment was impaired in the third quarter of fiscal 2010. Accordingly, we recorded the $9.6 million excess of the carrying value over the estimated fair market value of the equipment as an impairment charge. We believe that the remaining carrying value of our products provided under operating leases is recoverable as of June 25, 2010. We have historically recorded the depreciation of our products provided under operating leases to cost of services.

Operating Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	June 26, 2009	June 25, 2010	$	%	June 26, 2009	June 25, 2010	$	%
	($ in thousands)
Operating expenses:
Research and development	$20,871	$27,513	$6,642	32%	$59,831	$75,561	$15,730	26%
Percentage of total revenue	12%	12%			11%	11%
Sales and marketing	24,403	36,527	12,124	50%	68,963	93,635	24,672	36%
Percentage of total revenue	14%	16%			12%	13%
General and administrative	26,523	29,165	2,642	10%	76,912	86,677	9,765	13%
Percentage of total revenue	15%	13%			14%	12%
Restructuring charges, net	1,278	1,068	(210)	n/a	4,012	1,371	(2,641)	n/a
Percentage of total revenue	n/a	n/a			n/a	n/a

Total operating expenses	$73,075	$94,273	$21,198	29%	$209,718	$257,244	$47,526	23%

Research and Development. Research and development expenses consist primarily of personnel and personnel-related costs, facility costs, and project development costs related to new technologies and products. The 32% increase in research and development expenses from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 was primarily driven by increases in headcount, performance-based compensation, and prototype expenses related to the development of new products.

The 26% increase in research and development expenses from the fiscal year-to-date period ended June 26, 2009 to the fiscal year-to-date period ended June 25, 2010 was due to the same factors previously discussed with respect to the change from the third quarter of fiscal 2009 to the third quarter of fiscal 2010.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel-related expenses, advertising and promotion expenses, tradeshow expenses, and travel-related expenses for our sales and marketing functions. Sales and marketing expenses increased 50% from the third quarter of fiscal 2009 to the third quarter of fiscal 2010. This increase was due to increases in performance-based compensation, advertising expenses, increases in headcount, and travel-related expenses. Additionally, sales and marketing expenses in the third quarter of fiscal 2009 were offset by $1.0 million in gains on settlements, which are reductions to operating expenses due to payments received from the resolution of disputes with implementation licensees from which we typically do not earn royalties.

The 36% increase in sales and marketing expenses from the fiscal year-to-date period ended June 26, 2009 to the fiscal year-to-date period ended June 25, 2010 was primarily due to increases in headcount, performance-based compensation, advertising expenses, and travel-related expenses. These increases were partially offset by gains on settlements, which are reductions to operating expenses, of $7.6 million and $5.9 million in the fiscal year-to-date period ended June 25, 2010 and June 26, 2009.

General and Administrative. General and administrative expenses consist primarily of personnel and personnel-related expenses, professional fees, depreciation of fixed assets, and IT-related expenses for our administrative functions. The 10% increase in general and administrative expenses from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 was primarily due to increases in professional fees, software and depreciation expense related to the reorganization of our global business infrastructure, and performance-based compensation.

The 13% increase in general and administrative expenses from the fiscal year-to-date period ended June 26, 2009 to the fiscal year-to-date period ended June 25, 2010 was due to increases in performance-based compensation, software and depreciation expense related to the reorganization of our global business infrastructure, and professional fees.

Restructuring Charges, net. Restructuring charges for the third quarter of fiscal 2010 primarily include severance charges attributable to the reorganization of our global business infrastructure, see Note 6 “Restructuring” for additional details. Restructuring charges for the fiscal year-to-date period ended June 25, 2010 include severance charges attributable to the reorganization of our global business infrastructure and severance charges related to the consolidation of our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility initiated in fiscal 2009.

Other Income, Net

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date		Change
	June 26, 2009	June 25, 2010	$	%	June 26, 2009	June 25, 2010	$	%
	(in thousands)
Interest income	$2,431	$1,879	$(552)	(23)%	$9,183	$5,665	$(3,518)	(38)%
Interest expense	(187)	(392)	(205)	(110)%	(599)	(589)	10	2%
Other income/(expense), net	(1,644)	655	2,299	(140)%	(2,790)	1,124	3,914	(140)%

Total other income, net	$600	$2,142	$1,542	257%	$5,794	$6,200	$406	7%

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

The increase in other income, net from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 was primarily due to net gains of $0.9 million due to redemptions at par of auction rate certificates with a par value of $33.6 million, and the extinguishment of the associated UBS Put Rights, in the third quarter of 2010. These gains were partially offset by lower interest income due to lower prevailing interest rates for our cash, cash equivalents, and investments balances. In addition, in the third of fiscal 2009, we incurred losses from foreign currency transactions primarily due to the change in the value of the Euro and British Pound Sterling relative to the U.S. Dollar.

The increase in other income, net from the fiscal year-to-date period ended June 26, 2009 to the fiscal year-to-date period ended June 25, 2010 was primarily due to net gains of $1.1 million due to redemptions at par of auction rate certificates with a par value of $41.7 million, and the extinguishment of the associated UBS Put Rights, in the fiscal year-to-date period ended June 25, 2010, as compared to a net loss of approximately $1.4 million related to our auction rate certificates and the associated UBS Put Rights in the fiscal year-to-date period ended June 26, 2009. This increase was partially offset by lower interest income due to lower prevailing interest rates for our cash, cash equivalents, and investments balances.

Income Taxes

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 26, 2009	June 25, 2010	June 26, 2009	June 25, 2010
	($ in thousands)
Provision for income taxes	$27,502	$34,394	$104,555	$118,890
Effective tax rate	34.8%	35.1%	34.4%	35.1%

Our effective tax rate is based upon a projection of our annual fiscal year results. Our effective tax rate was 34.8% and 35.1% for the third quarter of fiscal 2009 and the third quarter of fiscal 2010. Our effective tax rate was 34.4% and 35.1% for the fiscal year-to-date periods ended June 26, 2009 and June 25, 2010. In fiscal 2009, a change in tax law reinstated federal research and development tax credits for fiscal 2009 and for periods prior to fiscal 2009. As a result, we recognized an increase in federal research and development tax credits in fiscal 2009, thereby lowering our effective tax rate. Our effective tax rate for fiscal 2010 does not include a full-year benefit from federal research and development tax credits due to the expiration of these credits on December 31, 2009. Additionally, a reduction in forecasted tax exempt interest income further increased the 2010 tax rate.

Liquidity, Capital Resources, and Financial Condition

	September 25, 2009	June 25, 2010
	(in thousands)
Cash and cash equivalents	$451,678	$519,098
Short-term investments	283,808	303,771
Long-term investments	205,938	222,664
Accounts receivable, net	22,981	47,650
Accounts payable and accrued liabilities	113,822	140,059
Working capital (a)	744,254	840,622

	June 26, 2009	June 25, 2010
Net cash provided by operating activities	195,264	259,451
Capital expenditures (b)	(9,236)	(24,882)
Net cash used in investing activities	(240,916)	(62,022)
Net cash provided by (used in) financing activities	15,302	(124,942)

(a)	Working capital consists of total current assets less total current liabilities.
(b)	Capital expenditures consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements, production and test equipment.

Our principal sources of liquidity are our cash, cash equivalents, and investments, as well as cash flows from our operations. We believe that our cash, cash equivalents, and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

As of June 25, 2010, we held tax-exempt auction rate certificates with a par value of $26.4 million. Subsequent to June 25, 2010, we exercised the Put Rights and received cash from UBS in the amount of $26.5 million, representing the par value plus accrued interest related to our auction rate certificates held as of June 25, 2010. See Note 12 “Subsequent Event” for details.

Cash flow from operating activities for the fiscal year-to-date period ended June 25, 2010 was primarily driven by net income attributable to Dolby Laboratories, Inc. of $218.4 million. Cash used in investing activities for the fiscal year-to-date period ended June 25, 2010 was primarily driven by net purchases of available-for-sale securities of $36.3 million. Capital expenditures were $24.9 million for the fiscal year-to-date period ended June 25, 2010. Cash outflows from financing activities for the fiscal year-to-date period ended June 25, 2010 was primarily driven by our stock repurchase program of $177.6 million.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments.

As of June 25, 2010, we had cash and cash equivalents of $519.1 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $526.4 million, which consisted primarily of municipal debt securities, U.S. agency securities, U.S. government bonds and auction rate certificates. These investments are subject to fluctuations in interest rates, which could impact our results. At June 25, 2010 the weighted-average effective maturity of our investment portfolio was less than one year. Based on our investment portfolio balance as of June 25, 2010, a hypothetical change in interest rates of 1% would have approximately a $4.7 million impact, and a change of 0.5% would have approximately a $2.4 million impact on the carrying value of our portfolio. Furthermore, a hypothetical change in interest rates of 1% would have approximately a $5.9 million impact and a change of 0.5% would have approximately a $3.0 million impact on interest income over a one-year period.

As of June 25, 2010, we held tax-exempt auction rate certificates with a par value of $26.4 million. Subsequent to June 25, 2010, we exercised the Put Rights and received cash from UBS in the amount of $26.5 million, representing the par value plus accrued interest related to our auction rate certificates held as of June 25, 2010. See Note 12 “Subsequent Event” for details.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 25, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We continue to be cautious regarding future macroeconomic conditions and their potential for suppressed consumer demand in the markets in which we license our technologies and sell our products. Our business could be materially adversely affected by changes in macroeconomic conditions, because our technologies are incorporated into entertainment-oriented products, which are generally discretionary goods, such as DVD players, Blu-ray Disc players, PCs, digital televisions, mobile devices, set-top boxes, home–theaters–in–a–box, camcorders, portable media devices, gaming systems, audio/video receivers, and in-car entertainment systems. The global recession has adversely affected consumer confidence, disposable income, and spending. While we cannot predict future macroeconomic conditions, these conditions may persist or worsen. Furthermore, deteriorating economic conditions result in a greater likelihood that more of our licensees and customers will become delinquent on their obligations to us or be unable to pay, which in turn, could result in a higher level of write-offs, all of which would adversely affect our earnings. Moreover, deteriorating economic conditions and other factors may result in increased underreporting and non-reporting of royalty bearing revenue by our licensees as well as increased unauthorized use of our technologies, which would adversely affect our earnings.

To the extent that sales of PCs with Dolby technologies decline, our licensing revenue will be adversely affected.

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

Windows 7, Microsoft’s newest operating system, became available in October 2009. Windows 7 includes DVD playback in four of its six available editions, including the Professional and Enterprise editions aimed at business customers. There are risks and uncertainties associated with this opportunity. Due in part to Windows 7 DVD playback enhancements and pricing pressure, some PC manufacturers have excluded, and we expect others in the future will exclude, ISV DVD software applications on PCs that include Windows 7. Additionally, it is uncertain at what pace consumer and business customers will migrate from their current operating systems to the Windows 7 operating system and what the adoption rate of the editions with Dolby technologies will be. In addition, consumers are increasingly purchasing lower priced PCs, particularly netbooks and tablet PCs, which do not have Dolby technologies. Consumers may elect to purchase these lower priced PCs instead of computers with DVD playback functionality and Dolby technologies. Revenue from our PC market decreased from fiscal 2008 to fiscal 2009 and may decline in the future. Future shipments of PCs with Dolby technologies could also decline. If any of the foregoing occurs, our licensing revenue will be adversely affected.

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

We derive most of our revenue from the licensing of our technologies to digital entertainment product manufacturers. Licensing revenue represented 80%, 84%, and 83% of our total revenue in fiscal 2007, 2008, and 2009, respectively. We do not manufacture digital entertainment products ourselves and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of digital entertainment products and software vendors to pay us a specified royalty for every electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our revenue will decline. Moreover, we have a widespread presence in markets for electronics products, such as the CE product market, which includes DVD players, audio/video receivers, and other home theater CE products, and, as a result, there is little room for us to further penetrate such markets. Lower sales of products incorporating our technologies could occur for a number of reasons. Changes in consumer tastes or trends, changes in industry standards or adverse changes in business and economic conditions, may adversely affect our licensing revenue. Increasing market saturation, durability of products in the marketplace, competing products, and alternate consumer entertainment options could adversely affect demand for new products incorporating our technologies.

Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

Maintaining and strengthening the Dolby brand is critical to maintaining and expanding our licensing, products, and services, as well as to our ability to enter new markets for our sound and other technologies. Our continued success depends, in part, on our reputation for providing high quality products, services, and technologies across a wide range of entertainment industries, including the CE products, PC, broadcast and gaming industries. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business and prospects will suffer. Moreover, we believe that the likelihood that our technologies will be adopted as industry standards in various markets and for various applications depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to accept, as an industry standard, technologies developed by a well-respected and well-known brand. Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to successfully enter into new markets, and to provide high quality products and services, which we may not do successfully. Establishing brand recognition is particularly challenging in newer markets in which we have limited experience.

Inaccurate licensee royalty reporting and unauthorized use of our intellectual property could materially adversely affect our operating results.

Our licensing revenue is generated primarily from digital entertainment product manufacturers and software vendors who license our technologies and incorporate them in their products. Under our existing arrangements, these licensees typically pay us a specified royalty for every product they ship that incorporates our technologies. We rely on our licensees to accurately report the number of units shipped that incorporate our technologies. We calculate our license fees, prepare our financial reports, projections, and budgets, and direct our sales and product development efforts based on these reports we receive from our licensees. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately. This is made more difficult because in the past we have experienced problems with implementation licensees selling ICs with our technologies to third parties that are not system licensees and not reporting these sales. This is especially true with respect to software incorporating our technologies because software can be copied relatively easily and we often do not have easy ways to determine how many copies have been made. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive, time consuming, and potentially detrimental to our ongoing business relationships with our licensees. In the past, licensees, particularly in emerging economies, such as China, have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalty bearing revenue by licensees, which could adversely affect our operating results. Conversely, to the extent that our licensees overstate the number of products incorporating our technologies, or report the products under the wrong categories, negative corrections could result in reductions of royalty revenue in subsequent periods. In addition, some of our licensees may begin to more closely scrutinize their past or future licensing statements which may result in an increased receipt of negative corrective statements.

We also have often experienced, and expect to continue to experience, problems with non-licensee digital entertainment product manufacturers and software vendors, particularly in emerging economies, such as China, incorporating our technologies or incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. This unauthorized use of our intellectual property could adversely affect our operating results.

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

We expect that the future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new opportunities for our technologies, including:

•	Digital television broadcasting;

•	HDTV;

•	PC technologies;

•	Blu-ray Disc;

•	Mobile devices;

•	Personal audio and video players, including internet music applications;

•	Video game consoles and video games;

•	Imaging; and

•	Broadband internet.

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

The markets for our products and the markets for digital entertainment products using our licensed technologies are characterized by rapid change and technological evolution that can render our technologies and products obsolete or unmarketable. The process of developing new technologies is complex and uncertain. We will need to expend considerable resources on research and development, or acquisitions, in the future in order to design and deliver innovative entertainment products and technologies. Despite our efforts, we may not be able to develop, or acquire, and effectively market new products, technologies and services in a timely manner that competitively address the needs of the changing marketplace. For example, we cannot ensure that Dolby Axon, Dolby Volume, Dolby Contrast or Dolby Vision will address the needs of the marketplace, be effectively marketed or be successful technologies. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere. Our future success depends to a great extent on our ability to develop, or acquire, and deliver innovative technologies in a timely manner that are widely adopted in response to changes in the entertainment industry and that are compatible with the technologies or products introduced by other entertainment industry participants.

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

In addition, many of the non-sound technology markets which we are targeting are relatively new and may not develop as we currently anticipate. Moreover, although we believe that many of the technological advances we may develop or acquire for digital cinema may have applicability in other areas, such as broadcasting or CE products, we may not be able to achieve these anticipated benefits in these other markets. A number of competitors and potential competitors may develop non-sound technologies similar to those that we develop or acquire, some of which may provide advantages over our products, technologies, and services. Some of these competitors have much greater experience and expertise than we do in the non-sound fields we may enter. The non-sound products, technologies, and services we expect to market may not achieve or sustain market acceptance, may not meet industry needs, and may not be accepted as industry standards. If we are unsuccessful in selling non-sound products, technologies, and services, the future growth of our business may be limited. In addition, our efforts to enter or strengthen our positions in non-sound markets may be tied to the success of specific programs.

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

Increasingly, standards-setting organizations are adopting or establishing technology standards for use in a wide range of digital entertainment products. As a result, it is more difficult for individual companies to have their technologies adopted wholesale as an informal industry standard. We call this type of standard a “de facto” industry standard, meaning that the standard is not explicitly mandated by any industry standards-setting body but is nonetheless widely adopted. In addition, increasingly there are a large number of companies, including ones that typically compete against one another, involved in the development of new technologies for use in consumer entertainment products. As a result, these companies often license their collective intellectual property rights as a group, making it more difficult for any single company to have its technologies adopted widely as a de facto industry standard or to have its technologies adopted as an exclusive, explicit industry standard for digital entertainment products.

We face significant competition in various markets, and if we are unable to compete successfully, our business will suffer.

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: DivX, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Philips, RealNetworks, Sony, SRS Labs, and Thomson. Competitors for our products include: Audyssey Laboratories, Doremi, GDC, IMAX, Linear Acoustic, MasterImage 3D, NEC, Panavision, QSC Audio Products, Qube Cinema, REALD, Sony, Technicolor, Texas Instruments, USL, and XpanD. In addition, other companies, including exhibitors and film studios, may develop their own 3D or digital cinema technologies in the future. Competitors for our services include DTS and Sony. In addition, other companies may become competitors in the future. Some people may perceive the quality of sound produced by some of our competitors’ technologies to be equivalent or superior to that produced by ours. In addition, some of our current and/or future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, some of our current or potential competitors may have an advantage over us in the market for internet technologies because of their greater experience and presence in that market. In addition, some of our current or potential competitors may be able to offer integrated system solutions in markets for sound or non-sound entertainment technologies, including audio, video, and rights management technologies related to PCs or the internet, which could make competing technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing technologies at lower prices than our technologies, which could adversely affect our operating results. Further, many of the digital entertainment products that include our sound technologies also include sound technologies developed by our competitors. Several competitors have introduced digital cinema solutions which support the presentation of movies with higher resolution “4K” digital cinema projectors. Dolby currently does not offer a 4K digital cinema solution. As a result, we must invest significant resources in research and development in order to enhance our technologies and our existing products and services and introduce new high quality technologies, products, and services to meet the wide variety of such competitive pressures. Our business will suffer if we fail to do so successfully.

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

We believe that various trends will increase our exposure to the risks of conducting business in emerging economies. For example, we expect digital entertainment product manufacturing in emerging economies, such as China, to increase due to the availability of lower manufacturing costs as compared to those of other industrial countries and the continued industry shift by discount retailers towards lower end DVD player offerings. We also believe that our sales of products and services in emerging economies will expand in the future to the extent that the use of digital surround sound technologies increases in these countries, including in movies and broadcast television. We further expect that the sale of products incorporating our technologies will increase in emerging economies to the extent that consumers there become more affluent. We face many risks associated with operating in these emerging economies, in large part due to limited recognition and enforcement of contractual and intellectual property rights. As a result, we may experience difficulties in enforcing our intellectual property rights in these emerging economies, where intellectual property rights are not as respected as they are in the United States, Japan, and Europe. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants worldwide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate. If we are unable to develop, maintain, and strengthen these relationships, our revenue from these countries could be adversely affected.

Our licensing revenue depends in large part upon semiconductor manufacturers incorporating our technologies into integrated circuits, or ICs, for sale to our system licensees and if, for any reason, our technologies are not incorporated in these ICs or fewer ICs are sold that incorporate our technologies, our operating results would be adversely affected.

Our licensing revenue from system licensees depends in large part upon the availability of integrated circuits, or ICs, that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in digital entertainment products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce, and then sell them to system licensees. We do not control the IC manufacturers’ decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts nor predict their success. As a result, if these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if, for any reason, they sell fewer ICs incorporating our technologies, our operating results will be adversely affected. Furthermore, we rely on IC manufacturers to report to us the number of ICs sold that incorporate our technologies so that we can track the accuracy of system licensee reporting. IC manufacturers have sold ICs with our technologies to third parties that are not system licensees, resulting in lost revenue.

Pricing pressures on the system licensees who incorporate our technologies into their products could limit the licensing fees we charge for our technologies, which could adversely affect our revenue.

The markets for the digital entertainment products in which our technologies are incorporated are intensely competitive and price sensitive. Retail prices for digital entertainment products that include our sound technologies, such as DVD players and home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, manufacturers have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge our customers who incorporate our technologies into the digital entertainment products that they sell. Further, while we have contractual rights with many of our licensees for cost of living adjustments to our royalty rights, we may not be able to negotiate those terms in our contracts with existing and new licensees. Moreover, downward cost of living adjustments would result in declines in the licensing fees that we charge. A decline in, or the modification or loss of the contractual right to increase, the licensing fees we charge could materially and adversely affect our operating results.

We have in the past, and may in the future be, subject to legal claims related to our intellectual property rights claims, which are costly to defend, could require us to pay damages, and could limit our ability to use particular technologies in the future.

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

•

Our 3D glasses could become subject to regulation in the U.S. and other countries in the future. Such regulations potentially could restrict how our 3D glasses are manufactured, used or marketed, which would adversely affect our ability to participate in the 3D market.

•

There has been increased public scrutiny of potential health risks relating to viewing 3D movies. Some third parties suggest viewing 3D movies could cause health risks. If these potential health risks are substantiated, the popularity of 3D movies could decline. In addition, if health risks associated with our 3D products materialize, we may become subject to government regulation or product liability claims, including personal injury claims.

•

At least one of our competitors has exclusive licensing arrangements for 3D products with theatre exhibitors, which has in the past and we expect will in the future restrict our ability to compete in the 3D market.

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

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment industry, including film studios, broadcasters, video game designers, music producers, mobile content producers, and manufacturers of digital entertainment products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve. For example, sales of our products and services are particularly dependent upon our relationships with the major film studios and broadcasters, and licensing of our technologies is particularly dependent upon our relationships with system licensees, software vendors, and integrated circuit, or IC, manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be more likely not to purchase and use our products, services, and technologies, or create content incorporating our technologies, which could materially harm our business and prospects. In addition to directly providing substantially all of our revenue, these relationships are also critical to our ability to have our technologies adopted as industry standards. In addition, if major industry participants form strategic relationships that exclude us, whether in products, services, or licensing, our business and prospects could be materially adversely affected.

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

As of June 25, 2010, we had over 1,800 individual issued patents and approximately 2,050 pending patent applications in nearly 45 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through December 2028. Of these, two patents are scheduled to expire in the remainder of calendar year 2010, 34 patents are scheduled to expire in calendar year 2011, and 52 patents are scheduled to expire in calendar year 2012. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies generally expire between 2010 and 2017, and patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2018 and 2026. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

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

Sales of our cinema products and services tend to fluctuate based on the underlying trends in the motion picture industry. For example, when box office receipts for the motion picture industry increase, we have typically seen sales of our cinema products increase as well, as cinema owners are more likely to build new theatres and upgrade existing theatres with our more advanced products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to expand or upgrade their systems. Our cinema product sales are also subject to fluctuations based on events and conditions in the cinema exhibition industry generally that may or may not be tied to box office receipts in particular time periods. For example, the growth in piracy of motion pictures adversely affects the construction of new screens, the renovation of existing theatres, and the continued production of new motion pictures. Technological advances and the conversion of motion pictures from film to digital have made it easier to create, transmit, and “share” high quality unauthorized copies of motion pictures, including on pirated DVDs and on the internet. On the other hand, our services revenue, both in the United States and internationally, is tied to the number of films being made by major film studios and independent filmmakers. A number of factors can affect the number of films that are produced, including strikes and work stoppages within the motion picture industry, as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

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

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual revenue and operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our business and prospects. As described more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenue or the volatility of the market price of our stock include:

•	Fluctuations in demand for our products and for the digital entertainment products of our licensees;

•	Adverse developments in general macroeconomic conditions;

•	The amount and timing of our operating costs, capital expenditures, and related charges, including those related to the expansion or consolidation of our business, operations, and infrastructure;

•	Changes in business cycles that affect the markets in which we sell our products and services or the markets for digital entertainment products incorporating our technologies;

•	Fluctuations in the timing of royalty reports we receive from our licensees, including late, sporadic or inaccurate reports;

•	Variations in the time-to-market of our technologies in the entertainment industries in which we operate;

•	Corrections to licensees’ reports received in periods subsequent to those in which the original revenue was reported;

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

Our reliance on outside suppliers for some of the key materials and components we use in manufacturing our products involves risks, including limited control over the price, timely delivery, and quality of such components. We have no agreements with our suppliers to ensure continued supply of materials and components. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause material delays in our production operations and increase our production costs. In addition, at times our suppliers have not been, and in the future may not be, able to meet our production demands as to volume, quality or timeliness. Moreover, we rely on sole source suppliers for some of the components that we use to manufacture our products, including specific charged coupled devices, light emitting diodes, and digital signal processors. These sole source suppliers may become unable or unwilling to deliver these components to us at an acceptable cost or at all, which could force us to redesign those specific products. Our inability to obtain timely delivery of key components of acceptable quality, any significant increases in the prices of components, or the redesign of our products could result in material production delays, increased costs, and reductions in shipments of our products, any of which could increase our operating costs, harm our customer relationships or materially and adversely affect our business and operating results. For example, during the quarter ending March 26, 2010, strong market demand for 3D and digital cinema units, combined with component constraints within the electronics industry and supplier manufacturing capacity constraints limited our ability to ship 3D and digital cinema products and accessories, creating a backlog of orders.

Revenue from our products may suffer if our production processes encounter problems or if we are not able to match our production capacity to fluctuating levels of demand.

Our products are highly complex and production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time in a cost effective manner, which could harm our competitive position. During fiscal 2009, we consolidated our manufacturing operations into a single location and engaged contract manufacturers to begin producing some of our higher volume product lines as needed. Our reliance on contract manufacturers for the manufacture of our higher volume products involves risks, including limited control over timely delivery and quality of such products. If production of our products is interrupted as a result of the consolidation, our use of contract manufacturers or otherwise, we may not be able to manufacture products on a timely basis, and customers may purchase products from our competitors. A shortage of manufacturing capacity for our products could adversely affect our operating results and damage our customer relationships. We generally cannot quickly adapt our manufacturing capacity to rapidly changing market conditions and a contract manufacturer may encounter difficulties as well. Likewise, we may be unable to respond to fluctuations in customer demand. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products. Any inability to respond to fluctuations in customer demand for our products may adversely affect our gross margins.

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

Our business is dependent upon our patents, trademarks, trade secrets, copyrights, and other intellectual property rights. Licensing revenue represented 80%, 84%, and 83% of our total revenue in the fiscal years 2007, 2008, and 2009, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in some countries or where the initiation of a claim might harm our business relationships. For example, we have many times experienced, and expect to continue to experience, problems with digital entertainment product manufacturers incorporating our technologies into their products without our authorization and with implementation licensees selling ICs with our technologies to unlicensed digital entertainment product manufacturers that are not system licensees. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs, which could adversely affect our financial condition and results of operations. We generally seek patent protection for our innovations. However, it is possible that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect particular innovations that later turn out to be important. Moreover, we have limited or no patent protection in particular foreign jurisdictions. For example, in China and Taiwan we have only limited patent protection, especially with respect to our Dolby Digital technologies, and in India we have no issued patents. Even where we do have patent protection, the scope of such protection may be insufficient to prevent third parties from designing around our particular patent claims. Furthermore, there is always the possibility that an issued patent may later be found to be invalid or unenforceable. Moreover, we seek to maintain select intellectual property as trade secrets. These trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from them.

Continued global credit market weakness could negatively impact the value and liquidity of our investment portfolio.

We maintain an investment portfolio of various holdings, types, and maturities, including money market funds, U.S. agency securities, variable rate demand notes, and municipal debt securities. Although we follow an established investment policy and seek to minimize the credit risk associated with investments, these investments are subject to general credit, liquidity, market, and interest rate risks.

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

At June 25, 2010, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 59,580,000 shares of our Class B common stock. As of June 25, 2010, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99.5% of our outstanding Class B common stock, which in the aggregate represented approximately 91.4% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendants will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Ray Dolby, his affiliates, his family members, and descendants will maintain this control even if in the future they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial. Absent a transfer of Class B common stock that would trigger an automatic conversion as described above, there is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates, his family members, and descendants continue to hold shares of Class B common stock representing approximately 10% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As of June 25, 2010, we had a total of 112,926,362 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.

As of June 25, 2010, our directors and executive officers beneficially held 59,660,000 shares of Class B common stock, 28,180 shares of Class A common stock, vested options to purchase 250,000 shares of Class B common stock and vested options to purchase 247,888 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended June 25, 2010, we issued an aggregate of 266,149 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since June 26, 2010 through July 15, 2010, we issued an aggregate of 18,711 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of approximately $0.8 million in the fiscal quarter ended June 25, 2010, and less than one hundred thousand dollars in the period since June 26, 2010 through July 15, 2010 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of July 15, 2010 options to purchase an aggregate of 839,126 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

The following table provides information regarding the Company’s purchases of its Class A Common stock, $0.001 par value per share, during the third quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 27, 2010 - April 23, 2010	463,336	$59.24	463,336	$139.5 million
April 24, 2010 - May 21, 2010	617,229	$64.76	617,229	$99.5 million
May 22, 2010 - June 25, 2010	411,126	$65.87	411,126	$72. 4 million
Total	1,491,691	$63.35	1,491,691	$72.4 million

(1)	Shares of Class A common stock were purchased under a $250.0 million stock repurchase program announced by the Company on November 3, 2009. The stock repurchase program does not have an expiration date. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as the Company considers appropriate.
(2)	Amounts shown in this column reflect amounts remaining under the stock repurchase program.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 ‡	The following financial statements from Dolby Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2010, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2010

DOLBY LABORATORIES, INC.

By:	/s/ Murray J. Demo
Murray J. Demo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 ‡	The following financial statements from Dolby Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2010, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

‡	Furnished herewith