Form 10-K
period 2010-09-24
Dolby Laboratories, Inc.
filed 2010-11-22
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 24, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 26, 2010 was $3.2 billion. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding at March 26, 2010. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

On November 4, 2010 the registrant had 52,652,649 shares of Class A common stock and 59,208,929 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 24, 2010. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

DOLBY LABORATORIES, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

Dolby Laboratories develops and delivers innovative products and technologies that are used throughout the entertainment industry to produce immersive and enjoyable experiences. Over the years, Dolby has introduced innovations that have significantly improved audio entertainment, such as noise reduction for the recording and cinema industries and surround sound for cinema and home entertainment. As a result of these innovations, we believe the Dolby brand has come to symbolize a superior entertainment experience.

Our audio technologies are used throughout the global entertainment industry to deliver a premium audio experience to consumers. Use of our technologies in each step of the entertainment creation, distribution and playback process enables the creator, the producer, and the distributor to develop and present their content to consumers in the manner they intended.

There are a number of current industry trends that provide us with opportunities for future growth, such as the transition to digital television from analog television, and the delivery of media content online and via mobile devices. These trends present us with an opportunity to extend the adoption of our technologies to new devices, as the methods by which content can be delivered and the number of devices capable of playing back the content increase.

We are developing and marketing video technologies that we believe can improve the quality of video presentation. Our offerings include video products aimed at the cinema market, such as our digital cinema server, our Dolby 3D Digital Cinema products, and our Dolby PRM-4200 Professional Reference Monitor, which we market to video professionals. In addition, we are developing and marketing voice technologies that improve voice clarity for use in online gaming and other markets.

We view the video and voice markets as early-stage opportunities for us. We believe that our well-recognized brand, our existing customer relationships, and our history of introducing successful, innovative technologies are important strengths that will help us pursue these opportunities.

Business Model

Dolby Laboratories is a global organization that generates revenue by licensing technologies to manufacturers of consumer electronics (CE) products and to software vendors and by selling products and related services to entertainment content creators and to distributors. We work with the global entertainment industry in three principal ways:

•

First, we offer products and services to content creators, such as studios, broadcasters, and downloadable content service providers to encode content using Dolby’s technologies. By encoding content with our technologies, content creators are able to deliver rich and immersive audio experiences for consumers.

•

Second, we license our technology to CE manufacturers and to software vendors so that consumers can enjoy the content that has been encoded with our proprietary technologies. In so doing, we develop and deliver innovations directly to CE manufacturers and to software vendors.

•

Third, we work directly with standards bodies in an effort to have our technologies adopted in their specifications to ensure a common standard across devices that improves the overall consumer experience.

We currently sell our products and provide services in over 85 countries. In addition we have licensed our technologies to CE manufacturers and to software vendors in 40 countries, which in turn distribute their products incorporating our technologies throughout the world. In fiscal 2008, 2009, and 2010, revenue from outside of the United States was 66%, 65%, and 66% of our total revenue, respectively. Our licensing business is our most significant revenue stream, representing 84%, 83%, and 77% of our total revenue, in fiscal 2008, 2009, and 2010, respectively. In fiscal 2010, the decrease in our licensing revenue as a percentage of total revenue was due to a greater increase in the growth of our products revenue relative to the growth of our licensing revenue.

Essential Technologies for the Entertainment Creation, Distribution and Playback Process

Our long-term involvement in the entertainment industry has given us an opportunity to provide high-quality services and products at every step of the entertainment creation, distribution and playback process.

Content Creation

Our products and services help artists and content producers create an enhanced entertainment experience by incorporating our technologies into their content to produce immersive entertainment experiences in the manner the artist or producer intend. Our encoding technologies also help maintain the quality of the sound while enabling content to fit within the storage capacity and/or bandwidth limitations of a particular content delivery platform.

Music studios and video game designers produce content encoded with Dolby technologies, which enable digital multichannel sound. Consumers also are able to encode multichannel sound by recording home movies in Dolby Digital using high-definition (HD) camcorders. As a result of these available means of content creation, the library of content encoded with Dolby technologies is growing.

Content Distribution

After professional content creators produce their content using our technologies, distributors use our professional equipment to support the delivery of that content. For example, broadcasters purchase and use our products to encode programming content for terrestrial, cable, and satellite transmissions to provide high-quality surround sound to their audiences. Our broadcast products also facilitate the editing and routing of surround sound in transmission facilities originally designed for stereo audio. Our decoding and monitoring products help content creators accurately evaluate how their soundtracks will be reproduced in broadcast transmissions, while our sound engineers supplement all of these efforts by providing training, system design expertise, and on-site technical assistance to broadcasters throughout the world.

DVD and Blu-ray Disc producers also use our professional equipment to encode their audio in Dolby Digital and Dolby Digital Plus so that the soundtrack can be replayed as originally recorded on the master copy.

Entertainment content is increasingly available through online services. Providers of online content work closely with our services team to format their content using our technologies, ensuring that they are able to offer a premium audio experience. In doing so, online content providers are able to match the experience that consumers would otherwise receive from other distribution platforms, such as television broadcasts or DVDs. Today, a growing number of online service providers, including Apple, Amazon, Netflix, Omnifone, Rhapsody, Sonic, and Vudu, use our technologies.

Our Dolby Pulse and Dolby Digital Plus technologies provide efficient multichannel solutions which help mitigate bandwidth constraints in broadcasting or the limited storage capacity of DVD and Blu-ray Disc. Dolby Media Generator, a suite of encoding tools for Dolby Pulse and Dolby Digital Plus, allows mobile content distributors to produce a file compatible with many mobile devices while lowering storage requirements, reducing download times, and boosting playback quality.

As the means of distribution mature, our technologies have the potential to become the standard or recommended solution in the distribution process. For example, as global broadcast standards for digital television and HD television have developed, a number of countries have adopted Dolby audio technologies as their standards. In North America, Dolby Digital is the standard audio technology for digital terrestrial and cable television. In Europe, Dolby Digital Plus is the European Broadcast Union’s recommended audio technology for HD broadcast. A number of European countries, including France, Italy, and the UK, have adopted Dolby Digital Plus as well as high-efficiency advanced audio coding (HE AAC) in their HD terrestrial broadcast standards.

Other countries, such as Brazil, have adopted HE AAC in their standards. Additionally, Dolby Digital Plus is now offered as part of the HD services provided by commercial satellite providers throughout Europe. Lastly, in the Asia Pacific region, South Korea has adopted the ATSC standard for digital television, which includes Dolby Digital, while Japan has adopted AAC as its audio technology standard for digital television. We are one of the original four developers of AAC and receive a portion of AAC licensing revenue through a joint patent licensing program, both as a patent holder and an administrator of the patent licensing program, through our wholly owned subsidiary, Via Licensing.

Each of these products, services, and technologies used throughout the content creation and distribution process enable the final step in the cycle, the content playback process.

Content Playback

Our playback technologies allow content created and distributed using our technologies to be played back as the creator and distributor intended. Today, virtually all manufacturers of DVD players and Blu-ray Disc players throughout the world license our decoding technologies. The majority of operating system vendors and independent software vendors as well as manufacturers of PCs, digital televisions, video game consoles, home-theaters-in-a-box, and audio/video receivers license our decoding technologies. There is an opportunity for growth in mobile devices, set-top boxes, and camcorders, as currently only some manufacturers of these devices incorporate our technologies.

In some cases our licensees sell products that incorporate our technologies to other manufacturers, which incorporate these products in automobiles, PCs, or other products that are then sold to consumers. Our trademarks are often displayed on content and CE products that incorporate our technologies, so that content providers and manufacturers can indicate to consumers that their products meet our technical and quality standards.

For many types of CE products, our technologies are included in explicit industry standards, as standards-setting bodies have mandated their inclusion in a particular type of product. For example, Dolby Digital is the standard audio technology for digital televisions in North America, while Dolby Digital is mandated in all DVD and Blu-ray Disc players worldwide. Alternatively, Dolby technologies are de facto industry standards in many CE products, meaning that although not specifically mandated by a standards board, these technologies are widely adopted for a particular type of product. For example, in the broadcast market, even prior to the adoption of HD terrestrial broadcast standards mandating Dolby technologies, many European HD broadcasters began broadcasting in Dolby Digital or Dolby Digital Plus, leading CE manufacturers to include these technologies in their televisions and set-top boxes for the European market.

Growth Strategy

The global entertainment industry is in the midst of four important trends:

•	The worldwide transition from analog to digital broadcast

•	The upgrade to HD content

•	The growth in delivering content online and via mobile devices

•	The growth in high quality 3D content

We believe these trends increase the total addressable market for our core audio technologies while creating new opportunities for us to deliver complementary technologies that improve sound and video experiences.

Our strategy includes the following key elements:

Growing Our Core Business

In response to market trends, content creators are focused on delivering content across a multitude of media, including DVD, Blu-ray Disc, broadcast, online, and mobile, each of which has different bandwidth and performance requirements. To address these technical needs, we offer a portfolio of multichannel technologies, including Dolby Digital, Dolby Digital Plus, Dolby Pulse, and Dolby Mobile, each providing a surround sound experience optimized for various storage and bandwidth requirements.

In our broadcast market, where we derive revenue from licensing our technologies to manufacturers of televisions and set-top boxes, we have the opportunity to increase the adoption of our multichannel technologies as more countries transition from analog to digital broadcast and offer HD content. While we have experienced success in increasing the adoption of our technologies in digital broadcast to date, we believe there are still significant opportunities for growth. The efficiency and quality of our multichannel technologies are well suited to digital broadcast bandwidth requirements and to delivering a premium HD content experience. As a result, our multichannel technologies have been adopted in terrestrial digital television standards throughout the world such that our technologies are now in a large percentage of global digital television shipments.

In the PC market, our technologies, including Dolby Digital Plus, are now included in Microsoft’s newest operating system, Windows 7. This operating system incorporates our technologies in four of the six available editions: Home Premium, Ultimate, Professional, and Enterprise. Prior to the release of Windows 7, our technologies were included in only premium consumer editions of Microsoft operating systems. Almost half of the world’s PC shipments are to the business market. The inclusion of our technologies in the Professional and Enterprise editions of Windows 7, which are typically purchased by the business market, increases the potential for us to receive royalties on a greater percentage of PC shipments.

We believe our technologies are also well suited for the mobile market. For example, HE AAC has been selected as an optional technology for use in third generation (“3G”) mobile devices and, as a result, is incorporated into many of these 3G devices. In addition, Dolby Digital Plus is now included in certain mobile phones, enabling these devices to serve as portable media players allowing them to both playback content in Dolby Digital Plus and to connect to other devices, such as televisions, for playback in multichannel surround sound. Nokia’s recently released mobile phone, the N8, includes this technology.

We are also focused on extending our technologies to online distribution. We have an opportunity for our multichannel technologies to be adopted in next-generation delivery platforms and in new types of entertainment devices. For example, as more content becomes available through online service providers, new devices such as tablets and notebooks may take on a more prevalent role as entertainment playback devices.

Developing Audio Innovations

We believe our long history of developing innovative audio technologies and the established presence of our multichannel technologies in many of the world’s most popular content playback devices enable us to develop and deliver new innovations, such as Dolby Axon, a voice technology that delivers surround sound and enables online gamers to perceive the spatial location of other players. We believe our expertise in areas such as volume control and noise reduction is transferable to solving challenges inherent in today’s consumer devices. We believe the presence of our technologies in many existing professional and consumer devices along with our recognized brand are key strengths as we strive to bring additional technology innovations to market.

We have also developed post processing technologies that enhance the quality of content not originally encoded using our processes. These technologies include our PC Entertainment Experience (PCEE) in the PC market and Dolby Mobile in the mobile market. PCEE technologies, targeted towards entertainment-oriented

PCs, are now included in over 30% of currently available consumer notebook models. Dolby Mobile, which is optimized and designed to enhance the audio quality of media delivered on mobile devices, is well suited for mobile handsets which are increasingly becoming entertainment playback devices.

Developing Video Technologies

We have been successful in developing audio technologies that make the entertainment experience immersive and enjoyable. We have now developed technologies that make the video experience compellingly realistic and engaging. In the cinema market, we offer exhibitors our digital cinema servers and other 3D Digital Cinema products. Our 3D Digital Cinema product delivers a vivid 3D movie experience with sharp images and natural colors. We believe the recent success of certain 3D cinema releases will continue to drive further growth in sales of our 3D and digital cinema products. Further, we are extending our development efforts in 3D video to home television. However, we view 3D video on home televisions as an early-stage opportunity.

We have also developed a professional reference monitor, the Dolby PRM-4200, for video professionals so that they can complete color critical tasks, such as calibrating color accuracy to professional reference standards.

Building on the Strength of the Dolby Brand

We are building on the strength of the Dolby brand to enhance our reputation as a trusted provider of entertainment technologies for professional and consumer applications. We actively encourage our customers to place our trademarks on their products in conjunction with the inclusion of our technologies. In particular, we provide marketing materials such as posters, trailers, and plaques to cinema operators to help them promote the quality of experience that is associated with our brand.

The inclusion of the Dolby trademark on a product informs audiences and consumers that the product incorporates our technologies and meets our quality standards, and we believe this helps CE manufacturers sell their products. We plan to continue to encourage the use of our trademarks throughout the entertainment industry so that professionals and consumers alike will know that we have helped ensure consistent quality as content moves throughout the entertainment process. We believe that the strength of our brand in the entertainment industry also assists us in bringing new audio and video technologies to market.

Addressing Ongoing Content Creator Needs

We believe that technology innovations for entertainment will continue to be adopted first for professional use as filmmakers, music producers, broadcasters, and video game designers look for ways to excite their audiences. We are collaborating with industry professionals to develop new technologies that facilitate and improve content recording, distribution, and playback. Our professional technology solutions often have applicability to the consumer arena and when they apply, we intend to continue to adapt these technologies for use in consumer applications. Our noise reduction, surround sound, and digital audio technologies were all initially developed for professional use and later adapted for use in CE products. We believe that our success in developing technologies for professional use contributes greatly to the attractiveness of our technologies and brand for consumer use.

Promoting the Adoption of Dolby Technologies in Industry Standards

As the entertainment industry evolves toward global technical standards for content creation and delivery, we actively seek to have our technologies included in industry standards. We develop, maintain, and strengthen relationships within the broad spectrum of entertainment industry participants, professional organizations, and global standards-setting bodies.

Revenue Generation

We generate revenue in three primary ways: licensing our technologies to manufacturers of CE products and to software vendors, selling video and audio products for the cinema and broadcast industries, and providing a variety of services to support production activities.

We generate a significant portion of our revenue from outside the United States. Financial information by geographical area is set forth in Note 10 “Geographic Data” to our Consolidated Financial Statements in this report.

Licensing

We license our technologies to software vendors and to CE manufacturers (such as manufacturers of digital televisions, set-top boxes, DVD players and recorders, Blu-ray Disc players, video game consoles, audio/video receivers, mobile devices, in-car entertainment systems, home-theater-in-a-box systems, PCs, camcorders, and portable media devices). Our licensing arrangements typically entitle us to receive a specified royalty for every product shipped by our licensees that incorporates our technologies. We also collect fees for administering joint patent licensing programs (informally known as “patent pools”) on behalf of third parties. In fiscal 2008, 2009, and 2010, our licensing revenue represented 84%, 83%, and 77% of our total revenue, respectively. In fiscal 2010, the decrease in our licensing revenue as a percentage of total revenue was due to a greater increase in the growth of our products revenue relative to the growth of our licensing revenue. We primarily have three different licensing models: a two-tier model, an integrated licensing model, and a patent pool model.

Two-Tier Licensing Model.    Most of our licensing business consists of a two-tier licensing model whereby our decoding technology, embodied in reference software and firmware code, are first provided under license to a semiconductor manufacturer. A manufacturer then incorporates our technologies in integrated circuits (ICs). Our licensed semiconductor manufacturers, which we refer to as “implementation licensees,” then sell their ICs to manufacturers of CE products, which are Dolby “system licensees.” Our system licensees separately obtain licenses from us that allow them to make and sell end-user CE products that incorporate ICs purchased from our implementation licensees.

Our implementation licensees may use our reference software and other licensed know-how directly to build and sell core technologies such as ICs or software library modules. The implementation licensees pay us a one-time, up-front administrative fee per license. In exchange, the licensee receives a licensing package, which includes certain information useful in implementing our technologies into their chipsets. Once the licensee has built its chipset, it sends us a sample for quality control evaluation. If we approve the implementation design, the licensee is permitted to sell the chipset only to our system licensees. We do not receive any royalties from implementation licensees.

Our system licensees pay us an initial fee for the technologies they choose to license from us. We deliver a licensing package to system licensees. This package includes useful information for using our technologies in the licensee’s products. System licensees are required to provide us with prototypes of products that incorporate our technologies for quality control evaluation or, under certain circumstances, self test results for our review. If the design is approved, the licensee is permitted to buy ICs from any Dolby implementation licensee and to sell approved products to retailers, distributors, and consumers. Unlike the sales of ICs by implementation licensees, sales of CE products incorporating our technologies by system licensees are royalty-bearing, generally based upon the number of units shipped by the system licensees that incorporate our technologies. We have active licensing arrangements with approximately 400 electronics product manufacturers and software developer licensees, with corporate headquarters located in 40 countries.

The amount of royalties we collect from a system licensee on a particular product depends on a number of factors such as the number of Dolby technologies used in that product and the total production volume for all products containing our technologies shipped by the system licensee.

Integrated Licensing Model.    In addition to licensing under our two-tier licensing model, we also license our technologies, as embodied in reference software code, to operating system vendors and to independent software vendors and to certain other CE manufacturers that act as combined implementation and system licensees. These licensees incorporate our technologies in their software and mobile applications, such as PC software DVD players used in desktop or notebook computers, or in integrated circuits they manufacture themselves and then incorporate into their CE products. In these cases, the “implementation” and the “system” licensee is one and the same. As with the two-tier licensing model, the dual licensee pays us an initial administrative fee. In exchange, the licensee receives a licensing package, which includes information on how to incorporate our technologies into the licensee’s software program or integrated circuits. Once the licensee has built its product, it sends us a sample or, under certain circumstances, self test results for quality control evaluation. If the sample is approved, the licensee is permitted to sell the product to retailers, to distributors, and to consumers, subject to the payment of royalties, generally for each unit shipped.

Licensing of Patent Pools.    Through our wholly owned subsidiary, Via Licensing, we administer joint patent licensing programs, or patent pools, on behalf of third party patent owners. Some of the patent pools also include Dolby patents. These patent pools allow product manufacturers streamlined access to certain essential patents to standardized technologies in the fields of audio coding, interactive television, digital radio, and wireless technologies.

Products

We design and manufacture video and audio products for the film production, cinema, and television broadcast industries. Distributed in over 60 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, provide surround sound, and increase the efficiency of sound storage and distribution. Our product sales are derived from sales of our digital 3D products, which provide 3D capabilities, as well as sales of digital cinema servers that load, store, decrypt, and decode encrypted digital film files for presentation on digital projectors in theaters.

Revenue is also derived from sales of our traditional cinema processors, which movie theaters use to process film soundtracks, and to a lesser extent, sales of broadcast products used to encode and distribute content to viewers. We also offer related digital cinema processors and media adapters to decode digital cinema soundtracks, and digital cinema accessories that allow exhibitors to easily integrate our digital cinema servers with their existing automation systems. Digital cinema is based on open standards, which, unlike our traditional cinema products, do not include our proprietary audio technologies. In fiscal 2008, 2009, and 2010, our product revenue represented 11%, 13%, and 20% of our total revenue, respectively.

Services

We offer a variety of services to support film production, television broadcast, and music production. Our engineers work alongside filmmakers, television broadcasters, and music producers to help them use our products and technologies to create and reproduce the content they envision. We typically enter into service agreements with motion picture studios or filmmakers to provide them with production services related to the preparation of a Dolby soundtrack, such as equipment calibration, mixing room alignment, and equalization. Under these agreements, we provide our encoders to the studios for use during sound mixing, enabling them to create films with Dolby soundtracks using our proprietary technologies.

Dolby provides other services such as print quality control, professional film mastering services to prepare movies for digital release, and theater system calibration for important screenings, such as premieres, film festivals, and press screenings. Our engineers also provide training, system design consultation and on-site technical expertise to cinema operators throughout the world to help them configure their screening rooms and equipment to ensure that movies are replayed with consistent high quality. In fiscal 2008, 2009, and 2010, our services revenue represented 5%, 4%, and 3% of our total revenue, respectively.

Our Technologies and Products

Our core technologies are signal processing systems that enhance basic sound quality or enable surround sound in movie soundtracks, DVDs, Blu-ray Discs, personal computers, digital televisions, mobile devices, video games, and satellite and cable broadcasts. Many of our technologies are incorporated into professional products that we manufacture, including cinema sound processors and digital audio encoders and decoders. We have also expanded our focus on developing and delivering new audio and video technologies that enhance the entertainment experience, including audio technologies for mobile devices and video technologies for digital 3D, digital cinema, post-production, and LED backlit LCD televisions.

Our Technologies

•

Dolby Digital – Dolby Digital is a digital audio coding technology used to provide surround sound in theaters, and in the home from DVDs, digital terrestrial broadcast, cable, and satellite systems. Dolby Digital enables the storage and transmission of up to five full range audio channels plus a low frequency effects channel.

•

Dolby Digital Plus – Dolby Digital Plus is a digital audio coding technology, built as an extension to Dolby Digital technologies. With the addition of new coding techniques and an expanded bitstream structure, Dolby Digital Plus offers greater efficiency for lower bit rates, as well as the option for more channels and higher bit rates. Dolby Digital Plus can support a wide range of current and emerging applications such as digital television, mobile, and internet delivered audio for interactive programs. Dolby Digital Plus is compatible with all existing Dolby Digital equipped consumer electronics.

•

Dolby Digital Surround EX – Dolby Digital Surround EX adds a third surround channel to the Dolby Digital format in cinemas. The third channel is reproduced by rear wall surround speakers, while the left and right surround channels are reproduced by speakers on the side walls.

•	Dolby Digital EX – Dolby Digital EX adds a third surround channel to Dolby Digital in CE products for the home.

•

Advanced Audio Coding (AAC) – AAC is a high quality audio coding technology appropriate for many broadcast and electronic music distribution applications. We are one of the original four developers of this technology.

•

HE AAC – HE AAC is a high quality, highly efficient audio compression technology designed for broadcast, download and streaming content. HE AAC adds spectral band replication to AAC. We are one of the primary developers of this technology.

•

Dolby Pulse – Dolby Pulse is an optimized HE AAC coding technology that combines the efficiency of HE AAC with Dolby metadata capability, providing consistency and compatibility for Dolby enabled, bandwidth-critical applications such as digital cable and satellite broadcasting, HDTV, IPTV, mobile phones, portable media players and online entertainment.

•

Dolby TrueHD – Dolby TrueHD is an audio delivery technology that delivers bit-for-bit performance upon playback identical to the original studio master. When applied to HD video content, the coding efficiencies of Dolby TrueHD enable content providers to include a 100% lossless audio track on Blu-ray Disc without using excessive storage capacity. Dolby TrueHD implementations can also decode 5.1 channel DVD-Audio content, eliminating the need for a second audio decoder in universal style players.

•	Dolby E – Dolby E is a professional digital audio coding system developed to assist with the conversion of two channel broadcast facilities to multichannel audio.

•

Dolby Digital Live – Dolby Digital Live is a real time encoding technology that converts any audio signal into a Dolby Digital bitstream for transport and playback to a home theater system. Dolby Digital Live enables a PC or game console to be hooked up to a Dolby Digital equipped audio/video receiver or digital speaker system via a single digital connection.

•

Dolby Pro Logic II – Dolby Pro Logic II is a matrix surround decoding technology that detects the naturally occurring directional cues in two channel audio content and transforms the content into five playback channels of full bandwidth surround sound.

•	Dolby Pro Logic II(x) – Dolby Pro Logic II(x) extends the Pro Logic II technology to seven playback channels.

•	Dolby Pro Logic IIz – Dolby Pro Logic IIz is Dolby’s newest matrix decoding technology which adds the dimension of height to surround sound playback.

•

Dolby Virtual Speaker – Dolby Virtual Speaker is an audio virtualization technology that simulates the effect of natural, realistic surround sound from just two stereo speakers. Dolby Virtual Speaker transforms TV, movies and recorded music into a surround sound experience to anyone with a two speaker system.

•

Dolby Headphone – Dolby Headphone technology provides the sound of a five speaker surround playback system through any pair of headphones by modeling the surround sound listening experience of a properly set up and calibrated 5.1 channel speaker system.

•	Dolby Mobile – Dolby Mobile is a suite of post processing technologies optimized for mobile devices and designed to enhance the audio quality of media delivered on the device.

•

Dolby Axon – Dolby Axon is a voice technology that enables a realistic 3D voice experience which matches the game environment, allowing online gamers to locate competitors spatially within the game environment.

•	PC Entertainment Experience or PCEE – PCEE is a suite of technologies for entertainment-oriented PCs that enhance the audio quality of media.

•	Dolby Digital Stereo Creator – Dolby Digital Stereo Creator allows users to author DVDs with Dolby Digital stereo soundtracks.

•	Dolby Digital 5.1 Creator – Dolby Digital 5.1 Creator enables users to record home movies with Dolby Digital surround sound.

•	Dolby Volume – Dolby Volume is an audio leveling technology for CE devices that provides consistent volume and quality across various programs.

•	Dolby Contrast – Dolby Contrast is a dynamic range image technology for LED backlit LCD televisions that increases the contrast ratio.

•	Dolby Vision – Dolby Vision provides high brightness and high contrast ratios to LCD televisions by adding advanced high dynamic range algorithms to Dolby Contrast’s dynamic range image technology.

•

Analog Signal Processing Technologies – Our analog signal processing technologies, including our noise reduction technologies, improve the sound quality of cassette tapes and film sound by reducing background noise and extending the overall dynamic range of analog media.

Our Products

•	Traditional Cinema Processors – used to read, decode and play back a film’s soundtrack and calibrate the sound system in a movie theater.

•

Digital Cinema Products – used for digital cinema encoding, distribution and playback. Our digital cinema server is used to load, store, decrypt, decode and re-encrypt digital film files for presentation on a digital cinema projector. We also provide products that encrypt, encode and package digital films, and digital cinema processors to decode digital cinema soundtracks.

•

Digital 3D Products – deliver a 3D image with an existing digital cinema server and white screen, providing exhibitors a flexible 3D solution. Our Dolby 3D glasses feature high-quality multicoated lenses with a special curvature that delivers 3D images.

•	Digital Media Adapters – used to adapt existing analog cinema audio systems to the latest digital audio technologies.

•

Broadcast Products – used to encode, transmit and decode multiple channels of high quality audio for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming.

•	Professional Reference Monitor – a video monitor used during the production and post-production of cinematic and video content in situations where grade 1 reference performance is required.

Industry Standards

Certain of our technologies have been adopted as the explicit or de facto industry standard. Explicit industry standards are adopted through a formal negotiated standards process, whereby government entities, industry standards-setting bodies, trade associations, and others evaluate and then prescribe or require the use of a technology. We participate in a broad spectrum of organizations and industry standards bodies worldwide that establish explicit industry standards. De facto industry standards are adopted by industry participants when technologies are introduced to the marketplace and become widely used.

Sales and Marketing

We sell and market technologies, products and services throughout the entertainment industry through an internal sales staff and through distributors. We maintain sales offices in the United States, the United Kingdom, Japan, China, Taiwan, Germany, the Netherlands, South Korea, Russia and India.

We focus our marketing efforts on consumer electronics, personal computer, broadcast, cinema, production services, gaming, automotive, video, and mobile markets. We reach these markets primarily through industry trade shows, public relations, our website, partner events, and direct marketing.

Products and Technology

Research and Development

Historically, we have focused our research and development primarily on audio signal processing technologies. Increasingly, we have expanded our research and development efforts into new audio, voice and video areas. By focusing on creation, proof of feasibility and early stage prototyping of patentable new audio, voice, image, and related technologies, our research groups serve as a source of new technologies for the engineering and technology development teams. The research groups also help identify, investigate, and analyze new long-term opportunities, help develop our technology strategy, and provide support for internally developed and externally acquired technologies.

Engineering and technology development teams take the technologies developed by the research group and further develop such technologies for use in our professional products and by our licensees. In addition, our engineering and technology development teams are involved in the commercialization of technologies created by third parties.

We conduct our research and development activities at a number of locations, including Burbank, San Francisco and Santa Clara, California, Yardley, Pennsylvania, Sydney, Australia, Vancouver, Canada, Stockholm, Sweden, Beijing, China, Nuremberg and Berlin, Germany. Our research and development expenses were $77.5 million, $81.5 million and $105.0 million, in fiscal 2008, 2009 and 2010, respectively.

Product Manufacturing

Our product quality is ensured through the use of highly automated assembly processes and the rigorous testing of our products compared to all published specifications.

We have a single production facility, and use contract manufacturers to produce some of our higher volume product lines as needed. We purchase components and fabricated parts from multiple suppliers. We rely on sole source suppliers for some of the components that we use to manufacture our products. We source components and fabricated parts locally, but we also buy globally in order to ensure continued supply.

Customers

We license our technologies to software vendors, such as operating system vendors and independent software vendors, and to integrated circuit manufacturers. Our licensees also include manufacturers of home audio and video products, set-top boxes, video game consoles, mobile devices, in-car entertainment systems, and PC manufacturers.

We have customers in a wide range of entertainment industries and sell our professional products either directly to the end user customer or, more commonly, through dealers and distributors. Users of our professional products and services include movie studios, cinema operators, film distributors, broadcasters, and video game designers.

Microsoft Corporation, one of our licensees, accounted for approximately 10% of our total revenue in fiscal 2008 and 2009 and for 12% of our total revenue in fiscal 2010.

Competition

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: Audyssey Laboratories, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Philips, RealNetworks, Sonic Solutions, Sony, SRS Labs, and Thomson. In addition, other companies may become competitors in the future. Competitors for our products include: Barco, Doremi, GDC, IMAX, MasterImage 3D, NEC, Panavision, QSC Audio Products, Qube Cinema, REAL D, Sony, Technicolor, Texas Instruments, USL, and XpanD. Competitors for our services include DTS and Sony.

Some of our current and future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, some of our current or potential competitors may have an advantage over us in the market for online technologies because of their greater experience in that market. In addition, some of our current or potential competitors may be able to offer integrated system solutions in certain markets for entertainment technologies, including audio, video, and rights management technologies related to personal computers or the internet, which could make competing technologies that we develop or acquire unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing technologies at lower prices than we can, which could adversely affect our operating results.

Several of our competitors have introduced digital cinema products that support the presentation of movies with higher resolution “4K” digital cinema projectors. Certain major U.S. exhibitors have begun installing 4K digital cinema equipment into their theaters. In the future, other exhibitors may feel that they need to outfit some or all of their theaters with 4K digital cinema equipment to compete in the same markets where competitors are promoting 4K products. Dolby currently does not offer a 4K digital cinema product. If we do not offer a product that supports 4K presentation, our future prospects in digital cinema may be limited and our business could be adversely affected.

We also face competitive risks in situations where our customers are also current or potential competitors. For example, Sony and Microsoft are significant licensee customers and Sony is a significant purchaser of our broadcast products and services, but Sony and Microsoft are also competitors with respect to some of our broadcast and consumer technologies.

Many of the CE products that include our audio technologies also include audio technologies developed by our competitors. We believe that the principal competitive factors in each of our markets include some or all of the following:

•	Inclusion in explicit industry standards;

•	Adoption as de facto industry standards;

•	Brand recognition and reputation;

•	Quality and reliability of products and services;

•	Technology performance, flexibility, and range of application;

•

Relationships with producers, directors and distributors in the film industry, with television broadcast industry leaders, and with the management of semiconductor and consumer electronics manufacturers;

•	Availability of compatible high quality audio content and the inclusion of Dolby Digital soundtracks on DVDs;

•	Price; and

•	Timeliness and relevance of new product introductions.

We believe we compete favorably with respect to many of these factors.

In general, we are unable to quantify our market share in any particular market in which we operate. Our products and services span the audio portions of several separate and diverse industries, including the cinema, broadcasting, video game, and recording industries. The lack of clear definition of the markets in which our products, services and technologies are sold or licensed, the basic nature of our technologies, which can be used for a variety of purposes, and the diverse nature of and lack of detailed reporting by our competitors makes it impracticable to quantify our position.

Intellectual Property

We have a substantial base of intellectual property assets, including patents, trademarks, copyrights and trade secrets such as know-how.

As of September 24, 2010, we had nearly 1,900 individual issued patents and over 2,050 pending patent applications in nearly 45 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through July 2029. Of these, one patent is scheduled to expire in the remainder of calendar year 2010, 34 patents are scheduled to expire in calendar year 2011, 52 patents are scheduled to expire in calendar year 2012, and 31 patents are scheduled to expire in calendar year 2013.

We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies have begun to expire and the remaining patents relating to this technology generally expire between now and 2017, and additional patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2018 and 2026. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

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

We have over 990 trademark registrations throughout the world for a variety of word marks, logos and slogans. Our marks cover our various products, technologies, improvements and features, as well as the services that we provide. Our trademarks are an integral part of our licensing program and licensees typically elect to place our trademarks on their products to inform consumers that their products incorporate our technology and meet our quality specifications. Our trademarks include the following:

Examples of our Word Trademarks

• Dolby • Dolby Digital • Dolby Digital Plus • Dolby Home Theater	• Dolby Mobile • Dolby Headphone • Dolby TrueHD • Dolby Digital Cinema

Examples of our Logo Trademarks

We protect our intellectual property rights both domestically and internationally. In the past, however, we have experienced problems with consumer electronics product manufacturers in emerging economies. Manufacturers have failed to report or underreported shipments of their products that incorporate our technologies. We have also had problems with implementation licensees selling ICs with our technologies to third parties that are not system licensees. We expect to experience such problems in the future.

Moreover, we have relatively few or no issued patents in certain countries. For example, in China and Taiwan we have only limited patent protection, especially with respect to our Dolby Digital technologies. Consequently, in the future we may recognize less revenue from Dolby Digital from those regions. In India, we have no issued patents for Dolby Digital technologies. Thus, maintaining or growing our licensing revenue in developing countries such as China, Taiwan, and India will depend, in part, on our ability to obtain patent rights in these counties, which is uncertain. Moreover, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is likewise uncertain.

Employees

As of September 24, 2010, we had 1,244 employees worldwide, of which 393 employees were based outside of the United States. None of our employees are subject to a collective bargaining agreement. We believe that our employee relations are good.

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

We derive most of our revenue from the licensing of our technologies to digital entertainment product manufacturers. Licensing revenue represented 84%, 83%, and 77% of our total revenue in fiscal 2008, 2009, and 2010, respectively. We do not manufacture digital entertainment products ourselves and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. We also face the risk that our licensees have product channel inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by our licensee for any reason, these licensees may substantially decrease the amount of products they sell and therefore technologies they license from us in subsequent periods.

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

Moreover, we have a widespread presence in markets for electronics products, such as the Consumer Electronics (CE) product market, which includes DVD players, audio/video receivers, and other home theater CE products, and, as a result, there is little room for us to further penetrate such markets. Lower sales of products incorporating our technologies could occur for a number of reasons. Changes in consumer tastes or trends, rapidly evolving technology, changes in industry standards or adverse changes in business and economic conditions, may adversely affect our licensing revenue. Increasing market saturation, durability of products in the marketplace, competing products, and alternate consumer entertainment options could adversely affect demand for new products incorporating our technologies.

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

Windows 7, Microsoft’s newest operating system, became available in October 2009. Windows 7 includes DVD playback in four of its six available editions, including the Professional and Enterprise editions aimed at business customers. There are risks and uncertainties associated with this opportunity. Due in part to Windows 7 DVD playback enhancements and pricing pressure, some PC manufacturers have excluded, and we expect others in the future will exclude, ISV DVD software applications on PCs that include Windows 7. Additionally, it is uncertain at what pace consumer and business customers will migrate from their current operating systems to the

Windows 7 operating system and what the adoption rate of the editions with Dolby technologies will be. In addition, consumers are increasingly purchasing lower priced PCs, particularly netbooks and tablets, which do not have Dolby technologies. Consumers may elect to purchase these lower priced PCs instead of computers with DVD playback functionality and Dolby technologies. Future shipments of PCs with Dolby technologies could also decline. If any of the foregoing occurs, our licensing revenue will be adversely affected.

Macroeconomic conditions may reduce our revenue and harm our business.

We continue to be cautious regarding future macroeconomic conditions and their potential for suppressed consumer demand in the markets in which we license our technologies and sell our products. Our business could be materially adversely affected by changes in macroeconomic conditions, because our technologies are incorporated into entertainment-oriented products, which are generally discretionary goods, such as DVD players, Blu-ray Disc players, PCs, digital televisions, mobile devices, set-top boxes, home–theaters–in–a–box, camcorders, portable media devices, gaming systems, audio/video receivers, and in-car entertainment systems. The global economic environment has adversely affected consumer confidence, disposable income, and spending. While we cannot predict future macroeconomic conditions, these conditions may persist or worsen. Furthermore, deteriorating or continued weakness in economic conditions result in a greater likelihood that more of our licensees and customers will become delinquent on their obligations to us or be unable to pay, which in turn, could result in a higher level of write-offs, all of which would adversely affect our earnings. Moreover, deteriorating economic conditions and other factors may result in increased underreporting and non-reporting of royalty bearing revenue by our licensees as well as increased unauthorized use of our technologies, which would adversely affect our earnings.

Our future success depends, in part, upon the growth of new and existing markets for our technologies and our ability to develop and adapt our technologies for those markets. If those markets do not grow or we are not able to develop successful products for them, our business prospects could be limited.

The future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new and existing markets for our technologies. For example, growth of our broadcast revenue is dependent upon continued global growth of digital television broadcasting and the adoption of our technologies into emerging digital broadcast standards. Another example is that our PC revenue is dependent upon the growth of the PC market and the continued adoption of our technologies into PC operating systems as well as the adoption of our technologies into emerging types of devices such as tablets.

Our ability to penetrate new and existing markets for our technologies depends on increased consumer demand for products that contain our technologies, which may not occur. Some of these markets are ones in which we have not previously participated, and we may not be able to adapt adequately our business and our technologies to consumer demand. In addition, even when our technologies are adopted as industry standards for a particular market, such market may not fully develop.

If new and existing markets for our technologies do not develop or consumer demand for products that contain our technologies does not grow, our business and prospects would be materially adversely affected.

If we do not develop and deliver innovative technologies in response to industry and technology changes, our business could decline.

The markets for our products and the markets for digital entertainment products using our licensed technologies are characterized by rapid change and technological evolution that can render our technologies and products obsolete or unmarketable. The process of developing new technologies is complex and uncertain. We will need to expend considerable resources on research and development, or acquisitions, in the future in order to design and deliver innovative entertainment products and technologies. Despite our efforts, we may not be able to develop, or acquire, and effectively market new products, technologies and services in a timely manner that competitively address the needs of the changing marketplace. For example, we cannot ensure that Dolby Axon or Dolby Volume, will address the needs of the marketplace, be effectively marketed or be successful technologies.

In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. For example, while we view the continued advancements in online and mobile content delivery as an area of opportunity if we are not able to competitively address the needs of the changing online and mobile markets our ability to generate revenue from those markets would be limited while our revenue from DVD and Blu-ray Disc players could decline. At times such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere. Our future success depends to a great extent on our ability to develop, or acquire, and deliver innovative technologies in a timely manner that are widely adopted in response to changes in the entertainment industry and that are compatible with the technologies or products introduced by other entertainment industry participants.

Sales of component DVD players have declined significantly and we expect them to decline further. To the extent that sales of component DVD players continue to decline or alternative technologies in which we do not participate replace DVDs or Blu-ray Disc as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

In the past, growth in our revenue had been the result, in large part, of the rapid growth in sales of component DVD players incorporating our technologies. However, as the markets for DVD players have matured, sales of component DVD players generally have declined significantly and we expect future sales of component consumer DVD players generally to continue to decline. While revenue from Blu-ray Disc players offset component standard definition DVD player revenue declines in fiscal 2010, future revenue from Blu-ray Disc player may not offset future declines in revenue from standard definition DVD players. A shift in consumer content consumption from DVD and Blu-ray Disc to internet content consumption through connected televisions and set-top boxes, could result in declines in revenue from DVD and Blu-ray Disc players. Such declines would adversely affect our licensing revenue. In addition, if new technologies or distribution channels are developed that compete with or replace DVD and Blu-ray Disc players as dominant media for consumer video entertainment, we may not be able to develop complementary technologies for and generate revenue from those new technologies or distribution channels. Furthermore, new technologies or distribution channels may be less profitable for us than DVD and Blu-ray Disc players. Any of the foregoing could adversely affect our business and operating results.

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

We generate revenue primarily from digital entertainment product manufacturers and software vendors who license our technologies and incorporate those technologies in their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to accurately report their shipments. We calculate our license fees, prepare our financial reports, projections, and budgets, and direct our sales and product development efforts based on these reports we receive from our licensees. However, we have difficulty independently determining whether or not our licensees are reporting shipments accurately. Independently determining that our licensees have reported shipments accurately is particularly problematic with respect to software incorporating our technologies because software can be copied relatively easily and we do not have easy ways to determine how many copies have been made. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive, time consuming, and potentially detrimental to our ongoing business relationships with our licensees. In the past, licensees, particularly in emerging economies, such as China, have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalties by our licensees, which could adversely affect our operating results. Conversely, to the extent that our licensees overstate the number of products incorporating our technologies, or report the products under the wrong categories, corrections of prior reports could result in reductions of royalty revenue in subsequent periods. To the extent that our licensees more closely scrutinize their past or future licensing statements, we may receive more royalty statements that contain corrections of prior reports.

We also have often experienced, and expect to continue to experience, problems with non-licensee digital entertainment product manufacturers and software vendors, particularly in emerging economies, such as China, incorporating our technologies or incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. This form of piracy is facilitated when manufacturers of ICs containing our technologies sell ICs with our technologies to third parties who are not our system licensees and not reporting these sales. As emerging economies transition from analog to digital content we expect to experience increased problems with this form of piracy. Increased unauthorized use of our intellectual property would adversely affect our operating results.

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

In addition, many of the non-sound technology markets which we are targeting are relatively new and may not develop as we currently anticipate. Moreover, although we believe that many of the technological advances we may develop or acquire for digital cinema and 3D digital cinema may have applicability in other areas, such as 3D for broadcasting or CE products, we may not be able to achieve these anticipated benefits in these other markets. A number of competitors and potential competitors may develop non-sound technologies similar to those that we develop or acquire, some of which may provide advantages over our products, technologies, and services. Some of these competitors have much greater experience and expertise than we do in the non-sound fields we may enter. The non-sound products, technologies, and services we expect to market may not achieve or sustain market acceptance, may not meet industry needs, and may not be accepted as industry standards. If we are unsuccessful in selling non-sound products, technologies, and services, the future growth of our business may be limited. In addition, our efforts to enter or strengthen our positions in non-sound markets may be tied to the success of specific programs.

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

As of September 24, 2010, we had nearly 1,900 individual issued patents and over 2,050 pending patent applications in nearly 45 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through July 2029. Of these, one patent is scheduled to expire in the remainder of calendar year 2010, 34 patents are scheduled to expire in calendar year 2011, 52 patents are scheduled to expire in calendar year 2012, and 31 patents are scheduled to expire in calendar year 2013. We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies have begun to expire and the remaining patents relating to this technology generally expire between now and 2017, and additional patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2018 and 2026. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

We face significant competition in various markets, and if we are unable to compete successfully, our business will suffer.

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: Audyssey Laboratories, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Philips, RealNetworks, Sonic Solutions, Sony, SRS Labs, and Thomson. Competitors for our products include: Barco, Doremi, GDC, IMAX, MasterImage 3D, NEC, Panavision, QSC Audio Products, Qube Cinema, REALD, Sony, Technicolor, Texas Instruments, USL, and XpanD. In addition, other companies, including exhibitors and film studios, may develop their own 3D or digital cinema technologies in the future. Competitors for our services include DTS and Sony. In addition, other companies may become competitors in the future. Consumers may perceive the quality of the audio experience produced by some of our competitors’ technologies to be equivalent or superior to the audio experience produced by our technologies. In addition, some of our current and/or future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, some of our current or potential competitors may have an advantage over us in the market for online content because of their greater experience and presence in that market. In addition, some of our current or potential competitors may be able to offer integrated system solutions in markets for sound or non-sound entertainment technologies, including audio, video, and rights management technologies related to PCs or the internet, which could make competing technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing technologies at lower prices than our technologies, which could adversely affect our operating results. Further, many of the digital entertainment products that include our sound technologies also include sound technologies developed by our competitors. Several competitors have introduced digital cinema products which support the presentation of movies with higher resolution “4K” digital cinema projectors. Dolby currently does not offer a 4K digital cinema product. As a result, we must invest significant resources in research and development in order to enhance our technologies and our existing products and services and introduce new high quality technologies, products, and services to meet the wide variety of such competitive pressures. Our business will suffer if we fail to do so successfully.

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

We believe that various trends will increase our exposure to the risks of conducting business in emerging economies. For example, we expect digital entertainment product manufacturing in emerging economies, such as China, to increase due to the availability of lower manufacturing costs as compared to those of other industrial countries and the continued industry shift by discount retailers towards lower end DVD and more recently Blu-ray Disc player offerings. We also believe that our sales of products and services in emerging economies will expand in the future to the extent that the use of digital surround sound technologies increases in these countries, including in movies and broadcast television. We further expect that the sale of products incorporating our technologies will increase in emerging economies to the extent that consumers there become more affluent. We face many risks associated with operating in these emerging economies, in large part due to limited recognition and enforcement of contractual and intellectual property rights. As a result, we may experience difficulties in enforcing our intellectual property rights in these emerging economies, where intellectual property rights are not as respected as they are in the United States, Japan, and Europe. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants worldwide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate. If we are unable to develop, maintain, and strengthen these relationships, our revenue from these countries could be adversely affected.

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

We face many risks in the 3D cinema market which may affect our ability to successfully participate in that market, including, but not limited to the following:

•	Our participation in the 3D cinema market will be limited to the extent theaters do not convert from analog to digital cinema.

•	Demand for our 3D cinema products is driven by the number of 3D cinema releases and the commercial success of those releases.

•	Industry participants may perceive our reusable glasses business model as less easy to manage.

•	We may pursue other 3D business models that could be less successful or less profitable.

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

•

At least one of our competitors has exclusive licensing arrangements for 3D products with theater exhibitors, which has in the past and we expect will in the future restrict our ability to compete in the 3D market.

If we are unable to manage these risks effectively, our ability to compete profitably in the 3D cinema market may be adversely affected.

Our inability to deploy our digital cinema servers in significant numbers in the transition to digital cinema, coupled with the price of our products, could limit our future prospects in the digital cinema market and could materially and adversely affect our business.

A small percentage of theaters have adopted digital cinema for the distribution and exhibition of movies. A number of companies offer competing products for digital cinema that exhibitors may perceive to be potentially advantageous to our products. Some of these competing products are priced lower than our products or offer features, such as support for 4K presentation. At least one competitor has a significantly greater installed base of its competing digital cinema playback servers than we do and another competitor has a significantly greater installed base of its competing 3D products than we do, either of which could limit our eventual share of the digital cinema market and materially and adversely affect our operating results. As the market for digital cinema has grown, we have faced more pricing and other competitive pressures than we have historically experienced for our traditional cinema products. As a result, we have implemented and may have to continue to implement pricing strategies which will have an adverse impact on our products gross margins in the future.

If funding for the broader adoption of digital cinema is not available or if the market for digital cinema develops more slowly than expected, our future prospects could be limited and our business could be materially and adversely affected.

At present only a small percentage of movie theaters have been converted to digital cinema, and we expect the broad conversion of theaters to digital cinema technologies, if it occurs, to be a multi year process due to financial obstacles. Until recently, macroeconomic conditions have limited the availability of funding for cinema rollouts. Although in March 2010 certain major exhibitors announced the availability of financing for digital cinema upgrades in U.S. theaters, those exhibitors may not receive funding for further upgrades and other exhibitors may not receive funding at all. If funding is not available on favorable terms or at all, the broader adoption of digital cinema could be delayed further. Further, we cannot predict how quickly digital cinema will become widely adopted. If the demand for digital cinema equipment develops more slowly than expected the broad adoption of digital cinema will continue to be delayed which could adversely affect our revenue.

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

We recently replaced our enterprise resource planning (ERP) system as well as other key software applications used in our global operations. Our ERP system and related applications are integral to our ability to accurately and efficiently maintain our books and records, manage royalty and product revenue streams, record our transactions, provide critical information to our management, and prepare our financial statements. Any unexpected difficulties resulting from these replacement efforts, could adversely affect our operating results and the accuracy and timely reporting of those results.

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

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2008, 2009, and 2010, revenue from outside the United States was 66%, 65%, and 66% of our total revenue, respectively. We expect that international and export sales will represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

•	United States and foreign government trade restrictions, including those which may impose restrictions on importation of programming, technology or components to or from the United States;

•	Our ability to comply with applicable international laws and regulations governing our business and operations, including local consumer and safety laws, as well as license requirements;

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

Events and conditions in the cinema and broadcast industries may affect sales of our cinema products and other services.

Sales of our cinema products and services tend to fluctuate based on the underlying trends in the cinema industry. For example, when box office receipts for the cinema industry increase, we have typically seen sales of our cinema products increase as well, as cinema owners are more likely to build new theaters and upgrade existing theaters with our more advanced products when they are doing well financially. Conversely, when box office receipts are down cinema owners tend to scale back on plans to expand or upgrade their systems. Our cinema product sales are also subject to fluctuations based on events and conditions in the cinema exhibition industry generally that may or may not be tied to box office receipts in particular time periods. For example, the growth in piracy of motion pictures adversely affects the construction of new screens, the renovation of existing theaters, and the continued production of new motion pictures. Technological advances and the conversion of motion pictures from film to digital have made it easier to create, transmit, and “share” high quality unauthorized copies of motion pictures, including on pirated DVDs and on the internet. On the other hand, our services revenue, both in the United States and internationally, is tied to the number of films being made by major film studios and independent filmmakers. A number of factors can affect the number of films that are produced, including strikes and work stoppages within the cinema industry, as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

The demand for our cinema products and services could decline as the film industry adopts digital cinema.

Although only a small percentage of theaters have adopted digital cinema technologies for the distribution and exhibition of motion pictures, the number of cinema exhibitors adopting digital cinema for new theater construction or existing theater upgrades continues to grow. As exhibitors have constructed new theaters or upgraded existing theaters they have generally chosen digital cinema over traditional film cinema and we expect this trend to continue. Digital cinema, which is based on open standards, does not include our proprietary audio technologies. As the film industry continues to adopt digital cinema, the demand for our traditional cinema products and services has declined significantly and we anticipate that the demand for film based products will decline in future periods. Furthermore, exhibitors adopting digital cinema can choose from multiple digital cinema playback servers other than ours, none of which contain our technologies. A continued decrease in the demand for our traditional film cinema products and services that is not accompanied by a meaningful increase in revenue from digital cinema products and services would adversely affect our revenue stream from the cinema industry.

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

In July 2010, we announced that our Board of Directors had approved an additional $300.0 million for our stock repurchase program, whereby we may continue to repurchase shares of our Class A common stock. This repurchase program may reduce the public float of shares available for trading on a daily basis. Depending on market conditions and other factors, such purchases may be limited, suspended or terminated at any time without prior notice. There can be no assurance that we will buy additional shares of our Class A common stock under our stock repurchase program or that any future repurchases will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our Class A common stock, the nature of other investment opportunities presented to us from time to time, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.

Fluctuations in our operating results and other factors may contribute to the volatility of the market price of our stock.

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual revenue and operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our business and prospects. As described more fully below, these fluctuations also could increase the volatility of our stock price. In addition to the other factors discussed in this Risk Factors section, factors that may cause or contribute to fluctuations in our operating results and revenue or the volatility of the market price of our stock include:

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

•

Events and conditions in the cinema industry, including box office receipts that affect the number of theaters constructed, the number of movies produced and exhibited, the general popularity of motion pictures, and strikes by cinema industry participants;

•	The financial resources of cinema operators available to buy our products or to equip their theaters to accommodate upgraded or new technologies;

•	Consolidation by participants in the markets in which we compete, which could result among other things in pricing pressure;

•	Seasonal electronics product shipment patterns by our system licensees, particularly in the first quarter, which generally result in revenue in the second quarter;

•

The impact of, and our ability to react to, interruptions in the entertainment distribution process, including as a result of work stoppages at our facilities, our customers’ facilities, and other points throughout the entertainment distribution process;

•	Adverse outcomes of litigation or governmental proceedings, including any foreign, federal, state or local tax assessments or audits;

•	Repurchases we make of our common stock;

•	Costs of litigation and intellectual property protection;

•	Exchange rate fluctuations between the U.S. dollar and other currencies;

•	Variations between our operating results and published analysts’ expectations; and

•	Announcements by our competitors or significant customers.

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

Changes in tax rates and exposure for additional income tax liabilities or adverse outcomes resulting from examinations of our tax returns could adversely affect our operating results and financial condition.

Our future effective tax rates could be favorably or unfavorably affected by changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or by changes in tax laws or their interpretation. We file income tax returns in the United States and in several U.S. state and foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. For example, our income taxes could be adversely affected by:

•	Earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Expiration of or lapses in the R&D tax credit laws;

•	Fluctuations in tax exempt interest income;

•	Transfer pricing adjustments;

•	Tax effects of nondeductible compensation;

•	Tax costs related to intercompany realignments;

•	Changes in accounting principles; or

•

Changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.

In addition, we are subject to the periodic examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Additionally, due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realizability of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

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

Our business is dependent upon our patents, trademarks, trade secrets, copyrights, and other intellectual property rights. Licensing revenue represented 84%, 83%, and 77% of our total revenue in the fiscal years 2008, 2009, and 2010, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in some countries or where the initiation of a claim might harm our business relationships. For example, we have many times experienced, and expect to continue to experience, problems with digital entertainment product manufacturers incorporating our technologies into their products without our authorization and with implementation licensees selling ICs with our technologies to unlicensed digital entertainment product manufacturers that are not system licensees. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs, which could adversely affect our financial condition and results of operations. We generally seek patent protection for our innovations. However, it is possible that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect particular innovations that later turn out to be important. Moreover, we have limited or no patent protection in particular foreign jurisdictions. For example, in China and Taiwan we have only limited patent protection, especially with respect to our Dolby Digital technologies, and in India we have no issued patents. Even where we do have patent protection, the scope of such protection may be insufficient to prevent third parties from designing around our particular patent claims. Furthermore, there is always the possibility that an issued patent may later be found to be invalid or unenforceable. Moreover, we seek to maintain select intellectual property as trade secrets. These trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from them.

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

Our products are highly complex and production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time in a cost effective manner, which could harm our competitive position. We have a single production facility, and we use contract manufacturers to produce some of our higher volume product lines as needed. Our reliance on contract manufacturers for the manufacture of our higher volume products involves risks, including limited control over timely delivery and quality of such products. If production of our products is interrupted, we may not be able to manufacture products on a timely basis, and customers may purchase products from our competitors. A shortage of manufacturing capacity for our products could adversely affect our operating results and damage our customer relationships. We generally cannot quickly adapt our manufacturing capacity to rapidly changing market conditions and a contract manufacturer may encounter difficulties as well. Likewise, we may be unable to respond to fluctuations in customer demand. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products. Any inability to respond to fluctuations in customer demand for our products may adversely affect our gross margins.

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

From time to time, one or a small number of our customers or licensees may represent a significant percentage of our products, services or licensing revenue. For example, revenue from our largest customer represented approximately 12% of total revenue for fiscal 2010. Although we have agreements with many of these customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, whether due to strategic redirections or adverse changes in their businesses or for other reasons, could have a significant adverse effect on our operating results.

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

We maintain an investment portfolio of various holdings, types, and maturities, including money market funds, U.S. treasury and agency securities, municipal debt securities, corporate bonds, and commercial paper. Although we follow an established investment policy and seek to minimize the credit risk associated with investments, these investments are subject to general credit, liquidity, market, and interest rate risks. Any downgrades, losses, failed auctions or other significant deterioration in the fair value of our cash, cash equivalents or investments could negatively impact our investments or our ability to meet our investment objectives. Such negative impact, should it arise, could require an impairment charge, which would adversely impact our financial results.

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

We rely significantly on a global network of independent, regional distributors to market and distribute our cinema and broadcast products. Our distributor arrangements are non-exclusive and our distributors are not obligated to buy our products and can represent competing products. If we lose a major distributor for any reason or if our distributors are unable or unwilling to dedicate the resources necessary to promote our portfolio of products, our revenue will be adversely affected. Difficulties in ongoing relationships with distributors, such as failures to adhere to our policies also could adversely affect us. For example, while we have implement policies designed to promote compliance with the Foreign Corrupt Practices Act, export controls, and local laws, we do not have direct control over the business and risk management policies adopted by our distributors, and they could act contrary to our policies.

For the foreseeable future, Ray Dolby or his affiliates will be able to control the selection of all members of our board of directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.

At September 24, 2010, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 58,900,000 shares of our Class B common stock. As of September 24, 2010, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99.5% of our outstanding Class B common stock, which in the aggregate represented approximately 91.3% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants. Because of this dual class structure, Ray Dolby, his affiliates, and his family members and descendants will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Ray Dolby, his affiliates, his family members, and descendants will maintain this control even if in the future they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that our stockholders do not view as beneficial. Absent a transfer of Class B common stock that would trigger an automatic conversion as described above, there is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock. Assuming conversion of all shares of Class B common stock held by persons not affiliated with Ray Dolby into shares of Class A common stock, so long as Ray Dolby and his affiliates, his family members, and descendants continue to hold shares of Class B common stock representing approximately 10% or more of the total number of outstanding shares of our Class A and Class B common stock, they will hold a majority of the combined voting power of the Class A and Class B common stock.

Future sales of shares by insiders could cause our stock price to decline.

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As of September 24, 2010, we had a total of 112,084,039 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.

As of September 24, 2010, our directors and executive officers beneficially held 58,980,000 shares of Class B common stock, 34,180 shares of Class A common stock, vested options to purchase 250,000 shares of Class B common stock and vested options to purchase 395,767 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

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

Ray and Dagmar Dolby, the Ray Dolby Trust, or the Dolby Family Trust own a majority financial interest in real estate entities that own and lease to us certain of our other facilities in California and the United Kingdom. We own the remaining financial interests in these real estate entities. We lease from these real estate entities approximately 122,000 square feet of space at 999 Brannan Street, San Francisco, California for our principal administrative offices, approximately 45,000 square feet of space in Brisbane, California for manufacturing facilities and approximately 19,000 square feet of space in Burbank, California for research and development, sales, services and administrative facilities. In addition, we lease from these real estate entities approximately 75,000 square feet of space in Wootton Bassett, England which was used for manufacturing, sales, services and administrative facilities. In fiscal 2009, we consolidated our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility to improve efficiencies. We continue to use the Wootton Bassett facilities for sales and services. The leases for these facilities expire at various times through 2015.

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

ITEM 4. (REMOVED AND RESERVED)

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

	Fiscal 2009		Fiscal 2010
	High	Low	High	Low
First Quarter	$35.20	$24.86	$47.80	$37.25
Second Quarter	34.91	25.50	59.73	47.02
Third Quarter	40.13	33.42	69.72	58.09
Fourth Quarter	42.10	34.86	70.14	52.19

Our Class B common stock is neither listed nor publicly traded.

As of November 4, 2010, there were approximately 24 holders of record of our Class A common stock and 59 holders of record of our Class B common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

Sales of Unregistered Securities

In the fiscal quarter ended September 24, 2010, we issued an aggregate of 125,848 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since September 25, 2010 through November 4, 2010, we issued an aggregate of 97,950 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of approximately $0.2 million in the fiscal quarter ended September 24, 2010, and approximately $0.2 million in the period since September 25, 2010 through November 4, 2010 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of November 4, 2010 options to purchase an aggregate of 634,039 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

Purchase of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information regarding the Company's purchases of its Class A Common stock, $0.001 par value per share, during the fourth quarter of fiscal 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 26, 2010 - July 23, 2010	330,550	$65.30	330,550	$50.8 million
July 24, 2010 - August 20, 2010	323,022	61.42	323,022	$331.0 million
August 21, 2010 - September 24, 2010	395,371	56.33	395,371	$308.7 million

Total	1,048,943		1,048,943

(1)	Shares of Class A common stock were purchased under a $250.0 million stock repurchase program announced by the Company on November 3, 2009, which was increased by an additional $300.0 million announced on July 27, 2010. The stock repurchase program does not have an expiration date. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as the Company considers appropriate.
(2)	Amounts shown in this column reflect amounts remaining under the stock repurchase program.

Stock Price Performance Graph

The following graph compares the total return of our Class A common stock with the total return for the New York Stock Exchange Composite Index (the “NYSE Composite”) and the Russell 3000 Index (the “Russell 3000”) for the five fiscal years ending September 24, 2010. The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $16.00 on September 30, 2005, and in the NYSE Composite and the Russell 3000 on the same date and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act. Information used in the graph was obtained from a third party investment research firm, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the accompanying notes included elsewhere in this filing. The consolidated statements of operations and balance sheet data, for the fiscal years ended September 29, 2006, September 28, 2007, September 26, 2008, September 25, 2009 and September 24, 2010, were derived from our audited consolidated financial statements. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods. All fiscal years presented consisted of 52 weeks.

	Fiscal Year End
	September 29, 2006	September 28, 2007	September 26, 2008	September 25, 2009	September 24, 2010
	(in thousands, except per share amounts)
Operations:
Revenue	$391,542	$482,028	$640,231	$719,503	$922,713
Gross margin (1)	315,500	407,763	572,454	654,735	790,898
Operating expenses (2)	185,917	220,811	285,671	291,069	361,517
Income before provision for income taxes	146,637	209,416	301,802	371,419	437,012
Net income attributable to Dolby Laboratories, Inc.	89,549	142,831	199,458	242,991	283,447
Net income per share
Basic	$0.85	$1.31	$1.79	$2.15	$2.50
Diluted	$0.80	$1.26	$1.74	$2.11	$2.46
Weighted-average shares outstanding
Basic	105,688	109,202	111,492	113,101	113,452
Diluted	111,658	113,573	114,781	115,367	115,388
Stock-based compensation included above was as follows:
(1) Cost of sales	$1,313	$1,059	$1,030	$679	$553
(2) Operating expenses	17,825	18,782	21,680	21,743	28,262

	September 29, 2006	September 28, 2007	September 26, 2008	September 25, 2009	September 24, 2010
	(in thousands)
Cash and cash equivalents	$363,537	$368,467	$394,761	$451,678	$545,861
Working capital	479,778	590,214	491,196	744,254	894,657
Short-term and long-term investments	155,071	304,441	300,663	489,746	493,106
Total assets	739,288	991,697	1,336,146	1,581,315	1,711,772
Long-term debt	10,893	9,691	7,782	5,825	—
Total stockholders’ equity—Dolby Laboratories, Inc.	594,288	797,156	1,049,253	1,341,108	1,473,737

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and our discussion under Item 1 “Business” above should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Form 10-K. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” ”potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products and services revenue levels and mix, expenses, margins, net income per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies; growth opportunities and trends in the market in which we operate; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; and future competition. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results.

Overview

Dolby Laboratories develops and delivers innovative products and technologies that are used throughout the entertainment industry to produce immersive and enjoyable experiences. Over the years, Dolby has introduced innovations that have significantly improved audio entertainment, such as noise reduction for the recording and cinema industries and surround sound for cinema and home entertainment. As a result of these innovations, we believe the Dolby brand has come to symbolize a superior entertainment experience.

Our audio technologies are used throughout the global entertainment industry to deliver a premium audio experience to consumers. Use of our technologies in each step of the entertainment creation, distribution, and playback process enables the creator, the producer, and the distributor to develop and present their content to consumers in the manner they intended.

There are a number of current industry trends that provide us with opportunities for future growth, such as the transition to digital television from analog television and the delivery of media content online and via mobile devices. These trends present us with an opportunity to extend the adoption of our technologies to new devices, as the methods by which content can be delivered and the number of devices capable of playing back the content increase.

We are developing and marketing video technologies that we believe can improve the quality of video presentation. Our offerings include video products aimed at the cinema market, such as our digital cinema server, our Dolby 3D Digital Cinema products, and our Dolby PRM-4200 Professional Reference Monitor, which we market to video professionals. In addition, we are developing and marketing voice technologies that improve voice clarity for use in online gaming and other markets.

We view the video and voice markets as early-stage opportunities for us. We believe that our well-recognized brand, our existing customer relationships, and our history of introducing successful innovative technologies are important strengths that will help us pursue these opportunities.

Business Model

Dolby Laboratories is a global organization that generates revenue by licensing technologies to manufacturers of CE products and to software vendors and by selling products and related services to entertainment content creators and to distributors. We work with the global entertainment industry in three principal ways:

•

First, we offer products and services to content creators, such as studios, broadcasters, and downloadable content service providers to encode content using Dolby’s technologies. By encoding content with our technologies, content creators are able to deliver rich and immersive audio experiences for consumers.

•

Second, we license our technology to CE manufacturers and to software vendors so that consumers can enjoy the content that has been encoded with our proprietary technologies. In so doing, we develop and deliver innovations directly to CE manufacturers and to software vendors.

•

Third, we work directly with standards bodies in an effort to have our technologies adopted in their specifications to ensure a common standard across devices that improves the overall consumer experience.

We have licensed our technologies to CE manufacturers and to software vendors in 40 countries and our licensees distribute their products incorporating our technologies throughout the world. We sell our products and provide services in over 85 countries. In fiscal 2008, 2009, and 2010, revenue from outside of the United States was 66%, 65%, and 66% of our total revenue, respectively. Geographical data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the end location where we ship our products, while services revenue is based on the location where services are performed.

We provide products and services to creators and to distributors of audio content that enable them to encode content using our technologies. Such customers include studios, television broadcasters, cable television operators, satellite television operators, and increasingly, downloadable content service providers. We then license our technologies, such as Dolby Digital, Dolby Digital Plus, and Dolby Pulse, to CE manufacturers and to software providers which enable CE products to decode and play back audio content previously encoded using the same technologies. Today, our technologies are standard in a wide range of consumer entertainment devices, including virtually all DVD players, audio/video receivers, and personal computer (PC) software DVD players. In addition, the majority of cinemas around the world use our products to play back audio content.

Opportunities, Challenges, and Risks

Our revenue increased 28% in fiscal 2010 when compared to fiscal 2009 and we are optimistic about the prospects for our business. However, our business could be affected by adverse changes in general economic conditions because our technologies are incorporated in entertainment-oriented products, which are generally discretionary goods, such as PCs, digital televisions, set-top boxes, DVD players and recorders, Blu-ray Disc players, video game consoles, audio/video receivers, mobile devices, in-car entertainment systems, home-theater-in-a-box systems, camcorders, and portable media devices. Deterioration or continued weakness in economic conditions could suppress consumer demand and harm our business in the markets in which we license our technologies and sell our products.

Licensing revenue constitutes the majority of our total revenue, representing 84%, 83%, and 77% of total revenue in fiscal 2008, 2009, and 2010, respectively. In fiscal 2010, the decrease in our licensing revenue as a percentage of total revenue was due to a greater increase in the growth of our products revenue relative to the growth of our licensing revenue. We categorize our licensing revenue into the following markets (items listed in each market incorporate our technologies):

•	PC market: primarily comprised of software DVD players and Microsoft Windows operating systems

•	Broadcast market: primarily comprised of televisions and set-top boxes

•	CE market: primarily comprised of DVD players and recorders, Blu-ray Disc players, audio/video receivers, and home-theater-in-a-box systems

•	Other markets:

•	Gaming – primarily comprised of video game consoles

•	Mobile – primarily comprised of cell phones and other mobile devices

•	Licensing services – revenue from the administration of joint licensing programs

•	Automotive – primarily comprised of in-car DVD players.

Our PC market represented approximately 40%, 35%, and 36% of our licensing revenue in fiscal 2008, 2009 and 2010, respectively. Revenue from our PC market was driven primarily by the inclusion of our technologies in media applications or operating systems often included in PC shipments. These media applications and operating systems include DVD playback and/or DVD authoring functionality that use our technologies. Our PC market also includes revenue from our PC Entertainment Experience (PCEE) program, a suite of technologies that enhances the audio quality of media on entertainment-oriented PCs.

Windows 7, Microsoft’s newest operating system, incorporates Dolby technologies, including Dolby Digital Plus, in four of the six available editions: Home Premium, Ultimate, Professional, and Enterprise. Prior to the release of Windows 7, our technologies were only included in premium consumer editions of Microsoft operating systems. Almost half of the world's PC shipments are to the business market. The inclusion of our technologies in the Professional and Enterprise editions of Windows 7, which are typically purchased by the business market, increases the potential for us to receive royalties on a greater percentage of PC shipments.

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

•

Consumers are increasingly purchasing low-cost PCs, particularly netbooks and tablets, and this trend could continue in the future. We expect these PCs to be sold with Windows 7 Starter or Home Basic editions or other non-Windows operating systems, which do not contain our technologies.

Our broadcast market, driven by demand for our technologies in televisions and set-top boxes, represented approximately 20%, 25%, and 27% of our licensing revenue in fiscal 2008, 2009, and 2010, respectively. Our broadcast market has benefited from increased global shipments of digital televisions containing our technologies in fiscal 2010. We view the broadcast market as an area for continued growth, primarily driven by broadcast markets outside of the United States. We also view broadcast services, such as terrestrial broadcast or IPTV services, which operate under particular bandwidth constraints, as another area of opportunity for us to offer Dolby Digital Plus, HE AAC, and Dolby Pulse, which enable the delivery of high-quality audio content at reduced bit rates, thereby conserving bandwidth. Notwithstanding our success in the broadcast market to date, we may not be able to capitalize on these opportunities and actual results may differ from our expectations.

Our CE market, which was driven primarily by revenue attributable to sales of DVD players and recorders and Blu-ray Disc players, represented approximately 25%, 25%, and 22% of licensing revenue in fiscal 2008,

2009, and 2010, respectively. Within our CE market in fiscal 2010, we experienced an increase in revenue from Blu-ray Disc players when compared to fiscal 2009 partially offset by decreases in revenue from camcorders that incorporate our technologies and from DVD players. In fiscal 2009, we had an increase in revenue from reported shipments of camcorders with our technologies that pertained to prior period sales. Blu-ray Disc continues to represent a revenue growth opportunity within our CE market, as Blu-ray Disc players are required to support Dolby Digital for primary audio content and Dolby Digital Plus for secondary audio content, and Dolby TrueHD is an optional audio standard. However, there is a risk that revenue growth from Blu-ray Disc players may not offset future declines in revenue from DVD players.

Revenue generated from our other markets was driven by gaming, mobile, licensing services, and automotive. Gaming and automotive revenue was primarily driven by sales of video game consoles, portable gaming devices, and in-car entertainment systems with Dolby Digital, ATRAC, Dolby TrueHD, and Dolby Digital Plus technologies. Mobile revenue was primarily driven by demand for the AAC, HE AAC, and Dolby Pulse audio compression technologies incorporated into mobile devices and to a lesser extent by Dolby Mobile, our suite of post processing technologies optimized for mobile devices. We view the mobile market as an area of opportunity to increase revenue, however actual results may differ from our expectations. Revenue from licensing services was primarily driven by demand for standards-based audio compression technologies used in broadcast, PCs, CE and mobile devices.

We have introduced new products and technologies that may allow further expansion of our broadcast and gaming markets, including our Professional Reference Monitor product, Dolby Volume, and Dolby Axon. Our Professional Reference Monitor is a flat-panel video reference display for video professionals so they can complete color critical tasks, such as calibrating color accuracy to professional reference standards. Our Professional Reference Monitor uses our dynamic range imaging technologies, which enable enhanced contrast, extended brightness and dynamic range, along with reduced power consumption in LED backlit LCD televisions. Dolby Volume is a sound leveling technology providing consistent volume and quality across various programs by performing measurement and analysis of signals according to a model based on the characteristics of human hearing. Dolby Axon is a voice technology that delivers surround sound and enables online gamers to perceive the spatial location of other players, thus making the online gaming experience real and immersive. We do not anticipate generating significant revenue from these products and technologies in fiscal 2011.

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

Products revenue consists primarily of sales of equipment to cinema operators and broadcasters representing 11%, 13%, and 20% of our total revenue in fiscal 2008, 2009, and 2010, respectively.

Our cinema products represented approximately 68%, 82%, and 90% of total products revenue in fiscal 2008, 2009, and 2010, respectively. This increase in cinema products revenue as a percentage of total revenue and total product revenue in fiscal 2010 was primarily due to increased unit sales of 3D and digital cinema products, coupled with a change in revenue recognition accounting standards. See Note 2 “Summary of Significant Accounting Policies” for additional details about the changes in revenue recognition accounting standards.

There is a trend in the cinema industry to transition to digital cinema. Digital cinema offers the cinema industry a possible means to achieve cost savings in printing and distributing movies, to combat piracy, and to enable repeated movie playback without degradation in image and audio quality. We offer our Dolby Digital Cinema server, which allows for the storage and playback of digital content. We expect most exhibitors, which are either constructing new theaters or upgrading existing theaters, to choose digital cinema over traditional film cinema.

Our digital 3D products provide 3D image capabilities when combined with a digital cinema projector and server. We believe the success of certain recent 3D cinema releases is leading to the creation and distribution of cinema content. We expect an increase in these releases to further drive the transition to 3D enabled screens because these screens will be needed to accommodate the increasing number of 3D motion pictures. We have shipped over 5,600 3D cinema units to equip screens around the world. We view the transition to 3D enabled screens as a growth opportunity; however, actual results may differ from our expectations.

Digital cinema is based on open standards, which, unlike traditional cinema standards, do not include our proprietary audio technologies. We are facing more pricing and other competitive pressures in the digital cinema products market than we have historically experienced in our traditional cinema market.

Several competitors have introduced digital cinema products that support the presentation of movies with higher resolution “4K” digital cinema projectors. Certain major U.S. exhibitors have begun installing 4K digital cinema equipment into their theaters. In the future, other exhibitors may feel that they need to outfit some or all of their theaters with 4K digital cinema equipment to compete in the same markets where competitors are promoting 4K products. Dolby currently does not offer a 4K digital cinema product. If we do not offer a product that supports 4K presentation, our future prospects in digital cinema may be limited and our business could be adversely affected.

Our traditional cinema products are primarily used to read and decode a film’s soundtrack, to calibrate cinema sound systems, and to adapt analog cinema audio systems to digital audio formats. In fiscal 2010, as the cinema industry transitions to digital cinema, revenue from our traditional cinema products has declined as a percentage of total cinema products revenue due to increases in 3D digital cinema revenue. We expect this decline to continue.

Our broadcast products represented approximately 24%, 13%, and 9% of products revenue in fiscal 2008, 2009, and 2010, respectively. Our broadcast products are used to encode, transmit, and decode multiple channels of high-quality audio content for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming. The decrease in broadcast product revenue as a percentage of total product revenue in fiscal 2010 was primarily due to the increase in 3D and digital cinema product revenue noted above.

Our services revenue, which represented approximately 5%, 4%, and 3% of total revenue in fiscal 2008, 2009, and 2010, respectively, is primarily tied to the cinema industry and, in particular, to the number of films being made by studios and independent filmmakers. Several factors influence the number of films produced in a given fiscal period, including strikes and work stoppages within the cinema industry as well as tax incentive arrangements that many governments provide filmmakers to promote local filmmaking.

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

Revenue Recognition

We enter into revenue arrangements with our customers to license technologies, trademarks, and know-how and to sell products and services. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is probable. Judgment is required to assess whether collectibility is probable. We determine collectibility based on an evaluation of our customer’s recent payment history, the existence of a standby letter of credit between the customer’s financial institution and our financial institution, and other factors.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the revenue recognition accounting standards to exclude sales of qualifying tangible products that contain essential software elements from the scope of the software revenue recognition standards. In the first quarter of fiscal 2010, we adopted this accounting standard for revenue arrangements entered into or materially modified after September 25, 2009. Due to this adoption, we no longer account for product sales that contain software elements under the software revenue recognition standards.

Also in October 2009, the FASB amended the accounting standards for multiple-element (ME) revenue arrangements to:

•

Provide updated guidance on whether these arrangements exist, how the elements should be separated, and how fees associated with a revenue arrangement (arrangement fees) should be allocated to each element;

•

Require an entity to allocate arrangement fees using the estimated selling price (ESP) of each element if the entity does not have vendor specific objective evidence (VSOE) of the selling price or third-party evidence (TPE) of the selling price; and,

•	Require a vendor to allocate arrangement fees using the relative selling price method.

In the first quarter of fiscal 2010, we adopted the amended accounting standards for ME revenue arrangements entered into or materially modified after September 25, 2009. Prior to adoption, we were not able to establish VSOE of the standalone selling price for the undelivered support and maintenance elements for a majority of our ME arrangements. The previous accounting standards required VSOE in order to allocate the arrangement fees to each undelivered element. Since we had not established VSOE, we allocated the arrangement fees to the undelivered element and ratably recognized the revenue over its estimated support period.

Under the new accounting guidance, we allocate the arrangement fees to each element based on its relative selling price, which we establish using a selling price hierarchy. We determine the selling price of each element based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. In the fiscal quarter ended September 24, 2010, we established VSOE for a majority of the undelivered elements in our ME arrangements. For these arrangements, the VSOE and the ESP value are essentially the same. For arrangements where VSOE does not exist, we use ESP.

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

We evaluate each element in a ME arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement fees are allocated to this combined single unit. Our adoption of the amended guidance changed our units of accounting for our revenue transactions by allowing us to use VSOE or ESP to allocate the total fees amongst the delivered and undelivered elements in an arrangement.

If the unit separation criteria are met, we account for each element within a ME arrangement (such as hardware, software, maintenance, and other services) separately and we allocate fees from the arrangement based on the relative selling price of each element. For some arrangements, customers receive certain elements over a period after delivery of the initial product. These elements may include support and maintenance and/or the right to receive upgrades. Revenue allocated to the undelivered element is recognized over either its estimated service period or when the upgrade is delivered. We do not recognize revenue that is contingent upon the future delivery of products or services or upon future performance obligations. We recognize revenue for delivered elements only when we have completed all contractual obligations.

We account for the majority of our digital cinema server sales as ME arrangements that have two separate units, or elements, of accounting. The first element consists of our digital cinema server hardware and the accompanying software, which is essential to the functionality of the hardware. This element is typically delivered at the time of sale. The second element is the right to receive support and maintenance, which is included with the purchase of the hardware element and is typically delivered over a service period subsequent to the initial sale. The application of the new revenue accounting standards to our digital cinema server sales typically results in the allocation of a substantial majority of the arrangement fees to the delivered hardware element based on its ESP, which we recognize as revenue at the time of sale. A small portion of the arrangement fees are allocated to the undelivered support and maintenance element, based on its VSOE or ESP, and is recognized as revenue ratably over the estimated service period.

Goodwill, Intangible Assets, and Long-Lived Assets

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

We use the income approach to determine the fair value of our reporting units, which is based on the present value of estimated future cash flows for each reporting unit. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. During our annual goodwill impairment test, we had two reporting units—Via, which has no assigned goodwill, and Dolby Entertainment Technology (DET), with goodwill of $258.9 million. The cash flow model was based on our best estimate of future revenue and operating costs. We estimated our future revenue by applying growth rates, consistent with those used in our internal forecasts, to our current revenue forecasts. The revenue and cost estimates were based on several sources including our historical information, third-party industry data, and review of our internal operations. The cash flow forecasts were adjusted by a discount rate of approximately 13% based on our weighted average cost of capital derived by using the capital asset pricing model. The primary components of this model include weighting our total asset structure between our equity and debt, the risk-free rate of return on U.S. Treasury bonds, market risk premium based on a range of historical returns and forward-looking estimates, and the beta of our common stock. Our model utilized an effective tax rate of approximately 35%.

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

Stock-Based Compensation

We determine the expense for all employee stock-based compensation awards by estimating their fair value and by recognizing that value as an expense, on a ratable basis, in the consolidated financial statements over the requisite service period in which our employees earn the awards. We utilize the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of the grant. To determine the fair value of a stock-based award using the Black-Scholes option pricing model we make assumptions regarding the expected term of the award, the expected future volatility of our stock price over the expected term of the award, and the risk-free interest rate over the expected term of the award. We estimate the expected term of our stock-

based awards by evaluating historical exercise patterns of our employees. We utilize a blend of the historical volatility of our common stock and the implied volatility of our traded options as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. We reduce the stock-based compensation expense for estimated forfeitures based on our historical experience. We are required to estimate forfeitures at the time of the grant and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimate.

Results of Operations

Revenue

	Fiscal Year Ended	Change		Fiscal Year Ended	Change		Fiscal Year Ended
	September 26, 2008	$	%	September 25, 2009	$	%	September 24, 2010
	($ in thousands)
Licensing	$537,363	$57,334	11%	$594,697	$115,777	19%	$710,474
Percentage of total revenue	84%			83%			77%
Products	72,284	23,683	33%	95,967	84,435	88%	180,402
Percentage of total revenue	11%			13%			20%
Services	30,584	(1,745)	(6)%	28,839	2,998	10%	31,837
Percentage of total revenue	5%			4%			3%

Total revenue	$640,231	$79,272	12%	$719,503	$203,210	28%	$922,713

Licensing.    The 19% increase in licensing revenue from fiscal 2009 to fiscal 2010 was primarily driven by an increase in revenue from our broadcast and PC markets, and to a lesser extent, by increases in revenue from our CE and other markets. The increase in revenue from our broadcast market was primarily attributable to an increase in the number of digital televisions that incorporate our technologies sold in Europe and APAC in fiscal 2010 when compared to fiscal 2009. The increase in revenue from our PC market was primarily driven by a greater number of computers sold containing Windows operating systems that incorporate our technologies in fiscal 2010 when compared to fiscal 2009. The increase in revenue from our CE market was primarily driven by an increase in revenue from Blu-ray Disc players incorporating our technologies in fiscal 2010, partially offset by a decrease in revenue attributable to camcorders, and to a lesser extent, DVD players that incorporate our technologies. In fiscal 2009, we had an increase in revenue from reported shipments of camcorders incorporating our technologies that pertained to prior period sales. The increase in revenue from our other markets was primarily due to an increase in HE AAC related revenue in the mobile market.

The 11% increase in licensing revenue from fiscal 2008 to fiscal 2009 was driven by increased revenue from our broadcast and mobile markets. The increase in revenue from our broadcast market was primarily driven by shipments in the U.S. of set-top boxes, including NTIA converter boxes and DTA devices, which contain our technologies and an increase in the number of digital televisions sold in Europe and APAC that incorporate our technologies when compared to the prior year. The increase in revenue from our mobile market was primarily driven by the adoption of HE AAC technology, which was incorporated into a greater number of mobile devices sold in the current year than in the prior year.

Products.    The 88% increase in products revenue from fiscal 2009 to fiscal 2010 was due to increases in 3D and digital cinema units sold, coupled with our adoption of new revenue recognition accounting standards in the beginning of fiscal 2010. We sold a greater number of 3D and digital cinema units in fiscal 2010 when compared to fiscal 2009 due to strong market demand driven by the success of certain recent 3D cinema releases and promotions that offered certain price discounts for various bundled sets of digital cinema units, 3D units, and 3D glasses in fiscal 2010. In addition, the new revenue recognition accounting standards allow us to recognize substantially all of the revenue associated with our digital cinema products sold in the period of sale. See Note 2 “Summary of Significant Accounting Policies” for additional details.

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

Services.    The 10% increase in services revenue from fiscal 2009 to fiscal 2010 was primarily attributable to an increase in film services, particularly mastering services on digital films, and distribution activities. In addition, fiscal 2009 included $1.8 million of costs incurred under a promotional arrangement with a customer. This amount was charged against services revenue with no corresponding charge to cost of services.

The 6% decrease in services revenue from fiscal 2008 to fiscal 2009 was primarily driven by a $1.8 million charge to services revenue as a result of costs incurred under the above-described promotional arrangement with a customer in fiscal 2009. Excluding this item, services revenue from fiscal 2008 to fiscal 2009 was largely unchanged.

Gross Margin

	Fiscal Year Ended
	September 26, 2008	September 25, 2009	September 24, 2010
	($ in thousands)
Cost of licensing	$15,802	$14,803	$17,565
Gain from amended patent licensing agreement	—	(20,041)	—
Licensing gross margin percentage	97%	101%	98%
Licensing gross margin percentage excluding gain from amended patent licensing	97%	98%	98%
Cost of products	39,455	57,220	90,695
Products gross margin percentage	45%	40%	50%
Cost of services	12,520	12,786	13,961
Services gross margin percentage	59%	56%	56%
Impairment of products provided under operating leases	—	—	9,594

Total gross margin percentage, excluding gain from amended patent licensing agreement	89%	88%	86%

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

Licensing gross margin decreased three points from fiscal 2009 to fiscal 2010, due primarily to a gain from an amended patent licensing agreement that we recorded within cost of revenue in our consolidated statement of operations in fiscal 2009. Excluding the gain from the amended patent licensing agreement, our licensing gross margin was unchanged from fiscal 2009 to fiscal 2010.

Licensing gross margin increased four points from fiscal 2008 to fiscal 2009, due primarily to the above-described gain from an amended patent licensing agreement. The gain from the amended patent licensing agreement was recorded within cost of revenue in our consolidated statement of operations in the first quarter of fiscal 2009.

Products Gross Margin.    Cost of products primarily consists of the cost of materials related to products sold, applied labor and manufacturing overhead. Our cost of products also includes third-party royalty obligations paid to license intellectual property that we then include in our products. Products gross margin increased 10 points from fiscal 2009 to fiscal 2010 due to a greater proportion of higher margin 3D and digital cinema products sold in fiscal 2010. These products carried a higher gross margin in fiscal 2010 due, in part, to cost reductions and to the restructuring of our manufacturing operations in fiscal 2009. The increase in gross margins was also due to the recognition of significant amounts of low margin digital cinema-related products revenue and related costs as a result of achieving compliance with the DCI specifications in fiscal 2009.

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

Services Gross Margin.    Cost of services primarily consists of payroll and benefits costs for employees performing our professional services, the cost of outside consultants, and reimbursable expenses incurred on behalf of customers. Services gross margin was unchanged from fiscal 2009 to fiscal 2010 despite a $1.8 million reduction to services revenue, related to an arrangement with a customer in fiscal 2009, due to increases in personnel related expenses and performance based compensation in fiscal 2010.

Services gross margin decreased three points from fiscal 2008 to fiscal 2009 primarily driven by a $1.8 million reduction to services revenue related to an arrangement with a customer in fiscal 2009, with no corresponding credit to cost of services.

Impairment of Products Provided Under Operating Leases.    Our products provided under operating leases represent digital cinema equipment that we leased to exhibitors beginning in fiscal 2005 in an effort to encourage the cinema industry to transition to digital cinema. We receive a virtual print fee from participating film studios for each digital print delivered for exhibition on this equipment. Based on our estimates of future cash flows from virtual print fees and the potential sale value of this equipment, we determined that the equipment was impaired in the third quarter of fiscal 2010. Accordingly, we recorded the $9.6 million excess of the carrying value over the estimated fair market value of the equipment as an impairment charge. We believe that the remaining carrying value of our products provided under operating leases is recoverable as of September 24, 2010. We have historically recorded the depreciation of our products provided under operating leases to cost of services.

Operating Expenses

	Fiscal Year Ended	Change		Fiscal Year Ended	Change		Fiscal Year Ended
	September 26, 2008	$	%	September 25, 2009	$	%	September 24, 2010
	($ in thousands)
Research and development	$77,500	$4,043	5%	$81,543	$23,435	29%	$104,978
Percentage of total revenue	12%			11%			11%
Sales and marketing	110,495	(11,657)	(11)%	98,838	31,322	32%	130,160
Percentage of total revenue	17%			14%			14%
General and administrative	97,676	8,165	8%	105,841	13,512	13%	119,353
Percentage of total revenue	15%			15%			13%
Restructuring charges, net	—	4,847	100%	4,847	2,179	45%	7,026
Percentage of total revenue	0%			1%			1%

	$285,671	$5,398	2%	$291,069	$70,448	24%	$361,517

Research and Development.    Research and development expenses consist primarily of personnel and personnel-related costs, facility costs, and project development costs related to new technologies and products. The 29% increase in research and development expenses from fiscal 2009 to fiscal 2010 was primarily driven by an increase in personnel expenses related to increases in headcount, performance-based compensation, facility costs and prototype expenses related to the development of new products.

The 5% increase in research and development expense from fiscal 2008 to fiscal 2009 was primarily driven by an increase in personnel expenses due to increases in headcount and temporary consulting expenses resulting from an increase in research and development projects, partially offset by a decrease in performance-based compensation.

Sales and Marketing.    Sales and marketing expenses consist primarily of personnel and personnel-related expenses, facility costs, advertising and promotion expenses, travel-related expenses for our sales and marketing functions, cost of outside consultants and tradeshow expenses. Sales and marketing expenses increased 32% from fiscal 2009 to fiscal 2010. This increase was due to increases in performance-based compensation, advertising expenses, increases in headcount, and travel-related expenses. Additionally, sales and marketing expenses in fiscal 2009 and 2010 were offset by $6.0 million and $7.8 million, respectively, in gains on settlements, which are reductions to operating expenses due to payments received from the resolution of disputes with implementation licensees from which we typically do not earn royalties.

The 11% decrease in sales and marketing expenses from fiscal 2008 to fiscal 2009 was primarily due to gains on settlements of $6.0 million in FY 2009, compared to only $0.5 million in FY 2008. The decreases were further driven by a decrease in performance-based compensation, travel-related expenses, and advertising expenses.

General and Administrative.    General and administrative expenses consist primarily of personnel and personnel-related expenses, professional fees, facility costs, depreciation of fixed assets, and cost of outside consultants. The 13% increase in general and administrative expenses from fiscal 2009 to fiscal 2010 was primarily due to increases in performance-based compensation, software and depreciation expense related to the reorganization of our global business operations and professional fees.

The 8% increase in general and administrative expenses from fiscal 2008 to fiscal 2009 was primarily driven by increase in personnel expenses due to an increase in headcount.

Restructuring Charges, net.    Restructuring for fiscal 2010 primarily includes severance charges attributable to the reorganization of our global business operations and an impairment charge related to the decision to sell one of our buildings in the U.K. See Note 6 “Restructuring” for additional details.

Restructuring charges for fiscal 2009 include severance and other charges attributable to the consolidation of our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility. In fiscal 2009, we recorded charges of $3.8 million related to the consolidation of our manufacturing operations.

Restructuring charges for fiscal 2009 also include severance and other charges of $1.0 million resulting from integrating our wholly-owned subsidiary, Cinea, into our Dolby Entertainment Technology reporting unit. These charges were attributable to the termination of employees and to ceasing use of two leased facilities.

Other Income, Net

	Fiscal Year Ended	Change		Fiscal Year Ended	Change		Fiscal Year Ended
	September 26, 2008	$	%	September 25, 2009	$	%	September 24, 2010
	($ in thousands)
Interest income	$17,889	$(6,624)	(37)%	$11,265	$(3,967)	(35)%	$7,298
Interest expense	(2,126)	1,191	56%	(935)	232	25%	(703)
Other income/(expense), net	(744)	(1,833)	246%	(2,577)	3,613	(140)%	1,036

Total other income, net	$15,019	$(7,266)	(48)%	$7,753	$(122)	(2)%	$7,631

Other income, net, primarily consists of interest income earned on cash, cash equivalents, and investments, offset by interest expense principally attributable to debt balances on certain of our facilities. All facility related debt was fully paid off in fiscal 2010. Also included are net gains/losses from foreign currency transactions, net gains from sales of available-for-sale securities, net gains/losses from trading securities, offset by net gains/losses from derivative instruments.

The increase in other income, net from fiscal 2009 to fiscal 2010 was primarily due to net gains of $1.4 million related to redemptions at par of auction rate certificates, and the extinguishment of the associated UBS Put Rights in 2010. This compares to a net loss of approximately $1.4 million related to our auction rate certificates and associated Put Rights in fiscal 2009. These gains were partially offset by lower interest income due to lower prevailing interest rates for our cash, cash equivalents, and investments balances, and losses from foreign currency transactions primarily due to the change in the value of the Euro and British Pound Sterling relative to the U.S. Dollar. See Note 3 “Composition of Certain Financial Statement Captions” for additional details regarding these Put Rights.

The decrease in other income, net from fiscal 2008 to fiscal 2009 was primarily due to lower prevailing interest rates, resulting in a lower return on our investments. This was partially offset by higher interest bearing cash, cash equivalent and investment balances.

Income Taxes

	Fiscal Year Ended
	September 26, 2008	September 25, 2009	September 24, 2010
	($ in thousands)
Provision for income taxes	$100,770	$127,073	$154,185
Effective tax rate	33%	34%	35%

Our effective tax rate for fiscal 2010 was 35% compared to 34% in fiscal 2009. In fiscal 2009, a change in tax law reinstated federal research and development tax credits for fiscal 2009 and for periods prior to fiscal 2009. As a result, we recognized an increase in federal research and development tax credits in fiscal 2009, thereby lowering our effective tax rate. Our effective tax rate for fiscal 2010 does not include a full-year benefit from federal research and development tax credits due to the expiration of these credits on December 31, 2009. Additionally, a reduction in tax exempt interest income further increased the 2010 tax rate.

Our effective tax rate for fiscal 2009 was 34% compared to 33% in fiscal 2008. The increase in our effective tax rate was primarily due to decreased tax exempt interest income and benefits attributable to manufacturing incentive tax deductions as compared to fiscal 2008. The increase in our effective tax rate was partially offset by a benefit recorded in the first quarter of fiscal 2009 attributable to the reinstatement of the federal research and development credit.

Liquidity, Capital Resources, and Financial Condition

	September 25, 2009	September 24, 2010
	(in thousands)
Cash and cash equivalents	$451,678	$545,861
Short-term investments	283,808	302,269
Long-term investments	205,938	190,837
Accounts receivable, net	22,981	54,257
Accounts payable and accrued liabilities	113,822	148,214
Working capital(a)	744,254	894,657
Net cash provided by operating activities	273,225	327,298
Capital expenditures (b)	(13,994)	(37,482)
Net cash used in investing activities	(236,501)	(44,357)
Net cash provided by (used in) financing activities	21,523	(184,774)

(a)	Working capital consists of total current assets less total current liabilities.
(b)	Capital expenditures consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements, production and test equipment.

Our principal sources of liquidity are our cash, cash equivalents, and investments, as well as cash flows from our operations. We believe that our cash, cash equivalents, and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Cash flow from operating activities for fiscal 2010 was primarily driven by net income of $282.8 million. Cash used in investing activities for fiscal 2010 was primarily driven by capital expenditures of $37.5 million for fiscal 2010. Cash used in financing activities for fiscal 2010 was primarily driven by our stock repurchase program of $241.4 million.

Off-Balance-Sheet and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than our operating leases.

The following table presents a summary of our contractual obligations and commitments as of September 24, 2010.

	Payments Due By Period
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Operating leases (1)	$6,882	$11,612	$4,835	$1,551	$24,880
Payments on litigation settlements (2)	3,000	—	—	—	3,000
Purchase obligations (3)	3,438				3,438

Total	$13,320	$11,612	$4,835	$1,551	$31,318

(1)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of September 24, 2010.

(2)	In April 2002, we settled a dispute with an unrelated third party and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. See Note 12 “Legal Proceedings” of the Consolidated Financial Statements for further discussion.
(3)	We had certain purchase obligations as of September 24, 2010 representing non-cancelable commitments to purchase inventory from our manufacturing supply base in fiscal 2010.

As of September 24, 2010, we had an accrued liability for unrecognized tax benefits, related interest and penalties, net of related deferred tax assets, totaling $13.8 million. We are unable to estimate when any cash settlement with a taxing authority might occur.

Other Possible Cash Obligations.    Under the terms of the agreement to acquire all outstanding shares of our wholly-owned subsidiary, Cinea, in September 2003, we have future payment obligations that equal approximately 5% to 8% of the revenue generated from products incorporating certain technologies we acquired in the transaction through 2022. As of September 24, 2010, no additional purchase consideration had been paid and no liability is reflected on our balance sheet. We currently have not met, and we do not expect to meet in the future, the revenue threshold that would trigger a payment obligation.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments.

As of September 24, 2010, we had cash and cash equivalents of $545.9 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $493.1 million, which consisted primarily of municipal debt securities, U.S. agency securities, and U.S. government bonds. These investments are subject to fluctuations in interest rates, which could impact our results. At September 24, 2010, the weighted-average effective maturity of our investment portfolio was less than one year. Based on our investment portfolio balance as of September 24, 2010, a hypothetical change in interest rates of 1% would have approximately a $4.0 million impact, and a change of 0.5% would have approximately a $2.0 million impact on the carrying value of our portfolio. Furthermore, a hypothetical change in interest rates of 1% would have approximately a $6.8 million impact and a change of 0.5% would have approximately a $3.4 million impact on interest income over a one-year period.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

Foreign Currency Exchange Risk

We maintain sales, marketing, and business operations in foreign countries, most significantly in the United Kingdom. We also conduct a growing portion of our business outside of the United States through subsidiaries with functional currencies other than the U.S. dollar (primarily Euros, British Pounds, and Australian Dollars). As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. Most of our revenue from international markets is denominated in U.S. dollars, while the operating expenses of our international subsidiaries are predominantly denominated in local currency. Therefore, if the U.S. dollar weakens against the local currency, we will have increased operating expenses, which will only be partially offset by net revenue. Conversely, if the U.S. dollar strengthens against the local currency, operating expenses will decrease, which will only be partially offset by net revenue. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our consolidated statement of operations. Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dolby Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries (the Company) as of September 24, 2010 and September 25, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 24, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolby Laboratories, Inc. and subsidiaries as of September 24, 2010 and September 25, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended September 24, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes at the beginning of fiscal year 2008, and changed its method of accounting for multiple-element revenue arrangements at the beginning of fiscal 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dolby Laboratories, Inc.’s internal control over financial reporting as of September 24, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 18, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

November 18, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dolby Laboratories, Inc.:

We have audited Dolby Laboratories, Inc.’s (the Company) internal control over financial reporting as of September 24, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dolby Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 24, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries as of September 24, 2010 and September 25, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 24, 2010, and our report dated November 18, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

November 18, 2010

DOLBY LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 25, 2009	September 24, 2010
ASSETS
Current assets:
Cash and cash equivalents	$451,678	$545,861
Short-term investments	283,808	302,269
Accounts receivable, net of allowance of $2,222 at September 25, 2009 and $2,040 at September 24, 2010	22,981	54,257
Inventories	12,975	28,338
Deferred taxes	83,438	102,758
Prepaid expenses and other current assets	45,958	26,930

Total current assets	900,838	1,060,413
Long-term investments	205,938	190,837
Property, plant, and equipment, net	92,178	94,097
Intangible assets, net	82,035	67,019
Goodwill	261,121	264,580
Deferred taxes	23,755	19,948
Other non-current assets	15,450	14,878

Total assets	$1,581,315	$1,711,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,921	$3,606
Accrued liabilities	100,901	144,608
Income taxes payable	3,934	7,895
Current portion of long-term debt	1,624	—
Deferred revenue	37,204	9,647

Total current liabilities	156,584	165,756
Long-term debt, net of current portion	5,825	—
Long-term deferred revenue	10,759	12,775
Deferred taxes	13,573	11,547
Other non-current liabilities	31,469	27,015

Total liabilities	218,210	217,093
Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: 53,412,121 shares issued and outstanding at September 25, 2009 and 52,856,440 at September 24, 2010	53	53
Class B common stock. $0.001 par value, ten votes per share, 500,000,000 shares authorized: 60,437,054 shares issued and outstanding at September 25, 2009 and 59,227,599 at September 24, 2010	60	59
Additional paid-in capital	478,979	329,902
Retained earnings	852,475	1,135,922
Accumulated other comprehensive income	9,541	7,801

Total stockholders’ equity—Dolby Laboratories, Inc.	1,341,108	1,473,737
Controlling interest	21,997	20,942

Total stockholders’ equity	1,363,105	1,494,679

Total liabilities and stockholders’ equity	$1,581,315	$1,711,772

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended
	September 26, 2008	September 25, 2009	September 24, 2010
Revenue:
Licensing	$537,363	$594,697	$710,474
Products	72,284	95,967	180,402
Services	30,584	28,839	31,837

Total revenue	640,231	719,503	922,713

Cost of revenue:
Cost of licensing	15,802	14,803	17,565
Cost of products (1)	39,455	57,220	90,695
Cost of services (1)	12,520	12,786	13,961
Gain from amended patent licensing agreement	—	(20,041)	—
Impairment of products provided under operating leases	—	—	9,594

Total cost of revenue	67,777	64,768	131,815

Gross margin	572,454	654,735	790,898

Operating expenses:
Research and development (1)	77,500	81,543	104,978
Sales and marketing (1)	110,495	98,838	130,160
General and administrative (1)	97,676	105,841	119,353
Restructuring charges, net	—	4,847	7,026

Total operating expenses	285,671	291,069	361,517

Operating income	286,783	363,666	429,381
Interest income	17,889	11,265	7,298
Interest expense	(2,126)	(935)	(703)
Other (expenses)/income, net	(744)	(2,577)	1,036

Income before provision for income taxes	301,802	371,419	437,012
Provision for income taxes	(100,770)	(127,073)	(154,185)

Net income including controlling interest	201,032	244,346	282,827
Less: net (income) / loss attributable to controlling interest	(1,574)	(1,355)	620

Net income attributable to Dolby Laboratories, Inc.	$199,458	$242,991	$283,447

Net income per share:
Basic	$1.79	$2.15	$2.50
Diluted	$1.74	$2.11	$2.46
Weighted-average shares outstanding:
Basic	111,492	113,101	113,452
Diluted	114,781	115,367	115,388

Related party rent expense included in general and administrative expenses	$1,361	$1,272	$1,372
(1) Stock-based compensation was classified as follows:
Cost of products	$853	$564	$427
Cost of services	177	115	126
Research and development	5,451	5,191	6,535
Sales and marketing	6,833	6,670	8,843
General and administrative	9,396	9,882	12,884

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands)

	Dolby Laboratories, Inc.
	Shares of Class A common stock	Class A common stock	Shares of Class B common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total	Comprehensive Income
Balance at September 28, 2007	49,352	$49	60,898	$61	$375,830	$409,749	$11,467	$797,156	$22,279	$819,435	—
Tax reserve adjustment upon change in method of accounting for uncertainties in income taxes	—	—	—	—	—	288	—	288	—	288	—
Net income	—	—	—	—	—	199,458	—	199,458	1,574	201,032	201,032
Translation adjustments, net of taxes of $603	—	—	—	—	—	—	(1,882)	(1,882)	(1,422)	(3,304)	(3,304)
Unrealized losses on available-for-sale securities, net of taxes of $1,630	—	—	—	—	—	—	(4,846)	(4,846)	—	(4,846)	(4,846)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(333)	(333)	—
Stock-based compensation expense	—	—	—	—	22,332	—	—	22,332	—	22,332	—
Tax benefit from the exercise of Class A and Class B stock options	—	—	—	—	22,061	—	—	22,061	—	22,061	—
Class A common stock issued under employee stock plans, net of stock withheld for taxes	886	1	—	—	10,768	—	—	10,769	—	10,769	—
Transfer of Class B common stock to Class A common stock	1,754	2	(1,754)	(2)	—	—	—	—	—	—	—
Exercise of Class B stock options	—	—	1,338	1	3,916	—	—	3,917	—	3,917	—

Balance at September 26, 2008	51,992	52	60,482	60	434,907	609,495	4,739	1,049,253	22,098	1,071,351	192,882

Net income	—	—	—	—	—	242,991	—	242,991	1,355	244,346	244,346
Retirement of treasury stock	—	—	—	—	11	(11)	—	—	—	—	—
Adjustment to controlling interest	—	—	—	—	—	—	—	—	575	575	—
Translation adjustments, net of taxes of $3	—	—	—	—	—	—	(2,092)	(2,092)	(1,774)	(3,866)	(3,866)
Unrealized gains on available-for-sale securities, net of taxes of $(2,931)	—	—	—	—	—	—	6,894	6,894	—	6,894	6,894
Distributions to controlling interest	—	—	—	—	—	—	—	—	(257)	(257)	—
Stock-based compensation expense	—	—	—	—	21,758	—	—	21,758	—	21,758	—
Tax benefit from the exercise of Class A and Class B stock options and vesting of restricted stock units	—	—	—	—	5,085	—	—	5,085	—	5,085	—
Class A common stock issued under employee stock plans, net of stock withheld for taxes	722	1	—	—	15,613	—	—	15,614	—	15,614	—
Transfer of Class B common stock to Class A common stock	698	—	(698)	—	—	—	—	—	—	—	—
Exercise of Class B stock options	—	—	653	—	1,605	—	—	1,605	—	1,605	—

Balance at September 25, 2009	53,412	53	60,437	60	478,979	852,475	9,541	1,341,108	21,997	1,363,105	247,374

Net income	—	—	—	—	—	283,447	—	283,447	(620)	282,827	282,827
Translation adjustments, net of taxes of $2,654	—	—	—	—	—	—	(1,118)	(1,118)	(172)	(1,290)	(1,290)
Unrealized losses on available-for-sale securities, net of taxes of $379	—	—	—	—	—	—	(622)	(622)	—	(622)	(622)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(263)	(263)	—
Stock-based compensation expense	—	—	—	—	27,694	—	—	27,694	—	27,694	—
Capitalized stock-based compensation expense	—	—	—	—	827	—	—	827	—	827	—
Repurchase of common stock	(4,148)	(4)	—	—	(241,358)	—	—	(241,362)	—	(241,362)	—
Tax benefit from the exercise of Class A and Class B stock options and vesting of restricted stock units	—	—	—	—	24,134	—	—	24,134	—	24,134	—
Class A common stock issued under employee stock plans, net of stock withheld for taxes	1,369	2	—	—	37,222	—	—	37,224	—	37,224	—
Transfer of Class B common stock to Class A common stock	2,223	2	(2,223)	(2)	—	—	—	—	—	—	—
Exercise of Class B stock options	—	—	1,014	1	2,404	—	—	2,405	—	2,405	—

Balance at September 24, 2010	52,856	$53	59,228	$59	$329,902	$1,135,922	$7,801	$1,473,737	$20,942	$1,494,679	$280,915

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	September 26, 2008	September 25, 2009	September 24, 2010
Operating activities:
Net income including controlling interest	$201,032	$244,346	$282,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,814	28,732	34,937
Stock-based compensation expense	22,332	21,758	27,694
Amortization of premium on investments	1,904	5,589	9,118
Excess tax benefit from exercise of stock options	(21,746)	(5,827)	(24,639)
Provision for doubtful accounts	935	1,392	365
Deferred taxes	(21,750)	5,237	(16,031)
Losses / (gains) on Put Rights	—	(9,508)	7,601
Losses / (gains) on auction rate certificates	—	10,869	(7,601)
Gain from amended patent licensing agreement	—	(20,041)	—
Loss on impairment of long-lived assets	—	—	12,986
Cash distributions to controlling interest	(333)	(257)	(263)
Other non-cash items affecting net income	1,032	2,408	610
Changes in operating assets and liabilities:
Accounts receivable	987	1,797	(31,329)
Inventories	(7,567)	(3,638)	(15,696)
Prepaid expenses and other assets	(18,640)	(147)	15,009
Accounts payable and accrued liabilities	33,874	(21,362)	32,677
Income taxes, net	29,825	8,602	27,995
Deferred revenue	25,962	7,488	(25,725)
Other non-current liabilities	(5,187)	(1,213)	(237)
Payment on litigation settlement	(3,000)	(3,000)	(3,000)

Net cash provided by operating activities	264,474	273,225	327,298

Investing activities:
Purchases of available-for-sale securities	(304,097)	(373,223)	(646,052)
Proceeds from sale of available-for-sale and trading securities	299,376	176,908	643,443
Purchases of property, plant and equipment	(13,610)	(13,994)	(37,482)
Purchases of intangible assets	—	(9,571)	(825)
Acquisitions, net of cash acquired	(253,047)	(16,621)	(5,601)
Proceeds from sale of property, plant and equipment	40	—	2,160

Net cash used in investing activities	(271,338)	(236,501)	(44,357)

Financing activities:
Payments on debt	(1,536)	(1,522)	(7,680)
Proceeds from the exercise of stock options	13,553	13,716	35,569
Proceeds from issuance of Class A common stock (Employee Stock Purchase Plan)	1,133	3,502	4,060
Repurchase of common stock	—	—	(241,362)
Excess tax benefit from the exercise of stock options	21,746	5,827	24,639

Net cash provided by/(used in) financing activities	34,896	21,523	(184,774)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,738)	(1,330)	(3,984)

Net increase in cash and cash equivalents	26,294	56,917	94,183
Cash and cash equivalents at beginning of year	368,467	394,761	451,678

Cash and cash equivalents at end of year	$394,761	$451,678	$545,861

Supplemental disclosure:
Cash paid for income taxes	$102,541	$113,142	$141,800
Cash paid for interest	965	845	671

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of Dolby Laboratories and our wholly-owned subsidiaries. In addition, we have consolidated the financial results of jointly-owned affiliated companies in which our principal stockholder has a controlling interest. We report these controlling interests as a separate line in our consolidated statements of operations as net (income) / loss attributable to controlling interest and in our consolidated balance sheets as controlling interest. We eliminate all intercompany accounts and transactions upon consolidation.

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

Fiscal Year

Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include 52 week periods ended September 26, 2008 (fiscal 2008), September 25, 2009 (fiscal 2009) and September 24, 2010 (fiscal 2010). Our fiscal year ending September 30, 2011 (fiscal 2011) will consist of 53 weeks.

2. Summary of Significant Accounting Policies

Concentration of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments and accounts receivable. We deposit our cash, cash equivalents and investments in accounts with major financial institutions and such investments may be in excess of federal insured limits. Our products are sold to businesses primarily in the Americas and Europe, and the majority of our licensing revenue is generated from customers outside of the United States. We manage this risk by evaluating in advance the financial condition and creditworthiness of our product and services customers and perform regular evaluations of the creditworthiness of our licensing customers. In fiscal 2008 and 2009, one customer accounted for approximately 10% of our total revenue and in fiscal 2010 the same customer accounted for 12% of total revenue.

Cash and Cash Equivalents

We consider all short-term highly liquid investments that have original maturities of 90 days or less from the date of purchase, to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts, municipal debt securities, U.S. agency notes, and commercial papers.

Investments

All of our investments are classified as available-for-sale securities, with the exception of our auction rate certificates and investments held in our supplemental retirement plan, which are classified as trading. Investments that have original maturities of 91 days or more at the date of purchase and with a current maturity of less than one year are classified as short-term investments and investments that have maturities of more than one year are classified as long-term investments. Our investments are recorded at fair value in the consolidated balance sheet. Unrealized gains and losses on our available-for-sale securities are reported as a component of accumulated other comprehensive income while realized gains and losses, other-than-temporary impairments and credit losses are reported as a component of net income.

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

During the fiscal year-to-date period ended June 25, 2010, we redeemed $41.7 million in par value of auction rate securities. During the fourth quarter of fiscal 2010, we exercised our Put Rights, resulting in the redemption at par of the remaining $26.4 million in par value of auction rate securities. See Note 3 “Composition of Certain Financial Statement Captions” for further discussion.

Allowance for Doubtful Accounts

We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectability of our accounts receivable based upon a variety of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for doubtful accounts based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). We evaluate our ending inventories for estimated excess quantities and obsolescence. Our evaluation includes the analysis of future sales demand by product within specific time horizons. Inventories in excess of projected future demand are written down to net realizable value. In addition, we assess the impact of changing technology on our inventory balances and write-off inventories that are considered obsolete. Write downs of inventory are recorded as a cost of products.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method based on estimated useful lives as follows:

Systems and software	3 to 5 years
Machinery and equipment	3 to 15 years
Furniture and fixtures	5 to 8 years
Equipment under operating leases	15 years
Leasehold improvements	Lesser of useful life or related lease term
Buildings	Up to 40 years

From time to time, we review our estimates of useful lives for the various categories of property, plant and equipment. During the fiscal quarter ended September 24, 2010, we completed an assessment of the useful lives of computer equipment. Previously, we estimated the useful lives of computer equipment to be four years. However, based on actual and intended usage of these assets, we have changed the estimate of useful lives of computer equipment to three years, which we believe better approximates the useful life of the assets.

Internal Use Software

We account for the costs of computer software developed or obtained for internal use by capitalizing costs of materials, consultants, payroll and payroll-related costs incurred in developing internal use computer software. These costs are included in property, plant, and equipment, net on the accompanying consolidated balance sheets. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Our capitalized internal use software costs are typically amortized on a straight-line basis over estimated useful lives of three to five years.

Goodwill, Intangible Assets, and Long-Lived Assets

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

We use the income approach to determine the fair value of our reporting units, which is based on the present value of estimated future cash flows for each reporting unit. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. During our annual goodwill impairment test, we had two reporting units—Via, which has no assigned goodwill, and Dolby Entertainment Technology (DET), with goodwill of $258.9 million. The cash flow model was based on our best estimate of future revenue and operating costs. We estimated our future revenue by applying growth rates, consistent with those used in our internal forecasts, to our current revenue forecasts. The revenue and cost estimates were based on several sources including our historical information, third-party industry data, and review of our internal operations. The cash flow forecasts were adjusted by a discount rate of approximately 13% based on our weighted average cost of capital derived by using the capital asset pricing model. The primary components of this model include weighting our total asset structure between our equity and debt, the risk-free rate of return on U.S. Treasury bonds, market risk premium based on a range of historical returns and forward-looking estimates, and the beta of our common stock. Our model utilized an effective tax rate of approximately 35%.

Based on the methodology described above, the fair value of our DET reporting unit exceeded its carrying value; therefore, we did not recognize an impairment charge related to goodwill in the third quarter of fiscal 2010. Our market capitalization at the end of our third quarter of fiscal 2010 was approximately $7.5 billion, which exceeded the aggregate carrying value of our reporting units by approximately 400%. During the fourth quarter of fiscal 2010, there were no events or circumstances that would trigger an impairment evaluation due to a reduction in the fair value of our reporting units below their carrying value.

Intangible assets with definite lives are amortized over their estimated useful lives. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships, and contracts, which are amortized on a straight-line basis over their useful lives ranging from two to fifteen years.

We review long-lived assets, including intangible assets, for impairment whenever events or a change in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the total future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its estimated fair value. See Note 3 “Composition of Certain Financial Statement Captions” for a discussion of impairment charges recognized in the third quarter of fiscal 2010 and in the fourth quarter of fiscal 2010.

Controlling Interests

In December 2007, the FASB amended the accounting standards for the consolidation of controlling interests, which changed the presentation requirements for our controlling interest. Our adoption of this accounting standard did not change our accounting for our controlling interest. The amended standards resulted in changes to the presentation of net income in our consolidated statements of operations and the reclassification of controlling interest from the mezzanine to the equity section of our consolidated balance sheets for all periods presented.

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

Revenue Recognition

We enter into revenue arrangements with our customers to license technology, trademarks, and know-how and to sell products and services. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is probable.

Licensing. Our licensing revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights, including patents, trademarks, and know-how. Royalties are recognized when all revenue recognition criteria have been met. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s royalty report and payment. Royalties are deemed fixed or determinable upon verification of a licensee’s royalty report in accordance with the terms of the underlying executed agreement or, in certain circumstances, receipt of a licensee’s royalty report and payment. We determine collectibility based on an evaluation of the licensee’s recent payment history, the existence of a standby letter-of-credit between the licensee’s financial institution and our financial institution and other factors. Corrective royalty statements are accounted for when received, except for corrections of prior royalty statements which are reserved for when a reliable estimate can be made. Deferred revenue represents amounts that are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. If we cannot determine that collectibility is probable, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met. Licensing revenue includes fees we earn for administering joint patent licensing programs (patent pools) containing patents owned by us and/or other companies. Royalties related to patent pools are recorded net of royalties payable to third party patent pool members and are recognized when all revenue recognition criteria have been met.

We generate the majority of our licensing revenue through our licensing contracts with original equipment manufacturers (system licensees) and software vendors. Our revenue recognition policies for each of these arrangements are summarized below.

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

Licensing to software vendors. We license our technologies for resale to software vendors and, in return, the software vendor pays us a royalty for each unit of software distributed that incorporates our technologies. Royalties from software vendors are generally recognized upon receipt of a royalty report from the licensee and when all other revenue recognition criteria have been met. In addition, in some cases we receive initial license fees for our technologies and provide post-contract upgrades and support. In these cases, we recognize the initial fees ratably over the expected support term, as vendor-specific objective evidence of fair value typically does not exist for the upgrade and support elements of the contract.

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

Also in October 2009, the FASB amended the accounting standards for multiple-element (ME) revenue arrangements to:

•

Provide updated guidance on whether these arrangements exist, how the elements should be separated, and how fees associated with a revenue arrangement (arrangement fees) should be allocated to each element;

•

Require an entity to allocate arrangement fees using the estimated selling price (ESP) of each element if the entity does not have vendor specific objective evidence (VSOE) of the selling price or third-party evidence (TPE) of the selling price; and,

•	Require a vendor to allocate arrangement fees using the relative selling price method.

In the first quarter of fiscal 2010, we adopted the amended accounting standards for ME revenue arrangements entered into or materially modified after September 25, 2009. Prior to adoption, we were not able to establish VSOE of the standalone selling price for the undelivered support and maintenance elements for a majority of our ME arrangements. The previous accounting standards required VSOE in order to allocate the arrangement fees to each undelivered element. Since we had not established VSOE, we allocated the arrangement fees to the undelivered element and ratably recognized the revenue over its estimated support period.

Under the new accounting guidance, we allocate the arrangement fees to each element based on its relative selling price, which we establish using a selling price hierarchy. We determine the selling price of each element based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. In the fiscal quarter ended September 24, 2010, we established VSOE for a majority of the undelivered elements in our ME arrangements. For these arrangements, the VSOE and the ESP value are essentially the same. For arrangements where VSOE does not exist, we use ESP.

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

We evaluate each element in a ME arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement fees are allocated to this combined single unit. Our adoption of the amended guidance changed our units of accounting for our revenue transactions by allowing us to use VSOE or ESP to allocate the total fees amongst the delivered and undelivered elements in an arrangement.

If the unit separation criteria are met, we account for each element within a ME arrangement (such as hardware, software, maintenance, and other services) separately and we allocate fees from the arrangement based on the relative selling price of each element. For some arrangements, customers receive certain elements over a period after delivery of the initial product. These elements may include support and maintenance and/or the right to receive upgrades. Revenue allocated to the undelivered element is recognized over either its estimated service period or when the upgrade is delivered. We do not recognize revenue that is contingent upon the future delivery of products or services or upon future performance obligations. We recognize revenue for delivered elements only when we have completed all contractual obligations.

We account for the majority of our digital cinema server sales as ME arrangements that have two separate units, or elements, of accounting. The first element consists of our digital cinema server hardware and the accompanying software, which is essential to the functionality of the hardware. This element is typically delivered at the time of sale. The second element is the right to receive support and maintenance, which is included with the purchase of the hardware element and is typically delivered over a service period subsequent to the initial sale. The application of the new revenue accounting standards to our digital cinema server sales typically results in the allocation of a substantial majority of the arrangement fees to the delivered hardware element based on its ESP, which we recognize as revenue at the time of sale. A small portion of the arrangement fees are allocated to the undelivered support and maintenance element, based on its VSOE or ESP, and is recognized as revenue ratably over the estimated service period.

For ME product arrangements entered into or materially modified in the fiscal year ended September 24, 2010, we recognized revenue of $74.8 million. At September 24, 2010, the deferred revenue balance from these transactions was $2.1 million, representing the estimated selling price of our support and maintenance obligation bundled with our hardware sales.

While our adoption of the amended guidance did not change the accounting for product arrangements entered into on or before September 25, 2009, our ability to establish VSOE for a majority of the undelivered elements resulted in a valuation of our undelivered obligations and a release of revenue using the residual method. Our establishment of VSOE in our fourth quarter of fiscal 2010 had an insignificant impact on our revenue recognized in the quarter as the majority of revenue recognized in our fourth quarter would have been recognized regardless of establishment of VSOE due to the expiration of the term of our undelivered elements. For product arrangements entered into on or before September 25, 2009, we recognized $29.7 million in previously deferred revenue in the fiscal year ended September 24, 2010. At September 24, 2010, the remaining deferred revenue balance from these transactions was $0.7 million.

The following is a summary of our products revenue and the associated deferred revenue balances:

	Revenue	Deferred Revenue
	Fiscal year ended September 24, 2010	September 24, 2010
	(in thousands)
Products sold during fiscal 2010:
Multiple-element arrangements	$74,832	$2,061
Standalone arrangements (1)	75,840	249
Products sold in prior periods for which revenue was deferred (2)	29,730	717

Total	$180,402	$3,027

(1)	These arrangements were not affected by the changes in revenue accounting standards.
(2)	Represents revenue attributable to multiple-element arrangements entered into on or before September 25, 2009.

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

Cost of products.    Cost of products primarily consists of the cost of materials related to products sold, applied labor and manufacturing overhead. Our cost of products also includes third-party royalty obligations paid to license intellectual property that we then include in our products.

Cost of services.    Cost of services consists primarily of the payroll and benefit costs of employees performing our professional services, the cost of outside consultants and reimbursable expenses incurred on behalf of customers.

Stock-Based Compensation

We measure expenses associated with all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements over the requisite service period. In fiscal 2008, 2009 and 2010, we recorded stock-based compensation expense of $22.7 million, $22.4 million, and $28.8 million, respectively. See Note 5 “Stockholders’ Equity and Stock-Based Compensation” for further discussion.

Advertising and Promotional Costs

Advertising and promotional costs are charged to sales and marketing expense as incurred. These expenses were $11.4 million, $9.7 million and $14.6 million for fiscal 2008, 2009 and 2010, respectively.

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

Certain of our foreign subsidiaries transact in currencies other than their functional currency. Foreign transaction gains and losses are included in our consolidated statements of operations. Additionally, we re-measure non-functional currency assets and liabilities of these subsidiaries using the exchange rate at the end of each period and recognize gains and losses in our consolidated statements of operations. These gains and losses are recorded within other income. In fiscal 2008, transaction and re-measurement gains included in net income were $1.0 million. In fiscal 2009 and fiscal 2010, transaction and re-measurement losses included in net income were $0.7 million and $1.9 million, respectively.

Income Taxes

We use the asset and liability method, under which deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss carryforwards are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is additionally dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.

In the beginning of fiscal 2008, we changed the method of accounting for uncertainties in income taxes. Our policy is to record an unrecognized tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities. We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision. See Note 7 “Income Taxes” for further discussion.

Recently Issued Accounting Standards

Other than the recently issued accounting standard related to fair value disclosures discussed above, no other recently issued accounting standards are expected to have an impact on our current accounting or disclosures.

3. Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 25, 2009 and September 24, 2010 consisted of the following:

	September 25, 2009	September 24, 2010
	(in thousands)
Cash and cash equivalents:
Cash	$132,772	$156,440
Cash equivalents:
Money market funds	318,906	354,428
U.S. agency securities	—	10,000
Commercial paper	—	19,993
Municipal debt securities	—	5,000

Total cash and cash equivalents	451,678	545,861

Short-term investments:
Auction rate certificates	57,254	—
Corporate bonds	—	3,788
Commercial paper	—	9,990
Municipal debt securities	105,963	188,123
U.S. agency securities	20,367	70,376
U.S. government bonds	19,995	29,992
Variable rate demand notes	80,229	—

Total short-term investments	283,808	302,269

Long-term investments (1):
Corporate bonds	22,655	25,870
Municipal debt securities	130,006	127,458
U.S. agency securities	22,628	27,522
U.S. government bonds	30,649	9,987

Total long-term investments	205,938	190,837

Total cash, cash equivalents and investments	$941,424	$1,038,967

(1)	Our long-term investments have maturities that range from one to three years.

As of September 25, 2009, we held tax-exempt auction rate certificates with a par value of $68.1 million. Since February 2008, auctions for these investments had failed, and the investments were illiquid as a result. In November 2008, we elected to accept a rights offering (Put Rights) from UBS AG, (collectively with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, referred to as UBS), which provided us with an option to sell to UBS, at par value, our auction rate certificates purchased through UBS at any time during a two-year sale period beginning June 30, 2010. We measured the Put Rights at fair value with gains and losses recognized as a component of net income. Simultaneous with the acceptance of the rights offering, we reclassified our auction rate certificates from the available-for-sale to the trading securities category, with unrealized gains and losses reported as a component of net income, within long-term investments in our consolidated balance sheet. Our Put Rights were recorded within prepaid expenses and other current assets.

During the fiscal year-to-date period ended June 25, 2010, we redeemed $41.7 million in par value of auction rate securities. During the fourth quarter of fiscal 2010, we exercised our Put Rights, resulting in the redemption at par of the remaining $26.4 million in par value of auction rate securities. Therefore, during fiscal

2010, we redeemed and received the full $68.1 million of par value plus accrued interest related to these auction rate certificates. In addition, we recognized gains of $10.9 million, which represented the excess of the par value redeemed over the fair market value of the auction rate certificates. Concurrently, we recognized net losses from the associated Put Rights of $9.5 million in fiscal 2010.

Our investment portfolio, which is recorded as cash equivalents, short-term investments, and long-term investments, was as follows:

	September 25, 2009
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Auction rate certificates	$57,254	$—	$—	$57,254
Corporate bonds	22,403	252	—	22,655
Money market funds	318,906	—	—	318,906
Municipal debt securities	233,320	2,667	(18)	235,969
U.S. agency securities	42,515	480	—	42,995
U.S. government bonds	50,431	213	—	50,644
Variable rate demand notes	80,229	—	—	80,229

Cash equivalents and investments	$805,058	$3,612	$(18)	$808,652

	September 24, 2010
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Commercial paper	$29,983	$—	$—	$29,983
Corporate bonds	29,238	420	—	29,658
Money market funds	354,428	—	—	354,428
Municipal debt securities	318,825	1,781	(25)	320,581
U.S. agency securities	107,512	390	(4)	107,898
U.S. government bonds	39,949	30	—	39,979

Cash equivalents and investments	$879,935	$2,621	$(29)	$882,527

We have classified all of our investments listed in the tables above, with the exception of our auction rate certificates, as available-for-sale securities recorded at fair market value on the consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income. Upon sale, amounts of gains and losses reclassified into earnings are determined based on specific identification of securities sold. Our auction rate certificates were classified as trading securities recorded at fair market value on the consolidated balance sheets, with unrealized gains and losses reported as a component of net income.

The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position:

	September 25, 2009
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Municipal debt securities	$8,405	$(18)	$—	$—	$8,405	$(18)

Total	$8,405	$(18)	$—	$—	$8,405	$(18)

	September 24, 2010
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$30,112	$(4)	$—	$—	$30,112	$(4)
Municipal debt securities	62,494	(25)	—	—	62,494	(25)

Total	$92,606	$(29)	$—	$—	$92,606	$(29)

The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of September 24, 2010, we owned 24 securities that were in an unrealized loss position. We do not intend to sell, nor will we need to sell, these securities before we recover the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at September 25, 2009 and September 24, 2010 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.

Accounts Receivable

Accounts receivable consists of the following:

	September 25, 2009	September 24, 2010
	(in thousands)
Trade accounts receivable	$21,991	$45,651
Accounts receivable related to patent administration program	3,212	10,646

Accounts receivable, gross	25,203	56,297
Less: allowance for doubtful accounts	(2,222)	(2,040)

Accounts receivable, net	$22,981	$54,257

The increase in accounts receivable from September 25, 2009 to September 24, 2010 was due to the timing of our receipt of licensee statements.

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Operations	Deductions	Balance at End of Fiscal Year
	(in thousands)
For fiscal year ended September 26, 2008	$903	$935	$(39)	$1,799
For fiscal year ended September 25, 2009	1,799	1,392	(969)	2,222
For fiscal year ended September 24, 2010	2,222	365	(547)	2,040

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 25, 2009	September 24, 2010
	(in thousands)
Raw materials	$3,670	$10,314
Work in process	1,207	3,109
Finished goods	8,098	14,915

Inventories	$12,975	$28,338

In the fiscal year ended September 24, 2010, inventories increased over prior year to support expected higher demand for our products.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 25, 2009	September 24, 2010
	(in thousands)
Prepaid assets	$30,174	$16,191
Other current assets	11,231	1,650
Income tax receivable	4,553	3,497
Assets held for sale	—	5,592

Prepaid expenses and other current assets	$45,958	$26,930

Assets held for sale represent digital cinema equipment that we leased to exhibitors beginning in fiscal 2005 in an effort to encourage the cinema industry to transition to digital cinema. In fiscal 2009, all products provided under operating leases were classified as property, plant and equipment, and as described below, an impairment charge of $9.6 million was recognized related to all products provided under operating leases in fiscal 2010.

In the fiscal quarter ended September 24, 2010, management committed to a plan to sell some of this leased equipment, which required us to classify these assets as held for sale as of September 24, 2010. We expect to sell these assets within fiscal 2011 and as such, we have classified the equipment within current assets in our consolidated balance sheet as of September 24, 2010. We believe that the current carrying value of these products is recoverable. Products under operating leases with a carrying value of approximately $1.1 million have not yet met the criteria to be classified as held for sale; accordingly, these assets are classified as held for use and remain within property, plant and equipment.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

	September 25, 2009	September 24, 2010
	(in thousands)
Land	$14,004	$12,835
Buildings	29,694	27,029
Leasehold improvements	48,325	33,264
Machinery and equipment	27,022	16,080
Computer systems and software	32,750	43,611
Furniture and fixtures	17,991	9,440
Products provided under operating leases	20,025	1,209

	189,811	143,468
Less: accumulated depreciation	(97,633)	(49,371)

Property, plant and equipment, net	$92,178	$94,097

Depreciation expense for property, plant and equipment was $12.4 million, $13.5 million and $17.8 million in fiscal 2008, 2009 and 2010, respectively, and is included in cost of products, cost of services, research and development expenses, sales and marketing expenses and general and administrative expenses in the accompanying consolidated statements of operations.

Our products provided under operating leases represent digital cinema equipment that we leased to exhibitors beginning in fiscal 2005 in an effort to encourage the cinema industry to transition to digital cinema. In conjunction with our exhibitor lease arrangements, we receive a virtual print fee from participating film studios for each digital print delivered for exhibition on the leased equipment.

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

Based on our estimates of the undiscounted future cash flows from virtual print fees and the potential sale value of the equipment, our analysis determined that the equipment was impaired. Accordingly, we estimated the fair market value of the equipment based on potential sale price estimates and recorded the excess of the carrying value over the fair market value as an impairment charge. For the fiscal quarter ended June 25, 2010, we recorded an impairment charge of $9.6 million related to our products provided under operating leases, which is included in the impairment of products provided under operating leases line item in the accompanying consolidated statements of operations.

During the fiscal quarter ended September 24, 2010, management committed to a plan to sell certain products provided under operating leases which had a carrying value of $5.6 million. These assets have been reclassified as held for sale and included within prepaid expenses and other current assets in our consolidated balance sheet as of September 24, 2010. Assets which have not been identified for sale have a $1.1 million carrying value as of September 24, 2010, and are classified as held for use. We are currently exploring future uses and options for these assets, and have not yet committed to a plan of sale. We believe that the remaining carrying value of our products provided under operating leases included in property, plant and equipment is recoverable as of September 24, 2010.

During the fiscal quarter ended September 24, 2010, management committed to a plan to sell one of our properties in the U.K. that indicated that the carrying value of the land and building may not be recoverable. Based on our estimates of the undiscounted future cash flows from this building, our analysis determined that the building was impaired. Accordingly, we estimated the fair market value of the property based on potential sales price estimates. We recorded the excess of the carrying value over the fair market value of the land and building as impairment charges of $1.1 million and $2.3 million, respectively, within the restructuring charges line item in the accompanying consolidated statements of operations. The building is held by an entity where we are the managing member and our principal stockholder is the limited member, but with a majority ownership of the entity. Therefore, the impairment amount reflected in our restructuring charges line item is offset by the share of the charge attributable to the limited member, or $1.7 million, in our net income attributable to controlling interest line item in the accompanying consolidated statement of operations. Based on the current facts and circumstances, the property does not meet the criteria for held for sale classification.

Goodwill and Intangible Assets

The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 26, 2008	$250,356
Acquired goodwill	10,522
Translation adjustments and other	243

Balance at September 25, 2009	$261,121
Acquired goodwill	3,266
Translation adjustments and other	193

Balance at September 24, 2010	$264,580

	September 25, 2009	September 24, 2010
	(in thousands)
Intangible assets subject to amortization:
Acquired patents and technology	$59,964	$61,767
Customer relationships	30,851	30,790
Customer contracts	6,073	5,973
Other intangibles	20,184	20,307

Intangible assets, gross	117,072	118,837
Less: Accumulated amortization	(35,037)	(51,818)

Intangible assets, net	$82,035	$67,019

During the fiscal quarter ended September 24, 2010, we acquired a company for a total purchase price of $5.8 million. Based on an allocation of the purchase price, goodwill and intangible assets resulting from this acquisition amounted to approximately $3.3 million and $2.1 million, respectively.

Amortization expense for our intangible assets was $12.5 million, $15.2 million and $17.3 million, in fiscal 2008, 2009 and 2010, respectively, and is included in cost of licensing, cost of products, research and development and sales and marketing expenses in the accompanying consolidated statements of operations.

The expected future annual amortization expense of our intangible assets is as follows:

Fiscal Year	Amortization Expense
(in thousands)
2011	$16,821
2012	12,576
2013	11,632
2014	11,083
2015	7,304
Thereafter	7,603

Total	$67,019

Accrued Liabilities

Accrued liabilities consist of the following:

	September 25, 2009	September 24, 2010
	(in thousands)
Accrued royalties	$2,070	$4,140
Amounts payable to joint licensing program partners	28,906	42,837
Accrued compensation and benefits	40,952	62,044
Accrued professional fees	4,392	8,078
Current portion of litigation settlement (see Note 12)	2,785	2,890
Other accrued liabilities	21,796	24,619

Accrued liabilities	$100,901	$144,608

Accumulated Other Comprehensive Income

Accumulated foreign currency translation gains, net of tax, were $9.4 million at September 26, 2008, $7.3 million and $6.2 million as of September 25, 2009 and September 24, 2010, respectively. Accumulated unrealized losses on investments, net of tax, were $4.7 million at September 26, 2008. Accumulated unrealized gains on investments, net of tax, were $2.2 million and $1.6 million as of September 25, 2009 and September 24, 2010, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Dolby Laboratories, Inc.:

	Fiscal Year Ended
	September 26, 2008	September 25, 2009	September 24, 2010
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$199,458	$242,991	$283,447

Denominator:
Weighted-average shares outstanding—basic	111,492	113,101	113,452
Potential common shares from options to purchase Class A and Class B common stock	3,289	2,167	1,769
Potential common shares from restricted stock units	0	99	167

Weighted-average shares outstanding—diluted	114,781	115,367	115,388

Net income per share attributable to Dolby Laboratories, Inc.—basic	$1.79	$2.15	$2.50
Net income per share attributable to Dolby Laboratories, Inc.—diluted	$1.74	$2.11	$2.46

We have excluded 2,019,329, 3,409,432 and 2,074,447 options from the calculation of potential common shares for fiscal 2008, 2009 and 2010, respectively, because their inclusion would have been anti-dilutive. We have excluded 40,263, 147,989 and 456,715 restricted stock units from the calculation of potential common shares for fiscal 2008, 2009 and 2010, respectively, because their inclusion would have been anti-dilutive.

Withholding and Sales Tax

We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities. Withholding tax remittances were $17.6 million, $22.8 million and $31.6 million in fiscal 2008, 2009 and 2010, respectively. We account for sales tax on a net basis by excluding sales tax from our revenue.

Debt

Through the fiscal quarter ended June 25, 2010, we maintained three term loans through our consolidated affiliates Dolby Properties, LLC, Dolby Properties Burbank, LLC and Dolby Properties United Kingdom, LLC, for financing commercial and real property at various locations in which we are the primary tenant. The loans were collateralized by the commercial real property and were guaranteed by Dolby Laboratories, Inc. During the fiscal quarter ended September 24, 2010, we repaid all debt outstanding.

Other Non-Current Liabilities

Following is a summary of the components of other non-current liabilities:

	September 25, 2009	September 24, 2010
	(in thousands)
Long-term portion of litigation settlement	$2,854	$—
Supplemental retirement plan obligations	2,083	2,118
Non-current tax liabilities	21,197	20,036
Other liabilities	5,335	4,861

Other non-current liabilities	$31,469	$27,015

For a discussion of the litigation settlement, refer to Note 12 “Legal Proceedings.” See Note 7 “Income Taxes” for additional information related to tax liabilities.

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

Level 1:	Quoted prices in active markets that are accessible by us at the measurement date for identical assets and liabilities.

Level 2:	Prices not directly accessible by us. Such prices may be based upon quoted prices in active markets or inputs not quoted on active markets but are corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities carried at fair value as of September 25, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$3,935	$—	$—	$3,935
Money market funds (2)	318,906	—	—	318,906
Corporate bonds (2)	—	22,655	—	22,655
Forward currency contract (1)	—	14	—	14
Municipal debt securities (2)	—	235,969	—	235,969
U.S. agency securities (2)	—	42,995	—	42,995
U.S. government bonds (2)	—	50,644	—	50,644
Variable rate demand notes (2)	—	80,229	—	80,229
Auction rate certificates (2)	—	—	57,254	57,254
Put Rights (1)	—	—	9,508	9,508

Total	$322,841	$432,506	$66,762	$822,109

(1)	These assets are included within prepaid expenses and other current assets and other non-current assets as of September 25, 2009.
(2)	These assets are included within cash and cash equivalents, short term investments and long term investments as of September 25, 2009.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$3,935	$—	$—	$3,935
Interest rate derivative (2)	—	279	—	279

Total	$3,935	$279	$—	$4,214

(1)	These liabilities are included within accrued compensation and benefits and other noncurrent liabilities as of September 25, 2009.
(2)	This liability is included within other noncurrent liabilities as of September 25, 2009.

Financial assets and liabilities carried at fair value as of September 24, 2010 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$2,200	$—	$—	$2,200
Money market funds (2)	354,428	—	—	354,428
Commercial paper (2)	—	29,983	—	29,983
Corporate bonds (2)	—	29,658	—	29,658
Municipal debt securities (2)	—	320,581	—	320,581
U.S. agency securities (2)	—	107,898	—	107,898
U.S. government bonds (2)	—	39,979	—	39,979

Total	$356,628	$528,099	$—	$884,727

(1)	These assets are included within prepaid expenses and other current assets and other non-current assets as of September 24, 2010.
(2)	These assets are included within cash and cash equivalents, short term investments, and long term investments as of September 24, 2010.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan	$2,200	$—	$—	$2,200

Total	$2,200	$—	$—	$2,200

(1)	These liabilities are included within accrued compensation and benefits and other noncurrent liabilities as of September 24, 2010.

We base the fair value of our Level 1 financial instruments on active quoted market prices for identical instruments. Our Level 1 financial instruments include money market funds and mutual fund investments held in our supplemental retirement plan. We obtain the fair value of our Level 2 financial instruments from professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. We classified our auction rate certificates and Put Rights as Level 3 financial assets because quoted prices were unobservable or no market data was available.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value that used significant unobservable inputs (Level 3):

Auction Rate Certificates and Put Rights
(in thousands)
Balance at September 25, 2009	$66,762
Gains or losses included in earnings:
Gains from auction rate certificates	7,601
Gain from release of credit risk discount on Put Rights	1,095
Gain from redemption of Put Rights	268
Losses from Put Rights	(7,601)
Redemptions at par of auction rate certificates	(68,125)

Balance at September 24, 2010	$—

The realized gains from release of credit risk discount on Put Rights and redemption of Put Rights are included in the other expense, net line item in our consolidated statement of operations for the year ended September 24, 2010.

5. Stockholders’ Equity and Stock-Based Compensation

Class A and Class B Common Stock

Our board of directors has authorized two classes of common stock, Class A and Class B. At September 24, 2010, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At September 24, 2010, we had 52,856,440 shares of Class A common stock and 59,227,599 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share.

Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.

Stock Incentive Plans

2000 Stock Incentive Plan.    Effective October 2000, we adopted the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan, as amended in April 2004 and September 2004, provides for the issuance of incentive and nonqualified stock options to employees, directors and consultants of Dolby Laboratories to purchase up to 15.1 million shares of Class B common stock. Under the terms of this plan, options became exercisable as established by the board of directors (ratably over four years), and expire ten years after the date of the grant. Options granted under the plan were granted at not less than fair market value at the date of grant.

As of September 24, 2010, there were options outstanding to purchase 0.8 million shares of Class B common stock, of which all were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 3.5 years. Subsequent to fiscal 2005, no further options were granted and no further options will be granted under this plan.

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

As of September 24, 2010, there were options outstanding to purchase 4.9 million shares of Class A common stock, of which 1.6 million were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 7.9 years.

Stock-Based Compensation

We provide stock-based awards as a form of compensation for employees, officers, and directors. We have issued stock-based awards in the form of stock options, restricted stock units, stock appreciation rights, and shares issued under our employee stock purchase plan.

Stock-based compensation expense recorded in our consolidated statements of operations for fiscal 2008, 2009, and 2010 were as follows:

	Fiscal Year Ended
	September 26, 2008 (2)	September 25, 2009 (2)	September 24, 2010 (2)
	(in thousands)
Stock-based compensation
Stock options (1)	$20,542	$16,643	$18,135
Restricted stock units	1,790	5,205	9,560
Employee stock purchase plan	221	529	673
Stock appreciation rights	157	45	447

Total stock-based compensation	22,710	22,422	28,815
Benefit from income taxes	(6,715)	(7,708)	(9,805)

Total stock-based compensation, net of tax	$15,995	$14,714	$19,010

(1)	Expense excludes $0.8 million in fiscal 2010 related to stock-based compensation which was capitalized to property, plant and equipment as part of our global business operations restructuring.
(2)	We also recognized $1.9 million, $0.7 million and $1.2 million in fiscal 2008, 2009, and 2010 respectively of tax benefit from the exercise of ISO and ESPP, which is not included in the table above.

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

On February 16, 2010, pursuant to a contractual agreement, we granted 16,651 stock options to our Executive Chairman of the Board of Directors. The size of the grant was determined by our Compensation Committee in the second quarter of fiscal 2010, and was based on the Compensation Committee’s assessment of his achievement of performance goals relating to leadership, counseling and technology consulting. The stock options have an exercise price equal to the fair market value of the Class A common stock on the date of grant. The fair value of these options was $0.3 million. In each of fiscal 2009 and fiscal 2010, we recorded $0.1 million in stock-based compensation expense related to this contractual agreement with our Executive Chairman of the Board of Directors.

Additionally, our Executive Chairman of the Board of Directors is eligible to receive a stock option grant on February 15, 2011 giving him the right to purchase a certain number of the Company’s Class A common shares with a fair value, as measured by the Black-Scholes model, between $0.1 million and $0.3 million as of the date of grant. These stock options are subject to the same terms as the previous grant. In fiscal 2010, we recorded $0.1 million in stock-based compensation expense related to this contractual agreement with our Executive Chairman of the Board of Directors.

We utilize the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Year Ended
	September 26, 2008	September 25, 2009	September 24, 2010
Expected life (in years)	5.08	5.02	4.66
Risk-free interest rate	2.9%	2.0%	2.2%
Expected stock price volatility	43.1%	47.1%	41.7%
Dividend yield	—	—	—

To determine an estimate for the expected term of our stock options, we evaluated historical exercise patterns of our employees and made an assumption regarding future exercise patterns. To determine an estimate for the expected stock price volatility for stock options, we utilized a blend of the historical volatility for our common stock since our initial public offering and our implied volatility. To determine an estimate for the risk-free interest rate we used an average interest rate based on U.S. Treasury instruments having terms consistent with the expected term of our awards.

The following table summarizes the weighted-average fair value of stock options granted and the total intrinsic value of stock options exercised during fiscal 2008, 2009 and 2010:

	Fiscal Year Ended
	September 26, 2008	September 25, 2009	September 24, 2010
Weighted-average fair value at date of grant	$19.22	$14.32	$19.93
Intrinsic value of options exercised (in thousands)	83,203	29,523	79,453
Fair value of options vested (in thousands)	21,292	17,448	20,542

Included in stock-based compensation expense was $20.5 million, $16.6 million and $18.1 million for fiscal 2008, 2009 and 2010, respectively, related to employee stock options, net of estimated forfeitures. We determine our estimated forfeiture rate based on an evaluation of historical forfeitures. For awards granted in fiscal 2008, 2009, and 2010, we utilized an estimated forfeiture rate of 4.84%, 5.13%, and 5.69%, respectively. Total unrecorded stock-based compensation cost at September 24, 2010 associated with employee stock options expected to vest was $45.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table summarizes information about stock options issued to officers, directors, and employees under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 25, 2009	6,540	$25.36
Grants	1,572	52.37
Exercises	(2,167)	17.69
Forfeitures	(320)	38.25

Options outstanding at September 24, 2010	5,625	35.05	7.3	$150,628

Options vested and expected to vest at September 24, 2010	5,286	34.73	7.3	144,198

Options exercisable at September 24, 2010	2,383	22.91	5.7	92,529

Aggregate intrinsic value is based on the closing price of our common stock on September 24, 2010 of $61.74 and excludes the impact of options that were not in-the-money.

The following table summarizes information about stock options outstanding and exercisable at September 24, 2010:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$1.25 - $1.25	19	1.1	$1.25	19	$1.25
$1.26 - $1.26	60	1.3	1.26	60	1.26
$2.08 - $6.28	548	3.6	2.08	548	2.08
$6.29 - $19.21	392	4.6	15.29	392	15.29
$19.22 - $28.12	93	5.8	22.26	84	21.77
$28.13 - $38.20	1,995	7.4	31.35	885	30.88
$38.21 - $48.14	526	8.0	42.84	167	43.04
$48.15 - $51.18	560	7.5	48.28	220	48.20
$51.19 and above	1,432	9.5	52.93	8	53.11

	5,625			2,383

Restricted Stock Units.    We grant restricted stock units to certain employees, officers and directors under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting and awards granted to directors generally vest over three years, with equal annual cliff-vesting. Our 2005 Stock Plan also allows us to grant restricted stock units which vest based on the satisfaction of specific performance criteria, although no such awards have been granted as of September 24, 2010. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized over the requisite service period. No restricted stock units were granted prior to fiscal 2008. Stock-based compensation expense related to restricted stock units was $1.8 million, $5.2 million, and $9.6 million in fiscal 2008, 2009 and 2010, respectively. Total unrecorded stock-based compensation cost at September 24, 2010 associated with restricted stock units expected to vest was $28.8 million, which is expected to be recognized over a weighted-average period of 3.0 years.

The following table summarizes information about restricted stock units issued to officers, directors and employees under our 2005 Stock Incentive Plan:

	Shares	Weighted-Average Fair Value
	(in thousands)
Non-vested at September 25, 2009	613	$36.43
Granted	444	52.64
Vested	(189)	36.81
Forfeitures	(45)	32.15

Non-vested at September 24, 2010	823	44.91

Stock Appreciation Rights.    We have granted stock appreciation rights to certain of our foreign employees. These awards are settled in cash rather than stock, and are classified as liability awards. Stock-based compensation expense related to stock appreciation rights was $0.2 million in fiscal 2008, less than $0.1 million in fiscal 2009 and $0.4 million in fiscal 2010.

Employee Stock Purchase Plan.    In January 2005, our board of directors adopted and our stockholders approved our Employee Stock Purchase Plan (ESPP), which allows eligible employees to have up to 10 percent of their eligible compensation withheld and used to purchase Class A common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than one thousand shares in an offering period, whichever is less. The plan provides for a purchase price equal to 85 percent of the closing price on the New York Stock Exchange on the last day of the purchase period. Under the ESPP, substantially all employees may purchase Class A common stock through payroll withholdings. In fiscal 2008, 2009 and 2010, we recorded compensation expense of $0.2 million, $0.5 million and $0.7 million for our ESPP, respectively. Our ESPP does not have a look-back option and is classified as a liability award. At September 24, 2010, our accrued liabilities included $2.0 million for employee withholdings and related compensation cost.

6. Restructuring

In fiscal 2009, we ceased using two of Cinea’s leased facilities in Virginia, terminated employees and integrated Cinea into our Dolby Entertainment Technology reporting unit. This activity resulted in severance and other charges attributable to the termination of employees and facilities charges relating to non-cancelable lease costs, net of expected sublease income.

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

Changes in our restructuring accruals in fiscal 2009, which are included within accrued liabilities on our consolidated balance sheets as of September 25, 2009, were as follows:

	Severance	Facilities and contract termination costs	Fixed assets write-off	Other associated costs	Total
	(in thousands)
Balance at September 26, 2008	$—	$—	$—	$—	$—
Restructuring charges	3,994	232	141	480	4,847
Cash payments	(2,891)	(144)	—	(460)	(3,495)
Non-cash charges	—	—	(141)	—	(141)

Balance at September 25, 2009	$1,103	$88	$—	$20	$1,211

In fiscal 2010, approximately 60 general and administrative employees were impacted by our plans to reorganize certain aspects of our global business operations and are reflected in the restructuring charges in the table above. As a result of this action, we have offered severance benefits to the affected employees. The majority of these employees are required to render service through November 15, 2010 to receive these severance benefits. We are recognizing the total estimated severance and other associated costs of approximately $4.4 million for these employees on a ratable basis through this date.

We have recorded $3.4 million of impairment within the Restructuring Charges line item in the accompanying consolidated statements of operations related to one of our buildings held in the UK. See Note 3 “Composition of Certain Financial Statement Captions” for further information.

Changes in our restructuring accruals in fiscal 2010, which are included within accrued liabilities on our consolidated balance sheets as of September 24, 2010, were as follows:

	Severance	Facilities and contract termination costs	Fixed assets impairment	Other associated costs	Total
	(in thousands)
Balance at September 25, 2009	$1,103	$88	$—	$20	$1,211
Restructuring charges	3,084	—	3,392	550	7,026
Cash payments	(1,383)	(88)	—	(182)	(1,653)
Non-cash charges	—	—	(3,392)	(158)	(3,550)

Balance at September 24, 2010	$2,804	$—	$—	$230	$3,034

7. Income Taxes

The components of our income before provision for income taxes are as follows:

	Fiscal Year Ended
	September 26, 2008	September 25, 2009	September 24, 2010
	(in thousands)
United States	$309,781	$357,401	$401,936
Foreign	(7,979)	14,018	35,076

Total	$301,802	$371,419	$437,012

The provision for income taxes consists of the following:

	Fiscal Year Ended
	September 26, 2008	September 25, 2009	September 24, 2010
	(in thousands)
Current:
Federal	$86,115	$80,298	$109,050
State	15,415	13,213	18,382
Foreign	20,990	28,325	41,942

Total current	122,520	121,836	169,374
Deferred:
Federal	(17,171)	7,187	(12,790)
State	(3,146)	1,433	(1,149)
Foreign	(1,433)	(3,383)	(1,250)

Total deferred	(21,750)	5,237	(15,189)

Provision for income taxes	$100,770	$127,073	$154,185

Licensing revenue is recognized gross of foreign withholding taxes that are remitted by our licensees directly to foreign tax authorities. Withholding taxes were $17.6 million, $22.8 million and $31.6 million in fiscal 2008, 2009 and 2010, respectively. The foreign current tax includes this withholding tax expense and a corresponding foreign tax credit benefit is included in current federal taxes.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	September 25, 2009	September 24, 2010
	(in thousands)
Deferred income tax assets:
Investments	$1,348	$2,045
Accounts receivable	782	713
Inventories	3,534	2,513
Net operating loss	5,256	4,210
U.S. state taxes	4,693	5,911
Accrued expenses	12,638	18,874
Stock-based compensation	15,978	16,531
Revenue recognition	59,291	72,411
Foreign tax credits	4,458	4,625
Unrealized loss on investments	—	—
Other	8,517	5,654

Total gross deferred income tax assets	116,495	133,487
Less: valuation allowance	—	—

Total deferred income tax assets	116,495	133,487
Deferred income tax liabilities:
Translation adjustment	(3,764)	(2,161)
Intangibles	(12,876)	(13,903)
Depreciation and amortization	(4,864)	(5,272)
Unrealized gain on investments	(1,371)	(992)

Deferred income tax assets, net	$93,620	$111,159

The above deferred income tax assets, net have been classified in the accompanying consolidated balance sheets as follows:
Current deferred income tax assets	$83,438	$102,758
Long-term deferred income tax assets, net	10,182	8,401

Deferred income tax assets, net	$93,620	$111,159

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, we believe it is more likely than not that the benefits of these deductible differences will be realized and, therefore, a valuation allowance is not required.

As of September 24, 2010, we had net operating loss carryovers for Australia tax purposes of $3.1 million. These loss carryovers have no expiration dates. As part of an acquisition in April 2009, we acquired net operating loss carryovers for Federal and California tax purposes of $9.7 million and $9.6 million, respectively. The losses carried forward for Federal and California tax purposes as of September 24, 2010 were $8.1 million and $9.6 million, respectively, and will expire in fiscal 2029 if unused.

A reconciliation of the federal statutory tax rate to our effective tax rate for fiscal 2008, 2009 and 2010, is as follows:

	Fiscal Year Ended
	September 26, 2008	September 25, 2009	September 24, 2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	3.6	3.3	3.2
Stock-based compensation expense	(0.1)	(0.1)	(0.1)
Research and development tax credits	(1.0)	(1.5)	(0.8)
Tax exempt interest	(1.5)	(0.8)	(0.4)
United States manufacturing tax incentives	(1.7)	(1.6)	(1.8)
Other	(0.9)	(0.1)	0.1

Effective tax rate	33.4%	34.2%	35.2%

As of September 24, 2010, the total amount of gross unrecognized tax benefits was $16.6 million, of which $10.6 million, if recognized, would affect our effective tax rate. Our liability for unrecognized tax benefits are classified as non-current liabilities in the consolidated balance sheet.

The aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows:

(in thousands)
Balance as of September 26, 2008	$15,525
Lapse of statute of limitations	(171)
Decreases in balances related to tax positions taken during prior years	(593)
Increases in balances related to tax positions taken during prior years	632
Increases in balances related to tax positions taken during the current year	1,523

Balance as of September 25, 2009	$16,916
Lapse of statute of limitations	(2,143)
Decreases in balances related to tax positions taken during prior years	—
Increases in balances related to tax positions taken during prior years	520
Increases in balances related to tax positions taken during the current year	1,265

Balance as of September 24, 2010	$16,558

The increase in the balance for unrecognized tax benefits at September 24, 2010 primarily relates to differences between benefits claimed on the Company's returns expected to be filed for fiscal 2010 and amounts recognized on the financial statements.

To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction of the overall income tax provision. At September 25, 2009, we had $1.7 million of accrued interest and $2.6 million of accrued penalties on unrecognized tax benefits. At September 24, 2010, we had $0.9 million of accrued interest and $2.6 million of accrued penalties on unrecognized tax benefits. Our current tax provision was reduced by penalties of less than $0.1 million plus interest expense of $0.8 million.

We file income tax returns in the United States on a federal basis and in several U.S. state and foreign jurisdictions. Our three most significant tax jurisdictions are the U.S., United Kingdom (U.K.), and state of California. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. We are no longer subject to examinations by the Internal Revenue Service through the 2003 tax year, for U.S. federal tax purposes, and through the 2006 fiscal year by the appropriate governmental agencies for U.K. tax purposes. In addition, we are no longer subject to examination by the state of New York through the 2005 tax year for income tax purposes. Our California filings are no longer subject to examination through the 2003 tax year by the appropriate California agency. Other significant jurisdictions include Australia, Canada and Sweden and they are no longer subject to examinations through the year 2003, 2006 and 2007, respectively. We do not believe that the outcome of any ongoing examination will have a material impact on our financial statements.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe there is a reasonable possibility of any significant change to our total unrecognized tax benefits within the next twelve months.

8. Retirement Plans

We maintain a tax-qualified 401(k) retirement plan for employees in the United States, and similar plans in foreign jurisdictions. Retirement plan expenses were $8.9 million, $9.2 million and $11.1 million for fiscal 2008, 2009 and 2010, respectively. Retirement plan expenses are included in cost of products, cost of services, sales and marketing, general and administrative and research and development expense in the accompanying consolidated statements of operations.

9. Commitments and Contingencies

The following table presents a summary of our contractual obligations and commitments as of September 24, 2010:

	Operating leases (1)	Payment on litigation settlement (2)	Purchase obligations (3)	Total
	(in thousands)
Fiscal 2011	$6,882	$3,000	$3,438	$13,320
Fiscal 2012	6,291	—	—	6,291
Fiscal 2013	5,321	—	—	5,321
Fiscal 2014	3,644	—	—	3,644
Fiscal 2015	1,191	—	—	1,191
Thereafter	1,551	—	—	1,551

Total	$24,880	$3,000	$3,438	$31,318

(1)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of September 24, 2010.
(2)	In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million in ten equal annual installments of $3.0 million per year beginning in June 2002. See Note 12 “Legal Proceedings” for further discussion.
(3)	We had certain purchase obligations as of September 24, 2010 representing non-cancelable commitments to purchase inventory from our manufacturing supply base in fiscal 2011.

Rental expenses under operating leases were $7.7 million, $7.9 million and $8.7 million for fiscal 2008, 2009 and 2010, respectively. These amounts include expenses for rent payable to our principal stockholder of $1.4 million, $1.3 million and $1.4 million for fiscal 2008, 2009 and 2010, respectively.

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

10. Geographic Data

Operating Segments

We operate as a single reportable segment on an enterprise-wide basis. We generate revenue by licensing our technologies to manufacturers of CE products and to software vendors, and selling our professional products and related services to entertainment content creators, producers, and distributors.

Geographic Information

Revenue by geographic region, which was determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for products revenue, and the location where we perform our services for services revenue, was as follows:

	September 26, 2008	September 25, 2009	September 24, 2010
	(in thousands)
United States	$214,840	$252,310	$318,127
International	425,391	467,193	604,586

Total revenue	$640,231	$719,503	$922,713

The concentration of our revenue from individual geographic regions was as follows:

	September 26, 2008	September 25, 2009	September 24, 2010
Americas	34%	35%	34%
APAC	49%	48%	49%
EMEA	17%	17%	17%

In fiscal 2008 and 2009, one customer accounted for approximately 10% of our total revenue and in fiscal 2010 the same customer accounted for 12% of total revenue.

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	September 25, 2009	September 24, 2010
	(in thousands)
United States	$71,703	$76,257
International	20,475	17,840

Total long-lived tangible assets, net of accumulated depreciation	$92,178	$94,097

11. Common Stock Repurchase Program

Shares of Class A common stock were purchased under a $250.0 million stock repurchase program announced by the Company on November 3, 2009, which was increased by an additional $300.0 million announced on July 27, 2010. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors including price, regulatory requirements, and other market conditions. We may limit, suspend, or terminate the stock repurchase program at any time without prior notice. This program does not have a specified expiration date. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. Stock repurchases under the stock repurchase program commenced in the fiscal quarter ended December 25, 2009.

Stock repurchase activity under the stock repurchase program during fiscal 2010 is summarized as follows:

	Shares Repurchased	Cost (in thousands) (1)	Average Price Paid per Share (2)
Repurchase activity for the fiscal quarter ended December 25, 2009	345,400	$15,661	$45.33
Repurchase activity for the fiscal quarter ended March 26, 2010	1,262,085	67,463	53.45
Repurchase activity for the fiscal quarter ended June 25, 2010	1,491,691	94,524	63.37
Repurchase activity for the fiscal quarter ended September 24, 2010	1,048,943	63,714	60.73

Total	4,148,119	$241,362

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.
(2)	Excludes commission costs.

12. Legal Proceedings

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of September 24, 2010, we had $3.0 million remaining to be paid under this settlement.

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

13. Comprehensive Income

Comprehensive Income

The components of comprehensive income were as follows:

	Fiscal Year Ended
	September 26, 2008	September 25, 2009	September 24, 2010
	(in thousands)
Net income including controlling interest	$201,032	$244,346	$282,827
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(3,304)	(3,866)	(1,290)
Unrealized gains (losses) on available-for-sale securities, net of tax	(4,846)	3,167	(622)
Reversal of unrealized losses on auction rate certificates, net of tax	—	3,727	—

Comprehensive income	192,882	247,374	280,915
Less: comprehensive loss (income) attributable to controlling interest	152	(419)	(792)

Comprehensive income attributable to Dolby Laboratories, Inc.	$192,730	$247,793	$281,707

14. Related Party Transactions

We lease our primary San Francisco corporate offices from our principal stockholder. The current lease expires on December 31, 2013, but we have the option to renew the lease for two additional five-year terms. Rent to related parties for fiscal 2008, 2009 and 2010, was $1.4 million, $1.3 million and $1.4 million, respectively.

We are the managing member or general partner in entities which own and lease commercial property in the United States and United Kingdom. Our principal stockholder is the limited member or limited partner, but with a majority economic interest, in each of these entities. These entities were established for the purposes of purchasing and leasing commercial property primarily for our own use. While a portion of the property is leased to third parties, we occupy a majority of the space. Therefore, given that these affiliated entities are an integrated part of our operations, we have consolidated the entities’ assets and liabilities and results of operations in our consolidated financial statements. The share of earnings and net assets of the entities attributable to the limited member or limited partner, as the case may be, is reflected as controlling interest in the accompanying consolidated financial statements. These entities distributed approximately $0.3 million in each of fiscal 2008, 2009 and 2010 to our principal stockholder. During fiscal 2010, we paid off in full the debt used to finance the purchases of property. See Note 3 “Composition of Certain Financial Statement Captions” for further information of the debt repayment.

Our ownership interest in the consolidated affiliated entities is as follows:

Company Name	Ownership interest as of September 24, 2010
Dolby Properties, LLC	37.5%
Dolby Properties Brisbane, LLC	49.0%
Dolby Properties Burbank, LLC	49.0%
Dolby Properties United Kingdom, LLC	49.0%
Dolby Properties, LP	10.0%

15. Selected Quarterly Financial Data (unaudited)

	Fiscal Quarter Ended
	December 26, 2008	March 27, 2009	June 26, 2009	September 25, 2009	December 25, 2009	March 26, 2010	June 25, 2010	September 24, 2010
	(in thousands, except per share amounts)
Revenue:
Licensing	$154,056	$159,879	$142,141	$138,621	$165,775	$195,944	$170,326	$178,429
Product sales	17,946	36,008	21,790	20,223	47,657	39,839	52,651	40,255
Services	8,256	8,237	7,313	5,033	7,784	7,638	7,292	9,123

Total revenue	180,258	204,124	171,244	163,877	221,216	243,421	230,269	227,807
Cost of revenue	(4,228)	31,982	19,750	17,264	35,793	29,623	40,056	26,343

Gross margin	184,486	172,142	151,494	146,613	185,423	213,798	190,213	201,464

Income before taxes and controlling interest	116,960	108,219	79,019	67,221	106,379	133,929	98,082	98,622

Net income	$78,095	$69,451	$51,146	$44,299	$69,086	$85,898	$63,452	$65,011

Earnings per share:
Basic	$0.69	$0.62	$0.45	$0.39	$0.61	$0.75	$0.56	$0.58
Diluted	$0.68	$0.60	$0.44	$0.38	$0.59	$0.74	$0.55	$0.57
Shares outstanding:
Basic	112,608	112,852	113,261	113,684	114,085	113,985	113,254	112,486
Diluted	114,870	115,059	115,528	115,845	116,138	115,995	115,282	114,276

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A – CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 24, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in its Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 24, 2010.

Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 58.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 24, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and Nominating and Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2011 (the "2011 Proxy Statement").

Executive Officers of the Registrant

Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of November 4, 2010 are set forth below:

Executive Officers	Age	Position(s)
Peter Gotcher	51	Executive Chairman of the Board of Directors
Kevin Yeaman	44	President and Chief Executive Officer
Mark Anderson	52	Executive Vice President, General Counsel and Secretary
Murray Demo	49	Executive Vice President and Chief Financial Officer
Ramzi Haidamus	46	Executive Vice President, Sales and Marketing
Michael Rockwell	43	Executive Vice President, Products and Technologies

Peter Gotcher has served as a director since 2003 and as Executive Chairman of the Board of Directors since March 2009. Mr. Gotcher is an independent investor. Mr. Gotcher was a venture partner with Redpoint Ventures, a private investment firm, from September 1999 to January 2003. Prior to joining Redpoint Ventures, Mr. Gotcher was a venture partner with Institutional Venture Partners, a private investment firm, from 1997 to September 1999. Prior to joining Institutional Venture Partners, Mr. Gotcher founded and served as the president, chief executive officer and chairman of the board of Digidesign from 1984 to 1995. Digidesign was acquired by Avid Technology, Inc., a media software company, in 1995 and Mr. Gotcher served as the general manager of Digidesign and executive vice president of Avid Technology from January 1995 to May 1996. Mr. Gotcher serves on the boards of directors of several private companies. Mr. Gotcher holds a B.A. degree in English literature from the University of California at Berkeley.

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

Murray Demo joined us as our Executive Vice President and Chief Financial Officer in May 2009. Prior to joining us, Mr. Demo served as Executive Vice President and Chief Financial Officer at LiveOps, Inc., an

on-demand contact center software and call center outsourcing company, from September 2007 to July 2008. Prior to that, from May 2007 to September 2007, Mr. Demo was Executive Vice President and Chief Financial Officer at Postini, Inc., an on-demand messaging and security compliance software company now part of Google Inc. Before Postini, Mr. Demo spent ten years with Adobe Systems Inc., from August 1996 to December 2006, where Mr. Demo’s last role was Executive Vice President and Chief Financial Officer. Mr. Demo sits on the board of directors of Citrix Systems, Inc. Mr. Demo holds a BA degree in business economics from the University of California, Santa Barbara and an MBA degree from Golden Gate University.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is incorporated by reference from the information in the 2011 Proxy Statement under the headings “Executive Compensation,” “Corporate Governance Matters” and “Executive Compensation—Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2011 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2011 Proxy Statement under the headings “Certain Relationships and Related Transactions and “Corporate Governance Matters”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information in the 2011 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2010

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

SIGNATURE	TITLE	DATE

/s/ PETER GOTCHER Peter Gotcher	Executive Chairman of the Board of Directors	November 18, 2010

s/ KEVIN J. YEAMAN Kevin J. Yeaman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 18, 2010

/s/ MURRAY J. DEMO Murray J. Demo	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	November 18, 2010

/s/ RAY DOLBY Ray Dolby	Founder and Director	November 18, 2010

/s/ NICHOLAS DONATIELLO, JR. Nicholas Donatiello, Jr.	Director	November 18, 2010

/s/ TED W. HALL Ted W. Hall	Director	November 18, 2010

/s/ N. W. JASPER, JR. N. W. Jasper, Jr.	Director	November 18, 2010

SIGNATURE	TITLE	DATE

/s/ SANFORD ROBERTSON Sanford Robertson	Director	November 18, 2010

/s/ ROGER SIBONI Roger Siboni	Director	November 18, 2010

/s/ AVADIS TEVANIAN, JR. Avadis Tevanian, Jr.	Director	November 18, 2010

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1*	Asset Contribution Agreement dated November 19, 2004, by and between the Registrant, Dolby Laboratories Licensing Corporation, Ray Dolby individually, Ray Dolby as Trustee for the Ray Dolby Trust under the Dolby Family Trust instrument dated May 7, 1999, and Ray and Dagmar Dolby Investments L.P.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005

3.2	Form of Amended and Restated Bylaws	Quarterly Report on Form 10-Q	April 30, 2009

4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006

10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.2*	2000 Stock Incentive Plan, as amended	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 3	January 31, 2005

10.3*	2005 Stock Plan, as amended and restated	Current Report on Form 8-K	February 11, 2008

10.4*	Employee Stock Purchase Plan (“ESPP”) as amended and restated	Quarterly Report on Form 10-Q	February 4, 2009

10.5*	2010 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	November 2, 2009

10.6*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.7*	Form of Stock Option Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 11, 2005

10.8*	Form of Stock Option Agreement under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.9*	Form of Stock Option Agreement - International under the 2005 Stock Plan	Quarterly Report on Form 10-Q	April 30, 2009

10.10*	Form of Subscription Agreement under the ESPP - U.S. Employees	Annual Report on Form 10-K	November 19, 2009

10.11*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees	Annual Report on Form 10-K	November 19, 2009

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.12*	Offer Letter dated October 23, 2003, by and between Mark S. Anderson and Dolby Laboratories, Inc., a California corporation	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.13*	At-Will Employment, Proprietary Rights, Non-Disclosure and No Conflicts-of-Interest Agreement, dated November 19, 2004, by and between Ray Dolby and Dolby Laboratories, Inc.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

10.14*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009

10.15*	Services Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Peter Gotcher	Quarterly Report on Form 10-Q	April 30, 2009

10.16*	Offer Letter dated April 21, 2009, by and between Murray J. Demo and Dolby Laboratories, Inc., a California corporation	Quarterly Report on Form 10-Q	July 30, 2009

10.17*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.18*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006

10.19*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.20*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.21*	Lease for 999 Brannan Street, San Francisco, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.22*	Lease for 175 South Hill Drive, Brisbane, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.23*	Lease for 3601 West Alameda Avenue, Burbank, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.24*	Lease for Wootton Bassett, England facility	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.25*	Lease for Interface Business Park, Bincknoll Lane, Wootton Bassett, Wiltshire

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.26*	License to Carry Out Works Relating to Premises at Interface Business Park, Bincknoll Lane, Wootton Basset, Wiltshire

10.27†	License Agreement effective January 1, 1992 by and between GTE Laboratories Incorporated and Dolby Laboratories Licensing Corporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

10.28	Amendment No. 2 to the License Agreement effective January 1, 1992 by and between GTE Laboratories Incorporated (now known as Verizon Corporate Services Corp.) and Dolby Laboratories Licensing Corporation	Quarterly Report on Form 10-Q	February 4, 2009

10.29*	Form of Restricted Stock Unit Agreement—U.S. under the 2005 Stock Plan	Current Report on Form 8-K	November 20, 2007

10.30*	Form of Restricted Stock Unit Agreement—U.K. under the 2005 Stock Plan	Quarterly Report on Form 10-Q	April 30, 2009

10.31*	Form of Restricted Stock Unit Agreement—Non-U.S. under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 3, 2010

21.1	List of significant subsidiaries of the Registrant	Annual Report on Form 10-K	November 21, 2008

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
101.INS‡	XBRL Instance Document

101.SCH‡	XBRL Taxonomy Extension Schema Document

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	XBRL Extension Definition

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted for portions of this exhibit.
‡	Furnished herewith.