Form 10-Q
period 2010-12-31
Dolby Laboratories, Inc.
filed 2011-02-09
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

On January 20, 2011 the registrant had 53,117,827 shares of Class A common stock, par value $0.001 per share, and 58,931,538 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 24, 2010	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$545,861	$433,638
Short-term investments	302,269	270,593
Accounts receivable, net	54,257	68,638
Inventories	28,338	27,799
Deferred taxes	102,758	97,914
Prepaid expenses and other current assets	26,930	25,475

Total current assets	1,060,413	924,057
Long-term investments	190,837	367,727
Property, plant and equipment, net	94,097	99,109
Intangible assets, net	67,019	67,340
Goodwill	264,580	266,236
Deferred taxes	19,948	20,593
Other non-current assets	14,878	15,069

Total assets	$1,711,772	$1,760,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,606	$11,183
Accrued liabilities	144,608	110,928
Income taxes payable	7,895	14,154
Deferred revenue	9,647	8,065

Total current liabilities	165,756	144,330
Long-term deferred revenue	12,775	13,523
Deferred taxes	11,547	559
Other non-current liabilities	27,015	29,867

Total liabilities	217,093	188,279

Stockholders’ equity:
Class A common stock	53	53
Class B common stock	59	59
Additional paid-in capital	329,902	320,245
Retained earnings	1,135,922	1,222,309
Accumulated other comprehensive income	7,801	8,032

Total stockholders’ equity – Dolby Laboratories, Inc.	1,473,737	1,550,698
Controlling interest	20,942	21,154

Total stockholders’ equity	1,494,679	1,571,852

Total liabilities and stockholders’ equity	$1,711,772	$1,760,131

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended
	December 25, 2009	December 31, 2010
	(unaudited)
Revenue:
Licensing	$165,775	$188,176
Products	47,657	46,027
Services	7,784	8,509

Total revenue	221,216	242,712

Cost of revenue:
Cost of licensing	4,026	3,961
Cost of products (1)	28,084	22,198
Cost of services (1)	3,683	2,980

Total cost of revenue	35,793	29,139

Gross margin	185,423	213,573

Operating expenses:
Research and development (1)	22,800	28,327
Sales and marketing (1)	30,384	38,217
General and administrative (1)	27,882	37,042
Restructuring charges, net	185	785

Total operating expenses	81,251	104,371

Operating income	104,172	109,202
Interest income	1,832	1,614
Interest expense	(85)	(283)
Other income, net	460	533

Income before provision for income taxes	106,379	111,066
Provision for income taxes	(36,886)	(24,301)

Net income including controlling interest	69,493	86,765
Less: net income attributable to controlling interest	(407)	(378)

Net income attributable to Dolby Laboratories, Inc.	$69,086	$86,387

Earnings per share attributable to Dolby Laboratories, Inc.:
Basic	$0.61	$0.77
Diluted	$0.59	$0.76
Weighted-average shares outstanding:
Basic	114,085	112,035
Diluted	116,138	113,713

Related party rent expense included in general and administrative expenses	$343	$343

(1) Stock-based compensation was classified as follows:
Cost of products	$78	$146
Cost of services	25	38
Research and development	1,196	2,323
Sales and marketing	1,732	2,996
General and administrative	2,678	5,757

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Quarter Ended
	December 25, 2009	December 31, 2010
	(unaudited)
Operating activities:
Net income including controlling interest	$69,493	$86,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,806	9,539
Stock-based compensation	5,327	10,984
Amortization of premium on investments	1,868	3,235
Excess tax benefit from exercise of stock options	(4,653)	(9,386)
Provision for doubtful accounts	(111)	333
Losses on Put Rights	1,299	-
Gains on auction rate certificates	(1,307)	-
Deferred income taxes	(5,629)	(6,640)
Cash distributions to controlling interest	(128)	-
Other non-cash items affecting net income	716	(476)
Changes in operating assets and liabilities:
Accounts receivable	(20,400)	(14,789)
Inventories	3,490	536
Prepaid expenses and other assets	6,927	(1,450)
Accounts payable and accrued liabilities	8,459	(27,539)
Income taxes, net	34,791	20,510
Deferred revenues	(9,496)	(843)
Other non-current liabilities	12	(127)

Net cash provided by operating activities	98,464	70,652

Investing activities:
Purchases of available-for-sale securities	(264,913)	(309,660)
Proceeds from sales of available-for-sale securities	134,784	159,825
Purchases of property, plant and equipment	(10,619)	(9,646)
Acquisitions, net of cash acquired	-	(3,350)
Purchases of intangible assets	(125)	-
Proceeds from sales of property, plant and equipment and assets held for sale	-	621

Net cash used in investing activities	(140,873)	(162,210)

Financing activities:
Repayment of long-term debt	(398)	-
Proceeds from issuance of Class A common stock (Employee Stock Purchase Plan)	1,921	2,536
Net proceeds from exercise of stock options	7,337	13,213
Repurchase of common stock	(15,661)	(45,966)
Excess tax benefit from exercise of stock options	4,653	9,386

Net cash used in financing activities	(2,148)	(20,831)

Effect of foreign exchange rate changes on cash	(883)	166

Net decrease in cash and cash equivalents	(45,440)	(112,223)
Cash and cash equivalents at beginning of period	451,678	545,861

Cash and cash equivalents at end of period	$406,238	$433,638

Supplemental disclosure:
Cash paid for income taxes	$7,701	$10,431
Cash paid for interest	95	204

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

Unaudited Interim Financial Statements

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), and with Securities and Exchange Commission (SEC) rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with U.S. GAAP to be condensed or omitted. In our opinion, these condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 24, 2010 and include all adjustments necessary for fair presentation. The accompanying condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 24, 2010, which are included in our Annual Report on Form 10-K filed with the SEC.

The results for the fiscal quarter ended December 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 30, 2011.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include estimated selling prices for elements sold in multiple-element revenue arrangements, valuation allowances for accounts receivable, carrying values of inventories and certain property, plant and equipment, products provided under operating leases, goodwill, intangible assets, stock-based compensation, fair values of investments, accrued expenses, including liabilities for unrecognized tax benefits, and deferred income tax assets. Actual results could differ from our estimates.

Fiscal Year

Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended December 25, 2009, and the 14 week period ended December 31, 2010. Our fiscal year ended September 24, 2010 (fiscal 2010) consisted of 52 weeks, while our fiscal year ending September 30, 2011 (fiscal 2011) consists of 53 weeks.

2.	Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010.

3.	Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 24, 2010 and December 31, 2010 consist of the following:

	September 24, 2010	December 31, 2010

	(in thousands)
Cash and cash equivalents:
Cash	$156,440	$195,437
Cash equivalents:
Money market funds	354,428	238,201
U.S. agency securities	10,000	-
Commercial paper	19,993	-
Municipal debt securities	5,000	-

Total cash and cash equivalents	545,861	433,638

Short-term investments:
Corporate bonds	3,788	22,244
Commercial paper	9,990	19,988
Municipal debt securities	188,123	195,894
U.S. agency securities	70,376	28,297
U.S. and foreign government bonds	29,992	4,170

Total short-term investments	302,269	270,593

Long-term investments:
Corporate bonds	25,870	51,372
Municipal debt securities	127,458	259,518
U.S. agency securities	27,522	49,419
U.S. government bonds	9,987	7,418

Total long-term investments	190,837	367,727

Total cash, cash equivalents and investments	$1,038,967	$1,071,958

Our investment portfolio, which is recorded as cash equivalents, short-term investments, and long-term investments, was as follows:

	September 24, 2010

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$29,983	$-	$-	$29,983
Corporate bonds	29,238	420	-	29,658
Money market funds	354,428	-	-	354,428
Municipal debt securities	318,825	1,781	(25)	320,581
U.S. agency securities	107,512	390	(4)	107,898
U.S. government bonds	39,949	30	-	39,979

Cash equivalents and investments	$879,935	$2,621	$(29)	$882,527

	December 31, 2010

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$19,987	$1	$-	$19,988
Corporate bonds	73,276	358	(18)	73,616
Money market funds	238,201	-	-	238,201
Municipal debt securities	454,875	1,032	(495)	455,412
U.S. agency securities	77,434	286	(4)	77,716
U.S. and foreign government bonds	11,580	8	-	11,588

Cash equivalents and investments	$875,353	$1,685	$(517)	$876,521

We have classified all of our investments listed in the tables above as available-for-sale securities recorded at fair market value on the condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income. When we sell securities, we reclassify amounts of gains and losses into earnings based on specific identification of the securities sold.

The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position:

			September 24, 2010

	Less than 12 months		12 months or greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in thousands)
Municipal debt securities	$62,494	$(25)	$-	$-	$62,494	$(25)
U.S. agency securities	30,112	(4)	-	-	30,112	(4)

Total	$92,606	$(29)	$-	$-	$92,606	$(29)

	December 31, 2010

	Less than 12 months		12 months or greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in thousands)
Corporate bonds	$11,367	$(18)	$-	$-	$11,367	$(18)
Municipal debt securities	180,031	(495)	-	-	180,031	(495)
U.S. agency securities	20,040	(4)	-	-	20,040	(4)

Total	$211,438	$(517)	$-	$-	$211,438	$(517)

The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of December 31, 2010, we owned 63 securities that were in an unrealized loss position. We do not intend to sell, nor do we believe we will need to sell, these securities before we recover the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at September 24, 2010 or December 31, 2010 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.

The following table summarizes the amortized cost and estimated fair value of short-term and long-term available-for-sale investments based on stated maturities as of December 31, 2010:

	December 31, 2010
	Amortized Cost	Fair Value

	(in thousands)
Due within 1 year	$269,639	$270,593
Due in 1 to 2 years	305,959	306,238
Due in 2 to 3 years	61,554	61,489

Total	$637,152	$638,320

Accounts Receivable

Accounts receivable consists of the following:

	September 24, 2010	December 31, 2010
	(in thousands)
Trade accounts receivable	$45,651	$55,950
Accounts receivable related to patent administration program	10,646	15,033

Accounts receivable, gross	56,297	70,983
Less: allowance for doubtful accounts	(2,040)	(2,345)

Accounts receivable, net	$54,257	$68,638

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 24, 2010	December 31, 2010
	(in thousands)
Raw materials	$10,314	$13,098
Work in process	3,109	1,552
Finished goods	14,915	13,149

Inventories	$28,338	$27,799

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 24, 2010	December 31, 2010
	(in thousands)
Prepaid assets	$16,191	$15,622
Other current assets	1,650	3,512
Income tax receivable	3,497	1,086
Assets held for sale	5,592	5,255

Prepaid expenses and other current assets	$26,930	$25,475

Assets held for sale represent digital cinema equipment that we leased to exhibitors beginning in fiscal 2005 in an effort to encourage the cinema industry to transition to digital cinema. In fiscal 2010, management committed to a plan to sell some of this leased equipment, which required us to classify these assets as held for sale as of September 24, 2010. We expect to sell these assets during fiscal 2011, and as such, we have classified the equipment within current assets in our condensed consolidated balance sheets as of September 24, 2010 and December 31, 2010. We believe that the current carrying value of these products is recoverable. Products under operating leases with a carrying value of approximately $1.2 million have not yet met the criteria to be classified as held for sale. As a result, these assets are classified as held for use and remain within property, plant and equipment.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

	September 24, 2010	December 31, 2010
	(in thousands)
Land	$12,835	$12,755
Buildings	27,029	26,598
Leasehold improvements	33,264	33,799
Machinery and equipment	16,080	17,257
Computer systems and software	43,611	51,817
Furniture and fixtures	9,440	10,030
Products provided under operating leases	1,209	1,209

	143,468	153,465
Less: accumulated depreciation	(49,371)	(54,356)

Property, plant and equipment, net	$94,097	$99,109

Depreciation expense for our property, plant and equipment is included in cost of products, cost of services, research and development expenses, sales and marketing expenses, and general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and Intangible Assets

The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 24, 2010	$264,580
Acquired goodwill	182
Translation adjustments	1,474

Balance at December 31, 2010	$266,236

Intangible assets consist of the following:

	September 24, 2010			December 31, 2010

	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:	(in thousands)
Acquired patents and technology	$ 61,767	$(24,986)	$ 36,781	$ 65,629	$(28,059)	$ 37,570
Customer relationships	30,790	(10,095)	20,695	31,199	(10,095)	21,104
Customer contracts	5,973	(4,483)	1,490	6,063	(4,483)	1,580
Other intangibles	20,307	(12,254)	8,053	20,308	(13,222)	7,086

Total	$ 118,837	$(51,818)	$ 67,019	$ 123,199	$(55,859)	$ 67,340

Amortization expense for our intangible assets is included in cost of licensing, cost of products, and sales and marketing expenses in the accompanying condensed consolidated statements of operations.

During the fiscal quarter ended December 31, 2010, we acquired a company for a total purchase price of $4.5 million. Based on an allocation of the purchase price, goodwill and intangible assets resulting from this acquisition amounted to approximately $0.2 million and $4.3 million, respectively. Of the total purchase price, $1.2 million was withheld by us to resolve certain contingent liabilities which may arise after the acquisition date. The acquired intangible asset is included within acquired patents and technology in the table above. The remaining fluctuation in the recorded cost of intangible assets from September 24, 2010 to December 31, 2010 was due to foreign currency translation.

As of December 31, 2010, we expect amortization expense in future periods to be as follows:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2011	$ 13,688
2012	13,556
2013	12,863
2014	10,715
2015	7,833
Thereafter	8,685

Total	$ 67,340

Accrued Liabilities

Accrued liabilities consist of the following:

	September 24, 2010	December 31, 2010

	(in thousands)
Accrued royalties	$4,140	$5,028
Amounts payable to joint licensing program partners	42,837	35,043
Accrued compensation and benefits	62,044	29,668
Accrued professional fees	8,078	7,682
Current portion of litigation settlement	2,890	2,927
Accrued customer refunds	4,120	7,342
Other accrued liabilities	20,499	23,238

Accrued liabilities	$144,608	$110,928

Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	September 24, 2010	December 31, 2010

	(in thousands)
Supplemental retirement plan obligations	$2,118	$2,051
Non-current tax liabilities	20,036	22,406
Other liabilities	4,861	5,410

Other non-current liabilities	$27,015	$29,867

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following:

	September 24, 2010	December 31, 2010

	(in thousands)
Accumulated foreign currency translation gains, net of tax of ($2,655) and ($3,067)	$6,195	7,302
Accumulated unrealized gains on available-for-sale securities, net of tax of ($986) and ($443)	1,606	730

Total accumulated other comprehensive income	$7,801	$8,032

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Dolby Laboratories, Inc.:

	Fiscal Quarter Ended
	December 25, 2009	December 31, 2010
	(in thousands, except per share amounts)
Numerator:

Net income attributable to Dolby Laboratories, Inc.	$69,086	$86,387

Denominator:

Weighted-average shares outstanding - basic	114,085	112,035
Potential common shares from options to purchase Class A and Class B common stock	1,882	1,388
Potential common shares from restricted stock units	171	290

Weighted-average shares outstanding – diluted	116,138	113,713

Net income per share attributable to Dolby Laboratories, Inc. - basic	$0.61	$0.77

Net income per share attributable to Dolby Laboratories, Inc. - diluted	$0.59	$0.76

Anti-dilutive options excluded from calculation	1,568	2,671
Anti-dilutive restricted stock units excluded from calculation	20	331

The increase in the number of anti-dilutive stock options and restricted stock units from first quarter of fiscal 2010 to the first quarter of fiscal 2011 is primarily due to the timing of grants. We made broad-based grants during the first quarter of fiscal 2011 due to a shift in timing of our annual performance and compensation review cycle. In prior years, we typically made broad-based grants during the second quarter of the fiscal year. See Footnote 5 Stock-Based Compensation for information on current quarter grants.

Withholding and Sales Tax

We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities. Withholding tax remittances were $7.6 million and $8.2 million in the fiscal periods ended December 25, 2009 and December 31, 2010, respectively. We account for sales tax on a net basis by excluding sales tax from our revenue.

Income Taxes

Our effective tax rate is based upon a projection of our annual fiscal year results. Our effective tax rate was 35% and 22% for the first quarter of fiscal 2010 and the first quarter of fiscal 2011, respectively. In the first quarter of fiscal 2011, we completed the restructuring of our international operations, which resulted in the release of a deferred tax liability of $11.0 million related to the amortization of an intangible asset from a prior year acquisition. We also made an election to indefinitely reinvest a portion of our undistributed earnings in a foreign subsidiary, which resulted in a reduction to the fiscal year 2011 tax rate.

Additionally, in the first quarter of fiscal 2011, a change in the tax law retroactively reinstated the federal research and development tax credits for a portion of fiscal 2010. As a result, we recognized an increase in federal research and development tax credits for fiscal 2010 in fiscal 2011, thereby further lowering our effective tax rate.

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

Level 1:	Quoted prices in active markets that are accessible by us at the measurement date for identical assets and liabilities.

Level 2:	Prices not directly accessible by us. Such prices may be based upon quoted prices in active markets or inputs not quoted on active markets but are corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities carried at fair value as of September 24, 2010 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:

Investments held in supplemental retirement plan (1)	$2,200	$-	$-	$2,200
Money market funds (2)	354,428	-	-	354,428
Commercial paper (2)	-	29,983	-	29,983
Corporate bonds (2)	-	29,658	-	29,658
Municipal debt securities (2)	-	320,581	-	320,581
U.S. agency securities (2)	-	107,898	-	107,898
U.S. government bonds (2)	-	39,979	-	39,979

Total	$356,628	$528,099	$-	$884,727

(1)     These assets are included within prepaid expenses and other current assets and other non-current assets.

(2)     These assets are included within cash and cash equivalents, short-term investments, and long-term investments.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:

Investments held in supplemental retirement plan (1)	$2,200	$-	$-	$2,200

Total	$2,200	$-	$-	$2,200

(1)     These liabilities are included within accrued liabilities and other non-current liabilities.

Financial assets and liabilities carried at fair value as of December 31, 2010 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:

Investments held in supplemental retirement plan (1)	$2,242	$-	$-	$2,242
Money market funds (2)	238,201	-	-	238,201
Commercial paper (2)	-	19,988	-	19,988
Corporate bonds (2)	-	73,616	-	73,616
Municipal debt securities (2)	-	455,412	-	455,412
U.S. agency securities (2)	-	77,716	-	77,716
U.S. and foreign government bonds (2)	-	11,588	-	11,588

Total	$240,443	$638,320	$-	$878,763

(1)     These assets are included within prepaid expenses and other current assets and other non-current assets.

(2)     These assets are included within cash and cash equivalents, short-term investments, and long-term investments.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:

Investments held in supplemental retirement plan (1)	$2,242	$-	$-	$2,242

Total	$2,242	$-	$-	$2,242

(1) These liabilities are included within accrued liabilities and other non-current liabilities.

We base the fair value of our Level 1 financial instruments on active quoted market prices for identical instruments. We obtain the fair value of our Level 2 financial instruments from professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. We did not own any Level 3 financial assets or liabilities as of September 24, 2010 or December 31, 2010.

5.	Stock-Based Compensation

We have adopted compensation plans that provide for grants of stock-based awards as a form of compensation to employees, officers, and directors. We have issued stock-based awards in the form of stock options, restricted stock units, stock appreciation rights, and shares issued under our employee stock purchase plan. Stock-based compensation expense for the fiscal quarters ended December 25, 2009 and December 31, 2010 was as follows:

	Fiscal Quarter Ended
	December 25, 2009	December 31, 2010
	(in thousands)
Stock-based compensation
Stock options	$3,734	$6,897
Restricted stock units	1,633	4,126
Employee stock purchase plan	146	182
Stock appreciation rights	196	55

Total stock-based compensation	$5,709	$11,260

During the fiscal quarters ended December 25, 2009 and December 31, 2010, grants of stock-based awards were as follows:

	Fiscal Quarter Ended
	December 25, 2009	December 31, 2010
Stock options granted	73,120	1,271,350
Weighted average exercise price of options granted	$42.73	$66.36
Restricted stock units granted	14,165	326,655
Weighted average grant price of restricted stock units granted	$42.72	$66.37

The increase in the number of stock options and restricted stock units granted in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 is primarily due to the timing of grants. We made broad-based grants during the first quarter of fiscal 2011 due to a shift in timing of our annual performance and compensation review cycle. In prior years, we typically made broad-based grants during the second quarter of the fiscal year.

6.	Restructuring

During the fiscal quarter ended June 25, 2010, we informed approximately 60 general and administrative employees of our plans to reorganize certain aspects of our global business infrastructure. As a result of this action, we offered severance benefits to the affected employees. The majority of these employees were required to render service through November 15, 2010 to receive these severance benefits. We are recognizing the total estimated severance and other associated costs of approximately $4.0 million for these employees on a ratable basis through termination dates for each employee, and have recorded $3.9 million of these total costs through December 31, 2010. These expenses are recognized in restructuring charges, net, in the condensed consolidated statements of operations. We expect to satisfy all restructuring related liabilities accrued as of the fiscal year ended September 24, 2010 in fiscal 2011.

Changes in our restructuring accruals, which are included within accrued liabilities on our condensed consolidated balance sheets, were as follows:

	Severance	Facilities and contract termination costs	Fixed assets impairment	Other associated costs	Total

	(in thousands)
Balance at September 24, 2010	$2,804	$-	$-	$230	$3,034
Restructuring charges	817	-	-	(32)	785
Cash payments	(2,803)	-	-	(107)	(2,910)
Non-cash charges	-	-	-	-	-

Balance at December 31, 2010	$818	$-	$-	$91	$909

7.	Legal Proceedings

We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights, commercial, employment and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse effect on our operating results or financial condition. However, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period. There has been no material change in the status of legal proceedings since our fiscal year ended September 24, 2010.

8.	Geographic Data

Revenue by geographic region is determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for products revenue, and the location where we perform our services for services revenue. Geographic data, including revenue and the concentration of revenue from individual geographic regions was as follows:

	Fiscal Quarter Ended
	December 25, 2009		December 31, 2010
	Revenue	Concentration	Revenue	Concentration

	(in thousands)		(in thousands)
United States	$65,215	30%	$74,863	31%
APAC	110,727	50%	126,070	52%
EMEA	42,571	19%	39,143	16%
Other	2,703	1%	2,636	1%

Total	$221,216	100%	$242,712	100%

In the first quarter of fiscal 2010, revenue from one customer was $19.5 million, or 9% of revenue. In the first quarter of fiscal 2011, the same customer accounted for $28.5 million, or 12%, of total revenue.

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	September 24, 2010	December 31, 2010

	(in thousands)
United States	$76,257	$78,587
International	17,840	20,522

Total long-lived tangible assets, net of accumulated depreciation	$94,097	$99,109

9.	Guarantees and Contingencies

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

In November 2009, we announced a stock repurchase program, whereby we may repurchase up to $250.0 million of our Class A common stock. In July 2010, our Board of Directors approved an additional $300.0 million for our stock repurchase program, for a total authorization of up to $550.0 million in share repurchases. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors including price, regulatory requirements, and other market conditions. We may limit, suspend, or terminate the stock repurchase program at any time without prior notice. This program does not have a specified expiration date. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock.

Stock repurchase activity under the stock repurchase program during the quarter ended December 31, 2010 is summarized as follows:

	Shares Repurchased	Cost (in thousands) (1)	Average Price Paid per Share (2)
Repurchase activity for the fiscal quarter ended December 31, 2010	732,665	$45,966	$62.72

Total	732,665	$45,966

(1) Cost of share repurchases includes the price paid per share and applicable commissions.

(2) Excludes commission costs.

11.	Comprehensive Income and Supplemental Equity Information

Comprehensive Income

The components of comprehensive income were as follows:

	Fiscal Quarter Ended
	December 25, 2009	December 31, 2010

	(in thousands)
Net income including controlling interest	$69,493	$86,765

Other comprehensive income:

Foreign currency translation adjustment, net of tax	(2,348)	1,107

Unrealized losses on available-for-sale securities, net of tax	(335)	(876)

Comprehensive income	66,810	86,996

Less: comprehensive income attributable to controlling interest	(407)	(378)

Comprehensive income attributable to Dolby Laboratories, Inc.	$66,403	$86,618

Supplemental Equity Information

The following tables present the consolidated statements of changes in stockholders’ equity attributable to Dolby Laboratories, Inc. and the controlling interest:

	Dolby Laboratories, Inc. (in thousands)
	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total

Balance at September 25, 2009	113,849	$113	$478,979	$852,475	$9,541	$1,341,108	$21,997	$1,363,105

Net income	-	-	-	69,086	-	69,086	407	69,493
Translation adjustments, net of taxes of $1,730	-	-	-	-	(2,348)	(2,348)	23	(2,325)
Unrealized losses on available-for-sale securities, net of taxes of $206	-	-	-	-	(335)	(335)	-	(335)

Distributions to controlling interest	-	-	-	-	-	-	(128)	(128)

Stock-based compensation expense	-	-	5,327	-	-	5,327	-	5,327

Repurchase of common stock	(345)	-	(15,661)	-	-	(15,661)	-	(15,661)
Tax benefit from the exercise of Class A and Class B stock options and vesting of restricted stock units	-	-	4,603	-	-	4,603	-	4,603
Class A common stock issued under employee stock plans, net of stock withheld for taxes	300	1	8,488	-	-	8,489	-	8,489

Exercise of Class B stock options	347	-	769	-	-	769	-	769

Balance at December 25, 2009	114,151	$114	$482,505	$921,561	$6,858	$1,411,038	$22,299	$1,433,337

	Dolby Laboratories, Inc. (in thousands)
	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total

Balance at September 24, 2010	112,084	112	329,902	1,135,922	7,801	$1,473,737	20,942	1,494,679

Net income	-	-	-	86,387	-	86,387	378	86,765
Translation adjustments, net of taxes of ($412)	-	-	-	-	1,107	1,107	(166)	941
Unrealized losses on available-for-sale securities, net of taxes of $543	-	-	-	-	(876)	(876)	-	(876)
Distributions to controlling interest	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	10,984	-	-	10,984	-	10,984
Capitalized stock-based compensation expense	-	-	141	-	-	141	-	141
Repurchase of common stock	(733)	(1)	(45,965)	-	-	(45,966)	-	(45,966)
Tax benefit from the exercise of Class A and Class B stock options and vesting of restricted stock units	-	-	9,435	-	-	9,435	-	9,435
Class A common stock issued under employee stock plans, net of stock withheld for taxes	467	1	15,068	-	-	15,069	-	15,069
Exercise of Class B stock options	315	-	680	-	-	680	-	680

Balance at December 31, 2010	112,133	$112	$320,245	$1,222,309	$8,032	$1,550,698	$21,154	$1,571,852

12.	Subsequent Event

On February 2, 2011, the Company’s stockholders voted on and approved an amendment and restatement of the Company’s 2005 Stock Plan, which made the following changes to the plan:

1)	Increased the maximum aggregate number of shares that may be issued under the plan from 12,000,000 to 21,000,000;

2)	Changed the ratio under the plan pursuant to which full value awards (including specifically any restricted stock, restricted stock unit, performance unit and performance share) granted on and after February 2, 2011 will count against the plan share reserve from 2:1 to 1.6:1; and

3)	Extended the term of the plan from November 2014 to November 2020.

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

Business Model

Dolby Laboratories is a global organization that generates revenue by licensing technologies to manufacturers of consumer electronics (CE) products and to software vendors, and by selling products and related services to entertainment content creators and to distributors. We work with the global entertainment industry in three principal ways:

•

First, we offer products and services to content creators, such as studios, broadcasters, and downloadable content service providers, to encode content using Dolby’s technologies. By encoding content with our technologies, content creators are able to deliver a rich and immersive audio experience for consumers.

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

We have licensed our technologies to CE manufacturers and to software vendors in 40 countries and our licensees distribute their products incorporating our technologies throughout the world. We sell our products and provide services in over 85 countries. In fiscal 2009, 2010, and the first quarter of fiscal 2011, revenue from outside of the U.S. was 65%, 66%, and 69% of our total revenue, respectively. Geographical data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the end location where we ship our products, while services revenue is based on the location where services are performed.

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

Opportunities, Challenges, and Risks

Our revenue increased 10% in the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010, and we are optimistic about the prospects for our business. However, our business could be affected by adverse changes in general economic conditions because our technologies are incorporated in entertainment-oriented products, which are generally discretionary goods, such as PCs, digital televisions, set-top boxes, DVD players and recorders, Blu-ray Disc players, video game consoles, audio/video receivers, mobile devices, in-car entertainment systems, home-theater-in-a-box systems, camcorders, and portable media devices. Deterioration or continued weakness in economic conditions could suppress consumer demand and harm our business in the markets in which we license our technologies and sell our products.

Licensing revenue constitutes the majority of our total revenue, representing 83%, 77%, and 78% of total revenue in fiscal 2009, fiscal 2010, and the first quarter of fiscal 2011, respectively. We categorize our licensing revenue into the following markets (items listed in each market incorporate our technologies):

•	PC market: primarily comprised of software DVD players and Microsoft Windows operating systems

•	Broadcast market: primarily comprised of televisions and set-top boxes

•	CE market: primarily comprised of DVD players and recorders, Blu-ray Disc players, audio/video receivers, and home-theater-in-a-box systems

•	Other markets:

•	Gaming—primarily comprised of video game consoles

•	Mobile—primarily comprised of cell phones and other mobile devices

•	Licensing services—revenue from the administration of joint licensing programs

•	Automotive—primarily comprised of in-car DVD players.

Our PC market represented approximately 35%, 36%, and 31% of our licensing revenue in fiscal 2009, fiscal 2010 and the first quarter of fiscal 2011, respectively. Revenue from our PC market is dependent on several factors, including underlying PC unit shipment growth as well as the mix of these PC units containing our technologies. In the first quarter of fiscal 2011, revenue from our PC market was driven primarily by the inclusion of our technologies in media applications or operating systems often included in these PC shipments. These media applications and operating systems include DVD playback and/or DVD authoring functionality that use our technologies. Our PC market also includes revenue from our PC Entertainment Experience (PCEE) program, a suite of technologies that enhances the audio quality of media on entertainment-oriented PCs.

Consumers, particularly those in emerging markets, are increasingly purchasing low-cost PCs and netbooks, while a number of consumers in the U.S. and Europe are purchasing tablets. Both of these trends could continue in the future. Currently, these devices do not include operating systems or media applications with our technologies. However, we believe that over time we can extend our technologies to these devices in order to improve the user entertainment experience.

Windows 7, Microsoft’s newest operating system, incorporates Dolby technologies, including Dolby Digital Plus, in four of the six available editions: Home Premium, Ultimate, Professional, and Enterprise. Prior to the release of Windows 7, our technologies were only included in premium consumer editions of Microsoft’s Vista operating system, the Windows Vista Home Premium Edition and the Windows Vista Ultimate Edition. Almost half of the world’s PC shipments are to the business market. The inclusion of our technologies in the Professional and Enterprise editions of Windows 7, which are typically purchased by the business market, increases the potential for us to receive royalties on a greater percentage of PC shipments.

Revenue risks associated with the Windows 7 opportunity include the following:

•

The inclusion of our technologies in Windows 7 Professional and Enterprise editions could result in our technologies residing in a greater percentage of PCs, though the benefit from this potential significant increase in reported units will be partially offset by substantial discounts, thereby reducing the average per unit royalty we would receive from Microsoft over time.

•	PC manufacturers have excluded, and others may exclude in the future, third-party DVD software applications from their offerings.

•	Business customers may take several years to upgrade to Windows 7 given the longer adoption cycles associated with enterprise customers.

Our broadcast market, driven by demand for our technologies in televisions and set-top boxes, represented approximately 25%, 27%, and 28% of our licensing revenue in fiscal 2009, fiscal 2010, and the first quarter of fiscal 2011, respectively. We view the broadcast market as an area for continued growth, primarily driven by broadcast markets outside of the U.S. We also view broadcast services, such as terrestrial broadcast or IPTV services, which operate under particular bandwidth constraints, as another area of opportunity for us to offer Dolby Digital Plus, HE AAC, and Dolby Pulse, which enable the delivery of high-quality audio content at reduced bit rates, thereby conserving bandwidth. Notwithstanding our success in the broadcast market to date, we may not be able to capitalize on these opportunities and actual results may differ from our expectations.

Our CE market, driven primarily by revenue attributable to sales of DVD players and recorders and Blu-ray Disc players, represented approximately 25%, 22%, and 25% of licensing revenue in fiscal 2009, fiscal 2010, and the first quarter of fiscal 2011, respectively. Blu-ray Disc continues to represent a revenue growth opportunity within our CE market, as Blu-ray Disc players are required to support Dolby Digital for primary audio content and Dolby Digital Plus for secondary audio content, and Dolby TrueHD is an optional audio standard. However, there is a risk that revenue growth from Blu-ray Disc players may not offset future declines in revenue from DVD players.

Revenue generated from our other markets was driven by gaming, mobile, licensing services, and automotive. Gaming and automotive revenue was primarily driven by sales of video game consoles, portable gaming devices, and in-car entertainment systems with Dolby Digital, ATRAC, Dolby TrueHD, and Dolby Digital Plus technologies. Mobile revenue was primarily driven by demand for the AAC, HE AAC, and Dolby Pulse audio compression technologies incorporated into mobile devices and Dolby Mobile, our suite of post processing technologies optimized for mobile devices. We view the mobile market as an area of opportunity to increase revenue, however actual results may differ from our expectations. Revenue from licensing services was primarily driven by demand for standards-based audio compression technologies used in broadcast, PCs, CE and mobile devices.

We have introduced Dolby Axon, a new technology for our gaming market. Dolby Axon is a voice technology that delivers surround sound and enables online gamers to perceive the spatial location of other players, thus making the online gaming experience real and immersive. We do not anticipate generating significant revenue from this technology in fiscal 2011.

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

Products revenue consists primarily of sales of equipment to cinema operators and broadcasters representing 13%, 20%, and 19% of our total revenue in fiscal 2009, fiscal 2010, and the first quarter of fiscal 2011, respectively.

Our cinema products represented approximately 82% of total products revenue in fiscal 2009, and 90% of total products revenue in fiscal 2010 and the first quarter of fiscal 2011.

There is a trend in the cinema industry to transition to digital cinema. Digital cinema offers motion picture studios a possible means to achieve cost savings in printing and distributing movies, to combat piracy, and to enable repeated movie playback without degradation in image and audio quality. We offer our Dolby Digital Cinema screen server and central library server, which allow for the storage and playback of digital content. We expect most exhibitors, which are either constructing new theaters or upgrading existing theaters, to choose digital cinema products over traditional film cinema products. Digital cinema specifications are based on open standards, which, unlike traditional cinema standards, do not include our proprietary audio technologies. Furthermore, we are facing more pricing and other competitive pressures in the digital cinema products market than we have experienced with our traditional cinema products.

Our digital 3D products provide 3D image capabilities when combined with a digital cinema projector and server. We believe the success of recent 3D cinema releases is leading to the creation and distribution of more 3D cinema content. We expect an increase in these releases to further drive the transition to 3D enabled screens. We have shipped over 7,200 3D cinema units to equip screens around the world. We view the transition to 3D enabled screens as a growth opportunity; however, actual results may differ from our expectations.

Several competitors have introduced digital cinema products that support the presentation of movies with higher resolution “4K” digital cinema projectors. Certain major exhibitors have begun installing 4K digital cinema equipment into their theaters. In the future, other exhibitors may feel that they need to outfit some or all of their theaters with 4K digital cinema equipment to compete in the same markets where competitors are promoting 4K products. Dolby currently does not offer a 4K digital cinema solution. We are developing a 4K digital cinema solution and if we encounter delays or cancel the development of the solution, our future prospects in digital cinema may be limited and our business could be adversely affected.

Our traditional cinema products are primarily used to read and decode a film’s soundtrack, to calibrate cinema sound systems, and to adapt analog cinema audio systems to digital audio formats. As the cinema industry invested more in digital cinema, revenue from our traditional cinema products has declined as a percentage of total cinema products revenue. We expect this decline to continue.

Our broadcast products represented approximately 13% of products revenue in fiscal 2009 and 9% of products revenue in fiscal 2010 and the first quarter of fiscal 2011. Our broadcast products are used to encode, transmit, and decode multiple channels of high-quality audio content for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming.

In the first quarter of fiscal 2011, we began selling our Professional Reference Monitor product, which is a flat-panel video reference display for video professionals. Professionals use the monitor for color critical tasks, such as calibrating color accuracy to professional reference standards. Our Professional Reference Monitor uses our dynamic range imaging technologies, which enable enhanced contrast, extended brightness and dynamic range, along with reduced power consumption in LED backlit LCD televisions.

Our services revenue, which represented approximately 4%, 3%, and 3% of total revenue in fiscal 2009, fiscal 2010, and the first quarter of fiscal 2011, respectively, is primarily tied to the cinema industry and, in particular, to the number of movies being made by studios and independent filmmakers. Several factors influence the number of movies produced in a given fiscal period, including strikes and work stoppages within the cinema industry as well as tax incentive arrangements that many governments provide filmmakers to promote local filmmaking.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, and pursuant to Securities and Exchange Commission (SEC) rules and regulations. U.S. GAAP and SEC rules and regulations require us to use accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements, and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy and estimate to be critical if it is both important to a company’s financial condition and/or results of operations and if it requires significant judgment on the part of management in its application. On a regular basis, we evaluate our assumptions, judgment, and estimates. We have discussed the selection and development of the critical accounting policies and estimates with the audit committee of our board of directors. There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from these estimates.

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

Revenue Recognition

We enter into revenue arrangements with our customers to license technologies, trademarks, and know-how and to sell products and services. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is probable. Judgment is required to assess whether collectibility is probable. We determine collectibility based on an evaluation of our customer’s recent payment history, the existence of a standby letter of credit between the customer’s financial institution and our financial institution, and other factors. Some of our revenue arrangements include multiple elements, such as hardware, software, maintenance, and other services.

Revenue recognition for transactions which involve software, such as fees we earn from integrated software vendors, requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor specific objective evidence (VSOE) of fair value exists for those elements. For some of our multiple element (ME) arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial software. These elements may include support and maintenance. The fair value of these elements is recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the software. If we do not have VSOE of fair value for any undelivered element included in these ME arrangements for software, we defer revenue until all elements are delivered and/or services have been performed, or until we have VSOE of fair value for all remaining undelivered elements. If the undelivered element is support and we do not have fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period.

For ME arrangements involving tangible products, we allocate consideration to each element based on its relative selling price, which we establish using a selling price hierarchy. We determine the selling price of each element based on its VSOE, if available, third-party evidence (TPE), if VSOE is not available, or estimated selling price (ESP), if neither VSOE nor TPE is available. We have established VSOE for a majority of the undelivered elements in our ME arrangements. For these arrangements, the VSOE and the ESP values are essentially the same. For arrangements where VSOE does not exist, we use ESP.

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

If the unit separation criteria are met, we account for each element within a ME arrangement separately and we allocate the arrangement fees based on the relative selling price of each element. For some arrangements, customers receive certain elements over a period after delivery of the initial product. These elements may include support and maintenance and/or the right to receive upgrades. Revenue allocated to the undelivered element is recognized over either its estimated service period or when the upgrade is delivered. We do not recognize revenue that is contingent upon the future delivery of products or services or upon future performance obligations. We recognize revenue for delivered elements only when we have completed all contractual obligations.

We account for the majority of our digital cinema server sales as ME arrangements that have two separate units, or elements, of accounting. The first element consists of our digital cinema server hardware and the accompanying software, which is essential to the functionality of the hardware. This element is typically delivered at the time of sale. The second element is the right to receive support and maintenance, which is included with the purchase of the hardware element and is typically delivered over a service period subsequent to the initial sale. The application of revenue accounting standards to our digital cinema server sales typically results in the allocation of a substantial majority of the arrangement fees to the delivered hardware element based on its ESP, which we recognize as revenue at the time of sale. A small portion of the arrangement fees are allocated to the undelivered support and maintenance element, based on its VSOE or ESP, and is recognized as revenue ratably over the estimated service period, which is typically three years.

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

We use the income approach to determine the fair value of our reporting units, which is based on the present value of estimated future cash flows for each reporting unit. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. During our last annual goodwill impairment test, we had two reporting units—Via, which has no assigned goodwill, and Dolby Entertainment Technology (DET), with goodwill of $258.9 million. The cash flow model was based on our best estimate of future revenue and operating costs. We estimated our future revenue by applying growth rates, consistent with those used in our internal forecasts, to our current revenue forecasts. The revenue and cost estimates were based on several sources including our historical information, third-party industry data, and review of our internal operations. The cash flow forecasts were adjusted by a discount rate of approximately 13% based on our weighted average cost of capital derived by using the capital asset pricing model. The primary components of this model include weighting our total asset structure between our equity and debt, the risk-free rate of return on U.S. Treasury bonds, market risk premium based on a range of historical returns and forward-looking estimates, and the beta of our common stock. Our model utilized an effective tax rate of approximately 35%. We do not believe that there have been significant changes since our last annual goodwill test which would indicate that goodwill is at risk for impairment as of December 31, 2010.

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

Stock-Based Compensation

We determine the expense for all employee stock-based compensation awards by estimating their fair value and by recognizing that value as an expense, on a ratable basis, in the condensed consolidated financial statements over the requisite service period in which our employees earn the awards. We utilize the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of the grant. To determine the fair value of a stock-based award using the Black-Scholes option pricing model, we make assumptions regarding the expected term of the award, the expected future volatility of our stock price over the expected term of the award, and the risk-free interest rate over the expected term of the award. We estimate the expected term of our stock-based awards by evaluating historical exercise patterns of our employees. We utilize a blend of the historical volatility of our common stock and the implied volatility of our traded options as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. We reduce the stock-based compensation expense for estimated forfeitures based on our historical experience. We are required to estimate forfeitures at the time of the grant and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimate.

Results of Operations

Revenue

	Fiscal Quarter Ended		Change
	December 25, 2009	December 31, 2010	$	%
	($ in thousands)
Licensing	$165,775	$188,176	$22,401	14%
Percentage of total revenue	75%	78%
Products	47,657	46,027	(1,630)	-3%
Percentage of total revenue	21%	19%
Services	7,784	8,509	725	9%
Percentage of total revenue	4%	3%

Total revenue	$221,216	$242,712	$21,496	10%

Licensing. The 14% increase in licensing revenue from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 was primarily driven by an increase in revenue from our CE, broadcast, and PC markets, and to a lesser extent, by increases in revenue from our other markets. The increase in revenue from our CE market was primarily driven by an increase in revenue from Blu-ray Disc players incorporating our technologies. The increase in revenue from our broadcast market was primarily attributable to an increase in the number of digital televisions that incorporate our technologies sold in Europe and the Asian Pacific region and shipments of Digital Transport Adapters in the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010. These increases were partially offset by decreases in revenue attributable to set-top boxes and National Telecommunications and Information Administration converter boxes in the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010. The increase in revenue from our PC market was primarily driven by a greater number of computers sold containing Windows operating systems that incorporate our technologies in the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010. These increases were partially offset by decreases in the number of notebook computer shipments with Dolby PC Entertainment Experience and decreases in the number of third party DVD software shipments containing Dolby technologies. The increase in revenue from our other markets was primarily due to an increase in our automotive, gaming and licensing administration markets. The increase in our automotive market was driven by sales of in-car entertainment systems that incorporate our technologies, while the increase in our gaming market was driven by sales of video game consoles.

Products. Products revenue decreased 3% from the first quarter of fiscal 2010 to the first quarter of fiscal 2011. In the first quarter of fiscal 2010, revenue included recognition of $14.0 million of deferred revenue related to sales prior to the beginning of fiscal 2010, which continued to be accounted for under previous revenue accounting standards, as well as $33.7 million of current period sales accounted for under the new accounting standards. In the first quarter of fiscal 2011, substantially all products revenue resulted from current period sales accounted for under the new accounting standards.

The decrease was partially offset by an increase in digital cinema video products, 3D units and digital cinema audio products sold in the first quarter of fiscal 2011.

Services. The 9% increase in services revenue from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 was primarily attributable to increases in virtual print fees, which are generated from certain leased digital cinema assets, and other services revenue. These increases are partially offset by decreases in revenue from mastering services on digital and traditional films.

Gross Margin

	Fiscal Quarter Ended
	December 25, 2009	December 31, 2010
	($ in thousands)
Cost of licensing	$4,026	$3,961
Licensing gross margin percentage	98%	98%
Cost of products	28,084	22,198
Products gross margin percentage	41%	52%
Cost of services	3,683	2,980
Services gross margin percentage	53%	65%

Total gross margin percentage	84%	88%

Licensing Gross Margin. We license intellectual property to our customers that may be internally developed, acquired by us, or licensed from third parties. Our cost of licensing consists principally of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Our cost of licensing also includes third-party royalty obligations paid to license intellectual property that we then sublicense to our customers. Licensing gross margin was essentially unchanged from the first quarter of fiscal 2010 to the first quarter of fiscal 2011.

Products Gross Margin. Cost of products primarily consists of the cost of materials related to the products sold, applied labor, manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Our cost of products also includes third-party royalty obligations paid to license intellectual property that we then include in our products. Products gross margin increased 11 points in the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010. This increase is primarily due to the recognition in the first quarter of fiscal 2010 of $14.0 million of deferred revenue and associated costs related to digital cinema and 3D product sales prior to the beginning of fiscal 2010, which had lower margins than our traditional cinema and broadcast products and our current digital cinema and 3D products. Manufacturing efficiencies also have helped us to improve margins on digital cinema and 3D products from the first quarter of fiscal 2010 to the first quarter of 2011.

Services Gross Margin. Cost of services primarily consists of payroll and benefits costs for employees performing our professional services, the cost of outside consultants, and reimbursable expenses incurred on behalf of customers. Services gross margin increased 12 points in the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010 due to a higher percentage of virtual print fees, which have a higher gross margin due to lower associated costs, in the first quarter of fiscal 2011. While we continue to recognize revenue related to virtual print fee assets, the majority of these assets were classified as held for sale, and accordingly, depreciation was not recorded for these assets in the first quarter of fiscal 2011.

Operating Expenses

	Fiscal Quarter Ended		Change
	December 25, 2009	December 31, 2010	$	%
	($ in thousands)
Research and development	$22,800	$28,327	$5,527	24%
Percentage of total revenue	10%	12%
Sales and marketing	30,384	38,217	7,833	26%
Percentage of total revenue	14%	16%
General and administrative	27,882	37,042	9,160	33%
Percentage of total revenue	13%	15%
Restructuring charges, net	185	785	600	324%
Percentage of total revenue	n/a	n/a

	$81,251	$104,371	$23,120	28%

The fiscal periods presented herein include the 13 week period ended December 25, 2009, and the 14 week period ended December 31, 2010. This additional week in the first quarter of fiscal 2011 resulted in additional expenses, primarily related to personnel costs.

Research and Development. Research and development expenses consist primarily of personnel and personnel-related costs, facility costs, consulting and temporary help, and depreciation of property, plant and equipment. The 24% increase in research and development expenses from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 was primarily driven by increases in personnel costs due to increased headcount, stock-based compensation expense, and depreciation of property, plant and equipment, partially offset by decreases in prototype expenses related to the development of new products.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel-related expenses, consulting and temporary help expense, travel-related expenses for our sales and marketing functions, facility costs, advertising and promotion expenses and depreciation and amortization expense. Sales and marketing expenses increased 26% from the first quarter of fiscal 2010 to the first quarter of fiscal 2011, primarily driven by increases in personnel costs due to increased headcount, consulting and temporary help expense, stock-based compensation expense and travel-related expenses.

General and Administrative. General and administrative expenses consist primarily of personnel and personnel-related expenses, consulting and temporary help, professional fees, and depreciation of property, plant and equipment. The 33% increase in general and administrative expenses from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 was primarily due to increases in consulting and temporary help expense and stock-based compensation expense.

Restructuring Charges, net. Restructuring charges for the fiscal quarter ended December 31, 2010 include severance charges attributable to the reorganization of our global business infrastructure. See Note 6 “Restructuring” for additional details.

Other Income, Net

	Fiscal Quarter Ended		Change
	December 25, 2009	December 31, 2010	$	%

	($ in thousands)
Interest income	$1,832	$1,614	$(218)	(12%)
Interest expense	(85)	(283)	(198)	233%
Other income, net	460	533	73	16%

Total other income, net	$2,207	$1,864	$(343)	(16%)

Other income, net, primarily consists of interest income earned on cash, cash equivalents, and investments, as well as net gains/losses from foreign currency transactions.

Income Taxes

	Fiscal Quarter Ended
	December 25, 2009	December 31, 2010

	($ in thousands)
Provision for income taxes	$36,886	$24,301
Effective tax rate	35%	22%

Our effective tax rate is based upon a projection of our annual fiscal year results. Our effective tax rate was 35% and 22% for the first quarter of fiscal 2010 and the first quarter of fiscal 2011, respectively. In the first quarter of fiscal 2011, we completed the restructuring of our international operations, which resulted in the release of a deferred tax liability of $11.0 million related to the amortization of an intangible asset from a prior year acquisition. We also made an election to indefinitely reinvest a portion of our undistributed earnings in a foreign subsidiary, which resulted in a reduction to the fiscal year 2011 tax rate. This election may result in additional decreases to the effective tax rate in future years, but the decreases, if any, cannot yet be determined.

Additionally, in the first quarter of fiscal 2011, a change in the tax law retroactively reinstated the federal research and development tax credits for a portion of fiscal 2010. As a result, we recognized an increase in federal research and development tax credits for fiscal 2010 in fiscal 2011, thereby further lowering our effective tax rate.

Liquidity, Capital Resources, and Financial Condition

	September 24, 2010	December 31, 2010
	(in thousands)
Cash and cash equivalents	$545,861	$433,638
Short-term investments	302,269	270,593
Long-term investments	190,837	367,727
Accounts receivable, net	54,257	68,638
Accounts payable and accrued liabilities	148,214	122,111
Working capital(a)	894,657	779,727

	December 25, 2009	December 31, 2010
Net cash provided by operating activities	98,464	70,652
Capital expenditures (b)	(10,619)	(9,646)
Net cash used in investing activities	(140,873)	(162,210)
Net cash used in financing activities	(2,148)	(20,831)

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

Cash provided by operating activities was $70.7 million for the first fiscal quarter of 2011, primarily driven by net income attributable to Dolby Laboratories, Inc. of $86.4 million. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. Adjustments for non-cash items included stock-based compensation expense of $11.0 million, depreciation and amortization expense of $9.5 million, offset by the deferred taxes of $6.6 million. Changes in working capital were primarily driven by increases in assets of $15.7 million, an increase in accounts payable and accrued liabilities of $27.5 million, and a decrease in income taxes, net, of $20.5 million.

Cash used in investing activities was $162.2 million for the first quarter of fiscal 2011, primarily driven by net purchases of available-for-sale securities of $149.8 million. Capital expenditures were $9.6 million for the first quarter of fiscal 2011.

Cash used in financing activities was $20.8 million in the first quarter of fiscal 2011, compared to $2.1 million in the first quarter of fiscal 2010. Cash outflows from financing activities were primarily driven by our stock repurchase program of $46.0 million, compared to $15.7 million in the first quarter of fiscal 2010. These outflows were offset in the first quarter of fiscal 2011 by the exercise of employee stock options of $13.2 million, excess tax benefit from the exercise of stock options of $9.4 million, and proceeds from the issuance of stock under our employee stock purchase plan of $2.5 million.

Off-Balance-Sheet and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended September 24, 2010. See our Annual Report on Form 10-K for the fiscal year ended September 24, 2010 for additional information regarding our contractual obligations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments.

As of December 31, 2010, we had cash and cash equivalents of $433.6 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $638.3 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper and U.S. agency securities. These investments are subject to fluctuations in interest rates, which could impact our results. At December 31, 2010 the weighted-average effective maturity of our investment portfolio was less than one year. Based on our investment portfolio balance as of December 31, 2010, a hypothetical change in interest rates of 1% would have approximately a $6.6 million impact, and a change of 0.5% would have approximately a $3.3 million impact on the carrying value of our portfolio.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

Foreign Currency Exchange Risk

We maintain sales, marketing, and business operations in foreign countries, most significantly in the United Kingdom. We also conduct a growing portion of our business outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar (primarily British Pounds). As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. Most of our revenue from international markets is denominated in U.S. dollars, while the operating expenses of our international subsidiaries are predominantly denominated in local currency. Therefore, if the U.S. dollar weakens against the local currency, we would have increased operating expenses, which would only be partially offset by net revenue. Conversely, if the U.S. dollar strengthens against the local currency, operating expenses will decrease, which would only be partially offset by net revenue. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our condensed consolidated statement of operations. Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on the sale by our licensees of products that incorporate our technologies and any reduction in those sales would adversely affect our licensing revenue.

Licensing revenue constitutes the majority of our total revenue, representing 83%, 77%, and 78% in fiscal 2009, 2010, and the first quarter of fiscal 2011, respectively. We do not manufacture CE products ourselves and we depend on sales by our licensees of products that incorporate our technologies for our licensing revenue. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. We also face the risk that our licensees retain product channel inventory levels that exceed future anticipated sales. If such sales do not occur in the time frame anticipated by our licensees for any reason, these licensees may substantially decrease the amount of products they sell and, consequently, technologies they license from us in subsequent periods.

In addition, our license agreements, which typically require CE manufacturers and software vendors to pay us a specified royalty for every electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, our revenue will decline if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties.

Moreover, we currently have a widespread presence in the CE product market, which includes DVD players and recorders, audio/video receivers, and other home theater CE products. As a result of this widespread market presence, there is little room for us to further penetrate such markets. Changes in consumer tastes or trends, rapidly evolving technology, competing products, changes in industry standards or adverse changes in business and economic conditions, among other things, may result in lower sales of products incorporating our technologies which would adversely affect our licensing revenue.

To the extent that sales of PCs with Dolby technologies decline, our licensing revenue will be adversely affected.

Our PC market revenue depends on several factors, including underlying PC unit shipment growth and the mix of these PC units containing our technologies. PC market revenue is driven primarily by the inclusion of our technologies in media applications or operating systems (select editions of Windows 7 and Vista) often included in these PC shipments. These media applications and operating systems include DVD playback that use our technologies.

Often, PCs shipments will include both an operating system and a media application, each with DVD playback capabilities that include our technologies. Due in part to Windows 7 DVD playback enhancements and pricing pressure, a number of PC manufacturers have excluded, and we expect others in the future will exclude, DVD playback media applications on PCs that include Windows 7. Additionally, the pace of migration by consumer and business customers from their current operating systems to the Windows 7 operating system is uncertain. There is also uncertainty about the adoption rate of the Windows 7 editions that contain Dolby technologies.

If PC unit shipments decline or do not grow, or if the mix of these PC units containing our technologies decreases, our licensing revenue will be adversely affected.

General economic conditions may reduce our revenue and harm our business.

We continue to be cautious regarding future general economic conditions and their potential for suppressed consumer demand in the markets in which we license our technologies and sell our products. Our business could be affected by adverse changes in general economic conditions because our technologies are incorporated in entertainment-oriented products, which are generally discretionary goods, such as PCs, digital televisions, set-top boxes, DVD players and recorders, Blu-ray Disc players, video game consoles, audio/video receivers, mobile devices, in-car entertainment systems, home-theater-in-a-box systems, camcorders, and portable media devices. The global economic environment has adversely affected consumer confidence, disposable income, and spending. While we cannot predict future macroeconomic conditions, these conditions may persist or worsen.

Furthermore, continued weakness in economic conditions may result in a greater likelihood that more of our licensees and customers will become delinquent on their obligations to us or be unable to pay, which in turn, could result in a higher level of write-offs. Moreover, such economic conditions may result in increased underreporting and non-reporting of royalty bearing revenue by our licensees as well as increased unauthorized use of our technologies, all of which would adversely affect our earnings.

Our future success depends upon the growth of new and existing markets for our technologies and our ability to develop and adapt our technologies for those markets.

The future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new and existing markets for our technologies. For example, growth of our broadcast revenue is dependent upon continued global growth of digital television broadcasting and the adoption of our technologies into emerging digital broadcast standards. In addition, our PC revenue is dependent upon the growth of the PC market and the continued adoption of our technologies into PC operating systems as well as the adoption of our technologies into emerging types of devices such as tablets.

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

The failure of new and existing markets for our technologies to develop or the lack of growth of consumer demand for products that contain our technologies could materially adversely affect our business and prospects.

If we do not develop and deliver innovative technologies in response to industry and technology changes, our business could decline.

Our future success depends to a great extent on our ability to develop and deliver innovative technologies in a timely manner that are widely adopted in response to changes in the entertainment industry and that are compatible with the technologies or products introduced by other entertainment industry participants. The rapid change and technological evolution that characterize the markets for our products and the markets for CE products using our licensed technologies can render our technologies and products obsolete or unmarketable.

We will need to expend considerable resources on research and development, or acquisitions, in the future in order to design and deliver innovative entertainment products and technologies. Despite our efforts, we may be unable to develop, or acquire, and effectively market new products, technologies and services in a timely manner that competitively addresses the needs of the changing marketplace. For example, we cannot ensure that Dolby Axon or Dolby Volume, will address the needs of the marketplace, be effectively marketed or be successful technologies.

In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. For example, while we view the continued advancements in online and mobile media content delivery as an area of opportunity, if we are not able to competitively address the needs of the changing online and mobile markets our ability to generate revenue from those markets would be limited, while our revenue from DVD and Blu-ray Disc players could decline. At times such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere.

Sales of DVD players have declined significantly and we expect them to decline further, which may result in a decline in our licensing revenue that may not be offset by revenue from Blu-ray Disc players.

In the past, growth in our revenue had been the result, in large part, of the rapid growth in sales of DVD players incorporating our technologies. However, as the markets for DVD players have matured, sales of DVD players generally have declined and we expect future sales of DVD players generally to continue to decline. While revenue from Blu-ray Disc players have recently offset DVD player revenue declines, future revenue from Blu-ray Disc players may not offset future declines in revenue from standard definition DVD players which would adversely affect our operating results.

To the extent that sales of DVD players continue to decline or alternative technologies in which we do not participate replace DVDs or Blu-ray Disc as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

A shift in consumer content consumption from DVD and Blu-ray Disc to online media content consumption through connected televisions and set-top boxes could result in declines in revenue from DVD and Blu-ray Disc players. Such declines would adversely affect our licensing revenue. In addition, if new technologies or distribution channels are developed that compete with or replace DVD and Blu-ray Disc players as dominant media for consumer video entertainment, we may not be able to develop complementary technologies for and generate revenue from those new technologies or distribution channels. Furthermore, new technologies or distribution channels may be less profitable for us than DVD and Blu-ray Disc players. Any of the foregoing could adversely affect our business and operating results.

Our operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees and of the satisfaction of our revenue recognition criteria.

Our quarterly operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees and of the satisfaction of our revenue recognition criteria. We recognize license revenue only after we receive royalty reports from our licensees regarding the shipment of their products that incorporate our technologies and after all other revenue recognition criteria are met. As a result, the timing of our licensing revenue depends upon the timing of our receipt of those reports, and when we cannot determine the creditworthiness of our customers, the receipt of cash.

In addition, it is common for royalty reports to include positive or negative corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have recognized an unusually large amount of licensing revenue from a licensee in a given quarter because not all of our revenue recognition criteria were met in prior periods. This can result in the recognition of a large amount of licensing revenue from a licensee in a given quarter that is not necessarily indicative of the amounts of licensing revenue to be received from that licensee in future quarters, thus causing fluctuations in our operating results. For example, in the third quarter of fiscal 2009 we recognized a total of approximately $21.6 million in licensing revenue from three licensees related to royalties on shipments in prior periods.

Moreover, there have been times in the past when we have not recognized large amounts of products and services revenue in a given quarter, or over several quarters, because all of our revenue recognition criteria were not met in prior periods. Any of the foregoing could cause our operating results to vary significantly from period-to-period.

Inaccurate licensee royalty reporting could materially adversely affect our operating results.

We generate licensing revenue primarily from CE manufacturers and software vendors who license our technologies and incorporate those technologies in their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to accurately report their shipments. However, we have difficulty independently determining whether or not our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive, time consuming, and potentially detrimental to our ongoing business relationships with our licensees.

In the past, licensees, particularly in emerging economies, such as China, have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalties by our licensees, which could adversely affect our operating results. Conversely, to the extent that our licensees overstate the number of products incorporating our technologies, or report the products under the wrong categories, corrections of prior reports could result in reductions of royalty revenue in subsequent periods, which could also adversely affect our operating results.

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

A successful challenge by a third party could increase the amount of royalties we have to pay to the third party, or result in the termination of a license, agreement which would decrease our gross margin and adversely affect our operating results.

Unauthorized use of our intellectual property could materially adversely affect our operating results.

We have often experienced, and expect to continue to experience, problems with non-licensee CE manufacturers and software vendors, particularly in emerging economies, such as China, incorporating our technologies or incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. Manufacturers of integrated circuits, or ICs, containing our technologies occasionally sell these ICs to third parties who are not our system licensees. These sales, and the failure of such manufacturers to report the sales, facilitate the unauthorized use of our intellectual property. As emerging economies transition from analog to digital content we expect to experience increased problems with this form of piracy, which would adversely affect our operating results.

We have limited experience in non-sound technology markets which could limit our future growth.

Our future growth will depend, in part, upon our expansion into areas beyond sound technologies. For example, in addition to our digital cinema initiative, we are exploring other areas that facilitate delivery of digital entertainment, such as technologies for processing digital moving images. We will need to spend considerable resources in the future on research and development or acquisitions in order to deliver innovative non-sound products and technologies. However, we have limited experience in non-sound technology markets and, despite our efforts, we cannot predict whether we will be successful in developing, or acquiring, and marketing non-sound products and technologies.

In addition, many of the non-sound technology markets which we are targeting for expansion are relatively new and may not develop as we currently anticipate.

Our competitors may have more experience in developing non-sound technology products.

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

Increasingly, standards-setting organizations are adopting or establishing technology standards for use in a wide range of digital entertainment products. As a result, it is more difficult for individual companies to have their technologies adopted wholesale as an informal industry standard. We call this type of standard a “de facto” industry standard, meaning that the industry has widely adopted the technology, although no industry standards-setting body has explicitly mandated such standard. In addition, increasingly there are multiple companies, including ones that typically compete against one another, involved in the development of new technologies for use in consumer entertainment products. As a result, these companies often license their collective intellectual property rights as a group, making it more difficult for any single company to have its technologies adopted widely as a de facto industry standard or to have its technologies adopted as an exclusive, explicit industry standard for digital entertainment products.

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

If we do not obtain new patents or proprietary technologies as our existing patents expire, our licensing revenue could decline.

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

As of December 31, 2010, we had nearly 2,040 individual issued patents and over 2,090 pending patent applications in over 45 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through July 2029. Of these, 34 patents are scheduled to expire in the remainder of calendar year 2011, 52 patents are scheduled to expire in calendar year 2012, and 31 patents are scheduled to expire in calendar year 2013. Patents relating to our Dolby Digital technologies, from which we principally derive our licensing revenue, have begun to expire and the remaining patents relating to this technology generally expire between now and 2017. Additional patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2018 and 2026. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

The markets for our technologies are highly competitive, and if we are unable to compete successfully, our business will suffer.

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

In addition, other companies, including exhibitors and film studios, may become competitors in one or more of these areas in the future. Consumers may perceive the quality of the audio experience produced by some of our competitors’ technologies to be equivalent or superior to the audio experience produced by our technologies.

In addition, some of our current or future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete, particularly in the market for online media content. These competitors may also be able to offer integrated system solutions in markets for sound or non-sound entertainment technologies at a lower price than our technologies, including audio, video, and rights management technologies related to PCs or the internet, which could make competing technologies that we develop unnecessary.

Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

Maintaining and strengthening the Dolby brand is critical to maintaining and expanding our licensing, products, and services business, as well as to our ability to enter new markets for our sound and other technologies. Our continued success depends, in part, on our reputation for providing high quality products, services, and technologies across a wide range of entertainment markets, including the CE products, PC, broadcast and gaming markets. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business and prospects will suffer. Moreover, we believe that the strength of our brand may affect the likelihood that our technologies are adopted as industry standards in various markets and for various applications. Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to successfully enter into new markets, and to provide high quality products and services in these new markets, which we may not do successfully.

Our licensing of industry standard technologies can be subject to restrictions that could adversely affect our business and prospects.

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

We have in the past, and may in the future, be subject to claims that our licenses of our industry standard technologies may not conform to the requirements of the standards-setting body. Allegations such as these could be asserted in private actions seeking monetary damages and injunctive relief, or in regulatory actions. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies in ways that could injure our reputation and otherwise materially and adversely affect our business, operating results, and prospects.

We face risks in conducting business in China and other emerging economies.

We believe that various trends will increase our exposure to the risks of conducting business in emerging economies. For example, we expect CE manufacturers in emerging economies, such as China, to increase due to the availability of lower manufacturing costs as compared to those of other industrial countries and the continued industry shift by discount retailers towards lower end DVD and more recently Blu-ray Disc player offerings. We also believe that our sales of products and services in emerging economies will expand in the future to the extent that the use of digital surround sound technologies increases in these countries, including in movies and broadcast television, and as consumers there become more affluent. We face many risks associated with operating in these emerging economies, in large part due to limited recognition and enforcement of contractual and intellectual property rights. As a result, we may experience difficulties in enforcing our intellectual property rights in these emerging economies, where intellectual property rights are not as respected as they are in the U.S., Japan, and Europe. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants worldwide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate. If we are unable to develop, maintain, and strengthen these relationships, our revenue from these countries could be adversely affected.

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

Our licensing revenue depends in large part upon semiconductor manufacturers incorporating our technologies into integrated circuits.

Our licensing revenue from system licensees depends in large part upon the availability of ICs, that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in digital entertainment products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce, and then sell them to system licensees. We do not control the IC manufacturers’ decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts nor predict their success. As a result, if these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if, for any reason, they sell fewer ICs incorporating our technologies, our operating results will be adversely affected.

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

We have in the past, and may in the future be, subject to legal claims related to our intellectual property rights, which are costly to defend, could require us to pay damages, and could limit our ability to use particular technologies in the future.

Companies in the technology and entertainment industries own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have faced such claims in the past and we expect to face similar claims in the future.

Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle, and could divert management resources and attention. In the past we have settled claims relating to infringement allegations and agreed to make payments in connection with such settlements. We expect that similar claims will be asserted against us in the future in the ordinary course of our business. An adverse determination in any intellectual property claim could require that we pay damages or stop using technologies found to be in violation of a third party’s rights and could prevent us from offering our products and services to others. In order to avoid these restrictions, we may have to seek a license for the technology, which may not be available on reasonable terms or at all. Any license could also require us to pay significant royalties, and may significantly increase our operating expenses. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense. If we cannot license or develop technologies for any aspects of our business found to be infringing, we may be forced to limit our product and service offerings and may be unable to compete effectively. In some instances, we have contractually agreed to provide indemnifications to licensees relating to our intellectual property.

In addition, at times in the past, we have chosen to defend our licensees from third party intellectual property infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future. Any of these results could harm our brand, our operating results, and our financial condition.

We may have disputes with our licensees regarding our licensing arrangements.

From time to time we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us regarding our licensing royalty rate practices including our adherence to licensing on fair, reasonable, and non-discriminatory terms and potential antitrust claims. Damages and requests for injunctive relief asserted in claims like these could be material, and could be disruptive to our business. Any disputes with our customers or potential customers or other third parties could adversely affect our business, results of operations, and prospects.

We face many risks related to the emerging 3D cinema market.

We face many risks in the 3D cinema market which may affect our ability to successfully participate in that market, including, but not limited to the following:

•	Our participation in the 3D cinema market will be limited to the extent theaters do not convert from analog to digital cinema.

•	Demand for our 3D cinema products is driven by the number of 3D cinema releases and the commercial success of those releases.

•	Industry participants may perceive our reusable glasses business model as less easy to manage.

•	Our 3D glasses could become subject to regulation in the U.S. and other countries in the future, which could restrict how our 3D glasses are manufactured, used or marketed.

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

A number of companies offer competing products for digital cinema that exhibitors may perceive to be potentially advantageous to our products. Some of these competing products are priced lower than our products or offer features, such as support for 4K presentation. At least one of our competitors has a significantly greater installed base of its competing digital cinema playback servers than we do and another competitor has a significantly greater installed base of its competing 3D products than we do, either of which could limit our eventual share of the digital cinema market and materially and adversely affect our operating results. As the market for digital cinema has grown, we have faced more pricing and other competitive pressures than we have historically experienced for our traditional cinema products. As a result, we have implemented and may have to continue to implement pricing strategies which will have an adverse impact on our products gross margins in the future.

Acquisition activities could result in operating difficulties and other harmful consequences.

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

We face various risks in integrating acquired businesses, including:

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

Future acquisitions could result in the need to obtain financing on unfavorable terms, including dilutive equity issuances.

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

We are dependent upon our relationships within the entertainment industry, and the failure to maintain such relationships could materially harm our business.

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment industry, including film studios, broadcasters, video game designers, music producers, mobile media content producers, and CE manufacturers, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve. For example, sales of our products and services are particularly dependent upon our relationships with the major film studios and broadcasters, and licensing of our technologies is particularly dependent upon our relationships with system licensees, software vendors, and IC manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be less likely to purchase and use our products, services, and technologies, or create content incorporating our technologies, which could materially harm our business and prospects. In addition, if major industry participants form strategic relationships that exclude us, whether in products, services, or licensing, our business and prospects could be materially adversely affected.

We face diverse risks in our international business, which could adversely affect our operating results.

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2009, 2010, and the first quarter of fiscal 2011, revenue from outside the U.S. was 65%, 66%, and 69% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide.

Due to our reliance on sales to customers outside the U.S., we are subject to the risks of conducting business internationally, including:

•

Our ability to enforce our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as do the U.S., Japan, and European countries, which increases the risk of unauthorized, and uncompensated, use of our technologies;

•	U.S. and foreign government trade restrictions, including those which may impose restrictions on importation of programming, technology or components to or from the U.S. States;

•	Our ability to comply with applicable international laws and regulations governing our business and operations, including local consumer and safety laws, as well as license requirements;

•

Foreign government taxes, regulations, and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the U.S. States, and other laws limiting our ability to repatriate funds to the U.S. States;

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

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act and U.S. export controls. Although we implement policies and procedures designed to ensure compliance with the Foreign Corrupt Practices Act and U.S. export controls, there can be no assurance that all of our employees, distributors, dealers, and agents will not take actions in violation of our policies or these regulations. Any such violation, even if prohibited by our policies, could have an adverse effect on our business.

We face risks associated with complying with international employment laws.

A significant number of our employees are located outside the U.S. This means we have exposure to changes in foreign laws governing our relationships with our employees, which could have a direct impact on our operating costs. Expansion into international markets has required, and will require, significant management attention and resources. Moreover, local laws and customs in many countries differ significantly from those in the U.S. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the U.S.

Revisions to patent laws and regulations in the U.S. and abroad may adversely impact our ability to obtain, license and enforce our patent rights.

Our licensing business depends in part on the uniform and consistent treatment of patent rights in the U.S. and abroad. Changes to the patent laws and regulations in the U.S. and abroad may limit our ability to obtain, license, and enforce our rights. In addition, court and administrative rulings may interpret existing patent laws and regulations in ways that adversely affect our ability to obtain, license, and enforce our patents. For example, recent rulings by the U.S. Supreme Court concerning injunctions may make it more difficult, under some circumstances, for us to obtain injunctive relief against a party that has been found to infringe one or more of our patents, and rulings regarding patent challenges by licensees could potentially make it easier for our licensees to challenge our patents even though they have already agreed to take a license.

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

Sales of our cinema products and services tend to fluctuate based on the underlying trends in the cinema industry. For example, when box office receipts for the cinema industry increase, we have typically seen a corresponding increase in sales of our cinema products, as cinema owners will be more likely to build new theaters and upgrade existing theaters with our more advanced products. Conversely, when box office receipts are down cinema owners tend to scale back on plans to expand or upgrade their systems.

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

Our services revenue, both in the U.S. and internationally, is tied to the number of movies being made by major film studios and independent filmmakers. A number of factors can affect the number of movies that are produced, including strikes and work stoppages within the cinema industry, as well as by the tax incentive arrangements that many foreign governments provide filmmakers to promote local filmmaking.

The demand for our cinema products and services could decline as the cinema industry adopts digital cinema.

Although only a small percentage of theaters have adopted digital cinema technologies for the distribution and exhibition of motion pictures, the number of cinema exhibitors adopting digital cinema for new theater construction or existing theater upgrades continues to grow. As exhibitors have constructed new theaters or upgraded existing theaters they have generally chosen digital cinema over traditional film cinema and we expect this trend to continue. Digital cinema, which is based on open standards, does not include our proprietary audio technologies. As the cinema industry continues to adopt digital cinema, the demand for our traditional cinema products and services has declined significantly and we anticipate that the demand for film based products will decline in future periods. Furthermore, exhibitors adopting digital cinema can choose from multiple digital cinema playback servers, many of which may not contain our technologies. If the demand for our traditional film cinema products and services continues to decrease without a meaningful increase in revenue from digital cinema products and services, our revenue stream from the cinema industry would be adversely affected.

A decrease in demand for our cinema products and services could adversely affect our consumer products licensing business.

A decrease in the demand for our cinema products and services could adversely affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new technologies, which can later be licensed to consumer product manufacturers and service providers, would be impaired. If, in such circumstances, we are unable to adapt our products and services or introduce new products for the digital cinema market successfully, our business could be materially adversely affected.

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

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual revenue and operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our business and prospects, and could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenue or the volatility of the market price of our stock include:

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

One or more of the foregoing or other factors may cause our operating expenses to be disproportionately higher or lower or may cause our revenue and operating results to fluctuate significantly in any particular quarterly or annual period. Consequently, results from prior periods are not necessarily indicative of the results of future periods.

Changes in tax rates and exposure for additional income tax liabilities or adverse outcomes resulting from examinations of our tax returns could adversely affect our operating results and financial condition.

Changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or by changes in tax laws or their interpretation could all favorably or unfavorably affect our future effective tax rates. We file income tax returns in the U.S. and in several U.S. state and foreign jurisdictions, and must use judgment in determining our worldwide provision for income taxes. For example, the following could adversely affect our income taxes:

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

Our business is dependent upon protecting our patents, trademarks, trade secrets, copyrights, and other intellectual property rights. Licensing revenue represented 83%, 77%, and 78% of our total revenue in the fiscal years 2009, 2010, and the first quarter of fiscal 2011, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

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

We generally seek patent protection for our innovations. However, it is possible that some of these innovations may not be protectable, or we may choose not to protect particular innovations that later turn out to be important, due to the high costs of obtaining patent protection. Even where we do have patent protection, the scope of such protection may be insufficient to prevent third parties from designing around our particular patent claims. Furthermore, there is always the possibility that an issued patent may later be found to be invalid or unenforceable. We also seek to maintain select intellectual property as trade secrets. Third parties or our employees could intentionally or accidentally compromise the intellectual property that we maintain as trades secrets, which would cause us to lose the competitive advantage resulting from them.

Our customers who are also our current or potential competitors may choose to use their own or competing technologies rather than ours.

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

We believe that the success we have had licensing our surround sound technologies to system licensees is due, in part, to the strength of our brand and the perception that our technologies provide a high quality solution for surround sound. However, as applications that incorporate surround sound technologies become increasingly prevalent, we expect more competitors to enter this field with other solutions. Furthermore, to the extent that customers perceive our competitors’ solutions to provide the same advantages as our technologies at a lower or comparable price, there is a risk that these customers may treat sound encoding technologies such as ours as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. The commoditization of our audio technologies, as opposed to treatment as a premium solution, could adversely affect our business, operating results and prospects.

The loss of or delay in operations of one or more of our key suppliers could materially delay or stop the production of our products and impair our ability to generate revenue.

Our reliance on outside suppliers for some of the key materials and components we use in manufacturing our products involves risks, including limited control over the price, timely delivery, and quality of such components. We have no formal agreements in place with our suppliers for the continued supply of materials and components. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause material delays in our production operations and increase our production costs. In addition, at times our suppliers have not been, and in the future may not be, able to meet our production demands as to volume, quality or timeliness.

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

Our products are highly complex and production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time in a cost effective manner, which could harm our competitive position. We have a single production facility, and we use contract manufacturers to produce some of our higher volume product lines as needed. Our reliance on contract manufacturers for the manufacture of our higher volume products involves risks, including limited control over timely delivery and quality of such products. If production of our products is interrupted, we may not be able to manufacture products on a timely basis. A shortage of manufacturing capacity for our products could adversely affect our operating results and damage our customer relationships. We are unable to quickly adapt our manufacturing capacity to rapidly changing market conditions and a contract manufacturer may encounter similar difficulties. Likewise, we may be unable to quickly respond to fluctuations in customer demand. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products. Any inability to effectively respond to fluctuations in customer demand for our products may adversely affect our gross margins.

Our products, from time to time, experience quality problems that can result in decreased sales and higher operating expenses.

Our products are complex and sometimes contain undetected software or hardware errors, particularly when first introduced or when new versions are released. In addition, to the extent that we engage contract manufacturers we do not have as much control over manufacturing which could result in quality problems. Furthermore, our products are sometimes combined with or incorporated into products from other vendors, sometimes making it difficult to identify the source of a problem. These errors could result in a loss of or delay in market acceptance of our products or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. In addition, if our products contain errors we could be required to replace or reengineer them, which would increase our costs. Moreover, if any such errors cause unintended consequences, we could incur substantial costs in defending and settling product liability claims. Although we generally attempt to contractually limit liability for defective products to the cost of repairing or replacing these products, if these contract provisions are not enforced, or are unenforceable for any reason, or if liabilities arise that are not effectively limited, we could incur substantial costs in defending and settling product liability claims.

Licensee products that incorporate our technologies, from time to time, experience quality problems that could damage our brand, decrease revenue, and increase operating expenses.

Newly introduced and new versions of licensee products that incorporate our technologies are complex and may contain undetected software or hardware errors. In addition, the combination or incorporation of these newly introduced products with products from other companies can make it difficult to identify the source of a problem. Any negative publicity or negative impact relating to these product problems could adversely affect the perception of our brand. In addition, these errors could result in loss of, or delay in, market acceptance of those products or Dolby technologies, or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. Although we generally attempt to contractually limit our liability for our licensees’ defective products, we may elect to help reengineer those products, which could adversely affect our operating results.

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

New environmental laws and regulations could impact our operating results.

We expect that new environmental laws and regulations, introduced on an ongoing basis, will have the potential to affect our manufacturing and licensing operations. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business.

We could incur substantial costs due to regulations regarding the composition of our products, which may adversely affect our business, operating results, and financial condition.

We face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products. For example, we redesigned our products so we could continue to offer them for sale within the European Union, when restrictions on lead and other hazardous substances that apply to specified electronic products put on the market in the European Union became effective in 2006. Similar requirements related to marking of electronic products became effective in China in 2007. For some products, substituting particular components containing regulated hazardous substances is more difficult or costly, and additional redesign efforts could result in production delays. Selected electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the new environmental laws, which could negatively impact our ability to generate revenue from those products.

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

We maintain sales, marketing, and business operations in foreign countries. Consequently, we are exposed to fluctuations in exchange rates associated with the local currencies of our foreign business operations. While we derive nearly all of our revenue from transactions denominated in U.S. dollars, nearly all of our costs from our foreign operations are denominated in the currency of that foreign location. Consequently, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability.

We rely on distributors that we do not control.

We rely significantly on a global network of independent, regional distributors to market and distribute our cinema and broadcast products. Our distributor arrangements are non-exclusive and our distributors are not obligated to buy our products and can represent competing products. The loss of a major distributor or the inability or unwillingness of our distributors to dedicate the resources necessary to promote our portfolio of products will adversely affect our revenue. In addition, failures of our distributors to adhere to our policies or other ethical practices could adversely affect us. For example, while we have implement policies designed to promote compliance with the Foreign Corrupt Practices Act, export controls, and local laws, we do not have direct control over the business and risk management policies adopted by our distributors, and they could act contrary to our policies.

For the foreseeable future, Ray Dolby or his affiliates will be able to control the selection of all members of our board of directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.

At December 31, 2010, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 58,700,000 shares of our Class B common stock. As of December 31, 2010, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99.6% of our outstanding Class B common stock, which in the aggregate represented approximately 91.4% of the combined voting power of our outstanding Class A and Class

B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.

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

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As of December 31, 2010, we had a total of 112,133,769 shares of Class A and Class B common stock outstanding. Of these shares, we along with our selling stockholders sold 31,625,000 shares of Class A common stock, and our principal stock holder sold an additional 8,000,000 shares of Class A common stock in a secondary offering in May 2007.

As of December 31, 2010, our directors and executive officers beneficially held 58,710,000 shares of Class B common stock, 34,379 shares of Class A common stock, vested options to purchase 50,000 shares of Class B common stock and vested options to purchase 297,080 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended December 31, 2010, we issued an aggregate of 314,975 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since January 1, 2011 through January 20, 2011, we issued an aggregate of 8,965 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of approximately $0.7 million in the fiscal quarter ended December 31, 2010, and less than $0.1 million in the period since January 1, 2011 through January 20, 2011 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of January 20, 2011 options to purchase an aggregate of 421,799 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information regarding the Company’s purchases of its Class A Common stock, $0.001 par value per share, during the first quarter of fiscal 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 25, 2010 – October 29, 2010	365,635	$59.55	365,635	$286.9 million
October 30, 2010 – November 26, 2010	167,099	65.26	167,099	276.0 million
November 27, 2010 – December 31, 2010	199,931	66.40	199,931	262.7 million

Total	732,665		732,665

(1)	The stock repurchase program does not have an expiration date. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as the Company considers appropriate.

(2)	Amounts shown in this column reflect amounts remaining under the stock repurchase program.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10.1*	Separation Agreement and Release dated October 4, 2010, by and between Dolby Laboratories, Inc., a Delaware corporation, and Mark S. Anderson

10.2*	Letter Agreement dated December 4, 2010, by and between Dolby Laboratories, Inc., a Delaware corporation, and Ray Dolby

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document

101.SCH‡	XBRL Taxonomy Extension Schema Document

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	XBRL Extension Definition

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory arrangement
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2011

DOLBY LABORATORIES, INC.

By:	/s/ Murray J. Demo
Murray J. Demo
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)