Form 10-Q
period 2011-04-01
Dolby Laboratories, Inc.
filed 2011-05-10
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2011

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

On April 21, 2011 the registrant had 53,041,905 shares of Class A common stock, par value $0.001 per share, and 58,765,654 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 24, 2010	April 1, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$545,861	$520,268
Short-term investments	302,269	266,818
Accounts receivable, net	54,257	73,657
Inventories	28,338	31,382
Deferred taxes	102,758	94,656
Prepaid expenses and other current assets	26,930	35,654

Total current assets	1,060,413	1,022,435
Long-term investments	190,837	347,092
Property, plant and equipment, net	94,097	103,590
Intangible assets, net	67,019	61,804
Goodwill	264,580	267,255
Deferred taxes	19,948	17,657
Other non-current assets	14,878	6,135

Total assets	$1,711,772	$1,825,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,606	$7,874
Accrued liabilities	144,608	128,342
Income taxes payable	7,895	821
Deferred revenue	9,647	10,575

Total current liabilities	165,756	147,612
Long-term deferred revenue	12,775	13,839
Deferred taxes	11,547	606
Other non-current liabilities	27,015	23,775

Total liabilities	217,093	185,832

Stockholders’ equity:
Class A common stock	53	53
Class B common stock	59	59
Additional paid-in capital	329,902	303,424
Retained earnings	1,135,922	1,304,370
Accumulated other comprehensive income	7,801	10,355

Total stockholders’ equity – Dolby Laboratories, Inc.	1,473,737	1,618,261
Controlling interest	20,942	21,875

Total stockholders’ equity	1,494,679	1,640,136

Total liabilities and stockholders’ equity	$1,711,772	$1,825,968

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 26, 2010	April 1, 2011	March 26, 2010	April 1, 2011
	(unaudited)
Revenue:
Licensing	$195,944	$214,627	$361,719	$402,803
Products	39,839	26,347	87,496	72,374
Services	7,638	9,052	15,422	17,561

Total revenue	243,421	250,026	464,637	492,738

Cost of revenue:
Cost of licensing	5,537	5,771	9,563	9,732
Cost of products (1)	20,622	20,031	48,706	42,229
Cost of services (1)	3,464	2,655	7,147	5,635

Total cost of revenue	29,623	28,457	65,416	57,596

Gross margin	213,798	221,569	399,221	435,142

Operating expenses:
Research and development (1)	25,248	28,399	48,048	56,726
Sales and marketing (1)	26,724	37,545	57,108	75,762
General and administrative (1)	29,630	35,155	57,512	72,197
Restructuring charges, net	118	—	303	785

Total operating expenses	81,720	101,099	162,971	205,470

Operating income	132,078	120,470	236,250	229,672
Interest income	1,954	1,953	3,786	3,567
Interest expense	(112)	(85)	(197)	(368)
Other income, net	9	156	469	689

Income before provision for income taxes	133,929	122,494	240,308	233,560
Provision for income taxes	(47,610)	(40,012)	(84,496)	(64,313)

Net income including controlling interest	86,319	82,482	155,812	169,247
Less: net income attributable to controlling interest	(421)	(421)	(828)	(799)

Net income attributable to Dolby Laboratories, Inc.	$85,898	$82,061	$154,984	$168,448

Earnings per share attributable to Dolby Laboratories, Inc.:
Basic	$0.75	$0.73	$1.36	$1.50
Diluted	$0.74	$0.72	$1.34	$1.48
Weighted-average shares outstanding:
Basic	113,985	112,140	114,035	112,086
Diluted	115,995	113,346	116,065	113,535
Related party rent expense included in general and administrative expenses	$343	$343	$686	$686
(1) Stock-based compensation was classified as follows:
Cost of products	$101	$168	$179	$314
Cost of services	38	44	63	82
Research and development	1,548	2,611	2,744	4,934
Sales and marketing	2,217	3,367	3,949	6,363
General and administrative	3,258	4,550	5,936	10,307

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year-to-Date Ended
	March 26, 2010	April 1, 2011
	(unaudited)
Operating activities:
Net income including controlling interest	$155,812	$169,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,394	21,045
Stock-based compensation	12,438	21,840
Amortization of premium on investments	3,978	7,805
Excess tax benefit from exercise of stock options	(10,284)	(11,305)
Provision for doubtful accounts	(208)	856
Losses on Put Rights	2,751	–
Gains on auction rate certificates	(2,914)	–
Deferred income taxes	(10,430)	(472)
Cash distributions to controlling interest	(128)	–
Other non-cash items affecting net income	894	157
Changes in operating assets and liabilities:
Accounts receivable	(21,447)	(20,218)
Inventories	2,417	(3,038)
Prepaid expenses and other assets	13,263	(3,715)
Accounts payable and accrued liabilities	6,731	(13,892)
Income taxes, net	33,512	620
Deferred revenues	(19,538)	1,988
Other non-current liabilities	241	673

Net cash provided by operating activities	184,482	171,591

Investing activities:
Purchases of available-for-sale securities	(376,733)	(368,007)
Proceeds from sales of available-for-sale and trading securities	232,698	238,376
Purchases of property, plant and equipment	(18,064)	(19,551)
Acquisitions, net of cash acquired	–	(3,350)
Purchases of intangible assets	(125)	–
Proceeds from sales of property, plant and equipment and assets held for sale	171	2,797

Net cash used in investing activities	(162,053)	(149,735)

Financing activities:
Repayment of long-term debt	(790)	–
Proceeds from issuance of Class A common stock (Employee Stock Purchase Plan)	1,921	2,536
Net proceeds from exercise of stock options and awards	19,158	12,679
Repurchase of common stock	(83,124)	(75,124)
Excess tax benefit from exercise of stock options	10,284	11,305

Net cash used in financing activities	(52,551)	(48,604)

Effect of foreign exchange rate changes on cash and cash equivalents	(4,207)	1,155

Net decrease in cash and cash equivalents	(34,329)	(25,593)
Cash and cash equivalents at beginning of period	451,678	545,861

Cash and cash equivalents at end of period	$417,349	$520,268

Supplemental disclosure:
Cash paid for income taxes	$61,335	$64,019
Cash paid for interest	179	205

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

The results for the fiscal quarter and fiscal year-to-date period ended April 1, 2011 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 30, 2011.

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

Fiscal Year

Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended March 26, 2010 and April 1, 2011, and the 26 week period ended March 26, 2010 and the 27 week period ended April 1, 2011. Our fiscal year ended September 24, 2010 (fiscal 2010) consisted of 52 weeks, while our fiscal year ending September 30, 2011 (fiscal 2011) consists of 53 weeks.

2. Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010.

3. Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 24, 2010 and April 1, 2011 consist of the following:

	September 24, 2010	April 1, 2011

	(in thousands)
Cash and cash equivalents:
Cash	$156,440	$312,006
Cash equivalents:
Money market funds	354,428	208,262
Commercial paper	19,993	–
Municipal debt securities	5,000	–
U.S. agency securities	10,000	–

Total cash and cash equivalents	545,861	520,268

Short-term investments:
Corporate bonds	3,788	31,363
Commercial paper	9,990	9,999
Municipal debt securities	188,123	204,213
U.S. agency securities	70,376	21,243
U.S. and foreign government bonds	29,992	–

Total short-term investments	302,269	266,818

Long-term investments:
Corporate bonds	25,870	67,531
Municipal debt securities	127,458	238,453
U.S. agency securities	27,522	41,108
U.S. government bonds	9,987	–

Total long-term investments	190,837	347,092

Total cash, cash equivalents and investments	$1,038,967	$1,134,178

Our investment portfolio, which is recorded as cash equivalents, short-term investments, and long-term investments, was as follows:

	September 24, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$29,983	$–	$–	$29,983
Corporate bonds	29,238	420	–	29,658
Money market funds	354,428	–	–	354,428
Municipal debt securities	318,825	1,781	(25)	320,581
U.S. agency securities	107,512	390	(4)	107,898
U.S. government bonds	39,949	30	–	39,979

Cash equivalents and investments	$879,935	$2,621	$(29)	$882,527

	April 1, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$9,999	$–	$–	$9,999
Corporate bonds	98,619	347	(72)	98,894
Money market funds	208,262	–	–	208,262
Municipal debt securities	441,634	1,183	(151)	442,666
U.S. agency securities	62,138	234	(21)	62,351

Cash equivalents and investments	$820,652	$1,764	$(244)	$822,172

We have classified all of our investments listed in the tables above as available-for-sale securities recorded at fair market value in the condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income. When we sell securities, we reclassify amounts of gains and losses into earnings based on specific identification of the securities sold.

The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position:

	September 24, 2010
	Less than 12 months		12 months or greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in thousands)
Municipal debt securities	$62,494	$(25)	$–	$–	$62,494	$(25)
U.S. agency securities	30,112	(4)	–	–	30,112	(4)

Total	$92,606	$(29)	$–	$–	$92,606	$(29)

	April 1, 2011
	Less than 12 months		12 months or greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in thousands)
Corporate bonds	$47,583	$(72)	$–	$–	$47,583	$(72)
Municipal debt securities	80,616	(151)	–	–	80,616	(151)
U.S. agency securities	14,979	(21)	–	–	14,979	(21)

Total	$143,178	$(244)	$–	$–	$143,178	$(244)

The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of April 1, 2011, we owned 42 securities that were in an unrealized loss position. We do not intend to sell, nor do we believe we will need to sell, these securities before we recover the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at September 24, 2010 or April 1, 2011 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.

The following table summarizes the amortized cost and estimated fair value of short-term and long-term available-for-sale investments based on stated maturities as of April 1, 2011:

	April 1, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due within 1 year	$265,952	$266,818
Due in 1 to 2 years	301,719	302,303
Due in 2 to 3 years	44,719	44,789

Total	$612,390	$613,910

Accounts Receivable

Accounts receivable consists of the following:

	September 24, 2010	April 1, 2011
	(in thousands)
Trade accounts receivable	$45,651	$59,211
Accounts receivable related to patent administration program	10,646	17,145

Accounts receivable, gross	56,297	76,356
Less: allowance for doubtful accounts	(2,040)	(2,699)

Accounts receivable, net	$54,257	$73,657

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 24, 2010	April 1, 2011
	(in thousands)
Raw materials	$10,314	$13,618
Work in process	3,109	3,993
Finished goods	14,915	13,771

Inventories	$28,338	$31,382

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 24, 2010	April 1, 2011
	(in thousands)
Prepaid assets	$16,191	$16,459
Other current assets	1,650	4,677
Income tax receivable	3,497	12,114
Assets held for sale	5,592	2,404

Prepaid expenses and other current assets	$26,930	$35,654

Assets held for sale represent digital cinema equipment that we leased to exhibitors beginning in fiscal 2005 in an effort to encourage the cinema industry to transition to digital cinema. In fiscal 2010, management committed to a plan to sell some of this leased equipment, which required us to classify these assets as held for sale as of September 24, 2010. During the fiscal quarter ended April 1, 2011, we entered into an agreement to sell a majority of these held for sale assets to a third party. This agreement was a primary driver for the $0.7 million loss recognized in the current quarter. We have reviewed the carrying value of remaining assets classified as held for sale against recent sales prices and expect to recover the current carrying value of the assets.

We also hold digital cinema equipment that we leased to exhibitors with a carrying value of approximately $1.1 million that is not yet classified as held for sale since it does not meet all the held for sale criteria. As a result, these assets are classified as products provided under operating leases and held for use, and remain within property, plant and equipment.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

	September 24, 2010	April 1, 2011
	(in thousands)
Land	$12,835	$12,892
Buildings	27,029	27,170
Leasehold improvements	33,264	36,403
Machinery and equipment	16,080	18,941
Computer systems and software	43,611	58,490
Furniture and fixtures	9,440	9,217
Products provided under operating leases	1,209	1,143

Property, plant and equipment, gross	143,468	164,256
Less: accumulated depreciation	(49,371)	(60,666)

Property, plant and equipment, net	$94,097	$103,590

Depreciation expense for our property, plant and equipment is included in cost of products, cost of services, research and development expenses, sales and marketing expenses, and general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and Intangible Assets

The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 24, 2010	$264,580
Acquired goodwill	182
Translation adjustments	2,493

Balance at April 1, 2011	$267,255

Intangible assets consist of the following:

	September 24, 2010			April 1, 2011

	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Intangible assets subject to amortization:
Acquired patents and technology	$61,767	$(24,986)	$36,781	$65,779	$(29,608)	$36,171
Customer relationships	30,790	(10,095)	20,695	31,199	(11,683)	19,516
Customer contracts	5,973	(4,483)	1,490	6,063	(6,063)	–
Other intangibles	20,307	(12,254)	8,053	20,308	(14,191)	6,117

Total	$118,837	$(51,818)	$67,019	$123,349	$(61,545)	$61,804

Amortization expense for our intangible assets is included in cost of licensing, cost of products, research and development, and sales and marketing expenses in the accompanying condensed consolidated statements of operations.

During the fiscal quarter ended December 31, 2010, we acquired a company for a total purchase price of $4.5 million. Based on an allocation of the purchase price, goodwill and intangible assets resulting from this acquisition amounted to approximately $0.2 million and $4.3 million, respectively. Of the total purchase price, we withheld $1.2 million to resolve certain contingent liabilities which may arise after the acquisition date. The acquired intangible asset is included within acquired patents and technology in the table above. The remaining fluctuation in the recorded cost of intangible assets from September 24, 2010 to April 1, 2011 was due to foreign currency translation.

As of April 1, 2011, we expect amortization expense in future periods to be as follows:

Fiscal Year	Amortization Expense

(in thousands)
Remainder of 2011	$8,073
2012	13,556
2013	12,782
2014	10,715
2015	7,833
Thereafter	8,845

Total	$61,804

Accrued Liabilities

Accrued liabilities consist of the following:

	September 24, 2010	April 1, 2011

	(in thousands)
Accrued royalties	$4,140	$6,411
Amounts payable to joint licensing program partners	42,837	47,688
Accrued compensation and benefits	62,044	29,939
Accrued professional fees	8,078	9,610
Current portion of litigation settlement	2,890	2,963
Accrued customer refunds	4,120	6,054
Other accrued liabilities	20,499	25,677

Accrued liabilities	$144,608	$128,342

Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	September 24, 2010	April 1, 2011

	(in thousands)
Supplemental retirement plan obligations	$2,118	$2,123
Non-current tax liabilities	20,036	15,499
Other liabilities	4,861	6,153

Other non-current liabilities	$27,015	$23,775

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following:

	September 24, 2010	April 1, 2011

	(in thousands)
Accumulated foreign currency translation gains, net of tax of ($2,655) and ($2,957)	$6,195	$9,405
Accumulated unrealized gains on available-for-sale securities, net of tax of ($986) and ($580)	1,606	950

Total accumulated other comprehensive income	$7,801	$10,355

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Dolby Laboratories, Inc.:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 26, 2010	April 1, 2011	March 26, 2010	April 1, 2011
	(in thousands, except per share amounts)
Numerator:

Net income attributable to Dolby Laboratories, Inc.	$85,898	$82,061	$154,984	$168,448

Denominator:

Weighted-average shares outstanding—basic	113,985	112,140	114,035	112,086
Potential common shares from options to purchase Class A and Class B common stock	1,829	1,015	1,852	1,206
Potential common shares from restricted stock units	181	191	178	243

Weighted-average shares outstanding—diluted	115,995	113,346	116,065	113,535

Net income per share attributable to Dolby Laboratories, Inc.—basic	$0.75	$0.73	$1.36	$1.50
Net income per share attributable to Dolby Laboratories, Inc.—diluted	$0.74	$0.72	$1.34	$1.48

Anti-dilutive options excluded from calculation	1,540	2,836	2,829	2,855
Anti-dilutive restricted stock units excluded from calculation	372	426	387	431

Withholding and Sales Tax

We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities, and for which we receive a related foreign tax credit in our income tax provision. Withholding tax remittances were $8.6 million and $7.6 million in the fiscal quarters ended March 26, 2010 and April 1, 2011, respectively. Withholding tax remittances were $16.2 million and $15.9 million in the fiscal year-to-date periods ended March 26, 2010 and April 1, 2011, respectively. We account for sales tax on a net basis by excluding sales tax from our revenue.

Revenue from Material Customer

In the fiscal quarters ended March 26, 2010 and April 1, 2011, revenue from one customer was $35.9 million and $37.8 million, respectively, or 15% of revenue for each quarter, respectively. In the fiscal year-to-date periods ended March 26, 2010 and April 1, 2011, the same customer accounted for $55.4 million and $66.3 million, respectively, or 12% and 13% of total revenue, respectively.

Income Taxes

Our effective tax rate is based upon a projection of our annual fiscal year results. Our effective tax rate was 36% and 33% for the fiscal quarters ended March 26, 2010 and April 1, 2011, respectively, and 35% and 28% for the fiscal year-to-date periods ended March 26, 2010 and April 1, 2011, respectively.

In the first quarter of fiscal 2011, we made an election to indefinitely reinvest a portion of our undistributed earnings in a foreign subsidiary, which resulted in a reduction to the fiscal year 2011 tax rate. Additionally, in the first quarter of fiscal 2011, a change in the tax law retroactively reinstated the federal research and development tax credits for a portion of fiscal 2010. As a result, we recognized an increase in federal research and development tax credits for fiscal 2011 compared to fiscal 2010, thereby further lowering our effective tax rate.

In the first quarter of fiscal 2011, we also completed the restructuring of our international operations, which resulted in the release of a deferred tax liability of $11.0 million related to the amortization of an intangible asset from a prior year acquisition.

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

Level 1:	Quoted prices in active markets that are accessible by us at the measurement date for identical assets and liabilities.

Level 2:	Prices not directly accessible by us. Such prices may be based upon quoted prices in active markets or inputs not quoted on active markets but are corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities carried at fair value as of September 24, 2010 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:

Investments held in supplemental retirement plan (1)	$2,200	$–	$–	$2,200
Money market funds (2)	354,428	–	–	354,428
Commercial paper (2)	–	29,983	–	29,983
Corporate bonds (2)	–	29,658	–	29,658
Municipal debt securities (2)	–	320,581	–	320,581
U.S. agency securities (2)	–	107,898	–	107,898
U.S. government bonds (2)	–	39,979	–	39,979

Total	$356,628	$528,099	$–	$884,727

(1) These assets are included within prepaid expenses and other current assets and other non-current assets.
(2) These assets are included within cash and cash equivalents, short-term investments, and long-term investments.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:

Investments held in supplemental retirement plan (1)	$2,200	$–	$–	$2,200

Total	$2,200	$–	$–	$2,200

(1)	These liabilities are included within accrued liabilities and other non-current liabilities.

Financial assets and liabilities carried at fair value as of April 1, 2011 are classified below:

	$000,000	$000,000	$000,000	$000,000
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:

Investments held in supplemental retirement plan (1)	$2,314	$–	$–	$2,314
Money market funds (2)	208,262	–	–	208,262
Commercial paper (3)	–	9,999	–	9,999
Corporate bonds (3)	–	98,894	–	98,894
Municipal debt securities (3)	–	442,666	–	442,666
U.S. agency securities (3)	–	62,351	–	62,351

Total	$210,576	$613,910	$–	$824,486

(1) These assets are included within prepaid expenses and other current assets and other non-current assets.
(2) These assets are included within cash and cash equivalents.
(3) These assets are included within short-term investments and long-term investments.
	$000,000	$000,000	$000,000	$000,000

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:

Investments held in supplemental retirement plan (1)	$2,314	$–	$–	$2,314

Total	$2,314	$–	$–	$2,314

(1)	These liabilities are included within accrued liabilities and other non-current liabilities.

We base the fair value of our Level 1 financial instruments, which are in active markets, using quoted market prices for identical instruments. Our Level 1 financial instruments include money market funds and mutual fund investments held in our supplemental retirement plan.

We obtain the fair value of our Level 2 financial instruments, which are not in active markets, from a third-party professional pricing service using quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Our professional pricing service gathers observable inputs for all of our fixed income securities from a variety of industry data providers (e.g. large custodial institutions) and other third-party sources. Once the observable inputs are gathered, all data points are considered and an average price is determined.

We validate the quoted market prices provided by our primary pricing service by comparing their assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. Our investment managers use similar techniques to our professional pricing service to derive pricing as described above.

We did not own any Level 3 financial assets or liabilities as of September 24, 2010 or April 1, 2011.

5. Stock-Based Compensation

We have adopted compensation plans that provide for grants of stock-based awards as a form of compensation to employees, officers, and directors. We have issued stock-based awards in the form of stock options, restricted stock units, stock appreciation rights, and shares issued under our employee stock purchase plan. Stock-based compensation expense for the fiscal quarters and fiscal year-to-date periods ended March 26, 2010 and April 1, 2011 was as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 26, 2010	April 1, 2011	March 26, 2010	April 1, 2011
	(in thousands)
Stock-based compensation
Stock options	$4,481	$6,130	$8,215	$13,027
Restricted stock units	2,308	4,595	3,940	8,721
Employee stock purchase plan	166	184	313	366
Stock appreciation rights	207	(169)	403	(114)

Total stock-based compensation	$7,162	$10,740	$12,871	$22,000

During the fiscal quarters and fiscal year-to-date periods ended March 26, 2010 and April 1, 2011, grants of stock-based awards were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 26, 2010	April 1, 2011	March 26, 2010	April 1, 2011
Stock options granted	1,267,051	159,963	1,340,171	1,431,313
Weighted average exercise price of options granted	$51.41	$56.92	$50.93	$65.30
Restricted stock units granted	369,285	102,970	383,450	429,625
Weighted average grant price of restricted stock units granted	$51.42	$57.67	$51.10	$64.28

The decrease in the number of stock options and restricted stock units granted in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 is primarily due to the timing of grants. We made broad-based grants during the first quarter of fiscal 2011 rather than in the second quarter of fiscal 2011 due to a shift in timing of our annual performance and compensation review cycle. In prior years, we typically made broad-based grants during the second quarter of the fiscal year.

6. Restructuring

During the fiscal quarter ended June 25, 2010, we informed approximately 60 general and administrative employees of our plans to reorganize certain aspects of our global business infrastructure. As a result of this action, we offered severance benefits to the affected employees. The majority of these employees were required to render service through November 15, 2010 to receive these severance benefits. We recognized the total severance and other associated costs of approximately $3.9 million for these employees on a ratable basis through termination dates for each employee. These expenses are recognized in restructuring charges, net, in the condensed consolidated statements of operations. We expect to satisfy all remaining restructuring-related liabilities accrued as of April 1, 2011 in fiscal 2011.

Changes in our restructuring accruals, which are included within accrued liabilities on our condensed consolidated balance sheets, were as follows:

	Severance	Other associated costs	Total
	(in thousands)
Balance at September 24, 2010	$2,804	$230	$3,034
Restructuring charges	884	(99)	785
Cash payments	(3,107)	(124)	(3,231)
Non-cash charges	–	–	–

Balance at April 1, 2011	$581	$7	$588

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

9. Common Stock Repurchase Program

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

Stock repurchase activity under the stock repurchase program during the fiscal year-to-date period ended April 1, 2011 is summarized as follows:

	Shares Repurchased	Cost (in thousands) (1)	Average Price Paid per Share (2)
Repurchase activity for the fiscal quarter ended December 31, 2010	732,665	$45,966	$62.72
Repurchase activity for the fiscal quarter ended April 1, 2011	546,940	29,158	$53.30

Total	1,279,605	$75,124

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.
(2)	Excludes commission costs.

10. Comprehensive Income and Supplemental Equity Information

Comprehensive Income

The components of comprehensive income were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 26, 2010	April 1, 2011	March 26, 2010	April 1, 2011
	(in thousands)
Net income including controlling interest	$86,319	$82,482	$155,812	$169,247
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(1,800)	2,237	(4,124)	3,344
Unrealized losses on available-for-sale securities, net of tax	(288)	220	(623)	(656)
Comprehensive income	84,231	84,939	151,065	171,935

Less: comprehensive income attributable to controlling interest	377	(555)	(54)	(933)

Comprehensive income attributable to Dolby Laboratories, Inc.	$84,608	$84,384	$151,011	$171,002

Supplemental Equity Information

The following tables present the consolidated statements of changes in stockholders’ equity attributable to Dolby Laboratories, Inc. and the controlling interest:

	Dolby Laboratories, Inc. (in thousands)
	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 25, 2009	113,849	$113	$478,979	$852,475	$9,541	$1,341,108	$21,997	$1,363,105
Net income	–	–	–	154,984	–	154,984	828	155,812
Translation adjustments, net of taxes of $2,640	–	–	–	–	(3,350)	(3,350)	(774)	(4,124)
Unrealized losses on available-for-sale securities, net of taxes of $380	–	–	–	–	(623)	(623)	–	(623)
Distributions to controlling interest	–	–	–	–	–	–	(128)	(128)
Stock-based compensation expense	–	–	12,438	–	–	12,438	–	12,438
Repurchase of common stock	(1,607)	–	(83,124)	–	–	(83,124)	–	(83,124)
Tax benefit from the exercise of Class A and Class B stock options and vesting of restricted stock units	–	–	9,956	–	–	9,956	–	9,956
Class A common stock issued under employee stock plans, net of stock withheld for taxes	837	–	19,635	–	–	19,635	–	19,635
Exercise of Class B stock options	621	–	1,444	–	–	1,444	–	1,444

Balance at March 26, 2010	113,700	$113	$439,328	$1,009,459	$5,568	$1,452,468	$21,923	$1,474,391

	Dolby Laboratories, Inc. (in thousands)
	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 24, 2010	112,084	$112	$329,902	$1,135,922	$7,801	$1,473,737	$20,942	$1,494,679
Net income	–	–	–	168,448	–	168,448	799	169,247
Translation adjustments, net of taxes of $(301)	–	–	–	–	3,210	3,210	134	3,344
Unrealized losses on available-for-sale securities, net of taxes of $406	–	–	–	–	(656)	(656)	–	(656)
Distributions to controlling interest	–	–	–	–	–	–	–	–
Stock-based compensation expense	–	–	21,840	–	–	21,840	–	21,840
Capitalized stock-based compensation expense	–	–	271	–	–	271	–	271
Repurchase of common stock	(1,280)	(1)	(75,123)	–	–	(75,124)	–	(75,124)
Tax benefit from the exercise of Class A and Class B stock options and vesting of restricted stock units	–	–	11,320	–	–	11,320	–	11,320
Class A common stock issued under employee stock plans, net of stock withheld for taxes	734	1	14,260	–	–	14,261	–	14,261
Exercise of Class B stock options	411	–	954	–	–	954	–	954

Balance at April 1, 2011	111,949	$112	$303,424	$1,304,370	$10,355	$1,618,261	$21,875	$1,640,136

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products, and services revenue levels and mix, expenses, margins, net income per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies; growth opportunities and trends in the market in which we operate; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; and future competition. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

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

There are a number of current industry trends that provide us with opportunities for future growth, such as the transition to digital television from analog television, and the delivery of media content online and via mobile devices. These trends present us with an opportunity to extend the adoption of our technologies to new devices, as the methods by which content can be delivered and the number of devices capable of playing back content increase.

We are developing and marketing video technologies that we believe can improve the quality of video presentation. Our offerings include video products aimed at the cinema market, such as our digital cinema server and our Dolby 3D Digital Cinema products. We also offer our Dolby PRM-4200 Professional Reference Monitor, which we market to video professionals. In addition, we are developing and marketing multiparty voice technologies for use in online gaming and other markets.

We view the voice market and certain areas of the video market, such as our Professional Reference Monitor, as early-stage opportunities for us. We believe that our well-recognized brand, our existing customer relationships, and our history of introducing successful, innovative technologies are important strengths that will help us pursue these opportunities.

Business Model

Dolby Laboratories is a global organization that generates revenue by licensing technologies to original equipment manufacturers (OEM) of consumer entertainment (CE) products and to software vendors, and by selling products and related services to entertainment content creators and to distributors.

We work with the global entertainment industry in three principal ways:

•

First, we offer products and services to content creators and distributors, such as studios, television broadcasters, cable television operators, satellite television operators and increasingly, content streaming and download service providers. These content creators and distributors use our products and services to encode content using our technologies, allowing them to deliver a rich and immersive audio experience for consumers.

•

Second, we license our technologies, such as Dolby Digital, Dolby Digital Plus and Dolby Pulse, to OEMs and to software vendors to decode and play back audio content so that consumers can enjoy the content that has been encoded with our proprietary technologies. In so doing, we develop and deliver innovations directly to OEMs and to software vendors.

•

Third, we work directly with standards-setting organizations in an effort to have our technologies adopted in their specifications to ensure a common standard across devices that improves the overall consumer experience. Today, our technologies are standard in a wide range of consumer entertainment products, including virtually all DVD players, audio/video receivers, and personal computer (PC) software DVD players.

We have licensed our technologies to OEMs and to software vendors in 40 countries and our licensees distribute their products incorporating our technologies throughout the world. We sell our products and provide services in over 85 countries. In fiscal 2009, 2010, and the fiscal year-to-date period ended April 1, 2011, revenue from outside of the U.S. was 65%, 66%, and 67% of our total revenue, respectively. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the end location where we ship our products, while services revenue is based on the location where services are performed.

Opportunities, Challenges, and Risks

Our revenue increased 6% in the fiscal year-to-date period ended April 1, 2011 when compared to the same period in the prior fiscal year, driven by increased licensing revenue which more than offset decreased products revenue. Nonetheless, our licensing business could be affected by adverse changes in general economic conditions because our technologies are incorporated in CE products, such as PCs, digital televisions, set-top boxes, DVD players and recorders, Blu-ray Disc players, video game consoles, audio/video receivers, mobile devices, in-car entertainment systems, home-theater-in-a-box systems, camcorders, and portable media devices. Many of these products are discretionary goods, demand for which is significantly affected by general economic conditions. Deterioration or continued weakness of general economic conditions could suppress consumer demand for such products and thus harm our business. Additionally, as described below, our licensing revenue is subject to uncertainties and market and technology trends relating to market growth as well as the mix of consumer entertainment products containing our technologies. Furthermore, as described below, our products business and revenue are subject to intense competition and uncertainties relating to the transition to 3D cinema, and events and uncertainties relating to purchasing decisions by our customers.

We are monitoring the situation in Japan in light of the recent earthquake and tsunami to determine any potential risks of disruption which would adversely affect our operating results. While we are unable to predict the effect of the recent earthquake and tsunami on our licensee’s global supply chains and on demand in Japan, if the situation in Japan does not improve or worsens, it could adversely affect our future operating results.

Licensing revenue constitutes the majority of our total revenue, representing 83%, 77%, and 82% of total revenue in fiscal 2009, fiscal 2010, and the fiscal year-to-date period ended April 1, 2011, respectively. We categorize our licensing revenue into the following markets (items listed in each market incorporate our technologies):

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

Our PC market represented approximately 35%, 36%, and 31% of our licensing revenue in fiscal 2009, fiscal 2010, and the fiscal year-to-date period ended April 1, 2011, respectively. Revenue from our PC market is dependent on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included in operating systems and independent software vendors (ISV) media applications, and the terms of any royalties or other payments we receive from licensors of such software. In emerging economies, we experience problems with the usage of unauthorized copies of PC software and technologies for which we do not receive royalty payments.

In the fiscal year-to-date period ended April 1, 2011, revenue from our PC market was driven primarily by the inclusion of our technologies in operating systems and ISV media applications often included in these PC shipments. Such operating systems and ISV media applications include DVD playback and/or DVD authoring functionality. Our PC market also includes revenue from our PC Entertainment Experience (PCEE) program, a suite of technologies that enhances the audio quality of media content on entertainment-oriented PCs.

We also are affected by purchasing trends for PCs and similar computing devices. Consumers, particularly those in emerging markets, are increasingly purchasing netbooks and low-cost PCs, while an increasing number of consumers in the U.S., Europe, and Asia are purchasing tablets. Currently, most netbooks and tablets do not include operating systems or ISV media applications with our technologies. These trends could limit the total available market of devices that incorporate our technologies. For instance, it is uncertain whether or not consumers will purchase netbooks, tablets, and low-cost PCs as additional computing devices or as substitutes for high-end PCs, which typically are installed with premium versions of Microsoft’s operating system and contain optical drives. In the latter case, consumers could delay or forego purchasing high-end PCs incorporating our technologies by purchasing netbooks, tablets, or low-cost PCs, thus reducing sales of high-end PCs and adversely affecting our licensing revenue in this market. On the other hand, if consumers choose to purchase these devices as additional computing devices, sales of high-end PCs incorporating our technologies may be unaffected. We believe that we can extend our technologies to netbooks, tablets, and low-cost PCs, thus reducing the consequence of market shifts to these devices.

Windows 7, Microsoft’s newest operating system, incorporates Dolby technologies, including Dolby Digital Plus, in four of the six available editions: Home Premium, Ultimate, Professional, and Enterprise. Windows 7 Professional and Enterprise are business oriented editions. Prior to the release of Windows 7, our technologies were included only in premium consumer editions of Microsoft’s Vista operating system, the Windows Vista Home Premium Edition, and the Windows Vista Ultimate Edition.

The inclusion of our technologies in the Professional and Enterprise editions of Windows 7, which are typically purchased by the business market, increases the potential for us to receive royalties on a greater percentage of PC shipments. However, because businesses have longer technology adoption cycles than consumers and because businesses may decide not to upgrade to Windows 7, we may not realize the positive effects, or the positive effects may be delayed, from the inclusion of our technologies in business oriented editions of Windows.

Additional revenue risks associated with the Windows 7 opportunity include the following:

•

Although the inclusion of our technologies in Windows 7 Professional and Enterprise editions could result in our technologies residing in a greater percentage of PCs, the benefit from this potentially significant increase in reported units will be partially offset by substantial discounts, thereby reducing the average per unit royalty we would receive from Microsoft over time.

•	Certain PC manufacturers have excluded, and we expect others will exclude in the future, ISV media applications from their product offerings, because Windows 7 incorporates DVD playback software.

Our broadcast market, driven by demand for our technologies in televisions and set-top boxes, represented approximately 25%, 27%, and 29% of our licensing revenue in fiscal 2009, fiscal 2010, and the fiscal year-to-date period ended April 1, 2011, respectively. We view the broadcast market as an area for continued growth, primarily driven by broadcast markets outside of the U.S. We also view broadcast services, such as terrestrial broadcast or IPTV services, which operate under particular bandwidth constraints, as another area of opportunity for us to offer Dolby Digital Plus, HE AAC, and Dolby Pulse, which enable the delivery of high-quality audio content at reduced bit rates, thereby conserving bandwidth. Notwithstanding our success in the broadcast market to date, we may not be able to capitalize on these opportunities and actual results may differ from our expectations.

Our CE market, driven primarily by revenue attributable to sales of DVD players and recorders and Blu-ray Disc players, represented approximately 25%, 22%, and 23% of licensing revenue in fiscal 2009, fiscal 2010, and the fiscal year-to-date period ended April 1, 2011, respectively. Blu-ray Disc continues to represent an important source of revenue within our CE market, as Blu-ray Disc players are required to support Dolby Digital for primary audio content and Dolby Digital Plus for secondary audio content, and Dolby TrueHD is an optional audio standard. However, there is a risk that revenue from Blu-ray Disc players may not offset future declines in revenue from DVD players.

Revenue generated from our other markets was driven by gaming, mobile, licensing services, and automotive. Gaming and automotive revenue was primarily driven by sales of video game consoles and in-car entertainment systems with Dolby Digital, Dolby TrueHD, Dolby Digital Plus and ATRAC technologies. Mobile revenue was primarily driven by demand for the AAC, HE AAC, and Dolby Pulse audio compression technologies incorporated into mobile devices and Dolby Mobile, our suite of post processing technologies optimized for mobile devices. We view the mobile market as an area of opportunity to increase revenue, however actual results may differ from our expectations. Revenue from licensing services was primarily driven by demand for standards-based audio compression technologies used in broadcast, PCs, CEs, and mobile devices.

Consumer entertainment products throughout the world incorporate our technologies. We expect that sales of products incorporating our technologies in emerging economies, such as Brazil, China, India, and Russia, will increase as consumers in these markets have more disposable income to purchase entertainment products, although there can be no assurance that this will occur. We also expect that OEMs in lower cost manufacturing countries, including China, will increase production of consumer entertainment products in the future to satisfy this increased demand. Additionally, we have seen OEMs shift product manufacturing to these lower cost manufacturing countries. There are risks associated with the opportunities of doing business in emerging economies that have affected, and will continue to affect, our operating results, such as OEMs failing to report or underreporting product shipments containing our technologies.

Products revenue consists primarily of sales of equipment to cinema operators and broadcasters representing 13%, 20%, and 15% of our total revenue in fiscal 2009, fiscal 2010, and the fiscal year-to-date period ended April 1, 2011, respectively.

Our cinema products represented approximately 82%, 90%, and 88% of total products revenue in fiscal 2009, fiscal 2010, and the fiscal year-to-date period ended April 1, 2011, respectively. Sales of our cinema products tend to fluctuate based on the underlying trends in the cinema industry including the popularity of individual films, as cinema owners often purchase equipment to meet expected box office demand.

There is a trend in the cinema industry to transition to digital cinema. Digital cinema offers motion picture studios a possible means to achieve cost savings in printing and distributing movies, to combat piracy, and to enable repeated movie playback without degradation in image and audio quality. We offer our Dolby Digital Cinema screen server and central library server, which allow for the storage and playback of digital content, as well as our digital audio processor. We expect most exhibitors which are either constructing new theaters or upgrading existing theaters to choose digital cinema products over traditional film cinema products. Digital cinema specifications are based on open standards, which, unlike traditional cinema standards, do not include our proprietary audio technologies. Furthermore, we are facing more pricing and other competitive pressures in the digital cinema products market than we have experienced with our traditional film cinema products. The transition to digital cinema has been driven, in part, by the recent transition to 3D enabled screens, which require digital servers for 3D playback.

Our digital 3D products provide 3D image capabilities when combined with a digital cinema projector and server. We believe the success of certain 3D cinema releases has led to the creation and distribution of more 3D cinema content. We are uncertain at what point the demand for 3D enabled screens will be substantially satisfied. Additionally, the 3D market has become increasingly competitive, leading to our loss of market share. We also face risks that our customers maintain excess product inventory levels which could reduce future anticipated sales.

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

Our traditional film cinema products are primarily used to read and decode a film’s soundtrack, to calibrate cinema sound systems, and to adapt analog cinema audio systems to digital audio formats. As the cinema industry invested more in digital cinema, revenue from our traditional film cinema products has declined. We expect this decline to continue.

Our broadcast products represented approximately 13%, 9%, and 10% of products revenue in fiscal 2009, fiscal 2010, and the fiscal year-to-date period ended April 1, 2011, respectively. Our broadcast products are used to encode, transmit, and decode multiple channels of high-quality audio content for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming.

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

Our services revenue, which represented approximately 4%, 3%, and 3% of total revenue in fiscal 2009, fiscal 2010, and the fiscal year-to-date period ended April 1, 2011, respectively, is primarily tied to the cinema industry and, in particular, to the number of movies being made by studios and independent filmmakers. Several factors influence the number of movies produced in a given fiscal period, including strikes and work stoppages within the cinema industry as well as tax incentive arrangements that many governments provide filmmakers to promote local filmmaking.

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

We evaluate each element in a multiple element (ME) arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement fees are allocated to this combined single unit.

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

Revenue recognition for transactions which involve software, such as fees we earn from integrated software vendors, requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor specific objective evidence (VSOE) of fair value exists for those elements. For some of our ME arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial software. These elements may include support and maintenance. The fair values of these elements are recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the software. If we do not have VSOE of fair value for any undelivered element included in these ME arrangements for software, we defer revenue until all elements are delivered and/or services have been performed, or until we have VSOE of fair value for all remaining undelivered elements. If the undelivered element is support and we do not have fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period.

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

We use the income approach to determine the fair value of our reporting units, which is based on the present value of estimated future cash flows for each reporting unit. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. During our last annual goodwill impairment test, we had two reporting units—Via, which has no assigned goodwill, and Dolby Entertainment Technology (DET), with goodwill of $258.9 million. The cash flow model was based on our best estimate of future revenue and operating costs. We estimated our future revenue by applying growth rates consistent with those used in our internal forecasts to our current revenue forecasts. The revenue and cost estimates were based on several sources including our historical information, third-party industry data, and review of our internal operations. The cash flow forecasts were adjusted by a discount rate of approximately 13% based on our weighted average cost of capital derived by using the capital asset pricing model. The primary components of this model include weighting our total asset structure between our equity and debt, the risk-free rate of return on U.S. Treasury bonds, market risk premium based on a range of historical returns and forward-looking estimates, and the beta of our common stock. Our model utilized an effective tax rate of approximately 35%. We do not believe that there have been significant changes since our last annual goodwill test which would indicate that goodwill is at risk for impairment as of April 1, 2011.

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

Valuation and Classification of Investments

Fair value is the exchange price that would be received for an asset or that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

We classify our financial assets and liabilities measured at fair value using a three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that reflect the assumptions market participants would use in pricing the investment that are based on market data obtained from sources independent of the reporting entity, such as market quoted prices. Authoritative guidance establishes a three-level hierarchy prioritizing the inputs used in measuring fair value as follows: the fair value hierarchy gives the highest priority to quoted prices in active markets that are accessible by us at the measurement date for identical investments, described as Level 1, and the lowest priority to valuation techniques using unobservable inputs, described as Level 3. We obtain the fair value of our Level 2 financial instruments that are not in active markets from a primary professional pricing service using quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

The degree to which estimates and judgment are used in determining fair value, is generally dependent upon the market pricing information available for the investments, the availability of observable inputs, the frequency of trading in the investments and the investment’s complexity. If different judgments regarding unobservable inputs were made, we could potentially reach different conclusions regarding the fair value of our investments.

Stock-Based Compensation

We determine the expense for all employee stock-based awards by estimating their fair value and by recognizing that value as an expense, on a ratable basis, in the condensed consolidated financial statements over the requisite service period in which our employees earn the awards. We utilize the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of the grant. To determine the fair value of a stock-based award using the Black-Scholes option pricing model, we make assumptions regarding the expected term of the award, the expected future volatility of our stock price over the expected term of the award, and the risk-free interest rate over the expected term of the award. We estimate the expected term of our stock-based awards by evaluating historical exercise patterns of our employees. We utilize a blend of the historical volatility of our common stock and the implied volatility of our traded options as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. We reduce the stock-based compensation expense for estimated forfeitures based on our historical experience. We are required to estimate forfeitures at the time of the grant and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimate.

Results of Operations

Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change

	March 26, 2010	April 1, 2011	$	%	March 26, 2010	April 1, 2011	$	%

	($ in thousands)
Licensing	$195,944	$214,627	$18,683	10%	$361,719	$402,803	$41,084	11%
Percentage of total revenue	81%	86%			78%	82%
Products	39,839	26,347	(13,492)	(34%)	87,496	72,374	(15,122)	(17%)
Percentage of total revenue	16%	11%			19%	15%
Services	7,638	9,052	1,414	19%	15,422	17,561	2,139	14%
Percentage of total revenue	3%	3%			3%	3%

Total revenue	$243,421	$250,026	$6,605	3%	$464,637	$492,738	$28,101	6%

Licensing. The 10% increase in licensing revenue from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 was primarily driven by an increase in revenue from our broadcast market and to a lesser extent, by increases in revenue from our other markets, which more than offset a decrease in revenue from our PC market. The increase in revenue from our broadcast market was primarily driven by shipments of digital televisions and set-top boxes that incorporate our technologies in the second quarter of fiscal 2011 when compared to the second quarter of fiscal 2010. The increase in revenue from our other markets was primarily due to an increase in our mobile and gaming markets. The decreases in our PC market were primarily due to decreased ISV media applications in PC shipments and decreases in the number of notebook shipments with Dolby PC Entertainment Experience. We expect that the decreases in ISV-related revenue will continue in the future, although the effect on our future PC licensing revenue is uncertain.

The 11% increase in licensing revenue from the fiscal year-to-date period ended March 26, 2010 to the fiscal year-to-date period ended April 1, 2011 was primarily driven by increases in our broadcast and CE markets, in addition to increases in revenue from our other markets. The increase in revenue from our broadcast market was primarily driven by shipments of digital televisions and set-top boxes that incorporate our technologies in the fiscal year-to-date period ended April 1, 2011 when compared to the fiscal year-to-date period ended March 26, 2010. The increase in revenue from our CE market is primarily driven by an increase in revenue from shipments of Blu-ray Disc players incorporating our technologies.

The increase in revenue from our other markets was primarily due to an increase in our gaming, automotive, and licensing services markets. The increase in our gaming market was driven by sales of video game consoles that incorporate our technologies, while the increase in our automotive market was driven by sales of in-car entertainment systems that incorporate our technologies.

Products. Products revenue decreased 34% from the second quarter of fiscal 2010 to the second quarter of fiscal 2011. In the second quarter of fiscal 2010, revenue included recognition of $8.0 million of deferred revenue related to sales prior to the beginning of fiscal 2010, which were accounted for under previous revenue accounting standards, as well as $31.8 million of current period sales accounted for under the new accounting standards. In the second quarter of fiscal 2011, substantially all products revenue resulted from current period sales accounted for under the new accounting standards. Additionally, decreased 3D product sales in the second quarter of fiscal 2011 resulted from decreased market share and reduced demand from a significant 3D customer. Our product sales are likely to be materially affected if demand for our 3D products does not improve.

Products revenue decreased 17% from the fiscal year-to-date period ended March 26, 2010 to the fiscal year-to-date period ended April 1, 2011. The year-to date period ended March 26, 2010 included recognition of $22.0 million of deferred revenue related to sales prior to the beginning of fiscal 2010, which were accounted for under previous revenue accounting standards. This decrease is partially offset by increases in revenue from digital cinema products from the fiscal year-to-date period ended March 26, 2010 to the fiscal year-to-date period ended April 1, 2011.

Services. The 19% increase in services revenue from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 was primarily attributable to increases in revenue from mastering services on digital and traditional films, security certificates on encoded content, and support and maintenance.

The 14% increase in services revenue from the fiscal year-to-date period ended March 26, 2010 to the fiscal year-to-date period ended April 1, 2011 was due to virtual print fees during the first quarter of fiscal 2011, which are generated from certain leased digital cinema assets, security certificates on encoded content, and other services revenue.

Gross Margin

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended

	March 26,2010	April 1,2011	March 26,2010	April 1,2011

	($ in thousands)
Cost of licensing	$5,537	$5,771	$9,563	$9,732
Licensing gross margin percentage	97%	97%	97%	98%
Cost of products	20,622	20,031	48,706	42,229
Products gross margin percentage	48%	24%	44%	42%
Cost of services	3,464	2,655	7,147	5,635
Services gross margin percentage	55%	71%	54%	68%

Total gross margin percentage	88%	89%	86%	89%

Licensing Gross Margin. We license intellectual property to our customers that may be internally developed, acquired by us, or licensed from third parties. Our cost of licensing consists principally of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Our cost of licensing also includes third-party royalty obligations paid to license intellectual property that we then sublicense to our customers. Licensing gross margin was unchanged from the second quarter of fiscal 2010 to the second quarter of fiscal 2011, and remained flat from the fiscal year-to-date period ended March 26, 2010 when compared to the fiscal year-to-date period ended April 1, 2011.

Products Gross Margin. Cost of products primarily consists of the cost of materials related to the products sold, applied labor, manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Our cost of products also includes third-party royalty obligations paid to license intellectual property that we then include in our products. Products gross margin decreased 24 points from the second quarter of fiscal 2010 to the second quarter of fiscal 2011. This decrease is primarily due to $4.2 million of discrete charges, consisting of $2.8 million related to 3D inventory valuation and 3D inventory adjustments, a $0.7 million loss on the sale of certain leased digital cinema assets that were previously provided under operating leases, and royalty and other charges. The decrease in margin in the current quarter is also partially attributable to more promotional activity related to 3D products in the second quarter of fiscal 2011.

Products gross margin decreased two points from the fiscal year-to-date period ended March 26, 2010 to the fiscal year-to-date period ended April 1, 2011. This decrease is primarily due to the same reasons discussed above with respect to the changes from the second quarter of fiscal 2010 to the second quarter of fiscal 2011. These decreases were offset by recognition in the fiscal year-to-date period ended March 26, 2010 of $22.0 million of deferred revenue and associated costs related to digital cinema and 3D product sales prior to the beginning of fiscal 2010, which had lower margins than our traditional film cinema and broadcast products and our current digital cinema and 3D products.

Services Gross Margin. Cost of services primarily consists of payroll and benefits costs for employees performing our professional services, the cost of outside consultants, and reimbursable expenses incurred on behalf of customers. Services gross margin increased 16 points from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 due to a higher percentage of security certificates and support and maintenance revenue, which have higher gross margins due to lower associated costs, in the second quarter of fiscal 2011. While we continue to recognize revenue related to virtual print fee assets, the majority of these assets were classified as held for sale, and accordingly, depreciation was not recorded for these assets in fiscal 2011.

Services gross margin increased 14 points from the fiscal year-to-date period ended March 26, 2010 to the fiscal year-to-date period ended April 1, 2011, due to the same reasons discussed above with respect to the changes from the second quarter of fiscal 2010 to the second quarter of fiscal 2011.

Operating Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change

	March 26, 2010	April 1, 2011	$	%	March 26, 2010	April 1, 2011	$	%

	($ in thousands)
Research and development	$25,248	$28,399	$3,151	12%	$48,048	$56,726	$8,678	18%
Percentage of total revenue	10%	11%			10%	12%
Sales and marketing	26,724	37,545	10,821	40%	57,108	75,762	18,654	33%
Percentage of total revenue	11%	15%			12%	15%
General and administrative	29,630	35,155	5,525	19%	57,512	72,197	14,685	26%
Percentage of total revenue	12%	14%			12%	15%
Restructuring charges, net	118	–	(118)	n/a	303	785	482	n/a
Percentage of total revenue	n/a	n/a			n/a	n/a

	$81,720	$101,099	$19,379	24%	$162,971	$205,470	$42,499	26%

The fiscal year-to-date periods presented herein include the 26 week period ended March 26, 2010, and the 27 week period ended April 1, 2011. This additional week in the first quarter of fiscal 2011 resulted in additional expenses, primarily related to personnel costs.

Research and Development. Research and development expenses consist primarily of personnel and personnel-related costs, facility costs, consulting and temporary help, and depreciation of property, plant and equipment. The 12% increase in research and development expenses from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 was primarily driven by increases in personnel costs due to increased headcount, depreciation of property, plant and equipment, and stock-based compensation expense, partially offset by decreases in performance-based compensation expenses.

The 18% increase in research and development expenses for the fiscal year-to-date period ended March 26, 2010 to the fiscal year-to-date period ended April 1, 2011 is primarily due to the same reasons discussed above with respect to the changes from the second quarter of fiscal 2010 to the second quarter of fiscal 2011.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel-related expenses, advertising and promotion expenses, travel-related expenses for our sales and marketing functions, tradeshow expenses, depreciation and amortization expense, facility costs, and consulting and temporary help expenses. Sales and marketing expenses increased 40% from the second quarter of fiscal 2010 to the second quarter of fiscal 2011. This increase was primarily driven by gains on settlements, which are reductions to operating expenses, due to payments received from implementation licensees in the amount of $7.2 million in the second quarter of fiscal 2010 as compared to less than $0.1 million in the second quarter of fiscal 2011. There were further increases in personnel costs due to increased headcount, stock-based compensation expense, advertising and promotion expenses. These increases were partially offset by decreases in performance-based compensation expenses.

The 33% increase in sales and marketing expenses from the fiscal year-to-date period ended March 26, 2010 to the fiscal year-to date period ended April 1, 2011 was primarily due to the same reasons discussed above with respect to the changes from the second quarter of fiscal 2010 to the second quarter of fiscal 2011, as well as increases in consulting and temporary help expenses and depreciation and amortization expenses.

General and Administrative. General and administrative expenses consist primarily of personnel and personnel-related expenses, consulting and temporary help, professional fees, and depreciation of property, plant and equipment. The 19% increase in general and administrative expenses from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 was primarily due to increases in consulting and temporary help expense, stock-based compensation expense, and bad debt expense, partially offset by decreases in performance-based compensation expenses.

The 26% increase in general and administrative expenses from the fiscal year-to-date period ended March 26, 2010 to the fiscal year-to-date period ended April 1, 2011 is primarily due to the same reasons discussed above with respect to the changes from the second quarter of fiscal 2010 to the second quarter of fiscal 2011.

Restructuring Charges, net. Restructuring charges for the fiscal quarter and fiscal year-to-date period ended April 1, 2011 include severance charges attributable to the reorganization of our global business infrastructure. See Note 6 “Restructuring” for additional details.

Other Income, Net

	Fiscal Quarter Ended		Change			Fiscal Year-to-Date Ended		Change

	March 26,2010	April 1,2011	$	%		March 26,2010	April 1,2011	$	%

	($ in thousands)					($ in thousands)
Interest income	$1,954	$1,953	$(1)	(0%	)	$3,786	$3,567	$(219)	(6%	)
Interest expense	(112)	(85)	27	24%		(197)	(368)	(171)	(87%	)
Other income, net	9	156	147	1633%		469	689	220	47%

Total other income, net	$1,851	$2,024	$173	9%		$4,058	$3,888	$(170)	(4%	)

Other income, net, primarily consists of interest income earned on cash, cash equivalents, and investments, as well as net gains/losses from foreign currency transactions.

Income Taxes

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended

	March 26, 2010	April 1, 2011	March 26, 2010	April 1, 2011

	($ in thousands)
Provision for income taxes	$47,610	$40,012	$84,496	$64,313
Effective tax rate	36%	33%	35%	28%

Our effective tax rate is based upon a projection of our annual fiscal year results. Our effective tax rate was 36% and 33% for the second quarter of fiscal 2010 and the second quarter of fiscal 2011, respectively. In the first quarter of fiscal 2011, we made an election to indefinitely reinvest a portion of our undistributed earnings in a foreign subsidiary, which resulted in a reduction to the fiscal year 2011 tax rate. This election may result in additional decreases to the effective tax rate in future years, but the decreases, if any, cannot yet be determined. Additionally, in the first quarter of fiscal 2011, a change in the tax law retroactively reinstated the federal research and development tax credits. As a result, we recognized an increase in federal research and development tax credits for fiscal 2011 compared to fiscal 2010, thereby further lowering our effective tax rate.

As of April 1, 2011, the Company had gross unrecognized tax benefits of $10.2 million, of which $4.1 million would impact the effective tax rate from continuing operations if recognized. During the year-to-date period ended April 1, 2011, there was a $5.2 million decrease in unrecognized tax benefits resulting from the Company’s settlement of an audit during the period, of which $0.3 million favorably impacted the effective tax rate.

Our effective tax rate was 35% for the year-to-date period ended March 26, 2010 and 28% for the fiscal year-to-date period ended April 1, 2011. The decrease in the effective tax rate is primarily due to the release in the first quarter of fiscal 2011 of a deferred tax liability of $11.0 million related to the amortization of an intangible asset from a prior year acquisition, which was the result of the restructuring of our international operations. Additionally, the same reasons discussed above with respect to the changes from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 also decreased the effective tax rate for the year-to-date period ended April 1, 2011 when compared to the year-to-date period ended March 26, 2010.

Liquidity, Capital Resources, and Financial Condition

	September 24, 2010	April 1, 2011
	(in thousands)
Cash and cash equivalents	$545,861	$520,268
Short-term investments	302,269	266,818
Long-term investments	190,837	347,092
Accounts receivable, net	54,257	73,657
Accounts payable and accrued liabilities	148,214	136,216
Working capital(a)	894,657	874,823

	March 26, 2010	April 1, 2011
Net cash provided by operating activities	184,482	171,591
Capital expenditures (b)	(18,064)	(19,551)
Net cash used in investing activities	(162,053)	(149,735)
Net cash used in financing activities	(52,551)	(48,604)

(a)	Working capital consists of total current assets less total current liabilities.
(b)	Capital expenditures consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements, production and test equipment.

Our principal sources of liquidity are our cash, cash equivalents, and investments, as well as cash flows from our operations. We believe that our cash, cash equivalents, short-term investments, and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Net cash provided by operating activities during the fiscal year-to-date period ended April 1, 2011 decreased $12.9 million when compared to the fiscal year-to-date period ended March 26, 2010, primarily due to the following:

•	Increased inventory purchases and better inventory availability in fiscal 2011 compared to fiscal 2010 when we had a component inventory shortage, and
•	Higher income tax payments made relative to the current tax provision.

Net cash used in investing activities during the fiscal year-to-date period ended April 1, 2011 decreased $12.3 million when compared to the fiscal year-to-date period ended March 26, 2010, primarily due to the following:

•	An increase in net purchases of available-for-sale investments; offset by
•	Cash payments related to the acquisition of a business in the first quarter of fiscal 2011, while no such acquisition occurred during the fiscal year-to-date period ended March 26, 2010.

Net cash used in financing activities during the fiscal year-to-date period ended April 1, 2011 decreased $3.9 million when compared to the fiscal year-to-date period ended March 26, 2010, primarily due to the following:

•	Fewer share repurchases in the fiscal year-to-date period ended April 1, 2011; offset by
•	Reduced net proceeds from the exercise of employee stock awards.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments.

As of April 1, 2011, we had cash and cash equivalents of $520.3 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $613.9 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper and U.S. agency securities. These investments are subject to fluctuations in interest rates, which could impact our results. At April 1, 2011 the weighted-average effective maturity of our investment portfolio was less than one year. Based on our investment portfolio balance as of April 1, 2011, a hypothetical change in interest rates of 1% would have approximately a $5.8 million impact, and a change of 0.5% would have approximately a $2.9 million impact on the carrying value of our portfolio.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Licensing revenue constitutes the majority of our total revenue, representing 83%, 77%, and 82% in fiscal 2009, 2010, and the fiscal year-to-date period ended April 1, 2011, respectively. We do not manufacture consumer entertainment products ourselves and we depend on sales by our licensees of products that incorporate our technologies for our licensing revenue. We cannot control our licensees’ product development or commercialization efforts or predict their success. We also face the risk that our licensees retain product channel inventory levels that exceed future anticipated sales. If such product sales do not occur in the time frame anticipated by our licensees for any reason, these licensees may substantially decrease the number of technologies they license from us in subsequent periods.

We are monitoring the situation in Japan in light of the recent earthquake and tsunami to determine any potential risks of disruption which would adversely affect our operating results. While we are unable to predict the effect of the recent earthquake and tsunami on our licensee’s global supply chains and on demand in Japan, if the situation in Japan does not improve or worsens, it could adversely affect our future operating results.

In addition, our license agreements, which typically require OEMs and software vendors to pay us a specified royalty for every product shipped that incorporates our technologies, do not require these OEMs to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, our revenue will decline if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties.

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

Revenue from our PC market is dependent on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included in operating systems and independent software vendors (ISV) media applications, and the terms of any royalties or other payments we receive from licensors of such software. As technologies, market forces, and relationships among industry participants evolve, the manner in which and the extent to which our technologies are included in operating systems and ISV media applications may change, resulting in a change to the nature and extent of our royalties and a material effect on our revenue. Revenue from our PC market has been driven primarily by the inclusion of our technologies in operating systems (select editions of Windows 7 and Vista) and ISV media applications often included in these PC shipments. These operating systems and ISV media applications include DVD playback that use our technologies.

PC shipments often include both an operating system and an ISV media application, each with DVD playback functionalities that include our technologies. Due in part to Windows 7 DVD playback enhancements and pricing pressure, an increasing number of PC manufacturers have excluded, and we expect more PC manufacturers in the future will exclude, ISV media applications on PCs. Further, consumers may increasingly purchase PCs with editions of Windows 7 that do not contain our technologies, or businesses may delay or choose not to upgrade their current operating systems to the Windows 7 operating system.

In emerging economies, we have experienced problems with the usage of unauthorized copies of PC software and technologies for which we do not receive royalty payments. Additionally, consumers, particularly those in emerging markets, are increasingly purchasing netbooks and low cost PCs, while an increasing number of consumers in the U.S., Europe, and Asia are purchasing tablets. Currently, most netbooks and tablets do not include operating systems or ISV media applications with our technologies. These trends could limit the total available market of PCs that incorporate our technologies. We expect these trends to continue in the future.

If PC unit shipments decline or do not grow, or if the mix of these PC units containing our technologies decreases, our licensing revenue will be adversely affected.

General economic conditions may reduce our revenue and harm our business.

We continue to be cautious regarding future general economic conditions and their potential for suppressed consumer demand in the markets in which we license our technologies and sell our products. Our business could be affected by adverse changes in general economic conditions because our technologies are incorporated in consumer entertainment products, which are generally discretionary goods, such as PCs, digital televisions, set-top boxes, DVD players and recorders, Blu-ray Disc players, video game consoles, audio/video receivers, mobile devices, in-car entertainment systems, home-theater-in-a-box systems, camcorders, and portable media devices. The global economic environment has adversely affected consumer confidence, disposable income, and spending. While we cannot predict future general economic conditions, these conditions may persist or worsen.

Furthermore, continued weakness in general economic conditions may result in a greater likelihood that more of our licensees and customers will become delinquent on their obligations to us or be unable to pay, which in turn, could result in a higher level of write-offs. Additionally, such economic conditions may result in increased underreporting and non-reporting of royalty bearing revenue by our licensees as well as increased unauthorized use of our technologies, all of which would adversely affect our revenues.

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

Our ability to penetrate new and existing markets for our technologies depends on increased consumer demand for products that contain our technologies, which may not occur. Some of these markets are ones in which we have not previously participated, and we may not adequately adapt our business and our technologies to consumer demand.

If new and existing markets for our technologies do not develop or consumer demand for products that contain our technologies does not grow, our business and prospects would be materially adversely affected.

If we do not continue to develop and deliver innovative technologies in response to industry and technology changes, our business could decline.

Our future success depends to a great extent on our ability to continue to develop and deliver innovative technologies in a timely manner that are widely adopted in response to changes in the entertainment industry markets and that are compatible with the technologies or products introduced by other entertainment industry participants. The rapid change and technological evolution that characterize the markets for our products and the markets for our licensees’ products can render our products and technologies obsolete or unmarketable.

We will need to expend considerable resources on research and development, or acquisitions, in the future in order to develop and deliver innovative products and technologies. Despite our efforts, we may not be able to develop, or acquire, and effectively market new products, technologies and services in a timely manner that competitively addresses the needs of changing entertainment industry markets. For example, we cannot ensure that Dolby Axon or Dolby Volume will address the needs of the marketplace, be effectively marketed, or be successful technologies.

Additionally, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. For example, while we view the continued advancements in online and mobile media content delivery as an area of opportunity, if we are not able to competitively address the needs of the changing online and mobile markets our ability to generate revenue from those markets would be limited. At times such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere.

We face many risks related to the emerging 3D cinema market.

We face many risks in the 3D cinema market which may affect our ability to successfully participate in that market, including, but not limited to the following:

•	We are uncertain at what point the demand for 3D enabled screens will be substantially satisfied.

•	We face risks that our customers maintain excess product inventory levels which could reduce future anticipated sales.

•

At least one of our competitors has exclusive licensing arrangements for 3D products with theater exhibitors, which has in the past and we expect will in the future restrict our ability to compete in the 3D market.

•	The 3D market has become increasingly competitive and we may lose further market share.

•	Industry participants may perceive our up-front 3D equipment costs and reusable glasses business model or our 3D products as less attractive.

•	Our participation in the 3D cinema market will be limited to the extent theaters do not convert from analog to digital cinema.

•	Demand for our 3D cinema products is driven by the number of 3D cinema releases and the commercial success of those releases.

•	Our 3D glasses could become subject to regulation in the U.S. and other countries in the future, which could restrict how our 3D glasses are manufactured, used or marketed.

•

There has been increased public scrutiny of potential health risks relating to viewing 3D movies. If these potential health risks are substantiated, the popularity of 3D movies could decline. In addition, if health risks associated with our 3D products materialize, we may become subject to government regulation or product liability claims, including personal injury claims.

If we are unable to manage these risks effectively, our ability to compete profitably in the 3D cinema market will be adversely affected.

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

As cinema exhibitors have constructed new theaters or upgraded existing theaters they have generally chosen digital cinema over traditional film cinema and we expect this trend to continue. Digital cinema, which is based on open standards, does not include our proprietary audio technologies. As the cinema industry continues to adopt digital cinema, the demand for our traditional film cinema products and services has declined significantly and we anticipate that the demand for film based products will decline in future periods. Furthermore, exhibitors adopting digital cinema can choose from multiple digital cinema playback servers, many of which may not contain our technologies. If the demand for our traditional film cinema products and services continues to decrease without a meaningful increase in revenue from digital cinema products and services, our revenue stream from the cinema industry would be adversely affected.

A decrease in demand for our cinema products and services could adversely affect our consumer products licensing business.

A decrease in the demand for our cinema products and services could adversely affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new technologies, which can later be licensed to OEMs and service providers, would be impaired. If, in such circumstances, we are unable to adapt our products and services or introduce new products for the digital cinema market successfully, our business could be materially adversely affected.

Sales of DVD players have declined significantly and we expect them to decline further, which may result in a decline in our licensing revenue that may not be offset by revenue from Blu-ray Disc players.

In the past, growth in our revenue had been the result, in large part, of the rapid growth in sales of DVD players incorporating our technologies. However, as the markets for DVD players have matured, sales of DVD players generally have declined and we expect future sales of DVD players generally to continue to decline. While revenue from Blu-ray Disc players have recently offset DVD player revenue declines, future revenue from Blu-ray Disc players may not offset future declines in revenue from DVD players which would adversely affect our operating results.

To the extent that sales of DVD players continue to decline or alternative technologies in which we do not participate replace DVDs or Blu-ray Disc as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

A shift away from DVD and Blu-ray Disc to online media content consumption through connected televisions, set-top boxes, and other devices could result in declines in revenue from DVD and Blu-ray Disc players. Such declines would adversely affect our licensing revenue. In addition, if new technologies or distribution channels are developed that compete with or replace DVD and Blu-ray Disc players as dominant media for consumer video entertainment, we may not be able to develop complementary technologies for and generate revenue from those new technologies or distribution channels. Furthermore, new technologies or distribution channels may be less profitable for us than DVD and Blu-ray Disc players. Any of the foregoing could adversely affect our business and operating results.

Our operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees and of the satisfaction of our revenue recognition criteria.

Our quarterly operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees and when we have met all revenue recognition criteria. We recognize license revenue only after we receive royalty reports from our licensees regarding the shipment of their products that incorporate our technologies and after all other revenue recognition criteria are met. As a result, the timing of our licensing revenue depends upon the timing of our receipt of those reports, and when we cannot determine the creditworthiness of our customers, the receipt of cash.

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

Additionally, there have been times in the past when we have not recognized large amounts of products and services revenue in a given quarter, or over several quarters, because all of our revenue recognition criteria were not met in prior periods. Any of the foregoing could cause our operating results to vary significantly from period-to-period.

Inaccurate licensee royalty reporting could materially adversely affect our operating results.

We generate licensing revenue primarily from OEMs and software vendors who license our technologies and incorporate those technologies in their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to accurately report their shipments. However, we have difficulty independently determining whether or not our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive, time consuming, and potentially detrimental to our ongoing business relationships with our licensees.

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

A successful challenge by a third party could result in the termination of a license agreement or increase the amount of royalties we have to pay to the third party, which would decrease our gross margin and adversely affect our operating results.

Unauthorized use of our intellectual property could materially adversely affect our operating results.

We have often experienced, and expect to continue to experience, problems with non-licensee OEMs and software vendors, particularly in emerging economies, such as China, incorporating our technologies or incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. Manufacturers of integrated circuits, or ICs, containing our technologies occasionally sell these ICs to third parties who are not our system licensees. These sales, and the failure of such manufacturers to report the sales, facilitate the unauthorized use of our intellectual property. As emerging economies transition from analog to digital content we expect to experience increased problems with this form of piracy, which would adversely affect our operating results.

We have limited experience in non-sound technology markets which could limit our future growth.

Our future growth will depend, in part, upon our expansion into areas beyond sound technologies. For example, in addition to our digital cinema initiative, we are exploring other areas that facilitate delivery of digital entertainment, such as technologies for processing digital moving images. We will need to spend considerable resources in the future on research and development or acquisitions in order to deliver innovative non-sound products and technologies. However, we have limited experience in non-sound technology markets and, despite our efforts, non-sound products, technologies, and services we expect to develop or acquire and market may not achieve or sustain market acceptance, may not meet industry needs, and may not be accepted as industry standards. If we are unsuccessful in selling non-sound products, technologies, and services, the future growth of our business may be limited.

If our products and technologies are not adopted as industry standards, our business prospects could be limited and our operating results could be adversely affected.

The entertainment industry depends upon industry standards to ensure compatibility across delivery platforms and a wide variety of consumer entertainment products. Accordingly, we make significant efforts to design our products and technologies to address capability, quality, and cost considerations so that they either meet, or, more importantly, are adopted as, industry standards across the broad range of entertainment industry markets in which we participate, as well as the markets in which we hope to compete in the future. To have our products and technologies adopted as industry standards, we must convince a broad spectrum of standards-setting organizations throughout the world, as well as our major customers and licensees who are members of such organizations, to adopt them as such and to ensure that other industry standards are consistent with our products and technologies. If our technologies are not adopted or do not remain as industry standards, our business, operating results, and prospects could be materially and adversely affected.

Additionally, the market for broadcast technologies has traditionally been heavily based upon industry standards, often set by governments or other standards-setting organizations, and we expect this to be the case in the future. If our technologies are not chosen as industry standards for broadcasting in particular geographic areas, this could adversely affect our ability to compete in these markets.

It may be more difficult for us, in the future, to have our technologies adopted as individual industry standards to the extent that entertainment industry participants collaborate on the development of industry standard technologies.

Standards-setting organizations are increasingly adopting or establishing technology standards for use in a wide range of consumer entertainment products. As a result, it is more difficult for individual companies to have their technologies adopted wholesale as an informal industry standard. We call this type of standard a “de facto” industry standard, meaning that the industry has widely adopted the technology, although no industry standards-setting organization has explicitly mandated such standard. Increasingly there are multiple companies, including ones that typically compete against one another, involved in the development of new technologies for use in entertainment-oriented products. As a result, these companies often license their collective intellectual property rights as a group, making it more difficult for any single company to have its technologies adopted widely as a de facto industry standard or to have its technologies adopted as an exclusive, explicit industry standard for consumer entertainment products.

Even if our technologies are adopted as an explicit industry standard for a particular market, market participants may not widely adopt our technologies.

Even when a standards-setting organization mandates our technologies for a particular market, which we call an “explicit” industry standard, our technologies may not be the sole technologies adopted for that market as an explicit industry standard. Accordingly, our operating results depend upon participants in that market choosing to adopt our technologies instead of competitive technologies that also may be acceptable under such standard. For example, the continued growth of our revenue from the broadcast market will depend upon both the continued global adoption of digital television generally and the choice to use our technologies where it is one of several accepted industry standards.

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

As of April 1, 2011, we had nearly 2,120 individual issued patents and over 2,140 pending patent applications in nearly 50 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through July 2030. Of these, 28 patents are scheduled to expire in the remainder of calendar year 2011, 52 patents are scheduled to expire in calendar year 2012, and 31 patents are scheduled to expire in calendar year 2013. Patents relating to our Dolby Digital technologies, from which we principally derive our licensing revenue, have begun to expire and the remaining patents relating to this technology generally expire between now and 2017. Additional patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2018 and 2026. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire in 2021.

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

Additionally, some of our current or future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete, particularly in the market for online media content. These competitors may also be able to offer integrated system solutions in markets for sound or non-sound entertainment technologies at a lower price than our technologies, including audio, video, and rights management technologies related to PCs or the internet, which could make competing technologies that we develop unnecessary.

Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

Maintaining and strengthening the Dolby brand is critical to maintaining and expanding our licensing, products, and services business, as well as to our ability to enter new markets for our sound and other technologies. Our continued success depends, in part, on our reputation for providing high quality technologies, products and services across a wide range of entertainment markets, including the CE, PC, broadcast and gaming markets. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business and prospects will suffer. Furthermore, we believe that the strength of our brand may affect the likelihood that our technologies are adopted as industry standards in various markets and for various applications. Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to successfully enter into new markets, and to provide high quality products and services in these new markets, which we may not do successfully.

Our licensing of industry standard technologies can be subject to restrictions that could adversely affect our business and prospects.

When a standards-setting organization mandates our technologies as explicit industry standards, we generally must agree to license such technologies on a fair, reasonable, and non-discriminatory basis, which could limit our control over the use of these technologies. In these situations, we must often limit the royalty rates we charge for these technologies, which could adversely affect our revenue. Furthermore, we may be unable to limit to whom we license such technologies, and may be unable to restrict many terms of the license.

We have in the past, and may in the future, be subject to claims that our industry standard technologies may not conform to the requirements of the standards-setting organization. Allegations such as these could be asserted in private actions seeking monetary damages and injunctive relief, or in regulatory actions. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies in ways that could injure our reputation and otherwise materially and adversely affect our business, operating results, and prospects.

We face risks in conducting business in China and other emerging economies.

We believe that various trends will increase our exposure to the risks of conducting business in emerging economies. For example, we expect the number of OEMs in emerging economies, such as China, to increase due to the availability of lower manufacturing costs as compared to those of other industrial countries and the continued industry shift by retailers towards lower end DVD and more recently Blu-ray Disc player and television offerings. We have seen OEMs shift product manufacturing to these lower cost manufacturing countries and expect more OEMs to do so in the future. We also believe that our sales of products and services in emerging economies will expand in the future to the extent that the use of digital surround sound technologies increases in these countries, including in movies and broadcast television, and as consumers there become more affluent. We face many risks associated with operating in these emerging economies, in large part due to limited recognition and enforcement of contractual and intellectual property rights. As a result, we may experience difficulties in enforcing our intellectual property rights in these emerging economies, where intellectual property rights are not as respected as they are in the U.S., Japan, and Europe. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants worldwide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate. If we are unable to develop, maintain, and strengthen these relationships, our revenue from these countries could be adversely affected.

We have limited or no patent protection for some of our technologies in particular countries, including China, Taiwan, and India, which could limit our ability to grow our business in these markets.

In China and Taiwan we have only limited patent protection, especially with respect to our Dolby Digital technologies. In India, we have no issued patents for Dolby Digital technologies. Consequently, maintaining or growing our licensing revenue will depend on our ability to obtain patent rights in these countries for existing and new technologies, which is uncertain. Furthermore, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is likewise uncertain.

Our licensing revenue depends in large part upon semiconductor manufacturers incorporating our technologies into integrated circuits.

Our licensing revenue from system licensees depends in large part upon the availability of ICs that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer entertainment products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce, and then sell them to system licensees. We do not control the IC manufacturers’ decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts nor predict their success. As a result, if these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if, for any reason, they sell fewer ICs incorporating our technologies, our operating results will be adversely affected.

Pricing pressures on the system licensees who incorporate our technologies into their products could limit the licensing fees we charge for our technologies, which could adversely affect our revenue.

The markets for the consumer entertainment products in which our technologies are incorporated are intensely competitive and price sensitive. Retail prices for consumer entertainment products that include our sound technologies, such as DVD players and home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, OEMs have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge our customers who incorporate our technologies into the consumer entertainment products that they sell. Furthermore, while we have contractual rights with many of our licensees for cost of living adjustments to our royalty rights, we may not be able to negotiate those terms in our contracts with existing and new licensees. Additionally, downward cost of living adjustments would result in declines in the licensing fees that we charge. A decline in, or the modification or loss of the contractual right to increase, the licensing fees we charge could materially and adversely affect our operating results.

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

In some instances, we have contractually agreed to provide indemnifications to licensees relating to our intellectual property. Additionally, at times in the past, we have chosen to defend our licensees from third party intellectual property infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future. Any of these results could harm our brand, our operating results, and our financial condition.

We may have disputes with our licensees regarding our licensing arrangements.

At times, we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us regarding our licensing royalty rate practices including our adherence to licensing on fair, reasonable, and non-discriminatory terms and potential antitrust claims. Damages and requests for injunctive relief asserted in claims like these could be material, and could be disruptive to our business. Any disputes with our customers or potential customers or other third parties could adversely affect our business, results of operations, and prospects.

We face risks relating to the transition to digital cinema.

A number of companies offer competing products for digital cinema that exhibitors may perceive to be potentially advantageous to our products. Some of these competing products are priced lower than our products or offer features, such as support for 4K presentation. At least one of our competitors has a significantly greater installed base of its competing digital cinema playback servers than we do which us limiting our eventual share of the digital cinema market and could materially and adversely affect our operating results. As the market for digital cinema has grown, we have faced more pricing and other competitive pressures than we have historically experienced for our traditional film cinema products. As a result, we have implemented and may have to continue to implement pricing strategies which will have an adverse effect on our products gross margins in the future.

Acquisition activities could result in operating difficulties and other harmful consequences.

We have evaluated, and expect to continue to evaluate, a wide array of possible strategic transactions, including acquisitions. We consider these types of transactions in connection with our efforts to expand our business beyond sound technologies. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future, any of these transactions could be material in relation to our market capitalization, financial condition or results of operations. The process of integrating an acquired company, business or technology may create unforeseen difficulties and expenditures. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures, and languages, currency risks, and risks associated with the particular economic, political, and regulatory environment in specific countries. Also, the anticipated benefit of our acquisitions may not materialize.

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

Furthermore, acquisitions may have an adverse impact on our financial condition and results of operations, including a potential adverse impact on our gross margins.

Future acquisitions could result in the need to obtain financing on unfavorable terms, including dilutive equity issuances.

Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, and write-offs of goodwill, any of which could harm our operating results or financial condition. Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

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

If we fail to maintain and expand our relationships with a broad range of entertainment industry participants, including film studios, broadcasters, video game designers, music producers, mobile media content producers, and OEMs, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment markets that we serve. For example, sales of our products and services are particularly dependent upon our relationships with the major film studios and broadcasters, and licensing of our technologies is particularly dependent upon our relationships with system licensees, software vendors, and IC manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be less likely to purchase and use our technologies, products, and services, or create content incorporating our technologies, which could materially harm our business and prospects. Additionally, if major entertainment industry participants form strategic relationships that exclude us, whether in licensing, products, or services, our business and prospects could be materially adversely affected.

We face diverse risks in our international business, which could adversely affect our operating results.

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2009, 2010, and the fiscal year-to-date period ended April 1, 2011, revenue from outside the U.S. was 65%, 66%, and 67% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide.

Due to our reliance on sales to customers outside the U.S., we are subject to the risks of conducting business internationally, including:

•

Our ability to enforce our contractual and intellectual property rights, especially in those foreign countries that do not recognize and enforce intellectual property rights to the same extent as do the U.S., Japan, and European countries, which increases the risk of unauthorized, and uncompensated, use of our technologies;

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

A significant number of our employees are located outside the U.S. This means we have exposure to changes in foreign laws governing our relationships with our employees, which could have a direct impact on our operating costs. Expansion into international markets has required, and will require, significant management attention and resources. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local employment laws and regulations, which may be substantially different from those in the U.S.

Revisions to patent laws and regulations in the U.S. and abroad may adversely impact our ability to obtain, license and enforce our patent rights.

Our licensing business depends in part on the uniform and consistent treatment of patent rights in the U.S. and abroad. Changes to the patent laws and regulations in the U.S. and abroad may limit our ability to obtain, license, and enforce our rights. Additionally, court and administrative rulings may interpret existing patent laws and regulations in ways that adversely affect our ability to obtain, license, and enforce our patents. For example, recent rulings by the U.S. Supreme Court concerning injunctions may make it more difficult, under some circumstances, for us to obtain injunctive relief against a party that has been found to infringe one or more of our patents, and rulings regarding patent challenges by licensees could potentially make it easier for our licensees to challenge our patents even though they have already agreed to take a license.

Our ability to develop proprietary technologies in markets in which “open standards” are adopted may be limited, which could adversely affect our ability to generate revenue.

Standards-setting organizations, such as those for digital cinema technologies, may require the use of so-called “open standards,” meaning that the technologies necessary to meet those standards are publicly available. The use of open standards may reduce our opportunity to generate revenue, as open standards technologies are based upon non-proprietary technology platforms in which no one company maintains ownership over the dominant technologies.

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

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual revenue and operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our business and prospects, and could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenue or the volatility of the market price of our stock include:

•	Fluctuations in demand for our products and for the digital entertainment products of our licensees;

•	Adverse developments in general economic conditions;

•	The amount and timing of our operating costs, capital expenditures, and related charges, including those related to the expansion or consolidation of our business, operations, and infrastructure;

•	Changes in business cycles that affect the markets in which we sell our products and services or the markets for consumer entertainment products incorporating our technologies;

•	Fluctuations in the timing of royalty reports we receive from our licensees, including late or sporadic reports;

•	Variations in the time-to-market of our technologies in the entertainment industry markets in which we operate;

•	Corrections to licensees’ reports received in periods subsequent to those in which the original revenue was reported;

•

The announcement, introduction or enhancement of technologies, products, and services, by us, our licensees and our competitors, and market acceptance of these new or enhanced technologies, products, and services;

•	Rapid, wholesale changes in technology in the entertainment industries in which we compete;

•

Events and conditions in the cinema industry, including box office receipts that affect the number of theaters constructed, the number of movies produced and exhibited, the general popularity of motion pictures, and strikes by cinema industry participants;

•	The financial resources of cinema exhibitors available to buy our products or to equip their theaters to accommodate upgraded or new technologies;

•	Consolidation by participants in the markets in which we compete, which could result among other things in pricing pressure;

•	Seasonal electronics product shipment patterns by our system licensees, particularly in the first quarter, which generally result in revenue in the second quarter;

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

Our business is dependent upon protecting our patents, trademarks, trade secrets, copyrights, and other intellectual property rights. Licensing revenue represented 83%, 77%, and 82% of our total revenue in the fiscal years 2009, 2010, and the fiscal year-to-date period ended April 1, 2011, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

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

We are monitoring the situation in Japan in light of the recent earthquake and tsunami to determine any potential risks of disruption to the supply chain for our products. At this point, the situation does not appear to have a material negative effect on the manufacture of our products in the short term although the long term effect on our supply chain remains uncertain.

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

At April 1, 2011, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 58,570,000 shares of our Class B common stock. As of April 1, 2011, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99.6% of our outstanding Class B common stock, which in the aggregate represented approximately 91.4% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.

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

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As previously announced, Ray Dolby as Trustee of the Ray Dolby Trust under the Dolby Family Trust Instrument dated May 7, 1999 adopted a Rule 10b5-1 trading plan in the second quarter of fiscal 2011 to sell a total of up to 3 million shares of the Company’s Class A common stock (or approximately 5.1% of Ray Dolby’s direct and indirect holdings) in compliance with Rule 144 under the Securities Act. Sales under the trading plan may commence in May 2011, are based upon pre-established stock price thresholds, and are subject to daily volume limits. The trading plan will expire once all of the shares have been sold or on May 31, 2012, whichever is earlier. We cannot predict the effect the trading plan sales may have on the future trading prices of our Class A common stock. As of April 1, 2011, we had a total of 111,948,558 shares of Class A and Class B common stock outstanding. Of these shares, we along with our selling stockholders sold 31,625,000 shares of Class A common stock, and our principal stock holder sold an additional 8,000,000 shares of Class A common stock in a secondary offering in May 2007.

As of April 1, 2011, our directors and executive officers beneficially held 58,580,000 shares of Class B common stock, 100,336 shares of Class A common stock, vested options to purchase 30,000 shares of Class B common stock and vested options to purchase 456,135 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended April 1, 2011, we issued an aggregate of 95,502 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since April 2, 2011 through April 21, 2011, we issued an aggregate of 3,193 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of approximately $0.3 million in the fiscal quarter ended April 1, 2011, and less than $0.1 million in the period since April 2, 2011, through April 21, 2011 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of April 21, 2011 options to purchase an aggregate of 331,331 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information regarding the Company’s purchases of its Class A Common stock, $0.001 par value per share, during the second quarter of fiscal 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2011 - January 28, 2011	119,216	$65.93	119,216	$254.9 million
January 29, 2011 - February 25, 2011	82,853	51.31	82,853	$250.6 million
February 26, 2011 - April 1, 2011	344,871	49.41	344,871	$233.6 million

Total	546,940		546,940

(1)	The stock repurchase program does not have an expiration date. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as the Company considers appropriate.

(2)	Amounts shown in this column reflect amounts remaining under the stock repurchase program.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10.1*	2005 Stock Pan, as amended and restated	Current Report on Form 8-K	February 8, 2011

10.2*‡	Offer letter by and between Andy Sherman and Dolby Laboratories, Inc.

10.3*‡	Consulting Agreement by and between David Dolby and Dolby Laboratories, Inc.

10.4*‡	Services Agreement by and between Peter Gotcher and Dolby Laboratories, Inc.

31.1‡	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2‡	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document

101.SCH‡	XBRL Taxonomy Extension Schema Document

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	XBRL Extension Definition

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory arrangement
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011

DOLBY LABORATORIES, INC.

By:	/s/ Murray J. Demo
Murray J. Demo
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)