Form 10-Q
period 2011-07-01
Dolby Laboratories, Inc.
filed 2011-08-04
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2011

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

On July 21, 2011 the registrant had 52,655,614 shares of Class A common stock, par value $0.001 per share, and 57,773,454 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 24, 2010	July 1, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$545,861	$594,604
Short-term investments	302,269	309,067
Accounts receivable, net	54,257	39,370
Inventories	28,338	23,416
Deferred taxes	102,758	91,401
Prepaid expenses and other current assets	26,930	36,058

Total current assets	1,060,413	1,093,916
Long-term investments	190,837	280,380
Property, plant and equipment, net	94,097	108,334
Intangible assets, net	67,019	55,463
Goodwill	264,580	268,009
Deferred taxes	19,948	18,811
Other non-current assets	14,878	6,314

Total assets	$1,711,772	$1,831,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,606	$5,621
Accrued liabilities	144,608	114,344
Income taxes payable	7,895	3,675
Deferred revenue	9,647	12,976

Total current liabilities	165,756	136,616
Long-term deferred revenue	12,775	14,850
Deferred taxes	11,547	621
Other non-current liabilities	27,015	23,274

Total liabilities	217,093	175,361

Stockholders’ equity:
Class A common stock	53	53
Class B common stock	59	58
Additional paid-in capital	329,902	255,575
Retained earnings	1,135,922	1,366,118
Accumulated other comprehensive income	7,801	11,895

Total stockholders’ equity – Dolby Laboratories, Inc.	1,473,737	1,633,699
Controlling interest	20,942	22,167

Total stockholders’ equity	1,494,679	1,655,866

Total liabilities and stockholders’ equity	$1,711,772	$1,831,227

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 25, 2010	July 1, 2011	June 25, 2010	July 1, 2011
Revenue:	(unaudited)
Licensing	$170,326	$181,790	$532,045	$584,593
Products	52,651	28,395	140,147	100,769
Services	7,292	8,814	22,714	26,375

Total revenue	230,269	218,999	694,906	711,737

Cost of revenue:
Cost of licensing	3,719	4,095	13,282	13,827
Cost of products (1)	23,336	20,320	72,042	62,549
Cost of services (1)	3,407	3,518	10,554	9,153
Impairment of products provided under operating leases	9,594	-	9,594	-

Total cost of revenue	40,056	27,933	105,472	85,529

Gross margin	190,213	191,066	589,434	626,208

Operating expenses:
Research and development (1)	27,513	34,086	75,561	90,812
Sales and marketing (1)	36,527	36,726	93,635	112,488
General and administrative (1)	29,165	32,397	86,677	104,594
Restructuring charges, net	1,068	(48)	1,371	737

Total operating expenses	94,273	103,161	257,244	308,631

Operating income	95,940	87,905	332,190	317,577
Interest income	1,879	1,670	5,665	5,237
Interest expense	(392)	690	(589)	322
Other income, net	655	186	1,124	875

Income before provision for income taxes	98,082	90,451	338,390	324,011
Provision for income taxes	(34,394)	(28,404)	(118,890)	(92,717)

Net income including controlling interest	63,688	62,047	219,500	231,294
Less: net income attributable to controlling interest	(236)	(299)	(1,064)	(1,098)

Net income attributable to Dolby Laboratories, Inc.	$63,452	$61,748	$218,436	$230,196

Earnings per share attributable to Dolby Laboratories, Inc.:
Basic	$0.56	$0.55	$1.92	$2.06
Diluted	$0.55	$0.55	$1.89	$2.03
Weighted-average shares outstanding:
Basic	113,254	111,494	113,775	111,893
Diluted	115,282	112,349	115,780	113,165

Related party rent expense included in general and administrative expenses	$343	$343	$1,029	$1,029

(1) Stock-based compensation was classified as follows:
Cost of products	$126	$169	$305	$483
Cost of services	36	47	99	129
Research and development	1,869	2,632	4,613	7,566
Sales and marketing	2,573	3,429	6,522	9,792
General and administrative	3,540	4,639	9,476	14,946

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year-to-Date Ended
	June 25, 2010	July 1, 2011
Operating activities:	(unaudited)
Net income including controlling interest	$219,500	$231,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,545	33,975
Stock-based compensation	21,015	32,916
Amortization of premium on investments	6,384	12,375
Excess tax benefit from exercise of stock options	(16,890)	(12,643)
Provision for doubtful accounts	(181)	828
Losses on Put Rights	6,506	-
Gains on auction rate certificates	(7,601)	-
Deferred income taxes	(21,782)	1,573
Impairment of products provided under operating leases	9,594	-
Payment on litigation settlement	(3,000)	(3,000)
Other non-cash items affecting net income	2,007	175
Changes in operating assets and liabilities:
Accounts receivable	(24,595)	14,065
Inventories	(4,087)	4,927
Prepaid expenses and other assets	15,730	(6,718)
Accounts payable and accrued liabilities	23,759	(27,789)
Income taxes, net	31,903	6,386
Deferred revenues	(24,282)	5,400
Other non-current liabilities	(74)	395

Net cash provided by operating activities	259,451	294,159

Investing activities:
Purchases of available-for-sale securities	(556,172)	(454,795)
Proceeds from sales and maturities of available-for-sale securities	519,857	345,619
Purchases of property, plant and equipment	(24,882)	(30,334)
Acquisitions, net of cash acquired	-	(3,350)
Other investments	(825)	-
Proceeds from sales of property, plant and equipment and assets held for sale	-	3,077

Net cash used in investing activities	(62,022)	(139,783)

Financing activities:
Repayment of long-term debt	(1,192)	-
Proceeds from issuance of Class A common stock (Employee Stock Purchase Plan)	4,060	5,429
Net proceeds from exercise of stock options	32,948	17,491
Repurchase of common stock	(177,648)	(142,500)
Excess tax benefit from exercise of stock options	16,890	12,643

Net cash used in financing activities	(124,942)	(106,937)

Effect of foreign exchange rate changes on cash	(5,067)	1,304

Net decrease in cash and cash equivalents	67,420	48,743
Cash and cash equivalents at beginning of period	451,678	545,861

Cash and cash equivalents at end of period	$519,098	$594,604

Supplemental disclosure:
Cash paid for income taxes	$108,598	$84,689
Cash paid for interest	546	242

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

The results for the fiscal quarter and fiscal year-to-date period ended July 1, 2011 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 30, 2011.

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

Fiscal Year

Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended June 25, 2010 and July 1, 2011, and the 39 week period ended June 25, 2010 and the 40 week period ended July 1, 2011. Our fiscal year ended September 24, 2010 (fiscal 2010) consisted of 52 weeks, while our fiscal year ending September 30, 2011 (fiscal 2011) consists of 53 weeks.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

2.  Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010.

3.  Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 24, 2010 and July 1, 2011 consist of the following:

	September 24, 2010	July 1, 2011

	(in thousands)
Cash and cash equivalents:
Cash	$156,440	$361,005
Cash equivalents:
Money market funds	354,428	218,600
U.S. agency securities	10,000	-
Commercial paper	19,993	14,999
Municipal debt securities	5,000	-

Total cash and cash equivalents	545,861	594,604

Short-term investments:
Corporate bonds	3,788	38,230
Commercial paper	9,990	-
Municipal debt securities	188,123	253,585
U.S. agency securities	70,376	17,252
U.S. and foreign government bonds	29,992	-

Total short-term investments	302,269	309,067

Long-term investments:
Corporate bonds	25,870	76,267
Municipal debt securities	127,458	194,111
U.S. agency securities	27,522	10,002
U.S. government bonds	9,987	-

Total long-term investments	190,837	280,380

Total cash, cash equivalents and investments	$1,038,967	$1,184,051

Our investment portfolio, which is recorded as cash equivalents, short-term investments, and long-term investments, was as follows:

	September 24, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$29,983	$-	$-	$29,983
Corporate bonds	29,238	420	-	29,658
Money market funds	354,428	-	-	354,428
Municipal debt securities	318,825	1,781	(25)	320,581
U.S. agency securities	107,512	390	(4)	107,898
U.S. government bonds	39,949	30	-	39,979

Cash equivalents and investments	$879,935	$2,621	$(29)	$882,527

	July 1, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$14,999	$-	$-	$14,999
Corporate bonds	113,979	546	(28)	114,497
Money market funds	218,600	-	-	218,600
Municipal debt securities	446,314	1,456	(74)	447,696
U.S. agency securities	27,073	181	-	27,254

Cash equivalents and investments	$820,965	$2,183	$(102)	$823,046

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

The following tables show the gross unrealized losses and the fair value of those available-for-sale securities that were in an unrealized loss position:

	September 24, 2010
	Less than 12 months		12 months or greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in thousands)
Municipal debt securities	$62,494	$(25)	$-	$-	$62,494	$(25)
U.S. agency securities	30,112	(4)	-	-	30,112	(4)

Total	$92,606	$(29)	$-	$-	$92,606	$(29)

	July 1, 2011
	Less than 12 months		12 months or greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in thousands)
Corporate bonds	$10,957	$(28)	$-	$-	$10,957	$(28)
Municipal debt securities	82,873	(74)	-	-	82,873	(74)

Total	$93,830	$(102)	$-	$-	$93,830	$(102)

The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of July 1, 2011, we owned 31 securities that were in an unrealized loss position. We do not intend to sell, nor do we believe we will need to sell, these securities before we recover the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at September 24, 2010 or July 1, 2011 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.

The following table summarizes the amortized cost and estimated fair value of short-term and long-term available-for-sale investments based on stated maturities as of July 1, 2011:

		July 1, 2011
	Amortized Cost	Fair Value

		(in thousands)
Due within 1 year	$308,099	$309,067
Due in 1 to 2 years	247,738	248,715
Due in 2 to 3 years	31,529	31,665

Total	$587,366	$589,447

Accounts Receivable

Accounts receivable consists of the following:

	September 24, 2010	July 1, 2011
	(in thousands)
Trade accounts receivable	$45,651	$36,379
Accounts receivable related to patent administration program	10,646	5,603

Accounts receivable, gross	56,297	41,982
Less: allowance for doubtful accounts	(2,040)	(2,612)

Accounts receivable, net	$54,257	$39,370

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 24, 2010	July 1, 2011
	(in thousands)
Raw materials	$10,314	$10,042
Work in process	3,109	3,606
Finished goods	14,915	9,768

Inventories	$28,338	$23,416

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 24, 2010	July 1, 2011
	(in thousands)
Prepaid assets	$16,191	$17,980
Other current assets	1,650	6,233
Income tax receivable	3,497	9,854
Assets held for sale	5,592	1,991

Prepaid expenses and other current assets	$26,930	$36,058

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

We also hold digital cinema equipment that we leased to exhibitors with a carrying value of approximately $1.0 million that is not yet classified as held for sale since it does not meet all the held for sale criteria. These assets are classified as products provided under operating leases and held for use, and remain within property, plant and equipment.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

	September 24, 2010	July 1, 2011

	(in thousands)
Land	$12,835	12,890
Buildings	27,029	27,163
Leasehold improvements	33,264	39,704
Machinery and equipment	16,080	20,749
Computer systems and software	43,611	64,465
Furniture and fixtures	9,440	9,661
Products provided under operating leases	1,209	1,045

	143,468	175,677
Less: accumulated depreciation	(49,371)	(67,343)

Property, plant and equipment, net	$94,097	$108,334

Depreciation expense for our property, plant and equipment is included in cost of products, cost of services, research and development expenses, sales and marketing expenses, and general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and Intangible Assets

The following table outlines changes to the carrying amount of goodwill:

Total

(in thousands)
Balance at September 24, 2010	$264,580
Acquired goodwill	182
Translation adjustments	3,247

Balance at July 1, 2011	$268,009

Intangible assets consist of the following:

	September 24, 2010			July 1, 2011

	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:	(in thousands)
Acquired patents and technology	$61,767	$(24,986)	$36,781	$61,748	$(30,156)	$31,592
Customer relationships	30,790	(10,095)	20,695	30,749	(12,027)	18,722
Customer contracts	5,973	(4,483)	1,490	6,063	(6,063)	-
Other intangibles	20,307	(12,254)	8,053	20,308	(15,159)	5,149

Total	$118,837	$(51,818)	$67,019	$118,868	$(63,405)	$55,463

Amortization expense for our intangible assets is included in cost of licensing, cost of products, research and development, and sales and marketing expenses in the accompanying condensed consolidated statements of operations.

As of July 1, 2011, we expect amortization expense in future periods to be as follows:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2011	$3,825
2012	12,711
2013	11,937
2014	10,293
2015	7,833
Thereafter	8,864

Total	$55,463

Accrued Liabilities

Accrued liabilities consist of the following:

	September 24, 2010	July 1, 2011

	(in thousands)
Accrued royalties	$4,140	$3,225
Amounts payable to joint licensing program partners	42,837	50,643
Accrued compensation and benefits	62,044	28,952
Accrued professional fees	8,078	5,732
Current portion of litigation settlement	2,890	-
Accrued customer refunds	4,120	6,143
Other accrued liabilities	20,499	19,649

Accrued liabilities	$144,608	$114,344

Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	September 24, 2010	July 1, 2011

	(in thousands)
Supplemental retirement plan obligations	$2,118	$2,158
Non-current tax liabilities	20,036	15,259
Other liabilities	4,861	5,857

Other non-current liabilities	$27,015	$23,274

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following:

	September 24, 2010	July 1, 2011

	(in thousands)
Accumulated foreign currency translation gains, net of tax of ($2,655) and ($2,804)	$6,195	$10,603
Accumulated unrealized gains on available-for-sale securities, net of tax of ($986) and ($789)	1,606	1,292

Total accumulated other comprehensive income	$7,801	$11,895

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Dolby Laboratories, Inc.:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended

	June 25, 2010	July 1, 2011	June 25, 2010	July 1, 2011

	(in thousands, except per share amounts)
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$63,452	$61,748	$218,436	$230,196

Denominator:
Weighted-average shares outstanding - basic	113,254	111,494	113,775	111,893
Potential common shares from options to purchase Class A and Class B common stock	1,817	757	1,835	1,076
Potential common shares from restricted stock units	211	98	170	196

Weighted-average shares outstanding - diluted	115,282	112,349	115,780	113,165

Net income per share attributable to Dolby Laboratories, Inc. - basic	$0.56	$0.55	$1.92	$2.06
Net income per share attributable to Dolby Laboratories, Inc. - diluted	$0.55	$0.55	$1.89	$2.03

Anti-dilutive options excluded from calculation	1,414	3,563	1,950	3,043
Anti-dilutive restricted stock units excluded from calculation	29	384	403	471

Withholding and Sales Tax

We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities, and for which we receive a related foreign tax credit in our income tax provision. Withholding tax remittances were $8.0 million and $7.6 million in the fiscal quarters ended June 25, 2010 and July 1, 2011, respectively. Withholding tax remittances were $24.1 million and $23.4 million in the fiscal year-to-date periods ended June 25, 2010 and July 1, 2011, respectively. We account for sales tax on a net basis by excluding sales tax from our revenue.

Revenue from Material Customer

In the fiscal quarters ended June 25, 2010 and July 1, 2011, revenue from one customer was $28.9 million and $28.7 million, respectively, or 13% of revenue for each quarter, respectively. In the fiscal year-to-date periods ended June 25, 2010 and July 1, 2011, the same customer accounted for $84.2 million and $95.0 million, respectively, or 12% and 13% of total revenue, respectively.

Income Taxes

Our effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate was 35% and 31% for the fiscal quarters ended June 25, 2010 and July 1, 2011, respectively, and 35% and 29% for the fiscal year-to-date periods ended June 25, 2010 and July 1, 2011, respectively.

In the fiscal quarter ended December 31, 2010, we made an election to indefinitely reinvest a portion of our undistributed earnings in a foreign subsidiary, which resulted in a reduction to the fiscal year 2011 tax rate. Additionally, in the same quarter, a change in the tax law retroactively reinstated the federal research and development tax credits for a portion of fiscal 2010. As a result, we recognized an increase in federal research and development tax credits for fiscal 2011 compared to fiscal 2010, thereby further lowering our effective tax rate.

In the fiscal quarter ended December 31, 2010, we also completed the restructuring of our international operations, which resulted in the release of a deferred tax liability of $11.0 million related to the amortization of an intangible asset from a prior year acquisition.

Release of Value-Added Tax (VAT) Reserves

During the fiscal quarter ended July 1, 2011, we completed our analysis of recent VAT law changes enacted in the European Union. Based on this analysis, we released $2.1 million of VAT reserves and related estimated penalties which were recorded as a reduction of general and administrative expense. Additionally, we released $0.8 million of VAT-related interest reserves, which was recorded as a reduction of interest expense. These liabilities were previously recorded in other accrued liabilities.

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

Level 1:	Quoted prices in active markets at the measurement date for identical assets and liabilities.

Level 2:	Prices may be based on quoted prices in active markets or inputs not quoted on active markets but are corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities carried at fair value as of September 24, 2010 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$2,200	$-	$-	$2,200
Money market funds (2)	354,428	-	-	354,428
Commercial paper (2)	-	29,983	-	29,983
Corporate bonds (2)	-	29,658	-	29,658
Municipal debt securities (2)	-	320,581	-	320,581
U.S. agency securities (2)	-	107,898	-	107,898
U.S. government bonds (2)	-	39,979	-	39,979

Total	$356,628	$528,099	$-	$884,727

(1)	These assets are included within prepaid expenses and other current assets and other non-current assets.
(2)	These assets are included within cash and cash equivalents, short-term investments, and long-term investments.

	Level 1	Level 2	Level 3	Total

	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$2,200	$-	$-	$2,200

Total	$2,200	$-	$-	$2,200

(1)	These liabilities are included within accrued liabilities and other non-current liabilities.

Financial assets and liabilities carried at fair value as of July 1, 2011 are classified below:

	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$2,349	$-	$-	$2,349
Money market funds (2)	218,600	-	-	218,600
Commercial paper (2)	-	14,999	-	14,999
Corporate bonds (3)	-	114,497	-	114,497
Municipal debt securities (3)	-	447,696	-	447,696
U.S. agency securities (3)	-	27,254	-	27,254

Total	$220,949	$604,446	$-	$825,395

(1)	These assets are included within prepaid expenses and other current assets and other non-current assets.
(2)	These assets are included within cash and cash equivalents.
(3)	These assets are included within short-term investments and long-term investments.

	Level 1	Level 2	Level 3	Total

	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$2,349	$-	$-	$2,349

Total	$2,349	$-	$-	$2,349

(1)	These liabilities are included within accrued liabilities and other non-current liabilities.

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

We did not own any Level 3 financial assets or liabilities as of September 24, 2010 or July 1, 2011.

5.	Stock-Based Compensation

We have adopted compensation plans that provide for grants of stock-based awards as a form of compensation to employees, officers, and directors. We have issued stock-based awards in the form of stock options, restricted stock units, stock appreciation rights, and shares issued under our employee stock purchase plan. Stock-based compensation expense for the fiscal quarters and fiscal year-to-date periods ended June 25, 2010 and July 1, 2011 was as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended

	June 25, 2010	July 1, 2011	June 25, 2010	July 1, 2011

	(in thousands)
Stock-based compensation
Stock options	$5,133	$5,930	$13,348	$18,957
Restricted stock units	2,735	4,805	6,676	13,526
Employee stock purchase plan	165	227	477	593
Stock appreciation rights	111	(46)	514	(160)

Total stock-based compensation	$8,144	$10,916	$21,015	$32,916

During the fiscal quarters and fiscal year-to-date periods ended June 25, 2010 and July 1, 2011, grants of stock-based awards were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended

	June 25, 2010	July 1, 2011	June 25, 2010	July 1, 2011

Stock options granted	106,710	98,155	1,446,881	1,529,468
Weighted average exercise price of options granted	$64.13	$46.35	$51.91	$64.09
Restricted stock units granted	22,580	26,540	406,030	456,165
Weighted average grant price of restricted stock units granted	$64.21	$46.35	$51.82	$63.24

6.	Restructuring

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

Changes in our restructuring accruals, which are included within accrued liabilities on our condensed consolidated balance sheets, were as follows:

	Severance	Other associated costs	Total

	(in thousands)
Balance at September 24, 2010	$2,804	$230	$3,034
Restructuring charges	836	(99)	737
Cash payments	(3,640)	(131)	(3,771)

Balance at July 1, 2011	$-	$-	$-

7.	Legal Proceedings

We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights, commercial, employment and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse effect on our operating results or financial condition. However, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period. Other than as described in Note 11 “Subsequent Events”, there has been no material change in the status of legal proceedings since our fiscal year ended September 24, 2010.

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

In November 2009, we announced a stock repurchase program, whereby we may repurchase up to $250.0 million of our Class A common stock. In July 2010, our Board of Directors approved an additional $300.0 million for our stock repurchase program, for a total authorization of up to $550.0 million in stock repurchases. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors including price, regulatory requirements, and other market conditions. We may limit, suspend, or terminate the stock repurchase program at any time without prior notice. This program does not have a specified expiration date. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock.

Stock repurchase activity under the stock repurchase program during the fiscal year-to-date period ended July 1, 2011 is summarized as follows:

	Shares Repurchased	Cost (in thousands) (1)	Average Price Paid per Share (2)
Repurchase activity for the fiscal quarter ended December 31, 2010	732,665	$45,966	$62.72
Repurchase activity for the fiscal quarter ended April 1, 2011	546,940	29,158	$53.30
Repurchase activity for the fiscal quarter ended July 1, 2011	1,465,264	67,376	$45.97

Total	2,744,869	$142,500

(1) Cost of stock repurchases includes the price paid per share and applicable commissions.

(2) Excludes commission costs.

10.	Comprehensive Income and Supplemental Equity Information

Comprehensive Income

The components of comprehensive income were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended

	June 25, 2010	July 1, 2011	June 25, 2010	July 1, 2011

	(in thousands)
Net income including controlling interest	$63,688	$62,047	$219,500	$231,294
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(975)	1,191	(5,101)	4,535
Unrealized gains / (losses) on available-for-sale securities, net of tax	91	342	(532)	(314)
Comprehensive income	62,804	63,580	213,867	235,515
Less: comprehensive income attributable to controlling interest	(361)	(292)	(414)	(1,225)

Comprehensive income attributable to Dolby Laboratories, Inc.	$62,443	$63,288	$213,453	$234,290

Supplemental Equity Information

The following tables present the consolidated statements of changes in stockholders’ equity attributable to Dolby Laboratories, Inc. and the controlling interest:

	Dolby Laboratories, Inc. (in thousands)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total

Balance at September 25, 2009	113,849	$ 113	$ 478,979	$ 852,475	$ 9,541	$ 1,341,108	$ 21,997	$ 1,363,105

Net income	-	-	-	218,436	-	218,436	1,064	219,500
Translation adjustments, net of taxes of $2,882	-	-	-	-	(4,451)	(4,451)	(650)	(5,101)
Unrealized losses on available-for-sale securities, net of taxes of $324	-	-	-	-	(532)	(532)	-	(532)
Distributions to controlling interest	-	-	-	-	-	-	(127)	(127)
Stock-based compensation expense	-	-	20,501	-	-	20,501	-	20,501
Repurchase of common stock	(3,099)	-	(177,648)	-	-	(177,648)	-	(177,648)
Tax benefit from the exercise of Class A and Class B stock options and vesting of restricted stock units	-	-	16,401	-	-	16,401	-	16,401
Class A common stock issued under employee stock plans, net of stock withheld for taxes	1,289	-	34,814	-	-	34,814	-	34,814
Exercise of Class B stock options	887	-	2,194	-	-	2,194	-	2,194

Balance at June 25, 2010	112,926	$ 113	$ 375,241	$ 1,070,911	$ 4,558	$ 1,450,823	$ 22,284	$ 1,473,107

	Dolby Laboratories, Inc. (in thousands)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total

Balance at September 24, 2010	112,084	112	329,902	1,135,922	7,801	$ 1,473,737	20,942	1,494,679

Net income	-	-	-	230,196	-	230,196	1,098	231,294
Translation adjustments, net of taxes of ($149)	-	-	-	-	4,408	4,408	127	4,535
Unrealized losses on available-for-sale securities, net of taxes of $197	-	-	-	-	(314)	(314)	-	(314)
Distributions to controlling interest	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	32,575	-	-	32,575	-	32,575
Capitalized stock-based compensation expense	-	-	445	-	-	445	-	445
Repurchase of common stock	(2,745)	(3)	(142,497)	-	-	(142,500)	-	(142,500)
Tax benefit from the exercise of Class A and Class B stock options and vesting of restricted stock units	-	-	12,232	-	-	12,232	-	12,232
Class A common stock issued under employee stock plans, net of stock withheld for taxes	963	1	21,845	-	-	21,846	-	21,846
Exercise of Class B stock options	450	1	1,073	-	-	1,074	-	1,074

Balance at July 1, 2011	110,752	$ 111	$ 255,575	$ 1,366,118	$ 11,895	$ 1,633,699	$ 22,167	$1,655,866

11. Subsequent Events

During the fiscal quarter ended July 1, 2011, we filed patent infringement lawsuits in the United States and in Germany against Research in Motion Ltd. (RIM), a previously unlicensed user of certain of our patented technologies. After July 1, 2011, RIM signed a license agreement with Via, our wholly-owned subsidiary and the licensing administrator for the patent pool which includes Dolby’s essential AAC patents, which entitles us to back royalties for Dolby technologies used in RIM’s products. Based on this license agreement, we expect to recognize back royalties related to the Dolby patents and Via administration fees of approximately $15.2 million as revenue during the fourth quarter of fiscal 2011. We also expect to receive interest related to these back royalties of approximately $2.2 million, which is expected to be recognized as interest income.

On August 4, 2011, we announced an additional $250.0 million authorization for repurchases of our Class A Common Stock under our existing stock repurchase program to offset dilution from the Company’s equity compensation programs. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate. The timing of repurchases and the number of shares repurchased will depend on a variety of factors including price, regulatory requirements, the rate of dilution from the Company’s equity compensation programs, and other market conditions. We may limit, suspend or terminate the stock repurchase program at any time without prior notice. Any shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A Common Stock.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products, and services revenue levels and mix, expenses, margins, net income per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies; growth opportunities and trends in the market in which we operate; our plans, strategies and expected opportunities in general, and with respect to our PC market in particular; the deployment of and demand for our products and products incorporating our technologies; and future competition. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

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

•

Third, we work directly with standards-setting organizations in an effort to have our technologies adopted in their specifications to ensure a common standard across devices that improves the overall consumer experience. Today, our technologies are standard in a wide range of CE products, including virtually all DVD players, audio/video receivers, and personal computer (PC) software DVD players.

We have licensed our technologies to OEMs and to software vendors in 40 countries and our licensees distribute their products incorporating our technologies throughout the world. We sell our products and provide services in over 85 countries. In fiscal 2009, 2010, and the fiscal year-to-date period ended July 1, 2011, revenue from outside of the U.S. was 65%, 66%, and 67% of our total revenue, respectively. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the end location where we ship our products, while services revenue is based on the location where services are performed.

Opportunities, Challenges, and Risks

Our revenue increased 2% in the fiscal year-to-date period ended July 1, 2011 when compared to the same period in the prior fiscal year, driven by increased licensing revenue which more than offset decreased products revenue. Our licensing and products markets are characterized by rapid technological changes, new and improved product introductions, changing customer demands, evolving industry standards, changing licensee needs, and product obsolescence. Additionally, as described below, our licensing revenue is subject to uncertainties and market and technology trends relating to market growth as well as the mix of CE products containing our technologies. Our licensing business could be affected by adverse changes in general economic conditions because our technologies are incorporated in CE products, many of which are discretionary goods. Furthermore, as described below, our products business and revenue are subject to intense competition and uncertainties relating to the transition to 3D cinema, and events and uncertainties relating to purchasing decisions by our customers.

Licensing revenue constitutes the majority of our total revenue, representing 83%, 77%, and 82% of total revenue in fiscal 2009, fiscal 2010, and the fiscal year-to-date period ended July 1, 2011, respectively. We categorize our licensing revenue into the following markets (items listed in each market incorporate our technologies):

•	PC market: primarily consists of software DVD players and Microsoft Windows operating systems

•	Broadcast market: primarily consists of televisions and set-top boxes

•	CE market: primarily consists of DVD players and recorders, Blu-ray Disc players, audio/video receivers, and home-theater-in-a-box systems

•	Other markets:

•	Gaming—primarily consists of video game consoles

•	Mobile—primarily consists of cell phones and other mobile devices

•	Licensing services—revenue from the administration of joint licensing programs

•	Automotive—primarily consists of in-car DVD players.

The growth of the internet, accompanied by a shift to online content consumption, has resulted in a consumer trend toward an array of online streaming and download services around the world. With this shift, online content is now being delivered to a universe of playback devices beyond the PC, such as connected TVs, set-top boxes, and gaming consoles as well as tablets and mobile devices. We view this shift as an opportunity to provide additional value to the entertainment ecosystem by improving the audio experience for content delivered online and by increasing compatibility across these devices. In particular, we view this as an opportunity to deliver high quality audio experiences across a wider range of playback devices and online services while reducing the likelihood of inconsistent playback experiences.

In the area of content creation and delivery, in addition to our formats being standard in DVD, Blu-ray and broadcast, we are working to extend our formats to online delivery services. To achieve this we are working to get more online content encoded with our technologies. For example, we work with aggregators of online content, such as Netflix, Amazon, VUDU, Apple, and the Roxio Now platform, to encode content and with leading music services, such as Rhapsody and Omnifone, to adopt our encoding tools for a rich music experience.

Our PC market represented approximately 35%, 36%, and 31% of our licensing revenue in fiscal 2009, fiscal 2010, and the fiscal year-to-date period ended July 1, 2011, respectively. Our technologies are a common ingredient in most PCs today, primarily due to the popularity of DVD and Blu-ray playback being incorporated into PCs as well as the inclusion of Dolby technologies in the DVD and Blu-ray standards. We expect the growth of the internet and online content consumption to provide an opportunity to deliver additional value on the PC and to increase our addressable market by improving the audio experience for content delivered online and by increasing the compatibility across these devices.

Over time, we have licensed our technologies to a range of PC licensees including independent software vendors (ISVs), PC manufacturers (OEMs), and operating system providers. The release of major operating systems has historically resulted in changes in the mix of our PC licensees. In 2007, Microsoft introduced its Windows Vista operating system, which included our technologies within two of its operating system editions to enable DVD audio playback. In fiscal 2009, Microsoft released its current operating system, Windows 7, which includes our technologies within four editions to enable DVD audio playback. Over this period of time, the mix of our PC licensing revenue from operating systems has increased relative to that from OEMs and ISVs. Currently, we license our audio codec technologies directly to OEMs such as Apple, Toshiba, and Sony to support optical disc playback on PCs, and we license our PC Entertainment Experience (PCEE) technologies to multiple PC OEMs through our PCEE licensing program. We also license our technologies through ISVs such as Cyberlink and Corel.

Our technologies are not included in the current software build of the Windows 8 operating system under development. If our technologies are not included in the commercial version of the Windows 8 operating system, we expect to support DVD playback functionality by increasingly licensing our technologies directly to OEMs and ISVs and we will seek to extend our technologies to support online content playback. Given the anticipated release date of Windows 8, we would not expect these changes to have a financial impact until fiscal 2013, as we expect that Microsoft will continue to license its Windows 7 operating systems with our technologies at least until the release of Windows 8. Beyond this, the financial impact is uncertain and would depend on several factors, including:

•	The extent and rate at which Windows 8 is adopted in the marketplace;

•	The extent to which earlier versions of Microsoft operating systems, including Windows 7, continues to be licensed after the release of Windows 8;

•	Our ability to establish and extend direct licensing relationships with OEMs and ISVs, as we have done in the past;

•	The rate at which disc-based media shifts to online media content resulting in fewer PCs with optical disc drives and declines in PC DVD and Blu-ray Disc players;

•	If we license our technologies on a per device basis, rather than on a per application basis, we will no longer collect multiple royalties per PC which may impact our results of operations; and

•	Our ability to extend the adoption of our technologies in online and mobile platforms.

In the short term, revenue from our PC market continues to be dependent on several factors, including underlying PC unit shipment growth and the extent to which our technologies are included in operating systems and ISV media applications. We continue to face risks relating to:

•	Unauthorized and infringing PC software with our technologies for which we do not receive royalty payments;

•	Purchasing trends for netbooks, low-cost PCs, and tablets, which may not include operating systems or ISV media applications with our technologies;

•	We may not realize positive effects to the extent we anticipate, or the positive effects may be delayed, from the inclusion of our technologies in business-oriented editions of Windows 7;

•

The inclusion of our technologies in business-oriented editions of Windows 7 could result in our technologies residing in a greater percentage of PCs, resulting in substantial discounts and reducing the average per unit royalty we receive from Microsoft over time; and

•	Certain PC OEMs have excluded, and we expect others will exclude in the future, ISV media applications from their product offerings, because Windows 7 incorporates DVD playback software.

Our broadcast market, driven by demand for our technologies in televisions and set-top boxes, represented approximately 25%, 27%, and 30% of our licensing revenue in fiscal 2009, fiscal 2010, and the fiscal year-to-date period ended July 1, 2011, respectively. We view the broadcast market as an area for potential continued growth, primarily driven by geographic markets outside of the U.S. We also view broadcast services, such as terrestrial broadcast or IPTV services, which operate under particular bandwidth constraints, as another area of opportunity for us to offer Dolby Digital Plus, HE AAC, and Dolby Pulse, which enable the delivery of high-quality audio content at reduced bit rates, thereby conserving bandwidth. Notwithstanding our success in the broadcast market to date, we may not be able to capitalize on these opportunities and actual results may differ from our expectations.

Our CE market, driven primarily by revenue attributable to sales of DVD players and recorders and Blu-ray Disc players, represented approximately 25%, 22%, and 22% of licensing revenue in fiscal 2009, fiscal 2010, and the fiscal year-to-date period ended July 1, 2011, respectively. Blu-ray Disc continues to represent an important source of revenue within our CE market, as Blu-ray Disc players are required to support Dolby Digital for primary audio content and Dolby Digital Plus for secondary audio content, and Dolby TrueHD is an optional audio standard. However, there is a risk that revenue from Blu-ray Disc players may not offset future declines in revenue from DVD players and that Blu-ray Disc revenue could decline.

Revenue generated from our other markets was driven by gaming, mobile, licensing services, and automotive. Gaming and automotive revenue was primarily driven by sales of video game consoles and in-car entertainment systems with Dolby Digital, Dolby TrueHD, Dolby Digital Plus and ATRAC technologies. Mobile revenue was primarily driven by demand for the AAC, HE AAC, and Dolby Pulse audio compression technologies incorporated into mobile devices and Dolby Mobile, our suite of post processing technologies optimized for mobile devices. We view the mobile market as an area of opportunity to increase revenue, however actual results may differ from our expectations. Revenue from licensing services was primarily driven by demand for standards-based audio compression technologies used in broadcast, PC, CE, and mobile products.

During the fiscal quarter ended July 1, 2011, we filed patent infringement lawsuits in the United States and in Germany against Research in Motion Ltd. (RIM), a previously unlicensed user of certain of our patented technologies. After July 1, 2011, RIM signed a license agreement with Via, our wholly-owned subsidiary and the licensing administrator for the patent pool which includes Dolby’s essential AAC patents, which entitles us to back-royalties for Dolby technologies used in RIM’s products. See Note 11, “Subsequent Events” for additional information.

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

We continue to monitor the situation in Japan in light of the March 2011 earthquake and tsunami to determine any potential risks of disruption which would adversely affect our operating results. While we are unable to predict the effect of the recent earthquake and tsunami on our licensee’s global supply chains and on demand in Japan, if the situation in Japan does not improve or worsens, it could adversely affect our future operating results. While we have not identified any significant disruptions to our business or supply chains to date, the situation remains uncertain.

Products revenue, driven primarily by sales of equipment to cinema operators and broadcasters, represented 13%, 20%, and 14% of our total revenue in fiscal 2009, fiscal 2010, and the fiscal year-to-date period ended July 1, 2011, respectively.

Our cinema products represented approximately 82%, 90%, and 88% of total products revenue in fiscal 2009, fiscal 2010, and the fiscal year-to-date period ended July 1, 2011, respectively. Sales of our cinema products tend to fluctuate based on the underlying trends in the cinema industry including the popularity of individual films, as cinema owners often purchase equipment to meet expected box office demand.

There is a trend in the cinema industry to transition to digital cinema. Digital cinema offers motion picture studios a means to achieve cost savings in printing and distributing movies, to combat piracy, and to enable repeated movie playback without degradation in image and audio quality. We offer our Dolby Digital Cinema screen server and central library server, which allow for the storage and playback of digital content, as well as our digital audio processor. We expect most cinema owners who are either constructing new theaters or upgrading existing theaters to choose digital cinema products over traditional film cinema products. Digital cinema specifications are based on open standards, which, unlike traditional cinema standards, do not include our proprietary audio technologies. Furthermore, we are facing more pricing and other competitive pressures in the digital cinema products market than we have experienced with our traditional film cinema products.

Digital cinema standards are defined by the Digital Cinema Initiative (“DCI”) specifications. Our currently available digital cinema server software does not comply with the current DCI specifications. We are developing software upgrades and expect to be able to comply with the current DCI specifications in early fiscal 2012. In the meantime, cinema owners may delay or choose not to purchase our digital cinema products. If cinema owners do purchase our digital cinema products, they may require contractual provisions that obligate us to comply with the current DCI specifications within a certain period of time. Should Dolby systems not be in compliance within the timeframe, we may be contractually obligated for selected customers to replace the non-compliant systems with compliant systems.

The transition to digital cinema has been driven, in part, by the recent transition to 3D enabled screens, which require digital servers for 3D playback. Our digital 3D products provide 3D image capabilities when combined with a digital cinema projector and server. While we believe the success of certain 3D cinema releases has led to the creation and distribution of more 3D cinema content, we are uncertain at what point demand for 3D enabled screens will be substantially satisfied. Additionally, the 3D market has become increasingly competitive, leading to our loss of market share. We also face risks that our customers maintain excess product inventory levels which could reduce future anticipated sales.

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

Our traditional film cinema products are primarily used to read and decode a film’s soundtrack, to calibrate cinema sound systems, and to adapt analog cinema audio systems to digital audio formats. As the cinema industry has invested more in digital cinema, revenue from our traditional film cinema products has declined. We expect this decline to continue.

Our broadcast products represented approximately 13%, 9%, and 10% of products revenue in fiscal 2009, fiscal 2010, and the fiscal year-to-date period ended July 1, 2011. Our broadcast products are used to encode, transmit, and decode multiple channels of high-quality audio content for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming.

In the fiscal quarter ended December 31, 2010, we began selling our Professional Reference Monitor product, which is a flat-panel video reference display for video professionals. Professionals use the monitor for color critical tasks, such as calibrating color accuracy to professional reference standards. Our Professional Reference Monitor uses our dynamic range imaging technologies, which enable enhanced contrast, extended brightness and dynamic range, along with reduced power consumption in LED backlit LCD televisions. We do not anticipate generating significant revenue from this product in fiscal 2011.

Our services revenue, which represented approximately 4%, 3%, and 4% of total revenue in fiscal 2009, fiscal 2010, and the fiscal year-to-date period ended July 1, 2011, respectively, is primarily tied to the cinema industry and, in particular, to the number of movies being made by studios and independent filmmakers. Several factors influence the number of movies produced in a given fiscal period, including strikes and work stoppages within the cinema industry as well as tax incentive arrangements that many governments provide filmmakers to promote local filmmaking.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, and with Securities and Exchange Commission (SEC) rules and regulations. U.S. GAAP and SEC rules and regulations require us to use accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements, and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy and estimate to be critical if it is both important to a company’s financial condition and/or results of operations and if it requires significant judgment on the part of management in its application. On a regular basis, we evaluate our assumptions, judgment, and estimates. We have discussed the selection and development of the critical accounting policies and estimates with the audit committee of our board of directors. There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from these estimates.

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

We determine our best estimate of the selling price for an individual element within a ME revenue arrangement using the same methods used to determine the selling price of an element sold on a standalone basis. If we sell the element on a standalone basis, we estimate the selling price by considering actual sales prices. Otherwise, we estimate the selling price by considering internal factors such as pricing practices and margin objectives. Consideration is also given to market conditions such as competitor pricing strategies, customer demands, and industry technology lifecycles. Management applies judgment to establish margin objectives, pricing strategies, and technology lifecycles.

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

We use the income approach to determine the fair value of our reporting units, which is based on the present value of estimated future cash flows for each reporting unit. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. During our annual goodwill impairment test performed during the third quarter of fiscal 2011, we had two reporting units—Via, which has no assigned goodwill, and Dolby Entertainment Technology (DET), with goodwill of $268.0 million. The cash flow model was based on our best estimate of future revenue and operating costs. We estimated our future revenue by applying growth rates consistent with those used in our internal forecasts to our current revenue forecasts. The revenue and cost estimates were based on several sources including our historical information, third-party industry data, and review of our internal operations. The cash flow forecasts were adjusted by a discount rate of approximately 13.5% based on our weighted average cost of capital derived by using the capital asset pricing model. The primary components of this model include weighting our total asset structure between our equity and debt, the risk-free rate of return on U.S. Treasury bonds, market risk premium based on a range of historical returns and forward-looking estimates, and the beta of our common stock. Our model used an effective tax rate of approximately 30%.

Based on the methodology described above, the fair value of our DET reporting unit exceeds its carrying value; therefore, we did not recognize an impairment charge related to goodwill in the third quarter of fiscal 2011. Our market capitalization at the end of our third quarter of fiscal 2011 was approximately $4.8 billion, which exceeded the aggregate carrying value of our reporting units by approximately 190%.

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

Stock-Based Compensation

We determine the expense for all employee stock-based awards by estimating their fair value and by recognizing that value as an expense, on a ratable basis, in the condensed consolidated financial statements over the requisite service period in which our employees earn the awards. We use the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of the grant. To determine the fair value of a stock-based award using the Black-Scholes option pricing model, we make assumptions regarding the expected term of the awards, the expected future volatility of our stock price over the expected term of the awards, and the risk-free interest rate over the expected term of the awards. We estimate the expected term of our stock-based awards by evaluating historical exercise patterns of our employees. We use a blend of the historical volatility of our common stock and the implied volatility of our traded options as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. We reduce the stock-based compensation expense for estimated forfeitures based on our historical experience. We are required to estimate forfeitures at the time of the grant and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimate.

Results of Operations

Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change

	June 25, 2010	July 1, 2011	$	%	June 25, 2010	July 1, 2011	$	%

	($ in thousands)
Licensing	$170,326	$181,790	$11,464	7%	$532,045	$584,593	$52,548	10%
Percentage of total revenue	74%	83%			77%	82%

Products	52,651	28,395	(24,256)	-46%	140,147	100,769	(39,378)	-28%
Percentage of total revenue	23%	13%			20%	14%

Services	7,292	8,814	1,522	21%	22,714	26,375	3,661	16%
Percentage of total revenue	3%	4%			3%	4%

Total revenue	$230,269	$218,999	$(11,270)	-5%	$694,906	$711,737	$16,831	2%

Licensing. The 7% increase in licensing revenue from the third quarter of fiscal 2010 to the third quarter of fiscal 2011 was primarily driven by an increase in revenue from our broadcast market and to a lesser extent, by increases in revenue from our other markets, which was partially offset by a decrease in revenue from our PC market. The increase in revenue from our broadcast market was primarily driven by shipments of set-top boxes and digital televisions that incorporate our technologies in the third quarter of fiscal 2011 when compared to the third quarter of fiscal 2010. The increase in revenue from our other markets was primarily due to an increase in our mobile market. The decreases in our PC market were primarily due to decreased ISV media applications in PC shipments. We expect that the decreases in ISV-related revenue will continue in the future, although the effect on our future PC licensing revenue is uncertain.

The 10% increase in licensing revenue from the fiscal year-to-date period ended June 25, 2010 to the fiscal year-to-date period ended July 1, 2011 was primarily driven by increases in our broadcast and CE markets, in addition to increases in revenue from our other markets, partially offset by declines in PC. The increase in revenue from our broadcast market was primarily driven by shipments of digital televisions and set-top boxes that incorporate our technologies in the fiscal year-to-date period ended July 1, 2011 when compared to the fiscal year-to-date period ended June 25, 2010.

The increase in revenue from our CE market is primarily driven by an increase in revenue from shipments of Blu-ray Disc players and home-theater-in-a-box systems incorporating our technologies. The increase in revenue from our other markets was primarily driven by an increase in our mobile market, due to sales of products containing Dolby Mobile technology. The decrease in revenue from PC is due to the same reasons discussed above.

Products. The 46% decrease in products revenue from the third quarter of fiscal 2010 to the third quarter of fiscal 2011 was primarily driven by a decrease in revenue from our 3D products and to a lesser extent by a decrease in revenue from our digital cinema video and traditional cinema products. Additionally, in the third quarter of fiscal 2010, revenue included recognition of $5.1 million of deferred revenue related to sales prior to the beginning of fiscal 2010, which were accounted for under previous revenue accounting standards. In the third quarter of fiscal 2011, substantially all products revenue resulted from current period sales accounted for under the new accounting standards.

Decreased 3D product sales in the third quarter of fiscal 2011 resulted from increased competition and reduced demand from a significant 3D customer. Our product sales are likely to be materially affected if demand for our 3D products does not improve. Decreases in our digital cinema video products revenue resulted from increased competition and reduced pricing, while decreases in traditional cinema products revenue were primarily due to lower units shipments as more exhibitors convert to digital cinema.

Products revenue decreased 28% from the fiscal year-to-date period ended June 25, 2010 to the fiscal year-to-date period ended July 1, 2011. The year-to date period ended June 25, 2010 included recognition of $27.1 million of deferred revenue related to sales prior to the beginning of fiscal 2010, which were accounted for under previous revenue accounting standards. Additionally, we saw decreased sales of 3D products from the fiscal year-to-date period ended June 25, 2010 to the fiscal year-to-date period ended July 1, 2011, for the same reasons discussed above.

Services. The 21% increase in services revenue from the third quarter of fiscal 2010 to the third quarter of fiscal 2011 was primarily attributable to increases in revenue from mastering services on digital and traditional films and other engineering services.

The 16% increase in services revenue from the fiscal year-to-date period ended June 25, 2010 to the fiscal year-to-date period ended July 1, 2011 was due to engineering services, support and maintenance, and content protection services.

Gross Margin

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended

	June 25, 2010	July 1, 2011	June 25, 2010	July 1, 2011

	($ in thousands)
Cost of licensing	$3,719	$4,095	$13,282	$13,827
Licensing gross margin percentage	98%	98%	98%	98%
Cost of products	23,336	20,320	72,042	62,549
Products gross margin percentage	56%	28%	49%	38%
Cost of services	3,407	3,518	10,554	9,153
Services gross margin percentage	53%	60%	54%	65%
Impairment of products provided under operating leases	9,594	-	9,594	-

Total gross margin percentage	83%	87%	85%	88%

Licensing Gross Margin. We license intellectual property to our customers that may be internally developed, acquired by us, or licensed from third parties. Our cost of licensing consists principally of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Our cost of licensing also includes third-party royalty obligations paid to license intellectual property that we then sublicense to our customers. Licensing gross margin was unchanged from the third quarter of fiscal 2010 to the third quarter of fiscal 2011, and from the fiscal year-to-date period ended June 25, 2010 when compared to the fiscal year-to-date period ended July 1, 2011.

Products Gross Margin. Cost of products primarily consists of the cost of materials related to the products sold, applied labor, manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Our cost of products also includes third-party royalty obligations paid to license intellectual property that we then include in our products. Products gross margin decreased 28 points from the third quarter of fiscal 2010 to the third quarter of fiscal 2011, primarily due to increased promotional pricing on 3D and reduced pricing on digital cinema products during the third quarter of fiscal 2011. Additionally, as exhibitors continue to transition to digital cinema, we are realizing reduced margins on traditional cinema products.

Products gross margin decreased 11 points from the fiscal year-to-date period ended June 25, 2010 to the fiscal year-to-date period ended July 1, 2011. This decrease is primarily due to $4.2 million of discrete charges in the second quarter of fiscal 2011, as well as an additional $0.5 million of net discrete charges in the third quarter related to inventory adjustments partially offset by retroactive third-party royalty reductions. The decrease in margin is also partially attributable to increased promotional pricing on 3D products during the second and third quarters of fiscal 2011, as well as recognition in the fiscal year-to-date period ended June 25, 2010 of $27.1 million of deferred revenue and associated costs related to digital cinema and 3D product sales prior to the beginning of fiscal 2010, which had higher margins than our current digital cinema and 3D product sales.

Services Gross Margin. Cost of services primarily consists of personnel and personnel-related costs for employees performing our professional services, the cost of outside consultants, and reimbursable expenses incurred on behalf of customers. Services gross margin increased 7 points from the third quarter of fiscal 2010 to the third quarter of fiscal 2011 due to a higher percentage of security certificate and support and maintenance revenue, which have higher gross margins due to lower associated costs, in the third quarter of fiscal 2011. These increases were partially offset by a lower percentage of virtual print fee revenue. While we continue to recognize revenue related to our digital cinema equipment that we leased to exhibitors, the majority of these assets were classified as held for sale. Accordingly, depreciation was not recorded for these assets in fiscal 2011.

Services gross margin increased 11 points from the fiscal year-to-date period ended June 25, 2010 to the fiscal year-to-date period ended July 1, 2011, due to the same reasons discussed above.

Operating Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change

	June 25, 2010	July 1, 2011	$	%	June 25, 2010	July 1, 2011	$	%

	($ in thousands)
Research and development	$27,513	$34,086	$6,573	24%	$75,561	$90,812	$15,251	20%
Percentage of total revenue	12%	16%			11%	13%
Sales and marketing	36,527	36,726	199	1%	93,635	112,488	18,853	20%
Percentage of total revenue	16%	17%			13%	16%
General and administrative	29,165	32,397	3,232	11%	86,677	104,594	17,917	21%
Percentage of total revenue	13%	15%			12%	15%
Restructuring charges, net	1,068	(48)	(1,116)	-104%	1,371	737	(634)	-46%
Percentage of total revenue	n/a	n/a			n/a	n/a

	$94,273	$103,161	$8,888	9%	$257,244	$308,631	$51,387	20%

The fiscal year-to-date periods presented herein include the 39 week period ended June 25, 2010, and the 40 week period ended July 1, 2011. This additional week in the first quarter of fiscal 2011 resulted in additional expenses, primarily related to personnel and personnel-related costs.

Research and Development. Research and development expenses consist primarily of personnel and personnel-related costs, facility costs, stock-based compensation expense, consulting and temporary help, and depreciation of property, plant and equipment. The 24% increase in research and development expenses from the third quarter of fiscal 2010 to the third quarter of fiscal 2011 was primarily driven by increases in personnel costs due to increased headcount, accelerated amortization due to a change in estimated useful life of certain acquired intangible assets, and stock-based compensation expense, partially offset by decreases in performance-based compensation expenses.

The 20% increase in research and development expenses for the fiscal year-to-date period ended June 25, 2010 to the fiscal year-to-date period ended July 1, 2011 is primarily due to the same reasons discussed above.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel-related expenses, advertising and promotion expenses, stock-based compensation expense, travel-related expenses for our sales and marketing functions, and facility costs. Sales and marketing expenses increased 1% from the third quarter of fiscal 2010 to the third quarter of fiscal 2011. This slight increase is due to increases in personnel and personnel-related costs, as well as stock-based compensation expense, offset by decreases in performance-based compensation expenses and outside marketing expenses.

The 20% increase in sales and marketing expenses from the fiscal year-to-date period ended June 25, 2010 to the fiscal year-to-date period ended July 1, 2011 was primarily driven by increases in personnel costs due to increased headcount, and decreases in gains on settlements, which are reductions to operating expenses, due to payments received from implementation licensees in the amount of $7.6 million in the year-to-date period ended June 25, 2010 as compared to less than $0.7 million in the year-to-date period ended July 1, 2011. There were further increases in stock-based compensation expense and depreciation expense related to new offices resulting from worldwide expansion. These increases were partially offset by decreases in performance-based compensation expenses.

General and Administrative. General and administrative expenses consist primarily of personnel and personnel-related expenses, professional fees, stock-based compensation expense, consulting and temporary help, and depreciation of property, plant and equipment. The 11% increase in general and administrative expenses from the third quarter of fiscal 2010 to the third quarter of fiscal 2011 was primarily due to increases in consulting and temporary help expense, professional fees related to litigation and patent filings, stock-based compensation expense, lower capitalized labor related to prior year infrastructure projects, and higher facilities costs related to new offices resulting from worldwide expansion. These increases were partially offset by decreases in performance-based compensation expenses and the release of $2.1 million of value-added tax reserves and related estimated penalties resulting from completion of our analysis of recent tax changes in the European Union.

The 21% increase in general and administrative expenses from the fiscal year-to-date period ended June 25, 2010 to the fiscal year-to-date period ended July 1, 2011 is primarily due to the same reasons discussed above.

Restructuring Charges, net. Restructuring charges for the fiscal quarter and fiscal year-to-date period ended July 1, 2011 include severance charges attributable to the reorganization of our global business infrastructure. See Note 6 “Restructuring” for additional details.

Other Income, Net

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change

	June 25, 2010	July 1, 2011	$	%	June 25, 2010	July 1, 2011	$	%

	(in thousands)
Interest income	$1,879	$1,670	$(209)	(11%)	$5,665	$5,237	$(428)	(8%)
Interest expense	(392)	690	1,082	276%	(589)	322	911	155%
Other income, net	655	186	(469)	(72%)	1,124	875	(249)	(22%)

Total other income, net	$2,142	$2,546	$404	19%	$6,200	$6,434	$234	4%

Other income, net, primarily consists of interest income earned on cash, cash equivalents, and investments, as well as net gains/losses from foreign currency transactions. Interest expense recorded in the third quarter of fiscal 2011 was driven primarily by the release of $0.8 million of value-added tax interest reserves resulting from completion of our analysis of recent tax changes in the European Union.

Income Taxes

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended

	June 25, 2010	July 1, 2011	June 25, 2010	July 1, 2011

	($ in thousands)
Provision for income taxes	$34,394	$28,404	$118,890	$92,717
Effective tax rate	35%	31%	35%	29%

Our effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate was 35% and 31% for the fiscal quarters ended June 25, 2010 and July 1, 2011, respectively. In the fiscal quarter ended December 31, 2010, we made an election to indefinitely reinvest a portion of our undistributed earnings in a foreign subsidiary, which resulted in a reduction to the fiscal year 2011 tax rate. This election may result in additional decreases to the effective tax rate in future years, but the decreases, if any, cannot yet be determined. Additionally, in the fiscal quarter ended December 31, 2010, a change in the tax law retroactively reinstated the federal research and development tax credits. As a result, we recognized an increase in federal research and development tax credits for fiscal 2011 compared to fiscal 2010, thereby further lowering our effective tax rate.

As of July 1, 2011, the Company had gross unrecognized tax benefits of $9.7 million, of which $3.6 million would impact the effective tax rate from continuing operations if recognized. During the year-to-date period ended July 1, 2011, there was a $5.3 million decrease in unrecognized tax benefits resulting from the Company’s settlement of an audit during the period, of which $0.3 million favorably impacted the effective tax rate.

Our effective tax rate was 35% for the year-to-date period ended June 25, 2010 and 29% for the fiscal year-to-date period ended July 1, 2011. The decrease in the effective tax rate is primarily due to the release in the first quarter of fiscal 2011 of a deferred tax liability of $11.0 million related to the amortization of an intangible asset from a prior year acquisition, which was the result of the restructuring of our international operations. Additionally, the same reasons discussed above with respect to the changes from the third quarter of fiscal 2010 to the third quarter of fiscal 2011 also decreased the effective tax rate for the year-to-date period ended July 1, 2011 when compared to the year-to-date period ended June 25, 2010.

Liquidity, Capital Resources, and Financial Condition

	September 24, 2010	July 1, 2011
	(in thousands)
Cash and cash equivalents	$545,861	$594,604
Short-term investments	302,269	309,067
Long-term investments	190,837	280,380
Accounts receivable, net	54,257	39,370
Accounts payable and accrued liabilities	148,214	119,965
Working capital(a)	894,657	957,300

	June 25, 2010	July 1, 2011
Net cash provided by operating activities	$259,451	$294,159
Capital expenditures (b)	(24,882)	(30,334)
Net cash used in investing activities	(62,022)	(139,783)
Net cash used in financing activities	(124,942)	(106,937)

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

Net cash provided by operating activities during the fiscal year-to-date period ended July 1, 2011 increased $34.7 million when compared to the fiscal year-to-date period ended June 25, 2010, primarily due to the following:

•	An increase in net income, as described above in Results of Operations, and
•	Increases in non-cash expenses including depreciation and amortization, as well as stock-based compensation expense.

Net cash used in investing activities during the fiscal year-to-date period ended July 1, 2011 increased $77.8 million when compared to the fiscal year-to-date period ended June 25, 2010, primarily due to the following:

•	An increase in net purchases of available-for-sale investments, and

•	An increase in capital expenditures in the fiscal year-to-date period ended July 1, 2011.

Net cash used in financing activities during the fiscal year-to-date period ended July 1, 2011 decreased $18.0 million when compared to the fiscal year-to-date period ended June 25, 2010, primarily due to the following:

•	Fewer share repurchases and a lower average price paid per share in the fiscal year-to-date period ended July 1, 2011; offset by
•	Reduced net proceeds from the exercise of employee stock awards.

Off-Balance-Sheet and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements.

As of September 24, 2010, the Company had total outstanding commitments on noncancelable operating leases of approximately $24.9 million. As a result of worldwide expansion and additional leased facilities, total outstanding commitments on noncancelable operating leases rose to approximately $47.2 million as of July 1, 2011.

Other than described above, there has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended September 24, 2010. See our Annual Report on Form 10-K for the fiscal year ended September 24, 2010 for additional information regarding our contractual obligations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments.

As of July 1, 2011, we had cash and cash equivalents of $594.6 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $589.4 million, which consisted primarily of municipal debt securities, corporate bonds, and U.S. agency securities. These investments are subject to fluctuations in interest rates, which could impact our results. At July 1, 2011 the weighted-average effective maturity of our investment portfolio was less than one year. Based on our investment portfolio balance as of July 1, 2011, a hypothetical change in interest rates of 1% would have approximately a $5.4 million impact, and a change of 0.5% would have approximately a $2.7 million impact on the carrying value of our portfolio.

We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

Foreign Currency Exchange Risk

We maintain sales, marketing, and business operations in foreign countries, most significantly in the United Kingdom, Australia, China and Europe. We also conduct a growing portion of our business outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar (primarily British Pounds, Australian Dollar, Chinese Yuan Renminbi, and Euro). As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. Most of our revenue from international markets is denominated in U.S. dollars, while the operating expenses of our international subsidiaries are predominantly denominated in local currency. Therefore, if the U.S. dollar weakens against the local currency, we would have increased operating expenses, which would only be partially offset by net revenue. Conversely, if the U.S. dollar strengthens against the local currency, operating expenses will decrease, which would only be partially offset by net revenue. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our condensed consolidated statement of operations. Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Licensing revenue constitutes the majority of our total revenue, representing 83%, 77%, and 82% in fiscal 2009, 2010, and the fiscal year-to-date period ended July 1, 2011, respectively. We do not manufacture consumer entertainment products ourselves and we depend on licensees and customers, including software vendors and original equipment manufacturers (OEMs), to incorporate our technologies into their products.

Although we have license agreements with many of these companies, these agreements do not have minimum purchase commitments, are non-exclusive, and do not generally require incorporation or use of our technologies. Accordingly, our revenue will decline if our licensees choose not to incorporate our technologies in their products, or if they sell fewer products incorporating our technologies, or if they otherwise face significant economic difficulties. Changes in consumer tastes or trends, rapidly evolving technology, competing products, changes in industry standards or adverse changes in business and economic conditions, among other things, may result in lower sales of products incorporating our technologies which would adversely affect our licensing revenue.

We also face the risk that our licensees retain product channel inventory levels that exceed future anticipated sales. If such product sales do not occur in the time frame anticipated by our licensees for any reason, these licensees may substantially decrease the number of technologies they license from us in subsequent periods.

We continue to monitor the situation in Japan in light of the March 2011 earthquake and tsunami to determine any potential risks of disruption which would adversely affect our operating results. While we are unable to predict the effect of the recent earthquake and tsunami on our licensee’s global supply chains and on demand in Japan, if the situation in Japan does not improve or worsens, it could adversely affect our future operating results. While we have not identified any significant disruptions to our business or supply chains to date, the situation remains uncertain.

To the extent that sales of PCs with Dolby technologies decline, our licensing revenue will be adversely affected.

Revenue from our PC market depends on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included in operating systems and independent software vendors (ISV) media applications, and the terms of any royalties or other payments we receive from licensors of such software. In the short term, we face many risks in the PC market that may affect our ability to successfully participate in that market, including, but not limited to the following:

•	Unauthorized and infringing PC software with our technologies for which we do not receive royalty payments;

•	Purchasing trends for netbooks, low-cost PCs, and tablets, which may not include operating systems or ISV media applications with our technologies;
•	We may not realize positive effects to the extent we anticipate, or the positive effects may be delayed, from the inclusion of our technologies in business-oriented editions of Windows 7;
•

The inclusion of our technologies in business-oriented editions of Windows 7 could result in our technologies residing in a greater percentage of PCs, resulting in substantial discounts and reducing the average per unit royalty we receive from Microsoft over time; and

•	Certain PC OEMs have excluded, and we expect others will exclude in the future, ISV media applications from their product offerings, because Windows 7 incorporates DVD playback software.

In the long term, we face additional risks, including, but not limited to the following:

•	Whether our technologies will be included in future PC operating systems, such as Windows 8;
•	The extent and rate at which Windows 8 is adopted in the marketplace;
•	The extent to which earlier versions of Microsoft operating systems, including Windows 7, continues to be licensed after the release of Windows 8;
•	Our ability to establish and extend direct licensing relationships with OEMs and ISVs, as we have done in the past;
•	The rate at which disc-based media shifts to online media content resulting in fewer PCs with optical disc drives and declines in PC DVD and Blu-ray Disc players;
•	If we license our technologies on a per device basis, rather than on a per application basis, we will no longer collect multiple royalties per PC which may impact our results of operations; and
•	Our ability to extend the adoption of our technologies in online and mobile platforms.

Any of these risks could adversely affect our licensing revenue.

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

Furthermore, continued weakness in general economic conditions may result in a greater likelihood that more of our licensees and customers will become delinquent on their obligations to us or be unable to pay, which in turn could result in a higher level of write-offs. Additionally, such economic conditions may result in increased underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increased unauthorized use of our technologies, all of which would adversely affect our revenues.

Our future success depends upon the growth of new and existing markets for our technologies and our ability to develop and adapt our technologies for those markets.

The future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new and existing markets for our technologies. For example, growth of our broadcast revenue is dependent upon continued global growth of digital television broadcasting and the adoption of our technologies into emerging digital broadcast standards. In addition, our PC revenue is dependent upon the growth of the PC market and the continued adoption of our technologies into PC operating systems as well as the adoption of our technologies into emerging types of devices such as tablets. Furthermore, our ability to drive OEM demand for our technologies depends in part on whether or not we are able to successfully participate in the online content delivery market.

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

If we do not continue to develop and deliver innovative technologies in response to industry and technology changes, our business could decline.

The markets for our technologies and products are defined by:

•	Rapid technological change;
•	New and improved technology and product introductions;
•	Changing consumer and licensee demands;
•	Evolving industry standards; and
•	Technology and product obsolescence.

Our future success depends on our ability to enhance our existing technologies and products and to develop acceptable new technologies and products that address the needs of the market in a timely manner. The development of enhanced and new technologies and products is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, acquire, market, or support new or enhanced technologies or products on a timely basis, if at all. For example, while we view the continued advancements in online and mobile media content delivery as an area of opportunity, if we are not able to competitively address the needs of the changing online and mobile markets, our ability to generate revenue from those markets would be limited. At times such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere.

We face many risks related to the emerging 3D cinema market.

We face many risks in the 3D cinema market which may affect our ability to successfully participate in that market, including, but not limited to the following:

•	We are uncertain at what point demand for new 3D enabled screens will be substantially satisfied;
•	We face risks that our customers maintain excess product inventory levels which could reduce future anticipated sales;
•

At least one of our competitors has exclusive licensing arrangements for 3D products with theater exhibitors, which has in the past and we expect will in the future restrict our ability to compete in the 3D market;

•	The 3D market has become increasingly competitive and we may lose further market share;
•	Industry participants may perceive our up-front 3D equipment costs and reusable glasses business model or our 3D products as less attractive;

•	Our participation in the 3D cinema market will be limited to the extent theaters do not convert from analog to digital cinema;
•	Demand for our 3D cinema products is driven by the number of 3D cinema releases and the commercial success of those releases;
•	Our 3D glasses could become subject to regulation in the U.S. and other countries in the future, which could restrict how our 3D glasses are manufactured, used or marketed; and
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

As cinema exhibitors have constructed new theaters or upgraded existing theaters they have generally chosen digital cinema over traditional film cinema and we expect this trend to continue. Digital cinema, which is based on open standards, does not include our proprietary audio technologies. As the cinema industry continues to adopt digital cinema, the demand for our traditional film cinema products and services has declined significantly and we anticipate that the demand for film based products will decline in future periods. Furthermore, exhibitors adopting digital cinema can choose from multiple digital cinema playback servers and audio processors, many of which may not contain our technologies. If the demand for our traditional film cinema products and services continues to decrease without a meaningful increase in revenue from digital cinema products and services, our revenue stream from the cinema industry would be adversely affected.

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

We face risks relating to the online content delivery market and declines in disc-based media.

For nearly 20 years movies have been distributed, purchased, and consumed through disc-based media, such as DVD and more recently Blu-ray Disc. However, the growth of the internet and home computer usage, connected televisions, set-top boxes, and other devices accompanied by a shift to home network and online content has resulted in the recent trend to movie download and streaming services in various parts of the world. A further shift away from disc-based media to online media content consumption could result in declines in revenue from DVD and Blu-ray Disc players. Such declines would adversely affect our licensing revenue.

In addition, online media content services that compete with or replace DVD and Blu-ray Disc players as dominant media for consumer video entertainment may choose not to encode their content with our proprietary technologies, which could affect OEM and software vendor demand for our decoding technologies. Furthermore, our participation in online media content playback may be less profitable for us than DVD and Blu-ray Disc players. Any of the foregoing could adversely affect our business and operating results.

Our operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees, royalty report adjustments, and the satisfaction of our revenue recognition criteria.

Our quarterly operating results fluctuate based on:

•	The timing of when we receive royalty reports from our licensees and when we have met all revenue recognition criteria;
•	Royalty reports including positive or negative corrective adjustments;
•	Retroactive royalties that cover extended periods of time;
•	The recognition of unusually large amounts of licensing revenue from licensees in any given quarter because not all of our revenue recognition criteria were met in prior periods; and
•	The recognition of large amounts of products and services revenue in any given quarter because not all of our revenue recognition criteria were met in prior periods.

This can result in the recognition of a large amount of revenue in a given quarter that is not necessarily indicative of the amounts of revenue to be received in future quarters, thus causing fluctuations in our operating results.

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

We have often experienced, and expect to continue to experience, problems with non-licensee OEMs and software vendors, particularly in emerging economies, such as China, incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. Manufacturers of integrated circuits, or ICs, containing our technologies occasionally sell these ICs to third parties who are not our system licensees. These sales, and the failure of such manufacturers to report the sales, facilitate the unauthorized use of our intellectual property. As emerging economies transition from analog to digital content we expect to experience increased problems with this form of piracy, which would adversely affect our operating results.

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

Additionally, the market for broadcast technologies has traditionally been heavily based on industry standards, often set by governments or other standards-setting organizations, and we expect this to be the case in the future. If our technologies are not chosen as industry standards for broadcasting in particular geographic areas, this could adversely affect our ability to compete in these markets.

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

As of July 1, 2011, we had over 2,200 individual issued patents and nearly 2,300 pending patent applications in over 60 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through February 2030. Of these, seven patents are scheduled to expire in the remainder of calendar year 2011, 52 patents are scheduled to expire in calendar year 2012, and 31 patents are scheduled to expire in calendar year 2013. Patents relating to our Dolby Digital technologies, from which we principally derive our licensing revenue, have begun to expire and the remaining patents relating to this technology generally expire between now and 2017. Additional patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2018 and 2026. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire between now and 2021.

The markets for our technologies are highly competitive, and if we are unable to compete successfully, our business will suffer.

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: Audyssey Laboratories, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Philips, RealNetworks, Sonic Solutions, Sony, SRS Labs, and Thomson. Competitors for our products include: Barco, Doremi, GDC, IMAX, MasterImage 3D, NEC, Panavision, QSC Audio Products, Qube Cinema, REALD, Sony, Technicolor, Texas Instruments, USL, and XpanD. Competitors for our services include DTS and Sony. Other companies may become competitors in one or more of these areas in the future. Consumers may perceive the quality of the audio experience produced by some of our competitors’ technologies to be equivalent or superior to the audio experience produced by our technologies.

Additionally, some of our current or future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete, particularly in the market for online media content. These competitors may also be able to offer integrated system solutions in markets for sound or non-sound entertainment technologies on a royalty-free basis or at a lower price than our technologies, including audio, video, and rights management technologies related to PCs or the internet, which could make competing technologies that we develop unnecessary.

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

We face a number of risks relating to the transition to digital cinema, including:

•

Exhibitors may perceive competing products to be potentially advantageous to our products or they may choose lower priced competing products or competing products with different features, such as support for 4K presentation;

•

At least one of our competitors has a significantly greater installed base of its digital cinema servers than we do which has and likely will continue to limit our share of the digital cinema market, particularly in the U.S. market;

•	Pricing and other competitive pressures have caused us to implement pricing strategies which have had an adverse effect on our products gross margins; and
•

Delay or failure to update our server software to comply with the current DCI specifications could result in lost or delayed product sales and the deferral of future products sales due to revenue recognition restrictions.

These and other risks related to digital cinema could limit our future prospects in digital cinema and could materially and adversely affect our operating results.

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

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2009, 2010, and the fiscal year-to-date period ended July 1, 2011, revenue from outside the U.S. was 65%, 66%, and 67% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide.

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

Revisions to patent laws and regulations in the U.S. and abroad may adversely impact our ability to obtain, license, and enforce our patent rights.

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

Our stock repurchase program, whereby we may continue to repurchase shares of our Class A common stock, may reduce the public float of shares available for trading on a daily basis. Such purchases may be limited, suspended or terminated at any time without prior notice. There can be no assurance that we will buy additional shares of our Class A common stock under our stock repurchase program or that any future repurchases will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our Class A common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.

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

Our business is dependent upon protecting our patents, trademarks, trade secrets, copyrights, and other intellectual property rights. Licensing revenue represented 83%, 77%, and 82% of our total revenue in the fiscal years 2009, 2010, and the fiscal year-to-date period ended July 1, 2011, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

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

We face competitive risks in situations where our customers are also current or potential competitors. For example, Sony and Microsoft are significant licensee customers and Sony is a significant purchaser of our broadcast products and services, but Sony and Microsoft are also competitors with respect to some of our consumer, broadcast, and cinema technologies. To the extent that our customers choose to use competing technologies they have developed or in which they have an interest, rather than use our technologies, our business and operating results could be adversely affected.

We face competition from other audio formats.

We believe that the success we have had licensing our surround sound technologies to system licensees is due, in part, to the strength of our brand and the perception that our technologies provide a high quality solution for surround sound. However, both free and proprietary sound technologies are becoming increasingly prevalent and we expect competitors to continue to enter this field with other solutions. Furthermore, to the extent that customers perceive our competitors’ solutions to provide the same advantages as our technologies at a lower or comparable price, there is a risk that these customers may treat sound encoding technologies such as ours as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. The commoditization of our audio technologies, as opposed to treatment as a premium solution, could adversely affect our business, operating results and prospects.

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

We continue to monitor the situation in Japan in light of the March 2011 earthquake and tsunami to determine any potential risks of disruption to the supply chain for our products. At this point, the situation does not appear to have a material negative effect on the manufacture of our products in the short term although the long term effect on our supply chain remains uncertain.

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

We rely significantly on a global network of independent, regional distributors to market and distribute our cinema and broadcast products. Our distributor arrangements are non-exclusive and our distributors are not obligated to buy our products and can represent competing products. The loss of a major distributor or the inability or unwillingness of our distributors to dedicate the resources necessary to promote our portfolio of products will adversely affect our revenue. Furthermore, our distributors could retain product channel inventory levels that exceed future anticipated sales, which could adversely affect future sales to those distributors. In addition, failures of our distributors to adhere to our policies or other ethical practices could adversely affect us. For example, while we have implement policies designed to promote compliance with the Foreign Corrupt Practices Act, export controls, and local laws, we do not have direct control over the business and risk management policies adopted by our distributors, and they could act contrary to our policies.

For the foreseeable future, Ray Dolby or his affiliates will be able to control the selection of all members of our board of directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.

At July 1, 2011, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 57,890,000 shares of our Class B common stock. As of July 1, 2011, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99.7% of our outstanding Class B common stock, which in the aggregate represented approximately 91.4% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.

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

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As previously announced, Ray Dolby as Trustee of the Ray Dolby Trust under the Dolby Family Trust Instrument dated May 7, 1999 adopted a Rule 10b5-1 trading plan in the second quarter of fiscal 2011 to sell a total of up to 3 million shares of the Company’s Class A common stock (or approximately 5.1% of Ray Dolby’s direct and indirect holdings at the time) in compliance with Rule 144 under the Securities Act. Sales under the trading plan commenced in May 2011, are based on pre-established stock price thresholds, and are subject to daily volume limits. The trading plan will expire once all of the shares have been sold or on May 31, 2012, whichever is earlier. We cannot predict the effect the trading plan sales may have on the future trading prices of our Class A common stock. As of July 1, 2011, we had a total of 110,751,795 shares of Class A and Class B common stock outstanding. Of these shares, we along with our selling stockholders sold 31,625,000 shares of Class A common stock, and our principal stock holder sold an additional 8,000,000 shares of Class A common stock in a secondary offering in May 2007.

As of July 1, 2011, our directors and executive officers beneficially held 57,900,000 shares of Class B common stock, 80,147 shares of Class A common stock, vested options to purchase 30,000 shares of Class B common stock and vested options to purchase 483,788 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended July 1, 2011, we issued an aggregate of 39,863 shares of our Class B common stock to certain employees, officers and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan and since July 2, 2011 through July 21, 2011, we issued an aggregate of 11,743 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of approximately $0.1 million in the fiscal quarter ended July 1, 2011, and less than $0.1 million in the period since July 2, 2011, through July 21, 2011 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of July 21, 2011 options to purchase an aggregate of 283,656 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information regarding the Company’s purchases of its Class A Common stock, $0.001 par value per share, during the fiscal quarter ended July 1, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2, 2011 - April 29, 2011	235,119	$ 48.47	235,119	$222.2 million
April 30, 2011 - May 27, 2011	474,794	48.37	474,794	$199.2 million
May 28, 2011 - July 1, 2011	755,351	43.68	755,351	$166.2 million

Total	1,465,264		1,465,264

(1)	The stock repurchase program does not have an expiration date. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as the Company considers appropriate.

(2)	Amounts shown in this column reflect amounts remaining under the stock repurchase program.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10.1*	Form of Restricted Stock Unit Agreement – Non-U.S. under the 2005 Stock Plan

10.2*	Form of Stock Option Agreement – International under the 2005 Stock Plan

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document

101.SCH‡	XBRL Taxonomy Extension Schema Document

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	XBRL Extension Definition

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

* Denotes a management contract or compensatory arrangement

‡ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2011

DOLBY LABORATORIES, INC.

By:	/s/ Murray J. Demo
Murray J. Demo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)