Form 10-K
period 2011-09-30
Dolby Laboratories, Inc.
filed 2011-11-23
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

        The aggregate market value of the voting common equity held by non-affiliates of the registrant as of April 1, 2011 was $2.1 billion. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding at April 1, 2011. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

On November 9, 2011 the registrant had 51,438,773 shares of Class A common stock and 57,297,554 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2011. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

DOLBY LABORATORIES, INC.

FORM 10-K

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; market growth opportunities and trends; our plans, strategies and expected opportunities; and future competition. Use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” ”potential,” “continue” or similar expressions indicates a forward-looking statement. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in Item 1A, “Risk Factors.” Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements to conform our prior statements to actual results.

PART I

ITEM 1. BUSINESS

Overview

Dolby Laboratories has partnered with the entertainment industry for more than 45 years. We provide the products, services, and technologies used to capture and render a superior experience for consumers of entertainment content, regardless of how or where that content is enjoyed. To achieve this we leverage our core competencies, from expertise in signal processing and compression technology, to our ability to develop and deliver compatible tools and technologies for each stage of the content creation, distribution, and playback process. Specifically, we provide products and services to help content creators encode in our premium formats, deliver the products, tools, and technologies for distributors to support these formats, and license decoding technologies to the manufacturers of entertainment devices to ensure that content is ultimately experienced as the creator and distributor intended.

Over the years we have introduced innovations that have significantly improved audio entertainment, such as noise reduction for the recording and cinema industries and surround sound for cinema and home entertainment. Today we derive the vast majority of our revenue from our audio technologies.

Looking forward, we see a number of industry trends that create opportunities for the future growth of our audio business, including the ongoing global transition from analog to digital television and the increasing use of portable devices, such as tablets and smart phones, to play back digital content. We believe our portfolio of technologies and solutions optimize the audio experience for portable devices, providing a rich, clear, and immersive sound, while also meeting the compression needs of the limited bandwidth channels of online and cellular networks.

We see opportunities to extend our core competencies beyond audio solutions. For example, we believe that significant improvements can be made in the technology currently used to deliver premium video to displays, and that we have identified solutions that can substantially improve the video experience. Similarly, we believe the clarity and quality of voice communications can be improved through the application of our existing audio technologies in areas such as multi-party conferencing.

Business Model

We generate revenue by licensing technologies to original equipment manufacturers (“OEM”) of consumer entertainment (“CE”) products and software vendors. We also generate revenue by selling products and related services to creators and distributors of entertainment content.

We work with the global entertainment industry in three principal ways:

•

First, we offer products and services to content creators and distributors, such as studios and television broadcasters, including satellite and cable operators, and increasingly, content streaming and download service providers. These content creators and distributors use our products, services, and technologies to encode content, creating a rich, clear, and immersive audio experience for consumers.

•

Second, we license our technologies, such as Dolby Digital, Dolby Digital Plus, and Dolby Pulse, to OEMs and software vendors for use with consumer products that decode and play back audio content encoded with our proprietary technologies.

•

Third, we work directly with standards-setting organizations to promote adoption of our technologies in their specifications in order to ensure a common standard across devices and improve the overall consumer experience. Today, our technologies are standard in a wide range of CE products, including virtually all DVD players, Blu-ray Disc players, audio/video receivers, and personal computer (“PC”) DVD software players.

We license our technologies to OEMs and software vendors in 46 countries and our licensees distribute products incorporating our technologies throughout the world. Additionally, we sell our products and provide services in over 80 countries. In fiscal 2009, 2010, and 2011, revenue from outside of the U.S. was 65%, 66%, and 68% of our total revenue, respectively. Our licensing business is our most significant revenue stream, representing 83%, 77%, and 83% of our total revenue in fiscal 2009, 2010, and 2011, respectively.

Essential Technologies for the Entertainment Creation, Distribution, and Playback Process

Our long-term involvement in the entertainment industry has enabled us to provide high quality products and services at every step of the entertainment creation, distribution, and playback process.

Content Creation

Our products and services help artists and content producers create and produce an enhanced and immersive entertainment experience by incorporating our technologies in their content. Our encoding technologies help maintain the quality of the sound, while enabling content to fit within the storage capacity and/or bandwidth limitations of a particular content delivery platform. Content creators use our decoding and monitoring products to accurately evaluate how their soundtracks will be played back.

Many movie, television, music, and video game studios produce content encoded with Dolby technologies that enable digital multichannel sound. Consumers also are able to encode multichannel sound by recording home movies in Dolby Digital using high-definition (“HD”) camcorders. As a result of these available means of content creation, the library of content encoded with Dolby technologies continues to grow.

Content Distribution

Distributors use our professional equipment to support the delivery of content that has been produced using our technologies. For example, broadcasters use our products to encode high quality surround sound content for terrestrial, cable, and satellite transmissions. Our broadcast products also facilitate the editing and routing of surround sound in transmission facilities originally designed for stereo audio. Our sound engineers supplement the efforts of content creators and broadcasters by providing training, system design expertise, and on-site technical assistance to broadcasters throughout the world.

DVD and Blu-ray Disc producers use our professional equipment to encode audio in Dolby Digital and Dolby Digital Plus so the soundtrack will play as originally recorded on the master copy.

Providers of online content work closely with our services team to format their content using our technologies, in order to deliver an optimized audio experience. We work with a growing number of online content aggregators, including Netflix, Amazon, VUDU, Apple, and the Roxio Now platform, to encode video and audio content with our technologies. We also work with leading music services such as Rhapsody and Omnifone to adopt our audio encoding tools to deliver a rich music experience.

Our Dolby Pulse and Dolby Digital Plus technologies provide efficient audio delivery solutions that help mitigate constraints associated with transmission or online streaming bandwidth, as well as limited disc storage capacity. Dolby Media Generator, a suite of encoding tools for Dolby Pulse and Dolby Digital Plus, allows mobile content distributors to produce a file compatible with many mobile devices, while lowering storage requirements, reducing download times, and boosting playback quality.

As the means of distribution mature, our technologies have the potential to become the standard or recommended solution in the distribution process. For example, as global broadcast standards for digital television and HD television have developed, a number of countries have adopted Dolby audio technologies as their standards. In North America, Dolby Digital is the standard audio technology for digital terrestrial and cable television. In Europe, Dolby Digital Plus is the European Broadcast Union’s recommended audio technology for HD broadcast. A number of European countries, including France, Italy, UK, and Poland, have adopted Dolby Digital Plus and high-efficiency advanced audio coding (“HE AAC”) in their HD terrestrial broadcast standards and other countries, such as Brazil, have adopted HE AAC. In addition, Dolby Digital Plus is now offered by commercial satellite providers throughout Europe as part of their HD services. In the Asia Pacific region, China has selected Dolby Digital and Dolby Digital Plus as optional technologies for the country’s recently published Digital Terrestrial Television specification. South Korea has adopted the ATSC standard for digital television, which includes Dolby Digital, while Japan has adopted advanced audio coding (“AAC”) as its audio technology standard for digital television. We are one of the original four developers of AAC, and we receive a portion of AAC licensing revenue through a joint patent licensing program. We receive AAC licensing revenue both as a patent holder and an administrator of the patent licensing program, through our wholly owned subsidiary, Via Licensing Corporation.

These products, services, and technologies are used throughout the content creation and distribution process, enabling the final step in the cycle: the content playback process.

Content Playback

Our decoding technologies allow content created and distributed using our technologies to be played back as the creator and distributor intended. Manufacturers of DVD players and Blu-ray Disc players throughout the world incorporate our decoding technologies to enhance the audio experience, and the majority of PC OEMs incorporate our technologies for the support of optical discs. Dolby technologies are also widely incorporated in many other devices, such as digital televisions, video game consoles, home-theaters-in-a-box, and audio/video receivers. We have an opportunity to further extend our position in mobile device, set-top box, and camcorder markets.

In some cases our licensees sell products incorporating our technologies to other OEMs, which then incorporate these products in automobiles, PCs, or other products sold to consumers. Our trademarks are often displayed on content and CE products that incorporate our technologies to indicate to consumers that a product meets our technical and quality standards.

For many types of CE products, our technologies are included in explicit industry standards, as standards-setting bodies mandate their inclusion in a particular type of product. For example, Dolby Digital is the standard audio technology for digital televisions in North America and is mandated in all DVD and Blu-ray Disc players worldwide. Alternatively, Dolby technologies are de facto industry standards in many CE products, and while not specifically mandated by a standards board, are widely adopted for a particular type of product. For example, prior to the adoption of HD terrestrial broadcast standards mandating Dolby technologies, many European HD broadcasters began broadcasting in Dolby Digital or Dolby Digital Plus, leading CE OEMs to include these technologies in their televisions and set-top boxes for the European market.

Growth Strategy

The entertainment industry is in transition. Today content is captured, delivered, and played back in more ways than ever before. Consumers can experience entertainment through multiple channels, including cinema, optical disc, digital broadcast, online, and cellular networks. As consumers are presented with more options for receiving content, competition across delivery channels has intensified, and we see this reflected in the composition of our licensing revenue. In fiscal 2011 non-optical disc based revenue comprised an estimated 52% of our licensing business, compared to 45% in fiscal 2010 and 44% in fiscal 2009. This includes licensing revenue derived from products such as TVs, set-top boxes, and mobile phones, as well as our post processing technologies on a range of devices. Non-optical disc based licensing revenue grew 27% year-over-year in fiscal 2011 and 22% in fiscal 2010. Conversely, in fiscal 2011, 48% of our licensing revenue was optical disc based, down from 55% in fiscal 2010 and 56% in fiscal 2009. Optical disc based licensing revenue is derived primarily from the Windows 7 operating system, independent PC DVD software players, DVD, and Blu-ray Disc. However, most of those products receive content over mobile or online networks, in addition to optical disc, and we have increased our technology penetration into these distribution channels.

Looking forward, we expect continued growth in the percentage of licensing revenue we derive from non-optical disc sources. This will be driven partly by the maturity of optical disc, but also by the significant opportunities presented by digital broadcast and online distribution, where we remain focused on delivering the products, tools, and technologies needed to ensure a high quality audio experience from any device. We also see significant opportunities to offer encode/decode solutions in video and voice that leverage our expertise in signal processing, compression, and the capture and playback of content.

Our Core Business

In our broadcast market we derive revenue from licensing our technologies to OEMs of televisions and set-top boxes. While we have experienced success in driving the adoption of our technologies in digital broadcast, we believe there are still significant opportunities for growth in the adoption of our multichannel technologies, as countries transition from analog to digital broadcast and offer increasing amounts of HD content. The efficiency and quality of our multichannel technologies are well suited to digital broadcast bandwidth requirements and to delivering a premium HD content experience. As a result, our multichannel technologies have been adopted in terrestrial digital television standards throughout the world, and our technologies are now in the majority of global digital television shipments. In fiscal 2011 we estimate that approximately 60% of global TV shipments and approximately 40% of global set-top box shipments contained our technologies, leaving a substantial additional market opportunity.

The growth of the Internet, accompanied by a shift toward online content consumption, has resulted in a global consumer trend toward an array of online streaming and download services. Content creators are increasingly focused on delivering content across a multitude of media and devices with varying bandwidth and performance requirements, including PCs, connected TVs, set-top boxes, gaming consoles, connected Blu-ray Disc players, and mobile devices. Many of these devices are increasingly designed to capture and send content through improved camera and WiFi technologies, as well as play back rich media experiences. This increasingly complex array of devices, aimed at both creating and consuming content, presents a challenge for content creators and device manufacturers looking to ensure consistent audio quality. We believe this challenge provides an opportunity similar to that of digital broadcast, whereby we can deliver the industry solutions to optimize the audio experience across the online and portable device ecosystem.

While the rapid advancement of online content delivery is enabling the development of new portable playback devices, such as tablets and smart phones, it also provides PC OEMs with an alternative to the optical disc platform. Currently most of our revenue comes from the inclusion of our technologies in the optical disc platform, and we expect online delivery to ultimately replace optical disc as the delivery platform for the PC and other devices. Therefore, we are focused on extending the use of our technologies in the PC market to online and mobile content.

In our PC market we derive revenue from the inclusion of our technologies in most PC shipments, due largely to the inclusion of our technologies in various versions of Microsoft operating systems. We face the risk that Microsoft may not include our technologies in the commerical version of the Windows 8 operating system or future Microsoft operating systems. If our technologies were not to be included in the commercial version of the Windows 8 operating system or future Microsoft operating systems, we intend to support the playback of DVD, Blu-ray Disc, broadcast, and online content on PCs by licensing our technologies directly to OEMs. For additional information on our PC market and associated risks, see Item 7, “Management’s Discussion & Analysis of Financial Condition and Results of Operations.”

Developing New Audio Entertainment Technologies

Through our long history of innovation in audio technology, and the established presence of our multichannel technologies in many of the world’s most popular content playback devices, we believe we are well positioned to develop and deliver new audio innovations. Specifically, our expertise in signal processing and compression technologies, coupled with our ability to deliver an integrated solution across complex market ecosystems, enable us to offer new technologies that elevate the entertainment experience. We also believe the presence of our technologies in many existing professional and consumer devices, along with our recognized brand, are key strengths as we strive to bring additional technology innovations to market.

Developing Video Technologies

Our success in audio has resulted in part from our ability to develop and deliver the products, services, tools, and technologies needed to capture, deliver, and play back a consistent, high quality audio experience across multiple channels. We believe these core competencies can be applied to video to significantly improve the technology currently used to deliver premium video to displays. We are focused on delivering an end-to-end solution for a substantially improved video experience for both professionals and consumers and have now developed technologies that make the video experience compellingly realistic and engaging. In the cinema market, we offer exhibitors our digital cinema servers and other 3D digital cinema products, which deliver a vivid movie experience with sharp images and natural colors. Further, we are extending our development efforts in 3D video to home television; however, we view 3D video on home televisions as an early-stage opportunity.

In fiscal 2011 we began selling our Professional Reference Monitor product, a flat-panel video reference display for video professionals. These professionals use our monitor for color critical tasks, such as calibrating color accuracy to professional reference standards. Our Professional Reference Monitor uses our dynamic range imaging technologies, which enable enhanced contrast, extended brightness, and dynamic range, along with reduced power consumption in LED backlit LCD televisions.

Developing Voice Technologies

With the growth of voice transmission over Internet protocol networks and the proliferation of devices that connect to these networks, the quality of the voice experience has progressively deteriorated. We believe that our expertise in sound signal processing and compression technologies can address some of these problems, and in particular that our entertainment technologies can be adapted and applied to voice communications to significantly improve voice quality and clarity in a variety of uses. We are investing in developing these technologies, while working closely with potential customers to bring solutions to market.

Building on the Strength of the Dolby Brand

We are building on the strength of the Dolby brand to enhance our reputation as a trusted provider of entertainment technologies for professional and consumer applications and to assist us in bringing new audio and video technologies to market.

We actively encourage our customers to place our trademarks on their products in conjunction with the inclusion of our technologies. In particular, we provide marketing materials such as posters, trailers, and plaques to cinema operators to help them promote the quality of experience that is associated with our brand.

The inclusion of the Dolby trademark on a product informs audiences and consumers that the product incorporates our technologies and meets our quality standards, and we believe this helps CE OEMs sell their products. We will continue to encourage the use of our trademarks throughout the entertainment industry as an indicator to both professionals and consumers of consistent quality at each stage of the entertainment process.

Addressing Ongoing Content Creator Needs

We believe that technology innovations for entertainment will continue to be adopted first for professional use, as filmmakers, music producers, broadcasters, and video game designers look for ways to excite their audiences. We are collaborating with industry professionals to develop new technologies that facilitate and improve content recording, distribution, and playback. Our professional technology solutions often have applicability to the consumer arena, and when they apply, we intend to continue to adapt these technologies for use in consumer applications. Our noise reduction, surround sound, and digital audio technologies were all initially developed for professional use and later adapted for use in CE products. We believe that our success in developing technologies for professional use contributes greatly to the attractiveness of our technologies and brand for consumer use.

Promoting the Adoption of Dolby Technologies in Industry Standards

As the entertainment industry evolves toward global technical standards for content creation, delivery, and playback, we actively seek to have our technologies included in industry standards. We develop, maintain, and strengthen relationships across the broad spectrum of entertainment industry participants, professional organizations, and global standards-setting bodies.

Revenue Generation

We generate revenue in three primary ways: licensing our technologies to OEMs of CE products and software vendors, selling video and audio products for the cinema and broadcast industries, and providing a variety of services to support production activities.

We generate a significant portion of our revenue from outside the U.S. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed. Financial information by geographic area is set forth in Note 10 “Geographic Data” to our consolidated financial statements.

Licensing

We license our technologies to software vendors and to OEMs of CE products such as digital televisions, set-top boxes, DVD players and recorders, Blu-ray Disc players, video game consoles, audio/video receivers, mobile devices, in-car entertainment systems, home-theater-in-a-box systems, PCs, camcorders, and portable media devices. Our licensing arrangements typically entitle us to receive a specified royalty for every product shipped by our licensees that incorporates our technologies. We also collect fees for administering joint patent licensing programs (informally known as “patent pools”) on behalf of third parties. In fiscal 2009, 2010, and 2011, our licensing revenue represented 83%, 77%, and 83% of our total revenue, respectively. We have three primary licensing models: a two-tier model, an integrated licensing model, and a patent pool model.

Two-Tier Licensing Model.    Most of our licensing business consists of a two-tier licensing model whereby our decoding technologies, included in reference software and firmware code, are first provided under license to a semiconductor manufacturer. The manufacturer then incorporates our technologies in integrated circuits (“IC”). Our licensed semiconductor manufacturers, which we refer to as “implementation licensees,” sell their ICs to OEMs of CE products, which we refer to as “system licensees.” Our system licensees separately obtain licenses from us that allow them to make and sell end-user CE products that incorporate our technologies in ICs purchased from our implementation licensees.

Our implementation licensees may use our reference software and other licensed know-how directly to build and sell core technologies such as ICs. The implementation licensees pay us a one-time, up-front administrative fee per license. In exchange, the licensee receives a licensing package, which includes information useful in implementing our technologies into its chipsets. Once the chipset has been built, the licensee sends us a sample for quality control evaluation. If we approve the implementation design, the licensee is permitted to sell the chipset only to our system licensees. We do not receive any royalties from implementation licensees.

Our system licensees pay us an initial fee for the technologies they choose to license from us. We deliver a licensing package to each system licensee, which includes information on using our technologies in the licensee’s products. System licensees are required to provide us with prototypes of products that incorporate our technologies for quality control evaluation, or under certain circumstances, with self-test results for our review. If the design is approved, the licensee is permitted to buy ICs from any Dolby implementation licensee and to sell approved products to retailers, distributors, and consumers. Unlike the sales of ICs by implementation licensees, sales by system licensees of CE products incorporating our technologies are royalty-bearing, generally based upon the number of product units shipped. We have active licensing arrangements with approximately 470 electronics product OEMs and software developer licensees, with corporate headquarters located in 46 countries.

The amount of royalties we collect from a system licensee on a particular product depends on a number of factors, such as the number of Dolby technologies used in that product and the total production volume for all products incorporating our technologies that are shipped by the system licensee.

Integrated Licensing Model.    In addition to licensing under our two-tier licensing model, we also license our technologies, as included in reference software code, to operating system vendors and ISVs, and to certain other CE OEMs that act as combined implementation and system licensees. These licensees incorporate our technologies in their software such as PC software DVD players used in desktop or notebook computers, in their mobile applications, or in ICs they manufacture and incorporate into CE products. As with the two-tier licensing model, the combined implementation and system licensee pays us an initial administrative fee. In exchange, the licensee receives a licensing package, which includes information on how to incorporate our technologies into the licensee’s software program or integrated circuits. Once the product has been built, the licensee sends us a sample, or under certain circumstances self-test results, for quality control evaluation. If the sample is approved, the licensee is permitted to sell the product to retailers, distributors, and consumers, subject to the payment of royalties, generally for each unit shipped.

Licensing of Patent Pools.    Through our wholly owned subsidiary, Via Licensing Corporation, we administer joint patent licensing programs, or patent pools, on behalf of third party patent owners. Some of the patent pools also include Dolby patents. These patent pools allow product OEMs streamlined access to certain essential patents to standardized technologies in the fields of audio coding, interactive television, digital radio, and wireless technologies.

Products

We design and manufacture video and audio products for the film production, cinema, and television broadcast industries. Distributed in over 60 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, provide surround sound, and increase the efficiency of sound storage and distribution. Our product sales are derived from sales of our digital cinema servers, which load, store, decrypt, and decode encrypted digital film files for presentation on digital projectors in theaters, as well as from sales of digital 3D products and our Professional Reference Monitor.

We also derive revenue from sales of our traditional cinema processors, which movie theaters use to process film soundtracks, and to a lesser extent, from sales of broadcast products used to encode and distribute content to viewers. We offer related digital cinema processors and media adapters to decode digital cinema soundtracks, as well as digital cinema accessories that allow exhibitors to easily integrate our digital cinema servers with their existing automation systems. Digital cinema is based on open standards which, unlike standards for the traditional cinema market, do not include our proprietary audio technologies. In fiscal 2009, 2010, and 2011 our products revenue represented 13%, 20%, and 14% of our total revenue, respectively.

Services

We offer a variety of services to support film production, television broadcast, and music production. Our engineers work alongside filmmakers, television broadcasters, and music producers, helping them use our products and technologies to create and reproduce content as they envision. We typically enter into service agreements with motion picture studios or filmmakers to provide production services related to the preparation of a Dolby soundtrack, such as equipment calibration, mixing room alignment, and equalization. Under these agreements, we provide our encoders to the studios for use during sound mixing, enabling them to create films with Dolby soundtracks using our proprietary technologies.

We provide other services such as print quality control, professional film mastering services to prepare movies for digital release, and theater system calibration for important screenings, such as premieres, film festivals, and press screenings. Our engineers also provide training, system design consultation, and on-site technical expertise to cinema operators throughout the world to help them configure their screening rooms and equipment, in order to ensure that movies are replayed with consistently high quality. In fiscal 2009, 2010, and 2011, our services revenue represented 4%, 3%, and 3% of our total revenue, respectively.

Our Technologies and Products

Our core technologies are signal processing systems that deliver rich, clear, and immersive sound in movie soundtracks, DVDs, Blu-ray Discs, personal computers, digital televisions, mobile devices, video games, satellite and cable broadcasts, and online streaming. Many of our technologies are incorporated into professional products that we manufacture, including cinema sound processors and digital audio encoders and decoders. We have also expanded our focus on developing and delivering new audio and video technologies that enhance the entertainment experience, including audio technologies for mobile devices and video technologies for 3D, digital cinema, post-production, and LED backlit LCD televisions.

Our Technologies

•

Dolby Digital – Dolby Digital is a digital audio coding technology used to provide surround sound in theaters and in the home from DVDs, digital terrestrial broadcast, cable, and satellite systems. Dolby Digital enables the storage and transmission of up to five full range audio channels plus a low frequency effects channel.

•	Dolby Digital Plus – Dolby Digital Plus is a digital audio coding technology built as an extension to Dolby Digital technologies. With the addition of new coding techniques and an expanded bitstream structure, Dolby Digital Plus offers greater efficiency for lower bit rates, as well as the option for more channels and higher bit rates. Dolby Digital Plus can support a wide range of current and emerging applications such as digital television, mobile, and Internet based content services. Dolby Digital Plus is compatible with all existing Dolby Digital equipped consumer electronics.

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

•

HE AAC – HE AAC is a highly efficient, high quality audio compression technology designed for broadcast, download and streaming content. HE AAC adds spectral band replication to AAC. We are one of the primary developers of this technology.

•

Dolby Pulse – Dolby Pulse is an optimized HE AAC coding technology that combines the efficiency of HE AAC with Dolby metadata capability, providing consistency and compatibility for Dolby enabled, bandwidth-critical applications such as digital cable and satellite broadcasting, HDTV, IPTV, mobile phones, portable media players, and online entertainment.

•	Dolby E – Dolby E is a professional digital audio coding system developed to assist with the conversion of two channel broadcast facilities to multichannel audio.

•

Dolby Digital Live – Dolby Digital Live is a real time encoding technology that converts any audio signal into a Dolby Digital bitstream for transport and playback to a home theater system. Dolby Digital Live enables connection of a PC or game console to a Dolby Digital equipped audio/video receiver or digital speaker system via a single digital connection.

•

Dolby Pro Logic II – Dolby Pro Logic II is a matrix surround decoding technology that detects the naturally occurring directional cues in two channel audio content and transforms the content into five playback channels of full bandwidth surround sound.

•	Dolby Pro Logic II(x) – Dolby Pro Logic II(x) extends the Pro Logic II technology to seven playback channels.

•	Dolby Pro Logic IIz – Dolby Pro Logic IIz is Dolby’s newest matrix decoding technology, which adds the dimension of height to surround sound playback.

•	PC Entertainment Experience or PCEE – PCEE is a suite of technologies for entertainment-oriented PCs, which enhance the audio quality of media.

•

Dolby Headphone – Dolby Headphone technology provides the sound of a five speaker surround playback system through any pair of headphones by modeling the surround sound listening experience of a properly calibrated 5.1 channel speaker system.

•	Dolby Mobile – Dolby Mobile is a suite of post processing technologies optimized for mobile devices and designed to enhance the audio quality of media delivered on the device.

•	Dolby Digital Stereo Creator – Dolby Digital Stereo Creator allows users to author DVDs with Dolby Digital stereo soundtracks.

•	Dolby Digital 5.1 Creator – Dolby Digital 5.1 Creator enables users to record home movies with Dolby Digital surround sound.

•	Dolby Volume – Dolby Volume is an audio leveling technology for CE devices and provides consistent volume and quality across various programs.

•

Dolby Virtual Speaker – Dolby Virtual Speaker is an audio virtualization technology that simulates the effect of natural, realistic surround sound from just two stereo speakers. Dolby Virtual Speaker transforms TV, movies, and recorded music into a surround sound experience for anyone with a two speaker system.

•	Dolby HDR – Dolby’s HDR technologies increase the contrast ratio of LED backlit LCD televisions through the use of local dimming.

•

Analog Signal Processing Technologies – Our analog signal processing technologies, including our noise reduction technologies, improve the sound quality of cassette tapes and film by reducing background noise and extending the overall dynamic range of analog media.

Our Products

•

Digital Cinema Products – Digital Cinema Products are used for digital cinema encoding, distribution, and playback. Our digital cinema server is used to load, store, decrypt, decode, and re-encrypt digital film files for presentation on a digital cinema projector. We also provide products that encrypt, encode, and package digital films, and digital cinema processors to decode digital cinema soundtracks.

•

Digital 3D Products – Digital 3D Products deliver a 3D image with an existing digital cinema server and white screen, providing exhibitors a flexible 3D solution. Our Dolby 3D glasses feature high quality multicoated lenses with a special curvature that delivers 3D images.

•	Digital Media Adapters – Digital Media Adapters are used to adapt existing analog cinema audio systems to the latest digital audio technologies.

•	Traditional Cinema Processors – Traditional Cinema Processors are used to read, decode, and play back a film soundtrack and calibrate the sound system in a movie theater.

•

Broadcast Products – Broadcast Products are used to encode, transmit, and decode multiple channels of high quality audio for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming.

•

Professional Reference Monitor – Professional Reference Monitor is a video monitor used during the production and post-production of cinematic and video content in situations where grade 1 reference performance is required.

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

Sales and Marketing

We sell and market technologies, products, and services throughout the entertainment industry through an internal sales staff and through distributors. We maintain sales offices in the U.S., the United Kingdom, Japan, China, Taiwan, Germany, France, Spain, Dubai, the Netherlands, South Korea, Russia, and India.

We focus our marketing efforts on consumer electronics, personal computer, broadcast, cinema, production services, gaming, automotive, video, and mobile markets. We reach these markets primarily through industry trade shows, public relations, our website, partner events, and direct marketing.

Products and Technology

Research and Development

Historically, we have focused our research and development primarily on audio signal processing technologies. Increasingly, we have expanded our research and development efforts into new audio, voice, and video areas. By focusing on creation, proof of feasibility, and early stage prototyping of patentable new audio, voice, image, and related technologies, our research groups serve as a source of new technologies for the engineering and technology development teams. The research groups also help identify, investigate, and analyze new long-term opportunities, help develop our technology strategy, and provide support for internally developed and externally acquired technologies.

Engineering and technology development teams take the technologies developed by the research group to further develop for use in our professional products and by our licensees. In addition, our engineering and technology development teams are involved in the commercialization of technologies created by third parties.

We conduct our research and development activities at a number of locations, including Burbank, San Francisco, and Santa Clara, California, Yardley, Pennsylvania, Indianapolis, Indiana, Sydney, Australia, Stockholm, Sweden, Beijing, China, and Nuremberg and Berlin, Germany. Our research and development expenses were $81.5 million, $105.0 million, and $123.9 million in fiscal 2009, 2010, and 2011, respectively.

Product Manufacturing

Our product quality is ensured through the use of well documented, and in some cases highly automated, assembly processes and the rigorous testing of our products compared to all published specifications.

We have a single production facility and increasingly use contract manufacturers for a significant portion of our production capacity. We purchase components and fabricated parts from multiple suppliers; however, we rely on sole source suppliers for certain components used to manufacture our products. We source components and fabricated parts both locally and globally in order to provide for continued supply.

Customers

We license our technologies to software vendors, such as operating system vendors and ISVs, and to IC manufacturers. Our licensees also include manufacturers of home audio and video products, set-top boxes, video game consoles, mobile devices, in-car entertainment systems, and PCs.

We have customers in a wide range of entertainment industries, and we sell our professional products either directly to the end user or, more commonly, through dealers and distributors. Users of our professional products and services include movie studios, cinema operators, film distributors, broadcasters, and video game designers.

Microsoft Corporation is one of our licensees and accounted for approximately 10%, 12%, and 13% of our total revenue in fiscal 2009, 2010, and 2011, respectively. Most of our Microsoft revenue is generated from the

Windows 7 operating system, which contains our technologies. We face the risk that Microsoft may not include our technologies in the commercial version of the Windows 8 operating system or future Microsoft operating systems. If our technologies were not to be included in the commercial version of the Windows 8 operating system or future Microsoft operating systems, we intend to support the playback of DVD, Blu-ray Disc, Broadcast, and online content on PCs by licensing our technologies directly to OEMs. Additional information relating to Microsoft and Window 8 is set forth in Item 7, “Management’s Discussion & Analysis of Financial Condition and Results of Operations.”

Competition

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: Audyssey Laboratories, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Monster Cable Products, Philips, RealNetworks, Rovi, Sony, SRS Labs, Thomson, and Waves Audio. Competitors for our products include: Barco, Doremi, GDC, IMAX, MasterImage 3D, NEC, Panavision, QSC Audio Products, Qube Cinema, REAL D, Sony, Technicolor, USL, and XpanD. Competitors for our services include DTS and Sony. In addition, other companies may become competitors in the future.

Some of our current and future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, some of our current or potential competitors may have an advantage over us in the market for online technologies because of their greater experience in that market. In addition, some of our current or potential competitors may be able to offer integrated system solutions in certain markets for entertainment technologies, including audio, video, and rights management technologies related to PCs or the Internet, which could make competing technologies that we develop or acquire unnecessary. By offering an integrated system solution, these potential competitors may also be able to offer competing technologies at lower prices than we can, which could adversely affect our operating results.

Several of our competitors have introduced digital cinema products that support the presentation of movies with higher resolution “4K” digital cinema projectors. Certain major exhibitors have begun installing 4K digital cinema equipment in their theaters. In the future, other exhibitors may feel they need to outfit some or all of their theaters with 4K digital cinema equipment to compete in markets where competitors are promoting 4K products. We currently do not offer a 4K digital cinema solution, although we are developing one.

We also face competitive risks in situations where our customers are current or potential competitors. For example, Sony and Microsoft are significant licensee customers, and Sony is a significant purchaser of our broadcast products and services; however, Sony and Microsoft are also competitors with respect to some of our broadcast and consumer technologies.

Many of the CE products that include our audio technologies also include audio technologies developed by our competitors. We believe that the principal competitive factors in each of our markets include some or all of the following:

•	Inclusion in explicit industry standards;

•	Adoption as de facto industry standards;

•	Brand recognition and reputation;

•	Quality and reliability of products and services;

•	Technology performance, flexibility, and range of application;

•	Relationships with producers, directors, and distributors in the film industry, with television broadcast industry leaders, and with the management of semiconductor and consumer electronics OEMs;

•	Availability of compatible high quality audio content and the inclusion of Dolby Digital soundtracks on DVDs;

•	Price; and

•	Timeliness and relevance of new product introductions.

We believe we compete favorably with respect to many of these factors.

In general, we are unable to quantify our market share in any particular market in which we operate. Our products and services span the audio portions of several distinct and diverse industries, including the cinema, broadcasting, video game, and recording industries. The lack of clear definition of the markets in which our products, services, and technologies are sold or licensed, the basic nature of our technologies, which can be used for a variety of purposes, and the diverse nature of and lack of detailed reporting by our competitors make it impracticable to quantify our position.

Intellectual Property

We have a substantial base of intellectual property assets, including patents, trademarks, copyrights, and trade secrets such as know-how.

As of September 30, 2011, we had nearly 2,300 individual issued patents and over 2,300 pending patent applications in nearly 90 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through May 2030. Of these, two patents are scheduled to expire in the remainder of calendar year 2011, 52 patents are scheduled to expire in calendar year 2012, 30 patents are scheduled to expire in calendar year 2013, and 91 patents are scheduled to expire in calendar year 2014.

We derive our licensing revenue principally from our Dolby Digital technologies. Patents relating to our Dolby Digital technologies have begun to expire and the remaining patents relating to this technology generally expire between now and 2017. Additional patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2018 and 2026, and the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire between now and 2021.

We pursue a general practice of filing patent applications for our technologies in the U.S. and various foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technology innovations. We have multiple patents covering unique aspects and improvements for many of our technologies.

We have over 900 trademark registrations throughout the world for a variety of word marks, logos, and slogans. Our marks cover our various products, technologies, improvements, and features, as well as the services that we provide. Our trademarks are an integral part of our licensing program, and licensees typically elect to place our trademarks on their products to inform consumers that their products incorporate our technology and meet our quality specifications. Our trademarks include the following:

Examples of our Word Trademarks

• Dolby • Dolby Digital • Dolby Digital Plus • Dolby Home Theater	• Dolby Mobile • Dolby Headphone • Dolby TrueHD • Dolby Digital Cinema

Examples of our Logo Trademarks

We protect our intellectual property rights both domestically and internationally. In the past, however, we have experienced problems with OEMs of CE products in emerging economies. OEMs have failed to report or underreported shipments of their products that incorporate our technologies. We have also had problems with implementation licensees selling ICs with our technologies to third parties that are not system licensees. We expect to experience such problems in the future.

Moreover, we have relatively few or no issued patents in certain countries. For example, in China, Taiwan, and India, we have only limited patent protection, especially with respect to our Dolby Digital technologies. In India, we have no issued patents for Dolby Digital technologies. Consequently, in the future we may recognize less revenue from Dolby Digital from those regions. Thus, maintaining or growing our licensing revenue in developing countries such as China, Taiwan, and India will depend in part on our ability to obtain patent rights in these counties, which is uncertain. Further, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is uncertain.

Employees

As of September 30, 2011, we had 1,369 employees worldwide, of which 467 employees were based outside of the U.S. None of our employees are subject to a collective bargaining agreement. We believe that our employee relations are good.

Corporate and Available Information

We were founded in London, England in 1965 and incorporated as a New York corporation in 1967. We reincorporated in California in 1976 and reincorporated in Delaware in September 2004. Our principal corporate offices are located at 100 Potrero Avenue, San Francisco, California 94103, and our telephone number is (415) 558-0200.

Our Internet address is www.dolby.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the Investor Relations section of our Internet website. The information found on our Internet website is not part of this or any other report we file with or furnish to the SEC.

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

Licensing revenue constitutes the majority of our total revenue, representing 83%, 77%, and 83% in fiscal 2009, 2010, and fiscal 2011, respectively. We do not manufacture consumer entertainment products ourselves and we depend on licensees and customers, including software vendors and original equipment manufacturers (“OEM”), to incorporate our technologies into their products.

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

We are monitoring the situation in Thailand in light of the recent flooding to determine any potential risks of disruption which would adversely affect our operating results. We are unable to predict the full effect of the recent catastrophe. Because our technologies are typically embedded in our licensees’ products, a disruption in our licensees’ global supply chains could adversely affect our revenue.

To the extent that sales of PCs with Dolby technologies decline, our licensing revenue will be adversely affected.

Revenue from our PC market depends on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included on computers, through operating systems, independent software vendors (“ISV”) media applications, or otherwise, and the terms of any royalties or other payments we receive from licensors of such software. In the short term, we face many risks in the PC market that may affect our ability to successfully participate in that market, including, but not limited to the following:

•	Purchasing trends for netbooks, low-cost PCs, and tablets, which may not include operating systems or ISV media applications with our technologies;

•	Unauthorized and infringing PC software with our technologies for which we do not receive royalty payments;

•	Hard disk drive shortages due to the Thailand flooding may adversely impact PC sales;

•

The inclusion of our technologies in business-oriented editions of Windows 7 could result in our technologies residing in a greater percentage of PCs, resulting in substantial discounts and reducing the average per unit royalty we receive from Microsoft over time; and

•

Certain PC OEMs have excluded, and we expect others will exclude in the future, ISV media applications from their product offerings for Windows 7 based PCs, because Windows 7 incorporates DVD playback software.

In the long-term, we face additional risks, including, but not limited to the following:

•	Whether our technologies will be included in future PC operating systems, such as Windows 8;

•	The extent and rate at which Windows 8 is adopted in the marketplace;

•	The extent to which earlier versions of Microsoft operating systems, including Windows 7, continue to be licensed after the release of Windows 8;

•	Our ability to establish and extend direct licensing relationships with OEMs as we have done in the past;

•	PC OEMs may not participate in our new licensing program, or they may install our software on fewer PCs, or require aftermarket end-user installation;

•	The rate at which optical disc media shifts to online media content resulting in fewer PCs with optical disc drives and declines in PC DVD and Blu-ray Disc players;

•	If we license our technologies on a per device basis, rather than on a per application basis, we will no longer collect multiple royalties per PC which may impact our results of operations; and

•	Our ability to extend the adoption of our technologies in online and mobile platforms and devices.

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

The future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new and existing markets for our technologies, such as digital broadcast, online and mobile media distribution, consumer video and voice. For example, growth of our broadcast revenue is dependent upon continued global growth of digital television broadcasting and the adoption of our technologies into emerging digital broadcast standards. In addition, our revenue is dependent upon the growth of the PC market and the continued adoption of our technologies into PCs as well as the adoption of our technologies into connected portable devices such as tablets and smart phones. Furthermore, our ability to drive OEM demand for our technologies depends in part on whether or not we are able to successfully participate in the online and mobile content delivery markets.

Our ability to penetrate new and existing markets for our technologies depends on increased consumer demand for products that contain our technologies, which may not occur. Some of these markets are ones in which we have not previously participated or have limited experience, such as voice and consumer video, and we may not adequately adapt our business and our technologies to consumer demand.

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

•	The 3D market has become increasingly competitive and we may lose further market share;

•	As the industry transition to 3D enabled screens becomes substantially complete, demand for new 3D enabled screens will drop significantly and the industry will enter into a replacement cycle;

•	Industry participants may perceive our up-front 3D equipment costs and reusable glasses business model or our 3D products as less attractive;

•	Our participation in the 3D cinema market will be limited to the extent theaters do not convert from analog to digital cinema;

•	Demand for our 3D cinema products is driven by the number of 3D cinema releases and the commercial success of those releases;

•	Our 3D glasses could become subject to regulation in the U.S. and other countries in the future, which could restrict how our 3D glasses are manufactured, used, or marketed; and

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

Sales of our cinema products and services tend to fluctuate based on the underlying trends in the cinema industry. For example, when box office receipts for the cinema industry increase, we have typically seen a corresponding increase in sales of our cinema products, as cinema owners will be more likely to build new theaters and upgrade existing theaters with our more advanced products. Conversely, when box office receipts are down, cinema owners tend to scale back on plans to expand or upgrade their systems.

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

As cinema exhibitors have constructed new theaters or upgraded existing theaters, they have generally chosen digital cinema over traditional film cinema and we expect this trend to continue. Digital cinema, which is based on open standards, does not include our proprietary audio technologies. As the cinema industry continues to adopt digital cinema, the demand for our traditional film cinema products and services has declined significantly and we anticipate that the demand for film based products will decline in future periods. Furthermore, exhibitors adopting digital cinema can choose from multiple digital cinema playback servers and audio processors, many of which may not contain our technologies. If the demand for our traditional film cinema products and services continues to decrease without a meaningful increase in revenue from digital cinema products and services, our revenue stream from the cinema industry would be adversely affected.

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

We face risks relating to the online and mobile content delivery markets and declines in optical disc media.

For nearly 20 years, movies have been distributed, purchased, and consumed through optical disc media, such as DVD and more recently Blu-ray Disc. However, the growth of the Internet and home computer usage, connected televisions, set-top boxes, tablets, smart phones, and other devices accompanied by the rapid advancement of online and mobile content delivery has resulted in the recent trend to movie download and streaming services in various parts of the world. We expect a further shift away from optical disc media to online and mobile media content consumption, which will result in declines in revenue from DVD and Blu-ray Disc players. Such declines would adversely affect our licensing revenue.

In addition, online and mobile media content services that compete with or replace DVD and Blu-ray Disc players as dominant media for consumer video entertainment may choose not to encode their content with our proprietary technologies, which could affect OEM and software vendor demand for our decoding technologies. Furthermore, our participation in online media content playback may be less profitable for us than DVD and Blu-ray Disc players. The online and mobile markets are characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent new product and service introductions, short product and service life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing. Any of the foregoing could adversely affect our business and operating results.

Our operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees, royalty report adjustments, and the satisfaction of our revenue recognition criteria.

Our quarterly operating results fluctuate based on the risks set forth in this section, as well as on:

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

We have often experienced, and expect to continue to experience, problems with non-licensee OEMs and software vendors, particularly in emerging economies, such as China, incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. Manufacturers of integrated circuits, or ICs, containing our technologies occasionally sell these ICs to third parties who are not our system licensees. These sales, and the failure of such manufacturers to report the sales, facilitate the unauthorized use of our intellectual property. As emerging economies transition from analog to digital content, such as the transition from analog to digital broadcast, we expect to experience increased problems with this form of piracy, which would adversely affect our operating results.

We have limited experience in non-sound technology markets which could limit our future growth.

Our future growth will depend, in part, upon our expansion into areas beyond sound technologies. For example, in addition to our digital cinema and 3D digital cinema initiatives, we are exploring other areas that facilitate delivery of digital entertainment, such as video solutions for the consumer market. We will need to spend considerable resources in the future on research and development or acquisitions in order to deliver innovative non-sound products and technologies. However, we have limited experience in non-sound technology markets and, despite our efforts, non-sound products, technologies, and services we expect to develop or acquire and market may not achieve or sustain market acceptance, may not meet industry needs, and may not be accepted as industry standards. If we are unsuccessful in selling non-sound products, technologies, and services, the future growth of our business may be limited.

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

As of September 30, 2011, we had nearly 2,300 individual issued patents and over 2,300 pending patent applications in nearly 90 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through May 2030. Of these, two patents are scheduled to expire in the remainder of calendar year 2011, 52 patents are scheduled to expire in calendar year 2012, 30 patents are scheduled to expire in calendar year 2013 and 91 patents are scheduled to expire in calendar year 2014. Patents relating to our Dolby Digital technologies, from which we principally derive our licensing revenue, have begun to expire and the remaining patents relating to this technology generally expire between now and 2017. Additional patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2018 and 2026. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire between now and 2021.

The markets for our technologies are highly competitive, and if we are unable to compete successfully, our business will suffer.

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: Audyssey Laboratories, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Monster Cable Products, Philips, RealNetworks, Sonic Solutions, Sony, SRS Labs, Thomson, and Waves Audio. Competitors for our products include: Barco, Doremi, GDC, IMAX, MasterImage 3D, NEC, Panavision, QSC Audio Products, Qube Cinema, REALD, Sony, Technicolor, USL, and XpanD. Competitors for our services include DTS and Sony. Consumers may perceive the quality of the audio experience produced by some of our competitors’ technologies to be equivalent or superior to the audio experience produced by our technologies. Other companies may become competitors in one or more of these areas in the future.

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

Maintaining and strengthening the Dolby brand is critical to maintaining and expanding our licensing, products, and services business, as well as to our ability to enter new markets for our sound and other technologies. Our continued success depends, in part, on our reputation for providing high quality technologies, products, and services across a wide range of entertainment markets, including the CE, PC, broadcast, and gaming markets. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business and prospects will suffer. Furthermore, we believe that the strength of our brand may affect the likelihood that our technologies are adopted as industry standards in various markets and for various applications. Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to successfully enter into new markets, and to provide high quality products and services in these new markets, which we may not do successfully.

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

The markets for the consumer entertainment products in which our technologies are incorporated are intensely competitive and price sensitive. We expect to face increased royalty pricing pressure for our technologies as we seek to drive the adoption of our technologies into online content and portable devices, such as tablets and smart phones. Retail prices for consumer entertainment products that include our sound technologies, such as DVD players and home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, OEMs have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge our customers who incorporate our technologies into the consumer entertainment products that they sell. Furthermore, while we have contractual rights with many of our licensees for cost of living adjustments to our royalty rights, we may not be able to negotiate those terms in our contracts with existing and new licensees. Additionally, downward cost of living adjustments would result in declines in the licensing fees that we charge. A decline in, or the modification or loss of the contractual right to increase, the licensing fees we charge could materially and adversely affect our operating results.

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

We have in the past and may in the future have disputes with our licensees regarding our licensing arrangements.

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

•

If we encounter delays in the development of our 4K digital cinema solution or if we are unable to provide a solution at a market competitive price, our future prospects in digital cinema may be limited;

•

At least one of our competitors has a significantly greater installed base of its digital cinema servers than we do which has and likely will continue to limit our share of the digital cinema market, particularly in the U.S. market;

•	Pricing and other competitive pressures have caused us to implement pricing strategies which have had an adverse effect on our products gross margins;

•

Delays in updating our server software to comply with the current DCI specifications could result in lost or delayed product sales and the deferral of future products sales due to revenue recognition restrictions;

•	If cinema owners do purchase our digital cinema products, they may require contractual provisions that would obligate us to comply with the current DCI specifications within a certain period of time;

•

If Dolby systems are not in compliance with current DCI specifications within that period of time, we may become obligated to the cinema owners, some of whom are existing customers, to replace the non-compliant systems with compliant systems; and

•	As the industry transition to digital cinema becomes substantially complete, the demand for new digital cinema screens will drop significantly and the industry will enter into a replacement cycle.

These and other risks related to digital cinema could limit our future prospects in digital cinema and could materially and adversely affect our operating results.

Acquisition activities could result in operating difficulties and other harmful consequences.

We have evaluated, and expect to continue to evaluate, a wide array of possible strategic transactions, including acquisitions. We consider these types of transactions in connection with our efforts to expand our business beyond sound technologies. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future, any of these transactions could be material in relation to our market capitalization, financial condition or results of operations. The process of integrating an acquired company, business, or technology may create unforeseen difficulties and expenditures. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures, and languages, currency risks, and risks associated with the particular economic, political, and regulatory environment in specific countries. Also, the anticipated benefit of our acquisitions may not materialize.

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

We recently replaced our enterprise resource planning (“ERP”) system as well as other key software applications used in our global operations. Our ERP system and related applications are integral to our ability to accurately and efficiently maintain our books and records, manage royalty and product revenue streams, record our transactions, provide critical information to our management, and prepare our financial statements. Any unexpected difficulties resulting from these replacement efforts, could adversely affect our operating results and the accuracy and timely reporting of those results.

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

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2009, 2010, and 2011, revenue from outside the U.S. was 65%, 66%, and 68% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide.

Due to our reliance on sales to customers outside the U.S., we are subject to the risks of conducting business internationally, including:

•

Our ability to enforce our contractual and intellectual property rights, especially in those foreign countries that do not recognize and enforce intellectual property rights to the same extent as do the U.S., Japan, and European countries, which increases the risk of unauthorized and uncompensated use of our technologies;

•	U.S. and foreign government trade restrictions, including those which may impose restrictions on importation of programming, technology, or components to or from the U.S. States;

•	Our ability to comply with applicable international laws and regulations governing our business and operations, including local consumer and safety laws, as well as license requirements;

•

Foreign government taxes, regulations, and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the U.S. States, and other laws limiting our ability to repatriate funds to the U.S. States;

•	Burdens of complying with a variety of foreign laws;

•	Changes in diplomatic and trade relationships;

•	Difficulty in establishing, staffing, and managing foreign operations;

•	Adverse fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;

•	Political or social instability, natural disasters, war or events of terrorism; and

•	The strength of international economies.

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

Our stock repurchase program, whereby we may continue to repurchase shares of our Class A common stock, may reduce the public float of shares available for trading on a daily basis. Such purchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will buy additional shares of our Class A common stock under our stock repurchase program or that any future repurchases will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our Class A common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.

Fluctuations in our operating results and other factors may contribute to the volatility of the market price of our stock.

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual revenue and operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our business and prospects, and could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenue or the volatility of the market price of our stock include those risks set forth in this section as well as the following:

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

•

The announcement, introduction, or enhancement of technologies, products, and services, by us, our licensees, and our competitors, and market acceptance of these new or enhanced technologies, products, and services;

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

•	Adverse outcomes of litigation or governmental proceedings, including any foreign, federal, state, or local tax assessments or audits;

•	Repurchases we make of our common stock;

•	Costs of litigation and intellectual property protection;

•	Exchange rate fluctuations between the U.S. dollar and other currencies;

•	Variations between our operating results and published analysts’ expectations; and

•	Announcements by our competitors or significant customers.

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

We are subject to the periodic examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Additionally, due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realizability of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition, and cash flows.

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

Our business is dependent upon protecting our patents, trademarks, trade secrets, copyrights, and other intellectual property rights. Licensing revenue represented 83%, 77%, and 83% of our total revenue in the fiscal years 2009, 2010, and 2011, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

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

We generally seek patent protection for our innovations. However, it is possible that some of these innovations may not be protectable, or we may choose not to protect particular innovations that later turn out to be important, due to the high costs of obtaining patent protection. Even where we do have patent protection, the scope of such protection may be insufficient to prevent third parties from designing around our particular patent claims. Furthermore, there is always the possibility that an issued patent may later be found to be invalid or unenforceable. We also seek to maintain select intellectual property as trade secrets. Third parties or our employees could intentionally or accidentally compromise the intellectual property that we maintain as trade secrets, which would cause us to lose the competitive advantage resulting from them.

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

We believe that the success we have had licensing our surround sound technologies to system licensees is due, in part, to the strength of our brand and the perception that our technologies provide a high quality solution for surround sound. However, both free and proprietary sound technologies are becoming increasingly prevalent, and we expect competitors to continue to enter this field with other solutions. Furthermore, to the extent that customers perceive our competitors’ solutions to provide the same advantages as our technologies at a lower or comparable price, there is a risk that these customers may treat sound encoding technologies such as ours as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. The commoditization of our audio technologies, as opposed to treatment as a premium solution, could adversely affect our business, operating results, and prospects.

The loss of or delay in operations of one or more of our key suppliers could materially delay or stop the production of our products and impair our ability to generate revenue.

Our reliance on outside suppliers for some of the key materials and components we use in manufacturing our products involves risks, including limited control over the price, timely delivery, and quality of such components. We have no formal agreements in place with our suppliers for the continued supply of materials and components. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause material delays in our production operations and increase our production costs. In addition, at times our suppliers have not been, and in the future may not be, able to meet our production demands as to volume, quality, or timeliness.

Moreover, we rely on sole source suppliers for some of the components that we use to manufacture our products, including specific charged coupled devices, light emitting diodes, and digital signal processors. These sole source suppliers may become unable or unwilling to deliver these components to us at an acceptable cost or at all, which could force us to redesign those specific products.

Our inability to obtain timely delivery of key components of acceptable quality, any significant increases in the prices of components, or the redesign of our products could result in material production delays, increased costs, and reductions in shipments of our products, any of which could increase our operating costs, harm our customer relationships, or materially and adversely affect our business and operating results.

Revenue from our products may suffer if our production processes encounter problems or if we are not able to match our production capacity to fluctuating levels of demand.

Our products are highly complex and production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time in a cost effective manner, which could harm our competitive position. We have a single production facility and increasingly use contract manufacturers for a significant portion of our production capacity. Our reliance on contract manufacturers for the manufacture of our products involves risks, including limited control over timely delivery and quality of such products. For example, during the first quarter of fiscal 2012, severe flooding in Thailand impacted the facility of a contract manufacturer to which we were transferring manufacturing operations. We are now planning to transfer manufacturing operations to a different facility and we also are undertaking a contingency plan to increase our available supply of product. However, we continue to monitor the Thailand situation and conditions could worsen. If production of our products is interrupted, we may not be able to manufacture products on a timely basis. A shortage of manufacturing capacity for our products could adversely affect our operating results and damage our customer relationships. We are unable to quickly adapt our manufacturing capacity to rapidly changing market conditions and a contract manufacturer may encounter similar difficulties. Likewise, we may be unable to quickly respond to fluctuations in customer demand or contract manufacturer interruptions. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products. Any inability to effectively respond to fluctuations in customer demand for our products or contract manufacturer interruptions may adversely affect our gross margins.

Our products, from time to time, experience quality problems that can result in decreased sales and higher operating expenses.

Our products are complex and sometimes contain undetected software or hardware errors, particularly when first introduced or when new versions are released. In addition, to the extent that we engage contract manufacturers, we do not have as much control over manufacturing which could result in quality problems.

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

From time to time, one or a small number of our customers or licensees may represent a significant percentage of our products, services, or licensing revenue. For example, revenue from our largest customer represented approximately 13% of total revenue for fiscal 2011. Although we have agreements with many of these customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, whether due to strategic redirections or adverse changes in their businesses or for other reasons, could have a significant adverse effect on our operating results.

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

We rely significantly on a global network of independent, regional distributors to market and distribute our cinema and broadcast products. Our distributor arrangements are non-exclusive and our distributors are not obligated to buy our products and can represent competing products. The loss of a major distributor or the inability or unwillingness of our distributors to dedicate the resources necessary to promote our portfolio of products could adversely affect our revenue. For example, the recent flooding in Thailand is expected to adversely affect product sales by our regional distributor. Furthermore, our distributors could retain product channel inventory levels that exceed future anticipated sales, which could adversely affect future sales to those distributors. In addition, failures of our distributors to adhere to our policies or other ethical practices could adversely affect us. For example, while we have implemented policies designed to promote compliance with the Foreign Corrupt Practices Act, export controls, and local laws, we do not have direct control over the business and risk management policies adopted by our distributors, and they could act contrary to our policies.

For the foreseeable future, Ray Dolby or his affiliates will be able to control the selection of all members of our board of directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.

At September 30, 2011, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 57,409,000 shares of our Class B common stock. As of September 30, 2011, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99.7% of our outstanding Class B common stock, which in the aggregate represented approximately 91.5% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.

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

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As previously announced, Ray Dolby as Trustee of the Ray Dolby Trust under the Dolby Family Trust Instrument dated May 7, 1999 adopted a Rule 10b5-1 trading plan in the second quarter of fiscal 2011 to sell a total of up to 3 million shares of the Company’s Class A common stock (or approximately 5.1% of Ray Dolby’s direct and indirect holdings at the time) in compliance with Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Sales under the trading plan commenced in May 2011, are based on pre-established stock price thresholds, and are subject to daily volume limits. The trading plan will expire once all of the shares have been sold or on May 31, 2012, whichever is earlier. We cannot predict the effect the trading plan sales may have on the future trading prices of our Class A common stock. As of September 30, 2011, we had a total of 109,420,100 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.

As of September 30, 2011, our directors and executive officers beneficially held 57,419,000 shares of Class B common stock, 86,814 shares of Class A common stock, vested options to purchase 30,000 shares of Class B common stock and vested options to purchase 525,443 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Facilities

Our principal corporate office, which we lease from the Dolby Family Trust, is located at 100 Potrero Avenue, San Francisco, California. This office provides approximately 70,000 square feet of space. The lease for this office expires on December 31, 2013, but we have options to renew the lease for two additional five-year terms.

Ray and Dagmar Dolby, the Ray Dolby Trust, or the Dolby Family Trust own a majority financial interest in real estate entities that own and lease to us certain of our other facilities in California and the United Kingdom. We own the remaining financial interests in these real estate entities. We lease from these real estate entities approximately 122,000 square feet of space at 999 Brannan Street, San Francisco, California for our principal administrative offices, approximately 45,000 square feet of space in Brisbane, California for manufacturing facilities and approximately 19,000 square feet of space in Burbank, California for research and development, sales, services, and administrative facilities. In addition, we lease from these real estate entities approximately 75,000 square feet of space in Wootton Bassett, England, which was used for manufacturing, sales, services and administrative facilities. In fiscal 2009, we consolidated our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility to improve efficiencies. We continue to use the Wootton Bassett facilities for sales and services. The leases for these facilities expire at various times through 2015.

We also lease additional research and development, sales, product testing, and administrative facilities from third parties in California, New York, Indiana, Pennsylvania, and internationally, including in Asia, Europe, Australia, Canada, and Brazil.

We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights, commercial, employment, and other matters. In our opinion, resolution of these pending matters is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “DLB.” The following table sets forth the range of high and low sales prices on the NYSE of the Class A common stock for the periods indicated, as reported by the NYSE. Such quotations represent inter dealer prices without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2010		Fiscal 2011
	High	Low	High	Low
First Quarter	$47.80	$37.25	$69.69	$56.69
Second Quarter	59.73	47.02	68.88	46.80
Third Quarter	69.72	58.09	51.59	41.44
Fourth Quarter	70.14	52.19	45.36	27.36

Our Class B common stock is neither listed nor publicly traded.

As of November 9, 2011, there were approximately 18 holders of record of our Class A common stock and 48 holders of record of our Class B common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

Dividend Policy

We have never declared nor paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not currently plan to pay any dividends in the immediate future. The payment of future dividends on the common stock and the rate of such dividends, if any and when not restricted, will be determined by our board of directors in light of our results of operations, financial condition, capital requirements, and any other relevant factors.

Sales of Unregistered Securities

In the fiscal quarter ended September 30, 2011, we issued an aggregate of 28,793 shares of our Class B common stock to certain employees, officers, and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan; since October 1, 2011 through November 9, 2011, we issued an aggregate of 6,762 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of less than $0.1 million in both the fiscal quarter ended September 30, 2011 and the period since October 1, 2011 through November 9, 2011 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of November 9, 2011 options to purchase an aggregate of 259,844 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

None of the foregoing transactions involved any underwriters, underwriting discounts, or commissions, or any public offering.

Each share of our Class B common stock is convertible into one share of our Class A common stock at any time, at the option of the holder or upon the affirmative vote of the holders of a majority of the shares of Class B common stock. In addition, each share of Class B common stock shall convert automatically into one share of Class A common stock upon any transfer, except for certain transfers described in our amended and restated certificate of incorporation.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of our Class A Common stock, $0.001 par value per share, during the fourth quarter of fiscal 2011:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 2, 2011 - July 29, 2011	511,264	$42.29	511,264	$394.6 million
July 30, 2011 - August 26, 2011	408,629	34.14	408,629	$380.7 million
August 27, 2011 - September 30, 2011	470,258	30.45	470,258	$366.4 million

Total	1,390,151		1,390,151

(1)	Excludes commission costs
(2)	Shares of Class A common stock were purchased under a $250.0 million stock repurchase program announced on November 3, 2009, which was subsequently increased by $300.0 million and $250.0 million announced on July 27, 2010 and August 4, 2011, respectively. The stock repurchase program does not have an expiration date. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate.
(3)	Amounts shown in this column reflect amounts remaining under the stock repurchase program.

Stock Price Performance Graph

The following graph compares the total return of our Class A common stock with the total return for the New York Stock Exchange Composite Index (the “NYSE Composite”) and the Russell 3000 Index (the “Russell 3000”) for the five fiscal years ended September 30, 2011. The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $19.85 on September 29, 2006, and in the NYSE Composite and the Russell 3000 on the same date and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “filed” for purposes of Section 18 of Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act. Information used in the graph was obtained from a third party investment research firm, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this filing. The consolidated statements of operations and balance sheets data for the fiscal years ended September 28, 2007 and September 26, 2008 were derived from our audited consolidated financial statements not included in this report. The consolidated statements of operations and balance sheets data for the fiscal years ended September 25, 2009, September 24, 2010, and September 30, 2011, were derived from our audited consolidated financial statements included in this report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods. Fiscal 2011 consisted of 53 weeks, while all other fiscal years presented consisted of 52 weeks.

	Fiscal Year End
	September 28, 2007	September 26, 2008	September 25, 2009	September 24, 2010	September 30, 2011
	(in thousands, except per share amounts)
Operations:
Revenue	$482,028	$640,231	$719,503	$922,713	$955,505
Gross margin (1)	407,763	572,454	654,735	790,898	844,334
Operating expenses (2)	220,811	285,671	291,069	361,517	414,601
Income before provision for income taxes	209,416	301,802	371,419	437,012	440,643
Net income attributable to Dolby Laboratories, Inc.	142,831	199,458	242,991	283,447	309,267
Net income per share
Basic	$1.31	$1.79	$2.15	$2.50	$2.78
Diluted	$1.26	$1.74	$2.11	$2.46	$2.75
Weighted-average shares outstanding
Basic	109,202	111,492	113,101	113,452	111,444
Diluted	113,573	114,781	115,367	115,388	112,554
Stock-based compensation included above was as follows:
(1) Cost of sales	$1,059	$1,030	$679	$553	$824
(2) Operating expenses	18,782	21,680	21,743	28,262	42,841

	September 28, 2007	September 26, 2008	September 25, 2009	September 24, 2010	September 30, 2011
	(in thousands)
Cash and cash equivalents	$368,467	$394,761	$451,678	$545,861	$551,512
Working capital	590,214	491,196	744,254	894,657	999,213
Short-term and long-term investments	304,441	300,663	489,746	493,106	664,078
Total assets	991,697	1,336,146	1,581,315	1,711,772	1,884,387
Long-term debt	9,691	7,782	5,825	—	—
Total stockholders’ equity—Dolby Laboratories, Inc.	797,156	1,049,253	1,341,108	1,473,737	1,663,513

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Dolby Laboratories has partnered with the entertainment industry for more than 45 years. We provide the products, services, and technologies used to capture and render a superior experience for consumers of entertainment content, regardless of how or where that content is enjoyed. To achieve this we leverage our core competencies, from expertise in signal processing and compression technology, to our ability to develop and deliver compatible tools and technologies for each stage of the content creation, distribution, and playback process. Specifically, we provide products and services to help content creators encode in our premium formats, deliver the products, tools, and technologies for distributors to support these formats, and license decoding technologies to the manufacturers of entertainment devices to ensure that content is ultimately experienced as the creator and distributor intended.

Over the years we have introduced innovations that have significantly improved audio entertainment, such as noise reduction for the recording and cinema industries and surround sound for cinema and home entertainment. Today we derive the vast majority of our revenue from our audio technologies.

Looking forward, we see a number of industry trends that create opportunities for the future growth of our audio business, including the ongoing global transition from analog to digital television and the increasing use of portable devices, such as tablets and smart phones, to play back digital content. We believe our portfolio of technologies and solutions optimize the audio experience for portable devices, providing a rich, clear, and immersive sound, while also meeting the compression needs of the limited bandwidth channels of online and cellular networks.

We see opportunities to extend our core competencies beyond audio solutions. For example, we believe that significant improvements can be made in the technology currently used to deliver premium video to displays, and that we have identified solutions that can substantially improve the video experience. Similarly, we believe the clarity and quality of voice communications can be improved through the application of our existing audio technologies in areas such as multi-party conferencing.

Business Model

We generate revenue by licensing technologies to original equipment manufacturers (“OEM”) of consumer entertainment (“CE”) products and software vendors. We also generate revenue by selling products and related services to creators and distributors of entertainment content.

We work with the global entertainment industry in three principal ways:

•

First, we offer products and services to content creators and distributors, such as studios and television broadcasters, including satellite and cable operators, and increasingly, content streaming and download service providers. These content creators and distributors use our products, services, and technologies to encode content, creating a rich, clear, and immersive audio experience for consumers.

•

Second, we license our technologies, such as Dolby Digital, Dolby Digital Plus, and Dolby Pulse, to OEMs and software vendors for use with consumer products that decode and play back audio content encoded with our proprietary technologies.

•

Third, we work directly with standards-setting organizations to promote adoption of our technologies in their specifications in order to ensure a common standard across devices and improve the overall consumer experience. Today, our technologies are standard in a wide range of CE products, including virtually all DVD players, Blu-ray Disc players, audio/video receivers, and personal computer (“PC”) DVD software players.

We license our technologies to OEMs and software vendors in 46 countries and our licensees distribute products incorporating our technologies throughout the world. Additionally, we sell our products and provide services in over 80 countries. In fiscal 2009, 2010, and 2011, revenue from outside of the U.S. was 65%, 66%, and 68% of our total revenue, respectively. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed.

Opportunities, Challenges, and Risks

Our revenue increased 4% in fiscal 2011 from fiscal 2010. Our licensing and products markets are characterized by rapid technological changes, new and improved product introductions, changing customer demands, evolving industry standards, changing licensee needs, and product obsolescence. Additionally, as described below, our licensing revenue is subject to uncertainties and market and technology trends relating to market growth as well as the mix of CE products incorporating our technologies. Our licensing business could be affected by adverse changes in general economic conditions because our technologies are incorporated in CE products, many of which are discretionary goods. Furthermore, as described below, our products business and revenue are subject to intense competition and uncertainties relating to the transition to 3D cinema, and events and uncertainties relating to purchasing decisions by our customers. Our product sales are likely to be materially affected if demand for our 3D products does not improve.

Licensing

Licensing revenue constitutes the majority of our total revenue, representing 83%, 77%, and 83% of total revenue in fiscal 2009, 2010, and 2011, respectively. We categorize our licensing revenue into the following markets (items listed in each market incorporate our technologies):

•	PC market: primarily consists of software DVD players and Microsoft Windows operating systems

•	Broadcast market: primarily consists of televisions and set-top boxes

•	CE market: primarily consists of DVD players and recorders, Blu-ray Disc players, audio/video receivers, and home-theater-in-a-box systems

•	Other markets:

•	Mobile – primarily consists of cell phones and other mobile devices

•	Gaming – primarily consists of video game consoles

•	Licensing services – revenue from the administration of joint licensing programs

•	Automotive – primarily consists of in-car DVD players.

The growth of the Internet, accompanied by a shift toward online content consumption, has resulted in a global consumer trend toward an array of online streaming and download services. Content creators are increasingly focused on delivering content across a multitude of media and devices with varying bandwidth and performance requirements, including PCs, connected TVs, set-top boxes, gaming consoles, connected Blu-ray Disc players, and mobile devices. Many of these devices are increasingly designed to capture and send content through improved camera and WiFi technologies, as well as play back rich media experiences. This increasingly complex array of devices, aimed at both creating and consuming content, presents a challenge for content creators and device manufacturers looking to ensure consistent audio quality. We believe this challenge provides an opportunity similar to that of digital broadcast, whereby we can deliver the industry solutions to optimize the audio experience across the online and portable device ecosystem.

In the area of content creation and delivery, our technologies are included in DVD, Blu-ray Disc, and certain broadcast standards. We are working to extend our technologies to online delivery services. We work with a growing number of online content aggregators, including Netflix, Amazon, VUDU, Apple, and the Roxio Now platform, to encode video and audio content with our technologies. We also work with leading music services such as Rhapsody and Omnifone to adopt our audio encoding tools for a rich music experience.

Our PC market represented approximately 35%, 36%, and 30% of our licensing revenue in fiscal 2009, 2010, and 2011, respectively. Our technologies are common in most PCs today, primarily due to DVD and Blu-ray Disc playback being incorporated into PCs and the inclusion of Dolby technologies in the DVD and Blu-ray Disc standards.

Over time we have licensed our technologies to a range of PC licensees, including independent software vendors (“ISV”), PC OEMs, and operating system providers. The release of major operating systems has historically resulted in changes in the mix of our PC licensees. In 2007 Microsoft introduced its Windows Vista operating system, which included our technologies within two of its operating system editions to enable DVD audio playback. In fiscal 2009 Microsoft released its current operating system, Windows 7, which includes our technologies within four editions to enable DVD audio playback. As a result, since 2007 the mix of our PC licensing revenue from operating systems has increased relative to that from OEMs and ISVs. Currently, we license our audio codec technologies directly to OEMs such as Apple, Toshiba, and Sony to support optical disc playback on PCs, and we license our PC Entertainment Experience (“PCEE”) technologies to multiple PC OEMs through our PCEE licensing program. We also license our technologies through ISVs such as Cyberlink and Corel.

We face the risk that Microsoft may not include our technologies in the commercial version of the Windows 8 operating system or future Microsoft operating systems. If our technologies were not to be included in the commercial version of the Windows 8 operating system or future Microsoft operating systems, we intend to support the playback of DVD, Blu-ray Disc, Broadcast, and online content on PCs by licensing our technologies directly to OEMs. Given the anticipated release date of Windows 8, we would not expect these changes to have a financial impact until fiscal 2013, as we expect that Microsoft will continue to license its Windows 7 operating systems with our technologies at least until the release of Windows 8. Beyond this, the financial impact is uncertain and would depend on several factors, including:

•	The extent and rate at which Windows 8 is adopted in the marketplace;

•	The extent to which earlier versions of Microsoft operating systems, including Windows 7, continue to be licensed after the release of Windows 8;

•	Our ability to establish and extend direct licensing relationships with OEMs and ISVs, as we have done in the past;

•	PC OEMs may not participate in our new licensing program, or they may install our software on fewer PCs, or require aftermarket end-user installation;

•	The rate at which disc-based media shifts to online media content, resulting in fewer PCs with optical disc drives and declines in PC DVD and Blu-ray Disc players;

•	If we license our technologies on a per device basis, rather than on a per application basis, we will no longer collect multiple royalties per PC, which may impact our results of operations; and

•	Our ability to extend the adoption of our technologies in online and mobile platforms.

In the short term, revenue from our PC market continues to be dependent on several factors, including underlying PC unit shipment growth and the extent to which our technologies are included in operating systems and ISV media applications. Licensing revenue from our PC market decreased in fiscal 2012, primarily driven by decreased ISV media applications in PC shipments. We continue to face risks relating to:

•	Purchasing trends for netbooks, low-cost PCs, and tablets, which may not include operating systems or ISV media applications with our technologies;

•	Unauthorized and infringing PC software with our technologies, for which we do not receive royalty payments;

•	Hard disk drive shortages due to the Thailand flooding may adversely impact PC sales;

•

The inclusion of our technologies in business-oriented editions of Windows 7 could result in our technologies residing in a greater percentage of PCs, resulting in substantial discounts and reducing the average per unit royalty we receive from Microsoft over time; and

•

Certain PC OEMs have excluded, and we expect others may exclude in the future, ISV media applications from their product offerings for Windows 7 based PCs, because Windows 7 incorporates DVD playback software.

Our broadcast market, driven by demand for our technologies in televisions and set-top boxes, represented approximately 25%, 27%, and 31% of our licensing revenue in fiscal 2009, 2010, and 2011, respectively. Our broadcast market has benefited from increased global shipments in fiscal 2011 of digital televisions and set-top boxes incorporating our technologies. We view the broadcast market as an area for potential continued growth, primarily driven by geographic markets outside of the U.S. We also view broadcast services, such as terrestrial broadcast or IPTV services, which operate under particular bandwidth constraints, as another area of opportunity for us to offer Dolby Digital Plus, HE AAC, and Dolby Pulse, which enable the delivery of high quality audio content at reduced bit rates, thereby conserving bandwidth. Notwithstanding our success in the broadcast market to date, we may not be able to capitalize on these opportunities and actual results may differ from our expectations.

Our CE market, driven primarily by revenue attributable to sales of DVD players and recorders and Blu-ray Disc players, represented approximately 25%, 22%, and 21% of licensing revenue in fiscal 2009, 2010, and 2011, respectively. Within our CE market in fiscal 2011, we experienced an increase in revenue from Blu-ray Disc players and home-theater-in-a-box systems incorporating our technologies. Blu-ray Disc continues to represent an important source of revenue within our CE market, as Blu-ray Disc players are required to support Dolby Digital for primary audio content and Dolby Digital Plus for secondary audio content, and Dolby TrueHD is an optional audio standard. However, there is a risk that revenue from Blu-ray Disc players may not offset future declines in revenue from DVD players and that Blu-ray Disc revenue may also decline.

Revenue generated from our other markets, driven by mobile, gaming, licensing services, and automotive, represented approximately 15%, 15%, and 18% of licensing revenue in fiscal 2009, 2010, and 2011, respectively. Mobile revenue in fiscal 2011 was primarily driven by demand for the AAC, HE AAC, Dolby Digital Plus, and Dolby Digital audio compression technologies incorporated into mobile devices, and to a lesser extent by Dolby Mobile, our suite of post processing technologies optimized for mobile devices. We view the mobile market as an area of opportunity to increase revenue; however, actual results may differ from our expectations. Revenue from licensing services was primarily driven by demand for standards-based audio compression technologies used in broadcast, PCs, CE, and mobile products. Gaming and automotive revenue was primarily driven by sales of video game consoles and in-car entertainment systems with Dolby Digital, AAC, Dolby Digital Plus, Dolby TrueHD, and ATRAC technologies.

Consumer entertainment products throughout the world incorporate our technologies. We expect that sales of products incorporating our technologies in emerging economies, such as Brazil, China, India, and Russia, will increase as consumers in these markets have more disposable income to purchase entertainment products, although there can be no assurance that this will occur. We further expect that OEMs in lower cost manufacturing countries, including China, will increase production of consumer entertainment products in the future to satisfy this increased demand. Additionally, we have seen OEMs shift product manufacturing to these lower cost manufacturing countries. There are risks associated with the opportunities of doing business in emerging economies that have affected, and will continue to affect, our operating results, such as OEMs failing to report or underreporting shipments of products incorporating our technologies.

Products

Products revenue, driven primarily by sales of equipment to cinema operators and broadcasters, represented 13%, 20%, and 14% of our total revenue in fiscal 2009, 2010, and 2011, respectively.

Our cinema products represented approximately 82%, 90%, and 87% of total products revenue in fiscal 2009, 2010, and 2011, respectively. Sales of our cinema products tend to fluctuate based on the underlying trends in the cinema industry, including the popularity of individual movies, as cinema owners often purchase equipment to meet expected box office demand. Cinema products revenue in fiscal 2011 reflects decreased unit shipments for traditional cinema products, as more exhibitors convert to digital cinema, and also increased competition and promotional pricing for 3D products.

The cinema industry is in the midst of a transition from traditional film to digital cinema. We estimate that the cinema industry is approximately halfway through this transition. Digital cinema offers motion picture studios a means to achieve cost savings in printing and distributing movies, to combat piracy, and to enable repeated movie playback without degradation in image and audio quality. We offer our Dolby Digital Cinema screen server and central library server, which allow for the storage and playback of digital content, as well as our digital audio processor. We expect most cinema owners who are either constructing new theaters or upgrading existing theaters to choose digital cinema products over traditional film cinema products. Digital cinema specifications are based on open standards which, unlike traditional cinema standards, do not include our proprietary audio technologies. Furthermore, we are facing more pricing and other competitive pressures in the digital cinema products market than we have experienced in our traditional film cinema market.

Digital cinema standards are defined by the Digital Cinema Initiative (“DCI”) specifications. Our currently available digital cinema server software does not comply with the current DCI specifications. We are developing software upgrades and expect to be able to comply with the current DCI specifications in the first half of fiscal 2012. In the meantime, cinema owners may delay or choose not to purchase our digital cinema products. If cinema owners do purchase our digital cinema products, they may require contractual provisions that would obligate us to comply with the current DCI specifications within that period of time. If Dolby systems are not in compliance within a certain period of time, we may become obligated to the cinema owners, some of whom are existing customers, to replace the non-compliant systems with compliant systems.

The transition to digital cinema has been driven in part by the recent transition to 3D enabled screens, which require digital servers for 3D playback. Our digital 3D products provide 3D image capabilities when combined with a digital cinema projector and server. While we believe the success of certain 3D cinema releases has led to the creation and distribution of more 3D cinema content, we estimate that the cinema industry is in the later stages of this transition. Additionally, the 3D market has become increasingly competitive, leading to our loss of market share. We also face risks that our customers maintain excess product inventory levels which could reduce future anticipated sales.

Several of our competitors have introduced digital cinema products that support the presentation of movies with higher resolution “4K” digital cinema projectors. Certain major exhibitors have begun installing 4K digital cinema equipment in their theaters. In the future, other exhibitors may feel they need to outfit some or all of their theaters with 4K digital cinema equipment to compete in markets where competitors are promoting 4K products.

We currently do not offer a 4K digital cinema solution, although we are developing one. If we encounter delays in the development of the solution or if we are unable to provide a solution at a market competitive price, our future prospects in digital cinema may be limited and our business could be adversely affected.

Our traditional film cinema products are primarily used to read, decode, and play back a film soundtrack, to calibrate cinema sound systems, and to adapt analog cinema audio systems to digital audio formats. As the cinema industry has invested more in digital cinema, revenue from our traditional film cinema products has declined. We expect this decline to continue.

Our broadcast products represented approximately 13%, 9%, and 10% of products revenue in fiscal 2009, 2010, and 2011, respectively. Our broadcast products are used to encode, transmit, and decode multiple channels of high quality audio content for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming.

In fiscal 2011 we began selling our Professional Reference Monitor product, a flat-panel video reference display for video professionals. These professionals use the monitor for color critical tasks, such as calibrating color accuracy to professional reference standards. Our Professional Reference Monitor uses our dynamic range imaging technologies, which enable enhanced contrast, extended brightness, and dynamic range, along with reduced power consumption in LED backlit LCD televisions. We do not anticipate generating significant revenue from this product in fiscal 2012.

Services

Our services revenue, which represented approximately 4%, 3%, and 3% of total revenue in fiscal 2009, 2010, and 2011, respectively, is primarily tied to the cinema industry, and in particular, to the number of movies being made by studios and independent filmmakers. Several factors influence the number of movies produced in a given fiscal period, including strikes and work stoppages within the cinema industry, as well as tax incentive arrangements provided by many governments to promote local filmmaking.

Other

We are monitoring the situation in Thailand in light of the recent flooding to determine any potential risks of disruption which would adversely affect our operating results. While we are unable to predict the effect of the recent catastrophe, it potentially may adversely affect our licensees’ global supply chains and our product distributors’ operations. The flooding also impacted the facility of a contract manufacturer to which we were transferring manufacturing operations. We are now planning to transfer manufacturing operations to a different facility and we also are undertaking a contingency plan to increase our available supply of product. However, we continue to monitor the Thailand situation and conditions could worsen.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. GAAP and SEC rules and regulations require us to use accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements, and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy and estimate to be critical if it is both important to a company’s financial condition and/or results of operations and requires significant judgment on the part of management in its application. On a regular basis, we evaluate our assumptions, judgment, and estimates. We have discussed the selection and development of the critical accounting policies and estimates with the audit committee of our board of directors. The audit committee has reviewed our related disclosures in this Annual Report on Form 10-K. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from these estimates.

We consider the following to be critical accounting policies and estimates because we believe they are both important to the portrayal of our financial condition and results of operations and require management judgments about matters that are uncertain. If actual results or events differ materially, our reported financial condition and results of operation for future periods could be materially affected. See our “Risk Factors” for further information on the potential risks to our future results of operations.

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

Also in October 2009, the FASB amended the accounting standards for multiple-element (“ME”) revenue arrangements to:

•

Provide updated guidance on whether these arrangements exist, how the elements should be separated, and how fees associated with a revenue arrangement (“arrangement fees”) should be allocated to each element;

•

Require an entity to allocate arrangement fees using the estimated selling price (“ESP”) of each element if the entity does not have vendor specific objective evidence (“VSOE”) of the selling price or third-party evidence (“TPE”) of the selling price; and

•	Require a vendor to allocate arrangement fees using the relative selling price method.

In the first quarter of fiscal 2010, we adopted the amended accounting standards for ME revenue arrangements with qualifying tangible products entered into or materially modified after September 25, 2009. Prior to adoption, we were not able to establish VSOE of the standalone selling price for the undelivered support and maintenance elements for a majority of our ME arrangements. The previous accounting standards required VSOE in order to allocate the arrangement fees to each undelivered element. Since we had not established VSOE, we allocated the arrangement fees to the undelivered element and ratably recognized the revenue over the estimated support and maintenance period.

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

We evaluate each element in a ME arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is both probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement fees are allocated to this combined single unit. Our adoption of the amended guidance changed our units of accounting for our revenue transactions with qualifying tangible products by allowing us to use ESP, to the extent VSOE or TPE is not available, to allocate the total fees amongst the delivered and undelivered elements in an arrangement.

If the unit separation criteria are met, we account for each element within a ME arrangement (such as hardware, software, maintenance, and other services) separately, and we allocate fees from the arrangement based on the relative selling price of each element. For some arrangements, customers receive certain elements over a period of time, after delivery of the initial product. These elements may include support and maintenance and/or the right to receive upgrades. Revenue allocated to the undelivered element is recognized either over its estimated service period or when the upgrade is delivered. We do not recognize revenue that is contingent upon the future delivery of products or services or upon future performance obligations. We recognize revenue for delivered elements only when we have completed all contractual obligations.

We account for the majority of our digital cinema server sales as ME arrangements that may include up to three separate units, or elements, of accounting. The first element consists of our digital cinema server hardware and the accompanying software, which is essential to the functionality of the hardware. This element is typically delivered at the time of sale. The second element is the right to receive support and maintenance, which is included with the purchase of the hardware element and is typically delivered over a service period subsequent to the initial sale. The third element is the right to receive specified upgrades, which is included with the purchase of the hardware element and is typically delivered when a specified upgrade is available, subsequent to the initial sale. The application of the new revenue accounting standards to our digital cinema server sales typically results in the allocation of a substantial majority of the arrangement fees to the delivered hardware element based on its ESP, relative to the VSOE or ESP of the other elements, which we recognize as revenue at the time of sale. A small portion of the arrangement fees are allocated to the undelivered support and maintenance element, and in some cases to the undelivered specified upgrade element, based on the VSOE or ESP of each element. The portion of the arrangement fees allocated to the support and maintenance element is recognized as revenue ratably over the estimated service period and the portion of the arrangement fees allocated to specified upgrades is recognized as revenue upon delivery of the upgrade.

Goodwill, Intangible Assets, and Long-Lived Assets

We evaluate and test our goodwill for impairment at a reporting-unit level. A reporting unit is an operating segment or one level below. Our operating segments are aligned with the management principles of our business. The goodwill impairment test is a two-step process. In the first step, we compare the carrying value of the net assets of a reporting unit, including goodwill, to the fair value. If we determine that the fair value of the reporting unit is less than its carrying value, we move to the second step to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. We test goodwill for impairment annually during our third fiscal quarter and if an event occurs or circumstances change such that there is an indication of a reduction in the fair value of a reporting unit below its carrying value.

We use the income approach to determine the fair value of our reporting units, which is based on the present value of estimated future cash flows for each reporting unit. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. During our annual goodwill impairment test performed during the third quarter of fiscal 2011, we had two reporting units: Via, corresponding to our wholly owned subsidiary, which has no assigned goodwill, and Dolby Entertainment Technology (“DET”), with goodwill of $268.0 million. The cash flow model was based on our best estimate of future revenue and operating costs. We estimated our future revenue by applying growth rates, consistent with those used in our internal forecasts, to our current revenue forecasts. The revenue and cost estimates were based on several sources, including our historical information, third-party industry data, and review of our internal operations. The cash flow forecasts were adjusted by a discount rate of approximately 13.5%, based on our weighted average cost of capital derived by using the capital asset pricing model. The primary components of this model include weighting our total asset structure between our equity and debt, the risk-free rate of return on U.S. Treasury bonds, market risk premium based on a range of historical returns and forward-looking estimates, and the beta of our common stock. Our model used an effective tax rate of approximately 30%.

Based on the methodology described above, the fair value of our DET reporting unit exceeds its carrying value; therefore, we did not recognize an impairment charge related to goodwill in fiscal 2011. Our market capitalization at the end of our third quarter of fiscal 2011 was approximately $4.8 billion, which exceeded the aggregate carrying value of our reporting units by approximately 190%.

Intangible assets with definite lives are amortized over their estimated useful lives. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships, and contracts, which are amortized on a straight-line basis over their useful lives ranging from two to fifteen years.

We review long-lived assets, including intangible assets, for impairment whenever events or a change in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparing its carrying value to the total future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying value of the asset exceeds its estimated fair value.

Accounting for Income Taxes

We make estimates and judgments that affect our accounting for income taxes. This includes estimating actual tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, including the timing of the recognition of stock-based compensation expense, result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we establish a valuation allowance.

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

Stock-Based Compensation

We determine the expense for all employee stock-based compensation awards by estimating their fair value and recognizing that value as an expense, on a ratable basis, in our consolidated financial statements over the requisite service period in which our employees earn the awards. We use the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of the grant. To determine the fair value of a stock-based award using the Black-Scholes option pricing model, we make assumptions regarding the expected term of the award, the expected future volatility of our stock price over the expected term of the award, and the risk-free interest rate over the expected term of the award. We estimate the expected term of our stock-based awards by evaluating historical exercise patterns of our employees. We use a blend of the historical volatility of our common stock and the implied volatility of our traded options as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. We reduce the stock-based compensation expense for estimated forfeitures based on our historical experience. We are required to estimate forfeitures at the time of the grant and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimate.

Results of Operations

Revenue

	Fiscal Year Ended	Change		Fiscal Year Ended	Change		Fiscal Year Ended
	September 25, 2009	$	%	September 24, 2010	$	%	September 30, 2011
	($ in thousands)
Licensing	$594,697	$115,777	19%	$710,474	$79,866	11%	$790,340
Percentage of total revenue	83%			77%			83%
Products	95,967	84,435	88%	180,402	(48,791)	(27%)	131,611
Percentage of total revenue	13%			20%			14%
Services	28,839	2,998	10%	31,837	1,717	5%	33,554
Percentage of total revenue	4%			3%			3%

Total revenue	$719,503	$203,210	28%	$922,713	$32,792	4%	$955,505

Licensing.    The 11% increase in licensing revenue from fiscal 2010 to fiscal 2011 was primarily driven by an increase in revenue from our broadcast and other markets, and to a lesser extent, by increases in revenue from our CE market, partially offset by decreases from our PC market. The increase in revenue from our broadcast market was primarily driven by higher shipments in fiscal 2011 of digital televisions and set-top boxes that incorporate our technologies. The increase in revenue from our other markets was primarily driven by higher back royalties, in addition to increases in sales of devices incorporating our Dolby Mobile technology. The increase in revenue from our CE market was primarily driven by increases in revenue from shipments of Blu-Ray Disc players, home-theater-in-a-box systems, digital media adaptors, and audio/video receivers that incorporate our technologies, which were partially offset by a decrease in revenue from shipments of standard DVD players. The decrease in revenue from our PC market was primarily driven by decreased ISV media applications in PC shipments.

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

Products.    The 27% decrease in products revenue from fiscal 2010 to fiscal 2011 was due to decreases in 3D and traditional cinema products revenue in fiscal 2011, coupled with our adoption of new revenue recognition accounting standards in fiscal 2010. Decreases in 3D products revenue in fiscal 2011 resulted from increased competition and promotional pricing, while decreases in traditional cinema products revenue were primarily due to lower shipments, as more exhibitors converted to digital cinema. In addition, products revenue in fiscal 2010 included recognition of $29.7 million of deferred revenue related to sales prior to the beginning of the year, which were accounted for under previous revenue accounting standards. In fiscal 2011 substantially all products revenue resulting from current period sales were accounted for under the new accounting standards.

The 88% increase in products revenue from fiscal 2009 to fiscal 2010 was due to increases in 3D and digital cinema products, coupled with our adoption of new revenue recognition accounting standards in the beginning of fiscal 2010. We sold a greater number of 3D and digital cinema units in fiscal 2010, when compared to fiscal 2009, due to strong market demand driven by the success of certain 3D cinema releases, accompanied by promotions offering various bundled sets of digital cinema units, 3D units, and 3D glasses. In addition, the new revenue recognition accounting standards allow us to recognize substantially all of the revenue associated with our digital cinema products sold in the period of sale. For additional details, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements.

Services.    The 5% increase in services revenue from fiscal 2010 to fiscal 2011 was primarily driven by increases in revenue from support and maintenance for digital cinema equipment and from other theater services.

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

Gross Margin

	Fiscal Year Ended
	September 25, 2009	September 24, 2010	September 30, 2011
	($ in thousands)
Cost of licensing	$14,803	$17,565	$17,620
Gain from amended patent licensing agreement	(20,041)	—	—
Licensing gross margin percentage	101%	98%	98%
Licensing gross margin percentage excluding gain from amended patent licensing	98%	98%	98%
Cost of products	57,220	90,695	81,328
Products gross margin percentage	40%	50%	38%
Cost of services	12,786	13,961	12,223
Services gross margin percentage	56%	56%	64%
Impairment of products provided under operating leases	—	9,594	—

Total gross margin percentage, excluding gain from amended patent licensing agreement	88%	86%	88%

Licensing Gross Margin.    We license intellectual property to our customers that may be internally developed, acquired by us, or licensed from third parties. Our cost of licensing consists principally of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Our cost of licensing also includes third-party royalty obligations paid to license intellectual property that we then sublicense to our customers. Licensing gross margin was unchanged from fiscal 2010 to fiscal 2011.

Licensing gross margin decreased three points from fiscal 2009 to fiscal 2010, due to a gain from an amended patent licensing agreement that we recorded within cost of revenue in our consolidated statement of operations in fiscal 2009. Excluding the gain from the amended patent licensing agreement, our licensing gross margin was unchanged from fiscal 2009 to fiscal 2010.

Products Gross Margin.    Cost of products primarily consists of the cost of materials related to products sold, applied labor and manufacturing overhead, and, to a lesser extent, amortization of certain intangible assets. Our cost of products also includes third-party royalty obligations paid to license intellectual property that we then include in our products. Products gross margin decreased 12 points from fiscal 2010 to fiscal 2011, due in part to promotional pricing on 3D and digital cinema products in fiscal 2011. The decrease in gross margin for fiscal 2011 is further attributable to discrete charges of $6.4 million, consisting primarily of $6.2 million related to 3D and broadcast inventory valuation and other inventory adjustments.

Products gross margin increased 10 points from fiscal 2009 to fiscal 2010 due to a greater proportion of higher margin 3D and digital cinema products sold in fiscal 2010. These products carried a higher gross margin in fiscal 2010, due in part to cost reductions and to the restructuring of our manufacturing operations in fiscal 2009. The increase in gross margins was also due to the recognition of significant amounts of low margin digital cinema-related products revenue and related costs as a result of achieving compliance with the DCI specifications in fiscal 2009.

Services Gross Margin.    Cost of services primarily consists of personnel and personnel-related costs for employees performing our professional services, the cost of outside consultants, and reimbursable expenses incurred on behalf of customers. Services gross margin increased eight points from fiscal 2010 to fiscal 2011, primarily due to a higher percentage of support and maintenance revenue, which has higher gross margins due to lower associated costs. In addition, depreciation expense related to digital cinema equipment leased to exhibitors was lower in fiscal 2011.

Services gross margin was unchanged from fiscal 2009 to fiscal 2010, despite a $1.8 million charge against services revenue in fiscal 2009, related to an arrangement with a customer, with higher revenue in fiscal 2010 offset by increases in personnel related expenses and performance based compensation.

Impairment of Products Provided Under Operating Leases.    Our products provided under operating leases represent digital cinema equipment that we leased to exhibitors beginning in fiscal 2005 in an effort to encourage the cinema industry to transition to digital cinema. We receive a virtual print fee from participating film studios for each digital print delivered for exhibition on this equipment. Based on our estimates of future cash flows from virtual print fees and the potential sale value of this equipment, we determined that the equipment was impaired in fiscal 2010. Accordingly, we recorded the $9.6 million excess of the carrying value over the estimated fair market value of the equipment as an impairment charge. We believe that the remaining carrying value of our products provided under operating leases is recoverable as of September 30, 2011. We had historically recorded the depreciation of our products provided under operating leases to cost of services.

Operating Expenses

	Fiscal Year Ended	Change		Fiscal Year Ended	Change		Fiscal Year Ended
	September 25, 2009	$	%	September 24, 2010	$	%	September 30, 2011
	($ in thousands)
Research and development	$81,543	$23,435	29%	$104,978	$18,942	18%	$123,920
Percentage of total revenue	11%			11%			13%
Sales and marketing	98,838	31,322	32%	130,160	19,482	15%	149,642
Percentage of total revenue	14%			14%			16%
General and administrative	105,841	13,512	13%	119,353	18,280	15%	137,633
Percentage of total revenue	15%			13%			14%
Restructuring charges, net	4,847	2,179	45%	7,026	(3620)	(52%)	3,406
Percentage of total revenue	1%			1%			0%

	$291,069	$70,448	24%	$361,517	$53,084	15%	$414,601

Research and Development.    Research and development expenses primarily consist of personnel and personnel-related costs, stock-based compensation expense, facilities costs, consulting and contract labor, and depreciation of property, plant and equipment. The 18% increase in research and development expenses from fiscal 2010 to fiscal 2011 was primarily driven by increases in personnel, facilities, and information technology expenses related to increased headcount, as well as stock-based compensation expense. These increases were partially offset by a decrease in performance-based compensation.

The 29% increase in research and development expenses from fiscal 2009 to fiscal 2010 was primarily driven by increases in personnel costs related to increases in headcount, performance-based compensation, facilities costs and prototype expenses related to the development of new products.

Sales and Marketing.    Sales and marketing expenses primarily consist of personnel and personnel-related costs, stock-based compensation expense, travel-related expenses for our sales and marketing functions, facilities costs, advertising and promotion expenses, consulting and contract labor, and depreciation of property, plant and equipment. The 15% increase in sales and marketing expenses from fiscal 2010 to fiscal 2011 was primarily driven by increases in personnel costs, due to increased headcount, and stock-based compensation expense, as well as higher facilities and information technology expenses resulting from worldwide expansion. Also contributing to the increase in fiscal 2011 were lower gains on settlements from implementation licensees, which are reductions to sales and marketing expenses, of $5.6 million in fiscal 2011, compared to $7.8 million in fiscal 2010. These increases in fiscal 2011 were partially offset by a decrease in performance-based compensation.

The 32% increase in sales and marketing expenses from fiscal 2009 to fiscal 2010 was primarily due to increases in performance-based compensation, advertising expenses, personnel costs, and travel-related expenses. Sales and marketing expenses in fiscal 2010 were offset by $7.8 million in gains on settlements, as compared to $6.0 million in fiscal 2009.

General and Administrative.    General and administrative expenses primarily consist of personnel and personnel-related expenses, professional fees, stock-based compensation expense, consulting and contract labor, and depreciation of property, plant and equipment. The 15% increase in general and administrative expenses from fiscal 2010 to fiscal 2011 was primarily due to increases in consulting and contract labor, stock-based compensation expense, and professional fees related to patent filings and litigation, partially offset by a decrease in performance-based compensation.

The 13% increase in general and administrative expenses from fiscal 2009 to fiscal 2010 was primarily due to increases in performance-based compensation, software and depreciation expense related to the reorganization of our global business operations, and professional fees.

Restructuring Charges, net.    Restructuring charges for fiscal 2011 and fiscal 2010 primarily include severance charges attributable to the reorganization of our global business infrastructure and a strategic restructuring program. Restructuring charges for fiscal 2010 also include an impairment charge related to the decision to sell one of our buildings in the U.K. For additional details, see Note 6 “Restructuring” to our consolidated financial statements.

Restructuring charges for fiscal 2009 include $3.8 million of severance and other charges attributable to the consolidation of our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility, as well as $1.0 million of severance and other charges resulting from integrating our wholly owned subsidiary, Cinea, into our Dolby Entertainment Technology reporting unit. These charges were attributable to the termination of employees and to ceasing use of two leased facilities.

Other Income, Net

	Fiscal Year Ended	Change		Fiscal Year Ended	Change		Fiscal Year Ended
	September 25, 2009	$	%	September 24, 2010	$	%	September 30, 2011
	($ in thousands)
Interest income	$11,265	$(3,967)	(35%)	$7,298	$1,678	23%	$8,976
Interest expense	(935)	232	25%	(703)	1,730	246%	1,027
Other income/(expense), net	(2,577)	3,613	140%	1,036	(129)	(12%)	907

Total other income, net	$7,753	$(122)	(2%)	$7,631	$3,279	43%	$10,910

Other income, net, primarily consists of interest income earned on cash, cash equivalents, and investments. In prior years, this income was offset by interest expense principally attributable to debt balances on certain of our facilities. All facility-related debt was fully paid in fiscal 2010. In fiscal 2011 interest expense reflects a $1.4 million reversal of interest expense related to VAT reserve releases. Also included are net gains/losses from foreign currency transactions, net gains/losses from sales of available-for-sale securities, net gains/losses from trading securities, and net gains/losses from derivative instruments.

The increase in other income, net from fiscal 2010 to fiscal 2011 was primarily due to $2.2 million of interest income related to back royalties, as well as the reversal of interest expense related to VAT reserve releases. In addition, interest expense decreased in fiscal 2011, when compared to fiscal 2010, as all long-term debt was repaid in the fourth quarter of fiscal 2010.

The decrease in other income, net from fiscal 2009 to fiscal 2010 was primarily due to lower interest income, due to lower prevailing interest rates for our cash, cash equivalents, and investments balances, as well as losses from foreign currency transactions, primarily due to the change in the value of the Euro and British Pound Sterling relative to the U.S. Dollar. These reductions to other income, net were partially offset by net gains of $1.4 million related to redemptions at par of auction rate certificates and the extinguishment of the associated put rights in 2010. This compares to a net loss of approximately $1.4 million related to our auction rate certificates and associated put rights in fiscal 2009. For additional details regarding these put rights, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements.

Income Taxes

	Fiscal Year Ended
	September 25, 2009	September 24, 2010	September 30, 2011
	($ in thousands)
Provision for income taxes	$127,073	$154,185	$130,061
Effective tax rate	34%	35%	30%

Our effective tax rate for fiscal 2011 was 30%, as compared to 35% in fiscal 2010. In the fiscal quarter ended December 31, 2010, we initiated a policy to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries, which are subject to tax rates lower than those in the U.S. As a result, our fiscal 2011 tax rate decreased. This policy may result in additional decreases to our effective tax rate in future years, but the decreases, if any, cannot yet be determined. In the fourth quarter of fiscal 2011, we reduced our current deferred tax assets to reflect a change to our expected California tax rate for fiscal 2012 and subsequent years, increasing our effective tax rate for fiscal 2011 by 1.4%. Additionally, in the fiscal quarter ended December 31, 2010, a change in the tax law retroactively reinstated the federal research and development tax credits. As a result, we recognized an increase in federal research and development tax credits for fiscal 2011, as compared to fiscal 2010, thereby further lowering our effective tax rate for fiscal 2011 by 0.5%.

Further, in the fiscal quarter ended December 31, 2010, we released $11.0 million of our deferred tax liability related to the amortization of an intangible asset from a prior year acquisition, as a result of the restructuring of our international operations, which also favorably impacted our effective tax rate for fiscal 2011 by 2.5%. For additional information related to effective tax rates, see Note 7 “Income Taxes” to our consolidated financial statements.

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

Liquidity, Capital Resources, and Financial Condition

	September 24, 2010	September 30, 2011
	(in thousands)
Cash and cash equivalents	$545,861	$551,512
Short-term investments	302,269	391,281
Long-term investments	190,837	272,797
Accounts receivable, net	54,257	61,815
Accounts payable and accrued liabilities	148,214	127,922
Working capital(a)	894,657	999,213
Net cash provided by operating activities	327,298	403,688
Capital expenditures(b)	(37,482)	(47,362)
Net cash used in investing activities	(44,357)	(236,702)
Net cash used in financing activities	(184,774)	(162,498)

(a)	Working capital consists of total current assets less total current liabilities.
(b)	Capital expenditures consist of purchases of office equipment, building fixtures, computer hardware and software, leasehold improvements, and production and test equipment.

Our principal sources of liquidity are our cash, cash equivalents, and investments, as well as cash flows from operations. We believe that our cash, cash equivalents, and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Net cash provided by operating activities during fiscal 2011 increased $76.4 million when compared to fiscal 2010, primarily due to the following:

•	An increase in net income, as well as increases in non-cash expenses such as depreciation and amortization and stock-based compensation,

•	An increase in deferred revenue in fiscal 2011 due to timing of licensing contracts, and

•	Increased recognition of deferred products revenue in fiscal 2010 for which cash had been received in a prior period, due to the change in accounting for multiple element revenue arrangements.

Net cash used in investing activities during fiscal 2011 increased $192.3 million when compared to fiscal 2010, primarily due to the following:

•	A decrease in proceeds from the sale of available-for-sale securities,

•	An increase in capital expenditures due to our worldwide expansion in fiscal 2011, offset by

•	A decrease in purchases of available-for-sale securities.

Net cash used in financing activities during fiscal 2011 decreased $22.3 million when compared to fiscal 2010, primarily due to the following:

•	A decrease in share repurchases of our Class A common stock, offset by

•	A decrease in proceeds from exercise of stock options granted to employees.

Off-Balance-Sheet and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements.

The following table presents a summary of our contractual obligations and commitments as of September 30, 2011:

	Payments Due By Period
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(in thousands)
Operating leases (1)	$10,294	$17,877	$10,955	$5,048	$44,174
Purchase obligations (2)	1,900	1,463	—	—	3,363

Total	$12,194	$19,340	$10,955	$5,048	$47,537

(1)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of September 30, 2011.
(2)	Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. These represent non-cancelable commitments for which a penalty would be imposed if the agreement was cancelled for any reason other than an event of default as described by the agreement.

As of September 30, 2011, we had an accrued liability for unrecognized tax benefits and related interest and penalties, net of related deferred tax assets, totaling $7.5 million. We are unable to estimate when any cash settlement with a taxing authority might occur.

Other Possible Cash Obligations.    Under the terms of the agreement to acquire all outstanding shares of our wholly owned subsidiary, Cinea, in September 2003, we have future payment obligations of up to approximately 5% to 8% of the revenue generated through 2022 from products incorporating certain technologies we acquired in the transaction. Cinea was dissolved during fiscal 2011. As of September 30, 2011, no additional purchase consideration had been paid and no liability is reflected on our consolidated balance sheet. We currently have not met, and we do not expect to meet in the future, the conditions that would trigger a payment obligation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Cash, Cash Equivalents and Investments.

As of September 30, 2011, we had cash and cash equivalents of $552 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $664 million, which consisted primarily of municipal debt securities, corporate bonds, and U.S. agency securities. These investments are subject to fluctuations in interest rates, which could impact our results of operations. As of September 30, 2011, the weighted-average effective maturity of our investment portfolio was less than one year. Based on our investment portfolio balance as of September 30, 2011, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $5.9 million and $3.0 million, respectively.

We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

Foreign Currency Exchange Risk

We maintain sales, marketing, and business operations in foreign countries, most significantly in the United Kingdom, Australia, China, the Netherlands, and Germany. We also conduct a growing portion of our business outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar (primarily British Pound, Australian Dollar, Chinese Yuan Renminbi, and Euro). As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. Most of our revenue from international markets is denominated in U.S. dollars, while the operating expenses of our international subsidiaries are predominantly denominated in local currency. Therefore, if the U.S. dollar weakens against the local currency, we will have increased operating expenses, which will only be partially offset by net revenue. Conversely, if the U.S. dollar strengthens against the local currency, operating expenses will decrease, which will only be partially offset by net revenue. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our consolidated statements of operations. Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

We enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure, in an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations. These derivative instruments are carried at fair value with changes in the fair value recorded to interest and other (expense)/income, net in our consolidated statements of operations. Our foreign currency forward contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 30, 2011, the outstanding balance sheet derivative instruments had maturities of 30 days or less. For additional information related to our foreign currency forward contracts, see Note 4 “Fair Value Measurements” to our consolidated financial statements.

A sensitivity analysis was performed on all of our foreign currency forward contracts as of September 30, 2011. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $0.5 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $0.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dolby Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries (the Company) as of September 30, 2011 and September 24, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolby Laboratories, Inc. and subsidiaries as of September 30, 2011 and September 24, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for multiple-element revenue arrangements at the beginning of fiscal 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dolby Laboratories, Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated November 22, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

November 22, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dolby Laboratories, Inc.:

We have audited Dolby Laboratories, Inc.’s (the Company) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dolby Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries as of September 30, 2011 and September 24, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2011, and our report dated November 22, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

November 22, 2011

DOLBY LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 24, 2010	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$545,861	$551,512
Short-term investments	302,269	391,281
Accounts receivable, net of allowance of $2,040 at September 24, 2010 and $2,466 at September 30, 2011	54,257	61,815
Inventories	28,338	26,244
Deferred taxes	102,758	90,869
Prepaid expenses and other current assets	26,930	36,877

Total current assets	1,060,413	1,158,598
Long-term investments	190,837	272,797
Property, plant and equipment, net	94,097	117,107
Intangible assets, net	67,019	51,573
Goodwill	264,580	263,260
Deferred taxes	19,948	14,779
Other non-current assets	14,878	6,273

Total assets	$1,711,772	$1,884,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,606	$10,887
Accrued liabilities	144,608	117,035
Income taxes payable	7,895	4,762
Deferred revenue	9,647	26,701

Total current liabilities	165,756	159,385
Long-term deferred revenue	12,775	15,526
Deferred taxes	11,547	671
Other non-current liabilities	27,015	23,455

Total liabilities	217,093	199,037
Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: 52,856,440 shares issued and outstanding at September 24, 2010 and 51,860,546 at September 30, 2011	53	52
Class B common stock, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 59,227,599 shares issued and outstanding at September 24, 2010 and 57,559,554 at September 30, 2011	59	58
Additional paid-in capital	329,902	210,681
Retained earnings	1,135,922	1,445,189
Accumulated other comprehensive income	7,801	7,533

Total stockholders’ equity—Dolby Laboratories, Inc.	1,473,737	1,663,513
Controlling interest	20,942	21,837

Total stockholders’ equity	1,494,679	1,685,350

Total liabilities and stockholders’ equity	$1,711,772	$1,884,387

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended
	September 25, 2009	September 24, 2010	September 30, 2011
Revenue:
Licensing	$594,697	$710,474	$790,340
Products	95,967	180,402	131,611
Services	28,839	31,837	33,554

Total revenue	719,503	922,713	955,505

Cost of revenue:
Cost of licensing	14,803	17,565	17,620
Cost of products (1)	57,220	90,695	81,328
Cost of services (1)	12,786	13,961	12,223
Gain from amended patent licensing agreement	(20,041)	—	—
Impairment of products provided under operating leases	—	9,594	—

Total cost of revenue	64,768	131,815	111,171

Gross margin	654,735	790,898	844,334

Operating expenses:
Research and development (1)	81,543	104,978	123,920
Sales and marketing (1)	98,838	130,160	149,642
General and administrative (1)	105,841	119,353	137,633
Restructuring charges, net	4,847	7,026	3,406

Total operating expenses	291,069	361,517	414,601

Operating income	363,666	429,381	429,733
Interest income	11,265	7,298	8,976
Interest expense	(935)	(703)	1,027
Other (expenses)/income, net	(2,577)	1,036	907

Income before provision for income taxes	371,419	437,012	440,643
Provision for income taxes	(127,073)	(154,185)	(130,061)

Net income including controlling interest	244,346	282,827	310,582
Less: net (income) / loss attributable to controlling interest	(1,355)	620	(1,315)

Net income attributable to Dolby Laboratories, Inc.	$242,991	$283,447	$309,267

Net income per share:
Basic	$2.15	$2.50	$2.78
Diluted	$2.11	$2.46	$2.75
Weighted-average shares outstanding:
Basic	113,101	113,452	111,444
Diluted	115,367	115,388	112,554
Related party rent expense included in general and administrative expenses	$1,272	$1,372	$1,372
(1) Stock-based compensation was classified as follows:
Cost of products	$564	$427	$642
Cost of services	115	126	182
Research and development	5,191	6,535	10,157
Sales and marketing	6,670	8,843	13,184
General and administrative	9,882	12,884	19,500

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands)

	Dolby Laboratories, Inc.
	Shares of Class A common stock	Class A common stock	Shares of Class B common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total	Comprehensive Income
Balance at September 26, 2008	51,992	$52	60,482	$60	$434,907	$609,495	$4,739	$1,049,253	$22,098	$1,071,351	$—
Net income	—	—	—	—	—	242,991	—	242,991	1,355	244,346	244,346
Retirement of treasury stock	—	—	—	—	11	(11)	—	—	—	—	—
Adjustment to controlling interest	—	—	—	—	—	—	—	—	575	575	—
Translation adjustments, net of taxes of $3	—	—	—	—	—	—	(2,092)	(2,092)	(1,774)	(3,866)	(3,866)
Unrealized gains on available-for-sale securities, net of taxes of $(2,931)	—	—	—	—	—	—	6,894	6,894	—	6,894	6,894
Distributions to controlling interest	—	—	—	—	—	—	—	—	(257)	(257)	—
Stock-based compensation expense	—	—	—	—	21,758	—	—	21,758	—	21,758	—
Tax benefit from the exercise of Class A and Class B stock options and vesting of restricted stock units	—	—	—	—	5,085	—	—	5,085	—	5,085	—
Class A common stock issued under employee stock plans, net of stock withheld for taxes	722	1	—	—	15,613	—	—	15,614	—	15,614	—
Transfer of Class B common stock to Class A common stock	698	—	(698)	—	—	—	—	—	—	—	—
Exercise of Class B stock options	—	—	653	—	1,605	—	—	1,605	—	1,605	—

Balance at September 25, 2009	53,412	53	60,437	60	478,979	852,475	9,541	1,341,108	21,997	1,363,105	247,374

Net income	—	—	—	—	—	283,447	—	283,447	(620)	282,827	282,827
Translation adjustments, net of taxes of $2,654	—	—	—	—	—	—	(1,118)	(1,118)	(172)	(1,290)	(1,290)
Unrealized losses on available-for-sale securities, net of taxes of $379	—	—	—	—	—	—	(622)	(622)		(622)	(622)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(263)	(263)	—
Stock-based compensation expense	—	—	—	—	27,694	—	—	27,694	—	27,694	—
Capitalized stock-based compensation expense	—	—	—	—	827	—	—	827	—	827	—
Repurchase of common stock	(4,148)	(4)	—	—	(241,358)	—	—	(241,362)	—	(241,362)	—
Tax benefit from the exercise of Class A and Class B stock options and vesting of restricted stock units	—	—	—	—	24,134	—	—	24,134	—	24,134	—
Class A common stock issued under employee stock plans, net of stock withheld for taxes	1,369	2	—	—	37,222	—	—	37,224	—	37,224	—
Transfer of Class B common stock to Class A common stock	2,223	2	(2,223)	(2)	—	—	—	—	—	—	—
Exercise of Class B stock options	—	—	1,014	1	2,404	—	—	2,405	—	2,405	—

Balance at September 24, 2010	52,856	$53	59,228	$59	$329,902	$1,135,922	$7,801	$1,473,737	$20,942	$1,494,679	280,915

Net income	—	—	—	—	—	309,267	—	309,267	1,315	310,582	310,582
Translation adjustments, net of taxes of $2	—	—	—	—	—	—	639	639	(130)	509	509
Unrealized losses on available-for-sale securities, net of taxes of $599	—	—	—	—	—	—	(907)	(907)	—	(907)	(907)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(290)	(290)	—
Stock-based compensation expense	—	—	—	—	43,218	—	—	43,218	—	43,218	—
Capitalized stock-based compensation expense	—	—	—	—	635	—	—	635	—	635	—
Repurchase of common stock	(4,135)	(4)	—	—	(192,406)	—	—	(192,410)	—	(192,410)	—
Tax benefit from the exercise of Class A and Class B stock options and vesting of restricted stock units	—	—	—	—	6,015	—	—	6,015	—	6,015	—
Class A common stock issued under employee stock plans, net of stock withheld for taxes	993	1	—	—	22,187	—	—	22,188	—	22,188	—
Transfer of Class B common stock to Class A common stock	2,147	2	(2,147)	(2)	—	—	—	—	—	—	—
Exercise of Class B stock options	—	—	479	1	1,130	—	—	1,131	—	1,131	—

Balance at September 30, 2011	51,861	$52	57,560	$58	$210,681	$1,445,189	$7,533	$1,663,513	$21,837	$1,685,350	$310,184

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	September 25, 2009	September 24, 2010	September 30, 2011
Operating activities:
Net income including controlling interest	$244,346	$282,827	$310,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,732	34,937	43,994
Stock-based compensation expense	22,422	28,815	43,665
Amortization of premium on investments	5,589	9,118	17,088
Excess tax benefit from exercise of stock options	(5,827)	(24,639)	(6,593)
Provision for doubtful accounts	1,392	365	772
Losses / (gains) on Put Rights	(9,508)	7,601	—
Losses / (gains) on auction rate certificates	10,869	(7,601)	—
Deferred taxes	5,237	(16,031)	6,784
Gain from amended patent licensing agreement	(20,041)	—	—
Loss on impairment of long-lived assets	—	12,986	226
Payment on litigation settlement	(3,000)	(3,000)	(3,000)
Other non-cash items affecting net income	2,151	347	532
Changes in operating assets and liabilities:
Accounts receivable	1,797	(31,329)	(8,514)
Inventories	(3,638)	(15,696)	2,105
Prepaid expenses and other assets	(147)	15,009	(10,305)
Accounts payable and accrued liabilities	(22,026)	31,556	(16,952)
Income taxes, net	8,602	27,995	708
Deferred revenue	7,488	(25,725)	19,800
Other non-current liabilities	(1,213)	(237)	2,796

Net cash provided by operating activities	273,225	327,298	403,688

Investing activities:
Purchases of available-for-sale securities	(373,223)	(646,052)	(619,238)
Proceeds from sales and maturities of available-for-sale securities and trading securities	176,908	643,443	429,681
Purchases of property, plant and equipment	(13,994)	(37,482)	(47,362)
Purchases of intangible assets	(9,571)	(825)	—
Acquisitions, net of cash acquired	(16,621)	(5,601)	(3,350)
Proceeds from sale of property, plant and equipment and assets held for sale	—	2,160	3,567

Net cash used in investing activities	(236,501)	(44,357)	(236,702)

Financing activities:
Payments on debt	(1,522)	(7,680)	—
Proceeds from the exercise of stock options	13,716	35,569	17,877
Proceeds from issuance of Class A common stock (Employee Stock Purchase Plan)	3,502	4,060	5,442
Repurchase of common stock	—	(241,362)	(192,410)
Excess tax benefit from the exercise of stock options	5,827	24,639	6,593

Net cash provided by/(used in) financing activities	21,523	(184,774)	(162,498)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,330)	(3,984)	1,163

Net increase in cash and cash equivalents	56,917	94,183	5,651
Cash and cash equivalents at beginning of year	394,761	451,678	545,861

Cash and cash equivalents at end of year	451,678	545,861	551,512

Supplemental disclosure:
Cash paid for income taxes	$113,142	$141,800	$122,531
Cash paid for interest	845	671	375

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of Dolby Laboratories and our wholly owned subsidiaries. In addition, we have consolidated the financial results of jointly owned affiliated companies in which our principal stockholder has a controlling interest. We report these controlling interests as a separate line in our consolidated statements of operations as net (income) / loss attributable to controlling interest and in our consolidated balance sheets as controlling interest. We eliminate all intercompany accounts and transactions upon consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include estimated selling prices for elements sold in multiple-element revenue arrangements, valuation allowances for accounts receivable, carrying values of inventories, products provided under operating leases, goodwill, intangible assets, stock-based compensation, fair values of investments, accrued expenses, including liabilities for unrecognized tax benefits, and deferred income tax assets. Actual results could differ from our estimates.

Fiscal Year

Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include 52 week periods ended September 25, 2009 (fiscal 2009), September 24, 2010 (fiscal 2010) and the 53 week period ended September 30, 2011 (fiscal 2011).

Reclassifications

We have reclassified certain prior period amounts within our consolidated statements of cash flows to conform to our current period presentation.

In addition, we have reclassified our U.S. agency securities and U.S. government bonds as Level 1 securities to conform to our current period presentation. In the prior year, U.S. agency securities and U.S. government bonds were classified as Level 2 securities.

2. Summary of Significant Accounting Policies

Concentration of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments, and accounts receivable. Our investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. All our securities are held in custody by a recognized financial institution. Our policy limits the amount of credit exposure to maximum of 5% to any one issuer, except for the U.S. Treasury, and we believe no significant concentration risk exists with respect to these investments. Our products are sold to businesses primarily in the Americas and Europe, and the majority of our licensing revenue is generated from customers outside of the U.S. We manage this risk by evaluating in advance the financial condition and creditworthiness of our products and services customers and perform regular evaluations of the creditworthiness of our licensing customers. In fiscal 2009, 2010, and fiscal 2011, one customer accounted for approximately 10%, 12%, and 13%, respectively, of our total revenue.

Cash and Cash Equivalents

We consider all short-term highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents primarily consist of funds held in general checking accounts, money market accounts, commercial paper, and U.S. agency notes.

Investments

All of our investments are classified as available-for-sale securities, with the exception of our investments held in our supplemental retirement plan, which are classified as trading. Investments that have an original maturity of 91 days or more at the date of purchase and a current maturity of less than one year are classified as short-term investments, while investments with a current maturity of more than one year are classified as long-term investments. Our investments are recorded at fair value in our consolidated balance sheets. Unrealized gains and losses on our available-for-sale securities are reported as a component of accumulated other comprehensive income, while realized gains and losses, other-than-temporary impairments, and credit losses are reported as a component of net income.

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

As of September 25, 2009, we held tax-exempt auction rate certificates for which auctions had failed. These investments were classified as trading securities, and the investments were considered illiquid. In November 2008, we elected to accept a rights offering (“Put Rights”) from UBS AG, (collectively with its wholly owned subsidiaries UBS Financial Services, Inc. and UBS Securities LLC, referred to as UBS), which provided us with an option to sell to UBS, at par value, our auction rate certificates purchased through UBS beginning June 30, 2010. We measured the Put Rights at fair value with gains and losses recognized as a component of net income. Unrealized gains and losses on the trading auction rate certificates were reported as a component of net income. In fiscal 2010, we redeemed and received the full par value plus accrued interest related to these auction rate certificates. As a result, in fiscal 2010 we recognized gains of $10.9 million, which represented the excess of the par value redeemed over the fair market value of the auction rate certificates, and net losses of $9.5 million from the associated Put Rights.

Allowance for Doubtful Accounts

We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for doubtful accounts based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk, and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). We evaluate our ending inventories for estimated excess quantities and obsolescence. Our evaluation includes the analysis of future sales demand by product within specific time horizons. Inventories in excess of projected future demand are written down to net realizable value. In addition, we assess the impact of changing technology on our inventory balances and write off inventories that are considered obsolete. Write-downs of inventory are recorded as a cost of products.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method based on estimated useful lives as follows:

Systems and software	3 to 5 years
Machinery and equipment	3 to 8 years
Furniture and fixtures	5 to 8 years
Leasehold improvements	Lesser of useful life or related lease term
Buildings	Up to 40 years

Internal Use Software

We account for the costs of computer software developed or obtained for internal use by capitalizing costs of materials, consultants, personnel and personnel-related costs incurred in developing internal use computer software. These costs are included in property, plant and equipment, net on the accompanying consolidated balance sheets. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Our capitalized internal use software costs are typically amortized on a straight-line basis over estimated useful lives of three to five years.

Goodwill, Intangible Assets, and Long-Lived Assets

We evaluate and test our goodwill for impairment at a reporting-unit level. A reporting unit is an operating segment or one level below. Our operating segments are aligned with the management principles of our business. The goodwill impairment test is a two-step process. In the first step, we compare the carrying value of the net assets of a reporting unit, including goodwill, to the fair value. If we determine that the fair value of the reporting unit is less than its carrying value, we move to the second step to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. We test goodwill for impairment annually during our third fiscal quarter and if an event occurs or circumstances change such that there is an indication of a reduction in the fair value of a reporting unit below its carrying value.

We use the income approach to determine the fair value of our reporting units, which is based on the present value of estimated future cash flows for each reporting unit. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. During our annual goodwill impairment test performed during the third quarter of fiscal 2011, we had two reporting units: Via, corresponding to our wholly owned subsidiary, which has no assigned goodwill, and Dolby Entertainment Technology (“DET”), with goodwill of $268.0 million. The cash flow model was based on our best estimate of future revenue and operating costs. We estimated our future revenue by applying growth rates, consistent with those used in our internal forecasts, to our current revenue forecasts. The revenue and cost estimates were based on several sources, including our historical information, third-party industry data, and review of our internal operations. The cash flow forecasts were adjusted by a discount rate of approximately 13.5%, based on our weighted average cost of capital derived by using the capital asset pricing model. The primary components of this model include weighting our total asset structure between our equity and debt, the risk-free rate of return on U.S. Treasury bonds, market risk premium based on a range of historical returns and forward-looking estimates, and the beta of our common stock. Our model used an effective tax rate of approximately 30%.

Based on the methodology described above, the fair value of our DET reporting unit exceeded its carrying value; therefore, we did not recognize an impairment charge related to goodwill in the third quarter of fiscal 2011. Our market capitalization at the end of our third quarter of fiscal 2011 was approximately $4.8 billion, which exceeded the aggregate carrying value of our reporting units by approximately 190%. During the fourth quarter of fiscal 2011 there were no events or circumstances that would trigger an impairment evaluation due to a reduction in the fair value of our reporting units below their carrying value.

Intangible assets with definite lives are amortized over their estimated useful lives. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships, and contracts, which are amortized on a straight-line basis over their useful lives ranging from two to fifteen years.

We review long-lived assets, including intangible assets, for impairment whenever events or a change in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparing its carrying value to the total future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying value of the asset exceeds its estimated fair value. See Note 3 “Composition of Certain Financial Statement Captions” for a discussion of impairment charges recognized in fiscal 2010.

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) amended the accounting standard for fair value measurements to require new disclosures for transfers of financial assets and liabilities into and out of Levels 1 and 2 in the fair value hierarchy and for activity in Level 3 in the fair value hierarchy. The amendments are effective for interim and annual reporting periods beginning with our fiscal quarter ended March 26, 2010, except for the disclosures for Level 3 activity, which are effective for interim and annual reporting periods for our fiscal year ending September 28, 2012, with early adoption permitted. We adopted the amended disclosure requirements for Levels 1 and 2 beginning in our fiscal quarter ended March 26, 2010. The adoption of the amended disclosure requirements for fair value measurements did not affect our disclosures because we did not transfer financial assets or liabilities between levels in the fair value hierarchy. As of September 24, 2010 and September 30, 2011, we did not own any Level 3 assets or liabilities.

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

Licensing. Our licensing revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights, including patents, trademarks, and know-how. Royalties are recognized when all revenue recognition criteria have been met. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s royalty report and payment. Royalties are deemed fixed or determinable upon verification of a licensee’s royalty report in accordance with the terms of the underlying executed agreement, or in certain circumstances, receipt of a licensee’s royalty report and payment. We determine collectibility based on an evaluation of the licensee’s recent payment history, the existence of a standby letter-of-credit between the licensee’s financial institution and our financial institution, and other factors. Corrective royalty statements generally comprise less than 1% of our net licensing revenue and are recognized when received, or earlier if a reliable estimate can be made of an anticipated reduction in revenue from a prior royalty statement. Deferred revenue represents amounts that are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. If we cannot determine that collectibility is probable, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met. Licensing revenue includes fees we earn for administering joint patent licensing programs (“patent pools”) containing patents owned by us and/or other companies. Royalties related to patent pools are recorded net of royalties payable to third party patent pool members and are recognized when all revenue recognition criteria have been met.

We generate the majority of our licensing revenue through our licensing contracts with original equipment manufacturers (system licensees) and software vendors. Our revenue recognition policies for each of these arrangements are summarized below.

Licensing to system licensees. We license our technologies to system licensees who manufacture consumer electronics products and, in return, the system licensee pays us a royalty generally for each unit shipped that incorporates our technologies. Royalties from system licensees are generally recognized upon receipt of a royalty report from the licensee and when all other revenue recognition criteria have been met. In certain cases, our arrangements require the licensee to pay up-front royalties for units they may distribute in the future. These up-front arrangements are generally recognized upon contract execution, unless the arrangement includes extended payment terms or is considered a multiple element arrangement. In addition, in some cases we receive initial license fees for our technologies and provide post-contract support. In these cases we recognize the initial fees ratably over the expected support term.

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

Product Sales. Revenue from the sale of products is recognized when the risk of ownership has transferred to our customer, as provided under the terms of the governing purchase agreement, and when all other revenue recognition criteria have been met. Generally, these purchase agreements provide that the risk of ownership is transferred to the customer when the product is shipped, except in specific instances in which certain foreign regulations stipulate that the risk of ownership is transferred to the customer upon their receipt of the shipment. In these instances we recognize revenue when the product is received by the customer.

Services. Services revenues are recognized as completed and when all other revenue recognition criteria have been met.

Multiple Element Arrangements. We enter into arrangements that include multiple elements such as hardware, software, maintenance, and other services. For some of our arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial product. These elements may include support and maintenance and/or the right to receive product upgrades.

In October 2009, the FASB amended the revenue recognition accounting standards to exclude sales of qualifying tangible products that contain essential software elements from the scope of the software revenue recognition standards. In the first quarter of fiscal 2010, we adopted this accounting standard for revenue arrangements entered into or materially modified after September 25, 2009. Due to this adoption, we no longer account for the majority of our product sales that contain software elements under the software revenue recognition standards.

Also in October 2009, the FASB amended the accounting standards for multiple-element (“ME”) revenue arrangements to:

•

Provide updated guidance on whether these arrangements exist, how the elements should be separated, and how fees associated with a revenue arrangement (“arrangement fees”) should be allocated to each element;

•

Require an entity to allocate arrangement fees using the estimated selling price (“ESP”) of each element if the entity does not have vendor specific objective evidence (“VSOE”) of the selling price or third-party evidence (“TPE”) of the selling price; and

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

We evaluate each element in a ME arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement fees are allocated to this combined single unit. Our adoption of the amended guidance changed our units of accounting for our revenue transactions by allowing us to use ESP, to the extent VSOE or TPE is not available, to allocate the total fees amongst the delivered and undelivered elements in an arrangement.

If the unit separation criteria are met, we account for each element within a ME arrangement (such as hardware, software, maintenance, and other services) separately, and we allocate fees from the arrangement based on the relative selling price of each element. For some arrangements, customers receive certain elements over a period after delivery of the initial product. These elements may include support and maintenance and/or the right to receive upgrades. Revenue allocated to the undelivered element is recognized over either its estimated service period or when the upgrade is delivered. We do not recognize revenue that is contingent upon the future delivery of products or services or upon future performance obligations. We recognize revenue for delivered elements only when we have completed all contractual obligations.

We account for the majority of our digital cinema server sales as ME arrangements that may include up to three separate units, or elements, of accounting. The first element consists of our digital cinema server hardware and the accompanying software, which is essential to the functionality of the hardware. This element is typically delivered at the time of sale. The second element is the right to receive support and maintenance, which is included with the purchase of the hardware element and is typically delivered over a service period subsequent to the initial sale. The third element is the right to receive specified upgrades, which is included with the purchase of the hardware element and is typically delivered when a specified upgrade is available, subsequent to the initial sale. The application of the new revenue accounting standards to our digital cinema server sales typically results in the allocation of a substantial majority of the arrangement fees to the delivered hardware element based on its ESP, relative to the VSOE or ESP of the other elements, which we recognize as revenue at the time of sale. A small portion of the arrangement fees are allocated to the undelivered support and maintenance element, and in some cases to the undelivered specified upgrade element, based on the VSOE or ESP of each element. The portion of the arrangement fees allocated to the support and maintenance element is recognized as revenue ratably over the estimated service period, and the portion of the arrangement fees allocated to specified upgrades is recognized as revenue upon delivery of the upgrade.

Cost of Revenue

Cost of licensing. Cost of licensing primarily consists of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Cost of licensing also includes royalty obligations to third parties for the licensing of intellectual property rights that we sublicense as part of our licensing arrangements with our customers.

Cost of products. Cost of products primarily consists of the cost of materials related to products sold, applied labor, and manufacturing overhead. Our cost of products also includes third-party royalty obligations paid to license intellectual property that we then include in our products.

Cost of services. Cost of services primarily consists of the personnel and personnel-related costs of employees performing our professional services, the cost of outside consultants, and reimbursable expenses incurred on behalf of customers.

Stock-Based Compensation

We measure expenses associated with all employee stock-based compensation awards using a fair-value method and record such expense in our consolidated financial statements over the requisite service period. See Note 5 “Stockholders’ Equity and Stock-Based Compensation” for further discussion.

Advertising and Promotional Costs

Advertising and promotional costs are charged to sales and marketing expense as incurred. In fiscal 2009, 2010, and 2011, these expenses were $9.7 million, $14.6 million, and $13.6 million, respectively.

Foreign Currency Translation

We maintain sales, marketing, and business operations in foreign countries. We translate the assets and liabilities of our international non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses of these subsidiaries are translated using the average rates for the period. Gains and losses from these translations are included in accumulated other comprehensive income in stockholders’ equity.

Certain of our foreign subsidiaries transact in currencies other than their functional currency. Foreign currency transaction gains and losses are included in our consolidated statements of operations. Additionally, we re-measure non-functional currency assets and liabilities of these subsidiaries using the exchange rate at the end of each period and recognize gains and losses in our consolidated statements of operations. These gains and losses are recorded within other income. In fiscal 2009 and 2010, transaction and re-measurement losses included in net income were $0.7 million and $1.9 million, respectively, while fiscal 2011 transaction and re-measurement gains included in net income were $0.3 million.

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

We record an unrecognized tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities. We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision.

In the fiscal quarter ended December 31, 2010, we initiated a policy to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries. See Note 7 “Income Taxes” for further discussion.

Recently Issued Accounting Standards

In June 2011 the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”). This new accounting standard: (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, with early adoption permitted. As this new standard only requires enhanced disclosure, the adoption of ASU 2011-05 will not impact our financial position or results of operations.

In September 2011 the FASB issued ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”). This new accounting standard simplifies goodwill impairment tests and states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of ASU 2011-08 to have a material impact on our consolidated financial statements.

3. Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 24, 2010 and September 30, 2011 consist of the following:

	September 24, 2010	September 30, 2011
	(in thousands)
Cash and cash equivalents:
Cash	$156,440	$394,474
Cash equivalents:
Money market funds	354,428	142,038
U.S. agency securities	10,000	15,000
Commercial paper	19,993	—
Municipal debt securities	5,000	—

Total cash and cash equivalents	545,861	551,512

Short-term investments:
Corporate bonds	3,788	52,645
Commercial paper	9,990	—
Municipal debt securities	188,123	330,562
U.S. agency securities	70,376	8,074
U.S. government bonds	29,992	—

Total short-term investments	302,269	391,281

Long-term investments (1):
Corporate bonds	25,870	124,313
Municipal debt securities	127,458	141,639
U.S. agency securities	27,522	6,845
U.S. government bonds	9,987	—

Total long-term investments	190,837	272,797

Total cash, cash equivalents and investments	$1,038,967	$1,215,590

(1)	Our long-term investments have maturities that range from one to three years.

Our investment portfolio, which is recorded as cash equivalents, short-term investments, and long-term investments, consists of the following:

	September 24, 2010
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Commercial paper	$29,983	$—	$—	$29,983
Corporate bonds	29,238	420	—	29,658
Money market funds	354,428	—	—	354,428
Municipal debt securities	318,825	1,781	(25)	320,581
U.S. agency securities	107,512	390	(4)	107,898
U.S. government bonds	39,949	30	—	39,979

Cash equivalents and investments	$879,935	$2,621	$(29)	$882,527

	September 30, 2011
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Corporate bonds	$177,129	$316	$(487)	$176,958
Money market funds	142,038	—	—	142,038
Municipal debt securities	471,005	1,251	(55)	472,201
U.S. agency securities	29,858	65	(4)	29,919

Cash equivalents and investments	$820,030	$1,632	$(546)	$821,116

We have classified all of our investments listed in the tables above as available-for-sale securities recorded at fair market value on our consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income. Upon sale, amounts of gains and losses reclassified into earnings are determined based on specific identification of securities sold.

The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position:

	September 24, 2010
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$30,112	$(4)	$—	$—	$30,112	$(4)
Municipal debt securities	62,494	(25)	—	—	62,494	(25)

Total	$92,606	$(29)	$—	$—	$92,606	$(29)

	September 30, 2011
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$3,997	$(4)	$—	$—	$3,997	$(4)
Municipal debt securities	79,466	(52)	2,081	(3)	81,547	(55)
Corporate bonds	87,613	(487)	—	—	87,613	(487)

Total	$171,076	$(543)	$2,081	$(3)	$173,157	$(546)

The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of September 30, 2011, we owned 54 securities that were in an unrealized loss position. We do not intend to sell, nor will we need to sell, these securities before we recover the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at September 24, 2010 and September 30, 2011 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.

The following tables summarize the amortized cost and estimated fair value of short-term and long-term available-for-sale investments based on stated maturities as of September 24, 2010 and September 30, 2011:

	September 24, 2010
	Amortized Cost	Fair Value
	(in thousands)
Due within 1 year	$289,082	$289,755
Due in 1 to 2 years	183,130	184,891
Due in 2 to 3 years	18,301	18,460

Total	$490,513	$493,106

	September 30, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due within 1 year	$390,559	$391,281
Due in 1 to 2 years	213,487	213,921
Due in 2 to 3 years	58,947	58,876

Total	$662,993	$664,078

Accounts Receivable

Accounts receivable consists of the following:

	September 24, 2010	September 30, 2011
	(in thousands)
Trade accounts receivable	$45,651	$59,831
Accounts receivable related to patent administration program	10,646	4,450

Accounts receivable, gross	56,297	64,281
Less: allowance for doubtful accounts	(2,040)	(2,466)

Accounts receivable, net	$54,257	$61,815

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Operations	Deductions	Balance at End of Fiscal Year
	(in thousands)
For fiscal year ended September 25, 2009	$1,799	$1,392	$(969)	$2,222
For fiscal year ended September 24, 2010	2,222	365	(547)	2,040
For fiscal year ended September 30, 2011	2,040	772	(346)	2,466

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 24, 2010	September 30, 2011
	(in thousands)
Raw materials	$10,314	$10,821
Work in process	3,109	2,942
Finished goods	14,915	12,481

Inventories	$28,338	$26,244

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 24, 2010	September 30, 2011
	(in thousands)
Prepaid assets	$16,191	$19,915
Other current assets	1,650	7,667
Income tax receivable	3,497	7,829
Assets held for sale	5,592	1,466

Prepaid expenses and other current assets	$26,930	$36,877

Assets held for sale represent digital cinema equipment that we leased to exhibitors beginning in fiscal 2005 in an effort to encourage the cinema industry to transition to digital cinema. In fiscal 2010, management committed to a plan to sell some of this leased equipment, which required us to classify these assets as held for sale as of September 24, 2010. Consequently, we have classified the equipment within current assets in our consolidated balance sheets as of September 24, 2010 and September 30, 2011. During fiscal 2011 we sold the majority of these assets, and expect to sell the remaining assets in fiscal 2012. We have reviewed the carrying value of remaining assets classified as held for sale against recent sales prices and expect to recover the current carrying value of the assets.

We also hold digital cinema equipment that we lease to exhibitors with a carrying value of approximately $1.1 million that is not yet classified as held for sale since it does not meet all the held for sale criteria. These assets are classified as products provided under operating leases and held for use, and remain within property, plant and equipment. We are currently exploring future uses and options for these assets, and have not yet committed to a plan of sale. We believe that the remaining carrying value of our products provided under operating leases included in property, plant and equipment is recoverable as of September 30, 2011.

We enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure in an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations. As of September 30, 2011, the total notional amounts of outstanding contracts were $4.7 million on our consolidated balance sheets, and are included in other current assets and other accrued liabilities. See Note 4 “Fair Value Measurements” for additional information related to our foreign currency forward contracts.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

	September 24, 2010	September 30, 2011
	(in thousands)
Land	$12,835	$12,778
Buildings	27,029	26,623
Leasehold improvements	33,264	44,021
Machinery and equipment	16,080	20,845
Computer systems and software	43,611	71,220
Furniture and fixtures	9,440	10,537
Products provided under operating leases	1,209	1,060

	143,468	187,084
Less: accumulated depreciation	(49,371)	(69,977)

Property, plant and equipment, net	$94,097	$117,107

Depreciation expense for property, plant and equipment was $13.5 million, $17.8 million, and $24.1 million in fiscal 2009, 2010 and 2011, respectively, and is included in cost of products, cost of services, research and development expenses, sales and marketing expenses, and general and administrative expenses in the accompanying consolidated statements of operations.

Our products provided under operating leases represent digital cinema equipment that we leased to exhibitors beginning in fiscal 2005 in an effort to encourage the cinema industry to transition to digital cinema. During fiscal 2010, certain events occurred that indicated that the carrying value of our products provided under operating leases may not be recoverable. These events included a reduction in expected virtual print fees and a reduction in market prices for digital cinema equipment. As a result, we concluded that sufficient indicators existed to require an impairment analysis during fiscal 2010.

Based on our estimates of the undiscounted future cash flows from virtual print fees and the potential sale value of the equipment, our analysis determined that the equipment was impaired. Accordingly, we estimated the fair market value of the equipment based on potential sale price estimates and recorded the excess of the carrying value over the fair market value as an impairment charge. During fiscal 2010, we recorded an impairment charge of $9.6 million related to our products provided under operating leases, which is included in the impairment of products provided under operating leases line item in the accompanying consolidated statement of operations.

During fiscal 2010, management committed to a plan to sell one of our properties in the U.K. that indicated that the carrying value of the land and building may not be recoverable. Based on our estimates of the undiscounted future cash flows from this building, our analysis determined that the building was impaired. Accordingly, we estimated the fair market value of the property based on potential sales price estimates. We recorded the excess of the carrying value over the fair market value of the land and building as impairment charges of $1.1 million and $2.3 million, respectively, within the restructuring charges line item in the accompanying consolidated statement of operations. The building is held by an entity where we are the managing member and our principal stockholder is the limited member, but with a majority ownership of the entity. Therefore, the impairment amount reflected in our restructuring charges line item for fiscal 2010 is offset by the share of the charge attributable to the limited member, or $1.7 million, in our net income attributable to controlling interest line item in the accompanying consolidated statement of operations. Based on the current facts and circumstances, the property does not meet the criteria for held for sale classification.

Goodwill and Intangible Assets

Intangible assets consist of the following:

	September 24, 2010			September 30, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Intangible assets subject to amortization:
Acquired patents and technology	$61,767	$(24,986)	$36,781	$61,611	$(32,146)	$29,465
Customer relationships	30,790	(10,095)	20,695	30,748	(12,821)	17,927
Customer contracts	5,973	(4,483)	1,490	6,063	(6,063)	—
Other intangibles	20,307	(12,254)	8,053	20,308	(16,127)	4,181

Total	$118,837	$(51,818)	$67,019	$118,730	$(67,157)	$51,573

Amortization expense for our intangible assets was $15.2 million, $17.3 million, and $19.8 million in fiscal 2009, 2010, and 2011, respectively, and is included in cost of licensing, cost of products, research and development, and sales and marketing expenses in the accompanying consolidated statements of operations.

The expected future annual amortization expense of our intangible assets is as follows:

Amortization
Fiscal Year	Expense
(in thousands)
2012	$12,697
2013	11,923
2014	10,279
2015	7,823
2016	5,654
Thereafter	3,197

Total	$51,573

The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 25, 2009	$261,121
Acquired goodwill	3,266
Translation adjustments and other	193

Balance at September 24, 2010	$264,580
Acquired goodwill	182
Translation adjustments and other	(1,502)

Balance at September 30, 2011	$263,260

Accrued Liabilities

Accrued liabilities consist of the following:

	September 24, 2010	September 30, 2011
	(in thousands)
Accrued royalties	$4,140	$1,947
Amounts payable to joint licensing program partners	42,837	42,502
Accrued compensation and benefits	62,044	41,168
Accrued professional fees	8,078	5,727
Current portion of litigation settlement (see Note 12)	2,890	—
Other accrued liabilities	24,619	25,691

Accrued liabilities	$144,608	$117,035

Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	September 24, 2010	September 30, 2011
	(in thousands)
Supplemental retirement plan obligations	$2,118	$1,811
Non-current tax liabilities	20,036	13,070
Other liabilities	4,861	8,574

Other non-current liabilities	$27,015	$23,455

See Note 7 “Income Taxes” for additional information related to tax liabilities.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following:

	September 24, 2010	September 30, 2011
	(in thousands)
Accumulated foreign currency translation gains, net of tax of ($2,655) and ($2,653)	$6,195	$6,834
Accumulated unrealized gains on available-for-sale securities, net of tax of ($986) and ($387)	1,606	699

Total accumulated other comprehensive income	$7,801	$7,533

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Dolby Laboratories, Inc.:

	Fiscal Year Ended
	September 25, 2009	September 24, 2010	September 30, 2011
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$242,991	$283,447	$309,267

Denominator:
Weighted-average shares outstanding—basic	113,101	113,452	111,444
Potential common shares from options to purchase Class A and Class B common stock	2,167	1,769	941
Potential common shares from restricted stock units	99	167	169

Weighted-average shares outstanding—diluted	115,367	115,388	112,554

Net income per share attributable to Dolby Laboratories, Inc.—basic	$2.15	$2.50	$2.78
Net income per share attributable to Dolby Laboratories, Inc.—diluted	$2.11	$2.46	$2.75
Antidilutive options excluded from calculation	3,409	2,074	3,289
Antidilutive restricted stock units excluded from calculation	148	457	535

Sales Tax

We account for sales tax on a net basis by excluding sales tax from our revenue.

Release of Value-Added Tax (“VAT”) Reserves

During fiscal 2011 we completed our analysis of recent VAT law changes enacted in the European Union and other foreign jurisdictions. Based on this analysis, we released $3.2 million of VAT reserves and related estimated penalties which were recorded as reductions of general and administrative expense. Additionally, we released $1.4 million of VAT-related interest reserves, which was recorded as a reduction of interest expense. These liabilities were previously included in other accrued liabilities in our consolidated balance sheets.

4. Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. We minimize the use of unobservable inputs and use observable market data, if available, when determining fair value. We classify our inputs to measure fair value using the following three-level hierarchy:

Level 1:	Quoted prices in active markets at the measurement date for identical assets and liabilities.

Level 2:	Prices may be based upon quoted prices in active markets or inputs not quoted on active markets but are corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities carried at fair value as of September 24, 2010 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$2,200	$—	$—	$2,200
Money market funds (2)	354,428	—	—	354,428
Commercial paper (2)	—	29,983	—	29,983
Corporate bonds (2)	—	29,658	—	29,658
Municipal debt securities (2)	—	320,581	—	320,581
U.S. agency securities (2)	107,898	—	—	107,898
U.S. government bonds (2)	39,979	—	—	39,979

Total	$504,505	$380,222	$—	$884,727

(1)	These assets are included within prepaid expenses and other current assets and other non-current assets.
(2)	These assets are included within cash and cash equivalents, short term investments, and long term investments.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$2,200	$—	$—	$2,200

Total	$2,200	$—	$—	$2,200

(1)	These liabilities are included within accrued compensation and benefits and other noncurrent liabilities.

Financial assets and liabilities carried at fair value as of September 30, 2011 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$1,891	$—	$—	$1,891
Money market funds (2)	142,038	—	—	142,038
Corporate bonds (3)	—	176,958	—	176,958
Municipal debt securities (3)	—	472,201	—	472,201
U.S. agency securities (2), (3)	29,919	—	—	29,919

Total	$173,848	$649,159	$—	$823,007

(1)	These assets are included within prepaid expenses and other current assets and other non-current assets.
(2)	These assets are included within cash and cash equivalents.
(3)	These assets are included within short-term investments and long-term investments.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$1,891	$—	$—	$1,891

Total	$1,891	$—	$—	$1,891

(1)	These liabilities are included within accrued compensation and benefits and other noncurrent liabilities.

We base the fair value of our Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments. Our Level 1 financial instruments include money market funds, U.S. agency securities, U.S. government bonds, and mutual fund investments held in our supplemental retirement plan.

We obtain the fair value of our Level 2 financial instruments from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. Our professional pricing service gathers quoted market prices and observable inputs for all of our fixed income securities from a variety of industry data providers. The valuation techniques used to measure the fair value of our Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.

We validate the quoted market prices provided by our primary pricing service by comparing their assessment of the fair values of our investment portfolio balance against the fair values of our investment portfolio balance obtained from an independent source, which may include our investment managers.

We did not own any Level 3 financial assets or liabilities as of September 24, 2010 or September 30, 2011.

We enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure, in an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations. These derivative instruments are carried at fair value with changes in the fair value recorded to interest and other (expense)/income, net in our consolidated statements of operations. Our foreign currency forward contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 30, 2011, the outstanding balance sheet derivative instruments had maturities of 30 days or less and the total notional amounts of outstanding contracts were $4.7 million on our consolidated balance sheets, which are included in other current assets and other accrued liabilities.

5. Stockholders’ Equity and Stock-Based Compensation

Class A and Class B Common Stock

Our board of directors has authorized two classes of common stock, Class A and Class B. At September 30, 2011, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At September 30, 2011, we had 51,860,546 shares of Class A common stock and 57,559,554 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.

Stock Incentive Plans

2000 Stock Incentive Plan.    Effective October 2000, we adopted the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan, as amended, provides for the issuance of incentive and non-qualified stock options to employees, directors, and consultants of Dolby Laboratories to purchase up to 15.1 million shares of Class B common stock. Under the terms of this plan, options became exercisable as established by the board of directors (ratably over four years), and expire ten years after the date of the grant. Options granted under the plan were granted at not less than fair market value at the date of grant.

As of September 30, 2011, there were options outstanding to purchase 0.3 million shares of Class B common stock, of which all were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 2.6 years. Subsequent to fiscal 2005, no further options were granted under this plan. The 2000 Stock Incentive Plan terminated on October 1, 2010 and no shares of our common stock remained available for future issuance under that plan other than pursuant to outstanding options.

2005 Stock Plan.    In January 2005, our stockholders approved our 2005 Stock Plan, which our board of directors adopted in November 2004. The 2005 Stock Plan became effective on February 16, 2005, the day prior to the completion of our initial public offering. Our 2005 Stock Plan, as amended and restated, provides for the ability to grant incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock units, performance units, performance bonus awards, and performance shares. A total of 21.0 million shares of our Class A common stock is authorized for issuance under the 2005 Stock Plan. For any awards granted prior to February 2011, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding restricted stock unit award will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as two shares for every one share returned. For those awards granted from February 2011 onward, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding restricted stock unit award will be counted against the authorized share reserve as 1.6 shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as 1.6 shares for every one share returned.

As of September 30, 2011, there were options outstanding to purchase 5.5 million shares of Class A common stock, of which 2.5 million were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 7.7 years.

Stock-Based Compensation

We provide stock-based awards as a form of compensation for employees, officers, and directors. We have issued stock-based awards in the form of stock options, restricted stock units, and stock appreciation rights under our equity incentive plans, as well as shares under our Employee Stock Purchase Plan (“ESPP”).

Stock-based compensation expense recorded in our consolidated statements of operations for fiscal 2009, 2010, and 2011 was as follows:

	Fiscal Year Ended
	September 25, 2009 (2)	September 24, 2010 (2)	September 30, 2011 (2)
	(in thousands)
Stock-based compensation:
Stock options (1)	$16,643	$18,135	$24,788
Restricted stock units	5,205	9,560	18,339
Employee stock purchase plan	529	673	842
Stock appreciation rights	45	447	(304)

Total stock-based compensation	22,422	28,815	43,665
Benefit from income taxes	(7,708)	(9,805)	(14,744)

Total stock-based compensation, net of tax	$14,714	$19,010	$28,921

(1)	Expense excludes $0.8 million in fiscal 2010 and $0.6 million in fiscal 2011 related to stock-based compensation which was capitalized to property, plant and equipment.
(2)	We also recognized $0.7 million, $1.2 million, and $0.3 million in fiscal 2009, 2010, and 2011, respectively, of tax benefit from certain exercises of incentive stock options and shares issued under our ESPP, which is not included in the table above.

Stock Options.    We have granted stock options to our employees, officers, and directors under our 2005 Stock Plan and our 2000 Stock Incentive Plan. Stock options are generally granted at fair market value on the date of grant. Options granted to employees and officers prior to June 2008 generally vest over four years, with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or 3 months after termination of service. Options granted to employees and officers from June 2008 onward generally vest over four years, with 25% of the shares subject to the option becoming exercisable on the one-year anniversary of the date of grant and the balance of the shares vesting in equal monthly installments over the following 36 months. These options expire on the earlier of 10 years after the date of grant or 3 months after termination of service. All options granted vest over the requisite service period and upon the exercise of stock options, we issue new shares of Class B common stock under the 2000 Stock Incentive Plan and new shares of Class A common stock under the 2005 Stock Plan. Our 2005 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria.

On February 16, 2010 and February 15, 2011, pursuant to a contractual agreement, we granted 16,651 and 12,443 stock options, respectively, to our Executive Chairman of the Board of Directors. The size of the grants were determined by our Compensation Committee in the second quarter of fiscal 2010 and second quarter of fiscal 2011, and were based on the Compensation Committee’s assessment of his achievement of performance goals relating to leadership, counseling, and technology consulting in each preceding year. The stock options have an exercise price equal to the fair market value of the Class A common stock on the date of grant. The fair value of each of the grants on February 16, 2010 and February 15, 2011 was $0.3 million and $0.2 million, respectively. We recorded $0.1 million, $0.1 million, and $0.3 million in stock-based compensation expense in fiscal 2009, 2010, and 2011, respectively, related to this contractual agreement with our Executive Chairman of the Board of Directors.

We use the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Year Ended
	September 25, 2009	September 24, 2010	September 30, 2011
Expected life (in years)	5.02	4.66	4.40
Risk-free interest rate	2.0%	2.2%	1.5%
Expected stock price volatility	47.1%	41.7%	41.4%
Dividend yield	—	—	—

To determine an estimate for the expected term of our stock options, we evaluated historical exercise patterns of our employees and made an assumption regarding future exercise patterns. To determine an estimate for the expected stock price volatility, we used a blend of the historical volatility for our common stock since our initial public offering and our implied volatility. To determine an estimate for the risk-free interest rate we used an average interest rate based on U.S. Treasury instruments having terms consistent with the expected term of our awards.

The following table summarizes the weighted-average fair value of stock options granted and the total intrinsic value of stock options exercised during fiscal 2009, 2010, and 2011:

	Fiscal Year Ended
	September 25, 2009	September 24, 2010	September 30, 2011
Weighted-average fair value at date of grant	$14.32	$19.93	$22.31
Intrinsic value of options exercised (in thousands)	29,523	79,453	46,649
Fair value of options vested (in thousands)	17,448	20,542	26,442

Stock-based compensation expense related to employee stock options was recognized net of estimated forfeitures. We determine our estimated forfeiture rate based on an evaluation of historical forfeitures. For awards granted in fiscal 2009, 2010, and 2011, we used an estimated forfeiture rate of 5.13%, 5.69%, and 6.10%, respectively. Total unrecorded stock-based compensation cost at September 30, 2011 associated with employee stock options expected to vest was $52.7 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The following table summarizes information about stock options issued to officers, directors, and employees under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 24, 2010	5,625	$35.05
Grants	1,628	62.30
Exercises	(1,166)	19.27
Forfeitures	(286)	49.07

Options outstanding at September 30, 2011	5,801	45.19	7.5	$8,358

Options vested and expected to vest at September 30, 2011	5,549	44.94	7.4	8,358

Options exercisable at September 30, 2011	2,721	34.91	6.2	8,357

Aggregate intrinsic value is based on the closing price of our common stock on September 30, 2011 of $27.44 and excludes the impact of options that were not in-the-money.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2011:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$1.25 - $1.25	5	0.1	$1.25	5	$1.25
$1.26 - $1.26	19	1.2	1.26	19	1.26
$2.08 - $6.28	161	2.6	2.08	161	2.08
$6.29 - $19.21	282	3.5	15.68	282	15.68
$19.22 - 28.12	64	5.0	22.45	60	22.08
$28.13 - $38.20	1,526	6.7	31.61	1,052	31.17
$38.21 - $48.14	539	7.6	43.38	248	42.81
$48.15 - $51.18	507	6.6	48.35	343	48.25
$51.19 and above	2,698	8.8	59.22	551	52.50

	5,801			2,721

Restricted Stock Units.    We grant restricted stock units to certain employees, officers, and directors under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onwards to ongoing directors vest over approximately one year. Our 2005 Stock Plan also allows us to grant restricted stock units which vest based on the satisfaction of specific performance criteria, although no such awards have been granted as of September 30, 2011. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized over the requisite service period. No restricted stock units were granted prior to fiscal 2008. Total unrecorded stock-based compensation cost at September 30, 2011 associated with restricted stock units expected to vest was $37.6 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2005 Stock Incentive Plan:

	Shares	Weighted Average Fair Value
	(in thousands)
Non-vested at September 24, 2010	823	$44.91
Granted	484	61.62
Vested	(292)	43.46
Forfeitures	(69)	47.67

Non-vested at September 30, 2011	946	53.71

Stock Appreciation Rights.    We have granted stock appreciation rights to certain of our foreign employees. These awards are settled in cash rather than stock, and are classified as liability awards.

Employee Stock Purchase Plan.    In January 2005, our board of directors adopted and our stockholders approved our ESPP, which allows eligible employees to have up to 10 percent of their eligible compensation withheld and used to purchase Class A common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than one thousand shares in an offering period, whichever is less. The plan provides for a discount equal to 15 percent of the closing price on the New York Stock Exchange on the last day of the purchase period. Under the ESPP, substantially all employees may purchase Class A common stock through payroll withholdings. Our ESPP does not have a look-back option and is classified as a liability award. At September 30, 2011, our accrued liabilities included $2.4 million for employee withholdings and related compensation cost.

6. Restructuring

In fiscal 2010, we informed approximately 60 general and administrative employees of our plans to reorganize certain aspects of our global business infrastructure. As a result of this action, we offered severance benefits to the affected employees. The majority of these employees were required to render service through November 15, 2010 to receive these severance benefits. We recognized the total severance and other associated costs of approximately $3.9 million for these employees on a ratable basis through termination dates for each employee. These expenses were recognized in restructuring charges, net, in the accompanying consolidated statements of operations.

In fiscal 2010, we also recorded $3.4 million of impairment within the restructuring charges line item in the accompanying consolidated statements of operations related to one of our buildings held in the UK. See Note 3 “Composition of Certain Financial Statement Captions” for further information.

In September 2011, we informed approximately 55 employees of our plans to reorganize certain aspects of our business under a strategic restructuring program. As a result of this action, we have offered severance benefits to the affected employees. The majority of these employees are not required to render additional service to receive these severance benefits, and as such, we recognized total estimated severance and other associated costs of $2.5 million for these employees in fiscal 2011, as well as $0.2 million in fixed asset write-off costs.

We expect to recognize an additional $2.1 million in restructuring expense in fiscal 2012, including $0.9 million in severance and other associated costs, $0.8 million in facilities and contract termination costs, and $0.4 million in fixed asset write-off costs. These expenses are being recognized in restructuring charges, net, in the accompanying consolidated statements of operations.

Changes in our restructuring accruals in fiscal 2010 and 2011, which were included within accrued liabilities on our consolidated balance sheets as of September 24, 2010 and September 30, 2011, respectively, were as follows:

	Severance	Facilities and contract termination costs	Fixed assets write-off	Other associated costs	Total
	(in thousands)
Balance at September 25, 2009	$1,103	$88	$—	$20	$1,211
Restructuring charges	3,084	—	3,392	550	7,026
Cash payments	(1,383)	(88)	—	(182)	(1,653)
Non-cash charges	—	—	(3,392)	(158)	(3,550)

Balance at September 24, 2010	$2,804	$—	$—	$230	$3,034
Restructuring charges	3,185	—	199	22	3,406
Cash payments	(3,716)	—	—	(131)	(3,847)
Non-cash charges	(23)	—	(199)	(1)	(223)

Balance at September 30, 2011	$2,250	$—	$—	$120	$2,370

7. Income Taxes

The components of our income before provision for income taxes are as follows:

	Fiscal Year Ended
	September 25, 2009	September 24, 2010	September 30, 2011
	(in thousands)
U.S.	$357,401	$401,936	$350,189
Foreign	14,018	35,076	90,454

Total	$371,419	$437,012	$440,643

The provision for income taxes consists of the following:

	Fiscal Year Ended
	September 25, 2009	September 24, 2010	September 30, 2011
	(in thousands)
Current:
Federal	$80,298	$109,050	$71,336
State	13,213	18,382	18,069
Foreign	28,325	41,942	33,567

Total current	121,836	169,374	122,972
Deferred:
Federal	7,187	(12,790)	3,638
State	1,433	(1,149)	9,756
Foreign	(3,383)	(1,250)	(6,305)

Total deferred	5,237	(15,189)	7,089

Provision for income taxes	$127,073	$154,185	$130,061

We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities, and for which we receive a related foreign tax credit in our income tax provision. Withholding taxes were $22.8 million, $31.6 million and $32.2 million in fiscal 2009, 2010, and 2011, respectively. The foreign current tax includes this withholding tax expense and the appropriate foreign tax credit benefit is included in the current federal and foreign taxes.

In the fiscal quarter ended December 31, 2010, we initiated a policy to indefinitely reinvest a portion of the earnings of certain operations outside of the U.S. As a result, we have not provided deferred U.S. income taxes or foreign withholding taxes on undistributed earnings of approximately $71.4 million, which are permanently reinvested outside the U.S. Upon distribution of these earnings, we could be subject to both U.S. income taxes, adjusted for any foreign tax credits, and withholding taxes, estimated at approximately $20.7 million as of September 30, 2011.

In the fiscal quarter ended December 31, 2010, we also completed a restructuring of our international operations, which resulted in the release of a deferred tax liability of $11.0 million related to the amortization of an intangible asset from a prior year acquisition.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	September 24, 2010	September 30, 2011
	(in thousands)
Deferred income tax assets:
Investments	$2,045	$1,932
Accounts receivable	713	417
Inventories	2,513	3,304
Net operating loss	4,210	2,987
U.S. state taxes	5,911	5,749
Accrued expenses	18,874	9,216
Stock-based compensation	16,531	19,547
Revenue recognition	72,411	67,154
Foreign tax credits	4,625	3,528
Other	5,654	6,040

Total gross deferred income tax assets	133,487	119,874
Less: valuation allowance	—	—

Total deferred income tax assets	133,487	119,874
Deferred income tax liabilities:
Translation adjustment	(2,161)	(837)
Intangibles	(12,281)	(595)
International earnings	(1,622)	(1,485)
Depreciation and amortization	(5,272)	(11,422)
Unrealized gain on investments	(992)	(558)

Deferred income tax assets, net	$111,159	$104,977

The above deferred income tax assets, net have been classified in the accompanying consolidated balance sheets as follows:
Current deferred income tax assets	$102,758	$90,869
Long-term deferred income tax assets, net	8,401	14,108

Deferred income tax assets, net	$111,159	$104,977

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, we believe it is more likely than not that the benefits of these deductible differences will be realized; therefore, a valuation allowance is not required.

As of September 30, 2011, we had net operating loss carryovers for Australia tax purposes of $1.2 million. These loss carryovers have no expiration dates. As part of an acquisition in April 2009, we acquired net operating loss carryovers for federal and California tax purposes of $9.7 million and $9.6 million, respectively. The losses carried forward for federal and California tax purposes as of September 30, 2011 were $7.2 million and $9.6 million, respectively, and will expire in fiscal 2029 if unused.

A reconciliation of the federal statutory tax rate to our effective tax rate for fiscal 2009, 2010, and 2011 is as follows:

	Fiscal Year Ended
	September 25, 2009	September 24, 2010	September 30, 2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	3.3	3.2	4.7
Stock-based compensation expense rate	(0.1)	(0.1)	0.3
Research and development tax credits	(1.5)	(0.8)	(1.6)
Tax exempt interest	(0.8)	(0.4)	(0.3)
U.S. manufacturing tax incentives	(1.6)	(1.8)	(1.9)
Foreign rate differential	(0.1)	(0.1)	(4.6)
Foreign reversal of deferred tax liabilities	—	—	(2.5)
Other	—	0.2	0.4

Effective tax rate	34.2%	35.2%	29.5%

Our policy to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries with tax rates lower than those in the U.S. resulted in a reduction to our fiscal 2011 tax rate. In the first quarter of fiscal 2011 we obtained a tax ruling that will reduce our foreign tax liability for the current and future years. The tax ruling resulted in a release of certain deferred tax liabilities associated with a prior year acquisition in our foreign operations. For fiscal 2012 and future years, we expect a reduction in our California tax rate. As a result, in fiscal 2011 we reduced certain deferred tax assets, which increased our tax rate in the current year. Additionally, in the fiscal quarter ended December 31, 2010, a change in the tax law retroactively reinstated the federal research and development tax credits for a portion of fiscal 2010. As a result, we recognized an increase in federal research and development tax credits for fiscal 2011, as compared to fiscal 2010, thereby further lowering our effective tax rate.

As of September 30, 2011, the total amount of gross unrecognized tax benefits was $8.7 million, of which $3.8 million, if recognized, would impact our effective tax rate. Our liability for unrecognized tax benefits is classified within non-current liabilities in our consolidated balance sheets.

The aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows:

(in thousands)
Balance as of September 25, 2009	$16,916
Lapse of statute of limitations	(2,143)
Decreases in balances related to tax positions taken during prior years	—
Increases in balances related to tax positions taken during prior years	520
Increases in balances related to tax positions taken during the current year	1,265

Balance as of September 24, 2010	$16,558
Lapse of statute of limitations	(1,097)
Decreases in balances related to tax positions taken during prior years	(8,083)
Increases in balances related to tax positions taken during prior years	1,006
Increases in balances related to tax positions taken during the current year	299

Balance as of September 30, 2011	$8,683

To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision. At September 24, 2010, we had $0.9 million of accrued interest and $2.6 million of accrued penalties on unrecognized tax benefits. At September 30, 2011, we had $2.0 million of accrued interest and $2.4 million of accrued penalties on unrecognized tax benefits. In fiscal 2011 our current tax provision was reduced by penalties of $0.2 million and increased by interest expense of $1.1 million.

We file income tax returns in the U.S. on a federal basis and in several U.S. state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S., the United Kingdom (U.K.), the Netherlands, and the state of California. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. We are no longer subject to examinations by the Internal Revenue Service through the 2006 tax year, for U.S. federal tax purposes, and through the 2006 fiscal year by the appropriate governmental agencies for U.K. tax purposes. In addition, we are no longer subject to examination by the state of New York through the 2005 tax year for income tax purposes. Our California filings are no longer subject to examination through the 2004 tax year by the appropriate California agency. Other significant jurisdictions include Australia, Canada, and Sweden and they are no longer subject to examinations through the years 2003, 2006, and 2007, respectively. In the second quarter of fiscal 2011 we reached a tax settlement with the IRS for the tax years 2004 through 2006. In connection with the settlement, we reduced our gross unrecognized tax benefits by $8.1 million and recognized a $0.3 million tax benefit. We do not believe that the outcome of any ongoing examination will have a material impact on our financial statements.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe there is a reasonable possibility of any significant change to our total unrecognized tax benefits within the next twelve months.

8. Retirement Plans

We maintain a tax-qualified 401(k) retirement plan for employees in the U.S. and similar plans in foreign jurisdictions. Retirement plan expenses were $9.2 million, $11.1 million, and $11.3 million for fiscal 2009, 2010, and 2011, respectively. Retirement plan expenses are included in cost of products, cost of services, sales and marketing, general and administrative, and research and development expense in the accompanying consolidated statements of operations.

9. Commitments and Contingencies

The following table presents a summary of our contractual obligations and commitments as of September 30, 2011:

	Payments Due By Period
	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter	Total
	(in thousands)
Operating leases (1)	$10,294	$9,486	$8,391	$6,006	$4,949	$5,048	$44,174
Purchase obligations (2)	1,900	1,463	—	—	—	—	3,363

Total	$12,194	$10,949	$8,391	$6,006	$4,949	$5,048	$47,537

(1)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of September 30, 2011.
(2)	Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. These represent non-cancelable commitments for which a penalty would be imposed if the agreement was cancelled for any reason other than an event of default as described by the agreement.

Rental expenses under operating leases were $7.9 million, $8.7 million, and $12.6 million for fiscal 2009, 2010, and 2011, respectively. These amounts include expenses for rent payable to our principal stockholder of $1.3 million, $1.4 million, and $1.4 million for fiscal 2009, 2010, and 2011, respectively.

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

10. Geographic Data

Operating Segments

We operate as a single reportable segment on an enterprise-wide basis. We generate revenue by licensing our technologies to manufacturers of CE products and software vendors and by selling our professional products and related services to entertainment content creators, producers, and distributors.

Geographic Information

Revenue by geographic region, which was determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for products revenue, and the location where we perform our services for services revenue, was as follows:

	September 25, 2009	September 24, 2010	September 30, 2011
	(in thousands)
U.S.	$252,310	$318,127	$301,868
International	467,193	604,586	653,637

Total revenue	$719,503	$922,713	$955,505

The concentration of our revenue from individual geographic regions was as follows:

	September 25, 2009	September 24, 2010	September 30, 2011
U.S.	35%	34%	32%
Japan	21%	19%	20%
Europe	17%	16%	15%
Taiwan	11%	9%	8%
South Korea	8%	12%	13%
China	6%	5%	6%
Other	2%	5%	6%

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	September 24, 2010	September 30, 2011
	(in thousands)
U.S.	$76,257	$87,486
International	17,840	29,621

Total long-lived tangible assets, net of accumulated depreciation	$94,097	$117,107

11. Common Stock Repurchase Program

In November 2009, we announced a stock repurchase program, whereby we may repurchase up to $250.0 million of our Class A common stock. Our Board of Directors approved an additional $300.0 million for our stock repurchase program in July 2010, and an additional $250.0 million in July 2011, for a total authorization of up to $800.0 million in stock repurchases. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation programs, and other market conditions. We may limit, suspend, or terminate the stock repurchase program at any time without prior notice. This program does not have a specified expiration date. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock.

Stock repurchase activity under the stock repurchase program during fiscal 2011 is summarized as follows:

	Shares Repurchased	Cost (in thousands) (1)	Average Price Paid per Share (2)
Repurchase activity for the fiscal quarter ended December 31, 2010	732,665	$45,966	$62.72
Repurchase activity for the fiscal quarter ended April 1, 2011	546,940	29,158	53.30
Repurchase activity for the fiscal quarter ended July 1, 2011	1,465,264	67,376	45.97
Repurchase activity for the fiscal quarter ended September 30, 2011	1,390,151	49,910	35.89

Total	4,135,020	$192,410

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.
(2)	Excludes commission costs.

12. Legal Proceedings

In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet. Interest related to this liability is recorded quarterly and is included in interest expense on the accompanying consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of September 30, 2011, we had paid all amounts due under this settlement.

During the fiscal quarter ended July 1, 2011, we filed patent infringement lawsuits in the U.S. and in Germany against Research in Motion Ltd. (“RIM”), a previously unlicensed user of certain of our patented technologies. In July 2011, RIM signed a license agreement with Via Licensing Corporation (“Via”), our wholly-owned subsidiary and the licensing administrator for the patent pool which includes Dolby’s essential AAC patents, which entitled us to back royalties for Dolby technologies used in RIM’s products. Based on this license agreement, we recognized revenue of $15.2 million during the fourth quarter of fiscal 2011 for back royalties related to the Dolby patents and Via administration fees, including $11.3 million attributable to periods prior to fiscal 2011. We also received interest related to these back royalties of $2.2 million, which was recognized as interest income.

We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights, commercial, employment, and other matters. In our opinion, resolution of these pending matters is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

13. Comprehensive Income

Comprehensive Income

The components of comprehensive income were as follows:

	Fiscal Year Ended
	September 25, 2009	September 24, 2010	September 30, 2011
	(in thousands)
Net income including controlling interest	$244,346	$282,827	$310,582
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(3,866)	(1,290)	509
Unrealized gains (losses) on available-for-sale securities, net of tax	3,167	(622)	(907)
Reversal of unrealized losses on auction rate certificates, net of tax	3,727	—	—

Comprehensive income	247,374	280,915	310,184
Less: comprehensive loss (income) attributable to controlling interest	(419)	(792)	1,185

Comprehensive income attributable to Dolby Laboratories, Inc.	$247,793	$281,707	$308,999

14. Related Party Transactions

We lease our primary San Francisco corporate offices from our principal stockholder. The current lease expires on December 31, 2013, but we have the option to renew the lease for two additional five-year terms. Related party rent expense included in general and administrative expenses in our consolidated statements of operations for fiscal 2009, 2010, and 2011 was $1.3 million, $1.4 million, and $1.4 million, respectively.

We are the managing member or general partner in entities which own and lease commercial property in the U.S. and United Kingdom. Our principal stockholder is the limited member or limited partner, but with a majority economic interest, in each of these entities. These entities were established for the purposes of purchasing and leasing commercial property primarily for our own use. While a portion of the property is leased to third parties, we occupy a majority of the space. Therefore, given that these affiliated entities are an integrated part of our operations, we have consolidated the entities’ assets and liabilities and results of operations in our consolidated financial statements. The share of earnings and net assets of the entities attributable to the limited member or limited partner, as the case may be, is reflected as controlling interest in the accompanying consolidated financial statements. These entities distributed approximately $0.3 million in each of fiscal 2009, 2010 and 2011 to our principal stockholder. During fiscal 2010, we paid off in full the debt used to finance the purchases of property.

Our ownership interest in the consolidated affiliated entities is as follows:

Company Name	Ownership interest as of September 30, 2011
Dolby Properties, LLC	37.5%
Dolby Properties Brisbane, LLC	49.0%
Dolby Properties Burbank, LLC	49.0%
Dolby Properties United Kingdom, LLC	49.0%
Dolby Properties, LP	10.0%

15. Selected Quarterly Financial Data (unaudited)

	Fiscal Quarter Ended
	December 25, 2009	March 26, 2010	June 25, 2010	September 24, 2010	December 31, 2010	April 1, 2011	July 1, 2011	September 30, 2011
	(in thousands, except per share amounts)
Revenue:
Licensing	$165,775	$195,944	$170,326	$178,429	$188,176	$214,627	$181,790	$205,747
Product sales	47,657	39,839	52,651	40,255	46,027	26,347	28,395	30,842
Services	7,784	7,638	7,292	9,123	8,509	9,052	8,814	7,179

Total revenue	221,216	243,421	230,269	227,807	242,712	250,026	218,999	243,768
Cost of revenue	35,793	29,623	40,056	26,343	29,139	28,457	27,933	25,642

Gross margin	185,423	213,798	190,213	201,464	213,573	221,569	191,066	218,126

Income before taxes and controlling interest	106,379	133,929	98,082	98,622	111,066	122,494	90,451	116,632

Net income attributable to Dolby Laboratories, Inc.	$69,086	$85,898	$63,452	$65,011	$86,387	$82,061	$61,748	$79,071

Earnings per share:
Basic	$0.61	$0.75	$0.56	$0.58	$0.77	$0.73	$0.55	$0.72
Diluted	$0.59	$0.74	$0.55	$0.57	$0.76	$0.72	$0.55	$0.71
Shares outstanding:
Basic	114,085	113,985	113,254	112,486	112,035	112,140	111,494	110,063
Diluted	116,138	115,995	115,282	114,276	113,713	113,346	112,349	110,662

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2011.

Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 60.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, compliance with Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our code of ethics and Nominating and Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2012 (the “2012 Proxy Statement”).

Executive Officers of the Registrant

Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of November 9, 2011 are set forth below:

Executive Officers	Age	Position(s)
Kevin Yeaman	45	President and Chief Executive Officer
Murray Demo	50	Executive Vice President and Chief Financial Officer
Ramzi Haidamus	47	Executive Vice President, Sales and Marketing
Michael Rockwell	44	Executive Vice President, Products and Technology
Andy Sherman	44	Executive Vice President, General Counsel and Corporate Secretary

Kevin Yeaman joined us as Chief Financial Officer and Vice President in October 2005 and became our President and CEO in March 2009. Prior to joining us, Mr. Yeaman worked for seven years at E.piphany, Inc., a publicly traded enterprise software company, most recently as Chief Financial Officer from August 1999 to October 2005. Previously, Mr. Yeaman served as Worldwide Vice President of Field Finance Operations for Informix Software, Inc., a provider of relational database software from February 1998 to August 1998. From September 1988 to February 1998, Mr. Yeaman served in Silicon Valley and London in various positions at KPMG LLP, an accounting firm, serving most recently as a senior manager. Mr. Yeaman holds a B.S. degree in commerce from Santa Clara University.

Murray Demo joined us as Executive Vice President and Chief Financial Officer in May 2009. Prior to joining us, Mr. Demo served as Executive Vice President and Chief Financial Officer at LiveOps, Inc., an on-demand contact center software and call center outsourcing company, from September 2007 to July 2008. Prior to that, from May 2007 to September 2007, Mr. Demo was Executive Vice President and Chief Financial Officer at Postini, Inc., an on-demand messaging and security compliance software company now part of Google Inc. Before Postini, Mr. Demo spent ten years with Adobe Systems Inc., from August 1996 to December 2006, where Mr. Demo’s last role was Executive Vice President and Chief Financial Officer. Mr. Demo sits on the board of directors of Citrix Systems, Inc. Mr. Demo holds a BA degree in business economics from the University of California, Santa Barbara and an MBA degree from Golden Gate University.

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

Michael Rockwell joined us as our Senior Vice President, Worldwide Engineering in October 2007 and was appointed our Executive Vice President, Products and Technology in March 2009. Prior to joining us, from October 2000 to August 2007, Mr. Rockwell was Senior Vice President and Chief Technology Officer at Avid Technology, Inc., a media software company. Prior to his appointment as Chief Technology Officer, from April 1994 to October 1999, Mr. Rockwell served as Chief Architect of Software Engineering at Digidesign, which was acquired by Avid Technology, Inc. in 1995. Before Digidesign, Mr. Rockwell was the president and owner of a software business and audio/visual production company, Rockwell Digital.

Andy Sherman joined us as Executive Vice President, General Counsel and Corporate Secretary in January 2011. Prior to joining us, from June 2008 to January 2011, Mr. Sherman served as Senior Vice President and General Counsel at CBS Interactive, an online content network, where he led the legal group advising CBS’s online entertainment, mobile, technology, sports, news, games, lifestyle, and international business units. Mr. Sherman joined CBS Interactive following CBS’s acquisition of CNET Networks, an online content network, where from June 2007 to June 2008 he was Senior Vice President, General Counsel and Secretary. Before CNET, Mr. Sherman served as Vice President, Legal at Sybase, an enterprise software and services company, from November 2006 to May 2007, following Sybase’s acquisition of Mobile 365, where he was Vice President, General Counsel and Secretary. Prior to joining Mobile 365, he held senior legal positions with global responsibility at a variety of public technology companies including PeopleSoft and E.piphany. Earlier in his career, Mr. Sherman worked in private practice with Gray Cary Ware & Freidenrich (now DLA Piper), focusing on the representation of emerging technology companies. Mr. Sherman holds a J.D. from the University of the Pacific, as well as a B.S. degree in business administration from the University of Southern California.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is incorporated by reference from the information in the 2012 Proxy Statement under the headings “Executive Compensation,” “Corporate Governance Matters” and “Executive Compensation—Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2012 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2012 Proxy Statement under the headings “Certain Relationships and Related Transactions and “Corporate Governance Matters”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information in the 2012 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

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

Date: November 22, 2011

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

SIGNATURE	TITLE	DATE

/S/ PETER GOTCHER Peter Gotcher	Chairman of the Board of Directors	November 22, 2011

/S/ KEVIN J. YEAMAN Kevin J. Yeaman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 22, 2011

/S/ MURRAY J. DEMO Murray J. Demo	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	November 22, 2011

/S/ DAVID DOLBY David Dolby	Director	November 22, 2011

/S/ NICHOLAS DONATIELLO, JR. Nicholas Donatiello, Jr.	Director	November 22, 2011

/S/ TED W. HALL Ted W. Hall	Director	November 22, 2011

/S/ N. W. JASPER, JR. N. W. Jasper, Jr.	Director	November 22, 2011

SIGNATURE	TITLE	DATE

/S/ SANFORD ROBERTSON Sanford Robertson	Director	November 22, 2011

/S/ ROGER SIBONI Roger Siboni	Director	November 22, 2011

/S/ AVADIS TEVANIAN, JR. Avadis Tevanian, Jr.	Director	November 22, 2011

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1*	Asset Contribution Agreement dated November 19, 2004, by and between the Registrant, Dolby Laboratories Licensing Corporation, Ray Dolby individually, Ray Dolby as Trustee for the Ray Dolby Trust under the Dolby Family Trust instrument dated May 7, 1999, and Ray and Dagmar Dolby Investments L.P.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005

3.2	Form of Amended and Restated Bylaws	Quarterly Report on Form 10-Q	April 30, 2009

4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006

10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.2*	2000 Stock Incentive Plan, as amended	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 3	January 31, 2005

10.3*	2005 Stock Plan, as amended and restated

10.4*	Employee Stock Purchase Plan (“ESPP”) as amended and restated	Quarterly Report on Form 10-Q	February 4, 2009

10.5*	2011 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	November 5, 2010

10.6*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.7*	Form of Stock Option Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 11, 2005

10.8*	Form of Stock Option Agreement under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.9*	Form of Stock Option Agreement – International under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 4, 2011

10.10*	Form of Subscription Agreement under the ESPP - U.S. Employees	Annual Report on Form 10-K	November 19, 2009

10.11*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.12*	Separation Agreement and Release dated October 4, 2010, by and between Dolby Laboratories, Inc., a Delaware corporation, and Mark S. Anderson	Quarterly Report on Form 10-Q	February 9, 2011

10.13*	At-Will Employment, Proprietary Rights, Non-Disclosure and No Conflicts-of-Interest Agreement, dated November 19, 2004, by and between Ray Dolby and Dolby Laboratories, Inc.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

10.14*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009

10.15*	Services Agreement by and between Peter Gotcher and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011

10.16*	Offer Letter dated April 21, 2009, by and between Murray J. Demo and Dolby Laboratories, Inc., a California corporation	Quarterly Report on Form 10-Q	July 30, 2009

10.17*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.18*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006

10.19*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.20*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.21*	Lease for 999 Brannan Street, San Francisco, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.22*	Lease for 175 South Hill Drive, Brisbane, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.23*	Lease for 3601 West Alameda Avenue, Burbank, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.24*	Lease for Wootton Bassett, England facility	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.25*	Lease for Interface Business Park, Bincknoll Lane, Wootton Bassett, Wiltshire	Annual Report on Form 10-K	November 22, 2010

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.26*	License to Carry Out Work Relating to Premises at Interface Business Park, Bincknoll Lane, Wootton Bassett, Wiltshire	Annual Report on Form 10-K	November 22, 2010

10.27†	License Agreement effective January 1, 1992 by and between GTE Laboratories Incorporated and Dolby Laboratories Licensing Corporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

10.28	Amendment No. 2 to the License Agreement effective January 1, 1992 by and between GTE Laboratories Incorporated (now known as Verizon Corporate Services Corp.) and Dolby Laboratories Licensing Corporation	Quarterly Report on Form 10-Q	February 4, 2009

10.29*	Form of Restricted Stock Unit Agreement—U.S. under the 2005 Stock Plan	Current Report on Form 8-K	November 20, 2007

10.30*	Form of Restricted Stock Unit Agreement—U.K. under the 2005 Stock Plan	Quarterly Report on Form 10-Q	April 30, 2009

10.31*	Form of Restricted Stock Unit Agreement—Non-U.S. under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 4, 2011

10.32*	Letter Agreement dated December 4, 2010, by and between Dolby Laboratories, Inc., a Delaware corporation, and Ray Dolby	Quarterly Report on Form 10-Q	February 9, 2011

10.33*	Offer letter by and between Andy Sherman and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011

10.34*	Consulting Agreement by and between David Dolby and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011

21.1	List of significant subsidiaries of the Registrant

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS‡	XBRL Instance Document

101.SCH‡	XBRL Taxonomy Extension Schema Document

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	XBRL Extension Definition

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted for portions of this exhibit.
‡	Furnished herewith