Form 10-K/A
period 2011-09-30
Dolby Laboratories, Inc.
filed 2011-11-30
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT No. 1)

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

EXPLANATORY NOTE

Dolby Laboratories, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2011 solely to correct the date on the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, have been re-executed and re-filed or refurnished as of the date of this Amendment No. 1. This Amendment No. 1 does not modify or update any other information set forth in the Annual Report on Form 10-K.

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

Date: November 29, 2011

DOLBY LABORATORIES, INC.

By:	/S/ MURRAY J. DEMO
Murray J. Demo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ KEVIN J. YEAMAN Kevin J. Yeaman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 29, 2011

/S/ MURRAY J. DEMO Murray J. Demo	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	November 29, 2011

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1*	Asset Contribution Agreement dated November 19, 2004, by and between the Registrant, Dolby Laboratories Licensing Corporation, Ray Dolby individually, Ray Dolby as Trustee for the Ray Dolby Trust under the Dolby Family Trust instrument dated May 7, 1999, and Ray and Dagmar Dolby Investments L.P.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005

3.2	Form of Amended and Restated Bylaws	Quarterly Report on Form 10-Q	April 30, 2009

4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006

10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.2*	2000 Stock Incentive Plan, as amended	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 3	January 31, 2005

10.3*	2005 Stock Plan, as amended and restated	Annual Report on Form 10-K	November 23, 2011

10.4*	Employee Stock Purchase Plan (“ESPP”) as amended and restated	Quarterly Report on Form 10-Q	February 4, 2009

10.5*	2011 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	November 5, 2010

10.6*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.7*	Form of Stock Option Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 11, 2005

10.8*	Form of Stock Option Agreement under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005

10.9*	Form of Stock Option Agreement – International under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 4, 2011

10.10*	Form of Subscription Agreement under the ESPP - U.S. Employees	Annual Report on Form 10-K	November 19, 2009

10.11*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees	Annual Report on Form 10-K	November 23, 2011

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.12*	Separation Agreement and Release dated October 4, 2010, by and between Dolby Laboratories, Inc., a Delaware corporation, and Mark S. Anderson	Quarterly Report on Form 10-Q	February 9, 2011

10.13*	At-Will Employment, Proprietary Rights, Non-Disclosure and No Conflicts-of-Interest Agreement, dated November 19, 2004, by and between Ray Dolby and Dolby Laboratories, Inc.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

10.14*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009

10.15*	Services Agreement by and between Peter Gotcher and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011

10.16*	Offer Letter dated April 21, 2009, by and between Murray J. Demo and Dolby Laboratories, Inc., a California corporation	Quarterly Report on Form 10-Q	July 30, 2009

10.17*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.18*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006

10.19*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.20*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.21*	Lease for 999 Brannan Street, San Francisco, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.22*	Lease for 175 South Hill Drive, Brisbane, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.23*	Lease for 3601 West Alameda Avenue, Burbank, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.24*	Lease for Wootton Bassett, England facility	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.25*	Lease for Interface Business Park, Bincknoll Lane, Wootton Bassett, Wiltshire	Annual Report on Form 10-K	November 22, 2010

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.26*	License to Carry Out Work Relating to Premises at Interface Business Park, Bincknoll Lane, Wootton Bassett, Wiltshire	Annual Report on Form 10-K	November 22, 2010

10.27†	License Agreement effective January 1, 1992 by and between GTE Laboratories Incorporated and Dolby Laboratories Licensing Corporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004

10.28	Amendment No. 2 to the License Agreement effective January 1, 1992 by and between GTE Laboratories Incorporated (now known as Verizon Corporate Services Corp.) and Dolby Laboratories Licensing Corporation	Quarterly Report on Form 10-Q	February 4, 2009

10.29*	Form of Restricted Stock Unit Agreement—U.S. under the 2005 Stock Plan	Current Report on Form 8-K	November 20, 2007

10.30*	Form of Restricted Stock Unit Agreement—U.K. under the 2005 Stock Plan	Quarterly Report on Form 10-Q	April 30, 2009

10.31*	Form of Restricted Stock Unit Agreement—Non-U.S. under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 4, 2011

10.32*	Letter Agreement dated December 4, 2010, by and between Dolby Laboratories, Inc., a Delaware corporation, and Ray Dolby	Quarterly Report on Form 10-Q	February 9, 2011

10.33*	Offer letter by and between Andy Sherman and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011

10.34*	Consulting Agreement by and between David Dolby and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011

21.1	List of significant subsidiaries of the Registrant	Annual Report on Form 10-K	November 23, 2011

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Annual Report on Form 10-K	November 23, 2011

24.1	Power of Attorney	Annual Report on Form 10-K	November 23, 2011

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS‡	XBRL Instance Document	Annual Report on Form 10-K	November 23, 2011

101.SCH‡	XBRL Taxonomy Extension Schema Document	Annual Report on Form 10-K	November 23, 2011

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document	Annual Report on Form 10-K	November 23, 2011

101.DEF‡	XBRL Extension Definition	Annual Report on Form 10-K	November 23, 2011

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document	Annual Report on Form 10-K	November 23, 2011

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document	Annual Report on Form 10-K	November 23, 2011

*	Denotes a management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted for portions of this exhibit.
‡	Furnished herewith