Form 10-Q
period 2011-12-30
Dolby Laboratories, Inc.
filed 2012-02-03
CIK 1308547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2011

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

On January 19, 2012 the registrant had 51,375,078 shares of Class A common stock, par value $0.001 per share, and 57,298,654 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2011	December 30, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$551,512	$654,414
Short-term investments	391,281	367,412
Accounts receivable, net of allowance of $2,466 at September 30, 2011 and $2,197 at December 30, 2011	61,815	54,211
Inventories	26,244	33,515
Deferred taxes	90,869	92,582
Prepaid expenses and other current assets	36,877	26,916

Total current assets	1,158,598	1,229,050
Long-term investments	272,797	247,273
Property, plant and equipment, net	117,107	123,536
Intangible assets, net	51,573	47,922
Goodwill	263,260	263,780
Deferred taxes	14,779	20,390
Other non-current assets	6,273	7,169

Total assets	$1,884,387	$1,939,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,887	$9,773
Accrued liabilities	117,035	96,785
Income taxes payable	4,762	18,662
Deferred revenue	26,701	24,412

Total current liabilities	159,385	149,632
Long-term deferred revenue	15,526	17,124
Deferred taxes	671	639
Other non-current liabilities	23,455	27,637

Total liabilities	199,037	195,032

Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: 51,860,546 shares issued and outstanding at September 30, 2011 and 51,405,065 at December 30, 2011	52	52
Class B common stock, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 57,559,554 shares issued and outstanding at September 30, 2011 and 57,297,154 at December 30, 2011	58	57
Additional paid-in capital	210,681	196,545
Retained earnings	1,445,189	1,518,348
Accumulated other comprehensive income	7,533	7,108

Total stockholders’ equity – Dolby Laboratories, Inc.	1,663,513	1,722,110
Controlling interest	21,837	21,978

Total stockholders’ equity	1,685,350	1,744,088

Total liabilities and stockholders’ equity	$1,884,387	$1,939,120

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Quarter Ended
	December 31, 2010	December 30, 2011
Revenue:	(unaudited)
Licensing	$188,176	$199,624
Products	46,027	26,400
Services	8,509	7,354

Total revenue	242,712	233,378

Cost of revenue:
Cost of licensing	3,961	3,328
Cost of products	22,198	13,888
Cost of services	2,980	3,194

Total cost of revenue	29,139	20,410

Gross margin	213,573	212,968

Operating expenses:
Research and development	28,327	32,826
Sales and marketing	38,217	43,016
General and administrative	37,042	35,465
Restructuring charges, net	785	368

Total operating expenses	104,371	111,675

Operating income	109,202	101,293
Interest income	1,614	1,737
Interest expense	(283)	(26)
Other income, net	533	200

Income before provision for income taxes	111,066	103,204
Provision for income taxes	(24,301)	(29,838)

Net income including controlling interest	86,765	73,366
Less: net income attributable to controlling interest	(378)	(207)

Net income attributable to Dolby Laboratories, Inc.	$86,387	$73,159

Earnings per share attributable to Dolby Laboratories, Inc.:
Basic	$0.77	$0.67
Diluted	$0.76	$0.67
Weighted-average shares outstanding:
Basic	112,035	108,884
Diluted	113,713	109,443

Related party rent expense included in general and administrative expenses	$343	$343

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Quarter Ended
	December 31, 2010	December 30, 2011
Operating activities:	(unaudited)
Net income including controlling interest	$86,765	$73,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,539	9,929
Stock-based compensation	11,260	11,439
Amortization of premium on investments	3,235	4,920
Excess tax benefit from exercise of stock options	(9,386)	(57)
Provision for doubtful accounts	333	(52)
Deferred income taxes	(6,640)	(7,643)
Other non-cash items affecting net income	(476)	1,227
Changes in operating assets and liabilities:
Accounts receivable	(14,789)	7,531
Inventories	536	(7,271)
Prepaid expenses and other assets	(1,450)	1,101
Accounts payable and accrued liabilities	(27,815)	(22,860)
Income taxes, net	20,510	24,431
Deferred revenue	(843)	(661)
Other non-current liabilities	(127)	392

Net cash provided by operating activities	70,652	95,792

Investing activities:
Purchases of available-for-sale securities	(309,660)	(54,726)
Proceeds from sales and maturities of available-for-sale securities	159,825	99,133
Purchases of property, plant and equipment	(9,646)	(12,566)
Acquisitions, net of cash acquired	(3,350)	(575)
Proceeds from sales of property, plant and equipment and assets held for sale	621	335

Net cash provided by/(used in) investing activities	(162,210)	31,601

Financing activities:
Proceeds from issuance of common stock, net of shares withheld for taxes	15,749	1,783
Repurchase of common stock	(45,966)	(26,068)
Excess tax benefit from exercise of stock options	9,386	57

Net cash used in financing activities	(20,831)	(24,228)

Effect of foreign exchange rate changes on cash and cash equivalents	166	(263)

Net increase/(decrease) in cash and cash equivalents	(112,223)	102,902
Cash and cash equivalents at beginning of period	545,861	551,512

Cash and cash equivalents at end of period	$433,638	$654,414

Supplemental disclosure:
Cash paid for income taxes	$10,431	$13,047
Cash paid for interest	204	36

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Basis of Presentation

Unaudited Interim Financial Statements

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and with Securities and Exchange Commission (“SEC”) rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with GAAP to be condensed or omitted. In our opinion, these condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2011 and include all adjustments necessary for fair presentation. The accompanying condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 30, 2011, which are included in our Annual Report on Form 10-K filed with the SEC.

The results for the fiscal quarter ended December 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 28, 2012.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Dolby Laboratories and our wholly owned subsidiaries. In addition, we have consolidated the financial results of jointly owned affiliated companies in which our principal stockholder has a controlling interest. We report these controlling interests as a separate line item in our condensed consolidated statements of operations as net income attributable to controlling interest and in our condensed consolidated balance sheets as controlling interest. We eliminate all intercompany accounts and transactions upon consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include estimated selling prices for elements sold in multiple-element revenue arrangements, valuation allowances for accounts receivable, carrying values of inventories and certain property, plant and equipment, goodwill, intangible assets, stock-based compensation, fair values of investments, accrued expenses, including liabilities for unrecognized tax benefits, and deferred income tax assets. Actual results could differ from our estimates.

Fiscal Year

Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 14 week period ended December 31, 2010, and the 13 week period ended December 30, 2011. Our fiscal year ended September 30, 2011 (fiscal 2011) consisted of 53 weeks, while our fiscal year ending September 28, 2012 (fiscal 2012) consists of 52 weeks.

Reclassifications

We have reclassified certain prior period amounts within our condensed consolidated financial statements and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, or net income.

2.  Summary of Significant Accounting Policies

Recently Issued Accounting Standards

In June 2011 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-

05”). This new accounting standard: (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, (2) requires the consecutive presentation of the statement of net income and other comprehensive income, and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, with early adoption permitted. In December 2011 the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update temporarily defers the effective date of the requirement for presentation of reclassification adjustments, as described above. ASU 2011-05 is expected to be effective for our fiscal year beginning September 29, 2012. As this new standard only requires enhanced disclosure, the adoption of ASU 2011-05 will not impact our financial position or results of operations.

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

There have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

3.  Composition of Certain Financial Statement Captions

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments as of September 30, 2011 and December 30, 2011 consist of the following:

	September 30, 2011	December 30, 2011

	(in thousands)
Cash and cash equivalents:
Cash	$394,474	$445,453
Cash equivalents:
Money market funds	142,038	208,961
U.S. agency securities	15,000	-

Total cash and cash equivalents	551,512	654,414

Short-term investments:
Corporate bonds	52,645	30,811
Municipal debt securities	330,562	331,565
U.S. agency securities	8,074	5,036

Total short-term investments	391,281	367,412

Long-term investments:
Corporate bonds	124,313	116,090
Municipal debt securities	141,639	109,344
U.S. agency securities	6,845	21,839

Total long-term investments	272,797	247,273

Total cash, cash equivalents, and investments	$1,215,590	$1,269,099

Our investment portfolio, which is recorded as cash equivalents, short-term investments, and long-term investments, consists of the following:

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Money market funds	$142,038	$-	$-	$142,038
Corporate bonds	177,129	316	(487)	176,958
Municipal debt securities	471,005	1,251	(55)	472,201
U.S. agency securities	29,858	65	(4)	29,919

Cash equivalents and investments	$820,030	$1,632	$(546)	$821,116

	December 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Money market funds	$208,961	$-	$-	$208,961
Corporate bonds	146,931	394	(424)	146,901
Municipal debt securities	440,009	956	(56)	440,909
U.S. agency securities	26,836	40	(1)	26,875

Cash equivalents and investments	$822,737	$1,390	$(481)	$823,646

We have classified all of our investments listed in the tables above as available-for-sale securities recorded at fair market value in our condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income. Upon sale, amounts of gains and losses reclassified into earnings are determined based on specific identification of the securities sold.

The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position:

	September 30, 2011
	Less than 12 months		12 months or greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

			(in thousands)
Corporate bonds	$87,613	$(487)	$-	$-	$87,613	$(487)
Municipal debt securities	79,466	(52)	2,081	(3)	81,547	(55)
U.S. agency securities	3,997	(4)	-	-	3,997	(4)

Total	$171,076	$(543)	$2,081	$(3)	$173,157	$(546)

	December 30, 2011
	Less than 12 months		12 months or greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

			(in thousands)
Corporate bonds	$57,715	$(424)	$-	$-	$57,715	$(424)
Municipal debt securities	78,411	(54)	2,059	(2)	80,470	(56)
U.S. agency securities	3,999	(1)	-	-	3,999	(1)

Total	$140,125	$(479)	$2,059	$(2)	$142,184	$(481)

The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of December 30, 2011, we owned 46 securities that were in an unrealized loss position. We do not intend to sell, nor do we believe we will need to sell, these securities before we recover the associated unrealized losses. We do not consider any portion of the unrealized losses at September 30, 2011 or December 30, 2011 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.

The following table summarizes the amortized cost and estimated fair value of short-term and long-term available-for-sale investments based on stated maturities as of December 30, 2011:

		December 30, 2011
	Amortized Cost	Fair Value

	(in thousands)
Due within 1 year	$367,000	$367,412
Due in 1 to 2 years	209,879	210,468
Due in 2 to 3 years	36,897	36,805

Total	$613,776	$614,685

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2011	December 30, 2011
	(in thousands)
Raw materials	$10,821	$15,969
Work in process	2,942	2,437
Finished goods	12,481	15,109

Inventories	$26,244	$33,515

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2011	December 30, 2011
	(in thousands)
Prepaid assets	$9,365	$8,271
Other current assets	19,683	18,365
Income tax receivable	7,829	280

Prepaid expenses and other current assets	$36,877	$26,916

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

	September 30, 2011	December 30, 2011

	(in thousands)
Land	$12,778	$12,749
Buildings	26,623	26,546
Leasehold improvements	44,021	50,152
Machinery and equipment	20,845	21,228
Computer systems and software	71,220	77,228
Furniture and fixtures	10,537	11,196
Products provided under operating leases	1,060	-

	187,084	199,099
Less: accumulated depreciation	(69,977)	(75,563)

Property, plant and equipment, net	$117,107	$123,536

Depreciation expense for our property, plant and equipment is included in cost of products, cost of services, research and development expenses, sales and marketing expenses, and general and administrative expenses in our condensed consolidated statements of operations.

Products provided under operating leases represent digital cinema equipment that we leased to exhibitors beginning in fiscal 2005 in an effort to encourage the cinema industry to transition to digital cinema. In fiscal 2010 we committed to a plan to sell some of this equipment, and as of December 30, 2011, all equipment leased to exhibitors has been classified as held for sale within current assets in our condensed consolidated balance sheets.

Goodwill and Intangible Assets

The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 30, 2011	$263,260
Acquired goodwill	-
Translation adjustments	520

Balance at December 30, 2011	$263,780

Intangible assets consist of the following:

	September 30, 2011			December 30, 2011

	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Intangible assets subject to amortization:	(in thousands)
Acquired patents and technology	$61,611	$(32,146)	$29,465	$61,509	$(34,161)	$27,348
Customer relationships	30,748	(12,821)	17,927	30,748	(13,615)	17,133
Customer contracts	6,063	(6,063)	-	6,063	(6,063)	-
Other intangibles	20,308	(16,127)	4,181	20,308	(16,867)	3,441

Total	$118,730	$(67,157)	$51,573	$118,628	$(70,706)	$47,922

Amortization expense for our intangible assets is included in cost of licensing, cost of products, research and development expenses, and sales and marketing expenses in our condensed consolidated statements of operations.

As of December 30, 2011, our expected amortization expense in future periods is as follows:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2012	$9,104
2013	11,923
2014	10,279
2015	7,823
2016	5,654
Thereafter	3,139

Total	$47,922

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2011	December 30, 2011

	(in thousands)
Amounts payable to joint licensing program partners	$42,502	$30,331
Accrued compensation and benefits	41,168	27,714
Accrued professional fees	5,727	5,200
Accrued customer refunds and deposits	10,849	14,349
Other accrued liabilities	16,789	19,191

Accrued liabilities	$117,035	$96,785

Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	September 30, 2011	December 30, 2011

	(in thousands)
Supplemental retirement plan obligations	$1,811	$1,852
Non-current tax liabilities	13,070	17,444
Other liabilities	8,574	8,341

Other non-current liabilities	$23,455	$27,637

See Note 7 “Income Taxes” for additional information related to tax liabilities.

Revenue from Material Customer

In the first quarters of fiscal 2011 and fiscal 2012, revenue from one customer was $28.5 million and $31.7 million, respectively, or 12% and 14% of revenue for each quarter, respectively.

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

Level 1:	Quoted prices in active markets at the measurement date for identical assets and liabilities.

Level 2:	Prices may be based upon quoted prices in active markets or inputs not quoted on active markets but are corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities carried at fair value as of September 30, 2011 are classified below:

	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$1,891	$-	$-	$1,891
Money market funds (2)	142,038	-	-	142,038
Corporate bonds (3)	-	176,958	-	176,958
Municipal debt securities (3)	-	472,201	-	472,201
U.S. agency securities (2), (3)	29,919	-	-	29,919

Total	$173,848	$649,159	$-	$823,007

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.
(2)	These assets are included within cash and cash equivalents.
(3)	These assets are included within short-term investments and within long-term investments.

	Level 1	Level 2	Level 3	Total

	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$1,891	$-	$-	$1,891

Total	$1,891	$-	$-	$1,891

(1)	These liabilities are included within accrued compensation and benefits and within other non-current liabilities.

Financial assets and liabilities carried at fair value as of December 30, 2011 are classified below:

	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$1,940	$-	$-	$1,940
Money market funds (2)	208,961	-	-	208,961
Corporate bonds (3)	-	146,901	-	146,901
Municipal debt securities (3)	-	440,909	-	440,909
U.S. agency securities (3)	26,875		-	26,875

Total	$237,776	$587,810	$-	$825,586

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.
(2)	These assets are included within cash and cash equivalents.
(3)	These assets are included within short-term investments and within long-term investments.

	Level 1	Level 2	Level 3	Total

	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$1,940	$-	$-	$1,940

Total	$1,940	$-	$-	$1,940

(1)	These liabilities are included within accrued compensation and benefits and within other non-current liabilities.

We base the fair value of our Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments. Our Level 1 financial instruments include money market funds, U.S. agency securities, U.S. government bonds, and mutual fund investments held in our supplemental retirement plan.

We obtain the fair value of our Level 2 financial instruments from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or model driven valuations using observable market data or inputs corroborated by observable market data.

To validate the fair value determination provided by our primary pricing service, we perform quality controls over values received which include comparing our pricing service provider’s assessment of the fair values of our investment securities against the fair values of our investment securities obtained from another independent source, reviewing the pricing movement in the context of overall market trends, and reviewing trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy.

We did not own any Level 3 financial assets or liabilities as of September 30, 2011 or December 30, 2011.

5.  Stock-Based Compensation

We have adopted compensation plans that provide for grants of stock-based awards as a form of compensation to employees, officers, and directors. We have issued stock-based awards in the form of stock options, restricted stock units, stock appreciation rights, and shares issued under our employee stock purchase plan (“ESPP”).

Employee Stock Purchase Plan.    In January 2005, our board of directors adopted and our stockholders approved our ESPP, which allows eligible employees to have up to 10 percent of their eligible compensation withheld and used to purchase Class A common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than 1,000 shares in an offering period, whichever is less. The plan provides for a discount equal to 15 percent of the closing price on the New York Stock Exchange on the last day of the purchase period. We recognized $0.8 million and $0.1 million of expense related to our ESPP in fiscal 2011 and the first quarter of fiscal 2012, respectively.

Amended Employee Stock Purchase Plan.    During the first quarter of fiscal 2012, the compensation committee of our board of directors approved an amendment to the ESPP to provide for overlapping one-year offering periods composed of successive six-month purchase periods, with a look back feature to the Company’s stock price at the commencement of a one-year offering period. The amended plan also includes an automatic reset feature that provides for an offering period to be reset and recommenced to a new lower-priced offering if the offering price of a new offering period is less than that of the immediately preceding offering period. The amendment is effective for the ESPP offering period commencing in May 2012. We do not expect adoption of the amendment to the ESPP to have a material impact on our results of operations.

The following table summarizes information about stock options issued to officers, directors, and employees under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

	(in thousands)		(in years)	(in thousands)
Options outstanding at September 30, 2011	5,801	$45.19
Grants	1,891	31.25
Exercises	(32)	16.40
Forfeitures	(156)	51.87

Options outstanding at December 30, 2011	7,504	$41.66	7.9	$10,754

Options vested at December 30, 2011 and expected to vest	7,187	$41.61	7.9	$10,732

Options exercisable at December 30, 2011	3,140	$38.46	6.3	$10,443

Aggregate intrinsic value is based on the closing price of our common stock on December 30, 2011 of $30.51 and excludes the impact of options that were not in-the-money.

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2005 Stock Plan:

	Shares	Weighted Average Fair Value

	(in thousands)
Non-vested at September 30, 2011	946	$53.71
Granted	941	31.34
Vested	(87)	62.92
Forfeitures	(23)	52.02

Non-vested at December 30, 2011	1,777	$41.44

We use the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Quarter Ended
	December 31, 2010	December 30, 2011

Expected life (in years)	4.40	4.53
Risk-free interest rate	1.5%	0.8%
Expected stock price volatility	41.5%	44.5%
Dividend yield	-	-

We recognize stock-based compensation expense net of estimated forfeitures. Stock-based compensation expense included in our condensed consolidated statements of operations was as follows:

	Fiscal Quarter Ended
	December 31, 2010	December 30, 2011

	(in thousands)
Stock-based compensation expense:
Stock options	$6,897	$6,058
Restricted stock units	4,126	5,264
Employee stock purchase plan	182	82
Stock appreciation rights	55	35

Total stock-based compensation expense	$11,260	$11,439

	Fiscal Quarter Ended
	December 31, 2010	December 30, 2011

	(in thousands)
Stock-based compensation expense was classified as follows:
Cost of products	$146	$166
Cost of services	38	56
Research and development	2,323	2,664
Sales and marketing	2,996	3,715
General and administrative	5,757	4,838

Total stock-based compensation expense	$11,260	$11,439

As of December 30, 2011, total unrecognized stock-based compensation expense associated with employee stock options expected to vest was $67.0 million, which is expected to be recognized over a weighted-average period of approximately 2.94 years. As of December 30, 2011, total unrecognized stock-based compensation expense associated with restricted stock units expected to vest was $60.9 million, which is expected to be recognized over a weighted-average period of approximately 3.22 years.

6.  Restructuring

In the fourth quarter of fiscal 2011, we informed approximately 55 employees of our plans to reorganize certain aspects of our business under a strategic restructuring program. As a result we recognized estimated severance and other associated costs for affected employees of $2.5 million and $0.4 million in fiscal 2011 and the first quarter of fiscal 2012, respectively. We also recognized $0.2 million in fixed asset write-off costs related to this restructuring program in fiscal 2011. We expect to recognize an additional $1.8 million in related restructuring expense during the remainder of fiscal 2012, including $0.5 million in severance and associated costs, $0.9 million in facilities and contract termination costs, and $0.4 million in fixed asset write-off costs. These expenses are being recognized in restructuring charges, net, in our condensed consolidated statements of operations.

Changes in our restructuring accruals, which are included within accrued liabilities in our condensed consolidated balance sheets, were as follows:

	Severance	Facilities and contract termination costs	Fixed assets write-off	Other associated costs	Total

	(in thousands)
Balance at September 30, 2011	$2,250	$-	$-	$120	$2,370
Restructuring charges	302	-	-	66	368
Cash payments	(1,818)	-	-	(55)	(1,873)
Non-cash charges	5	-	-	1	6

Balance at December 30, 2011	$739	$-	$-	$132	$871

7.  Income Taxes

Our effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate was 22% and 29% for the first quarters of fiscal 2011 and fiscal 2012, respectively.

In the first quarter of fiscal 2011, we completed the restructuring of our international operations, which resulted in the release of a deferred tax liability of $11.0 million related to the amortization of an intangible asset from a prior year acquisition, thereby lowering our effective tax rate for that period. In the first quarter of fiscal 2012, the expiration of the federal research and development tax credits resulted in an increase to our effective tax rate. This increase was partially offset by a change in the State of California apportionment sourcing rules, which became effective in the first quarter of fiscal 2012.

As of December 30, 2011, the total amount of gross unrecognized tax benefits was $12.6 million, of which $6.6 million, if recognized, would impact our effective tax rate. Our liability for unrecognized tax benefits is classified within non-current liabilities in our condensed consolidated balance sheets.

Withholding Tax.    We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities, and for which we receive a related foreign tax credit in our income tax provision. Withholding tax remittances were $8.2 million and $11.3 million in the first quarters of fiscal 2011 and fiscal 2012, respectively.

8.  Legal Proceedings

We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights, commercial, employment, and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse effect on our operating results or financial condition. However, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period. There has been no material change in the status of legal proceedings since our fiscal year ended September 30, 2011.

9.  Commitments and Contingencies

The following table presents a summary of our contractual obligations and commitments as of December 30, 2011:

	Payments Due By Fiscal Period
	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total

	(in thousands)
Operating leases (1)	$7,066	$9,036	$8,011	$5,685	$4,637	$4,872	$39,307
Purchase obligations (2)	2,825	2,855	287	-	-	-	5,967

Total	$9,891	$11,891	$8,298	$5,685	$4,637	$4,872	$45,274

(1)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of December 30, 2011.
(2)	Our purchase obligations consist of agreements to purchase goods and services, entered into in the ordinary course of business. These represent non-cancelable commitments for which a penalty would be imposed if the agreement was cancelled for any reason other than an event of default as described by the agreement.

We are party to certain contractual agreements under which we have agreed to provide indemnifications of varying scope and duration to the other party relating to our licensed intellectual property. Historically, we have made no payments for these indemnification obligations and no amounts have been accrued in our condensed consolidated financial statements with respect to these obligations. Due to their varying terms and conditions, we are unable to make a reasonable estimate of the maximum potential amount we could be required to pay.

10.  Stockholders’ Equity

Common Stock Repurchase Program

In November 2009 we announced a stock repurchase program, providing for the repurchase of up to $250.0 million of our Class A common stock. Our board of directors approved an additional $300.0 million for our stock repurchase program in July 2010 and an additional $250.0 million in July 2011, for a total authorization of up to $800.0 million in stock repurchases. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors including price, regulatory requirements, the rate of dilution from our equity compensation programs, and other market conditions. We may limit, suspend, or terminate the stock repurchase program at any time without prior notice. This program does not have a specified expiration date. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of December 30, 2011, the remaining authorization to purchase additional shares is $340.3 million.

Stock repurchase activity under the stock repurchase program during the first quarter of fiscal 2012 is summarized as follows:

	Shares Repurchased	Cost (in thousands) (1)	Average Price Paid per Share (2)
Repurchase activity for the fiscal quarter ended December 30, 2011	885,969	$26,068	$29.41

Total	885,969	$26,068

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.
(2)	Excludes commission costs.

Comprehensive Income

The components of comprehensive income were as follows:

	Fiscal Quarter Ended
	December 31, 2010	December 30, 2011

	(in thousands)
Net income including controlling interest	$86,765	$73,366
Other comprehensive income:
Foreign currency translation adjustment, net of tax	941	(377)
Unrealized losses on available-for-sale securities, net of tax	(876)	(114)
Comprehensive income	86,830	72,875
Less: comprehensive income attributable to controlling interest	(212)	(141)

Comprehensive income attributable to Dolby Laboratories, Inc.	$86,618	$72,734

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following:

	September 30, 2011	December 30, 2011

	(in thousands)
Accumulated foreign currency translation gains, net of tax of ($2,653) at September 30, 2011 and ($3,036) at December 30, 2011	$6,834	$6,523
Accumulated unrealized gains on available-for-sale securities, net of tax of ($387) at September 30, 2011 and ($324) at December 30, 2011	699	585

Total accumulated other comprehensive income	$7,533	$7,108

Controlling Interest

The following tables present the changes in total stockholders’ equity attributable to Dolby Laboratories, Inc. and the controlling interest:

	Dolby Laboratories, Inc.	Controlling Interest	Total

	(in thousands)
Balance at September 24, 2010	$1,473,737	$20,942	$1,494,679
Net income	86,387	378	86,765
Translation adjustments, net of taxes of ($412)	1,107	(166)	941
Unrealized losses on available-for-sale securities, net of taxes of $543	(876)	-	(876)
Stock-based compensation expense	11,125	-	11,125
Repurchase of common stock	(45,966)	-	(45,966)
Tax benefit from the exercise of stock options and vesting of restricted stock units	9,435	-	9,435
Common stock issued under employee stock plans, net of shares withheld for taxes	15,749	-	15,749

Balance at December 31, 2010	$1,550,698	$21,154	$1,571,852

	Dolby Laboratories, Inc.	Controlling Interest	Total

	(in thousands)
Balance at September 30, 2011	$1,663,513	$21,837	$1,685,350
Net income	73,159	207	73,366
Translation adjustments, net of taxes of ($383)	(311)	(66)	(377)
Unrealized losses on available-for-sale securities, net of taxes of $63	(114)	-	(114)
Stock-based compensation expense	11,495	-	11,495
Repurchase of common stock	(26,068)	-	(26,068)
Tax benefit from the exercise of stock options and vesting of restricted stock units	(1,347)	-	(1,347)
Common stock issued under employee stock plans, net of shares withheld for taxes	1,783	-	1,783

Balance at December 30, 2011	$1,722,110	$21,978	$1,744,088

11.    Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Dolby Laboratories, Inc.:

	Fiscal Quarter Ended
	December 31, 2010	December 30, 2011

	(in thousands, except per share amounts)
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$86,387	$73,159

Denominator:
Weighted-average shares outstanding - basic	112,035	108,884
Potential common shares from options to purchase Class A and Class B common stock	1,388	382
Potential common shares from restricted stock units	290	177

Weighted-average shares outstanding - diluted	113,713	109,443

Net income per share attributable to Dolby Laboratories, Inc. - basic	$0.77	$0.67
Net income per share attributable to Dolby Laboratories, Inc. - diluted	$0.76	$0.67

Anti-dilutive options excluded from calculation	2,671	6,698
Anti-dilutive restricted stock units excluded from calculation	331	1,305

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations, which involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products, and services revenue levels and mix, expenses, margins, net income per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other elements of results of operations; our expectations regarding demand and acceptance for our technologies; growth opportunities and trends in the markets in which we operate; our plans, strategies, and expected opportunities; the deployment of and demand for our products and for products incorporating our technologies; and future competition. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to new developments or actual results.

Overview

Dolby Laboratories has participated in the entertainment industry for more than 45 years. We provide products, services, and technologies to capture, distribute, and play back entertainment content that gives consumers a premium entertainment experience, regardless of how or where they choose to enjoy it. Our core strengths range from our expertise in digital signal processing and compression technology to our long history of providing products, tools, and technologies to participants in the entertainment industry at each stage in the content creation, distribution, and playback process. We provide products and services that enable content creators and distributors to produce, encode, and transmit content with our premium audio technologies, and we license decoding technologies to the manufacturers of entertainment devices to ensure that content is ultimately experienced as the creator and distributor intended.

Throughout our history, we have introduced numerous innovations that have significantly improved the quality of audio entertainment, such as noise reduction for the recording and cinema industries and surround sound for cinema and home entertainment. Today, we continue to derive the vast majority of our revenue from our audio technologies.

Looking forward, we see a number of industry trends that create opportunities for the continued growth of our audio business, including the ongoing global transition from analog to digital television and consumers’ increasing use of portable electronic devices, such as tablets and smartphones, to play back digital content. Our portfolio of technologies and solutions optimize the audio experience for portable devices to provide consumers with a rich, clear, and immersive sound, despite the bandwidth limitations of online and cellular networks.

We also see opportunities to apply our core strengths in areas beyond audio. For example, we believe that significant improvements can be made in the technology currently used to deliver and play back premium video, and we have identified solutions that may substantially improve the video experience. Similarly, we believe we can apply our existing audio technologies to improve the clarity and quality of voice communications in areas such as multi-party teleconferencing.

Business Model

We generate the majority of our revenue by licensing technologies to original equipment manufacturers (“OEM”) of consumer entertainment (“CE”) products and to software vendors. We also generate revenue by selling products and related services to creators and distributors of entertainment content.

We participate in the global entertainment industry in three principal ways:

•

We offer products, services, and technologies to creators and distributors of entertainment content, such as motion picture, television, and music recording studios, television broadcasters, satellite and cable operators, and increasingly, Internet content streaming and download service providers. These content creators and distributors use our products, services, and technologies to encode and transmit content, creating rich, clear, and immersive audio experiences for consumers upon playback.

•

We license technologies, such as Dolby Digital, Dolby Digital Plus, and Dolby Pulse, to OEMs and software vendors for incorporation into their CE and other products, so that consumers can play back audio content with our technologies in the rich, clear, and immersive manner the creators intended.

•

We work directly with standards-setting organizations in the entertainment and technology industries, as well as governments and other regulatory bodies, to promote adoption of our technologies in their standards. As a result our technologies are included in virtually all DVD players, Blu-ray Disc players, audio/video receivers, and personal computer (“PC”) DVD software players.

We license our technologies to OEMs and software vendors in 46 countries, and our licensees distribute products incorporating our technologies throughout the world. We sell our products and provide services in approximately 80 countries. In fiscal 2010, 2011, and the first quarter of fiscal 2012, revenue from outside of the U.S. was 66%, 68%, and 69% of our total revenue, respectively. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed.

Opportunities, Challenges, and Risks

Our licensing and products markets are characterized by rapid technological changes, new and improved product introductions, changing customer demands, evolving industry standards, changing licensee needs, and product obsolescence. As described below, our licensing revenue is subject to uncertainties and trends relating to technology and market growth, as well as the mix of CE products sold that incorporate our technologies. Our licensing business also could be affected by adverse general economic conditions, because many of the products in which our technologies are incorporated are discretionary goods. Furthermore, our products business is subject to intense competition and uncertainties relating to the transition to 3D cinema and purchasing decisions by our cinema customers. Our product revenue is likely to continue to be materially affected if demand for our 3D products does not improve.

Licensing

Licensing revenue constitutes the majority of our total revenue, representing 77%, 83%, and 86% of total revenue in fiscal 2010, 2011, and the first quarter of fiscal 2012, respectively.

As consumers are presented with more options for receiving content, competition across delivery channels has intensified. We see this reflected in the composition of our licensing revenue, as driven by a shift away from optical disc based products. Optical disc based revenue is generated from the sale of technology solutions that enable DVD or Blu-ray Disc playback functionality. Optical disc based revenue includes the Windows 7 operating system, independent PC DVD software players, DVD, and Blu-ray Disc technologies included in consumer products. However, most of these products can receive content over mobile or online networks, as well as from optical discs, and we have increased our technology penetration into these other distribution channels. Non-optical disc based revenue is generated from the sale of technology solutions other than those used to enable DVD or Blu-ray Disc playback functionality. Non-optical disc based revenue includes licensing revenue derived from products such as TVs, set-top boxes, and mobile phones, as well as our post processing technologies on a range of devices. We remain focused on delivering the products, tools, and technologies needed to ensure a high quality audio experience from any device.

Looking forward, we expect continued growth in the proportion of our licensing revenue we derive from non-optical disc sources. This will be driven partly by the maturity of optical disc as a method for delivering content, but also by the significant opportunities presented by digital broadcast and online distribution. We also see significant opportunities to offer encode/decode solutions in video and voice that leverage our expertise in signal processing, compression, and the capture and playback of content.

Our licensing revenue comes from the following markets and primarily from the inclusion of our technologies in the products indicated for each market:

•	PC market: primarily DVD software players and Microsoft Windows operating systems

•	Broadcast market: primarily televisions and set-top boxes

•	CE market: primarily DVD and Blu-ray Disc players and recorders, audio/video receivers, and home-theater-in-a-box systems

•	Other markets:

•	Mobile – primarily cell phones and other mobile devices

•	Gaming – primarily video game consoles

•	Licensing services – primarily administration of joint licensing programs

•	Automotive – primarily in-car DVD players

The entertainment industry is in transition. The growth of the Internet, and the related shift by consumers toward online entertainment content, has resulted in a global trend toward an array of online content streaming and download services. Today content is captured, delivered, and played back in more ways than ever before. Content creators and distributors are increasingly focused on delivering content across a multitude of media and devices with varying bandwidth and performance requirements, including PCs, connected TVs, set-top boxes, gaming consoles, connected Blu-ray Disc players, and a variety of mobile devices. Many of these mobile devices are increasingly designed to capture and distribute content through improved camera and WiFi technologies, as well as to play back rich entertainment experiences. This increasingly complex array of devices, with capability for both creating and playing back content, presents a challenge for content creators and device manufacturers seeking consistent audio quality. We believe this challenge provides an opportunity similar to that of digital broadcast, whereby we can provide solutions to optimize the audio experience across the online and portable device ecosystem.

In the area of content creation and delivery, our technologies are included in DVD, Blu-ray Disc, and certain broadcast standards, and we are working to extend our technologies to online delivery services. Online content aggregators, including Netflix, Amazon, VUDU, Apple, HBO GO, Samsung’s Acetrax, and the Roxio Now platform, use our technologies to encode video and audio content. Leading music services such as Rhapsody and Omnifone use our audio encoding tools to deliver a rich music experience to their subscribers. In the first quarter of fiscal 2012, HBO announced it will adopt Dolby Digital Plus in its HBO GO service, for content delivered to connected TVs and Blu-ray Disc players. In addition, Samsung will offer Dolby Digital Plus surround sound audio through their Acetrax Video on Demand application.

Our PC market represented approximately 36%, 30%, and 30% of our licensing revenue in fiscal 2010, 2011, and the first quarter of fiscal 2012, respectively. Our technologies are incorporated in the majority of PCs sold today, primarily because of the inclusion of DVD and Blu-ray Disc playback in the majority of PCs and the inclusion of Dolby technologies in the DVD and Blu-ray Disc standards.

Historically, we have licensed our technologies to a range of PC licensees, including independent software vendors (“ISV”), PC OEMs, and operating system providers, and the release of new versions of major PC operating systems has often resulted in changes in the mix of our PC licensees. In 2007, Microsoft introduced its Windows Vista operating system, which included our technologies to enable DVD audio playback in two of its editions. In fiscal 2009, Microsoft released its current operating system, Windows 7, which includes our technologies within four editions. As a result, since 2007 the mix of our PC licensing revenue from operating systems has increased relative to that from OEMs and ISVs. We currently license our audio codec technologies directly to OEMs such as Apple, Toshiba, and Sony to support optical disc playback on PCs, and we license our PC Entertainment Experience (“PCEE”) technologies to multiple PC OEMs through our PCEE licensing program.

Microsoft may not include our technologies in the commercial version of the Windows 8 operating system or future Microsoft operating systems. We are focused on supporting the playback of DVD, Blu-ray Disc, broadcast, and online content on PCs by licensing our technologies directly to PC OEMs. Given the anticipated release date of Windows 8, we would not expect any such change to have a material financial impact until fiscal 2013, as we expect that Microsoft will continue to license its Windows 7 operating systems with our technologies at least until the release of Windows 8. Beyond this, the financial impact would be uncertain and depend on several factors, including:

•	The extent and rate at which Windows 8 is adopted in the marketplace;

•	The extent to which earlier versions of Microsoft operating systems, including Windows 7, continue to be licensed after the release of Windows 8;

•	Our ability to establish and extend licensing relationships directly with PC OEMs and ISVs;

•	The extent to which PC OEMs choose not to participate in our new licensing programs, install our software on fewer PCs, or adopt an aftermarket end-user installation model;

•	The rate at which entertainment content shifts from optical disc media to online media, thus reducing the need for PCs to have optical disc drives and DVD and Blu-ray Disc software players;

•

The extent to which, as a result of technology or market forces, we shift to licensing our technologies on a per-PC basis, rather than on a per-application basis under which we are able to collect multiple royalties per PC; and

•	Our ability to extend the adoption of our technologies to online and mobile platforms.

In the short term, revenue from our PC market remains dependent on several factors, including underlying PC unit shipment growth and the extent to which our technologies are included in operating systems and ISV media applications. We continue to face risks relating to:

•	Purchasing trends away from traditional PCs and toward computing devices without optical disc, such as subnotebooks and tablets, which may not include our technologies;

•	The availability and market attractiveness of PC software that includes our technologies on an unauthorized and infringing basis, for which we receive no royalty payments;

•	The effects on PC shipments of any hard disk drive shortages due to the recent flooding in Thailand;

•

The inclusion of our technologies in business-oriented editions of Windows 7 could result in our technologies residing in a greater percentage of PCs, resulting in substantial discounts and reducing the average per unit royalty we receive from Microsoft over time; and

•	Continued decreasing inclusion of ISV media applications by PC OEMs in their Windows 7-based PCs, as Windows 7 already incorporates DVD playback software.

Our broadcast market is driven by demand for our technologies in televisions and set-top boxes and represented approximately 27%, 31%, and 31% of our licensing revenue in fiscal 2010, 2011, and the first quarter of fiscal 2012, respectively. Higher attach rates in the first quarter of fiscal 2012 drove increased revenue from both televisions and set-top boxes, relative to the same period in the prior year. We view the broadcast market as an area for potential continued growth, primarily in geographic markets outside of the U.S. We also view broadcast services, such as terrestrial broadcast or IPTV services, which operate under bandwidth constraints, as another area of opportunity for Dolby Digital Plus, HE AAC, and Dolby Pulse. These technologies enable the delivery of high quality audio content at reduced bit rates, thereby conserving bandwidth. We may not, however, be able to extend our current success in the broadcast market to these new opportunities.

Our CE market is driven primarily by revenue attributable to sales of DVD and Blu-ray Disc players and recorders and represented approximately 22%, 21%, and 20% of licensing revenue in fiscal 2010, 2011, and the first quarter of fiscal 2012, respectively. Blu-ray Disc players continue to represent an important source of revenue within our CE market, as these players are required to include Dolby Digital technology for primary audio content and our Dolby Digital Plus technology for secondary audio content. In addition, our Dolby TrueHD technology is an optional audio standard for Blu-ray Disc. Sales of DVD players are declining, as a result of the maturity of the DVD platform and a shift to Blu-ray Disc players; however, our revenue from sales of Blu-ray Disc players in recent quarters has not offset this decline. In the first quarter of fiscal 2012, we continued to see reductions in reported units of DVD players incorporating our technologies, as well as a slowing growth rate in the market for Blu-ray Disc players.

Revenue generated from our other markets includes revenue attributable to mobile, gaming, licensing services, and automotive, and represented approximately 15%, 18%, and 19% of licensing revenue in fiscal 2010, 2011, and the first quarter of fiscal 2012, respectively. Mobile revenue is primarily driven by demand for the Dolby Digital, Dolby Digital Plus, AAC, and HE AAC audio compression technologies incorporated into mobile devices, and by Dolby Mobile, our suite of post processing technologies optimized for mobile devices. We view the mobile device market as an area of opportunity for us to increase revenue; however, actual results may differ from our expectations. Revenue attributable to gaming and automotive is primarily driven by sales of video game consoles and in-car entertainment systems, respectively, that incorporate our Dolby Digital, AAC, Dolby Digital Plus, Dolby TrueHD, and ATRAC technologies. Licensing services revenue, from administration of joint licensing programs, is primarily driven by demand for standards-based audio compression technologies for broadcast, PC, CE, and mobile products.

Consumer entertainment products throughout the world incorporate our technologies. We expect that sales of such products incorporating our technologies in emerging economies such as Brazil, China, India, and Russia, will increase in the future as consumers in these markets acquire more disposable income with which to purchase entertainment products. However, events in these economies or in the world economy in general may contradict these expectations. Moreover, we expect that OEMs in lower-cost manufacturing countries, including China, will increase production in response to this demand and that traditional OEMs will continue to shift their manufacturing operations to these lower-cost manufacturing countries. There are substantial risks associated with doing business in such countries, including OEMs failing to report or underreporting shipments of products incorporating our technologies, that have affected and will continue to affect our operating results.

Revenue from Microsoft represented approximately 14% of our total revenue in the first quarter of fiscal 2012 and included licensing revenue from our PC, CE, and other markets.

We are monitoring the effects of the recent flooding in Thailand to determine any potential risks of disruption that would adversely affect our operating results. While we do not expect the catastrophe to have a material adverse effect on our financial position or results of operations, the impact on our licensees’ global supply chains is uncertain.

Products

Products revenue is driven primarily by sales of equipment to cinema operators and broadcasters and represented 20%, 14%, and 11% of our total revenue in fiscal 2010, 2011, and the first quarter of fiscal 2012, respectively.

Our cinema products represented approximately 90%, 87%, and 84% of total products revenue in fiscal 2010, 2011, and the first quarter of fiscal 2012, respectively. Sales of our cinema products tend to fluctuate based on underlying trends in the cinema industry, including the popularity of individual movies, as cinema owners often purchase equipment to meet expected box office demand.

The cinema industry is in the midst of a transition from traditional film to digital cinema, and we estimate that the industry is approximately halfway through this transition. Digital cinema offers motion picture studios a means to save costs in printing and distributing movies, combat piracy, and enable repeated movie playback without degradation in image and audio quality. Our cinema products include our Dolby Digital Cinema screen server and central library server, for the storage and playback of digital content, and our digital audio processor, which provides audio control for our digital cinema servers. We expect that most cinema owners who are either constructing new theaters or upgrading existing theaters will choose digital cinema products over traditional film cinema products. However, our competitive position in the digital cinema market is not as strong as our position in the traditional film cinema market. For example, digital cinema specifications are based on open standards which, unlike traditional cinema standards, do not include our proprietary audio technologies. Furthermore, we are facing more pricing and other competitive pressures for our digital cinema products than we experience for our traditional film cinema products.

Digital cinema standards are defined by the Digital Cinema Initiative (“DCI”) specifications, and the software for our currently available digital cinema server does not comply with the current DCI specifications. We have developed DCI compliant software upgrades, which we expect will be commercially available during fiscal 2012. In the meantime, cinema owners may delay or choose not to purchase our digital cinema products. If cinema owners do purchase our digital cinema products, they may require contractual provisions that would obligate us to make available products that comply with the current DCI specifications within a certain period of time.

Several of our competitors have introduced digital cinema products that support the playback of high frame rate content and also support presentation of movies with higher resolution “4K” digital cinema projectors. We currently do not offer this type of digital cinema solution, which may be required by exhibitors in order to present certain major cinema releases. If we are unable to provide such a solution with a market competitive feature set and price, our future prospects in the digital cinema market may be limited, and our results of operations could be adversely affected.

Our digital 3D products provide 3D image capabilities when combined with a digital cinema projector and server. Our cinema products revenue has been negatively impacted by declines in unit shipments for 3D products, as the market for 3D cinema equipment has become increasingly competitive. We also believe the decrease in revenue from our 3D products reflects the increasing saturation of 3D enabled screens within the cinema industry.

Our traditional film cinema products are used primarily to read, decode, and play back film soundtracks, to calibrate cinema sound systems, and to enable soundtracks encoded in digital audio formats to be played back on analog cinema audio systems. As investment by the cinema industry in digital cinema has increased, revenue from our traditional film cinema products has declined, and we expect this decline to continue.

Our broadcast products represented approximately 9%, 10%, and 13% of products revenue in fiscal 2010, 2011, and the first quarter of fiscal 2012, respectively. Our broadcast products are used to encode, transmit, and decode multiple channels of high quality audio content for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming.

In fiscal 2011 we began selling our Professional Reference Monitor product, a flat-panel video reference display for video professionals. These video professionals use the monitor for color critical tasks, such as calibrating color accuracy to professional reference standards. Our Professional Reference Monitor uses our dynamic range imaging technologies, which enhance contrast and extend brightness and dynamic range, while reducing power consumption in LED backlit LCD televisions. We do not anticipate generating significant revenue from this product in fiscal 2012.

Services

Services revenue represented approximately 3% of total revenue in each of fiscal 2010, 2011, and the first quarter of fiscal 2012. The level of our services revenue is primarily tied to activity in the cinema industry, and in particular, to the number of movies being produced and distributed by studios and independent filmmakers. Several factors influence the number of movies produced in a given fiscal period, including strikes and work stoppages within the cinema industry, as well as tax incentive arrangements provided by many governments to promote local filmmaking.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. GAAP and SEC rules and regulations require us to use accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements, and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy, or estimate, to be critical if it is both important to a company’s financial condition and/or results of operations and requires significant judgment on the part of management in its application. On a regular basis, we evaluate our assumptions, judgment, and estimates. We have discussed the selection and development of the critical accounting policies and estimates with the audit committee of our board of directors. There have been no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from these estimates.

We consider the following to be critical accounting policies and estimates because we believe they are both important to the portrayal of our financial condition and results of operations and require management judgments about matters that are uncertain. If actual results or events differ materially, our reported financial condition and results of operation for future periods could be materially affected. See Part II, Item 1A “Risk Factors” for further information on the potential risks to our future results of operations.

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

We evaluate each element in a multiple element (“ME”) arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is both probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement fees are allocated to this combined single unit.

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

For ME arrangements containing both software and hardware, we allocate the arrangement fees to each element based on its relative selling price, which we establish using a selling price hierarchy. We determine the selling price of each element based on its VSOE, if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available.

We account for the majority of our digital cinema server sales as ME arrangements that may include up to three separate units, or elements, of accounting. The first element consists of our digital cinema server hardware and the accompanying software, which is essential to the functionality of the hardware. This element is typically delivered at the time of sale. The second element is the right to receive support and maintenance, which is included with the purchase of the hardware element and is typically delivered over a service period subsequent to the initial sale. The third element is the right to receive specified upgrades, which is included with the purchase of the hardware element and is typically delivered when a specified upgrade is available, subsequent to the initial sale. The application of the revenue accounting standards to our digital cinema server sales typically results in the allocation of a substantial majority of the arrangement fees to the delivered hardware element based on its ESP, relative to the VSOE or ESP of the other elements, which we recognize as revenue at the time of sale. A small portion of the arrangement fees are allocated to the undelivered support and maintenance element, and in some cases to the undelivered specified upgrade element, based on the VSOE or ESP of each element. The portion of the arrangement fees allocated to the support and maintenance element is recognized as revenue ratably over the estimated service period and the portion of the arrangement fees allocated to specified upgrades is recognized as revenue upon delivery of the upgrade.

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

We use the income approach to determine the fair value of our reporting units, which is based on the present value of estimated future cash flows for each reporting unit. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. At the time of our annual goodwill impairment test for fiscal 2011, we had two reporting units: Via, which corresponds to our wholly owned subsidiary and has no assigned goodwill, and Dolby Entertainment Technology (“DET”), with goodwill of $268.0 million. The cash flow model was based on our best estimate of future revenue and operating costs. We estimated our future revenue by applying growth rates, consistent with those used in our internal forecasts, to our current revenue forecasts. The revenue and cost estimates were based on several sources, including our historical information, third-party industry data, and review of our internal operations. The cash flow forecasts were adjusted by a discount rate of approximately 13.5%, based on our weighted-average cost of capital derived by using the capital asset pricing model. The primary components of this model include weighting our total asset structure between our equity and debt, the risk-free rate of return on U.S. Treasury bonds, market risk premium based on a range of historical returns and forward-looking estimates, and the beta of our common stock. Our model used an effective tax rate of approximately 30%.

Based on the methodology described above, the fair value of our DET reporting unit exceeds its carrying value. Our market capitalization at the time of our fiscal 2011 goodwill impairment test was approximately $4.8 billion, which exceeded the aggregate carrying value of our reporting units by approximately 190%. There have been no events or changes in circumstances to indicate a reduction in the fair value of a reporting unit below its carrying value since our last annual goodwill impairment test.

Intangible assets with definite lives are amortized over their estimated useful lives. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships, and contracts, which are amortized on a straight-line basis over their useful lives ranging from two to fifteen years.

We review long-lived assets, including intangible assets, for impairment whenever events or a change in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparing its carrying value to the total future undiscounted cash flows that the asset is expected to generate. If we determine that the carrying value of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying value of the asset exceeds its estimated fair value.

Accounting for Income Taxes

We make estimates and judgments that affect our accounting for income taxes, including estimates of actual tax exposure and assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, including the timing of the recognition of stock-based compensation expense, result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance.

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

Significant judgment is required in determining the provision for income taxes, the deferred tax asset and liability balances, the valuation allowance against our deferred tax assets, and the reserve resulting from uncertain tax positions. Our financial position and results of operations may be materially affected if actual results differ significantly from these estimates or if the estimates are adjusted in future periods.

Valuation and Classification of Investments

Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.

We classify our financial assets and liabilities measured at fair value using a three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that reflect the assumptions market participants would use in pricing the investment that are based on market data obtained from sources independent of the reporting entity, such as market quoted prices. GAAP establishes a three-level hierarchy prioritizing the inputs used in measuring fair value as follows: the fair value hierarchy gives the highest priority to quoted prices in active markets that are accessible by us at the measurement date for identical investments, described as Level 1, and the lowest priority to valuation techniques using unobservable inputs, described as Level 3. We obtain the fair value of our Level 2 financial instruments from a professional pricing service, which may use quoted market prices for identical or comparable instruments. Fair value from this professional pricing source can also be based on pricing models whereby all significant inputs, including maturity dates, issue dates, settlement dates, benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

The degree to which estimates and judgment are used in determining fair value, is generally dependent upon the market pricing information available for the investments, the availability of observable inputs, the frequency of trading in the investments and the investment’s complexity. If different judgments regarding inputs were made, we could potentially reach different conclusions regarding the fair value of our investments.

Stock-Based Compensation

We determine the expense for all stock-based compensation awards by estimating their fair value and recognizing that value as an expense, on a ratable basis, in our consolidated financial statements over the requisite service period in which the awards are earned. We use the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of the grant. To determine the fair value of a stock-based award using the Black-Scholes option pricing model, we make assumptions regarding the expected term of the award, the expected future volatility of our stock price over the expected term of the award, and the risk-free interest rate over the expected term of the award. We estimate the expected term of our stock-based awards by evaluating historical exercise patterns of our employees. We use a blend of the historical volatility of our common stock and the implied volatility of our traded options as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. We reduce the stock-based compensation expense for estimated forfeitures based on our historical experience. We are required to estimate forfeitures at the time of the grant and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimate.

Results of Operations

Revenue

	Fiscal Quarter Ended		Change

	December 31, 2010	December 30, 2011	$	%

	($ in thousands)
Licensing	$188,176	$199,624	$11,448	6%
Percentage of total revenue	78%	86%

Products	46,027	26,400	(19,627)	(43%	)
Percentage of total revenue	19%	11%

Services	8,509	7,354	(1,155)	(14%	)
Percentage of total revenue	3%	3%

Total revenue	$242,712	$233,378	$(9,334)	(4%	)

Licensing. The 6% increase in licensing revenue from the first quarter of fiscal 2011 to the first quarter of fiscal 2012 was primarily driven by increases in revenue from our broadcast and other markets, partially offset by a decrease in our CE market. The increase in revenue from our broadcast market was primarily driven by higher shipments in the first quarter of fiscal 2012 of digital set-top boxes and televisions that incorporate our technologies. The increase in revenue from our other markets was primarily driven by increased sales of mobile devices incorporating our Dolby Digital and Dolby Digital Plus technologies. The decrease in revenue from our CE market was primarily driven by lower reported units of standard DVD players.

Products. The 43% decrease in products revenue from the first quarter of fiscal 2011 to the first quarter of fiscal 2012 was primarily driven by a decrease in revenue from our 3D products, and to a lesser extent, by decreases in revenue from our digital cinema video and traditional cinema audio products. Decreased 3D products revenue in the first quarter of fiscal 2012 resulted from lower unit shipments and reduced pricing, in response to increased competition. Decreases in our digital cinema video products revenue in the first quarter of fiscal 2012 resulted primarily from lower unit shipments, and to a lesser extent, reduced pricing.

Services. The 14% decrease in services revenue from the first quarter of fiscal 2011 to the first quarter of fiscal 2012 was primarily attributable to a decrease in virtual print fees, which were generated from certain leased digital cinema assets, as we discontinued this program in fiscal 2011.

Gross Margin

	Fiscal Quarter Ended

	December 31, 2010	December 30, 2011

	($ in thousands)
Cost of licensing	$3,961	$3,328
Licensing gross margin percentage	98%	98%
Cost of products	22,198	13,888
Products gross margin percentage	52%	47%
Cost of services	2,980	3,194
Services gross margin percentage	65%	57%

Total gross margin percentage	88%	91%

Licensing Gross Margin. We license intellectual property to our customers that may be internally developed, acquired by us, or licensed from third parties. Our cost of licensing consists principally of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Our cost of licensing also includes third-party royalty obligations paid to license intellectual property that we then sublicense to our customers. Licensing gross margin was essentially unchanged from the first quarter of fiscal 2011 to the first quarter of fiscal 2012.

Products Gross Margin. Cost of products primarily consists of the cost of materials related to the products sold, applied labor, manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Our cost of products also includes third-party royalty obligations paid to license intellectual property that we then include in our products. Products gross margin decreased five points in the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011. This decrease is primarily due to price reductions for 3D and digital cinema video products, in response to increased competition, partially offset by cost reductions across a range of products. The cost reductions were driven, in part, by increased contract manufacturing efficiencies.

Services Gross Margin. Cost of services primarily consists of compensation and benefits expenses for employees performing our professional services and the cost of outside consultants. Services gross margin decreased eight points in the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011 due to product mix, driven by the decrease in virtual print fees, which had relatively higher gross margins.

Operating Expenses

	Fiscal Quarter Ended		Change

	December 31, 2010	December 30, 2011	$	%

	($ in thousands)
Research and development	$28,327	$32,826	$4,499	16%
Percentage of total revenue	12%	14%
Sales and marketing	38,217	43,016	4,799	13%
Percentage of total revenue	16%	18%
General and administrative	37,042	35,465	(1,577)	(4%)
Percentage of total revenue	15%	15%
Restructuring charges, net	785	368	(417)	(53%)
Percentage of total revenue	n/a	n/a

	$104,371	$111,675	$7,304	7%

The fiscal periods presented herein include the 14 week period ended December 31, 2010, and the 13 week period ended December 30, 2011.

Research and Development. Research and development expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, consulting and contract labor costs, depreciation and amortization expenses, facilities costs, and information technology expenses. The 16% increase in research and development expenses from the first quarter of fiscal 2011 to the first quarter of fiscal 2012 was primarily driven by increases in compensation and benefits expenses, related to increased headcount, as well as higher facilities costs, resulting from worldwide expansion.

Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, marketing and promotional expenses, travel-related expenses for our sales and marketing functions, facilities costs, and depreciation and amortization expenses. Sales and marketing expenses increased 13% from the first quarter of fiscal 2011 to the first quarter of fiscal 2012, primarily driven by increases in compensation and benefits expenses, related to increased headcount, as well as higher facilities costs, resulting from worldwide expansion and support for higher headcount.

General and Administrative. General and administrative expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, depreciation of property, plant and equipment, information technology expenses, and facilities costs. The 4% decrease in general and administrative expenses from the first quarter of fiscal 2011 to the first quarter of fiscal 2012 was primarily due to a decrease in consulting and contract labor costs. In addition, stock-based compensation expenses decreased in the first quarter of fiscal 2012, due to recognition in the first quarter of fiscal 2011 of expense upon the accelerated vesting of equity awards granted to a former employee under a separation agreement. These decreases in the first quarter of fiscal 2012 were partially offset by increases in professional fees and depreciation expenses.

Restructuring Charges, net. Restructuring charges for the first quarter of fiscal 2012 include severance and other associated costs attributable to the strategic restructuring program we initiated in the fourth quarter of fiscal 2011. For additional details, see Note 6 “Restructuring” to our condensed consolidated financial statements.

Other Income, Net

	Fiscal Quarter Ended		Change

	December 31, 2010	December 30, 2011	$	%

	($ in thousands)
Interest income	$1,614	$1,737	$123	8%
Interest expense	(283)	(26)	257	91%
Other income, net	533	200	(333)	(62%)

Total other income, net	$1,864	$1,911	$47	3%

Other income, net, primarily consists of interest income earned on cash, cash equivalents, and investments, as well as net gains/losses from foreign currency transactions.

Income Taxes

	Fiscal Quarter Ended

	December 31, 2010	December 30, 2011

	($ in thousands)
Provision for income taxes	$24,301	$29,838
Effective tax rate	22%	29%

Our effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate was 22% and 29% for the first quarters of fiscal 2011 and fiscal 2012, respectively.

In the first quarter of fiscal 2011, we completed the restructuring of our international operations, which resulted in the release of a deferred tax liability of $11.0 million related to the amortization of an intangible asset from a prior year acquisition, thereby lowering our effective tax rate for that period. In the first quarter of fiscal 2012, the expiration of the federal research and development tax credits resulted in an increase to our effective tax rate. This increase was partially offset by a change in the State of California apportionment sourcing rules, which became effective in the first quarter of fiscal 2012.

Liquidity, Capital Resources, and Financial Condition

	September 30, 2011	December 30, 2011

	(in thousands)
Cash and cash equivalents	$551,512	$654,414
Short-term investments	391,281	367,412
Long-term investments	272,797	247,273
Accounts receivable, net	61,815	54,211
Accounts payable and accrued liabilities	127,922	106,558
Working capital(a)	999,213	1,079,418

	December 31, 2010	December 30, 2011

	(in thousands)
Net cash provided by operating activities	$70,652	$95,792
Capital expenditures (b)	(9,646)	(12,566)
Repurchase of common stock	(45,966)	(26,068)
Net cash provided by/(used in) investing activities	(162,210)	31,601
Net cash used in financing activities	(20,831)	(24,228)

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

We have historically generated significant cash from our operations; however, there can be no assurance that our operations will continue to generate significant cash flows in the future. We retain sufficient cash holdings to support our operations and we also purchase investment grade securities diversified among security types, industries, and issuers. We have used cash generated from our operations to fund a variety of activities related to our business in addition to our ongoing operations, including business expansion and growth, acquisitions, and repurchases of our common stock. Cash provided by operations and the value of our investment portfolio could also be affected by various risks and uncertainties, as described in Part II, Item 1A “Risk Factors.”

Net cash provided by operating activities during the first quarter of fiscal 2012 increased $25.1 million when compared to the first quarter of fiscal 2011, primarily due to the following:

•	A decrease in the balance of accounts receivable, due to lower revenue and an increase in collection of outstanding customer balances; and

•	A decrease in excess tax benefit from exercise of stock options; offset by

•	A decrease in net income; and

•	An increase in inventories, in support of anticipated future products sales.

Net cash provided by investing activities during the first quarter of fiscal 2012 increased $193.8 million when compared to the first quarter of fiscal 2011, primarily due to the following:

•	A decrease in purchases of available-for-sale securities; offset by

•	A decrease in proceeds from the sale of available-for-sale securities.

Net cash used in financing activities during the first quarter of fiscal 2012 increased $3.4 million when compared to the first quarter of fiscal 2011, primarily due to the following:

•	A decrease in net proceeds from the exercise of stock options and the related tax benefit; offset by

•	A decrease in share repurchases of our Class A common stock.

Off-Balance-Sheet and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements.

There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended September 30, 2011. See our Annual Report on Form 10-K for the fiscal year ended September  30, 2011 for additional information regarding our contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash, cash equivalents, and marketable securities totaling approximately $1.3 billion at December 30, 2011. This amount was invested primarily in money market funds, corporate notes and bonds, municipal debt securities, and U.S. agency securities. Our investment policy and strategy are focused on the preservation of capital and on supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes, nor do we use leveraged financial instruments. Our holdings of cash and cash equivalents and marketable securities, the majority of which are managed by external managers, meet the guidelines of our investment policy. We invest in highly rated securities with a minimum credit rating of A- and our policy limits the amount of credit exposure to any one issuer other than the U.S. government. At December 30, 2011, our weighted-average portfolio credit quality was AA- and the weighted-average duration of our investment portfolio was less than one year.

Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of December 30, 2011, a hypothetical change in interest rates of 1% would have approximately a $5.1 million impact, and a change of 0.5% would have approximately a $2.6 million impact on the carrying value of our portfolio.

Foreign Currency Exchange Risk

We maintain sales, marketing, and business operations in foreign countries, most significantly in the United Kingdom, Australia, China, the Netherlands, and Germany. We also conduct a growing portion of our business outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar (primarily British Pound, Australian Dollar, Chinese Yuan Renminbi, and Euro). As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. Most of our revenue from international markets is denominated in U.S. dollars, while the operating expenses of our international subsidiaries are predominantly denominated in local currency. Therefore, if the U.S. dollar weakens against the local currency, we will have increased operating expenses, which will only be partially offset by net revenue. Conversely, if the U.S. dollar strengthens against the local currency, operating expenses will decrease, which will only be partially offset by net revenue. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our condensed consolidated statements of operations. Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

We enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure, in an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net in our condensed consolidated statements of operations. Our foreign currency forward contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of December 30, 2011, the outstanding balance sheet derivative instruments had maturities of 30 days or less.

A sensitivity analysis was performed on all of our foreign currency forward contracts as of December 30, 2011. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $0.4 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.

We depend on the sale by our licensees of products that incorporate our technologies and any reduction in those sales would adversely affect our licensing revenue.

Licensing revenue constitutes the majority of our total revenue, representing 77%, 83%, and 86% in fiscal 2010, 2011, and the first quarter of fiscal 2012, respectively. We do not manufacture consumer entertainment products ourselves and we depend on licensees and customers, including software vendors and original equipment manufacturers (“OEM”), to incorporate our technologies into their products.

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

We are monitoring the effects of the recent flooding in Thailand to determine any potential risks of disruption that would adversely affect our operating results. While we do not expect the catastrophe to have a material adverse effect on our financial position or results of operations, the impact on our licensees’ global supply chains is uncertain.

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

Revenue from our PC market depends on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included on computers, through operating systems, independent software vendors (“ISV”) media applications, or otherwise, and the terms of any royalties or other payments we receive from licensors of such software. In the short term, we face many risks in the PC market that may affect our ability to successfully participate in that market, including, but not limited to the following:

•	Purchasing trends away from traditional PCs and toward computing devices without optical disc, such as subnotebooks and tablets, which may not include our technologies;
•	The availability and market attractiveness of PC software that includes our technologies on an unauthorized and infringing basis, for which we receive no royalty payments;
•	The effects on PC shipments of any hard disk drive shortages due to the recent flooding in Thailand;
•

The inclusion of our technologies in business-oriented editions of Windows 7 could result in our technologies residing in a greater percentage of PCs, resulting in substantial discounts and reducing the average per unit royalty we receive from Microsoft over time; and

•	Continued decreasing inclusion of ISV media applications by PC OEMs in their Windows 7- based PCs, as Windows 7 already incorporates DVD playback software.

In the long term, we face additional risks, including, but not limited to the following:

•	Whether our technologies will be included in future PC operating systems, such as Windows 8;
•	The extent and rate at which Windows 8 is adopted in the marketplace;
•	The extent to which earlier versions of Microsoft operating systems, including Windows 7, continue to be licensed after the release of Windows 8;
•	Our ability to establish and extend licensing relationships directly with PC OEMs and ISVs;
•	The extent to which PC OEMs choose not to participate in our new licensing programs, install our software on fewer PCs, or adopt an aftermarket end-user installation model;
•	The rate at which entertainment content shifts from optical disc media to online media, thus reducing the need for PCs to have optical disc drives and DVD and Blu-ray Disc software players;
•

The extent to which, as a result of technology or market forces, we shift to licensing our technologies on a per-PC basis, rather than on a per-application basis under which we are able to collect multiple royalties per PC; and

•	Our ability to extend the adoption of our technologies to online and mobile platforms and devices.
•	Any of these risks could adversely affect our licensing revenue.

General economic conditions may reduce our revenue and harm our business.

We continue to be cautious regarding future general economic conditions and their potential for suppressed consumer demand in the markets in which we license our technologies and sell our products. Our business could be affected by adverse changes in general economic conditions, because many of the products in which our technologies are incorporated are discretionary goods, such as PCs, digital televisions, set-top boxes, DVD players and recorders, Blu-ray Disc players, video game consoles, audio/video receivers, mobile devices, in-car entertainment systems, home-theater-in-a-box systems, camcorders, and portable media devices. The global economic environment has adversely affected consumer confidence, disposable income, and spending. While we cannot predict future general economic conditions, these conditions may persist or worsen.

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

The future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new and existing markets for our technologies, such as digital broadcast, online and mobile media distribution, consumer video and voice. For example, growth of our broadcast revenue is dependent upon continued global growth of digital television broadcasting and the adoption of our technologies into emerging digital broadcast standards. In addition, our revenue is dependent upon the growth of the PC market and the continued adoption of our technologies into PCs as well as the adoption of our technologies into connected portable devices such as tablets and smartphones. Furthermore, our ability to drive OEM demand for our technologies depends in part on whether or not we are able to successfully participate in the online and mobile content delivery markets.

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

Our services revenue, both in the U.S. and internationally, is tied to the number of movies being produced and distributed by studios and independent filmmakers. A number of factors can affect the number of movies that are produced, including strikes and work stoppages within the cinema industry, as well as tax incentive arrangements provided by many governments to promote local filmmaking.

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

For nearly 20 years, movies have been distributed, purchased, and consumed through optical disc media, such as DVD and more recently Blu-ray Disc. However, the growth of the Internet and home computer usage, connected televisions, set-top boxes, tablets, smartphones, and other devices accompanied by the rapid advancement of online and mobile content delivery has resulted in the recent trend to movie download and streaming services in various parts of the world. We expect a further shift away from optical disc media to online and mobile media content consumption, which will result in declines in revenue from DVD and Blu-ray Disc players. Such declines would adversely affect our licensing revenue.

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

In some cases, the products we sell and the technologies we license to our customers include intellectual property that we have licensed from third parties. Our agreements with these third parties generally require us to pay them royalties for that use, and give the third parties the right to audit our calculation of those royalties. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We have in the past been, and may in the future be, involved in disputes with third-party technology licensors regarding license terms.

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

As of December 30, 2011, we had nearly 2,500 individual issued patents and over 2,300 pending patent applications in over 90 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through October 2030. Of these, 52 patents are scheduled to expire in calendar year 2012, 30 patents are scheduled to expire in calendar year 2013 and 91 patents are scheduled to expire in calendar year 2014. Patents relating to our Dolby Digital technologies, from which we principally derive our licensing revenue, have begun to expire and the remaining patents relating to this technology generally expire between now and 2017. Additional patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2018 and 2026. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire between now and 2021.

The markets for our technologies are highly competitive, and if we are unable to compete successfully, our business will suffer.

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: Audyssey Laboratories, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Monster Cable Products, Philips, RealNetworks, Sony, SRS Labs, Technicolor, and Waves Audio. Competitors for our products include: Barco, Doremi, GDC, IMAX, MasterImage 3D, NEC, Panavision, QSC Audio Products, Qube Cinema, REALD, Rovi, Sony, Technicolor, USL,

and XpanD. Competitors for our services include DTS and Sony. Consumers may perceive the quality of the audio experience produced by some of our competitors’ technologies to be equivalent or superior to the audio experience produced by our technologies. Other companies may become competitors in one or more of these areas in the future.

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

We face a number of risks relating to the transition to digital cinema, including:

•

Exhibitors may perceive competing products to be potentially advantageous to our products or they may choose lower priced competing products or competing products with different features, such as support for high frame rate content or 4K presentation;

•

If we encounter delays in the development of our 4K digital cinema or high frame rate content solutions or if we are unable to provide solutions at a market competitive price, our future prospects in the digital cinema market may be limited;

•

At least one of our competitors has a significantly greater installed base of its digital cinema servers than we do which has and likely will continue to limit our share of the digital cinema market, particularly in the U.S. market;

•	Pricing and other competitive pressures have caused us to implement pricing strategies which have had an adverse effect on our products gross margins;
•

Delays in commercial availability of our server software that complies with the current DCI specifications could result in lost or delayed product sales and the deferral of future products sales due to revenue recognition restrictions;

•

If cinema owners do purchase our digital cinema products, they may require contractual provisions that would obligate us to make available products that comply with the current DCI specifications within a certain period of time;

•

If Dolby cinema systems sold prospectively are not in compliance with current DCI specifications within that period of time, we may become obligated to the cinema owners, some of whom are existing customers, to replace the non-compliant systems with compliant systems; and

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

We have evaluated, and expect to continue to evaluate, a wide array of possible strategic transactions, including acquisitions. We consider these types of transactions in connection with our efforts to expand our business beyond sound technologies. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future, any of these transactions could be material in relation to our market capitalization, financial condition, or results of operations. The process of integrating an acquired company, business, or technology may create unforeseen difficulties and expenditures. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures, and languages, currency risks, and risks associated with the particular economic, political, and regulatory environment in specific countries. Also, the anticipated benefit of our acquisitions may not materialize.

We face various risks in integrating acquired businesses, including:

•	Diversion of management time and focus from operating our business to acquisition integration challenges;

•	Cultural and logistical challenges associated with integrating employees from acquired businesses into our organization;
•	Retaining employees from businesses we acquire;
•

The need to implement or improve internal controls, procedures, and policies appropriate for a public company at businesses that prior to the acquisition may have lacked effective controls, procedures, and policies;

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

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2010, 2011, and the first quarter of fiscal 2012, revenue from outside the U.S. was 66%, 68%, and 69% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide.

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

•	U.S. and foreign government trade restrictions, including those which may impose restrictions on importation of programming, technology, or components to or from the U.S.;
•	Our ability to comply with applicable international laws and regulations governing our business and operations, including local consumer and safety laws, as well as license requirements;
•

Foreign government taxes, regulations, and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the U.S., and other laws limiting our ability to repatriate funds to the U.S.;

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

Our business is dependent upon protecting our patents, trademarks, trade secrets, copyrights, and other intellectual property rights. Licensing revenue represented 77%, 83%, and 86% of our total revenue in the fiscal years 2010, 2011, and the first quarter of fiscal 2012, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect to do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in some countries or where the initiation of a claim might harm our business relationships. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs, which could adversely affect our financial condition and results of operations.

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

We maintain an investment portfolio of various holdings, types, and maturities, including money market funds, U.S. treasury and agency securities, municipal debt securities, corporate bonds, and commercial paper. Although we follow an established investment policy and seek to minimize the credit risk associated with investments, these investments are subject to general credit, liquidity, and interest rate risks. Any downgrades, losses, or other significant deterioration in the fair value of our cash, cash equivalents, or investments could negatively impact our investments or our ability to meet our investment objectives. Such negative impact, should it arise, could require an impairment charge, which would adversely impact our financial results.

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

At December 30, 2011, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 57,144,000 shares of our Class B common stock. As of December 30, 2011, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99.7% of our outstanding Class B common stock, which in the aggregate represented approximately 91.5% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.

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

If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As previously announced, Ray Dolby as Trustee of the Ray Dolby Trust under the Dolby Family Trust Instrument dated May 7, 1999 adopted a Rule 10b5-1 trading plan in the second quarter of fiscal 2011 to sell a total of up to 3 million shares of the Company’s Class A common stock (or approximately 5.1% of Ray Dolby’s direct and indirect holdings at the time) in compliance with Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Sales under the trading plan commenced in May 2011 are based on pre-established stock price thresholds, and are subject to daily volume limits. The trading plan will expire once all of the shares have been sold or on May 31, 2012, whichever is earlier. We cannot predict the effect the trading plan sales may have on the future trading prices of our Class A common stock. As of December 30, 2011, we had a total of 108,702,219 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.

As of December 30, 2011, our directors and executive officers beneficially held 57,154,000 shares of Class B common stock, 94,929 shares of Class A common stock, vested options to purchase 30,000 shares of Class B common stock and vested options to purchase 657,266 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended December 30, 2011, we issued an aggregate of 12,262 shares of our Class B common stock to certain employees, officers, and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of less than $0.1 million in the fiscal quarter ended December 30, 2011, as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of December 30, 2011, options to purchase an aggregate of 254,344 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding the Company’s purchases of its Class A Common stock, $0.001 par value per share, during the first quarter of fiscal 2012:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2011 - October 28, 2011	514,404	$ 28.78	514,404	$ 351.5 million
October 29, 2011 - November 25, 2011	253,176	29.65	253,176	344.0 million
November 26, 2011 - December 30, 2011	118,389	31.61	118,389	340.3 million

Total	885,969		885,969

(1)	Excludes commission costs.
(2)	Shares of Class A common stock were purchased under a $250.0 million stock repurchase program announced on November 3, 2009, which was subsequently increased by $300.0 million and $250.0 million announced on July 27, 2010 and August 4, 2011, respectively. The stock repurchase program does not have an expiration date. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate.
(3)	Amounts shown in this column reflect amounts remaining under the stock repurchase program.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10.1*	2012 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K/A	December 15, 2011

10.2*	Employee Stock Purchase Plan (“ESPP”) as amended and restated

10.3*	Form of Stock Option Agreement – International under the 2005 Stock Plan

10.4*	Form of Restricted Stock Unit Agreement—Non–U.S. under the 2005 Stock Plan

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document

101.SCH‡	XBRL Taxonomy Extension Schema Document

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	XBRL Extension Definition

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

* Denotes a management contract or compensatory arrangement

‡ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2012

DOLBY LABORATORIES, INC.

By:	/s/ Murray J. Demo
Murray J. Demo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)