Form 10-Q
period 2012-03-30
Dolby Laboratories, Inc.
filed 2012-05-08
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2012
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 19, 2012 the registrant had 49,694,379 shares of Class A common stock, par value $0.001 per share, and 57,183,964 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2011	March 30, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$551,512	$747,988
Short-term investments	391,281	350,735
Accounts receivable, net of allowance of $2,466 at September 30, 2011 and $2,098 at March 30, 2012	61,815	57,762
Inventories	26,244	16,562
Deferred taxes	90,869	94,859
Prepaid expenses and other current assets	36,877	26,099
Total current assets	1,158,598	1,294,005
Long-term investments	272,797	209,804
Property, plant and equipment, net	117,107	135,517
Intangible assets, net	51,573	44,816
Goodwill	263,260	264,750
Deferred taxes	14,779	20,337
Other non-current assets	6,273	16,171
Total assets	$1,884,387	$1,985,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,887	$5,444
Accrued liabilities	117,035	108,245
Income taxes payable	4,762	9,391
Deferred revenue	26,701	26,718
Total current liabilities	159,385	149,798
Long-term deferred revenue	15,526	16,332
Deferred taxes	671	658
Other non-current liabilities	23,455	31,445
Total liabilities	199,037	198,233
Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: 51,860,546 shares issued and outstanding at September 30, 2011 and 50,284,419 at March 30, 2012	52	50
Class B common stock, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 57,559,554 shares issued and outstanding at September 30, 2011 and 57,183,964 at March 30, 2012	58	57
Additional paid-in capital	210,681	149,082
Retained earnings	1,445,189	1,606,468
Accumulated other comprehensive income	7,533	9,130
Total stockholders’ equity – Dolby Laboratories, Inc.	1,663,513	1,764,787
Controlling interest	21,837	22,380
Total stockholders’ equity	1,685,350	1,787,167
Total liabilities and stockholders’ equity	$1,884,387	$1,985,400
See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2011	March 30, 2012	April 1, 2011	March 30, 2012
Revenue:	(unaudited)
Licensing	$214,627	$225,349	$402,803	$424,973
Products	26,347	27,228	72,374	53,628
Services	9,052	7,682	17,561	15,036
Total revenue	250,026	260,259	492,738	493,637
Cost of revenue:
Cost of licensing	5,771	3,303	9,732	6,631
Cost of products	20,031	17,635	42,229	31,523
Cost of services	2,655	2,654	5,635	5,848
Total cost of revenue	28,457	23,592	57,596	44,002
Gross margin	221,569	236,667	435,142	449,635
Operating expenses:
Research and development	28,399	34,236	56,726	67,062
Sales and marketing	37,545	43,194	75,762	86,210
General and administrative	35,155	37,281	72,197	72,746
Restructuring charges, net	—	910	785	1,278
Total operating expenses	101,099	115,621	205,470	227,296
Operating income	120,470	121,046	229,672	222,339
Interest income	1,953	1,414	3,567	3,151
Interest expense	(85)	(5)	(368)	(31)
Other income, net	156	60	689	260
Income before provision for income taxes	122,494	122,515	233,560	225,719
Provision for income taxes	(40,012)	(34,198)	(64,313)	(64,036)
Net income including controlling interest	82,482	88,317	169,247	161,683
Less: net income attributable to controlling interest	(421)	(197)	(799)	(404)
Net income attributable to Dolby Laboratories, Inc.	$82,061	$88,120	$168,448	$161,279
Earnings per share attributable to Dolby Laboratories, Inc.:
Basic	$0.73	$0.81	$1.50	$1.48
Diluted	$0.72	$0.81	$1.48	$1.48
Weighted-average shares outstanding:
Basic	112,140	108,415	112,086	108,650
Diluted	113,346	109,170	113,535	109,242
Related party rent expense included in general and administrative expenses	$343	$343	$686	$686
See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year-to-Date Ended
	April 1, 2011	March 30, 2012
Operating activities:	(unaudited)
Net income including controlling interest	$169,247	$161,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,045	20,103
Stock-based compensation	22,000	23,502
Amortization of premium on investments	7,805	9,306
Excess tax benefit from exercise of stock options	(11,305)	(425)
Provision for doubtful accounts	856	132
Deferred income taxes	(472)	(10,030)
Other non-cash items affecting net income	157	2,237
Changes in operating assets and liabilities:
Accounts receivable	(20,218)	4,103
Inventories	(3,038)	876
Prepaid expenses and other assets	(3,715)	(1,128)
Accounts payable and other liabilities	(13,379)	(10,634)
Income taxes, net	620	14,108
Deferred revenue	1,988	836
Net cash provided by operating activities	171,591	214,669
Investing activities:
Purchases of available-for-sale securities	(368,007)	(122,249)
Proceeds from sales of available-for-sale securities	115,462	105,454
Proceeds from maturities of available-for-sale securities	122,914	111,515
Purchases of property, plant and equipment	(19,551)	(30,450)
Acquisitions, net of cash acquired	(3,350)	(575)
Proceeds from sales of property, plant and equipment and assets held for sale	2,797	715
Net cash provided by/(used in) investing activities	(149,735)	64,410
Financing activities:
Proceeds from issuance of common stock, net of shares withheld for taxes	15,215	3,524
Repurchase of common stock	(75,124)	(86,149)
Excess tax benefit from exercise of stock options	11,305	425
Net cash used in financing activities	(48,604)	(82,200)
Effect of foreign exchange rate changes on cash and cash equivalents	1,155	(403)
Net increase/(decrease) in cash and cash equivalents	(25,593)	196,476
Cash and cash equivalents at beginning of period	545,861	551,512
Cash and cash equivalents at end of period	$520,268	$747,988
Supplemental disclosure:
Cash paid for income taxes	$64,019	$59,997
Cash paid for interest	205	4
See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation
Unaudited Interim Financial Statements
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and with Securities and Exchange Commission (“SEC”) rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with GAAP to be condensed or omitted. In our opinion, these condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2011 and include all adjustments necessary for fair presentation. The accompanying condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 30, 2011, which are included in our Annual Report on Form 10-K, as amended, filed with the SEC.
The results for the fiscal quarter and fiscal year-to-date period ended March 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 28, 2012.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended April 1, 2011 and March 30, 2012, and the 27 week period ended April 1, 2011 and the 26 week period ended March 30, 2012. Our fiscal year ended September 30, 2011 (fiscal 2011) consisted of 53 weeks, while our fiscal year ending September 28, 2012 (fiscal 2012) consists of 52 weeks.
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
In September 2011 the FASB issued ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”). This new accounting standard simplifies goodwill impairment tests and states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We intend to adopt the provisions of this accounting standard for the goodwill impairment test that will be performed in third quarter of fiscal 2012. We do not expect the adoption of ASU 2011-08 to have a material impact on our consolidated financial statements.
There have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2011.

3.  Composition of Certain Financial Statement Captions
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consist of the following:

	September 30, 2011	March 30, 2012
	(in thousands)
Cash and cash equivalents:
Cash	$394,474	$483,622
Cash equivalents:
Money market funds	142,038	264,366
U.S. agency securities	15,000	—
Total cash and cash equivalents	551,512	747,988
Short-term investments:
Commercial paper	—	20,984
Corporate bonds	52,645	49,885
Municipal debt securities	330,562	274,853
U.S. agency securities	8,074	5,013
Total short-term investments	391,281	350,735
Long-term investments:
Corporate bonds	124,313	75,207
Municipal debt securities	141,639	114,518
U.S. agency securities	6,845	20,079
Total long-term investments	272,797	209,804
Total cash, cash equivalents, and investments	$1,215,590	$1,308,527
Our investment portfolio, which is recorded as cash equivalents, short-term investments, and long-term investments, consists of the following:

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Money market funds	$142,038	$—	$—	$142,038
U.S. agency securities	29,858	65	(4)	29,919
Corporate bonds	177,129	316	(487)	176,958
Municipal debt securities	471,005	1,251	(55)	472,201
Cash equivalents and investments	$820,030	$1,632	$(546)	$821,116

	March 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Money market funds	$264,366	$—	$—	$264,366
U.S. agency securities	25,054	38	—	25,092
Commercial paper	20,984	—	—	20,984
Corporate bonds	124,540	565	(13)	125,092
Municipal debt securities	388,574	840	(43)	389,371
Cash equivalents and investments	$823,518	$1,443	$(56)	$824,905
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
The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position:

	September 30, 2011
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$3,997	$(4)	$—	$—	$3,997	$(4)
Corporate bonds	87,613	(487)	—	—	87,613	(487)
Municipal debt securities	79,466	(52)	2,081	(3)	81,547	(55)
Total	$171,076	$(543)	$2,081	$(3)	$173,157	$(546)

	March 30, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate bonds	$15,642	$(13)	$—	$—	$15,642	$(13)
Municipal debt securities	57,054	(43)	—	—	57,054	(43)
Total	$72,696	$(56)	$—	$—	$72,696	$(56)
The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of March 30, 2012, we owned 29 securities that were in an unrealized loss position. We do not intend to sell, nor do we believe we will need to sell, these securities before we recover the associated unrealized losses. We do not consider any portion of the unrealized losses at September 30, 2011 or March 30, 2012 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
The following table summarizes the amortized cost and estimated fair value of short-term and long-term available-for-sale investments based on stated maturities:

	March 30, 2012
	Amortized Cost	Fair Value
	(in thousands)
Due within 1 year	$350,250	$350,735
Due in 1 to 2 years	193,322	194,147
Due in 2 to 3 years	15,580	15,657
Total	$559,152	$560,539

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2011	March 30, 2012
	(in thousands)
Raw materials	$10,821	$5,535
Work in process	2,942	—
Finished goods	12,481	11,027
Inventories	$26,244	$16,562

The primary driver of the decrease in inventories from September 30, 2011 to March 30, 2012 is an effort to reduce overall inventory levels in connection with the restructuring of our manufacturing operations and to match anticipated demand for products.

Additionally, $8.8 million of raw materials inventory is included within other non-current assets in our condensed consolidated balance sheet as of March 30, 2012. This inventory was purchased in bulk in fiscal 2012 to obtain a significant volume discount, and is expected to be consumed over a period that exceeds 12 months. We have reviewed anticipated consumption rates of this inventory and do not believe there to be material risk of obsolescence prior to the ultimate sale of the inventory. As a result no reserve has been recorded as of March 30, 2012. All inventory was classified as current as of September 30, 2011.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30, 2011	March 30, 2012
	(in thousands)
Prepaid assets	$9,365	$8,373
Other current assets	19,683	15,297
Income tax receivable	7,829	2,429
Prepaid expenses and other current assets	$36,877	$26,099

Property, Plant and Equipment
Property, plant and equipment are recorded at cost and consist of the following:

	September 30, 2011	March 30, 2012
	(in thousands)
Land	$12,778	$12,844
Buildings	26,623	26,804
Leasehold improvements	44,021	59,242
Machinery and equipment	20,845	24,131
Computer systems and software	71,220	80,882
Furniture and fixtures	10,537	12,408
Products provided under operating leases	1,060	—
	187,084	216,311
Less: accumulated depreciation	(69,977)	(80,794)
Property, plant and equipment, net	$117,107	$135,517
Depreciation expense for our property, plant and equipment is included in cost of products, cost of services, research and development expenses, sales and marketing expenses, and general and administrative expenses in our condensed consolidated statements of operations.

Goodwill and Intangible Assets
The following table outlines changes to the carrying amount of goodwill:

(in thousands)
Balance at September 30, 2011	$263,260
Acquired goodwill	—
Translation adjustments	1,490
Balance at March 30, 2012	$264,750
Intangible assets consist of the following:

	September 30, 2011			March 30, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:	(in thousands)
Acquired patents and technology	$61,611	$(32,146)	$29,465	$61,570	$(36,251)	$25,319
Customer relationships	30,748	(12,821)	17,927	30,748	(14,409)	16,339
Customer contracts	6,063	(6,063)	—	—	—	—
Other intangibles	20,308	(16,127)	4,181	20,308	(17,150)	3,158
Total	$118,730	$(67,157)	$51,573	$112,626	$(67,810)	$44,816
Amortization expense for our intangible assets is included in cost of licensing, cost of products, research and development expenses, and sales and marketing expenses in our condensed consolidated statements of operations.
As of March 30, 2012, our expected amortization expense in future periods is as follows:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2012	$5,968
2013	11,923
2014	10,279
2015	7,823
2016	5,654
Thereafter	3,169
Total	$44,816

Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2011	March 30, 2012
	(in thousands)
Amounts payable to joint licensing program partners	$42,502	$42,350
Accrued compensation and benefits	41,168	35,796
Accrued customer refunds and deposits	10,849	11,011
Accrued professional fees	5,727	4,324
Other accrued liabilities	16,789	14,764
Accrued liabilities	$117,035	$108,245

Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	September 30, 2011	March 30, 2012
	(in thousands)
Supplemental retirement plan obligations	$1,811	$2,039
Non-current tax liabilities	13,070	19,499
Other liabilities	8,574	9,907
Other non-current liabilities	$23,455	$31,445

See Note 7 “Income Taxes” for additional information related to tax liabilities.
Revenue from Material Customer
In the fiscal quarters ended April 1, 2011 and March 30, 2012, revenue from one customer was $37.8 million and $37.4 million, respectively, or 15% and 14% of revenue for each quarter, respectively. In the fiscal year-to-date periods ended April 1, 2011 and March 30, 2012, the same customer accounted for $66.3 million and $69.2 million, respectively, or 13% and 14% of total revenue, respectively.

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

Level 1:	Quoted prices in active markets at the measurement date for identical assets and liabilities.

Level 2:	Prices may be based upon quoted prices in active markets or inputs not quoted on active markets but are corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.
Financial assets and liabilities carried at fair value are classified below:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$1,891	$—	$—	$1,891
Money market funds (2)	142,038	—	—	142,038
Corporate bonds (3)	—	176,958	—	176,958
Municipal debt securities (3)	—	472,201	—	472,201
U.S. agency securities (2), (3)	29,919	—	—	29,919
Total	$173,848	$649,159	$—	$823,007

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.

(2)	These assets are included within cash and cash equivalents.

(3)	These assets are included within short-term investments and within long-term investments.

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$1,891	$—	$—	$1,891
Total	$1,891	$—	$—	$1,891

(1)	These liabilities are included within accrued compensation and benefits and within other non-current liabilities.

	March 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$2,137	$—	$—	$2,137
Money market funds (2)	264,366	—	—	264,366
Commercial paper (3)	—	20,984	—	20,984
Corporate bonds (4)	—	125,092	—	125,092
Municipal debt securities (4)	—	389,371	—	389,371
U.S. agency securities (4)	25,092	—	—	25,092
Total	$291,595	$535,447	$—	$827,042

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.

(2)	These assets are included within cash and cash equivalents.

(3)	These assets are included within short-term investments.

(4)	These assets are included within short-term investments and within long-term investments.

	March 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$2,137	$—	$—	$2,137
Total	$2,137	$—	$—	$2,137

(1)	These liabilities are included within accrued compensation and benefits and within other non-current liabilities.
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
We did not own any Level 3 financial assets or liabilities as of September 30, 2011 or March 30, 2012.

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
We recognize stock-based compensation expense net of estimated forfeitures. Stock-based compensation expense included in our condensed consolidated statements of operations was as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2011	March 30, 2012	April 1, 2011	March 30, 2012
	(in thousands)
Stock-based compensation expense:
Stock options	$6,130	$5,995	$13,027	$12,054
Restricted stock units	4,595	5,880	8,721	11,144
Employee stock purchase plan	184	144	366	225
Stock appreciation rights	(169)	44	(114)	79
Total stock-based compensation expense	$10,740	$12,063	$22,000	$23,502

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2011	March 30, 2012	April 1, 2011	March 30, 2012
	(in thousands)
Stock-based compensation expense was classified as follows:
Cost of products	$168	$179	$314	$345
Cost of services	44	61	82	117
Research and development	2,611	2,968	4,934	5,632
Sales and marketing	3,367	4,004	6,363	7,719
General and administrative	4,550	4,851	10,307	9,689
Total stock-based compensation expense	$10,740	$12,063	$22,000	$23,502
As of March 30, 2012, total unrecognized stock-based compensation expense associated with employee stock options expected to vest was $61.5 million, which is expected to be recognized over a weighted-average period of approximately 2.79 years. As of March 30, 2012, total unrecognized stock-based compensation expense associated with restricted stock units expected to vest was $57.9 million, which is expected to be recognized over a weighted-average period of approximately 3.08 years.
The following table summarizes information about stock options issued to officers, directors, and employees under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Stock options outstanding at September 30, 2011	5,801	$45.19
Grants	2,086	31.55
Exercises	(181)	24.34
Forfeitures and cancellations	(269)	51.49
Stock options outstanding at March 30, 2012	7,437	$41.64	7.8	$34,766
Stock options vested at March 30, 2012 and expected to vest	7,143	$41.61	7.7	$33,732
Stock options exercisable at March 30, 2012	3,355	$40.27	6.3	$19,438

Aggregate intrinsic value is based on the closing price of our common stock on March 30, 2012 of $38.06 and excludes the impact of stock options that were not in-the-money.

 We use the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2011	March 30, 2012	April 1, 2011	March 30, 2012
Expected life (in years)	4.40	4.53	4.40	4.53
Risk-free interest rate	1.6%	0.7%	1.5%	0.7%
Expected stock price volatility	41.2%	43.5%	41.5%	44.4%
Dividend yield	—	—	—	—

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2005 Stock Plan:

	Shares	Weighted Average Fair Value
	(in thousands)
Non-vested at September 30, 2011	946	$53.71
Granted	1,082	32.08
Vested	(336)	51.44
Forfeitures and cancellations	(47)	48.00
Non-vested at March 30, 2012	1,645	$40.11

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

6.  Restructuring
In the fourth quarter of fiscal 2011, we informed approximately 55 employees of our plans to reorganize certain aspects of our business under a strategic restructuring program. As a result we recognized total estimated severance and other associated costs for affected employees of $2.5 million and $0.4 million in fiscal 2011 and the fiscal year-to-date period ended March 30, 2012, respectively. In addition, we recognized $0.4 million in facilities and contract termination costs during the second quarter of fiscal 2012. We also recognized $0.2 million and $0.4 million in fixed asset write-off costs related to this restructuring program in fiscal 2011 and during the second quarter of fiscal 2012, respectively. We expect to recognize an additional $0.2 million in other associated costs during the remainder of fiscal 2012. These expenses are being recognized in restructuring charges, net, in our condensed consolidated statements of operations.
Changes in our restructuring accruals, which are included within accrued liabilities in our condensed consolidated balance sheets, were as follows:

	Severance	Facilities and contract termination costs	Fixed assets write-off	Other associated costs	Total
	(in thousands)
Balance at September 30, 2011	$2,250	$—	$—	$120	$2,370
Restructuring charges	318	432	424	104	1,278
Cash payments	(2,435)	—	—	(185)	(2,620)
Non-cash charges	5	93	(424)	—	(326)
Balance at March 30, 2012	$138	$525	$—	$39	$702

7.  Income Taxes
Our effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate was 33% and 28% for the fiscal quarters ended April 1, 2011 and March 30, 2012, respectively, and 28% and 28% for the fiscal year-to-date periods ended April 1, 2011 and March 30, 2012, respectively.
Our estimated fiscal year 2012 tax provision reflects additional benefits from our election to indefinitely reinvest a portion of our undistributed earnings in a foreign subsidiary. We also benefited from a change in the State of California apportionment sourcing rules, which became effective in the first quarter of fiscal 2012. These benefits were partially offset by the expiration of the federal research and development tax credits, effective from the first quarter of fiscal 2012, which resulted in an increase to our effective tax rate.
In the fiscal year-to-date period ended April 1, 2011, we completed the restructuring of our international operations, which resulted in the release of a deferred tax liability of $11.0 million related to the amortization of an intangible asset from a prior year acquisition, thereby lowering our effective tax rate for that period.
As of March 30, 2012, the total amount of gross unrecognized tax benefits was $14.4 million, of which $8.1 million, if recognized, would reduce our effective tax rate. Our liability for unrecognized tax benefits is classified within non-current liabilities in our condensed consolidated balance sheets.
Withholding Tax.    We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities, and for which we receive a related foreign tax credit in our income tax provision. Withholding tax remittances were $7.6 million and $10.2 million in the fiscal quarters ended April 1, 2011 and March 30, 2012, respectively. Withholding tax remittances were $15.9 million and $21.4 million in the fiscal year-to-date periods ended April 1, 2011 and March 30, 2012, respectively.

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

9.  Commitments and Contingencies
The following table presents a summary of our contractual obligations and commitments as of March 30, 2012:

	Payments Due By Fiscal Period
	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
	(in thousands)
Operating leases (1)	$4,378	$10,321	$9,279	$7,084	$5,912	$10,097	$47,071
Purchase obligations (2)	1,695	2,972	361	—	—	—	5,028
Total	$6,073	$13,293	$9,640	$7,084	$5,912	$10,097	$52,099

(1)	Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder, for non-cancelable operating leases of office space as of March 30, 2012.

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

10.  Stockholders’ Equity
Common Stock Repurchase Program
In November 2009 we announced a stock repurchase program, providing for the repurchase of up to $250.0 million of our Class A common stock. Our board of directors approved an additional $300.0 million for our stock repurchase program in July 2010, $250.0 million in July 2011, and $100.0 million in February 2012, for a total authorization of up to $900.0 million in stock repurchases. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors including price, regulatory requirements, the rate of dilution from our equity compensation programs, and other market conditions. We may limit, suspend, or terminate the stock repurchase program at any time without prior notice. This program does not have a specified expiration date. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of March 30, 2012, the remaining authorization to purchase additional shares is $380.2 million.
Stock repurchase activity under the stock repurchase program during the fiscal year-to-date period ended March 30, 2012 is summarized as follows:

	Shares Repurchased	Cost (in thousands) (1)	Average Price Paid per Share (2)
Repurchase activity for the fiscal quarter ended December 30, 2011	885,969	$26,068	$29.41
Repurchase activity for the fiscal quarter ended March 30, 2012	1,575,891	$60,081	$38.11
Total	2,461,860	$86,149

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Excludes commission costs.
Comprehensive Income
The components of comprehensive income were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2011	March 30, 2012	April 1, 2011	March 30, 2012
	(in thousands)
Net income including controlling interest	$82,482	$88,317	$169,247	$161,683
Other comprehensive income:
Foreign currency translation adjustment, net of tax	2,237	1,934	3,344	1,557
Unrealized losses on available-for-sale securities, net of tax	220	306	(656)	192
Comprehensive income	84,939	90,557	171,935	163,432
Less: comprehensive income attributable to controlling interest	(555)	(415)	(933)	(556)
Comprehensive income attributable to Dolby Laboratories, Inc.	$84,384	$90,142	$171,002	$162,876
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of the following:

	September 30, 2011	March 30, 2012
	(in thousands)
Accumulated foreign currency translation gains, net of tax of ($2,653) at September 30, 2011 and ($3,026) at March 30, 2012	$6,834	8,239
Accumulated unrealized gains on available-for-sale securities, net of tax of ($387) at September 30, 2011 and ($496) at March 30, 2012	699	891
Total accumulated other comprehensive income	$7,533	9,130

Stockholders' Equity and Controlling Interest
The following tables present the changes in total stockholders’ equity attributable to Dolby Laboratories, Inc. and the controlling interest:

	Dolby Laboratories, Inc.	Controlling Interest	Total
	(in thousands)
Balance at September 24, 2010	$1,473,737	$20,942	$1,494,679
Net income	168,448	799	169,247
Translation adjustments, net of taxes of ($301)	3,210	134	3,344
Unrealized losses on available-for-sale securities, net of taxes of $406	(656)	—	(656)
Stock-based compensation expense	22,111	—	22,111
Repurchase of common stock	(75,124)	—	(75,124)
Tax benefit from the exercise of stock options and vesting of restricted stock units	11,320	—	11,320
Common stock issued under employee stock plans, net of shares withheld for taxes	15,215	—	15,215
Balance at April 1, 2011	$1,618,261	$21,875	$1,640,136

	Dolby Laboratories, Inc.	Controlling Interest	Total
	(in thousands)
Balance at September 30, 2011	$1,663,513	$21,837	$1,685,350
Net income	161,279	404	161,683
Distributions to controlling interest	—	(13)	(13)
Translation adjustments, net of taxes of ($373)	1,405	152	1,557
Unrealized losses on available-for-sale securities, net of taxes of ($109)	192	—	192
Stock-based compensation expense	23,536	—	23,536
Repurchase of common stock	(86,149)	—	(86,149)
Tax benefit from the exercise of stock options and vesting of restricted stock units	(2,513)	—	(2,513)
Common stock issued under employee stock plans, net of shares withheld for taxes	3,524	—	3,524
Balance at March 30, 2012	$1,764,787	$22,380	$1,787,167

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
The following table sets forth the computation of basic and diluted earnings per share attributable to Dolby Laboratories, Inc.:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2011	March 30, 2012	April 1, 2011	March 30, 2012
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$82,061	$88,120	$168,448	$161,279
Denominator:
Weighted-average shares outstanding - basic	112,140	108,415	112,086	108,650
Potential common shares from options to purchase Class A and Class B common stock	1,015	521	1,206	445
Potential common shares from restricted stock units	191	234	243	147
Weighted-average shares outstanding - diluted	113,346	109,170	113,535	109,242
Net income per share attributable to Dolby Laboratories, Inc. - basic	$0.73	$0.81	$1.50	$1.48
Net income per share attributable to Dolby Laboratories, Inc. - diluted	$0.72	$0.81	$1.48	$1.48
Anti-dilutive options excluded from calculation	2,836	5,830	2,855	6,250
Anti-dilutive restricted stock units excluded from calculation	426	439	431	1,592

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

We license our technologies to OEMs and software vendors in 46 countries, and our licensees distribute products incorporating our technologies throughout the world. We sell our products and provide services in approximately 80 countries. In fiscal 2010, 2011, and the fiscal year-to-date period ended March 30, 2012, revenue from outside of the U.S. was 66%, 68%, and 68% of our total revenue, respectively. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed.
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
Licensing
Licensing revenue constitutes the majority of our total revenue, representing 77%, 83%, and 86% of total revenue in fiscal 2010, 2011, and the fiscal year-to-date period ended March 30, 2012, respectively.
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
Looking forward, we expect continued growth in the proportion of our licensing revenue we derive from non-optical disc sources. This will be driven partly by the maturity of optical disc as a method for delivering content, but also by the significant opportunities presented by digital broadcast and online distribution, as well as the inclusion of our technologies in the Windows 8 operating system to enable the playback of online content. We also see significant opportunities to offer encode/decode solutions in video and voice that leverage our expertise in signal processing, compression, and the capture and playback of content.
Our licensing revenue comes from the following markets and primarily from the inclusion of our technologies in the products indicated for each market:

•	Broadcast market: primarily televisions and set-top boxes

•	PC market: primarily DVD software players and Microsoft Windows operating systems

•	CE market: primarily DVD and Blu-ray Disc players and recorders, audio/video receivers, and home-theater-in-a-box systems

•	Other markets:

◦	Mobile – primarily cell phones and other mobile devices

◦	Gaming – primarily video game consoles

◦	Licensing services – primarily administration of joint licensing programs

◦	Automotive – primarily in-car DVD players
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
In the area of content creation and delivery, our technologies are included in DVD, Blu-ray Disc, and certain broadcast standards, and we are working to extend our technologies to online delivery services. Online content aggregators, including Netflix, Amazon, VUDU, Apple, HBO GO, Samsung’s Acetrax, and the Roxio Now platform, use our technologies to encode video and audio content. Leading music services such as Rhapsody and Omnifone use our audio encoding tools to deliver a rich music experience to their subscribers. In the second quarter of fiscal 2012, HBO adopted Dolby Digital Plus in its HBO GO service, for content delivered to select connected TVs. HBO will also offer Dolby Digital Plus in its HBO GO service, for content delivered to Blu-ray Disc players. In addition, Samsung is expected to offer Dolby Digital Plus surround sound audio through their Acetrax Video on Demand application during fiscal 2012.
Our broadcast market is driven by demand for our technologies in televisions and set-top boxes and represented approximately 27%, 31%, and 33% of our licensing revenue in fiscal 2010, 2011, and the fiscal year-to-date period ended March 30, 2012, respectively. Higher attach rates in the first half of fiscal 2012 drove increased revenue from both televisions and set-top boxes, relative to the same period in the prior year. We view the broadcast market as an area for potential continued growth, primarily in geographic markets outside of the U.S. We also view broadcast services, such as terrestrial broadcast or IPTV services, which operate under bandwidth constraints, as another area of opportunity for Dolby Digital Plus, HE AAC, and Dolby Pulse. These technologies enable the delivery of high quality audio content at reduced bit rates, thereby conserving bandwidth. We may not, however, be able to extend our current success in the broadcast market to these new opportunities.
Our PC market represented approximately 36%, 30%, and 28% of our licensing revenue in fiscal 2010, 2011, and the fiscal year-to-date period ended March 30, 2012, respectively. Our technologies are incorporated in the majority of PCs sold today, primarily because of the inclusion of DVD and Blu-ray Disc playback in the majority of PCs and the inclusion of Dolby technologies in the DVD and Blu-ray Disc standards.
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

In May 2012, we entered into an agreement with Microsoft under which Dolby Digital Plus 5.1 channel decoding and Dolby Digital two-channel encoding will be included in all PCs and tablets licensed to run the Windows 8 operating system. Under the arrangement, OEMs generally will be required to directly license and pay us a base royalty rate for the right to use the Dolby technologies included in Windows 8 installed on PCs and tablets for online and file-based content. OEMs will pay a higher per-unit royalty for Windows 8 PCs that also include optical disc playback functionality, which will be implemented by ISV applications. This higher rate is consistent with historical rates paid for the inclusion of Dolby disc playback software. We expect the majority of PCs to continue to ship with optical disc drives when Windows 8 is released and to include optical disc playback functionality.

We believe the Microsoft Windows 8 arrangement provides an easier way for OEMs to enable playback with our technologies of content delivered by online services and video in local files on the device. Given the anticipated release date of Windows 8, we do not expect any such change to have a material financial impact in fiscal 2012, as we expect that Microsoft will continue to license its Windows 7 operating systems with our technologies at least until the release of Windows 8. The ultimate financial impact of these licensing arrangements for Windows 8 on our licensing revenue is uncertain and will depend on several factors, including:

•	The extent and rate at which Windows 8 is adopted in the marketplace;

•	The extent to which OEMs include optical disc playback in Windows 8 devices;

•	The extent to which earlier versions of Microsoft operating systems, including Windows 7, continue to be licensed after the release of Windows 8;

•	Our ability to establish and extend licensing relationships directly with PC OEMs and ISVs;

•	The rate at which entertainment content shifts from optical disc media to online media, thus reducing the need for PCs to have optical disc drives and DVD and Blu-ray Disc software players; and

•	Our ability to extend the adoption of our technologies to online and mobile platforms.
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
Our CE market is driven primarily by revenue attributable to sales of DVD and Blu-ray Disc players and recorders and represented approximately 22%, 21%, and 20% of licensing revenue in fiscal 2010, 2011, and the fiscal year-to-date period ended March 30, 2012, respectively. Blu-ray Disc players continue to represent an important source of revenue within our CE market, as these players are required to include Dolby Digital technology for primary audio content and our Dolby Digital Plus technology for secondary audio content. In addition, our Dolby TrueHD technology is an optional audio standard for Blu-ray Disc. Sales of DVD players are declining, as a result of the maturity of the DVD platform and a shift to Blu-ray Disc players; however, our revenue from sales of Blu-ray Disc players in recent quarters has not offset this decline. In the first half of fiscal 2012, we continued to see reductions in reported units of DVD players incorporating our technologies, as well as a slowing growth rate in the market for Blu-ray Disc players.
Revenue generated from our other markets includes revenue attributable to mobile, gaming, licensing services, and automotive, and represented approximately 15%, 18%, and 19% of licensing revenue in fiscal 2010, 2011, and the fiscal year-to-date period ended March 30, 2012, respectively. Mobile revenue is primarily driven by demand for the Dolby Digital Plus, AAC, Dolby Mobile, and Dolby Digital. We view the mobile device market as an area of opportunity for us to increase revenue; however, actual results may differ from our expectations. Revenue attributable to gaming and automotive is primarily driven by sales of video game consoles and in-car entertainment systems, respectively, that incorporate our Dolby Digital, Dolby Digital Plus, AAC, Dolby TrueHD, and ATRAC technologies. Licensing services revenue, from administration of joint licensing programs, is primarily driven by demand for standards-based audio compression technologies for broadcast, PC, CE, and mobile products.
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
Revenue from Microsoft represented approximately 14% of our total revenue in the second quarter of fiscal 2012 and the fiscal year-to-date period ended March 30, 2012, and included licensing revenue from our PC, CE, and other markets.
We continue to monitor the effects of the 2011 flooding and recent earthquake in Thailand to determine any potential risks of disruption that would adversely affect our operating results. While we do not expect the catastrophe to have a material adverse effect on our financial position or results of operations, the impact on our licensees’ global supply chains remains uncertain.

Products
Products revenue is driven primarily by sales of equipment to cinema operators and broadcasters and represented 20%, 14%, and 11% of our total revenue in fiscal 2010, 2011, and the fiscal year-to-date period ended March 30, 2012, respectively.
Our cinema products represented approximately 90%, 87%, and 86% of total products revenue in fiscal 2010, 2011, and the fiscal year-to-date period ended March 30, 2012, respectively. Sales of our cinema products tend to fluctuate based on underlying trends in the cinema industry, including the popularity of individual movies, as cinema owners often purchase equipment to meet expected box office demand.
The cinema industry is in the midst of a transition from traditional film to digital cinema, and we estimate that the industry is more than halfway through this transition. Digital cinema offers motion picture studios a means to save costs in printing and distributing movies, combat piracy, and enable repeated movie playback without degradation in image and audio quality. Our cinema products include our Dolby Digital Cinema screen server and central library server, for the storage and playback of digital content, and our digital audio processor, which provides audio control for our digital cinema servers. We expect that most cinema owners who are either constructing new theaters or upgrading existing theaters will choose digital cinema products over traditional film cinema products. However, our competitive position in the digital cinema market is not as strong as our position in the traditional film cinema market. For example, digital cinema specifications are based on open standards which, unlike traditional cinema standards, do not include our proprietary audio technologies. Furthermore, we are facing more pricing and other competitive pressures for our digital cinema products than we experience for our traditional film cinema products.
Digital cinema standards are defined by the Digital Cinema Initiative (“DCI”) specifications, and we have developed software for our currently available digital cinema server that is DCI compliant. This software was made commercially available during fiscal 2012. We do not have significant contractual provisions arising from the sale of products relating to DCI compliance that would require additional performance from us other than making the software update available to our customers.
Several of our competitors have introduced digital cinema products that support the playback of high frame rate content and also support presentation of movies with higher resolution “4K” digital cinema projectors. We are developing a 4K and high frame rate solution and expect to make it available in fiscal 2012. If we are unable to provide such a solution with a market competitive feature set and price, our results of operations could be adversely affected.
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
Our broadcast products represented approximately 9%, 10%, and 11% of products revenue in fiscal 2010, 2011, and the fiscal year-to-date period ended March 30, 2012, respectively. Our broadcast products are used to encode, transmit, and decode multiple channels of high quality audio content for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming.
In fiscal 2011, we began selling our Professional Reference Monitor product, a flat-panel video reference display for video professionals. These video professionals use the monitor for color critical tasks, such as calibrating color accuracy to professional reference standards. Our Professional Reference Monitor uses our dynamic range imaging technologies, which enhance contrast and extend brightness and dynamic range, while reducing power consumption in LED backlit LCD televisions. We do not anticipate generating significant revenue from this product in fiscal 2012.
Services
Services revenue represented approximately 3% of total revenue in each of fiscal 2010, 2011, and the fiscal year-to-date period ended March 30, 2012. The level of our services revenue is primarily tied to activity in the cinema industry, and in particular, to the number of movies being produced and distributed by studios and independent filmmakers. Several factors influence the number of movies produced in a given fiscal period, including strikes and work stoppages within the cinema industry, as well as tax incentive arrangements provided by many governments to promote local filmmaking.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. GAAP and SEC rules and regulations require us to use accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements, and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy or estimate to be critical if it is both important to a company’s financial condition and/or results of operations and requires significant judgment on the part of management in its application. On a regular basis, we evaluate our assumptions, judgment, and estimates. We have discussed the selection and development of the critical accounting policies and estimates with the audit committee of our board of directors. There have been no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2011. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from these estimates.
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
We account for the majority of our digital cinema server sales as ME arrangements that may include up to three separate units, or elements, of accounting. The first element consists of our digital cinema server hardware and the accompanying software, which is essential to the functionality of the hardware. This element is typically delivered at the time of sale. The second element is the right to receive support and maintenance, which is included with the purchase of the hardware element and is typically delivered over a service period subsequent to the initial sale. The third element is the right to receive specified upgrades, which is included with the purchase of the hardware element and is typically delivered when a specified upgrade is available, subsequent to the initial sale. The application of the revenue accounting standards to our digital cinema server sales typically results in the allocation of a substantial majority of the arrangement fees to the delivered hardware element based on its ESP, relative to the VSOE or ESP of the other elements, which we recognize as revenue at the time of sale. A small portion of the arrangement fees is allocated to the undelivered support and maintenance element, and in some cases to the undelivered specified upgrade element, based on the VSOE or ESP of each element. The portion of the arrangement fees allocated to the support and maintenance element is recognized as revenue ratably over the estimated service period and the portion of the arrangement fees allocated to specified upgrades is recognized as revenue upon delivery of the upgrade.
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
Prior to our annual goodwill impairment test in the third quarter of fiscal 2012, we will early adopt the provisions of ASU 2011-08, as described in Note 2 “Summary of Significant Accounting Policies” to our condensed consolidated financial statements. We do not expect the adoption of ASU 2011-08 to have a material impact on our consolidated financial statements.
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
Recently Issued Accounting Standards
There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.
Results of Operations
Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	April 1, 2011	March 30, 2012	$	%	April 1, 2011	March 30, 2012	$	%
	($ in thousands)
Licensing	$214,627	$225,349	$10,722	5%	$402,803	$424,973	$22,170	6%
Percentage of total revenue	86%	87%			82%	86%
Products	26,347	27,228	881	3%	72,374	53,628	(18,746)	(26)%
Percentage of total revenue	11%	10%			15%	11%
Services	9,052	7,682	(1,370)	(15)%	17,561	15,036	(2,525)	(14)%
Percentage of total revenue	3%	3%			3%	3%
Total revenue	$250,026	$260,259	$10,233	4%	$492,738	$493,637	$899	0%
Licensing. The 5% increase in licensing revenue from the second quarter of fiscal 2011 to the second quarter of fiscal 2012 was primarily driven by increases in revenue from our broadcast and other markets, partially offset by a decrease in our PC market. The increase in revenue from our broadcast market was primarily driven by higher shipments in the second quarter of fiscal 2012 of televisions and digital set-top boxes that incorporate our technologies. The increase in revenue from our other markets was primarily driven by increased sales of mobile devices incorporating our Dolby Digital Plus and Dolby Digital technologies. The decrease in revenue from our PC market was primarily driven by lower reported units of Windows 7-based PCs and ISV decoders.
The 6% increase in licensing revenue from the fiscal year-to-date period ended April 1, 2011 to the fiscal year-to-date period ended March 30, 2012 was primarily driven by increases in revenue from our broadcast and other markets, partially offset by decreases in our CE and PC markets. The increases in revenue from broadcast and other markets are due to the same reasons described above. The decrease in our CE market was primarily driven by lower reported units of standard DVD players, while the decrease in revenue from our PC market was due to the same reasons described above.
Products. The 3% increase in products revenue from the second quarter of fiscal 2011 to the second quarter of fiscal 2012 was primarily driven by an increase in revenue from our digital cinema video and audio products, partially offset by decreases in revenue from our traditional cinema products and 3D products. Increases in our digital cinema products revenue in the second quarter of fiscal 2012 resulted primarily from a release of deferred revenue related to DCI compliance for digital cinema video products, as well as increased unit shipments of our digital cinema audio and video products. Decreases in our 3D products and traditional cinema are primarily due to lower unit shipments and reduced pricing.
The 26% decrease in products revenue from the fiscal year-to-date period ended April 1, 2011 to the fiscal year-to-date period ended March 30, 2012 was primarily driven by a decrease in revenue from our 3D products, and to a lesser extent, by a decrease in revenue from our traditional cinema products, as described above.
Services. The 15% decrease in services revenue from the second quarter of fiscal 2011 to the second quarter of fiscal 2012 was primarily attributable to decreases in production services revenue and virtual print fees, which were generated from certain leased digital cinema assets, as we discontinued this program in fiscal 2011. These decreases were partially offset by an increase in maintenance and support services.
The 14% decrease in services revenue from the fiscal year-to-date period ended April 1, 2011 to the fiscal year-to-date period ended March 30, 2012 was due to the same reasons discussed above.
Gross Margin

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	April 1, 2011	March 30, 2012	April 1, 2011	March 30, 2012
	($ in thousands)
Cost of licensing	$5,771	$3,303	$9,732	$6,631
Licensing gross margin percentage	97%	99%	98%	98%
Cost of products	20,031	17,635	42,229	31,523
Products gross margin percentage	24%	35%	42%	41%
Cost of services	2,655	2,654	5,635	5,848
Services gross margin percentage	71%	65%	68%	61%
Total gross margin percentage	89%	91%	88%	91%
Licensing Gross Margin. We license intellectual property to our customers that may be internally developed, acquired by us, or licensed from third parties. Our cost of licensing consists principally of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Our cost of licensing also includes third-party royalty obligations paid to license intellectual property that we then sublicense to our customers. Licensing gross margin increased two points from the second quarter of fiscal 2011 to the second quarter of fiscal 2012, as a previously acquired intangible asset was fully amortized in fiscal 2011. Licensing gross margin remained flat from the fiscal year-to-date period ended April 1, 2011 to the fiscal year-to-date period ended March 30, 2012.
Products Gross Margin. Cost of products primarily consists of the cost of materials related to the products sold, applied labor, manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Our cost of products also includes third-party royalty obligations paid to license intellectual property that we then include in our products. Products gross margin increased 11 points from the second quarter of fiscal 2011 to the second quarter of fiscal 2012. This increase is primarily due to the recognition of previously deferred product sales related to DCI compliance and 3D kit sales, as well as lower discrete charges recorded in the second quarter of fiscal 2012 compared to the same quarter of fiscal 2011. These increases were partially offset by price reductions on our 3D and digital cinema audio products.

Products gross margin decreased one point from the fiscal year-to-date period ended April 1, 2011 to the fiscal year-to-date period ended March 30, 2012. This decrease was primarily due to decreased unit sales of 3D products and price reductions in digital cinema audio and video products. This decrease was partially offset by the recognition of previously deferred product sales related to DCI compliance and 3D kit sales and lower discrete charges in the fiscal year-to-date period ended March 30, 2012, as discussed above.
Services Gross Margin. Cost of services primarily consists of compensation and benefits expenses for employees performing our professional services and the cost of outside consultants. Services gross margin decreased six points from the second quarter of fiscal 2011 to the second quarter of fiscal 2012 due to decreased revenues which were not fully offset by decreased costs, as well as a decrease in virtual print fees, which had relatively higher gross margins.
Services gross margin decreased seven points from the fiscal year-to-date period ended April 1, 2011 to the fiscal year-to-date period ended March 30, 2012 due to the same reasons discussed above.

Operating Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date ended		Change
	April 1, 2011	March 30, 2012	$	%	April 1, 2011	March 30, 2012	$	%
	($ in thousands)
Research and development	$28,399	$34,236	$5,837	21%	$56,726	$67,062	$10,336	18%
Percentage of total revenue	11%	13%			12%	13%
Sales and marketing	37,545	43,194	5,649	15%	75,762	86,210	10,448	14%
Percentage of total revenue	15%	17%			15%	17%
General and administrative	35,155	37,281	2,126	6%	72,197	72,746	549	1%
Percentage of total revenue	14%	14%			15%	14%
Restructuring charges, net	—	910	910	100%	785	1,278	493	63%
Percentage of total revenue	n/a	n/a			n/a	n/a
	$101,099	$115,621	$14,522	14%	$205,470	$227,296	$21,826	11%

The fiscal periods presented herein include the 13 week periods ended April 1, 2011 and March 30, 2012, and the 27 week period ended April 1, 2011 and the 26 week period ended March 30, 2012.
Research and Development. Research and development expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, consulting and contract labor costs, depreciation and amortization expenses, facilities costs, and information technology expenses. The 21% increase in research and development expenses from the second quarter of fiscal 2011 to the second quarter of fiscal 2012 was primarily driven by increases in compensation and benefits expenses related to increased headcount, as well as higher facilities and related costs resulting from worldwide expansion.

The 18% increase in research and development expenses from the fiscal year-to-date period ended April 1, 2011 to the fiscal year-to-date period ended March 30, 2012 was due to the same reasons discussed above.
Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, marketing and promotional expenses, travel-related expenses for our sales and marketing functions, facilities costs, depreciation and amortization expenses, and information technology expenses. Sales and marketing expenses increased 15% from the second quarter of fiscal 2011 to the second quarter of fiscal 2012, primarily driven by increases in compensation and benefits expenses related to increased headcount, as well as higher consulting costs, and facilities costs resulting from worldwide expansion. These increases were partially offset by increased settlements from implementation licensees in the second quarter of fiscal 2012, which are recorded as an offset to sales and marketing expenses.

The 14% increase in sales and marketing expenses from the fiscal year-to-date period ended April 1, 2011 to the fiscal year-to-date period ended March 30, 2012 was primarily driven by increases in compensation and benefits expenses related to increased headcount, stock-based compensation, and increased facilities costs resulting from worldwide expansion. Additionally, increased settlements from implementation licensees in fiscal 2012 partially offset the increases noted above, which are recorded as an offset to sales and marketing expenses.
General and Administrative. General and administrative expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, depreciation, information technology expenses, and facilities costs. The 6% increase in general and administrative expenses from the second quarter of fiscal 2011 to the second quarter of fiscal 2012 was primarily due to increases in compensation and benefits expenses related to increased headcount and increases in professional services, partially offset by decreases in consulting and contract labor costs.

The 1% increase in general and administrative expenses from the fiscal year-to-date period ended April 1, 2011 to the fiscal year-to-date period ended March 30, 2012 was due to the same reasons discussed above. In addition, stock-based compensation expenses decreased in the first quarter of fiscal 2012, due to recognition in the first quarter of fiscal 2011 of expense upon the accelerated vesting of equity awards granted to a former employee under a separation agreement.
Restructuring Charges, net. Restructuring charges for the second quarter of fiscal 2012 and the fiscal year-to-date period ended March 30, 2012 include severance and other associated costs attributable to the strategic restructuring program we initiated in the fourth quarter of fiscal 2011. For additional details, see Note 6 “Restructuring” to our condensed consolidated financial statements.
Other Income, Net

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date ended		Change
	April 1, 2011	March 30, 2012	$	%	April 1, 2011	March 30, 2012	$	%
	($ in thousands)
Interest income	$1,953	$1,414	$(539)	(28)%	$3,567	$3,151	$(416)	(12)%
Interest expense	(85)	(5)	80	94%	(368)	(31)	337	92%
Other income, net	156	60	(96)	(62)%	689	260	(429)	(62)%
Total other income, net	$2,024	$1,469	$(555)	(27)%	$3,888	$3,380	$(508)	(13)%
Other income, net, primarily consists of interest income earned on cash, cash equivalents, and investments, as well as net gains/losses from foreign currency transactions.
Income Taxes

	Fiscal Quarter Ended		Fiscal Year-to-Date ended
	April 1, 2011	March 30, 2012	April 1, 2011	March 30, 2012
	($ in thousands)
Provision for income taxes	$40,012	$34,198	$64,313	$64,036
Effective tax rate	33%	28%	28%	28%
Our effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate was 33% and 28% for the second quarters of fiscal 2011 and fiscal 2012, respectively, and 28% and 28% for the fiscal year-to-date periods ended April 1, 2011 and March 30, 2012, respectively.
Our estimated fiscal year 2012 tax provision reflects additional benefits from our election to indefinitely reinvest a portion of our undistributed earnings in a foreign subsidiary. We also benefited from a change in the State of California apportionment sourcing rules, which became effective in the first quarter of fiscal 2012. These benefits were partially offset by the expiration of the federal research and development tax credits, effective from the first quarter of fiscal 2012, which resulted in an increase to our effective tax rate.
In the fiscal year-to-date period ended April 1, 2011, we completed the restructuring of our international operations, which resulted in the release of a deferred tax liability of $11.0 million related to the amortization of an intangible asset from a prior year acquisition, thereby lowering our effective tax rate for that period.

Liquidity, Capital Resources, and Financial Condition

	September 30, 2011	March 30, 2012
	(in thousands)
Cash and cash equivalents	$551,512	$747,988
Short-term investments	391,281	350,735
Long-term investments	272,797	209,804
Accounts receivable, net	61,815	57,762
Accounts payable and accrued liabilities	127,922	113,689
Working capital(a)	999,213	1,144,207

	April 1, 2011	March 30, 2012
	(in thousands)
Net cash provided by operating activities	$171,591	$214,669
Capital expenditures (b)	(19,551)	(30,450)
Repurchase of common stock	(75,124)	(86,149)
Net cash provided by/(used in) investing activities	(149,735)	64,410
Net cash used in financing activities	(48,604)	(82,200)
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
Net cash provided by operating activities increased $43.1 million from the fiscal year-to-date period ended April 1, 2011 to the fiscal year-to-date period ended March 30, 2012, primarily due to the following:

•	An increase in the cash flows from collections of accounts receivable from the fiscal year-to-date period ended April 1, 2011 to the fiscal year-to-date period ended March 30, 2012; and

•	Increases in cash flows from other changes in operating assets and liabilities; partially offset by

•	A decrease in net income.
Net cash provided by investing activities increased $214.1 million from the fiscal year-to-date period ended April 1, 2011 to the fiscal year-to-date period ended March 30, 2012, primarily due to the following:

•	A decrease in purchases of available-for-sale securities; offset by

•	A decrease in proceeds from the sales and maturities of available-for-sale securities; and

•	A decrease in capital expenditures due to significant worldwide expansion in the first half of fiscal 2011.
Net cash used in financing activities increased $33.6 million from the fiscal year-to-date period ended April 1, 2011 to the fiscal year-to-date period ended March 30, 2012, primarily due to the following:

•	A decrease in net proceeds from the exercise of stock options and the related tax benefit; and

•	An increase in share repurchases of our Class A common stock.

Off-Balance-Sheet and Contractual Obligations
Our liquidity is not dependent on the use of off-balance sheet financing arrangements.
There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended September 30, 2011. For additional details regarding our contractual obligations, see Note 9 “Commitments and Contingencies” to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling approximately $1.3 billion at March 30, 2012. This amount was invested primarily in money market funds, corporate notes and bonds, municipal debt securities, and U.S. agency securities. Our investment policy and strategy are focused on the preservation of capital and on supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes, nor do we use leveraged financial instruments. Our holdings of cash and cash equivalents and marketable securities, the majority of which are managed by external managers, meet the guidelines of our investment policy. We invest in highly rated securities with a minimum credit rating of A- and our policy limits the amount of credit exposure to any one issuer other than the U.S. government. At March 30, 2012, our weighted-average portfolio credit quality was AA and the weighted-average duration of our investment portfolio was less than one year.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of March 30, 2012, a hypothetical change in interest rates of 1% would have approximately a $4.0 million impact, and a change of 0.5% would have approximately a $2.0 million impact on the carrying value of our portfolio.
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

We enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure, in an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our condensed consolidated statements of operations. Our foreign currency forward contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 30, 2011 and March 30, 2012, the outstanding derivative instruments had maturities of 30 days or less and the total notional amounts of outstanding contracts were $4.7 million and $10.1 million, respectively. The fair values of these contracts were nominal as of September 30, 2011 and March 30, 2012, and were included in prepaids and other current assets and other accrued liabilities on our consolidated balance sheets.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of March 30, 2012. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $1.0 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $1.0 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Licensing revenue constitutes the majority of our total revenue, representing 77%, 83%, and 86% in fiscal 2010, 2011, and the fiscal year-to-date period ended March 30, 2012, respectively. We do not manufacture consumer entertainment products ourselves and we depend on licensees and customers, including software vendors and original equipment manufacturers (“OEM”), to incorporate our technologies into their products.
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
We continue to monitor the effects of the 2011 flooding and recent earthquake in Thailand to determine any potential risks of disruption that would adversely affect our operating results. While we do not expect the catastrophes to have a material adverse effect on our financial position or results of operations, the impact on our licensees’ global supply chains remains uncertain.
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

In May 2012, we entered into an agreement with Microsoft relating to the inclusion of Dolby Digital Plus decoding and Dolby Digital Consumer Encoder in the Windows 8 operating system. There are no assurances that we will derive as much licensing revenue under this model as we did under our prior licensing arrangements with Microsoft. The ultimate financial impact of these licensing arrangements for Windows 8 on our licensing revenue is subject to various risks, including:

•	The extent and rate at which Windows 8 is adopted in the marketplace;

•	The extent to which OEMs include optical disc playback in Windows 8 devices;

•	The extent to which earlier versions of Microsoft operating systems, including Windows 7, continue to be licensed after the release of Windows 8;

•	Our ability to establish and extend licensing relationships directly with PC OEMs and ISVs;

•	The rate at which entertainment content shifts from optical disc media to online media, thus reducing the need for PCs to have optical disc drives and DVD and Blu-ray Disc software players; and

•	Our ability to extend the adoption of our technologies to online and mobile platforms and devices.

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
As cinema exhibitors have constructed new theaters or upgraded existing theaters, they have generally chosen digital cinema over traditional film cinema and we expect this trend to continue. Digital cinema, which is based on open standards, does not include our proprietary audio technologies. As the cinema industry continues to adopt digital cinema, the demand for our traditional film cinema products and services has declined significantly and we anticipate that the demand for film based products will decline in future periods. Furthermore, exhibitors adopting digital cinema can choose from multiple digital cinema playback servers and audio processors, many of which may not contain our technologies, and our competitive position in the digital cinema market is not as strong as our position in the traditional film cinema market. Decreases in demand for our traditional film cinema products and services accompanied by decreases in revenue from digital cinema products and services would adversely affect our revenue stream from the cinema industry.
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
As of March 30, 2012, we had nearly 2,600 individual issued patents and over 2,500 pending patent applications in over 90 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through November 2032. Of these, 13 patents are scheduled to expire in the remainder of calendar year 2012, 30 patents are scheduled to expire in calendar year 2013 and 91 patents are scheduled to expire in calendar year 2014. Patents relating to our Dolby Digital technologies, from which we principally derive our licensing revenue, have begun to expire and the remaining patents relating to this technology generally expire between now and 2017. Additional patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2018 and 2026. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire between now and 2021.
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

•
If we encounter delays in the development of our 4K digital cinema or high frame rate content solutions or if we are unable to provide a solution with a market competitive feature set and price, our results of operations could be adversely affected;

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
We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2010, 2011, and the fiscal year-to-date period ended March 30, 2012, revenue from outside the U.S. was 66%, 68%, and 68% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide.
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
Our business is dependent upon protecting our patents, trademarks, trade secrets, copyrights, and other intellectual property rights. Licensing revenue represented 77%, 83%, and 86% of our total revenue in the fiscal years 2010, 2011, and the fiscal year-to-date period ended March 30, 2012, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.
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
At March 30, 2012, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 57,034,000 shares of our Class B common stock. As of March 30, 2012, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99.7% of our outstanding Class B common stock, which in the aggregate represented approximately 91.7% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As previously announced, Ray Dolby as Trustee of the Ray Dolby Trust under the Dolby Family Trust Instrument dated May 7, 1999 adopted a Rule 10b5-1 trading plan in the second quarter of fiscal 2011 to sell a total of up to 3 million shares of the Company’s Class A common stock (or approximately 5.1% of Ray Dolby’s direct and indirect holdings at the time) in compliance with Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Sales under the trading plan commenced in May 2011 are based on pre-established stock price thresholds, and are subject to daily volume limits. The trading plan will expire once all of the shares have been sold or on May 31, 2012, whichever is earlier. We cannot predict the effect the trading plan sales may have on the future trading prices of our Class A common stock. As of March 30, 2012, we had a total of 107,468,383 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.
As of March 30, 2012, our directors and executive officers beneficially held 57,044,000 shares of Class B common stock, 184,299 shares of Class A common stock, vested options to purchase 20,000 shares of Class B common stock and vested options to purchase 763,937 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
In the fiscal quarter ended March 30, 2012, we issued an aggregate of 23,060 shares of our Class B common stock to certain employees, officers, and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of less than $0.1 million in the fiscal quarter ended March 30, 2012, as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of March 30, 2012, options to purchase an aggregate of 231,284 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding the Company’s purchases of its Class A Common stock, $0.001 par value per share, during the second quarter of fiscal 2012:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
December 31, 2011 - January 27, 2012	83,805	$33.56	83,805	$ 337.5 million
January 28, 2012 - February 24, 2012	390,580	38.81	390,580	422.3 million
February 25, 2012 - March 30, 2012	1,101,506	38.21	1,101,506	380.2 million
Total	1,575,891		1,575,891

(1)	Excludes commission costs.

(2)
Shares of Class A common stock were purchased under a $250.0 million stock repurchase program announced on November 3, 2009, which was subsequently increased by $300.0 million, $250.0 million, and $100.0 million announced on July 27, 2010, August 4, 2011, and February 8, 2012, respectively. The stock repurchase program does not have an expiration date. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate.

(3)	Amounts shown in this column reflect amounts remaining under the stock repurchase program.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10.1*	Consulting Agreement by and between David Dolby and Dolby Laboratories, Inc.
10.2*	Summary of Murray Demo Fiscal 2012 Cash Incentive Arrangement
10.3*	Offer Letter dated March 22, 2012, by and between Lewis Chew and Dolby Laboratories, Inc.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema Document
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF‡	XBRL Extension Definition
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document
* Denotes a management contract or compensatory arrangement
‡ Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 8, 2012

DOLBY LABORATORIES, INC.

By:	/s/ Murray J. Demo
Murray J. Demo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)