Form 10-Q
period 2012-06-29
Dolby Laboratories, Inc.
filed 2012-08-08
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2012
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 19, 2012 the registrant had 47,612,218 shares of Class A common stock, par value $0.001 per share, and 57,098,489 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2011	June 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$551,512	$670,408
Short-term investments	391,281	322,399
Accounts receivable, net of allowance of $2,466 at September 30, 2011 and $1,876 at June 29, 2012	61,815	46,034
Inventories	26,244	12,760
Deferred taxes	90,869	89,983
Prepaid expenses and other current assets	36,877	27,447
Total current assets	1,158,598	1,169,031
Long-term investments	272,797	295,950
Property, plant and equipment, net	117,107	140,127
Intangible assets, net	51,573	42,115
Goodwill	263,260	263,536
Deferred taxes	14,779	22,157
Other non-current assets	6,273	20,639
Total assets	$1,884,387	$1,953,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,887	$12,596
Accrued liabilities	117,035	111,596
Income taxes payable	4,762	3,147
Deferred revenue	26,701	25,099
Total current liabilities	159,385	152,438
Long-term deferred revenue	15,526	16,878
Deferred taxes	671	615
Other non-current liabilities	23,455	32,562
Total liabilities	199,037	202,493
Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: 51,860,546 shares issued and outstanding at September 30, 2011 and 48,143,047 at June 29, 2012	52	48
Class B common stock, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 57,559,554 shares issued and outstanding at September 30, 2011 and 57,098,489 at June 29, 2012	58	57
Additional paid-in capital	210,681	64,969
Retained earnings	1,445,189	1,657,997
Accumulated other comprehensive income	7,533	5,897
Total stockholders’ equity – Dolby Laboratories, Inc.	1,663,513	1,728,968
Controlling interest	21,837	22,094
Total stockholders’ equity	1,685,350	1,751,062
Total liabilities and stockholders’ equity	$1,884,387	$1,953,555
See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2011	June 29, 2012	July 1, 2011	June 29, 2012
Revenue:
Licensing	$181,790	$178,436	$584,593	$603,409
Products	28,395	22,132	100,769	75,760
Services	8,814	7,304	26,375	22,340
Total revenue	218,999	207,872	711,737	701,509
Cost of revenue:
Cost of licensing	4,095	2,892	13,827	9,523
Cost of products	20,320	14,529	62,549	46,052
Cost of services	3,518	3,610	9,153	9,458
Total cost of revenue	27,933	21,031	85,529	65,033
Gross margin	191,066	186,841	626,208	636,476
Operating expenses:
Research and development	34,086	35,123	90,812	102,185
Sales and marketing	36,726	46,819	112,488	133,029
General and administrative	32,397	36,859	104,594	109,605
Restructuring charges / (credits), net	(48)	(85)	737	1,193
Total operating expenses	103,161	118,716	308,631	346,012
Operating income	87,905	68,125	317,577	290,464
Interest income	1,670	1,513	5,237	4,664
Interest expense	690	(26)	322	(57)
Other income, net	186	709	875	969
Income before income taxes	90,451	70,321	324,011	296,040
Provision for income taxes	(28,404)	(18,915)	(92,717)	(82,951)
Net income including controlling interest	62,047	51,406	231,294	213,089
Less: net (income) / loss attributable to controlling interest	(299)	123	(1,098)	(281)
Net income attributable to Dolby Laboratories, Inc.	$61,748	$51,529	$230,196	$212,808
Earnings per share attributable to Dolby Laboratories, Inc.:
Basic	$0.55	$0.48	$2.06	$1.97
Diluted	$0.55	$0.48	$2.03	$1.96
Weighted-average shares outstanding:
Basic	111,494	106,328	111,893	107,876
Diluted	112,349	107,202	113,165	108,493
Related party rent expense included in general and administrative expenses	$343	$343	$1,029	$1,029
Related party rent expense included in net income attributable to controlling interest	$748	$732	$2,056	$2,118
See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-to-Date Ended
	July 1, 2011	June 29, 2012
Operating activities:
Net income including controlling interest	$231,294	$213,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,975	31,189
Stock-based compensation	32,916	34,243
Amortization of premium on investments	12,375	13,280
Excess tax benefit from exercise of stock options	(12,643)	(941)
Provision for doubtful accounts	828	449
Deferred income taxes	1,573	(7,075)
Payment on litigation settlement	(3,000)	—
Other non-cash items affecting net income	175	38
Changes in operating assets and liabilities:
Accounts receivable	14,065	15,359
Inventories	4,927	5,275
Prepaid expenses and other assets	(6,718)	582
Accounts payable and other liabilities	(27,394)	874
Income taxes, net	6,386	6,857
Deferred revenue	5,400	(221)
Net cash provided by operating activities	294,159	312,998
Investing activities:
Purchases of available-for-sale securities	(454,795)	(431,894)
Proceeds from sales of available-for-sale securities	169,419	261,520
Proceeds from maturities of available-for-sale securities	176,200	202,915
Purchases of property, plant and equipment	(30,334)	(50,225)
Acquisitions, net of cash acquired	(3,350)	(575)
Purchases of intangible assets	—	(350)
Proceeds from sales of property, plant and equipment and assets held for sale	3,077	988
Net cash used in investing activities	(139,783)	(17,621)
Financing activities:
Proceeds from issuance of common stock, net of shares withheld for taxes	22,920	12,816
Repurchase of common stock	(142,500)	(189,959)
Excess tax benefit from exercise of stock options	12,643	941
Net cash used in financing activities	(106,937)	(176,202)
Effect of foreign exchange rate changes on cash and cash equivalents	1,304	(279)
Net increase in cash and cash equivalents	48,743	118,896
Cash and cash equivalents at beginning of period	545,861	551,512
Cash and cash equivalents at end of period	$594,604	$670,408
Supplemental disclosure:
Cash paid for income taxes	$84,689	$83,185
Cash paid for interest	242	8
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
The results for the fiscal quarter and fiscal year-to-date period ended June 29, 2012 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 28, 2012.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended July 1, 2011 and June 29, 2012, and the 40 week period ended July 1, 2011 and the 39 week period ended June 29, 2012. Our fiscal year ended September 30, 2011 (fiscal 2011) consisted of 53 weeks, while our fiscal year ending September 28, 2012 (fiscal 2012) consists of 52 weeks.
Reclassifications
We have reclassified certain prior period amounts within our condensed consolidated financial statements and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, or net income.

2.  Summary of Significant Accounting Policies
Recently Issued Accounting Standards
In June 2011 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”). This new accounting standard: (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, (2) requires the consecutive presentation of the statement of net income and other comprehensive income, and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, with early adoption permitted. In December 2011 the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update temporarily defers the effective date of the requirement for presentation of reclassification adjustments, as described above. ASU 2011-05 will be effective for our fiscal year beginning September 29, 2012. As this new standard only requires enhanced disclosure, the adoption of ASU 2011-05 will not impact our financial position or results of operations.
In September 2011 the FASB issued ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”). This new accounting standard simplifies goodwill impairment tests and states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted the provisions of this accounting standard for the goodwill impairment test that was performed in the third quarter of fiscal 2012. The adoption of ASU 2011-08 did not have a material impact on our condensed consolidated financial statements.
Other than the adoption of the standard described above, there have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2011.

3.  Composition of Certain Financial Statement Captions
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consist of the following:

	September 30, 2011	June 29, 2012
	(in thousands)
Cash and cash equivalents:
Cash	$394,474	$491,857
Cash equivalents:
Money market funds	142,038	128,001
U.S. agency securities	15,000	—
Commercial paper	—	41,550
Municipal debt securities	—	9,000
Total cash and cash equivalents	551,512	670,408
Short-term investments:
U.S. agency securities	8,074	9,048
Commercial paper	—	5,197
Corporate bonds	52,645	77,166
Municipal debt securities	330,562	230,988
Total short-term investments	391,281	322,399
Long-term investments:
U.S. agency securities	6,845	15,018
Corporate bonds	124,313	93,275
Municipal debt securities	141,639	187,657
Total long-term investments	272,797	295,950
Total cash, cash equivalents, and investments	$1,215,590	$1,288,757

Our investment portfolio, which is recorded as cash equivalents, short-term investments, and long-term investments, consists of the following:

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Money market funds	$142,038	$—	$—	$142,038
U.S. agency securities	29,858	65	(4)	29,919
Corporate bonds	177,129	316	(487)	176,958
Municipal debt securities	471,005	1,251	(55)	472,201
Cash equivalents and investments	$820,030	$1,632	$(546)	$821,116

	June 29, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Money market funds	$128,001	$—	$—	$128,001
U.S. agency securities	24,046	25	(5)	24,066
Commercial paper	46,747	—	—	46,747
Corporate bonds	169,980	518	(57)	170,441
Municipal debt securities	427,175	612	(142)	427,645
Cash equivalents and investments	$795,949	$1,155	$(204)	$796,900
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
The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position:

	September 30, 2011
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$3,997	$(4)	$—	$—	$3,997	$(4)
Corporate bonds	87,613	(487)	—	—	87,613	(487)
Municipal debt securities	79,466	(52)	2,081	(3)	81,547	(55)
Total	$171,076	$(543)	$2,081	$(3)	$173,157	$(546)

	June 29, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$3,998	$(5)	$—	$—	$3,998	$(5)
Corporate bonds	$38,757	$(56)	$2,061	$(1)	$40,818	$(57)
Municipal debt securities	207,419	(141)	2,500	(1)	209,919	(142)
Total	$250,174	$(202)	$4,561	$(2)	$254,735	$(204)
The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of June 29, 2012, we owned 93 securities that were in an unrealized loss position. We do not intend to sell, nor do we believe we will need to sell, these securities before we recover the associated unrealized losses. We do not consider any portion of the unrealized losses at September 30, 2011 or June 29, 2012 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
The following table summarizes the amortized cost and estimated fair value of short-term and long-term available-for-sale investments based on stated maturities:

	June 29, 2012
	Amortized Cost	Fair Value
	(in thousands)
Due within 1 year	$321,958	$322,399
Due in 1 to 2 years	169,046	169,453
Due in 2 to 3 years	126,394	126,497
Total	$617,398	$618,349

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2011	June 29, 2012
	(in thousands)
Raw materials	$10,821	$4,803
Work in process	2,942	153
Finished goods	12,481	7,804
Inventories	$26,244	$12,760

The primary driver of the decrease in inventories from September 30, 2011 to June 29, 2012 is an effort to reduce overall inventory levels in connection with the restructuring of our manufacturing operations and to match inventory levels with anticipated demand for products.

Additionally, $8.2 million of raw materials inventory is included within other non-current assets in our condensed consolidated balance sheet as of June 29, 2012. This inventory was purchased in bulk in fiscal 2012 to obtain a significant volume discount, and is expected to be consumed over a period that exceeds 12 months. We have reviewed anticipated consumption rates of this inventory and do not believe there to be material risk of obsolescence prior to the ultimate sale of the inventory. As a result no valuation reserve has been recorded as of June 29, 2012. All inventory was classified as current as of September 30, 2011.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30, 2011	June 29, 2012
	(in thousands)
Prepaid assets	$9,365	$9,200
Other current assets	19,683	14,352
Income tax receivable	7,829	3,895
Prepaid expenses and other current assets	$36,877	$27,447

Property, Plant and Equipment
Property, plant and equipment are recorded at cost and consist of the following:

	September 30, 2011	June 29, 2012
	(in thousands)
Land	$12,778	$12,592
Buildings	26,623	26,824
Leasehold improvements	44,021	66,323
Machinery and equipment	20,845	26,286
Computer systems and software	71,220	83,877
Furniture and fixtures	10,537	12,907
Products provided under operating leases	1,060	—
	187,084	228,809
Less: accumulated depreciation	(69,977)	(88,682)
Property, plant and equipment, net	$117,107	$140,127
Depreciation expense for our property, plant and equipment is included in cost of products, cost of services, research and development expenses, sales and marketing expenses, and general and administrative expenses in our condensed consolidated statements of operations.
In June 2012, we announced plans to purchase an approximately 354,000 square-foot building in San Francisco for approximately $109.8 million. As of June 29, 2012, we had pledged $5.5 million towards the purchase of the building, which is classified within other non-current assets in our condensed consolidated balance sheet and within purchases of property, plant and equipment in our condensed consolidated statements of cash flows. After making certain improvements to the property to prepare the building for our use, we intend to use the space as our new worldwide headquarters.

Goodwill and Intangible Assets
The following table outlines changes to the carrying amount of goodwill:

(in thousands)
Balance at September 30, 2011	$263,260
Translation adjustments	276
Balance at June 29, 2012	$263,536
Intangible assets consist of the following:

	September 30, 2011			June 29, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:	(in thousands)
Acquired patents and technology	$61,611	$(32,146)	$29,465	$61,783	$(38,093)	$23,690
Customer relationships	30,748	(12,821)	17,927	30,749	(15,203)	15,546
Customer contracts	6,063	(6,063)	—	—	—	—
Other intangibles	20,308	(16,127)	4,181	20,307	(17,428)	2,879
Total	$118,730	$(67,157)	$51,573	$112,839	$(70,724)	$42,115
Amortization expense for our intangible assets is included in cost of licensing, cost of products, research and development expenses, and sales and marketing expenses in our condensed consolidated statements of operations.

As of June 29, 2012, our expected amortization expense in future periods is as follows:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2012	$2,989
2013	11,943
2014	10,299
2015	7,843
2016	5,675
Thereafter	3,366
Total	$42,115
Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2011	June 29, 2012
	(in thousands)
Amounts payable to joint licensing program partners	$42,502	$47,054
Accrued compensation and benefits	41,168	35,679
Accrued customer refunds and deposits	10,849	10,169
Other accrued liabilities	22,516	18,694
Accrued liabilities	$117,035	$111,596

Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	September 30, 2011	June 29, 2012
	(in thousands)
Supplemental retirement plan obligations	$1,811	$1,932
Non-current tax liabilities	13,070	20,349
Other liabilities	8,574	10,281
Other non-current liabilities	$23,455	$32,562
See Note 7 “Income Taxes” for additional information related to tax liabilities.
Revenue from Material Customer
In the fiscal quarters ended July 1, 2011 and June 29, 2012, revenue from one customer was $28.7 million and $30.2 million, respectively, or 13% and 15% of revenue for each quarter, respectively. In the fiscal year-to-date periods ended July 1, 2011 and June 29, 2012, the same customer accounted for $95.0 million and $99.4 million, respectively, or 13% and 14% of total revenue for each period, respectively.

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

Level 1:	Quoted prices in active markets at the measurement date for identical assets and liabilities.

Level 2:	Prices may be based upon quoted prices in active markets or inputs not quoted on active markets but are corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.
Financial assets and liabilities carried at fair value are classified below:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$1,891	$—	$—	$1,891
Money market funds (2)	142,038	—	—	142,038
Corporate bonds (3)	—	176,958	—	176,958
Municipal debt securities (3)	—	472,201	—	472,201
U.S. agency securities (2), (3)	29,919	—	—	29,919
Total	$173,848	$649,159	$—	$823,007

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.

(2)	These assets are included within cash and cash equivalents.

(3)	These assets are included within short-term investments and within long-term investments.

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$1,891	$—	$—	$1,891
Total	$1,891	$—	$—	$1,891

(1)	These liabilities are included within accrued liabilities and within other non-current liabilities.

	June 29, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$2,030	$—	$—	$2,030
Money market funds (2)	128,001	—	—	128,001
Commercial paper (2), (3)	—	46,747	—	46,747
Corporate bonds (4)	—	170,441	—	170,441
Municipal debt securities (2), (4)	—	427,645	—	427,645
U.S. agency securities (4)	24,066	—	—	24,066
Total	$154,097	$644,833	$—	$798,930

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.

(2)	These assets are included within cash and cash equivalents.

(3)	These assets are included within short-term investments.

(4)	These assets are included within short-term investments and within long-term investments.

	June 29, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$2,030	$—	$—	$2,030
Total	$2,030	$—	$—	$2,030

(1)	These liabilities are included within accrued liabilities and within other non-current liabilities.
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
We did not own any Level 3 financial assets or liabilities as of September 30, 2011 or June 29, 2012.
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
We recognize stock-based compensation expense net of estimated forfeitures. Stock-based compensation expense included in our condensed consolidated statements of operations was as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2011	June 29, 2012	July 1, 2011	June 29, 2012
	(in thousands)
Stock-based compensation expense:
Stock options	$5,930	$5,047	$18,957	$17,101
Restricted stock units	4,805	5,235	13,526	16,379
Employee stock purchase plan	227	442	593	667
Stock appreciation rights	(46)	17	(160)	96
Total stock-based compensation expense	$10,916	$10,741	$32,916	$34,243

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2011	June 29, 2012	July 1, 2011	June 29, 2012
	(in thousands)
Stock-based compensation expense was classified as follows:
Cost of products	$169	$158	$483	$504
Cost of services	47	57	129	174
Research and development	2,632	2,668	7,566	8,300
Sales and marketing	3,429	3,820	9,792	11,538
General and administrative	4,639	4,038	14,946	13,727
Total stock-based compensation expense	$10,916	$10,741	$32,916	$34,243
As of June 29, 2012, total unrecognized stock-based compensation expense associated with employee stock options expected to vest was $57.9 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years. As of June 29, 2012, total unrecognized stock-based compensation expense associated with restricted stock units expected to vest was $57.2 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

The following table summarizes information about stock options issued to officers, directors, and employees under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Stock options outstanding at September 30, 2011	5,801	$45.19
Grants	2,380	32.81
Exercises	(410)	26.90
Forfeitures and cancellations	(444)	50.95
Stock options outstanding at June 29, 2012	7,327	$41.84	7.7	$44,813
Stock options vested and expected to vest at June 29, 2012	6,993	$41.67	7.6	$43,322
Stock options exercisable at June 29, 2012	3,372	$41.67	6.2	$22,565
Aggregate intrinsic value is based on the closing price of our common stock on June 29, 2012 of $41.30 and excludes the impact of stock options that were not in-the-money.

 We use the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2011	June 29, 2012	July 1, 2011	June 29, 2012
Expected life (in years)	4.40	4.53	4.40	4.53
Risk-free interest rate	1.3%	0.6%	1.5%	0.7%
Expected stock price volatility	40.0%	41.5%	41.4%	44.0%
Dividend yield	—	—	—	—

See Note 12, Subsequent Events, for discussion of the Employee Stock Option Exchange Program (the "Exchange Program") which launched on July 16, 2012.

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2005 Stock Plan:

	Shares	Weighted Average Fair Value
	(in thousands)
Non-vested at September 30, 2011	946	$53.71
Granted	1,242	33.31
Vested	(365)	50.81
Forfeitures and cancellations	(94)	47.77
Non-vested at June 29, 2012	1,729	$39.90

Employee Stock Purchase Plan.   Until May 2012, our ESPP allowed eligible employees to have up to 10 percent of their eligible compensation withheld and used to purchase Class A common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than 1,000 shares in an offering period, whichever is less. The plan provided for a discount equal to 15 percent of the closing price on the New York Stock Exchange on the last day of the purchase period. This plan was amended as of the purchase date of May 15, 2012, as described below.
Amended Employee Stock Purchase Plan.    During the first quarter of fiscal 2012, the compensation committee of our board of directors amended the ESPP to provide for overlapping one-year offering periods composed of successive six-month purchase periods, with a look back feature to the Company’s stock price at the commencement of a one-year offering period. The amended plan also includes an automatic reset feature that provides for an offering period to be reset and recommenced to a new lower-priced offering if the offering price of a new offering period is less than that of the immediately preceding offering period. The amendment is effective for the ESPP offering period which commenced in May 2012. We do not expect adoption of the amendment to the ESPP to have a material impact on our results of operations.

6.  Restructuring
In the fourth quarter of fiscal 2011, we informed approximately 55 employees of our plans to reorganize certain aspects of our business under a strategic restructuring program. As a result we recognized total estimated severance and other associated costs for affected employees of $2.5 million and $0.4 million in fiscal 2011 and the fiscal year-to-date period ended June 29, 2012, respectively. In addition, we recognized $0.4 million in facilities and contract termination costs during the fiscal year-to-date period ended June 29, 2012. We also recognized $0.2 million and $0.4 million in fixed asset write-off costs related to this restructuring program in fiscal 2011 and during the fiscal year-to-date period ended June 29, 2012, respectively. We expect to recognize no additional expense related to this restructuring program. These expenses are being recognized in restructuring charges, net, in our condensed consolidated statements of operations.
Changes in our restructuring accruals, which are included within accrued liabilities in our condensed consolidated balance sheets, were as follows:

	Severance	Facilities and contract termination costs	Fixed assets write-off	Other associated costs	Total
	(in thousands)
Balance at September 30, 2011	$2,250	$—	$—	$120	$2,370
Restructuring charges	318	352	424	99	1,193
Cash payments	(2,545)	(147)	—	(201)	(2,893)
Non-cash charges	4	114	(424)	(16)	(322)
Balance at June 29, 2012	$27	$319	$—	$2	$348

7.  Income Taxes
Our effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate was 31% and 27% for the fiscal quarters ended July 1, 2011 and June 29, 2012, respectively, and 29% and 28% for the fiscal year-to-date periods ended July 1, 2011 and June 29, 2012, respectively.
Our estimated fiscal year 2012 tax provision reflects additional benefits from our election to indefinitely reinvest a portion of our undistributed earnings in a foreign subsidiary. We also benefited from a reduction in the current year state apportionment percentage. These benefits were partially offset by the expiration of the federal research and development tax credits, effective from the first quarter of fiscal 2012, which resulted in an increase to our effective tax rate.
In the fiscal year-to-date period ended April 1, 2011, we completed the restructuring of our international operations, which resulted in the release of a deferred tax liability of $11.0 million related to the amortization of an intangible asset from a prior year acquisition, thereby lowering our effective tax rate for that period.
As of June 29, 2012, the total amount of gross unrecognized tax benefits was $15.4 million, of which $9.0 million, if recognized, would reduce our effective tax rate. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our condensed consolidated balance sheets.
Withholding Tax.    We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities. We reduce our income tax provision for withholding taxes in various jurisdictions for allowable foreign tax credits. Withholding tax remittances were $7.6 million and $7.6 million in the fiscal quarters ended July 1, 2011 and June 29, 2012, respectively. Withholding tax remittances were $23.4 million and $29.1 million in the fiscal year-to-date periods ended July 1, 2011 and June 29, 2012, respectively.

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

9.  Commitments and Contingencies
The following table presents a summary of our contractual obligations and commitments as of June 29, 2012:

	Payments Due By Fiscal Period
	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
	(in thousands)
Naming and other rights (1)	$7,250	$—	$7,341	$7,432	$7,525	$134,034	$163,582
Operating leases (2)	3,561	13,737	10,750	7,583	5,925	9,653	51,209
Purchase obligations (3)	1,288	3,832	607	105	—	—	5,832
Total	$12,099	$17,569	$18,698	$15,120	$13,450	$143,687	$220,623

(1)
In April 2012, we entered into an agreement for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. In exchange for these rights and other benefits, we will make one annual payment in the first year of the contract and subsequently, semi-annual payments over the term. Our payment obligations are conditioned in part on the Academy Awards® being held and broadcast from the Dolby Theatre. The term of the agreement is 20 years.

(2)
Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries, for non-cancelable operating leases of office space as of June 29, 2012.

(3)
Our purchase obligations consist of agreements to purchase goods and services, entered into in the ordinary course of business. These represent non-cancelable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.

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
See Note 12, Subsequent Events, for discussion of additional cash commitments and transactions subsequent to June 29, 2012.

10.  Stockholders’ Equity
Common Stock Repurchase Program
In November 2009 we announced a stock repurchase program, providing for the repurchase of up to $250.0 million of our Class A common stock. Our board of directors approved an additional $300.0 million for our stock repurchase program in July 2010, $250.0 million in July 2011, and $100.0 million in February 2012, for a total authorization of up to $900.0 million in stock repurchases. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors including price, regulatory requirements, the rate of dilution from our equity compensation programs, and other market conditions. We may limit, suspend, or terminate the stock repurchase program at any time without prior notice. This program does not have a specified expiration date. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of June 29, 2012, the remaining authorization to purchase additional shares is $276.5 million.
Stock repurchase activity under the stock repurchase program during the fiscal year-to-date period ended June 29, 2012 is summarized as follows:

	Shares Repurchased	Cost (in thousands) (1)	Average Price Paid per Share (2)
Repurchase activity for the fiscal quarter ended December 30, 2011	885,969	$26,068	$29.41
Repurchase activity for the fiscal quarter ended March 30, 2012	1,575,891	$60,081	$38.11
Repurchase activity for the fiscal quarter ended June 29, 2012	2,545,699	$103,810	$40.76
Total	5,007,559	$189,959

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Excludes commission costs.

Comprehensive Income
The components of comprehensive income were as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2011	June 29, 2012	July 1, 2011	June 29, 2012
	(in thousands)
Net income including controlling interest	$62,047	$51,406	$231,294	$213,089
Other comprehensive income:
Foreign currency translation adjustment, net of tax	1,191	(3,117)	4,535	(1,560)
Unrealized losses on available-for-sale securities, net of tax	342	(279)	(314)	(87)
Comprehensive income	63,580	48,010	235,515	211,442
Less: comprehensive (income) / loss attributable to controlling interest	(292)	286	(1,225)	(270)
Comprehensive income attributable to Dolby Laboratories, Inc.	$63,288	$48,296	$234,290	$211,172
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of the following:

	September 30, 2011	June 29, 2012
	(in thousands)
Accumulated foreign currency translation gains, net of tax of ($2,653) at September 30, 2011 and ($3,284) at June 29, 2012	$6,834	5,285
Accumulated unrealized gains on available-for-sale securities, net of tax of ($387) at September 30, 2011 and ($339) at June 29, 2012	699	612
Total accumulated other comprehensive income	$7,533	5,897
Stockholders' Equity and Controlling Interest
The following tables present the changes in total stockholders’ equity attributable to Dolby Laboratories, Inc. and the controlling interest:

	Dolby Laboratories, Inc.	Controlling Interest	Total
	(in thousands)
Balance at September 24, 2010	$1,473,737	$20,942	$1,494,679
Net income	230,196	1,098	231,294
Translation adjustments, net of taxes of ($149)	4,408	127	4,535
Unrealized losses on available-for-sale securities, net of taxes of $197	(314)	—	(314)
Stock-based compensation expense	33,020	—	33,020
Repurchase of common stock	(142,500)	—	(142,500)
Tax benefit from the exercise of stock options and vesting of restricted stock units	12,232	—	12,232
Common stock issued under employee stock plans, net of shares withheld for taxes	22,920	—	22,920
Balance at July 1, 2011	$1,633,699	$22,167	$1,655,866

	Dolby Laboratories, Inc.	Controlling Interest	Total
	(in thousands)
Balance at September 30, 2011	$1,663,513	$21,837	$1,685,350
Net income	212,808	281	213,089
Distributions to controlling interest	—	(13)	(13)
Translation adjustments, net of taxes of ($631)	(1,549)	(11)	(1,560)
Unrealized losses on available-for-sale securities, net of taxes of $48	(87)	—	(87)
Stock-based compensation expense	34,059	—	34,059
Repurchase of common stock	(189,959)	—	(189,959)
Tax benefit from the exercise of stock options and vesting of restricted stock units	(2,633)	—	(2,633)
Common stock issued under employee stock plans, net of shares withheld for taxes	12,816	—	12,816
Balance at June 29, 2012	$1,728,968	$22,094	$1,751,062

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
The following table sets forth the computation of basic and diluted earnings per share attributable to Dolby Laboratories, Inc.:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2011	June 29, 2012	July 1, 2011	June 29, 2012
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$61,748	$51,529	$230,196	$212,808
Denominator:
Weighted-average shares outstanding - basic	111,494	106,328	111,893	107,876
Potential common shares from options to purchase Class A and Class B common stock	757	577	1,076	496
Potential common shares from restricted stock units	98	297	196	121
Weighted-average shares outstanding - diluted	112,349	107,202	113,165	108,493
Net income per share attributable to Dolby Laboratories, Inc. - basic	$0.55	$0.48	$2.06	$1.97
Net income per share attributable to Dolby Laboratories, Inc. - diluted	$0.55	$0.48	$2.03	$1.96
Anti-dilutive options excluded from calculation	3,563	5,636	3,043	6,318
Anti-dilutive restricted stock units excluded from calculation	384	426	471	1,657

12. Subsequent Events
In June 2012, we announced plans to purchase an approximately 354,000 square-foot building in San Francisco for approximately $109.8 million. As of June 29, 2012, we had pledged $5.5 million towards the purchase of the building, which is classified within other non-current assets in our condensed consolidated balance sheet and within purchases of property, plant and equipment in our condensed consolidated statements of cash flows. The purchase was completed on July 9, 2012 and settled in cash, and as such, no debt resulted from this transaction.
At our Annual Meeting of Stockholders, held on February 7, 2012, our stockholders approved an Employee Stock Option Exchange Program (the "Exchange Program") to permit eligible employees to exchange, on a grant-by-grant basis, eligible outstanding options that are significantly “underwater” (that is, the option's exercise price was greater than the quoted market price at the time the Exchange Program was launched) for a lesser number of restricted stock units, to be granted under our 2005 Stock Plan. The Exchange Program offer period began on July 16, 2012 and is expected to end on August 10, 2012, unless we extend the offer period. The Exchange Program is open to all employees and executive officers in eligible countries. However, non-employee members of our board of directors are not eligible to participate. Options eligible for the Exchange Program are those options that were granted prior to July 16, 2011, and that have exercise prices per share that are greater than $45.83, which approximates the 52-week high of our per share stock price as of the start of this offer.

On July 19, 2012, we acquired all outstanding shares of IMM Sound, S.A., a privately held company based in Barcelona, Spain, that develops and markets immersive 3D sound for the digital film industry. We believe that this technology complements our newly released Atmos technology. The aggregate purchase price, including acquisition-related costs, was approximately €21.5 million, or approximately $26.8 million. We will account for the business combination under the purchase method of accounting in the fourth quarter of fiscal 2012.

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

Overview
Dolby Laboratories has been a leading solutions provider to the entertainment industry for more than 45 years. We provide products, services, and technologies to capture, distribute, and play back entertainment content that gives consumers a premium entertainment experience, regardless of how or where they choose to enjoy it. Our core strengths range from our expertise in digital signal processing and compression technology to our long history of providing products, tools, and technologies to participants in the entertainment industry at each stage in the content creation, distribution, and playback process. We provide products and services that enable content creators and distributors to produce, encode, and transmit content with our premium audio technologies, and we license decoding technologies to the manufacturers of entertainment devices to ensure that content is ultimately experienced as the creator and distributor intended.
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

•
We work directly with standards-setting organizations in the entertainment and technology industries, as well as governments and other regulatory bodies, to promote adoption of our technologies in their standards. As a result, our technologies are included in virtually all DVD players, Blu-ray Disc players, audio/video receivers, and personal computer (“PC”) DVD software players.

We license our technologies to OEMs and software vendors in 46 countries, and our licensees distribute products incorporating our technologies throughout the world. We sell our products and provide services in approximately 80 countries. In fiscal 2010, 2011, and the fiscal year-to-date period ended June 29, 2012, revenue from outside of the U.S. was 66%, 68%, and 67% of our total revenue, respectively. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed.
Opportunities, Challenges, and Risks
Our licensing and products markets are characterized by rapid technological changes, new and improved product introductions, changing customer demands, evolving industry standards, changing licensee needs, and product obsolescence. We believe that these changes present us with opportunities to provide realistic and immersive audio experiences to consumers through new and emerging delivery channels. As described below, our licensing revenue is subject to uncertainties and trends relating to technology and market growth, as well as the mix of CE products sold that incorporate our technologies. Our licensing business also could be affected by adverse general economic conditions, because many of the products in which our technologies are incorporated are discretionary goods. Furthermore, our products business is subject to intense competition and uncertainties relating to the transition to digital cinema and purchasing decisions by our cinema customers. We expect recent declines in our 3D revenue to continue, as the market for 3D products becomes increasingly saturated.
Licensing
Licensing revenue constitutes the majority of our total revenue, representing 77%, 83%, and 86% of total revenue in fiscal 2010, 2011, and the fiscal year-to-date period ended June 29, 2012, respectively.
As consumers are presented with more options for receiving content, competition across delivery channels has intensified. We see this reflected in the composition of our licensing revenue, driven by a shift away from optical disc based products. Optical disc based revenue is generated from the sale of technology solutions that enable DVD or Blu-ray Disc playback functionality. Optical disc based revenue includes the Windows 7 operating system, independent PC DVD software players, DVD, and Blu-ray Disc technologies included in consumer products. However, most of these products can receive content over mobile or online networks, as well as from optical discs, and we have increased our technology penetration into these other distribution channels. Non-optical disc based revenue is generated from the sale of technology solutions other than those used to enable DVD or Blu-ray Disc playback functionality. Non-optical disc based revenue includes licensing revenue derived from products such as TVs, set-top boxes, and mobile devices, as well as our post processing technologies on a range of devices. We remain focused on delivering the products, tools, and technologies needed to ensure a high quality audio experience from any device.
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
In the area of content creation and delivery, our technologies are included in DVD, Blu-ray Disc, and certain broadcast standards, and we are working to extend our technologies to online delivery services. Online content aggregators, including Netflix, Amazon, VUDU, Apple, HBO GO, Samsung’s Acetrax, and the Roxio Now platform, use our technologies to encode video and audio content. Leading music services such as Rhapsody and Omnifone use our audio encoding tools to deliver a rich music experience to their subscribers. In the second quarter of fiscal 2012, HBO adopted Dolby Digital Plus in its HBO GO service, for content delivered to select connected TVs. HBO will also offer Dolby Digital Plus in its HBO GO service, for content delivered to Blu-ray Disc players. In addition, Samsung is expected to offer Dolby Digital Plus surround sound audio through the Acetrax Video on Demand application during fiscal 2012.
Our broadcast market is driven by demand for our technologies in televisions and set-top boxes and represented approximately 27%, 31%, and 34% of our licensing revenue in fiscal 2010, 2011, and the fiscal year-to-date period ended June 29, 2012, respectively. Higher attach rates in the first three quarters of fiscal 2012 drove increased revenue from both televisions and set-top boxes, relative to the same period in the prior year. We view the broadcast market as an area for potential continued growth, primarily in geographic markets outside of the U.S. We also view broadcast services, such as terrestrial broadcast or IPTV services, which operate under bandwidth constraints, as another area of opportunity for Dolby Digital Plus, HE AAC, and Dolby Pulse. These technologies enable the delivery of high quality audio content at reduced bit rates, thereby conserving bandwidth. We may not, however, be able to extend our current success in the broadcast market to these new opportunities.

Our PC market represented approximately 36%, 30%, and 28% of our licensing revenue in fiscal 2010, 2011, and the fiscal year-to-date period ended June 29, 2012, respectively. Our technologies are incorporated in the majority of PCs sold today, primarily because of the inclusion of DVD and Blu-ray Disc playback in the majority of PCs and the inclusion of Dolby technologies in the DVD and Blu-ray Disc standards.
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
In the short term, revenue from our PC market remains dependent on several factors, including underlying PC unit shipment growth and the extent to which our technologies are included in operating systems and ISV media applications. We continue to face risks relating to:

•	Purchasing trends away from traditional PCs and toward computing devices without optical disc drives, such as ultrabooks and tablets, which may not include our technologies;

•	The prevalence of PC software that includes our technologies on an unauthorized and infringing basis, for which we receive no royalty payments; and

•	Continued decreasing inclusion of ISV media applications by PC OEMs in their Windows 7-based PCs, as Windows 7 already incorporates DVD playback software.
Our CE market is driven primarily by revenue attributable to sales of DVD and Blu-ray Disc players and recorders and represented approximately 22%, 21%, and 19% of licensing revenue in fiscal 2010, 2011, and the fiscal year-to-date period ended June 29, 2012, respectively. Blu-ray Disc players continue to represent an important source of revenue within our CE market, as these players are required to include Dolby Digital technology for primary audio content and our Dolby Digital Plus technology for secondary audio content. In addition, our Dolby TrueHD technology is an optional audio standard for Blu-ray Disc. Sales of DVD players are declining, as a result of the maturity of the DVD platform and a shift to Blu-ray Disc players and other connected devices capable of delivering content; however, our revenue from sales of Blu-ray Disc players in recent quarters is decreasing and has not offset this decline. In the fiscal year-to-date period ended June 29, 2012, we continued to see reductions in reported units of DVD and Blu-ray Disc players incorporating our technologies.

Revenue generated from our other markets includes revenue attributable to mobile, gaming, licensing services, and automotive, and represented approximately 15%, 18%, and 19% of licensing revenue in fiscal 2010, 2011, and the fiscal year-to-date period ended June 29, 2012, respectively. Mobile revenue is primarily driven by demand for the Dolby Digital Plus, AAC, Dolby Mobile, and Dolby Digital. We view the mobile device market as an area of opportunity for us to increase revenue; however, actual results may differ from our expectations. Revenue attributable to gaming and automotive is primarily driven by sales of video game consoles and in-car entertainment systems, respectively, that incorporate our Dolby Digital, Dolby Digital Plus, AAC, and Dolby TrueHD technologies. Licensing services revenue, from administration of joint licensing programs, is primarily driven by demand for standards-based audio compression technologies for broadcast, PC, CE, and mobile products.
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
Revenue from Microsoft represented approximately 15% of our total revenue in the third quarter of fiscal 2012 and 14% in the fiscal year-to-date period ended June 29, 2012, and included licensing revenue from our PC, CE, and other markets.
Products
Products revenue is driven primarily by sales of equipment to cinema operators and broadcasters and represented 20%, 14%, and 11% of our total revenue in fiscal 2010, 2011, and the fiscal year-to-date period ended June 29, 2012, respectively.
Our cinema products represented approximately 90%, 87%, and 86% of total products revenue in fiscal 2010, 2011, and the fiscal year-to-date period ended June 29, 2012, respectively. Sales of our cinema products tend to fluctuate based on underlying trends in the cinema industry, including the popularity of individual movies, as cinema owners often purchase equipment to meet expected box office demand.
The cinema industry is transitioning from traditional film to digital cinema, and we estimate that the industry is more than halfway through this transition. Digital cinema offers motion picture studios a means to save costs in printing and distributing movies, combat piracy, and enable repeated movie playback without degradation in image and audio quality. Our cinema products include our Dolby Digital Cinema screen server and central library server, for the storage and playback of digital content, and our digital audio processor, which provides audio control for our digital cinema servers. We expect that most cinema owners who are either constructing new theaters or upgrading existing theaters will choose digital cinema products over traditional film cinema products. However, our competitive position in the digital cinema market is not as strong as our position in the traditional film cinema market. For example, digital cinema specifications are based on open standards which, unlike traditional cinema standards, do not include our proprietary audio technologies. Furthermore, we are facing more pricing and other competitive pressures for our digital cinema products than we experience for our traditional film cinema products.
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
Several of our competitors have introduced digital cinema products that support the playback of high frame rate content and also support presentation of movies with higher resolution “4K” digital cinema projectors. We are developing a 4K and high frame rate solution and expect to make it available in calendar 2012. If we are unable to provide such a solution with a market competitive feature set, price, and compliance with DCI specifications, our results of operations could be adversely affected.
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
Our broadcast products represented approximately 9%, 10%, and 11% of products revenue in fiscal 2010, 2011, and the fiscal year-to-date period ended June 29, 2012, respectively. Our broadcast products are used to encode, transmit, and decode multiple channels of high quality audio content for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming.
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
Services
Services revenue represented approximately 3% of total revenue in each of fiscal 2010, 2011, and the fiscal year-to-date period ended June 29, 2012. The level of our services revenue is primarily tied to activity in the cinema industry, and in particular, to the number of movies being produced and distributed by studios and independent filmmakers. Several factors influence the number of movies produced in a given fiscal period, including strikes and work stoppages within the cinema industry, as well as tax incentive arrangements provided by many governments to promote local filmmaking. Services revenue is also impacted by the transition to digital cinema in some regions.
Other

We are party to an agreement under which we obtained naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California. Under the agreement, we will make one annual payment in the first year of the contract and subsequently, semi-annual payments over the term, which will be recorded as marketing expenses. Our payment obligations are conditioned in part on the Academy Awards® being held and broadcast from the Dolby Theatre. For additional details, see Note 9 “Commitments and Contingencies” to our condensed consolidated financial statements. In addition to these contractual obligations, we anticipate that we will continue to incur increased marketing expenses associated with promoting our products, technologies, and brand at the Dolby Theatre.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. GAAP and SEC rules and regulations require us to use accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements, and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy or estimate to be critical if it is both important to a company’s financial condition and/or results of operations and requires significant judgment on the part of management in its application. On a regular basis, we evaluate our assumptions, judgment, and estimates. We have discussed the selection and development of the critical accounting policies and estimates with the audit committee of our board of directors. Other than the early adoption of ASU 2011-08, there have been no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2011. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from these estimates.
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
We account for our digital cinema server sales as ME arrangements that may include up to three separate units, or elements, of accounting. The first element consists of our digital cinema server hardware and the accompanying software, which is essential to the functionality of the hardware. This element is typically delivered at the time of sale. The second element is the right to receive support and maintenance, which is included with the purchase of the hardware element and is typically delivered over a service period subsequent to the initial sale. The third element is the right to receive specified upgrades, which is included with the purchase of the hardware element and is typically delivered when a specified upgrade is available, subsequent to the initial sale. The application of the revenue accounting standards to our digital cinema server sales typically results in the allocation of a substantial majority of the arrangement fees to the delivered hardware element based on its ESP, relative to the VSOE or ESP of the other elements, which we recognize as revenue at the time of sale. A small portion of the arrangement fees is allocated to the undelivered support and maintenance element, and in some cases to the undelivered specified upgrade element, based on the VSOE or ESP of each element. The portion of the arrangement fees allocated to the support and maintenance element is recognized as revenue ratably over the estimated service period and the portion of the arrangement fees allocated to specified upgrades is recognized as revenue upon delivery of the upgrade.
Goodwill, Intangible Assets, and Long-Lived Assets
We test goodwill for impairment annually during our third fiscal quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. In September 2011, the FASB issued ASU 2011-08 which amends the rules for testing goodwill for impairment. We adopted the provisions of ASU 2011-08 for our annual goodwill impairment test performed in the third quarter of fiscal 2012.
In performing the qualitative assessments, we consider events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit's net assets and changes in the price of our common stock. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed.
If the two-step goodwill test is performed, we evaluate and test our goodwill for impairment at a reporting-unit level using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the calculated fair value of the goodwill. A reporting unit is an operating segment or one level below. Our operating segments are aligned with the management principles of our business.
We completed our annual goodwill impairment assessment in the fiscal quarter ended June 29, 2012. At the time of our annual goodwill impairment test for fiscal 2012, we had two reporting units: Via, which corresponds to our wholly owned subsidiary and has no assigned goodwill, and Dolby Entertainment Technology ("DET"), with goodwill of $263.5 million. We determined, after assessing the totality of the events and circumstances described above, that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount. Accordingly there was no indication of impairment and the two-step goodwill impairment test was not performed. We did not recognize any goodwill impairment losses in fiscal 2010, 2011, or the year-to-date period ended June 29, 2012.
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
Stock-Based Compensation
We determine the expense for all stock-based compensation awards by estimating their fair value and recognizing that value as an expense, on a ratable basis, in our condensed consolidated financial statements over the requisite service period in which the awards are earned. We use the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of the grant. To determine the fair value of a stock-based award using the Black-Scholes option pricing model, we make assumptions regarding the expected term of the award, the expected future volatility of our stock price over the expected term of the award, and the risk-free interest rate over the expected term of the award. We estimate the expected term of our stock-based awards by evaluating historical exercise patterns of our employees. We use a blend of the historical volatility of our common stock and the implied volatility of our traded options as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. We reduce the stock-based compensation expense for estimated forfeitures based on our historical experience. We are required to estimate forfeitures at the time of the grant and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimate.
Recently Issued Accounting Standards
There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our condensed consolidated financial statements.
Results of Operations
Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	July 1, 2011	June 29, 2012	$	%	July 1, 2011	June 29, 2012	$	%
	($ in thousands)
Licensing	$181,790	$178,436	$(3,354)	(2)%	$584,593	$603,409	$18,816	3%
Percentage of total revenue	83%	86%			82%	86%
Products	28,395	22,132	(6,263)	(22)%	100,769	75,760	(25,009)	(25)%
Percentage of total revenue	13%	11%			14%	11%
Services	8,814	7,304	(1,510)	(17)%	26,375	22,340	(4,035)	(15)%
Percentage of total revenue	4%	3%			4%	3%
Total revenue	$218,999	$207,872	$(11,127)	(5)%	$711,737	$701,509	$(10,228)	(1)%
Licensing. The 2% decrease in licensing revenue from the third quarter of fiscal 2011 to the third quarter of fiscal 2012 was driven primarily by decreases in revenue from our CE and PC markets, partially offset by increases in our broadcast and other markets. The decrease in revenue from our CE market was primarily driven by lower shipments reported in the third quarter of fiscal 2012 of DVD and Blu-ray Disc players that incorporate our technologies, as more content is delivered on devices which do not contain optical drives. The decrease in our PC market was primarily due to fewer shipments of PCs including ISV decoders and PC post processing products (PCEE), partially offset by higher reported units of Windows 7-based PCs. The increase in revenue from our broadcast market was driven by increased sales of televisions and set-top boxes incorporating our technologies. The increase in revenue from our other markets was driven primarily by increased sales of mobile devices incorporating our Dolby Digital Plus and Dolby Digital technologies, as well as increases in in-car entertainment systems.

The 3% increase in licensing revenue from the fiscal year-to-date period ended July 1, 2011 to the fiscal year-to-date period ended June 29, 2012 was driven primarily by increases in revenue from our broadcast and other markets, partially offset by decreases in our CE and PC markets. The increases and decreases were due primarily to the same reasons described above.
Products. The 22% decrease in products revenue from the third quarter of fiscal 2011 to the third quarter of fiscal 2012 was driven primarily by decreases in revenue from our 3D products, digital cinema video products, and to a lesser extent, traditional cinema products. Decreases in our 3D products revenue were driven primarily by lower units shipments, while decreases in our digital cinema video products revenue in the third quarter of fiscal 2012 resulted primarily from lower selling prices and decreases in traditional cinema revenues were driven by lower unit shipments due to the ongoing transition to digital cinema products.
The 25% decrease in products revenue from the fiscal year-to-date period ended July 1, 2011 to the fiscal year-to-date period ended June 29, 2012 was driven primarily by a decrease in revenue from our 3D products, and to a lesser extent, by a decrease in revenue from our traditional cinema products, both as described above.
Services. The 17% decrease in services revenue from the third quarter of fiscal 2011 to the third quarter of fiscal 2012 was attributable primarily to a decrease in film-based production services revenue as the cinema industry transitions to digital cinema. This decrease was partially offset by an increase in maintenance and support services.
The 15% decrease in services revenue from the fiscal year-to-date period ended July 1, 2011 to the fiscal year-to-date period ended June 29, 2012 was due to the same reasons discussed above as well as decreases in virtual print fees, which were generated from certain leased digital cinema assets, as we discontinued this program in fiscal 2011.
Gross Margin

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	July 1, 2011	June 29, 2012	July 1, 2011	June 29, 2012
	($ in thousands)
Cost of licensing	$4,095	$2,892	$13,827	$9,523
Licensing gross margin percentage	98%	98%	98%	98%
Cost of products	20,320	14,529	62,549	46,052
Products gross margin percentage	28%	34%	38%	39%
Cost of services	3,518	3,610	9,153	9,458
Services gross margin percentage	60%	51%	65%	58%
Total gross margin percentage	87%	90%	88%	91%
Licensing Gross Margin. We license intellectual property to our customers that may be internally developed, acquired by us, or licensed from third parties. Our cost of licensing consists principally of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Our cost of licensing also includes third-party royalty obligations paid to license intellectual property that we then sublicense to our customers. Licensing gross margin remained unchanged from the third quarter of fiscal 2011 to the third quarter of fiscal 2012, and from the fiscal year-to-date period ended July 1, 2011 to the fiscal year-to-date period ended June 29, 2012.
Products Gross Margin. Cost of products primarily consists of the cost of materials related to the products sold, applied labor, manufacturing overhead and, to a lesser extent, amortization of certain intangible assets. Our cost of products also includes third-party royalty obligations paid to license intellectual property that we then include in our products. Products gross margin increased from 28% to 34% from the third quarter of fiscal 2011 to the third quarter of fiscal 2012. This increase is primarily due to significant pricing promotions on 3D products in the third quarter of fiscal 2011 which did not recur in the third quarter of fiscal 2012. This was offset by the recognition of excess manufacturing capacity charges in the third quarter of fiscal 2012.

Products gross margin increased from 38% to 39% from the fiscal year-to-date period ended July 1, 2011 to the fiscal year-to-date period ended June 29, 2012. This increase was primarily due to a change in the mix of our product sales, as we recognized a greater proportion of revenue from digital cinema products and a lesser proportion of revenue from 3D products in the fiscal year-to-date period ended June 29, 2012.
Services Gross Margin. Cost of services primarily consists of compensation and benefits expenses for employees performing our professional services and the cost of outside consultants. Services gross margin decreased from 60% to 51% from the third quarter of fiscal 2011 to the third quarter of fiscal 2012 due to decreased revenues which were not fully offset by decreased costs.

Services gross margin decreased from 65% to 58% from the fiscal year-to-date period ended July 1, 2011 to the fiscal year-to-date period ended June 29, 2012 due to the same reasons discussed above, as well as a decrease in virtual print fees, which had relatively higher gross margins.

Operating Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date ended		Change
	July 1, 2011	June 29, 2012	$	%	July 1, 2011	June 29, 2012	$	%
	($ in thousands)
Research and development	$34,086	$35,123	$1,037	3%	$90,812	$102,185	$11,373	13%
Percentage of total revenue	16%	17%			13%	15%
Sales and marketing	36,726	46,819	10,093	27%	112,488	133,029	20,541	18%
Percentage of total revenue	17%	23%			16%	19%
General and administrative	32,397	36,859	4,462	14%	104,594	109,605	5,011	5%
Percentage of total revenue	15%	18%			15%	16%
Restructuring charges, net	(48)	(85)	(37)	77%	737	1,193	456	62%
Percentage of total revenue	n/a	n/a			n/a	n/a
	$103,161	$118,716	$15,555	15%	$308,631	$346,012	$37,381	12%
The fiscal periods presented herein include the 13 week periods ended July 1, 2011 and June 29, 2012, and the 40 week period ended July 1, 2011 and the 39 week period ended June 29, 2012.
Research and Development. Research and development expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, consulting and contract labor costs, depreciation and amortization expenses, facilities costs, and information technology expenses. The 3% increase in research and development expenses from the third quarter of fiscal 2011 to the third quarter of fiscal 2012 was primarily driven by increases in compensation and benefits expenses related to increased headcount, as well as higher facilities and related costs resulting from worldwide expansion. These increases were offset by prior year accelerated amortization due to a change in the estimated life of certain acquired intangible assets.
The 13% increase in research and development expenses from the fiscal year-to-date period ended July 1, 2011 to the fiscal year-to-date period ended June 29, 2012 was due to the same reasons discussed above.
Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, marketing and promotional expenses, travel-related expenses for our sales and marketing personnel, facilities costs, depreciation and amortization expenses, and information technology expenses. Sales and marketing expenses increased 27% from the third quarter of fiscal 2011 to the third quarter of fiscal 2012, driven primarily by higher consulting and marketing costs due to promotional events at the Dolby Theatre and to the launch of Atmos technology, our newest adaptive audio technology, increases in compensation and benefits expenses related to increased headcount, as well as facilities costs resulting from worldwide expansion. These increases were partially offset by increased settlements from implementation licensees in the third quarter of fiscal 2012. These settlements are recorded as an offset to sales and marketing expenses.

The 18% increase in sales and marketing expenses from the fiscal year-to-date period ended July 1, 2011 to the fiscal year-to-date period ended June 29, 2012 was driven primarily by increases in compensation and benefits expenses related to increased headcount, higher consulting and marketing costs, increased facilities costs resulting from worldwide expansion, and to a lesser extent, increases in stock-based compensation. Additionally, increased settlements from implementation licensees in fiscal 2012 partially offset the increases noted above. These settlements are recorded as an offset to sales and marketing expenses.
General and Administrative. General and administrative expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, depreciation, information technology expenses, and facilities costs. The 14% increase in general and administrative expenses from the third quarter of fiscal 2011 to the third quarter of fiscal 2012 was due primarily to the prior year release of $2.1 million of value-added tax reserves and related estimated penalties upon completion of our analysis of tax changes in the European Union. To a lesser extent, we also had increases in compensation and benefits expenses related to increased headcount and depreciation of property, plant and equipment due to IT projects, partially offset by decreases in stock-based compensation.

The 5% increase in general and administrative expenses from the fiscal year-to-date period ended July 1, 2011 to the fiscal year-to-date period ended June 29, 2012 was due to the prior year release of value-added tax reserves and increases in compensation and benefits expenses related to increased headcount. Increases in professional services expenses were due to our options exchange program and acquisition and depreciation expenses related to implementation of recent IT projects. These were partially offset by decreases in consulting and external labor costs. In addition, increases in compensation and benefits expenses related to increased headcount were offset by a decrease in stock-based compensation expenses, due to recognition in the first quarter of fiscal 2011 of expense upon the accelerated vesting of equity awards granted to a former employee under a separation agreement.
Restructuring Charges, net. Restructuring charges for the third quarter of fiscal 2012 and the fiscal year-to-date period ended June 29, 2012 include severance and other associated costs attributable to the strategic restructuring program we initiated in the fourth quarter of fiscal 2011. For additional details, see Note 6 “Restructuring” to our condensed consolidated financial statements.
Other Income, Net

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date ended		Change
	July 1, 2011	June 29, 2012	$	%	July 1, 2011	June 29, 2012	$	%
	($ in thousands)
Interest income	$1,670	$1,513	$(157)	(9)%	$5,237	$4,664	$(573)	(11)%
Interest expense	690	(26)	(716)	104%	322	(57)	(379)	118%
Other income, net	186	709	523	281%	875	969	94	11%
Total other income, net	$2,546	$2,196	$(350)	(14)%	$6,434	$5,576	$(858)	(13)%
Other income, net, primarily consists of interest income earned on cash, cash equivalents, and investments, as well as net gains/losses from foreign currency transactions.
Income Taxes

	Fiscal Quarter Ended		Fiscal Year-to-Date ended
	July 1, 2011	June 29, 2012	July 1, 2011	June 29, 2012
	($ in thousands)
Provision for income taxes	$28,404	$18,915	$92,717	$82,951
Effective tax rate	31%	27%	29%	28%
Our effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate was 31% and 27% for the third quarters of fiscal 2011 and fiscal 2012, respectively, and 29% and 28% for the fiscal year-to-date periods ended July 1, 2011 and June 29, 2012, respectively.
Our estimated fiscal year 2012 tax provision reflects additional benefits from our election to indefinitely reinvest a portion of our undistributed earnings in a foreign subsidiary. We also benefited from a reduction in the state apportionment percentage. These benefits were partially offset by the expiration of the federal research and development tax credits, effective from the first quarter of fiscal 2012, which resulted in an increase to our effective tax rate.
In the fiscal year-to-date period ended April 1, 2011, we completed the restructuring of our international operations, which resulted in the release of a deferred tax liability of $11.0 million related to the amortization of an intangible asset from a prior year acquisition, thereby lowering our effective tax rate for that period.

Liquidity, Capital Resources, and Financial Condition

	September 30, 2011	June 29, 2012
	(in thousands)
Cash and cash equivalents	$551,512	$670,408
Short-term investments	391,281	322,399
Long-term investments	272,797	295,950
Accounts receivable, net	61,815	46,034
Accounts payable and accrued liabilities	127,922	124,192
Working capital(a)	999,213	1,016,593

	July 1, 2011	June 29, 2012
	(in thousands)
Net cash provided by operating activities	$294,159	$312,998
Capital expenditures (b)	(30,334)	(50,225)
Repurchase of common stock	(142,500)	(189,959)
Net cash used in investing activities	(139,783)	(17,621)
Net cash used in financing activities	(106,937)	(176,202)
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
In June 2012, we announced plans to purchase an approximately 354,000 square-foot building in San Francisco for approximately $109.8 million. The purchase was completed in July 2012 and settled in cash, and as such, no debt resulted from this transaction.
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
Net cash provided by operating activities decreased $18.8 million from the fiscal year-to-date period ended July 1, 2011 to the fiscal year-to-date period ended June 29, 2012, primarily due to the following:

•	The payment of significant fiscal 2010 performance bonuses in fiscal 2011, as bonuses related to fiscal 2010 were higher than subsequent periods;

•	A decrease in the excess tax benefit in fiscal 2012 due to significant decreases in stock option exercises; partially offset by

•	A decrease in net income.
Net cash provided by investing activities increased $122.2 million from the fiscal year-to-date period ended July 1, 2011 to the fiscal year-to-date period ended June 29, 2012, primarily due to the following:

•	A decrease in purchases of available-for-sale securities;

•	An increase in proceeds from the sales and maturities of available-for-sale securities; offset by

•	An increase in capital expenditures due to significant worldwide expansion in fiscal 2012.
Net cash used in financing activities increased $69.3 million from the fiscal year-to-date period ended July 1, 2011 to the fiscal year-to-date period ended June 29, 2012, primarily due to the following:

•	An increase in share repurchases of our Class A common stock; partially offset by

•	A decrease in net proceeds from the exercise of stock options and the related tax benefit.

Off-Balance-Sheet and Contractual Obligations
Our liquidity is not dependent on the use of off-balance sheet financing arrangements.
Other than the naming and other rights discussed in Note 9, "Commitments and Contingencies", and Note 12, "Subsequent Events", there has been no material change in our contractual obligations outside the ordinary course of business since the end of our last fiscal year on September 30, 2011. For additional details regarding our contractual obligations, see Note 9 “Commitments and Contingencies” to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling approximately $1.3 billion at June 29, 2012. This amount was invested primarily in money market funds, corporate notes and bonds, municipal debt securities, and U.S. agency securities. Our investment policy and strategy are focused on the preservation of capital and on supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes, nor do we use leveraged financial instruments. Our holdings of cash and cash equivalents and marketable securities, the majority of which are managed by external managers, meet the guidelines of our investment policy. We invest in highly rated securities with a minimum credit rating of A- and our policy limits the amount of credit exposure to any one issuer other than the U.S. government. At June 29, 2012, our weighted-average portfolio credit quality was AA- and the weighted-average duration of our investment portfolio was less than one year.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of June 29, 2012, a hypothetical change in interest rates of 1% would have approximately a $5.7 million impact, and a change of 0.5% would have approximately a $2.8 million impact on the carrying value of our portfolio.
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
We enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure, in an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our condensed consolidated statements of operations. Our foreign currency forward contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 30, 2011 and June 29, 2012, the outstanding derivative instruments had maturities of 30 days or less and the total notional amounts of outstanding contracts were $4.7 million and $4.9 million, respectively. The fair values of these contracts were nominal as of September 30, 2011 and June 29, 2012, and were included in prepaids and other current assets and accrued liabilities in our condensed consolidated balance sheets.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of June 29, 2012. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $0.1 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $0.1 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occurs, our business, operating results, and financial condition could be materially adversely affected.
We depend on the sale by our licensees of products that incorporate our technologies and any reduction in those sales would adversely affect our licensing revenue.
Licensing revenue constitutes the majority of our total revenue, representing 77%, 83%, and 86% in fiscal 2010, 2011, and the fiscal year-to-date period ended June 29, 2012, respectively. We do not manufacture consumer entertainment products ourselves and we depend on licensees and customers, including software vendors and original equipment manufacturers (“OEM”), to incorporate our technologies into their products.
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
Revenue from our PC market depends on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included on computers, through operating systems, independent software vendors (“ISV”) media applications, or otherwise, and the terms of any royalties or other payments we receive from licensors of such software. In the short term, we face many risks in the PC market that may affect our ability to successfully participate in that market, including, but not limited to the following:

•	Purchasing trends away from traditional PCs and toward computing devices without optical disc drives, such as ultrabooks and tablets, which may not include our technologies;

•	The availability and market attractiveness of PC software that includes our technologies on an unauthorized and infringing basis, for which we receive no royalty payments; and

•	Continued decreasing inclusion of ISV media applications by PC OEMs in their Windows 7- based PCs, as Windows 7 already incorporates DVD playback software.

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
We face many risks related to the 3D cinema market.
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

•	The 3D market has become increasingly competitive and we may lose further market share;

•	With the industry transition to 3D enabled screens substantially complete, demand for new 3D enabled screens has dropped significantly and the industry has entered into a replacement cycle;

•	Industry participants may perceive our up-front 3D equipment costs and reusable glasses business model or our 3D products as less attractive;

•	Our participation in the 3D cinema market will be limited to the extent theaters do not convert from analog to digital cinema;

•	Demand for our 3D cinema products is driven by the number of 3D cinema releases and the commercial success of those releases;

•	Our 3D glasses could become subject to regulation in the U.S. and other countries in the future, which could restrict how our 3D glasses are manufactured, used, or marketed; and

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
Our services revenue, both in the U.S. and internationally, is tied to the number of movies being produced and distributed by studios and independent filmmakers. A number of factors can affect the number of movies that are produced, including strikes and work stoppages within the cinema industry, as well as tax incentive arrangements provided by many governments to promote local filmmaking. Services revenue is also impacted by the transition to digital cinema in some regions. For example, the 17% decrease in services revenue from the third quarter of fiscal 2011 to the third quarter of fiscal 2012 was attributable primarily to a decrease in film-based production services revenue in the U.S. as the cinema industry transitions to digital cinema.
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
As of June 29, 2012, we had nearly 2,700 individual issued patents and over 2,500 pending patent applications in over 90 jurisdictions throughout the world. Our issued patents are scheduled to expire at various times through November 2032. Of these, 3 patents are scheduled to expire in the remainder of calendar year 2012, 30 patents are scheduled to expire in calendar year 2013 and 91 patents are scheduled to expire in calendar year 2014. Patents relating to our Dolby Digital technologies, from which we principally derive our licensing revenue, have begun to expire and the remaining patents relating to this technology generally expire between now and 2017. Additional patents relating to our Dolby Digital Plus technologies, an extension of Dolby Digital, expire between 2018 and 2026. In addition, the remaining patents relating to Dolby Digital Live technologies, an extension of Dolby Digital, are scheduled to expire between now and 2021.
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
We have in the past, and may in the future, be subject to claims that our licensing of industry standard technologies may not conform to the requirements of the standards-setting organization. Allegations such as these could be asserted in private actions seeking monetary damages and injunctive relief, or in regulatory actions. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies in ways that could injure our reputation and otherwise materially and adversely affect our business, operating results, and prospects.
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

•
If we encounter delays in the development of our 4K digital cinema or high frame rate content solutions or if we are unable to provide a solution with a market competitive feature set, price, or compliance with DCI specifications, our results of operations could be adversely affected;

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
We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2010, 2011, and the fiscal year-to-date period ended June 29, 2012, revenue from outside the U.S. was 66%, 68%, and 67% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide.
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
Our business is dependent upon protecting our patents, trademarks, trade secrets, copyrights, and other intellectual property rights. Licensing revenue represented 77%, 83%, and 86% of our total revenue in the fiscal years 2010, 2011, and the fiscal year-to-date period ended June 29, 2012, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.
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
At June 29, 2012, Ray Dolby and his affiliates owned 100 shares of our Class A common stock and 56,950,000 shares of our Class B common stock. As of June 29, 2012, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99.7% of our outstanding Class B common stock, which in the aggregate represented approximately 92.0% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As previously announced, (i) Ray and Dagmar Dolby as Trustees of the Ray Dolby Trust under the Dolby Family Trust Instrument dated May 7, 1999, (ii) Ray and Dagmar Dolby, as Trustees of the Ray Dolby 2002 Trust A dated April 19, 2002, (iii) Ray and Dagmar Dolby, as Trustees of the Ray Dolby 2002 Trust B dated April 19, 2002, (iv) Ray and Dagmar Dolby, as Trustees of the Ray Dolby 2011 Trust A dated December 14, 2011, and (v) Ray and Dagmar Dolby, as Trustees of the Ray Dolby 2011 Trust B dated December 14, 2011 adopted Rule 10b5-1 trading plans in the third quarter of fiscal 2012 to sell up to 5.9 million shares of the Company's Class A common stock (or approximately 10.3% of Ray Dolby's direct and indirect holdings at the time). The trading plans were adopted during an “open window” in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and as permitted by the Company's insider trading policy. Sales under the trading plans may commence in August 2012, are based upon pre-established stock price thresholds, are subject to daily volume limits and will expire once all of the shares have been sold or in August 2013, whichever is earlier.
We cannot predict the effect the trading plan sales may have on the future trading prices of our Class A common stock. As of June 29, 2012, we had a total of 105,241,536 shares of Class A and Class B common stock outstanding. Of these shares, 31,625,000 shares of Class A common stock were sold in our initial public offering by us and the selling stockholders, and an additional 8,000,000 shares of Class A common stock were sold in a secondary offering in May 2007 by our principal stockholder.
As of June 29, 2012, our directors and executive officers beneficially held 56,960,000 shares of Class B common stock, 157,210 shares of Class A common stock, vested options to purchase 20,000 shares of Class B common stock and vested options to purchase 673,008 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
In the fiscal quarter ended June 29, 2012, we issued an aggregate of 36,010 shares of our Class B common stock to certain employees, officers, and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of less than $0.1 million in the fiscal quarter ended June 29, 2012, as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of June 29, 2012, options to purchase an aggregate of 195,274 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding the Company’s purchases of its Class A Common stock, $0.001 par value per share, during the third quarter of fiscal 2012:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
March 31, 2012 - April 27, 2012	871,364	$37.63	871,364	$ 347.5 million
April 28, 2012 - May 25, 2012	751,583	42.97	751,583	315.2 million
May 26, 2012 - June 29, 2012	922,752	41.93	922,752	276.5 million
Total	2,545,699		2,545,699

(1)	Excludes commission costs.

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

(3)	Amounts shown in this column reflect amounts remaining under the stock repurchase program.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10.1*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees
10.2	Agreement of Sale and Purchase by and between DWF III 1275 Market , LLC and Dolby Laboratories, Inc.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema Document
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF‡	XBRL Extension Definition
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document
* Denotes a management contract or compensatory arrangement
‡ Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 8, 2012

DOLBY LABORATORIES, INC.

By:	/s/ Lewis Chew
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)