Form 10-K
period 2012-09-28
Dolby Laboratories, Inc.
filed 2012-11-15
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 28, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 30, 2012 was $1.7 billion. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding at March 30, 2012. This calculation does not reflect a determination that such persons are affiliates for any other purposes.
On November 2, 2012 the registrant had 45,837,295 shares of Class A common stock and 56,598,329 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 28, 2012. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

DOLBY LABORATORIES, INC.
FORM 10-K

Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; market growth opportunities and trends; our plans, strategies and expected opportunities; and future competition. Use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar expressions indicates a forward-looking statement. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in Item 1A, “Risk Factors.” Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We disclaim any duty to update any of the forward-looking statements to conform our prior statements to actual results.

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
Looking forward, we see a number of industry trends that create opportunities for the continued growth of our audio business, including the ongoing global transition from analog to digital television and consumers' increasing use of mobile devices, such as tablets and smartphones, to play back digital content. Our portfolio of technologies and solutions optimize the audio experience for mobile devices to provide consumers with a rich, clear, and immersive sound, despite the bandwidth limitations of online and cellular networks and the physical limitations of devices with small speakers.
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
Business Model
We generate the majority of our revenue by licensing technologies to original equipment manufacturers (“OEM”) of consumer entertainment (“CE”) products and to software vendors. We also generate revenue by selling products and related services to creators and distributors and exhibitors of entertainment content.
We participate in the global entertainment industry in three important ways:

•
We offer products, services, and technologies to creators and distributors of entertainment content, such as motion picture, television, and music recording studios, television broadcasters, satellite and cable operators, cinema theatre chains, and increasingly, Internet content streaming and download service providers. These content creators and distributors use our products, services, and technologies to encode and transmit content, creating rich, clear, and immersive audio experiences for consumers upon playback.

•
We license technologies, such as Dolby Digital, Dolby Digital Plus, and Dolby TrueHD to OEMs and software vendors for incorporation into their CE and other products, so that consumers can play back audio content with our technologies in the rich, clear, and immersive manner the creators intended.

•	We work directly with standards-setting organizations in the entertainment and technology industries, as well as governments and other regulatory bodies, to promote adoption of our technologies in their standards. As a result, our technologies are included in the majority of worldwide TV shipments to support digital TV standards around the world that mandate our formats. Our technologies are also included in virtually all DVD players, Blu-ray Disc players, audio/video receivers, and personal computer (“PC”) DVD software players.
We license our technologies to OEMs and software vendors in 44 countries, and our licensees distribute products incorporating our technologies throughout the world. We sell our products and services in over 80 countries. In fiscal 2012, 2011, and 2010, revenue from outside of the U.S. was 68%, 68%, and 66% of our total revenue, respectively. Our licensing business is our most significant revenue stream, representing 86%, 83%, and 77% of our total revenue in fiscal 2012, 2011, and 2010, respectively. Geographic data for our licensing revenue is based on the location of our licensees' headquarters. Product revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed.
Essential Technologies for the Entertainment Creation, Distribution, and Playback Process
Our long-term involvement in the entertainment industry has enabled us to provide high quality products and services at each step of the entertainment creation, distribution, and playback process.
Content Creation
Our products and services help artists and content producers create and produce an enhanced and immersive entertainment experience by incorporating our technologies in their content. Our encoding technologies help maintain the quality of the sound, while enabling content to fit within the storage capacity and/or bandwidth limitations of a particular content delivery platform. Content creators use our decoding and monitoring products to accurately evaluate how their soundtracks will sound when played back in typical consumer environments.
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
DVD and Blu-ray Disc producers use our professional equipment to encode audio in Dolby Digital, Dolby Digital Plus and Dolby TrueHD so the soundtrack will play as originally recorded on the master copy.
Providers of online content work closely with our team to format their content using our technologies, in order to deliver an optimized audio experience. We work with a growing number of online content aggregators, including Netflix, Amazon, VUDU, Apple, and the Rovi platform, to encode video and audio content with our technologies. We also work with leading music services such as Rhapsody and Omnifone to adopt our audio encoding tools to deliver a rich music experience.
Our high-efficiency advanced audio coding ("HE AAC") and Dolby Digital Plus technologies provide efficient audio delivery solutions that help mitigate constraints associated with transmission or online streaming bandwidth, as well as limited disc storage capacity. These allow mobile content distributors to produce a file compatible with many mobile devices, while lowering storage requirements, reducing download times, and boosting playback quality.
As the means of distribution mature, our technologies have the potential to become the standard or recommended solution in the distribution process. For example, as global broadcast standards for digital television and HD television have developed, many countries have adopted Dolby audio technologies as part of their standards. In North America, Dolby Digital is the standard audio technology for digital terrestrial and cable television. In Europe, Dolby Digital Plus is the European Broadcast Union’s recommended audio technology for HD broadcast. A number of European countries, including France, Italy, the UK, and Poland, have adopted Dolby Digital Plus and HE AAC in their HD terrestrial broadcast standards and other countries, such as Brazil, have adopted HE AAC. In addition, Dolby Digital Plus is now offered by commercial satellite providers throughout Europe as part of their HD services. In the Asia Pacific region, China has selected Dolby Digital and Dolby Digital Plus as optional technologies for the country’s Digital Terrestrial Television specification. South Korea has adopted the Advanced Television Systems Committee ("ATSC") standard for digital television, which includes Dolby Digital, while Japan has adopted advanced audio coding (“AAC”) as its audio technology standard for digital television. We are one of the original four developers of AAC, and we receive a portion of AAC licensing revenue through a joint patent licensing program. We receive AAC licensing revenue both as a patent holder and an administrator of the patent licensing program, through our wholly owned subsidiary, Via Licensing Corporation.
These products, services, and technologies are used throughout the content creation and distribution process, enabling the final step in the cycle: the content playback process.
Content Playback
Our decoding technologies allow content created and distributed using our technologies to be played back as the creator and distributor intended. Manufacturers of DVD players and Blu-ray Disc players throughout the world incorporate our decoding technologies to enhance the audio experience, and the majority of PC OEMs incorporate our technologies for the support of optical discs. Dolby technologies are also widely incorporated in many other devices, such as digital televisions, video game consoles, home-theaters-in-a-box, and audio/video receivers. We have an opportunity to further our position in mobile device, set-top box, and camcorder markets.
In some cases, our licensees sell products incorporating our technologies to other OEMs, which then incorporate these products in automobiles, PCs, or other products sold to consumers. Our trademarks are often displayed on content and CE products that incorporate our technologies to indicate to consumers that a product meets our technical and quality standards.
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
Growth Strategy
The entertainment industry is in transition. Today content is captured, delivered, and played back in more ways than ever before. Consumers can experience entertainment through multiple channels, including cinema, optical disc, digital broadcast, online, and cellular networks. As consumers are presented with more options for receiving content, competition across delivery channels has intensified, and we see this reflected in the composition of our licensing revenue. Non-optical disc based revenue comprised an estimated 57%, 52%, and 45% of our licensing business in fiscal 2012, 2011, and 2010, respectively. This includes licensing revenue derived from products such as TVs, set-top boxes, and mobile phones, as well as our post-processing technologies on a range of devices. Non-optical disc based licensing revenue grew 10% in fiscal 2012 and 27% in fiscal 2011. Conversely, optical disc based licensing revenue was 43%, 48%, and 55% in fiscal 2012, 2011, and 2010, respectively. Optical disc based licensing revenue is derived primarily from the Windows 7 operating system, independent PC DVD software players, DVD, and Blu-ray Disc. However, most of those products receive content over mobile or online networks, in addition to optical disc, and we have increased our technology penetration into these distribution channels.
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
Our Core Business
In our broadcast market we derive revenue from licensing our technologies to OEMs of televisions and set-top boxes. While we have experienced success in driving the adoption of our technologies in digital broadcast, we believe there are still significant opportunities for growth in the adoption of our multichannel technologies, as countries transition from analog to digital broadcast and offer increasing amounts of HD content. The efficiency and quality of our multichannel technologies are well suited to digital broadcast bandwidth requirements and to delivering a premium HD content experience. As a result, our multichannel technologies have been adopted in terrestrial digital television standards throughout the world. In fiscal 2012, we estimate that approximately 65% of global TV shipments and approximately 50% of global set-top box shipments contained our technologies, leaving a substantial additional market opportunity.
The growth of the Internet, accompanied by a shift toward online content consumption, has resulted in a global consumer trend toward an array of online streaming and download services. Content creators are increasingly focused on delivering content across a multitude of media and devices with varying bandwidth and performance requirements, including PCs, connected TVs, set-top boxes, gaming consoles, connected Blu-ray Disc players, and mobile devices. Many of these devices are increasingly designed to capture and send content through improved camera and WiFi technologies, as well as play back rich media experiences. This increasingly complex array of devices, aimed at both creating and consuming content, presents a challenge for content creators and device manufacturers seeking consistent audio quality. We believe this challenge provides an opportunity similar to that of digital broadcast, whereby we can deliver the industry solutions to optimize the audio experience across the online and portable device ecosystem.
While the rapid advancement of online content delivery is enabling the development of new portable playback devices such as tablets and smartphones, it also provides PC OEMs with an alternative to the optical disc platform. Currently, a portion of our revenue comes from the inclusion of our technologies in the optical disc platform, and we expect online delivery to ultimately replace optical disc as the delivery platform for the PC and other devices. Therefore, we are focused on extending the use of our technologies in the PC market to online and mobile content.
In our PC market we have derived revenue from the inclusion of our technologies in most PC shipments, due largely to the inclusion of our technologies in various versions of Microsoft operating systems. In May 2012, we entered into an agreement with Microsoft under which Dolby Digital Plus 5.1 channel decoding and Dolby Digital two-channel encoding will be included in all PCs and tablets licensed to run the Windows 8 operating system. Under the arrangement, OEMs generally will be required to directly license and pay us a base royalty rate for the right to use the Dolby technologies included in Windows 8 installed on the PCs and tablets they produce for online and file-based content. OEMs will be required to pay a higher per-unit royalty for Windows 8 PCs that also include optical disc playback functionality, which will be implemented by ISV applications. This higher rate is consistent with rates paid historically for the inclusion of Dolby disc playback software in the PC market. In the near term, we expect the majority of PCs to continue to ship with optical disc drives and to include optical disc playback functionality. For additional information on our PC market and associated risks, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors.”
Developing New Audio Entertainment Technologies
Through our long history of innovation in audio technology, and the established presence of our multichannel technologies in many of the world’s most popular content playback devices, we believe that we are well positioned to develop and deliver new audio innovations. Specifically, our expertise in signal processing and compression technologies, coupled with our ability to deliver an integrated solution across complex market ecosystems, enable us to offer new technologies that elevate the entertainment experience. We also believe the presence of our technologies in many existing professional and consumer devices, along with our recognized brand, are key strengths as we strive to bring additional technology innovations to market. In April 2012, we announced Dolby Atmos, a new audio platform for cinema that delivers a more natural and realistic sound-field. Since the introduction of Dolby Atmos, nine major Hollywood titles have been announced or released from five studios, including The Hobbit, to be released in December 2012.
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
We also offer a Professional Reference Monitor, a flat-panel video reference display for video professionals. These professionals use our monitor for color critical tasks, such as calibrating color accuracy to professional reference standards. Our Professional Reference Monitor uses our dynamic range imaging technologies, which enable enhanced contrast, extended brightness, and dynamic range, along with reduced power consumption in LED backlit LCD televisions.
Developing Voice Technologies
With the growth of voice transmission over Internet protocol networks and the proliferation of devices that connect to these networks, the quality of the voice experience has progressively deteriorated. We believe that our expertise in sound signal processing and compression technologies can address some of these problems, and in particular that our entertainment technologies can be adapted and applied to voice communications to significantly improve voice quality and clarity in a variety of uses. In September 2012, BT Conferencing announced a trial using Dolby Voice technology in their conferencing services to enable audio conference calls that sound and feel more like in-person meetings.
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
Addressing Ongoing Content Creator Needs
We believe that technology innovations for entertainment will continue to be adopted first for professional use, as filmmakers, music producers, broadcasters, and video game designers look for ways to excite their audiences. We are collaborating with industry professionals to develop new technologies that facilitate and improve content recording, distribution, and playback. Our professional technology solutions often have applicability to the consumer arena, and when they apply, we intend to continue to adapt these technologies for use in consumer applications. Our noise reduction, surround sound, and digital audio technologies were all initially developed for professional use and later adapted for use in CE products. We believe that our success in developing technologies for professional use contributes greatly to the appeal of our technologies and brand for consumer use.
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
Revenue Generation
We generate revenue in three primary ways: licensing our technologies to a broad range of customers, selling video and audio products for the cinema and broadcast industries, and providing a variety of services to support production activities.
We generate a significant portion of our revenue from outside the U.S. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed. Financial information by geographic area is set forth in Note 11 “Geographic Data” to our consolidated financial statements. For risks attendant to our foreign operations, see Item 1A, “Risk Factors.”
Licensing
We license our technologies to software vendors and to OEMs of CE products such as digital televisions, set-top boxes, DVD players and recorders, Blu-ray Disc players, video game consoles, audio/video receivers, mobile devices, in-car entertainment systems, home-theater-in-a-box systems, PCs, camcorders, and portable media devices. Our licensing arrangements typically entitle us to receive a specified royalty for every product shipped by our licensees that incorporates our technologies. We also collect fees for administering joint patent licensing programs (informally known as “patent pools”) on behalf of third parties. In fiscal 2012, 2011, and 2010, our licensing revenue represented 86%, 83%, and 77% of our total revenue, respectively. We have three primary licensing models: a two-tier model, an integrated licensing model, and a patent pool model.
Two-Tier Licensing Model.    Most of our CE licensing business consists of a two-tier licensing model whereby our decoding technologies, included in reference software and firmware code, are first provided under license to a semiconductor manufacturer. The manufacturer then incorporates our technologies in integrated circuits (“IC”). Our licensed semiconductor manufacturers, which we refer to as “implementation licensees,” sell their ICs to OEMs of CE products, which we refer to as “system licensees.” Our system licensees separately obtain licenses from us that allow them to make and sell end-user CE products that incorporate our technologies in ICs purchased from our implementation licensees.
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

Our system licensees pay us an initial fee for the technologies they choose to license from us. We deliver a licensing package to each system licensee, which includes information on using our technologies in the licensee’s products. System licensees are required to provide us with prototypes of products that incorporate our technologies for quality control evaluation, or under certain circumstances, with self-test results for our review. If the design is approved, the licensee is permitted to buy ICs from any Dolby implementation licensee and to sell approved products to retailers, distributors, and consumers. Sales by system licensees of CE products incorporating our technologies are royalty-bearing, generally based upon the number of product units shipped. We have active licensing arrangements with approximately 515 electronics product OEMs and software developer licensees, with corporate headquarters located in 44 countries.
The amount of royalties we collect from a system licensee on a particular product depends on a number of factors, such as the number of Dolby technologies used in that product and the total production volume for all products incorporating our technologies that are shipped by the system licensee.
Integrated Licensing Model.    In addition to licensing under our two-tier licensing model, we also license our technologies, as included in reference software code, to operating system vendors and independent software vendors ("ISVs"), and to certain other CE OEMs that act as combined implementation and system licensees. These licensees incorporate our technologies (in their software such as PC software DVD players) used in desktop or notebook computers, in their mobile applications, or in ICs they manufacture and incorporate into CE products. As with the two-tier licensing model, the combined implementation and system licensee pays us an initial administrative fee. In exchange, the licensee receives a licensing package, which includes information on how to incorporate our technologies into the licensee’s software program or integrated circuits. Once the product has been built, the licensee sends us a sample, or under certain circumstances self-test results, for quality control evaluation. If the sample is approved, the licensee is permitted to sell the product to retailers, distributors, and consumers, subject to the payment of royalties.
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
Products
We design and manufacture video and audio products for the film production, cinema, and television broadcast industries. Distributed in over 70 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, provide surround sound, and increase the efficiency of sound storage and distribution. Our product sales are derived from sales of our digital cinema servers, which load, store, decrypt, and decode encrypted digital film files for presentation on digital projectors in theaters, as well as from sales of digital 3D products and our Professional Reference Monitor.
We also derive revenue from sales of our traditional cinema processors, which movie theaters use to process film soundtracks, and to a lesser extent, from sales of broadcast products used to encode and distribute content to viewers. We offer related digital cinema processors and media adapters to decode digital cinema soundtracks, as well as digital cinema accessories that allow exhibitors to easily integrate our digital cinema servers with their existing automation systems. Digital cinema is based on open standards which, unlike standards for the traditional cinema market, do not include our proprietary audio technologies. In fiscal 2012, 2011, and 2010 our product revenue represented 11%, 14%, and 20% of our total revenue, respectively.
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
We provide other services such as print quality control, professional film mastering services to prepare movies for digital release, and theater system calibration for important screenings, such as premieres, film festivals, and press screenings. Our engineers also provide training, system design consultation, and on-site technical expertise to cinema operators throughout the world to help them configure their screening rooms and equipment, in order to ensure that movies are replayed with consistently high quality. In fiscal 2012, 2011, and 2010 our services revenue represented 3%, 3%, and 3% of our total revenue, respectively.

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
Our Technologies

•
Dolby Atmos – Dolby Atmos is a new audio platform that uses a hybrid approach that combines multi-channel audio with discrete audio objects. This approach provides more flexibility and control for sound designers and mixers to deliver a more natural and realistic sound environment.

•
Dolby Digital – Dolby Digital is a digital audio coding technology used to provide surround sound in theaters and in the home from DVDs, digital terrestrial broadcast, cable, and satellite systems. Dolby Digital enables the storage and transmission of up to five full range audio channels plus a low frequency effects channel.

•
Dolby Digital Plus – Dolby Digital Plus is a digital audio coding technology built as an extension to Dolby Digital technologies. With the addition of new coding techniques and an expanded bitstream structure, Dolby Digital Plus offers greater efficiency for lower bit rates, as well as the option for more channels and higher bit rates. Dolby Digital Plus can support a wide range of current and emerging applications such as digital television, mobile, and Internet based content services. Dolby Digital is compatible with all existing Dolby Digital Plus equipped consumer electronics.

•
Dolby Digital Surround EX – Dolby Digital Surround EX adds a third surround channel to the Dolby Digital format in cinemas. The third channel is reproduced by rear wall surround speakers, while the left and right surround channels are reproduced by speakers on the side walls.

•	Dolby Digital EX – Dolby Digital EX adds a third surround channel to Dolby Digital in CE products for the home.

•
Dolby TrueHD – Dolby TrueHD is an audio delivery technology that delivers bit-for-bit performance upon playback identical to the original studio master. When applied with HD video content, the coding efficiencies of Dolby TrueHD enable content providers to include a 100% lossless audio track on Blu-ray Disc without using excessive storage capacity.

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

•
Digital 3D Products – Digital 3D Products deliver a 3D image with an existing digital cinema server and white (or silver) screen, providing exhibitors a flexible 3D solution. Our Dolby 3D glasses feature high quality multicoated lenses that deliver sharp 3D images.

•	Digital Media Adapters – Digital Media Adapters are used to convert existing analog cinema audio systems to the latest digital audio technologies.

•	Traditional Cinema Processors – Traditional Cinema Processors are used to read, decode, and play back a film soundtrack and calibrate the sound system in a movie theater.

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
We conduct our research and development activities at a number of locations, including Burbank, San Francisco, and Sunnyvale, California, Yardley, Pennsylvania, Indianapolis, Indiana, Sydney, Australia, Stockholm, Sweden, Beijing, China, and Nuremberg and Berlin, Germany, Wroclaw, Poland. Our research and development expenses were $140.1 million, $123.9 million, and $105.0 million in fiscal 2012, 2011, and 2010, respectively.
Product Manufacturing
Our product quality is enabled through the use of well established, and in some cases highly automated, assembly processes along with rigorous testing of our products.
We have a single production facility and we also use contract manufacturers for a significant portion of our production capacity. We purchase components and fabricated parts from multiple suppliers; however, we rely on sole source suppliers for certain components used to manufacture our products. We source components and fabricated parts both locally and globally in order to provide for continued supply.
Customers
We license our technologies to a broad range of customers, including software vendors, such as operating system vendors and ISVs, IC manufacturers, and manufacturers of home audio and video products, set-top boxes, video game consoles, mobile devices, in-car entertainment systems, and PCs.
Our customers operate in a wide range of entertainment industries, and we sell our professional products either directly to the end user or, more commonly, through dealers and distributors. Users of our professional products and services include movie studios, cinema operators, film distributors, broadcasters, and video game designers.
Microsoft Corporation is one of our licensees and accounted for approximately 14%, 13%, and 12% of our total revenue in fiscal 2012, 2011, and 2010, respectively. Most of our Microsoft revenue is generated from the Windows 7 operating system, which contains our technologies. In May 2012, we entered into an agreement with Microsoft under which Dolby Digital Plus 5.1 channel decoding and Dolby Digital two-channel encoding will be included in all PCs and tablets licensed to run the Windows 8 operating system. Under the arrangement, OEMs generally will be required to directly license and pay us a base royalty rate for the right to use the Dolby technologies included in Windows 8 installed on the PCs and tablets they produce for online and file-based content. OEMs will be required to pay a higher per-unit royalty for Windows 8 PCs that also include optical disc playback functionality, which will be implemented by ISV applications. This higher rate is consistent with rates paid historically for the inclusion of Dolby disc playback software in the PC market. In the near term, we expect the majority of PCs to continue to ship with optical disc drives and to include optical disc playback functionality. Additional information relating to Microsoft and Windows 8 is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: Audyssey Laboratories, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Monster Cable Products, Philips, RealNetworks, Rovi, Sony, Thomson, and Waves Audio. Competitors for our products include: Barco, Doremi, GDC, IMAX, MasterImage 3D, NEC, Panavision, QSC Audio Products, Qube Cinema, REAL D, Sony, Technicolor, USL, and XpanD. Competitors for our services include DTS and Sony. In addition, other companies may become competitors in the future.
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
We also face competitive risks in situations where our customers are current or potential competitors. For example, Sony and Microsoft are significant licensee customers, and are also competitors with respect to some of our broadcast and consumer technologies.
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
As of September 28, 2012, we had nearly 2,800 individual issued patents, and over 2,700 pending patent applications, in over 80 jurisdictions throughout the world. The currently issued patents are scheduled to expire at various times through November 2032.
Some of our patents relating to Dolby Digital technologies, from which we derive a significant part of our licensing revenue, have expired and others will expire over the next several years. We have transitioned a number of our Dolby Digital licensees to Dolby Digital Plus technologies, an extension of our Dolby Digital technologies, whose patents generally expire later than the Dolby Digital patents. We are continuing to make progress in transitioning other Dolby Digital licensees to Dolby Digital Plus.
We pursue a general practice of filing patent applications for our technologies in the U.S. and various foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technology innovations. We have multiple patents covering unique aspects and improvements for many of our technologies.
We have over 923 trademark registrations throughout the world for a variety of word marks, logos, and slogans. Our marks cover our various products, technologies, improvements, and features, as well as the services that we provide. Our trademarks are an integral part of our technology licensing program, and licensees typically elect to place our trademarks on their products to inform consumers that their products incorporate our technology and meet our quality specifications. Our trademarks include the following:

Examples of our Word Trademarks

• Dolby • Dolby Digital • Dolby Digital Plus • Dolby Home Theater	• Dolby Mobile • Dolby Headphone • Dolby TrueHD • Dolby Digital Cinema
Examples of our Logo Trademarks
We protect our intellectual property rights both domestically and internationally. In the past, however, we have experienced problems with OEMs of CE products in emerging economies. OEMs have failed to report or underreported shipments of their products that incorporate our technologies. We have also had problems with implementation licensees selling ICs with our technologies to third parties that are not system licensees. We anticipate that such problems will continue to occur in the future.
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
Employees
As of September 28, 2012, we had 1,480 employees worldwide, of which 557 employees were based outside of the U.S. None of our employees are subject to a collective bargaining agreement. We believe that our employee relations are good.
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
Licensing revenue constitutes the majority of our total revenue, representing 86%, 83%, and 77% in fiscal 2012, 2011, and 2010, respectively. We do not manufacture consumer entertainment products ourselves and we depend on licensees and customers, including software vendors and original equipment manufacturers (“OEM”), to incorporate our technologies into their products.
Although we have license agreements with many of these companies, these agreements generally do not have minimum purchase commitments, are non-exclusive, and do not generally require incorporation or use of our technologies. Accordingly, our revenue will decline if our licensees choose not to incorporate our technologies in their products, or if they sell fewer products incorporating our technologies, or if they otherwise face significant economic difficulties. Changes in consumer tastes or trends, rapidly evolving technology, competing products, changes in industry standards or adverse changes in business and economic conditions, among other things, may result in lower sales of products incorporating our technologies which would adversely affect our licensing revenue.
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
Revenue from our PC market depends on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included on computers, through operating systems, independent software vendors (“ISV”) media applications, or otherwise, and the terms of any royalties or other payments we receive from licensors of such software. We face many risks in the PC market that may affect our ability to successfully participate in that market, including, but not limited to the following:

•	Purchasing trends away from traditional PCs and toward computing devices without optical disc drives, such as ultrabooks and tablets, which may not include our technologies;

•	The availability and market appeal of PC software that includes our technologies on an unauthorized and infringing basis, for which we receive no royalty payments; and

•	Continued decreasing inclusion of ISV media applications by PC OEMs in their Windows 7- based PCs, as Windows 7 already incorporates DVD playback software.

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
Our future success depends on our ability to enhance our existing technologies and products and to develop acceptable new technologies and products that address the needs of the market in a timely manner. The development of enhanced and new technologies and products is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, acquire, market, or support new or enhanced technologies or products on a timely basis, if at all. For example, while we view the continued advancements in online and mobile media content delivery as an area of opportunity, if we are not able to competitively address the needs of the changing online and mobile markets, our ability to generate revenue from those markets would be limited. At times, such changes can be dramatic, such as the shift from VHS tapes to DVDs for consumer playback of movies in homes and elsewhere.

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
Our services revenue, both in the U.S. and internationally, is tied to the number of movies being produced and distributed by studios and independent filmmakers. A number of factors can affect the number of movies that are produced, including strikes and work stoppages within the cinema industry, as well as tax incentive arrangements provided by many governments to promote local filmmaking. Services revenue is also impacted by the transition to digital cinema in some regions. For example, the 16% decrease in services revenue from fiscal 2011 to fiscal 2012 was attributable primarily to a decrease in film-based production services revenue as the cinema industry transitions to digital cinema as well as decrease in virtual print fees, which were generated from certain leased digital cinema assets, as we discontinued this program in fiscal 2011.
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
We generate licensing revenue primarily from OEMs and software vendors who license our technologies and incorporate those technologies in their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to accurately report their shipments. However, we have difficulty independently determining whether or not our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. Most of our license agreements permit us to audit our licensees' records, but audits are generally expensive, time-consuming, and potentially detrimental to our ongoing business relationships with our licensees.
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
Our licensing revenue depends to a significant extent on patent royalties, and some of our key patents from which a significant portion of that revenue is derived have expired and will continue to expire.
Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of September 28, 2012, we had nearly 2,800 individual issued patents, and over 2,700 pending patent applications, in over 80 jurisdictions throughout the world. The currently issued patents expire at various times through November 2032.
We regularly look for opportunities to expand our patent portfolio both through organic development and acquisitions. However, to the extent that we are not able to obtain new patents or develop other proprietary technologies, or to the extent that we do not replace licensing revenue from technologies covered by expiring patents with licensing revenue based on non-expiring patents and other proprietary technologies, our operating results may be materially adversely affected.
In particular, some of our patents relating to Dolby Digital technologies, from which we derive a significant part of our licensing revenue, have expired and others will expire over the next several years. We have transitioned a number of our Dolby Digital licensees, and continue to make progress in transitioning other Dolby Digital licensees, to Dolby Digital Plus technologies, an extension of our Dolby Digital technologies, whose patents generally expire later than the Dolby Digital patents. We now derive a significant part of our licensing revenue from Dolby Digital Plus. To the extent that we are unsuccessful in having licensees continue to transition to Dolby Digital Plus, or to the extent that licensees of Dolby Digital Plus transition back to Dolby Digital as our original patents covering this technology expire, our operating results could be materially adversely affected.
The markets for our technologies are highly competitive, and if we are unable to compete successfully, our business will suffer.
The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors for our licensed technologies include: Audyssey Laboratories, DTS, Fraunhofer Institute for Integrated Circuits, Microsoft, Monster Cable Products, Philips, RealNetworks, Sony, Technicolor, and Waves Audio. Competitors for our products include: Barco, Doremi, GDC, IMAX, MasterImage 3D, NEC, Panavision, QSC Audio Products, Qube Cinema, REALD, Rovi, Sony, Technicolor, USL, and XpanD. Competitors for our services include DTS and Sony. Consumers may perceive the quality of the audio experience produced by some of our competitors' technologies to be equivalent or superior to the audio experience produced by our technologies. Other companies may become competitors in one or more of these areas in the future.
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
Our licensing revenue from system licensees depends in large part upon the availability of ICs that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer entertainment products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce, and then sell them to system licensees. We do not control the IC manufacturers' decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts nor predict their success. As a result, if these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if, for any reason, they sell fewer ICs incorporating our technologies, our operating results will be adversely affected.
Pricing pressures on the system licensees who incorporate our technologies into their products could limit the licensing fees we charge for our technologies, which could adversely affect our revenue.
The markets for the consumer entertainment products in which our technologies are incorporated are intensely competitive and price sensitive. We expect to face increased royalty pricing pressure for our technologies as we seek to drive the adoption of our technologies into online content and portable devices, such as tablets and smartphones. Retail prices for consumer entertainment products that include our sound technologies, such as DVD players and home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, OEMs have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge our customers who incorporate our technologies into the consumer entertainment products that they sell. Furthermore, while we have contractual rights with many of our licensees for cost of living adjustments to our royalty rights, we may not be able to negotiate those terms in our contracts with existing and new licensees. Additionally, downward cost of living adjustments would result in declines in the licensing fees that we charge. A decline in, or the modification or loss of the contractual right to increase, the licensing fees we charge could materially and adversely affect our operating results.
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
Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle, and could divert management resources and attention. In the past we have settled claims relating to infringement allegations and agreed to make payments in connection with such settlements. We expect that similar claims will be asserted against us in the future in the ordinary course of our business. An adverse determination in any intellectual property claim could require that we pay damages or stop using technologies found to be in violation of a third party's rights and could prevent us from offering our products and services to others. In order to avoid these restrictions, we may have to seek a license for the technology, which may not be available on reasonable terms or at all. Any license could also require us to pay significant royalties, and may significantly increase our operating expenses. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense. If we cannot license or develop technologies for any aspects of our business found to be infringing, we may be forced to limit our product and service offerings and may be unable to compete effectively.
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
We face various risks in integrating acquired businesses, including:

•	Diversion of management time and focus from operating our business to acquisition integration challenges;

•	Cultural and logistical challenges associated with integrating employees from acquired businesses into our organization;

•	Retaining employees, suppliers and customers from businesses we acquire;

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

Future acquisitions could result in dilutive equity issuances or the need to obtain equity or debt financing on unfavorable terms.
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
We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2012, 2011, and 2010, revenue from outside the U.S. was 68%, 68%, and 66% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide.
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
Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of conducting business internationally, our business may be adversely affected if our business partners are not able to successfully manage these risks.
In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act and U.S. export controls. Although we implement policies and procedures designed to ensure compliance with the Foreign Corrupt Practices Act and U.S. export controls, there can be no assurance that all of our employees, distributors, dealers, and agents will not take actions in violation of our policies or these regulations. Any such violation could have an adverse effect on our business.
We face risks associated with complying with international employment laws.
A significant number of our employees are located outside the U.S. This means that we have exposure to changes in foreign laws governing our relationships with our employees, which could have a direct impact on our operating costs. Expansion into international markets has required, and will require, significant management attention and resources. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local employment laws and regulations, which may be substantially different from those in the U.S.
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
A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual revenue and operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our business and prospects, and could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenue or the volatility of the market price of our stock include those risks set forth in this section as well as the following:

•	Fluctuations in demand for our products and for the digital entertainment products of our licensees;

•	Adverse developments in general economic conditions;

•	The amount and timing of our operating costs, capital expenditures, and related charges, including those related to the expansion or consolidation of our business, operations, and infrastructure;

•	Changes in business cycles that affect the markets in which we sell our products and services or the markets for consumer entertainment products incorporating our technologies;

•	Fluctuations in the timing of royalty reports we receive from our licensees, including late or sporadic reports;

•	Variations in the time-to-market of our technologies in the entertainment industry markets in which we operate;

•	Corrections to licensees' reports received in periods subsequent to those in which the original revenue was reported;

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

•	The financial resources of cinema exhibitors available to buy our products or to equip their theaters to accommodate upgraded or new technologies;

•	Consolidation by participants in the markets in which we compete, which could result among other things in pricing pressure;

•	Seasonal electronics product shipment patterns by our system licensees, particularly in our first fiscal quarter, which generally result in revenue in our second fiscal quarter;

•
The impact of, and our ability to react to, interruptions in the entertainment distribution process, including as a result of work stoppages at our facilities, our customers' facilities, and other points throughout the entertainment distribution process;

•	Adverse outcomes of litigation or governmental proceedings, including any foreign, federal, state, or local tax assessments or audits;

•	Repurchases we make of our common stock;

•	Costs of litigation and intellectual property protection;

•	Exchange rate fluctuations between the U.S. dollar and other currencies;

•	Variations between our operating results and published analysts' expectations; and

•	Announcements by our competitors or significant customers.
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

We are subject to the periodic examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Additionally, due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that estimates of our tax liability and the likelihood that the benefit of our deferred tax assets will be realized could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition, and cash flows.
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
Our business is dependent upon protecting our patents, trademarks, trade secrets, copyrights, and other intellectual property rights. Licensing revenue represented 86%, 83%, and 77% of our total revenue in the fiscal years 2012, 2011, and 2010, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.
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
Newly introduced and new versions of licensee products that incorporate our technologies are complex and may contain undetected software or hardware errors. In addition, the combination or incorporation of these newly introduced products with products from other companies can make it difficult to identify the source of a problem. Any negative publicity or negative impact relating to these product problems could adversely affect the perception of our brand. In addition, these errors could result in loss of, or delay in, market acceptance of those products or Dolby technologies, or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. Although we generally attempt to contractually limit our liability for our licensees' defective products, we may elect to help reengineer those products, which could adversely affect our operating results.
A loss of one or more of our key customers or licensees in any of our markets could adversely affect our operating results.
From time to time, one or a small number of our customers or licensees may represent a significant percentage of our products, services, or licensing revenue. For example, revenue from our largest customer represented approximately 14% of total revenue for fiscal 2012. Although we have agreements with many of these customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, whether due to strategic redirections or adverse changes in their businesses or for other reasons, could have a significant adverse effect on our operating results.
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
We face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products. For example, we redesigned our products to comply with restrictions on lead and other hazardous substances so we could continue to offer them for sale within the European Union. For some products, substituting particular components containing regulated hazardous substances is more difficult or costly, and additional redesign efforts could result in production delays. Selected electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the new environmental laws, which could negatively impact our ability to generate revenue from those products.
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
For the foreseeable future, Ray Dolby or his affiliates or family members will be able to control the selection of all members of our Board of Directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.
At September 28, 2012, Ray Dolby and his affiliates, including his family members, owned 7,077 shares of our Class A common stock and 56,450,740 shares of our Class B common stock. As of September 28, 2012, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99.7% of our outstanding Class B common stock, which in the aggregate represented approximately 92.2% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
If our founder, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline. As previously announced, (i) Ray and Dagmar Dolby, as Trustees of the Ray Dolby Trust under the Dolby Family Trust Instrument dated May 7, 1999, (ii) Ray and Dagmar Dolby, as Trustees of the Ray Dolby 2002 Trust A dated April 19, 2002, (iii) Ray and Dagmar Dolby, as Trustees of the Ray Dolby 2002 Trust B dated April 19, 2002, (iv) Ray and Dagmar Dolby, as Trustees of the Ray Dolby 2011 Trust A dated December 14, 2011, and (v) Ray and Dagmar Dolby, as Trustees of the Ray Dolby 2011 Trust B dated December 14, 2011, adopted Rule 10b5-1 trading plans in the third quarter of fiscal 2012 to sell up to 5.9 million shares of the Company's Class A common stock (or approximately 10.3% of Ray Dolby's direct and indirect holdings at the time). The trading plans were adopted during an “open window” in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and as permitted by the Company's insider trading policy. Sales under the trading plans commenced in August 2012, are based upon pre-established stock price thresholds, are subject to daily volume limits and will expire once all of the shares have been sold or in August 2013, whichever is earlier.
We cannot predict the effect the trading plan sales may have on the future trading prices of our Class A common stock. As of September 28, 2012, we had a total of 103,095,464 shares of Class A and Class B common stock outstanding.
As of September 28, 2012, our directors and executive officers beneficially held 56,460,740 shares of Class B common stock, 151,208 shares of Class A common stock, vested options to purchase 20,000 shares of Class B common stock and vested options to purchase 349,330 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

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
Dolby Wootton Bassett, LLC, of which Ray and Dagmar Dolby as Trustees of the Dolby Family Trust are collectively the sole member, the Ray Dolby Trust, or the Dolby Family Trust own a majority financial interest in real estate entities that own and lease to us certain of our other facilities in California and the United Kingdom. We own the remaining financial interests in these real estate entities. We lease from these real estate entities approximately 122,000 square feet of space at 999 Brannan Street, San Francisco, California for our principal administrative offices, approximately 45,000 square feet of space in Brisbane, California for manufacturing facilities and approximately 19,000 square feet of space in Burbank, California for research and development, sales, services, and administrative facilities. In addition, we lease from these real estate entities approximately 75,000 square feet of space in Wootton Bassett, England, which was used for manufacturing, sales, services and administrative facilities. In fiscal 2009, we consolidated our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility to improve efficiencies. We continue to use the Wootton Bassett facilities for sales and services. The leases for these facilities expire at various times through 2015.
In June 2012, we purchased an approximately 354,000 square-foot building in San Francisco for approximately $109.8 million. After preparing the building for our use, we intend to use the space as our new worldwide headquarters.
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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$33.12	$26.28	$69.69	$56.69
Second Quarter	39.54	30.68	68.88	46.80
Third Quarter	45.11	36.33	51.59	41.44
Fourth Quarter	42.69	30.67	45.36	27.36
Our Class B common stock is neither listed nor publicly traded.
As of November 2, 2012, there were approximately 16 holders of record of our Class A common stock and 47 holders of record of our Class B common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.
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
Sales of Unregistered Securities
In the fiscal quarter ended September 28, 2012, we issued an aggregate of 11,400 shares of our Class B common stock to certain employees, officers, and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan; from September 29, 2012 through November 2, 2012, we issued an aggregate of 1,000 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of $0.1 million in the fiscal quarter ended September 28, 2012 and less than $0.1 million in the period from September 29, 2012 through November 2, 2012 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of November 2, 2012 options to purchase an aggregate of 182,874 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding our purchases of our Class A Common stock, $0.001 par value per share, during the fourth quarter of fiscal 2012:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
June 30, 2012 - July 27, 2012	751,553	$37.78	751,553	$248.1 million
July 28, 2012 - August 24, 2012	764,978	34.24	764,978	$221.9 million
August 25, 2012 - September 28, 2012	688,902	34.28	688,902	$198.3 million
Total	2,205,433		2,205,433

(1)	Excludes commission costs.

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
Stock Price Performance Graph
The following graph compares the total return of our Class A common stock with the total return for the New York Stock Exchange Composite Index (the “NYSE Composite”) and the Russell 3000 Index (the “Russell 3000”) for the five fiscal years ended September 28, 2012. The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $34.82 on September 28, 2007, and in the NYSE Composite and the Russell 3000 on the same date and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “filed” for purposes of Section 18 of Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2012

350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
Dolby Laboratories Inc.
NYSE Composite
Russell 3000 Index

	9/28/2007	9/26/2008	9/25/2009	9/24/2010	9/30/2011	9/28/2012
Dolby Laboratories Inc.	100.00	103.50	109.10	177.31	78.81	94.06
NYSE Composite	100.00	78.59	70.19	77.01	73.44	91.73
Russell 3000 Index	100.00	80.03	71.12	80.22	80.36	104.63

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this filing. The consolidated statements of operations and balance sheets data for the fiscal years ended September 28, 2012, September 30, 2011, and September 24, 2010 were derived from our audited consolidated financial statements included in this report. The consolidated statements of operations and balance sheets data for the fiscal years ended September 25, 2009 and September 26, 2008 were derived from our audited consolidated financial statements not included in this report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods. Fiscal 2011 consisted of 53 weeks, while all other fiscal years presented consisted of 52 weeks.

	Fiscal Year Ended
	September 28, 2012	September 30, 2011	September 24, 2010	September 25, 2009	September 26, 2008
	(in thousands, except per share amounts)
Operations:
Revenue	$926,264	$955,505	$922,713	$719,503	$640,231
Gross margin (1)	834,237	844,334	790,898	654,735	572,454
Operating expenses (2)	472,245	414,601	361,517	291,069	285,671
Income before provision for income taxes	368,991	440,643	437,012	371,419	301,802
Net income attributable to Dolby Laboratories, Inc.	264,302	309,267	283,447	242,991	199,458
Net income per share:
Basic	$2.47	$2.78	$2.50	$2.15	$1.79
Diluted	$2.46	$2.75	$2.46	$2.11	$1.74
Weighted-average shares outstanding:
Basic	106,926	111,444	113,452	113,101	111,492
Diluted	107,541	112,554	115,388	115,367	114,781
Stock-based compensation included above was as follows:
(1) Cost of sales	$914	$824	$553	$679	$1,030
(2) Operating expenses	46,667	42,841	28,262	21,743	21,680

	Fiscal Year Ended
	September 28, 2012	September 30, 2011	September 24, 2010	September 25, 2009	September 26, 2008
	(in thousands)
Cash and cash equivalents	$492,600	$551,512	$545,861	$451,678	$394,761
Working capital	813,446	999,213	894,657	744,254	491,196
Short-term and long-term investments	664,307	664,078	493,106	489,746	300,663
Total assets	1,960,798	1,884,387	1,711,772	1,581,315	1,336,146
Long-term debt	—	—	—	5,825	7,782
Total stockholders’ equity—Dolby Laboratories, Inc.	1,720,269	1,663,513	1,473,737	1,341,108	1,049,253

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We disclaim any duty to update any of the forward-looking statements to conform our prior statements to actual results.

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
Looking forward, we see a number of industry trends that create opportunities for the continued growth of our audio business, including the ongoing global transition from analog to digital television and consumers' increasing use of mobile devices, such as tablets and smartphones, to play back digital content. Our portfolio of technologies and solutions optimize the audio experience for portable devices to provide consumers with a rich, clear, and immersive sound, despite the bandwidth limitations of online and cellular networks and the physical limitations of devices with tiny speakers.
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

Business Model
We generate the majority of our revenue by licensing technologies to original equipment manufacturers (“OEM”) of consumer entertainment (“CE”) products and to software vendors. We also generate revenue by selling products and related services to creators and distributors and exhibitors of entertainment content.
We participate in the global entertainment industry in three important ways:

•
We offer products, services, and technologies to creators and distributors of entertainment content, such as motion picture, television, and music recording studios, television broadcasters, satellite and cable operators, cinema theatre chains, and increasingly, Internet content streaming and download service providers. These content creators and distributors use our products, services, and technologies to encode and transmit content, creating rich, clear, and immersive audio experiences for consumers upon playback.

•
We license technologies, such as Dolby Digital, Dolby Digital Plus, Dolby TrueHD, to OEMs and software vendors for incorporation into their CE and other products, so that consumers can play back audio content with our technologies in the rich, clear, and immersive manner the creators intended.

•
We work directly with standards-setting organizations in the entertainment and technology industries, as well as governments and other regulatory bodies, to promote adoption of our technologies in their standards. As a result, our technologies are included in the majority of worldwide TV shipments to support digital TV standards around the world that mandate our formats. Our technologies are also included in virtually all DVD players, Blu-ray Disc players, audio/video receivers, and personal computer (“PC”) DVD software players.

We license our technologies to OEMs and software vendors in 44 countries and our licensees distribute products incorporating our technologies throughout the world. We sell our products and services in over 80 countries. In fiscal 2012, 2011, and 2010 revenue from outside of the U.S. was 68%, 68%, and 66% of our total revenue, respectively. Our licensing business is our most significant revenue stream, representing 86%, 83%, and 77% of our total revenue in fiscal 2012, 2011, and

2010, respectively. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Product revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed.

Opportunities, Challenges, and Risks
Our licensing and product markets are characterized by rapid technological changes, new and improved product introductions, changing customer demands, evolving industry standards, changing licensee needs, and product obsolescence. We believe that these changes present us with opportunities to provide realistic and immersive audio experiences to consumers through new and emerging delivery channels. However, as described below, our licensing revenue is subject to uncertainties and trends relating to technology and market growth, as well as the mix of CE products sold that incorporate our technologies. Our licensing business also could be affected by adverse general economic conditions, because many of the products in which our technologies are incorporated are discretionary goods. Furthermore, our products business is subject to intense competition and uncertainties relating to the transition to digital cinema and purchasing decisions by our cinema customers. We expect recent declines in our 3D revenue to continue, as the market for 3D products becomes increasingly saturated.
Licensing
Licensing revenue constitutes the majority of our total revenue, representing 86%, 83%, and 77% of total revenue in fiscal 2012, 2011, and 2010, respectively.
The entertainment industry is in transition. As consumers are presented with more options for receiving entertainment content, competition across the delivery channels has intensified. We see this reflected in the changing composition of our licensing revenue, driven by a shift away from optical disc based products. Our optical disc based revenue is generated from the sale of technology solutions that enable DVD or Blu-ray Disc playback functionality, licensing including the Windows 7 operating system, independent PC DVD software players, DVD, and Blu-ray Disc technologies included in consumer products. However, most of these products can also receive content over mobile or online networks and we have increased our technology penetration into these other distribution channels. Non-optical disc based revenue is generated from the sale of technology solutions other than those used to enable DVD or Blu-ray Disc playback functionality. Non-optical disc based revenue includes licensing revenue derived from products such as TVs, set-top boxes, and mobile devices, as well as from the incorporation of our post processing technologies in a range of devices. We remain focused on delivering the products, tools, and technologies needed to ensure a high quality audio experience from any device.
Looking forward, we expect continued growth in the proportion of our licensing revenue we derive from non-optical disc sources. This will be driven partly by the maturity of optical disc as a method for delivering content, but also by the significant opportunities presented by digital broadcast and online and mobile distribution, as well as the inclusion of our technologies in the Windows 8 operating system to enable the playback of online content. We also see significant opportunities to offer encode/decode solutions in video and voice that leverage our expertise in signal processing, compression, and the capture and playback of content.
Our licensing revenue comes from the following markets and primarily from the inclusion of our technologies in the products indicated for each market:

•	Broadcast market: primarily televisions and set-top boxes

•	PC market: primarily DVD software players and Microsoft Windows operating systems

•	CE market: primarily DVD and Blu-ray Disc players and recorders, audio/video receivers, and home-theater-in-a-box systems

•	Other markets:

•	Mobile – primarily cell phones, tablets and other mobile devices

•	Gaming – primarily video game consoles

•	Licensing services – primarily administration of joint licensing programs

•	Automotive – primarily in-car DVD players
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
In the area of content creation and delivery, our technologies are included in DVD, Blu-ray Disc, and certain broadcast standards, and we are working to extend our technologies to online delivery services. Online content aggregators, including Netflix, Amazon, VUDU, Apple, HBO GO, Samsung's Acetrax, and the Roxio Now platform, use our technologies to encode video and audio content. Leading music services such as Rhapsody and Omnifone use our audio encoding tools to deliver a rich music experience to their subscribers. In the second quarter of fiscal 2012, HBO adopted Dolby Digital Plus in its HBO GO content for select connected TVs. HBO will also offer Dolby Digital Plus in its HBO GO service for content delivered to Blu-ray Disc players. In addition, Samsung now offers Dolby Digital Plus surround sound audio through the Acetrax Video on Demand application.
Our broadcast market, driven by demand for our technologies in televisions and set-top boxes, represented approximately 34%, 31%, and 27% of our licensing revenue in fiscal 2012, 2011, and 2010, respectively. Dolby technology was included in a higher percentage of televisions and set-top boxes in fiscal 2012 which drove increased revenue relative to fiscal 2011. We view the broadcast market as an area for potential continued growth, primarily in geographic markets outside of the U.S. We see opportunities in working with specific operators and standards bodies across emerging markets to adopt our multichannel formats. Given, the percentage of the world's population that lives in countries in emerging markets and the number of televisions and set-top boxes sold in such markets, we believe that these markets present significant opportunities for growth. While there is no guarantee that the counties in the emerging markets will convert to digital television, we intend to ensure that we are well positioned to benefit from such transition if it occurs. We also view broadcast services, such as terrestrial broadcast or IPTV services, which operate under bandwidth constraints, as another area of opportunity for Dolby Digital Plus. These technologies enable the delivery of high quality audio content at reduced bit rates, thereby conserving bandwidth. We may not, however, be able to extend our current success in the broadcast market to these new opportunities.
Our PC market represented approximately 28%, 30%, and 36% of our licensing revenue in fiscal 2012, 2011, and 2010, respectively. Our technologies are incorporated in the majority of PCs sold today, primarily because of the inclusion of DVD and Blu-ray Disc playback in the majority of PCs and the inclusion of Dolby technologies in the DVD and Blu-ray Disc standards.
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
In May 2012, we entered into an agreement with Microsoft under which Dolby Digital Plus 5.1 channel decoding and Dolby Digital two-channel encoding will be included in all PCs and tablets licensed to run the Windows 8 operating system.  Under the arrangement, OEMs generally will be required to directly license and pay us a base royalty rate for the right to use the Dolby technologies included in Windows 8 installed on the PCs and tablets they produce for online and file-based content.  OEMs will be required to pay a higher per-unit royalty for Windows 8 PCs that also include optical disc playback functionality, which will be implemented by ISV applications. This higher rate is consistent with rates paid historically for the inclusion of Dolby disc playback software in the PC market. In the near term, we expect the majority of PCs to continue to ship with optical disc drives and to include optical disc playback functionality.
We believe the Microsoft Windows 8 arrangement provides a simple and consistent way for OEMs to enable playback with our technologies of content delivered by online services and video in local files on the device. This is a different licensing arrangement than the one we have for Windows 7. The release of Windows 8 did not have a material financial impact in fiscal 2012, as Microsoft continued to license its Windows 7 operating systems with our technologies. The ultimate financial impact of these licensing arrangements for Windows 8 on our licensing revenue is uncertain and will depend on several factors, including:

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
In the short term, revenue from our PC market remains dependent on several factors, including underlying PC unit shipment growth and the extent to which our technologies are included in operating systems and ISV media applications. We continue to face risks relating to:

•	Purchasing trends away from traditional PCs and towards portable devices without optical disc drives, such as ultrabooks and tablets, which may not include our technologies;

•	The prevalence of PC software that includes our technologies on an unauthorized and infringing basis, for which we receive no royalty payments; and

•	Continued decreasing inclusion of ISV media applications by PC OEMs in their Windows 7-based PCs, as Windows 7 already incorporates DVD playback software.
Our CE market, driven primarily by revenue attributable to sales of DVD and Blu-ray Disc players and recorders, represented approximately 18%, 21%, and 22% of licensing revenue in fiscal 2012, 2011, and 2010, respectively. Blu-ray Disc players continue to represent an important source of revenue within our CE market, as these players are required by the applicable standards of the Blu-ray Disc Association to include Dolby Digital technology for primary audio content and our Dolby Digital Plus technology for secondary audio content. In addition, our Dolby TrueHD technology is an optional audio standard for Blu-ray Disc. Sales of DVD players are declining, as a result of the maturity of the DVD platform and a shift to Blu-ray Disc players and other connected devices capable of delivering content; however, our revenue from sales of Blu-ray Disc players is also decreasing and has not offset the decline in revenue from DVD.
Revenue generated from our other markets includes revenue attributable to mobile, gaming, licensing services, and automotive, and represented approximately 20%, 18%, and 15% of licensing revenue in fiscal 2012, 2011, and 2010, respectively. Mobile revenue is primarily driven by demand for the Dolby Digital Plus, AAC, Dolby Mobile, and Dolby Digital. We view the mobile device market as an area of opportunity for us to increase revenue; however, actual results may differ from our expectations. In addition, because the mobile device market is a relatively new market for us, our growth in this market is dependent not only on the anticipated growth of the mobile device market as a whole, but also on the success of the mobile devices incorporating our technologies. Revenue attributable to gaming and automotive is primarily driven by sales of video game consoles and in-car entertainment systems, respectively, that incorporate our Dolby Digital, Dolby Digital Plus, AAC, and Dolby TrueHD technologies. Licensing services revenue, from administration of joint licensing programs, is primarily driven by demand for standards-based audio compression technologies for broadcast, PC, CE, and mobile products.
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
Revenue from Microsoft represented approximately 14%, 13%, and 12% of our total revenue in fiscal 2012, 2011, and 2010, respectively, and included licensing revenue from our PC, CE, and other markets.
Products
Products revenue is driven primarily by sales of equipment to cinema operators and broadcasters and represented 11%, 14%, and 20% of our total revenue in fiscal 2012, 2011, and 2010, respectively.
Our cinema products represented approximately 87%, 87%, and 90% of total products revenue in fiscal 2012, 2011, and 2010, respectively. Sales of our cinema products tend to fluctuate based on the underlying trends in the cinema industry, including the popularity of individual movies, as cinema owners often purchase equipment to meet expected box office demand.
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
Digital cinema standards are defined by the Digital Cinema Initiative (“DCI”) specifications, and we have developed software for our currently available digital cinema server that is DCI compliant. This software was made commercially available during fiscal 2012. We do not have significant contractual provisions arising from the sale of products relating to DCI compliance that would require additional performance from us.
Our digital 3D products provide 3D image capabilities when combined with a digital cinema projector and server. Our cinema products revenue has been negatively impacted by declines in unit shipments and lower selling prices for 3D products, as the market for 3D cinema equipment has become increasingly competitive. We also believe the decrease in revenue from our 3D products reflects the increasing saturation of 3D enabled screens within the cinema industry.
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
Our broadcast products represented approximately 10%, 10%, and 9% of products revenue in fiscal 2012, 2011, and 2010, respectively. Our broadcast products are used to encode, transmit, and decode multiple channels of high quality audio content for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming.
In fiscal 2011, we began selling our Professional Reference Monitor product, a flat-panel video reference display for video professionals. These video professionals use the monitor for color critical tasks, such as calibrating color accuracy to professional reference standards. Our Professional Reference Monitor uses our dynamic range imaging technologies, which enhance contrast and extend brightness and dynamic range, while reducing power consumption in LED backlit LCD televisions. We did not generate significant revenue from this product in fiscal 2012.
Services
Services revenue represented approximately 3% of total revenue in each of fiscal 2012, 2011, and 2010. The level of our services revenue is primarily tied to activity in the cinema industry, and in particular, to the number of movies being produced and distributed by studios and independent filmmakers. Several factors influence the number of movies produced in a given fiscal period, including strikes and work stoppages within the cinema industry, as well as tax incentive arrangements provided by many governments to promote local filmmaking. Services revenue is also impacted by the transition to digital cinema in some regions.
Other
We are party to an agreement under which we obtained naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California. Under the agreement, we made one annual payment in fiscal 2012 and will subsequently make semi-annual payments over the term, which will be recorded as marketing expenses. Our payment obligations are conditioned in part on the Academy Awards® being held and broadcast from the Dolby Theatre. For additional details, see Note 10 “Commitments and Contingencies” to our consolidated financial statements. In addition to these contractual obligations, we anticipate that we will continue to incur increased marketing expenses associated with promoting our products, technologies, and brand at the Dolby Theatre.

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
Revenue Recognition
We enter into revenue arrangements with our customers to license technologies, trademarks, and know-how and to sell products and services. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is probable. Judgment is required to assess whether collectibility is probable. We determine collectibility based on an evaluation of our customer's recent payment history, the existence of a standby letter of credit between the customer's financial institution and our financial institution, and other factors. Some of our revenue arrangements include multiple elements, such as hardware, software, maintenance, and other services.
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
If the unit separation criteria are met, we account for each element within a ME arrangement (such as hardware, software, maintenance, and other services) separately, and we allocate fees from the arrangement based on its relative selling price, which we establish using a selling price hierarchy. We determine the selling price of each element based on its VSOE, if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available.
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
Revenue recognition for transactions which involve software, such as fees we earn from certain system licensees, requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor specific objective evidence (“VSOE”) of fair value exists for those elements. For some of our ME arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial software. These elements may include support and maintenance. The fair values of these elements are recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the software. If we do not have VSOE of fair value for any undelivered element included in these ME arrangements for software, we defer revenue until all elements are delivered and/or services have been performed, or until we have VSOE of fair value for all remaining undelivered elements. If the undelivered element is support and we do not have fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period.
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
Goodwill, Intangible Assets, and Long-Lived Assets
We test goodwill for impairment annually during our third fiscal quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. In September 2011, the FASB issued ASU 2011-08 which amends the rules for testing goodwill for impairment. We adopted the provisions of ASU 2011-08 for our annual goodwill impairment test performed in the third quarter of fiscal 2012. ASU 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.
In performing the qualitative assessment, we consider events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit's net assets and changes in the price of our common stock. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed.
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
We completed our annual goodwill impairment assessment in the fiscal quarter ended June 29, 2012. At the time of our annual goodwill impairment test for fiscal 2012, we had two reporting units: Via, which corresponds to our wholly owned subsidiary and has no assigned goodwill, and Dolby Entertainment Technology ("DET"), with goodwill of $263.5 million. We determined, after performing a qualitative review and assessing the totality of the events and circumstances described above, that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount. Accordingly, there was no indication of impairment and the two-step goodwill impairment test was not performed. We did not recognize any goodwill impairment losses in fiscal 2012, 2011, or 2010.
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

Results of Operations
Revenue

	Fiscal Year Ended	Change		Fiscal Year Ended	Change		Fiscal Year Ended
	September 28, 2012	$	%	September 30, 2011	$	%	September 24, 2010
	($ in thousands)
Licensing	$794,563	$4,223	1%	$790,340	$79,866	11%	$710,474
Percentage of total revenue	86%			83%			77%
Products	103,388	(28,223)	(21)%	131,611	(48,791)	(27)%	180,402
Percentage of total revenue	11%			14%			20%
Services	28,313	(5,241)	(16)%	33,554	1,717	5%	31,837
Percentage of total revenue	3%			3%			3%
Total revenue	$926,264	$(29,241)	(3)%	$955,505	$32,792	4%	$922,713
Licensing.    The 1% increase in licensing revenue from fiscal 2011 to fiscal 2012 was primarily driven by increases in revenue from our broadcast and other markets, partially offset by decreases from our CE and PC markets. The increase in revenue from our broadcast market was primarily driven by higher shipments in fiscal 2012 of digital televisions and set-top boxes that incorporate our technologies. The increase in revenue from our other markets was primarily driven by increases in sales of mobile and tablet devices incorporating our technologies. The decrease in revenue from our CE market was primarily driven by decreases in revenue from DVD and Blu-Ray Disc players, as more content is delivered on devices that do not contain optical drives. The decrease in revenue from our PC market was primarily driven by decreased ISV media applications in PC shipments.
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
Products.    The 21% decrease in products revenue from fiscal 2011 to fiscal 2012 was primarily due to decreases in our 3D and traditional cinema products driven by lower shipments and lower selling prices.
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
Services.    The 16% decrease in services revenue from fiscal 2011 to fiscal 2012 was attributable primarily to a decrease in film-based production services revenue as the cinema industry transitions to digital cinema as well as decreases in virtual print fees, which were generated from certain leased digital cinema assets, as we discontinued this program in fiscal 2011. This decrease was partially offset by an increase in maintenance and support services.
The 5% increase in services revenue from fiscal 2010 to fiscal 2011 was primarily driven by increases in revenue from support and maintenance for digital cinema equipment and from other theater services.
Gross Margin

	Fiscal Year Ended
	September 28, 2012	September 30, 2011	September 24, 2010
	($ in thousands)
Cost of licensing	$12,924	$17,620	$17,565
Licensing gross margin percentage	98%	98%	98%
Cost of products	66,325	81,328	90,695
Products gross margin percentage	36%	38%	50%
Cost of services	12,778	12,223	13,961
Services gross margin percentage	55%	64%	56%
Impairment of products provided under operating leases	—	—	9,594
Total gross margin percentage	90%	88%	86%
Licensing Gross Margin.    We license intellectual property to our customers that may be internally developed, acquired by us, or licensed from third parties. Our cost of licensing consists principally of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Our cost of licensing also includes third-party royalty obligations paid to license intellectual property that we then sublicense to our customers. Licensing gross margin was unchanged from fiscal 2011 to fiscal 2012 and from fiscal 2010 to fiscal 2011.
Product Gross Margin.    Cost of products primarily consists of the cost of materials related to products sold, applied labor and manufacturing overhead, and, to a lesser extent, amortization of certain intangible assets. Our cost of products also includes third-party royalty obligations paid to license intellectual property that we then include in our products. Products gross margin decreased from 38% to 36% from fiscal 2011 to fiscal 2012, due to lower selling prices for digital cinema and traditional cinema products, lower shipments of 3D, traditional cinema and broadcast products and excess manufacturing capacity charges in fiscal 2012, partially offset by a decrease in discrete charges related to inventory valuation and other inventory adjustments.
Product gross margin decreased from 50% to 38% from fiscal 2010 to fiscal 2011, due in part to promotional pricing on 3D and digital cinema products in fiscal 2011. The decrease in gross margin for fiscal 2011 is further attributable to discrete charges of $6.4 million, consisting primarily of $6.2 million related to 3D and broadcast inventory valuation and other inventory adjustments.
Services Gross Margin.    Cost of services primarily consists of personnel and personnel-related costs for employees performing our professional services, the cost of outside consultants, and reimbursable expenses incurred on behalf of customers. Services gross margin decreased from 64% to 55% from fiscal 2011 to fiscal 2012, primarily due to decreased revenues from certain higher margin service offerings.
Services gross margin increased from 56% to 64% from fiscal 2010 to fiscal 2011, primarily due to a higher percentage of support and maintenance revenue, which has higher gross margins due to lower associated costs. In addition, depreciation expense related to digital cinema equipment leased to exhibitors was lower in fiscal 2011.
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
Operating Expenses

	Fiscal Year Ended	Change		Fiscal Year Ended	Change		Fiscal Year Ended
	September 28, 2012	$	%	September 30, 2011	$	%	September 24, 2010
	($ in thousands)
Research and development	$140,143	$16,223	13%	$123,920	$18,942	18%	$104,978
Percentage of total revenue	15%			13%			11%
Sales and marketing	181,736	32,094	21%	149,642	19,482	15%	130,160
Percentage of total revenue	20%			16%			14%
General and administrative	149,175	11,542	8%	137,633	18,280	15%	119,353
Percentage of total revenue	16%			14%			13%
Restructuring charges, net	1,191	(2,215)	(65)%	3,406	(3,620)	(52)%	7,026
Percentage of total revenue	—%			—%			1%
	$472,245	$57,644	14%	$414,601	$53,084	15%	$361,517
Research and Development.    Research and development expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, consulting and contract labor costs, depreciation and amortization expenses, facilities costs, and information technology expenses. The 13% increase in research and development expenses from fiscal 2011 to fiscal 2012 was primarily driven by increases in compensation and benefits expenses related to increased headcount, higher information and technology expenses, higher facilities and related costs resulting from an increase in the number of offices, and increases in prototype expenses relating to new Cinema and Professional Reference Monitor products.
The 18% increase in research and development expenses from fiscal 2010 to fiscal 2011 was primarily driven by increases in personnel, facilities, and information technology expenses related to increased headcount, as well as stock-based compensation expense. These increases were partially offset by a decrease in performance-based compensation.
Sales and Marketing.    Sales and marketing expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, marketing and promotional expenses, travel-related expenses for our sales and marketing personnel, facilities costs, depreciation and amortization expenses, and information technology expenses. The 21% increase in sales and marketing expenses from fiscal 2011 to fiscal 2012 was primarily driven by increases in compensation and benefits expenses related to increased headcount, including stock-based compensation, higher consulting and marketing costs due to promotional events and expenses associated with the agreement for naming rights related to the Dolby Theatre and due to the launch of Dolby Atmos, as well as increased facilities costs resulting from an increase in the number of offices. Increased settlements from implementation licensees in fiscal 2012 slightly offset the increases noted above. These settlements are recorded as an offset to sales and marketing expenses.
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
General and Administrative.    General and administrative expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, depreciation, information technology expenses, professional fees, consulting and contract labor and facilities costs. The 8% increase in general and administrative expenses from fiscal 2011 to fiscal 2012 was primarily due to increases in compensation and benefit expenses related to increased headcount, higher professional fees primarily related to patent filings and litigation, and to a lesser extent, an increase in depreciation expense primarily related to implementation of recent IT projects. These were partially offset by decreases in consulting and external labor costs.
The 15% increase in general and administrative expenses from fiscal 2010 to fiscal 2011 was primarily due to increases in consulting and contract labor, stock-based compensation expense, and professional fees related to patent filings and litigation, partially offset by a decrease in performance-based compensation.
Restructuring Charges, net.    Restructuring charges for fiscal 2012 and fiscal 2011 primarily include severance charges attributable to the reorganization of our global business infrastructure and a strategic restructuring program. Restructuring charges for fiscal 2010 also include an impairment charge related to the decision to sell one of our buildings in the U.K. For additional details, see Note 7 “Restructuring” to our consolidated financial statements.
Other Income, Net

	Fiscal Year Ended	Change		Fiscal Year Ended	Change		Fiscal Year Ended
	September 28, 2012	$	%	September 30, 2011	$	%	September 24, 2010
	($ in thousands)
Interest income	$6,411	$(2,565)	(29)%	$8,976	$1,678	23%	$7,298
Interest expense	(196)	(1,223)	(119)%	1,027	1,730	246%	(703)
Other income/(expense), net	784	(123)	(14)%	907	(129)	(12)%	1,036
Total other income, net	$6,999	$(3,911)	(36)%	$10,910	$3,279	43%	$7,631
Other income, net, primarily consists of interest income earned on cash, cash equivalents, and investments. In fiscal 2010, this income was offset by interest expense principally attributable to debt balances on certain of our facilities. All facility-related debt was fully paid in fiscal 2010. In fiscal 2011 interest expense reflects a $1.4 million reversal of interest expense related to VAT reserve releases. Also included are net gains/losses from foreign currency transactions, net gains/losses from sales of available-for-sale securities, net gains/losses from trading securities, and net gains/losses from derivative instruments.
The decrease in other income, net from fiscal 2011 to fiscal 2012 was primarily due to a decrease in interest income and an increase in interest expense. The decrease in interest income was due to a decrease in cash, cash equivalents and investment balances, in aggregate, compared to fiscal 2011 and lower average interest rates on our investments. The interest expense increased in fiscal 2012, when compared to fiscal 2011, as the interest expense in fiscal 2011 included the impact of reversal of interest expense related to VAT reserve releases.
The increase in other income, net from fiscal 2010 to fiscal 2011 was primarily due to $2.2 million of interest income related to back royalties, as well as the reversal of interest expense related to VAT reserve releases. In addition, interest expense decreased in fiscal 2011, when compared to fiscal 2010, as all long-term debt was repaid in the fourth quarter of fiscal 2010.

Income Taxes

	Fiscal Year Ended
	September 28, 2012	September 30, 2011	September 24, 2010
	($ in thousands)
Provision for income taxes	$103,857	$130,061	$154,185
Effective tax rate	28%	30%	35%
Our effective tax rate for fiscal 2012 was 28%, as compared to 30% in fiscal 2011. Our effective tax rate reflects additional benefits from our election to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries. We also benefited from a change in the State of California apportionment sourcing rules, which began to affect our current California taxes beginning in the first quarter of fiscal 2012. These benefits were partially offset by the expiration of the federal research and development tax credits, beginning January 1, 2012, which resulted in an increase in our effective tax rate.
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
Further, in the fiscal quarter ended December 31, 2010, we released $11.0 million of our deferred tax liability related to the amortization of an intangible asset from a prior year acquisition, as a result of the restructuring of our international operations, which also favorably impacted our effective tax rate for fiscal 2011 by 2.5%. For additional information related to effective tax rates, see Note 8 “Income Taxes” to our consolidated financial statements.

Liquidity, Capital Resources, and Financial Condition
As of September 28, 2012, we had cash and cash equivalents of $492.6 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $664.3 million, which consisted primarily of municipal debt securities, corporate bonds, and U.S. agency securities. Of our total cash, cash equivalents, and investments held as of September 28, 2012, approximately $234.4 million, or 20%, was held by our foreign subsidiaries. This represented a $88.1 million increase from the $146.3 million that was held by our foreign subsidiaries as of September 30, 2011. A majority of the amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs in order to fund operations and other growth of our non-U.S. subsidiaries and acquisitions. Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less applicable foreign tax credits.

	Fiscal Year Ended
	September 28, 2012	September 30, 2011
	(in thousands)
Cash and cash equivalents	$492,600	$551,512
Short-term investments	302,693	391,281
Long-term investments	361,614	272,797
Accounts receivable, net	43,495	61,815
Accounts payable and accrued liabilities	130,923	127,922
Working capital(a)	813,446	999,213
Net cash provided by operating activities	389,797	403,688
Capital expenditures(b)	(167,349)	(47,362)
Net cash used in investing activities	(194,679)	(236,702)
Net cash used in financing activities	(254,318)	(162,498)

(a)	Working capital consists of total current assets less total current liabilities.

(b)	Capital expenditures consist of purchases of land, building, building fixtures, office equipment, computer hardware and software, leasehold improvements, and production and test equipment.

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
Net cash provided by operating activities during fiscal 2012 decreased $13.9 million when compared to fiscal 2011, primarily due to the following:

•	A decrease in net income, as adjusted for non-cash items,

•	A decrease in deferred revenue in fiscal 2012 due to timing of licensing contracts, offset by

•	A decrease in accounts receivable due to timing differences and higher collections in fiscal 2012.
Net cash used in investing activities during fiscal 2012 decreased $42.0 million when compared to fiscal 2011, primarily due to the following:

•	An increase in proceeds from the sale and maturities of available-for-sale securities, offset by

•	An increase in capital expenditures in fiscal 2012 which includes the purchase of the 1275 Market Street Building, and

•	Acquisition of IMM Sound.
Net cash used in financing activities during fiscal 2012 increased $91.8 million when compared to fiscal 2011, primarily due to the following:

•	An increase in share repurchases of our Class A common stock, and

•	A decrease in net proceeds from the exercise of stock options granted to employees and the related tax benefit.
Off-Balance-Sheet and Contractual Obligations
Our liquidity is not dependent on the use of off-balance sheet financing arrangements.
The following table presents a summary of our contractual obligations and commitments as of September 28, 2012:

	Payments Due By Period
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(in thousands)
Naming rights (1)	$—	$14,773	$15,144	$126,414	$156,331
Operating leases (2)	13,751	18,700	10,008	5,981	48,440
Purchase obligations (3)	3,832	712	—	—	4,544
Total	$17,583	$34,185	$25,152	$132,395	$209,315

(1)
In April 2012, we entered into an agreement for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. In exchange for these rights and other benefits, we made one annual payment in fiscal 2012 and will subsequently make semi-annual payments over the term. Our payment obligations are conditioned in part on the Academy Awards® being held and broadcast from the Dolby Theatre. The term of the agreement is 20 years.

(2)
Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries, for non-cancelable operating leases of office space as of September 28, 2012.

(3)
Our purchase obligations consist of agreements to purchase goods and services, entered into in the ordinary course of business. These represent non-cancelable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.

As of September 28, 2012, we had an accrued liability for unrecognized tax benefits and related interest and penalties, net of related deferred tax assets, totaling $14.2 million. We are unable to estimate when any cash settlement with a taxing authority might occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
Cash, Cash Equivalents and Investments.
As of September 28, 2012, we had cash and cash equivalents of $492.6 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $664.3 million, which consisted primarily of municipal debt securities, corporate bonds, and U.S. agency securities. Our investment policy and strategy are focused on the preservation of capital and on supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes, nor do we use leveraged financial instruments. Our holdings of cash and cash equivalents and marketable securities, the majority of which are managed by external managers, meet the guidelines of our investment policy. We invest in highly rated securities with a minimum credit rating of A- and our policy limits the amount of credit exposure to any one issuer other than the U.S. government. At September 28, 2012, our weighted average portfolio credit quality was AA and the weighted average maturity of our investment portfolio was approximately one year.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of September 28, 2012, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $6.3 million and $3.2 million, respectively.
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
We enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure, in an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations. These derivative instruments are carried at fair value with changes in the fair value recorded to interest and other (expense)/income, net in our consolidated statements of operations. Our foreign currency forward contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 28, 2012 and September 30, 2011, the outstanding derivative instruments had maturities of 30 days or less and the total notional amounts of outstanding contracts were $5.0 million and $4.7 million, respectively. The fair values of these contracts were not material as of September 28, 2012 and September 30, 2011, and were included in accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 5 “Fair Value Measurements” to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of September 28, 2012. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $0.3 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $0.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Dolby Laboratories, Inc.:
We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries (the Company) as of September 28, 2012 and September 30, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 28, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolby Laboratories, Inc. and subsidiaries as of September 28, 2012 and September 30, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 28, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dolby Laboratories, Inc.’s internal control over financial reporting as of September 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
San Francisco, California
November 15, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Dolby Laboratories, Inc.:
We have audited Dolby Laboratories, Inc.’s (the Company) internal control over financial reporting as of September 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Dolby Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries as of September 28, 2012 and September 30, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 28, 2012, and our report dated November 15, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
San Francisco, California
November 15, 2012

DOLBY LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 28, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$492,600	$551,512
Short-term investments	302,693	391,281
Accounts receivable, net of allowance of $956 at September 28, 2012 and $2,466 at September 30, 2011	43,495	61,815
Inventories	16,700	26,244
Deferred taxes	80,966	90,869
Prepaid expenses and other current assets	33,832	36,877
Total current assets	970,286	1,158,598
Long-term investments	361,614	272,797
Property, plant and equipment, net	254,676	117,107
Intangible assets, net	56,526	51,573
Goodwill	281,375	263,260
Deferred taxes	22,634	14,779
Other non-current assets	13,687	6,273
Total assets	$1,960,798	$1,884,387
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,831	$10,887
Accrued liabilities	116,092	117,035
Income taxes payable	2,424	4,762
Deferred revenue	23,493	26,701
Total current liabilities	156,840	159,385
Long-term deferred revenue	18,192	15,526
Deferred taxes	2,696	671
Other non-current liabilities	39,837	23,455
Total liabilities	217,565	199,037
Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: 46,496,635 shares issued and outstanding at September 28, 2012 and 51,860,546 at September 30, 2011	46	52
Class B common stock, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 56,598,829 shares issued and outstanding at September 28, 2012 and 57,559,554 at September 30, 2011	57	58
Additional paid-in capital	—	210,681
Retained earnings	1,709,479	1,445,189
Accumulated other comprehensive income	10,687	7,533
Total stockholders’ equity—Dolby Laboratories, Inc.	1,720,269	1,663,513
Controlling interest	22,964	21,837
Total stockholders’ equity	1,743,233	1,685,350
Total liabilities and stockholders’ equity	$1,960,798	$1,884,387

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 28, 2012	September 30, 2011	September 24, 2010
Revenue:
Licensing	$794,563	$790,340	$710,474
Products	103,388	131,611	180,402
Services	28,313	33,554	31,837
Total revenue	926,264	955,505	922,713
Cost of revenue:
Cost of licensing	12,924	17,620	17,565
Cost of products	66,325	81,328	90,695
Cost of services	12,778	12,223	13,961
Impairment of products provided under operating leases	—	—	9,594
Total cost of revenue	92,027	111,171	131,815
Gross margin	834,237	844,334	790,898
Operating expenses:
Research and development	140,143	123,920	104,978
Sales and marketing	181,736	149,642	130,160
General and administrative	149,175	137,633	119,353
Restructuring charges, net	1,191	3,406	7,026
Total operating expenses	472,245	414,601	361,517
Operating income	361,992	429,733	429,381
Interest income	6,411	8,976	7,298
Interest expense	(196)	1,027	(703)
Other income, net	784	907	1,036
Income before provision for income taxes	368,991	440,643	437,012
Provision for income taxes	(103,857)	(130,061)	(154,185)
Net income including controlling interest	265,134	310,582	282,827
Less: net (income) / loss attributable to controlling interest	(832)	(1,315)	620
Net income attributable to Dolby Laboratories, Inc.	$264,302	$309,267	$283,447
Net income per share:
Basic	$2.47	$2.78	$2.50
Diluted	$2.46	$2.75	$2.46
Weighted-average shares outstanding:
Basic	106,926	111,444	113,452
Diluted	107,541	112,554	115,388
Related party rent expense included in general and administrative expenses	$1,372	$1,372	$1,372
Related party rent expense included in net income attributable to controlling interest	$3,270	$3,098	$3,225
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(in thousands)

	Dolby Laboratories, Inc.
	Shares of Class A common stock	Class A common stock	Shares of Class B common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total	Comprehensive Income
Balance at September 25, 2009	53,412	$53	60,437	$60	$478,979	$852,475	$9,541	$1,341,108	$21,997	$1,363,105
Net income	—	—	—	—	—	283,447	—	283,447	(620)	282,827	282,827
Translation adjustments, net of taxes of $2,654	—	—	—	—	—	—	(1,118)	(1,118)	(172)	(1,290)	(1,290)
Unrealized losses on available-for-sale securities, net of taxes of $379	—	—	—	—	—	—	(622)	(622)	—	(622)	(622)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(263)	(263)	—
Stock-based compensation expense	—	—	—	—	27,694	—	—	27,694	—	27,694	—
Capitalized stock-based compensation expense	—	—	—	—	827	—	—	827	—	827	—
Repurchase of common stock	(4,148)	(4)	—	—	(241,358)	—	—	(241,362)	—	(241,362)	—
Tax benefit / (deficiency) from stock incentive plans	—	—	—	—	24,134	—	—	24,134	—	24,134	—
Class A common stock issued under employee stock plans	1,420	2	—	—	39,991	—	—	39,993	—	39,993	—
Shares repurchased for tax withholdings on vesting of restricted stock	(51)	—	—	—	(2,769)	—	—	(2,769)	—	(2,769)	—
Transfer of Class B common stock to Class A common stock	2,223	2	(2,223)	(2)	—	—	—	—	—	—	—
Exercise of Class B stock options	—	—	1,014	1	2,404	—	—	2,405	—	2,405	—
Balance at September 24, 2010	52,856	53	59,228	59	329,902	1,135,922	7,801	1,473,737	20,942	1,494,679	280,915
Net income	—	—	—	—	—	309,267	—	309,267	1,315	310,582	310,582
Translation adjustments, net of taxes of $2	—	—	—	—	—	—	639	639	(130)	509	509
Unrealized losses on available-for-sale securities, net of taxes of $599	—	—	—	—	—	—	(907)	(907)	—	(907)	(907)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(290)	(290)	—
Stock-based compensation expense	—	—	—	—	43,218	—	—	43,218	—	43,218	—
Capitalized stock-based compensation expense	—	—	—	—	635	—	—	635	—	635	—
Repurchase of common stock	(4,135)	(4)	—	—	(192,406)	—	—	(192,410)	—	(192,410)	—
Tax benefit / (deficiency) from stock incentive plans	—	—	—	—	6,015	—	—	6,015	—	6,015	—
Class A common stock issued under employee stock plans	1,079	1	—	—	26,786	—	—	26,787	—	26,787	—
Shares repurchased for tax withholdings on vesting of restricted stock	(86)	—	—	—	(4,599)	—	—	(4,599)	—	(4,599)	—
Transfer of Class B common stock to Class A common stock	2,147	2	(2,147)	(2)	—	—	—	—	—	—	—
Exercise of Class B stock options	—	—	479	1	1,130	—	—	1,131	—	1,131	—
Balance at September 30, 2011	51,861	52	57,560	58	210,681	1,445,189	7,533	1,663,513	21,837	1,685,350	310,184
Net income	—	—	—	—	—	264,302	—	264,302	832	265,134	265,134
Translation adjustments, net of taxes of $30	—	—	—	—	—	—	2,774	2,774	308	3,082	3,082
Unrealized gains on available-for-sale securities, net of taxes of $(210)	—	—	—	—	—	—	380	380	—	380	380
Distributions to controlling interest	—	—	—	—	—	—	—	—	(13)	(13)	—
Stock-based compensation expense	—	—	—	—	47,184	—	—	47,184	—	47,184	—
Capitalized stock-based compensation expense	—	—	—	—	352	—	—	352	—	352	—
Repurchase of common stock	(7,213)	(7)	—	—	(268,184)	(12)	—	(268,203)	—	(268,203)	—
Tax benefit / (deficiency) from stock incentive plans	—	—	—	—	(3,585)	—	—	(3,585)	—	(3,585)	—
Class A common stock issued under employee stock plans	911	—	—	—	17,279	—	—	17,279	—	17,279	—
Shares repurchased for tax withholdings on vesting of restricted stock	(106)	—	—	—	(3,835)	—	—	(3,835)	—	(3,835)	—
Transfer of Class B common stock to Class A common stock	1,044	1	(1,044)	(1)	—	—	—	—	—	—	—
Exercise of Class B stock options	—	—	83	—	108		—	108	—	108	—
Balance at September 28, 2012	46,497	$46	56,599	$57	$—	$1,709,479	$10,687	$1,720,269	$22,964	$1,743,233	$268,596
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	September 28, 2012	September 30, 2011	September 24, 2010
Operating activities:
Net income including controlling interest	$265,134	$310,582	$282,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,876	43,994	34,937
Stock-based compensation expense	47,581	43,665	28,815
Amortization of premium on investments	17,140	17,088	9,118
Excess tax benefit from exercise of stock options and vesting of restricted stock	(852)	(6,593)	(24,639)
Provision for doubtful accounts	(379)	772	365
Losses / (gains) on Put Rights	—	—	7,601
Losses / (gains) on auction rate certificates	—	—	(7,601)
Deferred taxes	1,208	6,784	(16,031)
Loss on impairment of long-lived assets	275	226	12,986
Payment on litigation settlement	—	(3,000)	(3,000)
Other non-cash items affecting net income	95	532	347
Changes in operating assets and liabilities:
Accounts receivable	18,831	(8,514)	(31,329)
Inventories	3,051	2,105	(15,696)
Prepaid expenses and other assets	(4,108)	(10,305)	15,009
Accounts payable and other liabilities	(6,641)	(16,952)	31,556
Income taxes, net	3,866	708	27,995
Deferred revenue	(498)	19,800	(25,725)
Other non-current liabilities	1,218	2,796	(237)
Net cash provided by operating activities	389,797	403,688	327,298
Investing activities:
Purchases of available-for-sale securities	(611,211)	(619,238)	(646,052)
Proceeds from sales of available-for-sale securities	358,142	225,977	504,438
Proceeds from maturities of available-for-sale securities	236,535	203,704	139,005
Purchases of property, plant and equipment	(167,349)	(47,362)	(37,482)
Purchases of intangible assets	(350)	—	(825)
Acquisitions, net of cash acquired	(12,521)	(3,350)	(5,601)
Proceeds from sale of property, plant and equipment and assets held for sale	2,075	3,567	2,160
Net cash used in investing activities	(194,679)	(236,702)	(44,357)
Financing activities:
Payments on debt	(518)	—	(7,680)
Proceeds from issuance of common stock	17,386	27,918	42,398
Repurchase of common stock	(268,203)	(192,410)	(241,362)
Excess tax benefit from the exercise of stock options	852	6,593	24,639
Shares repurchased for tax withholdings on vesting of restricted stock	(3,835)	(4,599)	(2,769)
Net cash used in financing activities	(254,318)	(162,498)	(184,774)
Effect of foreign exchange rate changes on cash and cash equivalents	288	1,163	(3,984)
Net increase / (decrease) in cash and cash equivalents	(58,912)	5,651	94,183
Cash and cash equivalents at beginning of year	551,512	545,861	451,678
Cash and cash equivalents at end of year	$492,600	$551,512	$545,861
Supplemental disclosure:
Cash paid for income taxes	$98,497	$122,531	$141,800
Cash paid for interest	$133	$375	$671
Non-cash investing activities:
Purchase consideration payable for acquisition	$6,038	$—	$—
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
Use of Estimates
The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include estimated selling prices for elements sold in multiple-element revenue arrangements, valuation allowances for accounts receivable, carrying values of inventories and certain property, plant, and equipment, products provided under operating leases, goodwill, intangible assets, stock-based compensation, fair values of investments, accrued expenses, including liabilities for unrecognized tax benefits, and deferred income tax assets. Actual results could differ from our estimates.
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include the 52 week periods ended September 28, 2012 (fiscal 2012) and September 24, 2010 (fiscal 2010) and the 53 week period ended September 30, 2011 (fiscal 2011).
Reclassifications
We have reclassified certain prior year amounts within our consolidated statements of stockholders' equity and comprehensive income, and within investing and financing activities of our consolidated statements of cash flows to conform to our current year presentation. These reclassifications did not affect total revenue, operating income, operating cash flows, or net income.

2. Summary of Significant Accounting Policies
Concentration of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments, and accounts receivable. Our investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. All our securities are held in custody by a recognized financial institution. Our policy limits the amount of credit exposure to maximum of 5% to any one issuer, except for the U.S. Treasury, and we believe no significant concentration risk exists with respect to these investments. Our products are sold to businesses primarily in the Americas and Europe, and the majority of our licensing revenue is generated from customers outside of the U.S. We manage this risk by evaluating in advance the financial condition and creditworthiness of our products and services customers and performing regular evaluations of the creditworthiness of our licensing customers. In fiscal 2012, 2011, and fiscal 2010, one customer accounted for approximately 14%, 13%, and 12%, respectively, of our total revenue.
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
We completed our annual goodwill impairment assessment in the fiscal quarter ended June 29, 2012. At the time of our annual goodwill impairment test for fiscal 2012, we had two reporting units: Via, which corresponds to our wholly owned subsidiary and has no assigned goodwill, and Dolby Entertainment Technology ("DET"), with goodwill of $263.5 million. We determined, after assessing the totality of the events and circumstances described above, that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount. Accordingly, there was no indication of impairment and the two-step goodwill impairment test was not performed. We did not recognize any goodwill impairment losses in fiscal 2012, 2011, or 2010.
Intangible assets with definite lives are amortized over their estimated useful lives. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships, and contracts, which are amortized on a straight-line basis over their useful lives ranging from two to seventeen years.
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
Revenue Recognition
We enter into revenue arrangements with our customers to license technology, trademarks, and know-how and to sell products and services. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is probable. Judgment is required to assess whether collectibility is probable. We determine collectibility based on an evaluation of our customer's recent payment history, the existence of a standby letter of credit between the customer's financial institution and our financial institution, and other factors. Some of our revenue arrangements include multiple elements, such as hardware, software, maintenance, and other services.
Multiple Element Arrangements. We evaluate each element in a multiple element (“ME”) arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is both probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement fees are allocated to this combined single unit.
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
Revenue recognition for transactions which involve software, such as fees we earn from certain system licensees, requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor specific objective evidence (“VSOE”) of fair value exists for those elements. For some of our ME arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial software. These elements may include support and maintenance. The fair values of these elements are recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the software. If we do not have VSOE of fair value for any undelivered element included in these ME arrangements for software, we defer revenue until all elements are delivered and/or services have been performed, or until we have VSOE of fair value for all remaining undelivered elements. If the undelivered element is support and we do not have fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period.
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
Licensing. Our licensing revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights, including patents, trademarks, and know-how. Royalties are recognized when all revenue recognition criteria have been met. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s royalty report and payment. Royalties are deemed fixed or determinable upon verification of a licensee’s royalty report in accordance with the terms of the underlying executed agreement, or in certain circumstances, receipt of a licensee’s royalty report. We determine collectibility based on an evaluation of the licensee’s recent payment history, the existence of a standby letter-of-credit between the licensee’s financial institution and our financial institution, and other factors. If we cannot determine that collectibility is probable, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met. Corrective royalty statements generally comprise less than 1% of our net licensing revenue and are recognized when received, or earlier if a reliable estimate can be made of an anticipated reduction in revenue from a prior royalty statement. An estimate of anticipated reduction in revenue based on historical negative correction royalty statements is also recorded. Deferred revenue represents amounts that are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. Licensing revenue includes fees we earn for administering joint patent licensing programs (“patent pools”) containing patents owned by us and/or other companies. Royalties related to patent pools are recorded net of royalties payable to third party patent pool members and are recognized when all revenue recognition criteria have been met.
We generate the majority of our licensing revenue through our licensing contracts with original equipment manufacturers (system licensees) and software vendors. Our revenue recognition policies for each of these arrangements are summarized below.
Licensing to system licensees. We license our technologies to system licensees who manufacture consumer electronics products and, in return, the system licensee pays us a royalty generally for each unit shipped that incorporates our technologies. Royalties from system licensees are generally recognized upon receipt of a royalty report from the licensee and when all other revenue recognition criteria have been met. In certain cases, our arrangements require the licensee to pay up-front, non-refundable royalties for units they may distribute in the future. These up-front arrangements are generally recognized upon contract execution, unless the arrangement includes extended payment terms or is considered a multiple element arrangement. In addition, in some cases we receive initial license fees for our technologies and provide post-contract support. In these cases we recognize the initial fees ratably over the expected support term.
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
Stock-Based Compensation
We measure expenses associated with all employee stock-based compensation awards using a fair-value method and record such expense in our consolidated financial statements on a straight-line basis over the requisite service period. See Note 6 “Stockholders’ Equity and Stock-Based Compensation” for further discussion.
Advertising and Promotional Costs
Advertising and promotional costs are charged to sales and marketing expense as incurred. In fiscal 2012, 2011, and 2010, these expenses were $20.0 million, $13.6 million, and $14.6 million, respectively.
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
Certain of our foreign subsidiaries transact in currencies other than their functional currency. Foreign currency transaction gains and losses are included in our consolidated statements of operations. Additionally, we re-measure non-functional currency assets and liabilities of these subsidiaries using the exchange rate at the end of each period and recognize gains and losses in our consolidated statements of operations. These gains and losses are recorded within other income. In fiscal 2012 and 2011, transaction and re-measurement gains included in net income were $0.2 million and $0.3 million, respectively, while fiscal 2010 transaction and re-measurement losses included in net income were $1.9 million.
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
In the fiscal quarter ended December 31, 2010, we initiated a policy to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries. See Note 8 “Income Taxes” for further discussion.

Recently Issued Accounting Standards
In June 2011, the FASB issued an accounting standards update that (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. The new standard is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, with early adoption permitted. This standard will result only in changes in our financial statement presentation.

3. Composition of Certain Financial Statement Captions
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments as of September 28, 2012 and September 30, 2011 consist of the following:

	September 28, 2012	September 30, 2011
	(in thousands)
Cash and cash equivalents:
Cash	$468,622	$394,474
Cash equivalents:
Money market funds	17,090	142,038
U.S. agency securities	—	15,000
Commercial paper	4,885	—
Municipal debt securities	2,003	—
Total cash and cash equivalents	492,600	551,512
Short-term investments:
U.S. agency securities	3,999	8,074
Commercial paper	19,414	—
Corporate bonds	107,243	52,645
Municipal debt securities	172,037	330,562
Total short-term investments	302,693	391,281
Long-term investments (1):
U.S. agency securities	21,013	6,845
Corporate bonds	112,993	124,313
Municipal debt securities	227,608	141,639
Total long-term investments	361,614	272,797
Total cash, cash equivalents and investments	$1,156,907	$1,215,590

(1)	Our long-term investments have maturities that range from one to three years.

Our investment portfolio, which is recorded as cash equivalents, short-term investments, and long-term investments, consists of the following:

	September 28, 2012
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Corporate bonds	$219,265	$990	$(19)	$220,236
Money market funds	17,090	—	—	17,090
Municipal debt securities	400,958	728	(38)	401,648
U.S. agency securities	24,997	18	(3)	25,012
Commercial paper	24,299	—	—	24,299
Cash equivalents and investments	$686,609	$1,736	$(60)	$688,285

	September 30, 2011
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Corporate bonds	$177,129	$316	$(487)	$176,958
Money market funds	142,038	—	—	142,038
Municipal debt securities	471,005	1,251	(55)	472,201
U.S. agency securities	29,858	65	(4)	29,919
Cash equivalents and investments	$820,030	$1,632	$(546)	$821,116
We have classified all of our investments listed in the tables above as available-for-sale securities recorded at fair market value in our consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income. Upon sale, amounts of gains and losses reclassified into earnings are determined based on specific identification of securities sold.
The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position:

	September 28, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$6,999	$(3)	$—	$—	$6,999	$(3)
Municipal debt securities	87,705	(37)	5,565	(1)	93,270	(38)
Corporate bonds	25,277	(19)	—	—	25,277	(19)
Total	$119,981	$(59)	$5,565	$(1)	$125,546	$(60)

	September 30, 2011
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$3,997	$(4)	$—	$—	$3,997	$(4)
Municipal debt securities	79,466	(52)	2,081	(3)	81,547	(55)
Corporate bonds	87,613	(487)	—	—	87,613	(487)
Total	$171,076	$(543)	$2,081	$(3)	$173,157	$(546)
The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of September 28, 2012, we had certain securities that were in an unrealized loss position. We do not intend to sell, nor will we need to sell, these securities before we recover the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at September 28, 2012 and September 30, 2011 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
The following tables summarize the amortized cost and estimated fair value of short-term and long-term available-for-sale investments based on stated maturities as of September 28, 2012 and September 30, 2011:

	September 28, 2012
	Amortized Cost	Fair Value
	(in thousands)
Due within 1 year	$302,154	$302,693
Due in 1 to 2 years	209,302	209,871
Due in 2 to 3 years	151,174	151,743
Total	$662,630	$664,307

	September 30, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due within 1 year	$390,559	$391,281
Due in 1 to 2 years	213,487	213,921
Due in 2 to 3 years	58,947	58,876
Total	$662,993	$664,078
Accounts Receivable
Accounts receivable consists of the following:

	September 28, 2012	September 30, 2011
	(in thousands)
Trade accounts receivable	$43,565	$59,831
Accounts receivable related to patent administration program	886	4,450
Accounts receivable, gross	44,451	64,281
Less: allowance for doubtful accounts	(956)	(2,466)
Accounts receivable, net	$43,495	$61,815

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Operations	Deductions	Balance at End of Fiscal Year
	(in thousands)
For fiscal year ended September 24, 2010	$2,222	$365	$(547)	$2,040
For fiscal year ended September 30, 2011	2,040	772	(346)	2,466
For fiscal year ended September 28, 2012	2,466	(379)	(1,131)	956

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 28, 2012	September 30, 2011
	(in thousands)
Raw materials	$4,403	$10,821
Work in process	—	2,942
Finished goods	12,297	12,481
Inventories	$16,700	$26,244

We have included $6.5 million of raw materials inventory within other non-current assets in our consolidated balance sheet as of September 28, 2012. This inventory was purchased in bulk in fiscal 2012 to obtain a significant volume discount, and is expected to be consumed over a period that exceeds 12 months. We have reviewed anticipated consumption rates of this inventory and do not believe there to be material risk of obsolescence prior to the ultimate sale of the inventory. As a result, no valuation reserve has been recorded as of September 28, 2012. All inventory was classified as current as of September 30, 2011.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 28, 2012	September 30, 2011
	(in thousands)
Prepaid assets	$14,955	$9,365
Other current assets	13,165	19,683
Income tax receivable	5,712	7,829
Prepaid expenses and other current assets	$33,832	$36,877
Other current assets include assets held for sale of $1.5 million as of September 30, 2011 representing digital cinema equipment that we leased to exhibitors beginning in fiscal 2005 in an effort to encourage the cinema industry to transition to digital cinema. The majority of these assets were sold in fiscal 2011, with the remainder sold during fiscal 2012.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost and consist of the following:

	September 28, 2012	September 30, 2011
	(in thousands)
Land	$48,227	$12,778
Buildings	27,266	26,623
Leasehold improvements	68,352	41,302
Machinery and equipment	29,070	20,845
Computer systems and software	86,266	62,897
Furniture and fixtures	13,158	10,113
Products provided under operating leases	—	1,060
Construction in progress	79,965	11,466
	352,304	187,084
Less: accumulated depreciation	(97,628)	(69,977)
Property, plant and equipment, net	$254,676	$117,107
Depreciation expense for property, plant and equipment was $30.6 million, $24.1 million, and $17.8 million in fiscal 2012, 2011, and 2010, respectively, and is included in cost of products, cost of services, research and development expenses, sales and marketing expenses, and general and administrative expenses in the accompanying consolidated statements of operations.
In fiscal 2012, we purchased an approximately 354,000 square foot property in San Francisco, California for approximately $109.8 million. We allocated $35.5 million of the purchase price of the property to land and $74.3 million to building, based on a fair value analysis. This fair value analysis utilized a combination of an income approach and a cost approach in conjunction with a consideration of comparable transactions in the San Francisco marketplace. After making certain improvements to the property to prepare the building for our use, we intend to use the space as our worldwide headquarters. As of September 28, 2012, construction in progress includes the book value of the building and related costs of construction.
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
During fiscal 2010, management committed to a plan to sell one of our properties in the U.K. that indicated that the carrying value of the land and building may not be recoverable. Based on our estimates of the undiscounted future cash flows from this building, our analysis determined that the building was impaired. Accordingly, we estimated the fair market value of the property based on potential sales price estimates. We recorded the excess of the carrying value over the fair market value of the land and building as impairment charges of $1.1 million and $2.3 million, respectively, within the restructuring charges line item in the accompanying consolidated statement of operations. The building is held by an entity where we are the managing member and our principal stockholder is the limited member, but with a majority ownership of the entity. Therefore, the impairment amount reflected in our restructuring charges line item for fiscal 2010 is offset by the share of the charge attributable to the limited member, or $1.7 million, in our net income attributable to controlling interest line item in the accompanying consolidated statement of operations. The property did not meet the criteria for held for sale classification as of September 28, 2012 and September 30, 2011.
Goodwill and Intangible Assets
Intangible assets consist of the following:

	September 28, 2012			September 30, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Intangible assets subject to amortization:
Acquired patents and technology	$79,213	$(40,071)	$39,142	$61,611	$(32,146)	$29,465
Customer relationships	30,679	(16,386)	14,293	30,748	(12,821)	17,927
Customer contracts	—	—	—	6,063	(6,063)	—
Other intangibles	20,925	(17,834)	3,091	20,308	(16,127)	4,181
Total	$130,817	$(74,291)	$56,526	$118,730	$(67,157)	$51,573
Amortization expense for our intangible assets was $13.2 million, $19.8 million, and $17.3 million in fiscal 2012, 2011, and 2010, respectively, and is included in cost of licensing, cost of products, research and development, and sales and marketing expenses in the accompanying consolidated statements of operations.

As of September 28, 2012, our expected annual amortization expense of our intangible assets in future periods is as follows:

Amortization
Fiscal Year	Expense
(in thousands)
2013	$15,605
2014	13,473
2015	11,017
2016	8,849
2017	5,736
Thereafter	1,846
Total	$56,526
The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 24, 2010	$264,580
Acquired goodwill	182
Translation adjustments	(1,502)
Balance at September 30, 2011	$263,260
Acquired goodwill	15,988
Translation adjustments	2,127
Balance at September 28, 2012	$281,375
Accrued Liabilities
Accrued liabilities consist of the following:

	September 28, 2012	September 30, 2011
	(in thousands)
Accrued royalties	$2,391	$1,947
Amounts payable to joint licensing program partners	35,492	42,502
Accrued compensation and benefits	47,331	41,168
Accrued professional fees	4,893	5,727
Other accrued liabilities	25,985	25,691
Accrued liabilities	$116,092	$117,035
Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	September 28, 2012	September 30, 2011
	(in thousands)
Supplemental retirement plan obligations	$2,042	$1,811
Non-current tax liabilities	20,862	13,070
Other liabilities	16,933	8,574
Other non-current liabilities	$39,837	$23,455

See Note 8 “Income Taxes” for additional information related to tax liabilities.
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
Revenue from Material Customer
In the fiscal years ended September 28, 2012, September 30, 2011 and September 24, 2010 revenue from one customer was $126.7 million, $124.5 million and $113.3 million, respectively, or 14%, 13% and 12% of revenue for each fiscal year, respectively.

4. Acquisitions
On July 19, 2012, we acquired all outstanding shares of IMM Sound, S.A. (“IMM Sound”), a privately held company based in Barcelona, Spain, that develops and markets immersive 3D sound for the digital film industry. We believe that this technology complements our newly released Atmos technology. We accounted for the IMM Sound acquisition using the acquisition method of accounting for business combinations. We completed the acquisition for a gross purchase price of $26.5 million, which included cash payments of $18.4 million, debt repayment of $0.6 million, and the assumption of net liabilities of $7.5 million. Purchase consideration, net of cash acquired of $0.4 million, was $18.0 million. Pursuant to the merger agreement, $6.0 million of the total purchase consideration is being held back by us for a period of twenty four months following the closing of the acquisition to satisfy certain indemnification obligations of IMM Sound's shareholders. This amount has been recorded as a non-current liability as of September 28, 2012.
The following table summarizes the allocation of total consideration to the total fair values of assets acquired and liabilities assumed:

Total
(in thousands)
Current assets	$1,289
Property, plant and equipment, net	264
Intangible assets, net
Developed technology	12,649
Trade name	590
Goodwill	15,988
Current liabilities	(9,674)
Deferred taxes, net	(2,721)
Non-current liabilities	(22)
Total purchase price	$18,363
Fair value of assets acquired and liabilities assumed were determined by management based on information available at the date of acquisition. We are amortizing the acquired intangible assets over their estimated useful lives, which is five years for the developed technology and one year for the trade name. For tax purposes, a deferred tax liability of $3.2 million was recorded on the acquisition date for the difference between book and tax basis related to the acquired intangible assets. The value of acquired intangibles was determined based on the present value of estimated expected future cash flows. Goodwill resulted primarily from our expectation of synergies from the integration of IMM Sound technology with our existing technology and is not tax deductible. We incurred acquisition-related transaction costs of $0.4 million for the fiscal year ended September 28, 2012, which were included in general and administrative expenses in the consolidated statements of operations.

5. Fair Value Measurements
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
Financial assets and liabilities carried at fair value as of September 28, 2012 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$2,140	$—	$—	$2,140
Money market funds (2)	17,090	—	—	17,090
Commercial paper (2), (3)	—	24,299	—	24,299
Corporate bonds (3)	—	220,236	—	220,236
Municipal debt securities (2), (3)	—	401,648	—	401,648
U.S. agency securities (3)	25,012	—	—	25,012
Total	$44,242	$646,183	$—	$690,425

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.

(2)	These assets are included within cash and cash equivalents.

(3)	These assets are included within short-term investments and within long-term investments.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$2,140	$—	$—	$2,140
Total	$2,140	$—	$—	$2,140

(1)	These liabilities are included within accrued liabilities and within other non-current liabilities.
Financial assets and liabilities carried at fair value as of September 30, 2011 are classified below:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$1,891	$—	$—	$1,891
Money market funds (2)	142,038	—	—	142,038
Corporate bonds (3)	—	176,958	—	176,958
Municipal debt securities (3)	—	472,201	—	472,201
U.S. agency securities (2), (3)	29,919	—	—	29,919
Total	$173,848	$649,159	$—	$823,007

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.

(2)	These assets are included within cash and cash equivalents.

(3)	These assets are included within short-term investments and within long-term investments.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$1,891	$—	$—	$1,891
Total	$1,891	$—	$—	$1,891

(1)	These liabilities are included within accrued liabilities and within other non-current liabilities.
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
We did not own any Level 3 financial assets or liabilities as of September 28, 2012 or September 30, 2011.
We enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure, in an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net in our consolidated statements of operations. Our foreign currency forward contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 28, 2012, the outstanding derivative instruments had maturities of 30 days or less and notional amounts of approximately $5.0 million. The fair values of these contracts were not material as of September 28, 2012 and September 30, 2011, and were included in accrued liabilities in our consolidated balance sheets.

6. Stockholders’ Equity and Stock-Based Compensation
Class A and Class B Common Stock
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At September 28, 2012, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At September 28, 2012, we had 46,496,635 shares of Class A common stock and 56,598,829 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
As of September 28, 2012, there were options outstanding to purchase 0.2 million shares of Class B common stock, of which all were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 1.7 years. Subsequent to fiscal 2005, no further options were granted under this plan. The 2000 Stock Incentive Plan terminated on October 1, 2010 and no shares of our common stock remained available for future issuance under that plan other than pursuant to outstanding options.

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
As of September 28, 2012, there were options outstanding to purchase 4.4 million shares of Class A common stock, of which 1.7 million were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 7.8 years.
Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We have issued stock-based awards in the form of stock options, restricted stock units, and stock appreciation rights under our equity incentive plans, as well as shares under our Employee Stock Purchase Plan (“ESPP”).
Stock-based compensation expense recorded in our consolidated statements of operations for fiscal 2012, 2011, and 2010 was as follows:

	Fiscal Year Ended
	September 28, 2012 (2)	September 30, 2011 (2)	September 24, 2010 (2)
	(in thousands)
Stock-based compensation:
Stock options (1)	$23,550	$24,788	$18,135
Restricted stock units	22,952	18,339	9,560
Employee stock purchase plan	1,029	842	673
Stock appreciation rights	50	(304)	447
Total stock-based compensation	47,581	43,665	28,815
Benefit from income taxes	(14,930)	(14,744)	(9,805)
Total stock-based compensation, net of tax	$32,651	$28,921	$19,010

(1)	Expense excludes $0.4 million in fiscal 2012, $0.6 million in fiscal 2011, and $0.8 million in fiscal 2010 related to stock-based compensation which was capitalized to property, plant and equipment.

(2)
We also recognized $0.2 million, $0.3 million, and $1.2 million in fiscal 2012, 2011, and 2010, respectively, of tax benefit from certain exercises of incentive stock options and shares issued under our ESPP, which is not included in the table above.

	Fiscal Year Ended
	September 28, 2012	September 30, 2011	September 24, 2010
	(in thousands)
Stock-based compensation expense was classified as follows:
Cost of products	$675	$642	$427
Cost of services	239	182	126
Research and development	11,553	10,157	6,535
Sales and marketing	16,233	13,184	8,843
General and administrative	18,881	19,500	12,884
Total stock-based compensation expense	$47,581	$43,665	$28,815
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
We use the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. The fair value of our stock options was estimated using the following weighted-average assumptions:

	Fiscal Year Ended
	September 28, 2012	September 30, 2011	September 24, 2010
Expected term (in years)	4.53	4.40	4.66
Risk-free interest rate	0.7%	1.5%	2.2%
Expected stock price volatility	43.8%	41.4%	41.7%
Dividend yield	—	—	—
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
The following table summarizes the weighted-average fair value of stock options granted and the total intrinsic value of stock options exercised during fiscal 2012, 2011, and 2010:

	Fiscal Year Ended
	September 28, 2012	September 30, 2011	September 24, 2010
Weighted-average fair value at date of grant	$12.23	$22.31	$19.93
Intrinsic value of options exercised (in thousands)	6,188	46,649	79,453
Stock-based compensation expense related to employee stock options is recognized net of estimated forfeitures. We determine our estimated forfeiture rate based on an evaluation of historical forfeitures. For awards granted in fiscal 2012, 2011, and 2010, we used an estimated forfeiture rate of 6.13%, 6.10%, and 5.69%, respectively. Total unrecorded stock-based compensation cost at September 28, 2012 associated with employee stock options expected to vest was $54.1 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table summarizes information about stock options issued to officers, directors, and employees under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 30, 2011	5,801	$45.19
Grants	2,603	32.99
Exercises	(456)	26.52
Forfeitures and cancellations	(3,326)	55.83
Options outstanding at September 28, 2012	4,622	32.50	7.5	$12,752
Options vested and expected to vest at September 28, 2012	4,437	32.43	7.5	12,577
Options exercisable at September 28, 2012	1,851	30.68	5.1	9,936
Aggregate intrinsic value is based on the closing price of our common stock on September 28, 2012 of $32.75 and excludes the impact of options that were not in-the-money.
The following table summarizes information about stock options outstanding and exercisable at September 28, 2012:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$1.26 - $1.26	12	0.1	$1.26	12	$1.26
$2.08 - $6.28	98	1.6	2.08	98	2.08
$6.29 - $19.21	238	2.5	15.43	238	15.43
$19.22 - 28.12	159	7.2	25.85	59	22.45
$28.13 - $38.20	3,368	8.0	31.89	1,092	31.48
$38.21 - $48.14	481	8.7	42.90	120	42.31
$48.15 - $51.18	117	5.5	48.22	115	48.19
$51.19 and above	149	7.8	57.36	117	56.31
	4,622			1,851
Restricted Stock Units.    We grant restricted stock units to certain employees, officers, and directors under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onwards to ongoing directors vest over approximately one year. Our 2005 Stock Plan also allows us to grant restricted stock units which vest based on the satisfaction of specific performance criteria, although no such awards have been granted as of September 28, 2012. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized over the requisite service period. No restricted stock units were granted prior to fiscal 2008. Total unrecorded stock-based compensation cost at September 28, 2012 associated with restricted stock units expected to vest was $57.0 million, which is expected to be recognized over a weighted-average period of 2.8 years. The fair value as of the respective vesting dates of restricted stock units was $14.2 million, $15.5 million and $10.3 million for fiscal 2012, 2011 and 2010, respectively.

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2005 Stock Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at September 30, 2011	946	$53.71
Granted	2,157	33.91
Vested	(387)	50.78
Forfeitures	(144)	45.90
Non-vested at September 28, 2012	2,572	37.98
Stock Appreciation Rights.    We have granted stock appreciation rights to certain of our foreign employees. These awards are settled in cash rather than stock, and are classified as liability awards.
Employee Stock Purchase Plan.   Prior to May 2012, our ESPP allowed eligible employees to have up to 10 percent of their eligible compensation withheld and used to purchase Class A common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than 1,000 shares in an offering period, whichever is less. The plan provided for a discount equal to 15 percent of the closing price on the New York Stock Exchange on the last day of the purchase period.
As of May 15, 2012, the compensation committee of our Board of Directors amended the ESPP to provide for overlapping one-year offering periods composed of successive six-month purchase periods, with a look back feature to the Company's stock price at the commencement of a one-year offering period. The amended plan also includes an automatic reset feature that provides for an offering period to be reset and recommenced to a new lower-priced offering if the offering price of a new offering period is less than that of the immediately preceding offering period. The amended plan continues to allow eligible employees to have up to 10 percent of their eligible compensation withheld and used to purchase Class A common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than 1,000 shares in an offering period, whichever is less. The amendment is effective for the ESPP offering period which commenced in May 2012. The adoption of the amendment to the ESPP did not have a material impact on our results of operations.
Option Exchange Program
During our Annual Stockholder's Meeting held on February 7, 2012, our stockholders approved a one-time Employee Stock Option Exchange Program (the "Program") pursuant to which eligible employees were provided an opportunity to exchange, on a grant-by-grant basis, eligible outstanding stock options for a lesser number of new restricted stock units (“RSUs”), to be granted under our 2005 Stock Plan, as amended and restated. Options eligible for the Program are those that were granted prior to the 12-month period preceding the start of the Program offering period, and have exercise prices per share that are greater than $45.83, which approximates the 52-week high of our per share stock price as of the start of the offering period. The Program offering period commenced on July 16, 2012 and closed on August 10, 2012, at which time, a total of 705 eligible option holder participants exchanged 2,665,986 outstanding stock options for 783,443 RSUs.
The Program was launched to restore the intended retention and incentive value of employee equity awards, reduce the potential dilutive effect of our equity incentive program, and reduce pressure to grant additional equity awards to employees in the short term. Participation in the Program was made available to all eligible employees and executive officers in eligible countries. The exchange of options under the Program resulted in a total incremental charge to compensation expense of $2.1 million. This incremental charge is being recognized over the vesting periods of the new RSUs, determined on a grant-by-grant basis, based on the extent to which the surrendered stock options were vested at the time of the exchange. These vesting periods range from one to four years beginning on the first anniversary of the grant.

7. Restructuring
In fiscal 2011, we informed approximately 55 employees of our plans to reorganize certain aspects of our business under a strategic restructuring program. As a result of this action, we offered severance benefits to the affected employees. We recognized total severance and other associated costs of $0.4 million and $2.5 million for these affected employees in fiscal 2012 and fiscal 2011, respectively. In addition, we recognized $0.4 million in facilities and contract termination costs in fiscal 2012. We also recognized $0.4 million and $0.2 million in fixed asset write-off costs related to this restructuring program in fiscal 2012 and 2011, respectively. These expenses were recognized in restructuring charges, net, in the accompanying consolidated statements of operations.
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
Changes in our restructuring accruals in fiscal 2012 and 2011, which were included within accrued liabilities on our consolidated balance sheets as of September 28, 2012 and September 30, 2011, respectively, were as follows:

	Severance	Facilities and contract termination costs	Fixed assets write-off	Other associated costs	Total
	(in thousands)
Balance at September 24, 2010	$2,804	$—	$—	$230	$3,034
Restructuring charges	3,185	—	199	22	3,406
Cash payments	(3,716)	—	—	(131)	(3,847)
Non-cash charges	(23)	—	(199)	(1)	(223)
Balance at September 30, 2011	$2,250	$—	$—	$120	$2,370
Restructuring charges	318	352	424	97	1,191
Cash payments	(2,572)	(185)	—	(201)	(2,958)
Non-cash charges	4	164	(424)	(14)	(270)
Balance at September 28, 2012	$—	$331	$—	$2	$333

8. Income Taxes
The components of our income before provision for income taxes are as follows:

	Fiscal Year Ended
	September 28, 2012	September 30, 2011	September 24, 2010
	(in thousands)
U.S.	$258,684	$350,189	$401,936
Foreign	110,307	90,454	35,076
Total	$368,991	$440,643	$437,012
The provision for income taxes consists of the following:

	Fiscal Year Ended
	September 28, 2012	September 30, 2011	September 24, 2010
	(in thousands)
Current:
Federal	$56,105	$71,336	$109,050
State	2,922	18,069	18,382
Foreign	43,659	33,567	41,942
Total current	102,686	122,972	169,374
Deferred:
Federal	904	3,638	(12,790)
State	521	9,756	(1,149)
Foreign	(254)	(6,305)	(1,250)
Total deferred	1,171	7,089	(15,189)
Provision for income taxes	$103,857	$130,061	$154,185
We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities, and for which we receive a related foreign tax credit in our income tax provision. Withholding taxes were $38.5 million, $32.2 million, and $31.6 million in fiscal 2012, 2011, and 2010, respectively. The foreign current tax includes this withholding tax expense and the appropriate foreign tax credit benefit is included in the current federal and foreign taxes.
In the fiscal quarter ended December 31, 2010, we initiated a policy to indefinitely reinvest a portion of the earnings of certain operations outside of the U.S. As a result, we have not provided deferred U.S. income taxes or foreign withholding taxes on undistributed earnings of approximately $162.2 million, which are permanently reinvested outside the U.S. Upon distribution of these earnings, we could be subject to both U.S. income taxes, adjusted for any foreign tax credits, and withholding taxes, estimated at approximately $48.3 million as of September 28, 2012.
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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	Fiscal Year Ended
	September 28, 2012	September 30, 2011
	(in thousands)
Deferred income tax assets:
Investments	$2,096	$1,932
Accounts receivable	182	417
Inventories	3,678	3,304
Net operating loss	2,863	2,987
U.S. state taxes	177	5,749
Accrued expenses	10,140	9,216
Stock-based compensation	25,720	19,547
Revenue recognition	63,843	67,154
Foreign tax credits	3,410	3,528
Other	7,338	6,040
Total gross deferred income tax assets	119,447	119,874
Less: valuation allowance	—	—
Total deferred income tax assets	119,447	119,874
Deferred income tax liabilities:
Translation adjustment	(904)	(837)
Intangibles	(3,746)	(595)
International earnings	(6,373)	(1,485)
Depreciation and amortization	(6,761)	(11,422)
Unrealized gain on investments	(768)	(558)
Deferred income tax assets, net	$100,895	$104,977
The above deferred income tax assets, net have been classified in the accompanying consolidated balance sheets as follows:
Current deferred income tax assets	$80,956	$90,869
Long-term deferred income tax assets, net	19,939	14,108
Deferred income tax assets, net	$100,895	$104,977
Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, we believe it is more likely than not that the benefits of these deductible differences will be realized; therefore, a valuation allowance is not required.
As part of our current acquisition in July 2012, we acquired a net operating loss carryover for Spain tax purposes of $1.7 million and will expire in fiscal 2030 if unused. As part of an acquisition in April 2009, we acquired net operating loss carryovers for federal and California tax purposes of $9.7 million and $9.6 million, respectively. The losses carried forward for federal and California tax purposes as of September 28, 2012 were $6.4 million and $9.6 million, respectively, and will expire in fiscal 2029 if unused. As of September 28, 2012, we had net operating loss carryovers for Australia tax purposes of $0.1 million which have no expiration date.

A reconciliation of the federal statutory tax rate to our effective tax rate for fiscal 2012, 2011, and 2010 is as follows:

	Fiscal Year Ended
	September 28, 2012	September 30, 2011	September 24, 2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	1.1	4.7	3.2
Stock-based compensation expense rate	0.5	0.3	(0.1)
Research and development tax credits	(1.1)	(1.6)	(0.8)
Tax exempt interest	(0.3)	(0.3)	(0.4)
U.S. manufacturing tax incentives	(2.1)	(1.9)	(1.8)
Foreign rate differential	(5.3)	(4.6)	(0.1)
Foreign reversal of deferred tax liabilities	—	(2.5)	—
Other	0.3	0.4	0.2
Effective tax rate	28.1%	29.5%	35.2%
Our policy to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries with tax rates lower than those in the U.S. resulted in a reduction to our fiscal 2012 tax rate. We also benefited from a change in the State of California apportionment sourcing rules, which began to affect our current California taxes beginning in the first quarter of fiscal 2012. These benefits were partially offset by the expiration of the federal research and development tax credits, beginning January 1, 2012, which resulted in an increase in our effective tax rate. In the first quarter of fiscal 2011 we obtained a tax ruling that will reduce our foreign tax liability for the current and future years. The tax ruling resulted in a release of certain deferred tax liabilities associated with a prior year acquisition in our foreign operations. In fiscal 2011 we expected a reduction in our California tax rate. As a result, in fiscal 2011 we reduced certain deferred tax assets, which increased our tax rate. Additionally, in the fiscal quarter ended December 31, 2010, a change in the tax law retroactively reinstated the federal research and development tax credits for a portion of fiscal 2010. As a result, we recognized an increase in federal research and development tax credits for fiscal 2011, as compared to fiscal 2010, thereby further lowering our effective tax rate.
As of September 28, 2012, the total amount of gross unrecognized tax benefits was $16.9 million, of which $10.9 million, if recognized, would impact our effective tax rate. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
The aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows:

(in thousands)
Balance at September 25, 2009	$16,916
Lapse of statute of limitations	(2,143)
Decreases in balances related to tax positions taken during prior years	—
Increases in balances related to tax positions taken during prior years	520
Increases in balances related to tax positions taken during the current year	1,265
Balance at September 24, 2010	$16,558
Lapse of statute of limitations	(1,097)
Decreases in balances related to tax positions taken during prior years	(8,083)
Increases in balances related to tax positions taken during prior years	1,006
Increases in balances related to tax positions taken during the current year	299
Balance at September 30, 2011	$8,683
Lapse of statute of limitations	(1,236)
Decreases in balances related to tax positions taken during prior years	(493)
Increases in balances related to tax positions taken during prior years	3,156
Increases in balances related to tax positions taken during the current year	6,770
Balance at September 28, 2012	$16,880

To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision. At September 28, 2012, we had $2.0 million of accrued interest and $1.9 million of accrued penalties on unrecognized tax benefits. At September 30, 2011, we had $2.0 million of accrued interest and $2.4 million of accrued penalties on unrecognized tax benefits. In fiscal 2012, our current tax provision was reduced by penalties of $0.5 million and increased by interest expense of $0.1 million.
We file income tax returns in the U.S. on a federal basis and in several U.S. state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S., the United Kingdom (U.K.), the Netherlands, and the state of California. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. We are no longer subject to examinations by the Internal Revenue Service through the 2006 tax year, for U.S. federal tax purposes, and through the 2006 fiscal year by the appropriate governmental agencies for U.K. tax purposes. In addition, we are no longer subject to examination by the state of New York through the 2008 tax year for income tax purposes. Our California filings are no longer subject to examination through the 2004 tax year by the appropriate California agency. Other significant jurisdictions include Australia, Canada, and Sweden and they are no longer subject to examinations through the years 2003, 2006, and 2007, respectively. We do not believe that the outcome of any ongoing examination will have a material impact on our financial statements.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe there is a reasonable possibility of any significant change to our total unrecognized tax benefits within the next twelve months.

9. Retirement Plans
We maintain a tax-qualified 401(k) retirement plan for employees in the U.S. and similar plans in foreign jurisdictions. Retirement plan expenses were $12.9 million, $11.3 million, and $11.1 million for fiscal 2012, 2011, and 2010, respectively. Retirement plan expenses are included in cost of products, cost of services, sales and marketing, general and administrative, and research and development expense in the accompanying consolidated statements of operations.

10. Commitments and Contingencies
The following table presents a summary of our contractual obligations and commitments as of September 28, 2012:

	Payments Due By Period
	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter	Total
	(in thousands)
Naming rights (1)	$—	$7,341	$7,432	$7,525	$7,619	$126,414	$156,331
Operating leases (2)	13,751	10,860	7,840	5,897	4,111	5,981	48,440
Purchase obligations (3)	3,832	607	105	—	—	—	4,544
Total	$17,583	$18,808	$15,377	$13,422	$11,730	$132,395	$209,315

(1)
In April 2012, we entered into an agreement for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. In exchange for these rights and other benefits, we made one annual payment in fiscal 2012 and will subsequently make semi-annual payments over the term. Our payment obligations are conditioned in part on the Academy Awards® being held and broadcast from the Dolby Theatre. The term of the agreement is 20 years.

(2)
Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries, for non-cancelable operating leases of office space.

(3)
Our purchase obligations consist of agreements to purchase goods and services, entered into in the ordinary course of business. These represent non-cancelable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.

Rental expenses under operating leases were $13.5 million, $12.6 million, and $8.7 million for fiscal 2012, 2011, and 2010, respectively. These amounts include expenses for rent payable to our principal stockholder of $1.4 million, $1.4 million, and $1.4 million for fiscal 2012, 2011, and 2010, respectively.
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

11. Geographic Data
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
Geographic Information
Revenue by geographic region, which was determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for products revenue, and the location where we perform our services for services revenue, was as follows:

	Fiscal Year Ended
	September 28, 2012	September 30, 2011	September 24, 2010
	(in thousands)
U.S.	$298,592	$301,868	$318,127
International	627,672	653,637	604,586
Total revenue	$926,264	$955,505	$922,713

The concentration of our revenue from individual geographic regions was as follows:

	Fiscal Year Ended
	September 28, 2012	September 30, 2011	September 24, 2010
U.S.	33%	32%	34%
Japan	18%	20%	19%
Europe	15%	15%	16%
Taiwan	7%	8%	9%
South Korea	17%	13%	12%
China	6%	6%	5%
Other	4%	6%	5%
Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Fiscal Year Ended
	September 28, 2012	September 30, 2011
	(in thousands)
U.S.	$211,647	$87,486
International	43,029	29,621
Total long-lived tangible assets, net of accumulated depreciation	$254,676	$117,107

12. Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of up to $250.0 million of our Class A common stock. Our Board of Directors approved an additional $300.0 million for our stock repurchase program in July 2010, $250.0 million in July 2011, and an additional $100.0 million in February 2012, for a total authorization of up to $900.0 million in stock repurchases. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation programs, and other market conditions. We may limit, suspend, or terminate the stock repurchase program at any time without prior notice. This program does not have a specified expiration date. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of September 28, 2012, the remaining authorization to purchase additional shares is $198.3 million.
Stock repurchase activity under the stock repurchase program during fiscal 2012 is summarized as follows:

	Shares Repurchased	Cost (in thousands) (1)	Average Price Paid per Share (2)
Repurchase activity for the fiscal quarter ended December 30, 2011	885,969	$26,068	$29.41
Repurchase activity for the fiscal quarter ended March 30, 2012	1,575,891	$60,081	$38.11
Repurchase activity for the fiscal quarter ended June 29, 2012	2,545,699	$103,810	$40.76
Repurchase activity for the fiscal quarter ended September 28, 2012	2,205,433	$78,244	$35.46
Total	7,212,992	$268,203

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Excludes commission costs.

13. Legal Proceedings
In March 1997, an unrelated third party filed a lawsuit against us alleging breach of a written agreement. In April 2002, we settled the dispute and agreed to pay a total of $30.0 million, without interest, in ten equal annual installments of $3.0 million per year beginning in June 2002. We recorded this liability at its present value of $24.2 million on the consolidated balance sheet. Interest related to this liability is included in interest expense on the accompanying consolidated statements of operations. Other than such payments, neither party has any material obligations as a result of the settlement. As of September 28, 2012 and September 30, 2011, no amounts were due under this settlement.
During the fiscal quarter ended July 1, 2011, we filed patent infringement lawsuits in the U.S. and in Germany against Research in Motion Ltd. (“RIM”), a previously unlicensed user of certain of our patented technologies. In July 2011, RIM signed a license agreement with Via Licensing Corporation (“Via”), our wholly-owned subsidiary and the licensing administrator for the patent pool which includes Dolby’s essential AAC patents, which entitled us to back royalties for Dolby technologies used in RIM’s products. Based on this license agreement, we recognized revenue of $15.2 million during fiscal 2011 for back royalties related to the Dolby patents and Via administration fees, including $11.3 million attributable to periods prior to fiscal 2011. We also received interest related to these back royalties of $2.2 million, which was recognized as interest income in fiscal 2011.
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

14. Comprehensive Income
Comprehensive Income
The components of comprehensive income were as follows:

	Fiscal Year Ended
	September 28, 2012	September 30, 2011	September 24, 2010
	(in thousands)
Net income including controlling interest	$265,134	$310,582	$282,827
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	3,082	509	(1,290)
Unrealized gains (losses) on available-for-sale securities, net of tax	380	(907)	(622)
Comprehensive income	268,596	310,184	280,915
Less: comprehensive (income) loss attributable to controlling interest	(1,140)	(1,185)	792
Comprehensive income attributable to Dolby Laboratories, Inc.	$267,456	$308,999	$281,707
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of the following:

	Fiscal Year Ended
	September 28, 2012	September 30, 2011
	(in thousands)
Accumulated foreign currency translation gains, net of tax of ($2,623) and ($2,653)	$9,608	$6,834
Accumulated unrealized gains on available-for-sale securities, net of tax of ($597) and ($387)	1,079	699
Total accumulated other comprehensive income	$10,687	$7,533

15. Related Party Transactions
We lease our primary San Francisco corporate offices from our principal stockholder. The current lease expires on December 31, 2013, but we have the option to renew the lease for two additional five-year terms. Related party rent expense included in general and administrative expenses in our consolidated statements of operations for fiscal 2012 , 2011, and 2010 was $1.4 million, $1.4 million, and $1.4 million, respectively.
We are the managing member or general partner in entities which own and lease commercial property in the U.S. and United Kingdom. Our principal stockholder is the limited member or limited partner, but with a majority economic interest, in each of these entities. These entities were established for the purposes of purchasing and leasing commercial property primarily for our own use. While a portion of the property is leased to third parties, we occupy a majority of the space. Therefore, given that these affiliated entities are an integrated part of our operations, we have consolidated the entities’ assets and liabilities and results of operations in our consolidated financial statements. The share of earnings and net assets of the entities attributable to the limited member or limited partner, as the case may be, is reflected as controlling interest in the accompanying consolidated financial statements. These entities distributed less than $0.1 million to our principal stockholder in fiscal 2012, and approximately $0.3 million and $0.3 million in fiscal 2011 and 2010, respectively. During fiscal 2010, we paid off in full the debt used to finance the purchases of property.
Our ownership interest in the consolidated affiliated entities is as follows:

Company Name	Ownership interest as of September 28, 2012
Dolby Properties, LLC	37.5%
Dolby Properties Brisbane, LLC	49.0%
Dolby Properties Burbank, LLC	49.0%
Dolby Properties United Kingdom, LLC	49.0%
Dolby Properties, LP	10.0%

16. Selected Quarterly Financial Data (unaudited)

	Fiscal Quarter Ended
	September 28, 2012	June 29, 2012	March 30, 2012	December 30, 2011	September 30, 2011	July 1, 2011	April 1, 2011	December 31, 2010
	(in thousands, except per share amounts)
Revenue:
Licensing	$191,154	$178,436	$225,349	$199,624	$205,747	$181,790	$214,627	$188,176
Products	27,628	22,132	27,228	26,400	30,842	28,395	26,347	46,027
Services	5,973	7,304	7,682	7,354	7,179	8,814	9,052	8,509
Total revenue	224,755	207,872	260,259	233,378	243,768	218,999	250,026	242,712
Cost of revenue	26,994	21,031	23,592	20,410	25,642	27,933	28,457	29,139
Gross margin	197,761	186,841	236,667	212,968	218,126	191,066	221,569	213,573
Income before taxes and controlling interest	72,951	70,321	122,515	103,204	116,632	90,451	122,494	111,066
Net income attributable to Dolby Laboratories, Inc.	$51,494	$51,529	$88,120	$73,159	$79,071	$61,748	$82,061	$86,387
Earnings per share:
Basic	$0.49	$0.48	$0.81	$0.67	$0.72	$0.55	$0.73	$0.77
Diluted	$0.49	$0.48	$0.81	$0.67	$0.71	$0.55	$0.72	$0.76
Shares outstanding:
Basic	104,079	106,328	108,415	108,884	110,063	111,494	112,140	112,035
Diluted	104,915	107,202	109,170	109,443	110,662	112,349	113,346	113,713

17. Per Share Data
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
The following table sets forth the computation of basic and diluted earnings per share attributable to Dolby Laboratories, Inc.:

	Fiscal Year Ended
	September 28, 2012	September 30, 2011	September 24, 2010
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$264,302	$309,267	$283,447
Denominator:
Weighted-average shares outstanding—basic	106,926	111,444	113,452
Potential common shares from options to purchase Class A and Class B common stock	493	941	1,769
Potential common shares from restricted stock units	122	169	167
Weighted-average shares outstanding—diluted	107,541	112,554	115,388
Net income per share attributable to Dolby Laboratories, Inc.—basic	$2.47	$2.78	$2.50
Net income per share attributable to Dolby Laboratories, Inc.—diluted	$2.46	$2.75	$2.46
Antidilutive options excluded from calculation	6,496	3,289	2,074
Antidilutive restricted stock units excluded from calculation	2,550	535	457

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 28, 2012.
Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, compliance with Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our code of ethics and Nominating and Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2013 (the “2013 Proxy Statement”).
Executive Officers of the Registrant
Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of November 2, 2012 are set forth below:

Executive Officers	Age	Position(s)
Kevin Yeaman	46	President and Chief Executive Officer
Lewis Chew	49	Executive Vice President and Chief Financial Officer
Ramzi Haidamus	48	Executive Vice President, Marketing and Business Development
Michael Rockwell	45	Executive Vice President, Advanced Technology Group
Andy Sherman	45	Executive Vice President, General Counsel and Corporate Secretary
Michael Bergeron	55	Senior Vice President, Worldwide Sales and Field Operations
Kevin Yeaman joined us as Chief Financial Officer and Vice President in October 2005 and became our President and CEO in March 2009. Prior to joining us, Mr. Yeaman worked for seven years at E.piphany, Inc., a publicly traded enterprise software company, most recently as Chief Financial Officer from August 1999 to October 2005. Previously, Mr. Yeaman served as Worldwide Vice President of Field Finance Operations for Informix Software, Inc., a provider of relational database software, from February 1998 to August 1998. From September 1988 to February 1998, Mr. Yeaman served in Silicon Valley and London in various positions at KPMG LLP, an accounting firm, serving most recently as a senior manager. Mr. Yeaman holds a B.S. degree in commerce from Santa Clara University.

Lewis Chew joined us as Executive Vice President and Chief Financial Officer in June 2012. Mr. Chew leads the worldwide finance organization and is responsible for the financial and infrastructure support for our business, which includes all finance functions, information technology, real estate and facilities, procurement, and investor relations. Mr. Chew comes to us with decades of financial and strategic business management experience. Mr. Chew is the former Senior Vice President of Finance and Chief Financial Officer of National Semiconductor Corporation, a manufacturer of electronic components, where he was responsible for all finance functions as well as information systems and investor relations. Prior to joining National Semiconductor, Mr. Lewis was a partner at KPMG LLP, an accounting firm, serving numerous technology and financial institution clients. Mr. Chew serves as a member of the Board of Directors at PG&E Corporation, an energy-based holding company. Mr. Chew holds a B.S. degree in accounting from Santa Clara University.

Ramzi Haidamus has served as our Executive Vice President, Marketing and Business Development, since August 2012. Previously, Mr. Haidamus served in a variety of other positions since joining us in 1996, including as our Executive Vice President, Sales and Marketing, as the Senior Vice President and General Manager of our consumer division, as the President and General Manger of our wholly owned subsidiary, Via Licensing Corporation, and as our Director of Business Development, Technology and Business Strategist, and Licensing Manager. Prior to joining us, Mr. Haidamus worked at Stanford Research Systems for seven years. Mr. Haidamus holds a B.S. degree in electrical engineering and a M.S. degree in computer engineering from the University of the Pacific.
Michael Rockwell joined us as our Senior Vice President, Worldwide Engineering in October 2007, was appointed our Executive Vice President, Products and Technology in March 2009, and appointed as our Executive Vice President, Advanced Technology Group, in August 2012. Prior to joining us, from October 2000 to August 2007, Mr. Rockwell was Senior Vice President and Chief Technology Officer at Avid Technology, Inc., a media software company. Prior to his appointment as Chief Technology Officer, from April 1994 to October 1999, Mr. Rockwell served as Chief Architect of Software Engineering at Digidesign, which was acquired by Avid Technology, Inc. in 1995. Before Digidesign, Mr. Rockwell was the president and owner of a software business and audio/visual production company, Rockwell Digital.

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
Michael Bergeron joined us as Senior Vice President, Worldwide Sales and Field Operations in April 2012. Prior to joining us, Mr. Bergeron worked from 2005 to 2012 at Adobe Systems, Inc., a software supplier of professional creative tools and enterprise software. Most recently Mr. Bergeron was Vice President of Worldwide OEM and Education Sales from October 2009 to April 2012, and prior to that was Vice President of Worldwide Mobile & Devices Sales & Business Development. From September 2000 to August 2005, Mr. Bergeron was Senior Vice President of Corporate Business Development at Macromedia, Inc., a software provider of web development software and servers, which was acquired by Adobe in 2005. Before Macromedia, Mr. Bergeron served from March 1996 to September 1998 as Vice President and Founder of Elemental Software, a provider of web development tools. Macromedia acquired Elemental software in 1998. Mr. Bergeron holds a B.S. degree in marketing from Indiana University.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information in the 2013 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors,” “Executive Compensation and Related Matters,” “Compensation of Directors” and “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2013 Proxy Statement under the headings “Executive Compensation and Related Matters—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2013 Proxy Statement under the headings “Certain Relationships and Related Transactions and “Corporate Governance Matters.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information in the 2013 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm.”

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
Date: November 15, 2012

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin J. Yeaman and Lewis Chew, and each of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue of hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/S/ PETER GOTCHER	Chairman of the Board of Directors	November 15, 2012
Peter Gotcher

/S/ KEVIN J. YEAMAN	President, Chief Executive Officer and Director (Principal Executive Officer)	November 15, 2012
Kevin J. Yeaman

/S/ LEWIS CHEW	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 15, 2012
Lewis Chew

/S/ DAVID DOLBY	Director	November 15, 2012
David Dolby

/S/ NICHOLAS DONATIELLO, JR.	Director	November 15, 2012
Nicholas Donatiello, Jr.

/S/ TED W. HALL	Director	November 15, 2012
Ted W. Hall

/S/ N.W. JASPER, JR.	Director	November 15, 2012
N. W. Jasper, Jr.

/S/ SANFORD ROBERTSON	Director	November 15, 2012
Sanford Robertson

/S/ ROGER SIBONI	Director	November 15, 2012
Roger Siboni

/S/ AVADIS TEVANIAN, JR.	Director	November 15, 2012
Avadis Tevanian, Jr.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1*
Asset Contribution Agreement dated November 19, 2004, by and between the Registrant, Dolby Laboratories Licensing Corporation, Ray Dolby individually, Ray Dolby as Trustee for the Ray Dolby Trust under the Dolby Family Trust instrument dated May 7, 1999, and Ray and Dagmar Dolby Investments L.P.
		Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005
3.2	Form of Amended and Restated Bylaws	Quarterly Report on Form 10-Q	April 30, 2009
4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006
10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.2*	2000 Stock Incentive Plan, as amended	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 3	January 31, 2005
10.3*	2005 Stock Plan, as amended and restated	Annual Report on Form 10-K	November 23, 2011
10.4*	Employee Stock Purchase Plan (“ESPP”), as amended and restated
10.5*	2012 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K/A	December 5, 2011
10.6*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.7*	Form of Stock Option Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	August 11, 2005
10.8*	Form of Stock Option Agreement under the 2005 Stock Plan	Current Report on Form 8-K	June 17, 2005
10.9*	Form of Stock Option Agreement – International under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 3, 2012
10.10*	Form of Subscription Agreement under the ESPP - U.S. Employees	Annual Report on Form 10-K	November 19, 2009
10.11*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees	Quarterly Report on Form 10-Q	August 8, 2012

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.12*	At-Will Employment, Proprietary Rights, Non-Disclosure and No Conflicts-of-Interest Agreement, dated November 19, 2004, by and between Ray Dolby and Dolby Laboratories, Inc.	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
10.13*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009
10.14*	Services Agreement by and between Peter Gotcher and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011
10.15*	Offer Letter dated April 21, 2009, by and between Murray J. Demo and Dolby Laboratories, Inc., a California corporation	Quarterly Report on Form 10-Q	July 30, 2009
10.16*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.17*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006
10.18*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.19*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.20*	Lease for 999 Brannan Street, San Francisco, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.21*	Lease for 175 South Hill Drive, Brisbane, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.22*	Lease for 3601 West Alameda Avenue, Burbank, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.23*	Lease for Wootton Bassett, England facility	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.24*	Lease for Interface Business Park, Bincknoll Lane, Wootton Bassett, Wiltshire	Annual Report on Form 10-K	November 22, 2010

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.25*	License to Carry Out Work Relating to Premises at Interface Business Park, Bincknoll Lane, Wootton Bassett, Wiltshire	Annual Report on Form 10-K	November 22, 2010
10.26†	License Agreement effective January 1, 1992 by and between GTE Laboratories Incorporated and Dolby Laboratories Licensing Corporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
10.27
Amendment No. 2 to the License Agreement effective January 1, 1992 by and between GTE Laboratories Incorporated (now known as Verizon Corporate Services Corp.) and Dolby Laboratories Licensing Corporation
		Quarterly Report on Form 10-Q	February 4, 2009
10.28*	Form of Restricted Stock Unit Agreement—U.S. under the 2005 Stock Plan	Current Report on Form 8-K	November 20, 2007
10.29*	Form of Restricted Stock Unit Agreement—U.K. under the 2005 Stock Plan	Quarterly Report on Form 10-Q	April 30, 2009
10.30*	Form of Restricted Stock Unit Agreement—Non-U.S. under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 3, 2012
10.31*	Letter Agreement dated December 4, 2010, by and between Dolby Laboratories, Inc., a Delaware corporation, and Ray Dolby	Quarterly Report on Form 10-Q	February 9, 2011
10.32*	Offer letter by and between Andy Sherman and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011
10.33*	Consulting Agreement by and between David Dolby and Dolby Laboratories, Inc. dated February 2, 2011	Quarterly Report on Form 10-Q	May 10, 2011
10.34*	Consulting Agreement by and between David Dolby and Dolby Laboratories, Inc. dated February 7,2012	Quarterly Report on Form 10-Q	May 8, 2012
10.35*	Summary of Murray Demo Fiscal 2012 Cash Incentive Arrangement	Quarterly Report on Form 10-Q	May 8, 2012
10.36*	Offer Letter dated March 22, 2012, by and between Lewis Chew and Dolby Laboratories, Inc	Quarterly Report on Form 10-Q	May 8, 2012
10.37	Agreement of Sale and Purchase by and between DWF III 1275 Market, LLC and Dolby Laboratories, Inc. dated June 8, 2012	Quarterly Report on Form 10-Q	August 8, 2012
10.38*	Offer Letter dated March 2, 2012, by and between Michael Bergeron and Dolby Laboratories, Inc.
21.1	List of significant subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema Document
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF‡	XBRL Extension Definition
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted for portions of this exhibit.

‡	Furnished herewith