Form 10-Q
period 2012-12-28
Dolby Laboratories, Inc.
filed 2013-02-06
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2012
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On January 23, 2013 the registrant had 46,351,339 shares of Class A common stock, par value $0.001 per share, and 55,121,632 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 28, 2012	September 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$316,193	$492,600
Short-term investments	118,681	302,693
Accounts receivable, net of allowance of $699 at December 28, 2012 and $956 at September 28, 2012	51,797	43,495
Inventories	21,023	16,700
Deferred taxes	82,661	80,966
Prepaid expenses and other current assets	28,203	33,832
Total current assets	618,558	970,286
Long-term investments	308,277	361,614
Property, plant and equipment, net	254,361	254,676
Intangible assets, net	52,913	56,526
Goodwill	281,763	281,375
Deferred taxes	24,362	22,634
Other non-current assets	11,716	13,687
Total assets	$1,551,950	$1,960,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,900	$14,831
Accrued liabilities	99,019	116,092
Income taxes payable	12,890	2,424
Deferred revenue	22,656	23,493
Total current liabilities	144,465	156,840
Long-term deferred revenue	18,893	18,192
Deferred taxes	2,714	2,696
Other non-current liabilities	40,078	39,837
Total liabilities	206,150	217,565
Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: 46,703,839 shares issued and outstanding at December 28, 2012 and 46,496,635 at September 28, 2012	47	46
Class B common stock, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 55,116,153 shares issued and outstanding at December 28, 2012 and 56,598,829 at September 28, 2012	55	57
Additional paid-in capital	—	—
Retained earnings	1,316,461	1,709,479
Accumulated other comprehensive income	11,214	10,687
Total stockholders’ equity – Dolby Laboratories, Inc.	1,327,777	1,720,269
Controlling interest	18,023	22,964
Total stockholders’ equity	1,345,800	1,743,233
Total liabilities and stockholders’ equity	$1,551,950	$1,960,798
See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended
	December 28, 2012	December 30, 2011
Revenue:
Licensing	$204,876	$200,424
Products	25,498	26,400
Services	6,228	7,354
Total revenue	236,602	234,178
Cost of revenue:
Cost of licensing	3,080	3,328
Cost of products	18,489	13,888
Cost of services	4,036	3,194
Total cost of revenue	25,605	20,410
Gross margin	210,997	213,768
Operating expenses:
Research and development	42,436	32,826
Sales and marketing	58,421	43,816
General and administrative	43,108	35,465
Restructuring charges, net	—	368
Total operating expenses	143,965	112,475
Operating income	67,032	101,293
Interest income	1,339	1,737
Interest expense	(25)	(26)
Other income, net	713	200
Income before income taxes	69,059	103,204
Provision for income taxes	(17,582)	(29,838)
Net income including controlling interest	51,477	73,366
Less: net (income) attributable to controlling interest	(128)	(207)
Net income attributable to Dolby Laboratories, Inc.	$51,349	$73,159
Net income per share:
Basic	$0.50	$0.67
Diluted	$0.50	$0.67
Weighted-average shares outstanding:
Basic	102,361	108,884
Diluted	103,523	109,443
Related party rent expense included in operating expenses	$343	$343
Related party rent expense included in net income attributable to controlling interest	$732	$754
See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 28, 2012	December 30, 2011
Net income including controlling interest	$51,477	$73,366
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	1,234	(377)
Unrealized gains (losses) on available-for-sale securities, net of tax	(737)	(114)
Comprehensive income	51,974	72,875
Less: comprehensive (income) loss attributable to controlling interest	(98)	(141)
Comprehensive income attributable to Dolby Laboratories, Inc.	$51,876	$72,734

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 28, 2012	$103	$—	$1,709,479	$10,687	$1,720,269	$22,964	$1,743,233
Net income	—	—	51,349	—	51,349	128	51,477
Translation adjustments, net of taxes of $328	—	—	—	1,264	1,264	(30)	1,234
Unrealized losses on available-for-sale securities, net of taxes of $414	—	—	—	(737)	(737)	—	(737)
Distributions to controlling interest	—	—	—	—	—	(5,039)	(5,039)
Stock-based compensation expense	—	17,704	—	—	17,704	—	17,704
Repurchase of common stock	(1)	(17,794)	(36,161)	—	(53,956)	—	(53,956)
Cash dividends declared and paid on common stock	—	—	(408,206)	—	(408,206)	—	(408,206)
Tax benefit / (deficiency) from stock incentive plans	—	(776)	—	—	(776)	—	(776)
Class A common stock issued under employee stock plans	—	4,360	—	—	4,360	—	4,360
Shares repurchased for tax withholdings on vesting of restricted stock units	—	(3,636)	—	—	(3,636)	—	(3,636)
Exercise of Class B stock options	—	142	—	—	142	—	142
Balance at December 28, 2012	$102	$—	$1,316,461	$11,214	$1,327,777	$18,023	$1,345,800

	Dolby Laboratories, Inc.
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 30, 2011	$110	$210,681	$1,445,189	$7,533	$1,663,513	$21,837	$1,685,350
Net income	—	—	73,159	—	73,159	207	73,366
Translation adjustments, net of taxes of $(383)	—	—	—	(311)	(311)	(66)	(377)
Unrealized losses on available-for-sale securities, net of taxes of $63	—	—	—	(114)	(114)	—	(114)
Stock-based compensation expense	—	11,323	—	—	11,323	—	11,323
Capitalized stock-based compensation expense	—	172	—	—	172	—	172
Repurchase of common stock	(1)	(26,067)	—	—	(26,068)	—	(26,068)
Tax benefit / (deficiency) from stock incentive plans	—	(1,347)	—	—	(1,347)	—	(1,347)
Class A common stock issued under employee stock plans	—	2,745	—	—	2,745	—	2,745
Shares repurchased for tax withholdings on vesting of restricted stock units	—	(985)	—	—	(985)	—	(985)
Exercise of Class B stock options	—	23	—	—	23	—	23
Balance at December 30, 2011	$109	$196,545	$1,518,348	$7,108	$1,722,110	$21,978	$1,744,088

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 28, 2012	December 30, 2011
Operating activities:
Net income including controlling interest	$51,477	$73,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,129	9,929
Stock-based compensation	17,704	11,439
Amortization of premium on investments	3,794	4,920
Excess tax benefit from exercise of stock options	(469)	(57)
Provision for doubtful accounts	(179)	(52)
Deferred income taxes	(2,627)	(7,643)
Other non-cash items affecting net income	(691)	1,227
Changes in operating assets and liabilities:
Accounts receivable	(8,064)	7,531
Inventories	(6,173)	(7,271)
Prepaid expenses and other assets	8,625	1,101
Accounts payable and other liabilities	(19,898)	(22,860)
Income taxes, net	9,512	24,431
Deferred revenue	(143)	(661)
Other non-current liabilities	1,012	392
Net cash provided by operating activities	67,009	95,792
Investing activities:
Purchases of available-for-sale securities	(204,135)	(54,726)
Proceeds from sales of available-for-sale securities	389,068	51,488
Proceeds from maturities of available-for-sale securities	51,325	47,645
Purchases of property, plant and equipment	(6,717)	(12,566)
Acquisitions, net of cash acquired	—	(575)
Other investments	(3,000)	—
Purchases of intangible assets	(4,048)	—
Proceeds from sales of property, plant and equipment and assets held for sale	19	335
Net cash provided by investing activities	222,512	31,601
Financing activities:
Proceeds from issuance of common stock	4,502	813
Repurchase of common stock	(53,956)	(26,068)
Payment of cash dividend	(408,206)	—
Distribution to controlling interest	(5,039)	—
Excess tax benefit from the exercise of stock options	469	57
Shares repurchased for tax withholdings on vesting of restricted stock	(3,636)	970
Net cash used in financing activities	(465,866)	(24,228)
Effect of foreign exchange rate changes on cash and cash equivalents	(62)	(263)
Net increase in cash and cash equivalents	(176,407)	102,902
Cash and cash equivalents at beginning of period	492,600	551,512
Cash and cash equivalents at end of period	$316,193	$654,414

Supplemental disclosure:
Cash paid for income taxes	$11,734	$13,047
Cash paid for interest	$1	$36
See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation
Unaudited Interim Financial Statements
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and with Securities and Exchange Commission (“SEC”) rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with GAAP to be condensed or omitted. In our opinion, these condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 28, 2012 and include all adjustments necessary for fair presentation. The accompanying condensed consolidated financial statements should be read in conjunction with our condensed consolidated financial statements for the fiscal year ended September 28, 2012, which are included in our Annual Report on Form 10-K filed with the SEC.
The results for the fiscal quarter ended December 28, 2012 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 27, 2013.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended December 28, 2012 and December 30, 2011. Our fiscal year ending September 27, 2013 (fiscal 2013) consists of 52 weeks and our fiscal year ended September 28, 2012 (fiscal 2012) consisted of 52 weeks.
Reclassifications
Beginning in the first quarter of fiscal 2013, we have recorded settlements from implementation licensees as licensing revenue rather than as an offset to sales and marketing expense. In order to conform to the current period's presentation, we have reclassified these settlements for the prior periods presented within our condensed consolidated statements of operations. For the fiscal quarters ended December 28, 2012 and December 30, 2011, licensing revenue now includes amounts recognized under settlement agreements of $6.6 million and $0.8 million, respectively. The reclassification did not impact our previously reported operating income, operating cash flows, net income, or earnings per share.
In addition to the reclassification mentioned above, we have reclassified certain prior period amounts within our condensed consolidated financial and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, operating cash flows, or net income.
2.  Summary of Significant Accounting Policies
Recently Issued Accounting Standards
In June 2011 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”). This new accounting standard: (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, (2) requires the consecutive presentation of the statement of net income and other comprehensive income, and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, with early adoption permitted. In December 2011 the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update temporarily defers the effective date of the requirement for presentation of reclassification adjustments, as described above. ASU 2011-05 is effective for our fiscal year beginning September 29, 2012. As this new standard only requires enhanced disclosure, the adoption of ASU 2011-05 will result only in changes in our financial statement presentation and will not impact our financial position or results of operations.
In December 2011, the FASB issued guidance to amend the disclosure requirements regarding the offsetting of assets and liabilities related to financial and derivative instruments. This new guidance requires an entity to disclose quantitative information in a tabular format about offsetting and related arrangements for recognized financial and derivative instruments to enable the users of its financial statements to evaluate the effect of those netting arrangements on its financial position. This new guidance, which is to be applied on a retrospective basis, will become effective for entities with annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Thus, the effective date of this amended guidance will commence in the first quarter of fiscal 2014. We are currently evaluating the impact of this new guidance on our presentation of our derivative and financial instruments on our consolidated financial statements.
There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

3.  Composition of Certain Financial Statement Captions
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consist of the following:

	December 28, 2012	September 28, 2012
	(in thousands)
Cash and cash equivalents:
Cash	$288,558	$468,622
Cash equivalents:
Money market funds	9,241	17,090
U.S. agency securities	16,393	—
Commercial paper	1,000	4,885
Corporate bonds	1,001	—
Municipal debt securities	—	2,003
Total cash and cash equivalents	316,193	492,600
Short-term investments:
U.S. agency securities	2,003	3,999
Commercial paper	7,050	19,414
Corporate bonds	51,871	107,243
Municipal debt securities	57,757	172,037
Total short-term investments	118,681	302,693
Long-term investments (1):
U.S. agency securities	38,015	21,013
Commercial paper	2,974	—
Corporate bonds	104,128	112,993
Municipal debt securities	160,160	227,608
Other long-term investments (2)	3,000	—
Total long-term investments	308,277	361,614
Total cash, cash equivalents and investments	$743,151	$1,156,907

(1)	Our long-term investments have maturities that range from one to three years.

(2)
Other long-term investments include a $3.0 million investment made in the first quarter of fiscal 2013, which we have accounted for under the cost method of accounting, for which there were no indicators of potential impairment at December 28, 2012.

Our investment portfolio, which is recorded as cash equivalents, short-term investments, and long-term investments, consists of the following:

	December 28, 2012
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Money market funds	$9,241	$—	$—	$9,241
U.S. agency securities	56,403	10	(2)	56,411
Commercial paper	11,024	—	—	11,024
Corporate bonds	156,637	443	(80)	157,000
Municipal debt securities	217,715	323	(121)	217,917
Cash equivalents and investments	$451,020	$776	$(203)	$451,593

	September 28, 2012
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Money market funds	$17,090	$—	$—	$17,090
U.S. agency securities	24,997	18	(3)	25,012
Commercial paper	24,299	—	—	24,299
Corporate bonds	219,265	990	(19)	220,236
Municipal debt securities	400,958	728	(38)	401,648
Cash equivalents and investments	$686,609	$1,736	$(60)	$688,285
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
The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position:

	December 28, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$26,401	$(2)	$—	$—	$26,401	$(2)
Corporate bonds	53,111	(80)	—	—	53,111	(80)
Municipal debt securities	81,193	(121)	—	—	81,193	(121)
Total	$160,705	$(203)	$—	$—	$160,705	$(203)

	September 28, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$6,999	$(3)	$—	$—	$6,999	$(3)
Corporate bonds	25,277	(19)	—	—	25,277	(19)
Municipal debt securities	87,705	(37)	5,565	(1)	93,270	(38)
Total	$119,981	$(59)	$5,565	$(1)	$125,546	$(60)

The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of December 28, 2012, we had certain securities that were in an unrealized loss position. We do not intend to sell, nor will we need to sell, these securities before we recover the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at December 28, 2012 or September 28, 2012 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
The following table summarizes the amortized cost and estimated fair value of short-term and long-term available-for-sale investments based on stated maturities as of December 28, 2012 and September 28, 2012:

	December 28, 2012		September 28, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Due within 1 year	$118,494	$118,681	$302,154	$302,693
Due in 1 to 2 years	167,779	168,010	209,302	209,871
Due in 2 to 3 years	$137,112	$137,267	$151,174	$151,743
Total	$423,385	$423,958	$662,630	$664,307
Accounts Receivable
Accounts receivable consists of the following:

	December 28, 2012	September 28, 2012
	(in thousands)
Trade accounts receivable	$50,172	$43,565
Accounts receivable related to patent administration program	2,324	886
Accounts receivable, gross	52,496	44,451
Less: allowance for doubtful accounts	(699)	(956)
Accounts receivable, net	$51,797	$43,495
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 28, 2012	September 28, 2012
	(in thousands)
Raw materials	$3,933	$4,403
Finished goods	17,090	12,297
Inventories	$21,023	$16,700

We have included $4.7 million and $6.5 million of raw materials inventory within other non-current assets in our condensed consolidated balance sheets as of December 28, 2012 and September 28, 2012, respectively. This inventory was purchased in bulk in fiscal 2012 to obtain a significant volume discount, and is expected to be consumed over a period that exceeds 12 months. We have reviewed anticipated consumption rates of this inventory and do not believe there to be material risk of obsolescence prior to the ultimate sale of the inventory. As a result, no valuation reserve has been recorded as of December 28, 2012.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 28, 2012	September 28, 2012
	(in thousands)
Prepaid assets	$13,884	$14,955
Other current assets	9,358	13,165
Income tax receivable	4,961	5,712
Prepaid expenses and other current assets	$28,203	$33,832

Property, Plant and Equipment
Property, plant and equipment are recorded at cost and consist of the following:

	December 28, 2012	September 28, 2012
	(in thousands)
Land	$48,219	$48,227
Buildings	33,582	27,266
Leasehold improvements	64,467	68,352
Machinery and equipment	33,363	29,070
Computer systems and software	87,527	86,266
Furniture and fixtures	13,359	13,158
Construction in progress	80,460	79,965
	360,977	352,304
Less: accumulated depreciation	(106,616)	(97,628)
Property, plant and equipment, net	$254,361	$254,676
Depreciation expense for our property, plant and equipment is included in cost of products, cost of services, research and development expenses, sales and marketing expenses, and general and administrative expenses in our condensed consolidated statements of operations.
Goodwill and Intangible Assets
The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 28, 2012	$281,375
Translation adjustments	388
Balance at December 28, 2012	$281,763
Intangible assets consist of the following:

	December 28, 2012			September 28, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:	(in thousands)
Acquired patents and technology	$79,631	$(42,886)	$36,745	$79,213	$(40,071)	$39,142
Customer relationships	30,693	(17,195)	13,498	30,679	(16,386)	14,293
Other intangibles	20,943	(18,273)	2,670	20,925	(17,834)	3,091
Total	$131,267	$(78,354)	$52,913	$130,817	$(74,291)	$56,526
Amortization expense for our intangible assets is included in cost of licensing, cost of products, and sales and marketing expenses in our condensed consolidated statements of operations.

As of December 28, 2012, our expected amortization expense in future periods is as follows:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2013	$11,614
2014	13,473
2015	11,017
2016	8,848
2017	5,736
Thereafter	2,225
Total	$52,913
Accrued Liabilities
Accrued liabilities consist of the following:

	December 28, 2012	September 28, 2012
	(in thousands)
Accrued royalties	$2,432	$2,391
Amounts payable to joint licensing program partners	33,329	35,492
Accrued compensation and benefits	32,439	47,331
Accrued professional fees	5,267	4,893
Other accrued liabilities	25,552	25,985
Accrued liabilities	$99,019	$116,092
Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	December 28, 2012	September 28, 2012
	(in thousands)
Supplemental retirement plan obligations	$1,964	$2,042
Non-current tax liabilities	19,917	20,862
Other liabilities	18,197	16,933
Other non-current liabilities	$40,078	$39,837
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

Level 1:	Quoted prices in active markets at the measurement date for identical assets and liabilities.

Level 2:	Prices may be based upon quoted prices in active markets or inputs not quoted on active markets but are corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities carried at fair value are classified below:

	December 28, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$2,061	$—	$—	$2,061
Money market funds (2)	9,241	—	—	9,241
Commercial paper (2), (3)	—	11,024	—	11,024
Corporate bonds (2), (3)	—	157,000	—	157,000
Municipal debt securities (3)	—	217,917	—	217,917
U.S. agency securities (2), (3)	56,411	—	—	56,411
Total	$67,713	$385,941	$—	$453,654

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.

(2)	These assets are included within cash and cash equivalents.

(3)	These assets are included within short-term investments and within long-term investments.

	December 28, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$2,061	$—	$—	$2,061
Total	$2,061	$—	$—	$2,061

(1)	These liabilities are included within accrued liabilities and within other non-current liabilities.

	September 28, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$2,140	$—	$—	$2,140
Money market funds (2)	17,090	—	—	17,090
Commercial paper (2), (3)	—	24,299	—	24,299
Corporate bonds (3)	—	220,236	—	220,236
Municipal debt securities (2), (3)	—	401,648	—	401,648
U.S. agency securities (3)	25,012	—	—	25,012
Total	$44,242	$646,183	$—	$690,425

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.

(2)	These assets are included within cash and cash equivalents.

(3)	These assets are included within short-term investments and within long-term investments.

	September 28, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$2,140	$—	$—	$2,140
Total	$2,140	$—	$—	$2,140

(1)	These liabilities are included within accrued liabilities and within other non-current liabilities.
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
We did not own any Level 3 financial assets or liabilities as of December 28, 2012 or September 28, 2012.
5.  Stockholders’ Equity and Stock-Based Compensation
We have adopted compensation plans that provide stock-based awards as a form of compensation for employees, officers, and directors. We have issued stock-based awards in the form of stock options, restricted stock units, and stock appreciation rights under our equity incentive plans, as well as shares under our Employee Stock Purchase Plan (“ESPP”). We recognize stock-based compensation expense net of estimated forfeitures.
Stock-based compensation expense recorded in our condensed consolidated statements of operations was as follows:

	Fiscal Quarter Ended
	December 28, 2012 (2)	December 30, 2011 (2)
	(in thousands)
Stock-based compensation:
Stock options (1)	$8,309	$6,058
Restricted stock units	8,340	5,264
Employee stock purchase plan	1,055	82
Stock appreciation rights	—	35
Total stock-based compensation	17,704	11,439
Benefit from income taxes	(5,413)	(3,669)
Total stock-based compensation, net of tax	$12,291	$7,770

(1)	Expense excludes $0.2 million in the first quarter of fiscal 2012 related to stock-based compensation which was capitalized to property, plant and equipment.

(2)
We also recognized $0.1 million and $0.1 million in the first quarter of fiscal 2013 and 2012, respectively, of tax benefit from certain exercises of incentive stock options and shares issued under our ESPP, which is not included in the table above.

	Fiscal Quarter Ended
	December 28, 2012	December 30, 2011
	(in thousands)
Stock-based compensation expense was classified as follows:
Cost of products	$248	$166
Cost of services	151	56
Research and development	4,887	2,664
Sales and marketing	5,991	3,715
General and administrative	6,427	4,838
Total stock-based compensation expense	$17,704	$11,439
At December 28, 2012, total unrecorded stock-based compensation expense associated with employee stock options expected to vest was approximately $50.9 million, which is expected to be recognized over a weighted-average period of 3.2 years. At December 28, 2012, total unrecorded stock-based compensation expense associated with restricted stock units expected to vest was approximately $93.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The following table summarizes information about stock options issued to officers, directors, and employees under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 28, 2012	4,622	$32.50
Grants (1)	2,228	30.14
Exercises	(87)	14.87		$1,605
Forfeitures and cancellations	(123)	44.89
Options outstanding at December 28, 2012	6,640	29.54	8.0	9,650
Options vested and expected to vest at December 28, 2012	6,369	29.48	8.0	9,564
Options exercisable at December 28, 2012	2,428	27.70	5.7	8,270

(1)	Includes the additional options granted in connection with the equity award modification.
Aggregate intrinsic value is based on the closing price of our common stock on December 28, 2012 of $28.98 and excludes the impact of stock options that were not in-the-money.

 We use the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Quarter Ended
	December 28, 2012	December 30, 2011
Expected life (in years)	4.37	4.53
Risk-free interest rate	0.5%	0.8%
Expected stock price volatility	40.6%	44.5%
Dividend yield	—	—

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2005 Stock Plan:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at September 28, 2012	2,572	$37.98
Granted	951	30.57
Vested	(296)	39.20
Forfeitures	(47)	38.65
Non-vested at December 28, 2012	3,180	35.64

Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of up to $250.0 million of our Class A common stock. Our Board of Directors approved an additional $300.0 million for our stock repurchase program in July 2010, $250.0 million in July 2011, and an additional $100.0 million in February 2012, for a total authorization of up to $900.0 million in stock repurchases. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation programs, and other market conditions. We may limit, suspend, or terminate the stock repurchase program at any time without prior notice. This program does not have a specified expiration date. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of December 28, 2012, the remaining authorization to purchase additional shares is $144.3 million.

Stock repurchase activity under the stock repurchase program during the first quarter of fiscal 2013 is summarized as follows:

	Shares Repurchased	Cost (in thousands) (1)	Average Price Paid per Share (2)
Repurchase activity for the fiscal quarter ended December 28, 2012	1,674,648	$53,956	$32.20
Total	1,674,648	$53,956

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Excludes commission costs.
Equity Award Modification

On December 11, 2012, we announced the declaration by our Board of Directors of a one-time special dividend in the amount of $4.00 per share on our Class A and Class B Common Stock. Payment of the special dividend was made on December 27, 2012 to eligible stockholders, which represented all stockholders of record as of the close of business on December 21, 2012 (the "Record Date"). Based on the 102,051,386 shares of Class A and Class B Common Stock outstanding as of the record date, the total special dividend payment was $408.2 million.

In connection with the declaration of this special dividend, we adjusted the number and exercise price of certain eligible outstanding stock options and stock appreciation rights granted under our 2005 Stock Plan in a manner intended to preserve the pre-cash dividend economic value of these awards. Eligible awards include stock options and stock appreciation rights that were granted prior to December 2012 and were outstanding as of the day following the record date, with the exception of stock options held by employees in Australia which were not adjusted due to tax considerations. The modification of these existing awards at the time of the dividend declaration date resulted in a total net incremental charge to compensation expense of approximately $7.9 million, of which approximately $3.1 million was recognized in the first quarter of fiscal 2013. This incremental charge is being recognized over the vesting periods of the original awards, determined on a grant-by-grant basis, based on the extent to which the awards were vested as of the date of modification. The incremental charge related to all fully-vested awards as of the modification date was recognized in the first quarter of fiscal 2013. The vesting period for those awards not fully-vested at the time of modification range from one to four years.

Additionally, all outstanding RSUs under the 2005 Stock Plan that were unvested on the day following the record date, including RSUs that were granted on the record date, were modified to allow for the granting of a dividend equivalent (as such term is defined in the 2005 Stock Plan) with respect to each share of our Class A Common Stock underlying the unvested RSU. The dividend equivalent was payable in cash in a per share amount equal to the per share cash dividend on the same date that the related underlying restricted stock unit shares vest. The granting of the dividend equivalent for all outstanding RSUs resulted in a total net incremental charge to compensation expense of approximately $11.9 million, of which approximately less than $0.1 million was recognized in the first quarter of fiscal 2013. This incremental charge is being recognized over the remaining vesting periods of the RSUs at the date of modification, determined on a grant-by-grant basis. These vesting periods range from one to four years beginning on the first anniversary of the grant.

6.  Earnings Per Share
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
The following table sets forth the computation of basic and diluted earnings per share attributable to Dolby Laboratories, Inc.:

	Fiscal Quarter End
	December 28, 2012	December 30, 2011

Numerator:
Net income attributable to Dolby Laboratories, Inc.	$51,349	$73,159
Denominator:
Weighted-average shares outstanding—basic	102,361	108,884
Potential common shares from options to purchase Class A and Class B common stock	326	382
Potential common shares from restricted stock units	836	177
Weighted-average shares outstanding—diluted	103,523	109,443
Net income per share attributable to Dolby Laboratories, Inc.—basic	$0.50	$0.67
Net income per share attributable to Dolby Laboratories, Inc.—diluted	$0.50	$0.67
Antidilutive options excluded from calculation	5,178	6,698
Antidilutive restricted stock units excluded from calculation	1,327	1,305

7.  Income Taxes
Our effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate was 25% and 29% for the first quarters of fiscal 2013 and fiscal 2012, respectively. Our effective tax rate for the first quarter of fiscal 2013 was lower than the first quarter of fiscal 2012 primarily due to recognized tax benefits from the expired statute of limitation on some uncertain tax positions.
As of December 28, 2012, the total amount of gross unrecognized tax benefits was $16.4 million, of which $11.1 million, if recognized, would reduce our effective tax rate. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our condensed consolidated balance sheets.
Withholding Tax.    We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities. We reduce our income tax provision for withholding taxes in various jurisdictions for allowable foreign tax credits. Withholding tax remittances were $9.4 million and $11.3 million in the fiscal quarters ended December 28, 2012 and December 30, 2011, respectively.

8.  Legal Proceedings
We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights, commercial employment, and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss. There has not been a material change in the status of legal proceedings since our fiscal year ended September 28, 2012.

9.  Commitments and Contingencies
The following table presents a summary of our contractual obligations and commitments as of December 28, 2012:

	Payments Due By Fiscal Period
	Remainder of Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter	Total
	(in thousands)
Naming rights (1)	$—	$7,341	$7,432	$7,525	$7,619	$126,414	$156,331
Operating leases (2)	10,725	11,167	7,995	6,055	4,326	5,655	45,923
Purchase obligations (3)	3,860	957	355	—	—	—	5,172
Total	$14,585	$19,465	$15,782	$13,580	$11,945	$132,069	$207,426

(1)
In April 2012, we entered into an agreement for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. The term of the agreement is 20 years, over which we will make payments on a semi-annual basis with the exception of fiscal 2013 when no payments are due. Our payment obligations are conditioned in part on the Academy Awards® being held and broadcast from the Dolby Theatre.

(2)
Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries, for non-cancelable operating leases of office space as of December 28, 2012.

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
Looking forward, we see a number of industry trends that create opportunities for the continued growth of our audio business, including the ongoing global transition from analog to digital television and consumers’ increasing use of mobile devices, such as tablets and smartphones, to play back digital content. Our portfolio of technologies and solutions optimize the audio experience for mobile devices to provide consumers with a rich, clear, and immersive sound, despite the bandwidth limitations of online and cellular networks and the physical limitations of devices with small speakers.
In 2012, we announced Dolby Atmos, a new audio platform for cinema that delivers a more natural and realistic sound field. Since then, numerous movie titles have been released or announced in Dolby format from major studios such as Disney, Twentieth Century Fox, and Warner Bros.
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

Business Model
We generate the majority of our revenue by licensing technologies to original equipment manufacturers (“OEM”) of consumer entertainment (“CE”) products and to software vendors. We also generate revenue by selling products and related services to creators, distributors and exhibitors of entertainment content.

We participate in the global entertainment industry in several important ways:

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

•
We work directly with standards-setting organizations in the entertainment and technology industries, as well as governments and other regulatory bodies, to promote adoption of our technologies in their standards. As a result, our technologies are included in the majority of worldwide TV shipments to support digital TV standards around the world. Our technologies are also included in virtually all DVD players, Blu-ray Disc players, audio/video receivers, and personal computer (“PC”) DVD software players.

We license our technologies to OEMs and software vendors in 49 countries, and our licensees distribute products incorporating our technologies throughout the world. We sell our products and services in over 80 countries. In the first quarter of fiscal 2013 and first quarter of fiscal 2012, revenue from outside of the U.S. represented 68% and 69% of our total revenue, respectively. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed.
Opportunities, Challenges, and Risks
Our licensing and product markets are characterized by rapid technological changes, new and improved product features and performance, changing customer demands, evolving industry standards, changing licensee needs, and product life cycles that can result in obsolescence. We believe that these changes present us with opportunities to provide realistic and immersive audio experiences to consumers through new and emerging delivery channels. However, as described below, our licensing revenue is subject to uncertainties and trends relating to technology and market growth, as well as the mix of CE products sold that incorporate our technologies. Our licensing business also could be affected by adverse general economic conditions, because many of the products in which our technologies are incorporated are discretionary goods. Furthermore, our products business is subject to intense competition and uncertainties relating to the transition to digital cinema and purchasing decisions by our cinema customers.
Licensing
Licensing revenue constitutes the majority of our total revenue, representing 86% of total revenue in both the first quarter of fiscal 2013 and the first quarter of fiscal 2012.
The entertainment industry is continually in transition. As consumers are presented with more options for receiving entertainment content, competition across the delivery channels has intensified. We see this reflected in the changing composition of our licensing revenue, driven by a shift away from optical disc based products. Our optical disc-based revenue is generated from the licensing of technologies that enable DVD or Blu-ray Disc playback, including the licensing of such technologies in the Microsoft Windows operating system, independent PC DVD software players, and consumer DVD and Blu-ray Disc players. However, most of these products can also receive content over mobile or online networks and we have increased our technology penetration into these other distribution channels. Non-optical disc based revenue is generated from the sale of technology solutions other than those used to enable DVD or Blu-ray Disc playback. Non-optical disc based revenue includes licensing revenue derived from products such as TVs, set-top boxes, and mobile devices, as well as from the incorporation of our post processing technologies in a range of devices. We remain focused on delivering the products, tools, and technologies needed to ensure a high quality audio experience from any device.
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
Our licensing revenue comes from the following markets and primarily from the inclusion of our technologies in the products indicated for each market:

•	Broadcast market: primarily televisions and set-top boxes

•	PC market: primarily DVD software players and Microsoft Windows operating systems

•	CE market: primarily DVD and Blu-ray Disc players and recorders, audio/video receivers, and home-theater-in-a-box systems

•	Mobile – primarily smartphones, tablets and other mobile devices

•	Other markets:

◦	Gaming – primarily video game consoles

◦	Licensing services – primarily administration of joint licensing programs

◦	Automotive – primarily in-car DVD players
The growth of the Internet, and the related shift by consumers toward online entertainment content, has resulted in a global trend toward an array of online content streaming and download services. Today content is captured, delivered, and played back in more ways than ever before. Content creators and distributors are increasingly focused on delivering content across a multitude of media and devices with varying bandwidth and performance requirements, including PCs, connected TVs, set-top boxes, gaming consoles, connected Blu-ray Disc players, and a variety of mobile devices. Many of these mobile devices are increasingly designed to capture and distribute content through improved camera and WiFi technologies, as well as to play back rich entertainment experiences. This increasingly complex array of devices, with capability for both creating and playing back content, presents a challenge for content creators and device manufacturers seeking consistent audio quality. We believe this challenge provides an opportunity similar to that of digital broadcast, whereby we can provide solutions to optimize the audio experience across the online and portable device markets.
In the area of content creation and delivery, our technologies are included in DVD, Blu-ray Disc, and certain broadcast standards, and we are working to extend our technologies to online delivery services. Online content aggregators, including Netflix, Amazon, VUDU, Apple, HBO GO, Samsung’s Acetrax, and the Roxio Now platform, use our technologies to encode video and audio content. Leading music services such as Rhapsody and Omnifone use our audio encoding tools to deliver a rich music experience to their subscribers. In the second quarter of fiscal 2012, HBO adopted Dolby Digital Plus in its HBO GO content for select connected TVs. HBO now offers Dolby Digital Plus in its HBO GO service for content delivered to certain TV's and gaming consoles. In addition, Samsung now offers Dolby Digital Plus surround sound audio through the Acetrax Video on Demand application.
Our broadcast market, driven by demand for our technologies in televisions and set-top boxes, represented approximately 33% and 31% of our licensing revenue in the first quarter of fiscal 2013 and first quarter of fiscal 2012, respectively. Dolby technology was included in a higher percentage of televisions and set-top boxes in the first fiscal quarter of 2013, which drove increased revenue relative to the same period in the prior year. We see opportunities in working with specific operators and standards bodies across emerging markets to adopt our multichannel formats. Given the percentage of the world's population that lives in countries in emerging markets and the number of televisions and set-top boxes sold in such markets, we believe that these markets present significant opportunities for growth. While there is no guarantee that the countries in the emerging markets will convert to digital television, we believe we are well positioned to benefit from such transition if it occurs. Broadcast services, such as terrestrial broadcast or IPTV services that operate under bandwidth constraints, represent another area of opportunity for Dolby technologies, which enable the delivery of high quality audio content at reduced bit rates, thereby conserving bandwidth. We may not, however, be able to extend our current success in the broadcast market to these new opportunities.
Our PC market represented approximately 29% of our licensing revenue in both the first quarter of fiscal 2013 and first quarter of fiscal 2012. Our technologies are incorporated in the majority of PCs sold today, primarily because of the inclusion of DVD and Blu-ray Disc playback in the majority of PCs and the inclusion of Dolby technologies in the DVD and Blu-ray Disc standards.
Historically, we have licensed our technologies to a range of PC licensees, including independent software vendors (“ISV”), PC OEMs, and operating system providers. The release of new versions of major PC operating systems has often resulted in changes in the mix of our PC licensees. In 2007, Microsoft released its Windows Vista operating system, which included our technologies to enable DVD audio playback in two of its editions. In fiscal 2009, Microsoft released its Windows 7 operating system, which included our technologies within four editions. As a result, since 2007 the mix of our PC licensing revenue from operating systems has increased relative to that from OEMs and ISVs. We currently license our audio codec technologies directly to OEMs such as Apple, Toshiba, and Sony to support optical disc playback on PCs, and we license our PC Entertainment Experience (“PCEE”) technologies to multiple PC OEMs through our PCEE licensing program.

In May 2012, we entered into an agreement with Microsoft under which Dolby Digital Plus 5.1 channel decoding and Dolby Digital two-channel encoding are included in all PCs and tablets licensed to run the Windows 8 operating system. Under the arrangement, OEMs generally are required to directly license and pay us a base royalty rate for the right to use the Dolby technologies included in Windows 8 installed on the PCs they produce for online and file-based content. OEMs are required to pay a higher per-unit royalty for Windows 8 PCs that also include optical disc playback functionality, which is implemented by ISV applications. This higher rate is comparable to the rates paid historically for the inclusion of Dolby disc playback software in the PC market. In the near term, we expect the majority of PCs to continue to ship with optical disc drives and to include optical disc playback functionality.

We believe that the Microsoft Windows 8 arrangement provides a simple and consistent way for OEMs to enable playback with our technologies of content delivered by online services and video in local files on the device. In the current quarter, we began generating revenue from the Windows 8 arrangement, while Microsoft continues to license its Windows 7 operating systems with our technologies. The impact on our licensing revenue from the transition to Windows 8 will depend on several factors, including:

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
In the short term, revenue from our PC market remains dependent on several factors, including underlying PC unit shipment growth and the extent to which our technologies are included in operating systems and ISV media applications. We continue to face risks relating to:

•	Purchasing trends away from traditional PCs and toward alternative devices without optical disc drives, such as ultrabooks and tablets, which may not include our technologies;

•	The prevalence of PC software that includes our technologies on an unauthorized and infringing basis, for which we receive no royalty payments; and

•	Continued decreasing inclusion of ISV media applications by PC OEMs in their Windows 7-based PCs, as Windows 7 already incorporates DVD playback software.
Our CE market, driven primarily by revenue attributable to Blu-ray Disc and DVD players and recorders, represented approximately 17% and 20% of licensing revenue in the first quarter of fiscal 2013 and first quarter of fiscal 2012, respectively. Sales of DVD players are declining as a result of the maturity of the DVD platform and a shift to Blu-ray players and other connected devices capable of delivering content. The decline in DVD revenue is only partly offset by revenue from Blu-ray players which have been adversely impacted by the popularity of other connected devices. At the same time, royalties on Blu-ray players have declined as licensees have migrated to products with lower average selling prices. Revenue from other home theater devices categorized in our CE market remained relatively unchanged from the first quarter of fiscal 2012.
Our Mobile market represented approximately 11% and 8% of our licensing revenue in the first quarter of fiscal 2013 and first quarter of fiscal 2012, respectively. Mobile revenue is largely driven by sales of smartphones and tablet devices that incorporate our technologies. Our growth in this market is dependent not only on the underlying growth of the mobile device market as a whole, but also on the success of the mobile devices incorporating our technologies. Under our arrangement entered into with Microsoft in May 2012 as noted above, OEMs generally are required to directly license and pay us a base royalty rate for the right to use the Dolby technologies included in Windows 8 installed on the tablets they produce for online and file-based content.
Revenue generated from our other markets stem from gaming, automotive and licensing services, and represented approximately 10% and 12% of licensing revenue in the first quarter of fiscal 2013 and first quarter of fiscal 2012, respectively. Revenue attributable to gaming and automotive is primarily driven by sales of video game consoles and in-car entertainment systems, respectively, that incorporate our Dolby Digital, Dolby Digital Plus, AAC, and Dolby TrueHD technologies. Licensing services revenue, from administration of joint licensing programs, is primarily driven by demand for standards-based audio compression technologies for broadcast, PC, CE, and mobile products.
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
Revenue from Microsoft represented approximately 12% and 14% of our total revenue in the first quarter of fiscal 2013 and first quarter of fiscal 2012, respectively, and included licensing revenue from our PC, CE, and other markets. Additionally, revenue from Samsung represented approximately 11% of our total revenue in the first quarter of fiscal 2013, and included licensing revenue from our PC, CE, mobile, and other markets.
Products
Products revenue is driven primarily by sales of equipment to cinema operators and broadcasters and represented 11% of our total revenue in both the first quarter of fiscal 2013 and first quarter of fiscal 2012.
Our cinema products represented approximately 87% and 84% of total products revenue in the first quarter of fiscal 2013 and first quarter of fiscal 2012, respectively. Sales of our cinema products tend to fluctuate based on the underlying trends in the cinema industry, including the popularity of individual movies, as cinema owners often purchase equipment to meet expected box office demand.
Our recently introduced Dolby Atmos enhances the cinema experience through the use of a hybrid approach that combines multi-channel audio with discrete audio objects. This approach provides more flexibility and control for sound designers and mixers to deliver a more natural and realistic sound environment.
The cinema industry is transitioning from traditional film to digital cinema, and we estimate that the industry is more than halfway through this transition. Digital cinema offers motion picture studios a means to save costs in printing and distributing movies, combat piracy, and enable repeated movie playback without degradation in image and audio quality. Our cinema products include our Dolby Digital Cinema Integrated Media Block, screen server and central library server, for the storage and playback of digital content, and our digital audio processor, which provides audio control for our digital cinema servers. We expect that most cinema owners who are either constructing new theaters or upgrading existing theaters will choose digital cinema products over traditional film cinema products. However, our competitive position in the digital cinema market is not as strong as our position in the traditional film cinema market. For example, digital cinema specifications are based on open standards which, unlike traditional cinema standards, do not include our proprietary audio technologies. Furthermore, we are facing more pricing and other competitive pressures for our digital cinema products than we experience for our traditional film cinema products.
Digital cinema standards are defined by the Digital Cinema Initiative (“DCI”) specifications, and we have developed software for our currently available digital cinema server that is DCI compliant. This software was made commercially available during fiscal 2012.
Our digital 3D products provide 3D image capabilities when combined with a digital cinema projector and server. Our cinema products revenue has been negatively impacted by declines in unit shipments and lower selling prices for 3D products, as the market for 3D cinema equipment has become increasingly competitive. We also believe the decrease in revenue from our 3D products reflects a higher saturation of 3D enabled screens within the cinema industry.
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
Our broadcast products represented approximately 9% and 13% of total products revenue in the first quarter of fiscal 2013 and first quarter of fiscal 2012, respectively. Our broadcast products are used to encode, transmit, and decode multiple channels of high quality audio content for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming.
Services
Services revenue represented approximately 3% of our total revenue in both the first quarter of fiscal 2013 and first quarter of fiscal 2012. The level of our services revenue is primarily tied to activity in the cinema industry, and has been adversely impacted by the industry's transition from film to digital-based production. Services are also dependent upon the volume of film production by studios and independent filmmakers. Several factors influence the number of movies produced in a given fiscal period, including strikes and work stoppages within the cinema industry, as well as tax incentive arrangements provided by many governments to promote local filmmaking. Services revenue is also impacted by the transition to digital cinema in some regions.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. GAAP and SEC rules and regulations require us to use accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements, and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy or estimate to be critical if it is both important to a company’s financial condition and/or results of operations and requires significant judgment on the part of management in its application. On a regular basis, we evaluate our assumptions, judgments, and estimates. We have discussed the selection and development of our critical accounting policies and estimates with the Audit Committee of our Board of Directors. The Audit Committee has reviewed our related disclosures of these in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from these estimates. There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.
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
Our revenue arrangements may include multiple elements, such as hardware, software, maintenance, and other services. We evaluate each element in a multiple element (“ME”) arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is both probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement fees are allocated to a combined single unit.
If the unit separation criteria are met, we account for each element within a ME arrangement (such as hardware, software, maintenance, and other services) separately, and we allocate fees from the arrangement based on its relative selling price, which we establish using a selling price hierarchy. We determine the selling price of each element based on its vendor specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available.
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

Revenue recognition for transactions which involve software, such as fees we earn from certain system licensees, requires judgment, including whether a software arrangement includes multiple elements, and if so, whether VSOE of fair value exists for those elements. For some of our ME arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial software. These elements may include support and maintenance. The fair values of these elements are recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the software. If we do not have VSOE of fair value for any undelivered element included in these ME arrangements for software, we defer revenue until all elements are delivered and/or services have been performed, or until we have VSOE of fair value for all remaining undelivered elements. If the undelivered element is support and we do not have fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period.
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
Goodwill, Intangible Assets, and Long-Lived Assets
We perform our annual goodwill impairment test during the third quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying amount may be impaired.
In performing our annual goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill test. We consider events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit's net assets and changes in the price of our common stock. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed.
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
We completed our annual goodwill impairment assessment in the fiscal quarter ended June 29, 2012. At the time of our annual goodwill impairment test for fiscal 2012, we had two reporting units: Via, which corresponds to our wholly owned subsidiary and has no assigned goodwill, and Dolby Entertainment Technology ("DET"), with goodwill of $263.5 million. We determined, after performing a qualitative review and assessing the totality of the events and circumstances described above, that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount. Accordingly there was no indication of impairment and the two-step goodwill impairment test was not performed. We did not recognize any goodwill impairment losses in the first quarter of fiscal 2013, fiscal 2012, or fiscal 2011.
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
Stock-Based Compensation
We determine the expense for all employee stock-based compensation awards by estimating their fair value and recognizing that value as an expense, on a ratable basis, in our condensed consolidated financial statements over the requisite service period in which our employees earn the awards. We use the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of the grant. To determine the fair value of a stock-based award using the Black-Scholes option pricing model, we make assumptions regarding the expected term of the award, the expected future volatility of our stock price over the expected term of the award, and the risk-free interest rate over the expected term of the award. We estimate the expected term of our stock-based awards by evaluating historical exercise patterns of our employees. We use a blend of the historical volatility of our common stock and the implied volatility of our traded options as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. We reduce the stock-based compensation expense for estimated forfeitures based on our historical experience. We are required to estimate forfeitures at the time of the grant and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimate.

Recently Issued Accounting Standards
There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our condensed consolidated financial statements.
Results of Operations
Revenue

	Fiscal Quarter Ended		Change
	December 28, 2012	December 30, 2011	$	%
	($ in thousands)
Licensing	$204,876	$200,424	$4,452	2%
Percentage of total revenue	86%	86%
Products	25,498	26,400	(902)	(3)%
Percentage of total revenue	11%	11%
Services	6,228	7,354	(1,126)	(15)%
Percentage of total revenue	3%	3%
Total revenue	$236,602	$234,178	$2,424	1%
Licensing. The 2% increase in licensing revenue from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 was primarily driven by increases in our broadcast and mobile markets, partially offset by decreases in our CE and other markets.  The increase in our broadcast and mobile markets was primarily driven by higher shipments of products that incorporate our technologies along with higher settlements from implementation licensees. Beginning in the first quarter of fiscal 2013, we have classified settlements from implementation licensees as revenue rather than an offset to sales and marketing expenses. For additional details on the change in classification, see Note 1 “Basis of Presentation” to our condensed consolidated financial statements. The decrease in our CE market was primarily attributable to declines in sales of DVD and Blu-ray Disc devices, while the decrease in our other markets was primarily attributable to declines in sales of video game consoles that incorporate our technologies.
Products. The 3% decrease in products revenue from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 was primarily driven by decreases in our film-based cinema products. The decrease in revenue from broadcast products was primarily driven by our customers' ongoing transition to software licensing solutions and to a lesser extent, lower average selling prices as a result of increased competition. The decrease in revenue from film-based products was primarily due to lower shipments, as more exhibitors converted to digital cinema, and to a lesser extent lower pricing.
Services. The 15% decrease in services revenue from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 was attributable primarily to decreases in film-based production services. This decrease was partially offset by an increase in maintenance and support services.

Gross Margin

	Fiscal Quarter Ended
	December 28, 2012	December 30, 2011
	($ in thousands)
Cost of licensing	$3,080	$3,328
Licensing gross margin percentage	98%	98%
Cost of products	18,489	13,888
Products gross margin percentage	27%	47%
Cost of services	4,036	3,194
Services gross margin percentage	35%	57%
Total gross margin percentage	89%	91%
Licensing Gross Margin. We license intellectual property to our customers that may be internally developed, acquired by us, or licensed from third parties. Our cost of licensing consists principally of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Our cost of licensing also includes third-party royalty obligations paid to license intellectual property that we then sublicense to our customers. Licensing gross margin was unchanged from the first quarter of fiscal 2012 to the first quarter of fiscal 2013.
Products Gross Margin. Cost of products primarily consists of the cost of materials related to products sold, applied labor and manufacturing overhead, and, to a lesser extent, amortization of certain intangible assets. Our cost of products also includes third-party royalty obligations paid to license intellectual property that we then include in our products. Products gross margin decreased from 47% to 27% from the first quarter of fiscal 2012 to the first quarter of fiscal 2013. This decrease was primarily due to lower average selling prices in all product markets, combined with lower gross margins on certain digital cinema products released near the end of fiscal 2012. Discrete charges related to inventory valuation were higher in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, partially offset by improvements in manufacturing costs in the first quarter of fiscal 2013.
Services Gross Margin. Cost of services primarily consists of personnel and personnel-related costs for employees performing our professional services such as compensation and benefits expenses, including stock-based compensation, the cost of outside consultants, and other direct expenses incurred on behalf of customers. Services gross margin decreased from 57% to 35% from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 primarily due to higher labor costs incurred in connection with exhibitor installations of equipment for Dolby Atmos-enabled theaters.

Operating Expenses

	Fiscal Quarter Ended		Change
	December 28, 2012	December 30, 2011	$	%
	($ in thousands)
Research and development	$42,436	$32,826	$9,610	29%
Percentage of total revenue	18%	14%
Sales and marketing	58,421	43,816	14,605	33%
Percentage of total revenue	25%	18%
General and administrative	43,108	35,465	7,643	22%
Percentage of total revenue	18%	15%
Restructuring charges, net	—	368	(368)	(100)%
Percentage of total revenue	n/a	—%
	$143,965	$112,475	$31,490	28%
Research and Development. Research and development expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, consulting and contract labor costs, depreciation and amortization expenses, facilities costs, and information technology expenses. The 29% increase in research and development expenses from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 was primarily driven by increases in personnel, facilities, and information technology expenses, as the Company expanded its efforts to develop new products and technologies.
Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, marketing and promotional expenses, travel-related expenses for our sales and marketing personnel, facilities costs, depreciation and amortization expenses, and information technology expenses. The 33% increase in sales and marketing expenses from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 was primarily driven by higher consulting and marketing costs related to the recent launch of Atmos technology, as well as expenses for promotional events and naming rights associated with the Dolby Theatre. Additionally, the increase from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 was driven by additional headcount. Beginning in the first quarter of fiscal 2013, settlements from implementation licensees have been classified as licensing revenue rather than an offset to sales and marketing expenses. For additional details on the reclassification, see Note 1 “Basis of Presentation” to our condensed consolidated financial statements.
General and Administrative. General and administrative expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, depreciation, information technology expenses, professional fees, consulting and contract labor and facilities costs. The 22% increase in general and administrative expenses from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 was due primarily to higher professional fees largely related to general legal matters, and higher personnel expenses that include compensation, benefits, and stock-based compensation expenses, which increased as a result of additional headcount.

Restructuring Charges, net. Restructuring charges for the first quarter of fiscal 2012 include severance and other associated costs attributable to the reorganization of our global business infrastructure and a strategic restructuring program.
Other Income, Net

	Fiscal Quarter Ended		Change
	December 28, 2012	December 30, 2011	$	%
	($ in thousands)
Interest income	$1,339	$1,737	$(398)	(23)%
Interest expense	(25)	(26)	1	(4)%
Other income/(expense), net	713	200	513	257%
Total other income, net	$2,027	$1,911	$116	6%
Other income, net, primarily consists of interest income earned on cash, cash equivalents, and investments, as well as net gains/losses from foreign currency transactions. Other income, net, primarily consists of interest income earned on cash, cash equivalents, and investments, as well as net gains/losses from foreign currency transactions. The increase in other income from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 was primarily driven by an increase in realized gains on investment securities sold. These securities were sold to fund the payment of a special one-time dividend to eligible stockholders in the first quarter of fiscal 2013.
Income Taxes

	Fiscal Quarter Ended
	December 28, 2012	December 30, 2011
	($ in thousands)
Provision for income taxes	$17,582	$29,838
Effective tax rate	25%	29%
Our effective tax rate is based on a projection of our full fiscal year results. Our effective tax rate was 25% and 29% for the first quarters of fiscal 2013 and fiscal 2012, respectively.
Our effective tax rate for the first quarter of fiscal 2013 was lower than the first quarter of fiscal 2012 primarily due to recognized tax benefits from the expiration of statute of limitations on some uncertain tax positions. In January 2013, the federal research credit was retroactively re-enacted through December 31, 2013. As a result, we expect that our income tax provision for the second quarter of fiscal 2013 will include an estimated discrete tax benefit of approximately $1.5 million.

Liquidity, Capital Resources, and Financial Condition
As of December 28, 2012, we had cash and cash equivalents of $316.2 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $427.0 million, which consisted primarily of municipal debt securities, corporate bonds, and U.S. agency securities. Of our total cash, cash equivalents, and investments held as of December 28, 2012, $203.9 million, or 27%, was held by our foreign subsidiaries. This represented a $30.5 million decrease from the $234.4 million that was held by our foreign subsidiaries as of September 28, 2012. A majority of the amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs in order to fund operations and other growth of our non-U.S. subsidiaries and acquisitions. Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less applicable foreign tax credits.

	December 28, 2012	September 28, 2012
	(in thousands)
Cash and cash equivalents	$316,193	$492,600
Short-term investments	118,681	302,693
Long-term investments	308,277	361,614
Accounts receivable, net	51,797	43,495
Accounts payable and accrued liabilities	108,919	130,923
Working capital(a)	474,093	813,446

	Fiscal Quarter Ended
	December 28, 2012	December 30, 2011
	(in thousands)
Net cash provided by operating activities	$67,009	$95,792
Capital expenditures (b)	(6,717)	(12,566)
Repurchase of common stock	(53,956)	(26,068)
Net cash provided by investing activities	222,512	31,601
Net cash used in financing activities	(465,866)	(24,228)
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
In July 2012, we purchased an approximately 354,000 square foot property in San Francisco, California for $109.8 million, using existing cash. We are in the process of making substantial improvements to the property in order to prepare the building for its intended use as our new worldwide headquarters.
On December 11, 2012, we announced the declaration by our Board of Directors of a one-time special dividend in the amount of $4.00 per share on our Class A and Class B Common Stock. Payment of the special dividend was made on December 27, 2012 to eligible stockholders of record as of the close of business on December 21, 2012 (the "Record Date"). Based on the 102,051,386 shares of Class A and Class B Common Stock outstanding as of the record date, the total special dividend payment was $408.2 million. To fund the dividend payment, we used existing cash along with cash generated from sales of investment securities.
We retain sufficient cash holdings to support our operations and we also purchase investment grade securities diversified among security types, industries, and issuers. We have used cash generated from our operations to fund a variety of activities related to our business in addition to our ongoing operations, including business expansion and growth, acquisitions, and repurchases of our common stock. Cash provided by operations and the value of our investment portfolio could be affected by various risks and uncertainties, as described in Part II, Item 1A “Risk Factors.”
Net cash provided by operating activities during the first quarter of fiscal 2013 decreased $28.8 million from the first quarter of fiscal 2012, primarily due to the following:

•	A decrease in net income, as adjusted for non-cash items;

•	An increase in accounts receivable primarily due to timing differences
Net cash provided by investing activities during the first quarter of fiscal 2013 increased $190.9 million from the first quarter of fiscal 2012, primarily due to the following:

•	An increase in proceeds from the sales and maturities of available-for-sale securities; partially offset by

•	An increase in purchases of available-for-sale securities;
Net cash used in financing activities during the first quarter of fiscal 2013 decreased $441.6 million from the first quarter of fiscal 2012, primarily due to the following:

•	The payment of a one-time special dividend to holders of our Class A and Class B common stock;

•	An increase in share repurchases of our Class A common stock; partially offset by

•	An increase in net proceeds from the exercise of employee stock options and the related tax benefit.

Off-Balance-Sheet and Contractual Obligations
Our liquidity is not dependent on the use of off-balance sheet financing arrangements.
As of December 28, 2012, we had an accrued liability for unrecognized tax benefits and related interest and penalties, net of related deferred tax assets, totaling $16.4 million. We are unable to estimate when any cash settlement with a taxing authority might occur.
There has been no material change in our contractual obligations outside the ordinary course of business since the end of our last fiscal year ended September 28, 2012. For additional details regarding our contractual obligations, see Note 9 “Commitments and Contingencies” to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of December 28, 2012, we had cash and cash equivalents of $316.2 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $427.0 million, which consisted primarily of municipal debt securities, corporate bonds, and U.S. agency securities. Our investment policy and strategy are focused on the preservation of capital and on supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes, nor do we use leveraged financial instruments. Our holdings of cash and cash equivalents and marketable securities, the majority of which are managed by external managers, meet the guidelines of our investment policy. We invest in highly rated securities with a minimum credit rating of A- and our policy limits the amount of credit exposure to any one issuer other than the U.S. government. At December 28, 2012, our weighted average portfolio credit quality was AA- and the weighted average maturity of our investment portfolio was approximately fifteen months.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of December 28, 2012, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $5.4 million and $2.7 million, respectively.
Foreign Currency Exchange Risk
We maintain sales, marketing, and business operations in foreign countries, most significantly in the United Kingdom, Australia, China, the Netherlands, and Germany. We also conduct a growing portion of our business outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar (primarily British Pound, Australian Dollar, Chinese Yuan Renminbi, and Euro). As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. Most of our revenue from international markets is denominated in U.S. dollars, while the operating expenses of our international subsidiaries are predominantly denominated in local currency. Therefore, if the U.S. dollar weakens against the local currency, we will have increased operating expenses. Conversely, if the U.S. dollar strengthens against the local currency, operating expenses will decrease. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our condensed consolidated statements of operations. Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.
We enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure, in an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our condensed consolidated statements of operations. Our foreign currency forward contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of December 28, 2012 and September 28, 2012, the outstanding derivative instruments had maturities of 30 days or less and the total notional amounts of outstanding contracts were $6.8 million and $5.0 million, respectively. The fair values of these contracts were nominal as of December 28, 2012 and September 28, 2012, and were included in prepaids and other current assets and accrued liabilities in our condensed consolidated balance sheets.

A sensitivity analysis was performed on all of our foreign currency forward contracts as of December 28, 2012. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $0.5 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $0.5 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Licensing revenue constitutes the majority of our total revenue, representing 86%, 86%, and 83% in the first quarter of fiscal 2013, fiscal 2012, and fiscal 2011, respectively. We do not manufacture consumer entertainment products ourselves and we depend on licensees and customers, including software vendors and original equipment manufacturers (“OEM”), to incorporate our technologies into their products.
Although we have license agreements with many of these companies, these agreements generally do not have minimum purchase commitments, are typically non-exclusive, and frequently do not require incorporation or use of our technologies. Accordingly, our revenue will decline if our licensees choose not to incorporate our technologies in their products, or if they sell fewer products incorporating our technologies, or if they otherwise face significant economic difficulties. Changes in consumer tastes or trends, rapidly evolving technology, competing products, changes in industry standards or adverse changes in business and economic conditions, among other things, may result in lower sales of products incorporating our technologies which would adversely affect our licensing revenue.
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

•	The 3D market has become increasingly competitive and we may lose further market share;

•	With the industry transition to 3D enabled screens substantially complete, demand for new 3D enabled screens has dropped significantly and the industry has entered into a replacement cycle;

•	Industry participants may perceive our up-front 3D equipment costs and reusable glasses business model or our 3D products as less attractive;

•	Our participation in the 3D cinema market will be limited to the extent that theaters do not convert from analog to digital cinema;

•	Demand for our 3D cinema products is driven by the number of 3D cinema releases and the commercial success of those releases;

•	Our 3D glasses could become subject to regulation in the U.S. and other countries in the future, which could restrict how our 3D glasses are manufactured, used, or marketed; and

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
Our services revenue, both in the U.S. and internationally, is tied to the number of movies being produced and distributed by studios and independent filmmakers. A number of factors can affect the number of movies that are produced, including strikes and work stoppages within the cinema industry, as well as tax incentive arrangements provided by many governments to promote local filmmaking. Services revenue is also impacted by the transition to digital cinema in some regions. For example, the 15% decrease in services revenue from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 was attributable primarily to a decrease in film based production services in EMEA, and to a lesser extent, a decrease in film-based production services revenue in the U.S. as the cinema industry transitions to digital cinema.
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
Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of December 28, 2012, we had nearly 3,000 individual issued patents, and over 2,700 pending patent applications, in over 50 jurisdictions throughout the world. The currently issued patents expire at various times through November 2032.
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
Maintaining and strengthening the Dolby brand is critical to maintaining and expanding our licensing, products, and services business, as well as to our ability to enter new markets for our sound and other technologies. Our continued success depends, in part, on our reputation for providing high quality technologies, products, and services across a wide range of entertainment markets, including the consumer entertainment, PC, broadcast, and gaming markets. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business and prospects will suffer. Furthermore, we believe that the strength of our brand may affect the likelihood that our technologies are adopted as industry standards in various markets and for various applications. Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to successfully enter into new markets, and to provide high quality products and services in these new markets, which we may not do successfully.
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
At times, we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us based on potential antitrust claims or regarding our licensing royalty rate practices, including our adherence to licensing on fair, reasonable, and non-discriminatory terms. Damages and requests for injunctive relief asserted in claims like these could be material, and could be disruptive to our business. Any disputes with our customers or potential customers or other third parties could adversely affect our business, results of operations, and prospects.

We face risks relating to the transition to digital cinema.
We face a number of risks relating to the transition to digital cinema, including:

•
Exhibitors may perceive competing products to be potentially advantageous to our products or they may choose lower priced competing products or competing products with different features, such as support for high frame rate content or 4K presentation;

•
At least one of our competitors has a significantly greater installed base of its digital cinema servers than we do, which has and likely will continue to limit our share of the digital cinema market, particularly in the U.S. market;

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
We have evaluated, and expect to continue to evaluate, a wide array of possible strategic transactions, including acquisitions. We consider these types of transactions in connection with, among other things, our efforts to expand our business beyond sound technologies. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future, any of these transactions could be material in relation to our market capitalization, financial condition, or results of operations. The process of integrating an acquired company, business, or technology may create unforeseen difficulties and expenditures. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures, and languages, currency risks, and risks associated with the particular economic, political, and regulatory environment in specific countries. Also, the anticipated benefit of our acquisitions may not materialize.
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
Future acquisitions could result in dilutive equity issuances or the need to obtain debt or equity financing on unfavorable terms.
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
We are dependent on international sales for a substantial amount of our total revenue. For the first quarter of fiscal 2013, fiscal 2012, and fiscal 2011, revenue from outside the U.S. was 68%, 68%, and 68% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide.
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
Changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or changes in tax laws or their interpretation could all favorably or unfavorably affect our future effective tax rates. We file income tax returns in the U.S. and in several U.S. state and foreign jurisdictions, and must use judgment in determining our worldwide provision for income taxes. For example, the following could adversely affect our income taxes:

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
Our business is dependent upon protecting our patents, trademarks, trade secrets, copyrights, and other intellectual property rights. Licensing revenue represented 86%, 86%, and 83% of our total revenue in the first quarter of fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.
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
Newly introduced and new versions of licensee products that incorporate our technologies are complex and may contain undetected software or hardware errors. In addition, the combination or incorporation of these newly introduced products with products from other companies can make it difficult to identify the source of a problem. Any negative publicity or negative impact relating to these product problems could adversely affect the perception of our brand. In addition, these errors could result in loss of, or delay in, market acceptance of those products or Dolby technologies, or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. Although we generally attempt to contractually limit our liability for our licensees’ defective products, we may elect to help re-engineer those products, which could adversely affect our operating results.
A loss of one or more of our key customers or licensees in any of our markets could adversely affect our operating results.
From time to time, one or a small number of our customers or licensees may represent a significant percentage of our products, services, or licensing revenue. For example, revenue from Microsoft represented approximately 12%, 14% and 13% of total revenue for the first quarter of fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Additionally, revenue from Samsung represented approximately 11% of our total revenue in the first quarter of fiscal 2013. Although we have agreements with many of these customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, whether due to strategic redirections or adverse changes in their businesses or for other reasons, could have a significant adverse effect on our operating results.
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
At December 28, 2012, Ray Dolby and his affiliates, including his family members, owned 7,101 shares of our Class A common stock and 54,943,049 shares of our Class B common stock. As of December 28, 2012, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99.7% of our outstanding Class B common stock, which in the aggregate represented approximately 91.9% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
We cannot predict the effect the trading plan sales may have on the future trading prices of our Class A common stock. As of December 28, 2012, we had a total of 101,819,992 shares of Class A and Class B common stock outstanding.
As of December 28, 2012, our directors and executive officers beneficially held 54,953,049 shares of Class B common stock, 173,313 shares of Class A common stock, vested options to purchase 22,274 shares of Class B common stock and vested options to purchase 525,045 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
In the fiscal quarter ended December 28, 2012, we issued an aggregate of 42,543 shares of our Class B common stock to certain employees, officers, and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of less than $0.1 million in the fiscal quarter ended December 28, 2012, as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of December 28, 2012, options to purchase an aggregate of 157,700 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding the Company’s purchases of its Class A Common stock, $0.001 par value per share, during the first quarter of fiscal 2013:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
September 29, 2012 - October 26, 2012	609,534	$31.94	609,534	$178.8 million
October 27, 2012 - November 23, 2012	414,005	32.51	414,005	$165.3 million
November 24, 2012 - December 28, 2012	651,109	32.26	651,109	$144.3 million
Total	1,674,648		1,674,648

(1)	Excludes commission costs.

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

(3)	Amounts shown in this column reflect amounts remaining under the stock repurchase program.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10.1*	Amendment, dated as of December 19, 2012, to Kevin Yeaman Employment Agreement dated as of February 24, 2009.
10.2*	2000 Stock Incentive Plan, as amended and restated.
10.3*	2013 Dolby Executive Annual Incentive Plan.	Current Report on Form 8-K	November 15, 2012
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema Document
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF‡	XBRL Extension Definition
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document
* Denotes a management contract or compensatory arrangement
‡ Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 6, 2013

DOLBY LABORATORIES, INC.

By:	/s/ Lewis Chew
Lewis Chew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)