Form 10-Q
period 2013-03-29
Dolby Laboratories, Inc.
filed 2013-05-02
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2013
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 19, 2013 the registrant had 46,608,727 shares of Class A common stock, par value $0.001 per share, and 55,118,982 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q

	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 29, 2013 and September 28, 2012	3

	Condensed Consolidated Statements of Operations for the Fiscal Quarters and Fiscal Year-to-date Periods Ended March 29, 2013 and March 30, 2012	4

	Condensed Consolidated Statements of Comprehensive Income for the Fiscal Quarters and Fiscal Year-to-date Periods Ended March 29, 2013 and March 30, 2012	5

	Condensed Consolidated Statements of Stockholders' Equity for the Fiscal Year-to-date Periods Ended March 29, 2013 and March 30, 2012	6

	Condensed Consolidated Statements of Cash Flows for the Fiscal Year-to-date Periods Ended March 29, 2013 and March 30, 2012	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	36

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6.	Exhibits	53

Signatures		54

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 29, 2013	September 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$328,508	$492,600
Short-term investments	124,415	302,693
Accounts receivable, net of allowance of $1,098 at March 29, 2013 and $956 at September 28, 2012	91,201	43,495
Inventories	19,487	16,700
Deferred taxes	84,038	80,966
Prepaid expenses and other current assets	29,432	33,832
Total current assets	677,081	970,286
Long-term investments	327,946	361,614
Property, plant and equipment, net	249,017	254,676
Intangible assets, net	48,489	56,526
Goodwill	280,979	281,375
Deferred taxes	30,988	22,634
Other non-current assets	12,005	13,687
Total assets	$1,626,505	$1,960,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,673	$14,831
Accrued liabilities	119,638	116,092
Income taxes payable	5,516	2,424
Deferred revenue	20,547	23,493
Total current liabilities	152,374	156,840
Long-term deferred revenue	19,167	18,192
Deferred taxes	2,691	2,696
Other non-current liabilities	43,740	39,837
Total liabilities	217,972	217,565
Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: 46,594,399 shares issued and outstanding at March 29, 2013 and 46,496,635 at September 28, 2012	47	46
Class B common stock, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 55,119,529 shares issued and outstanding at March 29, 2013 and 56,598,829 at September 28, 2012	55	57
Additional paid-in capital	3,425	—
Retained earnings	1,378,371	1,709,479
Accumulated other comprehensive income	8,772	10,687
Total stockholders’ equity – Dolby Laboratories, Inc.	1,390,670	1,720,269
Controlling interest	17,863	22,964
Total stockholders’ equity	1,408,533	1,743,233
Total liabilities and stockholders’ equity	$1,626,505	$1,960,798
See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Revenue:
Licensing	$226,455	$227,849	$431,331	$428,273
Products	17,726	27,228	43,224	53,628
Services	5,165	7,682	11,393	15,036
Total revenue	249,346	262,759	485,948	496,937
Cost of revenue:
Cost of licensing	6,409	3,303	9,489	6,631
Cost of products	13,206	17,635	31,695	31,523
Cost of services	3,668	2,654	7,704	5,848
Total cost of revenue	23,283	23,592	48,888	44,002
Gross margin	226,063	239,167	437,060	452,935
Operating expenses:
Research and development	41,948	34,236	84,384	67,062
Sales and marketing	58,130	45,694	116,551	89,510
General and administrative	41,803	37,281	84,911	72,746
Restructuring charges, net	—	910	—	1,278
Total operating expenses	141,881	118,121	285,846	230,596
Operating income	84,182	121,046	151,214	222,339
Interest income	904	1,414	2,243	3,151
Interest expense	(402)	(5)	(427)	(31)
Other income, net	188	60	901	260
Income before income taxes	84,872	122,515	153,931	225,719
Provision for income taxes	(22,633)	(34,198)	(40,215)	(64,036)
Net income including controlling interest	62,239	88,317	113,716	161,683
Less: net income attributable to controlling interest	(328)	(197)	(456)	(404)
Net income attributable to Dolby Laboratories, Inc.	$61,911	$88,120	$113,260	$161,279
Net income per share:
Basic	$0.61	$0.81	$1.11	$1.48
Diluted	$0.60	$0.81	$1.10	$1.48
Weighted-average shares outstanding:
Basic	101,638	108,415	102,000	108,650
Diluted	102,680	109,170	102,980	109,242
Related party rent expense included in operating expenses	$343	$343	$686	$686
Related party rent expense included in net income attributable to controlling interest	$904	$632	$1,636	$1,386
See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net income including controlling interest	$62,239	$88,317	$113,716	$161,683
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(3,105)	1,934	(1,872)	1,557
Unrealized gains (losses) on available-for-sale securities, net of tax	176	306	(561)	192
Comprehensive income	59,310	90,557	111,283	163,432
Less: comprehensive (income) loss attributable to controlling interest	160	(415)	62	(556)
Comprehensive income attributable to Dolby Laboratories, Inc.	$59,470	$90,142	$111,345	$162,876

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 28, 2012	$103	$—	$1,709,479	$10,687	$1,720,269	$22,964	$1,743,233
Net income	—	—	113,260	—	113,260	456	113,716
Translation adjustments, net of taxes of $535	—	—	—	(1,354)	(1,354)	(518)	(1,872)
Unrealized losses on available-for-sale securities, net of taxes of $315	—	—	—	(561)	(561)	—	(561)
Distributions to controlling interest	—	—	—	—	—	(5,039)	(5,039)
Stock-based compensation expense	—	32,649	—	—	32,649	—	32,649
Repurchase of common stock	(1)	(29,270)	(36,162)	—	(65,433)	—	(65,433)
Cash dividends declared and paid on common stock	—	—	(408,206)	—	(408,206)	—	(408,206)
Tax benefit / (deficiency) from stock incentive plans	—	(2,024)	—	—	(2,024)	—	(2,024)
Class A common stock issued under employee stock plans	—	6,909	—	—	6,909	—	6,909
Shares repurchased for tax withholdings on vesting of restricted stock units	—	(5,132)	—	—	(5,132)	—	(5,132)
Exercise of Class B stock options	—	293	—	—	293	—	293
Balance at March 29, 2013	$102	$3,425	$1,378,371	$8,772	$1,390,670	$17,863	$1,408,533

	Dolby Laboratories, Inc.
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 30, 2011	$110	$210,681	$1,445,189	$7,533	$1,663,513	$21,837	$1,685,350
Net income	—	—	161,279	—	161,279	404	161,683
Translation adjustments, net of taxes of $(373)	—	—	—	1,405	1,405	152	1,557
Unrealized gains on available-for-sale securities, net of taxes of $(109)	—	—	—	192	192	—	192
Distributions to controlling interest	—	—	—	—	—	(13)	(13)
Stock-based compensation expense	—	23,198	—	—	23,198	—	23,198
Capitalized stock-based compensation expense	—	338	—	—	338	—	338
Repurchase of common stock	(3)	(86,146)	—	—	(86,149)	—	(86,149)
Tax benefit / (deficiency) from stock incentive plans	—	(2,513)	—	—	(2,513)	—	(2,513)
Class A common stock issued under employee stock plans	—	6,552	—	—	6,552	—	6,552
Shares repurchased for tax withholdings on vesting of restricted stock units	—	(3,107)	—	—	(3,107)	—	(3,107)
Exercise of Class B stock options	—	79	—	—	79	—	79
Balance at March 30, 2012	$107	$149,082	$1,606,468	$9,130	$1,764,787	$22,380	$1,787,167

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-to-Date Ended
	March 29, 2013	March 30, 2012
Operating activities:
Net income including controlling interest	$113,716	$161,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,420	20,103
Stock-based compensation	32,649	23,502
Amortization of premium on investments	5,953	9,306
Excess tax benefit from exercise of stock options	(649)	(425)
Provision for doubtful accounts	270	132
Deferred income taxes	(10,577)	(10,030)
Other non-cash items affecting net income	(872)	2,237
Changes in operating assets and liabilities:
Accounts receivable	(47,948)	4,103
Inventories	(754)	876
Prepaid expenses and other assets	2,901	(1,128)
Accounts payable and other liabilities	(2,142)	(12,721)
Income taxes, net	4,422	14,108
Deferred revenue	(1,989)	836
Other non-current liabilities	1,428	2,087
Net cash provided by operating activities	122,828	214,669
Investing activities:
Purchases of available-for-sale securities	(322,997)	(122,249)
Proceeds from sales of available-for-sale securities	467,105	105,454
Proceeds from maturities of available-for-sale securities	64,950	111,515
Purchases of property, plant and equipment	(12,164)	(30,450)
Acquisitions, net of cash acquired	—	(575)
Other investments	(3,000)	—
Purchases of intangible assets	(4,050)	—
Proceeds from sales of property, plant and equipment and assets held for sale	376	715
Net cash provided by investing activities	190,220	64,410
Financing activities:
Proceeds from issuance of common stock	7,202	6,631
Repurchase of common stock	(65,433)	(86,149)
Payment of cash dividend	(408,206)	—
Distribution to controlling interest	(5,039)	—
Excess tax benefit from the exercise of stock options	649	425
Shares repurchased for tax withholdings on vesting of restricted stock	(5,132)	(3,107)
Net cash used in financing activities	(475,959)	(82,200)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,181)	(403)
Net increase / (decrease) in cash and cash equivalents	(164,092)	196,476
Cash and cash equivalents at beginning of period	492,600	551,512
Cash and cash equivalents at end of period	$328,508	$747,988

Supplemental disclosure:
Cash paid for income taxes	$47,033	$59,997
Cash paid for interest	$54	$4
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
The results for the fiscal quarter and fiscal year-to-date period ended March 29, 2013 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 27, 2013.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 and 26 week periods ended March 29, 2013 and March 30, 2012. Our fiscal year ending September 27, 2013 (fiscal 2013) consists of 52 weeks and our fiscal year ended September 28, 2012 (fiscal 2012) consisted of 52 weeks.
Reclassifications
Beginning in the first quarter of fiscal 2013, we have recorded settlements from implementation licensees as licensing revenue rather than as an offset to sales and marketing expense. In order to conform to the current period's presentation, we have reclassified these settlements for the prior periods presented within our condensed consolidated statements of operations. For the second quarter and fiscal year-to-date period ended March 30, 2012, licensing revenue now includes amounts recognized under settlement agreements of $2.5 million and $3.3 million, respectively. The reclassification did not impact our previously reported operating income, operating cash flows, net income, or earnings per share.
In addition to the reclassification mentioned above, we have reclassified certain prior period amounts within our condensed consolidated financial and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, operating cash flows, or net income.
2.  Summary of Significant Accounting Policies
Recently Issued Accounting Standards

Pursuant to our adoption of Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income and Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220)-Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, we elected to present separate condensed consolidated statements of comprehensive income. There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012 that have had a significant impact on our condensed consolidated financial statements or notes thereto.
In December 2011, the FASB issued guidance to amend the disclosure requirements regarding the offsetting of assets and liabilities related to financial and derivative instruments. This new guidance requires an entity to disclose quantitative information in a tabular format about offsetting and related arrangements for recognized financial and derivative instruments to enable the users of its financial statements to evaluate the effect of those netting arrangements on its financial position. This new guidance, which is to be applied on a retrospective basis, is effective for entities with annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Thus, the effective date of this amended guidance will commence in the first quarter of fiscal 2014. As this new standard only requires enhanced disclosure, the adoption of this guidance will result only in changes in our financial statement presentation and will not impact our financial position or results of operations.
On February 5, 2013, the FASB issued ASU 2013-02,1 which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). The ASU is intended to help entities improve the transparency of changes in other comprehensive income (OCI) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. Both public and nonpublic entities that report items of OCI are affected by the ASU (however, the interim disclosure requirements and effective date differ depending on whether an entity is public or nonpublic). This new guidance, which is to be applied on a retrospective basis, is effective for entities with annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods. Thus, the effective date of this amended guidance will commence in the first quarter of fiscal 2014. As this new standard only requires enhanced disclosure, the adoption of this guidance will result only in changes in our financial statement presentation and will not impact our financial position or results of operations.
There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

3.  Composition of Certain Financial Statement Captions
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consist of the following:

	March 29, 2013	September 28, 2012
	(in thousands)
Cash and cash equivalents:
Cash	$325,741	$468,622
Cash equivalents:
Money market funds	2,767	17,090
Commercial paper	—	4,885
Municipal debt securities	—	2,003
Total cash and cash equivalents	328,508	492,600
Short-term investments:
U.S. agency securities	6,902	3,999
Commercial paper	6,980	19,414
Corporate bonds	54,056	107,243
Municipal debt securities	56,477	172,037
Total short-term investments	124,415	302,693
Long-term investments (1):
U.S. agency securities	46,837	21,013
Corporate bonds	102,700	112,993
Municipal debt securities	175,409	227,608
Other long-term investments (2)	3,000	—
Total long-term investments	327,946	361,614
Total cash, cash equivalents and investments	$780,869	$1,156,907

(1)	Our long-term investments have maturities that range from one to three years.

(2)	Other long-term investments include a $3.0 million investment made in the first quarter of fiscal 2013, which we have accounted for under the cost method of accounting.
Our investment portfolio, which is recorded as cash equivalents, short-term investments, and long-term investments, consists of the following:

	March 29, 2013
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Money market funds	$2,767	$—	$—	$2,767
U.S. agency securities	53,723	21	(5)	53,739
Commercial paper	6,980	—	—	6,980
Corporate bonds	156,325	443	(12)	156,756
Municipal debt securities	231,532	398	(44)	231,886
Cash equivalents and investments	$451,327	$862	$(61)	$452,128

	September 28, 2012
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Money market funds	$17,090	$—	$—	$17,090
U.S. agency securities	24,997	18	(3)	25,012
Commercial paper	24,299	—	—	24,299
Corporate bonds	219,265	990	(19)	220,236
Municipal debt securities	400,958	728	(38)	401,648
Cash equivalents and investments	$686,609	$1,736	$(60)	$688,285

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
The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position:

	March 29, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$14,061	$(5)	$—	$—	$14,061	$(5)
Corporate bonds	24,670	(12)	—	—	24,670	(12)
Municipal debt securities	58,284	(43)	1,583	(1)	59,867	(44)
Total	$97,015	$(60)	$1,583	$(1)	$98,598	$(61)

	September 28, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$6,999	$(3)	$—	$—	$6,999	$(3)
Corporate bonds	25,277	(19)	—	—	25,277	(19)
Municipal debt securities	87,705	(37)	5,565	(1)	93,270	(38)
Total	$119,981	$(59)	$5,565	$(1)	$125,546	$(60)
The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of March 29, 2013, we had certain securities that were in an unrealized loss position, however we do not intend to, nor currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at March 29, 2013 or September 28, 2012 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
The following table summarizes the amortized cost and estimated fair value of short-term and long-term available-for-sale investments based on stated maturities as of March 29, 2013 and September 28, 2012:

	March 29, 2013		September 28, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due within 1 year	$124,266	$124,415	$302,154	$302,693
Due in 1 to 2 years	180,371	180,674	209,302	209,871
Due in 2 to 3 years	143,925	144,272	151,174	151,743
Total	$448,562	$449,361	$662,630	$664,307

Accounts Receivable
Accounts receivable consists of the following:

	March 29, 2013	September 28, 2012
	(in thousands)
Trade accounts receivable	$87,823	$43,565
Accounts receivable related to patent administration program	4,476	886
Accounts receivable, gross	92,299	44,451
Less: allowance for doubtful accounts	(1,098)	(956)
Accounts receivable, net	$91,201	$43,495
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 29, 2013	September 28, 2012
	(in thousands)
Raw materials	$3,506	$4,403
Work in process	117	—
Finished goods	15,864	12,297
Inventories	$19,487	$16,700

We have included $4.5 million and $6.5 million of raw materials inventory within other non-current assets in our condensed consolidated balance sheets as of March 29, 2013 and September 28, 2012, respectively. The majority of the inventory included in non-current assets was purchased in bulk in fiscal 2012 to obtain a significant volume discount, and is expected to be consumed over a period that exceeds 12 months. We have reviewed anticipated consumption rates of this inventory and do not believe there to be material risk of obsolescence prior to the ultimate sale of the inventory.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 29, 2013	September 28, 2012
	(in thousands)
Prepaid assets	$12,283	$14,955
Other current assets	12,013	13,165
Income tax receivable	5,136	5,712
Prepaid expenses and other current assets	$29,432	$33,832

Property, Plant and Equipment
Property, plant and equipment are recorded at cost and consist of the following:

	March 29, 2013	September 28, 2012
	(in thousands)
Land	$47,994	$48,227
Buildings	33,048	27,266
Leasehold improvements	63,817	68,352
Machinery and equipment	34,428	29,070
Computer systems and software	88,566	86,266
Furniture and fixtures	13,387	13,158
Construction in progress	82,135	79,965
	363,375	352,304
Less: accumulated depreciation	(114,358)	(97,628)
Property, plant and equipment, net	$249,017	$254,676
Depreciation expense for our property, plant and equipment is included in cost of products, cost of services, research and development expenses, sales and marketing expenses, and general and administrative expenses in our condensed consolidated statements of operations.
Goodwill and Intangible Assets
The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 28, 2012	$281,375
Translation adjustments	(396)
Balance at March 29, 2013	$280,979
Intangible assets consist of the following:

	March 29, 2013			September 28, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:	(in thousands)
Acquired patents and technology	$79,113	$(45,555)	$33,558	$79,213	$(40,071)	$39,142
Customer relationships	30,675	(17,971)	12,704	30,679	(16,386)	14,293
Other intangibles	20,921	(18,694)	2,227	20,925	(17,834)	3,091
Total	$130,709	$(82,220)	$48,489	$130,817	$(74,291)	$56,526
Amortization expense for our intangible assets is included in cost of licensing, cost of products, and sales and marketing expenses in our condensed consolidated statements of operations.
As of March 29, 2013, our expected amortization expense in future periods is as follows:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2013	$7,799
2014	13,566
2015	11,111
2016	8,945
2017	5,816
Thereafter	1,252
Total	$48,489

Accrued Liabilities
Accrued liabilities consist of the following:

	March 29, 2013	September 28, 2012
	(in thousands)
Accrued royalties	$5,664	$2,391
Amounts payable to joint licensing program partners	43,045	35,492
Accrued compensation and benefits	42,106	47,331
Accrued professional fees	4,064	4,893
Other accrued liabilities	24,759	25,985
Accrued liabilities	$119,638	$116,092
Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	March 29, 2013	September 28, 2012
	(in thousands)
Supplemental retirement plan obligations	$2,046	$2,042
Non-current tax liabilities	23,654	20,862
Other liabilities	18,040	16,933
Other non-current liabilities	$43,740	$39,837
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

Level 1:	Quoted prices in active markets at the measurement date for identical assets and liabilities.

Level 2:	Prices may be based upon quoted prices in active markets or inputs not quoted on active markets but are corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.
Financial assets and liabilities carried at fair value are classified below:

	March 29, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$2,144	$—	$—	$2,144
Money market funds (2)	2,767	—	—	2,767
Commercial paper (3)	—	6,980	—	6,980
Corporate bonds (3)	—	156,756	—	156,756
Municipal debt securities (3)	—	231,886	—	231,886
U.S. agency securities (3)	53,739	—	—	53,739
Total	$58,650	$395,622	$—	$454,272

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.

(2)	These assets are included within cash and cash equivalents.

(3)	These assets are included within short-term investments and within long-term investments.

	March 29, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$2,144	$—	$—	$2,144
Total	$2,144	$—	$—	$2,144

(1)	These liabilities are included within accrued liabilities and within other non-current liabilities.

	September 28, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$2,140	$—	$—	$2,140
Money market funds (2)	17,090	—	—	17,090
Commercial paper (2), (3)	—	24,299	—	24,299
Corporate bonds (3)	—	220,236	—	220,236
Municipal debt securities (2), (3)	—	401,648	—	401,648
U.S. agency securities (3)	25,012	—	—	25,012
Total	$44,242	$646,183	$—	$690,425

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.

(2)	These assets are included within cash and cash equivalents.

(3)	These assets are included within short-term investments and within long-term investments.

	September 28, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$2,140	$—	$—	$2,140
Total	$2,140	$—	$—	$2,140

(1)	These liabilities are included within accrued liabilities and within other non-current liabilities.
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
We did not own any Level 3 financial assets or liabilities as of March 29, 2013 or September 28, 2012.
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
Stock-based compensation expense recorded in our condensed consolidated statements of operations was as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 29, 2013 (2)	March 30, 2012 (2)	March 29, 2013 (2)	March 30, 2012 (2)
	(in thousands)
Stock-based compensation:
Stock options (1)	$3,690	$5,995	$11,999	$12,054
Restricted stock units	10,519	5,880	18,859	11,144
Employee stock purchase plan	736	144	1,791	225
Stock appreciation rights	—	44	—	79
Total stock-based compensation	14,945	12,063	32,649	23,502
Benefit from income taxes	(4,497)	(3,822)	(9,910)	(7,491)
Total stock-based compensation, net of tax	$10,448	$8,241	$22,739	$16,011

(1)
Expense excludes $0.2 million and $0.4 million in the second quarter of fiscal 2012 and fiscal year-to-date period ended March 30, 2012 related to stock-based compensation which was capitalized to property, plant and equipment.

(2)
We also recognize a tax benefit from certain exercises of incentive stock options and shares issued under our ESPP which are not included in the table above. This benefit was not greater than $0.1 million in both the second quarter of fiscal 2013 and fiscal 2012, and $0.1 million in both the fiscal year-to-date period ended March 29, 2013 and March 30, 2012.

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in thousands)
Stock-based compensation expense was classified as follows:
Cost of products	$150	$179	$398	$345
Cost of services	73	61	224	117
Research and development	4,013	2,968	8,900	5,632
Sales and marketing	5,176	4,004	11,167	7,719
General and administrative	5,533	4,851	11,960	9,689
Total stock-based compensation expense	$14,945	$12,063	$32,649	$23,502
At March 29, 2013, total unrecorded stock-based compensation expense associated with employee stock options expected to vest was approximately $46.5 million, which is expected to be recognized over a weighted-average period of 3.0 years. At March 29, 2013, total unrecorded stock-based compensation expense associated with restricted stock units expected to vest was approximately $88.2 million, which is expected to be recognized over a weighted-average period of 2.8 years.
The following table summarizes information about stock options issued to officers, directors, and employees under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 28, 2012	4,622	$32.50
Grants (1)	2,275	30.18
Exercises	(204)	19.60		$2,602
Forfeitures and cancellations	(170)	41.92
Options outstanding at March 29, 2013	6,523	29.63	7.9	31,220
Options vested and expected to vest at March 29, 2013	6,266	29.58	7.8	30,319
Options exercisable at March 29, 2013	2,562	28.03	5.7	17,237

(1)
Includes the additional shares of our common stock issuable upon the exercise of those options subject to the equity award modification that occurred in the first quarter of fiscal 2013 in connection with the special cash dividend.

Aggregate intrinsic value is based on the closing price of our common stock on March 29, 2013 of $33.56 and excludes the impact of stock options that were not in-the-money.

 We use the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Expected life (in years)	4.37	4.53	4.37	4.53
Risk-free interest rate	0.5%	0.7%	0.5%	0.7%
Expected stock price volatility	37.3%	43.5%	40.5%	44.4%
Dividend yield	—	—	—	—

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2005 Stock Plan:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at September 28, 2012	2,572	$37.98
Granted	1,124	30.79
Vested	(503)	40.72
Forfeitures	(88)	37.36
Non-vested at March 29, 2013	3,105	34.95

Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of up to $250.0 million of our Class A common stock. Our Board of Directors approved an additional $300.0 million for our stock repurchase program in July 2010, $250.0 million in July 2011, and an additional $100.0 million in February 2012, for a total authorization of up to $900.0 million in stock repurchases. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation programs, and other market conditions. We may limit, suspend, or terminate the stock repurchase program at any time without prior notice. This program does not have a specified expiration date. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of March 29, 2013, the remaining authorization to purchase additional shares is $132.9 million.
Stock repurchase activity under the stock repurchase program during the fiscal year-to-date period ended March 29, 2013 is summarized as follows:

	Shares Repurchased	Cost (in thousands) (1)	Average Price Paid per Share (2)
Repurchase activity for the fiscal quarter ended December 28, 2012	1,674,648	$53,956	$32.20
Repurchase activity for the fiscal quarter ended March 29, 2013	382,481	$11,477	$29.99
Total	2,057,129	$65,433

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Excludes commission costs.
Equity Award Modification

On December 11, 2012, our Board of Directors declared a special dividend in the amount of $4.00 per share on our Class A and Class B Common Stock. Payment of the special dividend was made on December 27, 2012 to all stockholders of record as of the close of business on December 21, 2012 (the "Record Date"). Based on the 102,051,386 shares of Class A and Class B Common Stock outstanding as of the record date, the total special dividend payment was $408.2 million.

In connection with the declaration of this special dividend in the first quarter of fiscal 2013, we adjusted the number and exercise price of certain eligible outstanding stock options and stock appreciation rights granted under our 2005 Stock Plan and 2000 Stock Incentive Plan in a manner intended to preserve the pre-cash dividend economic value of these awards. Eligible awards include stock options and stock appreciation rights that were granted prior to December 2012 and were outstanding as of the day following the record date, with the exception of stock options held by employees in Australia which were not adjusted due to tax considerations. The modification of these existing awards at the dividend declaration date resulted in a total net incremental charge to compensation expense of approximately $7.9 million, of which approximately $3.9 million was recognized in the fiscal year-to-date period ended March 29, 2013. This incremental charge is being recognized over the vesting periods of the original awards, determined on a grant-by-grant basis, based on the extent to which the awards were vested as of the date of modification. The incremental charge related to all fully-vested awards as of the modification date was recognized in the first quarter of fiscal 2013. The vesting period for those awards not fully-vested at the time of modification range from one to four years.

Additionally, all outstanding RSUs under the 2005 Stock Plan that were unvested on the day following the record date, including RSUs that were granted on the record date, were modified to allow for the granting of a dividend equivalent (as such term is defined in the 2005 Stock Plan) with respect to each share of our Class A Common Stock underlying the unvested RSU. The dividend equivalent is payable in cash in a per share amount equal to the per share cash dividend on the same date that the related underlying restricted stock unit shares vest. The granting of the dividend equivalent for all outstanding RSUs resulted in a total net incremental charge to compensation expense of approximately $11.9 million, of which approximately $2.3 million was recognized in the fiscal year-to-date period ended March 29, 2013. This incremental charge is being recognized over the remaining vesting periods of the RSUs at the date of modification, determined on a grant-by-grant basis. These vesting periods range from one to four years beginning on the first anniversary of the grant.

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
The following table sets forth the computation of basic and diluted earnings per share attributable to Dolby Laboratories, Inc.:

	Fiscal Quarter End		Fiscal Year-to-Date Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$61,911	$88,120	$113,260	$161,279
Denominator:
Weighted-average shares outstanding—basic	101,638	108,415	102,000	108,650
Potential common shares from options to purchase Class A and Class B common stock	286	521	235	445
Potential common shares from restricted stock units	756	234	745	147
Weighted-average shares outstanding—diluted	102,680	109,170	102,980	109,242
Net income per share attributable to Dolby Laboratories, Inc.—basic	$0.61	$0.81	$1.11	$1.48
Net income per share attributable to Dolby Laboratories, Inc.—diluted	$0.60	$0.81	$1.10	$1.48
Antidilutive options excluded from calculation	5,156	5,830	5,245	6,250
Antidilutive restricted stock units excluded from calculation	384	439	1,583	1,592

7.  Income Taxes
Our effective tax rate is based on a projection of our annual fiscal year results, and is affected each quarter-end by several factors. These include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate was 27% and 28% for the second quarter of fiscal 2013 and fiscal 2012, respectively. Our effective tax rate for the second quarter of fiscal 2013 was lower than the second quarter of fiscal 2012 primarily due to additional benefits recognized from the reinstatement of the federal research credits in January 2013.
Our effective tax rate was and 26% and 28% for the fiscal year-to-date period ended March 29, 2013 and March 30, 2012, respectively. Our effective tax rate for the fiscal year-to-date period ended March 29, 2013 was lower than the fiscal year-to-date period ended March 30, 2012 primarily due to the same factor discussed above.
As of March 29, 2013, the total amount of gross unrecognized tax benefits was $20.0 million, of which $13.5 million, if recognized, would reduce our effective tax rate. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our condensed consolidated balance sheets.
Withholding Tax.    We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities. We reduce our income tax provision for withholding taxes in various jurisdictions for allowable foreign tax credits. Withholding tax remittances were $11.9 million and $10.2 million in the second quarter of fiscal 2013 and fiscal 2012, respectively, and $21.3 million and $21.4 million in the fiscal year-to-date period ended March 29, 2013 and March 30, 2012, respectively.

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

9.  Commitments and Contingencies
The following table presents a summary of our contractual obligations and commitments as of March 29, 2013:

	Payments Due By Fiscal Period
	Remainder of Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter	Total
	(in thousands)
Naming rights (1)	$—	$7,341	$7,432	$7,525	$7,619	$126,414	$156,331
Operating leases (2)	7,001	11,724	8,268	6,067	4,339	5,543	42,942
Purchase obligations (3)	2,719	692	256	212	18	—	3,897
Total	$9,720	$19,757	$15,956	$13,804	$11,976	$131,957	$203,170

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

(2)
Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries, for non-cancelable operating leases of office space as of March 29, 2013.

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
Looking forward, we see a number of industry trends that create opportunities for the continued growth of our audio business, including consumers’ increasing use of mobile devices—such as tablets and smartphones—to play back digital content. Our portfolio of technologies and solutions optimize the audio experience for mobile devices to provide consumers with rich, clear, and immersive sound.
In 2012, we announced Dolby Atmos, a new audio platform for cinema that delivers a more natural and realistic sound field. Since then, numerous movie titles have been released or announced in Dolby Atmos from major studios such as Disney, Twentieth Century Fox, and Warner Bros.
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

Business Model
We generate the majority of our revenue by licensing technologies to original equipment manufacturers (“OEM”) of consumer entertainment products and to software vendors. We also generate revenue by selling products and related services to creators, distributors and exhibitors of entertainment content.

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

•
We license technologies, such as Dolby Digital, Dolby Digital Plus, and Dolby TrueHD to OEMs and software vendors for incorporation into their consumer entertainment, mobile, and other products, so that consumers can play back audio content with our technologies in the rich, clear, and immersive manner the creators intended.

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

We license our technologies to OEMs and software vendors in 44 countries, and our licensees distribute products incorporating our technologies throughout the world. We sell our products and services in over 80 countries. In the fiscal year-to-date period ended March 29, 2013 and March 30, 2012, revenue from outside of the U.S. represented 69% and 68% of our total revenue, respectively. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed.
Opportunities, Challenges, and Risks
Our licensing and product markets are characterized by rapid technological changes, new and improved product features and performance, changing customer demands, evolving industry standards, changing licensee needs, and product life cycles that can result in obsolescence. We believe that these changes present us with opportunities to provide realistic and immersive audio experiences to consumers through new and emerging delivery channels. However, as described below, our licensing revenue is subject to uncertainties and trends relating to technology and market growth, as well as the mix of products sold that incorporate our technologies. Our licensing business also could be affected by adverse general economic conditions, because many of the products in which our technologies are incorporated are discretionary goods.
The following table presents a summary of the composition of our revenues for the quarter and fiscal year-to-date periods ended March 29, 2013 and March 30, 2012:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
Revenue	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Licensing	91%	87%	89%	86%
Products	7%	10%	9%	11%
Services	2%	3%	2%	3%
Total	100%	100%	100%	100%
Licensing
Consumer choices for entertainment content delivery continue to evolve. Competition across delivery channels has intensified as reflected in the changing composition of our licensing revenue and a shift from optical-based to non-optical based disc products. The latter now represents the majority of our licensing revenue from products such as TVs, set-top boxes, and mobile devices, as well as from post-processing technologies incorporated in a range of devices. Our optical disc-based revenue is generated from the licensing of technologies that enable DVD or Blu-ray Disc playback including those incorporated in the Microsoft Windows operating system, independent PC DVD software players, and consumer DVD and Blu-ray Disc players.
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

Licensing Revenue By Market Comparison
The following table presents the composition of our licensing business and revenues for the quarter and fiscal year-to-date periods ended March 29, 2013 and March 30, 2012:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
Market	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012	Main Products Incorporating Our Technologies
Broadcast	38%	35%	36%	33%	Televisions and set-top boxes
PC	26%	27%	27%	28%	Microsoft Windows operating systems and DVD software players
Consumer Electronics	15%	20%	16%	20%	DVD and Blu-ray Disc players and recorders, audio/video receivers, and home-theater-in-a-box systems
Mobile	10%	8%	11%	8%	Smartphones, tablets and other mobile devices
Other	11%	10%	10%	11%	Video game consoles, Automotive (in-car DVD players)
Total	100%	100%	100%	100%
The growth of the Internet, and the related shift by consumers toward online entertainment content, has resulted in a global trend toward an array of online streaming and download services. Content creators and distributors are increasingly focused on delivering content across a multitude of media and devices with varying bandwidth and performance capabilities, including PCs, connected TVs, set-top boxes, gaming consoles, connected Blu-ray Disc players, and various mobile devices. Many mobile devices now designed for enhanced capture and playback present a challenge for content creators and device manufacturers seeking consistent audio quality. We believe this challenge provides an opportunity similar to that of digital broadcast, whereby we can provide solutions to optimize the audio experience across the online and portable device markets.
In the area of content creation and delivery, our technologies are included in DVD, Blu-ray Disc, and certain broadcast standards, and we are working to extend our technologies to online delivery services. Online content aggregators, including Netflix, Amazon, VUDU, Apple, HBO GO, Samsung's Acetrax, and the Roxio Now platform, use our technologies to encode video and audio content. Leading music services such as Rhapsody and Omnifone use our audio encoding tools to deliver a rich music experience to their subscribers. In the second quarter of fiscal 2012, HBO adopted Dolby Digital Plus in its HBO GO content for select connected TVs. HBO now offers Dolby Digital Plus in its HBO GO service for content delivered to certain TVs and gaming consoles. In addition, Samsung now offers Dolby Digital Plus surround sound audio through the Acetrax Video on Demand application. Finally, beginning in the second quarter of fiscal 2013, we entered into agreements with Sony, Universal, and Warner Bros. whereby these studios will encode their Ultraviolet content in Dolby Digital Plus.
Broadcast Market
Our broadcast market is primarily driven by demand for our technologies in televisions and set-top boxes. Dolby technology was included in a higher percentage of televisions and set-top boxes in the second quarter of fiscal 2013, which drove increased revenue relative to the same period in the prior year. We see opportunities in working with specific operators and standards bodies across emerging markets to adopt our multichannel formats. Given the percentage of the world's population that lives in countries in emerging markets and the number of televisions and set-top boxes sold in such markets, we believe that these markets present significant opportunities for growth. These countries within emerging markets continue converting to digital television, and we are well positioned to benefit as this transition continues. Broadcast services, such as terrestrial broadcast or Internet protocol television ("IPTV") services that operate under bandwidth constraints, represent another area of opportunity for Dolby technologies, which enable the delivery of high quality audio content at reduced bit rates, thereby conserving bandwidth. We may not, however, be able to extend our current success in the broadcast market to these new opportunities.
PC Market
Our technologies are in the majority of PCs sold today due to their incorporation in Microsoft Windows 8 for disc and online content playback and, for versions prior to Windows 8, primarily because of their inclusion in DVD and Blu-ray Disc playback. Our technologies are included in the industry standards for DVD and Blu-Ray Disc playback. Historically, we have licensed our technologies to a range of PC licensees, including independent software vendors (“ISV”), PC OEMs, and operating system providers. The release of new versions of major PC operating systems has often resulted in changes in the mix of our PC licensees. In 2007, Microsoft released its Windows Vista operating system, which included our technologies to enable DVD audio playback in two of its editions. In fiscal 2009, Microsoft released its Windows 7 operating system, which included our technologies within four editions. As a result, since 2007 the mix of our PC licensing revenue from operating systems has increased relative to that from OEMs and ISVs. We currently license our audio codec technologies directly to

OEMs such as Apple, Toshiba, and Sony to support optical disc playback on PCs, and we license our PC Entertainment Experience (“PCEE”) technologies to multiple PC OEMs through our PCEE licensing program.
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
We believe that the Microsoft Windows 8 arrangement provides a simple and consistent way for OEMs to enable playback with our technologies of content delivered by online services and video in local files on the device. In the prior quarter, we began generating revenue from the Windows 8 arrangement, while Microsoft continues to license its Windows 7 operating systems with our technologies. The impact on our licensing revenue from the transition to Windows 8 will depend on several factors, including:

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
In the short term, revenue from our PC market remains dependent on several factors, including underlying PC unit shipments and the extent to which our technologies are included in operating systems and ISV media applications. We continue to face risks relating to:

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
Consumer Electronics ("CE") Market
Our CE market is primarily driven by revenue attributable to Blu-ray Disc and DVD players and recorders. Sales of DVD players are declining as a result of the maturity of the DVD platform and a shift to Blu-ray players and other connected devices capable of delivering content. The decline in DVD revenue is only partly offset by revenue from Blu-ray players which have been adversely impacted by the popularity of other connected devices. At the same time, royalties on Blu-ray players have declined as licensees have migrated to products with lower average selling prices.
Mobile Market
Our Mobile market is largely driven by sales of smartphones and tablet devices that incorporate our technologies. Our growth in this market is dependent not only on the underlying growth of the mobile device market as a whole, but also on the success of the mobile devices incorporating our technologies. Currently, these devices include Android smartphones and tablets, Amazon Kindle Fire HD tablets, and Microsoft Windows 8 smartphones and tablets.
Other Markets
Revenue generated from our other markets stem from gaming, automotive and licensing services. Revenue attributable to gaming and automotive is primarily driven by sales of video game consoles and in-car entertainment systems, respectively, that incorporate our Dolby Digital, Dolby Digital Plus, AAC, and Dolby TrueHD technologies. Licensing services revenue, from administration of joint licensing programs, is primarily driven by demand for standards-based audio compression technologies for broadcast, PC, CE, and mobile products.

Consumer entertainment products throughout the world incorporate our technologies. We expect that sales of such products incorporating our technologies in emerging economies such as Brazil, China, India, and Russia, will increase in the future as consumers in these markets acquire more disposable income with which to purchase entertainment products. However, events in these economies or in the general global economy may prevent this from occurring. Moreover, we expect that OEMs in lower-cost manufacturing countries, including China, will increase production in response to this demand and that traditional OEMs will continue to shift their manufacturing operations to these lower-cost manufacturing countries. There are substantial risks associated with doing business in such countries, including OEMs failing to report or underreporting shipments of products incorporating our technologies, that have affected and will continue to affect our operating results.
Revenue from Significant Customers
Revenue from Microsoft represented approximately 8% and 14% in the second quarter of fiscal 2013 and 2012, respectively, and approximately 10% and 14% of our total revenue in the fiscal year-to-date period ended March 29, 2013 and March 30, 2012, respectively, and included licensing revenue from our PC, CE, and other markets. Additionally, revenues from Samsung have continued on an upward trend, representing approximately 13% of our total revenue in the second quarter of fiscal 2013 and approximately 12% in the fiscal year-to-date period ended March 29, 2013, primarily licensing revenue from our Mobile and Broadcast markets. Revenues from Samsung did not exceed 10% of our total revenue in the prior periods presented.
Products
Products revenue is driven primarily by sales of equipment to cinema operators and broadcasters. Revenue from our cinema products tends to fluctuate based on the underlying trends in the cinema industry.
The following table presents the composition of our products revenue for the quarter and fiscal year-to-date periods ended March 29, 2013 and March 30, 2012:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
Revenue	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Broadcast	11%	10%	9%	11%
Cinema	86%	87%	87%	86%
Other	3%	3%	4%	3%
Total	100%	100%	100%	100%
The industry's transition from traditional film to digital cinema is substantially complete. Digital cinema offers motion picture studios a means to save costs in printing and distributing movies, combat piracy, and enable repeated movie playback without degradation in image and audio quality. Our cinema products include our Dolby Digital Cinema Integrated Media Block (“IMB”), screen server and central library server, for the storage and playback of digital content, and our digital audio processor, which provides audio control for our digital cinema servers. We expect that most cinema owners who are either constructing new theaters or upgrading existing theaters will choose digital cinema products over traditional film cinema products. However, our competitive position in the digital cinema market is not as strong as our historical position was in the traditional film cinema market. For example, digital cinema specifications are based on open standards which, unlike traditional cinema standards, do not include our proprietary audio technologies. Furthermore, we face more pricing and other competitive pressures for our digital cinema products than we experience for our traditional film cinema products.
Digital cinema standards are defined by the Digital Cinema Initiative (“DCI”) specifications, and we have developed software for our currently available digital cinema servers that are DCI compliant. This software allows all systems in the field to be readily updated and brought into compliance.
Our recently introduced Dolby Atmos platform enhances the cinema experience through the use of a hybrid approach that combines multi-channel audio with discrete audio objects. This approach provides more flexibility and control for sound designers and mixers to deliver a more natural and realistic sound environment.
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
Services
Services revenue is primarily tied to activity in the cinema industry, and has been adversely impacted by the industry's transition from film to digital-based production. Services are also dependent upon the volume of film production by studios and independent filmmakers. Several factors influence the number of movies produced in a given fiscal period, including strikes and work stoppages within the cinema industry, as well as tax incentive arrangements provided by many governments to promote local filmmaking. Our services revenue stream continues to face significant competition from full-service post-production companies.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. GAAP and SEC rules and regulations require us to use accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements, and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy or estimate to be critical if it is both important to a company’s financial condition and/or results of operations and requires significant judgment on the part of management in its application. On a regular basis, we evaluate our assumptions, judgments, and estimates. We have discussed the selection and development of our critical accounting policies and estimates with the Audit Committee of our Board of Directors. The Audit Committee has reviewed disclosures of these policies and estimates in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from these estimates. There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.
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
For some arrangements, customers receive certain elements over a period of time, after delivery of the initial product. These elements may include support and maintenance or the right to receive upgrades. Revenue allocated to the undelivered element is recognized either over its estimated service period or when the upgrade is delivered. We do not recognize revenue that is contingent upon the future delivery of products or services or upon future performance obligations. We recognize revenue for delivered elements only when we have completed all contractual obligations.
Revenue recognition for transactions which involve software, such as fees we earn from certain system licensees, requires judgment, including whether a software arrangement includes ME, and if so, whether VSOE of fair value exists for those elements. For some of our ME arrangements, customers receive certain elements of the arrangement over a period of time or after delivery of the initial software. These elements may include support and maintenance. The fair values of these elements are recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the software. If we do not have VSOE of fair value for any undelivered element included in these ME arrangements for software, we defer revenue until all elements are delivered or services have been performed, or until we have VSOE of fair value for all remaining undelivered elements. If the undelivered element is support and we do not have fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period.
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
We completed our annual goodwill impairment assessment in the fiscal quarter ended June 29, 2012. At the time of our annual goodwill impairment test for fiscal 2012, we had two reporting units: Via, which corresponds to our wholly owned subsidiary and has no assigned goodwill, and Dolby Entertainment Technology ("DET"), with goodwill of $263.5 million. We determined, after performing a qualitative review and assessing the totality of the events and circumstances described above, that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount. Accordingly there was no indication of impairment and the two-step goodwill impairment test was not performed. We did not recognize any goodwill impairment losses in either the fiscal year-to-date period ended March 29, 2013 or March 30, 2012.
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
Results of Operations
Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	March 29, 2013	March 30, 2012	$	%	March 29, 2013	March 30, 2012	$	%
	($ in thousands)				($ in thousands)
Licensing	$226,455	$227,849	$(1,394)	(1)%	$431,331	$428,273	$3,058	1%
Percentage of total revenue	91%	87%			89%	86%
Products	17,726	27,228	(9,502)	(35)%	43,224	53,628	(10,404)	(19)%
Percentage of total revenue	7%	10%			9%	11%
Services	5,165	7,682	(2,517)	(33)%	11,393	15,036	(3,643)	(24)%
Percentage of total revenue	2%	3%			2%	3%
Total revenue	$249,346	$262,759	$(13,413)	(5)%	$485,948	$496,937	$(10,989)	(2)%
Licensing. The 1% decrease in licensing revenue from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 was primarily driven by decreases in our CE and PC markets, partially offset by increases in our broadcast and mobile markets. The decrease in revenue from our CE market was primarily attributable to continued declines in sales of DVD and Blu-ray Disc devices, as more content is delivered on devices that do not contain optical drives, as well as lower settlements from compliance activities. The decrease in revenue from our PC market was primarily attributable to worldwide declines in PC shipments and the resultant decline in revenue from ISVs. This decrease is exacerbated by consumer transition away from Windows 7 units to competing products and other devices such as tablets, while Windows 8 shipments have only partially offset the decline. The increase in revenue from our broadcast market was primarily driven by seasonally higher shipments of televisions and set-top boxes that incorporate our technologies and higher settlements from compliance activities. The increase in revenue from our mobile market was primarily driven by higher shipments of smartphones and tablets that incorporate our technologies as this industry continues to expand. Beginning in the first quarter of fiscal 2013, we have classified settlements from implementation licensees as revenue rather than an offset to sales and marketing expenses. For additional details on the change in classification, see Note 1 “Basis of Presentation” to our condensed consolidated financial statements.
The 1% increase in licensing revenue from the fiscal year-to-date period ended March 30, 2012 to the fiscal year-to-date period ended March 29, 2013 was primarily driven by increases in our broadcast and mobile markets, partially offset by decreases in our CE, PC, and gaming markets. The factors resulting in the fluctuation in revenue from these markets are primarily due to the same factors discussed above.
Products. The 35% decrease in products revenue from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 was driven by decreases in our traditional film and digital-based cinema products. The decrease in revenue from film-based products was primarily due to lower shipments since most exhibitors have transitioned to digital cinema. In addition, revenue from our digital cinema products for the second quarter of fiscal 2013 was lower than revenue for the second quarter of 2012 since the latter included the release of previously deferred sales of digital cinema video products for which DCI compliance was attained. Additionally, revenue from broadcast products decreased, primarily driven by lower shipments as our customers transition to software licensing solutions amid increased competition.

The 19% decrease in products revenue from the fiscal year-to-date period ended March 30, 2012 to the fiscal year-to-date period ended March 29, 2013 was primarily due to the same factors discussed above.
Services. The 33% decrease in services revenue from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 was attributable primarily to decreases in traditional film-based production and other engineering services amid ongoing competition since most exhibitors have transitioned to digital cinema. This decrease was partially offset by an increase in maintenance and support services.
The 24% decrease in services revenue from the fiscal year-to-date period ended March 30, 2012 to the fiscal year-to-date period ended March 29, 2013 was primarily due to the same factors discussed above.

Gross Margin

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	($ in thousands)
Cost of licensing	$6,409	$3,303	$9,489	$6,631
Licensing gross margin percentage	97%	99%	98%	98%
Cost of products	13,206	17,635	31,695	31,523
Products gross margin percentage	25%	35%	27%	41%
Cost of services	3,668	2,654	7,704	5,848
Services gross margin percentage	29%	65%	32%	61%
Total gross margin percentage	91%	91%	90%	91%
Licensing Gross Margin. We license intellectual property to our customers that may be internally developed, acquired by us, or licensed from third parties. Our cost of licensing consists mainly of amortization of purchased intangible assets and intangible assets acquired in business combinations as well as third-party royalty obligations paid to license intellectual property that we then sublicense to our customers. The increase in cost of licensing in the periods presented was due primarily to a charge of $3.1 million taken in the second quarter of fiscal 2013 in connection with certain revenue sharing agreements.
Products Gross Margin. Cost of products primarily consists of the cost of materials related to products sold, applied labor and manufacturing overhead, and, to a lesser extent, amortization of certain intangible assets. Our cost of products also includes third-party royalty obligations paid to license intellectual property that we then include in our products. Products gross margin decreased from 35% to 25% from the second quarter of fiscal 2012 to the second quarter of fiscal 2013. The former reflected higher gross margins of previously deferred sales of digital cinema video products for which DCI compliance was attained and which was recognized in the second quarter of fiscal 2012. Additionally, the decrease resulted from a combination of both lower average selling prices and reduced shipments of our traditional and digital cinema products. This decrease was partially offset by improvements in manufacturing costs and lower charges related to inventory valuation as compared to the second quarter of fiscal 2012.
Products gross margin decreased from 41% to 27% from the fiscal year-to-date period ended March 30, 2012 to the fiscal year-to-date period ended March 29, 2013. This decrease was primarily attributed to the same factors discussed above, in addition to higher charges related to inventory valuation in the fiscal year-to-date period ended March 29, 2013.
Services Gross Margin. Cost of services primarily consists of personnel and personnel-related costs for employees performing our professional services, the cost of outside consultants, and other direct expenses incurred on behalf of customers. Services gross margin decreased from 65% to 29% from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 primarily due to decreased revenues from certain higher margin service offerings as the industry transitions from traditional to digital cinema along with higher labor costs incurred in connection with exhibitor installations of equipment for Dolby Atmos-enabled theaters.
Services gross margin decreased from 61% to 32% from the fiscal year-to-date period ended March 30, 2012 to the fiscal year-to-date period ended March 29, 2013 primarily due to the same factors discussed above.

Operating Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	March 29, 2013	March 30, 2012	$	%	March 29, 2013	March 30, 2012	$	%
	($ in thousands)
Research and development	$41,948	$34,236	$7,712	23%	$84,384	$67,062	$17,322	26%
Percentage of total revenue	17%	13%			17%	13%
Sales and marketing	58,130	45,694	12,436	27%	116,551	89,510	27,041	30%
Percentage of total revenue	23%	17%			24%	18%
General and administrative	41,803	37,281	4,522	12%	84,911	72,746	12,165	17%
Percentage of total revenue	17%	14%			17%	15%
Restructuring charges, net	—	910	(910)	(100)%	—	1,278	(1,278)	(100)%
Percentage of total revenue	n/a	—%			n/a	—%
	$141,881	$118,121	$23,760	20%	$285,846	$230,596	$55,250	24%
Research and Development. Research and development expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, consulting and contract labor costs, depreciation and amortization expenses, facilities costs, and information technology expenses. The 23% increase in research and development expenses from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 was primarily driven by increases in personnel, depreciation, and information technology expenses, as we expanded our efforts to develop new products and technologies.
The 26% increase in research and development expenses from the fiscal year-to-date period ended March 30, 2012 to the fiscal year-to-date period ended March 29, 2013 was primarily attributed to the same factors discussed above. Additionally, we incurred higher stock-based compensation expense in the fiscal year-to-date period ended March 29, 2013 as a result of the incremental charges that stemmed from our equity award modification that occurred in the first quarter of fiscal 2013.
Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, marketing and promotional expenses, travel-related expenses for our sales and marketing personnel, facilities costs, depreciation and amortization expenses, and information technology expenses. The 27% increase in sales and marketing expenses from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 was primarily driven by increases in personnel-related costs as well as expenses associated with the naming rights agreement for the Dolby Theatre. Other factors that contributed to the overall increase were higher consulting and marketing costs related to the recent launch of Atmos technology and increased depreciation and amortization. Beginning in the first quarter of fiscal 2013, settlements from implementation licensees have been classified as licensing revenue rather than an offset to sales and marketing expenses. For additional details on the reclassification, see Note 1 “Basis of Presentation” to our condensed consolidated financial statements.
The 30% increase in sales and marketing expenses from the fiscal year-to-date period ended March 30, 2012 to the fiscal year-to-date period ended March 29, 2013 was primarily attributed to the same factors discussed above. Additionally, we incurred higher stock-based compensation expense in the fiscal year-to-date period ended March 29, 2013 as a result of the incremental charges that stemmed from our equity award modification that occurred in the first quarter of fiscal 2013.
General and Administrative. General and administrative expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, depreciation, information technology expenses, professional fees, consulting and contract labor and facilities costs. The 12% increase in general and administrative expenses from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 was due primarily to higher professional and legal fees as well as higher personnel expenses including compensation, benefits, and stock-based compensation due to increased headcount.
The 17% increase in general and administrative expenses from the fiscal year-to-date period ended March 30, 2012 to the fiscal year-to-date period ended March 29, 2013 was primarily attributed to the same factors discussed above. We also incurred additional facility-related expenses due to our ongoing expansion and higher IT implementation and depreciation costs. Finally, as a result of our equity award modification that occurred in the first quarter of fiscal 2013, we incurred higher stock-based compensation expense.
Restructuring Charges, net. Restructuring charges for the second fiscal quarter and year-to-date period ended March 30, 2012 include severance and other associated costs attributable to the reorganization of our global business infrastructure and a strategic restructuring program.

Other Income, Net

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	March 29, 2013	March 30, 2012	$	%	March 29, 2013	March 30, 2012	$	%
	($ in thousands)
Interest income	$904	$1,414	$(510)	(36)%	$2,243	$3,151	$(908)	(29)%
Interest expense	(402)	(5)	(397)	7,940%	(427)	(31)	(396)	1,277%
Other income/(expense), net	188	60	128	213%	901	260	641	247%
Total other income, net	$690	$1,469	$(779)	(53)%	$2,717	$3,380	$(663)	(20)%
Other income, net, primarily consists of interest income earned on cash, cash equivalents, and investments, as well as net gains/losses from foreign currency transactions. The increase in other income from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 and from the fiscal year-to-date period ended March 30, 2012 to the fiscal year-to-date period ended March 29, 2013 was primarily driven by an increase in realized gains on investment securities sold. These securities were sold to fund the payment of a special dividend to eligible stockholders in the first quarter of fiscal 2013. This increase was partially offset by a decrease in interest income attributable to the significantly lower average portfolio investment balance following the sale of these securities, as well as an increase in interest expense related to accrued interest on a patent obligation.
Income Taxes

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	($ in thousands)
Provision for income taxes	$22,633	$34,198	$40,215	$64,036
Effective tax rate	27%	28%	26%	28%
Our effective tax rate is based on a projection of our annual fiscal year results, and is affected each quarter-end by several factors. These include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate was 27% and 28% for the second quarter of fiscal 2013 and fiscal 2012, respectively. Our effective tax rate for the second quarter of fiscal 2013 was lower than the second quarter of fiscal 2012 primarily due to additional benefits recognized from the reinstatement of the federal research credits in January 2013.
Our effective tax rate was 26% and 28% for the fiscal year-to-date period ended March 29, 2013 and fiscal year-to-date period ended March 30, 2012, respectively. Our effective tax rate for the fiscal year-to-date period ended March 29, 2013 was lower than the fiscal year-to-date period ended March 30, 2012 primarily due the same factor discussed above.

Liquidity, Capital Resources, and Financial Condition
As of March 29, 2013, we had cash and cash equivalents of $328.5 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $452.4 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities. Of our total cash, cash equivalents, and investments held as of March 29, 2013, $217.2 million, or 28%, was held by our foreign subsidiaries. This represented a $17.2 million decrease from the $234.4 million that was held by our foreign subsidiaries as of September 28, 2012. A majority of the amounts held outside of the U.S. are utilized to support non-U.S. liquidity needs in order to fund operations and other growth of our non-U.S. subsidiaries and acquisitions. Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less applicable foreign tax credits.

	March 29, 2013	September 28, 2012
	(in thousands)
Cash and cash equivalents	$328,508	$492,600
Short-term investments	124,415	302,693
Long-term investments	327,946	361,614
Accounts receivable, net	91,201	43,495
Accounts payable and accrued liabilities	126,311	130,923
Working capital(a)	524,707	813,446

	Fiscal Year-to-Date Ended
	March 29, 2013	March 30, 2012
	(in thousands)
Net cash provided by operating activities	$122,828	$214,669
Capital expenditures (b)	(12,164)	(30,450)
Repurchase of common stock	(65,433)	(86,149)
Net cash provided by investing activities	190,220	64,410
Net cash used in financing activities	(475,959)	(82,200)
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
On December 11, 2012, our Board of Directors declared a special dividend in the amount of $4.00 per share on our Class A and Class B Common Stock. Payment of the special dividend was made on December 27, 2012 to eligible stockholders of record as of the close of business on December 21, 2012 (the "Record Date"). Based on the 102,051,386 shares of Class A and Class B Common Stock outstanding as of the record date, the total special dividend payment was $408.2 million. To fund the dividend payment, we used existing cash along with cash generated from sales of investment securities.
We retain sufficient cash holdings to support our operations and we also purchase investment grade securities diversified among security types, industries, and issuers. We have used cash generated from our operations to fund a variety of activities related to our business in addition to our ongoing operations, including business expansion and growth, acquisitions, and repurchases of our common stock. We have historically generated significant cash from operations, however these cash flows and the value of our investment portfolio could be affected by various risks and uncertainties, as described in Part II, Item 1A “Risk Factors.”
Operating Activities
Net cash provided by operating activities decreased $91.8 million from the fiscal year-to-date period ended March 30, 2012 to the fiscal year-to-date period ended March 29, 2013. The decrease was primarily due to a decrease in net income as adjusted for non-cash items and an increase in accounts receivable primarily due to timing differences.
Investing Activities
Net cash provided by investing activities increased $125.8 million from the fiscal year-to-date period ended March 30, 2012 to the fiscal year-to-date period ended March 29, 2013. The increase was primarily due to an increase in proceeds from the sales and maturities of available-for-sale securities, partially offset by an increase in purchases of available-for-sale securities.

Financing Activities
Net cash used in financing activities decreased $393.8 million from the fiscal year-to-date period ended March 30, 2012 to the fiscal year-to-date period ended March 29, 2013. The decrease was primarily due to the payment of a special dividend to holders of our Class A and Class B common stock. This decrease was partially offset by lower share repurchases of our Class A common stock and increased net proceeds from the exercise of employee stock options and the related tax benefit.

Off-Balance-Sheet and Contractual Obligations
Our liquidity is not dependent on the use of off-balance sheet financing arrangements.
As of March 29, 2013, we had an accrued liability for unrecognized tax benefits and related interest and penalties, net of related deferred tax assets, totaling $20.0 million. We are unable to estimate when any cash settlement with a taxing authority might occur.
There has been no material change in our contractual obligations outside the ordinary course of business since the end of our last fiscal year ended September 28, 2012. For additional details regarding our contractual obligations, see Note 9 “Commitments and Contingencies” to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of March 29, 2013, we had cash and cash equivalents of $328.5 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $452.4 million, which consisted primarily of municipal debt securities, corporate bonds, and U.S. agency securities. Our investment policy and strategy are focused on the preservation of capital and on supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes, nor do we use leveraged financial instruments. Our holdings of cash and cash equivalents and marketable securities, the majority of which are managed by external managers, meet the guidelines of our investment policy. We invest in highly rated securities with a minimum credit rating of A- and our policy limits the amount of credit exposure to any one issuer other than the U.S. government. At March 29, 2013, our weighted average portfolio credit quality was AA and the weighted average maturity of our investment portfolio was approximately fifteen months.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of March 29, 2013, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $5.2 million and $2.6 million, respectively.
Foreign Currency Exchange Risk
We maintain sales, marketing, and business operations in foreign countries, most significantly in the United Kingdom, Australia, China, the Netherlands, and Germany. We also conduct a growing portion of our business outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar (primarily British Pound, Australian Dollar, Chinese Yuan Renminbi, Indian Rupee, Japanese Yen, and Euro). As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. Most of our revenue from international markets is denominated in U.S. dollars, while the operating expenses of our international subsidiaries are predominantly denominated in local currency. Therefore, if the U.S. dollar weakens against the local currency, we will have increased operating expenses. Conversely, if the U.S. dollar strengthens against the local currency, operating expenses will decrease. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our condensed consolidated statements of operations. Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.
We enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure, in an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our condensed consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of March 29, 2013 and September 28, 2012, the outstanding derivative instruments had maturities of 30 days or less and the total notional amounts of outstanding contracts were $9.1 million and $5.0 million, respectively. The fair values of these contracts were nominal as of March 29, 2013 and September 28, 2012, and were included within prepaids and other current assets and within accrued liabilities in our condensed consolidated balance sheets.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of March 29, 2013. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $0.6 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $0.6 million.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights, commercial, employment, and other matters. In our opinion, resolution of these pending matters is not expected to materially adversely affect our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

ITEM 1A. RISK FACTORS
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem less significant may also affect our business operations or financial results. If any of the following risks actually occurs, our business, operating results, and financial condition could be materially adversely affected.
We depend on sales by our licensees of products that incorporate our technologies and any reduction in those sales would adversely affect our licensing revenue.
Licensing revenue constitutes the majority of our total revenue. We depend on licensees and customers, including independent software vendors ("ISVs") and original equipment manufacturers (“OEMs”), to incorporate our technologies into their products.
Our license agreements generally do not have minimum purchase commitments, are typically non-exclusive, and frequently do not require incorporation or use of our technologies. Accordingly, our revenue will decline if our licensees choose not to incorporate our technologies in their products, or if they sell fewer products incorporating our technologies, or if they otherwise face significant economic difficulties. Changes in consumer tastes or trends, rapidly evolving technology, competing products, changes in industry standards or adverse changes in business and economic conditions, among other things, may result in lower sales of products incorporating our technologies which would adversely affect our licensing revenue.
To the extent that sales of PCs with Dolby technologies decline, our licensing revenue will be adversely affected.
Revenue from our PC market depends on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included on computers, through operating systems, ISVs media applications, or otherwise, and the terms of any royalties or other payments we receive. We face many risks in the PC market that may affect our ability to successfully participate in that market, including:

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
General economic conditions may reduce our revenue and adversely affect our business.
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
Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of March 29, 2013, we had over 3,100 issued patents and over 2,700 pending patent applications in more than 50 jurisdictions throughout the world. The currently issued patents expire at various times through July 2032.
We regularly look for opportunities to expand our patent portfolio through organic development and acquisitions. However, to the extent that we are not able to obtain new patents or develop other proprietary technologies, or replace licensing revenue from technologies covered by expiring patents with licensing revenue based on non-expiring patents and other proprietary technologies, our operating results may be materially adversely affected.
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
The future growth of our licensing revenue will depend, in part, upon the growth of, and our successful participation in, new and existing markets for our technologies, such as digital broadcast, online and mobile media distribution, consumer video and voice. For example, growth of our broadcast revenue is dependent upon continued global growth of digital television broadcasting and the adoption of our technologies into emerging digital broadcast standards. As discussed above, our revenue is dependent upon the growth of the PC market and the continued adoption of our technologies into PCs. In addition, the adoption of our technologies into connected portable devices such as tablets and smartphones is critical to our growth. Furthermore, our ability to drive OEM demand for our technologies depends in part on whether or not we are able to successfully participate in the online and mobile content delivery markets.
Our ability to penetrate new and existing markets for our technologies depends on increased consumer demand for products that contain our technologies. Some of these markets are ones in which we have not previously participated or have limited experience, such as voice and consumer video, and we may not adequately adapt our business and our technologies to consumer demand.

If new and existing markets for our technologies do not develop or consumer demand for products that contain our technologies does not grow, our business would be materially adversely affected.
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
Our future success depends on our ability to enhance our existing technologies and products and to develop new technologies and products that address the needs of the market in a timely manner. The development of enhanced and new technologies and products is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, acquire, market, or support new or enhanced technologies or products on a timely basis, if at all. For example, while we view the continued advancements in online and mobile media content delivery as an area of opportunity, if we are not able to competitively address the needs of the changing online and mobile markets, our ability to generate revenue from those markets would be limited.
We face many risks related to the 3D cinema market.
We face many risks in the 3D cinema market which may affect our ability to successfully participate in that market, including:

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
Sales of our cinema products and services tend to fluctuate based on the performance of the cinema industry. For example, when box office receipts for the cinema industry increase, we have typically seen a corresponding increase in sales of our cinema products, as cinema owners will be more likely to build new theaters and upgrade existing theaters with our more advanced products. Conversely, when box office receipts are down, cinema owners tend to scale back on plans to expand or upgrade their systems.
Our cinema product sales are also subject to fluctuations based on events and conditions in the cinema industry generally that may or may not be tied to box office receipts in particular time periods. For example, the growth in piracy of motion pictures adversely affects the construction of new screens, the renovation of existing theaters, and the continued production of new motion pictures.
Our services revenue, both in the U.S. and internationally, is tied to the number of movies being produced and distributed by studios and independent filmmakers. A number of factors can affect the number of movies that are produced, including strikes and work stoppages within the cinema industry, as well as tax incentive arrangements provided by many governments to promote local filmmaking. Services revenue is also impacted by the transition to digital cinema in some regions. For example, the 33% decrease in services revenue from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 was attributable primarily to a decrease in film based production services in EMEA, and to a lesser extent, a decrease in film-based production services revenue in the U.S. as the cinema industry transitions to digital cinema.
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
For nearly 20 years, movies have been distributed, purchased, and consumed through optical disc media, such as DVD and more recently Blu-ray Disc. However, the growth of the Internet and home computer usage, connected televisions, set-top boxes, tablets, smartphones, and other devices accompanied by the rapid advancement of online and mobile content delivery has resulted in the recent trend to movie download and streaming services in various parts of the world. We have seen and we expect to continue to see a shift away from optical disc media to online and mobile media content consumption, which will result in declines in revenue from DVD and Blu-ray Disc players. Such declines would adversely affect our licensing revenue.
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
Our operating results fluctuate based on the risks set forth in this section, as well as on:

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
We generate licensing revenue primarily from OEMs and ISV who license our technologies and incorporate those technologies in their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to report accurately their shipments. However, we have difficulty independently determining whether or not our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive, time consuming, and potentially detrimental to our ongoing business relationships with our licensees.
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
Third parties from whom we license technologies may challenge our calculation of the royalties we owe them for inclusion of their technologies in our products and licensed technologies, which could adversely affect our business and operating results.
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
Our future growth will depend, in part, upon our expansion into areas beyond sound technologies. For example, in addition to our digital cinema and 3D digital cinema initiatives, we are exploring other areas that facilitate delivery of digital entertainment, such as video solutions for the consumer market. We will need to spend considerable resources in the future on research and development or acquisitions in order to deliver innovative non-sound products and technologies. However, we have limited experience in non-sound technology markets and, we may not achieve or sustain market acceptance in these markets. If we are unsuccessful in selling non-sound products, technologies, and services, the future growth of our business may be limited.
If our products and technologies are not adopted as industry standards, our business could be limited and our operating results could be adversely affected.
The entertainment industry depends upon industry standards to ensure compatibility across delivery platforms and a wide variety of consumer entertainment products. Accordingly, we make significant efforts to design our products and technologies to address capability, quality, and cost considerations so that they either meet, or, more importantly, are adopted as, industry standards across the broad range of entertainment industry markets in which we participate, as well as the markets in which we hope to compete in the future. To have our products and technologies adopted as industry standards, we must convince a broad spectrum of standards-setting organizations throughout the world, as well as our major customers and licensees who are members of such organizations, to adopt them as such and to ensure that other industry standards are consistent with our products and technologies. If our technologies are not adopted or do not remain as industry standards, our business, and operating results could be materially adversely affected.
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
Our business depends on the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially adversely affected.
Maintaining and strengthening the Dolby brand is critical to maintaining and expanding our licensing, products, and services business, as well as to our ability to enter new markets for our sound and other technologies. Our continued success depends, in part, on our reputation for providing high quality technologies, products, and services across a wide range of entertainment markets, including the consumer entertainment, PC, broadcast, and gaming markets. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business will suffer. Furthermore, we believe that the strength of our brand may affect the likelihood that our technologies are adopted as industry standards in various markets and for various applications. Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to enter into new markets successfully, and to provide high quality products and services in these new markets, which we may not do successfully.
Our licensing of industry standard technologies can be subject to restrictions that could adversely affect our business.
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
We have in the past, and may in the future, be subject to claims that our licensing of industry standard technologies may not conform to the requirements of the standards-setting organization. Allegations such as these could be asserted in private actions seeking monetary damages and injunctive relief, or in regulatory actions. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies in ways that could injure our reputation and otherwise materially adversely affect our business and operating results.
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
In China and Taiwan we have only limited patent protection, especially with respect to our Dolby Digital technologies. In India, we have no issued patents for Dolby Digital technologies. Consequently, maintaining or growing our licensing revenue will depend on our ability to obtain patent rights in these countries for existing and new technologies, which is uncertain. Furthermore, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained is likewise uncertain.
Our licensing revenue depends in large part upon semiconductor manufacturers incorporating our technologies into integrated circuits.
Our licensing revenue from system licensees depends in large part upon the availability of ICs that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer entertainment products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce, and then sell them to system licensees. We do not control the IC manufacturers’ decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. As a result, if these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if they sell fewer ICs incorporating our technologies, our operating results will be adversely affected.
Pricing pressures on the system licensees who incorporate our technologies into their products could limit the licensing fees we charge for our technologies, which could adversely affect our revenue.

The markets for the consumer entertainment products in which our technologies are incorporated are intensely competitive and price sensitive. We expect to face increased royalty pricing pressure for our technologies as we seek to drive the adoption of our technologies into online content and portable devices, such as tablets and smartphones. Retail prices for consumer entertainment products that include our sound technologies, such as DVD players and home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, OEMs have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge our customers who incorporate our technologies into the consumer entertainment products that they sell. Furthermore, while we have contractual rights with many of our licensees for cost of living adjustments to our royalty rights, we may not be able to negotiate those terms in our contracts with existing and new licensees. Additionally, downward cost of living adjustments would result in declines in the licensing fees that we charge. A decline in, or the modification or loss of the contractual right to increase, the licensing fees we charge could materially adversely affect our operating results.
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
In some instances, we have contractually agreed to provide indemnifications to licensees relating to our intellectual property. Additionally, at times in the past, we have chosen to defend our licensees from third-party intellectual property infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future. Any of these results could adversely affect our brand, our operating results, and our financial condition.
We have in the past and may in the future have disputes with our licensees regarding our licensing arrangements.
At times, we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us based on potential antitrust claims or regarding our licensing royalty rate practices. Damages and requests for injunctive relief asserted in claims like these could be material, and could be disruptive to our business. Any disputes with our customers or potential customers or other third parties could adversely affect our business, and results of operations.
We face risks relating to the transition to digital cinema.
We face a number of risks relating to the transition to digital cinema, including:

•
Exhibitors may perceive competing products to be advantageous to our products or they may choose lower priced competing products or competing products with different features, such as support for high frame rate content or 4K presentation;

•
At least one of our competitors has a significantly greater installed base of its digital cinema servers than we do, which has and likely will continue to limit our share of the digital cinema market, particularly in the U.S. market;

•	Pricing and other competitive pressures have caused us to implement pricing strategies which have adversely affected gross margins of our products;

•
As the industry transition to digital cinema becomes substantially complete, the demand for new digital cinema screens will drop significantly and the industry will enter into a replacement cycle. This transition is occurring in certain markets, leading to lower volumes of our cinema products.

These and other risks related to digital cinema could limit our prospects in digital cinema and could materially adversely affect our operating results.
Acquisition activities could result in operating difficulties and other harmful consequences.
We have evaluated, and expect to continue to evaluate, a wide array of possible strategic transactions, including acquisitions. We consider these types of transactions in connection with, among other things, our efforts to expand our business beyond sound technologies. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future, any of these transactions could be material in relation to our market capitalization, financial condition, or results of operations. The process of integrating an acquired company, business, or technology may create unforeseen difficulties and expenditures. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures, and languages; currency risks; and risks associated with the particular economic, political, and regulatory environment in specific countries. Also, the anticipated benefits of our acquisitions may not materialize.
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
If we fail to maintain and expand our relationships with a broad range of entertainment industry participants, including film studios, broadcasters, video game designers, music producers, mobile media content producers, and OEMs, our business could be materially harmed. Relationships have historically played an important role in the entertainment markets that we serve. For example, sales of our products and services are particularly dependent upon our relationships with the major film studios and broadcasters, and licensing of our technologies is particularly dependent upon our relationships with system licensees, ISVs, and IC manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be less likely to purchase and use our technologies, products, and services, or create content incorporating our technologies, which could materially harm our business. Additionally, if major entertainment industry participants form strategic relationships that exclude us, whether in licensing, products, or services, our business could be materially adversely affected.
We face diverse risks in our international business, which could adversely affect our operating results.
We are dependent on international sales for a substantial amount of our total revenue. For the fiscal year-to-date period ended March 29, 2013 and March 30, 2012, revenue from outside of the U.S. represented 69% and 68% of our total revenue, respectively. We expect that international and export sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide.

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

Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to manage successfully the risks of conducting business internationally, our business may be adversely affected if our business partners are not able to manage these risks successfully.
In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act ("FCPA") and U.S. export controls. Although we implement policies and procedures designed to ensure compliance with the FCPA and U.S. export controls, there can be no assurance that all of our employees, distributors, dealers, and agents will not take actions in violation of our policies or these regulations. Any such violation could have a material adverse affect on our business.
Revisions to patent laws and regulations in the U.S. and abroad may adversely impact our ability to obtain, license, and enforce our patent rights.
Our licensing business depends in part on the uniform and consistent treatment of patent rights in the U.S. and abroad. Changes to the patent laws and regulations in the U.S. and abroad may limit our ability to obtain, license, and enforce our rights. Additionally, court and administrative rulings may interpret existing patent laws and regulations in ways that adversely affect our ability to obtain, license, and enforce our patents. For example, recent rulings by the U.S. Supreme Court concerning injunctions may make it more difficult, under some circumstances, for us to obtain injunctive relief against a party that has been found to infringe one or more of our patents, and rulings regarding patent challenges by licensees could potentially make it easier for our licensees to challenge our patents.
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
A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual revenue and operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our business, and could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenue or the volatility of the market price of our stock include those risks set forth in this section as well as the following:

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

•	The financial resources of cinema exhibitors available to buy our products or to equip their theaters to accommodate upgraded or new technologies;

•	Consolidation by participants in the markets in which we compete, which could result among other things in pricing pressure;

•	Seasonal electronics product shipment patterns by our system licensees, particularly in our second fiscal quarter, which generally result in lower revenue in our third fiscal quarter;

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
One or more of the foregoing or other factors may cause our operating expenses to be disproportionately higher or lower or may cause our revenue and operating results to fluctuate significantly in any particular quarterly or annual period. Consequently, results from prior periods are not necessarily indicative of the results for future periods.
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

We are subject to the periodic examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not adversely affect our operating results and financial condition. Additionally, due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realizability of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition, and cash flows.
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
Our business is dependent upon protecting our patents, trademarks, trade secrets, copyrights, and other intellectual property rights. Licensing revenue represented 89% and 86% of our total revenue in the fiscal year-to-date period ended March 29, 2013 and March 30, 2012, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.
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
We believe that the success we have had licensing our surround sound technologies to system licensees is due, in part, to the strength of our brand and the perception that our technologies provide a high quality solution for surround sound. However, both free and proprietary sound technologies are becoming increasingly prevalent, and we expect competitors to continue to enter this field with other solutions. Furthermore, to the extent that customers perceive our competitors’ solutions to provide the same advantages as our technologies at a lower or comparable price, there is a risk that these customers may treat sound encoding technologies such as ours as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. The commoditization of our audio technologies, as opposed to treatment as a premium solution, could adversely affect our business, and operating results.
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
Our inability to obtain timely delivery of key components of acceptable quality, any significant increases in the prices of components, or the redesign of our products could result in material production delays, increased costs, and reductions in shipments of our products, any of which could increase our operating costs, harm our customer relationships, or have a material adverse affect on our business and operating results.
Revenue from our products may suffer if our production processes encounter problems or if we are not able to match our production capacity to fluctuating levels of demand.
Our products are highly complex and production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time in a cost effective manner, which could harm our competitive position. We have a single production facility and increasingly use contract manufacturers for a significant portion of our production capacity. Our reliance on contract manufacturers for the manufacture of our products involves risks, including limited control over timely delivery and quality of such products. If production of our products is interrupted, we may not be able to manufacture products on a timely basis. A shortage of manufacturing capacity for our products could adversely affect our operating results and damage our customer relationships. We may be unable to quickly adapt our manufacturing capacity to rapidly changing market conditions and a contract manufacturer may encounter similar difficulties. Likewise, we may be unable to quickly respond to fluctuations in customer demand or contract manufacturer interruptions. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products. Any inability to effectively respond to fluctuations in customer demand for our products or contract manufacturer interruptions may adversely affect our gross margins.
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
Newly introduced and new versions of licensee products that incorporate our technologies are complex and may contain undetected software or hardware errors. In addition, the combination or incorporation of these newly introduced products with products from other companies can make it difficult to identify the source of a problem. Any negative publicity or impact relating to these product problems could adversely affect the perception of our brand. In addition, these errors could result in loss of, or delay in, market acceptance of those products or Dolby technologies, or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. Although we generally attempt to contractually limit our liability for our licensees’ defective products, we may elect to help re-engineer those products, which could adversely affect our operating results.
A loss of one or more of our key customers or licensees in any of our markets could adversely affect our operating results.
From time to time, one or a small number of our customers or licensees may represent a significant percentage of our licensing, products, or services revenue. For example, revenue from Microsoft represented approximately 8% and 14% of our total revenue in the second quarter of fiscal 2013 and 2012, respectively, and approximately 10% and 14% of our total revenue in the fiscal year-to-date period ended March 29, 2013 and March 30, 2012, respectively. Additionally, revenues from Samsung have continued on an upward trend, representing approximately 13% of our total revenue in the second quarter of fiscal 2013 and approximately 12% in the fiscal year-to-date period ended March 29, 2013. Revenues from Samsung did not exceed 10% of our total revenue in the prior periods presented. Although we have agreements with many of these customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, whether due to strategic redirections or adverse changes in their businesses or for other reasons, could have a significant adverse affect on our operating results.
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
We expect that new environmental laws and regulations, introduced on an ongoing basis, will have the potential to affect our manufacturing and licensing operations. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse affect on our business.
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
In addition, the SEC has adopted rules regarding disclosure of the use of conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold), which are mined from the Democratic Republic of the Congo and surrounding countries. This requirement could affect the sourcing of materials used in our products as well as the companies we used to manufacture our products. We expect to incur costs to design and implement a process to discover the origin of the tantalum, tin, tungsten, and gold used in our products, and to audit our conflict minerals disclosures. Our reputation may also suffer if we have included conflict minerals originating in the Democratic Republic of the Congo or surrounding countries in our products, and those conflict minerals funded armed groups in the region.
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
We rely significantly on a global network of independent, regional distributors to market and distribute our cinema and broadcast products. Our distributor arrangements are non-exclusive and our distributors are not obligated to buy our products and can represent competing products. The loss of a major distributor or the inability or unwillingness of our distributors to dedicate the resources necessary to promote our portfolio of products could adversely affect our revenue. Furthermore, our distributors could retain product channel inventory levels that exceed future anticipated sales, which could adversely affect future sales to those distributors. In addition, failures of our distributors to adhere to our policies or other ethical practices could adversely affect us. For example, while we have implemented policies designed to promote compliance with global anticorruption laws, export controls, and local laws, we do not have direct control over the business and risk management policies adopted by our distributors, and they could act contrary to our policies.
For the foreseeable future, Ray Dolby or his affiliates or family members will be able to control the selection of all members of our Board of Directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.
At March 29, 2013, Ray Dolby and his affiliates, including his family members, owned 21,654 shares of our Class A common stock and 54,943,049 shares of our Class B common stock. As of March 29, 2013, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99.7% of our outstanding Class B common stock, which in the aggregate represented approximately 91.9% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
We cannot predict the effect the trading plan sales may have on the future trading prices of our Class A common stock. As of March 29, 2013, we had a total of 101,713,928 shares of Class A and Class B common stock outstanding.
As of March 29, 2013, our directors and executive officers beneficially held 54,953,049 shares of Class B common stock, 208,552 shares of Class A common stock, vested options to purchase 22,274 shares of Class B common stock and vested options to purchase 602,089 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
In the fiscal quarter ended March 29, 2013, we issued an aggregate of 24,451 shares of our Class B common stock to certain employees, officers, and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of less than $0.2 million in the fiscal quarter ended March 29, 2013, as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. As of March 29, 2013, options to purchase an aggregate of 133,249 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding the Company’s purchases of its Class A Common stock, $0.001 par value per share, during the second quarter of fiscal 2013:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
December 29, 2012 - January 25, 2013	382,481	$29.99	382,481	$132.9 million
January 26, 2013 - February 22, 2013	—	—	—	$132.9 million
February 23, 2013 - March 29, 2013	—	—	—	$132.9 million
Total	382,481		382,481

(1)	Excludes commission costs.

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

(3)	Amounts shown in this column reflect amounts remaining under the stock repurchase program.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
10.1*	Dolby Laboratories, Inc. 2005 Stock Plan, as amended and restated on February 5, 2013	Current Report on Form 8-K	February 11, 2013
10.2*	Dolby Laboratories, Inc. Employee Stock Purchase Plan, as amended and restated on February 5, 2013	Current Report on Form 8-K	February 11, 2013
10.3*	Consulting Services Agreement dated as of February 7, 2013, by and between David Dolby and Dolby Laboratories, Inc.
10.4*	Separation Agreement and Release dated as of March 27, 2013, by and between Ramzi Haidamus and Dolby Laboratories, Inc.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema Document
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF‡	XBRL Extension Definition
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document
* Denotes a management contract or compensatory arrangement
‡ Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 2, 2013

DOLBY LABORATORIES, INC.

By:	/s/ Lewis Chew
Lewis Chew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)