Form 10-Q
period 2013-06-28
Dolby Laboratories, Inc.
filed 2013-07-31
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2013
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 19, 2013 the registrant had 46,772,289 shares of Class A common stock, par value $0.001 per share, and 54,997,311 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q

	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 28, 2013 and September 28, 2012	3

	Condensed Consolidated Statements of Operations for the Fiscal Quarters and Fiscal Year-to-date Periods Ended June 28, 2013 and June 29, 2012	4

	Condensed Consolidated Statements of Comprehensive Income for the Fiscal Quarters and Fiscal Year-to-date Periods Ended June 28, 2013 and June 29, 2012	5

	Condensed Consolidated Statements of Stockholders' Equity for the Fiscal Year-to-date Periods Ended June 28, 2013 and June 29, 2012	6

	Condensed Consolidated Statements of Cash Flows for the Fiscal Year-to-date Periods Ended June 28, 2013 and June 29, 2012	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	36

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6.	Exhibits	52

Signatures		53

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 28, 2013	September 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$408,561	$492,600
Short-term investments	109,342	302,693
Accounts receivable, net of allowance of $758 at June 28, 2013 and $956 at September 28, 2012	74,528	43,495
Inventories	12,795	16,700
Deferred taxes	79,114	80,966
Prepaid expenses and other current assets	30,200	33,832
Total current assets	714,540	970,286
Long-term investments	335,371	361,614
Property, plant and equipment, net	245,667	254,676
Intangible assets, net	44,736	56,526
Goodwill	278,718	281,375
Deferred taxes	36,591	22,634
Other non-current assets	11,827	13,687
Total assets	$1,667,450	$1,960,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,845	$14,831
Accrued liabilities	119,154	116,092
Income taxes payable	1,012	2,424
Deferred revenue	23,233	23,493
Total current liabilities	152,244	156,840
Long-term deferred revenue	19,073	18,192
Deferred taxes	—	2,696
Other non-current liabilities	46,271	39,837
Total liabilities	217,588	217,565
Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: 46,735,504 shares issued and outstanding at June 28, 2013 and 46,496,635 at September 28, 2012	47	46
Class B common stock, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 54,997,311 shares issued and outstanding at June 28, 2013 and 56,598,829 at September 28, 2012	55	57
Additional paid-in capital	17,111	—
Retained earnings	1,408,587	1,709,479
Accumulated other comprehensive income	5,812	10,687
Total stockholders’ equity – Dolby Laboratories, Inc.	1,431,612	1,720,269
Controlling interest	18,250	22,964
Total stockholders’ equity	1,449,862	1,743,233
Total liabilities and stockholders’ equity	$1,667,450	$1,960,798
See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenue:
Licensing	$184,707	$180,886	$616,038	$609,159
Products	17,381	22,132	60,605	75,760
Services	4,986	7,304	16,379	22,340
Total revenue	207,074	210,322	693,022	707,259
Cost of revenue:
Cost of licensing	4,053	2,892	13,542	9,523
Cost of products	16,269	14,529	47,964	46,052
Cost of services	4,018	3,610	11,722	9,458
Total cost of revenue	24,340	21,031	73,228	65,033
Gross margin	182,734	189,291	619,794	642,226
Operating expenses:
Research and development	42,915	35,123	127,299	102,185
Sales and marketing	58,528	49,269	175,079	138,779
General and administrative	38,413	36,859	123,324	109,605
Restructuring charges/(credits)	5,930	(85)	5,930	1,193
Total operating expenses	145,786	121,166	431,632	351,762
Operating income	36,948	68,125	188,162	290,464
Interest income	820	1,513	3,063	4,664
Interest expense	(77)	(26)	(504)	(57)
Other income, net	156	709	1,057	969
Income before income taxes	37,847	70,321	191,778	296,040
Provision for income taxes	(7,345)	(18,915)	(47,560)	(82,951)
Net income including controlling interest	30,502	51,406	144,218	213,089
Less: net (income)/loss attributable to controlling interest	(286)	123	(742)	(281)
Net income attributable to Dolby Laboratories, Inc.	$30,216	$51,529	$143,476	$212,808
Net income per share:
Basic	$0.30	$0.48	$1.41	$1.97
Diluted	$0.29	$0.48	$1.39	$1.96
Weighted-average shares outstanding:
Basic	101,751	106,328	101,917	107,876
Diluted	103,031	107,202	102,999	108,493
Related party rent expense included in operating expenses	$1,494	$343	$2,180	$1,029
Related party rent expense included in net income attributable to controlling interest	$831	$732	$2,467	$2,118
See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income including controlling interest	$30,502	$51,406	$144,218	$213,089
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	(2,008)	(3,117)	(3,878)	(1,560)
Unrealized gains/(losses) on available-for-sale securities, net of tax	(852)	(279)	(1,414)	(87)
Comprehensive income	27,642	48,010	138,926	211,442
Less: comprehensive (income)/loss attributable to controlling interest	(388)	286	(326)	(270)
Comprehensive income attributable to Dolby Laboratories, Inc.	$27,254	$48,296	$138,600	$211,172

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling interest	Total
Balance at September 28, 2012	$103	$—	$1,709,479	$10,687	$1,720,269	$22,964	$1,743,233
Net income	—	—	143,476	—	143,476	742	144,218
Translation adjustments, net of taxes of $1,037	—	—	—	(3,461)	(3,461)	(417)	(3,878)
Unrealized losses on available-for-sale securities, net of taxes of $793	—	—	—	(1,414)	(1,414)	—	(1,414)
Distributions to controlling interest	—	—	—	—	—	(5,039)	(5,039)
Stock-based compensation expense	—	49,932	—	—	49,932	—	49,932
Repurchase of common stock	(1)	(37,979)	(36,162)	—	(74,142)	—	(74,142)
Cash dividends declared and paid on common stock	—	—	(408,206)	—	(408,206)	—	(408,206)
Tax benefit/(deficiency) from stock incentive plans	—	(2,749)	—	—	(2,749)	—	(2,749)
Class A common stock issued under employee stock plans	—	13,313	—	—	13,313	—	13,313
Shares repurchased for tax withholdings on vesting of restricted stock units	—	(5,709)	—	—	(5,709)	—	(5,709)
Exercise of Class B stock options	—	303	—	—	303	—	303
Balance at June 28, 2013	$102	$17,111	$1,408,587	$5,812	$1,431,612	$18,250	$1,449,862

	Dolby Laboratories, Inc.
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling interest	Total
Balance at September 30, 2011	$110	$210,681	$1,445,189	$7,533	$1,663,513	$21,837	$1,685,350
Net income	—	—	212,808	—	212,808	281	213,089
Translation adjustments, net of taxes of $(631)	—	—	—	(1,549)	(1,549)	(11)	(1,560)
Unrealized losses on available-for-sale securities, net of taxes of $48	—	—	—	(87)	(87)	—	(87)
Distributions to controlling interest	—	—	—	—	—	(13)	(13)
Stock-based compensation expense	—	33,721	—	—	33,721	—	33,721
Capitalized stock-based compensation expense	—	338	—	—	338	—	338
Repurchase of common stock	(5)	(189,954)	—	—	(189,959)	—	(189,959)
Tax benefit/(deficiency) from stock incentive plans	—	(2,633)	—	—	(2,633)	—	(2,633)
Class A common stock issued under employee stock plans	—	16,117	—	—	16,117	—	16,117
Shares repurchased for tax withholdings on vesting of restricted stock units	—	(3,380)	—	—	(3,380)	—	(3,380)
Exercise of Class B stock options	—	79	—	—	79	—	79
Balance at June 29, 2012	$105	$64,969	$1,657,997	$5,897	$1,728,968	$22,094	$1,751,062

See accompanying notes to unaudited condensed consolidated financial statements

DOLBY LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-to-Date Ended
	June 28, 2013	June 29, 2012
Operating activities:
Net income including controlling interest	$144,218	$213,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,615	31,189
Stock-based compensation	49,932	34,243
Amortization of premium on investments	8,101	13,280
Excess tax benefit from exercise of stock options	(621)	(941)
Provision for doubtful accounts	(89)	449
Deferred income taxes	(12,973)	(7,075)
Other non-cash items affecting net income	(800)	38
Changes in operating assets and liabilities:
Accounts receivable	(30,829)	15,359
Inventories	5,636	5,275
Prepaid expenses and other assets	6,924	582
Accounts payable and other liabilities	(840)	(1,567)
Income taxes, net	(3,164)	6,857
Deferred revenue	655	(221)
Other non-current liabilities	1,723	2,441
Net cash provided by operating activities	207,488	312,998
Investing activities:
Purchases of available-for-sale securities	(413,688)	(431,894)
Proceeds from sales of available-for-sale securities	534,109	261,520
Proceeds from maturities of available-for-sale securities	92,850	202,915
Purchases of property, plant and equipment	(17,801)	(50,225)
Acquisitions, net of cash acquired	—	(575)
Other investments	(3,000)	—
Purchases of intangible assets	(4,050)	(350)
Proceeds from sales of property, plant and equipment and assets held for sale	376	988
Net cash provided by/(used in) investing activities	188,796	(17,621)
Financing activities:
Proceeds from issuance of common stock	13,616	16,196
Repurchase of common stock	(74,142)	(189,959)
Payment of cash dividend	(408,206)	—
Distribution to controlling interest	(5,039)	—
Excess tax benefit from the exercise of stock options	621	941
Shares repurchased for tax withholdings on vesting of restricted stock	(5,709)	(3,380)
Net cash used in financing activities	(478,859)	(176,202)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,464)	(279)
Net increase/(decrease) in cash and cash equivalents	(84,039)	118,896
Cash and cash equivalents at beginning of period	492,600	551,512
Cash and cash equivalents at end of period	$408,561	$670,408

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$64,155	$83,185
Cash paid for interest	$66	$8
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
The results for the fiscal quarter and fiscal year-to-date period ended June 28, 2013 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 27, 2013.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 and 39 week periods ended June 28, 2013 and June 29, 2012. Our fiscal year ending September 27, 2013 (fiscal 2013) consists of 52 weeks and our fiscal year ended September 28, 2012 (fiscal 2012) consisted of 52 weeks.
Reclassifications
Beginning in the first quarter of fiscal 2013, we have recorded settlements from implementation licensees as licensing revenue rather than as an offset to sales and marketing expense. In order to conform to the current period's presentation, we have reclassified these settlements for the prior periods presented within our condensed consolidated statements of operations. For the third quarter and fiscal year-to-date period ended June 29, 2012, licensing revenue now includes amounts recognized under settlement agreements of $2.5 million and $5.8 million, respectively. The reclassification did not impact our previously reported operating income, operating cash flows, net income, or earnings per share.
In addition to the reclassification mentioned above, we have reclassified certain prior period amounts within our condensed consolidated financial and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, operating cash flows, or net income.
2.  Summary of Significant Accounting Policies
We continually assess any new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") to determine their applicability and impact to our Company. Where it is determined that a new accounting pronouncement will result in a change to our financial reporting, we take the appropriate steps to ensure that such changes are properly reflected on our condensed consolidated financial statements or notes thereto.

Recently Adopted Accounting Standards
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

The adoption of new accounting pronouncements has not had a significant impact on our condensed consolidated financial statements or notes thereto, and has not resulted in a change to our significant accounting policies. Furthermore, there have not been any changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.
Recently Issued Accounting Standards Not Yet Adopted
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
In February 2013, the FASB issued ASU 2013-02,1 which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"). The ASU is intended to help entities improve the transparency of changes in other comprehensive income ("OCI") and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. This new guidance, which is to be applied on a retrospective basis, is effective for entities with annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods. Thus, the effective date of this amended guidance will commence in the first quarter of fiscal 2014. As this new standard only requires enhanced disclosure, the adoption of this guidance will result only in changes in our financial statement presentation and will not impact our financial position or results of operations.

3.  Composition of Certain Financial Statement Captions
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consist of the following:

	June 28, 2013	September 28, 2012
	(in thousands)
Cash and cash equivalents:
Cash	$371,097	$468,622
Cash equivalents:
Money market funds	28,887	17,090
U.S. agency securities	7,070	—
Commercial paper	—	4,885
Corporate bonds	503	—
Municipal debt securities	1,004	2,003
Total cash and cash equivalents	408,561	492,600
Short-term investments:
U.S. agency securities	2,000	3,999
Commercial paper	2,987	19,414
Corporate bonds	49,664	107,243
Municipal debt securities	54,691	172,037
Total short-term investments	109,342	302,693
Long-term investments (1):
U.S. agency securities	44,861	21,013
Corporate bonds	103,345	112,993
Municipal debt securities	184,165	227,608
Other long-term investments (2)	3,000	—
Total long-term investments	335,371	361,614
Total cash, cash equivalents and investments	$853,274	$1,156,907

(1)	Our long-term investments have maturities that range from one to three years.

(2)	Other long-term investments include a $3.0 million investment made in the first quarter of fiscal 2013, which we have accounted for under the cost method of accounting.
Our investment portfolio, which is recorded as cash equivalents, short-term investments, and long-term investments, consists of the following:

	June 28, 2013
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Money market funds	$28,887	$—	$—	$28,887
U.S. agency securities	54,061	17	(147)	53,931
Commercial paper	2,987	—	—	2,987
Corporate bonds	153,664	247	(399)	153,512
Municipal debt securities	240,108	248	(496)	239,860
Cash equivalents and investments (1)	$479,707	$512	$(1,042)	$479,177

(1)	Our investment portfolio of cash equivalents and investments exclude our $3.0 million cost method investment made in the first quarter of fiscal 2013.

	September 28, 2012
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Money market funds	$17,090	$—	$—	$17,090
U.S. agency securities	24,997	18	(3)	25,012
Commercial paper	24,299	—	—	24,299
Corporate bonds	219,265	990	(19)	220,236
Municipal debt securities	400,958	728	(38)	401,648
Cash equivalents and investments	$686,609	$1,736	$(60)	$688,285
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
The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position:

	June 28, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$27,837	$(147)	$—	$—	$27,837	$(147)
Corporate bonds	86,140	(399)	—	—	86,140	(399)
Municipal debt securities	137,094	(496)	—	—	137,094	(496)
Total	$251,071	$(1,042)	$—	$—	$251,071	$(1,042)

	September 28, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$6,999	$(3)	$—	$—	$6,999	$(3)
Corporate bonds	25,277	(19)	—	—	25,277	(19)
Municipal debt securities	87,705	(37)	5,565	(1)	93,270	(38)
Total	$119,981	$(59)	$5,565	$(1)	$125,546	$(60)
The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of June 28, 2013, we had certain securities that were in an unrealized loss position, however we do not intend to, nor currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at June 28, 2013 or September 28, 2012 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within our investment portfolio based on stated maturities as of June 28, 2013 and September 28, 2012, which are recorded within cash equivalents, short-term investments, and long-term investments:

	June 28, 2013		September 28, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due within 1 year	$117,809	$117,919	$302,154	$302,693
Due in 1 to 2 years	176,210	176,258	209,302	209,871
Due in 2 to 3 years	156,801	156,113	151,174	151,743
Total	$450,820	$450,290	$662,630	$664,307

Accounts Receivable
Accounts receivable consists of the following:

	June 28, 2013	September 28, 2012
	(in thousands)
Trade accounts receivable	$70,854	$43,565
Accounts receivable related to patent administration program	4,432	886
Accounts receivable, gross	75,286	44,451
Less: allowance for doubtful accounts	(758)	(956)
Accounts receivable, net	$74,528	$43,495
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 28, 2013	September 28, 2012
	(in thousands)
Raw materials	$919	$4,403
Work in process	23	—
Finished goods	11,853	12,297
Inventories	$12,795	$16,700

We have included $4.8 million and $6.5 million of raw materials inventory within other non-current assets in our condensed consolidated balance sheets as of June 28, 2013 and September 28, 2012, respectively. The majority of the inventory included in non-current assets was purchased in bulk in fiscal 2012 to obtain a significant volume discount, and is expected to be consumed over a period that exceeds 12 months. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 28, 2013	September 28, 2012
	(in thousands)
Prepaid assets	$9,196	$14,955
Other current assets	11,336	13,165
Income tax receivable	9,668	5,712
Prepaid expenses and other current assets	$30,200	$33,832

Property, Plant and Equipment
Property, plant and equipment are recorded at cost and consist of the following:

	June 28, 2013	September 28, 2012
	(in thousands)
Land	$48,039	$48,227
Buildings	33,185	27,266
Leasehold improvements	64,368	68,352
Machinery and equipment	36,539	29,070
Computer systems and software	89,953	86,266
Furniture and fixtures	13,400	13,158
Construction in progress	83,500	79,965
	368,984	352,304
Less: accumulated depreciation	(123,317)	(97,628)
Property, plant and equipment, net	$245,667	$254,676
Depreciation expense for our property, plant and equipment is included in cost of products, cost of services, research and development expenses, sales and marketing expenses, and general and administrative expenses in our condensed consolidated statements of operations.
Goodwill and Intangible Assets
We completed our annual goodwill impairment assessment in the fiscal quarter ended June 28, 2013 at which time the consolidated balance of goodwill totaled $278.7 million. We determined, after performing a qualitative review, that it is more likely than not that the fair value of our reporting units is substantially in excess of their carrying amount. Accordingly there was no indication of impairment and the two-step goodwill impairment test was not required. We did not incur any goodwill impairment losses in either the fiscal year-to-date period ended June 28, 2013 or June 29, 2012.
The following table outlines changes to the carrying amount of goodwill:

Total
(in thousands)
Balance at September 28, 2012	$281,375
Translation adjustments	(2,657)
Balance at June 28, 2013	$278,718
Intangible assets consist of the following:

	June 28, 2013			September 28, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:	(in thousands)
Acquired patents and technology	$79,338	$(48,351)	$30,987	$79,213	$(40,071)	$39,142
Customer relationships	30,690	(18,774)	11,916	30,679	(16,386)	14,293
Other intangibles	20,967	(19,134)	1,833	20,925	(17,834)	3,091
Total	$130,995	$(86,259)	$44,736	$130,817	$(74,291)	$56,526
Amortization expense for our intangible assets is included in cost of licensing, cost of products, and sales and marketing expenses in our condensed consolidated statements of operations.

As of June 28, 2013, our expected amortization expense in future periods is as follows:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2013	$3,854
2014	13,619
2015	11,163
2016	8,993
2017	5,855
Thereafter	1,252
Total	$44,736
Accrued Liabilities
Accrued liabilities consist of the following:

	June 28, 2013	September 28, 2012
	(in thousands)
Accrued royalties	$6,202	$2,391
Amounts payable to joint licensing program partners	39,774	35,492
Accrued compensation and benefits	43,855	47,331
Accrued professional fees	4,132	4,893
Other accrued liabilities	25,191	25,985
Accrued liabilities	$119,154	$116,092
Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	June 28, 2013	September 28, 2012
	(in thousands)
Supplemental retirement plan obligations	$2,147	$2,042
Non-current tax liabilities	25,827	20,862
Other liabilities	18,297	16,933
Other non-current liabilities	$46,271	$39,837
See Note 8 “Income Taxes” for additional information related to tax liabilities.

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

Level 1:	Quoted prices in active markets at the measurement date for identical assets and liabilities.

Level 2:	Prices may be based upon quoted prices in active markets or inputs not quoted on active markets but are corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities carried at fair value are classified below:

	June 28, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$2,245	$—	$—	$2,245
Money market funds (2)	28,887	—	—	28,887
Commercial paper (3)	—	2,987	—	2,987
Corporate bonds (2), (3), (4)	—	153,511	—	153,511
Municipal debt securities (2), (3), (4)	—	239,860	—	239,860
U.S. agency securities (2), (3), (4)	53,931	—	—	53,931
Total	$85,063	$396,358	$—	$481,421

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.

(2)	These assets are included within cash and cash equivalents.

(3)	These assets are included within short-term investments.

(4)	These assets are included within long-term investments.

	June 28, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$2,245	$—	$—	$2,245
Total	$2,245	$—	$—	$2,245

(1)	These liabilities are included within accrued liabilities and within other non-current liabilities.

	September 28, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments held in supplemental retirement plan (1)	$2,140	$—	$—	$2,140
Money market funds (2)	17,090	—	—	17,090
Commercial paper (3)	—	24,299	—	24,299
Corporate bonds (4)	—	220,236	—	220,236
Municipal debt securities (2), (4)	—	401,648	—	401,648
U.S. agency securities (4)	25,012	—	—	25,012
Total	$44,242	$646,183	$—	$690,425

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.

(2)	These assets are included within cash and cash equivalents.

(3)	These assets are included within short-term investments and within long-term investments.

	September 28, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Investments held in supplemental retirement plan (1)	$2,140	$—	$—	$2,140
Total	$2,140	$—	$—	$2,140

(1)	These liabilities are included within accrued liabilities and within other non-current liabilities.
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
We did not own any Level 3 financial assets or liabilities as of June 28, 2013 or September 28, 2012.
5.  Stockholders’ Equity and Stock-Based Compensation
We have adopted compensation plans that provide stock-based awards as a form of compensation for employees, officers, and directors. We have issued stock-based awards in the form of stock options, restricted stock units ("RSU"), and stock appreciation rights under our equity incentive plans, as well as shares under our Employee Stock Purchase Plan (“ESPP”). We recognize stock-based compensation expense net of estimated forfeitures.
Stock-based compensation expense recorded in our condensed consolidated statements of operations was as follows:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 28, 2013 (2)	June 29, 2012	June 28, 2013 (2)	June 29, 2012
	(in thousands)
Stock-based compensation:
Stock options (1)	$5,438	$5,047	$17,437	$17,101
Restricted stock units	10,967	5,235	29,826	16,379
Employee stock purchase plan	878	442	2,669	667
Stock appreciation rights	—	17	—	96
Total stock-based compensation	17,283	10,741	49,932	34,243
Benefit from income taxes	(5,143)	(3,268)	(15,053)	(10,759)
Total stock-based compensation, net of tax	$12,140	$7,473	$34,879	$23,484

(1)	Expense excludes $0.4 million in the fiscal year-to-date period ended June 29, 2012 related to stock-based compensation which was capitalized to property, plant and equipment.

(2)
We also recognize a tax benefit from certain exercises of incentive stock options and shares issued under our ESPP which are not included in the table above. This benefit was $0.2 million and $0.1 million in the third quarter of fiscal 2013 and fiscal 2012, and $0.4 million and $0.2 million in the fiscal year-to-date period ended June 28, 2013 and June 29, 2012, respectively.

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in thousands)
Stock-based compensation expense was classified as follows:
Cost of products	$187	$158	$585	$503
Cost of services	84	57	308	174
Research and development	4,133	2,668	13,033	8,300
Sales and marketing	5,569	3,820	16,736	11,539
General and administrative	5,443	4,038	17,403	13,727
Restructuring	1,867	—	1,867	—
Total stock-based compensation expense	$17,283	$10,741	$49,932	$34,243
At June 28, 2013, total unrecorded stock-based compensation expense associated with employee stock options expected to vest was approximately $40.0 million, which is expected to be recognized over a weighted-average period of 2.8 years. At June 28, 2013, total unrecorded stock-based compensation expense associated with restricted stock units expected to vest was approximately $77.2 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table summarizes information about stock options issued to officers, directors, and employees under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 28, 2012	4,622	$32.50
Grants (1)	2,313	30.25
Exercises	(313)	22.32		$3,326
Forfeitures and cancellations	(187)	41.02
Options outstanding at June 28, 2013	6,435	29.69	7.6	29,873
Options vested and expected to vest at June 28, 2013	6,181	29.65	7.6	28,981
Options exercisable at June 28, 2013	2,690	28.47	5.7	17,040

(1)
Includes the additional shares of our common stock issuable upon the exercise of those options subject to the equity award modification that occurred in the first quarter of fiscal 2013 in connection with the special cash dividend.

Aggregate intrinsic value is based on the closing price of our common stock on June 28, 2013 of $33.45 and excludes the impact of stock options that were not in-the-money.

 We use the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. The fair value of our stock-based awards was estimated using the following weighted-average assumptions:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Expected life (in years)	4.37	4.53	4.37	4.53
Risk-free interest rate	0.6%	0.6%	0.5%	0.7%
Expected stock price volatility	35.3%	41.5%	40.4%	44.0%
Dividend yield	—	—	—	—

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2005 Stock Plan:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at September 28, 2012	2,572	$37.98
Granted	1,194	30.96
Vested	(552)	41.03
Forfeitures	(133)	36.90
Non-vested at June 28, 2013	3,081	34.76

Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of up to $250.0 million of our Class A common stock. Our Board of Directors approved an additional $300.0 million for our stock repurchase program in July 2010, $250.0 million in July 2011, and an additional $100.0 million in February 2012, for a total authorization of up to $900.0 million in stock repurchases. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation programs, and other market conditions. We may limit, suspend, or terminate the stock repurchase program at any time without prior notice. This program does not have a specified expiration date. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of June 28, 2013, the remaining authorization to purchase additional shares is $124.1 million.

Stock repurchase activity under the stock repurchase program during the fiscal year-to-date period ended June 28, 2013 is summarized as follows:

	Shares Repurchased	Cost (in thousands) (1)	Average Price Paid per Share (2)
Repurchase activity for the fiscal quarter ended December 28, 2012	1,674,648	$53,956	$32.20
Repurchase activity for the fiscal quarter ended March 29, 2013	382,481	11,477	$29.99
Repurchase activity for the fiscal quarter ended June 28, 2013	250,000	8,709	$34.82
Total	2,307,129	$74,142

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Excludes commission costs.
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

In connection with the declaration of this special dividend in the first quarter of fiscal 2013, we adjusted the number and exercise price of certain eligible outstanding stock options and stock appreciation rights granted under our 2005 Stock Plan and 2000 Stock Incentive Plan in a manner intended to preserve the pre-cash dividend economic value of these awards. Eligible awards include stock options and stock appreciation rights that were granted prior to December 2012 and were outstanding as of the day following the record date, with the exception of stock options held by employees in Australia which were not adjusted due to tax considerations. The modification of these existing awards at the dividend declaration date resulted in a total net incremental charge to compensation expense of approximately $7.9 million, of which approximately $4.2 million was recognized in the fiscal year-to-date period ended June 28, 2013. This incremental charge is being recognized over the vesting periods of the original awards, determined on a grant-by-grant basis, based on the extent to which the awards were vested as of the date of modification. The incremental charge related to all fully-vested awards as of the modification date was recognized in the first quarter of fiscal 2013. The vesting period for those awards not fully-vested at the time of modification range from one to four years.

Additionally, all outstanding RSUs under the 2005 Stock Plan that were unvested on the day following the record date, including RSUs that were granted on the record date, were modified to allow for the granting of a dividend equivalent (as such term is defined in the 2005 Stock Plan) with respect to each share of our Class A Common Stock underlying the unvested RSU. The dividend equivalent is payable in cash in a per share amount equal to the per share cash dividend on the same date that the related underlying restricted stock unit shares vest. The granting of the dividend equivalent for all outstanding RSUs resulted in a total net incremental charge to compensation expense of approximately $11.9 million, of which approximately $3.5 million was recognized in the fiscal year-to-date period ended June 28, 2013. This incremental charge is being recognized over the remaining vesting periods of the RSUs at the date of modification, determined on a grant-by-grant basis. These vesting periods range from one to four years beginning on the first anniversary of the grant.
6. Restructuring
In April 2013, we implemented a plan to reorganize certain activities and responsibilities within our marketing function under a strategic restructuring program, and as a result, recognized approximately $5.9 million in restructuring costs during the fiscal quarter ended June 28, 2013. This charge included $2.8 million in severance and other related benefits offered to approximately 36 employees that were affected as a result of this action and $1.9 million of stock-based compensation expense for previously awarded grants that will vest through the second quarter of fiscal 2014 pursuant to their original terms. Expenses of $1.2 million associated with the exit of a facility are also included in restructuring charges in the accompanying condensed consolidated statements of operations. We do not expect to incur additional restructuring charges in subsequent quarters related to this plan.

Changes in restructuring accruals under the current plan, which are included within accrued liabilities on our condensed consolidated balance sheets, were as follows:

	Severance and associated costs	Facilities and contract termination costs	Total
	(in thousands)
Restructuring charges	4,779	1,151	5,930
Cash payments	(1,670)	—	(1,670)
Non-cash restructuring charges	(1,867)	—	(1,867)
Balance at June 28, 2013	$1,242	$1,151	$2,393
7.  Earnings Per Share
We compute basic earnings per share ("EPS") by dividing net income attributable to Dolby Laboratories, Inc. by the weighted-average number of shares of Class A and Class B common stock outstanding during the period. For diluted earnings per share, we divide net income attributable to Dolby Laboratories, Inc. by the sum of the weighted-average number of shares of Class A and Class B common stock outstanding and the potential number of dilutive shares of Class A and Class B common stock outstanding during the period. Note that since EPS is calculated using separate average share count figures both for fiscal quarters and year-to-date periods presented and as a result of the effect of rounding to the nearest cent per diluted share, the sum of four quarters' EPS may not necessarily equal the full-year EPS.
The following table sets forth the computation of basic and diluted earnings per share attributable to Dolby Laboratories, Inc.:

	Fiscal Quarter End		Fiscal Year-to-Date Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$30,216	$51,529	$143,476	$212,808
Denominator:
Weighted-average shares outstanding—basic	101,751	106,328	101,917	107,876
Potential common shares from options to purchase Class A and Class B common stock	307	577	293	496
Potential common shares from restricted stock units	972	297	790	121
Weighted-average shares outstanding—diluted	103,031	107,202	102,999	108,493
Net income per share attributable to Dolby Laboratories, Inc.—basic	$0.30	$0.48	$1.41	$1.97
Net income per share attributable to Dolby Laboratories, Inc.—diluted	$0.29	$0.48	$1.39	$1.96
Antidilutive options excluded from calculation	5,048	5,636	5,274	6,318
Antidilutive restricted stock units excluded from calculation	354	426	1,769	1,657
8.  Income Taxes
Effective Tax Rate.    Our effective tax rate is based on a projection of our annual fiscal year results, and is affected each quarter-end by several factors. These include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate was 19% and 27% for the third quarter of fiscal 2013 and fiscal 2012, respectively. Our effective tax rate for the third quarter of fiscal 2013 was lower than the third quarter of fiscal 2012 primarily due to the re-organization of a foreign subsidiary associated with a previous acquisition which resulted in the release of certain deferred tax liabilities. In addition, we recognized additional benefits from the reinstatement of the federal research credits in January 2013.
Our effective tax rate was 25% and 28% for the fiscal year-to-date period ended June 28, 2013 and June 29, 2012, respectively. Our effective tax rate for the fiscal year-to-date period ended June 28, 2013 was lower than the fiscal year-to-date period ended June 29, 2012 primarily due to the same factors discussed above.
Unrecognized Tax Benefits.    As of June 28, 2013, the total amount of gross unrecognized tax benefits was $22.2 million, of which $15.5 million, if recognized, would reduce our effective tax rate. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our condensed consolidated balance sheets.

Withholding Tax.    We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities. We reduce our income tax provision for withholding taxes in various jurisdictions for allowable foreign tax credits. Withholding tax remittances were $9.0 million and $7.6 million in the third quarter of fiscal 2013 and fiscal 2012, respectively, and $30.3 million and $29.1 million in the fiscal year-to-date period ended June 28, 2013 and June 29, 2012, respectively.
9.  Legal Proceedings
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
10.  Commitments and Contingencies
The following table presents a summary of our contractual obligations and commitments as of June 28, 2013:

	Payments Due By Fiscal Period
	Remainder of Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter	Total
	(in thousands)
Naming rights	$—	$7,341	$7,432	$7,525	$7,619	$126,414	$156,331
Operating leases	4,140	14,305	9,076	6,424	4,706	5,783	44,434
Purchase obligations	2,992	2,535	1,372	212	18	—	7,129
Total	$7,132	$24,181	$17,880	$14,161	$12,343	$132,197	$207,894
Naming rights.    In April 2012, we entered into an agreement for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. The term of the agreement is 20 years, over which we will make payments on a semi-annual basis with the exception of fiscal 2013 when no payments are due. Our payment obligations are conditioned in part on the Academy Awards® being held and broadcast from the Dolby Theatre.
Operating leases.    Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries, for non-cancelable operating leases of office space as of June 28, 2013.
Purchase obligations.    Our purchase obligations consist of agreements to purchase goods and services, entered into in the ordinary course of business. These represent non-cancelable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.
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
In 2012, we announced Dolby Atmos, a new audio platform for cinema that delivers a more natural and realistic sound experience. Since then, over fifty movie titles have been released or announced in Dolby Atmos from major studios such as Disney, Twentieth Century Fox, Paramount and Warner Bros.
We also see opportunities to apply our core strengths in areas beyond audio. For example, we believe that significant improvements can be made in the technology currently used to deliver and play back premium video content, and we have identified solutions that may substantially improve the video experience. Similarly, we have begun to introduce audio solutions that can significantly improve and enhance the clarity and quality of voice communications in areas such as multi-party teleconferencing.
Business Model
We generate the majority of our revenue by licensing technologies to original equipment manufacturers (“OEM”) of consumer entertainment products and to software vendors. We also generate revenue by selling products and related services to creators, distributors and exhibitors of entertainment content.

We participate in the global entertainment industry in several important ways:

•
We offer products, services, and technologies to creators and distributors of entertainment content, such as motion picture, television, and music recording studios, television broadcasters, satellite and cable operators, cinema theatre operators, and increasingly, Internet content streaming and download service providers. These content creators and distributors use our products, services, and technologies to encode and transmit content, creating rich, clear, and immersive audio experiences for consumers upon playback.

•
We license technologies, such as Dolby Digital, Dolby Digital Plus, and Dolby TrueHD to OEMs and software vendors for incorporation into their consumer entertainment, mobile, and other products, so that consumers can play back audio content with our technologies in the rich, clear, and immersive manner the creators intended.

•
We work directly with standards-setting organizations in the entertainment and technology industries, as well as governments and other regulatory bodies, to promote adoption of our technologies in their standards. As a result, our technologies are included in a majority of worldwide TV shipments to support digital TV standards in regions around the world. Our technologies are also included in virtually all DVD players, Blu-ray Disc players, audio/video receivers, and personal computer (“PC”) DVD software players.

We license our technologies to OEMs and software vendors in 44 countries, and our licensees distribute products incorporating our technologies throughout the world. In the fiscal year-to-date period ended June 28, 2013 and June 29, 2012, revenue from outside of the U.S. represented 70% and 67% of our total revenue, respectively. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location in which services are performed.
Opportunities, Challenges, and Risks
Our licensing and product markets are characterized by rapid technological changes, new and improved product features and performance, changing customer demands, evolving industry standards, changing licensee needs, and product life cycles that can result in obsolescence. We believe that these changes present us with opportunities to provide realistic and immersive audio, video, and communications experiences to consumers through new and emerging delivery channels. However, as described below, our licensing revenue is subject to uncertainties and trends relating to technology and market growth, as well as the mix of products sold that incorporate our technologies. Our licensing business also could be affected by adverse general economic conditions, because many of the products in which our technologies are incorporated are discretionary goods.
The following table presents a summary of the composition of our revenues for the quarter and fiscal year-to-date periods ended June 28, 2013 and June 29, 2012:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
Revenue	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Licensing	89%	86%	89%	86%
Products	8%	11%	9%	11%
Services	3%	3%	2%	3%
Total	100%	100%	100%	100%
Licensing
Consumer choices for entertainment content delivery continue to evolve and so has the composition of our licensing revenue. The portion of our licensing revenue that is not derived from optical disc-based products has been increasing over time such that in the third quarter of fiscal 2013, non-optical disc-based revenue represented approximately 70% of total licensing revenue. This was driven by products such as TVs, set-top boxes, and mobile devices, as well as from post-processing technologies incorporated in a range of devices. Our optical disc-based revenue is generated from the licensing of technologies that enable DVD or Blu-ray Disc playback including those incorporated in the Microsoft Windows operating system, independent PC DVD software players, and consumer DVD and Blu-ray Disc players.
Looking forward, we expect continued growth in the proportion of our licensing revenue we derive from non-optical disc sources. This will be driven partly by the maturity of optical disc as a method for delivering content, but also by the significant opportunities presented by digital broadcast and online and mobile distribution, as well as the inclusion of our technologies in the Windows 8 operating system to enable the playback of online content. We also see significant opportunities to offer encode/decode solutions in video and voice communications that leverage our expertise in signal processing, compression, and the capture and playback of content.

Licensing Revenue By Market Comparison
The following table presents the composition of our licensing business and revenues for the quarter and fiscal year-to-date periods ended June 28, 2013 and June 29, 2012:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
Market	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012	Main Products Incorporating Our Technologies
Broadcast	38%	35%	37%	34%	Televisions and set-top boxes
PC	22%	30%	25%	28%	Microsoft Windows operating systems and DVD software players
Consumer Electronics	15%	18%	16%	19%	DVD and Blu-ray Disc players and recorders, audio/video receivers, and home-theater-in-a-box systems
Mobile	12%	7%	11%	8%	Smartphones, tablets and other mobile devices
Other	13%	10%	11%	11%	Video game consoles, Automotive (in-car DVD players)
Total	100%	100%	100%	100%
Content creators and distributors are increasingly focused on delivering content for online consumption across a multitude of media and devices with varying bandwidth and performance capabilities, including PCs, connected TVs, set-top boxes, gaming consoles, connected Blu-ray Disc players, and various mobile devices. Many mobile devices now designed for enhanced capture and playback present a challenge for content creators and device manufacturers seeking consistent audio quality. We believe this challenge provides an opportunity similar to that of digital broadcast, whereby we can provide solutions to optimize the audio experience across the online and portable device markets.
In the area of content creation and delivery, our technologies are included in DVD, Blu-ray Disc, and certain broadcast standards, and we are working to extend our technologies to online delivery services. Online content aggregators, including Netflix, Amazon, VUDU, Apple, HBO GO, Samsung's Acetrax, and the Roxio Now platform, use our technologies to encode video and audio content. Leading music services such as Rhapsody and Omnifone use our audio encoding tools to deliver a rich music experience to their subscribers. Finally, beginning in the second quarter of fiscal 2013, we entered into agreements with Sony, Universal, Fox and Warner Bros. under which these studios will encode their Ultraviolet content in Dolby Digital Plus.
Broadcast Market
Our broadcast market is primarily driven by demand for our technologies in televisions and set-top boxes. We see opportunities in working with specific operators and standards bodies across emerging markets to adopt our multichannel formats. Given the percentage of the world's population that lives in countries in emerging markets and the number of televisions and set-top boxes sold in such markets, we believe that these markets present significant opportunities for growth. As countries within emerging markets convert to digital television, we are well positioned to benefit from this transition. Broadcast services, such as terrestrial broadcast or Internet protocol television ("IPTV") services that operate under bandwidth constraints, represent another area of opportunity for Dolby technologies, which enable the delivery of high quality audio content at reduced bit rates, thereby conserving bandwidth. We may not, however, be able to extend our current success in the broadcast market to these new opportunities.
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
In May 2012, we entered into an agreement with Microsoft under which Dolby Digital Plus 5.1 channel decoding and Dolby Digital two-channel encoding are included in all PCs and tablets licensed to run the Windows 8 operating system. Under the arrangement, OEMs generally are required to directly license and pay us a base royalty rate for the right to use the Dolby technologies included in Windows 8 installed on the PCs they produce for online and file-based content. OEMs are required to pay a higher per-unit royalty for Windows 8 PCs that also include optical disc playback functionality. This higher rate is comparable to the rates paid historically for the inclusion of Dolby disc playback software in the PC market.
We believe that the Microsoft Windows 8 arrangement provides a simple and consistent way for OEMs, using our technologies, to enable playback of content delivered by online services and video in local files on the device. In the quarter ended March 29, 2013, we began generating revenue from the Windows 8 arrangement, and continue to generate revenue from licensing our technologies used in Windows 7 operating systems. The impact on our licensing revenue from the transition to Windows 8 will depend on several factors, including among others, the extent to which Windows 8 is adopted in the marketplace, our ability to establish and extend licensing relationships directly with PC OEMs and ISVs, and our ability to extend the adoption of our technologies to online and mobile platforms.
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
Consumer Electronics ("CE") Market
Our CE market is primarily driven by revenue attributable to Blu-ray Disc and DVD players and recorders. Sales of DVD players are declining as a result of the maturity of the DVD platform and a shift to Blu-ray players and other connected devices capable of delivering content. The decline in DVD revenue is only partly offset by revenue from Blu-ray players which have been adversely impacted by the popularity of other connected devices. At the same time, royalties on Blu-ray devices have declined as licensees have migrated away from these devices to products with lower average selling prices that may not incorporate our technologies.
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
Other Markets
Revenue generated from our other markets typically stem from gaming, automotive and licensing services. Revenue attributable to gaming and automotive is primarily driven by sales of video game consoles and in-car entertainment systems, respectively, that incorporate our Dolby Digital, Dolby Digital Plus, AAC, and Dolby TrueHD technologies. Our licensing revenue in the third quarter of fiscal 2013 includes a one-time fee from a licensee for the use of certain of our imaging technologies in applications that are outside of our typical core markets. Licensing services revenue, from administration of joint licensing programs, is primarily driven by demand for standards-based audio compression technologies for broadcast, PC, CE, and mobile products.
Consumer entertainment products throughout the world incorporate our technologies. We expect that sales of such products incorporating our technologies in emerging economies such as Brazil, China, India, and Russia, will increase in the future as consumers in these markets acquire more disposable income with which to purchase entertainment products. However, events in these economies or in the general global economy may delay or prevent this from occurring. Moreover, OEMs in lower-cost manufacturing countries, including China, could increase production in response to this demand and traditional OEMs could continue to shift their manufacturing operations to these lower-cost manufacturing countries. There are substantial risks associated with doing business in such countries, including OEMs failing to report or underreporting shipments of products incorporating our technologies, that have affected and will continue to affect our operating results.
Revenue from Significant Customers
Revenue from Samsung represented approximately 11% and 12% of our total revenue in the fiscal quarter and year-to-date period ended June 28, 2013, respectively, and consisted primarily of licensing revenue from our mobile and broadcast markets. Revenue from Samsung did not exceed 10% of our total revenue in the prior periods presented. Although revenue from Microsoft did not exceed 10% of our total revenue in the fiscal quarter or year-to-date period ended June 28, 2013, revenue from Microsoft did represent approximately 15% and 14% of our total revenue in the fiscal quarter and year-to-date period ended June 29, 2012, and included licensing revenue from our PC, CE, and other markets.
Products
The following table presents the composition of our products revenue for the quarter and fiscal year-to-date periods ended June 28, 2013 and June 29, 2012:

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
Revenue	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Broadcast	9%	11%	9%	11%
Cinema	87%	86%	87%	86%
Other	4%	3%	4%	3%
Total	100%	100%	100%	100%
Products revenue is driven primarily by sales of equipment to cinema operators and broadcasters. Our cinema products include our Dolby Digital Cinema Integrated Media Block (“IMB”), screen server and central library server for the storage and playback of digital content, and our digital audio processor that provides audio control for our digital cinema servers. Revenue from our cinema products tends to fluctuate based on the underlying trends in the cinema industry, including technology replacement and adoption cycles. One such significant trend is the industry's transition from traditional film to digital cinema, the latter of which eliminates film printing and distribution costs, combats piracy and enables repeated movie playback without image or audio degradation. This transition to digital cinema is substantially complete. Digital cinema specifications are based on open standards that, unlike traditional cinema standards, do not include our proprietary audio technologies. As a result, our competitive position in the digital cinema market is not as strong as our historical position was in the traditional film cinema market. Furthermore, we face more pricing and other competitive pressures for our digital cinema products than we experience for our traditional film cinema products.
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
Our digital 3D products provide 3D image capabilities when combined with a digital cinema projector and server. Our cinema products revenue has been negatively impacted by declines in unit shipments and lower selling prices for 3D products, as the market for 3D cinema equipment has become increasingly competitive. We also believe the decrease in revenue from our 3D products reflects the fact that the industry's transition to 3D enabled screens is substantially complete and has entered into a replacement cycle.
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
Services
Services revenue is primarily tied to activity in the cinema industry, and has been adversely impacted by the industry's transition from film to digital-based production. Services are also dependent upon the volume of film production by studios and independent filmmakers. Several factors influence the number of movies produced in a given fiscal period, including strikes and work stoppages within the cinema industry, as well as tax incentive arrangements provided by many governments to promote local filmmaking. Our services revenue continues to face significant competition from full-service post-production companies.

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
We completed our annual goodwill impairment assessment in the fiscal quarter ended June 28, 2013 at which time the consolidated balance of goodwill totaled $278.7 million. We determined, after performing a qualitative review and assessing the totality of the events and circumstances described above, that it is more likely than not that the fair value of our reporting units is substantially in excess of their carrying amount. Accordingly there was no indication of impairment and the two-step goodwill impairment test was not required. We did not incur any goodwill impairment losses in either the fiscal year-to-date period ended June 28, 2013 or June 29, 2012.
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
Recently Issued Accounting Standards
There have not been any new accounting pronouncements requiring adoption with a significant or potentially significant impact to our condensed consolidated financial statements.

Results of Operations
Revenue

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	June 28, 2013	June 29, 2012	$	%	June 28, 2013	June 29, 2012	$	%
	($ in thousands)				($ in thousands)
Licensing	$184,707	$180,886	$3,821	2%	$616,038	$609,159	$6,879	1%
Percentage of total revenue	89%	86%			89%	86%
Products	17,381	22,132	(4,751)	(21)%	60,605	75,760	(15,155)	(20)%
Percentage of total revenue	8%	11%			9%	11%
Services	4,986	7,304	(2,318)	(32)%	16,379	22,340	(5,961)	(27)%
Percentage of total revenue	3%	3%			2%	3%
Total revenue	$207,074	$210,322	$(3,248)	(2)%	$693,022	$707,259	$(14,237)	(2)%
Licensing. The 2% increase in licensing revenue from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 was primarily driven by increases in our mobile, broadcast, and other markets, partially offset by decreases in our PC and CE markets. The increase in revenue from our mobile market was primarily driven by higher shipments of smartphones and tablets that incorporate our technologies as well as the recognition of previously deferred tablet revenue. The increase in revenue from our broadcast market was primarily driven by higher shipments of set-top boxes that incorporate our technologies. The increase in revenue from our other market was primarily due to a licensing arrangement for certain imaging technologies outside of our core markets. The decrease in revenue from our PC market was primarily attributable to market declines in PC shipments. The decrease in revenue from our CE market was primarily attributable to continued declines in revenue from DVD and Blu-ray Disc devices, as more content is delivered on devices that do not contain optical drives.
The 1% increase in licensing revenue from the fiscal year-to-date period ended June 29, 2012 to the fiscal year-to-date period ended June 28, 2013 was primarily due to the same factors discussed above.
Beginning in the first quarter of fiscal 2013, we have classified settlements from implementation licensees as revenue rather than an offset to sales and marketing expenses. For additional details on the change in classification, see Note 1 “Basis of Presentation” to our condensed consolidated financial statements.
Products. The 21% decrease in products revenue from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 was driven by decreases in our digital cinema video and traditional film products, partially offset by sales of our cinema processors and related hardware for Dolby Atmos. The decrease in revenue from older generation digital cinema video products was primarily due to lower unit shipments amid increased competition. The decrease in revenue from film-based products was primarily due to lower shipments consistent with the industry transition to digital cinema.
The 20% decrease in products revenue from the fiscal year-to-date period ended June 29, 2012 to the fiscal year-to-date period ended June 28, 2013 was primarily due to the same factors discussed above. In addition, revenue from our digital cinema products was higher in the former period due to the release of previously deferred revenue for digital cinema video products for which DCI compliance was attained in the second quarter of fiscal 2012. Further, the overall decrease was driven by lower revenues from broadcast products due to lower shipments as our customers transition to software licensing solutions. The overall decrease was partially offset by increases in revenue from strong sales of our digital cinema audio processors in the third quarter of fiscal 2013.
Services. The 32% decrease in services revenue from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 was attributable primarily to declines in traditional film-based production. This decrease was partially offset by an increase in other services.
The 27% decrease in services revenue from the fiscal year-to-date period ended June 29, 2012 to the fiscal year-to-date period ended June 28, 2013 was primarily due to the same factors discussed above.

Gross Margin

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	($ in thousands)
Cost of licensing	$4,053	$2,892	$13,542	$9,523
Licensing gross margin percentage	98%	98%	98%	98%
Cost of products	16,269	14,529	47,964	46,052
Products gross margin percentage	6%	34%	21%	39%
Cost of services	4,018	3,610	11,722	9,458
Services gross margin percentage	19%	51%	28%	58%
Total gross margin percentage	88%	90%	89%	91%
Licensing Gross Margin. We license intellectual property to our customers that may be internally developed, acquired by us, or licensed from third parties. Our cost of licensing consists mainly of amortization of purchased intangible assets and intangible assets acquired in business combinations as well as third-party royalty obligations paid to license intellectual property that we then sublicense to our customers. Although licensing gross margin percentage remained consistent at 98% for all periods presented, the cost of licensing increased from both the fiscal quarter and year-to-date period ended June 29, 2012 to the fiscal quarter and year-to-date period ended June 28, 2013. The increase from comparative periods was primarily due to an increase in fees paid to a third party resulting from increased royalty revenue. The increase in cost of licensing from the fiscal year-to-date period ended June 29, 2012 to the fiscal year-to-date period ended June 28, 2013 was primarily due to a charge of $3.1 million recorded in the second quarter of fiscal 2013 in connection with certain revenue sharing agreements.
Products Gross Margin. Cost of products primarily consists of the cost of materials related to products sold, applied labor and manufacturing overhead, and, to a lesser extent, amortization of certain intangible assets. Our cost of products also includes third-party royalty obligations paid to license intellectual property that we then include in our products. Products gross margin decreased from 34% to 6% from the third quarter of fiscal 2012 to the third quarter of fiscal 2013, primarily due to higher charges related to write-downs of excess inventory and unfavorable manufacturing overhead variances in the current quarter as compared to the third quarter of fiscal 2012. Additionally, a combination of lower unit shipments and lower average selling prices across most of our product categories contributed to the overall decrease.
Products gross margin decreased from 39% to 21% from the fiscal year-to-date period ended June 29, 2012 to the fiscal year-to-date period ended June 28, 2013. This decrease was primarily attributed to the same factors discussed above. In addition, margins in the second quarter of fiscal 2012 benefited from the release of previously deferred revenue for digital cinema video products for which DCI compliance was attained in the same quarter.
Services Gross Margin. Cost of services primarily consists of personnel and personnel-related costs for employees performing our professional services, the cost of outside consultants, and other direct expenses incurred on behalf of customers. Services gross margin decreased from 51% to 19% from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 primarily due to decreased revenues from certain high margin service offerings as the industry's transition from traditional film to digital cinema is substantially complete. Additionally, we began exhibitor installations of equipment for Dolby Atmos-enabled theaters in the third quarter of fiscal 2013, which currently represent a low margin service due to high start-up costs.
Services gross margin decreased from 58% to 28% from the fiscal year-to-date period ended June 29, 2012 to the fiscal year-to-date period ended June 28, 2013 primarily due to the same factors discussed above.

Operating Expenses

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	June 28, 2013	June 29, 2012	$	%	June 28, 2013	June 29, 2012	$	%
	($ in thousands)
Research and development	$42,915	$35,123	$7,792	22%	$127,299	$102,185	$25,114	25%
Percentage of total revenue	21%	17%			18%	14%
Sales and marketing	58,528	49,269	9,259	19%	175,079	138,779	36,300	26%
Percentage of total revenue	28%	23%			25%	20%
General and administrative	38,413	36,859	1,554	4%	123,324	109,605	13,719	13%
Percentage of total revenue	19%	18%			18%	15%
Restructuring charges/(credits)	5,930	(85)	6,015	7,076%	5,930	1,193	4,737	397%
Percentage of total revenue	3%	—%			1%	—%
	$145,786	$121,166	$24,620	20%	$431,632	$351,762	$79,870	23%
Research and Development. Research and development expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, consulting and contract labor costs, depreciation and amortization expenses, facilities costs, and information technology expenses. The 22% increase in research and development expenses from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 was primarily driven by increases in headcount, depreciation, product development, and information technology expenses, as we expanded our efforts to develop new products and technologies.
The 25% increase in research and development expenses from the fiscal year-to-date period ended June 29, 2012 to the fiscal year-to-date period ended June 28, 2013 was primarily attributed to the same factors discussed above. Additionally, we incurred higher stock-based compensation expense in the fiscal year-to-date period ended June 28, 2013 as a result of the incremental charges that stemmed from our equity award modification that occurred in the first quarter of fiscal 2013. These incremental charges also impact and are reflected within the respective sales and marketing and general and administrative sections below.
Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, consulting and contract labor costs, marketing and promotional expenses, travel-related expenses for our sales and marketing personnel, facilities costs, depreciation and amortization, and information technology expenses. The 19% increase in sales and marketing expenses from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 was primarily driven by higher personnel-related costs, expenses associated with our naming rights agreement for the Dolby Theatre, higher consulting and marketing costs related to the recent launch of Atmos technology and increased depreciation and amortization.
The 26% increase in sales and marketing expenses from the fiscal year-to-date period ended June 29, 2012 to the fiscal year-to-date period ended June 28, 2013 was primarily attributed to the same factors discussed above.
Beginning in the first quarter of fiscal 2013, settlements from implementation licensees have been classified as licensing revenue rather than an offset to sales and marketing expenses. For additional details on the reclassification, see Note 1 “Basis of Presentation” to our condensed consolidated financial statements.
General and Administrative. General and administrative expenses consist primarily of employee compensation and benefits expenses, including stock-based compensation, depreciation, information technology expenses, professional fees, consulting and contract labor and facilities costs. The 4% increase in general and administrative expenses from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 was due primarily to higher professional and legal fees as well as higher personnel expenses including compensation, benefits, and stock-based compensation due to increased headcount.
The 13% increase in general and administrative expenses from the fiscal year-to-date period ended June 29, 2012 to the fiscal year-to-date period ended June 28, 2013 was primarily attributed to the same factors discussed above. We also incurred additional facility, depreciation and IT-related expenses.
Restructuring Charges. Restructuring charges for the fiscal quarter and year-to-date period ended June 28, 2013 include severance and other associated costs attributable to a strategic restructuring of certain elements of our marketing function that we implemented in the third quarter of fiscal 2013. Restructuring charges for the fiscal quarter and year-to-date period ended June 29, 2012 were incurred under a separate restructuring plan that was completed in the fiscal 2012. These charges included severance and other associated costs, facilities and contract termination costs, and the write-off of fixed assets. For additional details, see Note 6 “Restructuring” to our condensed consolidated financial statements.

Other Income, Net

	Fiscal Quarter Ended		Change		Fiscal Year-to-Date Ended		Change
	June 28, 2013	June 29, 2012	$	%	June 28, 2013	June 29, 2012	$	%
	($ in thousands)
Interest income	$820	$1,513	$(693)	(46)%	$3,063	$4,664	$(1,601)	(34)%
Interest expense	(77)	(26)	(51)	196%	(504)	(57)	(447)	784%
Other income/(expense), net	156	709	(553)	(78)%	1,057	969	88	9%
Total other income, net	$899	$2,196	$(1,297)	(59)%	$3,616	$5,576	$(1,960)	(35)%
Other income, net, primarily consists of interest income earned on cash, cash equivalents, and investments, as well as net gains/losses from foreign currency transactions. The decrease in total other income, net from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 was due to a decrease in interest and other income. The decrease in interest income was attributed to the lower average portfolio investment balance that resulted after the payment of a special dividend of $408.2 million to eligible stockholders in the first quarter of fiscal 2013. The decrease in other income was attributed to lower realized gains on the sale of investment securities.
The decrease in total other income, net from the fiscal year-to-date period ended June 29, 2012 to the fiscal year-to-date period ended June 28, 2013 was primarily attributed to a decrease in interest income for the same factor discussed above in addition to higher interest expense related to accrued interest on a patent obligation. The overall decrease was partially offset by an increase in other income that resulted from gains realized on the sale of investment securities in the first quarter of fiscal 2013.

Income Taxes

	Fiscal Quarter Ended		Fiscal Year-to-Date Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	($ in thousands)
Provision for income taxes	$7,345	$18,915	$47,560	$82,951
Effective tax rate	19%	27%	25%	28%
Our effective tax rate is based on a projection of our annual fiscal year results, and is affected each quarter-end by several factors. These include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate was 19% and 27% for the third quarter of fiscal 2013 and fiscal 2012, respectively. Our effective tax rate for the third quarter of fiscal 2013 was lower than the third quarter of fiscal 2012 primarily due to the re-organization of a foreign subsidiary associated with a previous acquisition which resulted in the release of certain deferred tax liabilities. In addition, we recognized additional benefits from the reinstatement of the federal research credits in January 2013.
Our effective tax rate was 25% and 28% for the fiscal year-to-date period ended June 28, 2013 and fiscal year-to-date period ended June 29, 2012, respectively. Our effective tax rate for the fiscal year-to-date period ended June 28, 2013 was lower than the fiscal year-to-date period ended June 29, 2012 primarily due the same factors discussed above.

Liquidity, Capital Resources, and Financial Condition
As of June 28, 2013, we had cash and cash equivalents of $408.6 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $444.7 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities. Of our total cash, cash equivalents, and investments held as of June 28, 2013, $248.8 million, or 29%, was held by our foreign subsidiaries. This represented a $14.4 million increase from the $234.4 million that was held by our foreign subsidiaries as of September 28, 2012. A majority of the amounts held outside of the U.S. are utilized to support non-U.S. liquidity needs in order to fund operations and other growth of our non-U.S. subsidiaries and acquisitions. Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less applicable foreign tax credits.

	June 28, 2013	September 28, 2012
	(in thousands)
Cash and cash equivalents	$408,561	$492,600
Short-term investments	109,342	302,693
Long-term investments	335,371	361,614
Accounts receivable, net	74,528	43,495
Accounts payable and accrued liabilities	127,999	130,923
Working capital (a)	562,296	813,446

	Fiscal Year-to-Date Ended
	June 28, 2013	June 29, 2012
	(in thousands)
Net cash provided by operating activities	$207,488	$312,998
Capital expenditures (b)	(17,801)	(50,225)
Repurchase of common stock	(74,142)	(189,959)
Net cash provided by/(used in) investing activities	188,796	(17,621)
Net cash used in financing activities	(478,859)	(176,202)
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

Operating Activities
Net cash provided by operating activities decreased $105.5 million from the fiscal year-to-date period ended June 29, 2012 to the fiscal year-to-date period ended June 28, 2013. The decrease was primarily due to a decrease in net income as adjusted for non-cash items and an increase in accounts receivable primarily due to timing differences.
Investing Activities
Net cash provided by investing activities increased $206.4 million from the fiscal year-to-date period ended June 29, 2012 to the fiscal year-to-date period ended June 28, 2013. The increase was primarily due to an increase in proceeds from the sales and maturities of available-for-sale securities and a decrease in capital expenditures, partially offset by an increase in purchases of available-for-sale securities.
Financing Activities
Net cash used in financing activities was $302.7 million higher in the fiscal year-to-date period ended June 28, 2013 compared to the fiscal year-to-date period ended June 29, 2012. The increase was primarily due to the payment of a special dividend to holders of our Class A and Class B common stock, and was partially offset by lower share repurchases of our Class A common stock.

Off-Balance-Sheet and Contractual Obligations
Our liquidity is not dependent on the use of off-balance sheet financing arrangements.
As of June 28, 2013, we had an accrued liability for unrecognized tax benefits and related interest and penalties, net of related deferred tax assets, totaling $22.2 million. We are unable to estimate when any cash settlement with a taxing authority might occur.
There has been no material change in our contractual obligations outside the ordinary course of business since the end of our last fiscal year ended September 28, 2012. For additional details regarding our contractual obligations, see Note 10 “Commitments and Contingencies” to our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of June 28, 2013, we had cash and cash equivalents of $408.6 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $444.7 million, which consisted primarily of municipal debt securities, corporate bonds, and U.S. agency securities. Our investment policy and strategy are focused on the preservation of capital and on supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes, nor do we use leveraged financial instruments. Our holdings of cash and cash equivalents and marketable securities, the majority of which are managed by external managers, meet the guidelines of our investment policy. We invest in highly rated securities with a minimum credit rating of A- and our policy limits the amount of credit exposure to any one issuer other than the U.S. government. At June 28, 2013, our weighted average portfolio credit quality was AA and the weighted average maturity of our investment portfolio was approximately fifteen months.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of June 28, 2013, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $5.6 million and $2.8 million, respectively.
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
We enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure, in an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our condensed consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of June 28, 2013 and September 28, 2012, the outstanding derivative instruments had maturities of 30 days or less and the total notional amounts of outstanding contracts were $11.3 million and $5.0 million, respectively. The fair values of these contracts were nominal as of June 28, 2013 and September 28, 2012, and were included within prepaid expenses and other current assets and within accrued liabilities in our condensed consolidated balance sheets.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of June 28, 2013. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $0.5 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $0.5 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We depend on sales by our licensees of products that incorporate our technologies and any reduction in those sales could materially adversely affect our licensing revenue.
Licensing revenue constitutes the majority of our total revenue. We depend on licensees and customers, including independent software vendors ("ISVs") and original equipment manufacturers (“OEMs”), to incorporate our technologies into their products.
Our license agreements generally do not have minimum purchase commitments, are typically non-exclusive, and frequently do not require incorporation or use of our technologies. Accordingly, our revenue will decline if our licensees choose not to incorporate our technologies in their products, or if they sell fewer products incorporating our technologies, or if they otherwise face significant economic difficulties. Changes in consumer tastes or trends, rapidly evolving technology, competing products, changes in industry standards or adverse changes in business and economic conditions, among other things, may result in lower sales of products incorporating our technologies which could materially adversely affect our licensing revenue.
To the extent that sales of PCs with Dolby technologies continue to decline, our licensing revenue could be materially adversely affected.
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

In May 2012, we entered into an agreement with Microsoft relating to the inclusion of Dolby Digital Plus channel decoding and Dolby Digital Consumer Encoder in the Windows 8 operating system. There are no assurances that we will derive as much licensing revenue under this model as we did under our prior licensing arrangements with Microsoft. The ultimate financial impact of these licensing arrangements for Windows 8 on our licensing revenue is subject to various risks including among others, the extent to which Windows 8 is adopted in the marketplace, our ability to establish and extend licensing relationships directly with PC OEMs and ISVs, and our ability to extend the adoption of our technologies to online and mobile platforms.

Any of these risks could materially adversely affect our licensing revenue.

General economic conditions may reduce our revenue and materially adversely affect our business.
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
Furthermore, continued weakness in general economic conditions may result in a greater likelihood that more of our licensees and customers will become delinquent on their obligations to us or be unable to pay, which in turn could result in a higher level of write-offs. Additionally, such economic conditions may result in increased underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increased unauthorized use of our technologies, all of which could materially adversely affect our revenues.
Our licensing revenue depends to a significant extent on patent royalties, and some of our key patents from which a significant portion of that revenue is derived have expired and will continue to expire.
Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of June 28, 2013, we had over 3,300 issued patents and over 2,700 pending patent applications in more than 50 jurisdictions throughout the world. Our currently issued patents expire at various times through July 2032.
We regularly look for opportunities to expand our patent portfolio through organic development and acquisitions. However, to the extent that we are not able to obtain new patents or develop other proprietary technologies, or replace licensing revenue from technologies covered by expiring patents with licensing revenue based on patents with a longer remaining life and other proprietary technologies, our operating results may be materially adversely affected.
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
If new and existing markets for our technologies do not develop or consumer demand for products that contain our technologies does not grow, our business could be materially adversely affected.

If we do not continue to develop and deliver innovative technologies in response to industry and technology changes, our business could decline.
The markets for our technologies and products are defined by:

•	Rapid technological change;

•	New and improved technology and frequent product introductions;

•	Changing consumer and licensee demands;

•	Evolving industry standards; and

•	Technology and product obsolescence.
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

If we are unable to manage these risks effectively, our ability to compete profitably in the 3D cinema market may be materially adversely affected.
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

Our services revenue, both in the U.S. and internationally, is tied to the number of movies being produced and distributed by studios and independent filmmakers. A number of factors can affect the number of movies that are produced, including strikes and work stoppages within the cinema industry, as well as tax incentive arrangements provided by many governments to promote local filmmaking. Services revenue is also impacted by the transition to digital cinema in some regions. For example, the 32% decrease in services revenue from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 was attributable primarily to a decrease in film based production services in EMEA, and to a lesser extent, a decrease in film-based production services revenue in the U.S. as the cinema industry transitions to digital cinema.
The demand for our cinema products and services could decline as the cinema industry adopts digital cinema.
As cinema exhibitors have constructed new theaters or upgraded existing theaters, they have generally chosen digital cinema over traditional film cinema and we expect this trend to continue. Digital cinema, which is based on open standards, does not include our proprietary audio technologies. As the cinema industry continues to adopt digital cinema, the demand for our traditional film cinema products and services has declined significantly and we anticipate that the demand for film based products will decline in future periods. Furthermore, exhibitors adopting digital cinema can choose from multiple digital cinema playback servers and audio processors, many of which may not contain our technologies, and our competitive position in the digital cinema market is not as strong as our position in the traditional film cinema market. Decreases in demand for our traditional film cinema products and services accompanied by decreases in revenue from digital cinema products and services could materially adversely affect our revenue from the cinema industry.
A decrease in demand for our cinema products and services could materially adversely affect our consumer products licensing business.
A decrease in the demand for our cinema products and services could materially adversely affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be impaired. If we are unable to adapt our products and services or introduce new products for the digital cinema market successfully, our business could be materially adversely affected.
We face risks relating to the online and mobile content delivery markets and declines in optical disc media.
For nearly 20 years, movies have been distributed, purchased, and consumed through optical disc media, such as DVD and more recently Blu-ray Disc. However, the growth of the Internet and home computer usage, connected televisions, set-top boxes, tablets, smartphones, and other devices accompanied by the rapid advancement of online and mobile content delivery has resulted in the recent trend to movie download and streaming services in various parts of the world. We have seen and we expect to continue to see a shift away from optical disc media to online and mobile media content consumption, which will result in declines in revenue from DVD and Blu-ray Disc players. Such declines could materially adversely affect our licensing revenue.
In addition, online and mobile media content services that compete with or replace DVD and Blu-ray Disc players as dominant media for consumer video entertainment may choose not to encode their content with our proprietary technologies, which could affect OEM and software vendor demand for our decoding technologies. Furthermore, our participation in online media content playback may be less profitable for us than DVD and Blu-ray Disc players. The online and mobile markets are characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent product and service introductions, short product and service life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing. Any of the foregoing could materially adversely affect our business and operating results.
Our operating results may fluctuate depending upon the timing of when we receive royalty reports from our licensees, royalty report adjustments, and the satisfaction of our revenue recognition criteria.
Our operating results fluctuate based on the risks set forth in this section, as well as on:

•	Timing of receipt of royalty reports from our licensees and meeting revenue recognition criteria;

•	Royalty reports including positive or negative corrective adjustments;

•	Retroactive royalties that cover extended periods of time; and

•	The recognition of unusually large amounts of revenue in any given quarter because not all of our revenue recognition criteria were met in prior periods.
This can result in the recognition of a large amount of revenue in a given quarter that is not necessarily indicative of the amounts of revenue to be received in future quarters, thus causing fluctuations in our operating results.

Inaccurate licensee royalty reporting could materially adversely affect our operating results.
We generate licensing revenue primarily from OEMs and ISVs who license our technologies and incorporate those technologies in their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to report accurately their shipments. However, we have difficulty independently determining whether or not our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive, time consuming, and potentially detrimental to our ongoing business relationships with our licensees.
In the past, licensees, particularly in emerging economies, such as China, have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalties by our licensees, which could materially adversely affect our operating results. Conversely, to the extent that our licensees overstate the number of products incorporating our technologies, or report the products under the wrong categories, corrections of prior reports could result in reductions of royalty revenue in subsequent periods, which could also materially adversely affect our operating results.
Third parties from whom we license technologies may challenge our calculation of the royalties we owe them for inclusion of their technologies in our products and licensed technologies, which could materially adversely affect our business and operating results.
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
A successful challenge by a third party could result in the termination of a license agreement or increase the amount of royalties we have to pay to the third party, which could decrease our gross margin and materially adversely affect our operating results.
Unauthorized use of our intellectual property could materially adversely affect our operating results.
We have often experienced, and expect to continue to experience, problems with non-licensee OEMs and software vendors, particularly in emerging economies, such as China, incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. Manufacturers of integrated circuits, or ICs, containing our technologies occasionally sell these ICs to third parties who are not our system licensees. These sales, and the failure of such manufacturers to report the sales, facilitate the unauthorized use of our intellectual property. As emerging economies transition from analog to digital content, such as the transition from analog to digital broadcast, we expect to experience increased problems with this form of piracy, which could materially adversely affect our operating results.
We have limited experience in non-sound technology markets which could limit our future growth.
Our future growth will depend, in part, upon our expansion into areas beyond sound technologies. For example, in addition to our digital cinema and 3D digital cinema initiatives, we are exploring other areas that facilitate delivery of digital entertainment, such as video solutions for the consumer market. We will need to spend considerable resources in the future on research and development or acquisitions in order to deliver innovative non-sound products and technologies. However, we have limited experience in non-sound technology markets and we may not achieve or sustain market acceptance in these markets. If we are unsuccessful in selling non-sound products, technologies, and services, the future growth of our business may be limited.
If our products and technologies are not adopted as industry standards, our business could be limited and our operating results could be materially adversely affected.
The entertainment industry depends upon industry standards to ensure compatibility across delivery platforms and a wide variety of consumer entertainment products. Accordingly, we make significant efforts to design our products and technologies to address capability, quality, and cost considerations so that they either meet, or more importantly, are adopted as industry standards across the broad range of entertainment industry markets in which we participate, as well as the markets in which we hope to compete in the future. To have our products and technologies adopted as industry standards, we must convince a broad spectrum of standards-setting organizations throughout the world, as well as our major customers and licensees who are members of such organizations, to adopt them as such and to ensure that other industry standards are consistent with our products and technologies. If our technologies are not adopted or do not remain as industry standards, our business, and operating results could be materially adversely affected.
Additionally, the market for broadcast technologies has traditionally been heavily based on industry standards, often mandated by governments choosing from among alternative standards, and we expect this to be the case in the future. If our technologies are not chosen as industry standards for broadcasting in particular geographic areas, this could materially adversely affect our ability to compete in these markets.
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
Additionally, some of our current or future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete, particularly in the market for online media content. These competitors may also be able to offer integrated system solutions in markets for sound or non-sound entertainment technologies on a royalty-free basis or at a lower price than our technologies, including audio, video, and rights management technologies related to PCs or the Internet, which could make competing technologies that we develop less attractive.
Our business depends on the strength of our brand, and if we do not maintain and strengthen our brand, our business could be materially adversely affected.
Maintaining and strengthening the Dolby brand is critical to maintaining and expanding our licensing, products, and services business, as well as to our ability to enter new markets for our sound and other technologies. Our continued success depends, in part, on our reputation for providing high quality technologies, products, and services across a wide range of entertainment markets, including the consumer entertainment, PC, broadcast, and gaming markets. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business will suffer. Furthermore, we believe that the strength of our brand may affect the likelihood that our technologies are adopted as industry standards in various markets and for various applications. Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to enter into new markets successfully, and to provide high quality products and services in these new markets.
Our licensing of industry standard technologies can be subject to restrictions that could materially adversely affect our business.
When a standards-setting organization mandates our technologies as explicit industry standards, we generally must agree to license such technologies on a fair, reasonable, and non-discriminatory basis, which could limit our control over the use of these technologies. In these situations, we must often limit the royalty rates we charge for these technologies, which could materially adversely affect our revenue. Furthermore, we may be unable to limit to whom we license such technologies, and may be unable to restrict many terms of the license.
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
Our licensing revenue from system licensees depends in large part upon the availability of ICs that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer entertainment products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce, and then sell them to system licensees. We do not control the IC manufacturers’ decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. As a result, if these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if they sell fewer ICs incorporating our technologies, our operating results could be materially adversely affected.
Pricing pressures on the system licensees who incorporate our technologies into their products could limit the licensing fees we charge for our technologies, which could materially adversely affect our revenue.
The markets for the consumer entertainment products in which our technologies are incorporated are intensely competitive and price sensitive. We expect to face increased royalty pricing pressure for our technologies as we seek to drive the adoption of our technologies into online content and portable devices, such as tablets and smartphones. Retail prices for consumer entertainment products that include our sound technologies, such as DVD players and home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, OEMs have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge. Furthermore, while we have contractual rights with many of our licensees for cost of living adjustments to our royalty rights, we may not be able to negotiate those terms in our contracts with existing and new licensees. Additionally, downward cost of living adjustments would result in declines in the licensing fees that we charge. A decline in, or the modification or loss of the contractual right to increase, the licensing fees we charge could materially adversely affect our operating results.
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
In some instances, we have contractually agreed to provide indemnifications to licensees relating to our intellectual property. Additionally, at times in the past, we have chosen to defend our licensees from third-party intellectual property infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future. Any of these results could materially adversely affect our brand, our operating results, and our financial condition.
We may have disputes with our licensees regarding our licensing arrangements.
At times, we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us based on potential antitrust claims or regarding our licensing royalty rate practices. Damages and requests for injunctive relief asserted in claims like these could be significant, and could be disruptive to our business. Any disputes with our customers or potential customers or other third parties could materially adversely affect our business, and results of operations.
We face risks relating to the maturity of the digital cinema market.
The industry transition to digital cinema is substantially complete, and the demand for new digital cinema screens has dropped significantly as the industry enters a replacement cycle, leading to lower volumes of our cinema products. We face a number of additional risks relating to the maturity of the digital cinema market, including:

•	Exhibitors may perceive competing products to be advantageous to our products or they may choose lower priced competing products or competing products with different features;

•
At least one of our competitors has a significantly greater installed base of its digital cinema servers than we do, which has and likely will continue to limit our share of the digital cinema market, particularly in the U.S. market; and

•	Pricing and other competitive pressures have caused us to implement pricing strategies which have adversely affected gross margins of our products.
These and other risks related to digital cinema could limit our prospects in digital cinema and could materially adversely affect our operating results.
Acquisition activities could result in operating difficulties and other harmful consequences.
We have evaluated, and expect to continue to evaluate, a wide array of possible strategic transactions, including acquisitions. We consider these types of transactions in connection with, among other things, our efforts to expand our business beyond sound technologies. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future, any of these transactions could be significant in relation to our market capitalization, financial condition, or results of operations. The process of integrating an acquired company, business, or technology may create unforeseen difficulties and expenditures. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures, and languages; currency risks; and risks associated with the economic, political, and regulatory environment in specific countries. Also, the anticipated benefits of our acquisitions may not materialize.
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
We are dependent upon our relationships within the entertainment industry, and the failure to maintain such relationships could materially adversely affect our business.
If we fail to maintain and expand our relationships with a broad range of entertainment industry participants, including film studios, broadcasters, video game designers, music producers, mobile media content producers, and OEMs, our business could be materially adversely affected. Relationships have historically played an important role in the entertainment markets that we serve. For example, sales of our products and services are particularly dependent upon our relationships with the major film studios and broadcasters, and licensing of our technologies is particularly dependent upon our relationships with system licensees, ISVs, and IC manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be less likely to purchase and use our technologies, products, and services, or create content incorporating our technologies, which could materially adversely affect our business. Additionally, if major entertainment industry participants form strategic relationships that exclude us, whether in licensing, products, or services, our business could be materially adversely affected.
We face diverse risks in our international business, which could materially adversely affect our operating results.
We are dependent on international sales for a substantial amount of our total revenue. For the fiscal year-to-date period ended June 28, 2013 and June 29, 2012, revenue from outside of the U.S. represented 70% and 67% of our total revenue, respectively.
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

•
Limited or no patent protection for our Dolby Digital technologies in countries such as China, Taiwan, and India, which may require us to obtain patent rights for new and existing technologies in order to grow or maintain our revenue;

•
Because of limitations in the legal systems in many countries, our ability to obtain and enforce patents in many countries is uncertain, and we must strengthen and develop relationships with entertainment industry participants worldwide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate;

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

Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to manage successfully the risks of conducting business internationally, our business may be materially adversely affected if our business partners are not able to manage these risks successfully.
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
Our licensing business depends in part on the uniform and consistent treatment of patent rights in the U.S. and abroad. Changes to the patent laws and regulations in the U.S. and abroad may limit our ability to obtain, license, and enforce our rights. Additionally, court and administrative rulings may interpret existing patent laws and regulations in ways that materially adversely affect our ability to obtain, license, and enforce our patents. For example, rulings by the U.S. Supreme Court concerning injunctions may make it more difficult for us to obtain injunctive relief against a party that has been found to infringe one or more of our patents, and rulings regarding patent challenges by licensees could potentially make it easier for licensees to challenge our patents.
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
Changes in tax rates and exposure for additional income tax liabilities or adverse outcomes resulting from examinations of our tax returns could materially adversely affect our operating results and financial condition.
Changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or changes in tax laws or their interpretation could all favorably or unfavorably affect our future effective tax rates. We file income tax returns in the U.S. and in several U.S. state and foreign jurisdictions, and must use judgment in determining our worldwide provision for income taxes. For example, the following could materially adversely affect our income taxes:

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

We are subject to the periodic examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not materially adversely affect our operating results and financial condition. Additionally, due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realizability of our deferred tax assets could change in the future, which may result in additional tax liabilities and materially adversely affect our results of operations, financial condition, and cash flows.
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
Our business is dependent upon protecting our patents, trademarks, trade secrets, copyrights, and other intellectual property rights. Licensing revenue represented 89% and 86% of our total revenue in the fiscal year-to-date period ended June 28, 2013 and June 29, 2012, respectively. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.
In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect to do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in some countries or where the initiation of a claim might harm our business relationships. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could experience increased operational and enforcement costs, which could materially adversely affect our financial condition and results of operations.
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
We face competitive risks in situations where our customers are also current or potential competitors. For example, Sony and Microsoft are significant licensee customers and Sony is a significant purchaser of our broadcast products and services, but Sony and Microsoft are also competitors with respect to some of our consumer, broadcast, and cinema technologies. To the extent that our customers choose to use competing technologies they have developed or in which they have an interest, rather than use our technologies, our business and operating results could be materially adversely affected.
We face competition from other audio formats.
We believe that the success we have had licensing our surround sound technologies to system licensees is due, in part, to the strength of our brand and the perception that our technologies provide a high quality solution for surround sound. However, both free and proprietary sound technologies are becoming increasingly prevalent, and we expect competitors to continue to enter this field with other solutions. Furthermore, to the extent that customers perceive our competitors’ solutions to provide the same advantages as our technologies at a lower or comparable price, there is a risk that these customers may treat sound encoding technologies such as ours as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. The commoditization of our audio technologies, as opposed to treatment as a premium solution, could materially adversely affect our business, and operating results.
The loss of or delay in operations of one or more of our key suppliers could delay or stop the production of our products and impair our ability to generate revenue.
Our reliance on outside suppliers for some of the key materials and components we use in manufacturing our products involves risks, including limited control over the price, timely delivery, and quality of such components. We have no formal agreements in place with our suppliers for the continued supply of materials and components. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause delays in our production operations and increase our production costs. In addition, at times our suppliers have not been, and in the future may not be, able to meet our production demands as to volume, quality, or timeliness.
Moreover, we rely on sole source suppliers for some of the components that we use to manufacture our products, including specific charged coupled devices, light emitting diodes, and digital signal processors. These sole source suppliers may become unable or unwilling to deliver these components to us at an acceptable cost or at all, which could force us to redesign those specific products.
Our inability to obtain timely delivery of key components of acceptable quality, any significant increases in the prices of components, or the redesign of our products could result in production delays, increased costs, and reductions in shipments of our products, any of which could increase our operating costs, harm our customer relationships, or have a material adverse affect on our business and operating results.
Revenue from our products may suffer if our production processes encounter problems or if we are not able to match our production capacity to fluctuating levels of demand.
Our products are highly complex and production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time in a cost effective manner, which could harm our competitive position. We have a single production facility and increasingly use contract manufacturers for a significant portion of our production capacity. Our reliance on contract manufacturers for the manufacture of our products involves risks, including limited control over timely delivery and quality of such products. If production of our products is interrupted, we may not be able to manufacture products on a timely basis. A shortage of manufacturing capacity for our products could materially adversely affect our operating results and damage our customer relationships. We may be unable to quickly adapt our manufacturing capacity to rapidly changing market conditions and a contract manufacturer may encounter similar difficulties. Likewise, we may be unable to quickly respond to fluctuations in customer demand or contract manufacturer interruptions. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products. Any inability to effectively respond to fluctuations in customer demand for our products or contract manufacturer interruptions may materially adversely affect our gross margins.
Our products, and products that incorporate our technologies, may experience quality problems that could damage our brand, decrease revenue, and increase operating expenses.
Our products, and products that incorporate our technologies, are complex and sometimes contain undetected software or hardware errors, particularly when first introduced or when new versions are released. In addition, to the extent that we engage contract manufacturers, we do not have as much control over manufacturing which could result in quality problems. Furthermore, our products and technologies are sometimes combined with or incorporated into products from other vendors, sometimes making it difficult to identify the source of a problem. Any negative publicity or impact relating to these product problems could materially adversely affect the perception of our brand and market acceptance of our products or technologies. These errors could result in a loss of or delay in market acceptance of our products or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. In addition, if our products or technologies contain errors we could be required to replace or reengineer them, which would increase our costs. Moreover, if any such errors cause unintended consequences, we could incur substantial costs in defending and settling product liability claims. Although we generally attempt to contractually limit our liability, if these contract provisions are not enforced, or are unenforceable for any reason, or if liabilities arise that are not effectively limited, we could incur substantial costs in defending and settling product liability claims.
A loss of one or more of our key customers or licensees in any of our markets could materially adversely affect our operating results.
From time to time, one or a small number of our customers or licensees may represent a significant percentage of our licensing, products, or services revenue. Revenue from Samsung represented approximately 11% and 12% of our total revenue in the fiscal quarter and year-to-date period ended June 28, 2013, respectively. Revenue from Samsung did not exceed 10% of our total revenue in the prior periods presented. Although revenue from Microsoft did not exceed 10% of our total revenue in the fiscal quarter or year-to-date period ended June 28, 2013, revenue from Microsoft did represent approximately 15% and 14% of our total revenue in the fiscal quarter and year-to-date period ended June 29, 2012. Although we have agreements with many of these customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, whether due to strategic redirections or adverse changes in their businesses or for other reasons, could have a material adverse affect on our operating results.
Environmental laws and regulations could impose substantial costs upon us and may materially adversely affect our business, operating results, and financial condition.
Our operations use substances regulated under federal, state, local, and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management, disposal, and labeling of hazardous substances and wastes, and the cleanup of contaminated sites. In addition, future environmental laws and regulations have the potential to affect our operations, increase our costs, decrease our revenue, or change the way we design or manufacture our products. We face increasing complexity in our product design as we adjust to requirements relating to the materials composition of our products. For some products, substituting particular components containing regulated hazardous substances is more difficult or costly, and additional redesign efforts could result in production delays. We could incur costs, fines, and civil or criminal sanctions, third party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. The ultimate costs under environmental laws and the timing of these costs are difficult to predict.
We could incur substantial costs due to conflict mineral regulations, which may materially adversely affect our business, operating results, and financial condition.
The SEC has adopted rules regarding disclosure of the use of conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold), which are mined from the Democratic Republic of the Congo and surrounding countries. This requirement could affect the sourcing of materials used in our products as well as the companies we use to manufacture our products. In circumstances where conflict minerals in our products are found to be sourced from the Democratic Republic of the Congo or surrounding countries, Dolby may take actions to change materials or designs to reduce the possibility that Dolby's purchase of conflict minerals may fund armed groups in the region. These actions could add engineering and other costs to the manufacture of our products.
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
We rely significantly on a global network of independent, regional distributors to market and distribute our cinema and broadcast products. Our distributor arrangements are non-exclusive and our distributors are not obligated to buy our products and can represent competing products. The loss of a major distributor or the inability or unwillingness of our distributors to dedicate the resources necessary to promote our portfolio of products could materially adversely affect our revenue. Furthermore, our distributors could retain product channel inventory levels that exceed future anticipated sales, which could materially adversely affect future sales to those distributors. In addition, failures of our distributors to adhere to our policies or other ethical practices could materially adversely affect us. For example, while we have implemented policies designed to promote compliance with global anticorruption laws, export controls, and local laws, we do not have direct control over the business and risk management policies adopted by our distributors, and they could act contrary to our policies.
For the foreseeable future, Ray Dolby or his affiliates or family members will be able to control the selection of all members of our Board of Directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.
At June 28, 2013, Ray Dolby and his affiliates, including his family members, owned 21,654 shares of our Class A common stock and 54,821,378 shares of our Class B common stock. As of June 28, 2013, Ray Dolby and his affiliates, including his family members, had voting power of approximately 99.7% of our outstanding Class B common stock, which in the aggregate represented approximately 91.9% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
We cannot predict the effect the trading plan sales may have on the future trading prices of our Class A common stock. As of June 28, 2013, we had a total of 101,732,815 shares of Class A and Class B common stock outstanding.
As of June 28, 2013, our directors and executive officers beneficially held 54,831,378 shares of Class B common stock, 211,613 shares of Class A common stock, vested options to purchase 22,274 shares of Class B common stock and vested options to purchase 715,230 shares of Class A common stock. We expect that any sale of our Class A common stock by our directors and executive officers would be subject to compliance with Rule 144 under the Securities Act.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
In the fiscal quarter ended June 28, 2013, we issued an aggregate of 1,745 shares of our Class B common stock to certain employees, officers, and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of less than $0.1 million in the fiscal quarter ended June 28, 2013, as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. As of June 28, 2013, options to purchase an aggregate of 131,504 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2000 Stock Incentive Plan. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding the Company’s purchases of its Class A Common stock, $0.001 par value per share, during the third quarter of fiscal 2013:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
March 30, 2013 - April 26, 2013	—	$—	—	$132.9 million
April 27, 2013 - May 24, 2013	137,000	34.33	137,000	$128.2 million
May 25, 2013 - June 28, 2013	113,000	35.41	113,000	$124.1 million
Total	250,000		250,000

(1)	Excludes commission costs.

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

(3)	Amounts shown in this column reflect amounts remaining under the stock repurchase program.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
10.1	Amendment to Lease for 999 Brannan Street, San Francisco, California, dated June 27, 2013.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema Document
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF‡	XBRL Extension Definition
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

‡ Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 31, 2013

DOLBY LABORATORIES, INC.

By:	/s/ Lewis Chew
Lewis Chew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)