Form 10-K
period 2013-09-27
Dolby Laboratories, Inc.
filed 2013-11-15
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 27, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              To
Commission File Number: 001-32431
DOLBY LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0199783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Potrero Avenue San Francisco, CA	94103-4813	(415) 558-0200
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Class A common stock, $0.001 par value	The New York Stock Exchange
(Title of class)	(Name of each exchange on which registered)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 29, 2013 was $1.2 billion. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding at March 29, 2013. This calculation does not reflect a determination that such persons are affiliates for any other purposes.
On October 25, 2013 the registrant had 47,290,710 shares of Class A common stock, par value $0.001 per share, and 54,471,875 shares of Class B common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 27, 2013. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

PART I
ITEM 1. BUSINESS
Overview
Dolby Laboratories creates audio, video, and voice technologies that transform entertainment and communications at the cinema, at home, at work and on mobile devices. Founded in 1965, our core strengths stem from our expertise in digital signal processing and compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multichannel sound for cinema, digital television transmissions and devices, DVDs and Blu-ray discs and devices, and more recently, into the next generation of audio technologies for the cinema, home entertainment, mobile and gaming experiences. We continue to find new commercial applications for these technologies such as those aimed at enhancing voice conferencing communications. Today, we derive the majority of our revenue from licensing our audio technologies.
We also provide products and services that enable entertainment content creators and distributors to produce, encode, transmit and playback content for optimal consumer experiences. We have extended our know-how into imaging technologies through digital cinema products, our professional monitor and our Dolby 3D glasses-free technology for home and mobile displays.
Our Strategy
Key elements of our strategy include:
Advancing the Science of Sight and Sound. We apply our understanding of the human senses, and audio and video engineering to develop technologies aimed at improving how people experience and interact with their communications and entertainment content.
Providing Creative Solutions. We promote the use of our solutions as creative tools, and provide our products, services and technologies to filmmakers, sound mixers and other production teams in their creative processes. In doing so, not only does their content reflect their original intent, but content quality, impact and value increase, which helps generate market demand.
Delivering Superior Experiences. We license our technologies for use in various consumer devices and solutions including audio conferencing services. Once integrated, our technologies optimize playback and communications so that users may enjoy sound and sight in Dolby, a more rich, clear, and immersive experience.

Revenue Generation
The following table presents a summary of the composition of our revenues for all periods presented:

	Fiscal Year Ended
Revenue	September 27, 2013	September 28, 2012	September 30, 2011
Licensing	89%	86%	83%
Products	9%	11%	14%
Services	2%	3%	3%
Total	100%	100%	100%
We license our technologies in 48 countries, and our licensees distribute products with our technologies throughout the world. We sell our products and services in over 80 countries. As shown in the table below, we generate a significant portion of our revenue from outside the United States. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed.

	Fiscal Year Ended
Revenue By Geographic Location	September 27, 2013	September 28, 2012	September 30, 2011
United States	28%	32%	32%
International	72%	68%	68%
Licensing
We license our technologies to various third parties who incorporate them into their products to enable and enhance audio and video capabilities. These products cover a wide range of end-user experiences whether it be at Home, at Work, in the Cinema or on-the-go with a Mobile Device:
At Home: Software vendors and original equipment manufacturers ("OEMs") of devices such as digital televisions, set-top boxes, home-theater-in-a-box systems ("HTIBs"), audio/video receivers ("AVRs"), DVD and Blu-ray devices as well as gaming consoles;
At Work: OEMs of personal computers ("PCs") as well as an audio and video conference service provider that incorporates specified digital audio technologies into their solutions for superior spatial perception and voice clarity;
At the Cinema: Movie theatres that use our digital audio technology to provide multichannel sound; and
On Mobile Devices: Software vendors and OEMS of devices such as smartphones, tablets, auto entertainment systems as well as portable PCs.
We have three primary licensing models: a two-tier model, an integrated licensing model, and a patent licensing model.
Two-Tier Licensing Model.   Most of our consumer entertainment licensing business consists of a two-tier licensing model whereby our decoding technologies, included in reference software and firmware code, are first provided under license to a semiconductor manufacturer. The manufacturer then incorporates our technologies in integrated circuits (“ICs”). Licensed semiconductor manufacturers, whom we refer to as “implementation licensees,” sell their ICs to OEMs of consumer entertainment products, which we refer to as “system licensees.” System licensees separately obtain licenses from us that allow them to make and sell finished end-user products that incorporate our technologies in ICs purchased from our implementation licensees.
Implementation licensees pay us a one-time, up-front fee per license. In exchange, the licensee receives a licensing package, which includes information useful in implementing our technologies into their chipsets. Once implemented, the licensee sends us a sample chipset for quality control evaluation and if we validate the design, the licensee may sell the chipset for use solely by our system licensees.
System licensees are required to provide us with prototypes of products that incorporate our technologies for which they are licensed for quality control evaluation, or under certain circumstances, with self-test results for our review. If the prototype or test results are approved, the licensee is permitted to buy ICs from any Dolby implementation licensee with a license for the same Dolby technology, and to sell approved products to retailers, distributors, and consumers. For the use of our technologies, our system licensees pay an initial licensing fee as well as royalties, which represent the majority of the revenue recognized from these arrangements. The amount of royalties we collect from a system licensee on a particular product depends on a number of factors including the mix of Dolby technologies used, the nature of the implementations, and the volume of products incorporating our technologies that are shipped by the system licensee.
We have active licensing arrangements with approximately 540 electronics product OEMs and software developer licensees, with corporate headquarters located in 48 countries.
Integrated Licensing Model.    We also license our technologies to software operating system vendors and independent software vendors ("ISVs"), and to certain other OEMs that act as combined implementation and system licensees. These licensees incorporate our technologies in their software used on PCs, in mobile applications, or in ICs they manufacture and incorporate into their products. As with the two-tier licensing model, the combined implementation and system licensee pays us an initial licensing fee in addition to royalties as determined by the mix of Dolby technologies used, the nature of the implementations and the volume of products incorporating our technologies that are shipped, and is subject to the same quality control evaluation process.
Patent Licensing.    We license our patents directly to manufacturers that use our intellectual property in their products. We also license our patents indirectly through patent pools, arrangements between multiple patent owners to jointly offer and license pooled patents to licensees. Finally, we generate service fees for managing patent pools on behalf of third party patent owners through our wholly owned subsidiary, Via Licensing Corporation. The Via Licensing patent pools enable product manufacturers to efficiently secure patent licenses for audio coding, interactive television, digital radio and wireless technologies.
Our core technologies and the ways that they are used are as follows:

Technology	Description	Home	Work	Cinema	Mobile
Dolby Digital
A digital audio coding technology used to provide multichannel sound in the home from DVDs, digital terrestrial broadcast, cable, and satellite systems, and in theaters. Dolby Digital enables the storage and transmission of up to five full range audio channels plus a low frequency effects channel.
		✓	✓	✓	✓
Dolby Digital Plus
A digital audio coding technology built as an extension to Dolby Digital technologies. Dolby Digital Plus offers greater efficiency in transmission and can support a wide range of current applications such as digital television, mobile, and Internet-based content services. Dolby Digital is forward compatible with all existing Dolby Digital Plus equipped consumer electronics.
		✓	✓		✓
AAC	A high quality audio coding technology appropriate for broadcast and electronic music distribution applications.	✓	✓		✓
HE-AAC	An efficient, high quality audio compression technology designed for broadcast, download and streaming content.	✓	✓		✓
Dolby TrueHD
An audio delivery technology that delivers bit-for-bit performance upon playback identical to the original studio master. When applied with HD video content, the coding efficiencies of Dolby TrueHD enable content providers to include a 100% lossless audio track on Blu-ray Disc without using excessive storage capacity.
✓
Post-Processing Technologies	Suites of technologies used by entertainment oriented PCs, mobile devices and TVs to enhance the audio quality of media delivered on the device and the device’s audio playback capabilities.	✓	✓		✓
Dolby Headphone
An audio technology that provides the sound of a five speaker multichannel playback system through any pair of headphones by modeling the multichannel sound listening experience of a properly calibrated 5.1 channel speaker system.
		✓	✓		✓
Dolby HDR	Technologies that increase the contrast ratio of LED backlit LCD televisions through the use of local dimming.	✓
Dolby Pro Logic
- Dolby Pro Logic II is a matrix multichannel decoding technology that detects the naturally occurring directional cues in two channel audio content and transforms the content into five playback channels of full bandwidth multichannel sound.
- Dolby Pro Logic II(x) extends Pro Logic II technology to seven playback channels.
- Dolby Pro Logic IIz is one of our matrix decoding technologies, which adds the dimension of height to multichannel sound playback.
✓
Dolby Volume	An audio leveling technology for CE devices and provides consistent volume and quality across various programs.	✓	✓		✓
Dolby Voice	An audio conferencing technology with superior spatial perception, voice clarity and background noise reduction that emulates in-person meetings.		✓
Dolby 3D (glasses-free)
A suite of technologies (non-theatrical) developed by Dolby and Philips® that is applied to both 3D content and displays. It enables playback and consumption of generic 3D content as well as specially encoded Dolby 3D content without the need for special 3D glasses on glasses-free 3D TVs, tablets, laptops or smartphones.
✓

Home - Digital TVs, STBs (Set-top boxes), HTIBs, AVRs, DVD and Blu-ray devices, Gaming Work - PCs and Enterprise Voice Conferencing Cinema - Movie theatres Mobile - Smartphones, tablets, auto entertainment and portable PCs

Products
We design and manufacture video and audio products for the film production, cinema, and television broadcast industries. Distributed in over 70 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback.
Product revenue is derived primarily from sales of the following solutions using our technologies:

Product	Description
Digital Cinema Products
Digital Cinema Products are used for digital encoding, distribution, and playback. Our digital cinema server is used to load, store, decrypt, decode, and re-encrypt digital film files for presentation on digital cinema projectors. We also provide products that encrypt, encode, and package digital films, and digital cinema processors to decode digital cinema soundtracks.

Digital 3D Products	Digital 3D Products deliver a 3D image with an existing digital cinema server and white (or silver) screen. Our Dolby 3D glasses feature high quality multicoated lenses that deliver sharp 3D images.
Digital Media Adapters	Digital Media Adapters are used to convert existing analog cinema audio systems to the latest digital audio technologies.
Film-based Cinema Processors	Film-based Cinema Processors are used to read, decode and playback a film soundtrack and calibrate the sound system in a movie theater.
Dolby Atmos
Dolby Atmos is an object-oriented platform enabling precision and flexibility in sound placement for the most natural and realistic experience in a cinema environment; it is delivered within a selection of our Digital Cinema Products.

Broadcast Products
Broadcast Products are used to encode, transmit, and decode multiple channels of high quality audio for DTV and HDTV program production and broadcast distribution, and to measure the loudness of broadcast audio content.

Professional Reference Monitor	Professional Reference Monitor is a video monitor used during the production and post-production of cinematic and video content in situations where grade 1 reference performance is required.
Digital cinema is based on open standards that, unlike standards for film-based cinema, do not include our proprietary audio technologies.
Services
We offer a variety of services to support film production, television broadcast, and music production. Our engineers assist in the use of our products and technologies to create and reproduce content. Such assistance typically involves equipment calibration, mixing room alignment, and equalization. To ensure movie playback with optimal quality, our engineers also provide equipment training, system and venue design consultation, as well as on-site technical expertise to cinema operators throughout the world.
Intellectual Property
We have a substantial base of intellectual property assets, including patents, trademarks, copyrights, and trade secrets such as know-how. As of September 27, 2013, we had over 3,500 issued patents and over 2,700 pending patent applications in more than 50 jurisdictions throughout the world. Our currently issued patents expire at various times through April 2038.
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
We pursue a general practice of filing patent applications for our technologies in the U.S. and foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations. We have multiple patents covering aspects and improvements for many of our technologies.
We have approximately 900 trademark registrations throughout the world for a variety of word marks, logos, and slogans. Our marks cover our various products, technologies, improvements, and features, as well as the services that we provide. Our trademarks are an integral part of our technology licensing program, and licensees typically elect to place our trademarks on their products to inform consumers that their products incorporate our technology and meet our quality specifications.
We protect our intellectual property rights both domestically and internationally. In the past, however, we have experienced problems with OEMs of consumer entertainment products in emerging economies. OEMs have failed to report or underreported shipments of their products that incorporate our technologies. We have also had problems with implementation licensees selling ICs with our technologies to third parties that are not system licensees. We anticipate that such problems will continue to occur. We have taken steps in the past to enforce our intellectual property rights and expect to do so in the future.
Moreover, we have relatively few or no issued patents in certain countries. For example, in China, Taiwan, and India, we have only limited patent protection for our Dolby Digital technologies. Consequently, we may recognize less revenue for Dolby Digital from those regions in the future. Maintaining or growing our licensing revenue in developing countries such as China, Taiwan, and India will depend in part on our ability to obtain patent rights in these countries, which is uncertain. Further, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is uncertain.
Industry Standards
Certain of our technologies have been adopted as the explicit or de facto industry standard. Explicit industry standards are adopted through a formal negotiated standards process, whereby government entities, industry standards-setting bodies, trade associations, and others evaluate and then prescribe the use of a technology. For example, as global broadcast standards for digital television and HD television have developed, many countries have adopted Dolby audio technologies as part of their standards.
In North America, Dolby Digital is the mandated audio technology for digital terrestrial and cable television. In Europe, the European Broadcast Union recommends Dolby Digital Plus audio technology for HD terrestrial broadcast. A number of European countries, including France, Italy, the United Kingdom, and Sweden, have adopted Dolby Digital Plus and HE AAC in their HD terrestrial broadcast standards and other countries, such as Brazil, have only adopted HE AAC. In addition, Dolby Digital Plus is now offered by commercial satellite providers throughout Europe as part of their HD services. In the Asia Pacific region, China has selected Dolby Digital and Dolby Digital Plus as optional technologies for the country’s Digital Terrestrial Television specification. South Korea has adopted the Advanced Television Systems Committee ("ATSC") standard for digital television, which includes Dolby Digital, while Japan has adopted advanced audio coding (“AAC”) as its audio technology standard for digital television.
We participate in a broad spectrum of organizations and industry standards bodies worldwide that establish explicit industry standards. In addition, Dolby technologies have become de facto industry standards in many consumer entertainment products. De facto industry standards are adopted by industry participants when technologies are introduced to the marketplace and become widely used. For example, prior to the adoption of HD terrestrial broadcast standards mandating Dolby technologies, many European HD broadcasters began broadcasting in Dolby Digital or Dolby Digital Plus, leading OEMs to include these technologies in their televisions and set-top boxes for the European market.
Research and Development
Historically, we have focused our research and development primarily on audio signal processing and compression technologies. Dolby’s history of producing cutting-edge technology has created many forms of intellectual property. When licensed from us, this intellectual property generates revenue that enables further innovation.
Increasingly, we have expanded our research and development efforts to identify and analyze new audio, voice, and video applications. The research groups also help develop our technology strategy, and provide support for internally developed and externally acquired technologies. Technologies incubated by the research group are further developed by our engineering and technology teams for use in our professional products and by our licensees. These teams are also involved in the commercialization of technologies created by third parties.
We conduct our research and development activities at a number of locations, including Burbank, San Francisco, and Sunnyvale, California. Research and development expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Research and Development	$168,746	$140,143	$123,920

Product Manufacturing
Our product quality is enabled through the use of well-established, and in some cases highly automated, assembly processes along with rigorous testing of our products. We have a single production facility and we also use contract manufacturers for a significant portion of our production capacity. We purchase components and fabricated parts from multiple suppliers; however, we rely on sole source suppliers for certain components used to manufacture our products. We source components and fabricated parts both locally and globally.
Sales and Marketing
Our marketing efforts focus on demonstrating how our technologies improve entertainment and communications. We sell our solutions through an internal sales staff to various customers in the markets where we operate. We promote our solutions and our brand through industry events such as trade-shows, film festivals, movie premieres, product launches, as well as through our website, public relations, direct marketing, co-marketing programs and social media. In addition, we hold the naming rights to the Dolby Theatre, home to the Academy Awards® in Hollywood, California, where we showcase our technology and host high-profile events.
We maintain twenty-two sales offices in key regions around the globe. Sales and marketing expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Sales and Marketing	$231,103	$188,486	$155,202
Customers
We license our technologies to a broad range of customers, including the following:
At Home: Software vendors and original equipment manufacturers ("OEMs") of devices such as digital televisions, set-top boxes, home-theater-in-a-box systems ("HTIBs"), audio/video receivers ("AVRs"), DVD and Blu-ray devices as well as gaming consoles;
At Work: OEMs of personal computers ("PCs") as well as an audio and video conference service provider that incorporates specified digital audio technologies into their solutions for superior spatial perception and voice clarity;
At the Cinema: Movie theatres that use our digital audio technology to provide multichannel sound; and
On Mobile Devices: Software vendors and OEMS of devices such as smartphones, tablets, auto entertainment systems as well as portable PCs.
Our customers therefore operate in a wide range of industries, and we sell our professional products either directly to the end user or, more commonly, through dealers and distributors. Users of our professional products and services include movie studios, cinema operators, film distributors, broadcasters, and video game designers.
Samsung is one of our licensees and accounted for approximately 12% of our total revenue in fiscal 2013, which consisted primarily of licensing revenue from our mobile and broadcast markets. Revenue from Samsung did not exceed 10% of our total revenue in the prior periods presented. Although revenue from Microsoft did not exceed 10% of our total revenue in fiscal 2013, revenue from Microsoft represented approximately 14% and 13% of our total revenue in fiscal 2012 and fiscal 2011, respectively, and included licensing revenue from our PC, CE, and other markets.

Competition
The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Our competitors in our respective fields include:

Licensed Technologies	Products	Services
Audyssey Laboratories, Inc.	Barco NV	Deluxe Corporation
Beats Electronics, LLC	Doremi Labs	DTS, Inc.
DTS, Inc.	GDC Technology Limited	Sony Corporation
Fraunhofer Institut Integrierte Schaltungen	IMAX Corporation	Technicolor
Koninklijke Philips Electronics NV	MasterImage 3D, Inc.
Technicolor	NEC Corporation
Thomson Video Networks	Qube Cinema, Inc.
Sony Corporation	QSC Audio Products, LLC
Waves Audio Ltd.	RealD, Inc.
Sony Corporation
Technicolor
Ultra Stereo Labs, Inc. (USL)
XpanD, Inc.
Some of our current and future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, some of our current or potential competitors may have an advantage over us based on greater experience in certain technology markets. In addition, some of our current or potential competitors may be able to offer integrated system solutions in certain markets for entertainment technologies, including audio, video, and digital rights management technologies, which could make competing technologies that we develop or acquire obsolete. By offering an integrated system solution, these potential competitors may also be able to offer competing technologies at lower prices than we can, which could adversely affect our operating results.
Many products that include our audio technologies also include audio technologies developed by our competitors. We believe that the principal competitive factors in our markets include some or all of the following:

•	Degree of access and inclusion in industry standards;

•	Technological performance, flexibility, and range of application;

•	Brand recognition and reputation;

•	Timeliness and relevance of new product introductions;

•	Quality and reliability of products and services;

•	Relationships with producers, directors, and distributors in the film industry, with television broadcast industry leaders, and with the management of semiconductor and consumer electronics OEMs;

•	Availability of compatible high quality audio content; and

•	Price.
We believe we compete favorably with respect to many of these factors. Our products and services span the audio and video sectors of several distinct and diverse industries, including the cinema, broadcasting, video game, telecommunications and recording industries. The lack of clear definition of the markets in which our products, services, and technologies are sold or licensed, the nature of our technologies, their potential use for various commercial applications, and the diverse nature of and lack of detailed reporting by our competitors, make it impracticable to quantify our position.
Employees
As of September 27, 2013, we had 1,597 employees worldwide, of which 642 employees were based outside of the U.S. None of our employees are subject to a collective bargaining agreement.
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

REVENUE GENERATION

Markets We Target
Dependence on Sales by Licensees. We depend on original equipment manufacturers (“OEMs”) and other licensees to incorporate our technologies into their products. Our license agreements generally do not have minimum purchase commitments, are typically non-exclusive, and frequently do not require incorporation or use of our technologies. Our revenue will decline if our licensees choose not to incorporate our technologies in their products or they sell fewer products incorporating our technologies.
Impact of PC Sales. Revenue from our personal computer ("PC") market depends on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included on computers, through operating systems or otherwise, and the terms of any royalties or other payments we receive. We face challenges in the PC market, including:

•	Purchasing trends away from traditional PCs and toward computing devices without optical disc drives, such as ultrabooks and tablets;

•	PC software that includes our technologies on an unauthorized and infringing basis, for which we receive no royalty payments; and

•	Continued decreasing inclusion of independent software vendor media applications by PC OEMs.
Declines in Optical Disc Media. For many years, movies have been distributed, purchased, and consumed through optical disc media, such as DVD and more recently, Blu-ray Disc. However, the rapid advancement of online and mobile content delivery has resulted in a trend toward movie downloading and streaming services in various parts of the world. We have seen and we expect to continue to see a shift away from optical disc media to online and mobile media content consumption, which will result in declines in revenue from DVD and Blu-ray Disc players.
Mobile Industry Risks. Successful penetration of the mobile device market is critical to our future growth. The mobile device market, particularly smartphones and tablets, is characterized by rapidly changing market conditions, frequent product introductions and intense competition based on features and price. Our Dolby Digital and Dolby Digital Plus technologies are not mandated as an industry standard for mobile devices. We must continually convince mobile device OEMs and end users of mobile devices of the value of our technologies. To date, we have been more successful in the high-end of the smartphone market, and this segment of the market has recently experienced slower growth compared to the low and mid-tier market segments. With shorter product lifecycles, it is easier for mobile device OEMs to remove our technologies from mobile devices than it was for PC OEMs. In order to increase the value of our technologies in the mobile market, we have worked with online and mobile media content service providers to encode their content with our technologies, which could affect OEM and software vendor demand for our decoding technologies. However, the online and mobile media content services markets are also characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent product and service introductions and short life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing or the removal of our technologies by these providers.
Cinema Industry Risks. Our cinema product sales are subject to fluctuations based on events and conditions in the cinema industry, such as the construction of new screens or upgrade of existing screens. A decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be impaired. A number of factors can affect the number of movies that are produced, including strikes and work stoppages within the cinema industry and budgetary constraints and changes in cinema industry business models.

Maturity of Digital Cinema Market. The industry transition to digital cinema is nearing completion, and the demand for new digital cinema screens has dropped significantly, leading to lower sales volumes of our cinema products. Future cinema product growth depends on a number of factors, including new theater construction, the introduction of new technologies, such as Dolby Atmos, and entering into a replacement cycle where previously purchased cinema products are upgraded or replaced. We face a number of challenges relating to the maturity of the digital cinema market, including:

•	Exhibitors may choose competing products with different features or lower prices;

•	Some of our competitors have a significantly greater installed base of digital cinema servers than we do, which may limit our share of the market, particularly in the U.S.; and

•	Pricing and other competitive pressures have caused us to implement pricing strategies which have adversely affected gross margins of our cinema products.
3D Cinema Market Risks. We face risks related to the 3D cinema market, including:

•	Exclusive licensing arrangements between our competitors and exhibitors;

•	Future demand for new 3D enabled screens; and

•	Decreases in the number of 3D cinema releases and the commercial success of those releases.

Customers and Distributors
Loss of Key Licensee or Customer. A small number of our licensees or customers may represent a significant percentage of our licensing, products, or services revenue. Although we generally have agreements with these licensees or customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit licensees from using competing technologies or customers from purchasing products and services from competitors. Because many of our markets are rapidly evolving, customer demand for our technologies and products can shift quickly. Because of our increased presence in the mobile market where our Dolby Digital and Dolby Digital Plus technologies are not mandated as industry standards, the risk that a large licensee may reduce or eliminate its use of our technologies has increased.
Reliance on Semiconductor Manufacturers. Our licensing revenue from system licensees depends in large part upon the availability of integrated circuits (“ICs”) that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer entertainment products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce, and then sell them to system licensees in accordance with their agreements. We do not control the IC manufacturers’ decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts.
Consumer Spending Weakness. Weakness in general economic conditions may suppress consumer demand in our markets. Many of the products in which our technologies are incorporated are discretionary goods, such as PCs, televisions, set-top boxes, Blu-ray Disc players, video game consoles, audio/video receivers, mobile devices, in-car entertainment systems, and home-theater systems. Weakness in general economic conditions may also lead to licensees and customers becoming delinquent on their obligations to us or being unable to pay, resulting in a higher level of write-offs. Economic conditions may increase underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increase the unauthorized use of our technologies.
Reliance on Distributors. We rely significantly on a global network of independent, regional distributors to market and distribute our cinema and broadcast products. Our distributor arrangements are non-exclusive and our distributors are not obligated to buy our products and can represent competing products, and they may be unwilling or unable to dedicate the resources necessary to promote our portfolio of products. Our distributors could retain product channel inventory levels that exceed future anticipated sales, which could affect future sales to those distributors. In addition, failure of our distributors to adhere to our policies designed to promote compliance with global anticorruption laws, export controls, and local laws, could subject us to criminal or civil penalties and stockholder litigation.
Marketing and Branding
Importance of Brand Strength. Maintaining and strengthening the Dolby brand is critical to maintaining and expanding our licensing, products, and services business, as well as to our ability to enter the new markets we are pursuing for our technologies, including Dolby Voice for the communications market, video solutions for the consumer market, and others. Our continued success depends on our reputation for providing high quality technologies, products, and services across a wide range of entertainment markets, including the consumer entertainment, PC, broadcast, and gaming markets. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business will suffer. Furthermore, we believe that the strength of our brand may affect the likelihood that our technologies are adopted as industry standards in various markets and for various applications. Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to enter into new markets successfully, and to provide high quality products and services in these new markets.

Industry Standards
The entertainment industry depends upon industry standards to ensure compatibility across delivery platforms and a wide variety of consumer entertainment products. We make significant efforts to design our products and technologies to address capability, quality, and cost considerations so that they either meet, or more importantly, are adopted as industry standards across the broad range of entertainment industry markets in which we participate, as well as the markets in which we hope to compete in the future. To have our products and technologies adopted as industry standards, we must convince a broad spectrum of standards-setting organizations throughout the world, as well as our major customers and licensees who are members of such organizations, to adopt them as such. The market for broadcast technologies has traditionally been heavily based on industry standards, often mandated by governments choosing from among alternative standards, and we expect this to be the case in the future.
Difficulty Becoming Incorporated in an Industry Standard. Standards-setting organizations establish technology standards for use in a wide range of consumer entertainment products. It can be difficult for companies to have their technologies adopted as an industry standard, as multiple companies, including ones that typically compete against one another, are involved in the development of new technology standards for use in entertainment-oriented products.
Participants May Choose Among Alternative Technologies within Standards. Even when a standards-setting organization incorporates our technologies in an industry standard for a particular market, our technologies may not be the sole technologies adopted for that market. Our operating results depend upon participants in that market choosing to adopt our technologies instead of competitive technologies that also may be acceptable under such standard. For example, the continued growth of our revenue from the broadcast market will depend upon both the continued global adoption of digital television generally and the choice to use our technologies where it is one of several accepted industry standards.
Being Part of a Standard May Limit Our Licensing Practices. When a standards-setting organization mandates our technologies, we generally must agree to license such technologies on a fair, reasonable, and non-discriminatory basis, which could limit our control over the use of these technologies. In these situations, we must often limit the royalty rates we charge for these technologies and we may be unable to limit to whom we license such technologies or to restrict many terms of the license. We have in the past, and may in the future, be subject to claims that our licensing of industry standard technologies may not conform to the requirements of the standards-setting organization. Allegations such as these could be asserted in private actions seeking monetary damages and injunctive relief, or in regulatory actions. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies.

Royalty Reporting
Our operating results fluctuate based on the risks set forth in this section, as well as on:

•	Timing of royalty reports from our licensees and meeting revenue recognition criteria;

•	Royalty reports including positive or negative corrective adjustments;

•	Retroactive royalties that cover extended periods of time; and

•	The recognition of unusually large amounts of revenue in any given quarter because not all of our revenue recognition criteria were met in prior periods.
Inaccurate Licensee Royalty Reporting. We generate licensing revenue primarily from OEMs who license our technologies and incorporate those technologies in their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to report their shipments accurately. However, we have difficulty independently determining whether our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We have in the past been, and may in the future be, involved in disputes with third party technology licensees regarding license terms. Most of our license agreements permit us to audit our licensees’ records and we routinely exercise these rights, but audits are generally expensive, time-consuming, and potentially detrimental to our ongoing business relationships with our licensees. In the past, licensees have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalties by our licensees.
Royalties We Owe Others. In some cases, the products we sell and the technologies we license to our customers include intellectual property that we have licensed from third parties. Our agreements with these third parties generally require us to pay them royalties for that use, and give the third parties the right to audit our calculation of those royalties. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We have in the past been, and may in the future be, involved in disputes with third party technology licensors regarding license terms. A successful challenge by a third party could result in the termination of a license agreement or an increase in the amount of royalties we have to pay to the third party.

TECHNOLOGY TRENDS AND DEVELOPMENTS
Technology Innovation. The future growth of our licensing revenue will depend upon our success in new and existing markets for our technologies, such as digital broadcast, mobile devices, online and mobile media distribution, consumer video and voice. The markets for our technologies and products are defined by:

•	Rapid technological change;

•	New and improved technology and frequent product introductions;

•	Changing consumer and licensee demands;

•	Evolving industry standards; and

•	Technology and product obsolescence.
Our future success depends on our ability to enhance our technologies and products and to develop new technologies and products that address the needs of the market in a timely manner. The development of enhanced and new technologies and products is a complex, uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, acquire, market, or support new or enhanced technologies or products on a timely basis, if at all.
Experience with New Markets and Business Models. Our future growth will depend, in part, upon our expansion into areas beyond our core audio and cinema markets. In addition to our digital cinema initiatives, we are exploring other areas that facilitate delivery of digital entertainment, such as video solutions for the consumer market and Dolby Voice technology for the communications market. As we enter into these new markets, we will face new sources of competition, new business models, and new customer relationships. In order to be successful in these markets, we will need to cultivate new industry relationships to bring our products, services, and technologies to market. Our inexperience in one or more of these markets could limit our ability to successfully execute on our growth strategy.
INTELLECTUAL PROPERTY
Our business is dependent upon protecting our patents, trademarks, trade secrets, copyrights, and other intellectual property rights. Effective intellectual property rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. We also seek to maintain select intellectual property as trade secrets, and third parties or our employees could intentionally or accidentally compromise the intellectual property that we maintain as trade secrets. In addition, protecting our intellectual property rights is costly and time consuming. We have taken steps in the past to enforce our intellectual property rights and expect to do so in the future. However, it may not be practicable or cost effective for us to enforce our intellectual property rights fully, particularly in some countries or where the initiation of a claim might harm our business relationships.
We generally seek patent protection for our innovations. However, our patent program faces a number of challenges, including:

•	Possibility that some of these innovations may not be protectable;

•	Failure to protect innovations that later turn out to be important;

•	Insufficient patent protection to prevent third parties from designing around our patent claims; and

•	Possibility that an issued patent may later be found to be invalid or unenforceable.

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of September 27, 2013, we had over 3,500 issued patents and over 2,700 pending patent applications in more than 50 jurisdictions throughout the world. Our currently issued patents expire at various times through April 2038.
We seek to mitigate this risk in a variety of ways. We regularly look for opportunities to expand our patent portfolio through organic development and acquisitions. We develop proprietary technologies to replace licensing revenue from technologies covered by expiring patents with licensing revenue supported by patents with a longer remaining life. And we develop and license our technologies in a manner designed to minimize the chance that a system licensee would develop competing technologies.
In particular, some of our patents relating to Dolby Digital technologies, from which we derive a significant part of our licensing revenue, have expired and others will expire over the next several years. We have transitioned a number of our Dolby Digital licensees, and continue to make progress in transitioning other Dolby Digital licensees, to Dolby Digital Plus technologies, an extension of our Dolby Digital technologies, whose patents generally expire later than the Dolby Digital patents. We now derive a significant part of our licensing revenue from Dolby Digital Plus. To be successful, we must continue to transition licensees to Dolby Digital Plus, and discourage licensees of Dolby Digital Plus to transition back to Dolby Digital as our original patents covering this technology expire.
Unauthorized Use of Our Intellectual Property. We have often experienced, and expect to continue to experience, problems with non-licensee OEMs and software vendors, particularly in emerging economies, such as China, incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. Manufacturers of integrated circuits, or ICs, containing our technologies occasionally sell these ICs to third parties who are not our system licensees. These sales, and the failure of such manufacturers to report the sales, facilitate the unauthorized use of our intellectual property. As emerging economies transition from analog to digital content, such as the transition from analog to digital broadcast, we expect to experience increased problems with this form of piracy.
Intellectual Property Litigation. Companies in the technology and entertainment industries frequently engage in litigation based on allegations of infringement or other violations of intellectual property rights. We have faced such claims in the past and we expect to face similar claims in the future. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle, and could divert management resources and attention. In the past, we have settled claims relating to infringement allegations and agreed to make payments in connection with such settlements. An adverse determination in any intellectual property claim could require that we pay damages or stop using technologies found to be in violation of a third party’s rights and could prevent us from offering our products and services to others. In order to avoid these restrictions, we may have to seek a license for the technology, which may not be available on reasonable terms or at all. Licensors could also require us to pay significant royalties. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense. If we cannot license or develop technologies for any aspects of our business found to be infringing, we may be forced to limit our product and service offerings and may be unable to compete effectively.
In some instances, we have contractually agreed to provide indemnifications to licensees relating to our intellectual property. Additionally, at times we have chosen to defend our licensees from third party intellectual property infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future.
Licensee Disputes. At times, we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us based on potential antitrust claims or regarding our licensing royalty rate practices. Damages and requests for injunctive relief asserted in claims like these could be significant, and could be disruptive to our business.
U.S. and Foreign Patent Rights. Our licensing business depends in part on the uniform and consistent treatment of patent rights in the U.S. and abroad. Changes to the patent laws and regulations in the U.S. and abroad may limit our ability to obtain, license, and enforce our rights. Additionally, court and administrative rulings may interpret existing patent laws and regulations in ways that hurt our ability to obtain, license, and enforce our patents. We face challenges protecting our intellectual property in foreign jurisdictions, including:

•
Our ability to enforce our contractual and intellectual property rights, especially in countries that do not recognize and enforce intellectual property rights to the same extent as the U.S., Japan, Korea, and European countries do, which increases the risk of unauthorized use of our technologies;

•
Limited or no patent protection for our Dolby Digital technologies in countries such as China, Taiwan, and India, which may require us to obtain patent rights for new and existing technologies in order to grow or maintain our revenue; and

•
Because of limitations in the legal systems in many countries, our ability to obtain and enforce patents in many countries is uncertain, and we must strengthen and develop relationships with entertainment industry participants worldwide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate.

OPERATIONS
Reliance on Key Suppliers. Our reliance on outside suppliers for some of the key materials and components we use in manufacturing our products involves risks, including limited control over the price, timely delivery, and quality of such components. We generally have no formal agreements in place with our suppliers for the continued supply of materials and components. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause delays in our operations and increase our production costs. In addition, our suppliers may not be able to meet our production demands as to volume, quality, or timeliness.
Moreover, we rely on sole source suppliers for some of the components that we use to manufacture our products, including specific charged coupled devices, light emitting diodes, and digital signal processors. These sole source suppliers may become unable or unwilling to deliver these components to us at an acceptable cost or at all, which could force us to redesign those specific products. Our inability to obtain timely delivery of key components of acceptable quality, any significant increases in the prices of components, or the redesign of our products could result in production delays, increased costs, and reductions in shipments of our products.
Product Quality. Our products, and products that incorporate our technologies, are complex and sometimes contain undetected software or hardware errors, particularly when first introduced or when new versions are released. In addition, we do not have as much control over manufacturing performed by contract manufacturers, which could result in quality problems. Furthermore, our products and technologies are sometimes combined with or incorporated into products from other vendors, sometimes making it difficult to identify the source of a problem. Any negative publicity or impact relating to these product problems could affect the perception of our brand and market acceptance of our products or technologies. These errors could result in a loss of or delay in market acceptance of our products or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. In addition, if our products or technologies contain errors we could be required to replace or reengineer them, which would increase our costs. Moreover, if any such errors cause unintended consequences, we could incur substantial costs in defending and settling product liability claims. Although we generally attempt to contractually limit our liability, if these contract provisions are not enforced, or are unenforceable for any reason, or if liabilities arise that are not effectively limited, we could incur substantial costs in defending and settling product liability claims.
Production Processes and Production. Production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time in a cost effective manner, which could harm our competitive position. We have a single production facility and increasingly use contract manufacturers for a significant portion of our production capacity. Our reliance on contract manufacturers for the manufacture of our products involves risks, including limited control over timely delivery and quality of such products. If production of our products is interrupted, we may not be able to manufacture products on a timely basis. A shortage of manufacturing capacity for our products could materially adversely affect our operating results and damage our customer relationships. We may be unable to quickly adapt our manufacturing capacity to rapidly changing market conditions and a contract manufacturer may encounter similar difficulties. Likewise, we may be unable to quickly respond to fluctuations in customer demand or contract manufacturer interruptions. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products.
Cybersecurity. We rely on information technology systems in the conduct of our business, including systems designed and managed by third parties. Many of these systems contain confidential information, including personal information, trade secrets and other intellectual property. While we have taken a number of steps to protect these systems, the number and sophistication of malicious attacks that companies have experienced from third parties has increased over the past few years. Disruptions to these systems, due to outages, breaches or other causes, can have severe consequences to our business, including financial loss and reputational damage.

COMPETITION
The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Consumers may perceive the quality of the audio experience produced by some of our competitors’ technologies to be equivalent or superior to the audio experience produced by our technologies. Some of our current or future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete, particularly in the market for online media content. These competitors may also be able to offer integrated system solutions in markets for entertainment technologies on a royalty-free basis or at a lower price than our technologies, including audio, video, and other technologies, which could make competing technologies that we develop less attractive.
Pricing Pressures. The markets for the consumer entertainment products in which our technologies are incorporated are intensely competitive and price sensitive. We expect to face increased royalty pricing pressure for our technologies as we seek to drive the adoption of our technologies into online content and portable devices, such as tablets and smartphones. Retail prices for consumer entertainment products that include our sound technologies, such as DVD players and home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, OEMs have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge.
Customers as Competitors. We face competitive risks in situations where our customers are also current or potential competitors. For example, Sony and Technicolor are significant licensee customers, but are also competitors with respect to some of our consumer, broadcast, and cinema technologies. Our customers may choose to use competing technologies they have developed or in which they have an interest rather than use our technologies. The existence of important customer relationships may influence which strategic opportunities we pursue, as we may forgo some opportunities in the interests of preserving a critical customer relationship.
Competition from Other Audio Formats. We believe that the success we have had licensing our technologies to system licensees is due, in part, to the strength of our brand and the perception that our technologies provide a high quality solution for multichannel audio. However, both free and proprietary sound technologies are becoming increasingly prevalent, and we expect competitors to continue to enter this field with other solutions. Furthermore, to the extent that customers perceive our competitors’ solutions to provide the same advantages as our technologies at a lower or comparable price, there is a risk that these customers may treat sound encoding technologies as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure.
Competition for Employees. In order to be successful, we must attract, develop, and retain employees, including employees to work on our growth initiatives where our current employees may lack experience with the business models and markets we are pursuing. Competition for experienced employees in our markets can be intense. In order to attract and retain employees, we must provide a competitive compensation package, including cash and equity compensation. Our equity awards include stock options and restricted stock units, and the future value of these awards is uncertain, and depends on our stock price performance over time. In order for our compensation packages to be viewed as competitive, prospective employees must perceive our equity awards as a valuable benefit.

STRATEGIC ACTIVITIES
Importance of Relationships with Entertainment Industry. To be successful, we must maintain and grow our relationships with a broad range of entertainment industry participants, including:

•	Content creators, such as film directors, studios, music producers and mobile and online content producers;

•	Content distributors, such as film exhibitors, broadcasters, operators, and over-the-top ("OTT") video services providers and video game publishers; and

•	Device manufacturers.
Relationships have historically played an important role in the entertainment markets that we serve. For example, sales of our products and services are particularly dependent upon our relationships with major film studios and broadcasters, and licensing of our technologies is particularly dependent upon our relationships with system licensees and IC manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be less likely to purchase and use our technologies, products, and services, or create content incorporating our technologies.

Consequences of M&A Activity. We evaluate a wide array of possible strategic transactions, including acquisitions. We consider these types of transactions in connection with, among other things, our efforts to strengthen our core audio business and expand our business beyond sound technologies. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future, any of these transactions could be significant in relation to our market capitalization, financial condition, or results of operations. The process of integrating an acquired company, business, or technology may create unforeseen difficulties and expenditures. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures, and languages; currency risks; and risks associated with the economic, political, and regulatory environment in specific countries. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, and write-offs of goodwill. Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Also, the anticipated benefits of our acquisitions may not materialize.
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

LEGAL AND REGULATORY COMPLIANCE
Costs of Environmental Laws and Regulation. Our operations use substances regulated under federal, state, local, and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management, disposal, and labeling of hazardous substances and wastes, and the cleanup of contaminated sites. In addition, future environmental laws and regulations have the potential to affect our operations, increase our costs, decrease our revenue, or change the way we design or manufacture our products. We face increasing complexity in our product design as we adjust to requirements relating to the materials composition of our products. For some products, substituting particular components containing regulated hazardous substances is more difficult or costly, and additional redesign efforts could result in production delays. We could incur costs, fines, and civil or criminal sanctions, third party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws.
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. We are subject to a number of risks related to conducting business internationally, including:

•	U.S. and foreign government trade restrictions, including those which may impose restrictions on importation of programming, technology, or components to or from the U.S.;

•	Compliance with applicable international laws and regulations that may differ or conflict with laws in other countries where we conduct business, or are otherwise not harmonized with one another;

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
Conflict Minerals. The SEC has adopted rules regarding disclosure of the use of conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold), which are mined from the Democratic Republic of the Congo and surrounding countries. This requirement could affect the sourcing of materials used in our products as well as the companies we use to manufacture our products. In circumstances where conflict minerals in our products are found to be sourced from the Democratic Republic of the Congo or surrounding countries, Dolby may take actions to change materials or designs to reduce the possibility that Dolby's purchase of conflict minerals may fund armed groups in the region. These actions could add engineering and other costs to the manufacture of our products.
We expect to incur costs to design and implement a process to discover the origin of the tantalum, tin, tungsten, and gold used in our products, including components we purchase from third parties, and to audit our conflict minerals disclosures. Our reputation may also suffer if we have included conflict minerals originating in the Democratic Republic of the Congo or surrounding countries in our products, and those conflict minerals funded armed groups in the region.
Tax Rates and Liabilities. Changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or changes in tax laws or their interpretation could affect our future effective tax rates. We file income tax returns in the U.S. and in several U.S. state and foreign jurisdictions, and must use judgment in determining our worldwide provision for income taxes. For example, the following could affect our income taxes:

•	Earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Expiration of or lapses in the R&D tax credit laws;

•	Fluctuations in tax exempt interest income;

•	Transfer pricing adjustments;

•	Tax effects of nondeductible compensation;

•	Tax costs related to intercompany realignments;

•	Any obligations or decisions to repatriate earnings from abroad earlier than anticipated;

•	Changes in accounting principles; or

•
Changes in tax laws and regulations in the countries in which we operate including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.

We are subject to the periodic examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, but an adverse decision by tax authorities could significantly impact our financial results. Additionally, due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realizability of our deferred tax assets could change in the future, which may result in additional tax liabilities.

STOCK-RELATED ISSUES
Controlling Stockholder. On September 12, 2013, our founder, Ray Dolby, passed away. At September 27, 2013, Ray Dolby’s family members and their affiliates owned 21,554 shares of our Class A common stock and

54,751,378 shares of our Class B common stock. As of September 27, 2013, Ray Dolby’s family members and their affiliates had voting power of approximately 99.8% of our outstanding Class B common stock, which in the aggregate represented approximately 91.9% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
Because of this dual class structure, Ray Dolby’s family members and their affiliates will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock.
Moreover, these persons may take actions in their own interests that our stockholders do not view as beneficial. Absent a transfer of Class B common stock that would trigger an automatic conversion as described above, there is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock.
Insider Sales of Common Stock. If our founder’s family, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline.
Stock Repurchase Program. Our stock repurchase program may reduce the public float of shares available for trading on a daily basis. Such purchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will buy additional shares of our Class A common stock under our stock repurchase program or that any future repurchases will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our Class A common stock, the nature of other investment or strategic opportunities presented to us, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Facilities
Our principal corporate office, which we lease from the Dolby Family Trust, is located at 100 Potrero Avenue, San Francisco, California. This office provides approximately 70,000 square feet of space. The lease for this office expires on April 30, 2014, but we have options to renew the lease for two additional five-year terms.
Dolby Wootton Bassett, LLC, of which Dagmar Dolby as Trustee of the Dolby Family Trust is the sole member, the Ray Dolby Trust (together with Dolby Holdings II LLC, of which Dagmar Dolby is the sole Manager), or the Dolby Family Trust own a majority financial interest in real estate entities that own and lease to us certain of our other facilities in California and the United Kingdom. We own the remaining financial interests in these real estate entities. We lease from these real estate entities approximately 122,000 square feet of space at 999 Brannan Street, San Francisco, California for our principal administrative offices, approximately 43,500 square feet of space in Brisbane, California for manufacturing facilities and approximately 43,000 combined square feet of space at two locations in Burbank, California used for research and development and for sales, services, and administrative facilities. In addition, we lease from these real estate entities approximately 66,000 square feet of space in Wootton Bassett, England, which was used for manufacturing, sales, services and administrative facilities. In fiscal 2009, we consolidated our Wootton Bassett, U.K. manufacturing operations into our Brisbane, California facility to improve operational efficiencies. The leases for these facilities expire at various times through 2015.
In fiscal 2012, we purchased an approximately 354,000 square foot property in San Francisco, California for approximately $109.8 million. After making certain improvements to the property to prepare the building for our use, we intend to use the space as our worldwide headquarters.
We also lease additional research and development, sales, product testing, and administrative facilities from third parties in California, New York, Indiana, Pennsylvania, and internationally, including in Asia, Europe, Australia, Dubai and Brazil.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DLB.” The following table sets forth the range of high and low sales prices on the NYSE of the Class A common stock for the periods indicated, as reported by the NYSE.

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$34.84	$28.48	$33.12	$26.28
Second Quarter	33.56	29.33	39.54	30.68
Third Quarter	35.60	31.38	45.11	36.33
Fourth Quarter	35.03	31.38	42.69	30.67
Our Class B common stock is neither listed nor publicly traded. As of October 25, 2013, there were 15 holders of record of our Class A common stock and 49 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record since a large portion of our common stock is held through brokerage firms.
Dividend Policy
Prior to fiscal 2013, we had never declared nor paid a cash dividend on our common stock.
On December 11, 2012, our Board of Directors declared a special dividend in the amount of $4.00 per share on our Class A and Class B Common Stock. Payment of the special dividend was made on December 27, 2012 to all stockholders of record as of the close of business on December 21, 2012 ("Record Date"). Based on the 102,051,386 shares of Class A and Class B Common Stock outstanding as of the record date, the total special dividend payment was $408.2 million.
The declaration of this special dividend is considered a one-time occurrence, and in light of the fact that we have not historically declared nor paid cash dividends, the declaration of this special dividend in fiscal 2013 is not indicative of future expected dividend payments.
We currently intend to retain any future earnings and do not currently plan to pay any dividends. The payment of future dividends on the common stock and the rate of such dividends, if any, will be determined by our Board of Directors in light of our results of operations, financial condition, capital requirements, and any other relevant factors. See Note 6 “Stockholders’ Equity and Stock-Based Compensation” for additional information related to the special dividend.
Sales of Unregistered Securities
During the fiscal quarter ended September 27, 2013, we issued an aggregate of 14,542 shares of our Class B common stock to certain employees, officers, and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan; from September 28, 2013 through October 25, 2013, we issued an aggregate of 250 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of approximately $0.1 million in the fiscal quarter ended September 27, 2013 and less than $0.1 million in the period from September 28, 2013 through October 25, 2013 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.
As of October 25, 2013 options to purchase an aggregate of 116,295 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering, and no further option grants will be made under our 2000 Stock Incentive Plan. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, and $100.0 million as announced on July 27, 2010, August 4, 2011, and February 8, 2012, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate. The following table provides information regarding our share repurchases made during the fourth quarter of fiscal 2013:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Repurchased	Approximate Dollar Value of Remaining Authorized Share Repurchases (2)
June 29, 2013 - July 26, 2013	—	$—	—	$124.1 million
July 27, 2013 - August 23, 2013	149,600	32.65	149,600	$119.3 million
August 24, 2013 - September 27, 2013	100,400	32.02	100,400	$116.1 million
Total	250,000		250,000

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the remaining maximum number of shares (or the approximate dollar value) that may yet be purchased under the stock repurchase program.

Stock Price Performance Graph
The following graph compares the total cumulative return of our Class A common stock with the total cumulative return for the New York Stock Exchange Composite Index (“NYSE Composite”) and the Russell 3000 Index (“Russell 3000”) for the five fiscal years ended September 27, 2013. The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $36.04 on September 26, 2008, and in the NYSE Composite and Russell 3000 on the same date and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “filed” for purposes of Section 18 of Securities Exchange Act of 1934, as amended (“Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this filing. The consolidated balance sheet data for the fiscal years ended September 27, 2013 and September 28, 2012, and consolidated statements of operations data for the fiscal years ended September 27, 2013, September 28, 2012, and September 30, 2011 were derived from our audited consolidated financial statements included in this report. The consolidated statements of operations and balance sheet data for the fiscal years ended September 24, 2010 and September 25, 2009 were derived from our audited consolidated financial statements not included in this report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods. Note that fiscal 2011 consisted of 53 weeks, while all other fiscal years presented consisted of 52 weeks.
Beginning in the first quarter of fiscal 2013, settlements from implementation licensees have been classified as licensing revenue rather than an offset to sales and marketing expenses. For additional details on the reclassification, see Note 1 “Basis of Presentation” to our consolidated financial statements. In order to conform to the current period's presentation, we have reclassified these settlements for the prior periods presented within our consolidated statements of operations as follows (in thousands):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011	September 24, 2010	September 25, 2009
Reclassified implementation licensee settlements	N/A	$6,750	$5,560	$7,840	$5,977

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011	September 24, 2010	September 25, 2009
	(in thousands, except per share amounts)
Operations:
Revenue	$909,674	$933,014	$961,065	$930,553	$725,480
Gross margin	812,955	840,987	849,894	790,898	654,735
Operating expenses	567,693	478,995	420,161	369,357	297,046
Income before provision for income taxes	250,646	368,991	440,643	437,012	371,419
Net income attributable to Dolby Laboratories, Inc.	189,271	264,302	309,267	283,447	242,991
Net income per share:
Basic	$1.86	$2.47	$2.78	$2.50	$2.15
Diluted	$1.84	$2.46	$2.75	$2.46	$2.11
Weighted-average shares outstanding:
Basic	101,879	106,926	111,444	113,452	113,101
Diluted	102,788	107,541	112,554	115,388	115,367

Cash dividends paid per common share	$4.00	$—	$—	$—	$—

	September 27, 2013	September 28, 2012	September 30, 2011	September 24, 2010	September 25, 2009
	(in thousands)
Cash and cash equivalents	$454,397	$492,600	$551,512	$545,861	$451,678
Working capital	639,907	813,446	999,213	894,657	744,254
Short-term and long-term investments	446,605	664,307	664,078	493,106	489,746
Total assets	1,737,945	1,960,798	1,884,387	1,711,772	1,581,315
Long-term debt	—	—	—	—	5,825
Total stockholders’ equity—Dolby Laboratories, Inc.	1,481,110	1,720,269	1,663,513	1,473,737	1,341,108

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
Executive Summary
At the beginning of fiscal 2013, we highlighted several priorities that we planned to focus on during the year. The following represents a summary of our progress made in these priority areas to date:
Mobile. We expanded the use of our technologies in high-end smartphones and tablets, further establishing our strong position across the mobile ecosystem. In the Windows ecosystem, our technologies are embedded in the Windows 8 operating system for tablets and PCs, and Netflix is now sending Dolby-enabled content to select Windows 8 devices. In the Android ecosystem, our technologies are now on a growing share of smartphones and tablets, and various service providers send Dolby-enabled content to Android devices. Likewise, in the Amazon ecosystem, Amazon Instant Video is distributing movies and TV shows with Dolby Digital Plus soundtracks to various Kindle models.
Broadcast. In broadcast, we strengthened our position as the adopted standard in digital television and high definition content in North America and throughout much of Europe. We also extended the use of our technologies in a number of emerging markets. In China, new operators have adopted Dolby Digital Plus in their set-top boxes and we estimate that Dolby technologies are deployed in over half of the High Definition channels on air in China. In addition, several new operators in Malaysia, Vietnam and the Philippines adopted Dolby Digital Plus in their set-top boxes. Our technologies are now featured in a number of over-the-top services including iTunes, Netflix, Amazon, HBO GO, VUDU, and Cinema Now. Additionally, Target has included our technology in Target Ticket, their new digital video service that launched during the fourth quarter of fiscal 2013.
Cinema. We began shipping and generating revenues from Dolby Atmos, an object-oriented platform that provides precision and flexibility in sound placement to deliver the most natural and realistic experience in a cinema environment. As of September 27, 2013, over seventy-five Dolby Atmos movie titles have been released or announced by the major Hollywood studios as well as by international distributors, and more than three hundred Atmos-enabled screens have been installed or are committed for installment. The following is a sampling of some of the more notable titles that have been or will be shown in Dolby Atmos:

Title	Release Date	Distributor
Life Of Pi	November 2012	20th Century Fox
The Hobbit: An Unexpected Journey	December 2012	Warner Bros.
Oz: The Great and Powerful	March 2013	Disney
Oblivion	April 2013	Universal
Iron Man 3	May 2013	Disney
Star Trek: Into Darkness	May 2013	Paramount
Man Of Steel	June 2013	Warner Bros.
Pacific Rim	July 2013	Warner Bros.
The Wolverine	July 2013	20th Century Fox
Elysium	August 2013	Sony Pictures
Gravity	October 2013	Warner Bros.
Thor 2 The Dark World	November 2013	Disney
The Hunger Games: Catching Fire	November 2013	Lions Gate
The Hobbit: The Desolation of Smaug	December 2013	Warner Bros.
New Solutions. We continued to develop new technologies and solutions including the following:

•
Dolby Voice. Dolby Voice is one of our newest offerings. It represents an audio conferencing solution that enables virtual meetings to sound and feel more like in-person meetings. During this past year, we announced a global partnership with BT, a leading provider of audio and video conferencing solutions. As part of this arrangement, BT will incorporate Dolby voice into their offerings under a limited exclusivity period. In October 2013, BT launched their "BT MeetMe" with Dolby Voice service which will be available to customers worldwide.

•
Dolby 3D for the Home. In association with Philips and the Cameron Pace Group (CPG) led by director James Cameron, Dolby entered into an agreement to integrate the Dolby® 3D format into CPG's 3D video content production workflow. We believe that glasses-free 3D presentation in the home can be improved by using the Dolby 3D format and we are developing products and solutions aimed at this potential market.

Opportunities, Challenges, and Risks
Today, content is captured, delivered, and played back in more ways than ever before. Consumers access content at will and on the go through multiple channels, including cinema, optical disc, digital broadcast, wired internet, and cellular networks. As consumers are presented with more options for receiving content, competition across delivery channels has intensified. As such, our licensing and product markets are characterized by rapid technological changes, new product introductions, changing customer and licensee demands and evolving industry standards that present a high risk of obsolescence. However, we believe that these changes also present us with opportunities to provide realistic and multi-channel audio, video and communications experiences to consumers through new and emerging delivery channels.
Licensing
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Year Ended
Market	September 27, 2013	September 28, 2012	September 30, 2011	Main Products Incorporating Our Technologies
Broadcast	37%	34%	31%	Televisions and set-top boxes
PC	24%	28%	30%	Microsoft Windows operating systems and DVD software players
Consumer Electronics	16%	19%	21%	DVD and Blu-ray Disc players and recorders, audio/video receivers, and home-theater-in-a-box systems
Mobile	12%	8%	7%	Smartphones, tablets and other mobile devices
Other	11%	11%	11%	Video game consoles, Automotive (in-car DVD players)
Total	100%	100%	100%
Content creators and distributors are increasingly focused on delivering content for online consumption across a multitude of media and devices with varying bandwidth and performance capabilities, including PCs, connected TVs, set-top boxes, gaming consoles, connected Blu-ray Disc players, and various mobile devices. Many mobile devices now designed for enhanced capture and playback present a challenge for content creators and device manufacturers seeking consistent audio quality. We believe this challenge provides opportunities whereby we can provide solutions to optimize the audio experience across the online and portable device markets.
With the continued evolution of consumer entertainment choices and our efforts to provide competitive audio and video technologies for a wide variety of devices, the composition of our optical and non-optical based licensing revenue has changed. Our optical disc-based revenue is generated from the licensing of technologies that enable DVD or Blu-ray Disc playback, including those incorporated in the Microsoft Windows 7 and 8 operating systems, independent PC DVD software players, and consumer DVD and Blu-ray Disc players. Non-optical disc based licensing revenue includes revenue derived from products such as TVs, set-top boxes, and mobile phones, as well as our post-processing technologies on a range of devices. The portion of our total licensing revenue comprised of our non-optical disc based licensing has been increasing over time, as shown in the following table:

	Fiscal Year Ended
Licensing Revenue	September 27, 2013	September 28, 2012	September 30, 2011
Non-Optical	66%	57%	52%
Optical	34%	43%	48%
Broadcast Market
In our broadcast market we derive the majority of our revenue from licensing our technologies to OEMs of televisions and set-top boxes. The efficiency and quality of our multichannel technologies are well suited to digital broadcast bandwidth requirements and to delivering a premium HD content experience. As evidenced by the high percentage of global sales of TV and set-top boxes shipped with our technologies, we continue to maintain strong market share.

As countries within emerging markets convert to digital television, we are well positioned to benefit from this transition, and our growth in this market is dependent in part upon continued adoption of our technologies. Broadcast services that operate under bandwidth constraints, such as terrestrial broadcast or Internet protocol television (“IPTV”) services, benefit from Dolby technologies, which enable the delivery of high quality audio content at reduced bit rates, thereby conserving bandwidth.
PC Market
Our technologies are in the majority of PCs sold today due to their incorporation in Microsoft Windows 8 for disc and online content playback and, for versions prior to Windows 8, primarily because of their inclusion in DVD and Blu-ray Disc playback functionality. Historically, we have licensed our technologies to a range of PC licensees, including independent software vendors (“ISV”), PC OEMs, and operating system providers. The release of new versions of major PC operating systems has sometimes resulted in changes in the mix of our PC licensees. The impact on us from the transition to Windows 8 will depend on several factors, including the extent to which Windows 8 is adopted, unit shipments in the marketplace, and our direct licensing relationships with PC OEMs.
Consumer Electronics ("CE") Market
Our CE market is primarily driven by revenue attributable to DVD and Blu-ray Disc players and recorders. Sales of DVD players are declining as a result of the maturity of the DVD platform and a shift to Blu-ray players and other connected devices capable of delivering content. The decline in DVD revenue is only partially offset by revenue from Blu-ray players which have not reached the annual volumes generated by DVD players in prior periods. This is in part due to the large number of competing products and services that currently deliver content over the Internet.
Mobile Market
Our mobile market is largely driven by sales of smartphones and tablet devices that incorporate our technologies. Our growth in this market is dependent not only on the performance of the mobile device market as a whole, but also on our success of collaborating with manufacturers of mobile devices to incorporate our technologies. Currently, these devices include various Android smartphones and tablets, certain Amazon Kindle models, and Microsoft Windows 8 smartphones and tablets. However, the rate of new product development in this sector is rapid and can result in dramatic swings in consumer adoption trends. As a result, we must continue to align our technologies with a shifting array of mobile devices in order to maintain and grow the use of our solutions in mobile devices.
Other Markets
Revenue generated from our other markets typically stems from gaming devices and peripherals, automotive and licensing services. Revenue attributable to gaming and automotive is primarily driven by sales of video game consoles and in-car entertainment systems that incorporate our Dolby Digital, Dolby Digital Plus, AAC, and Dolby TrueHD technologies. Licensing services revenue, from the administration of our patent pools through our wholly-owned subsidiary Via Licensing Corporation, is primarily driven by demand for standards-based audio compression technologies for broadcast, CE, and mobile products.
Products
The following table presents the composition of our products revenue for all periods presented:

	Fiscal Year Ended
Market	September 27, 2013	September 28, 2012	September 30, 2011
Cinema	87%	87%	87%
Broadcast	9%	10%	10%
Other	4%	3%	3%
Total	100%	100%	100%
Revenue from our cinema products tends to fluctuate based on the underlying trends in the cinema industry, including technology adoption and replacement cycles. One such significant trend is the industry's transition from film-based to digital cinema, the latter of which eliminates film printing and distribution costs, combats piracy and enables repeated movie playback without image or audio degradation.
Digital cinema products
Our cinema products include our digital audio processor that provides multichannel surround playback for our digital cinema servers, screen server and central library server for the storage and playback of digital content, as well as our Dolby Digital Cinema Integrated Media Block (“IMB”) which performs audio and video decoding and playback. As the market for digital cinema servers and related equipment has become increasingly competitive and the industry's transition from film to digital nears completion, revenue from our cinema products will likely further decline until the industry’s replacement cycle reverses this trend. We will need to manage our products through such a decline.
Our Dolby Atmos object-oriented sound platform, introduced last year, enhances the cinema experience and provides more flexibility and control for sound designers and mixers to deliver more natural and realistic sound. To date, no standards exist for object audio playback in cinema, however both the North American Theatre Owners ("NATO") and Digital Cinema Initiative ("DCI"), a group representing the top Hollywood studios, have encouraged the development of an industry standard for object-oriented audio. We will continue to collaborate with these industry participants since the outcome may impact future adoption of our products.
Digital 3D products
Our digital cinema 3D products for cinema provide 3D image capabilities when combined with a digital cinema projector and server. Our revenue in this area has been negatively impacted by declines in unit shipments and lower selling prices for 3D products, as the market for 3D cinema equipment has become increasingly competitive and the adoption rate of new 3D screens has slowed considerably.
Broadcast products
Our broadcast products are used to encode, transmit, and decode multiple channels of high quality audio content for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming. Since our broadcast products support the use of our encoding technologies, revenue from these products will increase or decline commensurate with the adoption of our encoding technologies especially in new and emerging markets.
Film-based products
Our film cinema products are used primarily to read, decode, and play back film soundtracks, to calibrate cinema sound systems, and to enable soundtracks encoded in digital audio to be played back on analog cinema audio systems. As the cinema industry has increasingly adopted digital-based formats, revenue from our film cinema products has declined, and we anticipate this decline to continue.
Services
Services revenue is primarily tied to activity in the cinema industry, and has been adversely impacted by the industry's transition from film to digital-based production. Services are also dependent upon the volume of film production by studios and independent filmmakers. Several factors influence the number of movies produced in a given fiscal period, including strikes and work stoppages within the cinema industry and budgetary constraints and changes in cinema industry business models. Our services revenue continues to face significant competition from full-service post-production companies.
Strategic Initiatives
Developing Voice Technologies
With the growth of voice transmission over Internet protocol networks and the proliferation of devices that connect to these networks, we believe the quality of the voice experience can often be less than desirable. Our expertise in sound signal processing and compression technologies addresses some of the inherent shortcomings and provides noticeable improvement in voice quality and clarity. However, new or existing competitor technologies could adversely affect our ability to penetrate, grow and sustain market share in this industry.

Developing Video Technologies
Our success in audio has resulted in part from our ability to develop and deliver the products, services, tools, and technologies needed to deliver a consistent, high quality audio experience across multiple channels. We believe these core competencies can be applied to video to significantly improve the technology currently used to deliver premium video to displays. In the cinema market, we offer exhibitors our digital cinema servers and 3D digital cinema products, which deliver a vivid movie experience with sharp images and natural colors.
We also offer a Professional Reference Monitor, a flat-panel video reference display for post-production professionals. These professionals use our monitor for critical tasks, such as calibrating color accuracy to professional reference standards. Our Professional Reference Monitor uses our dynamic range imaging technologies, which compared to competing products, enable enhanced contrast, extended brightness and dynamic range, along with reduced power consumption in LED backlit televisions.
Building on the Strength of the Dolby Brand
We are building on the strength of the Dolby brand among consumers and our reputation among licensees and customers as a trusted provider of high quality sound and imaging technologies. Our solutions are critical to providing high quality audio and video experiences in the cinema, home, at work or on the go. We actively encourage our customers to place our trademarks on their products in conjunction with the inclusion of our technologies.
The inclusion of the Dolby trademark on a product informs audiences and consumers that the product incorporates our technologies and meets our quality standards, and we believe this helps OEMs sell their products. We will continue to encourage the use of our trademarks throughout the entertainment industry as an indicator to both professionals and consumers of consistently high quality.
Addressing Ongoing Content Creator Needs
Technology innovations for entertainment are often adopted first for professional use, as filmmakers, music producers, broadcasters, and video game designers look for ways to excite their audiences. We are collaborating with industry professionals to develop new technologies that facilitate and improve content recording, distribution, and playback. Our professional solutions often have applicability to the consumer arena, and when they apply, we intend to continue to adapt these technologies for use in consumer applications. Our noise reduction, multichannel sound, and digital audio technologies were all initially developed for professional use and later adapted for use in consumer products. We believe that our success in developing technologies for professional use contributes greatly to the appeal of our technologies and brand for consumer use.
Promoting the Adoption of Dolby Technologies in Industry Standards
As the entertainment industry develops technical standards for content creation, delivery, and playback, we are often actively involved in those efforts, and we seek to have our technologies included in industry standards. We actively develop, maintain, and strengthen relationships across the broad spectrum of entertainment industry participants, professional organizations, and global standards-setting bodies.
Revenue from Significant Customers
Revenue from Samsung represented approximately 12% of our total revenue in fiscal 2013, and consisted primarily of licensing revenue from our mobile and broadcast markets. Revenue from Samsung did not exceed 10% of our total revenue in the prior periods presented. Although revenue from Microsoft did not exceed 10% of our total revenue in fiscal 2013, revenue from Microsoft did represent approximately 14% and 13% of our total revenue in fiscal 2012 and fiscal 2011, respectively, and included licensing revenue from our PC, CE, and other markets. Under the Windows 8 licensing agreement, we now receive certain royalties directly from PC OEMs, which differs from the prior Windows 7 arrangement where these royalties came from Microsoft.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. The preparation of these financial statements requires us to establish accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements, and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy and estimate to be critical if it is both important to a company’s financial condition and/or results of operations and requires significant judgment on the part of management in its application. On a regular basis, we evaluate our assumptions, judgment, and estimates. We have discussed the selection and development of the critical accounting policies and estimates with the Audit Committee of our Board of Directors. The Audit Committee has reviewed our related disclosures in this Annual Report on Form 10-K. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from these estimates.
We consider the following accounting policies and estimates listed below to be the most critical due to both their importance on our financial condition and results of operations and the level of management judgment required. If actual results or events differ materially, our reported financial condition and results of operation for future periods could be materially affected. Historically, our estimates and assumptions have not significantly differed from actual results. The estimates and/or assumptions relevant to these critical policies have not significantly changed in recent years, nor do we anticipate them to significantly change in the future. For additional information describing all of our significant accounting policies and methods used in the preparation of our financial statements, refer to Note 2, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in Part II, Item 8, while further information regarding the potential risks to our future results of operations are included within “Risk Factors” in Part I, Item 1A of this Form 10-K.

Goodwill, Intangible Assets, and Long-Lived Assets
Description
We test goodwill for impairment annually during our third fiscal quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Intangible assets with definite lives are amortized over their estimated useful lives. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships and contracts, which are amortized on a straight-line basis over their useful lives ranging from three to seventeen years.

We review long-lived assets, including intangible assets, for impairment whenever events or a change in circumstances indicate that an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparing its carrying value to the total future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying value of the asset exceeds its estimated fair value.

Judgments And Uncertainties
Beginning in the third quarter of fiscal 2012, we adopted the provisions of the FASB's recently issued accounting standard (ASU 2011-08) which permits the execution of a qualitative assessment as a determinant for whether the two-step annual goodwill impairment test should be performed. In performing our annual goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill test. In performing the qualitative assessment, we consider events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit's net assets and changes in the price of our common stock. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed.

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

Revenue Recognition
Description
We enter into revenue arrangements with our customers to license technologies, trademarks and know-how and to sell products and services. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been completed, the seller's price to the buyer is fixed or determinable and collectibility is probable.

Multiple-Element Arrangements.   Some of our revenue arrangements include multiple elements (“MEs”), such as hardware, software, maintenance and other services. We evaluate each element in a multiple element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is both probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement fees are allocated to this combined single unit. If the unit separation criteria are met, we account for each element within a ME arrangement (such as hardware, software, maintenance and other services) separately, whereby the total arrangement fees are allocated to each element based on its relative selling price, which we establish using a selling price hierarchy. We determine the selling price of each element based on its vendor specific objective evidence (“VSOE”), if available, third party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available.

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

We determine our ESP for an individual element within a ME revenue arrangement using the same methods used to determine the selling price of an element sold on a standalone basis. If we sell the element on a standalone basis, we estimate the selling price by considering actual sales prices. Otherwise, we estimate the selling price by considering internal factors such as pricing practices and margin objectives. Consideration is also given to market conditions such as competitor pricing.

We account for the majority of our digital cinema server and processor sales as ME arrangements that may include up to four separate units, or elements, of accounting.

1. The first element consists of our digital cinema server hardware and the accompanying software, which is essential to the functionality of the hardware. This element is typically delivered at the time of sale.
2. The second element is the right to receive support and maintenance, which is included with the purchase of the hardware element and is typically delivered over a service period subsequent to the initial sale.
3. The third element is the right to receive specified upgrades, which is included with the purchase of the hardware element and is typically delivered when a specified upgrade is available, subsequent to the initial sale. Under revenue recognition accounting standards, sales of our digital cinema servers typically result in the allocation of a substantial majority of the arrangement fees to the delivered hardware element based on its ESP, which we recognize as revenue at the time of sale once delivery has occurred. A small portion of the arrangement fees are allocated to the undelivered support and maintenance element, and in some cases to the undelivered specified upgrade element, based on the VSOE or ESP of each element. The portion of the arrangement fees allocated to the support and maintenance element are recognized as revenue ratably over the estimated service period, and the portion of the arrangement fees allocated to specified upgrades are recognized as revenue upon delivery of the upgrade.
4. The fourth element is the right to receive commissioning services performed solely in connection with our digital servers necessary for the installation of Dolby Atmos-enabled theatres. These services consist of the review of venue designs specifying proposed speaker placement, as well as calibration services performed for installed speakers to ensure optimal playback. A small portion of the arrangement fee is allocated to these services based on their ESP which we recognize as revenue once the services have been completed.

Software Arrangements.  Revenue recognition for transactions that involve software, such as fees we earn from certain system licensees, may include multiple elements. For some of our ME arrangements, customers receive certain elements over a period of time or after delivery of the initial software. These elements may include support and maintenance. The fair values of these elements are recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the software. If we do not have VSOE of fair value for any undelivered element included in these ME arrangements for software, we defer revenue until all elements are delivered and/or services have been performed, or until we have VSOE of fair value for all remaining undelivered elements. If the undelivered element is support and we do not have fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period.

In certain cases, our arrangements require the licensee to pay a fixed fee for units they may distribute in the future. These fees are generally recognized upon contract execution, unless the arrangement includes contingency terms or is considered a ME arrangement.

Judgments And Uncertainties
Revenue recognition for transactions that may include multiple elements, such as fees we earn from certain system licensees, requires judgment in several possible areas including the following:
• Identifying the significant deliverables within the arrangements and determining whether the significant deliverables constitute separate units of accounting;
• Timing of delivery or performance of service for the significant deliverables;
• The assumptions and inputs used to determine selling price (whether vendor-specific objective evidence, third-party evidence, or estimated selling price) for the significant deliverables;
• To the extent that customers receive certain elements of the arrangement over a period of time following initial delivery, as necessary, we estimate the period of time over which revenue is recognized; and
• Whether collectibility is probable. We determine collectibility based on an evaluation of our customer's recent payment history, the existence of a standby letter of credit between the customer's financial institution and our financial institution, and other factors.

Income Taxes
Description
We use the asset and liability method, under which deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss carryforwards and tax credits are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

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

Judgments And Uncertainties
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

Significant judgment is required in determining the provision for income taxes, the deferred tax asset and liability balances, the valuation allowance against our deferred tax assets and the reserve resulting from uncertainties in income tax positions. Our financial position and results of operations may be materially affected if actual results differ significantly from these estimates or if the estimates are adjusted in future periods.

Investments
Description
Valuation. Our investments are recorded at fair value in our consolidated balance sheets. Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. We evaluate our investment portfolio for credit losses and other-than-temporary impairments by comparing the fair value with the cost basis for each of our investment securities. An investment is impaired if the fair value is less than its cost basis. If any portion of the impairment is deemed to be the result of a credit loss, the credit loss portion of the impairment is included as a component of net income. If we deem it probable that we will not recover the full cost basis of the security, the security is other-than-temporarily impaired and the impairment loss is recognized as a component of net income. The degree to which estimates and judgment are used in determining fair value is generally dependent upon the market pricing information available for the investments, the availability of observable inputs and input from independent third parties, the frequency of trading in the investments, and the investment’s complexity. If different judgments regarding inputs were made, we could potentially reach different conclusions regarding the fair value of our investments.

Classification. All of our investments are classified as available-for-sale securities, with the exception of our investments held in our supplemental retirement plan, which are classified as trading securities. Investments that have an original maturity of 91 days or more at the date of purchase and a current maturity of less than one year are classified as short-term investments, while investments with a current maturity of more than one year are classified as long-term investments.

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

Judgments And Uncertainties
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

GAAP establishes a three-level hierarchy prioritizing the observable inputs used in measuring the fair value of financial assets and liabilities as follows: the fair value hierarchy gives the highest priority to quoted prices in active markets that are accessible by us at the measurement date for identical investments, described as Level 1, and the lowest priority to valuation techniques using unobservable inputs, described as Level 3. We obtain the fair value of our Level 2 financial instruments from a professional pricing service, which may use quoted market prices for identical or comparable instruments. Fair value from this professional pricing source can also be based on pricing models whereby all significant inputs, including maturity dates, issue dates, settlement dates, benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Stock-Based Compensation
Description
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

Judgments And Uncertainties
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

Results of Operations
Revenue and Gross Margin
Licensing
We license intellectual property to our customers that may be internally developed, acquired by us, or licensed from third parties. Our cost of licensing consists mainly of amortization of purchased intangible assets and intangible assets acquired in business combinations as well as third party royalty obligations paid to license intellectual property that we then sublicense to our customers.

	Fiscal Year Ended			2013 vs. 2012		2012 vs. 2011
	September 27, 2013	September 28, 2012	September 30, 2011	$	%	$	%
Licensing	($ in thousands)
Revenue	$807,081	$801,313	$795,900	$5,768	1%	$5,413	1%
Percentage Of Total Revenue	89%	86%	83%
Cost Of Licensing	16,856	12,924	17,620	3,932	30%	(4,696)	(27)%
Gross Margin	790,225	788,389	778,280	1,836	—%	10,109	1%
Gross Margin Percentage	98%	98%	98%
Beginning in the first quarter of fiscal 2013, we have recorded settlements from implementation licensees as licensing revenue rather than as an offset to sales and marketing expenses. In order to conform to the current period's presentation, we have reclassified these settlements for the prior periods presented within our consolidated statements of operations. For additional details on the reclassification, see Note 1 “Basis of Presentation” to our consolidated financial statements.
Key drivers identified throughout this section reflect their order of magnitude in descending order for the respective periods noted.

FY 2013 vs. FY 2012

Key Drivers	Revenue		Gross Margin
Mobile	á	Driven by higher shipments of smartphones that incorporate our technologies as well as the recognition of previously deferred tablet revenue
Although licensing gross margin percentage remained consistent at 98% from fiscal 2012 to fiscal 2013, cost of licensing increased over the comparative period, primarily due to an increase in fees paid to a third party resulting from increased royalty revenue and a $3.9 million charge recorded during fiscal 2013 in connection with certain revenue-sharing agreements

Broadcast	á	Driven by higher shipments of digital televisions and set-top boxes that incorporate our technologies
PC	â	Driven primarily by market declines of shipments
CE	â	Attributable to decreases in revenue from DVD and Blu-ray Disc devices

FY 2012 vs. FY 2011

Key Drivers	Revenue		Gross Margin
Broadcast	á	Driven by higher shipments of digital televisions and set-top boxes that incorporate our technologies	Licensing gross margin remain unchanged from fiscal 2011 to fiscal 2012
Mobile	á	Driven by increases in sales of mobile and tablet devices that incorporate our technologies
CE	â	Attributable to decreases in revenue from DVD and Blu-ray Disc players
PC	â	Driven by decreased ISV media applications in PC shipments

Products
Cost of products primarily consists of the cost of materials related to products sold, applied labor and manufacturing overhead, and, to a lesser extent, amortization of certain intangible assets. Our cost of products also includes third party royalty obligations paid to license intellectual property that we include in our products.

	Fiscal Year Ended			2013 vs. 2012		2012 vs. 2011
	September 27, 2013	September 28, 2012	September 30, 2011	$	%	$	%
Products	($ in thousands)
Revenue	$80,603	$103,388	$131,611	$(22,785)	(22)%	$(28,223)	(21)%
Percentage Of Total Revenue	9%	11%	14%
Cost Of Products	64,270	66,325	81,328	(2,055)	(3)%	(15,003)	(18)%
Gross Margin	16,333	37,063	50,283	(20,730)	(56)%	(13,220)	(26)%
Gross Margin Percentage	20%	36%	38%

FY 2013 vs. FY 2012

Key Drivers	Revenue		Gross Margin
Digital Cinema (Video)	â	The decrease in revenue from digital cinema video products was primarily due to lower unit shipments and average selling prices amid increased competition	â	Driven by a combination of lower average selling prices and increased unit standard costs on our highest-priced product
Film-Based Cinema	â	Driven by lower shipments resulting from the industry transition to digital cinema	á	Driven by lower unit standard costs in addition to higher average selling prices
Broadcast	â	Driven by lower shipments as our customers transition to software licensing solutions	á	Driven by higher average selling prices and unchanged or lower unit standard costs on our products.
Atmos	á	Driven by installations of the Dolby Atmos processor in theaters around the world and for which we began recognizing revenue in fiscal 2013	á	Driven by higher margins realized on installations of Dolby Atmos processors
Digital Cinema (Audio)	á	Driven by increased shipments of our digital cinema audio processors	â	Driven by lower average selling prices and higher unit standard costs
Other		No material fluctuations	â	Driven by $3.1 million higher discrete charges related to write-downs of excess inventory and unfavorable manufacturing overhead variances

FY 2012 vs. FY 2011

Key Drivers	Revenue		Gross Margin
3D Products	â	Driven by lower shipments and lower average selling prices resulting from increased competition	â	Due to lower shipments and lower average selling prices
Film-Based Cinema	â	Driven by lower shipments and lower average selling prices as more exhibitors converted to digital cinema	â	Driven by lower average selling prices
Digital Cinema		No material fluctuations	â	Due to lower average selling prices
Broadcast		No material fluctuations	â	Due to lower shipments and lower average selling prices
Other		No material fluctuations	â	The decrease in products gross margin was further impacted by higher excess manufacturing capacity charges
			á	The total decrease in products gross margin was partially offset by a decrease in discrete charges related to inventory valuation and other inventory adjustments

Services
Cost of services primarily consists of personnel and personnel-related costs for employees performing our professional services, the cost of outside consultants, and other direct expenses incurred on behalf of customers.

	Fiscal Year Ended			2013 vs. 2012		2012 vs. 2011
	September 27, 2013	September 28, 2012	September 30, 2011	$	%	$	%
Services	($ in thousands)
Revenue	$21,990	$28,313	$33,554	$(6,323)	(22)%	$(5,241)	(16)%
Percentage Of Total Revenue	2%	3%	3%
Cost Of Services	15,593	12,778	12,223	2,815	22%	555	5%
Gross Margin	6,397	15,535	21,331	(9,138)	(59)%	(5,796)	(27)%
Gross Margin Percentage	29%	55%	64%

FY 2013 vs. FY 2012

Key Drivers	Revenue		Gross Margin
Film-based production services	â	Driven by declines in film-based production services consistent with the industry transition to digital cinema	â	Driven by a decrease in revenues from certain higher margin service offerings
Other	á	Driven by an increase in revenue from support and maintenance services that resulted from a higher volume of equipment in the field which are covered under our service programs	â	Driven by an increase in costs associated with exhibitor installations of Dolby Atmos equipment

FY 2012 vs. FY 2011

Key Drivers	Revenue		Gross Margin
Film-based production services	â	Driven by declines in film-based production services consistent with the industry transition to digital cinema	â	Driven by a decrease in revenues from certain higher margin service offerings
Virtual print fees	â	Driven by a decrease in virtual print fees from certain leased digital cinema assets; this program was discontinued during fiscal 2012		No material fluctuations
Other	á	Driven by an increase in maintenance and support services	â	Due primarily to decreased revenues from certain higher margin service offerings

Operating Expenses
Research and Development
Research and development expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization expenses, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Year Ended			2013 vs. 2012		2012 vs. 2011
	September 27, 2013	September 28, 2012	September 30, 2011	$	%	$	%
	($ in thousands)
Research and Development	$168,746	$140,143	$123,920	$28,603	20%	$16,223	13%
Percentage of total revenue	19%	15%	13%

FY 2013 vs. FY 2012

Expense Category	Key Drivers
Compensation and benefits	á	Driven by increased headcount aimed at increasing the amount of new product offerings and solutions
Stock-based compensation	á
Driven by increased headcount and incremental expense related to equity award modifications that occurred following the special dividend made in the first quarter of fiscal 2013 (refer to footnote 6 for additional information)

Information technology	á	Driven by an increase in projects and activities aimed at developing new products and technologies
Product development	á

FY 2012 vs. FY 2011

Expense Category	Key Drivers
Compensation and benefits	á	Driven by increased headcount
Information technology	á	Driven by an increase in the number of offices where research and development is conducted
Facilities and related costs	á
Prototypes	á	Driven by new Cinema and Professional Reference Monitor products

Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, marketing and promotional expenses particularly for events such as trade shows and conferences, travel-related expenses for our sales and marketing personnel, consulting fees, facilities costs, depreciation and amortization expenses, and information technology expenses.

	Fiscal Year Ended			2013 vs. 2012		2012 vs. 2011
	September 27, 2013	September 28, 2012	September 30, 2011	$	%	$	%
	($ in thousands)
Sales and Marketing	$231,103	$188,486	$155,202	$42,617	23%	$33,284	21%
Percentage of total revenue	25%	20%	16%
As discussed above, we began recording settlements from implementation licensees as licensing revenue rather than as an offset to sales and marketing expenses in the first quarter of fiscal 2013. In order to conform to the current period's presentation, we have reclassified these settlements for the prior periods presented within our consolidated statements of operations. For additional details on the reclassification, see Note 1 “Basis of Presentation” to our consolidated financial statements.

FY 2013 vs. FY 2012

Expense Category	Key Drivers
Compensation and benefits	á	Driven by increased headcount as we expanded our sales and marketing efforts broadly across our target markets and related geographic locations
Travel-related expenses	á
Stock-based compensation	á
Driven by increased headcount and incremental expense related to equity award modifications that occurred following the special dividend made in the first quarter of fiscal 2013 (refer to footnote 6 for additional information)

Consulting and external labor costs	á	Driven by promotional events and expenses, including those associated with the launch of Dolby Atmos and our naming rights agreement for the Dolby Theatre
Marketing	á
Facilities and related costs	á	Driven by an increase in the number of offices and leasehold improvements at both new and existing locations where sales and marketing is conducted
Depreciation and amortization	á
FY 2012 vs. FY 2011

Expense Category	Key Drivers
Compensation and benefits	á	Driven by increased headcount
Stock-based compensation	á
Consulting and external labor costs	á	Driven by promotional events and expenses, including those associated with our naming rights agreement for the Dolby Theatre and due to the launch of Dolby Atmos
Marketing	á
Facilities and related costs	á	Driven by an increase in the number of offices where sales and marketing is conducted

General and Administrative
General and administrative expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, information technology expenses, professional fees, consulting and contract labor and facilities costs.

	Fiscal Year Ended			2013 vs. 2012		2012 vs. 2011
	September 27, 2013	September 28, 2012	September 30, 2011	$	%	$	%
	($ in thousands)
General and Administrative	$161,970	$149,175	$137,633	$12,795	9%	$11,542	8%
Percentage of total revenue	18%	16%	14%

FY 2013 vs. FY 2012

Expense Category	Key Drivers
Compensation and benefits	á	Driven by increased headcount
Stock-based compensation	á
Driven by increased headcount and incremental expense related to equity award modifications that occurred following the special dividend made in the first quarter of fiscal 2013 (refer to footnote 6 for additional information)

Legal and professional fees	á	Attributed to patent filings and other legal activities
Consulting and external labor costs	â	Due to conversions from consultants to full-time hires and lower volume of contracted resources

FY 2012 vs. FY 2011

Expense Category	Key Drivers
Compensation and benefits	á	Driven by increased headcount
Professional fees	á	Attributed to patent filings and other legal activities
Depreciation expense	á	Related to implementation of information technology-related projects
Consulting and external labor costs	â	Decreases in contracted resources

Restructuring

	Fiscal Year Ended			2013 vs. 2012		2012 vs. 2011
	September 27, 2013	September 28, 2012	September 30, 2011	$	%	$	%
	($ in thousands)
Restructuring	$5,874	$1,191	$3,406	$4,683	393%	$(2,215)	(65)%
Percentage of total revenue	1%	—%	—%
Restructuring charges for fiscal 2013 include the expenses we incurred in relation to a strategic restructuring program implemented in the current year to reorganize certain activities and responsibilities within our marketing function. These charges were primarily related to severance and other related benefits provided to affected employees in addition to costs associated with the exit of a facility.
Restructuring charges for fiscal 2012 and fiscal 2011 primarily include severance charges attributable to the reorganization of our global business infrastructure and a strategic restructuring program. Restructuring charges for fiscal 2011 also included an impairment charge related to the decision to sell one of our buildings in the U.K. For additional information on our Restructuring programs, see Note 7 “Restructuring” to our consolidated financial statements.

Other Income/(Expense)
Other income/(expense) primarily consists of interest income earned on cash, cash equivalents, and investments and other income/(expense) related to net gains/losses from foreign currency transactions, derivative instruments, and sales of available-for-sale or trading securities.

	Fiscal Year Ended			2013 vs. 2012		2012 vs. 2011
	September 27, 2013	September 28, 2012	September 30, 2011	$	%	$	%
Other Income/(Expense)	($ in thousands)
Interest income	$3,848	$6,411	$8,976	$(2,563)	(40)%	$(2,565)	(29)%
Interest expense	(575)	(196)	1,027	(379)	193%	(1,223)	(119)%
Other income, net	2,111	784	907	1,327	169%	(123)	(14)%
Total other income, net	$5,384	$6,999	$10,910	$(1,615)	(23)%	$(3,911)	(36)%

FY 2013 vs. FY 2012

Expense Category	Key Drivers
Interest income	â	Attributed to lower average investment portfolio balances following the payment of a $408.2 million special dividend in the first quarter of fiscal 2013 in addition to lower average interest rates
Interest expense	á	Attributed to accrued interest recorded on a patent obligation
Other income/(expense)	á
Realized gains on the sale of investment securities and the recognition of the accumulated currency translation adjustment balance of a foreign subsidiary into income following its dissolution in fiscal 2013

FY 2012 vs. FY 2011

Expense Category	Key Drivers
Interest income	â	Due to a decrease in cash, cash equivalents and investment balances, in aggregate, compared to fiscal 2011 and lower average interest rates on our investments
Interest expense	á	Increase as interest expense in fiscal 2011 included the impact of the reversal of interest expense related to the release of VAT reserves
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

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
	($ in thousands)
Provision for income taxes	$(60,344)	$(103,857)	$(130,061)
Effective tax rate	24%	28%	30%

FY 2013 vs. FY 2012

Factor	Impact On Effective Tax Rate
Reinstatement of Federal R&D Tax Credits	â
Our effective tax rate in fiscal 2013 reflects the benefit from an increase in federal research and development tax credits in fiscal 2013 as compared to fiscal 2012 resulting from a change in the tax law in January 2013. This change retroactively reinstated these credits for a portion of fiscal 2012

Foreign Operations Reorganization	â
In fiscal 2013, we reorganized the operations of certain foreign subsidiaries associated with previous acquisitions. The reorganizations resulted in the release of $7.4 million in deferred tax liabilities representing accrued domestic taxes and amortization of intangible assets, which benefited our effective tax rate for fiscal 2013 by 3%

FY 2012 vs. FY 2011

Factor	Impact On Effective Tax Rate
Indefinite reinvest election (undistributed earnings)	â
Our effective tax rate in fiscal 2012 reflects the additional benefits from our election in fiscal 2011 to begin indefinitely reinvesting a portion of our undistributed earnings in certain foreign subsidiaries

Change in California state apportionment sourcing rules	â	We benefited from a change in the State of California apportionment sourcing rules, which began to affect our current California taxes beginning in the first quarter of fiscal 2012
Expiration of Federal R&D Tax Credits	á	The expiration of the federal research and development tax credits, beginning January 1, 2012, resulted in an increase in our effective tax rate

Liquidity, Capital Resources, and Financial Condition
Our principal sources of liquidity are our cash, cash equivalents, and investments, as well as cash flows from operations. We believe that our cash, cash equivalents, and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
As of September 27, 2013, we had cash and cash equivalents of $454.4 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $446.6 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities. Of our total cash, cash equivalents, and investments held as of September 27, 2013, $266.0 million, or 30%, was held by our foreign subsidiaries. This represented a $31.6 million increase from the $234.4 million that was held by our foreign subsidiaries as of September 28, 2012. A majority of the amounts held outside of the U.S. are utilized to support non-U.S. liquidity needs in order to fund operations and other growth of our non-U.S. subsidiaries and acquisitions. Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less applicable foreign tax credits.

	September 27, 2013	September 28, 2012
	(in thousands)
Cash and cash equivalents	$454,397	$492,600
Short-term investments	140,267	302,693
Long-term investments	306,338	361,614
Accounts receivable, net	97,460	43,495
Accounts payable and accrued liabilities	148,490	130,923
Working capital (1)	639,907	813,446

	Fiscal Year Ended
	September 27, 2013	September 28, 2012
	(in thousands)
Net cash provided by operating activities	$274,661	$389,797
Capital expenditures	(26,711)	(167,349)
Repurchase of common stock	(82,245)	(268,203)
Net cash provided by/(used in) investing activities	176,865	(194,679)
Net cash used in financing activities	(487,964)	(254,318)

(1)	Working capital consists of total current assets less total current liabilities.
Capital Expenditures and Uses of Capital
Our capital expenditures consist of purchases of land, building, building fixtures, office equipment, computer hardware and software, leasehold improvements, and production and test equipment. We continue to invest in sales and marketing and research and development that contribute to the overall growth of our business and technological innovation. In fiscal 2012, we purchased an approximately 354,000 square foot property in San Francisco, California for $109.8 million, using existing cash. We are in the process of making substantial improvements to the property in order to prepare the building for its intended use as our new worldwide headquarters.
On December 11, 2012, our Board of Directors declared a special dividend in the amount of $4.00 per share on our Class A and Class B Common Stock. Payment of the special dividend was made on December 27, 2012 to eligible stockholders of record as of the close of business on December 21, 2012 ("Record Date"). Based on the 102,051,386 shares of Class A and Class B Common Stock outstanding as of the record date, the total special dividend payment was $408.2 million. To fund the dividend payment, we used existing cash along with proceeds from the sale of securities from our investment portfolio.
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

Indemnification
We are party to certain contractual agreements under which we have agreed to provide indemnifications of varying scope and duration to the other party relating to our licensed intellectual property. Historically, we have not made any payments for these indemnification obligations and no amounts have been accrued in our consolidated financial statements with respect to these obligations. Due to their varying terms and conditions, we are unable to make a reasonable estimate of the maximum potential amount we could be required to pay.
Cash Flows
Factors identified below reflect their order of magnitude in descending order.
Operating Activities
Net cash provided by operating activities decreased $115.1 million from fiscal 2012 as compared to fiscal 2013, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	â	A decrease in net income
Changes in operating assets and liabilities	â	Decreased resulting from increases in current assets exceeding decreases in current liabilities largely due to an increase in accounts receivable primarily due to timing differences
Investing Activities
Net cash provided by/(used in) investing activities increased $371.5 million from fiscal 2012 as compared to fiscal 2013, primarily due to the following:

Factor	Impact On Cash Flows
Sale of marketable securities	á
An increase in proceeds received from the sale of available-for-sale securities as these securities were sold in part to fund the payment of a $408.2 million special dividend made in the first quarter of fiscal 2013

Capital expenditures	á	Increased as less capital expenditures were made in fiscal 2013 compared to fiscal 2012 when the building to be used as our new headquarters was acquired
Purchases of marketable securities	á	Increased as we purchased less available-for-sale securities in fiscal 2013 following the payment of a $408.2 million special dividend made in the first quarter of fiscal 2013
Proceeds from maturities of securities	â	Decreased due to a lower volume of proceeds from maturities
Financing Activities
Net cash used in financing activities was $233.6 million higher in fiscal 2013 as compared to fiscal 2012, primarily due to the following:

Factor	Impact On Cash Flows
Dividend	â	Due to the payment of a special dividend to holders of our Class A and Class B common stock
Share repurchases	á	Fewer share repurchases of our Class A common stock in fiscal 2013 compared to fiscal 2012
Distributions	â	Due to an increase in distributions made to our controlling interest in fiscal 2013
Off-Balance-Sheet and Contractual Obligations
Our liquidity is not dependent upon the use of off-balance sheet financing arrangements, and we have not entered into any arrangements that are expected to have a material affect on liquidity or the availability of capital resources. The following table presents a summary of our contractual obligations and commitments as of September 27, 2013 (in thousands):

	Payments Due By Period
	1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Naming rights	$7,341	$14,957	$15,334	$118,699	$156,331
Operating leases	17,094	15,530	7,276	3,028	42,928
Purchase obligations	4,261	1,542	39	—	5,842
Total	$28,696	$32,029	$22,649	$121,727	$205,101

Naming rights.    In fiscal 2012, we entered into an agreement for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. The term of the agreement is 20 years, over which we will make payments on a semi-annual basis. Our payment obligations are conditioned in part on the Academy Awards® being held and broadcast from the Dolby Theatre.
Operating leases.    Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries, for non-cancelable operating leases of office space as of September 27, 2013.
Purchase obligations.    Our purchase obligations consist of agreements to purchase goods and services, entered into in the ordinary course of business. These represent non-cancelable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.
Unrecognized Tax Benefits.    As of September 27, 2013, we had an accrued liability for unrecognized tax benefits and related interest and penalties, net of related deferred tax assets, totaling $32.5 million. We are unable to estimate when any cash settlement with a taxing authority might occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
Cash, Cash Equivalents and Investments
As of September 27, 2013, we had cash and cash equivalents of $454.4 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $446.6 million, which consisted primarily of municipal debt securities, corporate bonds, and U.S. agency securities. Our investment policy and strategy are focused on the preservation of capital and on supporting our liquidity requirements. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. Our holdings of cash and cash equivalents and marketable securities, the majority of which are managed by external managers, meet the guidelines of our investment policy. We invest in highly rated securities with a minimum credit rating of A- and our policy limits the amount of credit exposure to any one issuer other than the U.S. government. At September 27, 2013, our weighted-average portfolio credit quality was AA and the weighted-average maturity of our investment portfolio was approximately fourteen months.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of September 27, 2013, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $5.4 million and $2.7 million, respectively.
Foreign Currency Exchange Risk
We maintain business operations in foreign countries, most significantly in the United Kingdom, Australia, China, Germany and the Netherlands. We also conduct a growing portion of our business outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar (primarily British Pound, Australian Dollar, Chinese Yuan Renminbi, Indian Rupee, Japanese Yen, Korean Won and Euro). As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. The majority of our revenue generated from international markets is denominated in U.S. dollars, while the operating expenses of our foreign subsidiaries are predominantly denominated in local currencies. Therefore, our operating expenses will increase when the U.S. dollar weakens against the local currency and decrease when the U.S. dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our consolidated statements of operations. Our foreign operations are subject to the same risks present when conducting business internationally, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions.
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 27, 2013 and September 28, 2012, the outstanding derivative instruments had maturities of 31 days or less and the total notional amounts of outstanding contracts were $11.6 million and $5.0 million, respectively. The fair values of these contracts were nominal as of September 27, 2013 and September 28, 2012, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 5 “Fair Value Measurements” to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of September 27, 2013. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $0.3 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $0.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Dolby Laboratories, Inc.:
We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries as of September 27, 2013 and September 28, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 27, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolby Laboratories, Inc. and subsidiaries as of September 27, 2013 and September 28, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended September 27, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dolby Laboratories, Inc. internal control over financial reporting as of September 27, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated November 14, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Francisco, California
November 14, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Dolby Laboratories, Inc.:
We have audited Dolby Laboratories, Inc. internal control over financial reporting as of September 27, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Dolby Laboratories, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Dolby Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 27, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries as of September 27, 2013 and September 28, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 27, 2013, and our report dated November 14, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Francisco, California
November 14, 2013

DOLBY LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 27, 2013	September 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$454,397	$492,600
Short-term investments	140,267	302,693
Accounts receivable, net of allowance of $514 at September 27, 2013 and $956 at September 28, 2012	97,460	43,495
Inventories	10,093	16,700
Deferred taxes	78,381	80,966
Prepaid expenses and other current assets	32,124	33,832
Total current assets	812,722	970,286
Long-term investments	306,338	361,614
Property, plant and equipment, net	242,917	254,676
Intangible assets, net	41,315	56,526
Goodwill	279,724	281,375
Deferred taxes	43,291	22,634
Other non-current assets	11,638	13,687
Total assets	$1,737,945	$1,960,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,695	$14,831
Accrued liabilities	137,795	116,092
Income taxes payable	3,394	2,424
Deferred revenue	20,931	23,493
Total current liabilities	172,815	156,840
Long-term deferred revenue	19,663	18,192
Deferred taxes	—	2,696
Other non-current liabilities	45,441	39,837
Total liabilities	237,919	217,565
Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: 46,862,893 shares issued and outstanding at September 27, 2013 and 46,496,635 at September 28, 2012	47	46
Class B common stock, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 54,876,494 shares issued and outstanding at September 27, 2013 and 56,598,829 at September 28, 2012	55	57
Additional paid-in capital	18,812	—
Retained earnings	1,454,382	1,709,479
Accumulated other comprehensive income	7,814	10,687
Total stockholders’ equity – Dolby Laboratories, Inc.	1,481,110	1,720,269
Controlling interest	18,916	22,964
Total stockholders’ equity	1,500,026	1,743,233
Total liabilities and stockholders’ equity	$1,737,945	$1,960,798

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Revenue:
Licensing	$807,081	$801,313	$795,900
Products	80,603	103,388	131,611
Services	21,990	28,313	33,554
Total revenue	909,674	933,014	961,065
Cost of revenue:
Cost of licensing	16,856	12,924	17,620
Cost of products	64,270	66,325	81,328
Cost of services	15,593	12,778	12,223
Total cost of revenue	96,719	92,027	111,171
Gross margin	812,955	840,987	849,894
Operating expenses:
Research and development	168,746	140,143	123,920
Sales and marketing	231,103	188,486	155,202
General and administrative	161,970	149,175	137,633
Restructuring charges	5,874	1,191	3,406
Total operating expenses	567,693	478,995	420,161
Operating income	245,262	361,992	429,733
Interest income	3,848	6,411	8,976
Interest expense	(575)	(196)	1,027
Other income, net	2,111	784	907
Income before income taxes	250,646	368,991	440,643
Provision for income taxes	(60,344)	(103,857)	(130,061)
Net income including controlling interest	190,302	265,134	310,582
Less: net (income) attributable to controlling interest	(1,031)	(832)	(1,315)
Net income attributable to Dolby Laboratories, Inc.	$189,271	$264,302	$309,267
Net income per share:
Basic	$1.86	$2.47	$2.78
Diluted	$1.84	$2.46	$2.75
Weighted-average shares outstanding:
Basic	101,879	106,926	111,444
Diluted	102,788	107,541	112,554

Related party rent expense included in operating expenses	$2,526	$1,372	$1,372
Related party rent expense included in net income attributable to controlling interest	$3,636	$3,270	$3,098
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Net income including controlling interest	$190,302	$265,134	$310,582
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	(2,037)	3,082	509
Unrealized gains/(losses) on available-for-sale securities, net of tax	(876)	380	(907)
Comprehensive income	187,389	268,596	310,184
Less: comprehensive (income) attributable to controlling interest	(991)	(1,140)	(1,185)
Comprehensive income attributable to Dolby Laboratories, Inc.	$186,398	$267,456	$308,999
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Dolby Laboratories, Inc.
	Shares of Class A common stock	Class A common stock	Shares of Class B common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 24, 2010	52,856	$53	59,228	$59	$329,902	$1,135,922	$7,801	$1,473,737	$20,942	$1,494,679
Net income	—	—	—	—	—	309,267	—	309,267	1,315	310,582
Translation adjustments, net of tax of $2	—	—	—	—	—	—	639	639	(130)	509
Unrealized losses on available-for-sale securities, net of tax of $599	—	—	—	—	—	—	(907)	(907)	—	(907)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(290)	(290)
Stock-based compensation expense	—	—	—	—	43,218	—	—	43,218	—	43,218
Capitalized stock-based compensation expense	—	—	—	—	635	—	—	635	—	635
Repurchase of common stock	(4,135)	(4)	—	—	(192,406)	—	—	(192,410)	—	(192,410)
Tax benefit/(deficiency) from stock incentive plans	—	—	—	—	6,015	—	—	6,015	—	6,015
Class A common stock issued under employee stock plans	1,079	1	—	—	26,786	—	—	26,787	—	26,787
Shares repurchased for tax withholdings on vesting of restricted stock	(86)	—	—	—	(4,599)	—	—	(4,599)	—	(4,599)
Common stock transfers - Class B to Class A	2,147	2	(2,147)	(2)	—	—	—	—	—	—
Exercise of Class B stock options	—	—	479	1	1,130	—	—	1,131	—	1,131
Balance at September 30, 2011	51,861	52	57,560	58	210,681	1,445,189	7,533	1,663,513	21,837	1,685,350
Net income	—	—	—	—	—	264,302	—	264,302	832	265,134
Translation adjustments, net of tax of $30	—	—	—	—	—	—	2,774	2,774	308	3,082
Unrealized gains on available-for-sale securities, net of tax of $(210)	—	—	—	—	—	—	380	380	—	380
Distributions to controlling interest	—	—	—	—	—	—	—	—	(13)	(13)
Stock-based compensation expense	—	—	—	—	47,184	—	—	47,184	—	47,184
Capitalized stock-based compensation expense	—	—	—	—	352	—	—	352	—	352
Repurchase of common stock	(7,213)	(7)	—	—	(268,184)	(12)	—	(268,203)	—	(268,203)
Tax benefit/(deficiency) from stock incentive plans	—	—	—	—	(3,585)	—	—	(3,585)	—	(3,585)
Class A common stock issued under employee stock plans	911	—	—	—	17,279	—	—	17,279	—	17,279
Shares repurchased for tax withholdings on vesting of restricted stock	(106)	—	—	—	(3,835)	—	—	(3,835)	—	(3,835)
Common stock transfers - Class B to Class A	1,044	1	(1,044)	(1)	—	—	—	—	—	—
Exercise of Class B stock options	—	—	83	—	108	—	—	108	—	108
Balance at September 28, 2012	46,497	46	56,599	57	$—	1,709,479	10,687	1,720,269	22,964	1,743,233
Net income	—	—	—	—	—	189,271	—	189,271	1,031	190,302
Translation adjustments, net of tax of $497	—	—	—	—	—	—	(1,997)	(1,997)	(40)	(2,037)
Unrealized losses on available-for-sale securities, net of tax of $493	—	—	—	—	—	—	(876)	(876)	—	(876)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(5,039)	(5,039)
Stock-based compensation expense	—	—	—	—	64,328	—	—	64,328	—	64,328
Repurchase of common stock	(2,557)	(2)	—	—	(46,081)	(36,162)	—	(82,245)	—	(82,245)
Cash dividends declared and paid on common stock	—	—	—	—	—	(408,206)	—	(408,206)	—	(408,206)
Tax benefit/(deficiency) from stock incentive plans	—	—	—	—	(6,564)	—	—	(6,564)	—	(6,564)
Class A common stock issued under employee stock plans	1,380	1	—	—	15,601	—	—	15,602	—	15,602
Shares repurchased for tax withholdings on vesting of restricted stock	(263)	—	—	—	(8,828)	—	—	(8,828)	—	(8,828)
Common stock transfers - Class B to Class A	1,806	2	(1,806)	(2)	—	—	—	—	—	—
Exercise of Class B stock options	—	—	83	—	356	—	—	356	—	356
Balance at September 27, 2013	46,863	$47	54,876	$55	$18,812	$1,454,382	$7,814	$1,481,110	$18,916	$1,500,026
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Operating activities:
Net income including controlling interest	$190,302	$265,134	$310,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,245	43,876	43,994
Stock-based compensation	64,328	47,581	43,665
Amortization of premium on investments	10,234	17,140	17,088
Excess tax benefit from exercise of stock options	(475)	(852)	(6,593)
Provision for doubtful accounts	(174)	(379)	772
Deferred income taxes	(19,642)	1,208	6,784
Loss on impairment of long-lived assets	—	275	226
Payment on litigation settlement	—	—	(3,000)
Other non-cash items affecting net income	(1,026)	95	532
Changes in operating assets and liabilities:
Accounts receivable	(53,639)	18,831	(8,514)
Inventories	9,166	3,051	2,105
Prepaid expenses and other assets	3,891	(4,108)	(10,305)
Accounts payable and other liabilities	21,890	(6,641)	(16,952)
Income taxes, net	2,314	3,866	708
Deferred revenue	(1,076)	(498)	19,800
Other non-current liabilities	(4,677)	1,218	2,796
Net cash provided by operating activities	274,661	389,797	403,688
Investing activities:
Purchases of available-for-sale securities	(482,370)	(611,211)	(619,238)
Proceeds from sales of available-for-sale securities	548,739	358,142	225,977
Proceeds from maturities of available-for-sale securities	143,754	236,535	203,704
Purchases of property, plant and equipment	(26,711)	(167,349)	(47,362)
Acquisitions, net of cash acquired	—	(12,521)	(3,350)
Other investments	(3,000)	—	—
Purchases of intangible assets	(4,050)	(350)	—
Proceeds from sales of property, plant and equipment and assets held for sale	503	2,075	3,567
Net cash provided by/(used in) investing activities	176,865	(194,679)	(236,702)
Financing activities:
Payments on debt	(79)	(518)	—
Proceeds from issuance of common stock	15,958	17,386	27,918
Repurchase of common stock	(82,245)	(268,203)	(192,410)
Payment of cash dividend	(408,206)	—	—
Distribution to controlling interest	(5,039)	—	—
Excess tax benefit from the exercise of stock options	475	852	6,593
Shares repurchased for tax withholdings on vesting of restricted stock	(8,828)	(3,835)	(4,599)
Net cash used in financing activities	(487,964)	(254,318)	(162,498)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,765)	288	1,163
Net increase/(decrease) in cash and cash equivalents	(38,203)	(58,912)	5,651
Cash and cash equivalents at beginning of period	492,600	551,512	545,861
Cash and cash equivalents at end of period	$454,397	$492,600	$551,512

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$77,701	$98,497	$122,531
Cash paid for interest	$66	$133	$375
Non-cash investing activities:
Purchase consideration payable for acquisition	$—	$6,038	$—
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Principles of Consolidation
The consolidated financial statements include the accounts of Dolby Laboratories and our wholly owned subsidiaries. In addition, we have consolidated the financial results of jointly owned affiliated companies in which our principal stockholder has a controlling interest. We report these controlling interests as a separate line in our consolidated statements of operations as net income attributable to controlling interest and in our consolidated balance sheets as a controlling interest. We eliminate all intercompany accounts and transactions upon consolidation.
Use of Estimates
The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include estimated selling prices for elements sold in multiple-element revenue arrangements; valuation allowances for accounts receivable; carrying values of inventories and certain property, plant, and equipment, goodwill and intangible assets; fair values of investments, accrued liabilities including liabilities for unrecognized tax benefits, deferred income tax assets and stock-based compensation. Actual results could differ from our estimates.
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include the 52 week periods ended September 27, 2013 (fiscal 2013) and September 28, 2012 (fiscal 2012), and the 53 week period ended September 30, 2011 (fiscal 2011).
Reclassifications
Beginning in the first quarter of fiscal 2013, we have recorded settlements from implementation licensees as licensing revenue rather than as an offset to sales and marketing expense. In order to conform to the current period's presentation, we have reclassified these settlements for the prior periods presented within our consolidated statements of operations. For fiscal 2012 and 2011, licensing revenue now includes amounts recognized under settlement agreements of $6.8 million and $5.6 million, respectively. The reclassification did not impact our previously reported operating income, operating cash flows, net income, or earnings per share.
In addition to the reclassification mentioned above, we have reclassified certain prior period amounts within our consolidated financial statements and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, operating cash flows or net income.

2. Summary of Significant Accounting Policies
Concentration of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments, and accounts receivable. Our investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. All our securities are held in custody by a recognized financial institution. Our policy limits the amount of credit exposure to a maximum of 5% to any one issuer, except for the U.S. Treasury, and we believe no significant concentration risk exists with respect to these investments. Our products are sold to businesses primarily in the Americas and Europe, and the majority of our licensing revenue is generated from customers outside of the U.S. We manage this risk by evaluating in advance the financial condition and creditworthiness of our products and services customers and performing regular evaluations of the creditworthiness of our licensing customers. In fiscal 2013, one customer accounted for approximately 12% of our total revenue, while in fiscal 2012 and 2011, a different customer accounted for approximately 14% and 13% of our total revenue, respectively.

Cash and Cash Equivalents
We consider all short-term highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents primarily consist of funds held in general checking accounts, money market accounts, commercial paper, and U.S. agency notes.
Investments
All of our investments are classified as available-for-sale securities, with the exception of our mutual fund investments held in our supplemental retirement plan, which are classified as trading securities. Investments that have an original maturity of 91 days or more at the date of purchase and a current maturity of less than one year are classified as short-term investments, while investments with a current maturity of more than one year are classified as long-term investments. Our investments are recorded at fair value in our consolidated balance sheets. Unrealized gains and losses on our available-for-sale securities are reported as a component of accumulated other comprehensive income ("AOCI"), while realized gains and losses, other-than-temporary impairments, and credit losses are reported as a component of net income. Upon sale, gains and losses are reclassified from AOCI into earnings, and are determined based on specific identification of securities sold.
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
Allowance for Doubtful Accounts
We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for doubtful accounts based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, the creditworthiness of the customer, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates.
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). We evaluate our ending inventories for estimated excess quantities and obsolescence. Our evaluation includes the analysis of future sales demand by product within specific time horizons. Inventories in excess of projected future demand are written down to their net realizable value. In addition, we assess the impact of changing technology on our inventory balances and write-off inventories that are considered obsolete. Write-downs and write-offs of inventory are recorded as a cost of products in our consolidated statements of operations. We classify inventory that we do not expect to sell within twelve months as other non-current assets in our consolidated balance sheets.
Property, Plant and Equipment
Property, plant and equipment ("PP&E") are stated at cost less accumulated depreciation. Depreciation expense is recognized on a straight-line basis according to estimated useful lives assigned to each of our different categories of PP&E as summarized within the following table:

PP&E Category	Useful Life (Depreciable Base)
Systems and software	3 to 5 years
Machinery and equipment	3 to 8 years
Furniture and fixtures	5 to 8 years
Leasehold improvements	Lesser of useful life or related lease term
Buildings	Up to 40 years
We capitalize certain costs incurred during the construction phase of a project or asset into construction-in-progress ("CIP") until the construction process is complete. Once the related asset is placed into service, we transfer its carrying value into the appropriate fixed asset category and depreciate the value over its useful life. As of September 27, 2013, CIP included the book value and related construction costs for the 1275 Market Street Building that we purchased in fiscal 2012 as we continue to make certain improvements in order to prepare the building for use as our worldwide headquarters in fiscal 2014.
Internal Use Software
We account for the costs of computer software developed for internal use by capitalizing costs of materials, consultants, personnel and personnel-related costs. These costs are included in PP&E, net on the accompanying consolidated balance sheets. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Our capitalized internal use software costs are typically amortized on a straight-line basis over estimated useful lives of three to five years.
Goodwill, Intangible Assets, and Long-Lived Assets
We test goodwill for impairment annually during our third fiscal quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Beginning in the third quarter of fiscal 2012, we adopted the provisions of the FASB's recently issued accounting standard (ASU 2011-08) which permits the execution of a qualitative assessment as a determinant for whether the two-step annual goodwill impairment test should be performed.
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
We completed our annual goodwill impairment assessment for fiscal 2013 in the fiscal quarter ended June 28, 2013 at which time the consolidated balance of goodwill totaled $278.7 million. We determined, after assessing the totality of the events and circumstances described above, that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount. Accordingly, there was no indication of impairment and the two-step goodwill impairment test was not performed. We did not recognize any goodwill impairment losses in fiscal 2013, 2012, or 2011.
Intangible assets with definite lives are amortized over their estimated useful lives. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships and contracts, which are amortized on a straight-line basis over their useful lives ranging from three to seventeen years.
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
Revenue Recognition
We enter into revenue arrangements with our customers to license technologies, trademarks and know-how and to sell products and services. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been completed, the seller's price to the buyer is fixed or determinable and collectability is probable.
Multiple Element Arrangements.  Some of our revenue arrangements include multiple elements (“MEs”), such as hardware, software, maintenance and other services. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is both probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement fees are allocated to this combined single unit. If the unit separation criteria are met, we account for each element within a ME arrangement (such as hardware, software, maintenance and other services) separately, whereby the total arrangement fees are allocated to each element based on its relative selling price, which we establish using a selling price hierarchy. We determine the selling price of each element based on its vendor specific objective evidence (“VSOE”), if available, third party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available.
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
We determine our ESP for an individual element within a ME revenue arrangement using the same methods used to determine the selling price of an element sold on a standalone basis. If we sell the element on a standalone basis, we estimate the selling price by considering actual sales prices. Otherwise, we estimate the selling price by considering internal factors such as pricing practices and margin objectives. Consideration is also given to market conditions such as competitor pricing strategies, customer demands and industry technology lifecycles. Management applies judgment to establish margin objectives, pricing strategies and technology lifecycles.
We account for the majority of our digital cinema server and processor sales as ME arrangements that may include up to four separate units, or elements, of accounting.

▪
The first element consists of our digital cinema server hardware and the accompanying software, which is essential to the functionality of the hardware. This element is typically delivered at the time of sale.

▪
The second element is the right to receive support and maintenance, which is included with the purchase of the hardware element and is typically delivered over a service period subsequent to the initial sale.

▪
The third element is the right to receive specified upgrades, which is included with the purchase of the hardware element and is typically delivered when a specified upgrade is available, subsequent to the initial sale. Under revenue recognition accounting standards, sales of our digital cinema servers typically result in the allocation of a substantial majority of the arrangement fees to the delivered hardware element based on its ESP, which we recognize as revenue at the time of sale once delivery has occurred. A small portion of the arrangement fee is allocated to the undelivered support and maintenance element, and in some cases, to the undelivered specified upgrade element based on the VSOE or ESP of each element. The portion of the arrangement fees allocated to the support and maintenance element are recognized as revenue ratably over the estimated service period, and the portion of the arrangement fees allocated to specified upgrades are recognized as revenue upon delivery of the upgrade.

▪
The fourth element is the right to receive commissioning services performed solely in connection with our digital servers necessary for the installation of Dolby Atmos-enabled theatres. These services consist of the review of venue designs specifying proposed speaker placement, as well as calibration services performed for installed speakers to ensure optimal playback. A small portion of the arrangement fee is allocated to these services based on their ESP which we recognize as revenue once the services have been completed.

Software Arrangements.  Revenue recognition for transactions that involve software, such as fees we earn from certain system licensees, may include multiple elements. For some of our ME arrangements, customers receive certain elements over a period of time or after delivery of the initial software. These elements may include support and maintenance. The fair values of these elements are recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the software. If we do not have VSOE of fair value for any undelivered element included in these ME arrangements for software, we defer revenue until all elements are delivered and/or services have been performed, or until we have VSOE of fair value for all remaining undelivered elements. If the undelivered element is support and we do not have fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period.
In certain cases, our arrangements require the licensee to pay a fixed fee for units they may distribute in the future. These fees are generally recognized upon contract execution, unless the arrangement includes contingency terms or is considered a ME arrangement.
Licensing.  Our licensing revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights, including patents, trademarks, and know-how. Royalties are recognized when all revenue recognition criteria have been met. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s royalty report and payment. Royalties are deemed fixed or determinable upon verification of a licensee’s royalty report in accordance with the terms of the underlying executed agreement, or in certain circumstances, receipt of a licensee’s royalty report. We determine collectibility based on an evaluation of the licensee’s recent payment history, the existence of a standby letter-of-credit between the licensee’s financial institution and our financial institution, and other factors. If we cannot determine that collectibility is probable, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met. Corrective royalty statements generally comprise less than 1% of our net licensing revenue and are recognized when received, or earlier if a reliable estimate can be made of an anticipated reduction in revenue from a prior royalty statement. An estimate of anticipated reduction in revenue based on historical negative correction royalty statements is also recorded. Deferred revenue represents amounts that we have already collected that are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. Licensing revenue also includes fees we earn for administering joint patent licensing programs (“patent pools”) containing patents owned by us and/or other companies. Royalties related to patent pools are recorded net of royalties payable to third party patent pool members and are recognized when all revenue recognition criteria have been met.
We generate the majority of our licensing revenue through our licensing contracts with original equipment manufacturers (system licensees) and implementation licensees. Our revenue recognition policies for each of these arrangements are summarized below.
Licensing to system licensees.  We license our technologies to system licensees who manufacture consumer electronics products and, in return, the system licensee pays us a royalty generally for each unit shipped that incorporates our technologies. Royalties from system licensees are generally recognized upon receipt of a royalty report from the licensee and when all other revenue recognition criteria have been met. In certain cases, our arrangements require the licensee to pay up-front, non-refundable royalties for units they may distribute in the future. These up-front fees are generally recognized upon contract execution, unless the arrangement includes extended payment terms or is considered a multiple element arrangement. In addition, in some cases we receive initial license fees for our technologies and provide post-contract support. In these cases we recognize the initial fees ratably over the expected support term.
Licensing to software vendors.  We license our technologies for resale to software vendors and, in return, the software vendor pays us a royalty for each unit of software distributed that incorporates our technologies. Royalties from software vendors are generally recognized upon receipt of a royalty report from the licensee and when all other revenue recognition criteria have been met. In addition, in some cases we receive initial license fees for our technologies and provide post-contract upgrades and support. In these cases, we recognize the initial fees ratably over the expected support term, as VSOE of fair value typically does not exist for the upgrade and support elements of the contract.
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
Services.  Services revenue is recognized as completed and when all other revenue recognition criteria have been met.
Cost of Revenue
Cost of licensing.  Cost of licensing primarily consists of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Cost of licensing also includes royalty obligations to third parties for the licensing of intellectual property rights that we sublicense as part of our licensing arrangements with our customers.
Cost of products.  Cost of products primarily consists of the cost of materials related to products sold, applied labor, and manufacturing overhead. Our cost of products also includes third party royalty obligations paid to license intellectual property that we include in our products.
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
Advertising and Promotional Costs
Advertising and promotional costs are charged to sales and marketing expense as incurred. Our advertising and promotional costs were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Advertising and promotional costs	$32,834	$19,971	$13,600
Foreign Currency Activities
Foreign Currency Translation
We maintain business operations in foreign countries. We translate the assets and liabilities of our international subsidiaries, the majority of which are denominated in non-U.S. dollar functional currencies, into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses of these subsidiaries are translated using the average rates for the period. Gains and losses from these translations are included in AOCI within stockholders’ equity.
Foreign Currency Transaction
Certain of our foreign subsidiaries transact in currencies other than their functional currency. Therefore, we re-measure non-functional currency assets and liabilities of these subsidiaries using exchange rates at the end of each period. As a result, we recognize foreign currency transaction and re-measurement gains and losses, which are recorded within other income, net in our consolidated statements of operations. These gains/(losses) were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Foreign currency transaction gains	$73	$193	$267
Foreign Currency Exchange Risk
We enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure, in an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 27, 2013 and September 28, 2012, the outstanding derivative instruments had maturities of 30 days or less and the total notional amounts of outstanding contracts were $11.6 million and $5.0 million, respectively. The fair values of these contracts were nominal as of September 27, 2013 and September 28, 2012, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets.
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
Repatriation of Undistributed Foreign Earnings
Beginning in fiscal 2010, we initiated a policy election to indefinitely reinvest a portion of the undistributed earnings of certain foreign subsidiaries with operations outside of the United States. We consider the earnings of these foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. A majority of the amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs in order to fund operations and other growth of our foreign subsidiaries and acquisitions.
Sales Tax
We account for sales tax on a net basis by excluding sales tax from our revenue.
Recently Issued Accounting Standards
We continually assess any new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") to determine their applicability and impact on us. Where it is determined that a new accounting pronouncement will result in a change to our financial reporting, we take the appropriate steps to ensure that such changes are properly reflected on our consolidated financial statements or notes thereto.
Adopted Standards
Comprehensive Income. In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of the standard, which we adopted in the first quarter of fiscal 2013, is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income ("OCI"). Under the standard, we elected the two-statement approach whereby our consolidated statements of comprehensive income are presented in a separate statement immediately following our consolidated statements of operations.
The adoption of new accounting pronouncements has not had a significant impact on our consolidated financial statements or notes thereto, and has not resulted in a change to our significant accounting policies. Furthermore, there have not been any changes to our significant accounting policies from those that were described in our Form 10-K for the prior fiscal year ended September 28, 2012.
Standards Not Yet Adopted
Accumulated Other Comprehensive Income. In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This standard adds new disclosure requirements for items reclassified out of AOCI with the intent of helping entities improve the transparency of changes in OCI and items reclassified out of AOCI in their financial statements. The standard requires registrants to disclose either in a single note, or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. Required adoption of new guidance for public entities becomes effective for annual reporting periods beginning on or after December 15, 2012, and interim periods within those annual periods, and is to be applied on a retrospective basis. Thus, our effective date of adoption is the first quarter of fiscal 2014. As this new standard only requires enhanced disclosure and does not amend any existing requirements for reporting net income or OCI in the financial statements, the adoption of this guidance will likely only result in changes in our financial statement presentation and not impact our financial position or results of operations.

3. Composition of Certain Financial Statement Captions
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consist of the following (in thousands):

	September 27, 2013	September 28, 2012
Cash and cash equivalents:
Cash	$420,069	$468,622
Cash equivalents:
Money market funds	16,193	17,090
U.S. agency securities	13,135	—
Commercial paper	5,000	4,885
Municipal debt securities	—	2,003
Total cash and cash equivalents	454,397	492,600
Short-term investments:
U.S. agency securities	6,007	3,999
Commercial paper	5,991	19,414
Corporate bonds	43,847	107,243
Municipal debt securities	84,422	172,037
Total short-term investments	140,267	302,693
Long-term investments (1):
U.S. agency securities	40,924	21,013
Corporate bonds	90,391	112,993
Municipal debt securities	172,023	227,608
Other long-term investments (2)	3,000	—
Total long-term investments	306,338	361,614
Total cash, cash equivalents and investments	$901,002	$1,156,907

(1)	Our long-term investments have maturities that range from one to three years.

(2)
Other long-term investments include a $3.0 million investment, which is accounted for under the cost method of accounting. After conducting an impairment assessment, we concluded that no indicators of other-than-temporary impairment exist as of September 27, 2013.

Our investment portfolio, which is recorded as cash equivalents and both short-term and long-term investments, consists of the following (in thousands):

	September 27, 2013
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$16,193	$—	$—	$16,193
U.S. agency securities	60,126	16	(76)	60,066
Commercial paper	10,991	—	—	10,991
Corporate bonds	134,097	315	(174)	134,238
Municipal debt securities	256,218	384	(157)	256,445
Cash equivalents and investments (1)	$477,625	$715	$(407)	$477,933

(1)	Our investment portfolio of cash equivalents and investments excludes our $3.0 million cost method investment.

	September 28, 2012
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$17,090	$—	$—	$17,090
U.S. agency securities	24,997	18	(3)	25,012
Commercial paper	24,299	—	—	24,299
Corporate bonds	219,265	990	(19)	220,236
Municipal debt securities	400,958	728	(38)	401,648
Cash equivalents and investments	$686,609	$1,736	$(60)	$688,285

The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position (in thousands):

	September 27, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$21,407	$(76)	$—	$—	$21,407	$(76)
Corporate bonds	53,350	(174)	—	—	53,350	(174)
Municipal debt securities	72,485	(157)	—	—	72,485	(157)
Total	$147,242	$(407)	$—	$—	$147,242	$(407)

	September 28, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$6,999	$(3)	$—	$—	$6,999	$(3)
Corporate bonds	25,277	(19)	—	—	25,277	(19)
Municipal debt securities	87,705	(37)	5,565	(1)	93,270	(38)
Total	$119,981	$(59)	$5,565	$(1)	$125,546	$(60)
The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of September 27, 2013, we had certain securities that were in an unrealized loss position, however we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at September 27, 2013 or September 28, 2012 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within our investment portfolio based on stated maturities as of September 27, 2013 and September 28, 2012, which are recorded within cash equivalents and both short-term and long-term investments in our consolidated balance sheets (in thousands):

	September 27, 2013		September 28, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$158,275	$158,402	$302,154	$302,693
Due in 1 to 2 years	172,993	173,373	209,302	209,871
Due in 2 to 3 years	130,164	129,965	151,174	151,743
Total	$461,432	$461,740	$662,630	$664,307
Accounts Receivable
Accounts receivable consists of the following (in thousands):

	September 27, 2013	September 28, 2012
Trade accounts receivable	$86,823	$43,565
Accounts receivable related to patent administration program	11,151	886
Accounts receivable, gross	97,974	44,451
Less: allowance for doubtful accounts	(514)	(956)
Accounts receivable, net	$97,460	$43,495

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Operations	Deductions	Balance at End of Fiscal Year
For fiscal year ended September 30, 2011	$2,040	$772	$(346)	$2,466
For fiscal year ended September 28, 2012	2,466	(379)	(1,131)	956
For fiscal year ended September 27, 2013	956	(174)	(268)	514

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 27, 2013	September 28, 2012
Raw materials	$2,050	$4,403
Finished goods	8,043	12,297
Inventories	$10,093	$16,700

Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $4.0 million and $6.5 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of September 27, 2013 and September 28, 2012, respectively. The majority of the inventory included in non-current assets was purchased in bulk in fiscal 2012 to obtain a significant volume discount, and is expected to be consumed over a period that exceeds twelve months. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 27, 2013	September 28, 2012
Prepaid expenses	$10,195	$14,955
Other current assets	14,038	13,165
Income tax receivable	7,891	5,712
Prepaid expenses and other current assets	$32,124	$33,832

As of September 27, 2013, other current assets include the carrying value of $2.7 million of land and building that is currently held for sale. Management has committed to a plan to sell the property. Based on current estimated selling prices, we have determined that no indicators of potential impairment exist.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	September 27, 2013	September 28, 2012
Land	$46,049	$48,227
Buildings	32,305	27,266
Leasehold improvements	64,991	68,352
Machinery and equipment	38,408	29,070
Computer systems and software	91,939	86,266
Furniture and fixtures	13,490	13,158
Construction in progress	88,872	79,965
	376,054	352,304
Less: accumulated depreciation	(133,137)	(97,628)
Property, plant and equipment, net	$242,917	$254,676
Depreciation expense for our property, plant and equipment was $37.4 million, $30.6 million and $24.1 million in fiscal 2013, 2012 and 2011, respectively, and is included in cost of licensing, cost of products, cost of services, research and development expenses, sales and marketing expenses and general and administrative expenses in our consolidated statements of operations.
In fiscal 2012, we purchased an approximately 354,000 square foot property in San Francisco, California for approximately $109.8 million. We allocated $35.5 million of the purchase price of the property to land and $74.3 million to building, based on a fair value analysis. This fair value analysis utilized a combination of an income approach and a cost approach in conjunction with a consideration of comparable transactions in the San Francisco marketplace. After making certain improvements to the property to prepare the building for our use, we intend to use the space as our worldwide headquarters in fiscal 2014. As of September 27, 2013, construction in progress includes the book value of the building and related costs of construction.

Goodwill and Intangible Assets
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 30, 2011	$263,260
Acquired goodwill	15,988
Translation adjustments	2,127
Balance at September 28, 2012	$281,375
Translation adjustments	(1,651)
Balance at September 27 2013	$279,724
Intangible assets consist of the following (in thousands):

	September 27, 2013			September 28, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Acquired patents and technology	$79,925	$(51,267)	$28,658	$79,213	$(40,071)	$39,142
Customer relationships	30,723	(19,592)	11,131	30,679	(16,386)	14,293
Other intangibles	20,992	(19,466)	1,526	20,925	(17,834)	3,091
Intangible assets, net	$131,640	$(90,325)	$41,315	$130,817	$(74,291)	$56,526
Amortization expense for our intangible assets was $15.8 million, $13.2 million and $19.8 million in fiscal 2013, 2012 and 2011, respectively, and is included in cost of licensing, cost of products, research and development and sales and marketing expenses in our consolidated statements of operations. As of September 27, 2013, expected amortization expense of our intangible assets in future periods is as follows (in thousands):

Fiscal Year	Amortization Expense
2014	$13,735
2015	11,275
2016	9,095
2017	5,958
2018	758
Thereafter	494
Total	$41,315
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 27, 2013	September 28, 2012
Accrued royalties	$6,075	$2,391
Amounts payable to joint licensing program partners	40,091	35,492
Accrued compensation and benefits	54,423	47,331
Accrued professional fees	4,402	4,893
Other accrued liabilities	32,804	25,985
Accrued liabilities	$137,795	$116,092
Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	September 27, 2013	September 28, 2012
Supplemental retirement plan obligations	$2,144	$2,042
Non-current tax liabilities	30,986	20,862
Other liabilities	12,311	16,933
Other non-current liabilities	$45,441	$39,837
Refer to Note 8 “Income Taxes” for additional information related to tax liabilities.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of the following (in thousands):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012
Foreign currency translation gains, net of tax of ($2,126) and ($2,623)	$7,611	$9,608
Unrealized gains on available-for-sale securities, net of tax of ($104) and ($597)	203	1,079
Total accumulated other comprehensive income	$7,814	$10,687
Revenue from Significant Customers
In fiscal 2013, revenue from Samsung represented approximately 12% of our total revenue, and consisted primarily of licensing revenue from our mobile and broadcast markets. Revenue from Samsung did not exceed 10% of our total revenue in fiscal 2012 or fiscal 2011. Although revenue from Microsoft did not exceed 10% of our total revenue in fiscal 2013, revenue from Microsoft did represent approximately 14% and 13% of our total revenue in fiscal 2012 and 2011, respectively.

4. Acquisitions
In fiscal 2012, we acquired all outstanding shares of IMM Sound, S.A. (“IMM Sound”), a privately held company based in Barcelona, Spain, that develops and markets enhanced 3D sound for the digital film industry. We believe that this technology complements our Atmos technology released a year ago. We accounted for the IMM Sound acquisition using the acquisition method of accounting for business combinations. We completed the acquisition for a gross purchase price of $26.5 million, which included cash payments of $18.4 million, debt repayment of $0.6 million, and the assumption of net liabilities of $7.5 million. Purchase consideration, net of cash acquired of $0.4 million, was $18.0 million.
Pursuant to the purchase agreement, we are retaining $6.0 million of the total purchase consideration for a period of twenty four months following the closing of the acquisition. This amount, which does not accrue interest, will be released upon the satisfaction of certain indemnification obligations of IMM Sound's shareholders, which is expected to occur during fiscal 2014. As such, this amount has been recorded as a current liability in the accompanying consolidated balance sheets as of September 27, 2013.
The following table summarizes the allocation of the total purchase consideration to the total fair values of assets acquired and liabilities assumed on the acquisition date (in thousands):

Purchase Price Allocation
Current assets	$1,289
Property, plant and equipment, net	264
Intangible assets, net
Developed technology	12,649
Trade name	590
Goodwill	15,988
Current liabilities	(9,674)
Deferred taxes, net	(2,721)
Non-current liabilities	(22)
Total purchase price	$18,363
The fair value of assets acquired and liabilities assumed were determined by management based on information available at the date of acquisition. We are amortizing the acquired intangible assets over their estimated useful lives, which is 5 years for the developed technology and 1 year for the trade name. For tax purposes, a deferred tax liability of $3.2 million was recorded on the acquisition date for the difference between the book and tax basis of the acquired intangible assets. The value of acquired intangibles was determined based on the present value of estimated future cash flows. The goodwill acquired as part of the acquisition, which is non tax-deductible, is representative of our expectation of the benefits and synergies from the integration of IMM Sound technology with our existing technology. We incurred acquisition-related transaction costs of $0.4 million in fiscal 2012, which were included in general and administrative expenses in the consolidated statements of operations.

5. Fair Value Measurements
Under our investment management strategy, we use cash holdings to purchase investment grade securities that are diversified among security types, industries and issuers. Each of the investments within our investment portfolio is measured at fair value, and is recorded within cash equivalents, short-term investments, and long-term investments in our consolidated balance sheets.
With the exception of our mutual fund investments held in our supplemental retirement plan, all of our investments are classified as available-for-sale securities. Investments held in our supplemental retirement plan are classified as trading securities. Our investments primarily consist of municipal debt securities, commercial paper, corporate bonds and United States agency securities. In addition to the security types noted above, our cash and cash equivalents also consist of highly-liquid money market funds. Consistent with our investment policy, none of the municipal debt investments that we hold are supported by letters of credit or standby purchase agreements.
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
Financial assets and liabilities carried at fair value are classified below (in thousands):

	September 27, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in supplemental retirement plan (1)	$2,242	$—	$—	$2,242
Money market funds (2)	16,193	—	—	16,193
U.S. agency securities (2), (3), (4)	60,066	—	—	60,066
Commercial paper (2), (3)	—	10,991	—	10,991
Corporate bonds (3), (4)	—	134,238	—	134,238
Municipal debt securities (3), (4)	—	256,445	—	256,445
Total	$78,501	$401,674	$—	$480,175

Liabilities:
Investments held in supplemental retirement plan (5)	$2,242	$—	$—	$2,242
Total	$2,242	$—	$—	$2,242

	September 28, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in supplemental retirement plan (1)	$2,140	$—	$—	$2,140
Money market funds (2)	17,090	—	—	17,090
U.S. agency securities (3), (4)	25,012	—	—	25,012
Commercial paper (2), (3)	—	24,299	—	24,299
Corporate bonds (3), (4)	—	220,236	—	220,236
Municipal debt securities (2), (3), (4)	—	401,648	—	401,648
Total	$44,242	$646,183	$—	$690,425

Liabilities:
Investments held in supplemental retirement plan (5)	$2,140	$—	$—	$2,140
Total	$2,140	$—	$—	$2,140

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.

(2)	These assets are included within cash and cash equivalents.

(3)	These assets are included within short-term investments.

(4)	These assets are included within long-term investments.

(5)	These liabilities are included within accrued liabilities and within other non-current liabilities.

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
We did not own any Level 3 financial assets or liabilities as of September 27, 2013 or September 28, 2012.

6. Stockholders’ Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options, restricted stock units ("RSUs") and stock appreciation rights under our equity incentive plans, as well as shares under our Employee Stock Purchase Plan (“ESPP”).
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At September 27, 2013, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At September 27, 2013, we had 46,862,893 shares of Class A common stock and 54,876,494 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
As of September 27, 2013, there were options outstanding to purchase 0.1 million shares of Class B common stock, of which all were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 0.8 years. Subsequent to fiscal 2005, no further options were granted under this plan. The 2000 Stock Incentive Plan terminated on October 1, 2010 and no shares of our common stock remained available for future issuance under that plan other than pursuant to outstanding options.
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

As of September 27, 2013, there were options outstanding to purchase 6.3 million shares of Class A common stock, of which 2.7 million were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 7.6 years.
Stock Options.    Stock options are generally granted at fair market value on the date of grant. Options granted to employees and officers prior to June 2008 generally vest over four years, with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or 3 months after termination of service. Options granted to employees and officers from June 2008 onward generally vest over four years, with 25% of the shares subject to the option becoming exercisable on the one-year anniversary of the date of grant and the balance of the shares vesting in equal monthly installments over the following 36 months. These options expire on the earlier of 10 years after the date of grant or 3 months after termination of service. All options granted vest over the requisite service period and upon the exercise of stock options, we issue new shares of Class B common stock under the 2000 Stock Incentive Plan and new shares of Class A common stock under the 2005 Stock Plan. Our 2005 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria.

We use the Black-Scholes option pricing model to determine the fair value of employee stock options at the date of grant. To determine an estimate for the expected term of our stock options, we evaluated historical exercise patterns of our employees and made an assumption regarding future exercise patterns. To determine an estimate for the expected stock price volatility, we used a blend of the historical volatility for our common stock since our initial public offering and our implied volatility. To determine an estimate for the risk-free interest rate we used an average interest rate based on United States Treasury instruments having terms consistent with the expected term of our awards.
As described within Part II, Item 5 "Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities", our dividend policy remains unchanged following the declaration and payment of a cash dividend in fiscal 2013 as this special dividend is considered a one-time occurrence and not indicative of future expected dividend payments. Thus, our dividend yield assumption also remains unchanged following the granting of the dividend, and continues to reflect our dividend policy under which no dividends were declared nor paid prior to fiscal 2013.
The fair value of our stock options was estimated using the following weighted-average assumptions:

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Expected life (in years)	4.37	4.53	4.40
Risk-free interest rate	0.5%	0.7%	1.5%
Expected stock price volatility	40.1%	43.8%	41.4%
Dividend yield	—	—	—
The following table summarizes the weighted-average fair value of stock options granted and the total intrinsic value of stock options exercised (in thousands):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Stock options granted - weighted-average grant date fair value	$10.23	$12.23	$22.31
Stock options exercised - intrinsic value	3,781	6,188	46,649

The following table summarizes information about stock options issued to officers, directors, and employees under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 28, 2012	4,622	$32.50
Grants (1)	2,398	30.37
Exercises	(412)	22.69
Forfeitures and cancellations	(223)	39.56
Options outstanding at September 27, 2013	6,385	29.82	7.4	33,985
Options vested and expected to vest at September 27, 2013	6,136	29.79	7.4	32,882
Options exercisable at September 27, 2013	2,769	28.76	5.6	18,941

(1)
Includes the additional shares of our common stock issuable upon the exercise of those options subject to the equity award modification that occurred in the first quarter of fiscal 2013 in connection with the special cash dividend.

(2)	Aggregate intrinsic value is based on the closing price of our common stock on September 27, 2013 of $34.39 and excludes the impact of options that were not in-the-money.
The following table summarizes information about stock options outstanding and exercisable at September 27, 2013:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
	(in thousands)	(in years)		(in thousands)	(in years)
$0.01 - $2.07	74	0.6	$1.87	74	$1.87
$2.08 - $6.28	40	1.1	5.65	40	5.65
$6.29 - $19.21	183	1.8	17.31	183	17.31
$19.22 - 28.12	464	4.6	25.21	396	25.12
$28.13 - $38.20	5,213	8.1	30.15	1,781	29.79
$38.21 - $48.14	354	6.7	42.09	249	42.64
$48.15 - $51.18	18	4.5	48.20	18	48.19
$51.19 and above	39	7.1	58.31	28	58.15
	6,385			2,769
Restricted Stock Units.    We grant RSUs to certain employees, officers and directors under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onwards to ongoing directors vest over approximately one year. Our 2005 Stock Plan also allows us to grant RSUs which vest based on the satisfaction of specific performance criteria, although no such awards have been granted as of September 27, 2013. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized on a straight-line basis over the requisite service period. No RSUs were granted prior to fiscal 2008.
The fair value as of the respective vesting dates of RSUs was as follows (in thousands):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Restricted stock units - vest date fair value	$27,013	$14,239	$15,453

The following table summarizes information about RSUs issued to employees, officers and directors under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 28, 2012	2,572	$37.98
Granted	1,270	31.12
Vested	(805)	39.17
Forfeitures	(184)	36.89
Non-vested at September 27, 2013	2,853	34.66
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
Stock-Based Compensation
Stock-based compensation expense for equity awards granted to employees is determined by estimating their fair value on the date of grant, and recognizing that value as an expense on a straight-line basis over the requisite service period in which our employees earn the awards. Compensation expense related to these equity awards is recognized net of estimated forfeitures. We determine our estimated forfeiture rate based on an evaluation of historical forfeitures and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimate. The estimated forfeiture rate used for awards granted was as follows:

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Estimated forfeiture rate	6.13%	6.13%	6.10%

Stock-based compensation expense recorded in our consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended
	September 27, 2013 (2)	September 28, 2012 (2)	September 30, 2011 (2)
Stock-based compensation:
Stock options (1)	$21,334	$23,550	$24,788
Restricted stock units	39,644	22,952	18,339
Employee stock purchase plan	3,350	1,029	842
Stock appreciation rights	—	50	(304)
Total stock-based compensation	64,328	47,581	43,665
Benefit from income taxes	(19,316)	(14,930)	(14,744)
Total stock-based compensation, net of tax	$45,012	$32,651	$28,921

(1)
Expense excludes $0.4 million and $0.6 million in fiscal 2012 and 2011 related to stock-based compensation which was capitalized to property, plant and equipment. No compensation cost was capitalized to property, plant and equipment in fiscal 2013.

(2)
We also recognize a tax benefit from certain exercises of incentive stock options and shares issued under our ESPP which are not included in the table above. This benefit was $0.4 million, $0.2 million and $0.3 million in fiscal 2013, 2012 and 2011, respectively.

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Stock-based compensation expense was classified as follows:
Cost of products	$765	$675	$642
Cost of services	387	239	182
Research and development	17,117	11,553	10,157
Sales and marketing	21,507	16,233	13,184
General and administrative	22,685	18,881	19,500
Restructuring	1,867	—	—
Total stock-based compensation expense	$64,328	$47,581	$43,665
At September 27, 2013, total unrecorded stock-based compensation expense associated with employee stock options expected to vest was approximately $36.6 million, which is expected to be recognized over a weighted-average period of 2.6 years. At September 27, 2013, total unrecorded stock-based compensation expense associated with RSUs expected to vest was approximately $69.2 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Option Exchange Program
During our Annual Stockholder's Meeting held on February 7, 2012, our stockholders approved a one-time Employee Stock Option Exchange Program ("Program") pursuant to which eligible employees were provided an opportunity to exchange, on a grant-by-grant basis, eligible outstanding stock options for a lesser number of new RSUs, to be granted under our 2005 Stock Plan, as amended and restated. Options eligible for the Program are those that were granted prior to the 12-month period preceding the start of the Program offering period, and have exercise prices per share that are greater than $45.83, which approximates the 52-week high of our per share stock price as of the start of the offering period. The Program offering period commenced on July 16, 2012 and closed on August 10, 2012, at which time, a total of 705 eligible option holder participants exchanged 2,665,986 outstanding stock options for 783,443 RSUs.
The Program was launched to restore the intended retention and incentive value of employee equity awards, reduce the potential dilutive effect of our equity incentive program, and reduce pressure to grant additional equity awards to employees in the short term. Participation in the Program was made available to all eligible employees and executive officers in eligible countries. The exchange of options under the Program resulted in a total incremental charge to compensation expense of $2.1 million, of which approximately $1.2 million was recognized in fiscal 2013. This incremental charge is being recognized over the vesting periods of the new RSUs, determined on a grant-by-grant basis, based on the extent to which the surrendered stock options were vested at the time of the exchange. These vesting periods range from one to four years beginning on the first anniversary of the grant.

Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of up to $250.0 million of our Class A common stock. Our Board of Directors approved an additional $300.0 million for our stock repurchase program in July 2010, $250.0 million in July 2011, and an additional $100.0 million in February 2012, for a total authorization of up to $900.0 million in stock repurchases. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation programs and other market conditions. We may limit, suspend or terminate the stock repurchase program at any time without prior notice. This program does not have a specified expiration date. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of September 27, 2013, the remaining authorization to purchase additional shares is $116.1 million.
Stock repurchase activity under the stock repurchase program during fiscal 2013 is summarized as follows (in thousands):

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid per Share (2)
Q1 - Quarter ended December 28, 2012	1,674,648	$53,956	$32.20
Q2 - Quarter ended March 29, 2013	382,481	11,477	29.99
Q3 - Quarter ended June 28, 2013	250,000	8,709	34.82
Q4 - Quarter ended September 27, 2013	250,000	8,103	32.40
Total	2,557,129	$82,245

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Special Dividend and Equity Award Modification
On December 11, 2012, our Board of Directors declared a special dividend in the amount of $4.00 per share on our Class A and Class B Common Stock. Payment of the special dividend was made on December 27, 2012 to all stockholders of record as of the close of business on December 21, 2012 ("Record Date"). Based on the 102,051,386 shares of Class A and Class B Common Stock outstanding as of the record date, the total special dividend payment was $408.2 million.
In connection with the declaration of this special dividend in the first quarter of fiscal 2013, we adjusted the number and exercise price of certain eligible outstanding stock options and stock appreciation rights granted under our 2005 Stock Plan and 2000 Stock Incentive Plan in a manner intended to preserve the pre-cash dividend economic value of these awards. Eligible awards include stock options and stock appreciation rights that were granted prior to December 2012 and were outstanding as of the day following the record date, with the exception of stock options held by employees in Australia which were not adjusted due to tax considerations. The modification of these existing awards at the dividend declaration date resulted in a total net incremental compensation cost of approximately $7.9 million, of which approximately $4.6 million was recognized in fiscal 2013. This incremental charge is being recognized over the vesting periods of the original awards, determined on a grant-by-grant basis, based on the extent to which the awards were vested as of the date of modification. The incremental charge related to all fully-vested awards as of the modification date was recognized in the first quarter of fiscal 2013. The vesting period for those awards not fully-vested at the time of modification range from one to four years.
Additionally, all outstanding RSUs under the 2005 Stock Plan that were unvested on the day following the record date, including RSUs that were granted on the record date, were modified to allow for the granting of a dividend equivalent (as such term is defined in the 2005 Stock Plan) with respect to each share of our Class A Common Stock underlying the unvested RSU. The dividend equivalent is payable in cash in a per share amount equal to the per share cash dividend on the same date that the related underlying RSU shares vest. The granting of the dividend equivalent for all outstanding RSUs resulted in a total net incremental compensation cost of approximately $11.9 million, of which approximately $4.3 million was recognized in fiscal 2013. This incremental charge is being recognized over the remaining vesting periods of the RSUs at the date of modification, determined on a grant-by-grant basis. These vesting periods range from one to four years beginning on the first anniversary of the grant.

7. Restructuring
Fiscal 2013 Restructuring Program
In April 2013, we implemented a plan to reorganize certain activities and personnel within our marketing function under a strategic restructuring program, and as a result, recognized approximately $5.9 million in restructuring costs during fiscal 2013. This charge included $2.8 million in severance and other related benefits offered to approximately 36 employees that were affected as a result of this action and $1.9 million of stock-based compensation expense for previously awarded grants that will vest through the second quarter of fiscal 2014 pursuant to their original vesting schedule. Expenses of $1.2 million associated with the exit of a facility are also included in restructuring charges in the accompanying consolidated statements of operations.
Changes in restructuring accruals under the fiscal 2013 restructuring program were as follows (in thousands):

	Severance and associated costs	Facilities and contract termination costs	Total
Restructuring charges	$4,723	$1,151	$5,874
Cash payments	(2,097)	(108)	(2,205)
Non-cash restructuring charges	(1,832)	—	(1,832)
Balance at September 27, 2013	$794	$1,043	$1,837
Fiscal 2011 Restructuring Program
In fiscal 2011, we informed approximately 55 employees of our plans to reorganize certain aspects of our business under a strategic restructuring program. As a result of this action, we offered severance benefits to the affected employees. We recognized total severance and other associated costs of $0.4 million and $2.5 million for these affected employees in fiscal 2012 and fiscal 2011, respectively. In addition, we recognized $0.4 million in facilities and contract termination costs in fiscal 2012. We also recognized $0.4 million and $0.2 million in fixed asset write-off costs related to this restructuring program in fiscal 2012 and 2011, respectively. These expenses were recognized in restructuring charges in the accompanying consolidated statements of operations.
Changes in restructuring accruals under the fiscal 2011 restructuring program were as follows (in thousands):

	Severance	Facilities and contract termination costs	Fixed assets write-off	Other associated costs	Total
Balance at September 24, 2010	$2,804	$—	$—	$230	$3,034
Restructuring charges	3,185	—	199	22	3,406
Cash payments	(3,716)	—	—	(131)	(3,847)
Non-cash charges	(23)	—	(199)	(1)	(223)
Balance at September 30, 2011	$2,250	$—	$—	$120	$2,370
Restructuring charges	318	352	424	97	1,191
Cash payments	(2,572)	(185)	—	(201)	(2,958)
Non-cash charges/(credits)	4	164	(424)	(14)	(270)
Balance at September 28, 2012	$—	$331	$—	$2	$333
Restructuring charges	—	—	—	—	—
Cash payments	—	(322)	—	(2)	(324)
Non-cash charges	—	—	—	—	—
Balance at September 27, 2013	$—	$9	$—	$—	$9
Accruals for restructuring charges are included within accrued liabilities in the accompanying consolidated balance sheets while restructuring charges are included within restructuring charges in the accompanying consolidated statements of operations.

8. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

The components of our income before provision for income taxes were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
United States	$155,777	$258,684	$350,189
Foreign	94,869	110,307	90,454
Total	$250,646	$368,991	$440,643
The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Current:
Federal	$30,428	$56,105	$71,336
State	691	2,922	18,069
Foreign	49,003	43,659	33,567
Total current	80,122	102,686	122,972
Deferred:
Federal	(11,353)	904	3,638
State	(4,748)	521	9,756
Foreign	(3,677)	(254)	(6,305)
Total deferred	(19,778)	1,171	7,089
Provision for income taxes	$60,344	$103,857	$130,061
Repatriation of Undistributed Foreign Earnings
Beginning in fiscal 2010, we initiated a policy election to indefinitely reinvest a portion of the undistributed earnings of certain foreign subsidiaries with operations outside of the United States. We consider the earnings of these foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. A majority of the amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs in order to fund operations and other growth of our foreign subsidiaries and acquisitions.
As a result, we have not recorded a deferred tax liability on undistributed earnings of foreign subsidiaries of approximately $229.3 million, which are permanently reinvested outside the U.S. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to federal and state income taxes, less any applicable foreign tax credits and withholding taxes, estimated at approximately $54.5 million as of September 27, 2013. Accordingly, if a determination is made to repatriate these foreign earnings, we would need to adjust our income tax provision in the period that the determination is made to accrue for taxes payable on earnings that will no longer be indefinitely invested outside the U.S.
Withholding Taxes
We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities, and for which we receive a related foreign tax credit in our income tax provision. The foreign current tax includes this withholding tax expense and the appropriate foreign tax credit benefit is included in the current federal and foreign taxes. Withholding taxes were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Withholding Taxes	$42,567	$38,531	$32,200

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, we believe it is more likely than not that the benefits of these deductible differences will be realized; therefore, a valuation allowance is not required. A summary of the tax effects of the temporary differences is as follows (in thousands):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012
Deferred income tax assets:
Investments	$2,115	$2,096
Accounts receivable	128	182
Inventories	4,255	3,678
Net operating loss	3,297	2,863
U.S. state taxes	225	177
Accrued expenses	11,985	10,140
Stock-based compensation	29,428	25,720
Revenue recognition	59,505	63,843
Research and development credits	4,002	—
Foreign tax credits	3,512	3,410
Other	7,503	7,348
Total gross deferred income tax assets	125,955	119,447
Less: valuation allowance	—	—
Total deferred income tax assets	125,955	119,447
Deferred income tax liabilities:
Translation adjustment	(880)	(904)
Intangibles	(318)	(3,746)
International earnings	(1,782)	(6,373)
Depreciation and amortization	(1,028)	(6,761)
Unrealized gain on investments	(275)	(768)
Deferred income tax assets, net	$121,672	$100,895
The above deferred income tax assets, net have been classified in the accompanying consolidated balance sheets as follows:
Current deferred income tax assets	$78,381	$80,966
Long-term deferred income tax assets, net	43,291	19,939
Deferred income tax assets, net	$121,672	$100,895
Net Operating Loss ("NOL") and Tax Credit Carryforwards
As part of our acquisition of IMM Sound in fiscal 2012, we acquired a NOL carryforward for Spanish tax purposes of $1.7 million. During fiscal 2013, we finalized our merger of IMM Sound into Dolby Iberia under Spanish tax laws, which resulted in a discrete benefit of $3.9 million in our current tax provision for fiscal 2013. The discrete benefit reflects both the release of the $3.2 million deferred tax liability recorded on the acquisition date as a result of a step-up in the basis of IMM Sound’s tax assets to fair market value and an adjustment to our deferred tax assets by $0.7 million following a change in our estimated utilization of NOL carryforwards. As of September 27, 2013, our NOL carryforward was $4.3 million, and will expire in fiscal 2030 if unused.
As part of an acquisition in fiscal 2009, we acquired a NOL carryforward for federal and California tax purposes of $9.7 million and $9.6 million, respectively. The losses carried forward for federal and California tax purposes as of September 27, 2013 were $5.6 million and $9.6 million, respectively, and will expire in fiscal 2029 if unused.

Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods. A reconciliation of the federal statutory tax rate to our effective tax rate on income from continuing operations is as follows:

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	0.6	1.1	4.7
Stock-based compensation expense rate	1.3	0.5	0.3
Research and development tax credits	(3.1)	(1.1)	(1.6)
Tax exempt interest	(0.2)	(0.3)	(0.3)
U.S. manufacturing tax incentives	(2.3)	(2.1)	(1.9)
Foreign rate differential	(4.5)	(5.3)	(4.6)
Foreign reversal of deferred tax liabilities	(3.0)	—	(2.5)
Other	0.3	0.3	0.4
Effective tax rate	24.1%	28.1%	29.5%
Our effective tax rate decreased from 28.1% in fiscal 2012 to 24.1% in fiscal 2013. During the second quarter of fiscal 2013, a change in the tax law retroactively reinstated the federal research and development tax credits for a portion of fiscal year 2012. As a result, we recognized an increase in federal research and development tax credits for fiscal 2013, as compared to fiscal 2012, thereby lowering our effective tax rate. Additionally, in fiscal 2013, we reorganized the operations of certain foreign subsidiaries associated with previous acquisitions. The reorganizations resulted in the release of $7.4 million in deferred tax liabilities representing accrued domestic taxes and amortization of intangible assets, which benefited our effective tax rate for fiscal 2013 by 3%.
Our effective tax rate decreased from 29.5% in fiscal 2011 to 28.1% in fiscal 2012. Our effective tax rate reflects additional benefits from our election to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries. We also benefited from a change in the State of California apportionment sourcing rules, which began to affect our current California taxes beginning in the first quarter of fiscal 2012. These benefits were partially offset by the expiration of the federal research and development tax credits, beginning January 1, 2012, which resulted in an increase in our effective tax rate. Our policy to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries with tax rates lower than those in the U.S. resulted in a reduction to our fiscal 2012 tax rate. In the first quarter of fiscal 2011 we obtained a tax ruling that will reduce our foreign tax liability for the current and future years. The tax ruling resulted in a release of certain deferred tax liabilities associated with a prior year acquisition in our foreign operations. In fiscal 2011, we expected a reduction in our California tax rate. As a result, we reduced certain deferred tax assets in fiscal 2011 which led to an increase in our tax rate.
Uncertain Tax Positions
Our gross unrecognized tax benefit is reduced by a liability recorded to reduce our unrecognized tax benefit to the amount that we ultimately expect to be realized. As of September 27, 2013, the total amount of gross unrecognized tax benefits was $32.5 million, of which $21.8 million, if recognized, would reduce our effective tax rate. We estimate that our unrecognized tax benefits could be reduced by $4.5 million in the next twelve months as a result of the expected settlement of currently ongoing audit and the expiration of certain statute of limitations. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.

The aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Balance at beginning of year	$16,880	$8,683	$16,558
Gross increases - tax positions taken during prior years	16,865	3,156	1,006
Gross decreases - tax positions taken during prior years	—	(493)	(8,083)
Increases in balances related to tax positions taken during current year	2,639	6,770	299
Lapse of statute of limitations	(3,064)	(1,236)	(1,097)
Settlements	(852)	—	—
Balance at end of year	$32,468	$16,880	$8,683
Classification of Interest and Penalties
We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision. In fiscal 2013, our current tax provision was increased by interest expense of $0.4 million and reduced by penalties of $0.4 million. Accrued interest and penalties are included within the related tax liability line item in our consolidated balance sheets. Our accrued interest and penalties on unrecognized tax benefits as of September 27, 2013 and September 28, 2012 were as follows (in thousands):

	September 27, 2013	September 28, 2012
Accrued interest	$1,680	$2,046
Accrued penalties	1,536	1,937
Total	$3,216	$3,983
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe there is a reasonable possibility of any significant change to our total unrecognized tax benefits within the next twelve months.
We file income tax returns in the United States on a federal basis and in several U.S. state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S., the United Kingdom ("U.K."), Australia, the Netherlands and the states of New York and California. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. We are no longer subject to examinations by the Internal Revenue Service through the 2009 fiscal year, for U.S. federal tax purposes, and through the 2006 fiscal year by the appropriate governmental agencies for U.K. tax purposes. In addition, we are no longer subject to examination by the state of New York through the 2011 fiscal year for income tax purposes. Our California filings are no longer subject to examination through the 2005 fiscal year by the appropriate California agency. Other significant jurisdictions include Australia, Sweden and Canada, and they are no longer subject to examinations through the years 2006, 2006 and 2009, respectively. We do not believe that the outcome of any ongoing examination will have a material impact on our financial statements.
Release of Value-Added Tax (“VAT”) Reserves
During fiscal 2011, we completed our analysis of recent VAT law changes enacted in the European Union and other foreign jurisdictions. Based on this analysis, we released $3.2 million of VAT reserves and related estimated penalties which were recorded as reductions of general and administrative expense. Additionally, we released $1.4 million of VAT-related interest reserves, which was recorded as a reduction of interest expense. These liabilities were previously included in other accrued liabilities in our consolidated balance sheets.

9. Retirement Plans
We maintain a tax-qualified Section 401(k) retirement plan for employees in the United States and similar plans in foreign jurisdictions. Under the plan, employees are eligible to receive matching contributions and profit-sharing contributions from the Company.

We also maintain a Supplemental Executive Retirement Plan ("SERP"), a non-qualified, employer-funded retirement plan for certain senior executives employed in the United States. The plan was adopted in October 2004 prior to our initial public offering and was terminated in fiscal 2005. We have not made any contributions to the SERP since fiscal 2006. The purpose of the plan was to provide these executives with the opportunity to receive retirement income benefits in addition to the benefits generally available to all employees. The benefits provided to participants were based on defined contributions that we made to the plan and the gains and losses on the investment of those contributions. At September 27, 2013, the balance in the SERP account represents amounts contributed prior to the plan's termination, with the underlying plan investments consisting primarily of mutual fund investments. SERP assets are included within prepaid expenses and other current assets and within other non-current assets, while SERP liabilities are included within accrued liabilities and within other non-current liabilities in our consolidated balance sheets.
Retirement plan expenses, which are included in cost of products, cost of services, research and development, sales and marketing and general and administrative expense in our consolidated statements of operations, are as follows (in thousands):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Retirement plan expenses	$15,810	$12,909	$11,300

10. Commitments and Contingencies
The following table presents a summary of our contractual obligations and commitments as of September 27, 2013 (in thousands):

	Payments Due By Fiscal Period
	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total
Naming rights	$7,341	$7,432	$7,525	$7,619	$7,715	$118,699	$156,331
Operating leases	17,094	9,443	6,087	4,399	2,877	3,028	42,928
Purchase obligations	4,261	1,387	155	39	—	—	5,842
Total	$28,696	$18,262	$13,767	$12,057	$10,592	$121,727	$205,101
Naming rights.     In fiscal 2012, we entered into an agreement for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. The term of the agreement is 20 years, over which we will make payments on a semi-annual basis. Our payment obligations are conditioned in part on the Academy Awards® being held and broadcast from the Dolby Theatre.
Operating leases.     Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries, for non-cancelable operating leases of office space as of September 27, 2013. The following table summarizes information about our total rental expenses under operating leases, including rent payable to our principal stockholder (in thousands):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Rent expense	$13,092	$13,463	$12,600
Rent payable to principal stockholder	1,375	1,372	1,400
Purchase obligations.     Our purchase obligations consist of agreements to purchase goods and services, entered into in the ordinary course of business. These represent non-cancelable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.
We are party to certain contractual agreements under which we have agreed to provide indemnifications of varying scope and duration to the other party relating to our licensed intellectual property. Historically, we have not made any payments for these indemnification obligations and no amounts have been accrued in our consolidated financial statements with respect to these obligations. Due to their varying terms and conditions, we are unable to make a reasonable estimate of the maximum potential amount we could be required to pay.

11. Geographic Data
Revenue by geographic region, which was determined based on the location of our licensees for licensing revenue, the location of our direct customers or distributors for products revenue, and the location where we perform our services for services revenue, was as follows (in thousands):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
United States	$255,956	$299,992	$302,218
International	653,718	633,022	658,847
Total revenue	$909,674	$933,014	$961,065
The concentration of our revenue from individual geographic regions was as follows:

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
United States	28%	32%	32%
Japan	18%	18%	20%
Europe	13%	15%	15%
Taiwan	5%	7%	8%
South Korea	20%	17%	13%
China	9%	6%	6%
Other	7%	5%	6%
Total	100%	100%	100%
Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows (in thousands):

	September 27, 2013	September 28, 2012
United States	$188,580	$211,647
International	54,337	43,029
Total long-lived tangible assets, net of accumulated depreciation	$242,917	$254,676

12. Operating Segments
Operating segments are defined as components of an enterprise for which separate financial information is available, and which are evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. Our chief operating decision-maker ("CODM") is our Chief Executive Officer. Reportable segments are operating segments exceeding specified revenue, profit or loss, or asset thresholds for which separate disclosure of information is necessary.
We operate as a single reporting segment. This reflects the fact that our CODM evaluates the Company’s financial information and resources, and assesses the performance of these resources on a consolidated basis. Since the Company operates as one reporting segment, all required financial segment information is included in the consolidated financial statements.
13. Earnings Per Share
We compute basic earnings per share ("EPS") by dividing net income attributable to Dolby Laboratories, Inc. by the weighted-average number of shares of Class A and Class B common stock outstanding during the period. For diluted EPS, we divide net income attributable to Dolby Laboratories, Inc. by the sum of the weighted-average number of shares of Class A and Class B common stock outstanding and the potential number of dilutive shares of Class A and Class B common stock outstanding during the period.
Note that basic and diluted EPS are computed independently for each fiscal quarter and year-to-date periods presented, which involves the use of different weighted-average share count figures relating to quarterly and annual periods. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of all four quarter-to-date EPS figures may not necessarily equal the full-year EPS.

The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc.:

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$189,271	$264,302	$309,267
Denominator:
Weighted-average shares outstanding—basic	101,879	106,926	111,444
Potential common shares from options to purchase Class A and Class B common stock	287	493	941
Potential common shares from restricted stock units	622	122	169
Weighted-average shares outstanding—diluted	102,788	107,541	112,554
Net income per share attributable to Dolby Laboratories, Inc.—basic	$1.86	$2.47	$2.78
Net income per share attributable to Dolby Laboratories, Inc.—diluted	$1.84	$2.46	$2.75
Antidilutive options excluded from calculation	5,348	6,496	3,289
Antidilutive restricted stock units excluded from calculation	1,817	2,550	535

14. Selected Quarterly Financial Data (Unaudited)

	Fiscal Year 2013				Fiscal Year 2012
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(in thousands, except per share amounts)
Revenue:
Licensing	$191,043	$184,707	$226,455	$204,876	$192,154	$180,886	$227,849	$200,424
Products	19,998	17,381	17,726	25,498	27,628	22,132	27,228	26,400
Services	5,611	4,986	5,165	6,228	5,973	7,304	7,682	7,354
Total revenue	216,652	207,074	249,346	236,602	225,755	210,322	262,759	234,178
Cost of revenue	23,491	24,340	23,283	25,605	26,994	21,031	23,592	20,410
Gross margin	193,161	182,734	226,063	210,997	198,761	189,291	239,167	213,768
Income before taxes and controlling interest	58,868	37,847	84,872	69,059	72,951	70,321	122,515	103,204
Net income attributable to Dolby Laboratories	$45,795	$30,216	$61,911	$51,349	$51,494	$51,529	$88,120	$73,159
Earnings per share:
Basic	$0.45	$0.30	$0.61	$0.50	$0.49	$0.48	$0.81	$0.67
Diluted	$0.44	$0.29	$0.60	$0.50	$0.49	$0.48	$0.81	$0.67
Weighted-average shares outstanding:
Basic	101,768	101,751	101,638	102,361	104,079	106,328	108,415	108,884
Diluted	102,976	103,031	102,680	103,523	104,915	107,202	109,170	109,443

15. Related Party Transactions
We are the managing member or general partner in entities which own and lease commercial property in the United States and United Kingdom. Our principal stockholder is the limited member or limited partner, but with a majority economic interest, in each of these entities. These entities were established for the purposes of purchasing and leasing commercial property primarily for our use, and the debt service used to finance the purchase of these properties was paid in full during fiscal 2010. While a portion of the property is leased to third parties, we occupy a majority of the space. Therefore, since these affiliated entities are an integrated part of our operations, we have consolidated the entities’ assets and liabilities and results of operations in our consolidated financial statements. The share of earnings and net assets of the entities attributable to the limited member or limited partner, as the case may be, is reflected as controlling interest in the accompanying consolidated financial statements.
Our ownership interest in the consolidated affiliated entities as of September 27, 2013 is as follows:

Company Name	Ownership interest
Dolby Properties, LLC	37.5%
Dolby Properties Brisbane, LLC	49.0%
Dolby Properties Burbank, LLC	49.0%
Dolby Properties United Kingdom, LLC	49.0%
Dolby Properties, LP	10.0%
We lease our primary San Francisco, California corporate offices from our principal stockholder. The current lease expires on April 30, 2014, but we have the option to renew the lease for two additional five-year terms. Related party rent expense included in operating expenses in our consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Related party rent expense included in operating expenses	$2,526	$1,372	$1,372
Distributions made by these entities to our principal stockholder were as follows (in millions):

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Distributions to principal stockholder	$5.0	$0.1	$0.3

16. Legal Proceedings
During the fiscal quarter ended July 1, 2011, we filed patent infringement lawsuits in the United States and in Germany against Research in Motion Ltd. (“RIM”), a previously unlicensed user of certain of our patented technologies. In July 2011, RIM signed a license agreement with Via Licensing Corporation (“Via”), our wholly owned subsidiary and the licensing administrator for the patent pool which includes Dolby’s essential advanced audio coding ("AAC") patents, which entitled us to back royalties for Dolby technologies used in RIM’s products. Based on this license agreement, we recognized revenue of $15.2 million during fiscal 2011 for back royalties related to the Dolby patents and Via administration fees, including $11.3 million attributable to periods prior to fiscal 2011. We also received interest related to these back royalties of $2.2 million, which was recognized as interest income in fiscal 2011.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2013 using the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 27, 2013. Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, compliance with Section 16 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), our code of business conduct and ethics and Nominating and Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2014 (“2014 Proxy Statement”).
Executive Officers of the Registrant
Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of October 25, 2013 are set forth below:

Executive Officers	Age	Position(s)
Kevin Yeaman	47	President and Chief Executive Officer
Lewis Chew	50	Executive Vice President and Chief Financial Officer
Michael Rockwell	46	Executive Vice President, Advanced Technology Group
Andy Sherman	46	Executive Vice President, General Counsel and Corporate Secretary
Michael Bergeron	56	Senior Vice President, Worldwide Sales and Field Operations
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

Lewis Chew joined us as Executive Vice President and Chief Financial Officer in June 2012. Mr. Chew leads the worldwide finance organization and is responsible for the financial and infrastructure support for our business, which includes all finance functions, information technology, real estate and facilities, procurement and investor relations. Mr. Chew comes to us with decades of financial and strategic business management experience. Mr. Chew is the former Senior Vice President of Finance and Chief Financial Officer of National Semiconductor Corporation, a manufacturer of electronic components, where he was responsible for all finance functions as well as information systems and investor relations. Prior to joining National Semiconductor, Mr. Chew was a partner at KPMG LLP, an accounting firm, serving numerous technology and financial institution clients. Mr. Chew serves as a member of the Board of Directors at PG&E Corporation, an energy-based holding company. Mr. Chew holds a B.S. degree in accounting from Santa Clara University.

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
Andy Sherman joined us as Executive Vice President, General Counsel and Corporate Secretary in January 2011. Prior to joining us, from June 2008 to January 2011, Mr. Sherman served as Senior Vice President and General Counsel at CBS Interactive, an online content network, where he led the legal group advising CBS’s online entertainment, mobile, technology, sports, news, games, lifestyle and international business units. Mr. Sherman joined CBS Interactive following CBS’s acquisition of CNET Networks, an online content network, where from June 2007 to June 2008 he was Senior Vice President, General Counsel and Secretary. Before CNET, Mr. Sherman served as Vice President, Legal at Sybase, an enterprise software and services company, from November 2006 to

May 2007, following Sybase’s acquisition of Mobile 365, where he was Vice President, General Counsel and Secretary. Prior to joining Mobile 365, he held senior legal positions with global responsibility at a variety of public technology companies including PeopleSoft and E.piphany. Earlier in his career, Mr. Sherman worked in private practice with Gray Cary Ware & Freidenrich (now DLA Piper), focusing on the representation of emerging technology companies. Mr. Sherman holds a J.D. from the University of the Pacific, as well as a B.S. degree in business administration from the University of Southern California.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information in the 2014 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors,” “Executive Compensation and Related Matters,” “Compensation of Directors” and “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2014 Proxy Statement under the headings “Executive Compensation and Related Matters—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2014 Proxy Statement under the headings “Certain Relationships and Related Transactions" and “Corporate Governance Matters.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information in the 2014 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm.”

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
Date: November 14, 2013

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin J. Yeaman and Lewis Chew, and each of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/S/ PETER GOTCHER	Chairman of the Board of Directors	November 14, 2013
Peter Gotcher

/S/ KEVIN J. YEAMAN	President, Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2013
Kevin J. Yeaman

/S/ LEWIS CHEW	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2013
Lewis Chew

/S/ MICHELINE CHAU	Director	November 14, 2013
Micheline Chau

/S/ DAVID DOLBY	Director	November 14, 2013
David Dolby

/S/ NICHOLAS DONATIELLO, JR.	Director	November 14, 2013
Nicholas Donatiello, Jr.

/S/ N.W. JASPER, JR.	Director	November 14, 2013
N. W. Jasper, Jr.

/S/ SANFORD ROBERTSON	Director	November 14, 2013
Sanford Robertson

/S/ ROGER SIBONI	Director	November 14, 2013
Roger Siboni

/S/ AVADIS TEVANIAN, JR.	Director	November 14, 2013
Avadis Tevanian, Jr.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1*
Asset Contribution Agreement dated November 19, 2004, by and between the Registrant, Dolby Laboratories Licensing Corporation, Ray Dolby individually, Ray Dolby as Trustee for the Ray Dolby Trust under the Dolby Family Trust instrument dated May 7, 1999, and Ray and Dagmar Dolby Investments L.P.
		Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005
3.2	Form of Amended and Restated Bylaws	Quarterly Report on Form 10-Q	April 30, 2009
4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006
10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.2*	2000 Stock Incentive Plan, as amended and restated	Quarterly Report on Form 10-Q	February 6, 2013
10.3*	2005 Stock Plan, as amended and restated
10.4*	Employee Stock Purchase Plan (“ESPP”), as amended and restated	Current Report on Form 8-K	February 11, 2013
10.5*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.6*	Form of Stock Option Agreement under the 2005 Stock Plan	Registration Statement on Form S-8 (No. 333-188602)	May 14, 2013
10.7*	Form of Executive Stock Option Agreement under the 2005 Stock Plan	Registration Statement on Form S-8 (No. 333-188602)	May 14, 2013
10.8*	Form of Stock Option Agreement - International under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 3, 2012
10.9*	Form of Restricted Stock Unit Agreement-U.S. under the 2005 Stock Plan	Current Report on Form 8-K	November 20, 2007
10.10*	Form of Restricted Stock Unit Agreement-U.K. under the 2005 Stock Plan	Quarterly Report on Form 10-Q	April 30, 2009
10.11*	Form of Restricted Stock Unit Agreement-Non-U.S. under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 3, 2012
10.12*	Form of Subscription Agreement under the ESPP - U.S. Employees	Annual Report on Form 10-K	November 19, 2009
10.13*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees	Quarterly Report on Form 10-Q	August 8, 2012
10.14*	2013 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	November 15, 2012
10.15*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009
10.16*	Amendment, dated as of December 19, 2012, to Employment Agreement dated as of February 24, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Kevin Yeaman	Quarterly Report on Form 10-Q	February 6, 2013
10.17*	Offer letter by and between Andy Sherman and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011
10.18*	Offer Letter dated March 22, 2012, by and between Lewis Chew and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 8, 2012
10.19*	Offer Letter dated March 2, 2012, by and between Michael Bergeron and Dolby Laboratories, Inc.	Annual Report on Form 10-K	November 15, 2012
10.20*	Separation Agreement and Release dated as of March 27, 2013, by and between Ramzi Haidamus and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 2, 2013
10.21*	Consulting Agreement by and between David Dolby and Dolby Laboratories, Inc. dated February 7, 2012	Quarterly Report on Form 10-Q	May 8, 2012
10.22*	Consulting Agreement by and between David Dolby and Dolby Laboratories, Inc. dated February 7, 2013	Quarterly Report on Form 10-Q	May 2, 2013
10.23*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.24*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006
10.25*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.26*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.27*	Waiver and Extension Relating to Potrero Avenue Leases dated as of September 29, 2013, by and among Dolby Laboratories, Inc. and the Dolby Family Trust and affiliated Trusts
10.28*	Lease for 999 Brannan Street, San Francisco, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.29*	Amendments to Leases for 999 Brannan Street, San Francisco, California, dated June 27, 2013	Quarterly Report on Form 10-Q	July 31, 2013
10.30*	Lease for 175 South Hill Drive, Brisbane, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004

10.31*	Lease for 3601 West Alameda Avenue, Burbank, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.32*	Lease for Wootton Bassett, England facility	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.33*	Lease for Interface Business Park, Bincknoll Lane, Wootton Bassett, Wiltshire	Annual Report on Form 10-K	November 22, 2010
10.34*	License to Carry Out Work Relating to Premises at Interface Business Park, Bincknoll Lane, Wootton Bassett, Wiltshire	Annual Report on Form 10-K	November 22, 2010
10.35	Agreement of Sale and Purchase by and between DWF III 1275 Market, LLC and Dolby Laboratories, Inc. dated June 8, 2012	Quarterly Report on Form 10-Q	August 8, 2012
21.1	List of significant subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema Document
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF‡	XBRL Extension Definition
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.

‡	Furnished herewith