Form 10-Q
period 2013-12-27
Dolby Laboratories, Inc.
filed 2014-01-29
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On January 17, 2014 the registrant had 48,495,921 shares of Class A common stock, par value $0.001 per share, and 53,641,706 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 27, 2013	September 27, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$484,640	$454,397
Restricted cash	3,349	3,175
Short-term investments	179,406	140,267
Accounts receivable, net of allowance of $901 at December 27, 2013 and $514 at September 27, 2013	75,949	97,460
Inventories	8,253	10,093
Deferred taxes	81,630	84,238
Prepaid expenses and other current assets	25,584	28,949
Total current assets	858,811	818,579
Long-term investments	293,719	306,338
Property, plant and equipment, net	243,712	242,917
Intangible assets, net	37,996	41,315
Goodwill	279,059	279,724
Deferred taxes	41,265	37,434
Other non-current assets	11,063	11,638
Total assets	$1,765,625	$1,737,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,490	$10,695
Accrued liabilities	124,964	137,795
Income taxes payable	2,412	3,394
Deferred revenue	15,165	20,931
Total current liabilities	150,031	172,815
Long-term deferred revenue	19,532	19,663
Other non-current liabilities	46,292	45,441
Total liabilities	215,855	237,919

Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: 48,060,689 shares issued and outstanding at December 27, 2013 and 46,862,893 at September 27, 2013	49	47
Class B common stock, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 53,969,786 shares issued and outstanding at December 27, 2013 and 54,876,494 at September 27, 2013	54	55
Additional paid-in capital	23,594	18,812
Retained earnings	1,498,897	1,454,382
Accumulated other comprehensive income	7,385	7,814
Total stockholders’ equity – Dolby Laboratories, Inc.	1,529,979	1,481,110
Controlling interest	19,791	18,916
Total stockholders’ equity	1,549,770	1,500,026
Total liabilities and stockholders’ equity	$1,765,625	$1,737,945

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended
	December 27, 2013	December 28, 2012
Revenue:
Licensing	$205,660	$204,876
Products	18,104	25,498
Services	7,513	6,228
Total revenue	231,277	236,602

Cost of revenue:
Cost of licensing	4,001	3,080
Cost of products	13,788	18,489
Cost of services	3,593	4,036
Total cost of revenue	21,382	25,605

Gross margin	209,895	210,997

Operating expenses:
Research and development	44,463	42,436
Sales and marketing	60,379	58,421
General and administrative	41,908	43,108
Restructuring charges	3,215	—
Total operating expenses	149,965	143,965

Operating income	59,930	67,032

Interest income	654	1,339
Interest expense	(112)	(25)
Other income, net	229	713
Income before income taxes	60,701	69,059
Provision for income taxes	(15,455)	(17,582)
Net income including controlling interest	45,246	51,477
Less: net (income) attributable to controlling interest	(731)	(128)
Net income attributable to Dolby Laboratories, Inc.	$44,515	$51,349

Net income per share:
Basic	$0.44	$0.50
Diluted	$0.43	$0.50
Weighted-average shares outstanding:
Basic	101,750	102,361
Diluted	103,192	103,523

Related party rent expense:
Included in operating expenses	$346	$343
Included in net income attributable to controlling interest	$1,255	$732
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 27, 2013	December 28, 2012
Net income including controlling interest	$45,246	$51,477
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	(390)	1,234
Unrealized gains/(losses) on available-for-sale securities, net of tax	105	(737)
Comprehensive income	44,961	51,974
Less: comprehensive (income) attributable to controlling interest	(875)	(98)
Comprehensive income attributable to Dolby Laboratories, Inc.	$44,086	$51,876
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 27, 2013	$102	$18,812	$1,454,382	$7,814	$1,481,110	$18,916	$1,500,026
Net income	—	—	44,515	—	44,515	731	45,246
Translation adjustments, net of tax of $(61)	—	—	—	(534)	(534)	144	(390)
Unrealized losses on available-for-sale securities, net of tax of $(58)	—	—	—	105	105	—	105
Stock-based compensation expense	—	15,054	—	—	15,054	—	15,054
Repurchase of common stock	—	(11,660)	—	—	(11,660)	—	(11,660)
Tax benefit/(deficiency) from stock incentive plans	—	(11)	—	—	(11)	—	(11)
Class A common stock issued under employee stock plans	1	8,088	—	—	8,089	—	8,089
Shares repurchased for tax withholdings on vesting of restricted stock	—	(6,727)	—	—	(6,727)	—	(6,727)
Exercise of Class B stock options	—	38	—	—	38	—	38
Balance at December 27, 2013	$103	$23,594	$1,498,897	$7,385	$1,529,979	$19,791	$1,549,770

	Dolby Laboratories, Inc.
	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 28, 2012	$103	$—	$1,709,479	$10,687	$1,720,269	$22,964	$1,743,233
Net income	—	—	51,349	—	51,349	128	51,477
Translation adjustments, net of tax of $328	—	—	—	1,264	1,264	(30)	1,234
Unrealized losses on available-for-sale securities, net of tax of $414	—	—	—	(737)	(737)	—	(737)
Distributions to controlling interest	—	—	—	—	—	(5,039)	(5,039)
Stock-based compensation expense	—	17,704	—	—	17,704	—	17,704
Repurchase of common stock	(1)	(17,794)	(36,161)	—	(53,956)	—	(53,956)
Cash dividends declared and paid on common stock	—	—	(408,206)	—	(408,206)	—	(408,206)
Tax benefit/(deficiency) from stock incentive plans	—	(776)	—	—	(776)	—	(776)
Class A common stock issued under employee stock plans	—	4,360	—	—	4,360	—	4,360
Shares repurchased for tax withholdings on vesting of restricted stock	—	(3,636)	—	—	(3,636)	—	(3,636)
Exercise of Class B stock options	—	142	—	—	142	—	142
Balance at December 28, 2012	$102	$—	$1,316,461	$11,214	$1,327,777	$18,023	$1,345,800

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 27, 2013	December 28, 2012
Operating activities:
Net income including controlling interest	$45,246	$51,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,409	13,129
Stock-based compensation	15,054	17,704
Amortization of premium on investments	2,266	3,794
Excess tax benefit from exercise of stock options	(1,010)	(469)
Provision for doubtful accounts	374	(179)
Deferred income taxes	(1,322)	(2,627)
Other non-cash items affecting net income	105	(691)
Changes in operating assets and liabilities:
Accounts receivable	21,148	(8,064)
Inventories	2,225	(6,173)
Prepaid expenses and other assets	(1,631)	8,916
Accounts payable and other liabilities	(16,696)	(19,898)
Income taxes, net	4,795	9,512
Deferred revenue	(5,897)	(143)
Other non-current liabilities	216	1,012
Net cash provided by operating activities	77,282	67,300
Investing activities:
Purchases of available-for-sale securities	(102,717)	(204,135)
Proceeds from sales of available-for-sale securities	27,426	389,068
Proceeds from maturities of available-for-sale securities	46,739	51,325
Purchases of property, plant and equipment	(8,967)	(6,717)
Other investments	—	(3,000)
Purchases of intangible assets	—	(4,048)
Proceeds from sale of property, plant and equipment and assets held for sale	42	19
Change in restricted cash	(174)	(291)
Net cash provided by/(used in) investing activities	(37,651)	222,221
Financing activities:
Proceeds from issuance of common stock	8,127	4,502
Repurchase of common stock	(11,660)	(53,956)
Payment of cash dividend	—	(408,206)
Distribution to controlling interest	—	(5,039)
Excess tax benefit from the exercise of stock options	1,010	469
Shares repurchased for tax withholdings on vesting of restricted stock	(6,727)	(3,636)
Net cash used in financing activities	(9,250)	(465,866)
Effect of foreign exchange rate changes on cash and cash equivalents	(138)	(62)
Net increase/(decrease) in cash and cash equivalents	30,243	(176,407)
Cash and cash equivalents at beginning of period	454,397	492,600
Cash and cash equivalents at end of period	$484,640	$316,193

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$11,593	$11,734
Cash paid for interest	$1	$1
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”), and with Securities and Exchange Commission (“SEC”) rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with GAAP to be condensed or omitted. In our opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 27, 2013 and include all adjustments necessary for fair presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 27, 2013, which are included in our Annual Report on Form 10-K filed with the SEC.
The results for the fiscal quarter ended December 27, 2013 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 26, 2014.
Principles of Consolidation
The unaudited interim condensed consolidated financial statements include the accounts of Dolby Laboratories and our wholly owned subsidiaries. In addition, we have consolidated the financial results of jointly owned affiliated companies in which our principal stockholder has a controlling interest. We report these controlling interests as a separate line in our consolidated statements of operations as net income attributable to controlling interest and in our consolidated balance sheets as a controlling interest. We eliminate all intercompany accounts and transactions upon consolidation.
Operating Segments
We operate as a single reporting segment, and thus all required financial segment information is included in our unaudited interim condensed consolidated financial statements. This determination reflects the fact that our chief operating decision-maker ("CODM"), our Chief Executive Officer, evaluates our financial information and resources, and assesses the performance of these resources on a consolidated basis.
Use of Estimates
The preparation of our financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our unaudited interim condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include estimated selling prices for elements sold in multiple-element revenue arrangements; valuation allowances for accounts receivable; carrying values of inventories and certain property, plant, and equipment, goodwill and intangible assets; fair values of investments, accrued liabilities including liabilities for unrecognized tax benefits, deferred income tax assets and stock-based compensation. Actual results could differ from our estimates.
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended December 27, 2013 and December 28, 2012. Our fiscal year ending September 26, 2014 (fiscal 2014) and our fiscal year ended September 27, 2013 (fiscal 2013) both consist of 52 weeks.
Reclassifications
We have reclassified certain prior period amounts within our unaudited interim condensed consolidated financial statements and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income or net income.

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
Recently Issued Accounting Standards
Adopted Standards
Accumulated Other Comprehensive Income. In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This new standard, which we adopted in the first quarter of fiscal 2014, adds enhanced disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income ("AOCI") with the intent of helping entities improve the transparency of changes in Other Comprehensive Income ("OCI") and items reclassified out of AOCI in their financial statements. The standard is to be applied on a prospective basis, and requires registrants to disclose either in a single note, or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. Since this new standard only results in changes to our financial statement presentation and does not amend any existing requirements for reporting net income or OCI in the financial statements, adoption of this standard does not impact our financial position or results of operations.
The adoption of new accounting pronouncements has not had a significant impact on our unaudited interim condensed consolidated financial statements or notes thereto, and has not resulted in a change to our significant accounting policies. Furthermore, there have not been any changes to our significant accounting policies from those that were described in our Form 10-K for the prior fiscal year ended September 27, 2013.

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of December 27, 2013 and September 27, 2013 (in thousands, except as otherwise noted):
Cash, Cash Equivalents, and Investments

	December 27, 2013	September 27, 2013
Cash and cash equivalents:
Cash	$475,927	$420,069
Cash equivalents:
Money market funds	2,813	16,193
U.S. agency securities	5,200	13,135
Commercial paper	700	5,000
Total cash and cash equivalents	484,640	454,397
Short-term investments:
U.S. agency securities	31,414	6,007
Commercial paper	14,947	5,991
Corporate bonds	32,686	43,847
Municipal debt securities	100,359	84,422
Total short-term investments	179,406	140,267
Long-term investments (1):
U.S. agency securities	21,433	40,924
Commercial paper	4,971	—
Corporate bonds	91,267	90,391
Municipal debt securities	173,048	172,023
Other long-term investments (2)	3,000	3,000
Total long-term investments	293,719	306,338
Total cash, cash equivalents and investments (3)	$957,765	$901,002

(1)	Our long-term investments have maturities that range from one to three years.

(2)	Other long-term investments include a cost method investment for which no other-than-temporary impairment exists as of December 27, 2013.

(3)	Total cash, cash equivalents, and investments exclude $3.3 million and $3.2 million of restricted cash as of December 27, 2013 and September 27, 2013.

Our investment portfolio, which is recorded as cash equivalents and both short-term and long-term investments, consists of the following:

	December 27, 2013
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$2,813	$—	$—	$2,813
U.S. agency securities	58,085	14	(52)	58,047
Commercial paper	20,618	—	—	20,618
Corporate bonds	123,821	290	(158)	123,953
Municipal debt securities	273,030	488	(111)	273,407
Cash equivalents and investments (1)	$478,367	$792	$(321)	$478,838

	September 27, 2013
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$16,193	$—	$—	$16,193
U.S. agency securities	60,126	16	(76)	60,066
Commercial paper	10,991	—	—	10,991
Corporate bonds	134,097	315	(174)	134,238
Municipal debt securities	256,218	384	(157)	256,445
Cash equivalents and investments (1)	$477,625	$715	$(407)	$477,933

(1)	Other long-term investments include a cost method investment of $3.0 million for no other-than-temporary impairment exists as of December 27, 2013.
The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position:

	December 27, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$26,930	$(52)	$—	$—	$26,930	$(52)
Corporate bonds	50,145	(158)	—	—	50,145	(158)
Municipal debt securities	66,214	(111)	—	—	66,214	(111)
Total	$143,289	$(321)	$—	$—	$143,289	$(321)

	September 27, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$21,407	$(76)	$—	$—	$21,407	$(76)
Corporate bonds	53,350	(174)	—	—	53,350	(174)
Municipal debt securities	72,485	(157)	—	—	72,485	(157)
Total	$147,242	$(407)	$—	$—	$147,242	$(407)
The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of December 27, 2013, we had certain securities that were in an unrealized loss position, however we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at December 27, 2013 or September 27, 2013 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.

The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within our investment portfolio based on stated maturities as of December 27, 2013 and September 27, 2013, which are recorded within cash equivalents and both short-term and long-term investments in our consolidated balance sheets:

	December 27, 2013		September 27, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$185,232	$185,306	$158,275	$158,402
Due in 1 to 2 years	175,577	175,986	172,993	173,373
Due in 2 to 3 years	114,745	114,734	130,164	129,965
Total	$475,554	$476,026	$461,432	$461,740
Accounts Receivable

	December 27, 2013	September 27, 2013
Trade accounts receivable	$72,660	$86,823
Accounts receivable related to patent administration program	4,190	11,151
Accounts receivable, gross	76,850	97,974
Less: allowance for doubtful accounts	(901)	(514)
Accounts receivable, net	$75,949	$97,460
Inventories

	December 27, 2013	September 27, 2013
Raw materials	$2,081	$2,050
Finished goods	6,172	8,043
Inventories	$8,253	$10,093

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $3.6 million and $4.0 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of December 27, 2013 and September 27, 2013, respectively. The majority of the inventory included in non-current assets was purchased in bulk in fiscal 2012 to obtain a significant volume discount, and is expected to be consumed over a period that exceeds twelve months. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses and Other Current Assets

	December 27, 2013	September 27, 2013
Prepaid expenses	$12,064	$10,195
Other current assets	10,835	10,863
Income tax receivable	2,685	7,891
Prepaid expenses and other current assets	$25,584	$28,949

As of December 27, 2013, other current assets include the carrying value of $3.7 million of land and building that is currently held for sale as Management has committed to a plan to sell the property.

Property, Plant and Equipment

	December 27, 2013	September 27, 2013
Land	$46,155	$46,049
Buildings	32,394	32,305
Leasehold improvements	66,949	64,991
Machinery and equipment	40,944	38,408
Computer systems and software	95,497	91,939
Furniture and fixtures	13,397	13,490
Construction in progress	90,554	88,872
	385,890	376,054
Less: accumulated depreciation	(142,178)	(133,137)
Property, plant and equipment, net	$243,712	$242,917
Property, plant and equipment are recorded at cost, with depreciation expense included in cost of licensing, cost of products, cost of services, research and development expenses, sales and marketing expenses and general and administrative expenses in our consolidated statements of operations.
In fiscal 2012, we purchased an approximately 354,000 square foot property in San Francisco, California for approximately $109.8 million. We allocated $35.5 million of the purchase price of the property to land and $74.3 million to building, based on a fair value analysis. This fair value analysis utilized a combination of an income approach and a cost approach in conjunction with a consideration of comparable transactions in the San Francisco marketplace. After making certain improvements to the property to prepare the building for our use, we intend to begin using the space as our worldwide headquarters in fiscal 2014. As of December 27, 2013, construction in progress includes the book value of the building and related costs of construction.
Goodwill and Intangible Assets
The following table outlines changes to the carrying amount of goodwill:

Goodwill
Balance at September 27, 2013	$279,724
Translation adjustments	(665)
Balance at December 27, 2013	$279,059
Intangible assets consist of the following:

	December 27, 2013			September 27, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Acquired patents and technology	$80,106	$(53,693)	$26,413	$79,925	$(51,267)	$28,658
Customer relationships	30,724	(20,394)	10,330	30,723	(19,592)	11,131
Other intangibles	21,018	(19,765)	1,253	20,992	(19,466)	1,526
Intangible assets, net	$131,848	$(93,852)	$37,996	$131,640	$(90,325)	$41,315
Amortization expense for our intangible assets is included in cost of licensing, cost of products, research and development and sales and marketing expenses in our consolidated statements of operations. As of December 27, 2013, expected amortization expense of our intangible assets in future periods is as follows:

Fiscal Year	Amortization Expense
Remainder of Fiscal 2014	$10,315
2015	11,312
2016	9,130
2017	6,010
2018	758
Thereafter	471
Total	$37,996

Accrued Liabilities

	December 27, 2013	September 27, 2013
Accrued royalties	$7,897	$6,075
Amounts payable to joint licensing program partners	42,241	40,091
Accrued compensation and benefits	37,887	54,423
Accrued professional fees	5,219	4,402
Other accrued liabilities	31,720	32,804
Accrued liabilities	$124,964	$137,795
Other Non-Current Liabilities

	December 27, 2013	September 27, 2013
Supplemental retirement plan obligations	$2,218	$2,144
Non-current tax liabilities	31,580	30,986
Other liabilities	12,494	12,311
Other non-current liabilities	$46,292	$45,441
Refer to Note 8 “Income Taxes” for additional information related to tax liabilities.
4. Earnings Per Share
We compute basic earnings per share ("EPS") by dividing net income attributable to Dolby Laboratories, Inc. by the weighted-average number of shares of Class A and Class B common stock outstanding during the period. For diluted EPS, we divide net income attributable to Dolby Laboratories, Inc. by the sum of the weighted-average number of shares of Class A and Class B common stock outstanding and the potential number of dilutive shares of Class A and Class B common stock outstanding during the period. The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended
	December 27, 2013	December 28, 2012
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$44,515	$51,349

Denominator:
Weighted-average shares outstanding—basic	101,750	102,361
Potential common shares from options to purchase Class A and Class B common stock	328	326
Potential common shares from restricted stock units	1,114	836
Weighted-average shares outstanding—diluted	103,192	103,523

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.44	$0.50
Diluted	$0.43	$0.50

Antidilutive awards excluded from calculation:
Stock options	6,791	5,178
Restricted stock units	1,038	1,327

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
Financial assets and liabilities carried at fair value are classified below (in thousands):

	December 27, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in supplemental retirement plan (1)	$2,316	$—	$—	$2,316
Money market funds (2)	2,813	—	—	2,813
U.S. agency securities (2), (3), (4)	58,047	—	—	58,047
Commercial paper (2), (3), (4)	—	20,618	—	20,618
Corporate bonds (3), (4)	—	123,953	—	123,953
Municipal debt securities (3), (4)	—	273,407	—	273,407
Total	$63,176	$417,978	$—	$481,154

Liabilities:
Investments held in supplemental retirement plan (5)	$2,316	$—	$—	$2,316
Total	$2,316	$—	$—	$2,316

	September 27, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in supplemental retirement plan (1)	$2,242	$—	$—	$2,242
Money market funds (2)	16,193	—	—	16,193
U.S. agency securities (2), (3), (4)	60,066	—	—	60,066
Commercial paper (2), (3)	—	10,991	—	10,991
Corporate bonds (3), (4)	—	134,238	—	134,238
Municipal debt securities (3), (4)	—	256,445	—	256,445
Total	$78,501	$401,674	$—	$480,175

Liabilities:
Investments held in supplemental retirement plan (5)	$2,242	$—	$—	$2,242
Total	$2,242	$—	$—	$2,242

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.

(2)	These assets are included within cash and cash equivalents.

(3)	These assets are included within short-term investments.

(4)	These assets are included within long-term investments.

(5)	These liabilities are included within accrued liabilities and within other non-current liabilities.
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

We did not own any Level 3 financial assets or liabilities as of December 27, 2013 or September 27, 2013.

6. Stockholders’ Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options, restricted stock units ("RSUs") and stock appreciation rights under our equity incentive plans, as well as shares under our Employee Stock Purchase Plan (“ESPP”).
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At December 27, 2013, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At December 27, 2013, we had 48,060,689 shares of Class A common stock and 53,969,786 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
As of December 27, 2013, there were options outstanding to purchase 0.1 million shares of Class B common stock, of which all were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 0.5 years. Subsequent to fiscal 2005, no further options were granted under this plan. The 2000 Stock Incentive Plan terminated on October 1, 2010 and no shares of our common stock remained available for future issuance under that plan other than pursuant to outstanding options.
2005 Stock Plan.    In January 2005, our stockholders approved our 2005 Stock Plan, which our Board of Directors adopted in November 2004. The 2005 Stock Plan became effective on February 16, 2005, the day prior to the completion of our initial public offering. Our 2005 Stock Plan, as amended and restated, provides for the ability to grant incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock units, performance units, performance bonus awards and performance shares. A total of 29.0 million shares of our Class A common stock is authorized for issuance under the 2005 Stock Plan. For any awards granted prior to February 2011, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding restricted stock unit award will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as two shares for every one share returned. For those awards granted from February 2011 onward, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding restricted stock unit award will be counted against the authorized share reserve as 1.6 shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as 1.6 shares for every one share returned.
As of December 27, 2013, there were options outstanding to purchase 8.1 million shares of Class A common stock, of which 3.1 million were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 8.0 years.
Stock Options.    Stock options are generally granted at fair market value on the date of grant. Options granted to employees and officers prior to June 2008 generally vest over four years, with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or 3 months after termination of service. Options granted to employees and officers from June 2008 onward generally vest over four years, with 25% of the shares subject to the option becoming exercisable on the one-year anniversary of the date of grant and the balance of the shares vesting in equal monthly installments over the following 36 months. These options expire on the earlier of 10 years after the date of grant or 3 months after termination of service. All options granted vest over the requisite service period and upon the exercise of stock options, we issue new shares of Class A common stock under the 2005 Stock

Plan and new shares of Class B common stock under the 2000 Stock Incentive Plan. Our 2005 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria.
The following table summarizes information about stock options issued to officers, directors, and employees under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 27, 2013	6,385	$29.82
Grants	2,075	37.33
Exercises	(178)	26.56
Forfeitures and cancellations	(37)	32.58
Options outstanding at December 27, 2013	8,245	31.77	7.9	$56,745
Options vested and expected to vest at December 27, 2013	8,031	31.80	7.9	54,999
Options exercisable at December 27, 2013	3,177	29.20	5.9	31,049

(1)	Aggregate intrinsic value is based on the closing price of our common stock on December 27, 2013 of $38.38 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    We grant RSUs to certain employees, officers and directors under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onwards to ongoing directors vest over approximately one year. Our 2005 Stock Plan also allows us to grant RSUs which vest based on the satisfaction of specific performance criteria, although no such awards have been granted as of December 27, 2013. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized on a straight-line basis over the requisite service period. No RSUs were granted prior to fiscal 2008.
The following table summarizes information about RSUs issued to employees, officers and directors under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 27, 2013	2,853	$34.66
Granted	953	37.24
Vested	(495)	35.26
Forfeitures	(45)	34.99
Non-vested at December 27, 2013	3,266	35.32
Stock Appreciation Rights.    We have granted stock appreciation rights to certain of our foreign employees. These awards are settled in cash rather than stock, and are classified as liability awards.
Employee Stock Purchase Plan.   Our plan allows eligible employees to have up to 10 percent of their eligible compensation withheld and used to purchase Class A common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than 1,000 shares in an offering period, whichever is less. An offering period consists of successive six-month purchase periods, with a look back feature to our stock price at the commencement of a one-year offering period. The plan provides for a discount equal to 15 percent of the closing price of our common stock on the New York Stock Exchange on the last day of the purchase period and for overlapping one-year offering periods. The plan also includes an automatic reset feature that provides for an offering period to be reset and recommenced to a new lower-priced offering if the offering price of a new offering period is less than that of the immediately preceding offering period.
Compensation Expense
Stock-based compensation expense for equity awards granted to employees is determined by estimating their fair value on the date of grant, and recognizing that value as an expense on a straight-line basis over the requisite service period in which our employees earn the awards.

Stock Option Valuation Assumptions.    We use the Black-Scholes option pricing model to determine the estimated fair value of employee stock options at the date of the grant. The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended
	December 27, 2013	December 28, 2012
Expected term (in years)	4.57	4.37
Risk-free interest rate	1.4%	0.5%
Expected stock price volatility	31.9%	40.6%
Dividend yield	—	—
Compensation expense related to these equity awards is recognized net of estimated forfeitures. We determine our estimated forfeiture rate based on an evaluation of historical forfeitures and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimate. The two tables shown below separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands). No compensation cost was capitalized in either the fiscal quarter ended December 27, 2013 or December 28, 2012.
Compensation Expense - By Award Type

	Fiscal Quarter Ended
	December 27, 2013	December 28, 2012
Stock-based compensation:
Stock options	$3,870	$8,309
Restricted stock units	10,257	8,340
Employee stock purchase plan	927	1,055
Total stock-based compensation	15,054	17,704
Benefit from income taxes	(4,396)	(5,413)
Total stock-based compensation, net of tax	$10,658	$12,291
Compensation Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended
	December 27, 2013	December 28, 2012
Stock-based compensation expense was classified as follows:
Cost of products	$190	$248
Cost of services	87	151
Research and development	4,307	4,887
Sales and marketing	5,025	5,991
General and administrative	5,445	6,427
Total stock-based compensation expense	$15,054	$17,704
The tax benefit that we recognize from certain exercises of incentive stock options ("ISOs") and shares issued under our ESPP are excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended
	December 27, 2013	December 28, 2012
Tax Benefit - stock option exercises & shares issued under ESPP	$175	$96
At December 27, 2013, total unrecorded stock-based compensation expense associated with employee stock options expected to vest was approximately $54.9 million, which is expected to be recognized over a weighted-average period of 3.0 years. At December 27, 2013, total unrecorded stock-based compensation expense associated with RSUs expected to vest was approximately $94.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.
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
In connection with the declaration of this special dividend in the first quarter of fiscal 2013, we adjusted the number and exercise price of certain eligible outstanding stock options and stock appreciation rights granted under our 2005 Stock Plan and 2000 Stock Incentive Plan in a manner intended to preserve the pre-cash dividend economic value of these awards. Eligible awards include stock options and stock appreciation rights that were granted prior to December 2012 and were outstanding as of the day following the record date, with the exception of stock options held by employees in Australia which were not adjusted due to tax considerations. The modification of these existing awards at the dividend declaration date resulted in a total net incremental compensation cost of approximately $7.9 million. Of this amount, approximately $0.4 million and $3.1 million was recognized in the first quarter of fiscal 2014 and first quarter of fiscal 2013, respectively. This incremental charge is being recognized over the vesting periods of the original awards, determined on a grant-by-grant basis, based on the extent to which the awards were vested as of the date of modification. The incremental charge related to all fully-vested awards as of the modification date was recognized in the first quarter of fiscal 2013. The vesting period for those awards not fully-vested at the time of modification range from one to four years.
Additionally, all outstanding RSUs under the 2005 Stock Plan that were unvested on the day following the record date, including RSUs that were granted on the record date, were modified to allow for the granting of a dividend equivalent (as such term is defined in the 2005 Stock Plan) with respect to each share of our Class A Common Stock underlying the unvested RSU. The dividend equivalent is payable in cash in a per share amount equal to the per share cash dividend on the same date that the related underlying RSU shares vest. The granting of the dividend equivalent for all outstanding RSUs resulted in a total net incremental compensation cost of approximately $11.9 million. Of this amount, approximately $0.8 million and less than $0.1 million was recognized in the first quarter of fiscal 2014 and first quarter of fiscal 2013, respectively. This incremental charge is being recognized over the remaining vesting periods of the RSUs at the date of modification, determined on a grant-by-grant basis. These vesting periods range from one to four years beginning on the first anniversary of the grant.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of up to $250.0 million of our Class A common stock. Our Board of Directors approved an additional $300.0 million for our stock repurchase program in July 2010, $250.0 million in July 2011, and an additional $100.0 million in February 2012, for a total authorization of up to $900.0 million in stock repurchases. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation programs and other market conditions. We may limit, suspend or terminate the stock repurchase program at any time without prior notice. This program does not have a specified expiration date. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of December 27, 2013, the remaining authorization to purchase additional shares is $104.4 million.
Stock repurchase activity under the stock repurchase program during the first quarter of fiscal 2014 is summarized as follows:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid per Share (2)
		(in thousands)
Q1 - Quarter ended December 27, 2013	330,000	$11,660	$35.32
Total	330,000	$11,660

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.

7. Restructuring
Fiscal 2014 Restructuring Plan
In October 2013, we implemented a plan to reorganize and consolidate certain activities and positions within our global business infrastructure. As a result, we recorded $3.2 million in restructuring costs during the first quarter of fiscal 2014, representing severance and other related benefits offered to approximately 50 employees that were affected as a result of this action. Changes in restructuring accruals under this restructuring plan were as follows (in thousands):

Severance and associated costs
Restructuring charges	$3,215
Cash payments	(892)
Non-cash restructuring charges	(10)
Balance at December 27, 2013	$2,313
Accruals for restructuring charges are included within accrued liabilities in the accompanying consolidated balance sheets while restructuring charges are included within restructuring charges in the accompanying consolidated statements of operations.

8. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefit
Our gross unrecognized tax benefit is reduced by a liability recorded to reduce our unrecognized tax benefit to the amount that we ultimately expect to be realized. As of December 27, 2013, the total amount of gross unrecognized tax benefits was $32.8 million, of which $22.1 million, if recognized, would reduce our effective tax rate. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
Withholding Taxes
We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities, and for which we receive a related foreign tax credit in our income tax provision. The foreign current tax includes this withholding tax expense while the appropriate foreign tax credit benefit is included in current federal and foreign taxes. Withholding taxes were as follows (in thousands):

	Fiscal Quarter Ended
	December 27, 2013	December 28, 2012
Withholding Taxes	$10,425	$9,413
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods. Our effective tax rate was 25% and 25% in the first quarter of fiscal 2014 and 2013, respectively. Our estimated fiscal year 2014 tax provision reflects additional benefits from our election to indefinitely reinvest a portion of our undistributed earnings in a foreign subsidiary.
9. Accumulated Other Comprehensive Income
Other comprehensive income ("OCI") consists of two components: unrealized gains or losses on our available-for-sale marketable investment securities and the gain or loss from foreign currency translation adjustments. Until realized and reported as a component of net income, these comprehensive income items accumulate and are included within accumulated other comprehensive income ("AOCI"), a subsection within stockholders’ equity on our consolidated balance sheet. Unrealized gains and losses on our available-for-sale securities are reclassified from AOCI into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in AOCI.
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Unrealized Gains/Losses On Available-For-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance at September 27, 2013	$203	$7,611	$7,814
Other Comprehensive Income/(Loss) - Before Reclassifications:
Unrealized Gain/(Loss) On Available-For-Sale Securities	235		235
Foreign Currency Translation Gains/(Losses) (1)		(473)	(473)
Income Tax Effect - Benefit/(Expense) (2)	(84)	(61)	(145)
Net Of Tax	151	(534)	(383)
Amounts Reclassified From AOCI Into Earnings:
Realized Gain/(Loss) On Sale Of Available-For-Sale Securities (1)	(72)		(72)
Income Tax Effect - Benefit/(Expense) (2)	26		26
Net Of Tax	105	(534)	(429)
Balance at December 27, 2013	$308	$7,077	$7,385

(1)
Realized gains/(losses) on our available-for-sale securities and the gains/(losses) on foreign currency translation adjustments are included within other income/(expense), net in our consolidated statements of operations.

(2)	The income tax benefit/(expense) is included within provision for income taxes in our consolidated statements of operations.

10. Commitments and Contingencies
The following table presents a summary of our contractual obligations and commitments as of December 27, 2013 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total
Naming rights	$3,670	$7,432	$7,525	$7,619	$7,715	$118,699	$152,660
Operating leases	13,065	9,755	6,375	4,517	2,919	3,096	39,727
Purchase obligations	6,058	2,266	1,014	56	—	—	9,394
Total	$22,793	$19,453	$14,914	$12,192	$10,634	$121,795	$201,781
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
Operating leases.     Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries, for non-cancelable operating leases of office space as of December 27, 2013.
Purchase obligations.     Our purchase obligations consist of agreements to purchase goods and services, entered into in the ordinary course of business. These represent non-cancelable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.
We are party to certain contractual agreements under which we have agreed to provide indemnifications of varying scope and duration to the other party relating to our licensed intellectual property. Historically, we have not made any payments for these indemnification obligations and no amounts have been accrued in our unaudited interim condensed consolidated financial statements with respect to these obligations. Due to their varying terms and conditions, we are unable to make a reasonable estimate of the maximum potential amount we could be required to pay.

11. Legal Proceedings
We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights, commercial, employment and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our unaudited interim condensed financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations and are subject to risks and uncertainties, including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; market growth opportunities and trends; our plans, strategies and expected opportunities; and future competition. Use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar expressions indicates a forward-looking statement. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to new developments or actual results.
OVERVIEW
Dolby Laboratories creates audio, video, and voice technologies that transform entertainment and communications at the cinema, at home, at work and on mobile devices. Founded in 1965, our core strengths stem from our expertise in digital signal processing and compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multichannel sound for cinema, digital television transmissions and devices, DVDs and Blu-ray discs and devices, and more recently, into the next generation of audio technologies for the cinema, home entertainment, mobile and gaming experiences. We continue to develop new commercial applications for our technologies such as those aimed at enhancing voice conferencing communications. Today, we derive the majority of our revenue from licensing our audio technologies.
We also provide products and services that enable entertainment content creators and distributors to produce, encode, transmit and playback content for superior consumer experiences. We have extended our know-how into imaging technologies through digital cinema products, our professional monitor, Dolby 3D glasses-free technology for home and mobile displays, as well as Dolby Vision, a new technology that enhances televisions by enabling more realistic images and an expanded color palette for several formats including HD, 4K UHD, and 8K.
Revenue Generation
The following table presents a summary of the composition of our revenues for all periods presented:

	Fiscal Quarter Ended
Revenue	December 27, 2013	December 28, 2012
Licensing	89%	86%
Products	8%	11%
Services	3%	3%
Total	100%	100%
We license our technologies in 50 countries, and our licensees distribute products with our technologies throughout the world. We sell our products and services in over 80 countries. As shown in the table below, we generate a significant portion of our revenue from outside the United States. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed.

	Fiscal Quarter Ended
Revenue By Geographic Location	December 27, 2013	December 28, 2012
United States	25%	32%
International	75%	68%

Revenue From Significant Customers
Revenue from Samsung represented approximately 13% and 11% of our total revenue in the first quarter of fiscal 2014 and 2013, respectively, and consisted primarily of licensing revenue from our mobile and broadcast markets. Although revenue from Microsoft did not exceed 10% of our total revenue in the first quarter of fiscal 2014, revenue from Microsoft did represent approximately 12% of our total revenue in the first quarter of fiscal 2013, and included licensing revenue from our PC ("personal computer"), CE ("consumer electronics"), and other markets. Under the Windows 8 licensing agreement, we now receive certain royalties directly from PC original equipment manufacturers ("OEMs"), which differs from the prior Windows 7 arrangement where these royalties came from Microsoft.
Licensing
We license our technologies to various third parties who incorporate them into their products to enable and enhance audio and video capabilities. These products cover a wide range of end-user experiences whether it be at Home, at Work, in the Cinema or on-the-go with a Mobile Device:
At Home: Software vendors and OEMs of devices such as digital televisions, set-top boxes ("STBs"), home-theater-in-a-box systems ("HTIBs"), audio/video receivers ("AVRs"), DVD and Blu-ray devices as well as gaming consoles;
At Work: OEMs of PCs as well as an audio and video conference service provider that incorporates specified digital audio technologies into their solutions for superior spatial perception and voice clarity;
At the Cinema: Movie theatres that use our digital audio technology to provide enhanced sound; and
On Mobile Devices: Software vendors and OEMs of devices such as smartphones, tablets, auto entertainment systems as well as portable PCs.
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
We have active licensing arrangements with over 560 electronics product OEMs and software developer licensees, with corporate headquarters located in 50 countries.
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
Services
We offer a variety of services to support film production, television broadcast, and music production. Our engineers assist in the use of our products and technologies to create and reproduce content. Such assistance can involve equipment calibration, mixing room alignment, and equalization. To ensure movie playback with optimal quality, our engineers also provide equipment training, system and venue design consultation, as well as on-site technical expertise to cinema operators throughout the world.

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
Licensing
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended
Market	December 27, 2013	December 28, 2012	Main Products Incorporating Our Technologies
Broadcast	36%	33%	Televisions and set-top boxes
PC	21%	29%	Microsoft Windows operating systems and DVD software players
Consumer Electronics	19%	17%	DVD and Blu-ray Disc players and recorders, audio/video receivers, and home-theater-in-a-box systems
Mobile	15%	11%	Smartphones, tablets and other mobile devices
Other	9%	10%	Video game consoles, Automotive (in-car DVD players)
Total	100%	100%
Content creators and distributors are increasingly focused on delivering content for online consumption across a multitude of media and devices with varying bandwidth and performance capabilities, including PCs, connected TVs, STBs, gaming consoles, connected Blu-ray Disc players, and various mobile devices. Many mobile devices now designed for enhanced capture and playback present a challenge for content creators and device manufacturers seeking consistent audio quality. We believe this challenge provides opportunities whereby we can provide solutions designed to optimize the audio experience across the online and portable device markets.
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

	Fiscal Quarter Ended
Licensing Revenue	December 27, 2013	December 28, 2012
Non-Optical	68%	59%
Optical	32%	41%
Broadcast Market
In our broadcast market we derive the majority of our revenue from licensing our technologies to OEMs of televisions and set-top boxes. The efficiency and quality of our multichannel technologies are well suited to digital broadcast bandwidth requirements and to delivering a premium HD content experience. A high percentage of global sales of TV and STBs are shipped with our technologies, especially in North America and Europe.
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
PC Market
Our technologies are in the majority of PCs sold today due to their incorporation in Microsoft Windows 8 for disc and online content playback and, for versions prior to Windows 8, primarily because of their inclusion in DVD and Blu-ray Disc playback functionality. Historically, we have licensed our technologies to a range of PC licensees, including ISVs, PC OEMs, and operating system providers. The release of new versions of major PC operating systems has sometimes resulted in changes in the mix of our PC licensees. Revenue from our PC licensees has declined faster than the decline in the overall PC market over the past two quarters due in part to our transition to the Windows 8 business model, a trend which we expect to continue in the second quarter of fiscal 2014. Under the Windows 8 arrangement, we are now paid a royalty by PC OEMs, which differs from the prior Windows 7 arrangement under which we were paid a royalty by Microsoft and PC licensees for the use of our decoder.
Consumer Electronics ("CE") Market
Our CE market is primarily driven by revenue attributable to HTIBs, AVRs, DVD and Blu-ray Disc players and recorders. Sales of DVD players are declining as a result of the maturity of the DVD platform and a shift to Blu-ray players and other connected devices capable of delivering content. The decline in DVD revenue is only partially offset by revenue from Blu-ray players which have not reached the annual volumes generated by DVD players in prior periods. This is partially due to the large number of competing products and services that currently deliver content over the Internet.
Mobile Market
Our mobile market is largely driven by sales of smartphones, tablets and other mobile devices that incorporate our technologies. Our growth in this market is dependent not only on the performance of the mobile device market as a whole, but also on our success of collaborating with manufacturers of mobile devices to incorporate our technologies. Currently, these devices include various Android and Windows 8 smartphones and tablets and certain Amazon Kindle models. Historically, our growth in smartphones has stemmed primarily from high-end models, but growth in this sector is slowing. As a result, we are focused on further penetrating the high-end sector and expanding our target market to include mid-tier smartphones and additional tablets. At the same time, the rate of new product development in this sector continues to be rapid and can result in dramatic swings in consumer adoption trends. Therefore, and in order to remain competitive, we must continue to align our technologies with a shifting array of mobile devices.

Other Markets
Revenue generated from our other markets typically stems from gaming devices and peripherals, automotive and licensing services. Revenue attributable to gaming and automotive is primarily driven by sales of video game consoles and in-car entertainment systems that incorporate our Dolby Digital, Dolby Digital Plus, advanced audio coding (“AAC”), and Dolby TrueHD technologies. Licensing services revenue, from the administration of our patent pools through our wholly-owned subsidiary Via Licensing Corporation, is primarily driven by demand for standards-based audio compression technologies for broadcast, CE, and mobile products, as well as voice technologies.
Products
The following table presents the composition of our products revenue for all periods presented:

	Fiscal Quarter Ended
Market	December 27, 2013	December 28, 2012
Cinema	86%	87%
Broadcast	10%	9%
Other	4%	4%
Total	100%	100%
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
Digital cinema products
Our cinema products include our digital audio processor that provides multichannel surround playback for our digital cinema servers, and central library server for the storage and playback of digital content, as well as our Dolby Digital Cinema Integrated Media Block (“IMB”) which performs audio and video decoding and playback. As the market for digital cinema servers and related equipment has become increasingly competitive and the industry's transition from film to digital nears completion, revenue from our cinema products will likely further decline until the industry’s replacement cycle reverses this trend. We are actively managing our product portfolio through this cycle while also striving to provide further technological solutions for the cinema.
Our Dolby Atmos object-oriented sound platform enhances the cinema experience and provides more flexibility and control for sound designers and mixers to deliver more natural and realistic sound. To date, no standards exist for object audio playback in cinema. However, both the North American Theatre Owners ("NATO") and Digital Cinema Initiative ("DCI"), a group representing the top Hollywood studios, have encouraged the development of an industry standard for object-oriented audio. We will continue to collaborate with these industry participants since the outcome may impact future adoption of our products.
Digital 3D products
Our digital cinema 3D products provide 3D image capabilities when combined with a digital cinema projector and server. Our revenue in this area has been negatively impacted by declines in unit shipments and lower selling prices for 3D products, as the market for 3D cinema equipment has become increasingly competitive and the adoption rate of new 3D screens has slowed considerably.
Broadcast products
Our broadcast products are used to encode, transmit, and decode multiple channels of high quality audio content for DTV and HDTV program production and broadcast distribution and to measure the subjective loudness of audio content within broadcast programming. Since our broadcast products support the use of our encoding technologies, revenue from these products will be affected by the level of adoption of our encoding technologies especially in new and emerging markets.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. The preparation of these financial statements requires us to establish accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements, and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy and estimate to be critical if it is both important to a company’s financial condition and/or results of operations and requires significant judgment on the part of management in its application. On a regular basis, we evaluate our assumptions, judgment, and estimates. We have discussed the selection and development of the critical accounting policies and estimates with the Audit Committee of our Board of Directors. The Audit Committee has reviewed our related disclosures in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from these estimates.
We consider the following accounting policies and estimates listed below to be the most critical due to both their importance on our financial condition and results of operations and the level of management judgment required. If actual results or events differ materially, our reported financial condition and results of operation for future periods could be materially affected. Historically, our estimates and assumptions have not significantly differed from actual results. The estimates and/or assumptions relevant to these critical policies have not significantly changed in recent years, nor do we anticipate them to significantly change in the future. For additional information describing all of our significant accounting policies and methods used in the preparation of our financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended September 27, 2013 in addition to Note 2, “Summary of Significant Accounting Policies” of the Notes to the Unaudited Interim Condensed Consolidated Financial Statements in Part I, Item 1. Further information regarding the potential risks to our future results of operations are included within “Risk Factors” in Part II, Item 1A of this Form 10-Q.

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

Recently Issued Accounting Standards
There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our unaudited interim condensed consolidated financial statements.

RESULTS OF OPERATIONS
Key drivers identified throughout this section reflect their order of magnitude in descending order for the respective periods noted.
Revenue and Gross Margin
Licensing
The intellectual property that we license to our customers is either internally developed, acquired, or licensed from third parties. Our cost of licensing consists mainly of amortization of purchased intangible assets and intangible assets acquired in business combinations as well as third party royalty obligations paid to license intellectual property that we then sublicense to our customers.

	Fiscal Quarter Ended		Q1 '14 vs. Q1 '13
Licensing	December 27, 2013	December 28, 2012	$	%
Revenue	$205,660	$204,876	$784	—%
Percentage Of Total Revenue	89%	86%
Cost Of Licensing	4,001	3,080	921	30%
Gross Margin	201,659	201,796	(137)	—%
Gross Margin Percentage	98%	98%

Q1 '14 vs. Q1 '13

Key Drivers	Revenue		Gross Margin
Mobile	á	Driven by higher unit shipments of smartphones and tablets that incorporate our technologies
Although licensing gross margin percentage remained consistent at 98% from the first quarter of fiscal 2013 to the first quarter of fiscal 2014, cost of licensing increased over the comparative period, primarily due to an increase in fees payable to a third party

Broadcast	á	Driven by an increase in net back royalties and settlements and higher shipments of set-top boxes using our technologies which was partially offset by lower shipments of TV units
CE	á	Attributable to increases in net back royalties and settlement revenue from DVD and Blu-ray Disc devices
PC	â	Driven primarily by market declines of shipments as well as our transition to the Windows 8 business model

Products
Cost of products primarily consists of the cost of materials related to products sold, applied labor and manufacturing overhead, and, to a lesser extent, amortization of certain intangible assets. Our cost of products also includes third party royalty obligations paid to license intellectual property that we include in our products.

	Fiscal Quarter Ended		Q1 '14 vs. Q1 '13
Products	December 27, 2013	December 28, 2012	$	%
Revenue	$18,104	$25,498	$(7,394)	(29)%
Percentage Of Total Revenue	8%	11%
Cost Of Products	13,788	18,489	(4,701)	(25)%
Gross Margin	4,316	7,009	(2,693)	(38)%
Gross Margin Percentage	24%	27%

Q1 '14 vs. Q1 '13

Key Drivers	Revenue		Gross Margin
Digital Cinema (Video)	â	Driven by lower average selling prices and lower unit shipments	â	Driven by lower average selling prices, partially offset by lower unit standard costs
3D Cinema	â	Driven by lower shipments of glasses and kits	â	Driven by lower average selling prices and higher unit costs
Film-Based Cinema	â	Driven by lower shipments resulting from the industry transition to digital cinema	á	Driven by lower unit standard costs in addition to higher average selling prices
Broadcast	â	Driven by lower shipments as our customers transition to software licensing solutions	á	Driven by higher average selling prices, partially offset by net higher unit standard costs
Atmos	á	Driven by worldwide installations of the Dolby Atmos processors for which we had not started shipping in the first quarter of fiscal 2013	á	Driven by higher margins realized on installations of Dolby Atmos processors

Services
Cost of services primarily consists of personnel and personnel-related costs for employees performing our professional services, the cost of outside consultants, and other direct expenses incurred on behalf of customers.

	Fiscal Quarter Ended		Q1 '14 vs. Q1 '13
Services	December 27, 2013	December 28, 2012	$	%
Revenue	$7,513	$6,228	$1,285	21%
Percentage Of Total Revenue	3%	3%
Cost Of Services	3,593	4,036	(443)	(11)%
Gross Margin	3,920	2,192	1,728	79%
Gross Margin Percentage	52%	35%

Q1 '14 vs. Q1 '13

Key Drivers	Revenue		Gross Margin
Film-based production services	á	Driven by the release of deferred revenue, partially offset by declines in film-based production services consistent with the industry transition to digital cinema	á	Driven by lower labor and other related costs
Other	á	Driven by an increase in Atmos commissioning services that did not occur in the prior year fiscal quarter as well as an increase in revenue from maintenance and support services.	á	The first quarter of fiscal 2013 reflected relatively higher costs associated with early Atmos installations

Operating Expenses
Research and Development
Research and development expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Quarter Ended		Q1 '14 vs. Q1 '13
	December 27, 2013	December 28, 2012	$	%
Research and Development	$44,463	$42,436	$2,027	5%
Percentage of total revenue	19%	18%

Q1 '14 vs. Q1 '13

Expense Category	Key Drivers
Compensation and benefits	á	Driven by increased headcount aimed at developing new product offerings and technology solutions
Stock-based compensation	â
Decreased primarily due to nonrecurring incremental expense related to equity award modifications that occurred in connection with the special dividend made in the first quarter of fiscal 2013 (refer to footnote 6 for additional information), partially offset by expense related to increased headcount

Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, marketing and promotional expenses particularly for events such as trade shows and conferences, travel-related expenses for our sales and marketing personnel, consulting fees, facilities costs, depreciation and amortization, and information technology expenses.

	Fiscal Quarter Ended		Q1 '14 vs. Q1 '13
	December 27, 2013	December 28, 2012	$	%
Sales and Marketing	$60,379	$58,421	$1,958	3%
Percentage of total revenue	26%	25%

Q1 '14 vs. Q1 '13

Expense Category	Key Drivers
Consulting and external labor costs	á	Driven by higher consulting expenses associated with expanded sales and marketing efforts across our target markets and related geographic locations
Stock-based compensation	â
Decreased primarily due to nonrecurring incremental expense related to equity award modifications that occurred in connection with the special dividend made in the first quarter of fiscal 2013 (refer to footnote 6 for additional information), partially offset by expense related to increased headcount

General and Administrative
General and administrative expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, information technology expenses, professional fees, consulting and contract labor and facilities costs.

	Fiscal Quarter Ended		Q1 '14 vs. Q1 '13
	December 27, 2013	December 28, 2012	$	%
General and Administrative	$41,908	$43,108	$(1,200)	(3)%
Percentage of total revenue	18%	18%

Q1 '14 vs. Q1 '13

Expense Category	Key Drivers
Legal and professional fees	â	Decreased as the first quarter of fiscal 2013 included higher external legal expenses, partially offset by higher costs in the current quarter attributed to patent filings and other legal activities
Stock-based compensation	â
Decreased primarily due to nonrecurring incremental expense related to equity award modifications that occurred in connection with the special dividend made in the first quarter of fiscal 2013 (refer to footnote 6 for additional information), partially offset by expense related to increased headcount

Compensation and benefits	á	Driven by increased headcount
Bad debt expense	á	Driven by an increase in our allowance for doubtful accounts as larger outstanding balances due from certain licensing customers remained uncollected as of the current quarter-end

Restructuring

	Fiscal Quarter Ended		Q1 '14 vs. Q1 '13
	December 27, 2013	December 28, 2012	$	%
Restructuring	$3,215	$—	$3,215	100%
Percentage of total revenue	1%	—%

Restructuring charges for the first quarter of fiscal 2014 represent costs incurred in relation to a plan implemented during the current quarter to reorganize and consolidate certain activities and positions within our global business infrastructure. These charges were primarily related to severance and other related benefits provided to employees that were affected as a result of this action. For additional information on this restructuring plan, see Note 7 “Restructuring” to our unaudited interim condensed consolidated financial statements.

Other Income/(Expense)
Other income/(expense) primarily consists of interest income earned on cash, cash equivalents, and investments and other income/(expense) related to net gains/(losses) from foreign currency transactions, derivative instruments, and sales of available-for-sale or trading securities.

	Fiscal Quarter Ended		Q1 '14 vs. Q1 '13
Other Income/(Expense)	December 27, 2013	December 28, 2012	$	%
Interest income	$654	$1,339	$(685)	(51)%
Interest expense	(112)	(25)	(87)	348%
Other income, net	229	713	(484)	(68)%
Total other income, net	$771	$2,027	$(1,256)	(62)%

Q1 '14 vs. Q1 '13

Expense Category	Key Drivers
Interest income	â
Attributed to lower average portfolio balances during the current fiscal quarter as compared to the first quarter of fiscal 2013 when interest was earned for nearly the entire quarter on a higher average portfolio balance before payment of a special dividend

Other income/(expense)	â
Primarily attributed to lower realized gains on the sale of marketable securities as compared to higher gains realized in the first quarter of fiscal 2013 when we sold significant holdings to fund the special dividend

Income Taxes
Our effective tax rate is based on a projection of our annual fiscal year results, and is affected each quarter-end by several factors. These include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions as well as discrete items that may occur in, but are not necessarily consistent between periods. For additional information related to effective tax rates, see Note 8 “Income Taxes” to our unaudited interim condensed consolidated financial statements.

	Fiscal Quarter Ended
	December 27, 2013	December 28, 2012
Provision for income taxes	$(15,455)	$(17,582)
Effective tax rate	25%	25%

Q1 '14 vs. Q1 '13

Factor	Impact On Effective Tax Rate
Foreign Operations	â
In the current fiscal quarter, our estimated fiscal year 2014 tax provision reflects additional benefits from our election to indefinitely reinvest a portion of our undistributed earnings in a foreign subsidiary

Uncertain Tax Positions	á
In the current fiscal quarter, our effective tax rate does not include the recognition of tax benefits from expired statute of limitations on some uncertain tax positions as it did in the first quarter of fiscal 2013

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are our cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
As of December 27, 2013, we had cash and cash equivalents of $484.6 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $473.1 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities. Of our total cash, cash equivalents, and investments held as of December 27, 2013, $294.4 million, or 31%, was held by our foreign subsidiaries. This represented a $28.4 million increase from the $266.0 million that was held by our foreign subsidiaries as of September 27, 2013. A majority of the amounts held outside of the U.S. are utilized to support non-U.S. liquidity needs in order to fund operations and other growth of our non-U.S. subsidiaries and acquisitions. Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less applicable foreign tax credits.

	December 27, 2013	September 27, 2013
	(in thousands)
Cash and cash equivalents	$484,640	$454,397
Short-term investments	179,406	140,267
Long-term investments	293,719	306,338
Accounts receivable, net	75,949	97,460
Accounts payable and accrued liabilities	132,454	148,490
Working capital (1)	708,780	645,764

	Fiscal Quarter Ended
	December 27, 2013	December 28, 2012
	(in thousands)
Net cash provided by operating activities	$77,282	$67,300
Capital expenditures	(8,967)	(6,717)
Repurchase of common stock	(11,660)	(53,956)
Net cash provided by/(used in) investing activities	(37,651)	222,221
Net cash used in financing activities	(9,250)	(465,866)

(1)	Working capital consists of total current assets less total current liabilities.
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

Indemnification
We are party to certain contractual agreements under which we have agreed to provide indemnifications of varying scope and duration to the other party relating to our licensed intellectual property. Historically, we have not made any payments for these indemnification obligations and no amounts have been accrued in our unaudited interim condensed consolidated financial statements with respect to these obligations. Due to their varying terms and conditions, we are unable to make a reasonable estimate of the maximum potential amount we could be required to pay.
Cash Flows
Factors identified below reflect their order of magnitude in descending order.
Operating Activities
Net cash provided by operating activities increased $10.0 million from the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2014, primarily due to the following:

Factor	Impact On Cash Flows
Changes in operating assets and liabilities	á	Due largely to higher cash collections of accounts receivable, current assets decreased by a greater margin than the decrease in accrued liabilities due to cash payments
Net Income	â	Due largely to an increase in operating expenses
Investing Activities
Net cash provided by/(used in) investing activities decreased $259.9 million from the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2014, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds from sale of marketable securities	â
A decrease in proceeds received from the sale of available-for-sale securities as we sold significant holdings from our investment portfolio to fund the special dividend payment made in the first quarter of fiscal 2013

Purchases of marketable securities	á	Increased as we purchased less available-for-sale securities in the first quarter of fiscal 2014
Financing Activities
Net cash used in financing activities was $456.6 million higher in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2014, primarily due to the following:

Factor	Impact On Cash Flows
Dividend	â	Due to the payment of a special dividend to holders of our Class A and Class B common stock in the first quarter of fiscal 2013 and absence of such a transaction in the current fiscal quarter
Share repurchases	â	Fewer share repurchases of our Class A common stock in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013
Distributions	â	Due to a distribution made to our controlling interest in the first quarter of fiscal 2013 and absence of such a transaction in the current fiscal quarter
Off-Balance-Sheet and Contractual Obligations
Our liquidity is not dependent upon the use of off-balance sheet financing arrangements, and we have not entered into any arrangements that are expected to have a material effect on liquidity or the availability of capital resources.
Unrecognized Tax Benefits.    As of December 27, 2013, we had an accrued liability for unrecognized tax benefits and related interest and penalties, net of related deferred tax assets, totaling $32.8 million. We are unable to estimate when any cash settlement with a taxing authority might occur.
There has been no material change in our contractual obligations outside the ordinary course of business since the end of our last fiscal year ended September 27, 2013. For additional details regarding our contractual obligations, see Note 10 “Commitments and Contingencies” to our unaudited interim condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of December 27, 2013, we had cash and cash equivalents of $484.6 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $473.1 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper and U.S. agency securities. Our investment policy and strategy are focused on the preservation of capital and on supporting our liquidity requirements. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. Our holdings of cash and cash equivalents and marketable securities, the majority of which are managed by external managers, meet the guidelines of our investment policy. We invest in highly rated securities with a minimum credit rating of A- and our policy limits the amount of credit exposure to any one issuer other than the U.S. government. At December 27, 2013, our weighted-average portfolio credit quality was AA and the weighted-average maturity of our investment portfolio was approximately fourteen months.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of December 27, 2013, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $5.2 million and $2.6 million, respectively.
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
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of December 27, 2013 and September 27, 2013, the outstanding derivative instruments had maturities of 31 days or less and the total notional amounts of outstanding contracts were $14.5 million and $11.6 million, respectively. The fair values of these contracts were nominal as of December 27, 2013 and September 27, 2013, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 5 “Fair Value Measurements” to our unaudited interim condensed consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of December 27, 2013. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $0.3 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $0.3 million.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
ITEM 1. LEGAL PROCEEDINGS
We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights, commercial, employment, and other matters. In our opinion, resolution of these pending matters is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.
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
Consumer Spending Weakness. Weakness in general economic conditions may suppress consumer demand in our markets. Many of the products in which our technologies are incorporated are discretionary goods, such as PCs, televisions, set-top boxes, Blu-ray Disc players, video game consoles, audio/video receivers ("AVRs"), mobile devices, in-car entertainment systems, and home-theater systems. Weakness in general economic conditions may also lead to licensees and customers becoming delinquent on their obligations to us or being unable to pay, resulting in a higher level of write-offs. Economic conditions may increase underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increase the unauthorized use of our technologies.
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
Marketing and Branding
Importance of Brand Strength. Maintaining and strengthening the Dolby brand is critical to maintaining and expanding our licensing, products, and services business, as well as our ability to enter new markets we are pursuing for our technologies, including Dolby Voice for the communications market, Dolby Vision and other video solutions for the consumer market, and others. Our continued success depends on our reputation for providing high quality technologies, products, and services across a wide range of entertainment markets, including the consumer entertainment, PC, broadcast, and gaming markets. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business will suffer. Furthermore, we believe that the strength of our brand may affect the likelihood that our technologies are adopted as industry standards in various markets and for various applications. Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to enter into new markets successfully, and to provide high quality products and services in these new markets.

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
Experience with New Markets and Business Models. Our future growth will depend, in part, upon our expansion into areas beyond our core audio and cinema markets. In addition to our digital cinema initiatives, we are exploring other areas that facilitate delivery of digital entertainment, such as Dolby Vision and other video solutions for the consumer market and Dolby Voice technology for the communications market. As we enter into these new markets, we will face new sources of competition, new business models, and new customer relationships. In order to be successful in these markets, we will need to cultivate new industry relationships to bring our products, services, and technologies to market. Our inexperience in one or more of these markets could limit our ability to successfully execute on our growth strategy.

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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of December 27, 2013, we had over 3,600 issued patents and over 2,800 pending patent applications in more than 50 jurisdictions throughout the world. Our currently issued patents expire at various times through April 2038.
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

OPERATIONS
Reliance on Key Suppliers. Our reliance on suppliers for some of the key materials and components we use in manufacturing our products involves risks, including limited control over the price, timely delivery, and quality of such components. We generally have no formal agreements in place with our suppliers for the continued supply of materials and components. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause delays in our operations and increase our production costs. In addition, our suppliers may not be able to meet our production demands as to volume, quality, or timeliness.
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

Competition for Employees. In order to be successful, we must attract, develop, and retain employees, including employees to work on our growth initiatives where our current employees may lack experience with the business models and markets we are pursuing. Competition for experienced employees in our markets can be intense. In order to attract and retain employees, we must provide a competitive compensation package, including cash and equity compensation. Our equity awards include stock options and restricted stock units, and the future value of these awards is uncertain, and depends on our stock price performance over time. In order for our compensation packages to be viewed as competitive, prospective employees must perceive our equity awards to be a valuable benefit.

STRATEGIC ACTIVITIES
Importance of Relationships with Entertainment Industry. To be successful, we must maintain and grow our relationships with a broad range of entertainment industry participants, including:

•	Content creators, such as film directors, studios, music producers and mobile and online content producers;

•	Content distributors, such as film exhibitors, broadcasters, operators, and over-the-top ("OTT") video service providers and video game publishers; and

•	Device manufacturers.
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

Consequences of M&A Activity. We evaluate a wide array of possible strategic transactions, including acquisitions. We consider these types of transactions in connection with, among other things, our efforts to strengthen our core audio and cinema businesses and expand beyond sound technologies. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future, any of these transactions could be significant in relation to our market capitalization, financial condition, or results of operations. The process of integrating an acquired company, business, or technology may create unforeseen difficulties and expenditures. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures, and languages; currency risks; and risks associated with the economic, political, and regulatory environment in specific countries. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, and write-offs of goodwill. Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Also, the anticipated benefits of our acquisitions may not materialize.
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
Conflict Minerals. The Securities and Exchange Commission ("SEC") has adopted rules regarding disclosure of the use of conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold), which are mined from the Democratic Republic of the Congo and surrounding countries. This requirement could affect the sourcing of materials used in our products as well as the companies we use to manufacture our products. In circumstances where conflict minerals in our products are found to be sourced from the Democratic Republic of the Congo or surrounding countries, Dolby may take actions to change materials or designs to reduce the possibility that Dolby's purchase of conflict minerals may fund armed groups in the region. These actions could add engineering and other costs to the manufacture of our products.
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
Tax Rates and Liabilities. Changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or changes in tax laws or their interpretation could affect our future effective tax rates. We file income tax returns in the U.S. and in several U.S. state and foreign jurisdictions, and must use judgment in determining our worldwide provision for income taxes. For example, the following could affect our income taxes:

•	Earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Expiration of or lapses in the research and development ("R&D") tax credit laws;

•	Fluctuations in tax exempt interest income;

•	Transfer pricing adjustments;

•	Tax effects of nondeductible compensation;

•	Tax costs related to intercompany realignments;

•	Any obligations or decisions to repatriate earnings from abroad earlier than anticipated;

•	Changes in accounting principles; or

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

STOCK-RELATED ISSUES
Controlling Stockholder. On September 12, 2013, our founder, Ray Dolby, passed away. At December 27, 2013, Ray Dolby’s family members and their affiliates owned 21,557 shares of our Class A common stock and 53,821,378 shares of our Class B common stock. As of December 27, 2013, Ray Dolby’s family members and their affiliates had voting power of approximately 99.7% of our outstanding Class B common stock, which in the aggregate represented approximately 91.6% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the fiscal quarter ended December 27, 2013, we issued an aggregate of 14,733 shares of our Class B common stock to certain employees, officers, and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan, for which we received aggregate proceeds of approximately $0.1 million. We believe these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.
As of December 27, 2013, options to purchase an aggregate of 101,812 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering, and no further option grants will be made under our 2000 Stock Incentive Plan. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, and $100.0 million as announced on July 27, 2010, August 4, 2011, and February 8, 2012, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate. The following table provides information regarding our share repurchases made during the first quarter of fiscal 2014:

	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Average Price Paid per Share (1)	Total Shares Repurchased	Approximate Dollar Value of Remaining Authorized Share Repurchases (2)
September 28, 2013 - October 25, 2013	—	$—	—	$116.1 million
October 26, 2013 - November 22, 2013	290,025	35.29	290,025	$105.8 million
November 23, 2013 - December 27, 2013	39,975	35.52	39,975	$104.4 million
Total	330,000		330,000

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
10.1*	Waiver and Extension Relating to Potrero Avenue Leases dated as of September 29, 2013, by and among Dolby Laboratories, Inc. and the Dolby Family Trust and affiliated Trusts	Annual Report on Form 10-K	November 15, 2013
10.2*	2014 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	November 14, 2013
10.3*	Offer Letter dated December 9, 2013, by and between Bob Borchers and Dolby Laboratories, Inc.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema Document
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF‡	XBRL Extension Definition
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 29, 2014

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)