Form 10-Q
period 2014-03-28
Dolby Laboratories, Inc.
filed 2014-04-30
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On April 18, 2014 the registrant had 49,655,391 shares of Class A common stock, par value $0.001 per share, and 52,904,342 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended March 28, 2014

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 28, 2014	September 27, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$568,899	$454,397
Restricted cash	3,344	3,175
Short-term investments	169,082	140,267
Accounts receivable, net of allowance for doubtful accounts of $1,008 and $514	109,143	97,460
Inventories	9,569	10,093
Deferred taxes	82,980	84,238
Prepaid expenses and other current assets	24,377	28,949
Total current assets	967,394	818,579
Long-term investments	304,376	306,338
Property, plant and equipment, net	242,970	242,917
Intangible assets, net	46,772	41,315
Goodwill	279,871	279,724
Deferred taxes	44,877	37,434
Other non-current assets	10,295	11,638
Total assets	$1,896,555	$1,737,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,312	$10,695
Accrued liabilities	144,382	137,795
Income taxes payable	9,148	3,394
Deferred revenue	12,640	20,931
Total current liabilities	176,482	172,815
Long-term deferred revenue	20,178	19,663
Other non-current liabilities	46,713	45,441
Total liabilities	243,373	237,919

Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: 49,624,206 shares issued and outstanding at March 28, 2014 and 46,862,893 at September 27, 2013	50	47
Class B common stock, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 52,896,981 shares issued and outstanding at March 28, 2014 and 54,876,494 at September 27, 2013	53	55
Additional paid-in capital	49,074	18,812
Retained earnings	1,574,765	1,454,382
Accumulated other comprehensive income	8,694	7,814
Total stockholders’ equity – Dolby Laboratories, Inc.	1,632,636	1,481,110
Controlling interest	20,546	18,916
Total stockholders’ equity	1,653,182	1,500,026
Total liabilities and stockholders’ equity	$1,896,555	$1,737,945
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Revenue:
Licensing	$258,616	$226,455	$464,276	$431,331
Products	14,563	17,726	32,667	43,224
Services	5,413	5,165	12,926	11,393
Total revenue	278,592	249,346	509,869	485,948

Cost of revenue:
Cost of licensing	3,742	6,409	7,743	9,489
Cost of products	10,293	13,206	24,081	31,695
Cost of services	3,470	3,668	7,063	7,704
Total cost of revenue	17,505	23,283	38,887	48,888

Gross margin	261,087	226,063	470,982	437,060

Operating expenses:
Research and development	44,798	41,948	89,261	84,384
Sales and marketing	64,828	58,130	125,207	116,551
General and administrative	46,457	41,803	88,365	84,911
Restructuring charges	86	—	3,301	—
Total operating expenses	156,169	141,881	306,134	285,846

Operating income	104,918	84,182	164,848	151,214

Other income/expense:
Interest income	920	904	1,574	2,243
Interest expense	(93)	(402)	(205)	(427)
Other income/(expense), net	(2,823)	188	(2,594)	901
Total other income/expense	(1,996)	690	(1,225)	2,717

Income before income taxes	102,922	84,872	163,623	153,931
Provision for income taxes	(26,373)	(22,633)	(41,828)	(40,215)
Net income including controlling interest	76,549	62,239	121,795	113,716
Less: net (income) attributable to controlling interest	(681)	(328)	(1,412)	(456)
Net income attributable to Dolby Laboratories, Inc.	$75,868	$61,911	$120,383	$113,260

Net Income Per Share:
Basic	$0.74	$0.61	$1.18	$1.11
Diluted	$0.73	$0.60	$1.16	$1.10
Weighted-Average Shares Outstanding:
Basic	102,291	101,638	102,021	102,000
Diluted	103,934	102,680	103,460	102,980

Related party rent expense:
Included in operating expenses	$346	$343	$692	$686
Included in net income attributable to controlling interest	$1,250	$904	$2,505	$1,636
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net income including controlling interest	$76,549	$62,239	$121,795	$113,716
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	1,311	(3,105)	921	(1,872)
Unrealized gains/(losses) on available-for-sale securities, net of tax	72	176	177	(561)
Comprehensive income	77,932	59,310	122,893	111,283
Less: comprehensive (income)/loss attributable to controlling interest	(755)	160	(1,630)	62
Comprehensive income attributable to Dolby Laboratories, Inc.	$77,177	$59,470	$121,263	$111,345
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 27, 2013	$102	$18,812	$1,454,382	$7,814	$1,481,110	$18,916	$1,500,026
Net income	—	—	120,383	—	120,383	1,412	121,795
Translation adjustments, net of tax of $(64)	—	—	—	703	703	218	921
Unrealized gains on available-for-sale securities, net of tax of $(98)	—	—	—	177	177	—	177
Stock-based compensation expense	—	32,807	—	—	32,807	—	32,807
Repurchase of common stock	—	(11,660)	—	—	(11,660)	—	(11,660)
Tax benefit from stock incentive plans	—	10	—	—	10	—	10
Class A common stock issued under employee stock plans	1	17,308	—	—	17,309	—	17,309
Shares repurchased for tax withholdings on vesting of restricted stock	—	(8,358)	—	—	(8,358)	—	(8,358)
Exercise of Class B stock options	—	155	—	—	155	—	155
Balance at March 28, 2014	$103	$49,074	$1,574,765	$8,694	$1,632,636	$20,546	$1,653,182

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 28, 2012	$103	$—	$1,709,479	$10,687	$1,720,269	$22,964	$1,743,233
Net income	—	—	113,260	—	113,260	456	113,716
Translation adjustments, net of tax of $535	—	—	—	(1,354)	(1,354)	(518)	(1,872)
Unrealized losses on available-for-sale securities, net of tax of $315	—	—	—	(561)	(561)	—	(561)
Distributions to controlling interest	—	—	—	—	—	(5,039)	(5,039)
Stock-based compensation expense	—	32,649	—	—	32,649	—	32,649
Repurchase of common stock	(1)	(29,270)	(36,162)	—	(65,433)	—	(65,433)
Cash dividends declared and paid on common stock	—	—	(408,206)	—	(408,206)	—	(408,206)
Tax (deficiency) from stock incentive plans	—	(2,024)	—	—	(2,024)	—	(2,024)
Class A common stock issued under employee stock plans	—	6,909	—	—	6,909	—	6,909
Shares repurchased for tax withholdings on vesting of restricted stock	—	(5,132)	—	—	(5,132)	—	(5,132)
Exercise of Class B stock options	—	293	—	—	293	—	293
Balance at March 29, 2013	$102	$3,425	$1,378,371	$8,772	$1,390,670	$17,863	$1,408,533
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	March 28, 2014	March 29, 2013
Operating activities:
Net income including controlling interest	$121,795	$113,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,114	26,420
Stock-based compensation	32,807	32,649
Amortization of premium on investments	4,594	5,953
Excess tax benefit from exercise of stock options	(1,562)	(649)
Provision for doubtful accounts	507	270
Deferred income taxes	(6,302)	(10,577)
Other non-cash items affecting net income	2,943	(872)
Changes in operating assets and liabilities:
Accounts receivable	(12,186)	(47,948)
Inventories	1,640	(754)
Prepaid expenses and other assets	(1,139)	4,129
Accounts payable and other liabilities	5,337	(2,142)
Income taxes, net	13,386	4,422
Deferred revenue	(7,776)	(1,989)
Other non-current liabilities	262	1,428
Net cash provided by operating activities	179,420	124,056

Investing activities:
Purchase of investments	(178,830)	(325,997)
Proceeds from sales of investment securities	63,424	467,105
Proceeds from maturities of investment securities	81,402	64,950
Purchases of property, plant and equipment	(17,872)	(12,164)
Purchases of intangible assets	(12,400)	(4,050)
Proceeds from sale of property, plant and equipment and assets held for sale	42	376
Change in restricted cash	(169)	(1,228)
Net cash provided by/(used in) investing activities	(64,403)	188,992

Financing activities:
Proceeds from issuance of common stock	17,464	7,202
Repurchase of common stock	(11,660)	(65,433)
Payment of cash dividend	—	(408,206)
Distribution to controlling interest	—	(5,039)
Excess tax benefit from the exercise of stock options	1,562	649
Shares repurchased for tax withholdings on vesting of restricted stock	(8,358)	(5,132)
Net cash used in financing activities	(992)	(475,959)
Effect of foreign exchange rate changes on cash and cash equivalents	477	(1,181)
Net increase/(decrease) in cash and cash equivalents	114,502	(164,092)
Cash and cash equivalents at beginning of period	454,397	492,600
Cash and cash equivalents at end of period	$568,899	$328,508

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$34,092	$47,033
Cash paid for interest	$1	$54
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
The results for the fiscal quarter ended March 28, 2014 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 26, 2014.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 and 26 week periods ended March 28, 2014 and March 29, 2013. Our fiscal year ending September 26, 2014 (fiscal 2014) and our fiscal year ended September 27, 2013 (fiscal 2013) both consist of 52 weeks.
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

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of March 28, 2014 and September 27, 2013 (in thousands, except as otherwise noted).
Cash, Cash Equivalents, and Investments

	March 28, 2014		September 27, 2013
Cash and cash equivalents:
Cash	$562,321		$420,069
Cash equivalents:
Money market funds	6,578		16,193
U.S. agency securities	—		13,135
Commercial paper	—		5,000
Total cash and cash equivalents	568,899		454,397

Short-term investments:
U.S. agency securities	32,801		6,007
Commercial paper	5,978		5,991
Corporate bonds	31,660		43,847
Municipal debt securities	98,643		84,422
Total short-term investments	169,082		140,267

Long-term investments:
U.S. agency securities	25,942		40,924
Corporate bonds	103,562		90,391
Municipal debt securities	174,372		172,023
Other long-term investments	500	(2)	3,000	(3)
Total long-term investments	304,376		306,338
Total cash, cash equivalents and investments (1)	$1,042,357		$901,002

(1)	Total cash, cash equivalents, and investments exclude $3.3 million and $3.2 million of restricted cash as of March 28, 2014 and September 27, 2013.

(2)	Other long-term investments include a cost method investment of $0.5 million made during the second quarter of fiscal 2014.

(3)
Other long-term investments include a cost method investment of $3.0 million as of September 27, 2013. During the second quarter of fiscal 2014, we recorded a write-off charge to reduce the carrying value to zero in recognition of an other-than-temporary impairment.

Our investment portfolio, which is recorded as cash equivalents and both short-term and long-term investments, consists of the following:

	March 28, 2014
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$6,578	$—	$—	$6,578
U.S. agency securities	58,784	2	(43)	58,743
Commercial paper	5,978	—	—	5,978
Corporate bonds	134,971	309	(58)	135,222
Municipal debt securities	272,642	512	(139)	273,015
Cash equivalents and investments	$478,953	$823	$(240)	$479,536

	September 27, 2013
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$16,193	$—	$—	$16,193
U.S. agency securities	60,126	16	(76)	60,066
Commercial paper	10,991	—	—	10,991
Corporate bonds	134,097	315	(174)	134,238
Municipal debt securities	256,218	384	(157)	256,445
Cash equivalents and investments	$477,625	$715	$(407)	$477,933
The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position:

	March 28, 2014
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$38,941	$(43)	$—	$—	$38,941	$(43)
Corporate bonds	42,232	(58)	—	—	42,232	(58)
Municipal debt securities	44,570	(139)	—	—	44,570	(139)
Total	$125,743	$(240)	$—	$—	$125,743	$(240)

	September 27, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$21,407	$(76)	$—	$—	$21,407	$(76)
Corporate bonds	53,350	(174)	—	—	53,350	(174)
Municipal debt securities	72,485	(157)	—	—	72,485	(157)
Total	$147,242	$(407)	$—	$—	$147,242	$(407)
The unrealized losses on our available-for-sale securities were primarily as a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. Although we had certain securities that were in an unrealized loss position as of March 28, 2014, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at March 28, 2014 or September 27, 2013 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within our investment portfolio based on stated maturities as of March 28, 2014 and September 27, 2013, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets:

	March 28, 2014		September 27, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$169,032	$169,082	$158,275	$158,402
Due in 1 to 2 years	166,309	164,805	172,993	173,373
Due in 2 to 3 years	137,035	139,071	130,164	129,965
Total	$472,376	$472,958	$461,432	$461,740

Accounts Receivable

Accounts Receivable, Net	March 28, 2014	September 27, 2013
Trade accounts receivable	$105,263	$86,823
Accounts receivable related to patent administration program	4,888	11,151
Accounts Receivable, Gross	110,151	97,974
Less: allowance for doubtful accounts	(1,008)	(514)
Accounts Receivable, Net	$109,143	$97,460
Inventories

Inventory	March 28, 2014	September 27, 2013
Raw materials	$2,188	$2,050
Work in process	49	—
Finished goods	7,332	8,043
Total	$9,569	$10,093

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $2.9 million and $4.0 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of March 28, 2014 and September 27, 2013, respectively. The majority of the inventory included in non-current assets was purchased in bulk in fiscal 2012 to obtain a significant volume discount, and is expected to be consumed over a period that exceeds twelve months. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses and Other Current Assets

Prepaid Expenses And Other Current Assets	March 28, 2014	September 27, 2013
Prepaid expenses	$12,719	$10,195
Other current assets	9,927	10,863
Income tax receivable	1,731	7,891
Total	$24,377	$28,949
As of March 28, 2014, other current assets include the carrying value of $3.8 million of land and building that is classified as held for sale. Management had previously committed to a plan to sell the property, and an agreement was finalized to sell a portion of the property held for sale subsequent to the current fiscal quarter-end. Refer to Note 13 “Subsequent Events” for additional information.

Property, Plant and Equipment

Property, Plant And Equipment	March 28, 2014	September 27, 2013
Land	$46,169	$46,049
Buildings	32,465	32,305
Leasehold improvements	66,669	64,991
Machinery and equipment	42,580	38,408
Computer systems and software	98,542	91,939
Furniture and fixtures	13,532	13,490
Construction in progress	94,787	88,872
Property, Plant And Equipment, Gross	394,744	376,054
Less: accumulated depreciation	(151,774)	(133,137)
Property, Plant And Equipment, Net	$242,970	$242,917
Property, plant and equipment are recorded at cost, with depreciation expense included in cost of products, cost of services, research and development expenses, sales and marketing expenses and general and administrative expenses in our consolidated statements of operations.
During fiscal 2012, we purchased commercial office property in San Francisco, California for approximately $109.8 million. Based on a fair value analysis, we allocated $35.5 million of the property's purchase price to land and $74.3 million to building. We are currently in the process of making substantial improvements to the property in order to prepare the building for its intended use as our new worldwide headquarters. As such, construction in progress as of the end of both fiscal periods presented above include the book value of the building and related costs of construction.
Goodwill and Intangible Assets
The following table outlines changes to the carrying amount of goodwill:

Goodwill
Balance at September 27, 2013	$279,724
Translation adjustments	147
Balance at March 28, 2014	$279,871
Intangible assets subject to amortization consist of the following:

	March 28, 2014			September 27, 2013
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$92,588	$(56,343)	$36,245	$79,925	$(51,267)	$28,658
Customer relationships	30,725	(21,193)	9,532	30,723	(19,592)	11,131
Other intangibles	21,051	(20,056)	995	20,992	(19,466)	1,526
Total	$144,364	$(97,592)	$46,772	$131,640	$(90,325)	$41,315
Amortization expense for our intangible assets is included in cost of licensing, cost of products, research and development and sales and marketing expenses in our consolidated statements of operations. As of March 28, 2014, expected amortization expense of our intangible assets in future periods is as follows:

Fiscal Year	Amortization Expense
Remainder of Fiscal 2014	$7,596
2015	12,759
2016	10,575
2017	7,428
2018	2,184
Thereafter	6,230
Total	$46,772
Accrued Liabilities

Accrued Liabilities	March 28, 2014	September 27, 2013
Accrued royalties	$8,482	$6,075
Amounts payable to joint licensing program partners	44,977	40,091
Accrued compensation and benefits	49,568	54,423
Accrued professional fees	6,817	4,402
Other accrued liabilities	34,538	32,804
Total	$144,382	$137,795
Other Non-Current Liabilities

Other Non-Current Liabilities	March 28, 2014	September 27, 2013
Supplemental retirement plan obligations	$2,294	$2,144
Non-current tax liabilities	32,419	30,986
Other liabilities	12,000	12,311
Total	$46,713	$45,441
4. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income attributable to Dolby Laboratories, Inc. by the number of weighted-average shares of Class A and Class B common stock outstanding during the period. Through application of the treasury stock method, diluted EPS is computed in the same manner, except that the number of weighted-average shares outstanding is increased by the number of potentially dilutive shares from employee incentive plans during the period. Potentially dilutive shares include the hypothetical number of shares issued under the assumed exercise of outstanding stock options, vesting of outstanding restricted stock units, and shares issued under our employee stock purchase plan.
Basic and diluted EPS are computed independently for each fiscal quarter and year-to-date period presented, which involves the use of different weighted-average share count figures relating to quarterly and annual periods. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of all four quarter-to-date EPS figures may not equal year-to-date EPS.
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$75,868	$61,911	$120,383	$113,260

Denominator:
Weighted-average shares outstanding—basic	102,291	101,638	102,021	102,000
Potential common shares from options to purchase common stock	637	286	445	235
Potential common shares from restricted stock units	1,006	756	994	745
Weighted-average shares outstanding—diluted	103,934	102,680	103,460	102,980

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.74	$0.61	$1.18	$1.11
Diluted	$0.73	$0.60	$1.16	$1.10

Antidilutive awards excluded from calculation:
Stock options	3,597	5,156	4,075	5,245
Restricted stock units	290	384	1,170	1,583

5. Fair Value Measurements
Under our investment management strategy, we use cash holdings to purchase investment grade securities that are diversified among security types, industries and issuers. Each of the investments within our investment portfolio is measured at fair value, and is recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets. With the exception of our mutual fund investments held in our supplemental retirement plan which are classified as trading securities, all of our investments are classified as available-for-sale securities. Our investments primarily consist of municipal debt securities, commercial paper, corporate bonds and United States agency securities. In addition to the security types noted above, our cash and cash equivalents also consist of highly-liquid money market funds. Consistent with our investment policy, none of the municipal debt investments that we hold are supported by letters of credit or standby purchase agreements.
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

The following tables present information about the fair value of our financial assets and liabilities measured on a recurring basis, and indicates the classification within the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands):

	March 28, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in supplemental retirement plan (1)	$2,392	$—	$—	$2,392
Money market funds (2)	6,578	—	—	6,578
U.S. agency securities (3), (4)	58,743	—	—	58,743
Commercial paper (3)	—	5,978	—	5,978
Corporate bonds (3), (4)	—	135,222	—	135,222
Municipal debt securities (3), (4)	—	273,015	—	273,015
Total	$67,713	$414,215	$—	$481,928

Liabilities:
Investments held in supplemental retirement plan (5)	$2,392	$—	$—	$2,392
Total	$2,392	$—	$—	$2,392

	September 27, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in supplemental retirement plan (1)	$2,242	$—	$—	$2,242
Money market funds (2)	16,193	—	—	16,193
U.S. agency securities (2), (3), (4)	60,066	—	—	60,066
Commercial paper (2), (3)	—	10,991	—	10,991
Corporate bonds (3), (4)	—	134,238	—	134,238
Municipal debt securities (3), (4)	—	256,445	—	256,445
Total	$78,501	$401,674	$—	$480,175

Liabilities:
Investments held in supplemental retirement plan (5)	$2,242	$—	$—	$2,242
Total	$2,242	$—	$—	$2,242

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.

(2)	These assets are included within cash and cash equivalents.

(3)	These assets are included within short-term investments.

(4)	These assets are included within long-term investments.

(5)	These liabilities are included within accrued liabilities and within other non-current liabilities.
We base the fair value of our Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments.
We obtain the fair value of our Level 2 financial instruments from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or model driven valuations using observable market data or inputs corroborated by observable market data. To validate the fair value determination provided by our primary pricing service, we perform quality controls over values received, which include comparing our pricing service provider’s assessment of the fair values of our investment securities against the fair values of our investment securities obtained from another independent source, reviewing the pricing movement in the context of overall market trends, and reviewing trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy.
We did not own any Level 3 financial assets or liabilities as of March 28, 2014 or September 27, 2013.

6. Stockholders’ Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options, restricted stock units ("RSUs") and stock appreciation rights ("SARs") under our equity incentive plans, as well as shares under our Employee Stock Purchase Plan (“ESPP”).

Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At March 28, 2014, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At March 28, 2014, we had 49,624,206 shares of Class A common stock and 52,896,981 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
Stock Incentive Plans
2000 Stock Incentive Plan.    Effective October 2000, we adopted the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan, as amended, provides for the issuance of incentive and non-qualified stock options to our employees, directors, and consultants to purchase up to 15.1 million shares of Class B common stock. Under the terms of this plan, options became exercisable as established by the Board of Directors (ratably over four years), and expire ten years after the date of the grant. Options issued under the plan were made at their grant-date fair market value. Subsequent to fiscal 2005, no further options were granted under this plan. The 2000 Stock Incentive Plan terminated on October 1, 2010 and no shares of our common stock remained available for future issuance under that plan other than pursuant to outstanding options. As of March 28, 2014, there were options outstanding to purchase 0.1 million shares of Class B common stock, all of which were vested and exercisable, with a remaining weighted-average contractual life of 0.4 years.
2005 Stock Plan.    In January 2005, our stockholders approved our 2005 Stock Plan, which our Board of Directors adopted in November 2004. The 2005 Stock Plan became effective on February 16, 2005, the day prior to the completion of our initial public offering. Our 2005 Stock Plan, as amended and restated, provides for the ability to grant incentive stock options ("ISOs"), nonstatutory stock options ("NQs"), restricted stock, RSUs, SARs, deferred stock units, performance units, performance bonus awards and performance shares. A total of 29.0 million shares of our Class A common stock is authorized for issuance under the 2005 Stock Plan. For awards granted prior to February 2011, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as two shares for every one share returned. For those awards granted from February 2011 onward, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as 1.6 shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as 1.6 shares for every one share returned.
As of March 28, 2014, there were options outstanding to purchase 8.1 million shares of Class A common stock, of which 3.1 million were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 7.7 years.
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

The following table summarizes information about stock options issued under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 27, 2013	6,385	$29.82
Grants	2,372	37.85
Exercises	(521)	26.99
Forfeitures and cancellations	(68)	33.12
Options outstanding at March 28, 2014	8,168	32.31	7.8	$99,404
Options vested and expected to vest at March 28, 2014	7,867	32.24	7.8	96,259
Options exercisable at March 28, 2014	3,162	29.55	5.9	47,539

(1)	Aggregate intrinsic value is based on the closing price of our common stock on March 28, 2014 of $44.39 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs which vest based on the satisfaction of specific performance criteria, although no such awards have been granted as of March 28, 2014. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 27, 2013	2,853	$34.66
Granted	1,136	37.91
Vested	(682)	36.19
Forfeitures	(82)	34.90
Non-vested at March 28, 2014	3,225	35.48
Stock Appreciation Rights.    We have previously granted stock appreciation rights to certain of our foreign employees. These awards are settled in cash rather than stock, and are classified as liability awards.
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
Stock Option Valuation Assumptions
We use the Black-Scholes option pricing model to determine the estimated fair value of employee stock options at the date of the grant. The Black-Scholes model includes inputs that require us to make certain estimates and assumptions regarding the expected term of the award, as well as the future risk-free interest rate and volatility of our stock price over this expected term of the award.

Expected Term.    The expected term of an award represents the estimated period of time that options granted will remain outstanding, and is measured from the grant date to the date at which the option is either exercised or canceled. Our determination of the expected term involves an evaluation of historical terms and other factors such as the exercise and termination patterns of our employees who hold options to acquire our common stock, and is based on certain assumptions made regarding the future exercise and termination behavior.
Risk-Free Interest Rate.    The risk-free interest rate is based on the yield curve of United States Treasury instruments in effect on the date of grant. In determining an estimate for the risk-free interest rate, we use average interest rates based on these instruments’ constant maturities with a term that approximates and corresponds with the expected term of our awards.
Expected Stock Price Volatility.    The expected volatility represents the estimated volatility in the price of our common stock over a time period that approximates the expected term of the awards, and is determined using a blended combination of historical and implied volatility. Historical volatility is representative of the historical trends in our stock price for periods preceding the measurement date since our initial public offering. Implied volatility is based upon externally traded option contracts of our common stock.
Dividend Yield.    The dividend yield is based on our anticipated dividend payout over the expected term of our option awards. As we do not currently intend to pay dividends, the expected dividend yield is zero for all equity awards granted.
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Expected term (in years)	4.58	4.37	4.58	4.37
Risk-free interest rate	1.5%	0.5%	1.4%	0.5%
Expected stock price volatility	32.4%	37.3%	32.0%	40.5%
Dividend yield	—	—	—	—
Compensation Expense
Stock-based compensation expense for equity awards granted to employees is determined by estimating their fair value on the date of grant, and recognizing that value as an expense on a straight-line basis over the requisite service period in which our employees earn the awards. Compensation expense related to these equity awards is recognized net of estimated forfeitures, which reduce the expense recorded in the consolidated statements of operations. We determine our estimated forfeiture rate based on an evaluation of historical forfeitures and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimate.
The two tables shown below separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands). No compensation cost was capitalized in either the fiscal quarter or year-to-date periods ended March 28, 2014 or March 29, 2013.
Compensation Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Compensation Expense - By Type
Stock options	$5,387	$3,690	$9,257	$11,999
Restricted stock units	11,565	10,519	21,822	18,859
Employee stock purchase plan	801	736	1,728	1,791
Total stock-based compensation	17,753	14,945	32,807	32,649
Benefit from income taxes	(5,290)	(4,497)	(9,686)	(9,910)
Total stock-based compensation, net of tax	$12,463	$10,448	$23,121	$22,739

Compensation Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013

Compensation Expense - By Classification
Cost of products	$217	$150	$407	$398
Cost of services	113	73	200	224
Research and development	4,889	4,013	9,196	8,900
Sales and marketing	6,332	5,176	11,357	11,167
General and administrative	6,202	5,533	11,647	11,960
Total stock-based compensation expense	$17,753	$14,945	$32,807	$32,649
The tax benefit that we recognize from certain exercises of ISOs and shares issued under our ESPP are excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Tax benefit - stock option exercises & shares issued under ESPP	$135	$44	$310	$140
Unrecognized Compensation Expense.    At March 28, 2014, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $53.8 million, which is expected to be recognized over a weighted-average period of 2.9 years. At March 28, 2014, total unrecorded compensation expense associated with RSUs expected to vest was approximately $90.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Special Dividend and Equity Award Modification
On December 11, 2012, our Board of Directors declared a special dividend ("dividend") in the amount of $4.00 per share on our Class A and Class B common stock. Payment of the dividend was made on December 27, 2012 to all stockholders of record as of the close of business on December 21, 2012 ("Record Date"). Based on the 102,051,386 shares of Class A and Class B common stock outstanding as of the record date, the total dividend payment was $408.2 million.
In connection with the declaration of this dividend in the first quarter of fiscal 2013, we adjusted the number and exercise price of certain eligible outstanding stock options and SARs granted under our 2005 Stock Plan and 2000 Stock Incentive Plan in a manner intended to preserve the pre-cash dividend economic value of these awards. Eligible awards include stock options and SARs that were granted prior to December 2012 and were outstanding as of the day following the record date, with the exception of stock options held by employees in Australia that were not adjusted due to tax considerations. The modification of these existing awards at the dividend declaration date resulted in a total net incremental compensation cost of approximately $7.9 million. Of this amount, approximately $0.7 million and $3.9 million was recognized in the fiscal year-to-date period ended March 28, 2014 and March 29, 2013, respectively. This incremental charge is being recognized over the vesting periods of the original awards, determined on a grant-by-grant basis, based on the extent to which the awards were vested as of the date of modification. The incremental charge related to all fully-vested awards as of the modification date was recognized in the first quarter of fiscal 2013. The vesting period for those awards not fully-vested at the time of modification range from one to four years.
Additionally, all outstanding RSUs under the 2005 Stock Plan that were unvested on the day following the record date, including RSUs that were granted on the record date, were modified to allow for the granting of a dividend equivalent (as such term is defined in the 2005 Stock Plan) with respect to each share of our Class A common stock underlying the unvested RSU. The dividend equivalent is payable in cash in a per share amount equal to the per share cash dividend on the same date that the related underlying RSU shares vest. The granting of the dividend equivalent for all outstanding RSUs resulted in a total net incremental compensation cost of approximately $11.9 million. Of this amount, approximately $1.7 million and $2.3 million was recognized in the fiscal year-to-date period ended March 28, 2014 and March 29, 2013, respectively. This incremental charge is being recognized over the remaining vesting periods of the RSUs at the date of modification, determined on a grant-by-grant basis. These vesting periods range from one to four years beginning on the first anniversary of the grant.

Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Total	$900,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of March 28, 2014, the remaining authorization to purchase additional shares is $104.4 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2014:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 27, 2013	330,000	$11,660	$35.32
Q2 - Quarter ended March 28, 2014	—	—	—
Total	330,000	$11,660

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.

7. Restructuring
Fiscal 2014 Restructuring Plan.    In October 2013, we implemented a plan to reorganize and consolidate certain activities and positions within our global business infrastructure. As a result, we recorded $3.3 million in restructuring costs during the fiscal year-to-date period ended March 28, 2014, representing severance and other related benefits offered to approximately 50 employees that were affected as a result of this action. Changes in restructuring accruals under this restructuring plan were as follows (in thousands):

Severance and associated costs
Restructuring charges	$3,301
Cash payments	(2,689)
Non-cash items	(12)
Balance at March 28, 2014	$600
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

Unrecognized Tax Benefit
Our gross unrecognized tax benefit is reduced by a liability recorded so that our unrecognized tax benefit represents the amount that we ultimately expect to be realized. As of March 28, 2014, the total amount of gross unrecognized tax benefits was $33.4 million, of which $21.6 million, if recognized, would reduce our effective tax rate. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Withholding Taxes	$12,673	$11,878	$23,098	$21,291
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate decreased from 27% in the second quarter of fiscal 2013 to 26% in the second quarter of fiscal 2014, which reflects a higher proportion of our overall earnings being attributable to lower tax-rate jurisdictions during the current quarter. On a year-to-date basis, our effective tax rate remained unchanged as it was 26% in the fiscal year-to-date period ended March 28, 2014 and 26% in the fiscal year-to-date period ended March 29, 2013. During the current year-to-date period, the benefit to our tax rate for a higher proportion of overall earnings being attributable to lower tax-rate jurisdictions was offset by reduced benefits from federal R&D credits that were retroactively reinstated in January 2013 and which expired in December 2013.

9. Accumulated Other Comprehensive Income
Other comprehensive income ("OCI") consists of two components: unrealized gains or losses on our available-for-sale marketable investment securities and the gain or loss from foreign currency translation adjustments. Until realized and reported as a component of net income, these comprehensive income items accumulate and are included within accumulated other comprehensive income ("AOCI"), a subsection within stockholders’ equity on our consolidated balance sheet. Unrealized gains and losses on our investment securities are reclassified from AOCI into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in AOCI.

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended March 28, 2014			Fiscal Year-To-Date Ended March 28, 2014
	Unrealized Gain/Loss - Investment Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gain/Loss - Investment Securities	Foreign Currency Translation Adjustments	Total
Balance, Beginning Of Period	$308	$7,077	$7,385	$203	$7,611	$7,814
Other Comprehensive Income Before Reclassifications:
Unrealized Gains - Investment Securities	336		336	571		571
Foreign Currency Translation Gains (1)		1,240	1,240		767	767
Income Tax Effect - Benefit/(Expense) (2)	(120)	(3)	(123)	(204)	(64)	(268)
Net Of Tax	216	1,237	1,453	367	703	1,070
Amounts Reclassified From AOCI Into Earnings:
Realized (Gains) - Investment Securities (1)	(224)		(224)	(296)		(296)
Income Tax Effect - (Benefit)/Expense (2)	80		80	106		106
Net Of Tax	72	1,237	1,309	177	703	880
Balance, End Of Period	$380	$8,314	$8,694	$380	$8,314	$8,694

(1)
Realized gains or losses from the sale of our available-for-sale investment securities or from foreign currency translation adjustments are included within other income/expense, net in our consolidated statements of operations.

(2)	The income tax benefit or expense is included within provision for income taxes in our consolidated statements of operations.

10. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of March 28, 2014 (in thousands):

	Payments Due By Fiscal Period
	Remainder Of Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total
Naming rights	$—	$7,432	$7,525	$7,619	$7,715	$118,699	$148,990
Operating leases	9,293	11,280	6,797	4,883	3,289	3,277	38,819
Purchase obligations	4,717	3,042	1,346	61	—	—	9,166
Total	$14,010	$21,754	$15,668	$12,563	$11,004	$121,976	$196,975
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
Operating Lease Payments.     Operating lease payments represent our commitments for future minimum rent made under non-cancelable leases for office space, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries.
Purchase Obligations.     Purchase obligations primarily consist of our commitments made under agreements to purchase goods and services for purposes that include IT and telecommunications, marketing and professional services, and manufacturing and other research and development activities.
Indemnification Clauses.     On a limited basis, our contractual agreements will contain a clause under which we have agreed to provide indemnification to the counterparty, most commonly to licensees in connection with licensing arrangements that include our intellectual property. Additionally, and although not a contractual requirement, we have at times elected to defend our licensees from third party intellectual property infringement claims. Since the terms and conditions of the indemnification clauses vary in scope and duration, we are unable to make a reasonable estimate of the maximum amount of exposure that we could potentially have for such clauses. Furthermore, we have not historically made any payments in connection with any such obligation and believe there to be a remote likelihood that any potential exposure in future periods would be of a material amount. As a result, no amounts have been accrued in our unaudited interim condensed consolidated financial statements with respect to the contingent aspect of these indemnities.

11. Legal Proceedings
In December 2013, the Korean Fair Trade Commission (“KFTC”) initiated a review of the company under Korean competition law.  In March 2014, the National Development and Reform Commission of China (“NDRC”)  initiated a review under the Chinese competition laws.  The KFTC and NDRC have requested information relating to our business practices in Korea and China, respectively. The KFTC and NDRC have not informed us of any specific allegations under investigation. We are cooperating with the KFTC and NDRC as they conduct their reviews.
We are involved in various legal proceedings that occasionally arise in the normal course of business. These can include claims of alleged infringement of intellectual property rights, commercial, employment and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our unaudited interim condensed financial statements, any such amount is either immaterial, or it is not possible to provide an estimated amount of any such potential loss.

12. Acquisitions
On February 23, 2014, we entered into a definitive agreement to acquire Doremi Labs, a privately held company for $92.5 million in cash and up to an additional $20.0 million in contingent consideration that may be earned over a four-year period. Headquartered in Burbank, California, Doremi is a leading developer and manufacturer of digital cinema servers and format converters for the broadcast, postproduction, and professional audio/visual markets and is a world leader in digital cinema technology. Since the acquisition is subject to customary closing conditions, including review by United States and international regulators, it is anticipated to close by the end of 2014. The impact of the acquisition on fiscal year 2014 revenue and non-GAAP results is not expected to be material.

13. Subsequent Events

Sale Of Property In Wootton Bassett, U.K.    On April 8, 2014, we finalized an agreement to sell the land and building from one of our properties located in Wootton Bassett, U.K for $3.3 million. Since this sale price exceeded the combined carrying value of the land and building of $2.8 million on the date of sale, we will recognize a gain of $0.5 million in other income during the third quarter of fiscal 2014. In the fourth quarter of fiscal 2013, management committed to a plan to sell the land and building included in this sale as well as a parcel of adjacent land. Although not included as part of the sale, management still intends to sell the remaining parcel of land within the next twelve months, the carrying value of which was $1.0 million as of March 28, 2014, and which will therefore remain classified as held for sale for the foreseeable future.

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
OVERVIEW
Dolby Laboratories creates audio, video, and voice technologies that transform entertainment and communications at the cinema, at home, at work and on mobile devices. Founded in 1965, our core strengths stem from expertise in digital signal processing and compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multichannel sound for cinema, digital television transmissions and devices, and DVD and Blu-ray discs and devices. More recently, our technologies have played a prominent role in development of the next generation of audio technologies for the cinema, home entertainment, mobile and gaming experiences. Our continued development of new commercial applications for our technologies include those aimed at enhancing voice conferencing communications and the overall user vision experience. Today, we derive the majority of our revenue from licensing our audio technologies.
We have extended our expertise into imaging technologies through digital cinema products, our professional monitor, Dolby glasses-free consumer 3-D technology, as well as Dolby Vision, a new technology that offers more realistic distinctions in color, brighter highlights and improved shadow details that is expected to be incorporated in televisions by the end of 2014. We also provide products and services that enable entertainment content creators and distributors to produce, encode, transmit and playback content for superior consumer experiences.
Revenue Generation
The following table presents a summary of the composition of our revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Revenue	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Licensing	93%	91%	91%	89%
Products	5%	7%	6%	9%
Services	2%	2%	3%	2%
Total	100%	100%	100%	100%
We license our technologies in 48 countries, and our licensees distribute products that incorporate our technologies throughout the world. We sell our products and services in over 80 countries. As shown in the table below, we generate a significant portion of our revenue from outside the United States. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed.

	Fiscal Year-To-Date Ended
Revenue By Geographic Location	March 28, 2014	March 29, 2013
United States	30%	31%
International	70%	69%

Licensing
We license our technologies to various third parties who incorporate them into their products to enable and enhance audio and video capabilities. These products cover a wide range of end-user experiences whether it be at Home, at Work, in the Cinema or on-the-go with a Mobile Device:
At Home: Software vendors and OEMs of devices such as digital televisions, set-top boxes ("STBs"), home-theater-in-a-box systems ("HTIBs"), audio/video receivers ("AVRs"), DVD and Blu-ray devices, and gaming consoles;
At Work: OEMs of PCs as well as an audio and video conference service provider that incorporates specified digital audio technologies into their solutions for superior spatial perception and voice clarity;
At the Cinema: Movie theatres that use our digital audio technology to provide enhanced sound; and
On Mobile Devices: Software vendors and OEMs of devices such as smartphones, tablets, automotive entertainment systems, and portable PCs.
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
Implementation licensees pay us a one-time, up-front fee per license. In exchange, the licensee receives a licensing package which includes information useful in implementing our technologies into their chipsets. Once implemented, the licensee will send us a sample chipset for quality control evaluation and if after we validate the design, the licensee is permitted to sell the chipset for use solely by our system licensees.
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

As of March 28, 2014, we had over 3,900 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 900 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
Products
We design and manufacture audio and video products for the film production, cinema, and television broadcast industries. Distributed in over 70 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. Revenue from our cinema products tends to fluctuate based on the underlying trends in the cinema industry, including technology adoption and replacement cycles.
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
Licensing
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013	Main Products Incorporating Our Technologies
Broadcast	46%	38%	42%	36%	Televisions & STBs
PC	16%	26%	18%	27%	Windows operating systems & DVD software players
Consumer Electronics	14%	15%	16%	16%	DVD and Blu-ray Disc devices, AVRs, & HTIBs
Mobile	12%	10%	14%	11%	Smartphones, tablets & other mobile devices
Other	12%	11%	10%	10%	Video game consoles & Automotive (DVD players)
Total	100%	100%	100%	100%
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

With the continued evolution of consumer entertainment choices and our efforts to provide competitive audio and video technologies for a wide variety of devices, the composition of our optical and non-optical based licensing revenue has shifted over time. Our optical disc-based revenue is generated from the licensing of technologies that enable DVD or Blu-ray Disc playback, including those incorporated in the Microsoft Windows 7 and 8 operating systems, independent PC DVD software players, and consumer DVD and Blu-ray Disc players. Non-optical disc based licensing revenue includes revenue derived from products such as TVs, set-top boxes, and mobile phones, as well as our post-processing technologies on a range of devices. The portion of our total licensing revenue comprised of our non-optical disc based licensing has increased over time, as shown in the following table:

	Fiscal Year-To-Date Ended
Licensing Revenue	March 28, 2014	March 29, 2013
Non-Optical	72%	62%
Optical	28%	38%
Broadcast Market
In our broadcast market we derive the majority of our revenue from licensing our technologies to OEMs of televisions and set-top boxes. The efficiency and quality of our multichannel technologies are well suited to digital broadcast bandwidth requirements and to delivering content for an enhanced experience. A high percentage of global sales of TV and STBs are shipped with our technologies, especially in North America and Europe.
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
PC Market
Our technologies are included in the majority of PCs sold today due to their incorporation in Microsoft Windows 8 for disc and online content playback and, for versions prior to Windows 8, primarily because of their inclusion in DVD and Blu-ray Disc playback functionality. Under the Windows 8 arrangement, we are now paid a royalty by PC OEMs, which differs from the prior Windows 7 arrangement under which we were paid a royalty by Microsoft and PC licensees for the use of our decoder.
Historically, we have licensed our technologies to a range of PC licensees, including ISVs, PC OEMs, and operating system providers. The release of new versions of major PC operating systems has sometimes resulted in changes in the mix of our PC licensees. In recent quarters, revenue from our PC licensees has declined much faster than the decline in the overall PC market due in part to our transition to the Windows 8 business model since its launch. We expect that trends in our PC revenue will become much closer to the overall market trend after the second quarter of fiscal 2014.
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
Mobile Market
Our mobile market is largely driven by sales of smartphones, tablets and other mobile devices that incorporate our technologies. Our growth in this market is dependent on several factors, including the performance of the mobile device market as a whole, our success in collaborating with manufacturers of mobile devices to incorporate our technologies, and the development of the ecosystem, which includes availability of content in Dolby formats being streamed to mobile devices. Currently, Dolby sound is featured on various Android and Windows 8 smartphones and tablets and on all Amazon Kindle tablets. Historically, our growth in smartphones has stemmed primarily from high-end models. We are focused on the adoption of our technology into a broader range of models.

At the same time, the rate of new product development in this sector continues to be rapid and can result in dramatic swings in consumer trends. In the current mobile market, we see smartphone manufacturers reducing feature sets in order to reduce costs and achieve profitability, even in high-end devices. Recently, Samsung informed us that Dolby's technology was one of several third party features that would not be included in its Galaxy line of smartphones and tablets. As a result, we expect our Mobile revenue to decline as a percentage of our licensing revenue from 14% in the first half of fiscal 2014 to about 10% in the second half of fiscal 2014.
Other Markets
Revenue generated from our other markets typically stems from gaming devices and peripherals, automotive and licensing services. Revenue attributable to gaming and automotive is primarily driven by sales of video game consoles and in-car entertainment systems that incorporate our audio and video technologies. Licensing services revenue, from the administration of our patent pools through our wholly-owned subsidiary Via Licensing Corporation, is primarily driven by demand for standards-based audio compression technologies for broadcast, CE, and mobile products, as well as voice technologies.
Products
The following table presents the composition of our products revenue for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Cinema	84%	86%	85%	87%
Broadcast	10%	11%	10%	9%
Other	6%	3%	5%	4%
Total	100%	100%	100%	100%
Digital Cinema Products
Digital cinema is based on open standards that, unlike standards for film-based cinema, do not include our proprietary audio technologies. Our cinema products include our digital audio processors that provide multichannel surround playback for our digital cinema servers, and central library server for the storage and playback of digital content, as well as our Dolby Digital Cinema Integrated Media Block (“IMB”), which performs audio and video decoding and playback. As the market for digital cinema servers and related equipment has become increasingly competitive and the industry's transition from film to digital nears completion, revenue from our cinema products will likely further decline until the industry’s replacement cycle reverses this trend. We are actively managing our product portfolio through this cycle while also striving to provide improved technological solutions for the cinema.
Our Dolby Atmos object-oriented sound platform enhances the cinema experience and provides more flexibility and control for sound designers and mixers to deliver more natural and realistic sound. To date, no standards exist for object-oriented audio playback in cinema. However, both the North American Theatre Owners ("NATO") and Digital Cinema Initiative ("DCI"), a group representing the top Hollywood studios, have encouraged the development of an industry standard for object-oriented audio. We will continue to collaborate with these industry participants since the outcome may impact future adoption of our products.
Digital Cinema 3D Products
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

Film-Based Cinema Products
Our film-based cinema products are used primarily to read, decode, and play back film soundtracks, to calibrate cinema sound systems, and to enable soundtracks encoded in digital audio to be played back on analog cinema audio systems. As the cinema industry has increasingly adopted digital-based formats, revenue from our film cinema products has declined, and we anticipate this trend to continue.
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

RESULTS OF OPERATIONS
For each line item included on our consolidated statement of operations, we have provided both quarter and year-to-date comparative analysis within this section. The "Quarter-To-Date: Q2'14 vs. Q2'13" analysis compares results from the fiscal quarter ended March 28, 2014 with those of the fiscal quarter ended March 29, 2013, while the "Year-To-Date: Q2'14 vs. Q2'13" analysis compares results from the fiscal year-to-date period ended March 28, 2014 with those from the fiscal year-to-date period ended March 29, 2013. The significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order according to the magnitude of their impact on the overall change.
Revenue and Gross Margin
Licensing
Licensing revenue consists of fees earned from licensing our technologies to customers who incorporate them into their products to enable and enhance audio and video capabilities. The technologies that we license are either internally developed, acquired, or licensed from third parties. Our cost of licensing consists mainly of amortization of purchased intangible assets and intangible assets acquired in business combinations as well as third party royalty obligations paid to license intellectual property that we then sublicense to our customers.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Licensing	March 28, 2014	March 29, 2013	$	%	March 28, 2014	March 29, 2013	$	%
Revenue	$258,616	$226,455	$32,161	14%	$464,276	$431,331	$32,945	8%
Percentage Of Total Revenue	93%	91%			91%	89%
Cost Of Licensing	3,742	6,409	(2,667)	(42)%	7,743	9,489	(1,746)	(18)%
Gross Margin	254,874	220,046	34,828	16%	456,533	421,842	34,691	8%
Gross Margin Percentage	99%	97%			98%	98%

Quarter-To-Date: Q2'14 vs. Q2'13

Factor	Revenue		Gross Margin
Broadcast	á
Increase in net back payments received for royalties and settlements including an individual item totaling $24.7 million from a large licensee, and higher volumes of TV and STB shipments that incorporate our technologies.
			á	Decrease in cost of licensing is attributed to lower charges related to certain revenue-sharing agreements.
PC	â	Attributed to the transition to the Windows 8 business model and lower unit shipments from continued declines in the underlying PC market.
Mobile	á	Increase in net back payments received for royalties and settlements and higher shipment volumes of mobile devices that incorporate our technologies.
Other	á	Higher revenues from our gaming market largely attributable to the new PlayStation 4 and Xbox One video game consoles that were launched in late 2013.
CE	á	Increase in net back payments received for royalties and settlements.

Year-To-Date: Q2'14 vs. Q2'13

Factor	Revenue		Gross Margin
Broadcast	á
Increase in net back payments received for royalties and settlements including an individual item totaling $24.7 million from a large licensee, and higher volumes of TV and STB shipments that incorporate our technologies.
			ßà	Despite the decrease in cost of licensing attributed to lower charges related to certain revenue-sharing agreements, gross margin remained unchanged.
PC	â	Attributed to the transition to the Windows 8 business model and lower unit shipments from continued declines in the underlying PC market.
Mobile	á	Increase in shipment volumes of mobile devices that incorporate our technologies and higher net back payments received for royalties and settlements.
CE	á	Increase in net back payments received for royalties and settlements.
Other	á	Higher revenues from our gaming market largely attributable to the new PlayStation 4 and Xbox One video game consoles that were launched in late 2013.
Products
Products revenue is generated from the sale of audio and video products for the film production, cinema, and television broadcast industries. Cost of products consists primarily of the cost of materials related to products sold, applied labor and manufacturing overhead, and, to a lesser extent, amortization of certain intangible assets. Our cost of products also includes third party royalty obligations paid to license intellectual property that we include in our products.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Products	March 28, 2014	March 29, 2013	$	%	March 28, 2014	March 29, 2013	$	%
Revenue	$14,563	$17,726	$(3,163)	(18)%	$32,667	$43,224	$(10,557)	(24)%
Percentage Of Total Revenue	5%	7%			6%	9%
Cost Of Products	10,293	13,206	(2,913)	(22)%	24,081	31,695	(7,614)	(24)%
Gross Margin	4,270	4,520	(250)	(6)%	8,586	11,529	(2,943)	(26)%
Gross Margin Percentage	29%	25%			26%	27%

Quarter-To-Date: Q2'14 vs. Q2'13

Factor	Revenue		Gross Margin
Digital Cinema - Video	â	Lower unit shipments and lower average selling prices.	á	Recognition of previously deferred revenue in current fiscal period which had only minimal associated deferred costs and lower unit standard costs.
Digital Cinema - Audio	â	Lower unit shipments and lower average selling prices on digital cinema audio processors.	á	Improved product mix including an increased volume of higher margin Atmos equipment.
á
Exhibitor theater installations of Atmos processor equipment, which have steadily increased since shipments began in the third quarter of fiscal 2013 and recognition of previously deferred revenue as third party server OEMs achieved necessary milestones in the current fiscal period.

Film-Based Cinema	â	Lower unit shipments resulting from the industry transition to digital cinema.	â	Higher unit standard costs, partially offset by higher average selling prices.
Other	No material fluctuations.		â	Higher overhead cost variances and warranty charges, partially offset by lower excess manufacturing capacity.

Year-To-Date: Q2'14 vs. Q2'13

Factor	Revenue		Gross Margin
Digital Cinema - Video	â	Lower unit shipments and lower average selling prices.	ßà	Recognition of previously deferred revenue in current fiscal period which had only minimal associated deferred costs and lower unit standard costs.
Digital Cinema - Audio	á
Exhibitor theater installations of Atmos processor equipment, which have steadily increased since shipments began in the third quarter of fiscal 2013 and recognition of previously deferred revenue as third party server OEMs achieved necessary milestones in the current fiscal period.
			á	Improved product mix including an increased volume of higher margin Atmos equipment.
	â	Lower unit shipments and lower average selling prices on digital cinema audio processors.
3D Cinema	â
Lower shipments of glasses and kits and lower average selling prices for kits as the adoption rate of new 3D screens has slowed considerably and competition for the remaining screens increases, partially offset by the recognition of previously deferred revenue in the current fiscal period.
			á	Higher average selling prices and lower unit standard costs for 3D glasses.
			â	Higher unit standard costs for 3D kits.
Film-Based Cinema	â	Lower unit shipments resulting from the industry transition to digital cinema.	â	Higher unit standard costs, partially offset by higher average selling prices.
Other	No material fluctuations.		â	Higher overhead cost variances, partially offset by lower excess manufacturing capacity.
Services
Services revenues consists of fees for consulting, commissioning and training services in support of film production, television broadcast, and music production. Cost of services primarily consists of personnel and personnel-related costs for employees performing our professional services, the cost of outside consultants, and other direct expenses incurred on behalf of customers.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Services	March 28, 2014	March 29, 2013	$	%	March 28, 2014	March 29, 2013	$	%
Revenue	$5,413	$5,165	$248	5%	$12,926	$11,393	$1,533	13%
Percentage Of Total Revenue	2%	2%			3%	2%
Cost Of Services	3,470	3,668	(198)	(5)%	7,063	7,704	(641)	(8)%
Gross Margin	1,943	1,497	446	30%	5,863	3,689	2,174	59%
Gross Margin Percentage	36%	29%			45%	32%

Quarter-To-Date: Q2'14 vs. Q2'13

Factor	Revenue		Gross Margin
Other	á	An increase in Atmos commissioning services.	á	Lower costs due to nonrecurring activities in advance of the Atmos processor product launch in the second quarter of fiscal 2013.

Year-To-Date: Q2'14 vs. Q2'13

Factor	Revenue		Gross Margin
Film-based production services	á	Driven by the release of deferred revenue, partially offset by declines in film-based production services.	á	Lower labor and other related costs.
Other	á	Increase in Atmos commissioning services and maintenance and support services.	á	Decreased installation expenses as the prior comparative period reflected higher labor costs to prepare exhibitor facilities for Atmos-enabled equipment.
Operating Expenses
Research & Development
Research and Development ("R&D") expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	March 28, 2014	March 29, 2013	$	%	March 28, 2014	March 29, 2013	$	%
Research and Development	$44,798	$41,948	$2,850	7%	$89,261	$84,384	$4,877	6%
Percentage of total revenue	16%	17%			18%	17%

Quarter-To-Date: Q2'14 vs. Q2'13

Category	Key Drivers
Compensation & Benefits	á
An increase in employee headcount aimed at developing new product and technology market offerings, in addition to the impact of merit increases across the existing employee base and higher variable compensation costs.

Year-To-Date: Q2'14 vs. Q2'13

Category	Key Drivers
Compensation & Benefits	á
An increase in employee headcount aimed at developing new product and technology market offerings, in addition to the impact of merit increases across the existing employee base and higher variable compensation costs.

Sales & Marketing
Sales and Marketing ("S&M") expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, marketing and promotional expenses particularly for events such as trade shows and conferences, travel-related expenses for our sales and marketing personnel, consulting fees, facilities costs, depreciation and amortization, and information technology expenses.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	March 28, 2014	March 29, 2013	$	%	March 28, 2014	March 29, 2013	$	%
Sales and Marketing	$64,828	$58,130	$6,698	12%	$125,207	$116,551	$8,656	7%
Percentage of total revenue	23%	23%			25%	24%

Quarter-To-Date: Q2'14 vs. Q2'13

Category	Key Drivers
Marketing Programs	á	Higher consulting and other costs associated with expanded marketing programs for numerous initiatives such as Dolby Atmos.
	á	Higher costs associated with industry trade shows and other marketing events.
Legal & Professional Fees	á	An increase in professional fees for intellectual property protection.

Year-To-Date: Q2'14 vs. Q2'13

Category	Key Drivers
Marketing Programs	á	Higher consulting and other costs associated with expanded marketing programs for numerous initiatives such as Dolby Atmos.
	á	Higher costs associated with industry trade shows and other marketing events.
Legal & Professional Fees	á	An increase in professional fees for intellectual property protection.

General & Administrative
General and Administrative ("G&A") expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	March 28, 2014	March 29, 2013	$	%	March 28, 2014	March 29, 2013	$	%
General and Administrative	$46,457	$41,803	$4,654	11%	$88,365	$84,911	$3,454	4%
Percentage of total revenue	17%	17%			17%	17%

Quarter-To-Date: Q2'14 vs. Q2'13

Category	Key Drivers
Legal & Professional Fees	á	Driven by costs incurred in connection with our pending acquisition of Doremi Labs (refer to footnote 12 for additional information).
Compensation & Benefits	á	Increased as a result of the impact of merit increases across the existing employee base and an increase in variable compensation costs.
Consulting & External Labor	á	Higher consulting fees associated with our pending acquisition of Doremi Labs along with increases in IT project implementation costs.

Year-To-Date: Q2'14 vs. Q2'13

Category	Key Drivers
Compensation & Benefits	á	Increased as a result of the impact of merit increases across the existing employee base and an increase in variable compensation costs.
Consulting & External Labor	á	Higher consulting fees associated with our pending acquisition of Doremi Labs along with increases in IT project implementation costs.
Depreciation & Amortization	â	Lower depreciation expense in the current fiscal year-to-date period after certain assets became fully depreciated.
Legal & Professional Fees	á	Driven by costs incurred in connection with our pending acquisition of Doremi Labs, in addition to an increase in costs associated with patent filings and other legal activities.

Restructuring

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	March 28, 2014	March 29, 2013	$	%	March 28, 2014	March 29, 2013	$	%
Restructuring	$86	$—	$86	100%	$3,301	$—	$3,301	100%
Percentage of total revenue	—%	—%			1%	—%
Restructuring charges for the fiscal quarter and year-to-date period ended March 28, 2014 represent costs incurred in relation to a plan implemented during the first quarter of fiscal 2014 to reorganize and consolidate certain activities and positions within our global business infrastructure. These charges primarily related to severance and other related benefits provided to employees that were affected as a result of this action. For additional information on this restructuring plan, refer to Note 7 “Restructuring” to our unaudited interim condensed consolidated financial statements.

Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash, cash equivalents, and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Other Income/Expense	March 28, 2014	March 29, 2013	$	%	March 28, 2014	March 29, 2013	$	%
Interest Income	$920	$904	$16	2%	$1,574	$2,243	$(669)	(30)%
Interest Expense	(93)	(402)	309	(77)%	(205)	(427)	222	(52)%
Other Income/(Expense), Net	(2,823)	188	(3,011)	(1,602)%	(2,594)	901	(3,495)	(388)%
Total	$(1,996)	$690	$(2,686)	(389)%	$(1,225)	$2,717	$(3,942)	(145)%

Quarter-To-Date: Q2'14 vs. Q2'13

Category	Key Drivers
Other Income/Expense	á	Other expense increased as a result of a $3M impairment charge recorded in the current quarter on a cost method investment.
Interest Expense	â	Decreased as the second quarter of fiscal 2013 included higher charges related to accrued interest on a patent obligation.
Year-To-Date: Q2'14 vs. Q2'13

Category	Key Drivers
Other Income/Expense	á	Other expense increased as a result of a $3M impairment charge recorded in the current quarter on a cost method investment.
â
Other income decreased due to lower realized gains from the sale of investment securities during the current fiscal year-to-date period as the prior comparative period benefited from a substantially higher volume of sales of our securities in order to fund the special dividend payment in the first quarter of fiscal 2013.

Interest Income	â
Attributed to lower average investment portfolio balances on which we earned interest during the current fiscal year-to-date period relative to the comparative quarter in the prior fiscal year due to the special dividend payment in the first quarter of fiscal 2013.

Interest Expense	â	Decreased as the prior comparative period included higher interest expense related to accrued interest on a patent obligation.
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Provision for income taxes	$(26,373)	$(22,633)	$(41,828)	$(40,215)
Effective tax rate	26%	27%	26%	26%

Quarter-To-Date: Q2'14 vs. Q2'13

Factor	Impact On Effective Tax Rate
Foreign Operations	â	In the current fiscal quarter, our estimated fiscal year 2014 tax provision reflects a higher proportion of our overall earnings being attributable to lower tax-rate jurisdictions.
Federal R&D Credits	á	Reduced benefits from federal R&D credits as a change in the tax law in January 2013 retroactively reinstated these credits for prior years and expired for periods after December 2013.

Year-To-Date: Q2'14 vs. Q2'13

Factor	Impact On Effective Tax Rate
Foreign Operations	â	In the current fiscal year-to-date period, our estimated fiscal year 2014 tax provision reflects a higher proportion of our overall earnings being attributable to lower tax-rate jurisdictions.
Federal R&D Credits	á	Reduced benefits from federal R&D credits as a change in the tax law in January 2013 retroactively reinstated these credits for prior years and expired for periods after December 2013.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of March 28, 2014, we had cash and cash equivalents of $568.9 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $473.5 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities.
Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of March 28, 2014, $335.3 million, or 32%, was held by our foreign subsidiaries. This represented a $69.3 million increase from the $266.0 million that was held by our foreign subsidiaries as of September 27, 2013. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less the applicable foreign tax credits.

	March 28, 2014	September 27, 2013
	(in thousands)
Cash and cash equivalents	$568,899	$454,397
Short-term investments	169,082	140,267
Long-term investments	304,376	306,338
Accounts receivable, net	109,143	97,460
Accounts payable and accrued liabilities	154,694	148,490
Working capital (1)	790,912	645,764

	Fiscal Year-To-Date Ended
	March 28, 2014	March 29, 2013
	(in thousands)
Net cash provided by operating activities	$179,420	$124,056
Capital expenditures	(17,872)	(12,164)
Repurchase of common stock	(11,660)	(65,433)
Net cash provided by/(used in) investing activities	(64,403)	188,992
Net cash used in financing activities	(992)	(475,959)

(1)	Working capital consists of total current assets less total current liabilities.
Capital Expenditures and Uses of Capital
Our capital expenditures consist of purchases of land, building, building fixtures, laboratory equipment, office equipment, computer hardware and software, leasehold improvements, and production and test equipment. We continue to invest in sales and marketing and research and development that contribute to the overall growth of our business and technological innovation. In fiscal 2012, we purchased an approximately 354,000 square foot property in San Francisco, California for $109.8 million, using existing cash. We are in the process of making substantial improvements to the property in order to prepare the building for its intended use as our new worldwide headquarters.
During the first quarter of fiscal 2013, our Board of Directors declared a special dividend in the amount of $4.00 per share on our Class A and Class B common stock. Payment of the special dividend was made on December 27, 2012 to eligible stockholders of record as of the close of business on December 21, 2012 ("Record Date"). Based on the 102,051,386 shares of common stock outstanding as of the record date, the total special dividend payment was $408.2 million. To fund the dividend payment, we used existing cash along with proceeds from the sale of securities from our investment portfolio.
During the second quarter of fiscal 2014, we entered into a definitive agreement to acquire Doremi Labs, a privately held company headquartered in Burbank, California, for $92.5 million in cash and an additional $20.0 million in contingent consideration that may be earned over a four-year period for meeting certain performance conditions. For additional details, see Note 12 “Acquisitions” to our unaudited interim condensed consolidated financial statements.

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
Indemnification Clauses
We are party to certain contractual agreements under which we have agreed to provide indemnifications of varying scope and duration to the other party relating to our licensed intellectual property. Historically, we have not made any payments for these indemnification obligations and no amounts have been accrued in our unaudited interim condensed consolidated financial statements with respect to these obligations. Due to their varying terms and conditions, we are unable to make a reasonable estimate of the maximum potential amount we could be required to pay. For additional details regarding indemnification clauses within our contractual agreements, see Note 10 “Commitments and Contingencies” to our unaudited interim condensed consolidated financial statements.
Cash Flows
For the following year-to-date comparative analysis performed for each of the sections of the statement of cash flows within this section, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order according to the magnitude of their impact on the overall change.
Operating Activities
Net cash provided by operating activities increased $55.4 million from the fiscal year-to-date period ended March 29, 2013 as compared to the fiscal year-to-date period ended March 28, 2014, primarily due to the following:

Factor	Impact On Cash Flows
Changes in operating assets and liabilities	á	Higher cash collections during the current fiscal year-to-date period.
Net Income	á	Due largely to higher revenues exceeding the increase in operating expenses.
Investing Activities
Net cash provided by/(used in) investing activities decreased $253.4 million from the fiscal year-to-date period ended March 29, 2013 as compared to the fiscal year-to-date period ended March 28, 2014, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds from sales of investments	â
Lower cash inflows due to a decrease in proceeds received from the sale of marketable securities as compared to the prior year-to-date period as we sold significant holdings from our investment portfolio in order to fund the special dividend payment made in the first quarter of fiscal 2013.

Purchase of investments	á	Lower cash outflows as we purchased less available-for-sale marketable securities in the current fiscal year-to-date period.
Financing Activities
Net cash used in financing activities was $475.0 million higher in the fiscal year-to-date period ended March 29, 2013 as compared to the fiscal year-to-date period ended March 28, 2014, primarily due to the following:

Factor	Impact On Cash Flows
Dividend Payment	á
Lower cash outflows due to the payment of a special dividend to holders of our Class A and Class B common stock in the first quarter of fiscal 2013 and absence of such a transaction in the current fiscal year-to-date period.

Share Repurchases	á	Lower cash outflows as we made fewer share repurchases of our common stock in the current fiscal year-to-date period relative to the prior comparative period.
Common Stock Issuance	á	Higher cash inflows associated with the issuance of shares of our common stock resulting from employee stock option exercises and shares issued under our ESPP.
Distributions	á	Lower cash outflows resulting from a distribution made to our controlling interest in the first quarter of fiscal 2013 while no such distributions were made in the current fiscal year-to-date period.

Off-Balance Sheet Arrangements and Contractual Obligations
Our liquidity is not dependent upon the use of off-balance sheet financing arrangements, and we have not entered into any arrangements that are expected to have a material effect on liquidity or the availability of capital resources. Since the end of our most recent fiscal year ended September 27, 2013, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business. For additional details regarding our contractual obligations, see Note 10 “Commitments and Contingencies” to our unaudited interim condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of March 28, 2014, we had cash and cash equivalents of $568.9 million, which consisted of cash and highly liquid money market funds. In addition, we had short-term and long-term investments of $473.5 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper and U.S. agency securities. Our investment policy is focused on the preservation of capital and supporting our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At March 28, 2014, our weighted-average portfolio credit quality was AA and the weighted-average maturity of our investment portfolio was approximately fifteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of March 28, 2014, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $5.0 million and $2.5 million, respectively.
Foreign Currency Exchange Risk
We maintain business operations in foreign countries, most significantly in the United Kingdom, Australia, China, Germany and the Netherlands. Additionally, a growing portion of our business is conducted outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar (primarily British Pound, Australian Dollar, Chinese Yuan Renminbi, Indian Rupee, Japanese Yen, Korean Won and Euro). As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. The majority of our revenue generated from international markets is denominated in U.S. dollars, while the operating expenses of our foreign subsidiaries are predominantly denominated in local currencies. Therefore, our operating expenses will increase when the U.S. dollar weakens against the local currency and decrease when the U.S. dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our consolidated statements of operations. Our foreign operations are subject to the same risks present when conducting business internationally, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions.
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of March 28, 2014 and September 27, 2013, the outstanding derivative instruments had maturities of 31 days or less and the total notional amounts of outstanding contracts were $15.0 million and $11.6 million, respectively. The fair values of these contracts were nominal as of March 28, 2014 and September 27, 2013, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 5 “Fair Value Measurements” to our unaudited interim condensed consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of March 28, 2014. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $0.5 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $0.5 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem less significant may also affect our business operations or financial results. If any of the following risks actually occurs, our business, operating results and financial condition could be materially adversely affected.

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
Mobile Industry Risks. Successful penetration of the mobile device market is critical to our future growth. The mobile device market, particularly smartphones and tablets, is characterized by rapidly changing market conditions, frequent product introductions and intense competition based on features and price. Our Dolby Digital and Dolby Digital Plus technologies are not mandated as an industry standard for mobile devices. We must continually convince mobile device OEMs and end users of mobile devices of the value of our technologies. To date, we have been more successful in the high-end of the smartphone market, and this segment of the market has recently experienced slower growth compared to the low and mid-tier market segments. With shorter product lifecycles, it is easier for mobile device OEMs to remove our technologies from mobile devices than it was for PC OEMs. In the current mobile market, we see some smartphone manufacturers are reducing feature sets in order to achieve profitability, even in high-end devices. Recently, Samsung informed us that Dolby's technology was one of several third party features that would not be included in its Galaxy line of smartphones and tablets. As a result, we expect our Mobile revenue to decline as a percentage of our licensing revenue from 14% in the first half of fiscal

2014 to about 10% in the second half of fiscal 2014.
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
Cinema Industry Risks. Our cinema product sales are subject to fluctuations based on events and conditions in the cinema industry, such as the construction of new screens or upgrade of existing screens. The announcement of our proposed acquisition of Doremi Labs could cause disruptions in our cinema business. For example, our cinema customers may delay, reduce or even cease making purchases of our cinema products from us until they determine whether the acquisition will affect our cinema products and services. A decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be impaired. A number of factors can affect the number of movies that are produced, including strikes and work stoppages within the cinema industry and budgetary constraints and changes in cinema industry business models.
Maturity of Digital Cinema Market. The industry transition to digital cinema is nearing completion, and the demand for new digital cinema screens has dropped significantly, leading to lower sales volumes of our cinema products. Future cinema product growth depends on a number of factors, including new theater construction, the introduction of new technologies, such as Dolby Atmos, and entering into a replacement cycle where previously purchased cinema products are upgraded or replaced. We face a number of challenges relating to the maturity of the digital cinema market, including:

•	Exhibitors may choose competing products with different features or lower prices;

•	Some of our competitors have a significantly greater installed base of digital cinema servers than we do, which may limit our share of the market, particularly in the U.S.; and

•	Pricing and other competitive pressures have caused us to implement pricing strategies which have adversely affected gross margins of our cinema products.
3D Cinema Market Risks. We face risks related to the 3D cinema market, including:

•	Exclusive licensing arrangements between our competitors and exhibitors;

•	Future demand for new 3D enabled screens;

•	Decreases in the number of 3D cinema releases and the commercial success of those releases; and

•	Exhibitors may delay or cancel near term orders for certain of our products pending the outcome of our planned acquisition of Doremi Labs.

Customers and Distributors
Loss of Key Licensee or Customer. A small number of our licensees or customers may represent a significant percentage of our licensing, products, or services revenue. Although we generally have agreements with these licensees or customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit licensees from using competing technologies or customers from purchasing products and services from competitors. Because many of our markets are rapidly evolving, customer demand for our technologies and products can shift quickly. Because of our increased presence in the mobile market where our Dolby Digital and Dolby Digital Plus technologies are not mandated as industry standards, the risk that a large licensee may reduce or eliminate its use of our technologies has increased. For example, Samsung recently informed us that Dolby's technology was one of several third party features that would not be included in its Galaxy line of smartphones and tablets.
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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of March 28, 2014, we had approximately 3,900 issued patents in addition to over 2,800 pending patent applications in more than 60 jurisdictions throughout the world. Our currently issued patents expire at various times through April 2038.
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
On February 23, 2014, we entered into a definitive agreement to acquire Doremi Labs, a privately held company for $92.5 million in cash and up to an additional $20.0 million in contingent consideration that may be earned over a four-year period. The announcement of the acquisition could cause disruptions in our cinema business. For example, our cinema customers may delay, reduce or even cease making purchases of our cinema products from us until they determine whether the acquisition will affect our cinema products and services. In addition, the acquisition could divert the time and attention of our management. We have incurred and will continue to incur legal and other expenses in connection with the pending acquisition, which could have a negative effect on our results of operations. Furthermore, the acquisition is subject to customary closing conditions, including review by United States and international regulators. Depending on these conditions, the transaction is anticipated to close by the end of 2014. However, we cannot provide assurance that the acquisition will be completed within that timeframe, if at all. If the acquisition is not completed, the price of our Class A common stock may drop to the extent that the current market price of our Class A common stock reflects an assumption that a transaction will be completed. In addition, any disruptions to our cinema business resulting from the announcement of the acquisition, including any adverse changes in our relationships with our customers, could continue or accelerate in the event of a failed transaction. There can be no assurance that our stock price, these relationships or our cinema business will not be adversely affected if the acquisition is not consummated.

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

•
Compliance with applicable international laws and regulations, including antitrust laws, that may differ or conflict with laws in other countries where we conduct business, or are otherwise not harmonized with one another;

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
Conflict Minerals. The Securities and Exchange Commission ("SEC") has adopted rules regarding disclosure of the use of conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold), which are sourced from the Democratic Republic of the Congo and surrounding countries. This requirement could affect the sourcing, availability and pricing of materials used in our products as well as the companies we use to manufacture our products. In circumstances where conflict minerals in our products are found to be sourced from the Democratic Republic of the Congo or surrounding countries, Dolby may take further actions to change materials, designs or manufacturers to reduce the possibility that Dolby's contracts to manufacture products that contain conflict minerals finance or benefit local armed groups in the region. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers that can certify to us that they are offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices.  These actions could also add engineering and other costs in connection with the manufacturing of our products.
We have incurred and expect to continue to incur costs to design and implement a process to discover the origin of the conflict minerals used in our products, including components we purchase from third parties, and to audit our conflict minerals reports that we will be required to file beginning this May 2014. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals used in our products through the due diligence procedures that we implement. Our reputation may suffer if we determine that certain of our products contain conflict minerals that are not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. In addition, some customers may require that all of our products are certified to be conflict free and if we cannot satisfy these customers, they may choose a competitor's products.
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

STOCK-RELATED ISSUES
Controlling Stockholder. On September 12, 2013, our founder, Ray Dolby, passed away. At March 28, 2014, Ray Dolby’s family members and their affiliates owned 30,902 shares of our Class A common stock and 52,758,026 shares of our Class B common stock. As of March 28, 2014, Ray Dolby’s family members and their affiliates had voting power of approximately 99.7% of our outstanding Class B common stock, which in the aggregate represented approximately 91.2% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
Moreover, these persons may take actions in their own interests that our other stockholders do not view as beneficial. Absent a transfer of Class B common stock that would trigger an automatic conversion as described above, there is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the fiscal quarter ended March 28, 2014, we issued an aggregate of 34,722 shares of our Class B common stock to certain employees, officers, and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan, for which we received aggregate proceeds of approximately $0.1 million. We believe these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.
As of March 28, 2014, options to purchase an aggregate of 67,090 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering, and no further option grants will be made under our 2000 Stock Incentive Plan. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, and $100.0 million as announced on July 27, 2010, August 4, 2011, and February 8, 2012, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate. As shown in the following table, there was no share repurchase activity under program during the second quarter of fiscal 2014:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Repurchased	Remaining Authorized Share Repurchases (2)
December 28, 2013 - January 24, 2014	—	$—	—	$104.4 million
January 25, 2014 - February 21, 2014	—	—	—	$104.4 million
February 22, 2014 - March 28, 2014	—	—	—	$104.4 million
Total	—		—

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Filed Herewith
10.1*	Consulting Services Agreement dated February 7, 2014, by and between David Dolby and Dolby Laboratories, Inc.				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				‡
101.INS	XBRL Instance Document				‡
101.SCH	XBRL Taxonomy Extension Schema Document				‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				‡
101.DEF	XBRL Extension Definition				‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				‡

*	Denotes a management contract or compensatory plan or arrangement.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 30, 2014

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)