Form 10-Q
period 2014-06-27
Dolby Laboratories, Inc.
filed 2014-07-30
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On July 18, 2014, the registrant had 49,224,360 shares of Class A common stock, par value $0.001 per share, and 52,902,285 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended June 27, 2014

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 27, 2014	September 27, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$590,097	$454,397
Restricted cash	3,334	3,175
Short-term investments	181,446	140,267
Accounts receivable, net of allowance for doubtful accounts of $1,118 and $514	95,259	97,460
Inventories	9,185	10,093
Deferred taxes	85,183	84,238
Prepaid expenses and other current assets	22,446	28,949
Total current assets	986,950	818,579
Long-term investments	313,505	306,338
Property, plant and equipment, net	252,389	242,917
Intangible assets, net	50,225	41,315
Goodwill	279,966	279,724
Deferred taxes	46,200	37,434
Other non-current assets	9,541	11,638
Total assets	$1,938,776	$1,737,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,626	$10,695
Accrued liabilities	153,070	137,795
Income taxes payable	7,310	3,394
Deferred revenue	13,167	20,931
Total current liabilities	185,173	172,815
Long-term deferred revenue	19,471	19,663
Other non-current liabilities	47,968	45,441
Total liabilities	252,612	237,919

Stockholders’ equity:
Class A common stock, $0.001 par value, one vote per share, 500,000,000 shares authorized: 49,199,196 shares issued and outstanding at June 27, 2014 and 46,862,893 at September 27, 2013	50	47
Class B common stock, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 52,902,393 shares issued and outstanding at June 27, 2014 and 54,876,494 at September 27, 2013	53	55
Additional paid-in capital	41,289	18,812
Retained earnings	1,614,544	1,454,382
Accumulated other comprehensive income	8,678	7,814
Total stockholders’ equity – Dolby Laboratories, Inc.	1,664,614	1,481,110
Controlling interest	21,550	18,916
Total stockholders’ equity	1,686,164	1,500,026
Total liabilities and stockholders’ equity	$1,938,776	$1,737,945
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Revenue:
Licensing	$205,625	$184,707	$669,901	$616,038
Products	12,971	17,381	45,638	60,605
Services	4,754	4,986	17,680	16,379
Total revenue	223,350	207,074	733,219	693,022

Cost of revenue:
Cost of licensing	4,389	4,053	12,132	13,542
Cost of products	10,860	16,269	34,941	47,964
Cost of services	3,620	4,018	10,683	11,722
Total cost of revenue	18,869	24,340	57,756	73,228

Gross margin	204,481	182,734	675,463	619,794

Operating expenses:
Research and development	46,786	42,915	136,047	127,299
Sales and marketing	63,602	58,528	188,809	175,079
General and administrative	44,205	38,413	132,570	123,324
Restructuring charges/(credits)	(688)	5,930	2,613	5,930
Total operating expenses	153,905	145,786	460,039	431,632

Operating income	50,576	36,948	215,424	188,162

Other income/expense:
Interest income	959	820	2,533	3,063
Interest expense	(251)	(77)	(456)	(504)
Other income/(expense), net	530	156	(2,064)	1,057
Total other income/expense	1,238	899	13	3,616

Income before income taxes	51,814	37,847	215,437	191,778
Provision for income taxes	(11,251)	(7,345)	(53,079)	(47,560)
Net income including controlling interest	40,563	30,502	162,358	144,218
Less: net (income) attributable to controlling interest	(784)	(286)	(2,196)	(742)
Net income attributable to Dolby Laboratories, Inc.	$39,779	$30,216	$160,162	$143,476

Net Income Per Share:
Basic	$0.39	$0.30	$1.57	$1.41
Diluted	$0.38	$0.29	$1.55	$1.39
Weighted-Average Shares Outstanding:
Basic	102,350	101,751	102,131	101,917
Diluted	103,942	103,031	103,605	102,999

Related party rent expense:
Included in operating expenses	$640	$1,494	$1,332	$2,180
Included in net income attributable to controlling interest	$1,164	$831	$3,669	$2,467
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net income including controlling interest	$40,563	$30,502	$162,358	$144,218
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(75)	(2,008)	846	(3,878)
Unrealized gains/(losses) on available-for-sale securities, net of tax	279	(852)	456	(1,414)
Comprehensive income	40,767	27,642	163,660	138,926
Less: comprehensive (income) attributable to controlling interest	(1,004)	(388)	(2,634)	(326)
Comprehensive income attributable to Dolby Laboratories, Inc.	$39,763	$27,254	$161,026	$138,600
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 27, 2013	$102	$18,812	$1,454,382	$7,814	$1,481,110	$18,916	$1,500,026
Net income	—	—	160,162	—	160,162	2,196	162,358
Currency translation adjustments, net of tax of $7	—	—	—	408	408	438	846
Unrealized gains on investments, net of tax of $(254)	—	—	—	456	456	—	456
Stock-based compensation expense	—	48,773	—	—	48,773	—	48,773
Repurchase of common stock	(1)	(40,957)	—	—	(40,958)	—	(40,958)
Tax (deficiency) from employee stock plans	—	(263)	—	—	(263)	—	(263)
Class A common stock issued under employee stock plans	2	23,856	—	—	23,858	—	23,858
Tax withholdings on vesting of restricted stock	—	(9,221)	—	—	(9,221)	—	(9,221)
Exercise of Class B stock options	—	289	—	—	289	—	289
Balance at June 27, 2014	$103	$41,289	$1,614,544	$8,678	$1,664,614	$21,550	$1,686,164

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 28, 2012	$103	$—	$1,709,479	$10,687	$1,720,269	$22,964	$1,743,233
Net income	—	—	143,476	—	143,476	742	144,218
Currency translation adjustments, net of tax of $1,037	—	—	—	(3,461)	(3,461)	(417)	(3,878)
Unrealized losses on investments, net of tax of $793	—	—	—	(1,414)	(1,414)	—	(1,414)
Distributions to controlling interest	—	—	—	—	—	(5,039)	(5,039)
Stock-based compensation expense	—	49,932	—	—	49,932	—	49,932
Repurchase of common stock	(1)	(37,979)	(36,162)	—	(74,142)	—	(74,142)
Cash dividends declared and paid on common stock	—	—	(408,206)	—	(408,206)	—	(408,206)
Tax (deficiency) from employee stock plans	—	(2,749)	—	—	(2,749)	—	(2,749)
Class A common stock issued under employee stock plans	—	13,313	—	—	13,313	—	13,313
Tax withholdings on vesting of restricted stock	—	(5,709)	—	—	(5,709)	—	(5,709)
Exercise of Class B stock options	—	303	—	—	303	—	303
Balance at June 28, 2013	$102	$17,111	$1,408,587	$5,812	$1,431,612	$18,250	$1,449,862
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	June 27, 2014	June 28, 2013
Operating activities:
Net income including controlling interest	$162,358	$144,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,991	39,615
Stock-based compensation	48,773	49,932
Amortization of premium on investments	7,056	8,101
Excess tax benefit from exercise of stock options	(1,857)	(621)
Provision for doubtful accounts	625	(89)
Deferred income taxes	(9,936)	(12,973)
Other non-cash items affecting net income	2,455	(800)
Changes in operating assets and liabilities:
Accounts receivable	1,581	(30,829)
Inventories	2,654	5,636
Prepaid expenses and other assets	(1,801)	8,881
Accounts payable and other liabilities	17,033	(840)
Income taxes, net	11,830	(3,164)
Deferred revenue	(7,956)	655
Other non-current liabilities	162	1,723
Net cash provided by operating activities	271,968	209,445

Investing activities:
Purchase of investments	(303,350)	(416,688)
Proceeds from sales of investment securities	140,297	534,109
Proceeds from maturities of investment securities	105,602	92,850
Purchases of property, plant and equipment	(37,122)	(17,801)
Purchases of intangible assets	(19,950)	(4,050)
Proceeds from sale of property, plant and equipment and assets held for sale	3,355	376
Change in restricted cash	(159)	(1,957)
Net cash provided by/(used in) investing activities	(111,327)	186,839

Financing activities:
Proceeds from issuance of common stock	24,147	13,616
Repurchase of common stock	(40,958)	(74,142)
Payment of cash dividend	—	(408,206)
Distribution to controlling interest	—	(5,039)
Excess tax benefit from the exercise of stock options	1,857	621
Shares repurchased for tax withholdings on vesting of restricted stock	(9,221)	(5,709)
Net cash used in financing activities	(24,175)	(478,859)
Effect of foreign exchange rate changes on cash and cash equivalents	(766)	(1,464)
Net increase/(decrease) in cash and cash equivalents	135,700	(84,039)
Cash and cash equivalents at beginning of period	454,397	492,600
Cash and cash equivalents at end of period	$590,097	$408,561

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$50,194	$64,155
Cash paid for interest	$3	$66
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
The results for the fiscal quarter ended June 27, 2014 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 26, 2014.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 and 39 week periods ended June 27, 2014 and June 28, 2013. Our fiscal year ending September 26, 2014 (fiscal 2014) and our fiscal year ended September 27, 2013 (fiscal 2013) both consist of 52 weeks.
Reclassifications
We have reclassified certain prior period amounts within our unaudited interim condensed consolidated financial statements and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income or net income.

2. Summary of Significant Accounting Policies
We continually assess any Accounting Standards Updates ("ASUs") or other new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") to determine their applicability and impact on us. Where it is determined that a new accounting pronouncement will result in a change to our financial reporting, we take the appropriate steps to ensure that such changes are properly reflected in our consolidated financial statements or notes thereto.
Recently Issued Accounting Standards
Adopted Standards
Accumulated Other Comprehensive Income.  In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This new standard, which we adopted in the first quarter of fiscal 2014, adds enhanced disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income ("AOCI") with the intent of helping entities improve the transparency of changes in Other Comprehensive Income ("OCI") and items reclassified out of AOCI in their financial statements. The standard is to be applied on a prospective basis, and requires registrants to disclose either in a single note, or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. Since this new standard only results in changes to our financial statement presentation and does not amend any existing requirements for reporting net income or OCI in the financial statements, adoption of this standard does not impact our financial position or results of operations.
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
Standards Not Yet Effective
Revenue Recognition.  On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on October 1, 2017 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of June 27, 2014 and September 27, 2013 (amounts displayed in thousands, except as otherwise noted).

Cash, Cash Equivalents, and Investments

	June 27, 2014		September 27, 2013
Cash and cash equivalents:
Cash	$554,315		$420,069
Cash equivalents:
Money market funds	833		16,193
U.S. agency securities	32,927		13,135
Commercial paper	—		5,000
Corporate bonds	2,022		—
Total cash and cash equivalents	590,097		454,397

Short-term investments:
U.S. agency securities	32,449		6,007
Commercial paper	4,985		5,991
Corporate bonds	22,997		43,847
Municipal debt securities	121,015		84,422
Total short-term investments	181,446		140,267

Long-term investments:
U.S. agency securities	24,982		40,924
Corporate bonds	128,889		90,391
Municipal debt securities	159,134		172,023
Other long-term investments	500	(2)	3,000	(3)
Total long-term investments	313,505		306,338
Total cash, cash equivalents and investments (1)	$1,085,048		$901,002

(1)	Total cash, cash equivalents, and investments exclude $3.3 million and $3.2 million of restricted cash as of June 27, 2014 and September 27, 2013.

(2)	Other long-term investments include a cost method investment of $0.5 million as of June 27, 2014 that was made during the second quarter of fiscal 2014.

(3)
Other long-term investments include a cost method investment of $3.0 million as of September 27, 2013. During the second quarter of fiscal 2014, we recorded a write-off charge to reduce the carrying value to zero in recognition of an other-than-temporary impairment.

Our investment portfolio, which is recorded as cash equivalents and both short and long-term investments, consists of the following:

	June 27, 2014
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$833	$—	$—	$833
U.S. agency securities	90,359	10	(11)	90,358
Commercial paper	4,985	—	—	4,985
Corporate bonds	153,498	436	(26)	153,908
Municipal debt securities	279,540	639	(30)	280,149
Cash equivalents and investments	$529,215	$1,085	$(67)	$530,233

	September 27, 2013
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$16,193	$—	$—	$16,193
U.S. agency securities	60,126	16	(76)	60,066
Commercial paper	10,991	—	—	10,991
Corporate bonds	134,097	315	(174)	134,238
Municipal debt securities	256,218	384	(157)	256,445
Cash equivalents and investments	$477,625	$715	$(407)	$477,933

The following tables show the gross unrealized losses and the fair value for those available-for-sale securities that were in an unrealized loss position:

	June 27, 2014
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$28,438	$(11)	$5,000	$—	$33,438	$(11)
Corporate bonds	41,047	(26)	—	—	41,047	(26)
Municipal debt securities	46,354	(19)	2,500	(11)	48,854	(30)
Total	$115,839	$(56)	$7,500	$(11)	$123,339	$(67)

	September 27, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$21,407	$(76)	$—	$—	$21,407	$(76)
Corporate bonds	53,350	(174)	—	—	53,350	(174)
Municipal debt securities	72,485	(157)	—	—	72,485	(157)
Total	$147,242	$(407)	$—	$—	$147,242	$(407)
The unrealized losses on our available-for-sale securities were primarily as a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. Although we had certain securities that were in an unrealized loss position as of June 27, 2014, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at June 27, 2014 or September 27, 2013 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within our investment portfolio based on stated maturities as of June 27, 2014 and September 27, 2013, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets:

	June 27, 2014		September 27, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$214,161	$214,330	$158,275	$158,402
Due in 1 to 2 years	189,504	190,087	172,993	173,373
Due in 2 to 3 years	124,716	124,986	130,164	129,965
Total	$528,381	$529,403	$461,432	$461,740
Accounts Receivable

Accounts Receivable, Net	June 27, 2014	September 27, 2013
Trade accounts receivable	$73,699	$86,823
Accounts receivable related to patent administration program	22,678	11,151
Accounts Receivable, Gross	96,377	97,974
Less: allowance for doubtful accounts	(1,118)	(514)
Accounts Receivable, Net	$95,259	$97,460
Inventories

Inventory	June 27, 2014	September 27, 2013
Raw materials	$936	$2,050
Work in process	94	—
Finished goods	8,155	8,043
Total	$9,185	$10,093

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $2.2 million and $4.0 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of June 27, 2014 and September 27, 2013, respectively. The majority of the inventory included in non-current assets was purchased in bulk in fiscal 2012 to obtain a significant volume discount, and is expected to be consumed over a period that exceeds twelve months. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses and Other Current Assets

Prepaid Expenses And Other Current Assets	June 27, 2014	September 27, 2013
Prepaid expenses	$13,041	$10,195
Other current assets	7,501	10,863
Income tax receivable	1,904	7,891
Total	$22,446	$28,949

During the third quarter of fiscal 2014, we sold the land and building from one of our properties located in Wootton Bassett, U.K for $3.3 million. In connection with the sale, we recognized a gain of $0.4 million in other income. Prior to sale, the carrying value of both the land and building sold as part of this transaction as well as a parcel of adjacent land not part of the sale were classified as held for sale and included in other current assets as management had previously committed to a plan to sell these properties. Management still intends to sell the remaining unsold parcel of land within the next twelve months, and will therefore continue to classify it as held for sale. Accordingly, other current assets as of June 27, 2014 includes the carrying value of this parcel of land of $1.0 million.

Property, Plant and Equipment

Property, Plant And Equipment	June 27, 2014	September 27, 2013
Land	$46,208	$46,049
Buildings	32,665	32,305
Leasehold improvements	67,499	64,991
Machinery and equipment	45,089	38,408
Computer systems and software	102,155	91,939
Furniture and fixtures	13,589	13,490
Construction in progress	107,378	88,872
Property, Plant And Equipment, Gross	414,583	376,054
Less: accumulated depreciation	(162,194)	(133,137)
Property, Plant And Equipment, Net	$252,389	$242,917
Property, plant and equipment are recorded at cost, with depreciation expense included in cost of products, cost of services, research and development expenses, sales and marketing expenses and general and administrative expenses in our consolidated statements of operations.
During fiscal 2012, we purchased commercial office property in San Francisco, California for approximately $109.8 million. Based on a fair value analysis, we allocated $35.5 million of the property's purchase price to the land and $74.3 million to the building. We are currently in the process of making substantial improvements to the property in order to prepare the building for its intended use as our new worldwide headquarters. As such, construction in progress as of the end of both fiscal periods presented above includes the book value of the building and related costs of construction.
Additionally, we purchased a commercial office building in Sunnyvale, California for $19.7 million subsequent to the June 27, 2014 fiscal quarter-end. Refer to Note 13 “Subsequent Events” for additional information on this transaction.
Goodwill and Intangible Assets
We completed our annual goodwill impairment assessment in the fiscal quarter ended June 27, 2014 related to our consolidated balance of goodwill of $280.0 million. We determined, after performing step one of the two-step goodwill impairment assessment, that there was no goodwill impairment. We did not incur any goodwill impairment losses in either the fiscal year-to-date period ended June 27, 2014 or June 28, 2013.

The following table outlines changes to the carrying amount of goodwill:

Goodwill
Balance at September 27, 2013	$279,724
Translation adjustments	242
Balance at June 27, 2014	$279,966
Intangible assets subject to amortization consist of the following:

	June 27, 2014			September 27, 2013
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$100,012	$(59,195)	$40,817	$79,925	$(51,267)	$28,658
Customer relationships	30,725	(21,983)	8,742	30,723	(19,592)	11,131
Other intangibles	21,000	(20,334)	666	20,992	(19,466)	1,526
Total	$151,737	$(101,512)	$50,225	$131,640	$(90,325)	$41,315
Amortization expense for our intangible assets is included in cost of licensing, cost of products, research and development and sales and marketing expenses in our consolidated statements of operations. As of June 27, 2014, expected amortization expense of our intangible assets in future periods is as follows:

Fiscal Year	Amortization Expense
Remainder of Fiscal 2014	$4,008
2015	13,626
2016	11,445
2017	8,302
2018	2,999
Thereafter	9,845
Total	$50,225
Accrued Liabilities

Accrued Liabilities	June 27, 2014	September 27, 2013
Accrued royalties	$9,293	$6,075
Amounts payable to joint licensing program partners	46,185	40,091
Accrued compensation and benefits	58,684	54,423
Accrued professional fees	6,840	4,402
Other accrued liabilities	32,068	32,804
Total	$153,070	$137,795
Other Non-Current Liabilities

Other Non-Current Liabilities	June 27, 2014	September 27, 2013
Supplemental retirement plan obligations	$2,315	$2,144
Non-current tax liabilities	33,188	30,986
Other liabilities	12,465	12,311
Total	$47,968	$45,441
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

The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$39,779	$30,216	$160,162	$143,476

Denominator:
Weighted-average shares outstanding—basic	102,350	101,751	102,131	101,917
Potential common shares from options to purchase common stock	616	307	500	293
Potential common shares from restricted stock units	976	973	974	789
Weighted-average shares outstanding—diluted	103,942	103,031	103,605	102,999

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.39	$0.30	$1.57	$1.41
Diluted	$0.38	$0.29	$1.55	$1.39

Antidilutive awards excluded from calculation:
Stock options	3,563	5,048	3,915	5,274
Restricted stock units	184	354	1,756	1,769

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

The following tables present information about the fair value of our financial assets and liabilities measured on a recurring basis, and indicates the classification within the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands):

	June 27, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in supplemental retirement plan (1)	$2,413	$—	$—	$2,413
Money market funds (2)	833	—	—	833
U.S. agency securities (2), (3), (4)	90,358	—	—	90,358
Commercial paper (3)	—	4,985	—	4,985
Corporate bonds (2), (3), (4)	—	153,908	—	153,908
Municipal debt securities (3), (4)	—	280,149	—	280,149
Total	$93,604	$439,042	$—	$532,646

Liabilities:
Investments held in supplemental retirement plan (5)	$2,413	$—	$—	$2,413
Total	$2,413	$—	$—	$2,413

	September 27, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in supplemental retirement plan (1)	$2,242	$—	$—	$2,242
Money market funds (2)	16,193	—	—	16,193
U.S. agency securities (2), (3), (4)	60,066	—	—	60,066
Commercial paper (2), (3)	—	10,991	—	10,991
Corporate bonds (3), (4)	—	134,238	—	134,238
Municipal debt securities (3), (4)	—	256,445	—	256,445
Total	$78,501	$401,674	$—	$480,175

Liabilities:
Investments held in supplemental retirement plan (5)	$2,242	$—	$—	$2,242
Total	$2,242	$—	$—	$2,242

(1)	These assets are included within prepaid expenses and other current assets and within other non-current assets.

(2)	These assets are included within cash and cash equivalents.

(3)	These assets are included within short-term investments.

(4)	These assets are included within long-term investments.

(5)	These liabilities are included within accrued liabilities and within other non-current liabilities.
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
We did not own any Level 3 financial assets or liabilities as of June 27, 2014 or September 27, 2013.

6. Stockholders’ Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options, restricted stock units ("RSUs") and stock appreciation rights ("SARs") under our equity incentive plans, as well as shares under our Employee Stock Purchase Plan (“ESPP”).

Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At June 27, 2014, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At June 27, 2014, we had 49,199,196 shares of Class A common stock and 52,902,393 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
Stock Incentive Plans
2000 Stock Incentive Plan.    Effective October 2000, we adopted the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan, as amended, provides for the issuance of incentive and non-qualified stock options to our employees, directors, and consultants to purchase up to 15.1 million shares of Class B common stock. Under the terms of this plan, options became exercisable as established by the Board of Directors (ratably over four years), and expire ten years after the date of the grant. Options issued under the plan were made at their grant-date fair market value. Subsequent to fiscal 2005, no further options were granted under this plan. The 2000 Stock Incentive Plan terminated on October 1, 2010 and no shares of our common stock remained available for future issuance under that plan other than pursuant to outstanding options. As of June 27, 2014, there were options outstanding to purchase 17,611 shares of Class B common stock, all of which were vested and exercisable, with a remaining weighted-average contractual life of 0.3 years.
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
As of June 27, 2014, there were options outstanding to purchase 7.9 million shares of Class A common stock, of which 3.3 million were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 7.6 years.
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

The following table summarizes information about stock options issued under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 27, 2013	6,385	$29.82
Grants	2,442	37.96
Exercises	(669)	25.58
Forfeitures and cancellations	(246)	31.24
Options outstanding at June 27, 2014	7,912	32.65	7.6	$76,481
Options vested and expected to vest at June 27, 2014	7,581	32.60	7.6	73,678
Options exercisable at June 27, 2014	3,278	30.01	5.9	40,842

(1)	Aggregate intrinsic value is based on the closing price of our common stock on June 27, 2014 of $42.18 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs which vest based on the satisfaction of specific performance criteria, although no such awards have been granted as of June 27, 2014. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 27, 2013	2,853	$34.66
Granted	1,237	38.21
Vested	(746)	36.65
Forfeitures	(187)	34.84
Non-vested at June 27, 2014	3,157	35.57
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
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Expected term (in years)	4.58	4.37	4.58	4.37
Risk-free interest rate	1.5%	0.6%	1.4%	0.5%
Expected stock price volatility	31.5%	35.3%	32.0%	40.4%
Dividend yield	—	—	—	—
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
The two tables shown below separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands). No compensation cost was capitalized in either the fiscal quarter or year-to-date periods ended June 27, 2014 or June 28, 2013.
Compensation Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Compensation Expense - By Type
Stock options	$5,121	$5,438	$14,378	$17,437
Restricted stock units	9,899	10,967	31,721	29,826
Employee stock purchase plan	946	878	2,674	2,669
Total stock-based compensation	15,966	17,283	48,773	49,932
Benefit from income taxes	(4,700)	(5,143)	(14,386)	(15,053)
Total stock-based compensation, net of tax	$11,266	$12,140	$34,387	$34,879

Compensation Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Compensation Expense - By Classification
Cost of products	$193	$187	$600	$585
Cost of services	97	84	297	308
Research and development	4,476	4,133	13,672	13,033
Sales and marketing	5,764	5,569	17,121	16,736
General and administrative	5,436	5,443	17,083	17,403
Restructuring	—	1,867	—	1,867
Total stock-based compensation expense	$15,966	$17,283	$48,773	$49,932
The tax benefit that we recognize from certain exercises of ISOs and shares issued under our ESPP are excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Tax benefit - stock option exercises & shares issued under ESPP	$148	$220	$458	$360
Unrecognized Compensation Expense.    At June 27, 2014, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $48.8 million, which is expected to be recognized over a weighted-average period of 2.7 years. At June 27, 2014, total unrecorded compensation expense associated with RSUs expected to vest was approximately $82.3 million, which is expected to be recognized over a weighted-average period of 2.7 years.
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
In connection with the declaration of this dividend in the first quarter of fiscal 2013, we adjusted the number and exercise price of certain eligible outstanding stock options and SARs granted under our 2005 Stock Plan and 2000 Stock Incentive Plan in a manner intended to preserve the pre-cash dividend economic value of these awards. Eligible awards include stock options and SARs that were granted prior to December 2012 and were outstanding as of the day following the record date, with the exception of stock options held by employees in Australia that were not adjusted due to tax considerations. The modification of these existing awards at the dividend declaration date resulted in a total net incremental compensation cost of approximately $7.9 million, which is being recognized over the vesting periods of the original awards, determined on a grant-by-grant basis, based on the extent to which the awards were vested as of the date of modification. The incremental charge related to all fully-vested awards as of the modification date was recognized immediately in the first quarter of fiscal 2013, while the vesting period for those awards not fully-vested at the time of modification range from one to four years. Of the total incremental charge, approximately $0.9 million and $4.2 million was recognized in the fiscal year-to-date period ended June 27, 2014 and June 28, 2013, respectively.
Additionally, all outstanding RSUs under the 2005 Stock Plan that were unvested on the day following the record date, including RSUs that were granted on the record date, were modified to allow for the granting of a dividend equivalent (as such term is defined in the 2005 Stock Plan) with respect to each share of our Class A common stock underlying the unvested RSU. The dividend equivalent is payable in cash in a per share amount equal to the per share cash dividend on the same date that the related underlying RSU shares vest. The granting of the dividend equivalent for all outstanding RSUs resulted in a total net incremental compensation cost of approximately $11.9 million, which is being recognized over the remaining vesting periods of the RSUs at the date of modification, determined on a grant-by-grant basis. These vesting periods range from one to four years beginning on the first anniversary of the grant. Of the total incremental charge, approximately $2.4 million and $3.5 million was recognized in the fiscal year-to-date period ended June 27, 2014 and June 28, 2013, respectively.

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
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of June 27, 2014, the remaining authorization to purchase additional shares is approximately $75.1 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2014:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 27, 2013	330,000	$11,660	$35.32
Q2 - Quarter ended March 28, 2014	—	—	—
Q3 - Quarter ended June 27, 2014	730,000	29,298	40.12
Total	1,060,000	$40,958

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.

7. Restructuring
Fiscal 2014 Restructuring Plan.    In October 2013, we implemented a plan to reorganize and consolidate certain activities and positions within our global business infrastructure. As a result, we recorded $3.3 million in restructuring costs during the fiscal year-to-date period ended June 27, 2014, representing severance and other related benefits offered to approximately 50 employees that were affected as a result of this action.
Changes in restructuring accruals under this restructuring plan were as follows (in thousands):

Severance and associated costs
Restructuring charges	$3,301
Cash payments	(3,025)
Non-cash and other adjustments	(5)
Balance at June 27, 2014	$271
During the fiscal quarter ended June 27, 2014, we recognized a $0.7 million credit representing the release of a facility exit obligation accrued under our Fiscal 2013 Restructuring Plan following the sale of certain property located in Wootton Bassett, U.K during the quarter. Aside from the release of this liability, there was no other activity relating to our Fiscal 2013 Restructuring Plan during the fiscal quarter ended June 27, 2014.
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
Unrecognized Tax Benefit
Our gross unrecognized tax benefit is reduced by a liability recorded so that our unrecognized tax benefit represents the amount that we ultimately expect to be realized. As of June 27, 2014, the total amount of gross unrecognized tax benefits was $33.9 million, of which $22.1 million, if recognized, would reduce our effective tax rate. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Withholding Taxes	$12,022	$8,970	$35,120	$30,261
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate increased from 19% in the third quarter of fiscal 2013 to 22% in the third quarter of fiscal 2014, which reflects reduced benefits from federal R&D tax credits that were retroactively reinstated in January 2013 and which expired in December 2013. Additionally, we received a benefit to our effective tax rate in the third quarter of fiscal 2013 related to the re-organization of a foreign subsidiary which resulted in the release of certain deferred tax liabilities. The overall increase in the rate was partially offset by the benefit received during the third quarter of fiscal 2014 from a higher proportion of overall earnings attributable to lower tax-rate jurisdictions.
On a year-to-date basis, our effective tax rate remained unchanged as it was 25% in both the fiscal year-to-date period ended June 27, 2014 and 25% in the fiscal year-to-date period ended June 28, 2013 and reflects the same factors as discussed above.
9. Accumulated Other Comprehensive Income
Other comprehensive income ("OCI") consists of two components: unrealized gains or losses on our available-for-sale marketable investment securities and the gain or loss from foreign currency translation adjustments. Until realized and reported as a component of net income, these comprehensive income items accumulate and are included within accumulated other comprehensive income ("AOCI"), a subsection within stockholders’ equity in our consolidated balance sheet. Unrealized gains and losses on our investment securities are reclassified from AOCI into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in AOCI.

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended June 27, 2014			Fiscal Year-To-Date Ended June 27, 2014
	Unrealized Gain/Loss - Investments	Currency Translation Adjustments	Total	Unrealized Gain/Loss - Investments	Currency Translation Adjustments	Total
Balance, Beginning Of Period	$380	$8,314	$8,694	$203	$7,611	$7,814
Other Comprehensive Income Before Reclassifications:
Unrealized Gains - Investment Securities	484		484	1,055		1,055
Foreign Currency Translation Gains/(Losses) (1)		(366)	(366)		401	401
Income Tax Effect - Benefit/(Expense) (2)	(173)	71	(102)	(377)	7	(370)
Net Of Tax	311	(295)	16	678	408	1,086
Amounts Reclassified From AOCI Into Earnings:
Realized (Gains) - Investment Securities (1)	(49)		(49)	(345)		(345)
Income Tax Effect - Expense (2)	17		17	123		123
Net Of Tax	279	(295)	(16)	456	408	864
Balance, End Of Period	$659	$8,019	$8,678	$659	$8,019	$8,678

(1)
Realized gains or losses from the sale of our available-for-sale investment securities or from foreign currency translation adjustments are included within other income/expense, net in our consolidated statements of operations.

(2)	The income tax benefit or expense is included within provision for income taxes in our consolidated statements of operations.

10. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of June 27, 2014 (in thousands):

	Payments Due By Fiscal Period
	Remainder Of Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total
Naming rights	$—	$7,432	$7,525	$7,619	$7,715	$118,699	$148,990
Operating leases	4,625	15,481	10,458	9,056	7,939	40,329	87,888
Purchase obligations	1,681	3,082	1,454	67	—	—	6,284
Total	$6,306	$25,995	$19,437	$16,742	$15,654	$159,028	$243,162
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
Operating Lease Payments.     Operating lease payments represent our commitments for future minimum rent made under non-cancellable leases for office space, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries.
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

12. Acquisitions
On February 23, 2014, we entered into a definitive agreement to acquire Doremi Labs ("Doremi"), a privately held company, for $92.5 million in cash and up to an additional $20.0 million in contingent consideration that may be earned over a four-year period. Headquartered in Burbank, California, Doremi is a leading developer and manufacturer of digital cinema servers and format converters for the broadcast, postproduction, and professional audio/visual markets and is a world leader in digital cinema technology. The acquisition is subject to customary closing conditions, including review by United States and international regulators, and it is anticipated to close by the end of the 2014 calendar year.

13. Subsequent Events

Purchase Of Commercial Office Building In Sunnyvale, CA.    On July 14, 2014, we completed the purchase of a commercial office building in Sunnyvale, California for $19.7 million that we were occupying under a 7.5 year lease that had not yet run its full term. Purchase of the building prior to expiration of the lease term requires that we recognize existing deferred credits from rent concessions and other allowances. Thus, the building’s new carrying value will comprise the acquisition price plus the carrying value of existing leasehold improvements, less existing deferred rent credits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and are subject to risks and uncertainties, including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; market growth opportunities and trends; our plans, strategies and expected opportunities; and future competition. Use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar expressions indicates a forward-looking statement. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to new developments or actual results.
OVERVIEW
Dolby Laboratories creates audio, video, and voice technologies that transform entertainment and communications at the cinema, at home, at work and on mobile devices. Founded in 1965, our core strengths stem from expertise in digital signal processing and compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multichannel sound for cinema, digital television transmissions and devices, and DVD and Blu-ray discs and devices. More recently, our technologies have played a prominent role in the development of the next generation of audio technologies for the cinema, home entertainment, mobile and gaming experiences. Today, we derive the majority of our revenue from licensing our audio technologies. We have also been developing technologies aimed at enhancing voice conferencing communications and imaging. For example, in early 2014, we introduced Dolby Vision, a new imaging technology that offers more realistic distinctions in color, brighter highlights and improved shadow details that is expected to be incorporated in televisions by the end of 2014. We also provide products and services that enable entertainment content creators and distributors to produce, encode, transmit and playback content for superior consumer experiences.
Revenue Generation
We generate revenue primarily from licensing our technologies and from the sale of our products. We license our technologies to various third parties who incorporate them into devices to enable and enhance both audio and video capabilities. Collectively, licensed devices and our products cover a wide range of end-user experiences:
At Home: Software vendors and OEMs of devices such as digital televisions, set-top boxes ("STBs"), audio/video receivers ("AVRs"), home-theater-in-a-box systems ("HTIBs"), DVD and Blu-ray devices and gaming consoles;
At Work: OEMs of PCs as well as an audio and video conference service provider that incorporates specified digital audio technologies into their solutions for superior spatial perception and voice clarity;
At the Cinema: Movie theatres that use our Dolby Atmos, 3D, and surround sound digital audio technology to provide immersive sound and images; and
On Mobile Devices: Software vendors and OEMs of devices such as smartphones, tablets and other mobile entertainment systems.
The following table presents a summary of the composition of our revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Revenue	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Licensing	92%	89%	92%	89%
Products	6%	8%	6%	9%
Services	2%	3%	2%	2%
Total	100%	100%	100%	100%

We license our technologies in 49 countries, and our licensees distribute products that incorporate our technologies throughout the world. We sell our products and services in over 80 countries. As shown in the table below, we generate a significant portion of our revenue from outside the United States. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed.

	Fiscal Year-To-Date Ended
Revenue By Geographic Location	June 27, 2014	June 28, 2013
United States	29%	30%
International	71%	70%
Licensing
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
Implementation licensees pay us a one-time, up-front fee per license. In exchange, the licensee receives a licensing package which includes information useful in implementing our technologies into their chipsets. Once implemented, the licensee will send us a sample chipset for quality control evaluation and after we validate the design, the licensee is permitted to sell the chipset for use solely by our system licensees.
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
We have active licensing arrangements with over 570 electronics product OEMs and software developer licensees, with corporate headquarters located in 49 countries.
As of June 27, 2014, we had approximately 4,200 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 910 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
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
Services
We offer a variety of services to support film production and television broadcast. Our engineers assist in the use of our products and technologies to create and reproduce content. Such assistance can involve equipment calibration, mixing room alignment, and equalization. To ensure movie playback with optimal quality, our engineers also provide equipment training, system and venue design consultation, as well as on-site technical expertise to cinema operators throughout the world.

OPPORTUNITIES, CHALLENGES, AND RISKS
Today, content is captured, delivered, and played back in more ways than ever before. Consumers access content at will and on the go through multiple channels, including cinema, optical disc, digital broadcast, Internet, and cellular networks. The breadth of options available to consumers for receiving content has resulted in significant competition across delivery channels. As such, our licensing and product markets are characterized by rapid technological changes, new product introductions, changing customer and licensee demands and evolving industry standards that present a high risk of obsolescence.
Licensing
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013	Main Products Incorporating Our Technologies
Broadcast	43%	38%	42%	37%	Televisions & STBs
PC	19%	22%	19%	25%	Windows operating systems & DVD software players
Consumer Electronics	14%	15%	15%	16%	DVD and Blu-ray Disc devices, AVRs, & HTIBs
Mobile	13%	12%	13%	11%	Smartphones, tablets & other mobile devices
Other	11%	13%	11%	11%	Video game consoles & automobile entertainment devices
Total	100%	100%	100%	100%
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

With the continued evolution of consumer entertainment choices and our efforts to provide competitive audio and video technologies for a wide variety of devices, the composition of our optical and non-optical based licensing revenue has shifted over time. Our optical disc-based revenue is generated from the licensing of technologies that enable DVD or Blu-ray Disc playback, including those incorporated in the Microsoft Windows 7 and 8 operating systems, independent PC DVD software players, and consumer DVD and Blu-ray Disc players. Non-optical disc based licensing revenue includes revenue derived from products such as TVs, set-top boxes, and mobile devices. The portion of our total licensing revenue comprised of our non-optical disc based licensing has increased over time, as shown in the following table:

	Fiscal Year-To-Date Ended
Licensing Revenue	June 27, 2014	June 28, 2013
Non-Optical	73%	71%
Optical	27%	29%
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
PC Market
Our technologies are included in the majority of PCs sold today due to their incorporation in the current versions of Microsoft's Windows and Apple's Mac operating systems for disc and online content playback. Under the Windows 8 arrangement, our technologies are embedded in the entire operating system for tablets and PCs, for which we receive royalty payments primarily from PC OEMs in addition to royalties from Microsoft. For versions prior to Windows 8, our technologies were only included in certain configurations of these operating system versions, and we were paid a royalty by Microsoft. Additionally, other PC licensees such as ISVs paid us a royalty for the inclusion of their software that incorporate our technologies.
Historically, we have licensed our technologies to a range of PC licensees, including ISVs, PC OEMs, and operating system providers. The release of new versions of major PC operating systems has sometimes resulted in changes in the mix of our PC licensees. In recent quarters preceding the third quarter of fiscal 2014, PC revenue declined much faster than the decline in the overall PC market due in part to our transition to the Windows 8 business model. Now that this transition is largely complete, changes to our PC market revenue should be more closely aligned with the overall PC market, with some differences due primarily to timing between quarters.
Consumer Electronics ("CE") Market
Our CE market is primarily driven by revenue attributable to Blu-ray Disc players and recorders, DVD, AVRs and HTIBs. Sales of DVD players are declining as a result of the maturity of the DVD platform and a shift to Blu-ray players and other connected devices capable of delivering content. The decline in DVD revenue is only partially offset by revenue from Blu-ray players which have not reached the annual volumes generated by DVD players in prior periods. This is partially due to the large number of alternative products and services that currently deliver content over the Internet.
Mobile Market
Our mobile market is largely driven by sales of smartphones, tablets and other mobile devices that incorporate our technologies. Our growth in this market is dependent on several factors, including the performance of the mobile device market as a whole, our success in collaborating with manufacturers of mobile devices to incorporate our technologies, and the development of various ecosystems, which includes availability of content in Dolby formats being streamed to mobile devices. Currently, Dolby sound is featured on various smartphones and tablets in the

Android, Windows 8 and Amazon ecosystems. Historically, our growth in smartphones has stemmed primarily from high-end models. We are focused on the adoption of our technology into a broader range of models. At the same time, the rate of new product development in this sector continues to be rapid and can result in dramatic swings in consumer trends. In the current mobile market, we see smartphone manufacturers modifying feature sets in order to reduce costs, even in high-end devices. In April 2014, we indicated that our Dolby Digital Plus technology was one of several third party features that Samsung elected not to include in their recently released Galaxy line of smartphones and tablets. As a result, we expect our Mobile revenue to decline as a percentage of our licensing revenue from 13% in both the fiscal quarter and fiscal year-to-date period ended June 27, 2014 to approximately 12% in the fourth quarter of fiscal 2014.
Other Markets
Revenue generated from our other markets typically stems from gaming devices and peripherals, automotive, licensing administration fees, and voice technologies. Revenue attributable to gaming and automotive is primarily driven by sales of video game consoles and in-car entertainment systems that incorporate our audio and video technologies. Revenue from the administration of patent pools through our wholly-owned subsidiary Via Licensing Corporation is primarily driven by demand for standards-based audio compression technologies for broadcast, CE, and mobile products.
Products
The following table presents the composition of our products revenue for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Cinema	87%	87%	86%	87%
Broadcast	11%	9%	10%	9%
Other	2%	4%	4%	4%
Total	100%	100%	100%	100%
Digital Cinema Products
Our digital cinema products include our Dolby Digital Cinema Integrated Media Block (“IMB”) and central library servers, which store, decode and playback digital content, as well as our digital audio processors that provide multichannel surround playback. As the industry's transition from film to digital nears completion, revenue from our cinema products has declined and we expect this trend to continue until the industry’s replacement cycle accelerates. We continue to focus on strengthening our product portfolio through this cycle while also striving to provide improved technological solutions for the cinema.
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
Digital Cinema 3D Products
Our digital cinema 3D products provide 3D image capabilities when combined with a digital cinema projector and server. Our revenue in this area has been negatively impacted by declines in unit shipments and lower selling prices for 3D products, as the market adoption rate for 3D cinema equipment has slowed.
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

Judgments And Uncertainties
Beginning in the third quarter of fiscal 2012, we adopted the provisions of the FASB's recently issued accounting standard (ASU 2011-08) which permits the execution of a qualitative assessment as a determinant for whether the two-step annual goodwill impairment test should be performed. In performing our annual goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of reporting units is less than their carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill test. In performing the qualitative assessment, we consider events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit's net assets and changes in the price of our common stock. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed.

If the two-step goodwill test is performed, we evaluate and test our goodwill for impairment at a reporting-unit level using its fair value which is based on its expected future cash flows. Expected future cash flows reflect our best estimate of future revenue using our historical information, third-party industry data, and review of our internal operations. We also estimate operating costs using these sources. Expected future cash flows were adjusted by discount rates based on our weighted average cost of capital and related considerations. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the calculated fair value of the goodwill. A reporting unit is an operating segment or one level below.

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
• To the extent that customers receive certain elements of the arrangement over a period of time following initial delivery, as necessary, we estimate the period of time over which revenue is recognized; and
• Whether collectability is probable. We determine collectability based on an evaluation of our customer's recent payment history, the existence of a standby letter of credit between the customer's financial institution and our financial institution, and other factors.

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

Recently Issued Accounting Standards
With the exception of the FASB's newly issued standard on Revenue Recognition that becomes effective for us beginning in fiscal 2018, there have not been any new accounting pronouncements which are not yet effective that have significance, or potential significance, to our unaudited interim condensed consolidated financial statements.

RESULTS OF OPERATIONS
For each line item included on our consolidated statement of operations, we have provided both quarter and year-to-date comparative analysis within this section. The "Quarter-To-Date: Q3'14 vs. Q3'13" analysis compares results from the fiscal quarter ended June 27, 2014 with those of the fiscal quarter ended June 28, 2013, while the "Year-To-Date: Q3'14 vs. Q3'13" analysis compares results from the fiscal year-to-date period ended June 27, 2014 with those from the fiscal year-to-date period ended June 28, 2013. The significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order according to the magnitude of their impact on the overall change.
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Licensing	June 27, 2014	June 28, 2013	$	%	June 27, 2014	June 28, 2013	$	%
Revenue	$205,625	$184,707	$20,918	11%	$669,901	$616,038	$53,863	9%
Percentage Of Total Revenue	92%	89%			92%	89%
Cost Of Licensing	4,389	4,053	336	8%	12,132	13,542	(1,410)	(10)%
Gross Margin	201,236	180,654	20,582	11%	657,769	602,496	55,273	9%
Gross Margin Percentage	98%	98%			98%	98%

Quarter-To-Date: Q3'14 vs. Q3'13

Factor	Revenue		Gross Margin
Broadcast	á	Higher volumes of TV and STB shipments that incorporate our technologies and an increase in back payments received for royalties and settlements	ßà	Unchanged
Mobile	á	Increase in shipment volumes of mobile devices that incorporate our technologies, including tablet unit growth and mobile phone revenue
PC	â	Lower unit shipments from continued declines in the underlying PC market
Other	â	Non-recurring revenue recognized in the third quarter of fiscal 2013 from a licensing arrangement for certain imaging technologies outside of our core markets
	á	Higher revenues from our gaming market largely attributable to the new PlayStation 4 and Xbox One video game consoles that were launched in late 2013
CE	á	Net overall increase in shipment volumes of products that incorporate our technologies

Year-To-Date: Q3'14 vs. Q3'13

Factor	Revenue		Gross Margin
Broadcast	á	Increase in net back payments received for royalties and settlements and higher volumes of TV and STB shipments that incorporate our technologies	ßà	Unchanged
PC	â	Lower unit shipments from continued declines in the underlying PC market and the transition to the Windows 8 business model
Mobile	á	Increase in shipment volumes of mobile devices, including unit growth of tablets and mobile phones that incorporate our technologies
CE	á	Increase in revenue from DVD, digital media adapters and other products that incorporate our technologies, partially offset by a decrease in shipment volumes of Blu-ray Disc devices
Other	á	Higher revenues from our gaming market largely attributable to the new PlayStation 4 and Xbox One video game consoles that were launched in late 2013
	â	Non-recurring revenue recognized in the third quarter of fiscal 2013 from a licensing arrangement for certain imaging technologies outside of our core markets

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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Products	June 27, 2014	June 28, 2013	$	%	June 27, 2014	June 28, 2013	$	%
Revenue	$12,971	$17,381	$(4,410)	(25)%	$45,638	$60,605	$(14,967)	(25)%
Percentage Of Total Revenue	6%	8%			6%	9%
Cost Of Products	10,860	16,269	(5,409)	(33)%	34,941	47,964	(13,023)	(27)%
Gross Margin	2,111	1,112	999	90%	10,697	12,641	(1,944)	(15)%
Gross Margin Percentage	16%	6%			23%	21%

Quarter-To-Date: Q3'14 vs. Q3'13

Factor	Revenue		Gross Margin
Digital Cinema - Video	â	Lower unit shipments and lower average selling prices	á	Lower unit costs, partially offset by lower average selling prices
3D Cinema	â	Lower shipments of 3D adapter equipment and lower average selling prices for glasses	â	Less favorable product mix and lower average selling prices, partially offset by lower unit costs
Digital Cinema - Audio	â	Lower unit shipments and lower average selling prices	á	Improved product mix as well as lower unit costs, partially offset by lower average selling prices
Other	No material fluctuations		á	Lower overhead costs, lower excess manufacturing capacity, and a decrease in amortization expense

Year-To-Date: Q3'14 vs. Q3'13

Factor	Revenue		Gross Margin
Digital Cinema - Video	â	Lower unit shipments and lower average selling prices	á	Lower unit costs, improved product mix, and to a lesser extent, recognition of previously deferred revenue in the current fiscal year-to-date period which had only minimal associated deferred costs
Digital Cinema - Audio	â	Lower unit shipments and lower average selling prices on digital cinema audio processors	á	Improved product mix with shift toward higher margin products
	á	Increased shipments of Dolby Atmos processors and recognition of previously deferred revenue
3D Cinema	â	Lower shipments of glasses and adapter equipment and lower average selling prices for adapter equipment, partially offset by the recognition of previously deferred revenue in the current fiscal year	â	Less favorable product mix, partially offset by higher average selling prices and lower unit costs
			â	Lower average selling prices for 3D adapter equipment
Other	No material fluctuations		á	Lower excess manufacturing capacity and lower amortization expense, partially offset by higher overhead costs
Services
Services revenues consists of fees for consulting, commissioning and training services in support of film production and television broadcast. Cost of services primarily consists of personnel and personnel-related costs for employees performing our professional services, the cost of outside consultants, and other direct expenses incurred on behalf of customers.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Services	June 27, 2014	June 28, 2013	$	%	June 27, 2014	June 28, 2013	$	%
Revenue	$4,754	$4,986	$(232)	(5)%	$17,680	$16,379	$1,301	8%
Percentage Of Total Revenue	2%	3%			2%	2%
Cost Of Services	3,620	4,018	(398)	(10)%	10,683	11,722	(1,039)	(9)%
Gross Margin	1,134	968	166	17%	6,997	4,657	2,340	50%
Gross Margin Percentage	24%	19%			40%	28%

Quarter-To-Date: Q3'14 vs. Q3'13

Factor	Revenue		Gross Margin
Configuration & Post-Production	â	Lower revenue from mastering services, partially offset by an increase in Dolby Atmos commissioning services	á	Decreased installation expenses as the prior comparative period reflected higher labor costs to prepare exhibitor facilities

Year-To-Date: Q3'14 vs. Q3'13

Factor	Revenue		Gross Margin
Film-Based Production	á	Driven by the release of deferred revenue, partially offset by declines in film-based production services	á	Lower labor and other related costs.
Configuration & Post-Production	â	Lower revenue from mastering services, partially offset by an increase in Dolby Atmos commissioning services and maintenance and support services	á	Decreased installation expenses as the prior comparative period reflected higher labor costs to prepare exhibitor facilities
Operating Expenses
Research & Development
Research and Development ("R&D") expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	June 27, 2014	June 28, 2013	$	%	June 27, 2014	June 28, 2013	$	%
Research and Development	$46,786	$42,915	$3,871	9%	$136,047	$127,299	$8,748	7%
Percentage of total revenue	21%	21%			19%	18%

Quarter-To-Date: Q3'14 vs. Q3'13

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount aimed at developing new product and technology offerings and related expenses, merit increases and higher variable compensation costs
Consulting & External Labor	â	Lower one-time costs related primarily to the funding of various research projects and initiatives

Year-To-Date: Q3'14 vs. Q3'13

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount aimed at developing new product and technology offerings and related expenses, merit increases and higher variable compensation costs
Consulting & External Labor	â	Lower one-time costs related primarily to the funding of various research projects and initiatives
Travel-related Expenses	á	Higher travel-related expenses in connection with developing new offerings

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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	June 27, 2014	June 28, 2013	$	%	June 27, 2014	June 28, 2013	$	%
Sales and Marketing	$63,602	$58,528	$5,074	9%	$188,809	$175,079	$13,730	8%
Percentage of total revenue	29%	28%			26%	25%

Quarter-To-Date: Q3'14 vs. Q3'13

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount, merit increases and higher variable compensation costs
Marketing Programs	â	Lower costs as the prior comparative period included the initial launch of Dolby Atmos
	â	Lower costs associated with industry and other marketing events due to the timing at which certain trade shows occurred, as well as lower consulting expenses

Year-To-Date: Q3'14 vs. Q3'13

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount and the impact of merit increases across the existing employee base and higher variable compensation costs
Marketing Programs	á	Higher consulting and other costs associated with expanded marketing programs for numerous initiatives
	â	Lower costs as the prior comparative period included the initial launch of Dolby Atmos
	á	Higher costs associated with industry trade shows and other marketing events
Legal & Professional Fees	á	Higher professional fees for intellectual property related activities

General & Administrative
General and Administrative ("G&A") expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	June 27, 2014	June 28, 2013	$	%	June 27, 2014	June 28, 2013	$	%
General and Administrative	$44,205	$38,413	$5,792	15%	$132,570	$123,324	$9,246	7%
Percentage of total revenue	20%	19%			18%	18%

Quarter-To-Date: Q3'14 vs. Q3'13

Category	Key Drivers
Legal, Professional & Consulting Fees	á
Costs incurred in connection with our pending acquisition of Doremi Labs (refer to footnote 12 for additional information), an increase in costs associated with patent filings and other legal activities, and an increase in various HR & IT project costs

Compensation & Benefits	á	Higher employee headcount, in addition to the impact of merit increases across the existing employee base and higher variable compensation costs

Year-To-Date: Q3'14 vs. Q3'13

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount, in addition to the impact of merit increases across the existing employee base and higher variable compensation costs
Legal, Professional & Consulting Fees	á
Costs incurred in connection with our pending acquisition of Doremi Labs, an increase in costs associated with patent filings and other legal activities, and an increase in various HR & IT project costs

Depreciation & Amortization	â	Lower depreciation expense in the current fiscal year-to-date period after certain assets became fully depreciated

Restructuring

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	June 27, 2014	June 28, 2013	$	%	June 27, 2014	June 28, 2013	$	%
Restructuring	$(688)	$5,930	$(6,618)	(112)%	$2,613	$5,930	$(3,317)	(56)%
Percentage of total revenue	—%	3%			—%	1%

Restructuring charges for the fiscal year-to-date periods ended June 27, 2014 and June 28, 2013 represent amounts recorded in relation to separate restructuring plans implemented in both fiscal 2014 and 2013. Restructuring charges incurred in relation to our Fiscal 2014 Restructuring Plan implemented during the first quarter of fiscal 2014 represent costs to reorganize and consolidate certain activities and positions within our global business infrastructure. These charges primarily related to severance and other related benefits provided to employees that were affected as a result of this action. For additional information on this restructuring plan, refer to Note 7 “Restructuring” to our unaudited interim condensed consolidated financial statements.
During the third quarter of fiscal 2014, we recognized a credit representing the release of a previously-accrued facility exit obligation following the sale of certain property located in Wootton Bassett, U.K. Lower restructuring charges in the fiscal year-to-date period ended June 27, 2014 as compared to the fiscal year-to-date period ended June 28, 2013 are attributed to differences in the nature and extent of activities under the various plans.
Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash, cash equivalents, and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Other Income/Expense	June 27, 2014	June 28, 2013	$	%	June 27, 2014	June 28, 2013	$	%
Interest Income	$959	$820	$139	17%	$2,533	$3,063	$(530)	(17)%
Interest Expense	(251)	(77)	(174)	226%	(456)	(504)	48	(10)%
Other Income/(Expense), Net	530	156	374	240%	(2,064)	1,057	(3,121)	(295)%
Total	$1,238	$899	$339	38%	$13	$3,616	$(3,603)	(100)%

Quarter-To-Date: Q3'14 vs. Q3'13

Category	Key Drivers
Other Income/Expense	á	Increase in other income due to a gain recognized from the sale of certain property in the third quarter of fiscal 2014
Year-To-Date: Q3'14 vs. Q3'13

Category	Key Drivers
Other Income/Expense	â	Increase in other expense as a result of an impairment charge recorded in the second quarter of fiscal 2014 on a cost method investment
â
Decrease in other income due to lower realized gains from the sale of investment securities during the current fiscal year-to-date period as the prior comparative period benefited from a substantially higher volume of sales of our securities to fund the special dividend payment in the first quarter of fiscal 2013

	á	Increase in other income due to a gain recognized from the sale of certain property in the third quarter of fiscal 2014
Interest Income	â
Lower interest income due to smaller average investment portfolio balances on which we earned interest during the current fiscal year-to-date period relative to the prior comparative period following the special dividend payment in the first quarter of fiscal 2013

Income Taxes
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Provision for income taxes	$(11,251)	$(7,345)	$(53,079)	$(47,560)
Effective tax rate	22%	19%	25%	25%

Quarter-To-Date: Q3'14 vs. Q3'13

Factor	Impact On Effective Tax Rate
Foreign Operations Reorganization	á
The re-organization of a foreign subsidiary in the third quarter of fiscal 2013 resulted in the release of certain deferred tax liabilities and benefited our effective tax rate in this prior comparative period

Federal R&D Credits	á	Reduced benefits from federal R&D credits that expired after December 2013 and have not been reinstated
Foreign Operations	â	In the current fiscal quarter, our estimated fiscal year 2014 tax provision reflects a higher proportion of our overall earnings being attributable to lower tax-rate jurisdictions

Year-To-Date: Q3'14 vs. Q3'13

Factor	Impact On Effective Tax Rate
Foreign Operations Reorganization	á
The re-organization of a foreign subsidiary in the third quarter of fiscal 2013 resulted in the release of certain deferred tax liabilities and benefited our effective tax rate in this prior comparative period

Federal R&D Credits	á	Reduced benefits from federal R&D credits that expired after December 2013 and have not been reinstated
Foreign Operations	â	In the current fiscal year-to-date period, our estimated fiscal year 2014 tax provision reflects a higher proportion of our overall earnings being attributable to lower tax-rate jurisdictions

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of June 27, 2014, we had cash and cash equivalents of $590.1 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $495.0 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities.
Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of June 27, 2014, $407.8 million, or 38%, was held by our foreign subsidiaries. This represented a $141.8 million increase from the $266.0 million that was held by our foreign subsidiaries as of September 27, 2013. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less the applicable foreign tax credits.

	June 27, 2014	September 27, 2013
	(in thousands)
Cash and cash equivalents	$590,097	$454,397
Short-term investments	181,446	140,267
Long-term investments	313,505	306,338
Accounts receivable, net	95,259	97,460
Accounts payable and accrued liabilities	164,696	148,490
Working capital (1)	801,777	645,764

(1)	Working capital consists of total current assets less total current liabilities.
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
Additionally, we purchased a commercial office building in Sunnyvale, California for $19.7 million subsequent to the June 27, 2014 fiscal quarter-end. Refer to Note 13 “Subsequent Events” for additional information on this transaction.
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
Cash Flows
For the following year-to-date comparative analysis performed for each of the sections of the statement of cash flows within this section, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order according to the magnitude of their impact on the overall change (amounts displayed in thousands, except as otherwise noted).
Operating Activities

	Fiscal Year-To-Date Ended
	June 27, 2014	June 28, 2013
Net cash provided by operating activities	$271,968	$209,445
Net cash provided by operating activities increased $62.5 million from the fiscal year-to-date period ended June 28, 2013 as compared to the fiscal year-to-date period ended June 27, 2014, primarily due to the following:

Factor	Impact On Cash Flows
Changes in operating assets and liabilities	á	Higher cash collections during the current fiscal year-to-date period
Net Income	á	Higher revenues partially offset by higher operating expenses
Investing Activities

	Fiscal Year-To-Date Ended
	June 27, 2014	June 28, 2013
Net cash provided by/(used in) investing activities	$(111,327)	$186,839
Capital expenditures	(37,122)	(17,801)

Net cash provided by/(used in) investing activities decreased $298.2 million from the fiscal year-to-date period ended June 28, 2013 as compared to the fiscal year-to-date period ended June 27, 2014, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds from sales of investments	â
Lower cash inflows due to a decrease in proceeds received from sales of marketable securities as compared to the prior comparative period when we sold significant holdings to fund the special dividend payment made in the first quarter of fiscal 2013

Purchase of investments	á	Lower cash outflows as we purchased less available-for-sale marketable securities in the current fiscal year-to-date period
Purchase of long-lived assets	â	Higher cash outflows for the purchases of property, plant, and equipment and intangible assets
Financing Activities

	Fiscal Year-To-Date Ended
	June 27, 2014	June 28, 2013
Net cash used in financing activities	$(24,175)	$(478,859)
Repurchase of common stock	(40,958)	(74,142)
Net cash used in financing activities was $454.7 million lower in the fiscal year-to-date period ended June 27, 2014 as compared to the fiscal year-to-date period ended June 28, 2013, primarily due to the following:

Factor	Impact On Cash Flows
Dividend Payment	á
A special dividend of $408.2 million was paid to holders of our Class A and Class B common stock in the first quarter of fiscal 2013, and no such payment was made in the current fiscal year-to-date period

Share Repurchases	á	Lower cash outflows as we made fewer share repurchases of our common stock in the current fiscal year-to-date period relative to the prior comparative period
Common Stock Issuance	á	Higher cash inflows associated with the issuance of shares of our common stock from employee stock option exercises and shares issued under our ESPP
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of June 27, 2014, we had cash and cash equivalents of $590.1 million, which consisted of cash and highly liquid money market funds. In addition, we had short-term and long-term investments of $495.0 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper and U.S. agency securities. Our investment policy is focused on the preservation of capital and supporting our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At June 27, 2014, our weighted-average portfolio credit quality was AA and the weighted-average maturity of our investment portfolio was approximately fifteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of June 27, 2014, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $5.2 million and $2.6 million, respectively.
Foreign Currency Exchange Risk
We maintain business operations in foreign countries, most significantly in the United Kingdom, Australia, China, Germany and the Netherlands. Additionally, a growing portion of our business is conducted outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar, most notably:

•	Australian Dollar

•	British Pound

•	Chinese Yuan Renminbi

•	Euro

•	Indian Rupee

•	Japanese Yen

•	Korean Won
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
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of June 27, 2014 and September 27, 2013, the outstanding derivative instruments had maturities of 31 days or less and the total notional amounts of outstanding contracts were $20.3 million and $11.6 million, respectively. The fair values of these contracts were nominal as of June 27, 2014 and September 27, 2013, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 5 “Fair Value Measurements” to our unaudited interim condensed consolidated financial statements.

A sensitivity analysis was performed on all of our foreign currency forward contracts as of June 27, 2014. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $0.7 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $0.7 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Mobile Industry Risks. Successful penetration of the mobile device market is critical to our future growth. The mobile device market, particularly smartphones and tablets, is characterized by rapidly changing market conditions, frequent product introductions and intense competition based on features and price. Our Dolby Digital and Dolby Digital Plus technologies are not mandated as an industry standard for mobile devices. We must continually convince mobile device OEMs and end users of mobile devices of the value of our technologies. To date, we have been more successful in the high-end of the smartphone market, and this segment of the market has recently experienced slower growth compared to the low and mid-tier market segments. With shorter product lifecycles, it is easier for mobile device OEMs to remove our technologies from mobile devices than it was for PC OEMs. In the current mobile market, we see some smartphone manufacturers are reducing feature sets in order to achieve profitability, even in high-end devices. In April 2014, we indicated that our Dolby Digital Plus technology was one of several third party features that Samsung elected not to include in their recently released Galaxy line of smartphones and tablets. As a result, we expect our Mobile revenue to decline as a percentage of our licensing revenue from 13% in both the fiscal quarter and fiscal year-to-date period ended June 27, 2014 to approximately 12% in the fourth quarter of fiscal 2014.

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

Customers and Distributors
Loss of Key Licensee or Customer. A small number of our licensees or customers may represent a significant percentage of our licensing, products, or services revenue. Although we generally have agreements with these licensees or customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit licensees from using competing technologies or customers from purchasing products and services from competitors. Because many of our markets are rapidly evolving, customer demand for our technologies and products can shift quickly. Because of our increased presence in the mobile market where our Dolby Digital and Dolby Digital Plus technologies are not mandated as industry standards, the risk that a large licensee may reduce or eliminate its use of our technologies has increased. For example, in April 2014, we indicated that our Dolby Digital Plus technology was one of several third party features that Samsung elected not to include in their recently released Galaxy line of smartphones and tablets. As a result, we expect our Mobile revenue to decline as a percentage of our licensing revenue from 13% in both the fiscal quarter and fiscal year-to-date period ended June 27, 2014 to approximately 12% in the fourth quarter of fiscal 2014.
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

•
Timing of revenue recognition under licensing agreements and other contractual arrangements, including recognition of unusually large amounts of revenue in any given quarter because not all of our revenue recognition criteria were met in prior periods.

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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of June 27, 2014, we had approximately 4,200 issued patents in addition to approximately 2,900 pending patent applications in nearly 70 jurisdictions throughout the world. Our currently issued patents expire at various times through April 2039.
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
On February 23, 2014, we entered into a definitive agreement to acquire Doremi Labs, a privately held company for $92.5 million in cash and up to an additional $20.0 million in contingent consideration that may be earned over a four-year period. The announcement of the acquisition could cause disruptions in our cinema business. For example, our cinema customers may delay, reduce or even cease making purchases of our cinema products from us until they determine whether the acquisition will affect our cinema products and services. In addition, the acquisition could divert the time and attention of our management. We have incurred and will continue to incur legal and other expenses in connection with the pending acquisition, which could have a negative effect on our results of operations. Furthermore, the acquisition is subject to customary closing conditions, including review by United States and international regulators. Depending on these conditions, the transaction is anticipated to close by the end of the 2014 calendar year. However, we cannot provide assurance that the acquisition will be completed within that timeframe, if at all. If the acquisition is not completed, the price of our Class A common stock may drop to the extent that the current market price of our Class A common stock reflects an assumption that a transaction will be completed. In addition, any disruptions to our cinema business resulting from the announcement of the acquisition, including any adverse changes in our relationships with our customers, could continue or accelerate in the event of a failed transaction. There can be no assurance that our stock price, these relationships or our cinema business will not be adversely affected if the acquisition is not consummated.

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
We have incurred and expect to continue to incur costs to design and implement a process to discover the origin of the conflict minerals used in our products, including components we purchase from third parties, and to audit our conflict minerals reports. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals used in our products through the due diligence procedures that we implement. Our reputation may suffer if we determine that certain of our products contain conflict minerals that are not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. In addition, some customers may require that all of our products are certified to be conflict free and if we cannot satisfy these customers, they may choose a competitor's products.
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

STOCK-RELATED ISSUES
Controlling Stockholder. On September 12, 2013, our founder, Ray Dolby, passed away. At June 27, 2014, Ray Dolby’s family members and their affiliates owned 30,902 shares of our Class A common stock and 52,752,898 shares of our Class B common stock. As of June 27, 2014, Ray Dolby’s family members and their affiliates had voting power of approximately 99.7% of our outstanding Class B common stock, which in the aggregate represented approximately 91.2% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the fiscal quarter ended June 27, 2014, we issued an aggregate of 49,479 shares of our Class B common stock to certain employees, officers, and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan, for which we received aggregate proceeds of approximately $0.2 million. We believe these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.
As of June 27, 2014, options to purchase an aggregate of 17,611 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering, and no further option grants will be made under our 2000 Stock Incentive Plan. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, and $100.0 million as announced on July 27, 2010, August 4, 2011, and February 8, 2012, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate. The following table provides information regarding our share repurchases made under program during the third quarter of fiscal 2014:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Repurchased	Remaining Authorized Share Repurchases (2)
March 29, 2014 - April 25, 2014	—	$—	—	$104.4 million
April 26, 2014 - May 23, 2014	557,900	39.75	557,900	$82.2 million
May 24, 2014 - June 27, 2014	172,100	41.30	172,100	$75.1 million
Total	730,000		730,000

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Filed Herewith
10.1*	Second Amendment to Lease Agreement for 100 Potrero Avenue, San Francisco, California dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust and affiliated Trusts				X
10.2*	First Amendment to Lease Agreement for 130 Potrero Avenue, San Francisco, California dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust and affiliated Trusts				X
10.3*	First Amendment to Lease Agreement for 140 Potrero Avenue, San Francisco, California dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust and affiliated Trusts				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				‡
101.INS	XBRL Instance Document				‡
101.SCH	XBRL Taxonomy Extension Schema Document				‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				‡
101.DEF	XBRL Extension Definition				‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				‡

*	Denotes a management contract or compensatory plan or arrangement.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 30, 2014

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)