Form 10-K
Dolby Laboratories, Inc.
filed 2014-11-18
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 26, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 28, 2014 was $1.3 billion. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding at March 28, 2014. This calculation does not reflect a determination that such persons are affiliates for any other purposes. On October 24, 2014, the registrant had 50,796,461 shares of Class A common stock, par value $0.001 per share, and 51,490,239 shares of Class B common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 26, 2014. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

DOLBY LABORATORIES, INC.
FORM 10-K

Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; market growth opportunities and trends; our plans, strategies and expected opportunities; and future competition. Use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar expressions indicates a forward-looking statement. Such forward-looking statements are based on management’s reasonable and current assumptions and expectations. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in Item 1A, “Risk Factors.” Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We disclaim any duty to update any of the forward-looking statements to conform our prior statements to actual results.

PART I
ITEM 1. BUSINESS
OVERVIEW
Dolby Laboratories creates audio, imaging, and communication technologies that transform entertainment and communications at the cinema, at home, at work and on mobile devices. Founded in 1965, our core strengths stem from expertise in digital signal processing and compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multichannel sound for cinema, digital television transmissions, and DVD and Blu-ray discs and devices. More recently, our technologies have played a prominent role in the development of the next generation of audio technologies for the cinema, home entertainment, mobile and gaming experiences. We derive the majority of our revenue from licensing our audio technologies, and have also been developing technologies aimed at enhancing voice conferencing communications and imaging. Additionally, we provide products and services that enable entertainment content creators and distributors to produce, encode, transmit and playback content for superior consumer experiences.
OUR STRATEGY
Key elements of our strategy include:
Advancing the Science of Sight and Sound. We apply our understanding of the human senses, and audio and imaging engineering to develop technologies aimed at improving how people experience and interact with their communications and entertainment content.
Providing Creative Solutions. We promote the use of our solutions as creative tools, and provide our products, services and technologies to filmmakers, sound mixers and other production teams in their creative processes. Our tools help showcase the quality of work, impact and intent of the artist which helps generate market demand.
Delivering Superior Experiences. We license our technologies for use in various consumer devices and professional systems including audio conferencing services. Once integrated, our technologies optimize playback and communications so that users may enjoy sound and sight in Dolby, a more rich, clear, and immersive experience.
REVENUE GENERATION
The following table presents a summary of the composition of our revenues for all periods presented:

	Fiscal Year Ended
Revenue	September 26, 2014	September 27, 2013	September 28, 2012
Licensing	92%	89%	86%
Products	6%	9%	11%
Services	2%	2%	3%
Total	100%	100%	100%
We license our technologies in 47 countries, and our licensees distribute products with our technologies throughout the world. We sell our products and services in 90 countries. As shown in the table below, we generate a significant portion of our revenue from outside the United States. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed.

	Fiscal Year Ended
Revenue By Geographic Location	September 26, 2014	September 27, 2013	September 28, 2012
United States	33%	28%	32%
International	67%	72%	68%

Licensing
We license our technologies to a broad range of customers who incorporate them into their products for enhanced audio and imaging functionality. These products cover a wide range of end-user experiences whether it be at home, at work, on mobile devices, or at the cinema.
The following table presents the composition of our licensing revenues across our markets:

	Fiscal Year Ended
Market	September 26, 2014	September 27, 2013	September 28, 2012	Main Products Incorporating Our Technologies
Broadcast	43%	37%	34%	Televisions & set-top boxes
PC	19%	24%	28%	OEMs, Windows operating systems & DVD software players
Consumer Electronics	15%	16%	19%	DVD and Blu-ray Disc devices, AVRs, & Home theatres-in-a-box
Mobile	13%	12%	8%	Smartphones, tablets & other mobile devices
Other	10%	11%	11%	Video game consoles & automobile entertainment devices
Total	100%	100%	100%
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
System licensees are required to provide us with prototypes of products that incorporate our technologies for which they are licensed for quality control evaluation, or under certain circumstances, with self-test results for our review. If the prototype or test results are approved, the licensee is permitted to buy ICs from any Dolby implementation licensee with a license for the same Dolby technology, and to sell approved products to retailers, distributors, and consumers. For the use of our technologies, our system licensees commonly pay an initial licensing fee as well as royalties, which represent the majority of the revenue recognized from these arrangements. The amount of royalties we collect from a system licensee on a particular product depends on a number of factors including the mix of Dolby technologies used, the nature of the implementations, and the volume of products incorporating our technologies that are shipped by the system licensee.
We have active licensing arrangements with approximately 540 electronics product OEMs and software developer licensees, with corporate headquarters located in 47 countries.
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
Patent Licensing.    We license our patents directly to manufacturers that use our intellectual property in their products. We also license our patents indirectly through patent pools, arrangements between multiple patent owners to jointly offer and license pooled patents to licensees. Finally, we generate service fees for managing patent pools on behalf of third party patent owners through our wholly owned subsidiary, Via Licensing Corporation. The Via Licensing patent pools enable product manufacturers to efficiently secure licenses from Dolby and third parties for audio coding, interactive television, digital radio and wireless technologies.

We offer a broad array of audio technologies that are used for numerous applications. However, the audio technologies that generate the vast majority of our licensing revenues are as follows:

Technology	Description	Home	Work	Mobile
Dolby Digital Plus	Dolby Digital Plus offers efficiency in transmission, and can support a wide range of current applications such as digital television, mobile, and Internet-based content services.	✓	✓	✓
Dolby Digital	A digital audio coding technology that provides multichannel sound in the home from DVDs, digital terrestrial broadcast, cable, and satellite systems, and in theaters.	✓	✓	✓
AAC & HE-AAC	High quality audio coding technologies used for broadcast, download and streaming content.	✓	✓	✓
Dolby TrueHD	An audio delivery technology that enables content providers to include a 100% lossless audio track on Blu-ray Disc without using excessive storage capacity.	✓
Dolby Atmos	An object-oriented platform that provides unparalleled precision and flexibility in sound placement to deliver more immersive sound.	✓		✓
Dolby Voice	An audio conferencing technology with superior spatial perception, voice clarity and background noise reduction that emulates in-person meetings.		✓

Home - Digital TVs, STBs (Set-top boxes), DVD and Blu-ray devices, AVRs, HTIBs, Gaming Work - PCs and Enterprise Voice Conferencing Mobile - Smartphones and tablets
Settlements & Back Payments From Licensees.   Due to ongoing collection efforts, licensing revenue recognized in any given quarter may include back payments and/or settlements with licensees. Such collections have become a recurring part of our business which we cannot predict with certainty.
Products
We design and manufacture audio and imaging products for the film production, cinema, and television broadcast industries. Distributed in over 80 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. Digital cinema is based on open standards that, unlike standards for film-based cinema, do not include our proprietary audio technologies. Further, revenue from our cinema products tends to fluctuate based on the underlying trends in the cinema industry, including technology adoption and replacement cycles.
The following table presents the composition of our products revenue for all periods presented:

	Fiscal Year Ended
Market	September 26, 2014	September 27, 2013	September 28, 2012
Cinema	86%	87%	87%
Broadcast	10%	9%	10%
Other	4%	4%	3%
Total	100%	100%	100%
Product revenue is derived primarily from sales of the following:

Product	Description
Digital Cinema Products
Our digital cinema server is used to load, store, decrypt, decode, and re-encrypt digital film files for presentation on digital cinema projectors. We also provide products that encrypt, encode, and package digital films, and digital cinema processors to decode digital cinema soundtracks.

Digital 3D Products	Deliver a 3D image with an existing digital cinema server. Our Dolby 3D glasses feature high quality lenses that deliver sharp 3D images.
Dolby Atmos Processor	An object-oriented platform enabling precision and flexibility in sound placement for the most natural and realistic experience in a cinema environment.
Broadcast Products	Used to encode, transmit, and decode multiple channels of high quality audio for DTV and HDTV distribution, and to measure the loudness of broadcast audio content.

Services
We offer a broad array of services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment. The nature of these support services include current and next generation formats for Digital Cinema, Mastering and Distribution services. Our engineers assist in the integration and support of our technologies and products to create and reproduce both audio and imaging content. The specific areas in which their assistance is provided can involve equipment calibration, mixing room alignment, equalization, as well as color and light image calibration. To ensure optimal quality, our engineers also provide equipment training, system and venue design consultation, as well as on-site technical expertise to cinema operators, film festivals, movie premieres, and trade shows throughout the world. These support services include movie premieres and special events at the iconic Dolby Theatre® in Hollywood, California. We maintain a global presence in key creative markets and offer state of the art screening room facilities with Dolby Atmos, Dolby 3D, and high quality image projection for rental.
INTELLECTUAL PROPERTY
We have a substantial base of intellectual property assets, including patents, trademarks, copyrights, and trade secrets developed based on our technical expertise.
As of September 26, 2014, we had approximately 4,300 issued patents in addition to approximately 2,900 pending patent applications in more than 70 jurisdictions throughout the world. Our currently issued patents expire at various times through April 2039.
Some of our patents relating to Dolby Digital technologies, from which we derive a significant, but declining portion of our licensing revenue, have expired and others will expire over the next several years. The primary products where Dolby Digital is widely used include DVD players (but not Blu-ray players), TVs, and set top boxes. We have transitioned a number of our Dolby Digital licensees to Dolby Digital Plus technologies, an extension of our Dolby Digital technologies, whose patents generally expire later than the Dolby Digital patents. We are continuing to make progress in transitioning other Dolby Digital licensees to Dolby Digital Plus, the technology from which we derive the majority of our licensing revenue.
We pursue a general practice of filing patent applications for our technologies in the U.S. and foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations. We have multiple patents covering aspects and improvements for many of our technologies.
We have approximately 960 trademark registrations throughout the world for a variety of word marks, logos, and slogans. Our marks cover our various products, technologies, improvements, and features, as well as the services that we provide. Our trademarks are an integral part of our technology licensing program, and licensees typically elect to place our trademarks on their products to inform consumers that their products incorporate our technology and meet our quality specifications.
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
INDUSTRY STANDARDS
Certain of our technologies have been adopted as the explicit or de facto industry standard. Explicit industry standards are adopted through a formal negotiated standards process, whereby government entities, industry standards-setting bodies, trade associations, and others evaluate and then prescribe the use of a technology. For example, as global broadcast standards for digital television and HD television have developed, Dolby audio technologies have been adopted in various regions of the world, highlights of which are as follows:

•	In North America, Dolby Digital is the mandated audio standard for digital terrestrial and cable television.

•
Several European countries, including France, Italy, the United Kingdom, Sweden as well as Russia, have adopted Dolby Digital Plus and HE AAC in their HD terrestrial broadcast standards. Other countries have only adopted HE AAC. In addition, Dolby Digital Plus is now offered by commercial satellite providers throughout Europe as part of their HD services.

•	Developing digital television markets across sub-Saharan Africa, South-East Asia and India are also choosing to include requirements for Dolby Digital Plus technology in their local specifications.

•
In the Asia Pacific region, China has selected Dolby Digital and Dolby Digital Plus as optional technologies for the country’s Digital Terrestrial Television specification. South Korea has adopted the Advanced Television Systems Committee ("ATSC") standard for digital television, which includes a requirement for Dolby Digital, while Japan has adopted advanced audio coding (“AAC”) as its audio technology standard for digital television.

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
RESEARCH AND DEVELOPMENT
We conduct research and development ("R&D") activities at numerous locations both in the United States and internationally. Dolby’s history of producing innovative technology has created many forms of intellectual property. When licensed from us, this intellectual property generates revenue that enables further innovation.
We have historically focused the majority of our R&D resources on audio technologies. In recent years, we have expanded our efforts to identify and develop new technologies. Beyond the strong audio platform we have created, we announced two new platforms this year - Voice and Imaging. Each of these platforms can support many offerings and we anticipate bringing new products to market from these platforms in the future.
R&D expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Research and Development	$183,128	$168,746	$140,143
PRODUCT MANUFACTURING
Our product quality is enabled through the use of well-established, and in some cases highly automated, assembly processes along with rigorous testing of our products. Although we have an internal manufacturing facility, we rely primarily upon contract manufacturers for the majority of our production capacity. We purchase components and fabricated parts from multiple suppliers; however, we rely on sole source suppliers for certain components used to manufacture our products. We source components and fabricated parts both locally and globally.
SALES AND MARKETING
Our marketing efforts focus on demonstrating how our solutions improve entertainment and communications. We sell our solutions primarily using an internal sales organization to various customers in the markets where we operate. We promote our solutions and our brand through industry events such as trade-shows, film festivals, movie premieres, product launches, as well as through our website, public relations, direct marketing, co-marketing programs and social media. In addition, we hold the naming rights to the Dolby Theatre, home to the Academy Awards® in Hollywood, California, where we showcase our technology and host high-profile events.

We maintain 27 sales offices in key regions around the globe. Sales and marketing expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Sales and Marketing	$252,647	$231,103	$188,486
CUSTOMERS
We license our technologies to a broad range of customers that operate in a wide range of industries, and we sell our professional products either directly to the end user or, more commonly, through dealers and distributors. Users of our professional products and services include film studios, content creators, post-production facilities, cinema operators, broadcasters, and video game designers.
Samsung is one of our licensees and accounted for approximately 11% and 12% of our total revenue in fiscal 2014 and 2013, respectively, and consisted primarily of licensing revenue from our mobile and broadcast markets. Revenue from Samsung did not exceed 10% of our total revenue in fiscal 2012. Although revenue from Microsoft did not exceed 10% of our total revenue in either fiscal 2014 or 2013, revenue from Microsoft did represent approximately 14% of our total revenue in fiscal 2012, and included licensing revenue from our PC, CE, and other markets.
COMPETITION
The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Our competitors in our respective fields include:

Licensed Technologies	Products	Services
Audyssey Laboratories, Inc.	Barco NV	Deluxe Entertainment Services Group Inc.
Beats Electronics, LLC (owned by Apple Inc.)	GDC Technology Limited	DTS, Inc.
DTS, Inc.	IMAX Corporation	Sony Corporation
Fraunhofer Institut Integrierte Schaltungen	MasterImage 3D, Inc.	Technicolor
Koninklijke Philips Electronics NV	NEC Corporation
Technicolor	Qube Cinema, Inc.
Thomson Video Networks	QSC Audio Products, LLC
Sony Corporation	RealD, Inc.
Waves Audio Ltd.	Sony Corporation
Technicolor
Ultra Stereo Labs, Inc. (USL)
XpanD, Inc.
Some of our current and future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, some of our current or potential competitors may have an advantage over us based on greater experience in certain technology markets. In addition, some of our current or potential competitors may be able to offer integrated systems in certain markets for entertainment technologies, including audio, imaging, and digital rights management technologies, which could make competing technologies that we develop or acquire obsolete. By offering an integrated system solution, these potential competitors may also be able to offer competing technologies at lower prices than we can, which could adversely affect our operating results.
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
We believe we compete favorably with respect to many of these factors. Our products and services span the audio and imaging sectors of several distinct and diverse industries, including the cinema, broadcasting, imaging, gaming, telecommunications and recording industries. The lack of clear definition of the markets in which our products, services, and technologies are sold or licensed, the nature of our technologies, their potential use for various commercial applications, and the diverse nature of and lack of detailed reporting by our competitors, make it impracticable to quantify our position.
EMPLOYEES
As of September 26, 2014, we had 1,667 employees worldwide, of which 675 employees were based outside of the U.S. None of our employees are subject to a collective bargaining agreement.
CORPORATE AND AVAILABLE INFORMATION
We were founded in London, England in 1965 and incorporated in the State of New York in 1967. We reincorporated in California in 1976 and reincorporated in Delaware in September 2004. Our principal corporate offices are located at 100 Potrero Avenue, San Francisco, California 94103, and our telephone number is (415) 558-0200.
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
Declines in Optical Disc Media. For many years, movies have been distributed, purchased, and consumed through optical disc media, such as DVD and more recently, Blu-ray Disc. However, the rapid advancement of online and mobile content delivery has resulted in a trend toward movie downloading and streaming services. We expect the shift away from optical disc media to online and mobile media content consumption to continue, resulting in decreased revenue from DVD and Blu-ray Disc players.
Mobile Industry Risks. Successful penetration of the mobile device market is important to our future growth. The mobile device market, particularly smartphones and tablets, is characterized by rapidly changing market conditions, frequent product introductions and intense competition based on features and price. Our Dolby Digital and Dolby Digital Plus technologies are not mandated as an industry standard for mobile devices. We must continually convince mobile device OEMs and end users of mobile devices of the value of our technologies. With shorter product lifecycles, it is easier for mobile device OEMs to add or remove our technologies from mobile devices than it was for PC OEMs. In the current mobile market, we see some smartphone manufacturers are reducing feature sets in order to achieve profitability, even in high-end devices. In April 2014, we indicated that our Dolby Digital Plus technology was one of several third party features that Samsung elected not to include in their recently released Galaxy line of smartphones and tablets, which will negatively impact our mobile market share and revenue in FY15.
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
Cinema Industry Risks. Our cinema product sales are subject to fluctuations based on events and conditions in the cinema industry, such as the construction of new screens or upgrade of existing screens. The completion of our acquisition of Doremi Labs could cause disruptions in our cinema business. For example, our cinema customers may delay, reduce or even cease making purchases of our cinema products from us until they determine whether the acquisition will affect our cinema products and services. A decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be impaired. A number of factors can affect the number of movies that are produced, including strikes and work stoppages within the cinema industry and budgetary constraints and changes in cinema industry business models.
Maturity of Digital Cinema Market. The industry transition to digital cinema is essentially complete, and the demand for new digital cinema screens has dropped significantly, leading to lower sales volumes of our cinema products. Future cinema product growth depends on a number of factors, including new theater construction, the introduction of new technologies, such as Dolby Atmos, our successful integration of Doremi Labs, and entering into a replacement cycle where previously purchased cinema products are upgraded or replaced. We face a number of challenges relating to the maturity of the digital cinema market, including:

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
Marketing and Branding
Importance of Brand Strength. Maintaining and strengthening the Dolby brand is critical to maintaining and expanding our licensing, products, and services business, as well as our ability to offer technologies for new markets, including Dolby Voice for the communications market, Dolby Vision and other imaging offerings for the consumer market, and others. Our continued success depends on our reputation for providing high quality technologies, products, and services across a wide range of entertainment markets, including the consumer entertainment, PC, broadcast, and gaming markets. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business will suffer. Furthermore, we believe that the strength of our brand may affect the likelihood that our technologies are adopted as industry standards in various markets and for various applications. Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to enter into new markets successfully, and to provide high quality products and services in these new markets.

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

Inaccurate Licensee Royalty Reporting. We generate licensing revenue primarily from OEMs who license our technologies and incorporate those technologies in their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to report their shipments accurately. However, we have difficulty independently determining whether our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We are regularly involved in discussions with third party technology licensees regarding license terms. Most of our license agreements permit us to audit our licensees’ records and we routinely exercise these rights, but audits are generally expensive, time-consuming, and potentially detrimental to our ongoing business relationships with our licensees. In the past, licensees have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalties by our licensees.
Royalties We Owe Others. In some cases, the products we sell and the technologies we license to our customers include intellectual property that we have licensed from third parties. Our agreements with these third parties generally require us to pay them royalties for that use, and give the third parties the right to audit our calculation of those royalties. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We are regularly involved in discussions with third party technology licensors regarding license terms. A successful challenge by a third party could result in the termination of a license agreement or an increase in the amount of royalties we have to pay to the third party.

TECHNOLOGY TRENDS AND DEVELOPMENTS
Technology Innovation. Our revenue growth will depend upon our success in new and existing markets for our technologies, such as digital broadcast, mobile devices, online and mobile media distribution, consumer imaging and communications. The markets for our technologies and products are defined by:

•	Rapid technological change;

•	New and improved technology and frequent product introductions;

•	Changing consumer and licensee demands;

•	Evolving industry standards; and

•	Technology and product obsolescence.
Our future success depends on our ability to enhance our technologies and products and to develop new technologies and products that address the market needs in a timely manner. Technology development is a complex, uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, acquire, market, or support new or enhanced technologies or products on a timely basis, if at all.
Experience with New Markets and Business Models. Our future growth will depend, in part, upon our expansion into areas beyond our core audio and cinema markets. In addition to our digital cinema initiatives, we are exploring other areas that facilitate delivery of digital entertainment, such as Dolby Vision and other imaging offerings for the consumer market and Dolby Voice technology for the communications market. As we enter into these new markets, we will face new sources of competition, new business models, and new customer relationships. In order to be successful in these markets, we will need to cultivate new industry relationships to bring our products, services, and technologies to market. Our inexperience in one or more of these markets could limit our ability to successfully execute on our growth strategy.
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
We generally seek patent protection for our innovations. However, our patent program faces a number of challenges, including:

•	Possibility that innovations may not be protectable;

•	Failure to protect innovations that later turn out to be important;

•	Insufficient patent protection to prevent third parties from designing around our patent claims;

•	Our pending patent applications may not be approved; and

•	Possibility that an issued patent may later be found to be invalid or unenforceable.

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of September 26, 2014, we had approximately 4,300 issued patents in addition to approximately 2,900 pending patent applications in more than 70 jurisdictions throughout the world. Our currently issued patents expire at various times through April 2039.
We seek to mitigate this risk in a variety of ways. We regularly look for opportunities to expand our patent portfolio through organic development and acquisitions. We develop proprietary technologies to replace licensing revenue from technologies covered by expiring patents with licensing revenue supported by patents with a longer remaining life. And we develop and license our technologies in a manner designed to minimize the chance that a system licensee would develop competing technologies that do not include any Dolby intellectual property.
In particular, some of our patents relating to Dolby Digital technologies, from which we derive a significant, but declining portion of our licensing revenue, have expired and others will expire over the next several years. The primary products where Dolby Digital is widely used include DVD players (but not Blu-ray players), TVs, and set top boxes. We have transitioned a number of our Dolby Digital licensees, and continue to make progress in transitioning other Dolby Digital licensees, to Dolby Digital Plus technologies, an extension of our Dolby Digital technologies, whose patents generally expire later than the Dolby Digital patents. We derive the majority of our licensing revenue from Dolby Digital Plus. To be successful, we must continue to transition licensees to Dolby Digital Plus, and discourage licensees of Dolby Digital Plus to transition back to Dolby Digital as our original patents covering this technology expire.
Unauthorized Use of Our Intellectual Property. We have often experienced, and expect to continue to experience, problems with non-licensee OEMs and software vendors, particularly in emerging economies, incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. Manufacturers of integrated circuits, or ICs, containing our technologies occasionally sell these ICs to third parties who are not our system licensees. These sales, and the failure of such manufacturers to report the sales, facilitate the unauthorized use of our intellectual property. As emerging economies transition from analog to digital content, such as the transition from analog to digital broadcast, we expect to experience increased problems with this form of piracy.
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
Product Quality. Our products, and products that incorporate our technologies, are complex and sometimes contain undetected software or hardware errors, particularly when first introduced or when new versions are released. In addition, we have limited control over manufacturing performed by contract manufacturers, which could result in quality problems. Furthermore, our products and technologies are sometimes combined with or incorporated into products from other vendors, sometimes making it difficult to identify the source of a problem. Any negative publicity or impact relating to these product problems could affect the perception of our brand and market acceptance of our products or technologies. These errors could result in a loss of or delay in market acceptance of our products or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. In addition, if our products or technologies contain errors we could be required to replace or reengineer them, which would increase our costs. Moreover, if any such errors cause unintended consequences, we could incur substantial costs in defending and settling product liability claims. Although we generally attempt to contractually limit our liability, if these contract provisions are not enforced, or are unenforceable for any reason, or if liabilities arise that are not effectively limited, we could incur substantial costs in defending and settling product liability claims.
Production Processes and Production. Production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time in a cost effective manner, which could harm our competitive position. We have a single production facility and increasingly use contract manufacturers for a significant portion of our production capacity. Our reliance on contract manufacturers for the manufacture of our products involves risks, including limited control over timely delivery and quality of such products. If production of our products is interrupted, we may not be able to manufacture products on a timely basis. A shortage of manufacturing capacity for our products could reduce our operating results and damage our customer relationships. We may be unable to quickly adapt our manufacturing capacity to rapidly changing market conditions and a contract manufacturer may encounter similar difficulties. Likewise, we may be unable to quickly respond to fluctuations in customer demand or contract manufacturer interruptions. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products.
Cybersecurity. We rely on information technology systems in the conduct of our business, including systems designed and managed by third parties. Many of these systems contain confidential information, including personal information, trade secrets and other intellectual property. While we have taken a number of steps to protect these systems, the number and sophistication of malicious attacks that companies have experienced from third parties has increased over the past few years. Attacks on our systems are sometimes successful, and, in some instances, we might be unaware of an incident or its magnitude and effects. We seek to detect and investigate such attempts and incidents and to prevent their recurrence where practicable through changes to our internal processes and tools, but in some cases preventive and remedial action might not be successful. Disruptions to these systems, due to outages, breaches or other causes, can have severe consequences to our business, including financial loss and reputational damage.

COMPETITION
The markets for our technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Consumers may perceive the quality of the audio experience produced by some of our competitors’ technologies to be equivalent or superior to the audio experience produced by our technologies. Some of our current or future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. These competitors may also be able to offer integrated systems in markets for entertainment technologies on a royalty-free basis or at a lower price than our technologies, including audio, imaging, and other technologies, which could make competing technologies that we develop less attractive.
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
Competition from Other Audio Formats. We believe that the success we have had licensing our technologies to system licensees is due, in part, to the strength of our brand and the perception that our technologies provide a high quality solution for multichannel audio. However, both free and proprietary sound technologies are becoming increasingly prevalent, and we expect competitors to continue to enter this field with other offerings. Furthermore, to the extent that customers perceive our competitors’ products as providing the same advantages as our technologies at a lower or comparable price, there is a risk that these customers may treat sound encoding technologies as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure.
Competition for Employees. In order to be successful, we must attract, develop, and retain employees, including employees to work on our growth initiatives where our current employees may lack experience with the business models and markets we are pursuing. Competition for experienced employees in our markets can be intense. In order to attract and retain employees, we must provide a competitive compensation package, including cash and equity compensation. Our equity awards include stock options and restricted stock units. The future value of these awards is uncertain, and depends on our stock price performance over time. In order for our compensation packages to be viewed as competitive, prospective employees must perceive our equity awards to be a valuable benefit.

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
In Note 15 "Legal Proceedings," we describe reviews by government regulators in Korea and China pursuant to their competition laws. Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for intellectual property. Because these jurisdictions have only recently implemented competition laws, their enforcement activities are unpredictable. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act ("FCPA") and U.S. export controls. Although we implement policies and procedures designed to ensure compliance with the FCPA and U.S. export controls, there can be no assurance that all of our employees, distributors, dealers, and agents will not take actions in violation of our policies or these regulations.
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
We may not be able to sufficiently verify the origins for the minerals used in our products. Our reputation may suffer if we determine that our products contain conflict minerals that are not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products. In addition, some customers may require that all of our products are certified to be conflict free and if we cannot satisfy these customers, they may choose a competitor's products.
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

•
Changes in tax laws and regulations in the countries in which we operate including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. For example, the Organization for Economic Co-operation and Development ("OECD"), an international association of 34 countries including the United States, is contemplating revisions to certain corporate tax, transfer pricing, and tax treaty provisions. If and when the OECD finalizes these revisions, they could be adopted by many countries. These contemplated revisions, if finalized and adopted by various countries, could increase our income taxes and adversely affect our provision for income taxes.

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

STOCK-RELATED ISSUES
Controlling Stockholder. At September 26, 2014, the Dolby family and their affiliates owned 1,405,702 shares of our Class A common stock and 51,463,316 shares of our Class B common stock. As of September 26, 2014, the Dolby family and their affiliates had voting power of approximately 99.7% of our outstanding Class B common stock, which in the aggregate represented approximately 91.1% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
Because of this dual class structure, the Dolby family and their affiliates will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Facilities
Our principal corporate office, which we lease from the Dolby family, is located at 100 Potrero Avenue, San Francisco, California. The lease for this office expires on October 31, 2024, and provides approximately 70,000 square feet of space.
Dolby Wootton Bassett, LLC, of which Dagmar Dolby as Trustee of the Dolby Family Trust is the sole member, the Ray Dolby Trust established under the Dolby Family Trust Instrument dated May 7, 1999 (together with Dolby Holdings II LLC, of which Dagmar Dolby is the sole Manager), or the Dolby Family Trust, own a majority financial interest in real estate entities that own and lease to us certain of our other facilities in California and the United Kingdom. We own the remaining financial interests in these real estate entities. We lease from these real estate entities approximately 122,000 square feet of space at 999 Brannan Street, San Francisco, California for our principal administrative offices, approximately 43,500 square feet of space in Brisbane, California for manufacturing facilities, and approximately 43,000 combined square feet of space at two locations in Burbank, California used for research and development ("R&D") and for sales, services, and administrative facilities. Additionally, we lease approximately 33,000 square feet of space in Wootton Bassett, England from these real estate entities for various administrative purposes. The leases for these facilities expire at various times through 2015.
In fiscal 2012, we purchased commercial office property in San Francisco, California for approximately $109.8 million. After making certain improvements to the property to prepare the building for our use, we intend to use the space as our worldwide headquarters starting in fiscal 2015. During fiscal 2014, we purchased a commercial office building in Sunnyvale, California for $19.7 million. For additional information regarding these transactions, see Note 5 “Property, Plant & Equipment” to our consolidated financial statements.
We also lease additional R&D, sales, product testing, and administrative facilities from third parties in California, New York, Indiana, Pennsylvania, and internationally, including in Asia, Europe, Australia, Dubai and Brazil. We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.
ITEM 3. LEGAL PROCEEDINGS
We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights, commercial, employment, and other matters. In our opinion, resolution of these pending matters is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DLB.” Our Class B common stock is neither listed nor publicly traded. As of October 24, 2014, there were 13 holders of record of our Class A common stock and 53 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record since a large portion of our common stock is held through brokerage firms. The following table sets forth the range of high and low sales prices on the NYSE of the Class A common stock for the periods indicated, as reported by the NYSE.

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
Q1 - Quarter Ended December	$38.57	$34.51	$34.84	$28.48
Q2 - Quarter Ended March	44.97	38.48	33.56	29.33
Q3 - Quarter Ended June	44.89	39.01	35.60	31.38
Q4 - Quarter Ended September	46.93	41.26	35.03	31.38
Dividend Policy
Prior to fiscal 2013, we had never declared nor paid a cash dividend on our common stock.
During the first quarter of fiscal 2013, our Board of Directors declared a special dividend of $4.00 per share on our Class A and Class B common stock. The special dividend was paid on December 27, 2012 to eligible stockholders of record as of the close of business on December 21, 2012 ("Record Date"). Based on the 102,051,386 shares of common stock outstanding as of the record date, the total special dividend payment was $408.2 million.
On October 23, 2014, we announced the initiation of a quarterly dividend to stockholders, with the first quarterly dividend declared by our Board of Directors on October 21, 2014. The first dividend payment of $0.10 per share of Class A and Class B Common Stock will be paid on November 20, 2014 to the stockholders of record as of the close of business on November 3, 2014. Based on the 102,282,102 shares of common stock outstanding as of the record date, the total dividend payment will be $10.2 million. Dividend declarations and the establishment of future record and payment dates are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of the Company’s stockholders. The dividend policy may be changed or canceled at the discretion of the Board of Directors at any time. See Note 7 “Stockholders' Equity & Stock-Based Compensation” for additional information related to the quarterly dividend.
Sales of Unregistered Securities
During the fiscal quarter ended September 26, 2014, we issued an aggregate of 15,233 shares of our Class B common stock to certain employees, officers, and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan; from September 27, 2014 through October 24, 2014, we issued an aggregate of 4,724 shares of our Class B common stock to certain employees and officers upon the exercise of options awarded under our 2000 Stock Incentive Plan. We received aggregate proceeds of approximately $0.2 million in the fiscal quarter ended September 26, 2014 and less than $0.1 million in the period from September 27, 2014 through October 24, 2014 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.
As of October 24, 2014 options to purchase an aggregate of 2,378 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering, and no further option grants will be made under our 2000 Stock Incentive Plan. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million and $200.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012 and October 23, 2014. For additional details on the increase announced on October 23, 2014, refer to Note 19 “Subsequent Events”.
The following table provides information regarding our share repurchases made under this program during the fourth quarter of fiscal 2014:

Repurchase Activity	Total Shares Purchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Repurchases (2)
June 28, 2014 - July 25, 2014	—	$—	—	$75.1 million
July 26, 2014 - August 22, 2014	254,700	45.29	254,700	$63.6 million
August 23, 2014 - September 26, 2014	75,300	46.88	75,300	$60.0 million
Total	330,000		330,000

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.
Stock Price Performance Graph
The following graph compares the total cumulative return of our Class A common stock with the total cumulative return for the New York Stock Exchange Composite Index (“NYSE Composite”) and the Russell 3000 Index (“Russell 3000”) for the five fiscal years ended September 26, 2014. The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $37.99 on September 25, 2009, and in the NYSE Composite and Russell 3000 on the same date and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “filed” for purposes of Section 18 of Securities Exchange Act of 1934, as amended (“Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

PART II
ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this filing. The consolidated balance sheet data for the fiscal years ended September 26, 2014 and September 27, 2013, and consolidated statements of operations data for the fiscal years ended September 26, 2014, September 27, 2013, and September 28, 2012 were derived from our audited consolidated financial statements included in this report. The consolidated statements of operations and balance sheet data for the fiscal years ended September 30, 2011 and September 24, 2010 were derived from our audited consolidated financial statements not included in this report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods. Note that fiscal 2011 consisted of 53 weeks, while all other fiscal years presented consisted of 52 weeks.

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012	September 30, 2011	September 24, 2010
Reclassified implementation licensee settlements	N/A	N/A	$6,750	$5,560	$7,840

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012	September 30, 2011	September 24, 2010
	(in thousands, except per share amounts)
Operations:
Revenue	$960,176	$909,674	$933,014	$961,065	$930,553
Gross margin	890,000	812,955	840,987	849,894	790,898
Operating expenses	616,282	567,693	478,995	420,161	369,357
Income before provision for income taxes	276,099	250,646	368,991	440,643	437,012
Net income attributable to Dolby Laboratories, Inc.	206,103	189,271	264,302	309,267	283,447

Net Income Per Share:
Basic	$2.02	$1.86	$2.47	$2.78	$2.50
Diluted	$1.99	$1.84	$2.46	$2.75	$2.46
Weighted-Average Shares Outstanding:
Basic	102,151	101,879	106,926	111,444	113,452
Diluted	103,632	102,788	107,541	112,554	115,388

Cash dividends paid per common share	$—	$4.00	$—	$—	$—

	September 26, 2014	September 27, 2013	September 28, 2012	September 30, 2011	September 24, 2010
	(in thousands)
Cash and cash equivalents	$568,472	$454,397	$492,600	$551,512	$545,861
Working capital	816,481	639,907	813,446	999,213	894,657
Short-term and long-term investments	527,543	446,605	664,307	664,078	493,106
Total assets	1,984,012	1,737,945	1,960,798	1,884,387	1,711,772
Long-term debt	—	—	—	—	—
Total stockholders’ equity—Dolby Laboratories, Inc.	1,731,648	1,481,110	1,720,269	1,663,513	1,473,737

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
EXECUTIVE SUMMARY
Following are highlights of our progress in key revenue areas during fiscal 2014:
Broadcast. We focused on growth opportunities in emerging markets where the potential for high volume in TV and set-top boxes ("STBs") is significant and the transition to digital broadcast is still in the early stages. We worked with country-specific operators and standards bodies to encourage adoption of our technologies for digital television and high definition content. To date, we’ve made notable progress in China and India, two of our largest market opportunities in Asia. In both of these countries, over two-thirds of HD channels are now in Dolby. During the year, Dolby Digital Plus was confirmed in five new standards - India, Russia, United Arab Emirates, Kenya, and most recently, Nigeria. Also as a result of our efforts, over thirty new pay TV operators have included Dolby Digital Plus in their STBs this year.
Mobile. We continued to promote the adoption of our technologies in smartphones and tablets across various mobile ecosystems. In the Amazon ecosystem, our technologies now enhance the audio experience in the Prime Instant Video library, Fire TV, the Fire phone, and the full line of Kindle Fire tablets. In the Windows ecosystem, our technologies continue to enhance playback in the Windows 8 operating system for PCs and tablets. In the Android ecosystem, unlike previous Samsung models, our technology was not offered in the Samsung Galaxy S5 which is their most recent flagship model. However, Dolby technologies are now included in a broad array of other smartphones and tablets to which some six mobile over-the-top service providers now stream in Dolby.
Cinema. In 2012, we launched Dolby Atmos, an object-oriented audio platform that allows for precision, flexibility and realism in sound placement. Since then, we have steadily established this new offering by working closely with studios, content creators, post-production facilities and exhibitors. As at the end of our current fiscal year, we had over seven hundred Dolby Atmos-enabled screens installed or committed to be installed, compared to a year ago when we had more than three hundred such screens. Similarly, we had one hundred and eighty Dolby Atmos movie titles released or announced for release compared to over seventy such titles a year ago. Fourteen of the fifteen highest grossing titles in 2014 were in Dolby Atmos.

OPPORTUNITIES, CHALLENGES AND RISKS
We are focused on several key objectives including:
Developing New Growth Drivers
We continue to invest significant resources to develop technologies and successfully bring solutions to market.
Dolby Voice
With outstanding fidelity, spatial perception, and background noise suppression, Dolby Voice is an audio conferencing solution that enables virtual meetings to sound and feel more like in-person meetings. Launched a year ago in global partnership with BT, a leading provider of audio and imaging conferencing systems, deployment of Dolby Voice continues with numerous companies in trial with the solution, and others in the implementation process. We recently launched a Dolby Voice mobile application to extend the in-person experience to mobile devices, and we announced the Dolby Voice conference phone, which we expect to be available in the first quarter of fiscal 2015. By offering the complete solution, we expect additional momentum behind ongoing deployment of the service. Ultimately, our success in this market will depend on our ability to differentiate this service on its technical merits, and encourage customer acceptance amid long-standing competition.

Dolby Vision
In early 2014, we introduced our latest imaging technology, Dolby Vision which offers more realistic distinctions in color, brighter highlights and improved shadow details. The technology focuses on the image quality each pixel represents and is not dependent on the number of pixels. To date, the content community has expressed strong support for this innovation. We are working to build out the ecosystem for this solution which includes enabling the post-production and color grading processes to create content in Dolby Vision. This, along with our ability to successfully work with manufacturers, will dictate whether we facilitate the launch of new offerings using Dolby Vision in the near future.
Increasing The Adoption Of Our Technologies
Many devices now designed for enhanced capture and playback present a challenge for content creators and device manufacturers seeking consistent audio and image quality especially amid bandwidth constraints. We believe this challenge provides opportunities for us to provide solutions designed to optimize the audio and visual experience across the broadcast and mobile markets.
Broadcast Market
Broadcast services that operate under bandwidth constraints, such as terrestrial broadcast or Internet protocol television (“IPTV”) services, benefit from Dolby technologies. These technologies enable the delivery of high quality audio content at reduced bit rates, thereby conserving bandwidth. We derive significant revenue from licensing our technologies to OEMs of televisions and set-top boxes since a high percentage of global sales of TV and STBs are shipped with our technologies, especially in North America and Europe. As emerging markets convert to digital television, particularly in China and India, we are well positioned to benefit from this transition. Our growth in these markets is dependent, in part, upon continued adoption of our technologies. To this end, we continue to develop, maintain and strengthen relationships across the broad spectrum of entertainment industry participants, professional organizations, and global standards-setting bodies. To the extent that we are unable to succeed in these efforts, incorporation of our technologies into these products will be impacted and future revenues will be adversely affected.
Mobile Market
Our mobile market is largely driven by sales of smartphones, tablets and other mobile devices that use our technologies. Growth in this market is dependent on several factors, including the performance of the mobile device market as a whole, our success in collaborating with manufacturers of mobile devices to incorporate our technologies, and the development of various ecosystems, which includes the availability of content in Dolby formats. Currently, Dolby audio technologies are featured on various smartphones and tablets in the Android, Windows 8 and Amazon ecosystems. However, the rate of new product development in this sector continues to be rapid and can result in dramatic swings in consumer trends and design changes that may exclude our technologies. By working with existing and additional partners to further enhance the content, distribution and playback of all ecosystems, we hope to drive further growth across these markets.
Expanding the Dolby Atmos Ecosystem
Dolby Atmos, the immersive, object-based sound technology originally developed for the cinema environment, is now available for the living room. Using Dolby Atmos-enabled hardware to customize soundtracks over a speaker array, we can deliver full Dolby Atmos playback by using either Blu-ray Disc media or streaming content services. To this end, several manufacturers have announced Dolby Atmos-compatible AV receivers and pre-processors as well as speaker add-on modules, and a home theater-in-a-box offering. In addition, we have partnered with major studios to release feature titles via streaming services and Blu-ray Disc, and will continue to work with content developers and distributors to expand entertainment selections using the Dolby Atmos format. Lastly, we are also focused on extending this technology to the mobile market, and the recent announcement of the next-generation Fire HDX 8.9 tablet marks the first mobile device to deliver the Dolby Atmos sound experience. Expanding this ecosystem depends on several factors including market acceptance of Dolby Atmos for immersive audio entertainment in content creation, distribution and playback across various channels and devices.

Revenue From Significant Customers
In fiscal 2014 and 2013, revenue from Samsung represented approximately 11% and 12% of our total revenue, respectively, and consisted primarily of licensing revenue from our mobile and broadcast markets. Revenue from Samsung did not exceed 10% of our total revenue in fiscal 2012. Although revenue from Microsoft did not exceed 10% of our total revenue in either fiscal 2014 or 2013, revenue from Microsoft did represent approximately 14% of our total revenue in fiscal 2012, and included licensing revenue from our PC, CE, and other markets. Under the Windows 8 arrangement, our technologies are embedded in the entire operating system for tablets and PCs, for which we receive royalty payments primarily from PC OEMs in addition to royalties from Microsoft. For versions prior to Windows 8, our technologies were only included in certain configurations of these operating system versions, and we were paid a royalty by Microsoft. Additionally, other PC licensees such as ISVs paid us a royalty for the inclusion of their software that incorporated our technologies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. The preparation of these financial statements requires us to establish accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses. The SEC considers an accounting policy and estimate to be critical if it is both important to a company’s financial condition or results of operations, and requires significant judgment by management in its application. If actual results or events differ materially from our judgments and estimates, our reported financial condition and results of operation for future periods could be materially affected. Historically, actual results have not differed significantly from our estimates and assumptions. On a regular basis, we evaluate our assumptions, judgments, and estimates and these have not changed notably in recent years nor do we anticipate them to change notably in the future. We have reviewed the selection and development of the critical accounting policies and estimates discussed below with the Audit Committee of our Board of Directors.
Goodwill, Intangible Assets, and Long-Lived Assets
As part of our annual goodwill impairment test, we first evaluate goodwill to determine if it is more likely than not that the occurrence of an event or change in circumstances has reduced the fair value of a reporting unit below its carrying value. This qualitative assessment requires that we consider events or circumstances that may include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy and changes in customers.
If the qualitative assessment indicates that the two-step quantitative analysis should be performed, we exercise judgment at various steps, including the identification of reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We assess the fair value of each reporting unit using expected cash flows that reflect our best estimate of future revenue using our historical information, third-party industry data, and review of our internal operations. We also estimate operating costs using these sources. We adjust expected future cash flows by discount rates based on our weighted average cost of capital and related considerations. The estimates used to calculate the fair value of a reporting unit may change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment, if any, for each reporting unit.
Intangible assets and long-lived assets subject to amortization and depreciation, respectively, are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. If an asset's undiscounted future cash flows are lower than its carrying value, the asset is written down to its estimated fair value, which is based on its discounted future cash flows. Assessing discounted future cash flows requires management to make assumptions and exercise judgment in forecasting revenues and the useful lives of assets, as well as selecting the discount rate that reflects the risk inherent in our future cash flows.
Income Taxes
We make estimates and judgments that affect our accounting for income taxes. This includes estimating temporary differences from differing treatment of items for tax and accounting purposes, future taxable income and actual tax exposure, possible or likely changes in current tax laws, and uncertainties in tax positions. These differences result in deferred tax assets and liabilities which are included in our consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we establish a valuation allowance. Lastly, we are subject to the review of our income tax returns by the IRS and other tax authorities here in the U.S. and abroad. We periodically assess the likelihood of adverse outcomes from these examinations to determine the adequacy of our provision for income taxes.
Investments
We periodically value and review our marketable securities for impairment. In fair valuing our investments, we make estimates and exercise judgment based upon the market pricing information available, the availability of observable inputs, the frequency of trading in the investments and the investments' complexity. If we made different judgments regarding inputs, we could potentially reach different conclusions regarding the fair value of our investments. If we conclude that any investments are impaired, we determine whether such impairment is other-than-temporary. Considerations for this determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and our intent to sell. If any impairment is deemed to be other-than-temporary, we record an impairment charge that results in a new cost basis for the investment.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable, and collection is probable. Determining whether and when these criteria have been satisfied may involve assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.
Revenue recognition for transactions may include multiple elements such as hardware and accompanying software, upgrade rights, support and maintenance, and rights to receive commissioning services in connection with certain digital servers. For these transactions, we may also have to exercise judgment in the following areas:

•	Identify the significant deliverables within the arrangements and determine whether the significant deliverables constitute separate units of accounting;

•	Assess inputs used to determine selling price (whether vendor-specific objective evidence, third-party evidence, or estimated selling price) for the significant deliverables;

•
Estimate, as necessary, the period of time over which customers receive certain elements of the arrangement following initial delivery so as to assess the period over which revenue should be recognized.

Stock-Based Compensation
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

RESULTS OF OPERATIONS
For each line item included on our consolidated statement of operations, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order according to the magnitude of their impact on the overall change.

Revenue and Gross Margin
Licensing
Licensing revenue consists of fees earned from licensing our technologies to customers who incorporate them into their products to enable and enhance audio and imaging capabilities. The technologies that we license are either internally developed, acquired, or licensed from third parties. Our cost of licensing consists mainly of amortization of purchased intangible assets and intangible assets acquired in business combinations as well as third party royalty obligations paid to license intellectual property that we then sublicense to our customers.

	Fiscal Year Ended			2014 vs. 2013		2013 vs. 2012
Licensing	September 26, 2014	September 27, 2013	September 28, 2012	$	%	$	%
Revenue	$878,844	$807,081	$801,313	$71,763	9%	$5,768	1%
Percentage Of Total Revenue	92%	89%	86%
Cost Of Licensing	10,814	16,856	12,924	(6,042)	(36)%	3,932	30%
Gross Margin	868,030	790,225	788,389	77,805	10%	1,836	—%
Gross Margin Percentage	99%	98%	98%

FY 2014 vs. FY 2013

Factor	Revenue		Gross Margin
Broadcast	á
Increase in net back payments received for royalties, higher settlements received including $24.7 million from a large licensee, and higher volumes of TV and STB shipments that incorporate our technologies
			á	Decrease in cost of licensing due to the release of a previously-accrued liability of $4.7 million in the fourth quarter of the current fiscal year related to certain revenue sharing agreements
PC	â	Lower revenues associated with the transition to the Windows 8 business model and lower unit shipments from declines in the underlying PC market
Mobile	á	Increase in direct patent licensing revenues from mobile phones, settlements and unit growth of tablets that incorporate our technologies
Other	á	Higher revenues from our gaming market largely attributable to the new PlayStation 4 and Xbox One game consoles that were launched in the late 2013 calendar year
	â	Non-recurring revenue recognized in the third quarter of fiscal 2013 from a licensing arrangement for certain imaging technologies outside of our core markets
CE	á	Higher shipment volumes of soundbars and digital media adapters that incorporate our technologies, partially offset by a decrease in shipment volumes of Blu-ray Disc devices and AVRs

FY 2013 vs. FY 2012

Factor	Revenue		Gross Margin
Mobile	á	Higher shipment volumes of smartphones that incorporate our technologies as well as the recognition of previously deferred tablet revenue	ßà
Although gross margin remained consistent, cost of licensing increased primarily due to greater third-party fees for higher royalty revenue, and a $3.9 million charge related to revenue-sharing agreements

Broadcast	á	Higher volumes of TV and STB shipments that incorporate our technologies
PC	â	Lower unit shipments from declines in the underlying PC market
CE	â	Lower revenue from DVD and Blu-ray Disc devices that incorporate our technologies
Other	á	Non-recurring revenue recognized in the third quarter of fiscal 2013 from a licensing arrangement for certain imaging technologies outside of our core markets
	â	Lower shipment volumes of PlayStation and Xbox game consoles that incorporate our technologies
Products
Products revenue is generated from the sale of audio and imaging products for the film production, cinema, and television broadcast industries. Cost of products consists primarily of the cost of materials related to products sold, applied labor and manufacturing overhead, and, to a lesser extent, amortization of certain intangible assets. Our cost of products also includes third party royalty obligations paid to license intellectual property that we include in our products.

	Fiscal Year Ended			2014 vs. 2013		2013 vs. 2012
Products	September 26, 2014	September 27, 2013	September 28, 2012	$	%	$	%
Revenue	$59,219	$80,603	$103,388	$(21,384)	(27)%	$(22,785)	(22)%
Percentage Of Total Revenue	6%	9%	11%
Cost Of Products	45,132	64,270	66,325	(19,138)	(30)%	(2,055)	(3)%
Gross Margin	14,087	16,333	37,063	(2,246)	(14)%	(20,730)	(56)%
Gross Margin Percentage	24%	20%	36%

FY 2014 vs. FY 2013

Factor	Revenue		Gross Margin
Digital Cinema - Video	â	Lower shipments and lower average selling prices on products	á	Improved product mix with higher margins and lower warranty charges
Digital Cinema - Audio	â	Lower shipments and lower average selling prices on digital cinema audio processors	ßà	Improved product mix with higher margins offset by higher excess manufacturing capacity charges
	á	Higher shipments of Dolby Atmos processors
3D Cinema	â	Lower shipments of 3D glasses and 3D projector kits	â	Less favorable product mix, lower average selling prices and higher excess manufacturing capacity charges

FY 2013 vs. FY 2012

Factor	Revenue		Gross Margin
Digital Cinema - Video	â	Lower unit shipments and lower average selling prices	â	Lower average selling prices and increased unit costs
Film-Based Cinema	â	Lower shipments from industry transition to digital cinema	â	Less favorable product mix and higher excess manufacturing capacity charges partially offset by lower unit costs in addition to higher average selling prices
3D Cinema	â	Lower shipments of glasses and adapter equipment and lower average selling prices for adapter equipment	â	Driven by higher discrete charges related to write-downs of excess inventory and lower average selling prices
Digital Cinema - Audio	á	Global theater installations of Dolby Atmos processors for which we began recognizing revenue in fiscal 2013	á	Higher margins on installations of Dolby Atmos processors
	á	Higher shipments of our digital cinema audio processors	â	Lower average selling prices and higher unit costs
Services
Services revenue consists of fees for consulting, commissioning and training services in support of film production and television broadcast. Cost of services consists primarily of personnel and related costs, the cost of outside consultants, and other direct expenses incurred on behalf of customers.

	Fiscal Year Ended			2014 vs. 2013		2013 vs. 2012
Services	September 26, 2014	September 27, 2013	September 28, 2012	$	%	$	%
Revenue	$22,113	$21,990	$28,313	$123	1%	$(6,323)	(22)%
Percentage Of Total Revenue	2%	2%	3%
Cost Of Services	14,230	15,593	12,778	(1,363)	(9)%	2,815	22%
Gross Margin	7,883	6,397	15,535	1,486	23%	(9,138)	(59)%
Gross Margin Percentage	36%	29%	55%

FY 2014 vs. FY 2013

Factor	Revenue		Gross Margin
Configuration & Post-Production	á	Higher commissioning services for Dolby Atmos-enabled cinemas and related maintenance services, partially offset by declines in digital mastering services	á	Comparatively lower installation expenses in the current fiscal year relative to the prior fiscal year which reflected higher labor costs to prepare exhibitor facilities
Film-Based Production	â	Declines in film-based production services consistent with the industry transition to digital cinema	á	Lower labor and other related costs
FY 2013 vs. FY 2012

Factor	Revenue		Gross Margin
Film-Based Production	â	Declines in film-based production services consistent with the industry transition to digital cinema	â	Decreased revenues from certain higher margin service offerings
Other	á	Increase from support and maintenance services from a higher volume of equipment in the field that are covered under our service programs	â	Increase in costs associated with exhibitor installations of Dolby Atmos equipment

Operating Expenses
Research and Development
Research and Development ("R&D") expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Year Ended			2014 vs. 2013		2013 vs. 2012
	September 26, 2014	September 27, 2013	September 28, 2012	$	%	$	%
Research and Development	$183,128	$168,746	$140,143	$14,382	9%	$28,603	20%
Percentage of total revenue	19%	19%	15%

FY 2014 vs. FY 2013

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount aimed at developing new product and technology offerings and related expenses, merit increases and higher variable compensation costs
Professional & Consulting Fees	â	Lower one-time costs related primarily to the funding of various research projects and initiatives

FY 2013 vs. FY 2012

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount aimed at increasing the amount of new product offerings and solutions
Stock-Based Compensation	á
Higher employee headcount and incremental expense related to equity award modifications that occurred following the special dividend made in the first quarter of fiscal 2013 (refer to footnote 7 for additional information)

Information Technology	á	Increase in projects and activities aimed at developing new products and technologies
Product Development	á

Sales and Marketing
Sales and Marketing ("S&M") expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, marketing and promotional expenses particularly for events such as trade shows and conferences, travel-related expenses for our sales and marketing personnel, consulting fees, facilities costs, depreciation and amortization, and information technology expenses.

	Fiscal Year Ended			2014 vs. 2013		2013 vs. 2012
	September 26, 2014	September 27, 2013	September 28, 2012	$	%	$	%
Sales and Marketing	$252,647	$231,103	$188,486	$21,544	9%	$42,617	23%
Percentage of total revenue	26%	25%	20%

FY 2014 vs. FY 2013

Category	Key Drivers
Compensation & Benefits	á	Driven by the impact of merit increases across the existing employee base and higher variable compensation costs
Legal, Professional & Consulting Fees	á	Higher consulting and other costs associated with expanded marketing programs for numerous initiatives
	á	Higher professional fees for intellectual property related activities
Marketing Programs	á	Expanded marketing programs for various growth initiatives
	á	Higher costs associated with industry trade shows and other marketing events

FY 2013 vs. FY 2012

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount as we expanded our sales and marketing efforts broadly across our target markets and related geographic locations
Travel-Related Expenses	á
Stock-Based Compensation	á
Higher employee headcount and incremental expense related to equity award modifications that occurred following the special dividend made in the first quarter of fiscal 2013 (refer to footnote 7 for additional information)

Marketing Programs	á	Driven by promotional events and expenses, including those associated with the launch of Dolby Atmos and our naming rights agreement for the Dolby Theatre
Facilities & Related Costs	á	Increase in the number of offices and leasehold improvements at both new and existing locations where sales and marketing is conducted
Depreciation	á

General and Administrative
General and Administrative ("G&A") expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Year Ended			2014 vs. 2013		2013 vs. 2012
	September 26, 2014	September 27, 2013	September 28, 2012	$	%	$	%
General and Administrative	$178,104	$161,970	$149,175	$16,134	10%	$12,795	9%
Percentage of total revenue	19%	18%	16%

FY 2014 vs. FY 2013

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount, in addition to the impact of merit increases across the existing employee base and higher variable compensation costs
Legal, Professional & Consulting Fees	á
Costs incurred in connection with our pending acquisition of Doremi Labs; an increase in costs associated with patent filings and other legal activities; and an increase in various IT & HR project costs

FY 2013 vs. FY 2012

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount
Stock-Based Compensation	á
Higher employee headcount and incremental expense related to equity award modifications that occurred following the special dividend made in the first quarter of fiscal 2013 (refer to footnote 7 for additional information)

Legal, Professional & Consulting Fees	á	Attributed to patent filings and other legal activities
	â	Due to conversions from consultants to full-time hires and lower volume of contracted resources

Restructuring

	Fiscal Year Ended			2014 vs. 2013		2013 vs. 2012
	September 26, 2014	September 27, 2013	September 28, 2012	$	%	$	%
Restructuring	$2,403	$5,874	$1,191	$(3,471)	(59)%	$4,683	393%
Percentage of total revenue	—%	1%	—%
Restructuring charges recorded in the fiscal periods presented above represent amounts recorded in relation to separate restructuring plans implemented in each of these fiscal years. The extent of restructuring charges recorded and fluctuations in a given fiscal year as compared to other fiscal years are attributed to differences in the nature of activities under the various plans.

Restructuring charges incurred in relation to our Fiscal 2014 Restructuring Plan implemented during the first quarter of fiscal 2014 represent costs to reorganize and consolidate certain activities and positions within our global business infrastructure. These charges primarily related to severance and other related benefits provided to employees that were affected as a result of this action.
Restructuring charges for fiscal 2013 include the expenses we incurred in relation to a strategic restructuring program implemented to reorganize certain activities and responsibilities within our marketing function. These charges were primarily related to severance and other related benefits provided to affected employees in addition to costs associated with the exit of a facility. During the third quarter of fiscal 2014, we recognized a credit of $0.7 million representing the release of a previously-accrued exit obligation for this facility following its sale.
Restructuring charges for fiscal 2012 primarily include severance charges attributable to the reorganization of our global business infrastructure and a strategic restructuring program.

Other Income/Expense
Other income/(expense) typically consists of interest income earned on cash, cash equivalents, and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Year Ended			2014 vs. 2013		2013 vs. 2012
Other Income/Expense	September 26, 2014	September 27, 2013	September 28, 2012	$	%	$	%
Interest Income	$3,344	$3,848	$6,411	$(504)	(13)%	$(2,563)	(40)%
Interest Expense	183	(575)	(196)	758	(132)%	(379)	193%
Other Income/(Expense), Net	(1,146)	2,111	784	(3,257)	(154)%	1,327	169%
Total	$2,381	$5,384	$6,999	$(3,003)	(56)%	$(1,615)	(23)%
FY 2014 vs. FY 2013

Category	Key Drivers
Other Income/Expense	â	Increase in other expense due to an impairment charge in the second quarter of fiscal 2014 on a cost method investment
â
Decrease in other income due to lower realized gains from the sale of investment securities during the current fiscal year-to-date period as the prior comparative period benefited from a substantially higher volume of sales of securities to fund the special dividend payment in the first quarter of fiscal 2013

Interest Expense	á	Decrease primarily relates to a credit to interest expense for the release of accrued interest on royalties payable under a patent agreement.
Interest Income	â
Lower interest income due to reduced yields on investment balances during the current fiscal year-to-date period relative to the prior comparative period following the special dividend payment in the first quarter of fiscal 2013

FY 2013 vs. FY 2012

Category	Key Drivers
Interest Income	â	Attributed to lower average investment portfolio balances following the payment of a $408.2 million special dividend in the first quarter of fiscal 2013 in addition to lower average interest rates
Interest Expense	á	Attributed to accrued interest recorded on a patent obligation
Other Income	á
Higher realized gains on the sale of investment securities and the recognition of the accumulated currency translation adjustment balance of a foreign subsidiary into income following its dissolution in fiscal 2013

Income Taxes
Our effective tax rate is based on a projection of our annual fiscal year results, and is affected each quarter-end by several factors. These include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods. For additional information related to effective tax rates, see Note 10 “Income Taxes” to our consolidated financial statements.

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Provision for income taxes	$(67,379)	$(60,344)	$(103,857)
Effective tax rate	24%	24%	28%

FY 2014 vs. FY 2013

Factor	Impact On Effective Tax Rate
Foreign Operations	â	Increased benefits in the current fiscal year due to a higher proportion of earnings from lower tax-rate jurisdictions
Federal R&D Credits	á	Reduced benefits from federal R&D credits that expired after December 2013 and have not been reinstated
Foreign Operations Reorganization	á	Following the re-organization of a foreign subsidiary, increased benefits in the third quarter of fiscal 2013 which did not occur in the current fiscal year

FY 2013 vs. FY 2012

Factor	Impact On Effective Tax Rate
Reinstatement of Federal R&D Tax Credits	â
Benefits from an increase in federal research and development tax credits in fiscal 2013 as compared to fiscal 2012 resulting from a change in the tax law in January 2013. This change retroactively reinstated these credits for a portion of fiscal 2012

Foreign Operations Reorganization	â	Following our reorganization of certain foreign subsidiaries’ operations, increased benefits to our fiscal 2013 tax rate of 3% from the release of $7.4 million of accrued federal taxes

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of September 26, 2014, we had cash and cash equivalents of $568.5 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $527.5 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities.
Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of September 26, 2014, approximately $417 million, or 38%, was held by our foreign subsidiaries. This represented a $151 million increase from the $266 million that was held by our foreign subsidiaries as of September 27, 2013. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less the applicable foreign tax credits.

	September 26, 2014	September 27, 2013
	(in thousands)
Cash and cash equivalents	$568,472	$454,397
Short-term investments	231,208	140,267
Long-term investments	296,335	306,338
Accounts receivable, net	86,168	97,460
Accounts payable and accrued liabilities	174,274	148,490
Working capital (1)	816,481	645,764

(1)	Working capital consists of total current assets less total current liabilities.
Capital Expenditures and Uses of Capital
Our capital expenditures consist of purchases of land, building, building fixtures, laboratory equipment, office equipment, computer hardware and software, leasehold improvements, and production and test equipment. We continue to invest in sales and marketing and research and development that contribute to the overall growth of our business and technological innovation. In fiscal 2012, we purchased an approximately 354,000 square foot property in San Francisco, California for $109.8 million, using existing cash. We are in the process of making substantial improvements to the property to prepare the building for its intended use as our new worldwide headquarters.
Additionally, we purchased a commercial office building that we had been occupying under a lease in Sunnyvale, California for $19.7 million using existing cash during fiscal 2014. Refer to Note 5 “Property, Plant & Equipment” to our consolidated financial statements for additional information on this transaction.
During the second quarter of fiscal 2014, we entered into a definitive agreement to acquire Doremi Labs, a privately held company headquartered in Burbank, California, for $92.5 million in cash, payable during the first quarter of fiscal 2015, and an additional $20.0 million in contingent consideration that may be earned over a four-year period. For additional details, see Note 13 “Acquisitions” to our consolidated financial statements.
During the first quarter of fiscal 2013, our Board of Directors declared a special dividend of $4.00 per share on our Class A and Class B common stock. The special dividend was paid on December 27, 2012 to eligible stockholders of record as of the close of business on December 21, 2012 ("Record Date"). Based on the 102,051,386 shares of common stock outstanding as of the record date, the total special dividend payment was $408.2 million. To fund the dividend payment, we used existing cash along with proceeds from the sale of securities from our investment portfolio.
On October 23, 2014, we announced the initiation of a quarterly dividend to stockholders, with the first quarterly dividend declared by our Board of Directors on October 21, 2014. The first dividend payment of $0.10 per share of Class A and Class B Common Stock will be paid on November 20, 2014 to the stockholders of record as of the close of business on November 3, 2014. Based on the 102,282,102 shares of common stock outstanding as of the record date, the total dividend payment will be $10.2 million. To fund the dividend payment, we will use existing cash reserves.
We retain sufficient cash holdings to support our operations and we also purchase investment grade securities diversified among security types, industries, and issuers. We have used cash generated from our operations to fund a variety of activities related to our business in addition to our ongoing operations, including business expansion and growth, acquisitions, and repurchases of our common stock. We have historically generated significant cash from operations, however these cash flows and the value of our investment portfolio could be affected by various risks and uncertainties, as described in Part I, Item 1A “Risk Factors.”
Indemnification Clauses
We are party to certain contractual agreements under which we have agreed to provide indemnifications of varying scope and duration to the other party relating to our licensed intellectual property. Historically, we have not made any payments for these indemnification obligations and no amounts have been accrued in our consolidated financial statements with respect to these obligations. Since the terms and conditions of the indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. For additional details regarding indemnification clauses within our contractual agreements, see Note 12 “Commitments & Contingencies” to our consolidated financial statements.
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
Operating Activities

	Fiscal Year Ended
	September 26, 2014	September 27, 2013
Net cash provided by operating activities	$361,547	$276,501
Net cash provided by operating activities increased $85.0 million from the fiscal year ended September 27, 2013 as compared to the fiscal year ended September 26, 2014, primarily due to the following:

Factor	Impact On Cash Flows
Changes in operating assets and liabilities	á	Higher cash collections during the current fiscal year-to-date period
Net Income	á	Higher revenues partially offset by higher operating expenses

Investing Activities

	Fiscal Year Ended
	September 26, 2014	September 27, 2013
Net cash provided by/(used in) investing activities	$(204,944)	$175,025
Capital expenditures	(78,718)	(26,711)
Net cash provided by/(used in) investing activities decreased $380.0 million from the fiscal year ended September 27, 2013 as compared to the fiscal year ended September 26, 2014, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds from sales of investments	â	Lower cash inflows due to a decrease in proceeds received from sales of marketable securities as compared to fiscal 2013 when we sold significant holdings to fund the special dividend payment
Purchase of investments	á	Lower cash outflows as we purchased less available-for-sale marketable securities in fiscal 2014
Purchase of long-lived assets	â	Higher cash outflows for purchases of property, plant, and equipment & intangible assets
Financing Activities

	Fiscal Year Ended
	September 26, 2014	September 27, 2013
Net cash used in financing activities	$(40,580)	$(487,964)
Repurchase of common stock	(56,028)	(82,245)
Net cash used in financing activities was $447.4 million lower in the fiscal year ended September 26, 2014 as compared to the fiscal year ended September 27, 2013, primarily due to the following:

Factor	Impact On Cash Flows
Dividend Payment	á	A special dividend of $408.2 million was paid to holders of our Class A and Class B common stock in the first quarter of fiscal 2013, and no such payment was made in the current fiscal year
Share Repurchases	á	Lower cash outflows as we made fewer share repurchases of our common stock in fiscal 2014 relative to fiscal 2013
Common Stock Issuance	á	Higher cash inflows associated with the issuance of shares of our common stock from an increase in employee stock option exercises and shares issued under our ESPP during fiscal 2014
Off-Balance Sheet Arrangements and Contractual Obligations
As at September 26, 2014, we did not engage in off-balance sheet financing arrangements other than operating leases for office space and computer equipment, and the following table presents a summary of our contractual obligations and commitments as of that date (in thousands):

	Payments Due By Period
	1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Naming rights	$7,432	$15,144	$15,526	$110,888	$148,990
Donation commitments	—	6,045	134	805	6,984
Operating leases	14,384	17,936	13,234	34,034	79,588
Purchase obligations	9,442	1,872	—	—	11,314
Total	$31,258	$40,997	$28,894	$145,727	$246,876
Naming rights.    In fiscal 2012, we entered into an agreement for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. The term of the agreement is twenty years, over which we will make payments on a semi-annual basis. Our payment obligations are conditioned in part on the Academy Awards® being held and broadcast from the Dolby Theatre.
Donation Commitments.    Our donation commitments relate to non-cancelable obligations to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California. We will make a one-time donation of installing imaging and audio products in its theatres, and provide maintenance services for fifteen years from its expected opening date of 2017.

Operating leases.    Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries, for non-cancelable operating leases of office space as of September 26, 2014.
Purchase obligations.    Our purchase obligations consist of agreements to purchase goods and services, entered into in the ordinary course of business. These represent non-cancelable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.
Unrecognized Tax Benefits.    As of September 26, 2014, we had an accrued liability for unrecognized tax benefits and related interest and penalties, net of related deferred tax assets, totaling $31.4 million. We are unable to estimate when any cash settlement with a taxing authority might occur.
For additional details regarding our contractual obligations, see Note 12 “Commitments & Contingencies” to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of September 26, 2014, we had cash and cash equivalents of $568.5 million, which consisted of cash and highly liquid money market funds. In addition, we had short-term and long-term investments of $527.5 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper and U.S. agency securities. Our investment policy is focused on the preservation of capital and supporting our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At September 26, 2014, our weighted-average portfolio credit quality was AA and the weighted-average maturity of our investment portfolio was approximately fifteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of September 26, 2014, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $5.3 million and $2.6 million, respectively.
Foreign Currency Exchange Risk
We maintain business operations in foreign countries, most significantly in the United Kingdom, Australia, China, Germany, Poland and the Netherlands. Additionally, a growing portion of our business is conducted outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar, most notably:

•	Australian Dollar

•	British Pound

•	Chinese Yuan

•	Euro

•	Indian Rupee

•	Japanese Yen

•	Korean Won

•	Polish Zloty

•	Swedish Krona
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

In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 26, 2014 and September 27, 2013, the outstanding derivative instruments had maturities of 31 days or less and the total notional amounts of outstanding contracts were $22.9 million and $11.6 million, respectively. The fair values of these contracts were nominal as of September 26, 2014 and September 27, 2013, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of September 26, 2014. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $0.8 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $0.8 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Dolby Laboratories, Inc.:
We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries as of September 26, 2014 and September 27, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 26, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolby Laboratories, Inc. and subsidiaries as of September 26, 2014 and September 27, 2013, and the results of their operations and cash flows for each of the years in the three-year period ended September 26, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dolby Laboratories, Inc.'s internal control over financial reporting as of September 26, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 17, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Francisco, California
November 17, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Dolby Laboratories, Inc.:
We have audited Dolby Laboratories, Inc.'s internal control over financial reporting as of September 26, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dolby Laboratories, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Dolby Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 26, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries as of September 26, 2014 and September 27, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 26, 2014, and our report dated November 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Francisco, California
November 17, 2014

DOLBY LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 26, 2014	September 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$568,472	$454,397
Restricted cash	2,142	3,175
Short-term investments	231,208	140,267
Accounts receivable, net of allowance for doubtful accounts of $1,615 and $514	86,168	97,460
Inventories	8,536	10,093
Deferred taxes	86,445	84,238
Prepaid expenses and other current assets	22,880	28,949
Total current assets	1,005,851	818,579
Long-term investments	296,335	306,338
Property, plant and equipment, net	289,755	242,917
Intangible assets, net	63,700	41,315
Goodwill	277,574	279,724
Deferred taxes	41,746	37,434
Other non-current assets	9,051	11,638
Total assets	$1,984,012	$1,737,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,898	$10,695
Accrued liabilities	158,376	137,795
Income taxes payable	2,600	3,394
Deferred revenue	12,496	20,931
Total current liabilities	189,370	172,815
Long-term deferred revenue	19,279	19,663
Other non-current liabilities	43,715	45,441
Total liabilities	252,364	237,919

Stockholders’ equity:
Common stock
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 50,658,627 shares issued and outstanding at September 26, 2014 and 46,862,893 at September 27, 2013	51	47
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 51,610,239 shares issued and outstanding at September 26, 2014 and 54,876,494 at September 27, 2013	52	55
Additional paid-in capital	46,415	18,812
Retained earnings	1,660,485	1,454,382
Accumulated other comprehensive income	3,014	7,814
Total stockholders’ equity – Dolby Laboratories, Inc.	1,710,017	1,481,110
Controlling interest	21,631	18,916
Total stockholders’ equity	1,731,648	1,500,026
Total liabilities and stockholders’ equity	$1,984,012	$1,737,945

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Revenue:
Licensing	$878,844	$807,081	$801,313
Products	59,219	80,603	103,388
Services	22,113	21,990	28,313
Total revenue	960,176	909,674	933,014

Cost of revenue:
Cost of licensing	10,814	16,856	12,924
Cost of products	45,132	64,270	66,325
Cost of services	14,230	15,593	12,778
Total cost of revenue	70,176	96,719	92,027

Gross margin	890,000	812,955	840,987

Operating expenses:
Research and development	183,128	168,746	140,143
Sales and marketing	252,647	231,103	188,486
General and administrative	178,104	161,970	149,175
Restructuring charges	2,403	5,874	1,191
Total operating expenses	616,282	567,693	478,995

Operating income	273,718	245,262	361,992

Other income/expense:
Interest income	3,344	3,848	6,411
Interest expense	183	(575)	(196)
Other income/(expense), net	(1,146)	2,111	784
Total other income/expense	2,381	5,384	6,999

Income before income taxes	276,099	250,646	368,991
Provision for income taxes	(67,379)	(60,344)	(103,857)
Net income including controlling interest	208,720	190,302	265,134
Less: net (income) attributable to controlling interest	(2,617)	(1,031)	(832)
Net income attributable to Dolby Laboratories, Inc.	$206,103	$189,271	$264,302

Net Income Per Share:
Basic	$2.02	$1.86	$2.47
Diluted	$1.99	$1.84	$2.46
Weighted-Average Shares Outstanding:
Basic	102,151	101,879	106,926
Diluted	103,632	102,788	107,541

Related party rent expense:
Included in operating expenses	$2,125	$2,526	$1,372
Included in net income attributable to controlling interest	$4,827	$3,636	$3,270

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Net income including controlling interest	$208,720	$190,302	265,134
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(5,004)	(2,037)	3,082
Unrealized gains/(losses) on available-for-sale securities, net of tax	302	(876)	380
Comprehensive income	204,018	187,389	268,596
Less: comprehensive (income) attributable to controlling interest	(2,715)	(991)	(1,140)
Comprehensive income attributable to Dolby Laboratories, Inc.	$201,303	$186,398	$267,456

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Dolby Laboratories, Inc.
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 30, 2011	51,861	$52	57,560	$58	$210,681	$1,445,189	$7,533	$1,663,513	$21,837	$1,685,350
Net income	—	—	—	—	—	264,302	—	264,302	832	265,134
Currency translation adjustments, net of tax of $30	—	—	—	—	—	—	2,774	2,774	308	3,082
Unrealized gains on investments, net of tax of $(210)	—	—	—	—	—	—	380	380	—	380
Distributions to controlling interest	—	—	—	—	—	—	—	—	(13)	(13)
Stock-based compensation expense	—	—	—	—	47,184	—	—	47,184	—	47,184
Capitalized stock-based compensation expense	—	—	—	—	352	—	—	352	—	352
Repurchase of common stock	(7,213)	(7)	—	—	(268,184)	(12)	—	(268,203)	—	(268,203)
Tax (deficiency) from employee stock plans	—	—	—	—	(3,585)	—	—	(3,585)	—	(3,585)
Common stock issued under employee stock plans	911	—	—	—	17,279	—	—	17,279	—	17,279
Tax withholdings on vesting of restricted stock	(106)	—	—	—	(3,835)	—	—	(3,835)	—	(3,835)
Common stock transfers - Class B to Class A	1,044	1	(1,044)	(1)	—	—	—	—	—	—
Exercise of Class B stock options	—	—	83	—	108	—	—	108	—	108
Balance at September 28, 2012	46,497	46	56,599	57	—	1,709,479	10,687	1,720,269	22,964	1,743,233
Net income	—	—	—	—	—	189,271	—	189,271	1,031	190,302
Currency translation adjustments, net of tax of $497	—	—	—	—	—	—	(1,997)	(1,997)	(40)	(2,037)
Unrealized losses on investments, net of tax of $493	—	—	—	—	—	—	(876)	(876)	—	(876)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(5,039)	(5,039)
Stock-based compensation expense	—	—	—	—	64,328	—	—	64,328	—	64,328
Repurchase of common stock	(2,557)	(2)	—	—	(46,081)	(36,162)	—	(82,245)	—	(82,245)
Cash dividends declared and paid on common stock	—	—	—	—	—	(408,206)	—	(408,206)	—	(408,206)
Tax (deficiency) from employee stock plans	—	—	—	—	(6,564)	—	—	(6,564)	—	(6,564)
Common stock issued under employee stock plans	1,380	1	—	—	15,601	—	—	15,602	—	15,602
Tax withholdings on vesting of restricted stock	(263)	—	—	—	(8,828)	—	—	(8,828)	—	(8,828)
Common stock transfers - Class B to Class A	1,806	2	(1,806)	(2)	—	—	—	—	—	—
Exercise of Class B stock options	—	—	83	—	356	—	—	356	—	356
Balance at September 27, 2013	46,863	47	54,876	55	18,812	1,454,382	7,814	1,481,110	18,916	1,500,026
Net income	—	—	—	—	—	206,103	—	206,103	2,617	208,720
Currency translation adjustments, net of tax of $(46)	—	—	—	—	—	—	(5,102)	(5,102)	98	(5,004)
Unrealized gains on investments, net of tax of $(131)	—	—	—	—	—	—	302	302	—	302
Stock-based compensation expense	—	—	—	—	65,680	—	—	65,680	—	65,680
Repurchase of common stock	(1,390)	(1)	—	—	(56,027)	—	—	(56,028)	—	(56,028)
Tax (deficiency) from employee stock plans	—	—	—	—	(1,770)	—	—	(1,770)	—	(1,770)
Common stock issued under employee stock plans	2,143	2	—	—	32,992	—	—	32,994	—	32,994
Tax withholdings on vesting of restricted stock	(337)	—	—	—	(13,651)	—	—	(13,651)	—	(13,651)
Common stock transfers - Class B to Class A	3,380	3	(3,380)	(3)	—	—	—	—	—	—
Exercise of Class B stock options	—	—	114	—	379	—	—	379	—	379
Balance at September 26, 2014	50,659	$51	51,610	$52	$46,415	$1,660,485	$3,014	$1,710,017	$21,631	$1,731,648

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Operating activities:
Net income including controlling interest	$208,720	$190,302	$265,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,278	53,245	43,876
Stock-based compensation	65,680	64,328	47,581
Amortization of premium on investments	9,398	10,234	17,140
Excess tax benefit from exercise of stock options	(2,434)	(475)	(852)
Provision for doubtful accounts	1,119	(174)	(379)
Deferred income taxes	(6,696)	(19,642)	1,208
Loss on impairment of long-lived assets	—	—	275
Other non-cash items affecting net income	1,821	(1,026)	95
Changes in operating assets and liabilities:
Accounts receivable	10,165	(53,639)	18,831
Inventories	3,818	9,166	3,051
Prepaid expenses and other assets	(354)	5,731	(3,984)
Accounts payable and other liabilities	24,124	21,890	(6,641)
Income taxes, net	951	2,314	3,866
Deferred revenue	(8,734)	(1,076)	(498)
Other non-current liabilities	691	(4,677)	1,218
Net cash provided by operating activities	361,547	276,501	389,921

Investing activities:
Purchase of investments	(389,282)	(485,370)	(611,211)
Proceeds from sales of investment securities	159,559	548,739	358,142
Proceeds from maturities of investment securities	137,059	143,754	236,535
Purchases of property, plant and equipment	(78,718)	(26,711)	(167,349)
Acquisitions, net of cash acquired	—	—	(12,521)
Purchases of intangible assets	(37,950)	(4,050)	(350)
Proceeds from sale of property, plant and equipment and assets held for sale	3,355	503	2,075
Payment of deferred consideration for a prior business combination	—	—	—
Change in restricted cash	1,033	(1,840)	(124)
Net cash provided by/(used in) investing activities	(204,944)	175,025	(194,803)

Financing activities:
Payments on debt	—	(79)	(518)
Proceeds from issuance of common stock	33,373	15,958	17,386
Repurchase of common stock	(56,028)	(82,245)	(268,203)
Payment of cash dividend	—	(408,206)	—
Distribution to controlling interest	—	(5,039)	—
Excess tax benefit from the exercise of stock options	2,434	475	852
Shares repurchased for tax withholdings on vesting of restricted stock	(13,651)	(8,828)	(3,835)
Payment of deferred consideration for prior business combination	(6,708)	—	—
Net cash used in financing activities	(40,580)	(487,964)	(254,318)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,948)	(1,765)	288
Net increase/(decrease) in cash and cash equivalents	114,075	(38,203)	(58,912)
Cash and cash equivalents at beginning of period	454,397	492,600	551,512
Cash and cash equivalents at end of period	$568,472	$454,397	$492,600

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$72,177	$77,701	$98,497
Cash paid for interest	$24	$66	$133

Non-cash investing activities:
Purchase consideration payable for acquisition	$—	$—	$6,038
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include the 52 week periods ended September 26, 2014 (fiscal 2014), September 27, 2013 (fiscal 2013), and September 28, 2012 (fiscal 2012).
Reclassifications
We have reclassified certain prior period amounts within our consolidated financial statements and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, operating cash flows or net income.

2. Summary of Significant Accounting Policies
Concentration of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments, and accounts receivable. Our investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. All our securities are held in custody by a recognized financial institution. Our policy limits the amount of credit exposure to a maximum of 5% to any one issuer, except for the U.S. Treasury, and we believe no significant concentration risk exists with respect to these investments. Our products are sold to businesses primarily in the Americas and Europe, and the majority of our licensing revenue is generated from customers outside of the U.S. We manage this risk by evaluating in advance the financial condition and creditworthiness of our products and services customers and performing regular evaluations of the creditworthiness of our licensing customers. In fiscal 2014 and 2013, one customer accounted for approximately 11% and 12% of our total revenue, respectively, while in fiscal 2012, a different customer accounted for approximately 14% of our total revenue.
Cash and Cash Equivalents
We consider all short-term highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents primarily consist of funds held in general checking accounts, money market accounts, commercial paper, and U.S. agency notes.
Restricted Cash
Restricted cash on our consolidated balance sheets consist of cash contributed by third-party licensors to Via, our wholly-owned subsidiary, that may only be used in defending patent pools administered by Via.

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
Property, Plant and Equipment
Property, plant and equipment ("PP&E") are stated at cost less accumulated depreciation. Depreciation expense is recognized on a straight-line basis according to estimated useful lives assigned to each of our different categories of PP&E as summarized within the following table:

PP&E Category	Useful Life (Depreciable Base)
Computer systems and software	3 to 5 years
Machinery and equipment	3 to 8 years
Furniture and fixtures	5 to 8 years
Leasehold improvements	Lesser of useful life or related lease term
Buildings	Up to 40 years
We capitalize certain costs incurred during the construction phase of a project or asset into construction-in-progress until the construction process is complete. Once the related asset is placed into service, we transfer its carrying value into the appropriate fixed asset category and depreciate the value over its useful life. As of September 26, 2014, construction-in-progress included the book value and related construction costs for the 1275 Market Street Building that we purchased in fiscal 2012 as we are currently in the process of making substantial improvements to the property in order to prepare the building for its intended use as our new worldwide headquarters.

Internal Use Software
We account for the costs of computer software developed for internal use by capitalizing costs of materials and external consultants. These costs are included in PP&E, net on the accompanying consolidated balance sheets. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Our capitalized internal use software costs are typically amortized on a straight-line basis over estimated useful lives of three to five years.
Goodwill, Intangible Assets, and Long-Lived Assets
We test goodwill for impairment annually during our third fiscal quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Beginning in the third quarter of fiscal 2012, we adopted the provisions of the FASB's accounting standard (ASU 2011-08) which permits the execution of a qualitative assessment as a determinant for whether the two-step annual goodwill impairment test should be performed.
In performing the qualitative assessment, we consider events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit's net assets, and changes in the price of our common stock. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed.
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
We completed our annual goodwill impairment assessment for fiscal 2014 in the fiscal quarter ended June 27, 2014 at which time the consolidated balance of goodwill totaled $280.0 million. After performing step one of the two-step goodwill impairment assessment which confirmed that the fair value of all reporting units substantially exceeded their carrying value, we determined that goodwill was not impaired. We did not incur any goodwill impairment losses in either fiscal 2014, 2013, or 2012.
Intangible assets with definite lives are amortized over their estimated useful lives. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships and contracts, the majority of which are amortized on a straight-line basis over their useful lives using a range from three to seventeen years.
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
Revenue Recognition
We enter into revenue arrangements with our customers to license technologies, trademarks and other aspects of our technological expertise and to sell products and services. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been completed, the seller's price to the buyer is fixed or determinable, and collectability is probable.
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
Licensing.  Our licensing revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights, including patents, trademarks, and trade secrets. Royalties are recognized when all revenue recognition criteria have been met. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s royalty report and payment. Generally, royalties are deemed fixed or determinable upon receipt of a licensee’s royalty report in accordance with the terms of the underlying executed agreement. We determine collectibility based on an evaluation of the licensee’s recent payment history, the existence of a standby letter-of-credit between the licensee’s financial institution and our financial institution, and other factors. If we cannot determine that collectibility is probable, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met. Corrective royalty statements generally comprise less than 1% of our net licensing revenue and are recognized when received, or earlier if a reliable estimate can be made of an anticipated reduction in revenue from a prior royalty statement. An estimate of anticipated reduction in revenue based on historical negative correction royalty statements is also recorded. Deferred revenue represents amounts that we have already collected that are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. Licensing revenue also includes fees we earn for administering joint patent licensing programs (“patent pools”) containing patents owned by us and/or other companies. Royalties related to patent pools are recorded net of royalties payable to third party patent pool members and are recognized when all revenue recognition criteria have been met.
We generate the majority of our licensing revenue through our licensing contracts with original equipment manufacturers ("system licensees") and implementation licensees. Our revenue recognition policies for each of these arrangements are summarized below.
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
Cost of Revenue
Cost of licensing.  Cost of licensing primarily consists of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Cost of licensing also includes royalty obligations to third parties for licensing intellectual property rights as part of arrangements with our customers.
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

Advertising and Promotional Costs
Advertising and promotional costs are charged to sales and marketing expense as incurred. Our advertising and promotional costs were as follows (in thousands):

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Advertising And Promotional Costs	$37,895	$32,834	$19,971
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
Foreign Currency Transaction
Certain of our foreign subsidiaries transact in currencies other than their functional currency. Therefore, we re-measure non-functional currency assets and liabilities of these subsidiaries using exchange rates at the end of each period. As a result, we recognize foreign currency transaction and re-measurement gains and losses, which are recorded within other income, net in our consolidated statements of operations. These gains were as follows (in thousands):

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Foreign Currency Transaction Gains	$498	$73	$193
Foreign Currency Exchange Risk
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 26, 2014 and September 27, 2013, the outstanding derivative instruments had maturities of 31 days or less and the total notional amounts of outstanding contracts were $22.9 million and $11.6 million, respectively. The fair values of these contracts were nominal as of September 26, 2014 and September 27, 2013, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets.
Income Taxes
We use the asset and liability method, under which deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities, and net operating loss carryforwards are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is additionally dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.
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
Repatriation of Undistributed Foreign Earnings
Beginning in fiscal 2010, we initiated a policy election to indefinitely reinvest a portion of the undistributed earnings of certain foreign subsidiaries with operations outside of the United States. We consider the earnings of these foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs, and our specific plans for reinvestment of those subsidiary earnings. A majority of the amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs in order to fund operations and other growth of our foreign subsidiaries and acquisitions.
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

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of September 26, 2014 and September 27, 2013 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

Accounts Receivable, Net	September 26, 2014	September 27, 2013
Trade accounts receivable	$78,189	$86,823
Accounts receivable from patent administration program partners	9,594	11,151
Accounts Receivable, Gross	87,783	97,974
Less: allowance for doubtful accounts	(1,615)	(514)
Accounts Receivable, Net	$86,168	$97,460

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Operations	Deductions	Balance at End of Fiscal Year
For fiscal year ended:
September 28, 2012	$2,466	$(379)	$(1,131)	$956
September 27, 2013	956	(174)	(268)	514
September 26, 2014	514	1,119	(18)	1,615
Inventories

Inventory	September 26, 2014	September 27, 2013
Raw materials	$1,013	$2,050
Work in process	47	—
Finished goods	7,476	8,043
Total	$8,536	$10,093

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. In addition to the inventory balances displayed in the table above which are classified as current assets, we have included $1.7 million and $4.0 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of September 26, 2014 and September 27, 2013, respectively. The majority of the inventory included in non-current assets was purchased in bulk in fiscal 2012 to obtain a significant volume discount, and is expected to be consumed over a period that exceeds twelve months. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses and Other Current Assets

Prepaid Expenses And Other Current Assets	September 26, 2014	September 27, 2013
Prepaid expenses	$11,665	$10,195
Other current assets	7,152	10,863
Income tax receivable	4,063	7,891
Total	$22,880	$28,949

Other current assets as of September 26, 2014 includes the carrying value of $1.0 million of land and building that is currently held for sale. Management has committed to a plan to sell the property and expects to do so within the next twelve months. For additional information, see Note 5 “Property, Plant & Equipment” to our consolidated financial statements.

Accrued Liabilities

Accrued Liabilities	September 26, 2014	September 27, 2013
Accrued royalties	$2,526	$6,075
Amounts payable to patent administration program partners	43,438	40,091
Accrued compensation and benefits	71,677	54,423
Accrued professional fees	6,162	4,402
Other accrued liabilities	34,573	32,804
Total	$158,376	$137,795
Other Non-Current Liabilities

Other Non-Current Liabilities	September 26, 2014	September 27, 2013
Supplemental retirement plan obligations	$2,409	$2,144
Non-current tax liabilities	30,715	30,986
Other liabilities	10,591	12,311
Total	$43,715	$45,441
Refer to Note 10 “Income Taxes” for additional information related to tax liabilities.
Revenue From Significant Customers.    In fiscal 2014 and 2013, revenue from Samsung represented approximately 11% and 12% of our total revenue, respectively, and consisted primarily of licensing revenue from our mobile and broadcast markets. Revenue from Samsung did not exceed 10% of our total revenue in fiscal 2012. Although revenue from Microsoft did not exceed 10% of our total revenue in either fiscal 2014 or 2013, revenue from Microsoft did represent approximately 14% of our total revenue in fiscal 2012.

4. Investments & Fair Value Measurements
Investment Strategy.    Under our investment management strategy, we use cash holdings to purchase investment grade securities that are diversified among security types, industries and issuers. Each of the investments within our investment portfolio is measured at fair value, and is recorded within cash equivalents, short-term investments, and long-term investments in our consolidated balance sheets.
With the exception of our mutual fund investments held in our supplemental retirement plan, all of our investments are classified as available-for-sale securities. Investments held in our supplemental retirement plan are classified as trading securities. Our investments primarily consist of municipal debt securities, corporate bonds, United States agency securities and commercial paper. In addition to the security types noted above, our cash and cash equivalents also consist of highly-liquid money market funds. Consistent with our investment policy, none of the municipal debt investments that we hold are supported by letters of credit or standby purchase agreements.

Our cash and investment portfolio, which is recorded as cash equivalents and both short and long-term investments, consists of the following:

	September 26, 2014
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$564,745			$564,745
Cash equivalents:
Money market funds	1,727	—	—	1,727	1,727
Commercial paper	2,000			2,000		2,000
Cash and cash equivalents	568,472	—	—	568,472	1,727	2,000	—

Short-term investments:
U.S. agency securities	35,443	5	(3)	35,445	35,445
Commercial paper	21,788	—	—	21,788		21,788
Corporate bonds	56,106	81	(10)	56,177		56,177
Municipal debt securities	117,606	197	(5)	117,798		117,798
Short-term investments	230,943	283	(18)	231,208	35,445	195,763	—

Long-term investments:
U.S. agency securities	31,980	19	(6)	31,993	31,993
Corporate bonds	117,063	226	(80)	117,209		117,209
Municipal debt securities	146,337	326	(30)	146,633		146,633
Other long-term investments (2)	500	—	—	500
Long-term investments	295,880	571	(116)	296,335	31,993	263,842	—

Total cash, cash equivalents, and investments (1)	$1,095,295	$854	$(134)	$1,096,015	$69,165	$461,605	$—

Investments held in supplemental retirement plan:
Assets	2,507	—	—	2,507	2,507	—	—
Included in prepaid expenses and other current assets & other non-current assets

Liabilities	2,507	—	—	2,507	2,507	—	—
Included in accrued liabilities & other non-current liabilities

(1)	Total cash, cash equivalents, and investments exclude $2.1 million of restricted cash as of September 26, 2014.

(2)	Other long-term investments as of September 26, 2014 include a cost method investment of $0.5 million that was made during fiscal 2014.

	September 27, 2013
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$420,069			$420,069
Cash equivalents:
Money market funds	16,193	—	—	16,193	16,193
U.S. agency securities	13,135			13,135	13,135
Commercial paper	5,000			5,000		5,000
Cash and cash equivalents	454,397	—	—	454,397	29,328	5,000	—

Short-term investments:
U.S. agency securities	6,003	4	—	6,007	6,007
Commercial paper	5,991	—	—	5,991		5,991
Corporate bonds	43,820	34	(7)	43,847		43,847
Municipal debt securities	84,326	127	(31)	84,422		84,422
Short-term investments	140,140	165	(38)	140,267	6,007	134,260	—

Long-term investments:
U.S. agency securities	40,988	12	(76)	40,924	40,924
Corporate bonds	90,277	281	(167)	90,391		90,391
Municipal debt securities	171,892	257	(126)	172,023		172,023
Other long-term investments (2)	3,000	—	—	3,000
Long-term investments	306,157	550	(369)	306,338	40,924	262,414	—

Total cash, cash equivalents, and investments (1)	$900,694	$715	$(407)	$901,002	$76,259	$401,674	$—

Investments held in supplemental retirement plan:
Assets	2,242	—	—	2,242	2,242	—	—
Included in prepaid expenses and other current assets & other non-current assets

Liabilities	2,242	—	—	2,242	2,242	—	—
Included in accrued liabilities & other non-current liabilities

(1)	Total cash, cash equivalents, and investments exclude $3.2 million of restricted cash as of September 27, 2013.

(2)
Other long-term investments as of September 27, 2013 include a cost method investment of $3.0 million that we subsequently recorded a write-off charge for during fiscal 2014 to reduce the carrying value to zero in recognition of an other-than-temporary impairment.

Fair Value Hierarchy.    Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. We minimize the use of unobservable inputs and use observable market data, if available, when determining fair value. We classify our inputs to measure fair value using the following three-level hierarchy:
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
We did not own any Level 3 financial assets or liabilities as of September 26, 2014 or September 27, 2013.

Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our available-for-sale securities were primarily as a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those available-for-sale securities that were in an unrealized loss position as of September 26, 2014 and September 27, 2013 (in thousands):

	September 26, 2014		September 27, 2013
	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)
U.S. agency securities	$31,930	$(9)	$21,407	$(76)
Corporate bonds	78,166	(90)	53,350	(174)
Municipal debt securities	55,979	(35)	72,485	(157)
Total	$166,075	$(134)	$147,242	$(407)

(1)	Our available-for-sale securities in an unrealized loss position were in such position for less than twelve months as of both September 26, 2014 and September 27, 2013.
Although we had certain securities that were in an unrealized loss position as of September 26, 2014, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at September 26, 2014 or September 27, 2013 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within our investment portfolio based on stated maturities as of September 26, 2014 and September 27, 2013, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets:

	September 26, 2014		September 27, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$232,944	$233,208	$158,275	$158,402
Due in 1 to 2 years	179,177	179,536	172,993	173,373
Due in 2 to 3 years	116,204	116,299	130,164	129,965
Total	$528,325	$529,043	$461,432	$461,740

5. Property, Plant & Equipment
Property, plant and equipment are recorded at cost, with depreciation expense included in cost of products, cost of services, research & development expenses, sales & marketing expenses and general & administrative expenses in our consolidated statements of operations. Depreciation expense was $38.1 million, $37.4 million and $30.6 million in fiscal 2014, 2013, and 2012, respectively. Non-cash investing activities for property, plant and equipment additions were $8.7 million in fiscal 2014, and were immaterial for both fiscal 2013 and 2012.
Property, plant and equipment consist of the following (in thousands):

Property, Plant And Equipment	September 26, 2014	September 27, 2013
Land	$45,842	$46,049
Buildings	61,712	32,305
Leasehold improvements	56,665	64,991
Machinery and equipment	47,639	38,408
Computer systems and software	108,225	91,939
Furniture and fixtures	13,540	13,490
Construction in progress	127,569	88,872
Property, Plant And Equipment, Gross	461,192	376,054
Less: accumulated depreciation	(171,437)	(133,137)
Property, Plant And Equipment, Net	$289,755	$242,917
Purchase Of 1275 Market Commercial Office Building In San Francisco, CA.    During fiscal 2012, we purchased commercial office property in San Francisco, California for approximately $109.8 million. Based on a fair value analysis, we allocated $35.5 million of the property's purchase price to the land and $74.3 million to the building. We are currently in the process of making substantial improvements to the property for its intended use as our new worldwide headquarters. As such, construction-in-progress as of the end of both fiscal periods presented above includes the book value of the building and related costs of construction.

Sale Of Properties In U.K.    During fiscal 2014, we sold the land and building from one of our properties located in Wootton Bassett, U.K for $3.3 million. In connection with the sale, we recognized a gain of $0.4 million in other income. Prior to sale, the carrying value of both the land and building sold as part of this transaction as well as a parcel of adjacent land not part of the sale were classified as held for sale and included in other current assets as management had previously committed to a plan to sell these properties. Management still intends to sell the remaining unsold parcel of land within the next twelve months, and will therefore continue to classify it as held for sale. Accordingly, other current assets as of September 26, 2014 includes the carrying value of this parcel of land of $1.0 million.

Purchase Of Commercial Office Building In Sunnyvale, CA.    During fiscal 2014, we purchased a commercial office building in Sunnyvale, California for $19.7 million that we had been occupying under a 7.5 year lease that had not yet run its full term. The amount capitalized as the building’s new carrying value is comprised of the amount allocated to the building from the acquisition price in addition to the carrying value of existing leasehold improvements, less existing lease-related liabilities.

6. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 28, 2012	$281,375
Translation adjustments	(1,651)
Balance at September 27, 2013	$279,724
Translation adjustments	(2,150)
Balance at September 26, 2014	$277,574
Intangible Assets
Intangible assets subject to amortization consist of the following (in thousands):

	September 26, 2014			September 27, 2013
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$99,262	$(61,678)	$37,584	$79,925	$(51,267)	$28,658
Customer relationships	30,717	(22,739)	7,978	30,723	(19,592)	11,131
Other intangibles	38,694	(20,556)	18,138	20,992	(19,466)	1,526
Total	$168,673	$(104,973)	$63,700	$131,640	$(90,325)	$41,315
During fiscal 2014 we purchased various patents and developed technology for total cash consideration of approximately $38.0 million. These intangible assets have a weighted-average useful life of 13.6 years. These acquisitions facilitate our research and development efforts, technologies and potential product offerings.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, research & development and sales & marketing expenses in our consolidated statements of operations. Amortization expense was $15.1 million, $15.8 million and $13.2 million in fiscal 2014, 2013, and 2012, respectively. As of September 26, 2014, expected amortization expense of our intangible assets in future periods is as follows (in thousands):

Fiscal Year	Amortization Expense
2015	$14,378
2016	12,214
2017	9,100
2018	3,952
2019	3,414
Thereafter	20,642
Total	$63,700

7. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options, restricted stock units ("RSUs") and stock appreciation rights ("SARs") under our equity incentive plans, as well as shares under our Employee Stock Purchase Plan (“ESPP”).
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At September 26, 2014, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At September 26, 2014, we had 50,658,627 shares of Class A common stock and 51,610,239 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
Stock Incentive Plans
2000 Stock Incentive Plan.    Effective October 2000, we adopted the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan, as amended, provides for the issuance of incentive and non-qualified stock options to our employees, directors, and consultants to purchase up to 15.1 million shares of Class B common stock. Under the terms of this plan, options became exercisable as established by the Board of Directors (ratably over four years), and expire ten years after the date of the grant. Options issued under the plan were made at their grant-date fair market value. Subsequent to fiscal 2005, no further options were granted under this plan. The 2000 Stock Incentive Plan terminated on October 1, 2010 and no shares of our common stock remained available for future issuance under that plan other than pursuant to outstanding options. As of September 26, 2014, there were options outstanding to purchase 2,378 shares of Class B common stock, all of which were vested and exercisable, with a remaining weighted-average contractual life of 0.1 years.
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
As of September 26, 2014, there were options outstanding to purchase 7.6 million shares of Class A common stock, of which 3.3 million were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 7.4 years.
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

The following table summarizes information about stock options issued under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 27, 2013	6,385	$29.82
Grants	2,523	38.16
Exercises	(999)	26.37
Forfeitures and cancellations	(298)	31.84
Options outstanding at September 26, 2014	7,611	32.96	7.5	$64,758
Options vested and expected to vest at September 26, 2014	7,305	32.91	7.4	62,530
Options exercisable at September 26, 2014	3,275	30.29	5.8	37,086

(1)	Aggregate intrinsic value is based on the closing price of our common stock on September 26, 2014 of $41.26 and excludes the impact of options that were not in-the-money.
The following table summarizes information about stock options outstanding and exercisable at September 26, 2014:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
	(in thousands)	(in years)		(in thousands)	(in years)
$2.08 - $6.28	2	0.1	$5.65	2	$5.65
$6.29 - $19.21	155	0.8	17.32	155	17.32
$19.22 - 28.12	397	3.6	25.26	362	25.22
$28.13 - $38.20	6,240	7.8	32.54	2,439	30.05
$38.21 - $48.14	767	7.9	42.12	267	42.62
$48.15 - $51.18	17	3.4	48.15	17	48.15
$51.19 and above	33	5.2	58.78	33	58.78
	7,611			3,275
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs which vest based on the satisfaction of specific performance criteria, although no such awards have been granted as of September 26, 2014. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 27, 2013	2,853	$34.66
Granted	1,298	38.49
Vested	(1,012)	36.22
Forfeitures	(236)	35.17
Non-vested at September 26, 2014	2,903	35.79
The fair value as of the respective vesting dates of RSUs was as follows (in thousands):

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Restricted stock units - vest date fair value	$40,810	$27,013	$14,239

Stock Appreciation Rights.    We have previously granted stock appreciation rights to certain of our foreign employees. These awards are settled in cash rather than stock, and are classified as liability awards. This liability is classified within other non-current liabilities in our consolidated balance sheets.
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
Stock Option Valuation Assumptions
We use the Black-Scholes option pricing model to determine the estimated fair value of employee stock options at the date of the grant. The Black-Scholes model includes inputs that require us to make certain estimates and assumptions regarding the expected term of the award, as well as the future risk-free interest rate, and the volatility of our stock price over the expected term of the award.
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
Dividend Yield.    The dividend yield is based on our anticipated dividend payout over the expected term of our option awards. Aside from a special cash dividend paid in fiscal 2013 that was considered a one-time occurrence, the expected dividend yield for all option awards granted up until our fiscal year ended September 26, 2014, was zero. This reflected management’s intention that no dividends would be paid. As described within Part II, Item 5 "Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities", our Board of Directors announced the initiation of a quarterly dividend to its stockholders on October 23, 2014. Dividend declarations and the establishment of future record and payment dates are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of the Company’s stockholders. The dividend policy may be changed or canceled at the discretion of the Board of Directors at any time. As a result, and beginning with the first quarter of fiscal 2015, the expected dividend yield will be revised to reflect this change in our dividend policy.
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Expected term (in years)	4.58	4.37	4.53
Risk-free interest rate	1.4%	0.5%	0.7%
Expected stock price volatility	32.0%	40.1%	43.8%
Dividend yield	—	—	—

The following table summarizes the weighted-average fair value of stock options granted and the total intrinsic value of stock options exercised (in thousands):

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Stock options granted - weighted-average grant date fair value	$11.11	$10.23	$12.23
Stock options exercised - intrinsic value	$15,300	$3,781	$6,188
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

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Estimated forfeiture rate	6.13%	6.13%	6.13%
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands).
Compensation Expense - By Award Type

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Compensation Expense - By Type
Stock options (1)	$19,680	$21,334	$23,550
Restricted stock units	42,221	39,644	22,952
Employee stock purchase plan	3,779	3,350	1,029
Stock appreciation rights	—	—	50
Total stock-based compensation	65,680	64,328	47,581
Benefit from income taxes	(19,315)	(19,316)	(14,930)
Total stock-based compensation, net of tax	$46,365	$45,012	$32,651

(1)
Expense excludes $0.4 million in fiscal 2012 related to stock-based compensation which was capitalized to property, plant and equipment. No compensation cost was capitalized in either fiscal 2014 or 2013.

Compensation Expense - By Income Statement Line Item Classification

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Compensation Expense - By Classification
Cost of products	$812	$765	$675
Cost of services	402	387	239
Research and development	18,510	17,117	11,553
Sales and marketing	23,236	21,507	16,233
General and administrative	22,720	22,685	18,881
Restructuring	—	1,867	—
Total stock-based compensation	65,680	64,328	47,581
Benefit from income taxes	(19,315)	(19,316)	(14,930)
Total stock-based compensation, net of tax	$46,365	$45,012	$32,651

The tax benefit that we recognize from certain exercises of ISOs and shares issued under our ESPP are excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Tax benefit - stock option exercises & shares issued under ESPP	$538	$417	$208
Unrecognized Compensation Expense.    At September 26, 2014, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $43.9 million, which is expected to be recognized over a weighted-average period of 2.7 years. At September 26, 2014, total unrecorded compensation expense associated with RSUs expected to vest was approximately $73.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Special Dividend and Equity Award Modification
On December 11, 2012, our Board of Directors declared a special dividend ("dividend") of $4.00 per share on our Class A and Class B common stock. The dividend was paid on December 27, 2012 to all stockholders of record as of the close of business on December 21, 2012 ("Record Date"). Based on the 102,051,386 shares of Class A and Class B common stock outstanding as of the record date, the total dividend payment was $408.2 million.
In connection with the declaration of this dividend in the first quarter of fiscal 2013, we adjusted the number and exercise price of certain eligible outstanding stock options and SARs granted under our 2005 Stock Plan and 2000 Stock Incentive Plan in a manner intended to preserve the pre-cash dividend economic value of these awards. Eligible awards include stock options and SARs that were granted prior to December 2012 and were outstanding as of the day following the record date, with the exception of stock options held by employees in Australia that were not adjusted due to tax considerations. The modification of these existing awards at the dividend declaration date resulted in a total net incremental compensation cost of approximately $7.9 million, which is being recognized over the vesting periods of the original awards, determined on a grant-by-grant basis, based on the extent to which the awards were vested as of the date of modification. The incremental charge related to all fully-vested awards as of the modification date was recognized immediately in the first quarter of fiscal 2013, while the vesting period for those awards not fully-vested at the time of modification range from one to four years. Of the total incremental charge, approximately $1.2 million and $4.6 million was recognized in fiscal 2014 and fiscal 2013, respectively.
Additionally, all outstanding RSUs under the 2005 Stock Plan that were unvested on the day following the record date, including RSUs that were granted on the record date, were modified to allow for the granting of a dividend equivalent (as such term is defined in the 2005 Stock Plan) with respect to each share of our Class A common stock underlying the unvested RSU. The dividend equivalent is payable in cash in a per share amount equal to the per share cash dividend on the same date that the related underlying RSU shares vest. The granting of the dividend equivalent for all outstanding RSUs resulted in a total net incremental compensation cost of approximately $11.9 million, which is being recognized over the remaining vesting periods of the RSUs at the date of modification, determined on a grant-by-grant basis. These vesting periods range from one to four years beginning on the first anniversary of the grant. Of the total incremental charge, approximately $3.0 million and $4.3 million was recognized in fiscal 2014 and fiscal 2013, respectively.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 26, 2014 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Total	$900,000

Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of September 26, 2014, the remaining authorization to purchase additional shares is approximately $60.0 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2014:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 27, 2013	330,000	$11,660	$35.32
Q2 - Quarter ended March 28, 2014	—	—	—
Q3 - Quarter ended June 27, 2014	730,000	29,298	40.12
Q4 - Quarter ended September 26, 2014	330,000	15,070	45.65
Total	1,390,000	$56,028

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
On October 23, 2014, we announced that our Board of Directors approved an increase to the size of our stock repurchase program by an additional $200.0 million. Refer to Note 19 “Subsequent Events” for additional information.
8. Accumulated Other Comprehensive Income
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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Year Ended September 26, 2014			Fiscal Year Ended September 27, 2013
	Unrealized Gain/Loss - Investments	Currency Translation Adjustments	Total	Unrealized Gain/Loss - Investments	Currency Translation Adjustments	Total
Balance, Beginning Of Period	$203	$7,611	$7,814	$1,079	$9,608	$10,687
Other Comprehensive Income Before Reclassifications:
Unrealized Gains/(Losses) - Investment Securities	801		801	(286)		(286)
Foreign Currency Translation (Losses) (1)		(5,056)	(5,056)		(2,494)	(2,494)
Income Tax Effect - Benefit/(Expense) (2)	(286)	(46)	(332)	104	497	601
Net Of Tax	515	(5,102)	(4,587)	(182)	(1,997)	(2,179)
Amounts Reclassified From AOCI Into Earnings:
Realized (Gains) - Investment Securities (1)	(368)		(368)	(1,083)		(1,083)
Income Tax Effect - Expense (2)	155		155	389		389
Net Of Tax	302	(5,102)	(4,800)	(876)	(1,997)	(2,873)
Balance, End Of Period	$505	$2,509	$3,014	$203	$7,611	$7,814

(1)
Realized gains or losses from the sale of our available-for-sale investment securities or from foreign currency translation adjustments are included within other income/expense, net in our consolidated statements of operations.

(2)	The income tax benefit or expense is included within provision for income taxes in our consolidated statements of operations.

9. Earnings Per Share
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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$206,103	$189,271	$264,302

Denominator:
Weighted-average shares outstanding—basic	102,151	101,879	106,926
Potential common shares from options to purchase common stock	582	287	493
Potential common shares from restricted stock units	899	622	122
Weighted-average shares outstanding—diluted	103,632	102,788	107,541

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$2.02	$1.86	$2.47
Diluted	$1.99	$1.84	$2.46

Antidilutive awards excluded from calculation:
Stock options	3,987	5,348	6,496
Restricted stock units	1,835	1,817	2,550

10. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
The components of our income before provision for income taxes were as follows (in thousands):

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
United States	$160,839	$155,777	$258,684
Foreign	115,260	94,869	110,307
Total	$276,099	$250,646	$368,991

The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Current:
Federal	$20,533	$30,428	$56,105
State	543	691	2,922
Foreign	52,999	49,003	43,659
Total current	74,075	80,122	102,686

Deferred:
Federal	(2,345)	(11,353)	904
State	(3,544)	(4,748)	521
Foreign	(807)	(3,677)	(254)
Total deferred	(6,696)	(19,778)	1,171
Provision for income taxes	$67,379	$60,344	$103,857
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
As a result, we have not recorded a deferred tax liability on undistributed earnings of foreign subsidiaries of approximately $322.4 million, which are permanently reinvested outside the U.S. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to federal and state income taxes, less any applicable foreign tax credits and withholding taxes, estimated at approximately $78.1 million as of September 26, 2014. Accordingly, if a determination is made to repatriate some or all of these foreign earnings, we would need to adjust our income tax provision in the period that the determination is made to accrue for taxes payable on earnings that will no longer be indefinitely invested outside the U.S.
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

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Withholding Taxes	$47,131	$42,567	$38,531

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

	Fiscal Year Ended
	September 26, 2014	September 27, 2013
Deferred income tax assets:
Investments	$2,033	$2,115
Accounts receivable	265	128
Inventories	3,607	4,255
Net operating loss	2,062	3,297
U.S. state taxes	209	225
Accrued expenses	16,759	11,985
Stock-based compensation	30,455	29,428
Revenue recognition	55,453	59,505
Depreciation and amortization	4,423	—
Research and development credits	5,153	4,002
Foreign tax credits	2,854	3,512
Other	8,312	7,503
Total gross deferred income tax assets	131,585	125,955
Less: valuation allowance	—	—
Total deferred income tax assets	131,585	125,955

Deferred income tax liabilities:
Translation adjustment	(579)	(880)
Intangibles	(450)	(318)
International earnings	(1,960)	(1,782)
Depreciation and amortization	—	(1,028)
Unrealized gain on investments	(405)	(275)
Deferred income tax assets, net	$128,191	$121,672

Deferred Income Tax Assets, Net - Balance Sheet Classification
Current deferred income tax assets	$86,445	$84,238
Long-term deferred income tax assets, net	41,746	37,434
Deferred income tax assets, net	$128,191	$121,672
Net Operating Loss ("NOL") and Tax Credit Carryforwards
As part of our acquisition of IMM Sound in fiscal 2012, we acquired a NOL carryforward for Spanish tax purposes of $1.7 million. During fiscal 2013, we finalized our merger of IMM Sound into Dolby Iberia under Spanish tax laws, which resulted in a discrete benefit of $3.9 million in our tax provision for fiscal 2013. The discrete benefit reflects both the release of the $3.2 million deferred tax liability recorded on the acquisition date as a result of a step-up in the basis of IMM Sound’s tax assets to fair market value and an adjustment to our deferred tax assets by $0.7 million following a change in our estimated utilization of NOL carryforwards. As of September 26, 2014, our NOL carryforward was $1.2 million, and will expire in fiscal 2030 if unused.
As part of an acquisition in fiscal 2009, we acquired a NOL carryforward for federal and California tax purposes of $9.7 million and $9.6 million, respectively. The losses carried forward for federal and California tax purposes as of September 26, 2014 were $4.7 million and $9.6 million respectively, and will expire in fiscal 2029 if unused.

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

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	0.6	0.6	1.1
Stock-based compensation expense rate	1.4	1.3	0.5
Research and development tax credits	(1.6)	(3.1)	(1.1)
Tax exempt interest	(0.2)	(0.2)	(0.3)
U.S. manufacturing tax incentives	(2.0)	(2.3)	(2.1)
Foreign rate differential	(8.9)	(4.5)	(5.3)
Foreign reversal of deferred tax liabilities	—	(3.0)	—
Other	0.1	0.3	0.3
Effective tax rate	24.4%	24.1%	28.1%
Our effective tax rate increased from 24.1% in fiscal 2013 to 24.4% in fiscal 2014. Our effective tax rate in fiscal 2014 reflects reduced benefits from federal research and development tax credits that were retroactively reinstated in January 2013 and which expired in December 2013. Additionally, we received a benefit to our effective tax rate in fiscal 2013 related to the re-organization of a foreign subsidiary which resulted in the release of certain deferred tax liabilities. The overall increase in the rate was partially offset by the fact that our effective tax rate in fiscal 2014 reflects a higher proportion of our overall earnings being attributable to lower tax-rate jurisdictions.
Our effective tax rate decreased from 28.1% in fiscal 2012 to 24.1% in fiscal 2013. During the second quarter of fiscal 2013, a change in the tax law retroactively reinstated the federal research and development tax credits for a portion of fiscal year 2012. As a result, we recognized an increase in federal research and development tax credits for fiscal 2013, as compared to fiscal 2012, thereby lowering our effective tax rate. Additionally, in fiscal 2013, we reorganized the operations of certain foreign subsidiaries associated with previous acquisitions. The reorganizations resulted in the release of $7.4 million in deferred tax liabilities representing accrued federal taxes and amortization of intangible assets, which benefited our effective tax rate for fiscal 2013 by 3%.
Uncertain Tax Positions
As of September 26, 2014, the total amount of gross unrecognized tax benefits was $31.4 million, of which $21.4 million, if recognized, would reduce our effective tax rate. We estimate that our unrecognized tax benefits could be reduced by $0.7 million in the next twelve months as a result of the expected settlement of currently ongoing audit and the expiration of certain statute of limitations. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
The aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Balance at beginning of year	$32,468	$16,880	$8,683
Gross increases - tax positions taken during prior years	3,249	16,865	3,156
Gross decreases - tax positions taken during prior years	—	—	(493)
Increases in balances related to tax positions taken during current year	—	2,639	6,770
Lapse of statute of limitations	(4,366)	(3,064)	(1,236)
Settlements	—	(852)	—
Balance at end of year	$31,351	$32,468	$16,880

Classification of Interest and Penalties
We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision. In fiscal 2014, our current tax provision was increased by interest expense of $0.7 million and reduced by penalties of $0.5 million, while in fiscal 2013, our current tax provision was increased by interest expense of $0.4 million and reduced by penalties of $0.4 million. Accrued interest and penalties are included within the related tax liability line item in our consolidated balance sheets. Our accrued interest and penalties on unrecognized tax benefits as of September 26, 2014 and September 27, 2013 were as follows (in thousands):

	Fiscal Year Ended
	September 26, 2014	September 27, 2013
Accrued interest	$2,390	$1,680
Accrued penalties	1,022	1,536
Total	$3,412	$3,216
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe there is a reasonable possibility of any significant change to our total unrecognized tax benefits within the next twelve months.
We file income tax returns in the United States on a federal basis and in several U.S. state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S., the United Kingdom ("U.K."), Australia, the Netherlands and the states of New York and California. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. We are no longer subject to examinations by the Internal Revenue Service through the 2010 fiscal year, for U.S. federal tax purposes, and through the 2007 fiscal year by the appropriate governmental agencies for U.K. tax purposes. In addition, we are no longer subject to examination by the state of New York through the 2011 fiscal year for income tax purposes. Our California filings are no longer subject to examination through the 2005 fiscal year by the appropriate California agency. Other significant jurisdictions include Australia, Sweden and Canada, and they are no longer subject to examinations through the years 2007, 2007 and 2010, respectively. We do not believe that the outcome of any ongoing examination will have a material impact on our financial statements.

11. Restructuring
Fiscal 2014 Restructuring Plan.    In October 2013, we implemented a plan to reorganize and consolidate certain activities and positions within our global business infrastructure. As a result, we recorded $3.3 million in restructuring costs during the fiscal year-to-date period ended September 26, 2014, representing severance and other related benefits offered to approximately 50 employees that were affected as a result of this action.
Changes in restructuring accruals under this restructuring plan were as follows (in thousands):

Severance and associated costs
Restructuring charges	$3,301
Cash payments	(3,164)
Non-cash and other adjustments	9
Balance at September 26, 2014	$146

Fiscal 2013 Restructuring Program.    In April 2013, we implemented a plan to reorganize certain activities and personnel within our marketing function under a strategic restructuring program, and as a result, recognized approximately $5.9 million in restructuring costs during fiscal 2013. This charge included $2.8 million in severance and other related benefits offered to approximately 36 employees that were affected as a result of this action and $1.9 million of stock-based compensation expense for previously awarded grants that vested through the second quarter of fiscal 2014 pursuant to their original vesting schedule. Expenses of $1.2 million associated with the exit of a facility are also included in restructuring charges in the accompanying consolidated statements of operations.
During fiscal 2014, we recognized a $0.7 million credit representing the release of a facility exit obligation accrued under our fiscal 2013 Restructuring Plan following the sale of certain property located in Wootton Bassett, U.K. Changes in restructuring accruals under the fiscal 2013 restructuring program were as follows (in thousands):

	Severance and associated costs	Facilities and contract termination costs	Total
Restructuring charges	$4,723	$1,151	$5,874
Cash payments	(2,097)	(108)	(2,205)
Other non-cash adjustments	(1,832)	—	(1,832)
Balance at September 27, 2013	$794	$1,043	$1,837
Restructuring charges	—	(898)	(898)
Cash payments	(794)	—	(794)
Other non-cash adjustments	—	(145)	(145)
Balance at September 26, 2014	$—	$—	$—
Accruals for restructuring charges are included within accrued liabilities in the accompanying consolidated balance sheets while restructuring charges are included within restructuring charges in the accompanying consolidated statements of operations.

12. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of September 26, 2014 (in thousands):

	Payments Due By Fiscal Period
	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Naming rights	$7,432	$7,525	$7,619	$7,715	$7,811	$110,888	$148,990
Donation commitments	—	—	6,045	67	67	805	6,984
Operating leases	14,384	9,690	8,246	7,040	6,194	34,034	79,588
Purchase obligations	9,442	1,825	47	—	—	—	11,314
Total	$31,258	$19,040	$21,957	$14,822	$14,072	$145,727	$246,876
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
Donation Commitments.     On fiscal 2014, we entered into a non-cancelable obligation to donate and install imaging and audio products to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California, and provide maintenance services for fifteen years from its expected opening date in 2017.

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

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Rent expense	$14,278	$13,092	$13,463
Rent payable to principal stockholder	2,125	1,375	1,372
Purchase Obligations.     Purchase obligations primarily consist of our commitments made under agreements to purchase goods and services for purposes that include IT and telecommunications, marketing and professional services, and manufacturing and other research and development activities.
Indemnification Clauses.     On a limited basis, our contractual agreements will contain a clause under which we have agreed to provide indemnification to the counterparty, most commonly to licensees in connection with licensing arrangements that include our intellectual property. Additionally, and although not a contractual requirement, we have at times elected to defend our licensees from third party intellectual property infringement claims. Since the terms and conditions of our contractual indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. Furthermore, we have not historically made any payments in connection with any such obligation and believe there to be a remote likelihood that any potential exposure in future periods would be of a material amount. As a result, no amounts have been accrued in our consolidated financial statements with respect to the contingent aspect of these indemnities.

13. Acquisitions
Doremi Labs.     On October 31, 2014, we completed our acquisition of Doremi Labs upon approval following United States and International regulatory review. Refer to Note 19 “Subsequent Events” for additional information related to this transaction.
IMM Sound.     In fiscal 2012, we acquired all outstanding shares of IMM Sound, S.A. (“IMM Sound”), a privately held company based in Barcelona, Spain, that develops and markets enhanced 3D sound for the digital film industry. We believe that this technology complements our Dolby Atmos technology released two years ago. We accounted for the IMM Sound acquisition using the acquisition method of accounting for business combinations. We completed the acquisition for a gross purchase price of $26.5 million, which included cash payments of $18.4 million, debt repayment of $0.6 million, and the assumption of net liabilities of $7.5 million. Purchase consideration, net of cash acquired of $0.4 million, was $18.0 million.
Pursuant to the purchase agreement, we retained $6.0 million of the total purchase consideration for a twenty-four month period following the closing of the acquisition. Upon the lapse of this twenty-four month period and satisfaction of certain indemnification obligations of IMM Sound's shareholders, a payment of $6.7 million was made during the fourth quarter of fiscal 2014. Although this amount did not accrue interest, fluctuations in currency exchange rates resulted in a payment which exceeded the amount initially accrued as a liability.

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

14. Operating Segments & Geographic Information
Operating Segments.    Operating segments are defined as components of an enterprise for which separate financial information is available, and which are evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. Our chief operating decision-maker ("CODM") is our Chief Executive Officer. Reporting segments are operating segments exceeding specified revenue, profit or loss, or asset thresholds for which separate disclosure of information is necessary.
We operate as a single reporting segment. This reflects the fact that our CODM evaluates the Company’s financial information and resources, and assesses the performance of these resources on a consolidated basis. Since the Company operates as one reporting segment, all required financial segment information is included in the consolidated financial statements.
Geographic Information.    Revenue by geographic region, which was determined based on the location of our licensees’ headquarters for licensing revenue, the destination to which we ship our products for products revenue, and the location where we perform our services for services revenue, was as follows (in thousands):

	Fiscal Year Ended
Location	September 26, 2014	September 27, 2013	September 28, 2012
United States	$316,256	$255,956	$299,992
International	643,920	653,718	633,022
Total revenue	$960,176	$909,674	$933,014
The concentration of our revenue from individual geographic regions was as follows:

	Fiscal Year Ended
Location	September 26, 2014	September 27, 2013	September 28, 2012
United States	33%	28%	32%
South Korea	20%	20%	17%
Japan	13%	18%	18%
Europe	12%	13%	15%
China	12%	9%	6%
Other	10%	12%	12%
Total	100%	100%	100%

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows (in thousands):

Location	September 26, 2014	September 27, 2013
United States	$257,064	$188,580
International	32,691	54,337
Total long-lived tangible assets, net of accumulated depreciation	$289,755	$242,917

15. Legal Proceedings
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
We are involved in various legal proceedings that occasionally arise in the normal course of business. These can include claims of alleged infringement of intellectual property rights, commercial, employment and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, any such amount is either immaterial, or it is not possible to provide an estimated amount of any such potential loss.

16. Related Party Transactions
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
Our ownership interest in these consolidated affiliated entities and the location of the property leased to Dolby Laboratories as of September 26, 2014 is as follows:

Entity Name	Minority Ownership Interest	Property Location
Dolby Properties, LLC	37.5%	San Francisco, CA
Dolby Properties Brisbane, LLC	49.0%	Brisbane, CA
Dolby Properties Burbank, LLC	49.0%	Burbank, CA
Dolby Properties United Kingdom, LLC	49.0%	Wootton Bassett, England
Dolby Properties, LP	10.0%	Wootton Bassett, England
We lease our primary San Francisco, California corporate offices from our principal stockholder under a term that expires on October 31, 2024. Related party rent expense included in operating expenses in our consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Related party rent expense included in operating expenses	$2,125	$2,526	$1,372
Distributions made by these entities to our principal stockholder were as follows (in millions):

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Distributions to principal stockholder	$—	$5.0	$0.1

17. Retirement Plans
We maintain a tax-qualified Section 401(k) retirement plan for employees in the United States and similar plans in foreign jurisdictions. Under the plan, employees are eligible to receive matching contributions and profit-sharing contributions from the Company.
We also maintain a Supplemental Executive Retirement Plan ("SERP"), a non-qualified, employer-funded retirement plan for certain senior executives employed in the United States. The plan was adopted in October 2004 prior to our initial public offering and was terminated in fiscal 2005. We have not made any contributions to the SERP since fiscal 2006. The purpose of the plan was to provide these executives with the opportunity to receive retirement income benefits in addition to the benefits generally available to all employees. The benefits provided to participants were based on defined contributions that we made to the plan and the gains and losses on the investment of those contributions. At September 26, 2014, the balance in the SERP account represents amounts contributed prior to the plan's termination, with the underlying plan investments consisting primarily of mutual fund investments. SERP assets are included within prepaid expenses and other current assets and within other non-current assets, while SERP liabilities are included within accrued liabilities and within other non-current liabilities in our consolidated balance sheets.
Retirement plan expenses, which are included in cost of products, cost of services, research and development, sales and marketing and general and administrative expense in our consolidated statements of operations, are as follows (in thousands):

	Fiscal Year Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Retirement plan expenses	$17,369	$15,810	$12,909

18. Selected Quarterly Financial Data (Unaudited)

	Fiscal Year 2014				Fiscal Year 2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Revenue:
Licensing	$205,660	$258,616	$205,625	$208,943	$204,876	$226,455	$184,707	$191,043
Products	18,104	14,563	12,971	13,581	25,498	17,726	17,381	19,998
Services	7,513	5,413	4,754	4,433	6,228	5,165	4,986	5,611
Total revenue	231,277	278,592	223,350	226,957	236,602	249,346	207,074	216,652
Cost of revenue	21,382	17,505	18,869	12,420	25,605	23,283	24,340	23,491
Gross margin	209,895	261,087	204,481	214,537	210,997	226,063	182,734	193,161
Income before taxes and controlling interest	60,701	102,922	51,814	60,662	69,059	84,872	37,847	58,868
Net income attributable to Dolby Laboratories	$44,515	$75,868	$39,779	$45,941	$51,349	$61,911	$30,216	$45,795

Earnings per share:
Basic	$0.44	$0.74	$0.39	$0.45	$0.50	$0.61	$0.30	$0.45
Diluted	$0.43	$0.73	$0.38	$0.44	$0.50	$0.60	$0.29	$0.44
Weighted-average shares outstanding:
Basic	101,750	102,291	102,350	102,211	102,361	101,638	101,751	101,768
Diluted	103,192	103,934	103,942	104,116	103,523	102,680	103,031	102,976

19. Subsequent Events
Acquisition Of Doremi Labs.    On October 31, 2014, we completed the acquisition of Doremi Labs ("Doremi"), a privately held company, for $92.5 million in cash, and up to an additional $20.0 million in contingent consideration that may be earned over a four-year period. Doremi is a leading developer and manufacturer of digital cinema servers and the acquisition is expected to complement our efforts to promote further adoption of Dolby Atmos. We are in the process of allocating the purchase price to the acquired assets and liabilities based upon their estimated fair values as of the date of closing. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets acquired, deferred revenues, warranty accruals, contingencies, taxes and residual goodwill.
Dividend.    On October 23, 2014, we announced the initiation of a quarterly dividend to stockholders, with the first quarterly dividend declared by our Board of Directors on October 21, 2014. The first dividend payment of $0.10 per share of Class A and Class B Common Stock will be paid on November 20, 2014 to the stockholders of record as of the close of business on November 3, 2014. Based on the 102,282,102 shares of common stock outstanding as of the record date, the total dividend payment will be $10.2 million. Dividend declarations and the establishment of future record and payment dates are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of the Company’s stockholders. The dividend policy may be changed or canceled at the discretion of the Board of Directors at any time.
Share Repurchase Program.    On October 23, 2014, we announced that our Board of Directors approved an increase to the size of our stock repurchase program by an additional $200.0 million, bringing the amount available for future repurchases of the Company’s Class A Common Stock to $260 million. Stock repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company considers appropriate. The timing of repurchases and the number of shares repurchased will depend on a variety of factors including price, the rate of dilution from the Company's equity compensation programs, regulatory requirements, and other market conditions. The Company may limit, suspend, or terminate the stock repurchase program at any time without prior notice. Any shares repurchased under the program will be returned to the status of authorized, but unissued shares of Class A Common Stock.

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 26, 2014 using the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 26, 2014. Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, compliance with Section 16 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), our code of business conduct and ethics and Nominating and Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2015 (“2015 Proxy Statement”).
Executive Officers of the Registrant
Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of October 24, 2014 are set forth below:

Executive Officers	Age	Position(s)
Kevin Yeaman	48	President and Chief Executive Officer
Lewis Chew	51	Executive Vice President and Chief Financial Officer
Michael Rockwell	47	Executive Vice President, Advanced Technology Group
Andy Sherman	47	Executive Vice President, General Counsel and Corporate Secretary
Michael Bergeron	57	Senior Vice President, Worldwide Sales and Field Operations
Robert Borchers	49	Senior Vice President, Chief Marketing Officer
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
Robert Borchers joined us as Senior Vice President, Chief Marketing Officer in January 2014. Mr. Borchers has more than 20 years of experience bringing products and services to consumers. Prior to joining us, from June 2009 to January 2014, Mr. Borchers served as general partner at Opus Capital, a venture capital firm, making early stage investments in mobile software and service platforms. From August 2004 to June 2009, Mr. Borchers worked for Apple Inc., most recently as Senior Director Worldwide Product Marketing. As part of the original iPhone® team at Apple, Mr. Borchers was instrumental in the development, launch, and global expansion of the iPhone, iOS, and App Store™. From May 2003 to August 2004, Mr. Borchers worked at FusionOne, Inc., a provider of synchronization products and solutions for mobile devices, as its Vice President of Marketing. Prior to FusionOne, he spent six years at Nokia Corporation, where he cofounded and served as Vice President of Sales and Marketing for the Vertu business unit, a luxury mobile phone brand. Mr. Borchers holds a B.S. degree in mechanical engineering from Stanford University and an S.M. degree in mechanical engineering from the Massachusetts Institute of Technology. Mr. Borchers serves on the boards of directors of Bank of the West and the Hertz Foundation.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information in the 2015 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors,” “Executive Compensation and Related Matters,” “Compensation of Directors” and “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2015 Proxy Statement under the headings “Executive Compensation and Related Matters—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2015 Proxy Statement under the headings “Certain Relationships and Related Transactions" and “Corporate Governance Matters.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information in the 2015 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm.”

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
Date: November 17, 2014

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

SIGNATURE	TITLE	DATE
/S/ PETER GOTCHER	Chairman of the Board of Directors	November 17, 2014
Peter Gotcher

/S/ KEVIN J. YEAMAN	President, Chief Executive Officer and Director (Principal Executive Officer)	November 17, 2014
Kevin J. Yeaman

/S/ LEWIS CHEW	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 17, 2014
Lewis Chew

/S/ MICHELINE CHAU	Director	November 17, 2014
Micheline Chau

/S/ DAVID DOLBY	Director	November 17, 2014
David Dolby

/S/ NICHOLAS DONATIELLO, JR.	Director	November 17, 2014
Nicholas Donatiello, Jr.

/S/ N.W. JASPER	Director	November 17, 2014
N. W. Jasper

/S/ SANFORD ROBERTSON	Director	November 17, 2014
Sanford Robertson

/S/ ROGER SIBONI	Director	November 17, 2014
Roger Siboni

/S/ AVADIS TEVANIAN, JR.	Director	November 17, 2014
Avadis Tevanian, Jr.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1*
Asset Contribution Agreement dated November 19, 2004, by and between the Registrant, Dolby Laboratories Licensing Corporation, Ray Dolby individually, Ray Dolby as Trustee for the Ray Dolby Trust under the Dolby Family Trust instrument dated May 7, 1999, and Ray and Dagmar Dolby Investments L.P.
		Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005
3.2	Form of Amended and Restated Bylaws	Quarterly Report on Form 10-Q	April 30, 2009
4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006
10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.2*	2000 Stock Incentive Plan, as amended and restated	Quarterly Report on Form 10-Q	February 6, 2013
10.3*	2005 Stock Plan, as amended and restated	Annual Report on Form 10-K	November 15, 2013
10.4*	Employee Stock Purchase Plan (“ESPP”), as amended and restated	Current Report on Form 8-K	February 11, 2013
10.5*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.6*	Form of Stock Option Agreement under the 2005 Stock Plan	Registration Statement on Form S-8 (No. 333-188602)	May 14, 2013
10.7*	Form of Executive Stock Option Agreement under the 2005 Stock Plan	Registration Statement on Form S-8 (No. 333-188602)	May 14, 2013
10.8*	Form of Stock Option Agreement - International under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 3, 2012
10.9*	Form of Restricted Stock Unit Agreement-U.S. under the 2005 Stock Plan	Current Report on Form 8-K	November 20, 2007
10.10*	Form of Restricted Stock Unit Agreement-U.K. under the 2005 Stock Plan	Quarterly Report on Form 10-Q	April 30, 2009
10.11*	Form of Restricted Stock Unit Agreement-Non-U.S. under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 3, 2012
10.12*	Form of Subscription Agreement under the ESPP - U.S. Employees	Annual Report on Form 10-K	November 19, 2009
10.13*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees	Quarterly Report on Form 10-Q	August 8, 2012
10.14*	2014 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	November 14, 2013
10.15*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009
10.16*	Amendment, dated as of December 19, 2012, to Employment Agreement dated as of February 24, 2009, by and between Dolby Laboratories, Inc., a Delaware corporation, and Kevin Yeaman	Quarterly Report on Form 10-Q	February 6, 2013
10.17*	Offer letter by and between Andy Sherman and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011
10.18*	Offer Letter dated March 22, 2012, by and between Lewis Chew and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 8, 2012
10.19*	Offer Letter dated March 2, 2012, by and between Michael Bergeron and Dolby Laboratories, Inc.	Annual Report on Form 10-K	November 15, 2012
10.20*	Separation Agreement and Release dated as of March 27, 2013, by and between Ramzi Haidamus and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 2, 2013
10.21*	Offer Letter dated December 9, 2013 by and between Robert Borchers and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	January 29, 2014
10.22*	Consulting Agreement by and between David Dolby and Dolby Laboratories, Inc. dated February 7, 2013	Quarterly Report on Form 10-Q	May 2, 2013
10.23*	Consulting Agreement by and between David Dolby and Dolby Laboratories, Inc. dated February 7, 2014	Quarterly Report on Form 10-Q	April 30, 2014
10.24*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.25*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006
10.26*	Second Amendment to Lease Agreement for 100 Potrero Avenue, San Francisco, California dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust and affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.27*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006

10.28*	First Amendment to Lease Agreement for 130 Potrero Avenue, San Francisco, California dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust and affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.29*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.30*	First Amendment to Lease Agreement for 140 Potrero Avenue, San Francisco, California dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust and affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.31*	Waiver and Extension Relating to Potrero Avenue Leases dated as of September 29, 2013, by and among Dolby Laboratories, Inc. and the Dolby Family Trust and affiliated Trusts	Annual Report on Form 10-K	November 15, 2013
10.32*	Lease for 999 Brannan Street, San Francisco, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.33*	Amendments to Leases for 999 Brannan Street, San Francisco, California, dated June 27, 2013	Quarterly Report on Form 10-Q	July 31, 2013
10.34*	Lease for 175 South Hill Drive, Brisbane, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.35*	Lease for 3601 West Alameda Avenue, Burbank, California	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.36*	Lease for Wootton Bassett, England facility	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.37*	Lease for Interface Business Park, Bincknoll Lane, Wootton Bassett, Wiltshire	Annual Report on Form 10-K	November 22, 2010
10.38*	License to Carry Out Work Relating to Premises at Interface Business Park, Bincknoll Lane, Wootton Bassett, Wiltshire	Annual Report on Form 10-K	November 22, 2010
10.39	Agreement of Sale and Purchase by and between DWF III 1275 Market, LLC and Dolby Laboratories, Inc. dated June 8, 2012	Quarterly Report on Form 10-Q	August 8, 2012
21.1+	List of significant subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)
31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema Document
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF‡	XBRL Extension Definition
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

+    Filed herewith.
*    Denotes a management contract or compensatory plan or arrangement.
‡    Furnished herewith.