Form 10-Q
period 2014-12-26
Dolby Laboratories, Inc.
filed 2015-01-30
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 26, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On January 23, 2015, the registrant had 51,511,456 shares of Class A common stock, par value $0.001 per share, and 51,081,217 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended December 26, 2014

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 26, 2014	September 26, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$409,115	$568,472
Restricted cash	2,040	2,142
Short-term investments	211,443	231,208
Accounts receivable, net of allowance for doubtful accounts of $1,203 and $1,615	117,240	86,168
Inventories	28,291	8,536
Deferred taxes	86,937	86,445
Prepaid expenses and other current assets	37,092	22,880
Total current assets	892,158	1,005,851
Long-term investments	318,448	296,335
Property, plant and equipment, net	330,249	289,755
Intangible assets, net	108,220	63,700
Goodwill	315,791	277,574
Deferred taxes	48,212	41,746
Other non-current assets	9,341	9,051
Total assets	$2,022,419	$1,984,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,973	$15,898
Accrued liabilities	159,360	158,376
Income taxes payable	1,754	2,600
Deferred revenue	21,236	12,496
Total current liabilities	192,323	189,370
Long-term deferred revenue	23,203	19,279
Other non-current liabilities	55,793	43,715
Total liabilities	271,319	252,364

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 51,482,817 shares issued and outstanding at December 26, 2014 and 50,658,627 at September 26, 2014	52	51
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 51,081,624 shares issued and outstanding at December 26, 2014 and 51,610,239 at September 26, 2014	51	52
Additional paid-in capital	45,479	46,415
Retained earnings	1,691,614	1,660,485
Accumulated other comprehensive income	(2,188)	3,014
Total stockholders’ equity – Dolby Laboratories, Inc.	1,735,008	1,710,017
Controlling interest	16,092	21,631
Total stockholders’ equity	1,751,100	1,731,648
Total liabilities and stockholders’ equity	$2,022,419	$1,984,012
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Quarter Ended
	December 26, 2014	December 27, 2013
Revenue:	(unaudited)	(unaudited)
Licensing	$216,598	$205,660
Products	13,263	18,104
Services	4,377	7,513
Total revenue	234,238	231,277

Cost of revenue:
Cost of licensing	3,481	4,001
Cost of products	12,584	13,788
Cost of services	3,345	3,593
Total cost of revenue	19,410	21,382

Gross margin	214,828	209,895

Operating expenses:
Research and development	48,594	44,463
Sales and marketing	68,018	60,379
General and administrative	44,716	41,908
Restructuring charges/(credits)	(39)	3,215
Total operating expenses	161,289	149,965

Operating income	53,539	59,930

Other income/expense:
Interest income	900	654
Interest expense	(15)	(112)
Other income/(expense), net	(108)	229
Total other income/expense	777	771

Income before income taxes	54,316	60,701
Provision for income taxes	(12,379)	(15,455)
Net income including controlling interest	41,937	45,246
Less: net (income) attributable to controlling interest	(580)	(731)
Net income attributable to Dolby Laboratories, Inc.	$41,357	$44,515

Net Income Per Share:
Basic	$0.40	$0.44
Diluted	$0.40	$0.43
Weighted-Average Shares Outstanding:
Basic	102,303	101,750
Diluted	104,275	103,192

Related party rent expense:
Included in operating expenses	$788	$346
Included in net income attributable to controlling interest	$1,153	$1,255

Cash dividend declared per common share	$0.10	$—
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Quarter Ended
	December 26, 2014	December 27, 2013
	(unaudited)	(unaudited)
Net income including controlling interest	$41,937	$45,246
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(5,553)	(390)
Unrealized gains/(losses) on available-for-sale securities, net of tax	(177)	105
Comprehensive income	36,207	44,961
Less: comprehensive (income) attributable to controlling interest	(52)	(875)
Comprehensive income attributable to Dolby Laboratories, Inc.	$36,155	$44,086

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 26, 2014	$103	$46,415	$1,660,485	$3,014	$1,710,017	$21,631	$1,731,648
Net income	—	—	41,357	—	41,357	580	41,937
Currency translation adjustments, net of tax of $528	—	—	—	(5,025)	(5,025)	(528)	(5,553)
Unrealized gains on investments, net of tax of $180	—	—	—	(177)	(177)	—	(177)
Distributions to controlling interest	—	—	—	—	—	(5,591)	(5,591)
Stock-based compensation expense	—	17,842	—	—	17,842	—	17,842
Repurchase of common stock	(1)	(16,952)	—	—	(16,953)	—	(16,953)
Cash dividends declared and paid on common stock	—	—	(10,228)	—	(10,228)	—	(10,228)
Tax benefit from employee stock plans	—	1,509	—	—	1,509	—	1,509
Common stock issued under employee stock plans	1	7,510	—	—	7,511	—	7,511
Tax withholdings on vesting of restricted stock	—	(10,846)	—	—	(10,846)	—	(10,846)
Exercise of Class B stock options	—	1	—	—	1	—	1
Balance at December 26, 2014	$103	$45,479	$1,691,614	$(2,188)	$1,735,008	$16,092	$1,751,100

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 27, 2013	$102	$18,812	$1,454,382	$7,814	$1,481,110	$18,916	$1,500,026
Net income	—	—	44,515	—	44,515	731	45,246
Currency translation adjustments, net of tax of $(61)	—	—	—	(534)	(534)	144	(390)
Unrealized losses on investments, net of tax of $(58)	—	—	—	105	105	—	105
Stock-based compensation expense	—	15,054	—	—	15,054	—	15,054
Repurchase of common stock	—	(11,660)	—	—	(11,660)	—	(11,660)
Tax deficiency from employee stock plans	—	(11)	—	—	(11)	—	(11)
Common stock issued under employee stock plans	1	8,088	—	—	8,089	—	8,089
Tax withholdings on vesting of restricted stock	—	(6,727)	—	—	(6,727)	—	(6,727)
Exercise of Class B stock options	—	38	—	—	38	—	38
Balance at December 27, 2013	$103	$23,594	$1,498,897	$7,385	$1,529,979	$19,791	$1,549,770

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Quarter Ended
	December 26, 2014	December 27, 2013
Operating activities:	(unaudited)	(unaudited)
Net income including controlling interest	$41,937	$45,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,524	12,409
Stock-based compensation	17,842	15,054
Amortization of premium on investments	2,391	2,266
Excess tax benefit from exercise of stock options	(1,944)	(1,010)
Provision for doubtful accounts	(376)	374
Deferred income taxes	(6,310)	(1,322)
Other non-cash items affecting net income	653	105
Changes in operating assets and liabilities:
Accounts receivable	(22,442)	21,148
Inventories	(2,997)	2,225
Prepaid expenses and other assets	(4,473)	(1,631)
Accounts payable and other liabilities	(46,801)	(16,696)
Income taxes, net	3,692	4,795
Deferred revenue	4,452	(5,897)
Other non-current liabilities	1,297	216
Net cash provided by operating activities	3,445	77,282

Investing activities:
Purchase of investments	(110,508)	(102,717)
Proceeds from sales of investment securities	63,454	27,426
Proceeds from maturities of investment securities	42,700	46,739
Purchases of property, plant and equipment	(21,661)	(8,967)
Payments for business acquisitions, net of cash acquired	(93,516)	—
Purchase of intangible assets	(6,416)	—
Proceeds from sale of property, plant and equipment and assets held for sale	3	42
Change in restricted cash	102	(174)
Net cash used in investing activities	(125,842)	(37,651)

Financing activities:
Proceeds from issuance of common stock	7,512	8,127
Repurchase of common stock	(16,953)	(11,660)
Payment of cash dividend	(10,228)	—
Distribution to controlling interest	(5,591)	—
Excess tax benefit from the exercise of stock options	1,944	1,010
Shares repurchased for tax withholdings on vesting of restricted stock	(10,846)	(6,727)
Net cash used in financing activities	(34,162)	(9,250)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,798)	(138)
Net increase/(decrease) in cash and cash equivalents	(159,357)	30,243
Cash and cash equivalents at beginning of period	568,472	454,397
Cash and cash equivalents at end of period	$409,115	$484,640

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$13,739	$11,593
Cash paid for interest	$3	$1

Non-cash investing and financing activities:
Capital expenditures incurred, not yet paid	$33,260	$8,770
Receivable for working capital adjustment from acquisition	$4,220	$—
Purchase consideration payable for acquisition	$740	$—
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”), and with Securities and Exchange Commission (“SEC”) rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with GAAP to be condensed or omitted. In our opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 26, 2014 and include all adjustments necessary for fair presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 26, 2014, which are included in our Annual Report on Form 10-K filed with the SEC.
The results for the fiscal quarter ended December 26, 2014 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 25, 2015.
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
Use of Estimates
The preparation of our financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our unaudited interim condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include estimated selling prices for elements sold in multiple-element revenue arrangements; valuation allowances for accounts receivable; carrying values of inventories and certain property, plant, and equipment, goodwill and intangible assets; fair values of investments; accrued liabilities including liabilities for unrecognized tax benefits, deferred income tax assets and stock-based compensation. Actual results could differ from our estimates.
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended December 26, 2014 and December 27, 2013. Our fiscal year ending September 25, 2015 (fiscal 2015) and our fiscal year ended September 26, 2014 (fiscal 2014) both consist of 52 weeks.

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
Recently Issued Accounting Standards
Adopted Standards
All recently pronounced accounting standards applicable to, and adopted by Dolby have been previously disclosed as part of a quarterly or annual filing from prior periods. Accounting pronouncements that were adopted and disclosed in prior periods have not had a significant impact on our unaudited interim condensed consolidated financial statements or notes thereto, and have not resulted in a change to our significant accounting policies. Furthermore, there have not been any changes to our significant accounting policies from those that were described in our Form 10-K for the prior fiscal year ended September 26, 2014.
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

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of December 26, 2014 and September 26, 2014 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

Accounts Receivable, Net	December 26, 2014	September 26, 2014
Trade accounts receivable	$109,825	$78,189
Accounts receivable from patent administration program partners	8,618	9,594
Accounts Receivable, Gross	118,443	87,783
Less: allowance for doubtful accounts	(1,203)	(1,615)
Total	$117,240	$86,168
Inventories

Inventories	December 26, 2014	September 26, 2014
Raw materials	$9,960	$1,013
Work in process	5,087	47
Finished goods	13,244	7,476
Total	$28,291	$8,536

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $1.8 million and $1.7 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of December 26, 2014 and September 26, 2014, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.

Prepaid Expenses And Other Current Assets

Prepaid Expenses And Other Current Assets	December 26, 2014	September 26, 2014
Prepaid expenses	$13,774	$11,665
Other current assets	13,367	7,152
Income tax receivable	9,951	4,063
Total	$37,092	$22,880

Other current assets as of December 26, 2014 include the $0.9 million carrying value of a parcel of land that we intend to sell within the next twelve months. As of September 26, 2014, the carrying value of this parcel of land was $1.0 million.
Accrued Liabilities

Accrued Liabilities	December 26, 2014	September 26, 2014
Accrued royalties	$2,568	$2,526
Amounts payable to patent administration program partners	41,998	43,438
Accrued compensation and benefits	45,483	71,677
Accrued professional fees	4,439	6,162
Other accrued liabilities	64,872	34,573
Total	$159,360	$158,376
Other accrued liabilities include the accrual for unpaid property, plant and equipment additions of $33.3 million and $8.7 million as of December 26, 2014 and September 26, 2014, respectively.
Other Non-Current Liabilities

Other Non-Current Liabilities	December 26, 2014	September 26, 2014
Supplemental retirement plan obligations	$2,372	$2,409
Non-current tax liabilities	39,690	30,715
Other liabilities	13,731	10,591
Total	$55,793	$43,715

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
With the exception of our mutual fund investments held in our supplemental retirement plan which are classified as trading securities, all of our investments are classified as available-for-sale securities. Our investments primarily consist of municipal debt securities, corporate and government bonds (domestic and international), United States agency securities and commercial paper. In addition to the security types noted above, our cash and cash equivalents also consist of highly-liquid money market funds. Consistent with our investment policy, none of the municipal debt investments that we hold are supported by letters of credit or standby purchase agreements.

Our cash and investment portfolio, which is recorded as cash equivalents and both short and long-term investments, consists of the following (in thousands):

	December 26, 2014
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$406,849			$406,849
Cash equivalents:
Money market funds	2,266	—	—	2,266	2,266
Cash and cash equivalents	409,115	—	—	409,115	2,266	—	—

Short-term investments:
Government bonds	3,509	4	—	3,513	3,513
Commercial paper	8,996	1	(1)	8,996		8,996
Corporate bonds	88,447	57	(56)	88,448		88,448
Municipal debt securities	110,310	176	—	110,486		110,486
Short-term investments	211,262	238	(57)	211,443	3,513	207,930	—

Long-term investments:
U.S. agency securities	4,999	—	(1)	4,998	4,998
Government bonds	13,733	—	(40)	13,693	13,693
Corporate bonds	140,883	95	(263)	140,715		140,715
Municipal debt securities	157,419	217	(144)	157,492		157,492
Other long-term investments (2)	500	1,050	—	1,550	1,050
Long-term investments	317,534	1,362	(448)	318,448	19,741	298,207	—

Total cash, cash equivalents, and investments (1)	$937,911	$1,600	$(505)	$939,006	$25,520	$506,137	$—

Investments held in supplemental retirement plan:
Assets	2,554	—	—	2,554	2,554
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	2,554	—	—	2,554	2,554
Included in accrued liabilities & other non-current liabilities

Contingent consideration related to acquisition:
Liabilities	740	—	—	740			740
Included in accrued liabilities

(1)	Total cash, cash equivalents, and investments exclude $2.0 million of restricted cash as of December 26, 2014.

(2)
Other long-term investments as of December 26, 2014 include a cost method investment of $0.5 million that was made during fiscal 2014 in addition to a $1.1 million fair value write-up adjustment made during the first quarter of fiscal 2015 for a marketable equity security.

	September 26, 2014
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$564,745			$564,745
Cash equivalents:
Money market funds	1,727	—	—	1,727	1,727
Commercial paper	2,000	—	—	2,000		2,000
Cash and cash equivalents	568,472	—	—	568,472	1,727	2,000	—

Short-term investments:
U.S. agency securities	35,443	5	(3)	35,445	35,445
Commercial paper	21,788	—	—	21,788		21,788
Corporate bonds	56,106	81	(10)	56,177		56,177
Municipal debt securities	117,606	197	(5)	117,798		117,798
Short-term investments	230,943	283	(18)	231,208	35,445	195,763	—

Long-term investments:
U.S. agency securities	31,980	19	(6)	31,993	31,993
Corporate bonds	117,063	226	(80)	117,209		117,209
Municipal debt securities	146,337	326	(30)	146,633		146,633
Other long-term investments (2)	500	—	—	500
Long-term investments	295,880	571	(116)	296,335	31,993	263,842	—

Total cash, cash equivalents, and investments (1)	$1,095,295	$854	$(134)	$1,096,015	$69,165	$461,605	$—

Investments held in supplemental retirement plan:
Assets	2,507	—	—	2,507	2,507
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	2,507	—	—	2,507	2,507
Included in accrued liabilities & other non-current liabilities

(1)	Total cash, cash equivalents, and investments exclude $2.1 million of restricted cash as of September 26, 2014.

(2)	Other long-term investments as of September 26, 2014 include a cost method investment of $0.5 million that was made during fiscal 2014.
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
Level 3: Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. We have not historically owned any Level 3 financial assets or liabilities, as was the case at September 26, 2014. As of December 26, 2014, the estimated fair value of our contingent consideration liability related to the Doremi acquisition was classified as a level 3 investment. For additional information on the contingent consideration liability, refer to Note 13 “Acquisitions” to our consolidated financial statements.

Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our available-for-sale securities were primarily as a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those available-for-sale securities that were in an unrealized loss position as of December 26, 2014 and September 26, 2014 (in thousands):

	December 26, 2014		September 26, 2014
Investment Type	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)
U.S. agency securities	$18,692	$(41)	$31,930	$(9)
Commercial paper	3,996	(1)	—	—
Corporate bonds	177,838	(319)	78,166	(90)
Municipal debt securities	76,981	(144)	55,979	(35)
Total	$277,507	$(505)	$166,075	$(134)

(1)	Our available-for-sale securities in an unrealized loss position were in such position for less than twelve months as of both December 26, 2014 and September 26, 2014.
Although we had certain securities that were in an unrealized loss position as of December 26, 2014, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at either December 26, 2014 or September 26, 2014 to represent an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within our investment portfolio based on stated maturities as of December 26, 2014 and September 26, 2014, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	December 26, 2014		September 26, 2014
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$211,262	$211,443	$232,944	$233,208
Due in 1 to 2 years	176,989	177,073	179,177	179,536
Due in 2 to 3 years	140,023	139,803	116,204	116,299
Total	$528,274	$528,319	$528,325	$529,043

5. Property, Plant & Equipment
Property, plant and equipment are recorded at cost, with depreciation expense included in cost of products, cost of services, research & development expenses, sales & marketing expenses and general & administrative expenses in our consolidated statements of operations. Property, plant and equipment consist of the following (in thousands):

Property, Plant And Equipment	December 26, 2014	September 26, 2014
Land	$49,697	$45,842
Buildings and building improvements	175,055	61,712
Leasehold improvements	56,251	56,665
Machinery and equipment	49,323	47,639
Computer systems and software	112,437	108,225
Furniture and fixtures	13,441	13,540
Construction-in-progress	54,453	127,569
Property, Plant And Equipment, Gross	510,657	461,192
Less: accumulated depreciation	(180,408)	(171,437)
Property, Plant And Equipment, Net	$330,249	$289,755
Purchase Of 1275 Market Commercial Office Building In San Francisco, CA.    During fiscal 2012, we purchased commercial office property in San Francisco, California for approximately $109.8 million. Based on a fair value analysis, we allocated $35.5 million of the property's purchase price to the land and $74.3 million to the building. Following the purchase, we began a process of making substantial improvements to the building in order to prepare it for its intended use as our new worldwide headquarters. While we are still in the process of making these improvements, the first phase of construction was completed and we occupied a portion of the building during the first quarter of fiscal 2015. As of September 26, 2014, construction-in-progress included both the book value of the building and costs for ongoing construction while as of December 26, 2014, construction-in-progress included only costs for ongoing construction.

6. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 26, 2014	$277,574
Acquired goodwill (preliminary) (1)	40,600
Translation adjustments	(2,383)
Balance at December 26, 2014	$315,791

(1)
Total acquired goodwill recorded during the first quarter of fiscal 2015 consists of $39.9 million from the acquisition of Doremi Labs and $0.7 million related to an immaterial acquisition completed during the quarter.

Intangible Assets
Intangible assets subject to amortization consist of the following (in thousands):

	December 26, 2014			September 26, 2014
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$140,830	$(64,708)	$76,122	$99,262	$(61,678)	$37,584
Customer relationships	53,723	(23,894)	29,829	30,717	(22,739)	7,978
Other intangibles	23,470	(21,201)	2,269	38,694	(20,556)	18,138
Total	$218,023	$(109,803)	$108,220	$168,673	$(104,973)	$63,700
During the first quarter of fiscal 2015, we purchased various patents and developed technology for total cash consideration of approximately $6.4 million. These intangible assets have a weighted-average useful life of 18 years. These acquisitions facilitate our research & development efforts, technologies and potential product offerings.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, research & development and sales & marketing expenses in our consolidated statements of operations. As of December 26,

2014, expected amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder Of 2015	$14,979
2016	17,253
2017	14,250
2018	8,870
2019	8,198
Thereafter	44,670
Total	$108,220

7. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and restricted stock units ("RSUs") under our equity incentive plans, as well as shares under our Employee Stock Purchase Plan (“ESPP”).
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At December 26, 2014, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At December 26, 2014, we had 51,482,817 shares of Class A common stock and 51,081,624 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
Stock Incentive Plans
2000 Stock Incentive Plan.    Effective October 2000, we adopted the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan, as amended, provides for the issuance of incentive and non-qualified stock options to our employees, directors, and consultants to purchase up to 15.1 million shares of Class B common stock. Under the terms of this plan, options became exercisable as established by the Board of Directors (ratably over four years), and expire ten years after the date of the grant. Options issued under the plan were made at their grant-date fair market value. Subsequent to fiscal 2005, no further options were granted under this plan. The 2000 Stock Incentive Plan terminated on October 1, 2010 and no shares of our common stock remained available for future issuance under that plan other than pursuant to outstanding options. As of December 26, 2014, there were options outstanding to purchase 372 shares of Class B common stock, all of which were vested and exercisable, with a remaining weighted-average contractual life of 0.1 years.
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
As of December 26, 2014, there were options outstanding to purchase 9.8 million shares of Class A common stock, of which 3.8 million were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 7.9 years.
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
The following table summarizes information about stock options issued under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 26, 2014	7,611	$32.96
Grants	2,326	42.91
Exercises	(122)	28.70
Forfeitures and cancellations	(49)	33.57
Options outstanding at December 26, 2014	9,766	35.30	7.9	$86,537
Options vested and expected to vest at December 26, 2014	9,519	35.28	7.9	85,285
Options exercisable at December 26, 2014	3,826	$30.96	6.2	51,138

(1)	Aggregate intrinsic value is based on the closing price of our common stock on December 26, 2014 of $44.17 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs which vest based on the satisfaction of specific performance criteria, although no such awards have been granted as of December 26, 2014. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 26, 2014	2,903	$35.79
Granted	1,047	42.89
Vested	(686)	35.80
Forfeitures	(36)	33.59
Non-vested at December 26, 2014	3,228	$38.12
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
Dividend Yield.    The dividend yield is based on our anticipated quarterly dividend payout over the expected term of our option awards.
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended
	December 26, 2014	December 27, 2013
Expected term (in years)	4.58	4.57
Risk-free interest rate	1.5%	1.4%
Expected stock price volatility	29.7%	31.9%
Dividend yield	0.9%	—%
Compensation Expense
Stock-based compensation expense for equity awards granted to employees is determined by estimating their fair value on the date of grant, and recognizing that value as an expense on a straight-line basis over the requisite service period in which our employees earn the awards. Compensation expense related to these equity awards is recognized net of estimated forfeitures, which reduce the expense recorded in the consolidated statements of operations. The selection of applicable estimated forfeiture rates is based on an evaluation of trends in our historical forfeiture data with consideration for other potential driving factors. If in subsequent periods actual forfeitures significantly differ from our initial estimates, we will revise such estimates accordingly.
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):

Compensation Expense - By Award Type

	Fiscal Quarter Ended
	December 26, 2014	December 27, 2013
Compensation Expense - By Type
Stock options	$6,283	$3,870
Restricted stock units	10,215	10,257
Employee stock purchase plan	1,344	927
Total stock-based compensation	17,842	15,054
Benefit from income taxes	(5,151)	(4,396)
Total stock-based compensation, net of tax	$12,691	$10,658
Compensation Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended
	December 26, 2014	December 27, 2013
Compensation Expense - By Classification
Cost of products	$246	$190
Cost of services	122	87
Research and development	5,274	4,307
Sales and marketing	5,909	5,025
General and administrative	6,291	5,445
Total stock-based compensation	17,842	15,054
Benefit from income taxes	(5,151)	(4,396)
Total stock-based compensation, net of tax	$12,691	$10,658
The tax benefit that we recognize from certain exercises of ISOs and shares issued under our ESPP are excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended
	December 26, 2014	December 27, 2013
Tax benefit - stock option exercises & shares issued under ESPP	$168	$175
Unrecognized Compensation Expense.    At December 26, 2014, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $39.8 million, which is expected to be recognized over a weighted-average period of 2.4 years. At December 26, 2014, total unrecorded compensation expense associated with RSUs expected to vest was approximately $103.1 million, which is expected to be recognized over a weighted-average period of 3.1 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of December 26, 2014 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Total	$1,100,000

Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of December 26, 2014, the remaining authorization to purchase additional shares is approximately $243.1 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2015:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 26, 2014	389,500	$16,953	$43.51

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend
In October 2014, our Board of Directors initiated a recurring quarterly dividend program for its stockholders. The first dividend payment of $10.2 million pertaining to fiscal 2014 representing $0.10 per share of Class A and Class B Common Stock, was paid on November 20, 2014 to stockholders of record as of the close of business on November 3, 2014. We announced another $0.10 per share quarterly dividend payment on January 21, 2015, payable on February 10, 2015 to stockholders of record as of the close of business on February 2, 2015.

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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended December 26, 2014			Fiscal Quarter Ended December 27, 2013
	Unrealized Gain/Loss - Investments	Currency Translation Adjustments	Total	Unrealized Gain/Loss - Investments	Currency Translation Adjustments	Total
Balance, Beginning Of Period	$505	$2,509	$3,014	$203	$7,611	$7,814
Other Comprehensive Income Before Reclassifications:
Unrealized Gains/(Losses) - Investment Securities	(385)		(385)	235		235
Foreign Currency Translation (Losses) (1)		(5,553)	(5,553)		(473)	(473)
Income Tax Effect - Benefit/(Expense)	180	528	708	(84)	(61)	(145)
Net Of Tax	(205)	(5,025)	(5,230)	151	(534)	(383)
Amounts Reclassified From AOCI Into Earnings:
Realized (Gains)/Losses - Investment Securities (1)	28		28	(72)		(72)
Income Tax Effect - Expense (2)	—		—	26		26
Net Of Tax	(177)	(5,025)	(5,202)	105	(534)	(429)
Balance, End Of Period	$328	$(2,516)	$(2,188)	$308	$7,077	$7,385

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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended
	December 26, 2014	December 27, 2013
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$41,357	$44,515

Denominator:
Weighted-average shares outstanding—basic	102,303	101,750
Potential common shares from options to purchase common stock	992	328
Potential common shares from restricted stock units	980	1,114
Weighted-average shares outstanding—diluted	104,275	103,192

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.40	$0.44
Diluted	$0.40	$0.43

Antidilutive awards excluded from calculation:
Stock options	2,683	6,791
Restricted stock units	159	1,038

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
Unrecognized Tax Benefit
As of December 26, 2014, the total amount of gross unrecognized tax benefits was $40.3 million, of which $29.9 million, if recognized, would reduce our effective tax rate. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
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

	Fiscal Quarter Ended
	December 26, 2014	December 27, 2013
Withholding Taxes	$12,200	$10,425
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate decreased from 25% in the first quarter of fiscal 2014 to 23% in the first quarter of fiscal 2015, which reflects a discrete benefit from federal R&D tax credits that were retroactively reinstated for the 2014 calendar year only. The overall decrease in the rate was partially offset by the fact that our estimated fiscal 2015 tax provision included reduced benefits from U.S. manufacturing tax incentives as a higher proportion of overall earnings were attributable to foreign jurisdictions.

11. Restructuring
Fiscal 2014 Restructuring Plan.    In October 2013, we implemented a plan to reorganize and consolidate certain activities and positions within our global business infrastructure. As a result, we recorded $3.3 million in restructuring costs during fiscal 2014, representing severance and other related benefits offered to approximately 50 employees that were affected as a result of this action. The table presented below summarizes the changes in our accrued liability under this restructuring plan during the fiscal quarter ended December 26, 2014 (in thousands) as the first quarter of fiscal 2015 marked the completion of activity under the Fiscal 2014 Restructuring Plan.

Severance and associated costs
Balance at September 26, 2014	$146
Restructuring charges/(credits)	(39)
Cash payments	(10)
Non-cash and other adjustments	(97)
Balance at December 26, 2014	$—
Accruals for restructuring charges are included within accrued liabilities in our consolidated balance sheets while restructuring charges/(credits) are included within restructuring charges/(credits) in our consolidated statements of operations.

12. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of December 26, 2014 (in thousands):

	Payments Due By Fiscal Period
	Remainder Of Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Naming rights	$3,716	$7,525	$7,619	$7,715	$7,811	$110,888	$145,274
Donation commitments	—	—	6,045	67	67	805	6,984
Operating leases	10,714	11,474	9,731	8,404	7,422	36,181	83,926
Purchase obligations	7,275	2,183	451	—	—	—	9,909
Total	$21,705	$21,182	$23,846	$16,186	$15,300	$147,874	$246,093
Naming Rights.     We are party to an agreement for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. The term of the agreement is 20 years, over which we will make payments on a semi-annual basis until fiscal 2032. Our payment obligations are conditioned in part on the Academy Awards® being held and broadcast from the Dolby Theatre.
Donation Commitments.     During fiscal 2014, we entered into a non-cancelable obligation to donate and install imaging and audio products to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California, and provide maintenance services for a fifteen-year period following the Academy's expected opening date in 2017.
Operating Leases.     Operating lease payments represent our commitments for future minimum rent made under non-cancellable leases for office space, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries.
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

13. Acquisitions
Doremi Labs.
On October 31, 2014 ("acquisition date"), we completed our acquisition of all outstanding interests of Doremi Labs ("Doremi"), a privately held company. Doremi is a leading developer and manufacturer of digital cinema servers and the acquisition is expected to accelerate the delivery and deployment of innovative solutions to exhibitors. Doremi's operating results from the acquisition date through December 26, 2014 are included in our consolidated financial statements for the first quarter of fiscal 2015, however these results did not have a material impact on our total consolidated revenues or net income for the period.

We acquired Doremi for cash consideration of $92.5 million, adjusted for specified negotiated terms including excess working capital, and up to an additional $20.0 million in contingent consideration that may be earned over a four-year period following the closing of the acquisition. We estimated the fair value of contingent consideration by applying a discounted and probability-weighted approach to potential shipments of specified products during the four years following the acquisition date. As of December 26, 2014, we have recorded $0.7 million as a contingent consideration liability that, along with cash paid to the sellers of $98.4 million in the first quarter of fiscal 2015, comprised the preliminary purchase price of $99.1 million.
We have accounted for the transaction under the acquisition method of accounting for business combinations. Additionally, we have estimated the fair values of the net tangible and intangible assets acquired, and liabilities assumed as of the acquisition date, with any amounts paid in excess of the net assets recorded as goodwill. The purchase price allocation is preliminary, and subject to further change during the measurement period until the working capital adjustment is finalized.
The following table summarizes the acquisition date fair values allocated to the net assets acquired, including cash of $8.4 million and liabilities assumed. Included in current assets is a separately recognized receivable of $4.2 million related to the preliminary estimated working capital adjustment to the purchase price as of December 26, 2014 (in thousands):

Recognized Identifiable Assets Acquired and Liabilities Assumed	Purchase Price Allocation (Preliminary)
Current assets	$21,088
Inventories	16,485
Intangible assets	41,000
Goodwill	39,884
Current liabilities	(10,898)
Non-current liabilities	(8,417)
Purchase consideration	$99,142
Goodwill is representative of our expectation of the benefits and synergies from the integration of Doremi technology with our existing technology and the assembled workforce of the Doremi, which does not qualify for separate recognition as an intangible asset.
The following table summarizes the fair values allocated to the various intangible assets acquired (in thousands), the weighted-average useful lives over which they will be amortized using the straight-line method, and the classification of their amortized expense in our consolidated statements of operations:

Intangible Assets Acquired	Purchase Price Allocation	Weighted-Average Useful Life (Years)	Income Statement Classification: Amortization Expense
Customer relationships	$22,400	10	Sales & Marketing
Developed technology	16,200	7.5	Cost of Sales
Trade name	1,300	1	Sales & Marketing
Backlog	1,100	1	Cost of Sales
Total	$41,000
The fair values of the intangible assets at the acquisition date were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. The value of acquired intangibles was determined based on the present value of estimated future cash flows using the following valuation techniques and inputs:

•
Customer relationships and backlog - Primarily the excess earnings method using inputs such as probability-weighted revenue attributable to existing customer relationships, customer attrition, estimated expenses, effective income tax rate, and discount rate.

•
Developed technology and Trade name - Primarily the relief-from-royalty method using inputs such as estimated revenues attributable to the digital cinema server technology, estimated net royalty rate, maintenance R&D expenses, effective income tax rate, and discount rate.

Acquisition-related costs of $0.4 million and $0.8 million were incurred during the first quarter of fiscal 2015 and first quarter of fiscal 2014, respectively, and were included in general and administrative expenses in the consolidated statements of operations. Total acquisition-related costs of $5.9 million were incurred during fiscal 2014.

14. Legal Matters
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
OVERVIEW
Dolby Laboratories creates audio, imaging, and voice technologies that transform entertainment and communications at the cinema, at home, at work and on mobile devices. Founded in 1965, our core strengths stem from expertise in digital signal processing and compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multichannel sound for cinema, digital television transmissions and devices, and DVD and Blu-ray discs and devices. More recently, our technologies have played a prominent role in the development of the next generation of audio technologies for the cinema, home entertainment, mobile and gaming experiences. Today, we derive the majority of our revenue from licensing our audio technologies. We also provide products and services that enable content creators and distributors to produce, encode, transmit and playback content for superior consumer experiences, and are focused on further developing our technologies for new applications, most recently for enhancing voice conferencing communications and imaging.
On October 31, 2014, we completed our acquisition of Doremi Labs, a privately held company. Doremi is a leading developer and manufacturer of digital cinema servers and the acquisition is expected to accelerate the delivery and deployment of innovative solutions to exhibitors. Doremi's operating results from the acquisition date through December 26, 2014 are included in our consolidated financial statements for the first quarter of fiscal 2015, however these results did not have a material impact on our total consolidated revenues or net income for the period. Refer to Note 13 “Acquisitions” to our unaudited interim condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information regarding the acquisition.
Revenue Generation
The following table presents a summary of the composition of our revenues for all periods presented:

	Fiscal Quarter Ended
Revenue	December 26, 2014	December 27, 2013
Licensing	92%	89%
Products	6%	8%
Services	2%	3%
Total	100%	100%
We license our technologies in over 40 countries, and our licensees distribute products that incorporate our technologies throughout the world. We sell our products and services in over 80 countries. As shown in the table below, we generate a significant portion of our revenue from outside the United States. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed.

	Fiscal Quarter Ended
Revenue By Geographic Location	December 26, 2014	December 27, 2013
United States	26%	25%
International	74%	75%
Licensing
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended
Market	December 26, 2014	December 27, 2013	Main Products Incorporating Our Technologies
Broadcast	41%	36%	Televisions & STBs
PC	16%	21%	Windows operating systems & DVD software players
Consumer Electronics	15%	19%	DVD and Blu-ray Disc devices, AVRs, & HTIBs
Mobile	16%	15%	Smartphones, tablets & other mobile devices
Other	12%	9%	Video game consoles, automobile entertainment & audio conferencing
Total	100%	100%
We have three primary licensing models: a two-tier model, an integrated licensing model, and a patent licensing model.
Two-Tier Licensing Model.   Most of our consumer entertainment licensing business consists of a two-tier licensing model whereby our decoding technologies, included in reference software and firmware code, are first provided under license to a semiconductor manufacturer. The manufacturer then incorporates our technologies in integrated circuits (“ICs”). Licensed semiconductor manufacturers, whom we refer to as “implementation licensees,” sell their ICs to original equipment manufacturers (“OEMs”) of consumer entertainment products, which we refer to as “system licensees.” System licensees separately obtain licenses from us that allow them to make and sell finished end-user products that incorporate our technologies in ICs purchased from our implementation licensees.
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
Patent Licensing.    We license our patents directly to manufacturers that use our intellectual property in their products. We also license our patents indirectly through patent pools which are arrangements between multiple patent owners to jointly offer and license pooled patents to licensees. Finally, we generate service fees for managing patent pools on behalf of third party patent owners through our wholly owned subsidiary, Via Licensing Corporation. The Via Licensing patent pools enable product manufacturers to efficiently secure patent licenses for audio coding, interactive television, digital radio and wireless technologies.

Settlements & Back Payments From Licensees.   Due to ongoing collection efforts, licensing revenue recognized in any given quarter may include back payments and/or settlements with licensees. Such collections have become a recurring part of our business which we cannot predict with certainty.
We have active licensing arrangements with over 570 electronics product OEMs and software developer licensees, with corporate headquarters located in over 40 countries.
As of December 26, 2014, we had approximately 4,500 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 930 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
Products
We design and manufacture audio and imaging products for the film production, cinema, television, broadcast, and entertainment industries. Distributed in over 70 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. We also design, manufacture and market products for the voice conferencing industry.
The following table presents the composition of our products revenue for all periods presented:

	Fiscal Quarter Ended
Market	December 26, 2014	December 27, 2013
Cinema	87%	86%
Broadcast	10%	10%
Other	3%	4%
Total	100%	100%
Services
We offer a broad array of services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment. The nature of these support services include current and next generation formats for Digital Cinema, Mastering and Distribution services. Our engineers assist in the integration and support of our technologies and products to create and reproduce both audio and imaging content. The specific areas in which their assistance is provided can involve equipment calibration, mixing room alignment, equalization, as well as color and light image calibration. Our engineers also provide equipment training, system and venue design consultation, as well as on-site technical expertise to cinema operators, film festivals, movie premieres, and trade shows throughout the world. These support services include movie premieres and special events at the Dolby Theatre® in Hollywood, California. We maintain a global presence in key creative markets and offer state of the art screening room facilities with Dolby Atmos, Dolby 3D, and high quality image projection for rent.

OPPORTUNITIES, CHALLENGES, AND RISKS
We are focused on several key objectives including:
Developing New Growth Drivers
We continue to invest significant resources to develop technologies and successfully bring solutions to market.
Dolby Voice
With outstanding fidelity, spatial perception, and background noise suppression, Dolby Voice is an audio conferencing solution that enables virtual meetings to sound and feel more like in-person meetings. Launched in the first quarter of fiscal 2014 in global partnership with BT, a leading provider of audio and imaging conferencing systems, deployment of Dolby Voice continues with numerous companies in trial with the solution, and others in the implementation process. We created a Dolby Voice mobile application to extend the in-person experience to mobile devices, and we recently announced the Dolby Voice conference phone which became available in the first quarter of fiscal 2015. With these additions, we further extend the overall quality of the experience we can offer through Dolby Voice. Ultimately, our success in this market will depend on our ability to differentiate this service on its technical merits, and encourage customer adoption.
Dolby Vision
In the second quarter of fiscal 2014, we introduced our high dynamic range ("HDR") imaging technology, Dolby Vision, which offers more realistic distinctions in color, brighter highlights and improved shadow details. The technology focuses on the image quality each pixel represents and is not entirely dependent on the number of pixels. Recently, Warner Bros. Entertainment Inc. announced plans to release movie titles mastered in Dolby Vision. We are also participating in the Ultra High-Definition ("UHD") alliance aimed at establishing standards to support innovation in video technologies, including HDR.
Dolby Cinema
In the first quarter of fiscal 2015, we launched Dolby Cinema, a branded premium cinema offering for exhibitors and movie audiences that combines spectacular image and sound technologies with inspired design. Dolby Cinema locations are expected to be collaborative efforts with established cinema exhibitors that will be equipped with Dolby Vision and Dolby Atmos, some or all of which will be provided by us. The collaborations will include revenue-sharing arrangements with the exhibitors.
Increasing The Adoption Of Our Technologies
Many devices now designed for enhanced capture and playback present a challenge for content creators and device manufacturers seeking consistent audio and image quality, especially amid bandwidth constraints. We believe this challenge provides opportunities for us to provide solutions designed to optimize the audio and visual experience across the broadcast and mobile markets.
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
Mobile Market
Our mobile market is largely driven by sales of smartphones, tablets and other mobile devices that use our technologies. Growth in this market is dependent on several factors, including the performance of the mobile device market as a whole, our success in collaborating with manufacturers of mobile devices to incorporate our technologies, and the development of various ecosystems, which includes the availability of content in Dolby formats. Currently, Dolby audio technologies are featured on various smartphones and tablets in the Android, Windows 8 and Amazon ecosystems. However, the rate of new product development in this sector continues to be rapid and can result in dramatic swings in consumer trends and design changes that may exclude our technologies. By working with existing and additional partners to further enhance the content, distribution and playback on all ecosystems, we hope to drive further growth across these markets.
Expanding The Dolby Atmos Ecosystem
Dolby Atmos, the immersive, object-based sound technology originally developed for the cinema environment, is now available for the living room. Using Dolby Atmos-enabled hardware to customize soundtracks over a speaker array, we can deliver full Dolby Atmos playback by using either Blu-ray Disc media or streaming content services. To this end, several manufacturers have announced Dolby Atmos-compatible AV receivers and pre-processors as well as speaker add-on modules, and a home theater-in-a-box offering. In addition, we have worked with major studios to release feature titles via streaming services and Blu-ray Disc, and will continue to work with content developers and distributors to expand entertainment selections using the Dolby Atmos format. This technology can also be extended to the mobile market, and the recent release of the Amazon Fire HDX 8.9 tablet marks the first mobile device to offer the Dolby Atmos sound experience. Expanding this ecosystem depends on several factors including market acceptance of Dolby Atmos for immersive audio entertainment in content creation, distribution and playback across various channels and devices.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis in our Fiscal 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

RESULTS OF OPERATIONS
For each line item included on our consolidated statement of operations, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order according to the magnitude of their impact on the overall change.
Revenue and Gross Margin
Licensing
Licensing revenue consists of fees earned from licensing our technologies to customers who incorporate them into their products to enable and enhance audio, imaging and voice capabilities. The technologies that we license are either internally developed, acquired, or licensed from third parties. Our cost of licensing consists mainly of amortization of purchased intangible assets and intangible assets acquired in business combinations as well as third party royalty obligations paid to license intellectual property that we then sublicense to our customers.

	Fiscal Quarter Ended
Licensing	December 26, 2014	December 27, 2013	$	%
Revenue	$216,598	$205,660	$10,938	5%
Percentage Of Total Revenue	92%	89%
Cost Of Licensing	3,481	4,001	(520)	(13)%
Gross Margin	213,117	201,659	11,458	6%
Gross Margin Percentage	98%	98%

Q1'15 vs. Q1'14

Factor	Revenue		Gross Margin
Broadcast	á	Increase due to higher attach rates in STB and TV shipments that incorporate our technologies	ßà	No significant fluctuations
CE	â	Decrease in net back payments, and lower shipment volumes of Blu-ray, DVD, AVRs and other products that incorporate our technologies
Other	á	Increase in revenues from our gaming market largely attributable to higher revenues from PlayStation 4 and Xbox One game consoles
	á	Increase in revenues attributed to Dolby Voice arising from contractual payments earned relating to milestones achieved
PC	â	Lower average selling prices from a product mix with fewer optical disc-based technologies as well as lower direct licensing and OEM revenues
Mobile	á	Net increase in revenues due to timing from higher HEAAC royalty streams from a licensee as well as higher shipments of mobile products that incorporate our technologies
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

	Fiscal Quarter Ended
Products	December 26, 2014	December 27, 2013	$	%
Revenue	$13,263	$18,104	$(4,841)	(27)%
Percentage Of Total Revenue	6%	8%
Cost Of Products	12,584	13,788	(1,204)	(9)%
Gross Margin	679	4,316	(3,637)	(84)%
Gross Margin Percentage	5%	24%

Q1'15 vs. Q1'14

Factor	Revenue		Gross Margin
Digital Cinema - Audio	â	Lower shipments of digital cinema audio processors	ßà	No significant fluctuations
3D Cinema	â	Lower shipments of 3D glasses and 3D projector kits	â	Less favorable product mix and lower average selling prices on 3D projector kits
Digital Cinema - Video	ßà	Marginally lower since the decline in Dolby revenues was partially offset by inclusion of Doremi product sales for two months	â	Higher write-downs of excess and obsolete inventory and amortization on newly-acquired intangible assets (refer to footnote 13 for additional information)
Services
Services revenues consists of fees for consulting, commissioning and training services in support of film production and television broadcast, as well as maintenance and support for our products. Cost of services primarily consists of personnel and personnel-related costs for employees performing our professional services, the cost of outside consultants, and other direct expenses incurred on behalf of customers.

	Fiscal Quarter Ended
Services	December 26, 2014	December 27, 2013	$	%
Revenue	$4,377	$7,513	$(3,136)	(42)%
Percentage Of Total Revenue	2%	3%
Cost Of Services	3,345	3,593	(248)	(7)%
Gross Margin	1,032	3,920	(2,888)	(74)%
Gross Margin Percentage	24%	52%

Q1'15 vs. Q1'14

Factor	Revenue		Gross Margin
Configuration & Post-Production	â	Lower revenues from digital mastering services as the first quarter of fiscal 2014 included the recognition of previously deferred revenue of $1.8M	â	The first quarter of fiscal 2014 included the recognition of previously deferred revenue with no associated COGS while the current fiscal quarter included no such transaction
Other	á	Increase in revenue from support and maintenance services	á	Lower labor and other related costs
Operating Expenses
Research & Development
Research and Development ("R&D") expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Quarter Ended
	December 26, 2014	December 27, 2013	$	%
Research and Development	$48,594	$44,463	$4,131	9%
Percentage of total revenue	21%	19%

Q1'15 vs. Q1'14

Category	Key Drivers
Compensation & Benefits	á
Higher employee headcount including personnel from the acquisition of Doremi LLC (refer to footnote 13 for additional information), related expenses, merit increases and higher variable compensation costs

Professional & Consulting Fees	â	Lower one-time costs related primarily to the funding of various research projects and initiatives that were included in the prior year quarter and which did not recur in the current quarter
Stock-Based Compensation	á	Higher employee headcount
Depreciation & Amortization	á	Higher depreciation expense primarily from assets placed into service

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

	Fiscal Quarter Ended
	December 26, 2014	December 27, 2013	$	%
Sales and Marketing	$68,018	$60,379	$7,639	13%
Percentage of total revenue	29%	26%

Q1'15 vs. Q1'14

Category	Key Drivers
Compensation & Benefits	á	Merit increases across the existing employee base and higher variable compensation costs
Stock-Based Compensation	á	Higher employee headcount
Depreciation & Amortization	á	Higher depreciation expense primarily from amortization on newly-acquired intangible assets (refer to footnote 13 for additional information) recorded and from assets placed into service

General & Administrative
General and Administrative ("G&A") expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended
	December 26, 2014	December 27, 2013	$	%
General and Administrative	$44,716	$41,908	$2,808	7%
Percentage of total revenue	19%	18%

Q1'15 vs. Q1'14

Category	Key Drivers
Depreciation & Amortization	á	Higher depreciation expense primarily from assets placed into service including the partial occupation of our new worldwide headquarters
Stock-Based Compensation	á	Higher employee headcount
Legal, Professional & Consulting Fees	á	Costs incurred in connection with our acquisition of Doremi Labs and an increase in costs associated with patent filings and other legal activities
Compensation & Benefits	á	Higher employee headcount, in addition to the impact of merit increases across the existing employee base and higher variable compensation costs

Restructuring

	Fiscal Quarter Ended
	December 26, 2014	December 27, 2013	$	%
Restructuring	$(39)	$3,215	$(3,254)	(101)%
Percentage of total revenue	—%	1%
Restructuring charges recorded in the fiscal periods presented above represent amounts recorded in relation to separate restructuring plans implemented in each of these fiscal years. The extent of restructuring charges recorded and fluctuations in a given fiscal year as compared to other fiscal years are attributed to differences in the nature of activities under the various plans.
There were no material restructuring charges incurred during the first quarter of fiscal 2015 as the restructuring credit recorded in the current fiscal quarter pertains to the Fiscal 2014 Restructuring Plan. Restructuring charges incurred in relation to our Fiscal 2014 Restructuring Plan represent costs to reorganize and consolidate certain activities and positions within our global business infrastructure. These charges primarily related to severance and other related benefits provided to employees that were affected as a result of this action. For additional information on this restructuring plan, refer to Note 11 “Restructuring” to our unaudited interim condensed consolidated financial statements.
Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash, cash equivalents, and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended
Other Income/Expense	December 26, 2014	December 27, 2013	$	%
Interest Income	$900	$654	$246	38%
Interest Expense	(15)	(112)	97	(87)%
Other Income/(Expense), Net	(108)	229	(337)	(147)%
Total	$777	$771	$6	1%

Q1'15 vs. Q1'14

Category	Key Drivers
Other Expense	â	Higher losses attributes to foreign exchange rate fluctuations due to currency volatility
Interest Income	á	Increase in interest income earned due to higher overall investment balances and higher yields during the current fiscal quarter-to-date period
Income Taxes
Our effective tax rate is based on a projection of our annual fiscal year results, and is affected each quarter-end by several factors. These include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions as well as discrete items that may occur in, but are not necessarily consistent between periods. For additional information related to effective tax rates, see Note 10 “Income Taxes” to our unaudited interim condensed consolidated financial statements.

	Fiscal Quarter Ended
	December 26, 2014	December 27, 2013
Provision for income taxes	$(12,379)	$(15,455)
Effective tax rate	23%	25%

Q1'15 vs. Q1'14

Factor	Impact On Effective Tax Rate
Federal R&D Credits	â	Increase in discrete benefits from federal R&D credits that were retroactively reinstated for the 2014 calendar year
U.S. Manufacturing Tax Incentives	á	Decrease attributed to reduced benefits from U.S. manufacturing tax incentives as a higher proportion of overall earnings were attributable to foreign jurisdictions

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of December 26, 2014, we had cash and cash equivalents of $409.1 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $529.9 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities.
Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of December 26, 2014, approximately $397 million, or 42%, was held by our foreign subsidiaries. This represented a $20 million decrease from the $417 million that was held by our foreign subsidiaries as of September 26, 2014. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less the applicable foreign tax credits.

	December 26, 2014	September 26, 2014
	(in thousands)
Cash and cash equivalents	$409,115	$568,472
Short-term investments	211,443	231,208
Long-term investments	318,448	296,335
Accounts receivable, net	117,240	86,168
Accounts payable and accrued liabilities	169,333	174,274
Working capital (1)	699,835	816,481

(1)	Working capital consists of total current assets less total current liabilities.
Capital Expenditures and Uses of Capital
Our capital expenditures consist of purchases of land, building, building fixtures, laboratory equipment, office equipment, computer hardware and software, leasehold improvements, and production and test equipment. We continue to invest in sales and marketing and research and development that contribute to the overall growth of our business and technological innovation. In fiscal 2012, we purchased an approximately 354,000 square foot property in San Francisco, California for $109.8 million, using existing cash. In the first quarter of fiscal 2015, the first phase of construction was completed and we occupied a portion of the building. We are still making substantial improvements to the building for its intended use as our new worldwide headquarters.
During the first quarter of fiscal 2015, we completed the acquisition of Doremi Labs for total purchase consideration of $98.4 million, net of cash acquired. For additional details, see Note 13 “Acquisitions” to our consolidated financial statements.
In October 2014, our Board of Directors initiated a recurring quarterly dividend program for its stockholders. The first dividend payment of $10.2 million pertaining to fiscal 2014 representing $0.10 per share of Class A and Class B Common Stock, was paid on November 20, 2014 to stockholders of record as of the close of business on November 3, 2014. We announced another $0.10 per share quarterly dividend payment on January 21, 2015, payable on February 10, 2015 to stockholders of record as of the close of business on February 2, 2015.
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
Operating Activities

	Fiscal Quarter Ended
	December 26, 2014	December 27, 2013
Net cash provided by operating activities	$3,445	$77,282
Net cash provided by operating activities decreased $73.8 million from the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2015, primarily due to the following:

Factor	Impact On Cash Flows
Changes in operating assets and liabilities	â	Increase in accounts receivable primarily due to timing differences and a large decrease in accounts payable and accrual liabilities due to timing of payments during the quarter
Investing Activities

	Fiscal Quarter Ended
	December 26, 2014	December 27, 2013
Net cash used in investing activities	$(125,842)	$(37,651)
Capital expenditures	(21,661)	(8,967)
Net cash used in investing activities was higher by $88.2 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, primarily due to the following:

Factor	Impact On Cash Flows
Business Combination & Other Asset Acquisitions	â
Significant cash outflows during the first quarter of fiscal 2015 for and related to the acquisition of Doremi Labs which closed in the current quarter (see footnote 13) as well as payments made to acquire other intangible assets while the prior comparable period did not include any similar transactions

Proceeds from sales of investments	á	Higher cash inflows from sales of marketable securities in the first quarter of fiscal 2015 relative to the prior comparable period
Capital Expenditures	â	Higher cash outflows for PP&E primarily related to improvements being made to our new worldwide headquarters at 1275 Market Street
Financing Activities

	Fiscal Quarter Ended
	December 26, 2014	December 27, 2013
Net cash used in financing activities	$(34,162)	$(9,250)
Repurchase of common stock	(16,953)	(11,660)

Net cash used in financing activities was $24.9 million higher in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, primarily due to the following:

Factor	Impact On Cash Flows
Dividend Payment	â	Payment of a $10.2M dividend to common stockholders in the first quarter of fiscal 2015
Partnership Distribution	â	Payment of a $5.6M distribution to our controlling interest for accumulated commercial property leasing fees in the first quarter of fiscal 2015 with no similar activity in the prior comparable period
Share Repurchases	â	Higher cash outflows from increased common stock repurchases during the first quarter of fiscal 2015 relative to the first quarter of fiscal 2014
Off-Balance Sheet Arrangements and Contractual Obligations
Our liquidity is not dependent upon the use of off-balance sheet financing arrangements, and we have not entered into any arrangements that are expected to have a material effect on liquidity or the availability of capital resources. Since the end of our most recent fiscal year ended September 26, 2014, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business. For additional details regarding our contractual obligations, see Note 12 “Commitments & Contingencies” to our unaudited interim condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of December 26, 2014, we had cash and cash equivalents of $409.1 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $529.9 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At December 26, 2014, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately fifteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of December 26, 2014, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $6.1 million and $3.1 million, respectively.
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
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of December 26, 2014 and September 26, 2014, the outstanding derivative instruments had maturities of 31 days or less and the total notional amounts of outstanding contracts were $33.3 million and $22.9 million, respectively. The fair values of these contracts were nominal as of December 26, 2014 and September 26, 2014, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of December 26, 2014. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $0.5 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $0.5 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Experience with New Markets and Business Models. Our future growth will depend, in part, upon our expansion into areas beyond our core audio licensing business. Over the past two years, we have introduced Dolby Voice technology for the communications market, Dolby Vision for the home and cinema markets, and our branded-theater experience, Dolby Cinema. As we enter into these new markets, we will face new sources of competition, new business models, and new customer relationships. In order to be successful in these markets, we will need to cultivate new industry relationships to bring our products, services, and technologies to market. Our inexperience in one or more of these markets could limit our ability to successfully execute on our growth strategy.

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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of December 26, 2014, we had approximately 4,500 issued patents in addition to approximately 2,900 pending patent applications in more than 70 jurisdictions throughout the world. Our currently issued patents expire at various times through April 2039.
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
In Note 14 "Legal Matters," we describe reviews by government regulators in Korea and China pursuant to their competition laws. Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for intellectual property. Because these jurisdictions have only recently implemented competition laws, their enforcement activities are unpredictable. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act ("FCPA") and U.S. export controls. Although we implement policies and procedures designed to ensure compliance with the FCPA and U.S. export controls, there can be no assurance that all of our employees, distributors, dealers, and agents will not take actions in violation of our policies or these regulations.
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

STOCK-RELATED ISSUES
Controlling Stockholder. At December 26, 2014, the Dolby family and their affiliates owned 1,338,495 shares of our Class A common stock and 50,951,075 shares of our Class B common stock. As of December 26, 2014, the Dolby family and their affiliates had voting power of approximately 99.7% of our outstanding Class B common stock, which in the aggregate represented approximately 90.8% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the fiscal quarter ended December 26, 2014, we issued an aggregate of 436 shares of our Class B common stock to certain employees, officers, and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan, for which we received aggregate proceeds of approximately $0.1 million. We believe these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.
As of December 26, 2014, options to purchase an aggregate of 372 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering, and no further option grants will be made under our 2000 Stock Incentive Plan. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, and $200.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, and October 23, 2014, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate. The following table provides information regarding our share repurchases made under program during the first quarter of fiscal 2015:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
September 27, 2014 - October 24, 2014	—	$—	—	$260.0 million
October 25, 2014 - November 21, 2014	209,000	42.86	209,000	$251.1 million
November 22, 2014 - December 26, 2014	180,500	44.27	180,500	$243.1 million
Total	389,500		389,500

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 30, 2015

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)