Form 10-Q
period 2015-03-27
Dolby Laboratories, Inc.
filed 2015-05-06
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On April 24, 2015, the registrant had 51,647,278 shares of Class A common stock, par value $0.001 per share, and 51,068,661 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended March 27, 2015

GLOSSARY OF TERMS

The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AOCI	Accumulated Other Comprehensive Income
APIC	Additional-Paid In-Capital
ASP	Average Selling Price
ASU	Accounting Standards Update
ATSC	Advanced Television Systems Committee
AVR	Audio/Video Receiver
CODM	Chief Operating Decision-Maker
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DCI	Digital Cinema Initiative
DMA	Digital Media Adapter
DTV	Digital Television
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General & Administrative
GAAP	Generally Accepted Accounting Principles
HDR	High Dynamic Range
HDTV	High Definition Television
HE AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
HFR	High Frame Rate
HTIB	Home Theatre In-A-Box
IC	Integrated Circuit
IMB	Integrated Media Block
IPTV	Internet Protocol Television
ISO	Incentive Stock Option
ISV	Independent Software Vendor
IT	Information Technology
LCD	Liquid Crystal Display
ME	Multiple Element
NATO	North American Theatre Owners
NOL	Net Operating Loss
NQ	Non-Qualified/Non-Statutory Stock Option
OCI	Other Comprehensive Income
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant And Equipment
R&D	Research & Development
RSU	Restricted Stock Unit
S&M	Sales & Marketing
SAR	Stock Appreciation Rights
SERP	Supplemental Executive Retirement Plan
STB	Set-Top Box
TAM	Total Available Market
TPE	Third Party Evidence
UHD	Ultra High Definition
U.S. GAAP	Generally Accepted Accounting Principles In The United States
VSOE	Vendor Specific Objective Evidence

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 27, 2015	September 26, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$513,994	$568,472
Restricted cash	2,156	2,142
Short-term investments	188,164	231,208
Accounts receivable, net of allowance for doubtful accounts of $1,046 and $1,615	98,562	86,168
Inventories	23,761	8,536
Deferred taxes	80,858	86,445
Prepaid expenses and other current assets	34,523	22,880
Total current assets	942,018	1,005,851
Long-term investments	330,298	296,335
Property, plant and equipment, net	358,368	289,755
Intangible assets, net	106,369	63,700
Goodwill	312,869	277,574
Deferred taxes	55,340	41,746
Other non-current assets	9,342	9,051
Total assets	$2,114,604	$1,984,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,130	$15,898
Accrued liabilities	189,507	158,376
Income taxes payable	1,144	2,600
Deferred revenue	16,371	12,496
Total current liabilities	221,152	189,370
Long-term deferred revenue	29,678	19,279
Other non-current liabilities	64,715	43,715
Total liabilities	315,545	252,364

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 51,383,446 shares issued and outstanding at March 27, 2015 and 50,658,627 at September 26, 2014	52	51
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 51,073,661 shares issued and outstanding at March 27, 2015 and 51,610,239 at September 26, 2014	51	52
Additional paid-in capital	50,662	46,415
Retained earnings	1,739,346	1,660,485
Accumulated other comprehensive income	(7,532)	3,014
Total stockholders’ equity – Dolby Laboratories, Inc.	1,782,579	1,710,017
Controlling interest	16,480	21,631
Total stockholders’ equity	1,799,059	1,731,648
Total liabilities and stockholders’ equity	$2,114,604	$1,984,012
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Revenue:
Licensing	$243,333	$258,616	$459,931	$464,276
Products	22,985	14,563	36,248	32,667
Services	5,632	5,413	10,009	12,926
Total revenue	271,950	278,592	506,188	509,869

Cost of revenue:
Cost of licensing	3,787	3,742	7,268	7,743
Cost of products	18,237	10,293	30,821	24,081
Cost of services	3,125	3,470	6,470	7,063
Total cost of revenue	25,149	17,505	44,559	38,887

Gross margin	246,801	261,087	461,629	470,982

Operating expenses:
Research and development	56,601	44,798	105,195	89,261
Sales and marketing	65,940	64,828	133,958	125,207
General and administrative	45,653	46,457	90,369	88,365
Restructuring charges/(credits)	—	86	(39)	3,301
Total operating expenses	168,194	156,169	329,483	306,134

Operating income	78,607	104,918	132,146	164,848

Other income/expense:
Interest income	1,091	920	1,991	1,574
Interest expense	(31)	(93)	(46)	(205)
Other income/(expense), net	218	(2,823)	110	(2,594)
Total other income/(expense)	1,278	(1,996)	2,055	(1,225)

Income before income taxes	79,885	102,922	134,201	163,623
Provision for income taxes	(21,353)	(26,373)	(33,732)	(41,828)
Net income including controlling interest	58,532	76,549	100,469	121,795
Less: net (income) attributable to controlling interest	(558)	(681)	(1,138)	(1,412)
Net income attributable to Dolby Laboratories, Inc.	$57,974	$75,868	$99,331	$120,383

Net Income Per Share:
Basic	$0.57	$0.74	$0.97	$1.18
Diluted	$0.56	$0.73	$0.95	$1.16
Weighted-Average Shares Outstanding:
Basic	102,509	102,291	102,406	102,021
Diluted	103,904	103,934	104,097	103,460

Related party rent expense:
Included in operating expenses	$755	$346	$1,543	$692
Included in net income attributable to controlling interest	$1,151	$1,250	$2,304	$2,505

Cash dividend declared per common share	$0.10	$—	$0.20	$—
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net income including controlling interest	$58,532	$76,549	$100,469	$121,795
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(6,319)	1,311	(11,872)	921
Unrealized gains on available-for-sale securities, net of tax	842	72	665	177
Comprehensive income	53,055	77,932	89,262	122,893
Less: comprehensive (income) attributable to controlling interest	(425)	(755)	(477)	(1,630)
Comprehensive income attributable to Dolby Laboratories, Inc.	$52,630	$77,177	$88,785	$121,263

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 26, 2014	$103	$46,415	$1,660,485	$3,014	$1,710,017	$21,631	$1,731,648
Net income	—	—	99,331	—	99,331	1,138	100,469
Currency translation adjustments, net of tax of $829	—	—	—	(11,211)	(11,211)	(661)	(11,872)
Unrealized gains on investments, net of tax of $(327)	—	—	—	665	665	—	665
Distributions to controlling interest	—	—	—	—	—	(5,628)	(5,628)
Stock-based compensation expense	—	34,509	—	—	34,509	—	34,509
Repurchase of common stock	(1)	(32,363)	—	—	(32,364)	—	(32,364)
Cash dividends declared and paid on common stock	—	—	(20,470)	—	(20,470)	—	(20,470)
Tax benefit from employee stock plans	—	1,273	—	—	1,273	—	1,273
Common stock issued under employee stock plans	1	12,630	—	—	12,631	—	12,631
Tax withholdings on vesting of restricted stock	—	(11,809)	—	—	(11,809)	—	(11,809)
Exercise of class B stock options	—	7	—	—	7	—	7
Balance at March 27, 2015	$103	$50,662	$1,739,346	$(7,532)	$1,782,579	$16,480	$1,799,059

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 27, 2013	$102	$18,812	$1,454,382	$7,814	$1,481,110	$18,916	$1,500,026
Net income	—	—	120,383	—	120,383	1,412	121,795
Currency translation adjustments, net of tax of $(64)	—	—	—	703	703	218	921
Unrealized gains on investments, net of tax of $(98)	—	—	—	177	177	—	177
Stock-based compensation expense	—	32,807	—	—	32,807	—	32,807
Repurchase of common stock	—	(11,660)	—	—	(11,660)	—	(11,660)
Tax benefit from employee stock plans	—	10	—	—	10	—	10
Common stock issued under employee stock plans	1	17,308	—	—	17,309	—	17,309
Tax withholdings on vesting of restricted stock	—	(8,358)	—	—	(8,358)	—	(8,358)
Exercise of class B stock options	—	155	—	—	155	—	155
Balance at March 28, 2014	$103	$49,074	$1,574,765	$8,694	$1,632,636	$20,546	$1,653,182

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	March 27, 2015	March 28, 2014
Operating activities:
Net income including controlling interest	$100,469	$121,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,578	25,114
Stock-based compensation	34,509	32,807
Amortization of premium on investments	4,811	4,594
Excess tax benefit from exercise of stock options	(2,095)	(1,562)
Provision for doubtful accounts	(487)	507
Deferred income taxes	(7,681)	(6,302)
Other non-cash items affecting net income	1,252	2,943
Changes in operating assets and liabilities:
Accounts receivable	(3,457)	(12,186)
Inventories	1,397	1,640
Prepaid expenses and other assets	(6,045)	(1,139)
Accounts payable and other liabilities	3,223	5,337
Income taxes, net	12,064	13,386
Deferred revenue	5,486	(7,776)
Other non-current liabilities	916	262
Net cash provided by operating activities	177,940	179,420

Investing activities:
Purchase of investments	(194,613)	(178,830)
Proceeds from sales of investment securities	120,074	63,424
Proceeds from maturities of investment securities	79,885	81,402
Purchases of property, plant and equipment	(78,491)	(17,872)
Payments for business acquisitions, net of cash acquired	(93,516)	—
Purchase of intangible assets	(6,416)	(12,400)
Proceeds from sale of property, plant and equipment and assets held for sale	3	42
Change in restricted cash	(14)	(169)
Net cash used in investing activities	(173,088)	(64,403)

Financing activities:
Proceeds from issuance of common stock	12,638	17,464
Repurchase of common stock	(32,364)	(11,660)
Payment of cash dividend	(20,470)	—
Distribution to controlling interest	(5,628)	—
Excess tax benefit from the exercise of stock options	2,095	1,562
Shares repurchased for tax withholdings on vesting of restricted stock	(11,809)	(8,358)
Net cash used in financing activities	(55,538)	(992)

Effect of foreign exchange rate changes on cash and cash equivalents	(3,792)	477
Net increase/(decrease) in cash and cash equivalents	(54,478)	114,502
Cash and cash equivalents at beginning of period	568,472	454,397
Cash and cash equivalents at end of period	$513,994	$568,899

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$26,885	$34,092

Non-cash investing and financing activities:
Capital expenditures incurred, not yet paid	$27,824	$2,662
Purchase consideration payable for acquisition	$740	$—
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with U.S. GAAP, and with SEC rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with GAAP to be condensed or omitted. In our opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 26, 2014 and include all adjustments necessary for fair presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 26, 2014, which are included in our Annual Report on Form 10-K filed with the SEC.
The results for the fiscal quarter ended March 27, 2015 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 25, 2015.
Principles of Consolidation
The unaudited interim condensed consolidated financial statements include the accounts of Dolby Laboratories, Inc. and our wholly owned subsidiaries. In addition, we have consolidated the financial results of jointly owned affiliated companies in which our principal stockholder has a controlling interest. We report these controlling interests as a separate line in our consolidated statements of operations as net income attributable to controlling interest and in our consolidated balance sheets as a controlling interest. We eliminate all intercompany accounts and transactions upon consolidation.
Operating Segments
We operate as a single reporting segment, and thus all required financial segment information is included in our unaudited interim condensed consolidated financial statements. This determination reflects the fact that our CODM, our Chief Executive Officer, evaluates our financial information and resources, and assesses the performance of these resources on a consolidated basis.
Use of Estimates
The preparation of our financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our unaudited interim condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include estimated selling prices for elements sold in ME revenue arrangements; valuation allowances for accounts receivable; carrying values of inventories and certain property, plant, and equipment, goodwill and intangible assets; fair values of investments; accrued liabilities including liabilities for unrecognized tax benefits, deferred income tax assets and stock-based compensation. Actual results could differ from our estimates.
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 and 26 week periods ended March 27, 2015 and March 28, 2014. Our fiscal year ending September 25, 2015 (fiscal 2015) and our fiscal year ended September 26, 2014 (fiscal 2014) both consist of 52 weeks.

2. Summary of Significant Accounting Policies
We continually assess any ASUs or other new accounting pronouncements issued by the FASB to determine their applicability and impact on us. Where it is determined that a new accounting pronouncement will result in a change to our financial reporting, we take the appropriate steps to ensure that such changes are properly reflected in our consolidated financial statements or notes thereto.
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
Standards Not Yet Effective
Revenue Recognition.  On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard, initially effective for us on October 1, 2017, has been tentatively deferred by one year, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.
Consolidation.  On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP. Among others, the ASU significantly amends how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion. The amendments in this Update are effective for us on October 1, 2016. Early adoption is permitted, including adoption in an interim period. We have not yet selected the timing, the transition method or determined the effect of the standard on our ongoing financial reporting.

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of March 27, 2015 and September 26, 2014 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

Accounts Receivable, Net	March 27, 2015	September 26, 2014
Trade accounts receivable	$91,792	$78,189
Accounts receivable from patent administration program customers	7,816	9,594
Accounts receivable, gross	99,608	87,783
Less: allowance for doubtful accounts	(1,046)	(1,615)
Total	$98,562	$86,168
Inventories

Inventories	March 27, 2015	September 26, 2014
Raw materials	$9,752	$1,013
Work in process	2,950	47
Finished goods	11,059	7,476
Total	$23,761	$8,536

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $1.8 million and $1.7 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of March 27, 2015 and September 26, 2014, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

Prepaid Expenses And Other Current Assets	March 27, 2015	September 26, 2014
Prepaid expenses	$16,371	$11,665
Other current assets	7,982	7,152
Income tax receivable	10,170	4,063
Total	$34,523	$22,880
Accrued Liabilities

Accrued Liabilities	March 27, 2015	September 26, 2014
Accrued royalties	$3,040	$2,526
Amounts payable to patent administration program partners	60,427	43,438
Accrued compensation and benefits	57,852	71,677
Accrued professional fees	4,386	6,162
Other accrued liabilities	63,802	34,573
Total	$189,507	$158,376
Other accrued liabilities include the accrual for unpaid property, plant and equipment additions of $27.8 million and $8.7 million as of March 27, 2015 and September 26, 2014, respectively.
Other Non-Current Liabilities

Other Non-Current Liabilities	March 27, 2015	September 26, 2014
Supplemental retirement plan obligations	$2,400	$2,409
Non-current tax liabilities	49,180	30,715
Other liabilities	13,135	10,591
Total	$64,715	$43,715

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

The following table summarizes unrealized gains and losses on our cash and investment portfolio and our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 27, 2015
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$498,556			$498,556
Cash equivalents:
Money market funds	15,438	—	—	15,438	15,438
Cash and cash equivalents	513,994	—	—	513,994	15,438	—	—

Short-term investments:
Government bonds	1,999	7	—	2,006	2,006
Commercial paper	3,999	—	—	3,999		3,999
Corporate bonds	79,485	86	(15)	79,556		79,556
Municipal debt securities	102,480	129	(6)	102,603		102,603
Short-term investments	187,963	222	(21)	188,164	2,006	186,158	—

Long-term investments:
U.S. agency securities	5,000	6	—	5,006	5,006
Government bonds	20,290	4	(33)	20,261	20,261
Corporate bonds	144,666	376	(22)	145,020		145,020
Municipal debt securities	158,079	236	(54)	158,261		158,261
Other long-term investments (1)	1,750	—	—	1,750	1,050		700
Long-term investments	329,785	622	(109)	330,298	26,317	303,281	700

Total cash, cash equivalents, and investments	$1,031,742	$844	$(130)	$1,032,456	$43,761	$489,439	$700

Investments held in supplemental retirement plan:
Assets	2,560	—	—	2,560	2,560
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	2,560	—	—	2,560	2,560
Included in accrued liabilities & other non-current liabilities

Contingent consideration related to acquisition:
Liabilities	740	—	—	740			740
Included in accrued liabilities

(1)	Other long-term investments as of March 27, 2015 include a marketable equity security of $1.1 million and cost method investments of $0.7 million.

	September 26, 2014
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$564,745			$564,745
Cash equivalents:
Money market funds	1,727	—	—	1,727	1,727
Commercial paper	2,000	—	—	2,000		2,000
Cash and cash equivalents	568,472	—	—	568,472	1,727	2,000	—

Short-term investments:
U.S. agency securities	35,443	5	(3)	35,445	35,445
Commercial paper	21,788	—	—	21,788		21,788
Corporate bonds	56,106	81	(10)	56,177		56,177
Municipal debt securities	117,606	197	(5)	117,798		117,798
Short-term investments	230,943	283	(18)	231,208	35,445	195,763	—

Long-term investments:
U.S. agency securities	31,980	19	(6)	31,993	31,993
Corporate bonds	117,063	226	(80)	117,209		117,209
Municipal debt securities	146,337	326	(30)	146,633		146,633
Other long-term investments (1)	500	—	—	500
Long-term investments	295,880	571	(116)	296,335	31,993	263,842	—

Total cash, cash equivalents, and investments	$1,095,295	$854	$(134)	$1,096,015	$69,165	$461,605	$—

Investments held in supplemental retirement plan:
Assets	2,507	—	—	2,507	2,507
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	2,507	—	—	2,507	2,507
Included in accrued liabilities & other non-current liabilities

(1)	Other long-term investments as of September 26, 2014 include a cost method investment of $0.5 million.
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

Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our available-for-sale securities were primarily as a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those available-for-sale securities that were in an unrealized loss position as of March 27, 2015 and September 26, 2014 (in thousands):

	March 27, 2015		September 26, 2014
Investment Type	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)
U.S. agency securities	$17,758	$(33)	$31,930	$(9)
Corporate bonds	64,387	(37)	78,166	(90)
Municipal debt securities	47,479	(60)	55,979	(35)
Total	$129,624	$(130)	$166,075	$(134)

(1)	Our available-for-sale securities in an unrealized loss position were in such position for less than twelve months as of both March 27, 2015 and September 26, 2014.
Although we had certain securities that were in an unrealized loss position as of March 27, 2015, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at either March 27, 2015 or September 26, 2014 to represent an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within our investment portfolio based on stated maturities as of March 27, 2015 and September 26, 2014, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	March 27, 2015		September 26, 2014
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$187,963	$188,164	$232,944	$233,208
Due in 1 to 2 years	207,097	207,445	179,177	179,536
Due in 2 to 3 years	120,938	121,103	116,204	116,299
Total	$515,998	$516,712	$528,325	$529,043

5. Property, Plant & Equipment
Property, plant and equipment are recorded at cost, with depreciation expense included in cost of products, cost of services, R&D, S&M, and G&A expenses in our consolidated statements of operations. Property, plant and equipment consist of the following (in thousands):

Property, Plant And Equipment	March 27, 2015	September 26, 2014
Land	$49,629	$45,842
Buildings and building improvements	176,877	61,712
Leasehold improvements	55,574	56,665
Machinery and equipment	53,108	47,639
Computer systems and software	116,773	108,225
Furniture and fixtures	14,530	13,540
Construction-in-progress	82,656	127,569
Property, plant and equipment, gross	549,147	461,192
Less: accumulated depreciation	(190,779)	(171,437)
Property, plant and equipment, net	$358,368	$289,755
Purchase Of Commercial Office Building In San Francisco, CA.    During fiscal 2012, we purchased an approximately 354,000 square foot commercial office property at 1275 Market Street in San Francisco, California for approximately $109.8 million. Based on a fair value analysis performed at the time of purchase, $35.5 million of the property's purchase price was allocated to the land and $74.3 million allocated to the building. Following our partial occupation of the building during the first quarter of fiscal 2015, we continue to make improvements to prepare it for its intended use as our new worldwide headquarters. As of September 26, 2014, construction-in-progress included both the book value of the building and costs for ongoing construction. As of March 27, 2015, construction-in-progress only included costs for ongoing construction.

6. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 26, 2014	$277,574
Acquired goodwill (1)	40,372
Translation adjustments	(5,077)
Balance at March 27, 2015	$312,869

(1)	Total acquired goodwill recorded during fiscal 2015 consists of $39.7 million from the acquisition of Doremi Labs and $0.7 million from an immaterial acquisition.
Intangible Assets
Intangible assets subject to amortization consist of the following (in thousands):

	March 27, 2015			September 26, 2014
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$142,215	$(68,063)	$74,152	$99,262	$(61,678)	$37,584
Customer relationships	56,912	(25,357)	31,555	30,717	(22,739)	7,978
Other intangibles	21,917	(21,255)	662	38,694	(20,556)	18,138
Total	$221,044	$(114,675)	$106,369	$168,673	$(104,973)	$63,700
During the first quarter of fiscal 2015, we purchased various patents and developed technology for total cash consideration of approximately $6.4 million. These intangible assets have a weighted-average useful life of 18 years. These acquisitions facilitate our R&D efforts, technologies and potential product offerings.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D and S&M expenses in our consolidated statements of operations. As of March 27, 2015, expected amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder Of 2015	$9,617
2016	17,486
2017	14,535
2018	9,338
2019	8,668
Thereafter	46,725
Total	$106,369

7. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At March 27, 2015, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At March 27, 2015, we had 51,383,446 shares of Class A common stock and 51,073,661 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.

Stock Incentive Plans
2000 Stock Incentive Plan.    Effective October 2000, we adopted the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan, as amended, provided for the issuance of incentive and non-qualified stock options to our employees, directors, and consultants to purchase up to 15.1 million shares of Class B common stock. Under the terms of this plan, options became exercisable as established by the Board of Directors (ratably over four years), and expire ten years after the date of the grant. Options issued under the plan were made at their grant-date fair market value. Subsequent to fiscal 2005, no further options were granted under this plan. The 2000 Stock Incentive Plan terminated on October 1, 2010 and no shares of our common stock remained available for future issuance under that plan other than pursuant to outstanding options. As of March 27, 2015, there were no outstanding options to purchase shares of Class B common stock.
2005 Stock Plan.    In January 2005, our stockholders approved our 2005 Stock Plan, which our Board of Directors adopted in November 2004. The 2005 Stock Plan became effective on February 16, 2005, the day prior to the completion of our initial public offering. Our 2005 Stock Plan, as amended and restated, provides for the ability to grant incentive stock options ("ISOs"), nonstatutory stock options ("NQs"), restricted stock, RSUs, SARs, deferred stock units, performance units, performance bonus awards and performance shares. A total of 38.0 million shares of our Class A common stock is authorized for issuance under the 2005 Stock Plan. For awards granted prior to February 2011, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as two shares for every one share returned. For those awards granted from February 2011 onward, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as 1.6 shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as 1.6 shares for every one share returned.
As of March 27, 2015, there were options outstanding to purchase 9.2 million shares of Class A common stock, of which 4.2 million were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 7.5 years.
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
The following table summarizes information about stock options issued under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 26, 2014	7,611	$32.96
Grants	2,418	42.80
Exercises	(298)	28.76
Forfeitures and cancellations	(498)	36.40
Options outstanding at March 27, 2015	9,233	35.49	7.6	$38,754
Options vested and expected to vest at March 27, 2015	8,719	35.11	7.5	38,542
Options exercisable at March 27, 2015	4,180	$31.66	6.1	29,167

(1)	Aggregate intrinsic value is based on the closing price of our common stock on March 27, 2015 of $38.10 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs which vest based on the satisfaction of specific performance criteria, although no such awards have been granted as of March 27, 2015. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 26, 2014	2,903	$35.79
Granted	1,180	42.49
Vested	(815)	36.41
Forfeitures	(173)	30.60
Non-vested at March 27, 2015	3,095	$38.47
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
Dividend Yield.    The dividend yield is based on our anticipated quarterly dividend payout over the expected term of our option awards.

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Expected term (in years)	5.21	4.58	4.60	4.58
Risk-free interest rate	1.6%	1.5%	1.5%	1.4%
Expected stock price volatility	29.5%	32.4%	29.7%	32.0%
Dividend yield	1.0%	—%	0.9%	—%
Stock-Based Compensation Expense
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
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Compensation Expense - By Type
Stock options	$5,729	$5,387	$12,012	$9,257
Restricted stock units	10,077	11,565	20,292	21,822
Employee stock purchase plan	861	801	2,205	1,728
Total stock-based compensation	16,667	17,753	34,509	32,807
Benefit from income taxes	(4,890)	(5,290)	(10,041)	(9,686)
Total stock-based compensation, net of tax	$11,777	$12,463	$24,468	$23,121
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Compensation Expense - By Classification
Cost of products	$224	$217	$470	$407
Cost of services	115	113	237	200
Research and development	4,938	4,889	10,212	9,196
Sales and marketing	5,576	6,332	11,485	11,357
General and administrative	5,814	6,202	12,105	11,647
Total stock-based compensation	16,667	17,753	34,509	32,807
Benefit from income taxes	(4,890)	(5,290)	(10,041)	(9,686)
Total stock-based compensation, net of tax	$11,777	$12,463	$24,468	$23,121
The tax benefit that we recognize from certain exercises of ISOs and shares issued under our ESPP are excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Tax benefit - stock option exercises & shares issued under ESPP	$19	$135	$187	$310
Unrecognized Compensation Expense.    At March 27, 2015, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $34.0 million, which is expected to be recognized over a weighted-average period of 2.2 years. At March 27, 2015, total unrecorded compensation expense associated with RSUs expected to vest was approximately $89.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of March 27, 2015 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Total	$1,100,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of March 27, 2015, the remaining authorization to purchase additional shares is approximately $227.7 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2015:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 26, 2014	389,500	$16,953	$43.51
Q2 - Quarter ended March 27, 2015	390,000	15,411	39.47
Total	779,500	$32,364

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend
In October 2014, our Board of Directors initiated a recurring quarterly dividend program for our stockholders. The following table summarizes the dividend payments made under the program:

Fiscal Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2014
Q4 - Quarter ended September 26, 2014	October 21, 2014	November 3, 2014	November 20, 2014	$0.10	$10.2	million

Fiscal 2015
Q1 - Quarter ended December 26, 2014	January 19, 2015	February 2, 2015	February 10, 2015	$0.10	$10.3	million
Q2 - Quarter ended March 27, 2015	April 20, 2015	May 4, 2015	May 12, 2015	$0.10	$10.3	million (1)

(1)	The amount of the dividend payment is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

8. Accumulated Other Comprehensive Income
Other comprehensive income consists of two components: unrealized gains or losses on our available-for-sale marketable investment securities and the gain or loss from foreign currency translation adjustments. Until realized and reported as a component of net income, these comprehensive income items accumulate and are included within accumulated other comprehensive income, a subsection within stockholders’ equity in our consolidated balance sheet. Unrealized gains and losses on our investment securities are reclassified from AOCI into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in AOCI.
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended March 27, 2015			Fiscal Year-To-Date Ended March 27, 2015
	Unrealized Gain/Loss - Investments	Currency Translation Adjustments	Total	Unrealized Gain/Loss - Investments	Currency Translation Adjustments	Total
Balance, beginning of period	$328	$(2,516)	$(2,188)	$505	$2,509	$3,014
Other comprehensive income before reclassifications:
Unrealized gains - investment securities	1,554		1,554	1,169		1,169
Foreign currency translation (losses) (1)		(6,487)	(6,487)		(12,040)	(12,040)
Income tax effect - benefit/(expense) (2)	(507)	301	(206)	(327)	829	502
Net of tax	1,047	(6,186)	(5,139)	842	(11,211)	(10,369)
Amounts reclassified from AOCI into earnings:
Realized (gains) - investment securities (1)	(218)		(218)	(204)		(204)
Income tax effect - expense (2)	13		13	27		27
Net of tax	842	(6,186)	(5,344)	665	(11,211)	(10,546)
Balance, end of period	$1,170	$(8,702)	$(7,532)	$1,170	$(8,702)	$(7,532)

	Fiscal Quarter Ended March 28, 2014			Fiscal Year-To-Date Ended March 28, 2014
	Unrealized Gain/Loss - Investments	Currency Translation Adjustments	Total	Unrealized Gain/Loss - Investments	Currency Translation Adjustments	Total
Balance, beginning of period	$308	$7,077	$7,385	$203	$7,611	$7,814
Other comprehensive income before reclassifications:
Unrealized gains - investment securities	336		336	571		571
Foreign currency translation gains (1)		1,240	1,240		767	767
Income tax effect - (expense) (2)	(120)	(3)	(123)	(204)	(64)	(268)
Net of tax	216	1,237	1,453	367	703	1,070
Amounts reclassified from AOCI into earnings:
Realized (gains) - investment securities (1)	(224)		(224)	(296)		(296)
Income tax effect - expense (2)	80		80	106		106
Net of tax	72	1,237	1,309	177	703	880
Balance, end of period	$380	$8,314	$8,694	$380	$8,314	$8,694

(1)
Realized gains or losses from the sale of our available-for-sale investment securities or from foreign currency translation adjustments are included within other income/expense, net in our consolidated statements of operations.

(2)	The income tax benefit or expense is included within provision for income taxes in our consolidated statements of operations.
9. Earnings Per Share
Basic EPS is computed by dividing net income attributable to Dolby Laboratories, Inc. by the number of weighted-average shares of Class A and Class B common stock outstanding during the period. Through application of the treasury stock method, diluted EPS is computed in the same manner, except that the number of weighted-average shares outstanding is increased by the number of potentially dilutive shares from employee incentive plans during the period. Potentially dilutive shares include the hypothetical number of shares issued under the assumed exercise of outstanding stock options, vesting of outstanding restricted stock units, and shares issued under our employee stock purchase plan.
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

The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$57,974	$75,868	$99,331	$120,383

Denominator:
Weighted-average shares outstanding—basic	102,509	102,291	102,406	102,021
Potential common shares from options to purchase common stock	889	637	941	445
Potential common shares from restricted stock units	506	1,006	750	994
Weighted-average shares outstanding—diluted	103,904	103,934	104,097	103,460

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.57	$0.74	$0.97	$1.18
Diluted	$0.56	$0.73	$0.95	$1.16

Antidilutive awards excluded from calculation:
Stock options	4,604	3,597	3,684	4,075
Restricted stock units	934	290	106	1,170

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
Unrecognized Tax Benefit
As of March 27, 2015, the total amount of gross unrecognized tax benefits was $49.8 million, of which $39.1 million, if recognized, would reduce our effective tax rate. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
Withholding Taxes
We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities, and for which we receive a partial foreign tax credit in our income tax provision. The foreign current tax includes this withholding tax expense while the appropriate foreign tax credit benefit is included in current federal and foreign taxes. Withholding taxes were as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Withholding taxes	$11,942	$12,673	$24,142	$23,098
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate increased from 26% in the second quarter of fiscal 2014 to 27% in the second quarter of fiscal 2015, which reflects an increase in our estimated fiscal 2015 tax provision due to reduced benefits from U.S. manufacturing tax incentives.
On a year-to-date basis, our effective tax rate decreased from 26% in the fiscal year-to-date period ended March 28, 2014 to 25% in the fiscal year-to-date period ended March 27, 2015, which reflects a discrete benefit from federal R&D tax credits that were retroactively reinstated for the 2014 calendar year only. The overall decrease in the rate was partially offset by the fact that our estimated fiscal 2015 tax provision included reduced benefits from U.S. manufacturing tax incentives.

11. Restructuring
Fiscal 2014 Restructuring Plan.    In October 2013, we implemented a plan to reorganize and consolidate certain activities and positions within our global business infrastructure. As a result, we recorded $3.3 million in restructuring costs during fiscal 2014, representing severance and other related benefits offered to approximately 50 employees that were affected as a result of this action. The first quarter of fiscal 2015 marked the completion of activity under the Fiscal 2014 Restructuring Plan and the table below summarizes the changes in our accrued liability during the fiscal year-to-date period ended March 27, 2015 (in thousands).

Severance and associated costs
Balance at September 26, 2014	$146
Restructuring (credits)	(39)
Cash payments	(10)
Non-cash and other adjustments	(97)
Balance at March 27, 2015	$—
Accruals for restructuring charges are included within accrued liabilities in our consolidated balance sheets while restructuring charges/(credits) are included within restructuring charges/(credits) in our consolidated statements of operations.

12. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of March 27, 2015 (in thousands):

	Payments Due By Fiscal Period
	Remainder Of Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Naming rights	$—	$7,525	$7,619	$7,715	$7,811	$110,888	$141,558
Donation commitments	—	—	6,045	67	67	805	6,984
Operating leases	6,911	11,281	9,996	8,498	7,368	36,116	80,170
Purchase obligations	6,646	4,870	451	—	—	—	11,967
Total	$13,557	$23,676	$24,111	$16,280	$15,246	$147,809	$240,679
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

13. Acquisitions
Doremi Labs.
On October 31, 2014 ("acquisition date"), we completed our acquisition of all outstanding interests of Doremi Labs ("Doremi"), a privately held company. Doremi is a leading developer and manufacturer of digital cinema servers and the acquisition is expected to accelerate the delivery and deployment of innovative solutions to exhibitors. Doremi's operating results from the acquisition date through March 27, 2015 are included in our consolidated financial statements for the second quarter of fiscal 2015, however these results did not have a material impact on our total consolidated revenues or net income for the period.
We acquired Doremi for cash consideration of $98.4 million, and up to an additional $20.0 million in contingent consideration that may be earned over a four-year period following the closing of the acquisition. We estimated the fair value of contingent consideration by applying a discounted and probability-weighted approach to potential shipments of specified products during the four years following the acquisition date. As of March 27, 2015, we have recorded $0.7 million as a contingent consideration liability that, along with cash paid to the sellers of $98.4 million in the first quarter of fiscal 2015, comprise the purchase price of $99.1 million.
We have accounted for the transaction under the acquisition method of accounting for business combinations. During the first quarter of fiscal 2015, we estimated the fair values of the net tangible and intangible assets acquired, and liabilities assumed as of the acquisition date. During the second quarter of fiscal 2015, and in connection with completing the purchase accounting, we recorded changes to the valuation of intangible assets of $4.6 million, reversed a receivable of $4.2 million related to the preliminary working capital adjustment to the purchase price, and recorded minor additional adjustments that collectively resulted in an increase to goodwill of $0.5 million. The measurement period associated with the acquisition is now closed.
We have recorded any amounts paid in excess of the net assets recorded as goodwill. Goodwill is representative of our expectation of the benefits and synergies from the integration of Doremi technology with our existing technology and the assembled workforce of Doremi, which does not qualify for separate recognition as an intangible asset.
The following table summarizes the acquisition date fair values allocated to the net assets acquired including cash of $8.4 million, and liabilities assumed.

Purchase Price Allocation
Current assets	$17,231
Inventories	16,372
Intangible assets	45,600
Goodwill	39,672
Current liabilities	(11,653)
Non-current liabilities	(8,820)
Cash consideration paid to sellers	98,402
Add: contingent consideration	740
Total purchase consideration	$99,142
The following table summarizes the fair values allocated to the various intangible assets acquired (in thousands), the weighted-average useful lives over which they will be amortized using the straight-line method, and the classification of their amortized expense in our consolidated statements of operations:

Intangible Assets Acquired	Purchase Price Allocation	Weighted-Average Useful Life (Years)	Income Statement Classification: Amortization Expense
Customer relationships	$25,600	10	Sales & Marketing
Developed technology	17,500	7.5	Cost of Sales
Trade name	1,300	1	Sales & Marketing
Backlog	1,200	1	Cost of Sales
Total	$45,600

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

We incurred acquisition-related costs of $0.4 million during the fiscal quarter ended December 26, 2014 and none thereafter, and $2.8 million and $3.5 million during the fiscal quarter and year-to-date period ended March 28, 2014, respectively. These costs were included in G&A expenses in our consolidated statements of operations. Total acquisition-related costs of $5.9 million were incurred during fiscal 2014. We have not provided pro forma information since these results following the acquisition are not deemed significant.

14. Legal Matters
In December 2013, the Korean Fair Trade Commission (“KFTC”) initiated a review of the Company under Korean competition law.  The KFTC has requested information relating to our business practices in Korea. We are cooperating with the KFTC as it conducts its review.
In March 2014, the National Development and Reform Commission of China (“NDRC”) initiated a review under the Chinese competition laws. In early May 2015, the NDRC confirmed that matters under review have been resolved on mutually agreeable terms.
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
OVERVIEW
Dolby Laboratories creates audio, imaging, and voice technologies that transform entertainment and communications at the cinema, at home, at work and on mobile devices. Founded in 1965, our core strengths stem from expertise in digital signal processing and compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multichannel sound for cinema, digital television transmissions and devices, and DVD and Blu-ray discs and devices. More recently, our technologies have played a prominent role in the development of the next generation of audio technologies for the cinema, home entertainment, mobile and gaming experiences. Today, we derive the majority of our revenue from licensing our audio technologies. We also provide products and services that enable content creators and distributors to produce, encode, transmit and playback content for superior consumer experiences, and are focused on further developing our technologies for new applications, most recently for voice conferencing, and imaging solutions that enable HDR picture quality in televisions and cinemas.
On October 31, 2014, we completed our acquisition of Doremi Labs ("Doremi"), a privately held company. Doremi is a leading developer and manufacturer of digital cinema servers and the acquisition is expected to accelerate the delivery and deployment of innovative solutions to exhibitors. Doremi's cumulative operating results from the acquisition date are included in our consolidated financial statements for the fiscal year-to-date period ended March 27, 2015, however these results did not have a material impact on our total consolidated revenues or net income for the period. Refer to Note 13 “Acquisitions” to our unaudited interim condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information regarding the acquisition.
Revenue Generation
The following table presents a summary of the composition of our revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Revenue	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Licensing	90%	93%	91%	91%
Products	8%	5%	7%	6%
Services	2%	2%	2%	3%
Total	100%	100%	100%	100%
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

	Fiscal Quarter Ended
Revenue By Geographic Location	March 27, 2015	March 28, 2014
United States	28%	30%
International	72%	70%
Licensing
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014	Main Products Incorporating Our Technologies
Broadcast	42%	46%	41%	42%	Televisions & STBs
PC	17%	16%	17%	18%	Windows operating systems & DVD software players
Consumer Electronics	15%	14%	15%	16%	DVD and Blu-ray Disc devices, AVRs, & HTIBs
Mobile	11%	12%	13%	14%	Smartphones, tablets & other mobile devices
Other	15%	12%	14%	10%	Video game consoles, automobile entertainment & audio conferencing
Total	100%	100%	100%	100%
We have three primary licensing models: a two-tier model, an integrated licensing model, and a patent licensing model.
Two-Tier Licensing Model.   Most of our consumer entertainment licensing business consists of a two-tier licensing model whereby our decoding technologies, included in reference software and firmware code, are first provided under license to a semiconductor manufacturer. The manufacturer then incorporates our technologies in ICs. Licensed semiconductor manufacturers, whom we refer to as “implementation licensees,” sell their ICs to OEMs of consumer entertainment products, which we refer to as “system licensees.” System licensees separately obtain licenses from us that allow them to make and sell finished end-user products that incorporate our technologies in ICs purchased from our implementation licensees.
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
Integrated Licensing Model.    We also license our technologies to software operating system vendors and ISVs, and to certain other OEMs that act as combined implementation and system licensees. These licensees incorporate our technologies in their software used on PCs, in mobile applications, or in ICs they manufacture and incorporate into their products. As with the two-tier licensing model, the combined implementation and system licensee pays us an initial licensing fee in addition to royalties as determined by the mix of Dolby technologies used, the nature of the implementations and the volume of products incorporating our technologies that are shipped, and is subject to the same quality control evaluation process.
Patent Licensing.    We license our patents directly to manufacturers that use our intellectual property in their products. We also license our patents indirectly through patent pools which are arrangements between multiple patent owners to jointly offer and license pooled patents to licensees. Finally, we generate service fees for managing patent pools on behalf of third party patent owners through our wholly owned subsidiary, Via Licensing Corporation. The Via Licensing patent pools enable product manufacturers to efficiently secure patent licenses for audio coding, interactive television, digital radio and wireless technologies. Currently, most of Dolby's revenues earned from patent licensing relate to the licensing of HE-AAC technologies.

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
As of March 27, 2015, we had approximately 4,700 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 950 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
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
The following table presents the composition of our products revenue for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Cinema	90%	84%	89%	85%
Broadcast	8%	10%	9%	10%
Other	2%	6%	2%	5%
Total	100%	100%	100%	100%
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
Dolby Voice®
With outstanding fidelity, spatial perception, and background noise suppression, Dolby Voice is an audio conferencing solution that enables virtual meetings to sound and feel more like in-person meetings. Launched in the first quarter of fiscal 2014 in global partnership with BT®, a leading provider of audio and imaging conferencing systems, deployment of Dolby Voice continues with a growing base of customers. We created a Dolby Voice mobile application to extend the in-person experience to mobile devices, and in the first quarter of fiscal 2015, we announced the availability of the Dolby Voice conference phone. In the current fiscal quarter, BT began offering the BT MeetMe with Dolby Voice service integrated with Cisco WebEx® or Microsoft Lync®, both popular collaboration platforms. Ultimately, our success in this market will depend on our ability to differentiate this service on its technical merits, and gain customer adoption.
Dolby Vision™
In the second quarter of fiscal 2014, we introduced our HDR imaging technology, Dolby Vision, which offers more realistic distinctions in color, brighter highlights and improved shadow details. The technology focuses on the image quality each pixel represents and is not entirely dependent on the number of pixels. In April 2015, Vizio announced the first television with Dolby Vision, following a separate announcement during the second quarter of fiscal 2015 by Warner Bros. Entertainment Inc. that they plan to release movie titles mastered in Dolby Vision for viewing on televisions. We are also one of the founding members of the UHD alliance aimed at establishing standards to support innovation in video technologies, including HDR.
Dolby Cinema™
In the first quarter of fiscal 2015, we launched Dolby Cinema, a branded premium cinema offering for exhibitors and movie audiences that combines spectacular image and sound technologies with inspired design. Dolby Cinema locations are expected to be collaborative efforts with established cinema exhibitors that will be equipped with Dolby Vision laser projection and Dolby Atmos sound. The collaborations will include revenue-sharing arrangements with the exhibitors. Our first location for Dolby Cinema was in Europe, and we recently announced Dolby Cinema at AMC Prime, our latest premium cinema offering for movie audiences. By September 2015, Dolby and AMC Entertainment Inc. plan to have Dolby Cinema at AMC Prime installed in approximately ten AMC locations in major cities across the United States. More sites are expected to be installed over the next several years with up to 100 by December 2024. Additionally, The Walt Disney Studios and Pixar Animation Studios recently announced their commitment to create Dolby Vision titles for release in Dolby Cinema locations as we continue working with studios to build a robust pipeline of theatrical content.
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
Broadcast Market
Broadcast services that operate under bandwidth constraints, such as terrestrial broadcast or IPTV services, benefit from Dolby technologies. These technologies enable the delivery of high quality audio content at reduced bit rates, thereby conserving bandwidth. We derive significant revenue from licensing our technologies to OEMs of televisions and set-top boxes since a high percentage of global sales of TV and STBs are shipped with our technologies, especially in North America and Europe. As emerging markets convert to digital television, particularly in China and India, we are well positioned to benefit from this transition. Our growth in these markets is dependent, in part, upon continued adoption of our technologies. To this end, we continue to develop, maintain and strengthen relationships across the broad spectrum of entertainment industry participants, professional organizations, and global standards-setting bodies. To the extent that we are unable to succeed in these efforts, incorporation of our technologies into these products may be impacted and future revenues may be adversely affected.
Mobile Market
Our mobile market is largely driven by sales of smartphones, tablets and other mobile devices that use our technologies. Growth in this market is dependent on several factors, including the performance of the mobile device market as a whole, our success in collaborating with manufacturers of mobile devices to incorporate our technologies, and the development of various ecosystems, which includes the availability of content in Dolby formats. Currently, Dolby audio technologies are featured on various smartphones and tablets in the Android™, Windows 8 and Amazon ecosystems. However, the rate of new product development in this sector continues to be rapid and can result in dramatic swings in consumer trends and design changes that may exclude our technologies. By working with existing and additional partners to further enhance the content, distribution and playback on all ecosystems, we hope to drive further growth across these markets.

Expanding The Dolby Atmos Ecosystem
Dolby Atmos, the object-based sound technology for which there are now over one thousand screens installed or committed globally and more than 275 titles released or announced in this format, has been made available for the living room. Using Dolby Atmos-enabled hardware to customize soundtracks over a speaker array, we can deliver full Dolby Atmos playback by using either Blu-ray Disc media or streaming content services. To this end, several manufacturers have announced Dolby Atmos-compatible AV receivers, pre-processors, HTIBs and speakers. In addition, we have worked with major studios to release and distribute movie titles in Dolby Atmos via streaming services and Blu-ray Disc, and will continue to work with content developers and distributors to expand entertainment selections using the Dolby Atmos format.
This technology can also be extended to the mobile market, and the release of an HD tablet from Amazon in the fourth quarter of fiscal 2014, as well as a smartphone and two tablets from Lenovo in the second quarter of fiscal 2015, mark the first deployments of the Dolby Atmos sound experience on mobile devices. Expanding our presence in this ecosystem depends on several factors including market acceptance of Dolby Atmos for object-oriented audio entertainment in content creation, distribution and playback across various channels and devices.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis in our Fiscal 2014 Annual Report on Form 10-K filed with the SEC.

RESULTS OF OPERATIONS
For each line item included on our consolidated statement of operations, we have provided both quarter and year-to-date comparative analysis within this section. The "Quarter-To-Date: Q2'15 vs. Q2'14" analysis compares results from the fiscal quarter ended March 27, 2015 with those of the fiscal quarter ended March 28, 2014, while the "Year-To-Date: Q2'15 vs. Q2'14" analysis compares results from the fiscal year-to-date period ended March 27, 2015 with those from the fiscal year-to-date period ended March 28, 2014. The significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order according to the magnitude of their impact on the overall change.
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Licensing	March 27, 2015	March 28, 2014	$	%	March 27, 2015	March 28, 2014	$	%
Revenue	$243,333	$258,616	$(15,283)	(6)%	$459,931	$464,276	$(4,345)	(1)%
Percentage of total revenue	90%	93%			91%	91%
Cost of licensing	3,787	3,742	45	1%	7,268	7,743	(475)	(6)%
Gross margin	239,546	254,874	(15,328)	(6)%	452,663	456,533	(3,870)	(1)%
Gross margin percentage	98%	99%			98%	98%

Quarter-To-Date: Q2'15 vs. Q2'14

Factor	Revenue		Gross Margin
Broadcast	â
Decrease in back payments received as the second quarter of fiscal 2014 included $24.7 million from a large licensee, partially offset by increases in direct patent licensing revenues, and increases in TV and STB shipments that incorporate our technologies
			ßà	No significant fluctuations
Mobile	â	Increase in patent licensing royalty streams from a licensee, which was more than offset by a decrease in back payments received for royalties and settlements amongst other minor declines
Other	á	Increased revenues from Via Licensing patent pools, increased revenues from higher shipments of gaming consoles, and higher revenues from Dolby Voice
CE	á	Increase in back payments, partially offset by lower net shipment volumes of AVRs, HTIBs, Blu-ray and other products that incorporate our technologies
PC	â	Lower ASPs resulting from product mix as fewer PCs included optical disc drives along with lower TAM, partially offset by an increase in back payments
Year-To-Date: Q2'15 vs. Q2'14

Factor	Revenue		Gross Margin
Other	á	Higher shipments of gaming consoles, increased revenues from Via Licensing patent pools, and higher revenues from Dolby Voice	ßà	No significant fluctuations
PC	â	Lower ASPs resulting from product mix as fewer PCs included optical disc drives along with lower TAM, partially offset by an increase in back payments
CE	â	Lower shipment volumes of AVRs, HTIBs, Blu-ray and other products that incorporate our technologies
Broadcast	â
Decrease in back payments received as the second quarter of fiscal 2014 included $24.7 million from a large licensee, partially offset by increases in direct licensing revenues, and increases in TV and STB shipments that incorporate our technologies

Mobile	â	Decrease in back payments and a decrease in shipment volumes of phones that incorporate our premium technologies, partially offset by higher patent licensing royalty streams
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Products	March 27, 2015	March 28, 2014	$	%	March 27, 2015	March 28, 2014	$	%
Revenue	$22,985	$14,563	$8,422	58%	$36,248	$32,667	$3,581	11%
Percentage of total revenue	8%	5%			7%	6%
Cost of products	18,237	10,293	7,944	77%	30,821	24,081	6,740	28%
Gross margin	4,748	4,270	478	11%	5,427	8,586	(3,159)	(37)%
Gross margin percentage	21%	29%			15%	26%

Quarter-To-Date: Q2'15 vs. Q2'14

Factor	Revenue		Gross Margin
Cinema	á	Driven primarily by higher sales of digital cinema video server products from our acquisition of Doremi Labs in fiscal 2015	â	Lower ASPs for mature Dolby products and lower margins on certain Doremi product sales
Other	No significant fluctuations		â	Higher amortization on newly-acquired intangible assets (refer to footnote 13 for additional information)
Year-To-Date: Q2'15 vs. Q2'14

Factor	Revenue		Gross Margin
Cinema	á	Driven primarily by higher sales of products from our acquisition of Doremi Labs in fiscal 2015, partially offset by lower shipments and lower ASPs of mature Dolby cinema audio products	â	Driven primarily by write-downs of excess and obsolete digital video inventory and lower shipments and lower ASPs of mature Dolby cinema audio products
Other	No significant fluctuations		â	Higher amortization on newly-acquired intangible assets (refer to footnote 13 for additional information)
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Services	March 27, 2015	March 28, 2014	$	%	March 27, 2015	March 28, 2014	$	%
Revenue	$5,632	$5,413	$219	4%	$10,009	$12,926	$(2,917)	(23)%
Percentage of total revenue	2%	2%			2%	3%
Cost of services	3,125	3,470	(345)	(10)%	6,470	7,063	(593)	(8)%
Gross margin	2,507	1,943	564	29%	3,539	5,863	(2,324)	(40)%
Gross margin percentage	45%	36%			35%	45%

Quarter-To-Date: Q2'15 vs. Q2'14

Factor	Revenue		Gross Margin
Support & Other	á	Increase in revenue from support and maintenance services and warranties	á	Lower labor and other related costs
Configuration & Post-Production	â	Lower revenues from digital mastering services	á	Lower labor and other related costs
Year-To-Date: Q2'15 vs. Q2'14

Factor	Revenue		Gross Margin
Configuration & Post-Production	â	Lower revenues from digital mastering services as the prior year-to-date comparative period included the recognition of previously deferred revenue of $1.8 million	á	The prior year-to-date comparative period included the recognition of previously deferred revenue with no associated COGS
Other	á	Increase in revenue from support and maintenance services and warranties	á	Lower labor and other related costs
Operating Expenses
Research & Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	March 27, 2015	March 28, 2014	$	%	March 27, 2015	March 28, 2014	$	%
Research and development	$56,601	$44,798	$11,803	26%	$105,195	$89,261	$15,934	18%
Percentage of total revenue	21%	16%			21%	18%

Quarter-To-Date: Q2'15 vs. Q2'14

Category	Key Drivers
Product Development	á	Higher costs related primarily to the funding of various research projects and initiatives aimed at developing new products and technologies
Compensation & Benefits	á	Higher employee headcount including personnel from the acquisition of Doremi Labs (refer to footnote 13 for additional information), related expenses, and higher variable compensation costs
Technology & Communications	á	Higher software licensing expenses

Year-To-Date: Q2'15 vs. Q2'14

Category	Key Drivers
Compensation & Benefits	á
Higher employee headcount including personnel from the acquisition of Doremi Labs (refer to footnote 13 for additional information), related expenses, merit increases and higher variable compensation costs

Product Development	á	Higher costs related primarily to the funding of various research projects and initiatives aimed at developing new products and technologies
Technology & Communications	á	Higher software licensing expenses

Sales & Marketing
S&M expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, marketing and promotional expenses particularly for events such as trade shows and conferences, travel-related expenses for our sales and marketing personnel, consulting fees, facilities costs, depreciation and amortization, and information technology expenses.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	March 27, 2015	March 28, 2014	$	%	March 27, 2015	March 28, 2014	$	%
Sales and marketing	$65,940	$64,828	$1,112	2%	$133,958	$125,207	$8,751	7%
Percentage of total revenue	24%	23%			26%	25%

Quarter-To-Date: Q2'15 vs. Q2'14

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount including personnel from the acquisition of Doremi Labs (refer to footnote 13 for additional information), and higher variable compensation costs
Marketing Programs	â	Lower costs associated with industry trade shows and other marketing events
Depreciation & Amortization	á	Higher depreciation expense primarily from amortization on newly-acquired intangible assets (refer to footnote 13 for additional information) recorded and from assets placed into service
Legal, Professional & Consulting Fees	â	Lower marketing consulting partially offset by higher professional fees for intellectual property related activities

Year-To-Date: Q2'15 vs. Q2'14

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount including personnel from the acquisition of Doremi Labs (refer to footnote 13 for additional information), and higher variable compensation costs
Depreciation & Amortization	á	Higher depreciation expense primarily from amortization on newly-acquired intangible assets (refer to footnote 13 for additional information) recorded and from assets placed into service
Legal, Professional & Consulting Fees	â	Lower consulting and other costs associated with marketing programs relative to the prior comparative period, partially offset by higher professional fees for intellectual property related activities

General & Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	March 27, 2015	March 28, 2014	$	%	March 27, 2015	March 28, 2014	$	%
General and administrative	$45,653	$46,457	$(804)	(2)%	$90,369	$88,365	$2,004	2%
Percentage of total revenue	17%	17%			18%	17%

Quarter-To-Date: Q2'15 vs. Q2'14

Category	Key Drivers
Legal, Professional & Consulting Fees	â	Lower costs incurred in connection with our acquisition of Doremi Labs relative to the prior comparative period along with a decrease in costs associated with patent filings and other legal activities
Depreciation & Amortization	á	Higher depreciation expense primarily from assets placed into service including the partial occupation of our new worldwide headquarters

Year-To-Date: Q2'15 vs. Q2'14

Category	Key Drivers
Legal, Professional & Consulting Fees	â	Lower costs incurred in connection with our acquisition of Doremi Labs relative to the prior comparative period along with a decrease in costs associated with patent filings and other legal activities
Depreciation & Amortization	á	Higher depreciation expense primarily from assets placed into service including the partial occupation of our new worldwide headquarters
Compensation & Benefits	á	Higher employee headcount, and higher variable compensation costs
Restructuring

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	March 27, 2015	March 28, 2014	$	%	March 27, 2015	March 28, 2014	$	%
Restructuring	$—	$86	$(86)	(100)%	$(39)	$3,301	$(3,340)	(101)%
Percentage of total revenue	—%	—%			—%	1%
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Other Income/Expense	March 27, 2015	March 28, 2014	$	%	March 27, 2015	March 28, 2014	$	%
Interest income	$1,091	$920	$171	19%	$1,991	$1,574	$417	26%
Interest expense	(31)	(93)	62	(67)%	(46)	(205)	159	(78)%
Other income/(expense), net	218	(2,823)	3,041	(108)%	110	(2,594)	2,704	(104)%
Total	$1,278	$(1,996)	$3,274	(164)%	$2,055	$(1,225)	$3,280	(268)%

Quarter-To-Date: Q2'15 vs. Q2'14

Category	Key Drivers
Other Expense	â	Decrease as the prior fiscal comparative period included a $3M impairment charge recorded on a cost method investment
Other Income	á	Net gains attributed to foreign exchange rate fluctuations

Year-To-Date: Q2'15 vs. Q2'14

Category	Key Drivers
Other Expense	â	Decrease as the prior fiscal comparative period included a $3M impairment charge recorded on a cost method investment
Other Income	á	Net gains attributed to foreign exchange rate fluctuations
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Provision for income taxes	$(21,353)	$(26,373)	$(33,732)	$(41,828)
Effective tax rate	27%	26%	25%	26%

Quarter-To-Date: Q2'15 vs. Q2'14

Factor	Impact On Effective Tax Rate
U.S. Manufacturing Tax Incentives	á	Change attributed to reduced benefits from U.S. manufacturing tax incentives

Year-To-Date: Q2'15 vs. Q2'14

Factor	Impact On Effective Tax Rate
Federal R&D Credits	â	Increase in discrete benefits from federal R&D credits that were retroactively reinstated for the 2014 calendar year
U.S. Manufacturing Tax Incentives	á	Change attributed to reduced benefits from U.S. manufacturing tax incentives

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of March 27, 2015, we had cash and cash equivalents of $514.0 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $518.5 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities.
Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of March 27, 2015, approximately $467 million, or 45%, was held by our foreign subsidiaries. This represented a $50 million increase from the $417 million that was held by our foreign subsidiaries as of September 26, 2014. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less the applicable foreign tax credits.

	March 27, 2015	September 26, 2014
	(in thousands)
Cash and cash equivalents	$513,994	$568,472
Short-term investments	188,164	231,208
Long-term investments	330,298	296,335
Accounts receivable, net	98,562	86,168
Accounts payable and accrued liabilities	203,637	174,274
Working capital (1)	720,866	816,481

(1)	Working capital consists of total current assets less total current liabilities.

Capital Expenditures and Uses of Capital
Our capital expenditures consist of purchases of land, building, building fixtures, laboratory equipment, office equipment, computer hardware and software, leasehold improvements, and production and test equipment. We continue to invest in sales and marketing and R&D that contribute to the overall growth of our business and technological innovation. In fiscal 2012, we used existing cash to purchase commercial office property in San Francisco, California for $109.8 million, and have since made substantial improvements to the building to prepare it for its intended use as our new worldwide headquarters. At the beginning of fiscal 2015, the first phase of construction was completed and we began occupying a portion of the building.
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
During fiscal 2015, we completed the acquisition of Doremi Labs for total purchase consideration of $98.4 million, net of cash acquired. For additional details, see Note 13 “Acquisitions” to our consolidated financial statements.
In October 2014, our Board of Directors initiated a recurring quarterly dividend program for our stockholders. Refer to Note 7 "Stockholders' Equity & Stock-Based Compensation" to our consolidated financial statements for a summary of dividend payments made under the program to date.
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
Cash Flows
For the following year-to-date comparative analysis performed for each of the sections of the statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order according to the magnitude of their impact relative to the overall change (amounts displayed in thousands, except as otherwise noted).
The statement of cash flows included within this quarterly report reflects the correction of a misclassification of $10,467 from the statement of cash flows included in the earnings release within our Form 8-K filed on April 21, 2015. Specifically, “Accounts payable and other liabilities” under Operating Activities changed from $(7,244) to $3,223, and “Purchases of property, plant and equipment” under Investing Activities changed from $(68,024) to $(78,491) for the fiscal year-to-date period ended March 27, 2015.
Operating Activities

	Fiscal Year-To-Date Ended
	March 27, 2015	March 28, 2014
Net cash provided by operating activities	$177,940	$179,420
Net cash provided by operating activities decreased $1.5 million in the fiscal year-to-date period ended March 27, 2015 as compared to the fiscal year-to-date period ended March 28, 2014, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	â	Primarily driven by higher operating expenses as total revenues remained relatively flat
Changes in operating assets and liabilities	á	Driven primarily by higher depreciation and amortization, increased collections of accounts receivable and higher deferred revenue balances relative to the prior comparative period

Investing Activities

	Fiscal Year-To-Date Ended
	March 27, 2015	March 28, 2014
Net cash used in investing activities	$(173,088)	$(64,403)
Capital expenditures	(78,491)	(17,872)
Net cash used in investing activities was higher by $108.7 million in the fiscal year-to-date period ended March 27, 2015 as compared to the fiscal year-to-date period ended March 28, 2014, primarily due to the following:

Factor	Impact On Cash Flows
Business combinations	â	Significant cash outflow during fiscal 2015 relating to the acquisition of Doremi Labs
Capital expenditures	â	Increase in cash outlay for PP&E primarily comprised of costs for improvements being made to our new worldwide headquarters at 1275 Market Street in San Francisco, CA
Proceeds from sales of investments	á	Higher cash inflows from sales of marketable securities in the current fiscal 2015 period relative to the prior comparable period
Financing Activities

	Fiscal Year-To-Date Ended
	March 27, 2015	March 28, 2014
Net cash used in financing activities	$(55,538)	$(992)
Repurchase of common stock	(32,364)	(11,660)
Net cash used in financing activities was $54.5 million higher in the fiscal year-to-date period ended March 27, 2015 as compared to the fiscal year-to-date period ended March 28, 2014, primarily due to the following:

Factor	Impact On Cash Flows
Share repurchases	â	Increase in cash outflows attributed to a higher volume of common stock repurchases made during the current fiscal period relative to the prior comparative period
Dividend payments	â	Higher cash outflows associated with cash dividend payments made to common stockholders in the current fiscal period as no similar payments occurred during the prior comparative period
Partnership distribution	â
Higher cash outflows associated with a $5.6M distribution payment made to our controlling interest in the current fiscal period for accumulated commercial property leasing fees first while no distributions were made in the prior comparative period

Off-Balance Sheet Arrangements and Contractual Obligations
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of March 27, 2015, we had cash and cash equivalents of $514.0 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $518.5 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At March 27, 2015, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately twelve months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of March 27, 2015, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $5.6 million and $2.8 million, respectively.
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
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of March 27, 2015 and September 26, 2014, the outstanding derivative instruments had maturities of 31 days or less and the total notional amounts of outstanding contracts were $25.2 million and $22.9 million, respectively. The fair values of these contracts were nominal as of March 27, 2015 and September 26, 2014, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of March 27, 2015. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $0.7 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $0.7 million.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REVENUE GENERATION

Markets We Target
Dependence on Sales by Licensees. We depend on OEMs and other licensees to incorporate our technologies into their products. Our license agreements generally do not have minimum purchase commitments, are typically non-exclusive, and frequently do not require incorporation or use of our technologies. Our revenue will decline if our licensees choose not to incorporate our technologies in their products or they sell fewer products incorporating our technologies.
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

•
Because PC OEMs are required to pay us a higher per-unit royalty for Windows 8 PCs that include optical disc playback functionality than Windows 8 PCs that do not include such functionality, the continued decreasing inclusion of optical disc drives in Windows 8 PCs will result in lower per-unit royalties;

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
Cinema Industry Risks. Our cinema product sales are subject to fluctuations based on events and conditions in the cinema industry, such as the construction of new screens or upgrade of existing screens. In addition, in the first quarter of fiscal 2015, we launched Dolby Cinema, a branded premium cinema offering for exhibitors and movie audiences that combines Dolby Vision laser projection and Dolby Atmos sound, and more recently, announced Dolby Cinema at AMC Prime, our latest premium cinema offering for movie audiences. Although we have invested, and expect to continue to invest, a substantial amount of time and resources developing Dolby Cinema and building our partnership with AMC in connection with the launch of Dolby Cinema at AMC Prime, this is a new market for us and we may not recognize a meaningful amount of revenue from these efforts in the near future, or at all, if Dolby Cinema is not ultimately successful. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally.
The recent completion of our acquisition of Doremi Labs could cause disruptions in our cinema business. For example, our cinema customers may hold out and delay, reduce or even cease making purchases of our cinema products from us until they have determined whether the acquisition will affect our cinema products and services. In addition, a decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be impaired. A number of factors can affect the number of movies that are produced, including strikes and work stoppages within the cinema industry and budgetary constraints and changes in cinema industry business models.
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

Consumer Spending Weakness. Weakness in general economic conditions may suppress consumer demand in our markets. Many of the products in which our technologies are incorporated are discretionary goods, such as PCs, televisions, STBs, Blu-ray Disc players, video game consoles, AVRs, mobile devices, in-car entertainment systems, and home-theater systems. Weakness in general economic conditions may also lead to licensees and customers becoming delinquent on their obligations to us or being unable to pay, resulting in a higher level of write-offs. Economic conditions may increase underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increase the unauthorized use of our technologies.
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
Marketing and Branding
Importance of Brand Strength. Maintaining and strengthening the Dolby brand is critical to maintaining and expanding our licensing, products, and services business, as well as our ability to offer technologies for new markets, including Dolby Voice for the communications market, Dolby Cinema, Dolby Vision and other imaging offerings for the consumer market, and others. Our continued success depends on our reputation for providing high quality technologies, products, and services across a wide range of entertainment markets, including the consumer entertainment, PC, broadcast, and gaming markets. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business will suffer. Furthermore, we believe that the strength of our brand may affect the likelihood that our technologies are adopted as industry standards in various markets and for various applications. Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to enter into new markets successfully, and to provide high quality products and services in these new markets.

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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of March 27, 2015, we had approximately 4,700 issued patents in addition to approximately 2,900 pending patent applications in more than 70 jurisdictions throughout the world. Our currently issued patents expire at various times through April 2039.
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
Data Security. We rely on information technology systems in the conduct of our business, including systems designed and managed by third parties. Many of these systems contain sensitive and confidential information, including our trade secrets and proprietary business information, personal data, and information of or pertaining to our customers, suppliers and business partners. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. Our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, software bugs or other technical malfunctions, or other disruptions.
While we have taken a number of steps to protect our information technology systems, the number and sophistication of malicious attacks that companies have experienced from third parties has increased over the past few years. In addition, because techniques used by computer programmers and hackers (many of whom are highly sophisticated and well-funded) to access or sabotage networks and computer systems change frequently and often are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our response or the effectiveness of our response and impede our operations and ability to limit our exposure to third-party claims and potential liability. Attacks on our systems are sometimes successful, and, in some instances, we might be unaware of an incident or its magnitude and effects. We also may suffer data security breaches and the unauthorized access to, misuse or acquisition of, personal data or other sensitive and confidential information as the result of intentional or inadvertent breaches by our employees or service providers. Any data security breach, whether external or internal in origin, could compromise our networks and systems, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products. Any such breach can result in the information stored on our networks and systems being improperly accessed, publicly disclosed, lost, or stolen, which could subject us to liability to our customers, suppliers, business partners and others. We seek to detect and investigate such attempts and incidents and to prevent their recurrence where practicable through changes to our internal processes and tools, but in some cases preventive and remedial action might not be successful. In addition, despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins, denial of service attacks, and similar other disruptions.
Disruptions to our information technology systems, due to outages, security breaches or other causes, can have severe consequences to our business, including financial loss and reputational damage.

COMPETITION
The markets for our technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Consumers may perceive the quality of the visual and audio experiences produced by some of our competitors’ technologies to be equivalent or superior to the sight and sound experiences produced by our technologies. Some of our current or future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. These competitors may also be able to offer integrated systems in markets for entertainment technologies on a royalty-free basis or at a lower price than our technologies, including audio, imaging, and other technologies, which could make competing technologies that we develop less attractive.
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
Competition from Other Audio Formats and Imaging Solutions. We believe that the success we have had licensing our audio technologies to system licensees is due, in part, to the strength of our brand and the perception that our technologies provide a high quality solution for multichannel audio. However, both free and proprietary sound technologies are becoming increasingly prevalent, and we expect competitors to continue to enter this field with other offerings. Furthermore, to the extent that customers perceive our competitors’ products as providing the same advantages as our technologies at a lower or comparable price, there is a risk that these customers may treat sound encoding technologies as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. In addition, we introduced our HDR imaging technology, Dolby Vision, only one year ago, and we expect to face intense competition from existing and more well-established competitors. Moreover, there can be no assurance that consumers will adopt Dolby Vision in the near future, or at all.
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

STRATEGIC ACTIVITIES
Importance of Relationships with Entertainment Industry. To be successful, we must maintain and grow our relationships with a broad range of entertainment industry participants, including:

•	Content creators, such as film directors, studios, music producers and mobile and online content producers;

•	Content distributors, such as film exhibitors, broadcasters, operators, and OTT video service providers and video game publishers; and

•	Device manufacturers.
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

Consequences of M&A Activity. We evaluate a wide array of possible strategic transactions, including acquisitions. We consider these types of transactions in connection with, among other things, our efforts to strengthen our core audio and cinema businesses and expand beyond sound technologies. Although we cannot predict whether or not we will complete any such acquisitions or other transactions in the future, any of these transactions could be significant in relation to our market capitalization, financial condition, or results of operations. The process of integrating an acquired company, business, or technology may create unforeseen difficulties and expenditures. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures, and languages; currency risks; and risks associated with the economic, political, and regulatory environment in specific countries. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, and write-offs of goodwill. Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Also, the anticipated benefits of our acquisitions may not materialize.
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
In Note 14 "Legal Matters," we describe reviews by government regulators in Korea and China pursuant to their competition laws. Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for intellectual property. Because these jurisdictions have only recently implemented competition laws, their enforcement activities are unpredictable. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the FCPA and U.S. export controls. Although we implement policies and procedures designed to ensure compliance with the FCPA and U.S. export controls, there can be no assurance that all of our employees, distributors, dealers, and agents will not take actions in violation of our policies or these regulations.

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

•
Changes in tax laws and regulations in the countries in which we operate, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries. For example, the OECD, an international association of 34 countries including the United States, is contemplating revisions to certain corporate tax, transfer pricing, and tax treaty provisions. When the OECD finalizes these revisions, they will be adopted in various forms by many countries in which we operate. These revisions could increase our income taxes and adversely affect our provision for income taxes.

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

STOCK-RELATED ISSUES
Controlling Stockholder. At March 27, 2015, the Dolby family and their affiliates owned 1,346,606 shares of our Class A common stock and 50,951,075 shares of our Class B common stock. As of March 27, 2015, the Dolby family and their affiliates had voting power of approximately 99.8% of our outstanding Class B common stock, which in the aggregate represented approximately 90.9% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the fiscal quarter ended March 27, 2015, we issued an aggregate of 372 shares of our Class B common stock to certain employees, officers, and directors upon the exercise of options awarded under our 2000 Stock Incentive Plan, for which we received aggregate proceeds of approximately $0.1 million. As of the beginning of the second quarter of fiscal 2015, these 372 shares represented the remaining shares of Class B common stock subject to outstanding options, and thus there are no longer outstanding options to purchase any shares of Class B common stock that remain as of March 27, 2015.
We believe these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. All issuances of shares of our Class B common stock pursuant to the exercise of these options were made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our initial public offering, and no further option grants will be made under our 2000 Stock Incentive Plan. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, and $200.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, and October 23, 2014, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate. The following table provides information regarding our share repurchases made under program during the second quarter of fiscal 2015:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
December 27, 2014 - January 23, 2015	—	$—	—	$243.1 million
January 24, 2015 - February 20, 2015	241,365	39.05	241,365	$233.7 million
February 21, 2015 - March 27, 2015	148,635	40.16	148,635	$227.7 million
Total	390,000		390,000

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Filed Herewith
10.1	Dolby Laboratories, Inc. 2005 Stock Plan (as amended and restated on February 3, 2015)	Current Report on Form 8-K	001-32431	February 6, 2015
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS‡	XBRL Instance Document				X
101.SCH‡	XBRL Taxonomy Extension Schema Document				X
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF‡	XBRL Extension Definition				X
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 6, 2015

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)