Form 10-Q
period 2015-06-26
Dolby Laboratories, Inc.
filed 2015-07-31
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On July 24, 2015, the registrant had 51,928,535 shares of Class A common stock, par value $0.001 per share, and 50,743,411 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended June 26, 2015

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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 26, 2015	September 26, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$470,868	$568,472
Restricted cash	1,919	2,142
Short-term investments	165,833	231,208
Accounts receivable, net of allowance for doubtful accounts of $1,603 and $1,615	103,921	86,168
Inventories	20,070	8,536
Deferred taxes	87,367	86,445
Prepaid expenses and other current assets	45,551	22,880
Total current assets	895,529	1,005,851
Long-term investments	373,498	296,335
Property, plant and equipment, net	386,448	289,755
Intangible assets, net	117,726	63,700
Goodwill	312,454	277,574
Deferred taxes	56,217	41,746
Other non-current assets	9,763	9,051
Total assets	$2,151,635	$1,984,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,566	$15,898
Accrued liabilities	163,776	158,376
Income taxes payable	—	2,600
Deferred revenue	18,016	12,496
Total current liabilities	209,358	189,370
Long-term deferred revenue	29,661	19,279
Other non-current liabilities	72,633	43,715
Total liabilities	311,652	252,364

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 51,903,757 shares issued and outstanding at June 26, 2015 and 50,658,627 at September 26, 2014	53	51
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 50,743,661 shares issued and outstanding at June 26, 2015 and 51,610,239 at September 26, 2014	51	52
Additional paid-in capital	65,586	46,415
Retained earnings	1,764,578	1,660,485
Accumulated other comprehensive income/(loss)	(7,391)	3,014
Total stockholders’ equity – Dolby Laboratories, Inc.	1,822,877	1,710,017
Controlling interest	17,106	21,631
Total stockholders’ equity	1,839,983	1,731,648
Total liabilities and stockholders’ equity	$2,151,635	$1,984,012
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Revenue:
Licensing	$204,855	$205,625	$664,786	$669,901
Products	22,596	12,971	58,844	45,638
Services	4,251	4,754	14,260	17,680
Total revenue	231,702	223,350	737,890	733,219

Cost of revenue:
Cost of licensing	1,347	4,389	8,615	12,132
Cost of products	20,027	10,860	50,848	34,941
Cost of services	3,506	3,620	9,976	10,683
Total cost of revenue	24,880	18,869	69,439	57,756

Gross margin	206,822	204,481	668,451	675,463

Operating expenses:
Research and development	45,508	46,786	150,703	136,047
Sales and marketing	70,782	63,602	204,740	188,809
General and administrative	45,587	44,205	135,956	132,570
Restructuring charges/(credits)	—	(688)	(39)	2,613
Total operating expenses	161,877	153,905	491,360	460,039

Operating income	44,945	50,576	177,091	215,424

Other income/expense:
Interest income	1,453	959	3,444	2,533
Interest expense	(69)	(251)	(115)	(456)
Other income/(expense), net	1,049	530	1,159	(2,064)
Total other income	2,433	1,238	4,488	13

Income before income taxes	47,378	51,814	181,579	215,437
Provision for income taxes	(11,522)	(11,251)	(45,254)	(53,079)
Net income including controlling interest	35,856	40,563	136,325	162,358
Less: net (income) attributable to controlling interest	(350)	(784)	(1,488)	(2,196)
Net income attributable to Dolby Laboratories, Inc.	$35,506	$39,779	$134,837	$160,162

Net Income Per Share:
Basic	$0.35	$0.39	$1.32	$1.57
Diluted	$0.34	$0.38	$1.29	$1.55
Weighted-Average Shares Outstanding:
Basic	102,670	102,350	102,494	102,131
Diluted	104,105	103,942	104,127	103,605

Related party rent expense:
Included in operating expenses	$815	$640	$2,358	$1,332
Included in net income attributable to controlling interest	$1,159	$1,164	$3,463	$3,669

Cash dividend declared per common share	$0.10	$—	$0.30	$—
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net income including controlling interest	$35,856	$40,563	$136,325	$162,358
Other comprehensive income:
Foreign currency translation adjustments, net of tax	1,146	(75)	(10,726)	846
Unrealized gains/(losses) on available-for-sale securities, net of tax	(729)	279	(64)	456
Comprehensive income	36,273	40,767	125,535	163,660
Less: comprehensive (income) attributable to controlling interest	(626)	(1,004)	(1,103)	(2,634)
Comprehensive income attributable to Dolby Laboratories, Inc.	$35,647	$39,763	$124,432	$161,026

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 26, 2014	$103	$46,415	$1,660,485	$3,014	$1,710,017	$21,631	$1,731,648
Net income	—	—	134,837	—	134,837	1,488	136,325
Currency translation adjustments, net of tax of $641	—	—	—	(10,341)	(10,341)	(385)	(10,726)
Unrealized losses on investments, net of tax of $(165)	—	—	—	(64)	(64)	—	(64)
Distributions to controlling interest	—	—	—	—	—	(5,628)	(5,628)
Stock-based compensation expense	—	50,822	—	—	50,822	—	50,822
Repurchase of common stock	(1)	(47,955)	—	—	(47,956)	—	(47,956)
Cash dividends declared and paid on common stock	—	—	(30,744)	—	(30,744)	—	(30,744)
Tax benefit from employee stock plans	—	1,167	—	—	1,167	—	1,167
Common stock issued under employee stock plans	2	28,048	—	—	28,050	—	28,050
Tax withholdings on vesting of restricted stock	—	(12,918)	—	—	(12,918)	—	(12,918)
Exercise of class B stock options	—	7	—	—	7	—	7
Balance at June 26, 2015	$104	$65,586	$1,764,578	$(7,391)	$1,822,877	$17,106	$1,839,983

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 27, 2013	$102	$18,812	$1,454,382	$7,814	$1,481,110	$18,916	$1,500,026
Net income	—	—	160,162	—	160,162	2,196	162,358
Currency translation adjustments, net of tax of $7	—	—	—	408	408	438	846
Unrealized gains on investments, net of tax of $(254)	—	—	—	456	456	—	456
Stock-based compensation expense	—	48,773	—	—	48,773	—	48,773
Repurchase of common stock	(1)	(40,957)	—	—	(40,958)	—	(40,958)
Tax (deficiency) from employee stock plans	—	(263)	—	—	(263)	—	(263)
Common stock issued under employee stock plans	2	23,856	—	—	23,858	—	23,858
Tax withholdings on vesting of restricted stock	—	(9,221)	—	—	(9,221)	—	(9,221)
Exercise of class B stock options	—	289	—	—	289	—	289
Balance at June 27, 2014	$103	$41,289	$1,614,544	$8,678	$1,664,614	$21,550	$1,686,164

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	June 26, 2015	June 27, 2014
Operating activities:
Net income including controlling interest	$136,325	$162,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,767	38,991
Stock-based compensation	50,822	48,773
Amortization of premium on investments	7,224	7,056
Excess tax benefit from exercise of stock options	(2,532)	(1,857)
Provision for doubtful accounts	(30)	625
Deferred income taxes	(15,088)	(9,936)
Other non-cash items affecting net income	1,928	2,455
Changes in operating assets and liabilities:
Accounts receivable	(9,317)	1,581
Inventories	5,238	2,654
Prepaid expenses and other assets	(6,179)	(1,801)
Accounts payable and other liabilities	(18,909)	17,033
Income taxes, net	18,290	11,830
Deferred revenue	7,158	(7,956)
Other non-current liabilities	420	162
Net cash provided by operating activities	226,117	271,968

Investing activities:
Purchase of investments	(357,096)	(303,350)
Proceeds from sales of investment securities	220,636	140,297
Proceeds from maturities of investment securities	117,545	105,602
Purchases of property, plant and equipment	(119,787)	(37,122)
Payments for business acquisitions, net of cash acquired	(93,516)	—
Purchase of intangible assets	(22,716)	(19,950)
Proceeds from sale of property, plant and equipment and assets held for sale	18	3,355
Change in restricted cash	223	(159)
Net cash used in investing activities	(254,693)	(111,327)

Financing activities:
Proceeds from issuance of common stock	28,057	24,147
Repurchase of common stock	(47,956)	(40,958)
Payment of cash dividend	(30,744)	—
Distribution to controlling interest	(5,628)	—
Excess tax benefit from the exercise of stock options	2,532	1,857
Shares repurchased for tax withholdings on vesting of restricted stock	(12,918)	(9,221)
Net cash used in financing activities	(66,657)	(24,175)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,371)	(766)
Net increase/(decrease) in cash and cash equivalents	(97,604)	135,700
Cash and cash equivalents at beginning of period	568,472	454,397
Cash and cash equivalents at end of period	$470,868	$590,097

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$39,509	$50,194

Non-cash investing and financing activities:
Change in property, plant and equipment purchased and unpaid at period-end	$29,839	$2,500
Purchase consideration payable for acquisition	$740	$—
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
The results for the fiscal quarter and year-to-date period ended June 26, 2015 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 25, 2015.
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
Use of Estimates
The preparation of our financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our unaudited interim condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include estimated selling prices for elements sold in ME revenue arrangements; valuation allowances for accounts receivable; carrying values of inventories and certain property, plant, and equipment, goodwill and intangible assets; fair values of investments; accrued liabilities including liabilities for unrecognized tax benefits, deferred income tax assets and liabilities and stock-based compensation. Actual results could differ from our estimates.
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 and 39 week periods ended June 26, 2015 and June 27, 2014. Our fiscal year ending September 25, 2015 (fiscal 2015) and our fiscal year ended September 26, 2014 (fiscal 2014) both consist of 52 weeks.

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
Standards Not Yet Effective
Revenue Recognition.  On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on October 1, 2018. Early adoption is permitted as of the original effective date of October 1, 2017. The standard permits the use of either the retrospective or a modified approach. We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.
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

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of June 26, 2015 and September 26, 2014 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

Accounts Receivable, Net	June 26, 2015	September 26, 2014
Trade accounts receivable	$97,644	$78,189
Accounts receivable from patent administration program customers	7,880	9,594
Accounts receivable, gross	105,524	87,783
Less: allowance for doubtful accounts	(1,603)	(1,615)
Total	$103,921	$86,168
Inventories

Inventories	June 26, 2015	September 26, 2014
Raw materials	$7,152	$1,013
Work in process	3,776	47
Finished goods	9,142	7,476
Total	$20,070	$8,536

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $1.7 million and $1.7 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of June 26, 2015 and September 26, 2014, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

Prepaid Expenses And Other Current Assets	June 26, 2015	September 26, 2014
Prepaid expenses	$15,410	$11,665
Other current assets	19,043	7,152
Income tax receivable	11,098	4,063
Total	$45,551	$22,880

During the fiscal quarter ended June 26, 2015, management committed to a plan to sell our current ownership interest of 37.5% in Dolby Properties, LLC., one of our jointly owned and consolidated affiliated entities in which our principal stockholder has a controlling interest. We determined that the criteria for our interests to be classified as held for sale have been met. All assets and liabilities of Dolby Properties, LLC, totaling $14.6 million and $1.7 million, respectively, are classified as current as at June 26, 2015. Current assets include PP&E with a net book value of $10.2 million. We estimate that we will execute the sale in the fourth quarter of fiscal 2015, subject to negotiation and completion of definitive documentation.
Accrued Liabilities

Accrued Liabilities	June 26, 2015	September 26, 2014
Accrued royalties	$1,965	$2,526
Amounts payable to patent administration program partners	43,564	43,438
Accrued compensation and benefits	61,353	71,677
Accrued professional fees	4,195	6,162
Other accrued liabilities	52,699	34,573
Total	$163,776	$158,376
Other accrued liabilities include the accrual for unpaid PP&E additions of $24.5 million and $8.7 million as of June 26, 2015 and September 26, 2014, respectively.
Other Non-Current Liabilities

Other Non-Current Liabilities	June 26, 2015	September 26, 2014
Supplemental retirement plan obligations	$2,515	$2,409
Non-current tax liabilities	57,513	30,715
Other liabilities	12,605	10,591
Total	$72,633	$43,715

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

The following tables summarize the unrealized gains and losses on our cash and investment portfolio and our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 26, 2015
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$453,796			$453,796
Cash equivalents:
Money market funds	16,117			16,117	16,117
Municipal debt securities	955			955		955
Cash and cash equivalents	470,868	—	—	470,868	16,117	955	—

Short-term investments:
Government bonds	2,000	4		2,004	2,004
Commercial paper	6,469	4		6,473		6,473
Corporate bonds	81,115	49	(31)	81,133		81,133
Municipal debt securities	76,116	107		76,223		76,223
Short-term investments	165,700	164	(31)	165,833	2,004	163,829	—

Long-term investments:
U.S. agency securities	2,999	1	(3)	2,997	2,997
Government bonds	24,520	2	(57)	24,465	24,465
Corporate bonds	184,947	105	(293)	184,759		184,759
Municipal debt securities	159,786	84	(230)	159,640		159,640
Other long-term investments (1)	1,637			1,637	1,131		506
Long-term investments	373,889	192	(583)	373,498	28,593	344,399	506

Total cash, cash equivalents, and investments	$1,010,457	$356	$(614)	$1,010,199	$46,714	$509,183	$506

Investments held in supplemental retirement plan:
Assets	2,613			2,613	2,613
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	2,613			2,613	2,613
Included in accrued liabilities & other non-current liabilities

Contingent consideration related to acquisition:
Liabilities	740			740			740
Included in accrued liabilities

(1)	Other long-term investments as of June 26, 2015 include a marketable equity security of $1.1 million and cost method investments of $0.5 million.

	September 26, 2014
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$564,745			$564,745
Cash equivalents:
Money market funds	1,727			1,727	1,727
Commercial paper	2,000			2,000		2,000
Cash and cash equivalents	568,472	—	—	568,472	1,727	2,000	—

Short-term investments:
U.S. agency securities	35,443	5	(3)	35,445	35,445
Commercial paper	21,788			21,788		21,788
Corporate bonds	56,106	81	(10)	56,177		56,177
Municipal debt securities	117,606	197	(5)	117,798		117,798
Short-term investments	230,943	283	(18)	231,208	35,445	195,763	—

Long-term investments:
U.S. agency securities	31,980	19	(6)	31,993	31,993
Corporate bonds	117,063	226	(80)	117,209		117,209
Municipal debt securities	146,337	326	(30)	146,633		146,633
Other long-term investments (1)	500			500			500
Long-term investments	295,880	571	(116)	296,335	31,993	263,842	500

Total cash, cash equivalents, and investments	$1,095,295	$854	$(134)	$1,096,015	$69,165	$461,605	$500

Investments held in supplemental retirement plan:
Assets	2,507			2,507	2,507
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	2,507			2,507	2,507
Included in accrued liabilities & other non-current liabilities

(1)	Other long-term investments as of September 26, 2014 include a cost method investment of $0.5 million.
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

Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our available-for-sale securities were primarily as a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those available-for-sale securities that were in an unrealized loss position as of June 26, 2015 and September 26, 2014 (in thousands):

	June 26, 2015		September 26, 2014
Investment Type	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)
U.S. agency securities	$2,997	$(3)	$31,930	$(9)
Government bonds	22,467	(57)	—	—
Corporate bonds	157,435	(324)	78,166	(90)
Municipal debt securities	106,249	(230)	55,979	(35)
Total	$289,148	$(614)	$166,075	$(134)

(1)	Our available-for-sale securities in an unrealized loss position were in such position for less than twelve months as of both June 26, 2015 and September 26, 2014.
Although we had certain securities that were in an unrealized loss position as of June 26, 2015, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at either June 26, 2015 or September 26, 2014 to represent an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within our investment portfolio based on stated maturities as of June 26, 2015 and September 26, 2014, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	June 26, 2015		September 26, 2014
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$177,544	$177,678	$232,944	$233,208
Due in 1 to 2 years	207,747	207,682	179,177	179,536
Due in 2 to 3 years	169,734	169,406	116,204	116,299
Total	$555,025	$554,766	$528,325	$529,043

5. Property, Plant & Equipment
Property, plant and equipment are recorded at cost, with depreciation expense included in cost of products, cost of services, R&D, S&M, and G&A expenses in our consolidated statements of operations. PP&E consist of the following (in thousands):

Property, Plant And Equipment	June 26, 2015	September 26, 2014
Land	$43,579	$45,842
Buildings and building improvements	218,682	61,712
Leasehold improvements	60,431	56,665
Machinery and equipment	60,469	47,639
Computer systems and software	129,802	108,225
Furniture and fixtures	24,766	13,540
Construction-in-progress	52,572	127,569
Property, plant and equipment, gross	590,301	461,192
Less: accumulated depreciation	(203,853)	(171,437)
Property, plant and equipment, net	$386,448	$289,755
Purchase Of Commercial Office Building In San Francisco, CA.    During fiscal 2012, we purchased an approximately 354,000 square foot commercial office property at 1275 Market Street in San Francisco, California for approximately $109.8 million. Based on a fair value analysis performed at the time of purchase, $35.5 million of the property's purchase price was allocated to the land and $74.3 million allocated to the building. Following our partial occupation of the building during the first quarter of fiscal 2015, we continue to make improvements with a view to fully occupying it as our new worldwide headquarters in the fourth quarter of fiscal 2015. As of September 26, 2014, construction-in-progress included both the book value of the building and costs for ongoing construction. As of June 26, 2015, construction-in-progress only included costs for ongoing construction.

6. Goodwill & Intangible Assets
Goodwill
We completed our annual goodwill impairment assessment in the fiscal quarter ended June 26, 2015 related to our consolidated goodwill balance of $312.5 million. We determined, after performing a qualitative review, that it is more likely than not that the fair value of our reporting units are substantially in excess of their respective carrying amounts. Accordingly, there was no indication of impairment, and the two-step goodwill impairment test was not required. We did not incur any goodwill impairment losses in either the fiscal year-to-date period ended June 26, 2015 or June 27, 2014.
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 26, 2014	$277,574
Acquired goodwill (1)	40,372
Translation adjustments	(5,492)
Balance at June 26, 2015	$312,454

(1)	Total acquired goodwill recorded during fiscal 2015 consists of $39.7 million from the acquisition of Doremi Labs and $0.7 million from an immaterial acquisition.
Intangible Assets
Intangible assets subject to amortization consist of the following (in thousands):

	June 26, 2015			September 26, 2014
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$158,782	$(71,465)	$87,317	$99,262	$(61,678)	$37,584
Customer relationships	56,934	(26,821)	30,113	30,717	(22,739)	7,978
Other intangibles	21,907	(21,611)	296	38,694	(20,556)	18,138
Total	$237,623	$(119,897)	$117,726	$168,673	$(104,973)	$63,700
During the fiscal quarter and year-to-date periods ending June 26, 2015, we purchased various patents and developed technology for cash consideration of approximately $16.3 million and $22.7 million, respectively. These intangible assets have a weighted-average useful life of 18 years. These acquisitions facilitate our R&D efforts, technologies and potential product offerings.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D and S&M expenses in our consolidated statements of operations. As of June 26, 2015, expected amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder Of 2015	$4,900
2016	17,758
2017	14,894
2018	9,986
2019	9,716
Thereafter	60,472
Total	$117,726

7. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.

Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At June 26, 2015, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At June 26, 2015, we had 51,903,757 shares of Class A common stock and 50,743,661 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
Stock Incentive Plans
2000 Stock Incentive Plan.    Effective October 2000, we adopted the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan, as amended, provided for the issuance of incentive and non-qualified stock options to our employees, directors, and consultants to purchase up to 15.1 million shares of Class B common stock. Under the terms of this plan, options became exercisable as established by the Board of Directors (ratably over four years), and expire ten years after the date of the grant. Options issued under the plan were made at their grant-date fair market value. Subsequent to fiscal 2005, no further options were granted under this plan. The 2000 Stock Incentive Plan terminated on October 1, 2010 and no shares of our common stock remained available for future issuance under that plan other than pursuant to outstanding options. As of June 26, 2015, there were no outstanding options to purchase shares of Class B common stock.
2005 Stock Plan.    In January 2005, our stockholders approved our 2005 Stock Plan, which our Board of Directors adopted in November 2004. The 2005 Stock Plan became effective on February 16, 2005, the day prior to the completion of our initial public offering. Our 2005 Stock Plan, as amended and restated, provides for the ability to grant ISOs, NQs, restricted stock, RSUs, SARs, deferred stock units, performance units, performance bonus awards and performance shares. A total of 38.0 million shares of our Class A common stock is authorized for issuance under the 2005 Stock Plan. For awards granted prior to February 2011, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as two shares for every one share returned. For those awards granted from February 2011 onward, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as 1.6 shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as 1.6 shares for every one share returned.
As of June 26, 2015, there were options outstanding to purchase 8.9 million shares of Class A common stock, of which 4.2 million were vested and exercisable. The options outstanding have a remaining weighted-average contractual life of 7.5 years.
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

The following table summarizes information about stock options issued under our 2000 Stock Incentive Plan and 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 26, 2014	7,611	$32.96
Grants	2,500	42.67
Exercises	(695)	28.12
Forfeitures and cancellations	(511)	36.41
Options outstanding at June 26, 2015	8,905	35.86	7.5	$52,352
Options vested and expected to vest at June 26, 2015	8,445	35.54	7.4	52,002
Options exercisable at June 26, 2015	4,167	$32.21	6.1	38,236

(1)	Aggregate intrinsic value is based on the closing price of our common stock on June 26, 2015 of $40.34 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs which vest based on the satisfaction of specific performance criteria, although no such awards have been granted as of June 26, 2015. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 26, 2014	2,903	$35.79
Granted	1,265	42.23
Vested	(890)	36.75
Forfeitures	(211)	31.62
Non-vested at June 26, 2015	3,067	$38.45
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
Dividend Yield.    The dividend yield is based on our anticipated quarterly dividend payout over the expected term of our option awards.
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Expected term (in years)	5.21	4.58	4.79	4.58
Risk-free interest rate	1.5%	1.5%	1.5%	1.4%
Expected stock price volatility	29.0%	31.5%	29.7%	32.0%
Dividend yield	1.0%	—%	0.9%	—%
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

The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Compensation Expense - By Type
Stock options	$5,501	$5,121	$17,513	$14,378
Restricted stock units	10,005	9,899	30,297	31,721
Employee stock purchase plan	807	946	3,012	2,674
Total stock-based compensation	16,313	15,966	50,822	48,773
Benefit from income taxes	(4,774)	(4,700)	(14,815)	(14,386)
Total stock-based compensation, net of tax	$11,539	$11,266	$36,007	$34,387
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Compensation Expense - By Classification
Cost of products	$241	$193	$711	$600
Cost of services	111	97	348	297
Research and development	4,261	4,476	14,473	13,672
Sales and marketing	6,405	5,764	17,890	17,121
General and administrative	5,295	5,436	17,400	17,083
Total stock-based compensation	16,313	15,966	50,822	48,773
Benefit from income taxes	(4,774)	(4,700)	(14,815)	(14,386)
Total stock-based compensation, net of tax	$11,539	$11,266	$36,007	$34,387
The tax benefit that we recognize from certain exercises of ISOs and shares issued under our ESPP are excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Tax benefit - stock option exercises & shares issued under ESPP	$121	$148	$308	$458
Unrecognized Compensation Expense.    At June 26, 2015, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $43.5 million, which is expected to be recognized over a weighted-average period of 2.5 years. At June 26, 2015, total unrecorded compensation expense associated with RSUs expected to vest was approximately $82.7 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of June 26, 2015 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Total	$1,100,000

Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of June 26, 2015, the remaining authorization to purchase additional shares is approximately $212.1 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2015:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 26, 2014	389,500	$16,953	$43.51
Q2 - Quarter ended March 27, 2015	390,000	15,411	39.47
Q3 - Quarter ended June 26, 2015	390,000	15,592	39.96
Total	1,169,500	$47,956

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend
In October 2014, our Board of Directors initiated a recurring quarterly dividend program for our stockholders. The following table summarizes the dividend payments made under the program:

Fiscal Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2014
Q4 - Quarter ended September 26, 2014	October 21, 2014	November 3, 2014	November 20, 2014	$0.10	$10.2 million

Fiscal 2015
Q1 - Quarter ended December 26, 2014	January 19, 2015	February 2, 2015	February 10, 2015	$0.10	$10.3 million
Q2 - Quarter ended March 27, 2015	April 20, 2015	May 4, 2015	May 12, 2015	$0.10	$10.3 million
Q3 - Quarter ended June 26, 2015	July 20, 2015	August 3, 2015	August 11, 2015	$0.10	$10.3 million (1)

(1)	The amount of the dividend payment is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended June 26, 2015			Fiscal Year-To-Date Ended June 26, 2015
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Balance, beginning of period	$1,170	$(8,702)	$(7,532)	$505	$2,509	$3,014
Other comprehensive income before reclassifications:
Unrealized gains/(losses) - investment securities	(787)		(787)	382		382
Foreign currency translation gains/(losses) (1)		1,058	1,058		(10,982)	(10,982)
Income tax effect - benefit/(expense) (2)	162	(188)	(26)	(165)	641	476
Net of tax	(625)	870	245	217	(10,341)	(10,124)
Amounts reclassified from AOCI into earnings:
Realized (gains) - investment securities (1)	(138)		(138)	(342)		(342)
Income tax effect - expense (2)	34		34	61		61
Net of tax	(104)	—	(104)	(281)	—	(281)
Net current-period other comprehensive income/(loss)	(729)	870	141	(64)	(10,341)	(10,405)
Balance, end of period	$441	$(7,832)	$(7,391)	$441	$(7,832)	$(7,391)

	Fiscal Quarter Ended June 27, 2014			Fiscal Year-To-Date Ended June 27, 2014
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Balance, beginning of period	$380	$8,314	$8,694	$203	$7,611	$7,814
Other comprehensive income before reclassifications:
Unrealized gains - investment securities	484		484	1,055		1,055
Foreign currency translation gains/(losses) (1)		(366)	(366)		401	401
Income tax effect - benefit/(expense) (2)	(173)	71	(102)	(377)	7	(370)
Net of tax	311	(295)	16	678	408	1,086
Amounts reclassified from AOCI into earnings:
Realized (gains) - investment securities (1)	(49)		(49)	(345)		(345)
Income tax effect - expense (2)	17		17	123		123
Net of tax	(32)	—	(32)	(222)	—	(222)
Net current-period other comprehensive income/(loss)	279	(295)	(16)	456	408	864
Balance, end of period	$659	$8,019	$8,678	$659	$8,019	$8,678

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
Potentially dilutive shares represent the hypothetical number of incremental shares issuable under the assumed exercise of outstanding stock options (both vested and non-vested), vesting of outstanding restricted stock units, and shares issued under our employee stock purchase plan. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options' exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive.
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

The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$35,506	$39,779	$134,837	$160,162

Denominator:
Weighted-average shares outstanding—basic	102,670	102,350	102,494	102,131
Potential common shares from options to purchase common stock	827	616	903	500
Potential common shares from restricted stock units	608	976	730	974
Weighted-average shares outstanding—diluted	104,105	103,942	104,127	103,605

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.35	$0.39	$1.32	$1.57
Diluted	$0.34	$0.38	$1.29	$1.55

Antidilutive awards excluded from calculation:
Stock options	4,617	3,563	3,962	3,915
Restricted stock units	10	184	6	1,756

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
Unrecognized Tax Benefit
As of June 26, 2015, the total amount of gross unrecognized tax benefits was $58.1 million, of which $47.0 million, if recognized, would reduce our effective tax rate. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Withholding taxes	$10,021	$12,022	$34,163	$35,120
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate increased from 22% in the third quarter of fiscal 2014 to 24% in the third quarter of fiscal 2015, which reflects an increase in our estimated fiscal 2015 tax provision due to reduced benefits from U.S. manufacturing tax incentives.
On a year-to-date basis, our effective tax rate remained unchanged from 25% in the fiscal year-to-date period ended June 27, 2014 compared to 25% in the fiscal year-to-date period ended June 26, 2015. The rate reflects a discrete benefit from federal R&D tax credits that were retroactively reinstated for the 2014 calendar year only, offset by reduced benefits from U.S. manufacturing tax incentives in fiscal 2015.

11. Restructuring
Fiscal 2014 Restructuring Plan.    In October 2013, we implemented a plan to reorganize and consolidate certain activities and positions within our global business infrastructure. As a result, we recorded $3.3 million in restructuring costs during fiscal 2014, representing severance and other related benefits offered to approximately 50 employees that were affected as a result of this action. The first quarter of fiscal 2015 marked the completion of activity under the Fiscal 2014 Restructuring Plan and the table below summarizes the changes in our accrued liability during the fiscal year-to-date period ended June 26, 2015 (in thousands).

Severance and associated costs
Balance at September 26, 2014	$146
Restructuring (credits)	(39)
Cash payments	(10)
Non-cash and other adjustments	(97)
Balance at June 26, 2015	$—
Accruals for restructuring charges are included within accrued liabilities in our consolidated balance sheets while restructuring charges/(credits) are included within restructuring charges/(credits) in our consolidated statements of operations.

12. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of June 26, 2015 (in thousands):

	Payments Due By Fiscal Period
	Remainder Of Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Naming rights	$—	$7,525	$7,619	$7,715	$7,811	$110,888	$141,558
Donation commitments	—	—	6,045	67	67	805	6,984
Operating leases	2,786	11,889	10,418	8,745	7,635	38,042	79,515
Purchase obligations	1,032	1,683	62	—	—	—	2,777
Total	$3,818	$21,097	$24,144	$16,527	$15,513	$149,735	$230,834
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

13. Acquisitions
Doremi Labs.
On October 31, 2014 ("acquisition date"), we completed our acquisition of all outstanding interests of Doremi Labs ("Doremi"), a privately held company. Doremi was a leading developer and manufacturer of digital cinema servers and the acquisition is expected to accelerate the delivery and deployment of innovative solutions to exhibitors. Doremi's operating results from the acquisition date through June 26, 2015 are included in our consolidated financial statements for the third quarter of fiscal 2015. However, these results did not have a material impact on our total consolidated revenues or net income for the period.
We acquired Doremi for cash consideration of $98.4 million, and up to an additional $20.0 million in contingent consideration that may be earned over a four-year period following the closing of the acquisition. We estimated the fair value of contingent consideration by applying a discounted and probability-weighted approach to potential shipments of specified products during the four years following the acquisition date. As of June 26, 2015, we have recorded $0.7 million as a contingent consideration liability that, along with cash paid to the sellers of $98.4 million in the first quarter of fiscal 2015, comprise the purchase price of $99.1 million.
We have accounted for the transaction under the acquisition method of accounting for business combinations. During the first quarter of fiscal 2015, we estimated the fair values of the net tangible and intangible assets acquired, and liabilities assumed as of the acquisition date. During the second quarter of fiscal 2015, and in connection with completing the purchase accounting, we recorded changes to the valuation of intangible assets of $4.6 million, reversed a receivable of $4.2 million related to the preliminary working capital adjustment to the purchase price, and recorded minor additional adjustments that collectively resulted in an increase to goodwill of $0.5 million. The measurement period associated with the acquisition was closed in the second quarter of fiscal 2015.
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

We incurred acquisition-related costs of $0.4 million during the fiscal quarter ended December 26, 2014 and none thereafter, and $1.7 million and $5.2 million during the fiscal quarter and year-to-date period ended June 27, 2014, respectively. These costs were included in G&A expenses in our consolidated statements of operations. Total acquisition-related costs of $5.9 million were incurred during fiscal 2014. We have not provided pro forma information since these results following the acquisition are not deemed significant.

14. Legal Matters
In December 2013, the Korean Fair Trade Commission (“KFTC”) initiated a review of the Company under Korean competition law. The KFTC has requested information relating to our business practices in Korea. We are cooperating with the KFTC as it conducts its review.
In March 2014, the National Development and Reform Commission of China (“NDRC”) initiated a review under the Chinese competition laws. In early May 2015, the NDRC confirmed that matters under review have been resolved on mutually agreeable terms. The Company currently is in discussions with the NDRC regarding implementation of these terms. The impact of these discussions remains uncertain.
We are involved in various legal proceedings that occasionally arise in the normal course of business. These can include claims of alleged infringement of intellectual property rights, commercial, employment and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period, including as a result of required changes to our licensing terms, monetary penalties and other potential consequences. However, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, any such amount is either immaterial, or it is not possible to provide an estimated amount of any such potential loss.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and are subject to risks and uncertainties, including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; market growth opportunities and trends; our plans, strategies and expected opportunities; future competition; our stock repurchase plan; and our dividend policy. Use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar expressions indicates a forward-looking statement. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to new developments or actual results.
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
On October 31, 2014, we completed our acquisition of Doremi Labs ("Doremi"), a privately held company. Doremi was a leading developer and manufacturer of digital cinema servers and the acquisition is expected to accelerate the delivery and deployment of innovative solutions to exhibitors. Doremi's cumulative operating results from the acquisition date are included in our consolidated financial statements for the fiscal year-to-date period ended June 26, 2015. However, these results did not have a material impact on our total consolidated revenues or net income for the period. Refer to Note 13 “Acquisitions” in our unaudited interim condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information regarding the acquisition.
Revenue Generation
The following table presents a summary of the composition of our revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Revenue	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Licensing	88%	92%	90%	92%
Products	10%	6%	8%	6%
Services	2%	2%	2%	2%
Total	100%	100%	100%	100%
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

	Fiscal Year-To-Date Ended
Revenue By Geographic Location	June 26, 2015	June 27, 2014
United States	29%	29%
International	71%	71%
Licensing
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014	Main Products Incorporating Our Technologies
Broadcast	46%	43%	43%	42%	Televisions & STBs
PC	18%	19%	17%	19%	Windows operating systems & DVD software players
Consumer Electronics	11%	14%	14%	15%	DVD and Blu-ray Disc devices, AVRs, & HTIBs
Mobile	13%	13%	13%	13%	Smartphones, tablets & other mobile devices
Other	12%	11%	13%	11%	Video game consoles, automobile entertainment & audio conferencing
Total	100%	100%	100%	100%
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
Patent Licensing Model.    We license our patents directly to manufacturers that use our intellectual property in their products. We also license our patents indirectly through patent pools which are arrangements between multiple patent owners to jointly offer and license pooled patents to licensees. Finally, we generate service fees for managing patent pools on behalf of third party patent owners through our wholly owned subsidiary, Via Licensing Corporation. The Via Licensing patent pools enable product manufacturers to efficiently and transparently secure patent licenses for audio coding, interactive television, digital radio and wireless technologies. Currently, most of Dolby's revenues earned from patent licensing relate to the licensing of AAC technologies.

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
As of June 26, 2015, we had approximately 4,800 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 970 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
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
The following table presents the composition of our products revenue for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Cinema	90%	87%	89%	86%
Broadcast	4%	11%	7%	10%
Other	6%	2%	4%	4%
Total	100%	100%	100%	100%
Services
We offer a broad array of services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment. The nature of these support services include current and next generation formats for Digital Cinema, Mastering and Distribution services. Our engineers assist in the integration and support of our technologies and products to create and reproduce both audio and imaging content. The specific areas in which their assistance is provided can involve equipment calibration, mixing room alignment, equalization, as well as color and light image calibration. Our engineers also provide equipment training, system and venue design consultation, as well as on-site technical expertise to cinema operators, film festivals, movie premieres, and trade shows throughout the world. These support services include movie premieres and special events at the Dolby Theatre® in Hollywood, California, and at state-of-the-art screening room facilities with Dolby Atmos, Dolby 3D, and high quality image projection in key creative markets.

OPPORTUNITIES, CHALLENGES, AND RISKS
We are focused on several key objectives including:
Developing New Growth Drivers
We continue to invest significant resources to develop technologies and successfully bring solutions to market.
Dolby Voice®
With outstanding fidelity, spatial perception, and background noise suppression, Dolby Voice is an audio conferencing solution that makes conference calls sound and feel like in-person meetings. Launched in the first quarter of fiscal 2014 in global partnership with BT®, a leading provider of audio and imaging conferencing systems, deployment of Dolby Voice continues with a growing base of customers. We created a Dolby Voice mobile application to extend the in-person experience to mobile devices, and we now offer the Dolby conference phone which further optimizes the Dolby Voice experience. In the prior quarter, BT began offering the BT MeetMe with Dolby Voice service integrated with Cisco WebEx® or Microsoft Lync®, both popular collaboration platforms. Ultimately, our success in this market will depend on our ability to differentiate this service on its technical merits, and gain customer adoption.

Dolby Vision™
In the second quarter of fiscal 2014, we introduced our imaging technology, Dolby Vision, which offers more realistic distinctions in color, brighter highlights and improved shadow details. The technology focuses on the image quality each pixel represents and is not entirely dependent on the number of pixels. In the second quarter of fiscal 2015, Vizio announced the first television with Dolby Vision, and we continue to work with TV OEMs and semiconductor manufacturers to bring more Dolby Vision TVs to the market. To support home distribution, Warner Bros. Entertainment Inc. announced that they plan to release movie titles mastered in Dolby Vision for viewing on televisions. Finally, and as part of the UHD Alliance, a coalition of companies of which we are a founding member, we are working to establish standards to support innovation in this and other video technologies, including HDR.
Dolby Cinema™
In the first quarter of fiscal 2015, we launched Dolby Cinema, a branded premium cinema offering for movie audiences that combines spectacular image and sound technologies with inspired design. In partnership with established cinema exhibitors, Dolby Cinema locations will be equipped with Dolby Vision laser projection and Dolby Atmos sound. The collaborations will include revenue-sharing arrangements with the exhibitors. Our first location for Dolby Cinema was in Europe. In the current quarter, we announced Dolby Cinema at AMC Prime, our first premium offering for movie audiences in the United States. By the end of summer, we plan to have Dolby Cinema at AMC Prime installed in ten AMC sites. The first sites will be installed at the highest grossing complexes in the country and will result in a fantastic platform to extend the Dolby Cinema program. Over time, we are looking to work together to deploy 100 Dolby Cinema at AMC Prime sites. In July 2015, we announced that we are partnering with Cineplexx ("Constantin Film Holding GmbH") to open six Dolby Cinema locations in Austria.
As part of our ongoing efforts to build a robust pipeline of theatrical content, several studios have released or announced plans for Dolby Vision theatrical titles for Dolby Cinema locations. These include The Walt Disney Studios, Pixar Animation Studios, Warner Bros. Entertainment Inc., Sony Corporation, Paramount Pictures, Universal Pictures, Twentieth Century Fox and Lionsgate Entertainment. We will continue to work with our partners to deliver the ultimate cinema experience.
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
Broadcast Market
Broadcast services that operate under bandwidth constraints, such as terrestrial broadcast or IPTV services, benefit from Dolby technologies. These technologies enable the delivery of high quality audio content at reduced bit rates, thereby conserving bandwidth. We derive significant revenue from licensing our technologies to OEMs of TVs and STBs since a high percentage of global sales of these products are shipped with our technologies, especially in North America and Europe. As emerging markets convert to digital television, we are well positioned to benefit from this transition. Our growth in these markets is dependent, in part, upon continued adoption of our technologies. To this end, we continue to develop, maintain and strengthen relationships across the broad spectrum of entertainment industry participants, professional organizations, and global standards-setting bodies. To the extent that we are unable to succeed in these efforts, incorporation of our technologies into these products may be impacted and future revenues may be adversely affected. Further, in emerging growth countries such as China, we face significant challenges enforcing our contractual and intellectual property rights. The understatement or failure by our licensees to report the shipment of products incorporating our technologies may adversely impact future revenues.

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
Expanding The Dolby Atmos Ecosystem
Dolby Atmos, the object-based sound technology for which there are now over twelve hundred screens installed or committed globally and more than 300 titles released or announced in this format, has been made available for the living room. Using Dolby Atmos-enabled hardware to customize soundtracks over a speaker array, we can deliver full Dolby Atmos playback by using either Blu-ray Disc media or streaming content services. To this end, several manufacturers have announced Dolby Atmos-compatible AVRs, pre-processors, HTIBs and speakers. In addition, we have worked with major studios to release and distribute movie titles in Dolby Atmos via streaming services and Blu-ray Disc, and will continue to work with content developers and distributors to expand entertainment selections using the Dolby Atmos format.
The Dolby Atmos sound experience has also been extended to the mobile market, as this technology was deployed on a mobile device for the first time in connection with the release of Amazon's Fire HDX 8.9 tablet in September 2014. It was since announced in March 2015 that Lenovo® would be including Dolby Atmos in the first smartphone, the A7000, as well as two of its new tablets. Expanding our presence in this ecosystem depends on several factors including market acceptance of Dolby Atmos for object-oriented audio entertainment in content creation, distribution and playback across various channels and devices.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis in our Fiscal 2014 Annual Report on Form 10-K filed with the SEC.

RESULTS OF OPERATIONS
For each line item included on our consolidated statement of operations, we have provided both quarter and year-to-date comparative analysis within this section. The "Quarter-To-Date: Q3'15 vs. Q3'14" analysis compares results from the fiscal quarter ended June 26, 2015 with those of the fiscal quarter ended June 27, 2014, while the "Year-To-Date: Q3'15 vs. Q3'14" analysis compares results from the fiscal year-to-date period ended June 26, 2015 with those from the fiscal year-to-date period ended June 27, 2014. The significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order according to the magnitude of their impact on the overall change.
Revenue and Gross Margin
Licensing
Licensing revenue consists of fees earned from licensing our technologies to customers who incorporate them into their products and services to enable and enhance audio, imaging and voice capabilities. The technologies that we license are either internally developed, acquired, or licensed from third parties. Our cost of licensing consists mainly of amortization of purchased intangible assets and intangible assets acquired in business combinations as well as third party royalty obligations paid to license intellectual property that we then sublicense to our customers.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Licensing	June 26, 2015	June 27, 2014	$	%	June 26, 2015	June 27, 2014	$	%
Revenue	$204,855	$205,625	$(770)	—%	$664,786	$669,901	$(5,115)	(1)%
Percentage of total revenue	88%	92%			90%	92%
Cost of licensing	1,347	4,389	(3,042)	(69)%	8,615	12,132	(3,517)	(29)%
Gross margin	203,508	201,236	2,272	1%	656,171	657,769	(1,598)	—%
Gross margin percentage	99%	98%			99%	98%

Quarter-To-Date: Q3'15 vs. Q3'14

Factor	Revenue		Gross Margin
Broadcast	á	Increase in backpayments and patent licensing, partially offset by a decrease in TV shipments that incorporate our technologies	ßà	Decreased primarily due to lower than expected royalty charges included in cost of licensing in the current quarter
CE	â	Lower net shipments of AVRs, DVD, Blu-ray, HTIBs, and other products that incorporate our technologies
PC	â	Lower ASPs resulting from product mix as fewer PCs included optical disc drives along with lower shipments, partially offset by an increase in back payments
Mobile	ßà	No significant fluctuations
Other	â	Lower revenues from Via Licensing patent pools and lower shipments of gaming consoles, offset by higher royalties from the automotive segment
Year-To-Date: Q3'15 vs. Q3'14

Factor	Revenue		Gross Margin
Other	á	Higher shipments of gaming consoles, higher automotive DVD shipments, and increased revenues from both Via Licensing patent pools and Dolby Voice	ßà	Decreased primarily due to lower than expected royalty charges included in cost of licensing in the current fiscal year to date
CE	â	Lower shipments of AVRs, DVD, Blu-ray, HTIB and other products that incorporate our technologies, partially offset by higher shipments of soundbars
PC	â	Lower ASPs from product mix as fewer PCs included optical disc drives along with lower shipments
Broadcast	á	Increase in patent licensing and from higher STB and TV shipments that incorporate our technologies, partially offset by a decrease in back payments received
Mobile	ßà	No significant fluctuations
Products
We generate revenue from the sale of audio and imaging products for the film production, cinema, and television broadcast industries. Cost of products consists primarily of the cost of materials related to products sold, applied labor and manufacturing overhead, and, to a lesser extent, amortization of certain intangible assets. Our cost of products also includes third party royalty obligations paid to license intellectual property that we include in our products.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Products	June 26, 2015	June 27, 2014	$	%	June 26, 2015	June 27, 2014	$	%
Revenue	$22,596	$12,971	$9,625	74%	$58,844	$45,638	$13,206	29%
Percentage of total revenue	10%	6%			8%	6%
Cost of products	20,027	10,860	9,167	84%	50,848	34,941	15,907	46%
Gross margin	2,569	2,111	458	22%	7,996	10,697	(2,701)	(25)%
Gross margin percentage	11%	16%			14%	23%

Quarter-To-Date: Q3'15 vs. Q3'14

Factor	Revenue		Gross Margin
Cinema	á	Higher sales of digital server products from our acquisition of Doremi Labs in fiscal 2015	â	Higher charges from excess and obsolete digital video inventory and higher manufacturing costs
Other	No significant fluctuations		â	Higher amortization on newly-acquired intangible assets (refer to footnote 13 for additional information)
Year-To-Date: Q3'15 vs. Q3'14

Factor	Revenue		Gross Margin
Cinema	á	Higher sales of digital server products from our acquisition of Doremi Labs in fiscal 2015, partially offset by lower shipments and lower ASPs of mature Dolby cinema audio products	â	Lower ASPs of mature Dolby cinema audio products in addition to higher charges from excess and obsolete digital video inventory and higher manufacturing costs
Other	No significant fluctuations		â	Higher amortization on newly-acquired intangible assets (refer to footnote 13 for additional information)
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Services	June 26, 2015	June 27, 2014	$	%	June 26, 2015	June 27, 2014	$	%
Revenue	$4,251	$4,754	$(503)	(11)%	$14,260	$17,680	$(3,420)	(19)%
Percentage of total revenue	2%	2%			2%	2%
Cost of services	3,506	3,620	(114)	(3)%	9,976	10,683	(707)	(7)%
Gross margin	745	1,134	(389)	(34)%	4,284	6,997	(2,713)	(39)%
Gross margin percentage	18%	24%			30%	40%

Quarter-To-Date: Q3'15 vs. Q3'14

Factor	Revenue		Gross Margin
Configuration & Post-Production	â	Lower film mastering and other services	â	Decrease correlates primarily to lower revenues
Support & Other	á	Higher support and maintenance services and warranties
Year-To-Date: Q3'15 vs. Q3'14

Factor	Revenue		Gross Margin
Configuration & Post-Production	â	Lower film mastering and other services	â	The prior year-to-date comparative period includes the recognition of previously deferred revenue with no associated COGS
Support & Other	á	Increase in revenue from support and maintenance services and warranties	á	Lower labor and other related costs
Operating Expenses
Research & Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	June 26, 2015	June 27, 2014	$	%	June 26, 2015	June 27, 2014	$	%
Research and development	$45,508	$46,786	$(1,278)	(3)%	$150,703	$136,047	$14,656	11%
Percentage of total revenue	20%	21%			20%	19%

Quarter-To-Date: Q3'15 vs. Q3'14

Category	Key Drivers
Technology & Communications	â	Benefit from a favorable resolution of a software license dispute
Compensation & Benefits	á	Higher employee headcount including personnel from the acquisition of Doremi Labs (refer to footnote 13 for additional information) and related expenses

Year-To-Date: Q3'15 vs. Q3'14

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount including personnel from the acquisition of Doremi Labs (refer to footnote 13 for additional information) and related expenses
Product Development	á	Higher costs related primarily to the funding of various research projects and initiatives aimed at developing new products and technologies
Depreciation & Amortization	á	Higher depreciation expense primarily from assets placed into service

Sales & Marketing
S&M expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, marketing and promotional expenses particularly for events such as trade shows and conferences, travel-related expenses for our sales and marketing personnel, consulting fees, facilities costs, depreciation and amortization, and information technology expenses.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	June 26, 2015	June 27, 2014	$	%	June 26, 2015	June 27, 2014	$	%
Sales and marketing	$70,782	$63,602	$7,180	11%	$204,740	$188,809	$15,931	8%
Percentage of total revenue	31%	29%			28%	26%

Quarter-To-Date: Q3'15 vs. Q3'14

Category	Key Drivers
Marketing Programs	á	Higher costs associated with industry trade shows and other marketing events
Depreciation & Amortization	á	Higher depreciation expense primarily from amortization on newly-acquired intangible assets (refer to footnote 13 for additional information) recorded and from assets placed into service
Compensation & Benefits	á	Higher employee headcount including personnel from the acquisition of Doremi Labs (refer to footnote 13 for additional information)

Year-To-Date: Q3'15 vs. Q3'14

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount including personnel from the acquisition of Doremi Labs (refer to footnote 13 for additional information), and higher variable compensation costs
Depreciation & Amortization	á	Higher depreciation expense primarily from amortization on newly-acquired intangible assets (refer to footnote 13 for additional information) recorded and from assets placed into service
Marketing Programs	á	Higher costs associated with industry trade shows and other marketing events
Legal, Professional & Consulting Fees	â	Lower consulting and other costs relative to the prior comparative period, partially offset by higher professional fees for intellectual property related activities

General & Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	June 26, 2015	June 27, 2014	$	%	June 26, 2015	June 27, 2014	$	%
General and administrative	$45,587	$44,205	$1,382	3%	$135,956	$132,570	$3,386	3%
Percentage of total revenue	20%	20%			18%	18%

Quarter-To-Date: Q3'15 vs. Q3'14

Category	Key Drivers
Depreciation & Amortization	á	Higher depreciation expense primarily from assets placed into service including the partial occupation of our new worldwide headquarters
Compensation & Benefits	á	Higher employee headcount
Legal, Professional & Consulting Fees	â	Lower costs incurred in connection with our acquisition of Doremi Labs relative to the prior comparative period along with a decrease in costs associated with patent filings and other legal activities

Year-To-Date: Q3'15 vs. Q3'14

Category	Key Drivers
Legal, Professional & Consulting Fees	â	Lower costs incurred in connection with our acquisition of Doremi Labs relative to the prior comparative period along with a decrease in costs associated with patent filings and other legal activities
Depreciation & Amortization	á	Higher depreciation expense primarily from assets placed into service including the partial occupation of our new worldwide headquarters
Compensation & Benefits	á	Higher employee headcount

Restructuring

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	June 26, 2015	June 27, 2014	$	%	June 26, 2015	June 27, 2014	$	%
Restructuring	$—	$(688)	$688	(100)%	$(39)	$2,613	$(2,652)	(101)%
Percentage of total revenue	—%	—%			—%	—%
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Other Income/Expense	June 26, 2015	June 27, 2014	$	%	June 26, 2015	June 27, 2014	$	%
Interest income	$1,453	$959	$494	52%	$3,444	$2,533	$911	36%
Interest expense	(69)	(251)	182	(73)%	(115)	(456)	341	(75)%
Other income/(expense), net	1,049	530	519	98%	1,159	(2,064)	3,223	(156)%
Total	$2,433	$1,238	$1,195	97%	$4,488	$13	$4,475	34,423%

Quarter-To-Date: Q3'15 vs. Q3'14

Category	Key Drivers
Interest Income	á	Increase due to higher overall investment balances and higher yields during the current fiscal period relative to the prior comparative period
Other Income/Expense	á	Increase in other income due to amounts related to a governmental grant, partially offset by increase in other expense due to higher net losses attributed to foreign exchange rate fluctuations

Year-To-Date: Q3'15 vs. Q3'14

Category	Key Drivers
Other Expense	á
Decrease in other expense as the prior fiscal comparative period included a $3M impairment charge recorded on a cost method investment, partially offset by higher net losses attributed to foreign exchange rate fluctuations

Interest Income	á	Increase due to higher overall investment balances and higher yields during the current fiscal period relative to the prior comparative period
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Provision for income taxes	$(11,522)	$(11,251)	$(45,254)	$(53,079)
Effective tax rate	24%	22%	25%	25%

Quarter-To-Date: Q3'15 vs. Q3'14

Factor	Impact On Effective Tax Rate
U.S. Manufacturing Tax Incentives	á	Increase in the effective rate attributed to reduced benefits from U.S. manufacturing tax incentives

Year-To-Date: Q3'15 vs. Q3'14

Factor	Impact On Effective Tax Rate
Federal R&D Credits	â	Increase in discrete benefits from federal R&D credits that were retroactively reinstated for the 2014 calendar year
U.S. Manufacturing Tax Incentives	á	Reduced benefits attributed to reduced benefits from U.S. manufacturing tax incentives

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of June 26, 2015, we had cash and cash equivalents of $470.9 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $539.3 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities.
Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of June 26, 2015, approximately $521 million, or 52%, was held by our foreign subsidiaries. This represented a $104 million increase from the $417 million that was held by our foreign subsidiaries as of September 26, 2014. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less the applicable foreign tax credits.

	June 26, 2015	September 26, 2014
	(in thousands)
Cash and cash equivalents	$470,868	$568,472
Short-term investments	165,833	231,208
Long-term investments	373,498	296,335
Accounts receivable, net	103,921	86,168
Accounts payable and accrued liabilities	191,342	174,274
Working capital (1)	686,171	816,481

(1)	Working capital consists of total current assets less total current liabilities.
Capital Expenditures and Uses of Capital
Our capital expenditures consist of purchases of land, building, building fixtures, laboratory equipment, office equipment, computer hardware and software, leasehold improvements, and production and test equipment. We continue to invest in sales and marketing and R&D that contribute to the overall growth of our business and technological innovation. In fiscal 2012, we used existing cash to purchase commercial office property in San Francisco, California for $109.8 million, and have since made substantial improvements to the building to prepare it for its intended use as our new worldwide headquarters. At the beginning of fiscal 2015, the first phase of construction was completed when we occupied a portion of the building and we anticipate that we will complete the work necessary for the transition of remaining personnel in the fourth quarter.
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
Operating Activities

	Fiscal Year-To-Date Ended
	June 26, 2015	June 27, 2014
Net cash provided by operating activities	$226,117	$271,968
Net cash provided by operating activities decreased $45.9 million in the fiscal year-to-date period ended June 26, 2015 as compared to the fiscal year-to-date period ended June 27, 2014, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	â	Increase in operating expenses including depreciation as total revenues remained relatively flat relative to the prior comparable period
Working capital	â
Net overall decrease attributed to an increase in accounts receivable resulting from timing differences, partially offset by an increase in accounts payable and accrued liabilities due to the timing of outbound payments made during the current period

Investing Activities

	Fiscal Year-To-Date Ended
	June 26, 2015	June 27, 2014
Net cash used in investing activities	$(254,693)	$(111,327)
Capital expenditures	(119,787)	(37,122)
Net cash used in investing activities was higher by $143.4 million in the fiscal year-to-date period ended June 26, 2015 as compared to the fiscal year-to-date period ended June 27, 2014, primarily due to the following:

Factor	Impact On Cash Flows
Business combinations	â	Cash outflows during fiscal 2015 relating to the acquisition of Doremi Labs
Proceeds from sales & maturities of investments	á	Higher cash inflows from sales & maturities of marketable securities
Capital expenditures	â	Increased investments in PP&E including improvements for our new worldwide headquarters at 1275 Market Street in San Francisco, CA
Purchase of investments	â	Higher cash outflows from purchases of marketable securities
Financing Activities

	Fiscal Year-To-Date Ended
	June 26, 2015	June 27, 2014
Net cash used in financing activities	$(66,657)	$(24,175)
Repurchase of common stock	(47,956)	(40,958)

Net cash used in financing activities was $42.5 million higher in the fiscal year-to-date period ended June 26, 2015 as compared to the fiscal year-to-date period ended June 27, 2014, primarily due to the following:

Factor	Impact On Cash Flows
Dividend payments	â	Cash dividend payments made to common stockholders in the current fiscal period as no similar payments occurred during the prior comparative period
Share repurchases	â	Higher cash outflows for a higher volume of common stock repurchases
Partnership distribution	â	Distributions to our controlling interest for accumulated commercial property leasing fees in fiscal 2015 while no distributions were made in the prior comparative period
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of June 26, 2015, we had cash and cash equivalents of $470.9 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $539.3 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At June 26, 2015, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately seventeen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of June 26, 2015, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $6.6 million and $3.3 million, respectively.
Foreign Currency Exchange Risk
We maintain business operations in foreign countries, most significantly in the United Kingdom, Australia, China, Germany, Poland and the Netherlands. Additionally, a growing portion of our business is conducted outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar, most notably:

•	Australian Dollar

•	British Pound

•	Chinese Yuan

•	Euro

•	Indian Rupee

•	Japanese Yen

•	Korean Won

•	Polish Zloty

•	Russian Ruble

•	Swedish Krona
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
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of June 26, 2015 and September 26, 2014, the outstanding derivative instruments had maturities of 33 days or less and the total notional amounts of outstanding contracts were $21.0 million and $22.9 million, respectively. The fair values of these contracts were nominal as of June 26, 2015 and September 26, 2014, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of June 26, 2015. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $1.1 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $1.1 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
Because PC OEMs are required to pay us a higher per-unit royalty for Windows 8 and Windows 10 PCs that include optical disc playback functionality than Windows 8 or Windows 10 PCs that do not include such functionality, the continued decreasing inclusion of optical disc drives in Windows 8 or Windows 10 PCs will result in lower per-unit royalties;

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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of June 26, 2015, we had approximately 4,800 issued patents in addition to approximately 3,000 pending patent applications in more than 70 jurisdictions throughout the world. Our currently issued patents expire at various times through April 2039.
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
Unauthorized Use of Our Intellectual Property. We have often experienced, and expect to continue to experience, problems with non-licensee OEMs and software vendors, particularly in China and other emerging economies, incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. Manufacturers of integrated circuits, or ICs, containing our technologies occasionally sell these ICs to third parties who are not our system licensees. These sales, and the failure of such manufacturers to report the sales, facilitate the unauthorized use of our intellectual property. As emerging economies transition from analog to digital content, such as the transition from analog to digital broadcast, we expect to experience increased problems with this form of piracy.
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
In Note 14 "Legal Matters," we describe reviews by government regulators in Korea and China pursuant to their competition laws. Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for intellectual property. Because these jurisdictions have only recently implemented competition laws, their enforcement activities are unpredictable. Furthermore, the Company currently is in discussions with the NDRC regarding implementation of our recent agreement relating to its inquiry. The impact of these discussions remains uncertain.
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

STOCK-RELATED ISSUES
Controlling Stockholder. At June 26, 2015, the Dolby family and their affiliates owned 1,308,250 shares of our Class A common stock and 50,627,075 shares of our Class B common stock. As of June 26, 2015, the Dolby family and their affiliates had voting power of approximately 99.8% of our outstanding Class B common stock, which in the aggregate represented approximately 90.9% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
As of the beginning of the third quarter of fiscal 2015, all shares of our Class B common stock awarded under our 2000 Stock Incentive Plan had been issued to employees, officers, and directors upon the exercise of the underlying options. As of June 26, 2015, there are no remaining outstanding options to purchase shares of Class B common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, and $200.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, and October 23, 2014, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate. The following table provides information regarding our share repurchases made under program during the third quarter of fiscal 2015:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
March 28, 2015 - April 24, 2015	—	$—	—	$227.7 million
April 25, 2015 - May 22, 2015	153,000	40.06	153,000	$221.6 million
May 23, 2015 - June 26, 2015	237,000	39.90	237,000	$212.1 million
Total	390,000		390,000

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS‡	XBRL Instance Document				X
101.SCH‡	XBRL Taxonomy Extension Schema Document				X
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF‡	XBRL Extension Definition				X
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 30, 2015

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)