Form 10-K
period 2015-09-25
Dolby Laboratories, Inc.
filed 2015-11-24
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 25, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              To
Commission File Number: 001-32431
DOLBY LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		90-0199783
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1275 Market Street San Francisco, CA	94103-1410	(415) 558-0200
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Class A common stock, $0.001 par value	The New York Stock Exchange
(Title of class)	(Name of each exchange on which registered)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 27, 2015 was $1.1 billion. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding at March 27, 2015. This calculation does not reflect a determination that such persons are affiliates for any other purposes. On October 30, 2015, the registrant had 51,635,498 shares of Class A common stock, par value $0.001 per share, and 49,215,750 shares of Class B common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 25, 2015. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

DOLBY LABORATORIES, INC.
FORM 10-K

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report.

Abbreviation	Term
AAC	Advanced Audio Coding
AOCI	Accumulated Other Comprehensive Income
APIC	Additional-Paid In-Capital
ASP	Average Selling Price
ASU	Accounting Standards Update
ATSC	Advanced Television Systems Committee
AVR	Audio/Video Receiver
CODM	Chief Operating Decision-Maker
COGS	Cost Of Goods Sold
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DCI	Digital Cinema Initiative
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVB	Digital Video Broadcasting
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General & Administrative
GAAP	Generally Accepted Accounting Principles
HDR	High Dynamic Range
HDTV	High Definition Television
HE AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
HFR	High Frame Rate
HTIB	Home Theater In-A-Box
IC	Integrated Circuit
IMB	Integrated Media Block
IPO	Initial Public Offering
IPTV	Internet Protocol Television
ISO	Incentive Stock Option
ISV	Independent Software Vendor
IT	Information Technology
LCD	Liquid Crystal Display
LP	Limited Partner/Partnership
ME	Multiple Element
NATO	North American Theatre Owners
NOL	Net Operating Loss
NQ	Non-Qualified/Non-Statutory Stock Option
OCI	Other Comprehensive Income
ODD	Optical Disc Drive
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant And Equipment
R&D	Research & Development
RSU	Restricted Stock Unit
S&M	Sales & Marketing
SAR	Stock Appreciation Rights
SERP	Supplemental Executive Retirement Plan
SoC	System-On-A-Chip
STB	Set-Top Box
TAM	Total Available Market
TPE	Third Party Evidence
UHD	Ultra High Definition
U.S. GAAP	Generally Accepted Accounting Principles In The United States
VSOE	Vendor Specific Objective Evidence

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

PART I
ITEM 1. BUSINESS
OVERVIEW
Dolby Laboratories creates audio, imaging, and voice technologies that transform entertainment and communications at the cinema, at home, at work and on mobile devices. Founded in 1965, our core strengths stem from expertise in digital signal processing and compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multichannel and object-oriented sound for cinema, digital television transmissions and devices, OTT video services, and DVD and Blu-ray discs and devices. More recently, our technologies have played a prominent role in the development of the next generation of audio technologies for the cinema, home entertainment, mobile and gaming experiences. Today, we derive the majority of our revenue from licensing our audio technologies. We also provide products and services that enable content creators and distributors to produce, encode, transmit and playback content for superior consumer experiences. We are also developing new applications, most recently for voice conferencing, as well as imaging solutions that enable HDR picture quality in televisions and cinemas.
On October 31, 2014, we completed our acquisition of Doremi Technologies LLC ("Doremi"), a privately held company, and certain assets related to the business of Doremi from Doremi Labs, Inc. and Highlands Technologies SAS. Doremi was a leading developer and manufacturer of digital cinema servers and the acquisition is expected to accelerate the delivery and deployment of innovative solutions to exhibitors. Doremi's cumulative operating results from the acquisition date are included in our consolidated financial statements for the fiscal year ended September 25, 2015. These results did not have a material impact on our total consolidated revenues or net income for the period. Refer to Note 13 “Acquisitions” to our consolidated financial statements for additional information regarding the acquisition.
OUR STRATEGY
Key elements of our strategy include:
Advancing the Science of Sight and Sound. We apply our understanding of the human senses, and audio and imaging engineering to develop technologies aimed at improving how people experience and interact with their communications and entertainment content.
Providing Creative Solutions. We promote the use of our solutions as creative tools, and provide our products, services and technologies to filmmakers, sound mixers and other production teams in their creative processes. Our tools help showcase the quality and impact of their efforts and intent, and this may generate market demand.
Delivering Superior Experiences. Our technologies and solutions optimize playback and communications so that users may enjoy sound and sight in Dolby, a more rich, clear, and immersive experience.
REVENUE GENERATION
The following table presents a summary of the composition of our revenues for all periods presented:

	Fiscal Year Ended
Revenue	September 25, 2015	September 26, 2014	September 27, 2013
Licensing	89%	92%	89%
Products	9%	6%	9%
Services	2%	2%	2%
Total	100%	100%	100%
We license our technologies in 50 countries, and our licensees distribute products that incorporate our technologies throughout the world. As shown in the table below, we generate a significant portion of our revenue from outside the United States. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed.

	Fiscal Year Ended
Revenue By Geographic Location	September 25, 2015	September 26, 2014	September 27, 2013
United States	29%	33%	28%
International	71%	67%	72%
Licensing
We license our technologies to a broad range of customers who incorporate them into their products for enhanced audio and imaging functionality. These products cover a wide range of end-user experiences whether it be at home, at work, on mobile devices, or at the cinema. We have active licensing arrangements with approximately 550 electronics product OEMs and software developer licensees.
We offer a broad array of technologies that are used for numerous applications. However, our key technologies are as follows:

Technology	Description
Dolby Digital Plus (DD+)	An advanced digital audio coding technology that offers efficient audio transmission of premium audio for a wide range of media applications such as DTV, mobile, and Internet-based services
Dolby Digital (DD)	A digital audio coding technology that provides multichannel sound in the home from DVDs, digital terrestrial broadcast, cable, and satellite systems
AAC & HE-AAC	High quality audio coding technologies used for broadcast, download and streaming content
Dolby® TrueHD	A lossless audio coding technology that enables content providers to include premium audio for Blu-ray Disc and streaming services without using excessive storage capacity
Dolby Atmos®
An object-oriented audio technology for home theaters, device speakers, and headphones that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. The Dolby Atmos experience can be provided via multiple Dolby audio coding technologies

Dolby® AC-4
A next-generation digital audio coding system that addresses the current and future needs of broadcast and streaming entertainment services. Dolby AC-4 provides the greatest efficiency in delivering new experiences to every playback device

Dolby Voice®	An audio conferencing technology with superior spatial perception, voice clarity and background noise reduction that emulates the in-person meeting experience
Dolby Vision™	Dolby Vision is an imaging technology that offers more realistic distinctions in color, brighter highlights, and improved shadow details for cinema, DTV, and other consumer devices
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Year Ended
Market	September 25, 2015	September 26, 2014	September 27, 2013	Main Products Incorporating Our Technologies
Broadcast	44%	43%	37%	Televisions & STBs
PC	17%	19%	24%	Windows and Apple operating systems
Consumer Electronics	14%	15%	16%	DVD and Blu-ray Disc devices, AVRs, DMAs, HTIBs & Soundbars
Mobile	13%	13%	12%	Smartphones, tablets & other mobile devices
Other	12%	10%	11%	Video game consoles, automobile entertainment & audio conferencing
Total	100%	100%	100%
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
Integrated Licensing Model.    We also license our technologies to software operating system vendors and ISVs, and to certain other OEMs that act as combined implementation and system licensees. These licensees incorporate our technologies in their software used on PCs, in mobile applications, or in ICs they manufacture and incorporate into their products. As with the two-tier licensing model, the combined implementation and system licensee pays us an initial licensing fee in addition to royalties as determined by the mix of Dolby technologies used, the nature of the implementations, and the volume of products incorporating our technologies that are shipped, and is subject to the same quality control evaluation process.

Patent Licensing Model.    We license our patents directly to manufacturers that use our intellectual property in their products. We also license our patents indirectly through patent pools which are arrangements between multiple patent owners to jointly offer and license pooled patents to licensees. Finally, we generate service fees for managing patent pools on behalf of third party patent owners through our wholly-owned subsidiary, Via Licensing Corporation. The Via Licensing patent pools enable product manufacturers to efficiently and transparently secure patent licenses for audio coding, interactive television, digital radio and wireless technologies. Currently, most of our revenues earned from patent licensing relate to the licensing of AAC technologies.
Settlements & Back Payments From Licensees.   Due to ongoing collection efforts, licensing revenue recognized in any given quarter may include back payments and/or settlements with licensees. Such collections have become a recurring element of our business which we cannot predict with certainty. Within the Results of Operations section of Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", settlements and back payments are collectively referred to as "recoveries."
Products
We design and manufacture audio and imaging products for the film production, cinema, television, broadcast, and entertainment industries. Distributed in over 70 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback.
The following table presents the composition of our products revenue for all periods presented:

	Fiscal Year Ended
Market	September 25, 2015	September 26, 2014	September 27, 2013
Cinema	89%	86%	87%
Broadcast	6%	10%	9%
Other	5%	4%	4%
Total	100%	100%	100%
Products revenue is derived primarily from sales of the following:

Product	Description
Digital Cinema Servers
Our Digital Cinema Server products are used to load, store, decrypt, decode and watermark digital film files for presentation on digital cinema projectors. We also provide products that encrypt, encode and package digital film data for distribution

Dolby Cinema Audio Products
Our Cinema Processors decode and render digital cinema soundtracks including those using Dolby Atmos. We also provide products that author, encrypt, encode and package Dolby Atmos sound tracks. Dolby Atmos is an object-oriented audio platform enabling precision and flexibility in sound placement and movement to create the most natural and realistic experience in a cinema environment

Other Products
Broadcast hardware and software used to encode, transmit, and decode multiple channels of high quality audio for DTV and HDTV distribution, Dolby Voice conference phones, monitors, and 3-D glasses and kits

Services
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
As of September 25, 2015, we had approximately 5,100 issued patents in addition to approximately 3,200 pending patent applications in more than 70 jurisdictions throughout the world. Our currently issued patents expire at various times through April 2040.
Some of our patents relating to Dolby Digital technologies, from which we derive a significant, but declining portion of our licensing revenue, have expired and others will expire over the next several years. The primary products where Dolby Digital is widely used include DVD players (but not Blu-ray players), TVs, and STBs. We have transitioned a number of our Dolby Digital licensees to Dolby Digital Plus technologies, an extension of our Dolby Digital technologies, whose patents generally expire later than the Dolby Digital patents. We are continuing to make progress in transitioning other Dolby Digital licensees to Dolby Digital Plus, technologies from which we derive the majority of our licensing revenue.
We pursue a general practice of filing patent applications for our technologies in the U.S. and foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations. We have multiple patents covering aspects and improvements for many of our technologies.
We have approximately 990 trademark registrations throughout the world for a variety of word marks, logos, and slogans. Our trademarks cover our various products, technologies, improvements, and features, as well as the services that we provide. These trademarks are an integral part of our technology licensing program, and licensees typically elect to place our trademarks on their products to inform consumers that their products incorporate our technology and meet our quality specifications.
We protect our intellectual property rights both domestically and internationally. From time to time, we experience problems with OEMs of consumer entertainment products in emerging economies. OEMs have failed to report or have underreported shipments of their products that incorporate our technologies. We have also had problems with implementation licensees selling ICs with our technologies to third parties that are not system licensees. We anticipate that such problems will continue to occur. We have taken steps in the past to enforce our intellectual property rights and expect to do so in the future.
Moreover, we have relatively few or no issued patents in certain countries. For example, in China, Taiwan, and India, we have only limited patent protection for our Dolby Digital technologies. Consequently, we may realize less revenue for Dolby Digital from those regions in the future. Maintaining or growing our licensing revenue in developing countries such as China, Taiwan, and India will depend in part, on our ability to obtain patent rights in these countries, which is uncertain. Further, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is uncertain.
INDUSTRY STANDARDS
Selected Dolby technologies have been adopted as the explicit or de-facto industry standard for broadcast and online delivery in various markets. Explicit industry standards are adopted through a standardization process whereby government entities, industry standards-setting bodies, trade associations, and others evaluate and then prescribe the use of a technology. For example, as global broadcast standards for digital television and HD television have developed, Dolby audio technologies have been adopted in various regions of the world, highlights of which are as follows:

•	Dolby Digital is mandated for multiple regions including North America and South Korea.

•
Developing digital television markets across sub-Saharan Africa, South-East Asia and India have required Dolby Digital Plus in their digital terrestrial television specifications. Dolby Digital Plus and HE-AAC are mandated across many countries including France, Italy, the United Kingdom, Sweden, Germany, and Russia for terrestrial broadcast.

•	Dolby Digital Plus is the de-facto technology used by a wide range of pay-TV operators and streaming services worldwide.

•	China has selected Dolby Digital and Dolby Digital Plus as optional technologies for the country’s digital terrestrial television specification.
We participate in a broad spectrum of organizations and industry standards bodies worldwide that establish explicit industry standards. In addition, Dolby technologies have become de facto industry standards in many consumer entertainment products. De facto industry standards are adopted by industry participants when technologies are introduced to the marketplace and become widely used. For example, prior to the adoption of HD terrestrial broadcast standards mandating Dolby technologies, many European HD broadcasters began broadcasting in Dolby Digital or Dolby Digital Plus, leading OEMs to include these technologies in their televisions and STBs for the European market.
RESEARCH AND DEVELOPMENT
We conduct R&D activities at numerous locations both in the United States and internationally. Dolby’s history of producing innovative technology has created many forms of intellectual property. When licensed from us, this intellectual property generates revenue that enables further innovation.
We have historically focused the majority of our R&D resources on audio technologies. In recent years, we have expanded our efforts to identify and develop new technologies. Beyond the strong audio platform we have created, we announced two new platforms during fiscal 2014 - Voice and Imaging. Each of these platforms can support many offerings and we anticipate bringing new products to market using these platforms in the future.
R&D expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Research & Development	$201,324	$183,128	$168,746
PRODUCT MANUFACTURING
Our product quality is enabled through the use of well-established, and in some cases, highly automated, assembly processes along with rigorous testing of our products. Although we have some manufacturing facilities, we rely primarily upon contract manufacturers for the majority of our production capacity. We purchase components and fabricated parts from multiple suppliers; however, we rely on sole source suppliers for certain components used to manufacture our products. We source components and fabricated parts both locally and globally.
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
We maintain more than twenty sales offices in key regions around the globe. S&M expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Sales & Marketing	$279,174	$252,647	$231,103

CUSTOMERS
We license our technologies to a broad set of customers that operate in a wide range of industries, and we sell our professional products either directly to the end user or, more commonly, through dealers and distributors. Users of our professional products and services include film studios, content creators, post-production facilities, cinema operators, broadcasters, and video game designers.
Samsung is one of our licensees and accounted for approximately 12%, 11% and 12% of our total revenue in fiscal 2015, 2014 and 2013, respectively, and consisted primarily of licensing revenue from our mobile and broadcast markets.
COMPETITION
The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors in our respective fields include:

Licensed Technologies	Products	Services
Audyssey Laboratories, Inc.	Barco NV	Deluxe Entertainment Services Group Inc.
DTS, Inc.	GDC Technology Limited	DTS, Inc.
Fraunhofer Institut Integrierte Schaltungen	IMAX Corporation	Sony Corporation
Koninklijke Philips Electronics NV	MasterImage 3D, Inc.	Technicolor
Technicolor	NEC Corporation
Thomson Video Networks	Qube Cinema, Inc.
Samsung	QSC Audio Products, LLC
Sony Corporation	RealD, Inc.
Waves Audio Ltd.	Sony Corporation
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
We believe we compete favorably with respect to many of these factors. Our products and services span the audio and imaging sectors of several distinct and diverse industries, including the cinema, broadcasting, visual, gaming, communications and recording industries. The lack of clear definition of the markets in which our products, services, and technologies are sold or licensed, the nature of our technologies, their potential use for various commercial applications, and the diverse nature of and lack of detailed reporting by our competitors, make it impracticable to quantify our position.

EMPLOYEES
As of September 25, 2015, we had 1,867 employees worldwide, of which 714 employees were based outside of the U.S. None of our employees are subject to a collective bargaining agreement.
CORPORATE AND AVAILABLE INFORMATION
We were founded in London, England in 1965 and incorporated in the State of New York in 1967. We reincorporated in California in 1976 and reincorporated in Delaware in September 2004. Until October 2015, our principal corporate offices had been located at 100 Potrero Avenue, San Francisco, California 94103. Beginning in October 2015, our principal corporate offices are now located at 1275 Market Street, San Francisco, California 94103. Our telephone number is (415) 558-0200.
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
Mobile Industry Risks. Successful penetration of the mobile device market is important to our future growth. The mobile device market, particularly smartphones and tablets, is characterized by rapidly changing market conditions, frequent product introductions and intense competition based on features and price. Our Dolby Digital and DD+ technologies are not mandated as an industry standard for mobile devices. We must continually convince mobile device OEMs and end users of mobile devices of the value of our technologies. With shorter product lifecycles, it is easier for mobile device OEMs to add or remove our technologies from mobile devices than it was for PC OEMs.
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
Maturity of Digital Cinema Market. The industry transition to digital cinema is essentially complete, and the demand for new digital cinema screens has dropped significantly, leading to lower sales volumes of our cinema products. Future cinema product growth depends on a number of factors, including new theater construction, the introduction of new technologies, such as Dolby Atmos and Dolby Vision, our successful integration of Doremi, and entering into a replacement cycle where previously purchased cinema products are upgraded or replaced. We face a number of challenges relating to the maturity of the digital cinema market, including:

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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of September 25, 2015, we had approximately 5,100 issued patents in addition to approximately 3,200 pending patent applications in more than 70 jurisdictions throughout the world. Our currently issued patents expire at various times through April 2040.
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
In particular, some of our patents relating to Dolby Digital technologies, from which we derive a significant, but declining portion of our licensing revenue, have expired and others will expire over the next several years. The primary products where Dolby Digital is widely used include DVD players (but not Blu-ray players), TVs and STBs. We have transitioned a number of our Dolby Digital licensees, and continue to make progress in transitioning other Dolby Digital licensees, to Dolby Digital Plus technologies, an extension of our Dolby Digital technologies, whose patents generally expire later than the Dolby Digital patents. To be successful, we must continue to transition licensees to Dolby Digital Plus, and discourage licensees of Dolby Digital Plus to transition back to Dolby Digital as our original patents covering this technology expire.
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
Pricing Pressures. The markets for the consumer entertainment products in which our technologies are incorporated are intensely competitive and price sensitive. We expect to face increased royalty pricing pressure for our technologies as we seek to drive the adoption of our technologies into online content and portable devices, such as tablets and smartphones. Retail prices for consumer entertainment products that include our sound technologies, such as DVD and Blu-ray players and home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, OEMs have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge.
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
In Note 15 "Legal Matters" to our consolidated financial statements, we describe reviews of our business practices by government regulators in Korea and China pursuant to their competition laws. Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for intellectual property. Because these jurisdictions have only recently implemented competition laws, their enforcement activities are unpredictable. Furthermore, the implementation of our recent agreement relating to the inquiry of the National Development and Reform Commission of China remains uncertain.
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
Tax Rates and Liabilities. Changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or changes in tax laws or their interpretation could affect our future effective tax rates. We file income tax returns in the U.S. and in several U.S. state and foreign jurisdictions, and must use judgment in determining our worldwide provision for income taxes. For example, the following could affect our income taxes:

•	Earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Expiration of or lapses in the R&D tax credit laws;

•	Fluctuations in tax exempt interest income;

•	Transfer pricing adjustments;

•	Tax effects of nondeductible compensation;

•	Tax costs related to intercompany realignments;

•	Any obligations or decisions to repatriate earnings from abroad earlier than anticipated;

•	Changes in accounting principles; or

•	Changes in tax laws and regulations in the countries in which we operate, including U.S. legislative changes to the taxation of earnings of our foreign subsidiaries.

A number of international legislative and regulatory bodies have proposed draft legislation and begun investigations on the tax practices of multinational companies. One of these efforts has been led by the OECD, an international association of 34 countries including the United States, which has finalized recommendations to revise many corporate taxes, transfer pricing, and tax treaty provisions in member countries. In addition, the European Union and its European Commission has begun to review and opine on the appropriateness of agreements between various member countries and companies that might be in violation of European Union competition rules against unjustified state aid. While none of these bodies has identified Dolby as a potential target of its actions, it is possible that these efforts may in the future impact our income tax liabilities.
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

STOCK-RELATED ISSUES
Controlling Stockholder. At September 25, 2015, the Dolby family and their affiliates owned 1,346,606 shares of our Class A common stock and 50,627,075 shares of our Class B common stock. As of September 25, 2015, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which in the aggregate represented 91.0% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Dolby Wootton Bassett, LLC, of which Dagmar Dolby as Trustee of the Dolby family trust is the sole member, and the Dagmar Dolby Trust established under the Dolby family trust Instrument dated May 7, 1999, own a majority financial interest in real estate entities that own or from whom we lease certain facilities located in California and the U.K. We own the remaining financial interests in these real estate entities. Our ownership interest in these consolidated affiliated entities, in addition to information regarding the location of the property leased to Dolby Laboratories as of September 25, 2015 is summarized within the table below. The leases for these facilities expire at various times through 2020.

Entity Name	Minority Ownership Interest	Location Of Properties	Approximate Square Footage
Dolby Properties Brisbane, LLC	49.0%	Brisbane, California	43,500
Dolby Properties Burbank, LLC	49.0%	Burbank, California	28,000
Dolby Properties UK, LLC	49.0%	Wootton Bassett, England	33,000
Dolby Properties, LP	10.0%
1275 Market Street, San Francisco, California
During fiscal 2015, we began to occupy the commercial office building located at 1275 Market Street, San Francisco, California that we purchased in fiscal 2012 for $109.8 million. We have since made certain improvements to prepare the building for its intended use as our new principal corporate office and worldwide headquarters effective fiscal 2016. For additional information regarding this transaction, see Note 5 “Property, Plant & Equipment” to our consolidated financial statements.
Prior to the fourth quarter of fiscal 2015, our principal corporate offices were at 100 Potrero Avenue, and our principal administrative offices were at 999 Brannan Street, both in San Francisco, CA. We continue to lease 100 Potrero from entities affiliated with the Dolby family, and we use this space as an extension of our 1275 Market headquarters. We previously leased 999 Brannan from a real estate entity we jointly owned with entities affiliated with the Dolby family; however, during the fourth quarter of fiscal 2015, our lease expired, and we also sold our 37.5% ownership interest in that entity to various entities affiliated with the Dolby family. For additional information regarding this transaction, see Note 16 “Related Parties” to our consolidated financial statements.
100 Potrero Avenue, San Francisco, California
Since 1980, we have leased a corporate office, warehouse space and additional parking located at 100, 130, and 140 Potrero Avenue, San Francisco, California from the various Dolby family trusts. The lease for this office expires on October 31, 2024 and provides approximately 70,000 square feet of space. The Dolby family trusts retain the right to sublease approximately 1,099 square feet of office space in the premises with prior notice to us, at a rental rate equal to the then current base rent per square foot paid by us plus $14 per square foot per year (reflecting estimated costs payable by us for the operation and maintenance of the premises, subject to an annual increase of 1.5% per year during each year of the sublease term). We are generally responsible for operating expenses, taxes, and the condition, operation, repair, maintenance, security and management of the premises. We have also agreed to indemnify and hold the Dolby family trusts, as landlord, harmless from and against certain liabilities, damages, claims, costs, penalties and expenses arising from our conduct related to the premises.
Other Transactions
During fiscal 2014, we purchased a commercial office building in Sunnyvale, California for $19.7 million which is primarily used for R&D purposes. During fiscal 2015, and in connection with our acquisition of Doremi and other related initiatives, we added ten new property leases to our portfolio during the current fiscal year, including facilities both in the U.S and international locations such as France. We also lease additional R&D, sales, product testing, and administrative facilities from third parties in California, New York, and internationally, including in Asia, Europe, Australia, Dubai and Brazil. We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DLB.” Our Class B common stock is neither listed nor publicly traded. As of October 30, 2015, there were 13 holders of record of our Class A common stock and 45 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record since a large portion of our common stock is held through brokerage firms. The following table sets forth the range of high and low sales prices on the NYSE of the Class A common stock for the periods indicated, as reported by the NYSE.

	Fiscal Year 2015		Fiscal Year 2014
	High	Low	High	Low
Q1 - Quarter Ended December	$45.99	$38.40	$38.57	$34.51
Q2 - Quarter Ended March	43.87	37.97	44.97	38.48
Q3 - Quarter Ended June	41.19	37.53	44.89	39.01
Q4 - Quarter Ended September	39.77	30.91	46.93	41.26
Dividend Policy
In October 2014, we announced a recurring quarterly cash dividend program for our stockholders that was initiated by our Board of Directors. Under the program, declaration of the first quarterly dividend of $0.10 per share on our Class A and Class B common stock was declared and paid to all eligible stockholders of record for each quarter during fiscal 2015. On October 21, 2015, we announced a cash dividend of $0.12 per share of Class A and Class B common stock, payable on November 10, 2015, to stockholders of record as of the close of business on November 2, 2015. The per share amount of the dividend represents a 20% increase over the prior amount under our quarterly cash dividend program.
Dividend declarations and the establishment of future record and payment dates are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of our stockholders. The dividend policy may be changed or canceled at the discretion of the Board of Directors at any time. See Note 7 “Stockholders' Equity & Stock-Based Compensation” to our consolidated financial statements for additional information related to the quarterly dividend. Further discussion of our recurring quarterly dividend and the special dividend is included within Shareholder Return in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Prior to the establishment of this program, our Board of Directors declared a special dividend of $4.00 per share on our Class A and Class B common stock during the first quarter of fiscal 2013. The special dividend payment was made in December 2012 and totaled $408.2 million. Prior to fiscal 2013, we had never declared nor paid a cash dividend on our common stock.
Sales of Unregistered Securities
As of the beginning of the third quarter of fiscal 2015, all shares of our Class B common stock awarded under our 2000 Stock Incentive Plan had been issued to employees, officers, and directors upon the exercise of the underlying options. During fiscal 2015, the remaining options outstanding under this plan were exercised. As of September 25, 2015, there are no remaining outstanding options to purchase shares of Class B common stock.
We believe these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. All issuances of shares of our Class B common stock pursuant to the exercise of these options were made in reliance on Rule 701. All option grants made under the 2000 Stock Incentive Plan were made prior to the effectiveness of our IPO, and no further option grants will be made under our 2000 Stock Incentive Plan. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers by the Issuer and Affiliated Purchasers
In November 2009, our Board of Directors announced a stock repurchase program ("program"), providing for the repurchase of our Class A common stock. Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock.
The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 25, 2015 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Total	$1,100,000
The following table provides information regarding our share repurchases made under this program during the fourth quarter of fiscal 2015:

Repurchase Activity	Total Shares Purchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Repurchases (2)
June 27, 2015 - July 24, 2015	—	$—	—	$212.1 million
July 25, 2015 - August 21, 2015	1,327,617	34.13	1,327,617	$166.8 million
August 22, 2015 - September 25, 2015	441,782	31.81	441,782	$152.7 million
Total	1,769,399		1,769,399

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

Stock Price Performance Graph
The following graph compares the total cumulative return of our Class A common stock with the total cumulative return for the New York Stock Exchange Composite Index (“NYSE Composite”) and the Russell 3000 Index (“Russell 3000”) for the five fiscal years ended September 25, 2015. The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $61.74 on September 24, 2010, and in the NYSE Composite and Russell 3000 on the same date and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “filed” for purposes of Section 18 of Securities Exchange Act of 1934, as amended (“Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included within this filing. The consolidated balance sheet data for the fiscal years ended September 25, 2015 and September 26, 2014, and consolidated statements of operations data for the fiscal years ended September 25, 2015, September 26, 2014, and September 27, 2013 were derived from our audited consolidated financial statements included in this report. The consolidated statements of operations and balance sheet data for the fiscal years ended September 28, 2012 and September 30, 2011 were derived from our audited consolidated financial statements not included in this report. The historical financial results presented below are not necessarily indicative of results to be achieved in future periods. Note that fiscal 2011 consisted of 53 weeks, while all other fiscal years presented consisted of 52 weeks. Our fiscal year ending September 30, 2016 will consist of 53 weeks. All amounts presented below are displayed in thousands, except per share amounts.

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013	September 28, 2012	September 30, 2011
Reclassified implementation licensee settlements	N/A	N/A	N/A	$6,750	$5,560

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013	September 28, 2012	September 30, 2011
Operations:
Revenue	$970,638	$960,176	$909,674	$933,014	$961,065
Gross margin	875,822	890,000	812,955	840,987	849,894
Operating expenses	662,594	616,282	567,693	478,995	420,161
Income before provision for income taxes	245,782	276,099	250,646	368,991	440,643
Net income attributable to Dolby Laboratories, Inc.	181,390	206,103	189,271	264,302	309,267

Net Income Per Share:
Basic	$1.77	$2.02	$1.86	$2.47	$2.78
Diluted	$1.75	$1.99	$1.84	$2.46	$2.75
Weighted-Average Shares Outstanding:
Basic	102,354	102,151	101,879	106,926	111,444
Diluted	103,862	103,632	102,788	107,541	112,554

Cash dividends declared per common share	$0.42	$—	$4.00	$—	$—
Cash dividend paid per common share	$0.40	$—	$4.00	$—	$—

	September 25, 2015	September 26, 2014	September 27, 2013	September 28, 2012	September 30, 2011
Cash and cash equivalents	$531,926	$568,472	$454,397	$492,600	$551,512
Working capital	708,649	816,481	639,907	813,446	999,213
Short-term and long-term investments	459,916	527,543	446,605	664,307	664,078
Total assets	2,133,293	1,984,012	1,737,945	1,960,798	1,884,387
Long-term debt	—	—	—	—	—
Total stockholders’ equity—Dolby Laboratories, Inc.	1,816,007	1,731,648	1,481,110	1,720,269	1,663,513

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
EXECUTIVE SUMMARY
Following are fiscal 2015 highlights as well as future challenges in key areas:
LICENSING
Broadcast
Highlights: We saw broader adoption of our broadcast audio technologies in fiscal 2015, and continued to focus on emerging markets where both the potential for TV and STB shipments is significant, and the transition to digital broadcast is still underway. We worked with country-specific operators and standards bodies to encourage adoption of our technologies for digital broadcast. To date, we’ve made notable progress in China, India and Southeast Asia. Dolby Digital Plus was recently mandated in the digital television specification in India, which positions us well for their transition to digital broadcast. Dolby is also becoming a de-facto standard in Africa with adoption in key markets such as Kenya, Ghana, Nigeria and South Africa.
Challenges: In emerging markets where conversion to digital television is still underway, our growth is dependent upon continued adoption of our solutions, such as our Dolby Digital Plus audio technology. Globally, we must continue to adapt to changing technologies and methods of content delivery, and must also continue to develop and encourage adoption of new technologies. To the extent that we are unable to succeed in these efforts, incorporation of our technologies into these products may be impacted, and future revenues may be adversely affected. Further, in some emerging growth countries such as China, we face significant challenges enforcing our contractual and intellectual property rights. The failure of our licensees to accurately report the shipment of products incorporating our technologies may adversely impact future revenues.
Personal Computers
Highlights: Revenues from the PC market continue to account for approximately 17% of our licensing revenues. Our technologies enhance playback in the various Windows operating systems for PCs and tablets, and in Windows 10, this functionality is natively supported in Microsoft’s latest browser, Microsoft Edge. Dolby's presence in the browser enables us to reach more users and new types of content, including streaming video entertainment.
Challenges: Demand in this sector has been subject to significant fluctuations as consumers realign their preferences in the face of an ever-evolving field of hardware choices. In recent years, unit demand for PCs has been in secular decline and the percentage of PCs with optical disc functionality has also been decreasing.
Consumer Electronics
Highlights: We continue to see opportunities in new and existing use cases such as soundbars, DMAs such as Apple TV, and Dolby Atmos for the home. Dolby Atmos is now included in AVRs and HTiBs from all of the leading providers, and is also incorporated in nearly thirty models of launched or announced speakers. We have worked with major studios to release and distribute movie titles in Dolby Atmos via Blu-ray Disc and via streaming services such as Vudu and Netflix. Most recently, Comcast announced plans to support Dolby Atmos in their X1 platform in 2016. We will continue to work with content developers and distributors to expand entertainment selections using the Dolby Atmos format.
Challenges: We must continue to present compelling reasons for consumers to demand our audio technologies wherever they consume and enjoy premium content. To the extent that OEMs do not incorporate our technologies in current and developing products, our revenues could be impacted.
Mobile
Highlights: Our mobile market is driven by sales of smartphones, tablets and other mobile devices that use our technologies. In the current fiscal year, we expanded the array of smartphones and tablets that have adopted our audio technologies across the Android™, Windows and Amazon ecosystems. Collectively, these devices now deliver enhanced entertainment experiences by accessing content from an increasing number of OTT services using DD+. Dolby technologies are featured in twelve handsets and tablets from Amazon, Lenovo, LG, HTC, ZTE and Microsoft, and most recently, Dolby Atmos has been adopted in twelve handsets and tablets from Lenovo and Amazon.
Challenges: Growth in this market is dependent on several factors, including our success in collaborating with manufacturers of mobile devices to incorporate our technologies, the development of various ecosystems, which includes the availability of content in Dolby formats, and the performance of the mobile device market as a whole. The rate of new product development in this sector continues to be rapid and can result in dramatic swings in consumer trends as well as design changes that may exclude our technologies. To facilitate our growth, we work closely with our partners to further enhance the content, distribution and playback on all major ecosystems.
PRODUCTS
Highlights: In our core cinema markets, we offer servers and audio processors to enable the playback of content in cinemas. In an effort to accelerate the development of new cinema server solutions for exhibitors, we completed the acquisition of Doremi, and certain assets related to the business of Doremi from Doremi Labs, Inc. and Highlands Technologies SAS (the “Doremi-related assets”) in the first quarter of fiscal 2015. Doremi was a privately held company and a leading developer and manufacturer of digital cinema servers. Our product revenue base has increased with the inclusion of Doremi’s shipments. Product sales have also increased due to shipments of Dolby Atmos. As a stand-alone offering, Dolby Atmos continues to enjoy increasing adoption by studios, content creators, post-production facilities and exhibitors. As of the end of our current fiscal year, there are over fourteen hundred Dolby Atmos-enabled screens installed or committed to be installed, compared to a year ago when there were more than seven hundred such screens globally.
Challenges: Demand for our cinema products is dependent upon industry economic cycles along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new consumer audio and imaging experiences. To the extent that we do not make progress in these areas, and are unsuccessful in resisting pricing pressures and prevailing over competing technologies, our revenues may be adversely affected.

NEW GROWTH INITIATIVES
Dolby Voice
Opportunity: Dolby Voice is an audio conferencing solution that emulates the in-person meeting experience with superior spatial perception, voice clarity, and background noise suppression. Launched in fiscal 2014 in global partnership with BT®, a leading provider of audio and imaging conferencing systems, the BT MeetMe with Dolby Voice service is available via the desktop and on mobile devices. During fiscal 2015, we launched the Dolby Conference Phone which was designed specifically to further enhance and optimize the conference call experience using Dolby Voice. In the current fiscal year, we saw a steady increase in the customer base with now over ninety enterprise customers signed up. Further deployment continues.
Challenges: Our success in this market will depend on the number of conference service providers and enterprise customers the service attracts, as well as on sales of Dolby Conference phones, and the magnitude of end user activity the service generates.
Dolby Cinema
Opportunity: In fiscal 2015 and in partnership with established movie theater exhibitors, we launched Dolby Cinema, a branded premium cinema that features spectacular imagery using Dolby Vision laser projection, object-oriented Dolby Atmos audio technology, and inspired theater design. To date, we have partnered with three cinema exhibitors including AMC in the U.S. AMC has opened the first eight Dolby Cinemas at some of the highest grossing sites in the country, and has announced plans to open fifty sites by the end of the calendar 2016. As part of our ongoing efforts to build a robust pipeline of theatrical content for Dolby Cinema locations, every major studio has released Dolby Vision theatrical titles. Upcoming major releases include "In the Heart of the Sea," "The Good Dinosaur", "Star Wars: Episode VII - The Force Awakens", and "The Jungle Book".
Challenges: Although the premium large format sector of the cinema industry is currently a growing segment, Dolby Cinema is a new offering and will be in competition with other existing solutions. Our success with this initiative depends in large part on our ability to differentiate our offering, provide a compelling experience, and attract and retain a viewing audience.

Dolby Vision
Opportunity: Dolby Vision is an imaging technology that offers more realistic distinctions in color, brighter highlights, and improved shadow details for cinema, digital TV, and other consumer devices. This playback technology focuses on the ability of each pixel to contribute to the overall image, and is not dependent on the number of pixels. In the fourth quarter, Vizio announced the availability of the Vizio Reference Series, the industry’s first HDR 4K TV with Dolby Vision, and leading Chinese OEMs TCL and Skyworth also announced Dolby Vision TVs that will ship later in the 2015 calendar year. We also announced collaborations with various partners including several key SoC providers, to offer Dolby Vision enabled technologies for digital TVs, and other consumer devices. To support home entertainment, specified Dolby Vision mastered titles are now available from Warner Bros. Home Entertainment Inc. via the streaming service Vudu, and we believe additional Dolby Vision titles from other content providers will soon be available through Netflix.
Challenges: To successfully establish Dolby Vision, we will need to work with OEMs to expand the array of consumer devices that incorporate Dolby Vision, expand the pipeline of Dolby Vision entertainment available from content creators, and encourage consumer adoption in the face of competing products and technologies.
Revenue From Significant Customers
In fiscal 2015, 2014 and 2013, revenue from Samsung represented approximately 12%, 11% and 12% of our total revenue, respectively, and consisted primarily of licensing revenue from our mobile and broadcast markets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP, and pursuant to SEC rules and regulations. The preparation of these financial statements requires us to establish accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses. The SEC considers an accounting policy and estimate to be critical if it is both important to a company’s financial condition or results of operations, and requires significant judgment by management in its application. If actual results or events differ materially from our judgments and estimates, our reported financial condition and results of operation for future periods could be materially affected. Historically, actual results have not differed significantly from our estimates and assumptions. On a regular basis, we evaluate our assumptions, judgments, and estimates and these have not changed notably in recent years nor do we anticipate them to change notably in the future. We have reviewed the selection and development of the critical accounting policies and estimates discussed below with the Audit Committee of our Board of Directors.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable, and collection is probable. Determining whether and when these criteria have been satisfied may involve assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.
Revenue recognition for transactions may include multiple elements such as hardware and accompanying software, upgrade rights, support and maintenance, and rights to receive commissioning services in connection with certain digital servers. For these transactions, we may also have to exercise judgment in performing the following:

•
Identifying the significant deliverables within the arrangements and determine whether the significant deliverables constitute separate units of accounting. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is both probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement fees are allocated to this combined single unit;

•
Assessing inputs used to determine selling price (whether VSOE, TPE, or ESP) for the significant deliverables. We determine our ESP for an individual element within a ME revenue arrangement using the same methods used to determine the selling price of an element sold on a standalone basis. If we sell the element on a standalone basis, we estimate the selling price by considering actual sales prices. Otherwise, we estimate the selling price by considering internal factors such as pricing practices and margin objectives. Consideration is also given to market conditions such as competitor pricing strategies, customer demands and industry technology lifecycles. Management applies judgment to establish margin objectives, pricing strategies and technology lifecycles;

•
Estimating, as necessary, the period of time over which customers receive certain elements of the arrangement following initial delivery so as to assess the period over which revenue should be recognized.

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
Income Taxes
We make estimates and judgments that affect our accounting for income taxes. This includes estimating temporary differences from differing treatment of items for tax and accounting purposes, future taxable income and actual tax exposure, possible or likely changes in current tax laws, and uncertainties in tax positions. These differences result in deferred tax assets and liabilities which are included in our consolidated balance sheets. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we establish a valuation allowance. Lastly, we are subject to the review of our income tax returns by the IRS and other tax authorities here in the U.S. and abroad. We periodically assess the likelihood of adverse outcomes from these examinations to determine the adequacy of our provision for income taxes.

RESULTS OF OPERATIONS
For each line item included on our consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order according to the quantitative magnitude of their impact on the overall change (from an absolute value perspective). Note that recovery payments received from licensees either in the form of back payments or settlements are collectively referred to as "recoveries."
Licensing revenue, cost of licensing, and total operating expenses for fiscal 2015 were $3.2 million, $0.1 million, and $0.9 million higher, respectively, than the amounts reported in the earnings release within our Form 8-K filed on October 21, 2015 reflecting adjustments to our fourth quarter 2015 results.

Revenue and Gross Margin
Licensing
Licensing revenue consists of fees earned from licensing our technologies to customers who incorporate them into their products and services to enable and enhance audio and voice capabilities. The technologies that we license are either internally developed, acquired, or licensed from third parties. Our cost of licensing consists mainly of amortization of purchased intangible assets and intangible assets acquired in business combinations as well as third party royalty obligations paid to license intellectual property that we then sublicense to our customers.

	Fiscal Year Ended			2015 vs. 2014		2014 vs. 2013
Licensing	September 25, 2015	September 26, 2014	September 27, 2013	$	%	$	%
Revenue	$868,111	$878,844	$807,081	$(10,733)	(1)%	$71,763	9%
Percentage of total revenue	89%	92%	89%
Cost of licensing	10,879	10,814	16,856	65	1%	(6,042)	(36)%
Gross margin	857,232	868,030	790,225	(10,798)	(1)%	77,805	10%
Gross margin percentage	99%	99%	98%

2015 vs. 2014

Factor	Revenue		Gross Margin
PC	â	Lower ASPs from product mix as fewer PCs included optical disc drives, and lower shipments, partially offset by an increase in recoveries	ßà	No significant fluctuations
Other	á	Higher automotive DVD shipments and recovery activity, new revenue from Dolby Voice, and higher shipments of gaming consoles
CE	â	Lower shipments of DVDs, AVRs, HTIBs and Blu-ray Discs, partially offset by higher shipments of soundbars and an increase in recoveries
Broadcast	á	Increase in patent licensing and higher shipments of STBs, partially offset by lower recoveries as fiscal 2014 included a payment of $24.7 million from a large licensee
Mobile	ßà	No significant fluctuations

2014 vs. 2013

Factor	Revenue		Gross Margin
Broadcast	á	Increase in recoveries received for royalties including $24.7 million from a large licensee, and higher shipments of TVs and STBs that incorporate our technologies	á	Decrease in cost of licensing due to the release of a previously-accrued liability of $5.3 million in the fourth quarter of fiscal 2014 related to certain revenue sharing agreements
PC	â	Lower revenues associated with product mix and lower unit shipments from declines in the underlying PC market
Mobile	á	Increase in direct patent licensing revenues from mobile phones, recoveries and unit growth of tablets that incorporate our technologies
Other	á	Higher revenues from our gaming market largely attributable to the new PlayStation 4 and Xbox One game consoles that were launched late in the 2013 calendar year
	â	Non-recurring revenue recognized in the third quarter of fiscal 2013 from a licensing arrangement for certain imaging technologies outside of our core markets
CE	á	Higher shipments of soundbars and digital media adapters incorporating our technologies, partially offset by shipment decreases of Blu-ray Disc devices and AVRs

Products
Products revenue is generated from the sale of audio and imaging products for the film production, cinema, and television broadcast industries. Cost of products consists primarily of the cost of materials related to products sold, applied labor and manufacturing overhead, and amortization of certain intangible assets. Our cost of products also includes third party royalty obligations paid to license intellectual property that we include in our products.

	Fiscal Year Ended			2015 vs. 2014		2014 vs. 2013
Products	September 25, 2015	September 26, 2014	September 27, 2013	$	%	$	%
Revenue	$83,904	$59,219	$80,603	$24,685	42%	$(21,384)	(27)%
Percentage of total revenue	9%	6%	9%
Cost of products	70,490	45,132	64,270	25,358	56%	(19,138)	(30)%
Gross margin	13,414	14,087	16,333	(673)	(5)%	(2,246)	(14)%
Gross margin percentage	16%	24%	20%

2015 vs. 2014

Factor	Revenue		Gross Margin
Cinema	á	Inclusion of digital server shipments from our acquisition of Doremi and higher sales of Dolby Atmos products	â	Less favorable product mix of digital servers, lower ASPs of Dolby audio products, higher charges from excess & obsolete digital server inventory and higher manufacturing costs
Other	No significant fluctuations		â	Higher amortization on newly-acquired intangible assets

2014 vs. 2013

Factor	Revenue		Gross Margin
Cinema	â	Lower shipments and lower ASPs on digital server and cinema audio products, partially offset by higher shipments of Dolby Atmos processors	á	Improved product mix with higher margins and lower warranty charges, partially offset by higher excess manufacturing capacity charges
Other	â	Lower shipments	â	Less favorable product mix, lower ASPs and higher excess manufacturing capacity charges

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

	Fiscal Year Ended			2015 vs. 2014		2014 vs. 2013
Services	September 25, 2015	September 26, 2014	September 27, 2013	$	%	$	%
Revenue	$18,623	$22,113	$21,990	$(3,490)	(16)%	$123	1%
Percentage of total revenue	2%	2%	2%
Cost of services	13,447	14,230	15,593	(783)	(6)%	(1,363)	(9)%
Gross margin	5,176	7,883	6,397	(2,707)	(34)%	1,486	23%
Gross margin percentage	28%	36%	29%
2015 vs. 2014

Factor	Revenue		Gross Margin
Configuration & Post-Production	â	Lower film mastering and other services	â	Prior fiscal comparative period includes the recognition of previously deferred revenue with no associated COGS
Support & Other	á	Increased support and maintenance services	á	Lower labor and other related costs

2014 vs. 2013

Factor	Revenue		Gross Margin
Configuration & Post-Production	á	Higher commissioning services for Dolby Atmos-enabled cinemas and related maintenance services, partially offset by declines in digital mastering services	á	Comparatively lower installation expenses in fiscal 2014 relative to fiscal 2013
Film-Based Production	â	Declines in film-based production services consistent with the industry transition to digital cinema	á	Lower labor and other related costs

Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Year Ended			2015 vs. 2014		2014 vs. 2013
	September 25, 2015	September 26, 2014	September 27, 2013	$	%	$	%
Research and development	$201,324	$183,128	$168,746	$18,196	10%	$14,382	9%
Percentage of total revenue	21%	19%	19%

2015 vs. 2014

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount including personnel from the acquisition of Doremi and related expenses along with merit increases
Product Development	á	Higher costs related primarily to the funding of various research projects and initiatives aimed at developing new products and technologies
Depreciation & Amortization	á	Higher depreciation primarily from assets placed into service including the occupation of our new worldwide headquarters which includes a significant number of R&D labs

2014 vs. 2013

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount aimed at developing new product and technology offerings and related expenses, merit increases and higher variable compensation costs
Legal, Professional & Consulting Fees	â	Lower one-time costs related primarily to the funding of various research projects and initiatives
Sales and Marketing
S&M expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, marketing and promotional expenses particularly for events such as trade shows and conferences, travel-related expenses for our sales and marketing personnel, consulting fees, facilities costs, depreciation and amortization, information technology expenses, and legal costs associated with settlements and back payments ("recoveries") from licensees.

	Fiscal Year Ended			2015 vs. 2014		2014 vs. 2013
	September 25, 2015	September 26, 2014	September 27, 2013	$	%	$	%
Sales and marketing	$279,174	$252,647	$231,103	$26,527	10%	$21,544	9%
Percentage of total revenue	29%	26%	25%

2015 vs. 2014

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount including personnel from the acquisition of Doremi along with total company merit increases
Marketing Programs	á	Higher costs associated with the launch of Dolby Cinema as well as industry trade shows and other marketing events
Depreciation & Amortization	á	Higher depreciation primarily from amortization of newly-acquired intangible assets and from assets placed into service
Legal, Professional & Consulting Fees	â	Lower consulting and other costs relative to fiscal 2014, partially offset by higher professional fees for intellectual property related activities

2014 vs. 2013

Category	Key Drivers
Compensation & Benefits	á	Driven by the impact of merit increases across the existing employee base and higher variable compensation costs
Legal, Professional & Consulting Fees	á	Higher consulting and other costs associated with expanded marketing programs for numerous initiatives and higher professional fees for intellectual property related activities
Marketing Programs	á	Higher costs associated with expanded marketing programs for various growth initiatives, as well as industry trade shows and other marketing events
General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Year Ended			2015 vs. 2014		2014 vs. 2013
	September 25, 2015	September 26, 2014	September 27, 2013	$	%	$	%
General and administrative	$182,176	$178,104	$161,970	$4,072	2%	$16,134	10%
Percentage of total revenue	19%	19%	18%

2015 vs. 2014

Category	Key Drivers
Depreciation & Amortization	á	Higher depreciation primarily from assets placed into service including occupation of our new worldwide headquarters
Legal, Professional & Consulting Fees	â	Lower costs incurred in connection with our acquisition of Doremi relative to fiscal 2014 along with a decrease in costs associated with patent filings and other legal activities
Technology & Communications	á	Higher costs associated with our new worldwide headquarters and new office locations
Compensation & Benefits	á	Higher employee headcount along with merit increases

2014 vs. 2013

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount, in addition to the impact of merit increases across the existing employee base and higher variable compensation costs
Legal, Professional & Consulting Fees	á	Costs incurred in connection with the acquisition of Doremi, increased costs associated with patent filings and other legal activities, and an increase in various IT & HR project costs
Restructuring
The extent of restructuring charges recorded and fluctuations in a given fiscal year as compared to other fiscal years are attributed to differences in the nature of activities under the various plans.

	Fiscal Year Ended			2015 vs. 2014		2014 vs. 2013
	September 25, 2015	September 26, 2014	September 27, 2013	$	%	$	%
Restructuring	$(80)	$2,403	$5,874	$(2,483)	(103)%	$(3,471)	(59)%
Percentage of total revenue	—%	—%	1%
Restructuring charges recorded in fiscal 2014 were incurred in relation to our fiscal 2014 Restructuring Plan implemented during the first quarter of fiscal 2014, and represent costs to reorganize and consolidate certain activities and positions within our global business infrastructure. These charges primarily related to severance and other related benefits provided to employees that were affected as a result of this action. Note that a restructuring credit of $0.1 million was recorded during fiscal 2015 in connection with the completion of activity under this Plan.
Restructuring charges recorded in fiscal 2013 were incurred in relation to our fiscal 2013 Restructuring Plan, and include the expenses we incurred in relation to a strategic restructuring program implemented to reorganize certain activities and responsibilities within our marketing function. These charges were primarily related to severance and other related benefits provided to affected employees in addition to costs associated with the exit of a facility. Note that during fiscal 2014, we recognized a credit of $0.7 million representing the release of a previously-accrued exit obligation for this facility following its sale.
Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Year Ended			2015 vs. 2014		2014 vs. 2013
Other Income/Expense	September 25, 2015	September 26, 2014	September 27, 2013	$	%	$	%
Interest income	$4,544	$3,344	$3,848	$1,200	36%	$(504)	(13)%
Interest expense	(183)	183	(575)	(366)	(200)%	758	(132)%
Other income/(expense), net	28,193	(1,146)	2,111	29,339	(2,560)%	(3,257)	(154)%
Total	$32,554	$2,381	$5,384	$30,173	1,267%	$(3,003)	(56)%
2015 vs. 2014

Category	Key Drivers
Other Income/(Expense)	á
Increase in other income primarily due to a pre-tax gain of $26.2 million from the sale of our ownership interest in a jointly-owned real estate entity (refer to footnote 16 for additional information)

	á	Decrease in other expense as fiscal 2014 included a $3.0 million impairment charge on a cost method investment, partially offset by losses attributed to foreign exchange rate fluctuations
Interest Income	á	Increase due to higher overall investment balances and higher yields during fiscal 2015 relative to fiscal 2014

2014 vs. 2013

Category	Key Drivers
Other Income/(Expense)	â	Increase in other expense primarily due to a $3.0 million impairment charge on a cost method investment
â
Decrease in other income from lower realized gains in fiscal 2014 as the prior comparative period included higher realized gains following the securities to fund the special dividend payment made in the first quarter of fiscal 2013

Interest Expense	á	Decrease primarily relates to a credit for the release of accrued interest on royalties payable under a patent agreement
Interest Income	â	Lower yields on investment balances during fiscal 2014 relative to fiscal 2013 following the special dividend payment made in the first quarter of fiscal 2013

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

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Provision for income taxes	$(62,542)	$(67,379)	$(60,344)
Effective tax rate	25%	24%	24%

2015 vs. 2014

Factor	Impact On Effective Tax Rate
Real Estate Interest Sale	á	Increase as taxes attributed to the sale of our ownership interest in a jointly-owned real estate entity had a higher marginal tax rate than our entity-wide blended average
U.S. Manufacturing Tax Incentives	á	Reduced benefits attributed to decrease in U.S. manufacturing tax incentive deductions
Federal R&D Credits	â	Increase in discrete benefits from federal R&D credits that were retroactively reinstated for the 2014 calendar year

2014 vs. 2013

Factor	Impact On Effective Tax Rate
Foreign Operations	â	Increased benefits in fiscal 2014 due to a higher proportion of earnings from lower tax-rate jurisdictions
Federal R&D Credits	á	Reduced benefits from federal R&D credits that expired after December 2013 and have not been reinstated
Foreign Operations Reorganization	á	Increased benefits in fiscal 2013 following the re-organization of a foreign subsidiary which did not occur in fiscal 2014

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of September 25, 2015, we had cash and cash equivalents of $531.9 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $459.9 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities.
Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of September 25, 2015, approximately $546 million, or 55%, was held by our foreign subsidiaries. This represented a $129 million increase from the $417 million that was held by our foreign subsidiaries as of September 26, 2014. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less the applicable foreign tax credits.

	September 25, 2015	September 26, 2014
	(in thousands)
Cash and cash equivalents	$531,926	$568,472
Short-term investments	138,901	231,208
Long-term investments	321,015	296,335
Accounts receivable, net	101,563	86,168
Accounts payable and accrued liabilities	190,017	174,274
Working capital (1)	708,649	816,481

(1)	Working capital consists of total current assets less total current liabilities.
Capital Expenditures and Uses of Capital
Our capital expenditures consist of purchases of land, building, building fixtures, laboratory equipment, office equipment, computer hardware and software, leasehold improvements, and production and test equipment. We continue to invest in sales and marketing and R&D that contribute to the overall growth of our business and technological innovation. In fiscal 2012, we used existing cash to purchase commercial office property in San Francisco, California for $109.8 million, and made substantial improvements to the building which is now fully occupied as our new worldwide headquarters.
Acquisitions. During fiscal 2015, we completed the acquisition of Doremi and the Doremi-related assets for total purchase consideration of $98.4 million, net of cash acquired. For additional details, see Note 13 “Acquisitions” to our consolidated financial statements.
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

Shareholder Return
Since fiscal 2010, we have returned significant cash to stockholders through repurchases of common stock under our repurchase program, a special one-time dividend, and our quarterly dividend program established in fiscal 2015.
Stock Repurchase Program. Our stock repurchase program was established in fiscal 2009, and in October 2014, we announced that our Board of Directors approved an increase to the size of our stock repurchase program by an additional $200.0 million.
Special Dividend. During fiscal 2013, we declared and paid a special dividend. Based on the 102,051,386 shares of common stock outstanding as of the record date, the total special dividend payment was $408.2 million.
Quarterly Dividend Program. During the first quarter of fiscal 2015, we announced a recurring quarterly cash dividend program for our stockholders. Under the program, quarterly dividends of $0.10 per share on our Class A and Class B common stock were both declared and paid to eligible stockholders of record for each quarter during fiscal 2015. On October 21, 2015, we announced a cash dividend of $0.12 per share of Class A and Class B common stock, payable on November 10, 2015, to stockholders of record as of the close of business on November 2, 2015. The per share amount of the dividend represents a 20% increase over the prior amount under our quarterly cash dividend program.
Refer to Note 7 "Stockholders' Equity & Stock-Based Compensation" to our consolidated financial statements for a summary of dividend payments made under the program to date and additional information regarding our stock repurchase program.
Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order according to the magnitude of their impact relative to the overall change (amounts displayed in thousands, except as otherwise noted).
Operating Activities

	Fiscal Year Ended
	September 25, 2015	September 26, 2014
Net cash provided by operating activities	$309,377	$361,547
Net cash provided by operating activities decreased $52.2 million in fiscal 2015 as compared to fiscal 2014, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	â
Increase in operating expenses including depreciation and cost of revenue, partially offset by the pre-tax gain of $26.2 million from the sale of our ownership interest in a jointly-owned real estate entity

Working Capital	â	Net decrease due primarily to increases in accounts receivable, prepayments and deferred income taxes, partially offset by increases in accounts payable and accrued liabilities, all due to timing
Investing Activities

	Fiscal Year Ended
	September 25, 2015	September 26, 2014
Net cash used in investing activities	$(203,595)	$(204,944)
Capital expenditures	(157,552)	(78,718)

Net cash used in investing activities was lower by $1.3 million in fiscal 2015 as compared to fiscal 2014, primarily due to the following:

Factor	Impact On Cash Flows
Sales Of Investments	á	Higher cash inflows from proceeds received from sales and maturities of marketable securities
Purchase Of Investments	â	Higher cash outflows from purchases of marketable securities
Capital Expenditures	â	Increase in the cash expenditures for PP&E, the majority of which relates to our new worldwide headquarters
Business Combinations	â	Cash outflows during fiscal 2015 relating to the acquisition of Doremi
Intangible Asset Acquisitions	â	Higher cash outflows for purchases of intangible assets
Sale Of Real Estate	á	Net cash proceeds from the sale of our ownership interest in a jointly-owned real estate entity
Financing Activities

	Fiscal Year Ended
	September 25, 2015	September 26, 2014
Net cash used in financing activities	$(138,519)	$(40,580)
Repurchase of common stock	(107,349)	(56,028)
Net cash used in financing activities was $97.9 million higher in fiscal 2015 as compared to fiscal 2014, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	â	Higher volume of common stock repurchases
Dividend Payments	â	Dividends to common stockholders in the current fiscal year while no similar payments were made in the prior comparative year
Common Stock Issuance	á	Higher cash inflows from increased employee stock option exercises and shares issued under our ESPP
Off-Balance Sheet Arrangements and Contractual Obligations
As of September 25, 2015, we did not engage in off-balance sheet financing arrangements other than operating leases for office space and computer equipment, and the following table presents a summary of our contractual obligations and commitments as of that date (in thousands):

	Payments Due By Fiscal Period
	1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Naming rights	$7,525	$15,334	$15,720	$102,980	$141,559
Donation commitments	—	6,112	134	738	6,984
Operating leases	11,605	19,856	15,653	30,683	77,797
Purchase obligations	10,933	823	—	—	11,756
Total	$30,063	$42,125	$31,507	$134,401	$238,096
Naming Rights.    In fiscal 2012, we entered into an agreement for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards. The term of the agreement is twenty years, over which we will make payments on a semi-annual basis. Our payment obligations are conditioned in part on the Academy Awards being held and broadcast from the Dolby Theatre.
Donation Commitments.    Our donation commitments relate to non-cancelable obligations to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California. We will make a one-time donation of installing imaging and audio products in its theaters, and provide maintenance services for fifteen years from its expected opening date in 2017.
Operating Leases.    Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries, for non-cancelable operating leases of office space as of September 25, 2015.
Purchase Obligations.    Our purchase obligations consist of agreements to purchase goods and services, entered into in the ordinary course of business. These represent non-cancelable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.

Unrecognized Tax Benefits.    As of September 25, 2015, we had an accrued liability for unrecognized tax benefits and related interest and penalties, net of related deferred tax assets, totaling $65.2 million. We are unable to estimate when any cash settlement with a taxing authority might occur.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of September 25, 2015, we had cash and cash equivalents of $531.9 million, which consisted of cash and highly liquid money market funds. In addition, we had short-term and long-term investments of $459.9 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper and U.S. agency securities. Our investment policy is focused on the preservation of capital and supporting our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At September 25, 2015, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately seventeen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of September 25, 2015, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of $5.3 million and $2.6 million, respectively.
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
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 25, 2015 and September 26, 2014, the outstanding derivative instruments had maturities of 38 days or less and the total notional amounts of outstanding contracts were $22.3 million and $22.9 million, respectively. The fair values of these contracts were nominal as of September 25, 2015 and September 26, 2014, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of September 25, 2015. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $1.2 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $1.2 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Dolby Laboratories, Inc.
We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries as of September 25, 2015 and September 26, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 25, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolby Laboratories, Inc. and subsidiaries as of September 25, 2015 and September 26, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended September 25, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dolby Laboratories, Inc.'s internal control over financial reporting as of September 25, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 24, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Francisco, California
November 24, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Dolby Laboratories, Inc.
We have audited Dolby Laboratories, Inc.'s internal control over financial reporting as of September 25, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dolby Laboratories, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Dolby Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 25, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries as of September 25, 2015 and September 26, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 25, 2015, and our report dated November 24, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Francisco, California
November 24, 2015

DOLBY LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 25, 2015	September 26, 2014
ASSETS
Current assets:
Cash and cash equivalents	$531,926	$568,472
Restricted cash	2,936	2,142
Short-term investments	138,901	231,208
Accounts receivable, net of allowance for doubtful accounts of $1,542 and $1,615	101,563	86,168
Inventories	13,872	8,536
Deferred taxes	97,101	86,445
Prepaid expenses and other current assets	32,031	22,880
Total current assets	918,330	1,005,851
Long-term investments	321,015	296,335
Property, plant and equipment, net	403,091	289,755
Intangible assets, net	127,507	63,700
Goodwill	307,708	277,574
Deferred taxes	46,178	41,746
Other non-current assets	9,464	9,051
Total assets	$2,133,293	$1,984,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,710	$15,898
Accrued liabilities	169,307	158,376
Income taxes payable	754	2,600
Deferred revenue	18,910	12,496
Total current liabilities	209,681	189,370
Long-term deferred revenue	30,581	19,279
Other non-current liabilities	77,024	43,715
Total liabilities	317,286	252,364

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 50,291,426 shares issued and outstanding at September 25, 2015 and 50,658,627 at September 26, 2014	51	51
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 50,743,311 shares issued and outstanding at September 25, 2015 and 51,610,239 at September 26, 2014	51	52
Additional paid-in capital	17,571	46,415
Retained earnings	1,800,857	1,660,485
Accumulated other comprehensive income/(loss)	(11,462)	3,014
Total stockholders’ equity – Dolby Laboratories, Inc.	1,807,068	1,710,017
Controlling interest	8,939	21,631
Total stockholders’ equity	1,816,007	1,731,648
Total liabilities and stockholders’ equity	$2,133,293	$1,984,012

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Revenue:
Licensing	$868,111	$878,844	$807,081
Products	83,904	59,219	80,603
Services	18,623	22,113	21,990
Total revenue	970,638	960,176	909,674

Cost of revenue:
Cost of licensing	10,879	10,814	16,856
Cost of products	70,490	45,132	64,270
Cost of services	13,447	14,230	15,593
Total cost of revenue	94,816	70,176	96,719

Gross margin	875,822	890,000	812,955

Operating expenses:
Research and development	201,324	183,128	168,746
Sales and marketing	279,174	252,647	231,103
General and administrative	182,176	178,104	161,970
Restructuring charges/(credits)	(80)	2,403	5,874
Total operating expenses	662,594	616,282	567,693

Operating income	213,228	273,718	245,262

Other income/expense:
Interest income	4,544	3,344	3,848
Interest expense	(183)	183	(575)
Other income/(expense), net	28,193	(1,146)	2,111
Total other income	32,554	2,381	5,384

Income before income taxes	245,782	276,099	250,646
Provision for income taxes	(62,542)	(67,379)	(60,344)
Net income including controlling interest	183,240	208,720	190,302
Less: net (income) attributable to controlling interest	(1,850)	(2,617)	(1,031)
Net income attributable to Dolby Laboratories, Inc.	$181,390	$206,103	$189,271

Net Income Per Share:
Basic	$1.77	$2.02	$1.86
Diluted	$1.75	$1.99	$1.84
Weighted-Average Shares Outstanding:
Basic	102,354	102,151	101,879
Diluted	103,862	103,632	102,788

Related party rent expense:
Included in operating expenses	$3,136	$2,125	$2,526
Included in net income attributable to controlling interest	$4,091	$4,827	$3,636

Cash dividend declared per common share	$0.42	$—	$4.00
Cash dividend paid per common share	$0.40	$—	$4.00

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Net income including controlling interest	$183,240	$208,720	$190,302
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(14,858)	(5,004)	(2,037)
Unrealized gains/(losses) on available-for-sale securities, net of tax	(155)	302	(876)
Comprehensive income	168,227	204,018	187,389
Less: comprehensive (income) attributable to controlling interest	(1,326)	(2,715)	(991)
Comprehensive income attributable to Dolby Laboratories, Inc.	$166,901	$201,303	$186,398

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Dolby Laboratories, Inc.
	Class A		Class B		APIC	Retained Earnings	AOCI	Total Stockholders’ Equity	Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at September 28, 2012	46,497	$46	56,599	$57	$—	$1,709,479	$10,687	$1,720,269	$22,964	$1,743,233
Net income	—	—	—	—	—	189,271	—	189,271	1,031	190,302
Currency translation adjustments, net of tax of $497	—	—	—	—	—	—	(1,997)	(1,997)	(40)	(2,037)
Unrealized losses on investments, net of tax of $493	—	—	—	—	—	—	(876)	(876)	—	(876)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(5,039)	(5,039)
Stock-based compensation expense	—	—	—	—	64,328	—	—	64,328	—	64,328
Repurchase of common stock	(2,557)	(2)	—	—	(46,081)	(36,162)	—	(82,245)	—	(82,245)
Cash dividends declared and paid on common stock	—	—	—	—	—	(408,206)	—	(408,206)	—	(408,206)
Tax (deficiency) from employee stock plans	—	—	—	—	(6,564)	—	—	(6,564)	—	(6,564)
Common stock issued under employee stock plans	1,380	1	—	—	15,601	—	—	15,602	—	15,602
Tax withholdings on vesting of restricted stock	(263)	—	—	—	(8,828)	—	—	(8,828)	—	(8,828)
Common stock transfers - Class B to Class A	1,806	2	(1,806)	(2)	—	—	—	—	—	—
Exercise of Class B stock options	—	—	83	—	356	—	—	356	—	356
Balance at September 27, 2013	46,863	47	54,876	55	18,812	1,454,382	7,814	1,481,110	18,916	1,500,026
Net income	—	—	—	—	—	206,103	—	206,103	2,617	208,720
Currency translation adjustments, net of tax of $(46)	—	—	—	—	—	—	(5,102)	(5,102)	98	(5,004)
Unrealized gains on investments, net of tax of $(131)	—	—	—	—	—	—	302	302	—	302
Stock-based compensation expense	—	—	—	—	65,680	—	—	65,680	—	65,680
Repurchase of common stock	(1,390)	(1)	—	—	(56,027)	—	—	(56,028)	—	(56,028)
Tax (deficiency) from employee stock plans	—	—	—	—	(1,770)	—	—	(1,770)	—	(1,770)
Common stock issued under employee stock plans	2,143	2	—	—	32,992	—	—	32,994	—	32,994
Tax withholdings on vesting of restricted stock	(337)	—	—	—	(13,651)	—	—	(13,651)	—	(13,651)
Common stock transfers - Class B to Class A	3,380	3	(3,380)	(3)	—	—	—	—	—	—
Exercise of Class B stock options	—	—	114	—	379	—	—	379	—	379
Balance at September 26, 2014	50,659	51	51,610	52	46,415	1,660,485	3,014	1,710,017	21,631	1,731,648
Net income	—	—	—	—	—	181,390	—	181,390	1,850	183,240
Currency translation adjustments, net of tax of $864	—	—	—	—	—	—	(14,321)	(14,321)	(537)	(14,858)
Unrealized losses on investments, net of tax of $(87)	—	—	—	—	—	—	(155)	(155)	—	(155)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(5,615)	(5,615)
Stock-based compensation expense	—	—	—	—	67,069	—	—	67,069	—	67,069
Repurchase of common stock	(2,939)	(3)	—	—	(107,346)	—	—	(107,349)	—	(107,349)
Cash dividends declared and paid on common stock	—	—	—	—	—	(41,018)	—	(41,018)	—	(41,018)
Tax (deficiency) from employee stock plans	—	—	—	—	(1,484)	—	—	(1,484)	—	(1,484)
Common stock issued under employee stock plans	2,087	2	—	—	28,618	—	—	28,620	—	28,620
Tax withholdings on vesting of restricted stock	(382)	—	—	—	(15,708)	—	—	(15,708)	—	(15,708)
Common stock transfers - Class B to Class A	867	1	(867)	(1)	—	—	—	—	—	—
Exercise of class B stock options	—	—	—	—	7	—	—	7	—	7
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	(8,390)	(8,390)
Balance at September 25, 2015	50,292	$51	50,743	$51	$17,571	$1,800,857	$(11,462)	$1,807,068	$8,939	$1,816,007

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Operating activities:
Net income including controlling interest	$183,240	$208,720	$190,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,133	53,278	53,245
Stock-based compensation	67,069	65,680	64,328
Amortization of premium on investments	9,162	9,398	10,234
Excess tax benefit from exercise of stock options	(2,544)	(2,434)	(475)
Provision for doubtful accounts	33	1,119	(174)
Deferred income taxes	(14,484)	(6,696)	(19,642)
Gain on sale of ownership interest in subsidiary (pre-tax)	(26,221)	—	—
Other non-cash items affecting net income	5,125	1,821	(1,026)
Changes in operating assets and liabilities:
Accounts receivable	(7,008)	10,165	(53,639)
Inventories	5,835	3,818	9,166
Prepaid expenses and other assets	(3,595)	(354)	5,731
Accounts payable and other liabilities	(7,384)	24,124	21,890
Income taxes, net	21,767	951	2,314
Deferred revenue	8,981	(8,734)	(1,076)
Other non-current liabilities	268	691	(4,677)
Net cash provided by operating activities	309,377	361,547	276,501

Investing activities:
Purchase of investments	(392,936)	(389,282)	(485,370)
Proceeds from sales of investment securities	305,225	159,559	548,739
Proceeds from maturities of investment securities	146,152	137,059	143,754
Purchases of property, plant and equipment	(157,552)	(78,718)	(26,711)
Payments for business acquisitions, net of cash acquired	(93,516)	—	—
Purchase of intangible assets	(37,416)	(37,950)	(4,050)
Proceeds from sale of property, plant and equipment and assets held for sale	26	3,355	503
Proceeds from sale of ownership interest in subsidiary (net)	27,216	—	—
Change in restricted cash	(794)	1,033	(1,840)
Net cash provided by/(used in) investing activities	(203,595)	(204,944)	175,025

Financing activities:
Payments on debt	—	—	(79)
Proceeds from issuance of common stock	28,627	33,373	15,958
Repurchase of common stock	(107,349)	(56,028)	(82,245)
Payment of cash dividend	(41,018)	—	(408,206)
Distribution to controlling interest	(5,615)	—	(5,039)
Excess tax benefit from the exercise of stock options	2,544	2,434	475
Shares repurchased for tax withholdings on vesting of restricted stock	(15,708)	(13,651)	(8,828)
Payment of deferred consideration for prior business combination	—	(6,708)	—
Net cash used in financing activities	(138,519)	(40,580)	(487,964)

Effect of foreign exchange rate changes on cash and cash equivalents	(3,809)	(1,948)	(1,765)
Net increase/(decrease) in cash and cash equivalents	(36,546)	114,075	(38,203)
Cash and cash equivalents at beginning of period	568,472	454,397	492,600
Cash and cash equivalents at end of period	$531,926	$568,472	$454,397

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$51,881	$72,177	$77,701

Non-cash investing and financing activities:
Change in property, plant and equipment purchased and unpaid at period-end	$15,725	$6,982	$584
Purchase consideration payable for acquisition	$95	$—	$—
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Principles of Consolidation
The consolidated financial statements include the accounts of Dolby Laboratories, Inc. and our wholly owned subsidiaries. In addition, we have consolidated the financial results of jointly-owned affiliated companies in which our principal stockholder has a controlling interest. We report these controlling interests as a separate line in our consolidated statements of operations as net income attributable to controlling interest, and in our consolidated balance sheets as a controlling interest. We eliminate all intercompany accounts and transactions upon consolidation.
Use of Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include estimated selling prices for elements sold in ME revenue arrangements; valuation allowances for accounts receivable; carrying values of inventories and certain PP&E, goodwill and intangible assets; fair values of investments; accrued liabilities including liabilities for unrecognized tax benefits, deferred income tax assets and liabilities and stock-based compensation. Actual results could differ from our estimates.
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include the 52 week periods ended September 25, 2015 (fiscal 2015), September 26, 2014 (fiscal 2014), and September 27, 2013 (fiscal 2013). Our fiscal year ended September 30, 2016 will consist of 53 weeks.

2. Summary of Significant Accounting Policies
Concentration of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments, and accounts receivable. Our investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. All our securities are held in custody by a recognized financial institution. Our policy limits the amount of credit exposure to a maximum of 5% to any one issuer, except for the U.S. Treasury, and we believe no significant concentration risk exists with respect to these investments. Our products are sold to businesses primarily in the Americas and Europe, and the majority of our licensing revenue is generated from customers outside of the U.S. We manage this risk by evaluating in advance the financial condition and creditworthiness of our products and services customers and performing regular evaluations of the creditworthiness of our licensing customers. In fiscal 2015, 2014 and 2013, revenue from one customer, Samsung, accounted for approximately 12%, 11% and 12% of our total revenue, respectively, and consisted primarily of licensing revenue from our mobile and broadcast markets.
Cash and Cash Equivalents
We consider all short-term highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents primarily consist of funds held in general checking accounts, money market accounts, commercial paper, and U.S. agency notes.
Restricted Cash
Restricted cash on our consolidated balance sheets consist of cash contributed by third-party licensors to Via Licensing Corporation, our wholly-owned subsidiary, that may only be used in defending patent pools administered by Via.

Investments
All of our investments are classified as available-for-sale securities, with the exception of our mutual fund investments held in our supplemental retirement plan, which are classified as trading securities. Investments that have an original maturity of 91 days or more at the date of purchase and a current maturity of less than one year are classified as short-term investments, while investments with a current maturity of more than one year are classified as long-term investments. Our investments are recorded at fair value in our consolidated balance sheets. Unrealized gains and losses on our available-for-sale securities are reported as a component of AOCI, while realized gains and losses, other-than-temporary impairments, and credit losses are reported as a component of net income. Upon sale, gains and losses are reclassified from AOCI into earnings, and are determined based on specific identification of securities sold.
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
Property, Plant and Equipment
PP&E is stated at cost less accumulated depreciation. Depreciation expense is recognized on a straight-line basis according to estimated useful lives assigned to each of our different categories of PP&E as summarized within the following table:

PP&E Category	Useful Life (Depreciable Base)
Computer systems and software	3 to 5 years
Machinery and equipment	3 to 8 years
Furniture and fixtures	5 to 8 years
Leasehold improvements	Lesser of useful life or related lease term
Cinema equipment provided under operating leases	15 years
Buildings and building improvements	Up to 40 years
We capitalize certain costs incurred during the construction phase of a project or asset into construction-in-progress until the construction process is complete. Once the related asset is placed into service, we transfer its carrying value into the appropriate fixed asset category and begin depreciating the value over its useful life.
Cinema Equipment Provided Under Operating Leases.  We account for our cinema equipment installed at third party sites under collaborative or other arrangements as operating leases, and depreciate these assets on a straight-line basis over their estimated useful life.

Internal Use Software.  We account for the costs of computer software developed for internal use by capitalizing costs of materials and external consultants. These costs are included in PP&E, net of accumulated amortization in our consolidated balance sheets. Our capitalized internal use software costs are typically amortized on a straight-line basis over estimated useful lives of three to five years. Costs incurred during the preliminary project and post-implementation stages are charged to expense.
Goodwill, Intangible Assets, and Long-Lived Assets
We test goodwill for impairment annually during our third fiscal quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Pursuant to the provisions of FASB's accounting standard (ASU 2011-08), we perform a qualitative assessment as a determinant for whether the two-step annual goodwill impairment test should be performed.
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
We completed our annual goodwill impairment assessment for fiscal 2015 in the fiscal quarter ended June 26, 2015 at which time the consolidated balance of goodwill totaled $312.5 million. We determined, after performing a qualitative review for each of our separate reporting units, that it is more likely than not that the fair value of each of our reporting units substantially exceeds their respective carrying amounts. Accordingly, there was no indication of impairment, and the two-step goodwill impairment test was not required. We did not incur any goodwill impairment losses in either fiscal 2015, 2014 or 2013.
Intangible assets are stated at their original cost less accumulated amortization, and those with definite lives are amortized over their estimated useful lives. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships and contracts, the majority of which are amortized on a straight-line basis over their useful lives using a range from three to seventeen years.
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
Multiple Element Arrangements.  Some of our revenue arrangements include ME, such as hardware, software, maintenance and other services. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is both probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement fees are allocated to this combined single unit. If the unit separation criteria are met, we account for each element within a ME arrangement separately, whereby the total arrangement fees are allocated to each element based on its relative selling price, which we establish using a selling price hierarchy. We determine the selling price of each element based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available.

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

▪
The third element is the right to receive specified upgrades, which is included with the purchase of the hardware element and is typically delivered when a specified upgrade is available, subsequent to the initial sale. Under revenue recognition accounting standards, sales of our digital cinema servers typically result in the allocation of a substantial majority of the arrangement fees to the delivered hardware element based on its ESP, which we recognize as revenue at the time of sale once delivery has occurred. A small portion of the arrangement fee is allocated to the undelivered support and maintenance element, and when applicable, to the undelivered specified upgrade element based on the VSOE or ESP of each element. The portion of the arrangement fees allocated to the support and maintenance element are recognized as revenue ratably over the estimated service period, and the portion of the arrangement fees allocated to specified upgrades are recognized as revenue upon delivery of the upgrade.

▪
The fourth element is the right to receive commissioning services performed solely in connection with our digital servers necessary for the installation of Dolby Atmos-enabled theaters. These services consist of the review of venue designs specifying proposed speaker placement, as well as calibration services performed for installed speakers to ensure optimal playback. A small portion of the arrangement fee is allocated to these services based on their ESP which we recognize as revenue once the services have been completed.

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
In certain cases, our arrangements require the licensee to pay a fixed fee for the right to distribute units in the future. These fees are generally recognized upon contract execution, unless the arrangement includes contingency terms wherein we assess the totality of the existing facts and circumstances and conclude upon an accounting treatment thereon, or is considered a ME arrangement.
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
We generate the majority of our licensing revenue through our licensing contracts with OEMs ("system licensees") and implementation licensees. Our revenue recognition policies for each of these arrangements are summarized below.
Licensing to system licensees.  We license our technologies to system licensees who manufacture consumer electronics products and, in return, the system licensee pays us a royalty generally for each unit shipped that incorporates our technologies. Royalties from system licensees are generally recognized upon receipt of a royalty report from the licensee and when all other revenue recognition criteria have been met. In certain cases, our arrangements require the licensee to pay up-front, non-refundable royalties for units they may distribute in the future. These up-front fees are generally recognized upon contract execution, unless the arrangement includes extended payment terms or is considered a ME arrangement. In addition, in some cases we receive initial license fees for our technologies and provide post-contract support. In these cases we recognize the initial fees ratably over the expected support term.
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
Recovery Payments From Licensees.   Licensing revenue recognized in any given quarter may include recovery payments representing back payments and/or settlements from licensees. These payments arise as a result of ongoing collection efforts as well as activities aimed at identifying potential unauthorized uses of our technologies. Although such collections have become a recurring part of our business, we cannot predict the timing or magnitude of such payments with certainty.
Back payments represent incremental royalties that relate to amounts not previously reported by licensees under existing licensing agreements. Consistent with the manner in which royalty revenue is recognized, we recognize reported back payments as revenue in either the period the fee becomes due and payable, or when collectability is deemed probable, whichever is later.
Settlements represent new agreements under which a third party has agreed to remit payments to us based on past use of our technology. We recognize settlements as revenue in the period in which all revenue recognition criteria have been met. Generally, settlement fees are deemed to be fixed or determinable upon execution of the settlement agreement, provided such agreement contains no contingency terms. If we are unable to determine that collectability is probable based on an evaluation of a customer's creditworthiness, we recognize revenue upon the receipt of cash, provided the other revenue recognition criteria have been met.
Legal costs associated with back payments and settlements from licensees are classified as S&M in our consolidated statements of operations.
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
Collaborative Arrangements.  In partnership with established cinema exhibitors, we launched Dolby Cinema, a branded premium cinema offering for movie audiences. Under such collaborations, Dolby and the exhibitor are both active participants, and are equally exposed to significant risks and rewards. Accordingly, these collaborations are governed by revenue sharing arrangements under which Dolby receives a fee based on theatrical box-office revenues in exchange for the use of our imaging and sound technologies, the use of our equipment at the exhibitor’s venue, as well as the use of our proprietary designs and corporate branding. Dolby's share of revenue, which is contingent upon ticket sales, is recognized when all revenue recognition criteria are met in accordance with ASC 605-45, Principal Agent Considerations and ASC 605, Revenue Recognition, being on receipt of quarterly box office reports from exhibitors, and on determining that collectability is probable. We recognize our share of ticket sales as services revenue in our consolidated statements of operations.
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
Advertising and Promotional Costs
Advertising and promotional costs are charged to S&M expense as incurred. Our advertising and promotional costs were as follows (in thousands):

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Advertising and promotional costs	$46,202	$37,895	$32,834
Foreign Currency Activities
Foreign Currency Translation.  We maintain business operations in foreign countries. We translate the assets and liabilities of our international subsidiaries, the majority of which are denominated in non-U.S. dollar functional currencies, into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses of these subsidiaries are translated using the average rates for the period. Gains and losses from these translations are included in AOCI within stockholders’ equity.

Foreign Currency Transactions.  Certain of our foreign subsidiaries transact in currencies other than their functional currency. Therefore, we re-measure non-functional currency assets and liabilities of these subsidiaries using exchange rates at the end of each period. As a result, we recognize foreign currency transaction and re-measurement gains and losses, which are recorded within other income, net in our consolidated statements of operations. These gains/(losses) were as follows (in thousands):

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Foreign currency transaction gains/(losses)	$(142)	$498	$73
Foreign Currency Exchange Risk.  In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income/(expense), net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 25, 2015 and September 26, 2014, the outstanding derivative instruments had maturities of 38 days or less and the total notional amounts of outstanding contracts were $22.3 million and $22.9 million, respectively. The fair values of these contracts were nominal as of September 25, 2015 and September 26, 2014, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets.
Income Taxes
We use the asset and liability method, under which deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities, and NOL carryforwards are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is additionally dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment, and record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.
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
Repatriation of Undistributed Foreign Earnings.  Beginning in fiscal 2010, we initiated a policy election to indefinitely reinvest a portion of the undistributed earnings of certain foreign subsidiaries with operations outside of the U.S. We consider the earnings of these foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs, and our specific plans for reinvestment of those subsidiary earnings. A majority of the amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs in order to fund operations and other growth of our foreign subsidiaries and acquisitions.
Sales Tax.  We account for sales tax on a net basis by excluding sales tax from our revenue.
Withholding Taxes.  We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities, and for which we receive a partial foreign tax credit in our income tax provision. The foreign current tax includes this withholding tax expense while the appropriate foreign tax credit benefit is included in current federal and foreign taxes.
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
Adopted Standards
All recently pronounced accounting standards applicable to, and adopted by Dolby have been previously disclosed as part of a quarterly or annual filing from prior periods. Accounting pronouncements that were adopted and disclosed in prior periods have not had a significant impact on our consolidated financial statements or notes thereto, and have not resulted in a change to our significant accounting policies. Furthermore, there have not been any changes to our significant accounting policies from those that were described in our Form 10-K for the prior fiscal year ended September 26, 2014.
Standards Not Yet Effective
Revenue Recognition.  In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new standard will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective, and may also impact the accounting for certain direct costs associated with revenues. The new standard is effective for us on September 29, 2018. Early adoption is permitted one year earlier. The new standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.
Consolidation.  In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP. Among others, the ASU significantly amends how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion. The amendments in this Update are effective for us on October 1, 2016. Early adoption is permitted, including adoption in an interim period. We have not yet selected the timing, the transition method or determined the effect of the standard on our ongoing financial reporting.
Inventory.  In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which affects reporting entities that measure inventory using first-in, first-out (FIFO) or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update are effective for us on September 30, 2017, and early adoption is permitted. We are currently evaluating the impact of adoption on our consolidated financial statements.
Business Combinations.  In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new guidance simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization, and other items resulting from the change to the provisional amounts. The new guidance is effective for us on October 1, 2016. We are currently evaluating the impact of adoption on our consolidated financial statements.
Balance Sheet Classification - Deferred Taxes.  In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The new standard will require that we classify all deferred tax assets and liabilities as non-current. The new standard is effective for us on September 30, 2017, though early adoption is permitted as of the beginning of an earlier interim or annual reporting period. We have not yet selected the timing or the transition method of the standard on our ongoing financial reporting.

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of September 25, 2015 and September 26, 2014 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

Accounts Receivable, Net	September 25, 2015	September 26, 2014
Trade accounts receivable	$94,559	$78,189
Accounts receivable from patent administration program customers	8,546	9,594
Accounts receivable, gross	103,105	87,783
Less: allowance for doubtful accounts	(1,542)	(1,615)
Total	$101,563	$86,168

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Operations	Deductions	Balance at End of Fiscal Year
For fiscal year ended:
September 27, 2013	$956	$(174)	$(268)	$514
September 26, 2014	514	1,119	(18)	1,615
September 25, 2015	1,615	33	(106)	1,542
Inventories

Inventories	September 25, 2015	September 26, 2014
Raw materials	$3,246	$1,013
Work in process	3,279	47
Finished goods	7,347	7,476
Total	$13,872	$8,536
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $1.4 million and $1.7 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of September 25, 2015 and September 26, 2014, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

Prepaid Expenses And Other Current Assets	September 25, 2015	September 26, 2014
Prepaid expenses	$13,680	$11,665
Other current assets	7,525	7,152
Income tax receivable	10,826	4,063
Total	$32,031	$22,880
Other current assets as of September 25, 2015 and September 26, 2014 includes the carrying value of $0.9 million and $1.0 million, respectively, of land and building that is currently held for sale. Management has committed to a plan to sell the property and expects to do so within the next twelve months. For additional information, see Note 5 "Property, Plant & Equipment" to our consolidated financial statements.
Accrued Liabilities

Accrued Liabilities	September 25, 2015	September 26, 2014
Accrued royalties	$1,951	$2,526
Amounts payable to patent administration program partners	40,466	43,438
Accrued compensation and benefits	70,317	71,677
Accrued professional fees	6,523	6,162
Other accrued liabilities	50,050	34,573
Total	$169,307	$158,376

Other accrued liabilities include the accrual for unpaid PP&E additions of $21.9 million and $8.7 million as of September 25, 2015 and September 26, 2014, respectively.
Other Non-Current Liabilities

Other Non-Current Liabilities	September 25, 2015	September 26, 2014
Supplemental retirement plan obligations	$2,400	$2,409
Non-current tax liabilities	62,843	30,715
Other liabilities	11,781	10,591
Total	$77,024	$43,715
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

Our cash and investment portfolio, which is recorded as cash equivalents and both short and long-term investments, consists of the following:

	September 25, 2015
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$511,736			$511,736
Cash equivalents:
Money market funds	19,014			19,014	19,014
Corporate bonds	1,176			1,176		1,176
Cash and cash equivalents	531,926	—	—	531,926	19,014	1,176	—

Short-term investments:
Government bonds	2,000	1	—	2,001	2,001
Commercial paper	6,478	—	—	6,478		6,478
Corporate bonds	86,543	46	(11)	86,578		86,578
Municipal debt securities	43,746	98	—	43,844		43,844
Short-term investments	138,767	145	(11)	138,901	2,001	136,900	—

Long-term investments:
U.S. agency securities	1,999	1	—	2,000	2,000
Government bonds	30,505	19	(17)	30,507	30,507
Corporate bonds	167,394	138	(392)	167,140		167,140
Municipal debt securities	117,552	189	(60)	117,681		117,681
Other long-term investments (1)	2,961	726	—	3,687	726
Long-term investments	320,411	1,073	(469)	321,015	33,233	284,821	—

Total cash, cash equivalents, and investments	$991,104	$1,218	$(480)	$991,842	$54,248	$422,897	$—

Investments held in supplemental retirement plan:
Assets	2,498			2,498	2,498
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	2,498			2,498	2,498
Included in accrued liabilities & other non-current liabilities

Contingent consideration related to acquisition:
Liabilities	95			95			95
Included in accrued liabilities

(1)
Other long-term investments as of September 25, 2015 include a marketable equity security of $0.7 million, and other investments that are not carried at fair value including an equity method investment of $0.5 million and two cost method investments of $2.0 million and $0.5 million.

	September 26, 2014
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$564,745			$564,745
Cash equivalents:
Money market funds	1,727			1,727	1,727
Commercial paper	2,000			2,000		2,000
Cash and cash equivalents	568,472	—	—	568,472	1,727	2,000	—

Short-term investments:
U.S. agency securities	35,443	5	(3)	35,445	35,445
Commercial paper	21,788	—	—	21,788		21,788
Corporate bonds	56,106	81	(10)	56,177		56,177
Municipal debt securities	117,606	197	(5)	117,798		117,798
Short-term investments	230,943	283	(18)	231,208	35,445	195,763	—

Long-term investments:
U.S. agency securities	31,980	19	(6)	31,993	31,993
Corporate bonds	117,063	226	(80)	117,209		117,209
Municipal debt securities	146,337	326	(30)	146,633		146,633
Other long-term investments (1)	500	—	—	500
Long-term investments	295,880	571	(116)	296,335	31,993	263,842	—

Total cash, cash equivalents, and investments (1)	$1,095,295	$854	$(134)	$1,096,015	$69,165	$461,605	$—

Investments held in supplemental retirement plan:
Assets	2,507	—	—	2,507	2,507
Included in prepaid expenses and other current assets & other non-current assets

Liabilities	2,507	—	—	2,507	2,507
Included in accrued liabilities & other non-current liabilities

(1)	Other long-term investments as of September 26, 2014 include a cost method investment of $0.5 million that was made during fiscal 2014 and which is not carried at fair value.
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

Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our available-for-sale securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those available-for-sale securities that were in an unrealized loss position as of September 25, 2015 and September 26, 2014 (in thousands):

	September 25, 2015		September 26, 2014
Investment Type	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)
U.S. agency securities	$19,005	$(17)	$31,930	$(9)
Corporate bonds	148,034	(403)	78,166	(90)
Municipal debt securities	35,476	(60)	55,979	(35)
Total	$202,515	$(480)	$166,075	$(134)

(1)	Our available-for-sale securities in an unrealized loss position were in such position for less than twelve months as of both September 25, 2015 and September 26, 2014.
Although we had certain securities that were in an unrealized loss position as of September 25, 2015, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at September 25, 2015 or September 26, 2014 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within our investment portfolio based on stated maturities as of September 25, 2015 and September 26, 2014, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets:

	September 25, 2015		September 26, 2014
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$158,957	$159,090	$232,944	$233,208
Due in 1 to 2 years	173,571	173,577	179,177	179,536
Due in 2 to 3 years	143,879	143,752	116,204	116,299
Total	$476,407	$476,419	$528,325	$529,043

5. Property, Plant & Equipment
PP&E are recorded at cost, with depreciation expense included in cost of products, cost of services, R&D, S&M and G&A expenses in our consolidated statements of operations. Depreciation expense was $48.2 million, $38.1 million and $37.4 million in fiscal 2015, 2014, and 2013, respectively.
PP&E consist of the following (in thousands):

Property, Plant And Equipment	September 25, 2015	September 26, 2014
Land	$43,537	$45,842
Buildings and building improvements	248,390	61,712
Leasehold improvements	61,455	56,665
Machinery and equipment	70,143	47,639
Computer systems and software	136,666	108,225
Furniture and fixtures	25,489	13,540
Cinema equipment provided under operating leases	7,638	—
Construction-in-progress	11,448	127,569
Property, plant and equipment, gross	604,766	461,192
Less: accumulated depreciation	(201,675)	(171,437)
Property, plant and equipment, net	$403,091	$289,755
Purchase Of 1275 Market Commercial Office Building In San Francisco, CA.    During fiscal 2012, we purchased commercial office property in San Francisco, California for $109.8 million of which we allocated $35.5 million and $74.3 million to the land and building, respectively. As of September 26, 2014, construction-in-progress included both the book value of the building and costs for ongoing construction. Following our partial occupation of the building during the first quarter of fiscal 2015, we completed work for the occupation of the building as our new worldwide headquarters in the fourth quarter of fiscal 2015. As of September 25, 2015, construction-in-progress only included costs for ongoing construction on ancillary facilities.

Sale Of Properties In U.K.    During fiscal 2014, we sold the land and building from one of our properties located in Wootton Bassett, U.K for $3.3 million. In connection with the sale, we recognized a gain of $0.4 million within other income/(expense), net in our consolidated statements of operations. Prior to sale, the carrying value of both the land and building sold as part of this transaction as well as a parcel of adjacent land not part of the sale were classified as held for sale and included in other current assets as management had previously committed to a plan to sell these properties. Management still intends to sell the remaining unsold parcel of land within the next twelve months, and will therefore continue to classify it as held for sale. Accordingly, other current assets as of September 25, 2015 includes the carrying value of this parcel of land of $0.9 million.

Purchase Of Commercial Office Building In Sunnyvale, CA.    During fiscal 2014, we purchased a commercial office building in Sunnyvale, California for $19.7 million that we had been occupying under a 7.5 year lease that had not yet run its full term. The amount capitalized as the building’s carrying value is comprised of the amount allocated to the building from the acquisition price in addition to the carrying value of existing leasehold improvements, less existing lease-related liabilities.

Sale of Ownership Interest in Affiliated Entity.    During fiscal 2015, we entered into an Agreement with entities affiliated with the Dolby to sell our ownership interest in Dolby Properties, LLC. For additional details, see Note 16, “Related Parties."

6. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 27, 2013	$279,724
Translation adjustments	(2,150)
Balance at September 26, 2014	$277,574
Acquired goodwill (1)	37,094
Translation adjustments	(6,960)
Balance at September 25, 2015	$307,708

(1)	Total initial acquired goodwill recorded during fiscal 2015 consists of $36.4 million from the acquisition of Doremi and $0.7 million from an immaterial acquisition.
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization. Intangible assets subject to amortization consist of the following (in thousands):

	September 25, 2015			September 26, 2014
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$172,787	$(74,398)	$98,389	$99,262	$(61,678)	$37,584
Customer relationships	56,933	(28,275)	28,658	30,717	(22,739)	7,978
Other intangibles	22,564	(22,104)	460	38,694	(20,556)	18,138
Total	$252,284	$(124,777)	$127,507	$168,673	$(104,973)	$63,700
During fiscal 2015 and 2014, we purchased various patents and developed technology for cash consideration of $37.4 million and $38.0 million, and upon acquisition, these intangible assets had a weighted-average useful life of 18.0 years and 13.6 years, respectively. These acquisitions facilitate our R&D efforts, technologies and potential product offerings.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D and S&M expenses in our consolidated statements of operations. Amortization expense was $21.0 million, $15.1 million and $15.8 million in fiscal 2015, 2014, and 2013, respectively. As of September 25, 2015, expected amortization expense of our intangible assets in future periods is as follows (in thousands):

Fiscal Year	Amortization Expense
2016	$17,533
2017	14,647
2018	9,784
2019	9,657
2020	9,775
Thereafter	66,111
Total	$127,507

7. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options, RSUs and SARs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At September 25, 2015, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At September 25, 2015, we had 50,291,426 shares of Class A common stock and 50,743,311 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
Stock Incentive Plans
2000 Stock Incentive Plan.    Effective October 2000, we adopted the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan, as amended, provides for the issuance of incentive and non-qualified stock options to our employees, directors, and consultants to purchase up to 15.1 million shares of Class B common stock. Under the terms of this plan, options became exercisable as established by the Board of Directors (ratably over four years), and expire ten years after the date of the grant. Options issued under the plan were made at their grant-date fair market value. Subsequent to fiscal 2005, no further options were granted under this plan. The 2000 Stock Incentive Plan terminated on October 1, 2010 and no shares of our common stock remained available for future issuance under that plan other than pursuant to outstanding options. During fiscal 2015, the remaining options outstanding under this plan were exercised. As of September 25, 2015, there were no outstanding options to purchase shares of Class B common stock.
2005 Stock Plan.    In January 2005, our stockholders approved our 2005 Stock Plan, which our Board of Directors adopted in November 2004. The 2005 Stock Plan became effective on February 16, 2005, the day prior to the completion of our IPO. Our 2005 Stock Plan, as amended and restated, provides for the ability to grant ISOs, NQs, restricted stock, RSUs, SARs, deferred stock units, performance units, performance bonus awards and performance shares. A total of 29.0 million shares of our Class A common stock is authorized for issuance under the 2005 Stock Plan. For awards granted prior to February 2011, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as two shares for every one share returned. For those awards granted from February 2011 onward, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as 1.6 shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as 1.6 shares for every one share returned.
Stock Options.    Stock options are generally granted at fair market value on the date of grant. Options granted to employees and officers prior to June 2008 generally vest over four years, with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or 3 months after termination of service. Options granted to employees and officers from June 2008 onward generally vest over four years, with 25% of the shares subject to the option becoming exercisable on the one-year anniversary of the grant date and the balance of the shares vesting in equal monthly installments over the following 36 months. These options expire on the earlier of 10 years after the date of grant or 3 months after termination of service. All options granted vest over the requisite service period and upon the exercise of stock options, we issue new shares of Class A common stock under the 2005 Stock Plan and new shares of Class B common stock under the 2000 Stock Incentive Plan. Our 2005 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria.
The following tables summarize information about stock options issued under our 2000 Stock Incentive Plan and 2005 Stock Plan. As mentioned above, all remaining options outstanding to purchase shares of our Class B common stock were exercised during fiscal 2015, and therefore there were no outstanding options to purchase shares of Class B common stock as of September 25, 2015. Accordingly, all outstanding options as of September 25, 2015 shown within the table below (including those vested and exercisable) relate to shares of our Class A common stock.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 26, 2014	7,611	$32.96
Grants	2,573	42.45
Exercises	(717)	28.14
Forfeitures and cancellations	(632)	36.67
Options outstanding at September 25, 2015	8,835	35.85	7.2	$8,591
Options vested and expected to vest at September 25, 2015	8,438	35.57	7.1	8,582
Options exercisable at September 25, 2015	4,527	$32.35	5.8	7,856

(1)	Aggregate intrinsic value is based on the closing price of our common stock on September 25, 2015 of $31.40 and excludes the impact of options that were not in-the-money.
The following table summarizes information about stock options outstanding and exercisable at September 25, 2015:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$13.90 - $24.59	22	0.5	$18.39	22	$18.39
$24.60 - $28.90	1,876	4.7	27.82	1,779	27.81
$28.91 - $33.40	1,647	6.7	30.48	1,145	30.42
$33.41 - $37.33	248	6.3	35.09	154	34.70
$37.34 - $47.45	4,981	8.4	40.55	1,366	38.94
$47.46 - $58.07	41	3.6	49.00	41	49.00
$58.08 - $62.29	20	5.2	59.69	20	59.69
	8,835			4,527
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs which vest based on the satisfaction of specific performance criteria, although no such awards have been granted as of September 25, 2015. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.

The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 26, 2014	2,903	$35.79
Granted	1,322	41.89
Vested	(1,108)	31.37
Forfeitures	(287)	32.25
Non-vested at September 25, 2015	2,830	$40.73
The fair value as of the respective vesting dates of RSUs was as follows (in thousands):

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Restricted stock units - vest date fair value	$45,175	$40,810	$27,013
Stock Appreciation Rights.    We have previously granted SARs to certain of our foreign employees. These awards are settled in cash rather than stock, and are classified as liability awards. This liability is classified within other non-current liabilities in our consolidated balance sheets.
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
Expected Stock Price Volatility.    The expected volatility represents the estimated volatility in the price of our common stock over a time period that approximates the expected term of the awards, and is determined using a blended combination of historical and implied volatility. Historical volatility is representative of the historical trends in our stock price for periods preceding the measurement date for a period that is commensurate with the expected term. Implied volatility is based upon externally traded option contracts of our common stock.
Dividend Yield.    The dividend yield is based on our anticipated dividend payout over the expected term of our option awards. Aside from a special cash dividend paid in fiscal 2013 that was considered a one-time occurrence, the expected dividend yield for all option awards granted up until our fiscal year ended September 26, 2014, was zero. This reflected management’s intention that no dividends would be paid. As described within Part II, Item 5 "Market For

Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities", we announced that our Board of Directors approved the initiation of a quarterly dividend to its stockholders on October 23, 2014. Dividend declarations and the establishment of future record and payment dates are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of our stockholders. The dividend policy may be changed or canceled at the discretion of the Board of Directors at any time.
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Expected term (in years)	4.64	4.58	4.37
Risk-free interest rate	1.5%	1.4%	0.5%
Expected stock price volatility	29.6%	32.0%	40.1%
Dividend yield	0.9%	—%	—%
The following table summarizes the weighted-average fair value (per share) of stock options granted and the total intrinsic value of stock options exercised (in thousands):

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Stock options granted - weighted-average grant date fair value	$10.54	$11.11	$10.23
Stock options exercised - intrinsic value	8,546	15,300	3,781
Compensation Expense
Stock-based compensation expense for equity awards granted to employees is determined by estimating their fair value on the date of grant, and recognizing that value as an expense on a straight-line basis over the requisite service period in which our employees earn the awards. Compensation cost recorded in our consolidated statements of operations related to these equity awards is recognized net of estimated forfeitures, which reduces the gross value of awards such that compensation expense included within our consolidated financial statements reflects our estimate of the number of share-based payment awards that will actually eventually vest.
Our methodology used to derive estimated forfeiture rates is based on an evaluation of historical forfeitures. We revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from our estimates. Beginning in fiscal 2015, we revised the method under which we estimate forfeitures. The impact of this change in estimate was not material. The estimated forfeiture rates used for awards granted were 9.98% in fiscal 2015 and 6.13% in fiscal 2014 and fiscal 2013, respectively.
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands).
Compensation Expense - By Award Type

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Compensation Expense - By Type
Stock options	$22,972	$19,680	$21,334
Restricted stock units	40,332	42,221	39,644
Employee stock purchase plan	3,765	3,779	3,350
Total stock-based compensation	67,069	65,680	64,328
Benefit from income taxes	(19,606)	(19,315)	(19,316)
Total stock-based compensation, net of tax	$47,463	$46,365	$45,012
Compensation Expense - By Income Statement Line Item Classification

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Compensation Expense - By Classification
Cost of products	$949	$812	$765
Cost of services	457	402	387
Research and development	18,682	18,510	17,117
Sales and marketing	24,283	23,236	21,507
General and administrative	22,698	22,720	22,685
Restructuring	—	—	1,867
Total stock-based compensation	67,069	65,680	64,328
Benefit from income taxes	(19,606)	(19,315)	(19,316)
Total stock-based compensation, net of tax	$47,463	$46,365	$45,012
The tax benefit that we recognize from certain exercises of ISOs and shares issued under our ESPP are excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Tax benefit - stock option exercises & shares issued under ESPP	$328	$538	$417
Unrecognized Compensation Expense.    At September 25, 2015, total unrecorded compensation expense associated with employee stock options expected to vest was $38.5 million, which is expected to be recognized over a weighted-average period of 2.4 years. At September 25, 2015, total unrecorded compensation expense associated with RSUs expected to vest was $73.9 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Special Dividend and Equity Award Modification
During the first quarter of fiscal 2013, our Board of Directors declared a special dividend of $4.00 per share on our Class A and Class B common stock. Payment of the dividend was also made during the first quarter of fiscal 2013, and based on the 102,051,386 shares of Class A and Class B common stock outstanding as of the December 27, 2012 record date, the total dividend payment amounted to $408.2 million.
In connection with the declaration of this dividend in the first quarter of fiscal 2013, we adjusted the number and exercise price of certain eligible outstanding stock options and SARs granted under our 2005 Stock Plan and 2000 Stock Incentive Plan in a manner intended to preserve the pre-cash dividend economic value of these awards. Eligible awards include stock options and SARs that were granted prior to December 2012 and were outstanding as of the day following the record date, with the exception of stock options held by employees in Australia that were not adjusted due to tax considerations. The modification of these existing awards at the dividend declaration date resulted in a total net incremental compensation cost of approximately $7.9 million, which is being recognized over the vesting periods of the original awards, determined on a grant-by-grant basis, based on the extent to which the awards were vested as of the date of modification. The incremental charge related to all fully-vested awards as of the modification date was recognized immediately in the first quarter of fiscal 2013, while the vesting period for those awards not fully-vested at the time of modification range from one to four years. Of the total incremental charge, $1.1 million, $1.2 million and $4.6 million was recognized in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
Additionally, all outstanding RSUs under the 2005 Stock Plan that were unvested on the day following the record date, including RSUs that were granted on the record date, were modified to allow for the granting of a dividend equivalent (as such term is defined in the 2005 Stock Plan) with respect to each share of our Class A common stock underlying the unvested RSU. The dividend equivalent is payable in cash in a per share amount equal to the per share cash dividend on the same date that the related underlying RSU shares vest. The granting of the dividend equivalent for all outstanding RSUs resulted in a total net incremental compensation cost of approximately $11.9 million, which is being recognized over the remaining vesting periods of the RSUs at the date of modification, determined on a grant-by-grant basis. These vesting periods range from one to four years beginning on the first anniversary of the grant. Of the total incremental charge, $2.4 million, $3.0 million and $4.3 million was recognized in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 25, 2015 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Total	$1,100,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of September 25, 2015, the remaining authorization to purchase additional shares is $152.7 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2015:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 26, 2014	389,500	$16,953	$43.51
Q2 - Quarter ended March 27, 2015	390,000	15,411	39.47
Q3 - Quarter ended June 26, 2015	390,000	15,592	39.96
Q4 - Quarter ended September 25, 2015	1,769,399	59,393	33.55
Total	2,938,899	$107,349

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend
In October 2014, our Board of Directors initiated a recurring quarterly dividend program for our stockholders. The following table summarizes the dividend payments made under the program:

Fiscal Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2014
Q4 - Quarter ended September 26, 2014	October 21, 2014	November 3, 2014	November 20, 2014	$0.10	$10.2 million

Fiscal 2015
Q1 - Quarter ended December 26, 2014	January 19, 2015	February 2, 2015	February 10, 2015	$0.10	$10.3 million
Q2 - Quarter ended March 27, 2015	April 20, 2015	May 4, 2015	May 12, 2015	$0.10	$10.3 million
Q3 - Quarter ended June 26, 2015	July 20, 2015	August 3, 2015	August 11, 2015	$0.10	$10.2 million
Q4 - Quarter ended September 25, 2015	October 19, 2015	November 2, 2015	November 10, 2015	$0.12	$12.1 million

8. Accumulated Other Comprehensive Income
OCI consists of two components: unrealized gains or losses on our available-for-sale marketable investment securities and the gain or loss from foreign currency translation adjustments. Until realized and reported as a component of net income, these comprehensive income items accumulate and are included within AOCI, a subsection within stockholders’ equity in our consolidated balance sheets. Unrealized gains and losses on our investment securities are reclassified from AOCI into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in AOCI.
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Year Ended September 25, 2015			Fiscal Year Ended September 26, 2014
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Balance, beginning of period	$505	$2,509	$3,014	$203	$7,611	$7,814
Other comprehensive income before reclassifications:
Unrealized gains - investment securities	290		290	801		801
Foreign currency translation (losses) (1)		(15,185)	(15,185)		(5,056)	(5,056)
Income tax effect - benefit/(expense)	(87)	864	777	(286)	(46)	(332)
Net of tax	203	(14,321)	(14,118)	515	(5,102)	(4,587)
Amounts reclassified from AOCI into earnings:
Realized (gains) - investment securities (1)	(446)		(446)	(368)		(368)
Income tax effect - expense (2)	88		88	155		155
Net of tax	(358)	—	(358)	(213)	—	(213)
Net current-period other comprehensive income/(loss)	(155)	(14,321)	(14,476)	302	(5,102)	(4,800)
Balance, end of period	$350	$(11,812)	$(11,462)	$505	$2,509	$3,014

(1)
Realized gains or losses from the sale of our available-for-sale investment securities or from foreign currency translation adjustments are included within other income/expense, net in our consolidated statements of operations.

(2)	The income tax benefit or expense is included within provision for income taxes in our consolidated statements of operations.
9. Earnings Per Share
Basic EPS is computed by dividing net income attributable to Dolby Laboratories, Inc. by the number of weighted-average shares of Class A and Class B common stock outstanding during the period. Through application of the treasury stock method, diluted EPS is computed in the same manner, except that the number of weighted-average shares outstanding is increased by the number of potentially dilutive shares from employee incentive plans during the period. Potentially dilutive shares include the hypothetical number of shares issued under the assumed exercise of outstanding stock options, vesting of outstanding RSUs and shares issued under our ESPP.
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

The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$181,390	$206,103	$189,271

Denominator:
Weighted-average shares outstanding—basic	102,354	102,151	101,879
Potential common shares from options to purchase common stock	811	582	287
Potential common shares from restricted stock units	697	899	622
Weighted-average shares outstanding—diluted	103,862	103,632	102,788

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$1.77	$2.02	$1.86
Diluted	$1.75	$1.99	$1.84

Antidilutive awards excluded from calculation:
Stock options	4,270	3,987	5,348
Restricted stock units	127	1,835	1,817

10. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
The components of our income before provision for income taxes were as follows (in thousands):

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
United States	$17,091	$160,839	$155,777
Foreign	228,691	115,260	94,869
Total	$245,782	$276,099	$250,646
The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Current:
Federal	$24,262	$20,533	$30,428
State	130	543	691
Foreign	52,461	52,999	49,003
Total current	76,853	74,075	80,122

Deferred:
Federal	(9,593)	(2,345)	(11,353)
State	(3,686)	(3,544)	(4,748)
Foreign	(1,032)	(807)	(3,677)
Total deferred	(14,311)	(6,696)	(19,778)
Provision for income taxes	$62,542	$67,379	$60,344

Repatriation of Undistributed Foreign Earnings
Beginning in fiscal 2010, we initiated a policy election to indefinitely reinvest a portion of the undistributed earnings of certain foreign subsidiaries with operations outside of the U.S. We consider the earnings of these foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. A majority of the amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs in order to fund operations and other growth of our foreign subsidiaries and acquisitions.
As a result, we have not recorded a deferred tax liability on undistributed earnings of foreign subsidiaries of approximately $513.2 million, which are permanently reinvested outside the U.S. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to federal and state income taxes, less any applicable foreign tax credits and withholding taxes, estimated at approximately $129.4 million as of September 25, 2015. Accordingly, if a determination is made to repatriate some or all of these foreign earnings, we would need to adjust our income tax provision in the period that the determination is made to accrue for taxes payable on earnings that will no longer be indefinitely invested outside the U.S.
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

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Withholding Taxes	$45,372	$47,131	$42,567
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

	Fiscal Year Ended
	September 25, 2015	September 26, 2014
Deferred income tax assets:
Investments	$977	$2,033
Inventories	8,800	3,607
Net operating loss	1,406	2,062
Accrued expenses	16,843	16,759
Stock-based compensation	32,359	30,455
Revenue recognition	52,282	55,453
Intangibles	401	—
Depreciation and amortization	6,443	4,423
Research and development credits	7,977	5,153
Foreign tax credits	11,119	2,854
Translation adjustment	719	—
Other	9,092	8,786
Total gross deferred income tax assets	148,418	131,585
Less: valuation allowance	—	—
Total deferred income tax assets	148,418	131,585

Deferred income tax liabilities:
Translation adjustment	—	(579)
Intangibles	—	(450)
International earnings	(4,646)	(1,960)
Unrealized gain on investments	(493)	(405)
Deferred income tax assets, net	$143,279	$128,191

Deferred Income Tax Assets, Net - Balance Sheet Classification
Current deferred income tax assets	$97,101	$86,445
Long-term deferred income tax assets, net	46,178	41,746
Deferred income tax assets, net	$143,279	$128,191
NOL and Tax Credit Carryforwards
As part of an acquisition in fiscal 2009, we acquired a NOL carryforward for federal and California tax purposes of $9.7 million and $9.6 million, respectively. The losses carried forward for federal and California tax purposes as of September 25, 2015 were $3.9 million and $9.6 million, respectively, and will expire in fiscal 2029 if unused.
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

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	0.7	0.6	0.6
Stock-based compensation expense rate	1.7	1.4	1.3
Research and development tax credits	(3.0)	(1.6)	(3.1)
Tax exempt interest	(0.2)	(0.2)	(0.2)
U.S. manufacturing tax incentives	(0.3)	(2.0)	(2.3)
Foreign rate differential	(9.1)	(8.9)	(4.5)
Foreign reversal of deferred tax liabilities	—	—	(3.0)
Other	0.6	0.1	0.3
Effective tax rate	25.4%	24.4%	24.1%
Our effective tax rate increased from 24.4% in fiscal 2014 to 25.4% in fiscal 2015. Our effective tax rate in fiscal 2015 reflects taxes attributed to the sale of our interest in a U.S.-based jointly-owned real estate entity whose primary asset was a building. This sale had a higher marginal tax rate than our entity-wide blended average. Additionally, our fiscal 2015 effective tax rate increased due to reduced benefits from U.S. manufacturing tax incentive deductions, offset by a discrete benefit from federal R&D tax credits that were retroactively reinstated for the 2014 calendar year only. In addition, our effective tax rate in fiscal 2015 reflects a benefit from a higher proportion of our overall earnings being attributable to lower tax-rate jurisdictions.
Our effective tax rate increased from 24.1% in fiscal 2013 to 24.4% in fiscal 2014. Our effective tax rate in fiscal 2014 reflects reduced benefits from federal R&D tax credits that were retroactively reinstated in January 2013 and which expired in December 2013. Additionally, we received a benefit to our effective tax rate in fiscal 2014 related to the re-organization of a foreign subsidiary which resulted in the release of certain deferred tax liabilities. The overall increase in the rate was partially offset by the fact that our effective tax rate in fiscal 2014 reflects a higher proportion of our overall earnings being attributable to lower tax-rate jurisdictions.
Uncertain Tax Positions
As of September 25, 2015, the total amount of gross unrecognized tax benefits was $65.2 million, of which $53.0 million, if recognized, would reduce our effective tax rate. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets. Over the next twelve months, we estimate that this amount will be reduced by $1.0 million and $8.4 million as a result of the expiration of certain statute of limitations and expected settlement of ongoing audits, respectively. Aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Balance at beginning of year	$31,351	$32,468	$16,880
Gross increases - tax positions taken during prior years	507	333	9,082
Increases in balances related to tax positions taken during current year	34,293	2,916	10,422
Lapse of statute of limitations	(990)	(4,366)	(3,064)
Settlements	—	—	(852)
Balance at end of year	$65,161	$31,351	$32,468
Classification of Interest and Penalties
We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision. In fiscal 2015, our current tax provision was increased by interest expense of $0.6 million and reduced by penalties of $0.4 million, while in fiscal 2014, our current tax provision was increased by interest expense of $0.7 million and reduced by penalties of $0.5 million. Accrued interest and penalties are included within the related tax liability line item in our consolidated balance sheets. Our accrued interest and penalties on unrecognized tax benefits as of September 25, 2015 and September 26, 2014 were as follows (in thousands):

	Fiscal Year Ended
	September 25, 2015	September 26, 2014
Accrued interest	$2,977	$2,390
Accrued penalties	589	1,022
Total	$3,566	$3,412
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. We file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The Internal Revenue Service (“IRS”) is currently examining our tax filings from the 2011 and 2012 fiscal years. In addition, we are currently under audit by the State of California for the 2007 through 2011 fiscal years. In other major states and major foreign jurisdictions, the fiscal years subsequent to 2012 and 2008, respectively, remain open and could be subject to examination by the taxing authorities.
Management does not believe that the outcome of any ongoing examination will have a material impact on our financial statements. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If resolution of any tax issues addressed in our current audits are done in a manner inconsistent with management’s expectations, we could be required to adjust our tax provision for income taxes in the period such resolution occurs.

11. Restructuring
Fiscal 2014 Restructuring Plan.    In October 2013, we implemented a plan to reorganize and consolidate certain activities and positions within our global business infrastructure. As a result, we recorded $3.3 million in restructuring costs during fiscal 2014, representing severance and other related benefits offered to approximately 50 employees that were affected as a result of this action. The table presented below summarizes changes in restructuring accruals under this plan, and reflects the completion of activity during the first quarter of fiscal 2015 (in thousands):

Severance and associated costs
Restructuring charges	$3,301
Cash payments	(3,164)
Non-cash and other adjustments	9
Balance at September 26, 2014	$146
Restructuring (credits)	(39)
Cash payments	(10)
Non-cash and other adjustments	(97)
Balance at September 25, 2015	$—
Fiscal 2013 Restructuring Program.    In April 2013, we implemented a plan to reorganize certain activities and personnel within our marketing function under a strategic restructuring program, and as a result, recognized $5.9 million in restructuring costs during fiscal 2013. This charge included $2.8 million in severance and other related benefits offered to 36 employees that were affected as a result of this action and $1.9 million of stock-based compensation expense for previously awarded grants that vested through the second quarter of fiscal 2014 pursuant to their original vesting schedule. Expenses of $1.2 million associated with the exit of a facility leased from our principal stockholder in Wootton Basset, U.K. are also included in restructuring charges in the fiscal 2013 consolidated statements of operations.
During fiscal 2014, we recognized a $0.7 million credit representing the release of a facility exit obligation accrued under this plan following the sale of certain property located in Wootton Bassett, U.K. Changes in restructuring accruals under the fiscal 2013 restructuring program were as follows (in thousands):

	Severance and associated costs	Facilities and contract termination costs	Total
Restructuring charges	$4,723	$1,151	$5,874
Cash payments	(2,097)	(108)	(2,205)
Other non-cash adjustments	(1,832)	—	(1,832)
Balance at September 27, 2013	$794	$1,043	$1,837
Restructuring (credits)	—	(898)	(898)
Cash payments	(794)	—	(794)
Other non-cash adjustments	—	(145)	(145)
Balance at September 26, 2014	$—	$—	$—
Accruals for restructuring charges are included within accrued liabilities in our consolidated balance sheets while restructuring charges are included within restructuring charges in our consolidated statements of operations.

12. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of September 25, 2015 (in thousands):

	Payments Due By Fiscal Period
	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Naming rights	$7,525	$7,619	$7,715	$7,811	$7,909	$102,980	$141,559
Donation commitments	—	6,045	67	67	67	738	6,984
Operating leases	11,605	10,695	9,161	8,088	7,565	30,683	77,797
Purchase obligations	10,933	823	—	—	—	—	11,756
Total	$30,063	$25,182	$16,943	$15,966	$15,541	$134,401	$238,096
Naming Rights.     In fiscal 2012, we entered into an agreement for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards. The term of the agreement is 20 years, over which we will make payments on a semi-annual basis. Our payment obligations are conditioned in part on the Academy Awards being held and broadcast from the Dolby Theatre.
Donation Commitments.     During fiscal 2014, we entered into a non-cancelable obligation to donate and install imaging and audio products to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California, and provide maintenance services for fifteen years from its expected opening date in 2017.
Operating Leases.     Operating lease payments represent our commitments for future minimum rent made under non-cancellable leases for office space, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries. The following table summarizes information about our total rental expenses under operating leases, including the portion of this total rent expense which is payable to our principal stockholder (in thousands):

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Total rent expense	$15,349	$14,278	$13,092
Rent expense payable to principal stockholder	3,136	2,125	1,375
Purchase Obligations.     Purchase obligations primarily consist of our commitments made under agreements to purchase goods and services for purposes that include IT and telecommunications, marketing and professional services, and manufacturing and other R&D activities.
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

13. Acquisitions
Doremi Technologies.
On October 31, 2014 ("acquisition date"), we completed our acquisition of all outstanding interests of Doremi Technologies LLC ("Doremi"), a privately held company, and certain assets related to the business of Doremi from Doremi Labs, Inc. and Highlands Technologies SAS (the “Doremi-related assets”). Doremi was a leading developer and manufacturer of digital cinema servers and the acquisition is expected to accelerate the delivery and deployment of innovative solutions to exhibitors. Doremi's operating results from the acquisition date through September 25, 2015 are included in our consolidated financial statements for fiscal 2015. However, these results did not have a material impact on our total consolidated revenues or net income for the period, and accordingly, we have not provided pro forma information.
We acquired Doremi and the Doremi-related assets for cash consideration of $98.4 million, and up to an additional $20.0 million in contingent consideration that may be earned over a four-year period following the closing of the acquisition. We estimated the fair value of contingent consideration by applying a discounted and probability-weighted approach to potential shipments of specified products during the four years following the acquisition date. Upon acquisition, we recorded $0.7 million as a contingent consideration liability that, along with cash paid to the sellers of $98.4 million in the first quarter of fiscal 2015, comprise the purchase price of $99.1 million.
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

We incurred acquisition-related costs of $0.4 million and $5.9 million during fiscal 2015 and 2014, respectively. These costs were included in G&A expenses in our consolidated statements of operations.
During the fourth quarter of fiscal 2015, we reduced the value of acquired goodwill by $3.3 million to reflect an immaterial adjustment to amounts initially recorded as part of purchase accounting in the first quarter of fiscal 2015. The impact of the adjustment also resulted in a decrease in compensation expense of $1.65 million and an increase in accrued liabilities by $1.65 million. Additionally, based on current estimates, the fair value of the contingent consideration liability was remeasured from $0.7 million to $0.1 million as of September 25, 2015.

14. Operating Segments & Geographic Information
Operating Segments.    Operating segments are defined as components of an enterprise for which separate financial information is available, and which are evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer. Reporting segments are operating segments exceeding specified revenue, profit or loss, or asset thresholds for which separate disclosure of information is necessary.
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
Geographic Information.    Revenue by geographic region, which was determined based on the location of our licensees’ headquarters for licensing revenue, the destination to which we ship our products for products revenue, and the location where we perform our services for services revenue, was as follows (in thousands):

	Fiscal Year Ended
Location	September 25, 2015	September 26, 2014	September 27, 2013
United States	$276,733	$316,256	$255,956
International	693,905	643,920	653,718
Total revenue	$970,638	$960,176	$909,674
The concentration of our revenue from individual geographic regions was as follows:

	Fiscal Year Ended
Location	September 25, 2015	September 26, 2014	September 27, 2013
United States	29%	33%	28%
South Korea	21%	20%	20%
Japan	13%	13%	18%
Europe	13%	12%	13%
Taiwan	10%	3%	5%
China	7%	12%	9%
Other	7%	7%	7%
Total	100%	100%	100%

Long-lived tangible assets, net of accumulated depreciation, by geographic region was as follows (in thousands):

Location	September 25, 2015	September 26, 2014
United States	$374,203	$257,064
International	28,888	32,691
Total long-lived tangible assets, net of accumulated depreciation	$403,091	$289,755

15. Legal Matters
In December 2013, the Korean Fair Trade Commission ("KFTC") initiated a review of the Company under Korean competition law. The KFTC requested information relating to our business practices in Korea and we cooperated during its review. As a result of this review, in July 2015, the KFTC issued an order and we agreed to modify certain terms in our standard licensing agreements going forward without admitting to any liability or wrongdoing.
In March 2014, the National Development and Reform Commission of China ("NDRC") initiated a review of our business practices under the Chinese competition laws, and requested information relating to our business practices in China. In early May 2015, the NDRC confirmed that the matters under review have been resolved on mutually agreeable terms. The implementation of these terms remains uncertain.
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

16. Related Parties
We maintain contractual agreements relating to certain entities affiliated with the Dolby family, who is considered a related party as our principal stockholder. These jointly-owned entities were established for the purpose of acquiring and leasing commercial property in the U.S. and U.K. primarily for our operational use. Although the entities affiliated with the Dolby family are the limited member or LP in each of these entities, they have a controlling interest based on holding majority economic ownership. We are the managing member or general partner in each of these affiliated entities, and with the exception of isolated instances where portions of these facilities are leased to third parties, we occupy the majority of the space. Therefore, since these affiliated entities are an integrated part of our operations, we have consolidated the entities’ assets and liabilities and results of operations in our consolidated financial statements. The share of earnings and net assets of the entities attributable to the limited member or LP, as the case may be, is reflected as controlling interest in our consolidated financial statements.
Our interests in these consolidated affiliated entities and the location of the property leased to Dolby Laboratories as of September 25, 2015 is as follows:

Entity Name	Minority Ownership Interest	Location Of Properties
Dolby Properties Brisbane, LLC	49.0%	Brisbane, California
Dolby Properties Burbank, LLC	49.0%	Burbank, California
Dolby Properties UK, LLC	49.0%	Wootton Bassett, England
Dolby Properties, LP	10.0%	Wootton Bassett, England

Jointly-Owned Real Estate Entities.     We lease from our principal stockholder a commercial office building located at 100 Potrero Avenue in San Francisco, California under a term that expires on October 31, 2024, and we lease additional facilities located in California and the U.K. from the jointly-owned real estate entities described above. Related party rent expense included in operating expenses in our consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013 (1)
Related party rent expense included in operating expenses	$3,136	$2,125	$2,526

(1)
Related party rent expense recorded during fiscal 2013 from the table above includes a restructuring charge of $1.2 million associated with the exit of a facility. Note that this charge is excluded from our disclosure of rent expense payable to our principal stockholder during fiscal 2013 within Note 12 "Commitments & Contingencies."

Distributions.     Distributions made by the jointly-owned real estate entities to our principal stockholder were as follows (in thousands):

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Distributions to principal stockholder	$5,615	$—	$5,039

Related Party Transaction: Sale of interests in Affiliated Entity.     During fiscal 2015, we entered into an Agreement with entities affiliated with the Dolby family to sell our 37.5% ownership interest in Dolby Properties, LLC, a jointly-owned real estate entity. As a result of this related party transaction, we no longer have a continuing involvement with, nor retain the rights previously held to control the operations of this entity, and it was therefore deconsolidated from our consolidated financial statements for the fiscal year ended September 25, 2015.
Upon deconsolidation, we recognized a pre-tax gain on sale of $26.2 million, which is included within other income/(expense), net in our consolidated statements of operations. As shown within the table presented below, the gain on sale was measured as the cash consideration received in exchange for our interests of $31.3 million, less the net book value of Dolby Properties, LLC as of the August 5, 2015 transaction date (in thousands). Dolby Properties, LLC was established for operating the commercial office building and approximate 122,000 square feet of space located at 999 Brannan Street in San Francisco, California, and its primary assets represented the land, building and capital improvements made to the property. Therefore, determination of the fair value of the interests sold was based upon an independent appraisal completed by real estate valuation experts.

Deconsolidation of Subsidiary
Cash consideration received (1)	$31,263
Less: net book value of Dolby, Properties, LLC	(5,042)
Gain on sale (pre-tax)	$26,221

(1)
Net cash proceeds from the sale of $27.2 million as disclosed within our consolidated statements of cash flows is derived by deducting cash balances of $4.1 million held by the Subsidiary and acquired by the Purchaser from gross cash consideration received of $31.3 million.

The arrangements and nature of our involvement in the four other real estate entities jointly-owned with Dolby family-affiliated entities were unaffected by this transaction.

17. Retirement Plans
We maintain a tax-qualified Section 401(k) retirement plan for employees in the United States and similar plans in foreign jurisdictions. Under the plan, employees are eligible to receive matching contributions and profit-sharing contributions from the Company.
We also maintain a SERP, a non-qualified, employer-funded retirement plan for certain senior executives employed in the United States. The plan was adopted in October 2004 prior to our IPO and was terminated in fiscal 2005. We have not made any contributions to the SERP since fiscal 2006. The purpose of the plan was to provide these executives with the opportunity to receive retirement income benefits in addition to the benefits generally available to all employees. The benefits provided to participants were based on defined contributions that we made to the plan and the gains and losses on the investment of those contributions. At September 25, 2015, the balance in the SERP account represents amounts contributed prior to the plan's termination, with the underlying plan investments consisting primarily of mutual fund investments. SERP assets are included within prepaid expenses and other current assets and within other non-current assets, while SERP liabilities are included within accrued liabilities and within other non-current liabilities in our consolidated balance sheets.
Retirement plan expenses, which are included in cost of products, cost of services, R&D, S&M and G&A expense in our consolidated statements of operations, are as follows (in thousands):

	Fiscal Year Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Retirement plan expenses	$19,431	$17,369	$15,810

18. Selected Quarterly Financial Data (Unaudited)

	Fiscal Year 2015				Fiscal Year 2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Revenue:
Licensing	$216,598	$243,333	$204,855	$203,325	$205,660	$258,616	$205,625	$208,943
Products	13,263	22,985	22,596	25,060	18,104	14,563	12,971	13,581
Services	4,377	5,632	4,251	4,363	7,513	5,413	4,754	4,433
Total revenue	234,238	271,950	231,702	232,748	231,277	278,592	223,350	226,957
Cost of revenue	19,410	25,149	24,880	25,377	21,382	17,505	18,869	12,420
Gross margin	214,828	246,801	206,822	207,371	209,895	261,087	204,481	214,537
Income before taxes and controlling interest	54,316	79,885	47,378	64,203	60,701	102,922	51,814	60,662
Net income attributable to Dolby Laboratories	$41,357	$57,974	$35,506	$46,553	$44,515	$75,868	$39,779	$45,941

Earnings per share:
Basic	$0.40	$0.57	$0.35	$0.46	$0.44	$0.74	$0.39	$0.45
Diluted	$0.40	$0.56	$0.34	$0.45	$0.43	$0.73	$0.38	$0.44
Weighted-average shares outstanding:
Basic	102,303	102,509	102,670	101,935	101,750	102,291	102,350	102,211
Diluted	104,275	103,904	104,105	103,059	103,192	103,934	103,942	104,116

19. Subsequent Events
Patent Portfolio Acquisition.    On September 30, 2015, we completed an asset purchase of a patent portfolio that fits within our existing patent licensing programs for total consideration of $105.0 million. We are in the process of allocating the purchase price to the acquired assets based upon their estimated fair values as of the date of closing.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 25, 2015 using the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 25, 2015. Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 25, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, compliance with Section 16 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), our code of business conduct and ethics, our Compensation Committee, Nominating and Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2016 (“2016 Proxy Statement”).
Executive Officers of the Registrant
Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of October 30, 2015 are set forth below:

Executive Officers	Age	Position(s)
Kevin Yeaman	49	President and Chief Executive Officer
Lewis Chew	52	Executive Vice President and Chief Financial Officer
Andy Sherman	48	Executive Vice President, General Counsel and Corporate Secretary
Michael Bergeron	58	Senior Vice President, Worldwide Sales and Field Operations
Robert Borchers	50	Senior Vice President, Chief Marketing Officer
Steven Forshay	61	Senior Vice President, Advanced Technology Group
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

Steven Forshay joined us in July 1982 and has served since in a variety of positions advancing our core technologies, including Senior Vice President, Research; Senior Vice President of Research for Image and Sound; Senior Vice President, Sound Technology R&D; and since January 2015, Senior Vice President, Advanced Technology Group. Mr. Forshay is a member of the Audio Engineering Society, the Institute of Electrical and Electronics Engineers, and the Society of Motion Picture and Television Engineers. Mr. Forshay holds a B.S.E.E. degree in electrical engineering from the New Jersey Institute of Technology and a M.B.A. from Saint Mary’s College of California.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information in the 2016 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors,” “Executive Compensation Tables and Related Matters,” “Compensation of Directors” and “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2016 Proxy Statement under the headings “Executive Compensation Tables and Related Matters—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2016 Proxy Statement under the headings “Certain Relationships and Related Transactions" and “Corporate Governance Matters.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information in the 2016 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm.”

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
Date: November 24, 2015

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

SIGNATURE	TITLE	DATE
/S/ PETER GOTCHER	Chairman of the Board of Directors	November 24, 2015
Peter Gotcher

/S/ KEVIN J. YEAMAN	President, Chief Executive Officer and Director (Principal Executive Officer)	November 24, 2015
Kevin J. Yeaman

/S/ LEWIS CHEW	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 24, 2015
Lewis Chew

/S/ MICHELINE CHAU	Director	November 24, 2015
Micheline Chau

/S/ DAVID DOLBY	Director	November 24, 2015
David Dolby

/S/ NICHOLAS DONATIELLO, JR.	Director	November 24, 2015
Nicholas Donatiello, Jr.

/S/ N. W. JASPER, JR.	Director	November 24, 2015
N. W. Jasper, Jr.

/S/ SIMON SEGARS	Director	November 24, 2015
Simon Segars

/S/ ROGER SIBONI	Director	November 24, 2015
Roger Siboni

/S/ AVADIS TEVANIAN, JR.	Director	November 24, 2015
Avadis Tevanian, Jr.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1*
Asset Contribution Agreement dated November 19, 2004, by and between the Registrant, Dolby Laboratories Licensing Corporation, Ray Dolby individually, Ray Dolby as Trustee for the Ray Dolby Trust under the Dolby Family Trust instrument dated May 7, 1999, and Ray and Dagmar Dolby Investments L.P.
		Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005
3.2	Form of Amended and Restated Bylaws	Quarterly Report on Form 10-Q	April 30, 2009
4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006
10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors & Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.2*	2000 Stock Incentive Plan, as amended and restated	Quarterly Report on Form 10-Q	February 6, 2013
10.3*+	2005 Stock Plan, as amended and restated on November 10, 2015 (“2005 Stock Plan”)
10.4*+	Employee Stock Purchase Plan (“ESPP”), as amended and restated on November 10, 2015
10.5*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.6*	Form of Stock Option Agreement under the 2005 Stock Plan	Registration Statement on Form S-8 (No. 333-188602)	May 14, 2013
10.7*	Form of Executive Stock Option Agreement under the 2005 Stock Plan	Registration Statement on Form S-8 (No. 333-188602)	May 14, 2013
10.8*	Form of Stock Option Agreement - International under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 3, 2012
10.9*	Form of Restricted Stock Unit Agreement-U.S. under the 2005 Stock Plan	Current Report on Form 8-K	November 20, 2007
10.10*	Form of Restricted Stock Unit Agreement-U.K. under the 2005 Stock Plan	Quarterly Report on Form 10-Q	April 30, 2009
10.11*	Form of Restricted Stock Unit Agreement-Non-U.S. under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 3, 2012
10.12*	Form of Subscription Agreement under the ESPP - U.S. Employees	Annual Report on Form 10-K	November 19, 2009
10.13*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees	Quarterly Report on Form 10-Q	August 8, 2012
10.14*	2015 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	November 17, 2014
10.15*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc. & Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009
10.16*	Amendment, dated as of December 19, 2012, to Employment Agreement dated as of February 24, 2009, by and between Dolby Laboratories, Inc. and Kevin Yeaman	Quarterly Report on Form 10-Q	February 6, 2013
10.17*	Offer Letter by and between Andy Sherman & Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011
10.18*	Offer Letter dated March 22, 2012 by and between Lewis Chew and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 8, 2012
10.19*	Offer Letter dated March 2, 2012 by and between Michael Bergeron & Dolby Laboratories, Inc.	Annual Report on Form 10-K	November 15, 2012
10.20*	Offer Letter dated December 9, 2013 by and between Robert Borchers & Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	January 29, 2014
10.21*	Consulting Agreement by and between David Dolby & Dolby Laboratories, Inc. dated February 7, 2014	Quarterly Report on Form 10-Q	April 30, 2014
10.22*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.23*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006
10.24*	Second Amendment to 100 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.25*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.26*	First Amendment to 130 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.27*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.28*	First Amendment to 140 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.29*	Waiver and Extension Relating to Potrero Avenue Leases dated as of September 29, 2013, by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Annual Report on Form 10-K	November 15, 2013
10.30	Agreement of Sale and Purchase by and between DWF III 1275 Market, LLC and Dolby Laboratories, Inc. dated June 8, 2012	Quarterly Report on Form 10-Q	August 8, 2012
21.1+	List of significant subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)
31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema Document
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF‡	XBRL Extension Definition
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document
+    Filed herewith.

*    Denotes a management contract or compensatory plan or arrangement.
‡    Furnished herewith.