Form 10-Q
period 2016-01-01
Dolby Laboratories, Inc.
filed 2016-02-05
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On January 29, 2016, the registrant had 52,221,668 shares of Class A common stock, par value $0.001 per share, and 48,574,390 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended January 1, 2016

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AOCI	Accumulated Other Comprehensive Income
APIC	Additional-Paid In-Capital
ASP	Average Selling Price
ASU	Accounting Standards Update
ATSC	Advanced Television Systems Committee
AVR	Audio/Video Receiver
CODM	Chief Operating Decision-Maker
COGS	Cost Of Goods Sold
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DCI	Digital Cinema Initiative
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVB	Digital Video Broadcasting
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General & Administrative
GAAP	Generally Accepted Accounting Principles
HDR	High Dynamic Range
HDTV	High Definition Television
HE AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
HFR	High Frame Rate
HTIB	Home Theater In-A-Box
IC	Integrated Circuit
IMB	Integrated Media Block
IPO	Initial Public Offering
IPTV	Internet Protocol Television
ISO	Incentive Stock Option
ISV	Independent Software Vendor
IT	Information Technology
LCD	Liquid Crystal Display
LP	Limited Partner/Partnership
ME	Multiple Element
NATO	North American Theatre Owners
NOL	Net Operating Loss
NQ	Non-Qualified/Non-Statutory Stock Option
OCI	Other Comprehensive Income
ODD	Optical Disc Drive
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant And Equipment
PSO	Performance-Based Stock Option
R&D	Research & Development
RSU	Restricted Stock Unit
S&M	Sales & Marketing
SAR	Stock Appreciation Rights
SERP	Supplemental Executive Retirement Plan
SoC	System-On-A-Chip
STB	Set-Top Box
TAM	Total Available Market
TPE	Third Party Evidence
TSR	Total Stockholder Return
UHD	Ultra High Definition
U.S. GAAP	Generally Accepted Accounting Principles In The United States
VSOE	Vendor Specific Objective Evidence

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 1, 2016	September 25, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$467,099	$531,926
Restricted cash	4,331	2,936
Short-term investments	139,144	138,901
Accounts receivable, net of allowance for doubtful accounts of $1,456 and $1,542	89,935	101,563
Inventories	14,237	13,872
Prepaid expenses and other current assets	23,195	32,031
Total current assets	737,941	821,229
Long-term investments	266,904	321,015
Property, plant and equipment, net	410,063	403,091
Intangible assets, net	224,151	127,507
Goodwill	308,374	307,708
Deferred taxes	154,277	143,279
Other non-current assets	11,894	9,464
Total assets	$2,113,604	$2,133,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,207	$20,710
Accrued liabilities	159,635	169,307
Income taxes payable	2,701	754
Deferred revenue	21,992	18,910
Total current liabilities	196,535	209,681
Long-term deferred revenue	33,813	30,581
Other non-current liabilities	71,074	77,024
Total liabilities	301,422	317,286

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 52,089,249 shares issued and outstanding at January 1, 2016 and 50,291,426 at September 25, 2015	52	51
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 48,681,489 shares issued and outstanding at January 1, 2016 and 50,743,311 at September 25, 2015	49	51
Additional paid-in capital	—	17,571
Retained earnings	1,816,318	1,800,857
Accumulated other comprehensive income/(loss)	(12,923)	(11,462)
Total stockholders’ equity – Dolby Laboratories, Inc.	1,803,496	1,807,068
Controlling interest	8,686	8,939
Total stockholders’ equity	1,812,182	1,816,007
Total liabilities and stockholders’ equity	$2,113,604	$2,133,293
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended
	January 1, 2016	December 26, 2014
Revenue:
Licensing	$211,129	$216,598
Products	24,809	13,263
Services	4,876	4,377
Total revenue	240,814	234,238

Cost of revenue:
Cost of licensing	6,533	3,481
Cost of products	19,038	12,584
Cost of services	4,195	3,345
Total cost of revenue	29,766	19,410

Gross margin	211,048	214,828

Operating expenses:
Research and development	53,328	48,594
Sales and marketing	74,454	68,018
General and administrative	44,078	44,716
Restructuring charges/(credits)	—	(39)
Total operating expenses	171,860	161,289

Operating income	39,188	53,539

Other income/expense:
Interest income	1,297	900
Interest expense	(29)	(15)
Other income/(expense), net	(972)	(108)
Total other income	296	777

Income before income taxes	39,484	54,316
Provision for income taxes	(8,473)	(12,379)
Net income including controlling interest	31,011	41,937
Less: net (income) attributable to controlling interest	(110)	(580)
Net income attributable to Dolby Laboratories, Inc.	$30,901	$41,357

Net Income Per Share:
Basic	$0.31	$0.40
Diluted	$0.30	$0.40
Weighted-Average Shares Outstanding:
Basic	100,734	102,303
Diluted	101,931	104,275

Related party rent expense:
Included in operating expenses	$781	$788
Included in net income attributable to controlling interest	$176	$1,153

Cash dividend declared per common share	$0.12	$0.10
Cash dividend paid per common share	$0.12	$0.10
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	January 1, 2016	December 26, 2014
Net income including controlling interest	$31,011	$41,937
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(750)	(5,553)
Unrealized losses) on available-for-sale securities, net of tax	(860)	(177)
Comprehensive income	29,401	36,207
Less: comprehensive (income)/loss attributable to controlling interest	39	(52)
Comprehensive income attributable to Dolby Laboratories, Inc.	$29,440	$36,155

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 25, 2015	$102	$17,571	$1,800,857	$(11,462)	$1,807,068	$8,939	$1,816,007
Net income	—	—	30,901	—	30,901	110	31,011
Currency translation adjustments, net of tax of $343	—	—	—	(601)	(601)	(149)	(750)
Unrealized losses on investments, net of tax of $168	—	—	—	(860)	(860)	—	(860)
Distributions to controlling interest	—	—	—	—	—	(214)	(214)
Stock-based compensation expense	—	19,380	—	—	19,380	—	19,380
Repurchase of common stock	(2)	(36,121)	(3,326)	—	(39,449)	—	(39,449)
Cash dividends declared and paid on common stock	—	—	(12,114)	—	(12,114)	—	(12,114)
Tax (deficiency) from employee stock plans	—	(976)	—	—	(976)	—	(976)
Common stock issued under employee stock plans	—	9,986	—	—	9,986	—	9,986
Tax withholdings on vesting of restricted stock	1	(9,840)	—	—	(9,839)	—	(9,839)
Balance at January 1, 2016	$101	$—	$1,816,318	$(12,923)	$1,803,496	$8,686	$1,812,182

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 26, 2014	$103	$46,415	$1,660,485	$3,014	$1,710,017	$21,631	$1,731,648
Net income	—	—	41,357	—	41,357	580	41,937
Currency translation adjustments, net of tax of $528	—	—	—	(5,025)	(5,025)	(528)	(5,553)
Unrealized gains on investments, net of tax of $166	—	—	—	(177)	(177)	—	(177)
Distributions to controlling interest	—	—	—	—	—	(5,591)	(5,591)
Stock-based compensation expense	—	17,842	—	—	17,842	—	17,842
Repurchase of common stock	(1)	(16,952)	—	—	(16,953)	—	(16,953)
Cash dividends declared and paid on common stock	—	—	(10,228)	—	(10,228)	—	(10,228)
Tax benefit from employee stock plans	—	1,509	—	—	1,509	—	1,509
Common stock issued under employee stock plans	1	7,510	—	—	7,511	—	7,511
Tax withholdings on vesting of restricted stock	—	(10,846)	—	—	(10,846)	—	(10,846)
Exercise of class B stock options	—	1	—	—	1	—	1
Balance at December 26, 2014	$103	$45,479	$1,691,614	$(2,188)	$1,735,008	$16,092	$1,751,100

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	January 1, 2016	December 26, 2014
Operating activities:
Net income including controlling interest	$31,011	$41,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,814	16,524
Stock-based compensation	19,380	17,842
Amortization of premium on investments	1,605	2,391
Excess tax benefit from exercise of stock options	(300)	(1,944)
Provision for doubtful accounts	(322)	(376)
Deferred income taxes	(10,488)	(6,310)
Other non-cash items affecting net income	445	653
Changes in operating assets and liabilities:
Accounts receivable	11,961	(22,442)
Inventories	(877)	(2,997)
Prepaid expenses and other assets	(3,567)	(4,473)
Accounts payable and other liabilities	(14,574)	(46,801)
Income taxes, net	5,014	3,692
Deferred revenue	6,319	4,452
Other non-current liabilities	(26)	1,297
Net cash provided by operating activities	67,395	3,445

Investing activities:
Purchase of investments	(85,299)	(110,508)
Proceeds from sales of investment securities	121,770	63,454
Proceeds from maturities of investment securities	14,610	42,700
Purchases of PP&E	(24,368)	(21,661)
Payments for business acquisitions, net of cash acquired	—	(93,516)
Purchase of intangible assets	(105,270)	(6,416)
Proceeds from sale of PP&E and assets held for sale	—	3
Change in restricted cash	(1,395)	102
Net cash used in investing activities	(79,952)	(125,842)

Financing activities:
Proceeds from issuance of common stock	9,986	7,512
Repurchase of common stock	(39,449)	(16,953)
Payment of cash dividend	(12,114)	(10,228)
Distribution to controlling interest	(214)	(5,591)
Excess tax benefit from the exercise of stock options	300	1,944
Shares repurchased for tax withholdings on vesting of restricted stock	(9,839)	(10,846)
Net cash used in financing activities	(51,330)	(34,162)

Effect of foreign exchange rate changes on cash and cash equivalents	(940)	(2,798)
Net decrease in cash and cash equivalents	(64,827)	(159,357)
Cash and cash equivalents at beginning of period	531,926	568,472
Cash and cash equivalents at end of period	$467,099	$409,115

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$13,973	$13,739

Non-cash investing and financing activities:
Change in PP&E purchased and unpaid at period-end	$(3,636)	$33,260
Purchase consideration payable for acquisition	$95	$740
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with U.S. GAAP, and with SEC rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with GAAP to be condensed or omitted. In our opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 25, 2015 and include all adjustments necessary for fair presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 25, 2015, which are included in our Annual Report on Form 10-K filed with the SEC.
The results for the fiscal quarter ended January 1, 2016 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 30, 2016.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 14 week period ended January 1, 2016 and the 13 week period December 26, 2014. Our fiscal year ended September 25, 2015 (fiscal 2015) consisted of 52 weeks while our fiscal year ending September 30, 2016 (fiscal 2016) will consist of 53 weeks.
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
Recently Issued Accounting Standards
Adopted Standards
Balance Sheet Classification - Deferred Taxes.  During the first quarter of fiscal 2016, we elected to early-adopt ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The new standard requires classification of all deferred tax assets and liabilities as non-current, which represents a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current, and the remainder were classified as non-current. We elected a transition method to apply the changes from the new standard on a retrospective basis, and upon adoption, reclassified $97.1 million of deferred tax assets from current assets to non-current assets on our consolidated balance sheet as of September 25, 2015.
With the exception of the impact from the adoption of ASU 2015-17 discussed above, there have not been any changes to our significant accounting policies from those that were described in our Form 10-K for the prior fiscal year ended September 25, 2015.
Standards Not Yet Effective
Revenue Recognition.  In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new standard will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective, and may also impact the accounting for certain direct costs associated with revenues. The new standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures, and have yet to select a transition method or determine the effect of the standard on our ongoing financial reporting. The new standard is effective for us, and we intend to adopt it beginning September 29, 2018. Although permitted, we do not intend to early adopt the new standard beginning September 30, 2017.
Consolidation.  In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP. Among others, the ASU significantly amends how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion. The ASU is effective for us on October 1, 2016. Early adoption is permitted, including adoption in an interim period. We have not yet selected the timing, the transition method or determined the effect of the standard on our ongoing financial reporting.
Inventory.  In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which affects reporting entities that measure inventory using first-in, first-out (FIFO) or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update are effective for us beginning September 30, 2017, and early adoption is permitted. We are currently evaluating the impact of adoption on our consolidated financial statements.

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of January 1, 2016 and September 25, 2015 (amounts displayed in thousands, except as otherwise noted).

Accounts Receivable

Accounts Receivable, Net	January 1, 2016	September 25, 2015
Trade accounts receivable	$86,129	$94,559
Accounts receivable from patent administration program customers	5,262	8,546
Accounts receivable, gross	91,391	103,105
Less: allowance for doubtful accounts	(1,456)	(1,542)
Total	$89,935	$101,563
Inventories

Inventories	January 1, 2016	September 25, 2015
Raw materials	$2,600	$3,246
Work in process	4,338	3,279
Finished goods	7,299	7,347
Total	$14,237	$13,872

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. In addition to the amounts shown in the table above, we have included $1.4 million and $1.4 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of January 1, 2016 and September 25, 2015, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

Prepaid Expenses And Other Current Assets	January 1, 2016	September 25, 2015
Prepaid expenses	$14,901	$13,680
Other current assets	7,338	7,525
Income tax receivable	956	10,826
Total	$23,195	$32,031
Accrued Liabilities

Accrued Liabilities	January 1, 2016	September 25, 2015
Accrued royalties	$2,057	$1,951
Amounts payable to patent administration program partners	45,336	40,466
Accrued compensation and benefits	51,410	70,317
Accrued professional fees	5,003	6,523
Other accrued liabilities	55,829	50,050
Total	$159,635	$169,307
Other accrued liabilities include the accrual for unpaid PP&E additions of $21.1 million and $20.5 million as of January 1, 2016 and September 25, 2015, respectively.
Other Non-Current Liabilities

Other Non-Current Liabilities	January 1, 2016	September 25, 2015
Supplemental retirement plan obligations	$2,480	$2,400
Non-current tax liabilities	57,011	62,843
Other liabilities	11,583	11,781
Total	$71,074	$77,024

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
Our cash and investment portfolio, which is recorded as cash equivalents and both short and long-term investments, consists of the following (in thousands):

	January 1, 2016
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$417,973			$417,973
Cash equivalents:
Money market funds	49,126	—	—	49,126	49,126
Cash and cash equivalents	467,099	—	—	467,099	49,126	—	—

Short-term investments:
Commercial paper	13,843	—	(11)	13,832		13,832
Corporate bonds	83,258	9	(103)	83,164		83,164
Municipal debt securities	42,116	39	(7)	42,148		42,148
Short-term investments	139,217	48	(121)	139,144	—	139,144	—

Long-term investments:
Certificate of deposit (1)	8,500	—	—	8,500		8,500
U.S. agency securities	999	1	—	1,000	1,000
Government bonds	30,486	1	(186)	30,301	30,301
Corporate bonds	149,384	40	(563)	148,861		148,861
Municipal debt securities	75,035	41	(87)	74,989		74,989
Other long-term investments (2)	2,812	441	—	3,253	441
Long-term investments	267,216	524	(836)	266,904	31,742	232,350	—

Total cash, cash equivalents, and investments	$873,532	$572	$(957)	$873,147	$80,868	$371,494	$—

Investments held in supplemental retirement plan:
Assets	2,579			2,579	2,579
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	2,579			2,579	2,579
Included in accrued liabilities & other non-current liabilities

Contingent consideration related to acquisition:
Liabilities	95			95			95
Included in accrued liabilities

(1)	The certificate of deposit includes marketable securities, and has a maturity in excess of one year as of January 1, 2016.

(2)
Other long-term investments as of January 1, 2016 include a marketable equity security of $0.4 million, and other investments that are not carried at fair value including an equity method investment of $0.3 million and two cost method investments of $2.0 million and $0.5 million.

	September 25, 2015
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$511,736			$511,736
Cash equivalents:
Money market funds	19,014	—	—	19,014	19,014
Corporate bonds	1,176	—	—	1,176		1,176
Cash and cash equivalents	531,926	—	—	531,926	19,014	1,176	—

Short-term investments:
Government bonds	2,000	1	—	2,001	2,001
Commercial paper	6,478	—	—	6,478		6,478
Corporate bonds	86,543	46	(11)	86,578		86,578
Municipal debt securities	43,746	98	—	43,844		43,844
Short-term investments	138,767	145	(11)	138,901	2,001	136,900	—

Long-term investments:
U.S. agency securities	1,999	1	—	2,000	2,000
Government bonds	30,505	19	(17)	30,507	30,507
Corporate bonds	167,394	138	(392)	167,140		167,140
Municipal debt securities	117,552	189	(60)	117,681		117,681
Other long-term investments (1)	2,961	726	—	3,687	726
Long-term investments	320,411	1,073	(469)	321,015	33,233	284,821	—

Total cash, cash equivalents, and investments	$991,104	$1,218	$(480)	$991,842	$54,248	$422,897	$—

Investments held in supplemental retirement plan:
Assets	2,498			2,498	2,498
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	2,498			2,498	2,498
Included in accrued liabilities & other non-current liabilities

Contingent consideration related to acquisition:
Liabilities	95			95			95
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

Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our available-for-sale securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those available-for-sale securities that were in an unrealized loss position as of January 1, 2016 and September 25, 2015 (in thousands):

	January 1, 2016		September 25, 2015
Investment Type	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)
U.S. agency securities	$29,302	$(186)	$19,005	$(17)
Commercial paper	13,832	(11)	—	—
Corporate bonds	195,014	(666)	148,034	(403)
Municipal debt securities	60,886	(94)	35,476	(60)
Total	$299,034	$(957)	$202,515	$(480)

(1)	Our available-for-sale securities in an unrealized loss position were in such position for less than twelve months as of both January 1, 2016 and September 25, 2015.
Although we had certain securities that were in an unrealized loss position as of January 1, 2016, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at either January 1, 2016 or September 25, 2015 to represent an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within our investment portfolio based on stated maturities as of January 1, 2016 and September 25, 2015, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	January 1, 2016		September 25, 2015
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$187,978	$187,904	$158,957	$159,090
Due in 1 to 2 years	133,489	133,256	173,571	173,577
Due in 2 to 3 years	130,915	130,395	143,879	143,752
Total	$452,382	$451,555	$476,407	$476,419

5. Property, Plant & Equipment
Property, plant and equipment are recorded at cost, with depreciation expense included in cost of products, cost of services, R&D, S&M and G&A expenses in our consolidated statements of operations. PP&E consist of the following (in thousands):

Property, Plant And Equipment	January 1, 2016	September 25, 2015
Land	$43,497	$43,537
Buildings and building improvements	257,723	248,390
Leasehold improvements	59,861	61,455
Machinery and equipment	73,583	70,143
Computer systems and software	142,990	136,666
Furniture and fixtures	27,115	25,489
Cinema equipment provided under operating leases	13,796	7,638
Construction-in-progress	5,669	11,448
Property, plant and equipment, gross	624,234	604,766
Less: accumulated depreciation	(214,171)	(201,675)
Property, plant and equipment, net	$410,063	$403,091

6. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 25, 2015	$307,708
Translation adjustments	666
Balance at January 1, 2016	$308,374
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	January 1, 2016			September 25, 2015
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$279,082	$(82,497)	$196,585	$172,787	$(74,398)	$98,389
Customer relationships	56,889	(29,897)	26,992	56,933	(28,275)	28,658
Other intangibles	22,776	(22,202)	574	22,564	(22,104)	460
Total	$358,747	$(134,596)	$224,151	$252,284	$(124,777)	$127,507
During both the first quarter of fiscal 2016 and the first quarter of fiscal 2015, we purchased various patents and developed technology for cash consideration that enable us to further develop our audio, imaging and potential product offerings.
Patent Portfolio Acquisition.    On September 30, 2015, we completed an asset purchase of a patent portfolio that fits within our existing patent licensing programs for total consideration of $105.0 million. These assets are categorized within the "Acquired patents and technology intangible asset class", and will be amortized over their weighted-average useful life of 9.0 years.
Other.    During the first quarter of fiscal 2016, we also acquired other intangible assets for cash consideration of $0.3 million, which will be amortized over their weighted-average useful life of 18.0 years.
With regard to our purchase of intangible assets during the periods presented, the following table summarizes the cash consideration paid, the weighted-average useful lives over which the acquired assets will be amortized using the greater of either the straight-line basis or a ratio-to-revenue method, and the classification of their amortized expense in our consolidated statements of operations:

Fiscal Period	Total Purchase Consideration	Weighted-Average Useful Life	Income Statement Classification: Amortization Expense
	(in millions)	(in years)
Fiscal 2015
Q1 - Quarter ended December 26, 2014	$6.4	18.0	Cost of Revenue

Fiscal 2016
Q1 - Quarter ended January 1, 2016	$105.3	9.0	Cost of Revenue
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D and S&M expenses in our consolidated statements of operations. Amortization expense was $8.5 million and $5.4 million in the first quarter of fiscal 2016 and 2015, respectively. As of January 1, 2016, estimated amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2016	$24,478
2017	29,846
2018	24,157
2019	23,634
2020	23,371
Thereafter	98,665
Total	$224,151

7. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At January 1, 2016, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At January 1, 2016, we had 52,089,249 shares of Class A common stock and 48,681,489 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
Stock Incentive Plans
2005 Stock Plan.    In January 2005, our stockholders approved our 2005 Stock Plan, which our Board of Directors adopted in November 2004. The 2005 Stock Plan became effective on February 16, 2005, the day prior to the completion of our initial public offering. Our 2005 Stock Plan, as amended and restated, provides for the ability to grant ISOs, NQs, restricted stock, RSUs, SARs, deferred stock units, performance units, performance bonus awards and performance shares. A total of 29.0 million shares of our Class A common stock is authorized for issuance under the 2005 Stock Plan. For awards granted prior to February 2011, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as two shares for every one share returned. For those awards granted from February 2011 onward, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as 1.6 shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as 1.6 for every one share returned.
Stock Options.    Stock options are generally granted at fair market value on the date of grant. Options granted to employees and officers prior to June 2008 generally vest over four years, with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or 3 months after termination of service. Options granted to employees and officers from June 2008 onward generally vest over four years, with 25% of the shares subject to the option becoming exercisable on the one-year anniversary of the date of grant and the balance of the shares vesting in equal monthly installments over the following 36 months. These options expire on the earlier of 10 years after the date of grant or 3 months after termination of service. All options granted vest over the requisite service period and upon the exercise of stock options, we issue new shares of Class A common stock under the 2005 Stock Plan. Our 2005 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria.
Performance-Based Stock Options.    On December 15, 2015, we granted PSOs to our executive officers with shares of our Class A common stock underlying such options. The contractual term for the PSOs is seven years, with vesting contingent upon market-based performance conditions, representing the achievement of specified Dolby annualized TSR targets at the end of a three-year measurement period ending December 15, 2018. If the minimum conditions are met, the PSOs earned will cliff vest on the third anniversary of the grant date, upon certification of achievement of the performance conditions by our Compensation Committee. Anywhere from 0% to 125% of the shares subject to a PSO may vest based on achievement of the performance conditions at the end of the three-year performance period.
During the first quarter of fiscal 2016, we granted 419,623 PSOs to our executive officers. In valuing the PSOs which will be recognized as compensation cost, we used a Monte Carlo valuation model. Aside from the use of an expected term for the PSOs commensurate with their shorter contractual term, the nature of the valuation inputs used in the Monte Carlo valuation model were consistent with those used to value our non-performance based options granted under the 2005 Plan. Compensation cost is being amortized on a straight-line basis over the requisite service period.
The following table summarizes information about all stock options issued under our 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 25, 2015	8,835	$35.85
Grants	2,167	33.15
Exercises	(196)	28.02
Forfeitures and cancellations	(122)	40.40
Options outstanding at January 1, 2016	10,684	35.39	7.5	$16,417
Options vested and expected to vest at January 1, 2016	9,849	35.31	7.4	16,130
Options exercisable at January 1, 2016	5,188	$33.65	6.1	14,117

(1)	Aggregate intrinsic value is based on the closing price of our common stock on December 31, 2015 of $33.65 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs which vest based on the satisfaction of specific performance criteria, although no such awards have been granted as of January 1, 2016. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 25, 2015	2,830	$40.73
Granted	1,133	33.19
Vested	(817)	36.11
Forfeitures	(44)	39.60
Non-vested at January 1, 2016	3,102	$39.21
Employee Stock Purchase Plan.   Our plan allows eligible employees to have up to 10 percent of their eligible compensation withheld and used to purchase Class A common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than 1,000 shares in an offering period, whichever is less. An offering period consists of successive six-month purchase periods, with a look back feature to our stock price at the commencement of a one-year offering period. The plan provides for a discount equal to 15 percent of the lower of the closing price of our common stock on the New York Stock Exchange on the first and last day of the offering periods. The plan also includes an automatic reset feature that provides for an offering period to be reset and recommenced to a new lower-priced offering if the offering price of a new offering period is less than that of the immediately preceding offering period.

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
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended
	January 1, 2016	December 26, 2014
Expected term (in years)	5.24	4.58
Risk-free interest rate	1.8%	1.5%
Expected stock price volatility	29.8%	29.7%
Dividend yield	1.4%	0.9%
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
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):

Expense - By Award Type

	Fiscal Quarter Ended
	January 1, 2016	December 26, 2014
Compensation Expense - By Type
Stock options	$6,366	$6,283
Restricted stock units	12,076	10,215
Employee stock purchase plan	938	1,344
Total stock-based compensation	19,380	17,842
Benefit from income taxes	(5,706)	(5,151)
Total stock-based compensation, net of tax	$13,674	$12,691
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended
	January 1, 2016	December 26, 2014
Compensation Expense - By Classification
Cost of products	$280	$246
Cost of services	129	122
Research and development	5,107	5,274
Sales and marketing	7,710	5,909
General and administrative	6,154	6,291
Total stock-based compensation	19,380	17,842
Benefit from income taxes	(5,706)	(5,151)
Total stock-based compensation, net of tax	$13,674	$12,691
The tax benefit that we recognize from certain exercises of ISOs and shares issued under our ESPP are excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended
	January 1, 2016	December 26, 2014
Tax benefit - stock option exercises & shares issued under ESPP	$95	$168
Unrecognized Compensation Expense.    At January 1, 2016, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $45.5 million, which is expected to be recognized over a weighted-average period of 2.7 years. At January 1, 2016, total unrecorded compensation expense associated with RSUs expected to vest was approximately $90.7 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of January 1, 2016 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Total	$1,100,000

Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of January 1, 2016, the remaining authorization to purchase additional shares is approximately $113.3 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2016:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended January 1, 2016	1,140,700	$39,449	$34.57
Total	1,140,700	$39,449

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend
In October 2014, our Board of Directors initiated a recurring quarterly dividend program for our stockholders. The following table summarizes the dividend payments made under the program during fiscal 2016:

Fiscal Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2016
Q1 - Quarter ended January 1, 2016	January 25, 2016	February 8, 2016	February 17, 2016	$0.12	$12.1 million	(1)

(1)	The amount of the dividend payment is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended January 1, 2016
	Investment Securities	Currency Translation Adjustments	Total
Balance, beginning of period	$350	$(11,812)	$(11,462)
Other comprehensive income/(loss) before reclassifications:
Unrealized (losses) - investment securities	(1,159)		(1,159)
Foreign currency translation (losses) (1)		(944)	(944)
Income tax effect - benefit	199	343	542
Net of tax	(960)	(601)	(1,561)
Amounts reclassified from AOCI into earnings:
Realized gains - investment securities (1)	131		131
Income tax effect - (expense) (2)	(31)		(31)
Net of tax	100	—	100
Net current-period other comprehensive income/(loss)	(860)	(601)	(1,461)
Balance, end of period	$(510)	$(12,413)	$(12,923)

	Fiscal Quarter Ended December 26, 2014
	Investment Securities	Currency Translation Adjustments	Total
Balance, beginning of period	$505	$2,509	$3,014
Other comprehensive income/(loss) before reclassifications:
Unrealized (losses) - investment securities	(385)		(385)
Foreign currency translation (losses) (1)		(5,553)	(5,553)
Income tax effect - benefit	180	528	708
Net of tax	(205)	(5,025)	(5,230)
Amounts reclassified from AOCI into earnings:
Realized gains - investment securities (1)	42		42
Income tax effect - (expense) (2)	(14)		(14)
Net of tax	28	—	28
Net current-period other comprehensive income/(loss)	(177)	(5,025)	(5,202)
Balance, end of period	$328	$(2,516)	$(2,188)

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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended
	January 1, 2016	December 26, 2014
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$30,901	$41,357

Denominator:
Weighted-average shares outstanding—basic	100,734	102,303
Potential common shares from options to purchase common stock	599	992
Potential common shares from restricted stock units	598	980
Weighted-average shares outstanding—diluted	101,931	104,275

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.31	$0.40
Diluted	$0.30	$0.40

Antidilutive awards excluded from calculation:
Stock options	5,698	2,683
Restricted stock units	215	159

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
Unrecognized Tax Benefit
As of January 1, 2016, the total amount of gross unrecognized tax benefits was $59.9 million, of which $49.0 million, if recognized, would reduce our effective tax rate. As of September 25, 2015, the total amount of gross unrecognized tax benefits was $65.2 million, of which $53.0 million, if recognized, would reduce our effective tax rate. The decrease was due to the effective settlement of an IRS tax examination in which the related tax reserve balance was re-classified from long-term income tax payable to current income tax payable. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
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

	Fiscal Quarter Ended
	January 1, 2016	December 26, 2014
Withholding taxes	$9,782	$12,200
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions, that may occur in, but are not necessarily consistent between periods.
Our effective tax rate decreased from 23% in the first quarter of fiscal 2015 to 21% in the first quarter of fiscal 2016, which reflects an increased benefit from federal R&D tax credits. The overall decrease in the rate was partially offset by the impact of our settlement of the I.R.S. audit for tax years 2011 and 2012.

11. Restructuring
Restructuring charges recorded in our statement of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. The extent of our costs arising as a result of these actions, including fluctuations in related balances between fiscal periods, is based on the nature of activities under the various plans.
No restructuring charges were recorded in the fiscal quarter ended January 1, 2016, while our statement of operations for the fiscal quarter ended December 26, 2014 reflects a credit of an immaterial amount coinciding with the completion of activity under our fiscal 2014 restructuring plan.
Accruals for restructuring charges are included within accrued liabilities in our consolidated balance sheets while restructuring charges/(credits) are included within restructuring charges/(credits) in our consolidated statements of operations.

12. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of January 1, 2016 (in thousands):

	Payments Due By Fiscal Period
	Remainder Of Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Naming rights	$3,763	$7,619	$7,715	$7,811	$7,909	$102,980	$137,797
Donation commitments	—	6,045	67	67	67	738	6,984
Operating leases	10,127	11,891	10,045	8,056	7,531	30,657	78,307
Purchase obligations	11,394	2,612	—	—	—	—	14,006
Total	$25,284	$28,167	$17,827	$15,934	$15,507	$134,375	$237,094
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

Donation Commitments.     During fiscal 2014, we entered into an agreement to contribute and install imaging and audio products to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California, and provide maintenance services for a fifteen-year period following the Museum's expected opening date in 2017, in exchange for various marketing, branding and publicity benefits.
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

13. Business Combinations
Doremi Technologies, LLC.
On October 31, 2014 ("acquisition date"), we completed our acquisition of all outstanding interests of Doremi Technologies, LLC. ("Doremi"), a privately held company, and certain assets related to the business of Doremi from Doremi Labs, Inc. and Highlands Technologies SAS (the "Doremi-related assets") for cash consideration of $98.4 million and up to an additional $20.0 million in contingent consideration that may be earned over a four-year period following the closing of the acquisition. Upon acquisition, the fair value of the contingent consideration liability was estimated as $0.7 million and was determined by applying a discounted and probability-weighted approach to potential shipments of specified products over the four-year period. Based on a revision to initial estimates, the fair value of this liability was remeasured to $0.1 million as of September 25, 2015. No further changes to our estimates have since been made, and accordingly the liability of $0.1 million remains included within our consolidated balance sheet as of January 1, 2016.
The following table summarizes the purchase price allocation made to the net tangible and intangible assets acquired (including cash of $8.4 million) and liabilities assumed based on their acquisition date fair values, with the excess amount recorded as goodwill, which is representative of the expected benefits and synergies from the integration of Doremi technology with ours as well as their assembled workforce.

Purchase Price Allocation
Current assets	$17,231
Inventories	16,372
Intangible assets	45,600
Goodwill	39,672
Current liabilities	(11,653)
Non-current liabilities	(8,820)
Cash consideration paid to sellers	98,402
Add: contingent consideration	740
Total purchase consideration	$99,142
The following table summarizes the fair values allocated to the various intangible assets acquired (in thousands), the weighted-average useful lives over which they will be amortized using the straight-line method, and the classification of their amortized expense in our consolidated statements of operations. The value of these acquired intangibles was determined based on the present value of estimated future cash flows under various valuation techniques and inputs.

Intangible Assets Acquired	Purchase Price Allocation	Weighted-Average Useful Life (Years)	Income Statement Classification: Amortization Expense
Customer relationships	$25,600	10	Sales & Marketing
Developed technology	17,500	7.5	Cost of Sales
Trade name	1,300	1	Sales & Marketing
Backlog	1,200	1	Cost of Sales
Total	$45,600
Total acquisition-related costs incurred in connection with the transaction were $6.3 million, of which $0.4 million were recorded during the fiscal quarter ended December 26, 2014 and none thereafter. These costs were included in G&A expenses in our consolidated statements of operations. Pro forma financial information for Doremi's post-acquisition results is not deemed significant and is thus not provided.

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
In March 2014, the National Development and Reform Commission of China (“NDRC”) initiated a review of our business practices under the Chinese competition laws, and requested information relating to our business practices in China. In early May 2015, the NDRC confirmed that the matters under review have been resolved on mutually agreeable terms. The implementation of these terms remains ongoing.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and are subject to risks and uncertainties, including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; market growth opportunities and trends; our plans, strategies and expected opportunities; future competition; our stock repurchase plan; and our dividend policy. Use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar expressions indicates a forward-looking statement. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in Part II, Item 1A, “Risk Factors.” Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to new developments or actual results.
OVERVIEW
Dolby Laboratories creates audio, imaging, and voice technologies that transform entertainment and communications at the cinema, at home, at work and on mobile devices. Founded in 1965, our core strengths stem from expertise in digital signal processing and compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multichannel sound for cinema, digital television transmissions and devices, OTT video services, DVD and Blu-ray discs, gaming consoles, and mobile devices. More recently, our technologies have played a prominent role in the development of the next generation of audio for the cinema, home entertainment, mobile and gaming experiences. Today, we derive the majority of our revenue from licensing our audio technologies. We also provide products and services that enable content creators and distributors to produce, encode, transmit and playback content for superior consumer experiences. We have also developed new applications, most recently for voice conferencing, as well as imaging solutions that enable HDR picture quality in televisions and cinemas.
Revenue Generation
The following table presents a summary of the composition of our revenues for all periods presented:

	Fiscal Quarter Ended
Revenue	January 1, 2016	December 26, 2014
Licensing	88%	92%
Products	10%	6%
Services	2%	2%
Total	100%	100%
We license our technologies in over 50 countries, and our licensees distribute products that incorporate our technologies throughout the world. As shown in the table below, we generate a significant portion of our revenue from outside the United States. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed.

	Fiscal Quarter Ended
Revenue By Geographic Location	January 1, 2016	December 26, 2014
United States	27%	26%
International	73%	74%
We have active licensing arrangements with over 540 electronics product OEMs and software developer licensees. As of January 1, 2016, we had approximately 5,600 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,080 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
Licensing
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended
Market	January 1, 2016	December 26, 2014	Main Offerings Incorporating Our Technologies
Broadcast	48%	41%	Televisions & STBs
PC	15%	16%	Windows operating systems & DVD software players
Consumer Electronics	13%	15%	DVD and Blu-ray Disc devices, AVRs, DMAs, HTIBs & Soundbars
Mobile	10%	16%	Smartphones, tablets & other mobile devices
Other	14%	12%	Gaming consoles, auto DVD, audio conferencing & Dolby Cinema
Total	100%	100%
We have various licensing models: a two-tier model, an integrated licensing model, a patent licensing model, and most recently, a revenue-sharing model.
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
Implementation licensees pay us a one-time, up-front fee per license. In exchange, the licensee receives a licensing package which includes information useful in implementing our technologies into their chipsets. Once implemented, the licensee sends us a sample chipset for quality control evaluation, and after we validate the design, the licensee may sell the chipset for use to our network of system licensees.
System licensees provide us with prototypes of products, or self-test results of products that incorporate our technologies. Upon our confirmation that our technologies are optimally and consistently incorporated, the system licensee may buy ICs under a license for the same Dolby technology from our network of implementation licensees, and may further sell approved products to retailers, distributors, and consumers.
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

Patent Licensing Model.    We license our patents directly to manufacturers that use our intellectual property in their products. We also license our patents indirectly through patent pools which are arrangements between multiple patent owners to jointly offer and license pooled patents to licensees. Finally, we generate service fees for managing patent pools on behalf of third party patent owners through our wholly-owned subsidiary, Via Licensing Corporation. The Via Licensing patent pools enable product manufacturers to efficiently and transparently secure patent licenses for audio coding, interactive television, digital radio and wireless technologies. Currently, most of our revenues earned from patent licensing relate to the licensing of audio encoding technologies.

Collaboration Arrangements
Dolby Cinema: We partner with cinema exhibitors to create premium large-format cinematic experiences that include a Dolby Vision projection system, a Dolby Atmos audio system, and venue design concepts at new and pre-existing theaters of multi-cinema complexes. We receive royalties based on a percentage of box-office receipts from the installed theaters.
Dolby Voice: We enter into arrangements with audio conferencing providers where, in return for licensing our intellectual property and know-how, we earn revenues based on specified metrics.
Settlements & Back Payments From Licensees.   Due to ongoing collection efforts, licensing revenue recognized in any given quarter may include back payments and/or settlements with licensees. Such collections have become a recurring element of our business which we cannot predict with certainty. Within the Results of Operations section, settlements and back payments are collectively referred to as "recoveries."
Products
We design and manufacture audio and imaging products for cinema, television, broadcast, and entertainment industries. Distributed in over 70 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. We also market the Dolby Voice conference phone which enhances and optimizes the conference call experience using Dolby Voice.
The following table presents the composition of our products revenue for all periods presented:

	Fiscal Quarter Ended
Market	January 1, 2016	December 26, 2014
Cinema	98%	90%
Broadcast	2%	10%
Total	100%	100%
Services
We offer a broad array of services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, as well as support and maintenance for products we sell. Our engineers assist in the integration and support of our technologies and products to create and reproduce both audio and imaging content. The specific areas in which their assistance is provided can involve equipment calibration, mixing room alignment, equalization, as well as color and light image calibration. Our engineers also provide equipment training, system and venue design consultation, as well as on-site technical expertise to cinema operators, film festivals, movie premieres, and trade shows throughout the world.

EXECUTIVE SUMMARY

We are focused on expanding our leadership in audio solutions for entertainment, and growing revenue from our new experiences. Following are highlights of our first quarter of fiscal 2016 as well as future challenges in key areas:
CORE AUDIO LICENSING
Broadcast
Highlights: We continue to focus on growing our presence in emerging markets where both the potential for increasing TV and STB shipments is significant, and the transition to digital broadcast is still underway, particularly in Asia and Africa. Our strategy is to work with country-specific operators and standards bodies to encourage adoption of our technologies, and renew our value proposition with new offerings. We expect Comcast X1 service to support Dolby Atmos in 2016, and thereby deliver the most immersive broadcast audio experience.
Challenges: To achieve growth and further adoption in emerging markets where conversion to digital television is still underway, our success will be impacted by a number of factors such as regional fragmentation of operators and regulators, and the pace of decision-making and implementation. Globally, we must continue to adapt to changing technologies and methods of content delivery, and must also continue to develop and encourage adoption of new technologies. Further, in some emerging growth countries such as China, we face significant challenges enforcing our contractual and intellectual property rights. The failure of our licensees to accurately report the shipment of products incorporating our technologies may adversely impact future revenues.
Personal Computers
Highlights: Revenues from the PC market account for approximately 15% of our licensing revenues. Our technologies enhance playback in the various Windows operating systems for PCs and tablets, and this functionality is natively supported in Microsoft’s latest browser, Microsoft Edge. Dolby's presence in the browser enables us to reach more users and new types of content, including streaming video entertainment.
Challenges: Demand in this sector has been subject to significant fluctuations. In recent years, unit demand for PCs has been in secular decline and the percentage of PCs with optical disc functionality has also been decreasing.
Consumer Electronics
Highlights: We continue to see opportunities in new and existing use cases such as soundbars, DMAs including Apple TV, and Dolby Atmos for the home. Dolby Atmos is now included in AVRs from numerous leading providers, and more than 29 Dolby Atmos-enabled speakers from 17 partnering companies have been announced or released. In the current fiscal quarter, the Yamaha Dolby Atmos soundbar became available for purchase, and three additional Dolby Atmos soundbars were announced at CES in January 2016 from Samsung, Creative Labs and Philips.
We have worked with major studios to release and distribute movie titles in Dolby Atmos via Blu-ray Disc. In addition, Vudu is currently streaming in Dolby Atmos, and we will continue to work with content developers and distributors to expand entertainment selections using the Dolby Atmos format.
Challenges: We must continue to present compelling reasons for consumers to demand our audio technologies wherever they consume and enjoy premium content. To the extent that OEMs do not incorporate our technologies in current and developing products, our future revenues could be impacted.
Mobile
Highlights: We continue to focus on promoting the adoption of our technologies in smartphones and tablets across the Android™, Windows and Amazon ecosystems. Collectively, these devices now deliver enhanced entertainment experiences by accessing content from an increasing number of OTT services, including Netflix, which is streaming in DD+. In addition, Dolby Atmos is being included in an increasing array of mobile devices.

Challenges: Growth in this market is dependent on several factors, including our success in collaborating with manufacturers of mobile devices to incorporate our technologies, the development of various ecosystems, which includes the availability of content in Dolby formats, and the performance of the mobile device market as a whole. The rate of new product development in this sector continues to be rapid and can result in dramatic swings in consumer trends as well as design changes that may exclude our technologies. To facilitate our growth, we must work closely with our partners to further enhance the content, distribution and playback on all major ecosystems.

NEW GROWTH INITIATIVES
Dolby Voice®
Opportunity: Dolby Voice is an audio conferencing solution that emulates the in-person meeting experience with superior spatial perception, voice clarity, and background noise suppression. Launched in fiscal 2014 in global partnership with BT®, a leading provider of audio and imaging conferencing systems, the BT MeetMe with Dolby Voice service is available via the desktop, on mobile devices, and using the Dolby Conference Phone which was designed specifically to further enhance and optimize the Dolby Voice experience. In January 2016, we announced that PGi, one of the largest providers of audio conferencing software and services, has been added as another partner who will begin offering Dolby Voice to customers. As further deployment continues, we continue to see a steady increase in the customer base.
Challenges: Our success in this market will depend on the number of conference service providers and enterprise customers we are able to attract, and the volume of usage and Dolby conference phones they ultimately acquire over time.

Dolby Vision™
Opportunity: Dolby Vision is an HDR imaging technology that offers more realistic distinctions in color, brighter highlights, and improved shadow details for cinema and digital TV. This playback technology focuses on the ability of each pixel to contribute to the overall image, and is not dependent on the number of pixels. In January 2016, LG, the world's second largest TV manufacturer, announced that they will feature Dolby Vision in their 2016 OLED and Super UHD LCD TVs. In addition, TCL recently announced the specifics of its first Dolby Vision television, the 65 inch X1 UHD TV. Finally, Vizio began shipping its Vizio Reference Series, the industry's first UHD 4K TV with Dolby Vision. With these developments, we will see a range of TVs coming to market this year at a variety of price points.
In addition to the progress with TV OEMs, SoC providers MStar, MediaTek, Sigma Designs, Realtek and HiSilicon have all indicated that they are supporting Dolby Vision on televisions, which is significant as these partners collectively provide chipsets for a large majority of the current TV market. Additionally, Roku has announced that their next 4K UHD Roku TV reference design for their OEM partners will include Dolby Vision.
To support home entertainment, MGM, Universal Pictures, Warner Bros. Home Entertainment Inc. and Sony Pictures have all announced that they will provide content for the home in Dolby Vision. In addition, Netflix Inc. and Vudu Inc. have indicated that they will stream content in Dolby Vision.
Challenges: To successfully establish Dolby Vision, we will need to continue to expand the array of consumer devices that incorporate Dolby Vision, expand the pipeline of Dolby Vision entertainment available from content creators, and encourage consumer adoption in the face of competing products and technologies.
Dolby Cinema™
Opportunity: In fiscal 2015 and in partnership with established movie theater exhibitors, we launched Dolby Cinema, a branded premium cinema that features spectacular imagery using Dolby Vision laser projection, Dolby Atmos audio technology, and inspired theater design. To date, we have announced four key exhibitors that will have Dolby Cinema sites. These include AMC in the U.S., Wanda in China, Cineplexx in Austria, and JT Biscopen in the Netherlands. The combined commitment from these four exhibitors so far is over 230 Dolby Cinema sites worldwide. Within that total, AMC has indicated that it plans to have 50 sites open by the end of calendar 2016. Dolby Cinema has also attracted strong support from the creative community, as every major studio has released or announced theatrical titles that take advantage of the audio and visual capabilities of Dolby Cinema. This includes titles such as "Star Wars - The Force Awakens", "The Revenant" , "The Martian", and "Inside Out."

Challenges: Although the premium large format sector of the cinema industry is currently a growing segment, Dolby Cinema is a new offering and will be in competition with other existing solutions. Our success with this initiative depends in large part on our ability to differentiate our offering, deploy new sites in accordance with plans, provide a compelling experience, and attract and retain a viewing audience.
PRODUCTS
Highlights: In our core cinema markets, we offer servers and audio processors to enable the playback of content in cinemas. Our product revenue base has increased with the inclusion of shipments from Doremi, a leading developer and manufacturer of digital cinema servers that we acquired in the first quarter of fiscal 2015. Product sales have also increased due to shipments of Dolby Atmos. As a stand-alone offering, Dolby Atmos continues to enjoy increasing adoption by studios, content creators, post-production facilities and exhibitors. As of the end of our current fiscal quarter, there are over 1,600 Dolby Atmos-enabled screens installed or committed to be installed, and nearly 400 Dolby Atmos theatrical titles announced or released.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis in our Fiscal 2015 Annual Report on Form 10-K filed with the SEC.

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
Our fiscal quarterly and annual reporting periods generally consist of 13 weeks and 52 weeks, respectively. However, our fiscal quarter-to-date period ended January 1, 2016 consisted of 14 weeks and our fiscal year ending September 30, 2016 consists of 53 weeks. The occurrence of an additional week during the current fiscal period results in proportionately higher operating expenses related to compensation, depreciation and amortization that are not entirely offset by incremental revenues that may have been achieved during the additional week.
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

	Fiscal Quarter Ended
Licensing	January 1, 2016	December 26, 2014	$	%
Revenue	$211,129	$216,598	$(5,469)	(3)%
Percentage of total revenue	88%	92%
Cost of licensing	6,533	3,481	3,052	88%
Gross margin	204,596	213,117	(8,521)	(4)%
Gross margin percentage	97%	98%

Quarter-To-Date: Q1'16 vs. Q1'15

Factor	Revenue		Gross Margin
Mobile	â	Decrease primarily due to timing of revenue under contractual arrangements	â	Increase in cost of licensing primarily due to amortization on newly-acquired intangible assets
Broadcast	á	Increase in recoveries and higher volumes from TVs
PC	â	Lower units largely attributed to declines in PC market volumes
CE	â	Lower units of AVRs, Blu-ray and DVD players that incorporate our technologies, partially offset by higher units of DMAs and soundbars
Other	á	Higher units of gaming consoles and increased revenues from the administration of Via Licensing patent pools
Products
Products revenue is generated from the sale of audio and imaging products for the cinema and television broadcast industries. Cost of products consists primarily of the cost of materials related to products sold, labor and manufacturing overhead, and amortization of certain intangible assets. Our cost of products also includes third party royalty obligations paid to license intellectual property that we include in our products.

	Fiscal Quarter Ended
Products	January 1, 2016	December 26, 2014	$	%
Revenue	$24,809	$13,263	$11,546	87%
Percentage of total revenue	10%	6%
Cost of products	19,038	12,584	6,454	51%
Gross margin	5,771	679	5,092	750%
Gross margin percentage	23%	5%

Quarter-To-Date: Q1'16 vs. Q1'15

Factor	Revenue		Gross Margin
Cinema	á	Higher units of digital server products, 3D glasses and cinema audio products	á	More favorable product mix from higher units of digital cinema and audio products, and lower charges from excess and obsolete inventory
Other	No significant fluctuations
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

	Fiscal Quarter Ended
Services	January 1, 2016	December 26, 2014	$	%
Revenue	$4,876	$4,377	$499	11%
Percentage of total revenue	2%	2%
Cost of services	4,195	3,345	850	25%
Gross margin	681	1,032	(351)	(34)%
Gross margin percentage	14%	24%

Quarter-To-Date: Q1'16 vs. Q1'15

Factor	Revenue		Gross Margin
Configuration & Post-Production	á	Higher film mastering and other services	No significant fluctuations
Support & Other	No significant fluctuations		â	Higher labor and maintenance-related costs
Operating Expenses
Research & Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Quarter Ended
	January 1, 2016	December 26, 2014	$	%
Research and development	$53,328	$48,594	$4,734	10%
Percentage of total revenue	22%	21%

Quarter-To-Date: Q1'16 vs. Q1'15

Category	Key Drivers
Compensation & Benefits	á	Higher employee headcount and merit increases across the existing employee base
Facilities	á	Higher costs associated with our new worldwide headquarters and additional laboratories
Product Development	â	Lower costs for the funding of various research projects and initiatives aimed at developing new products and technologies
Depreciation & Amortization	á	Higher depreciation from assets placed into service

Sales & Marketing
S&M expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, marketing and promotional expenses particularly for events such as trade shows and conferences, travel-related expenses for our sales and marketing personnel, consulting fees, facilities costs, depreciation and amortization, information technology expenses, and legal costs associated with the protection of our intellectual property.

	Fiscal Quarter Ended
	January 1, 2016	December 26, 2014	$	%
Sales and marketing	$74,454	$68,018	$6,436	9%
Percentage of total revenue	31%	29%

Quarter-To-Date: Q1'16 vs. Q1'15

Category	Key Drivers
Facilities	á	Higher costs associated with our new worldwide headquarters and the opening of new office locations
Marketing Programs	á	Higher costs associated with the recent launch of Dolby Cinema and other marketing activities supporting growth initiatives such as Dolby Voice
Stock-Based Compensation	á	Higher employee headcount and an increase in volume of award grants relative to the prior fiscal comparative period
Compensation & Benefits	á	Higher employee headcount and merit increases across the existing employee base, partially offset by lower variable compensation costs

General & Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended
	January 1, 2016	December 26, 2014	$	%
General and administrative	$44,078	$44,716	$(638)	(1)%
Percentage of total revenue	18%	19%

Quarter-To-Date: Q1'16 vs. Q1'15

Category	Key Drivers
Compensation & Benefits	á	Merit increases across the existing employee base and to a lesser extent, higher employee headcount
Facilities Allocation	â	Lower proportionate allocations of facility and related expenses since G&A headcount remained relatively unchanged compared to significant R&D and S&M headcount increases
Legal, Professional & Consulting Fees	â
Lower costs as the prior fiscal comparative period included expenses incurred in connection with our acquisition of Doremi in fiscal 2015 along with a decrease in costs associated with other legal activities

Restructuring
Restructuring charges recorded in our statement of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. The extent of our costs arising as a result of these actions, including fluctuations in related balances between fiscal periods, is based on the nature of activities under the various plans.
No restructuring charges were recorded in the fiscal quarter-to-date period ended January 1, 2016, while our statement of operations for the fiscal quarter-to-date period ended December 26, 2014 reflects a credit coinciding with the completion of activity under our fiscal 2014 restructuring plan. For additional information on this restructuring plan, refer to Note 11 “Restructuring” to our unaudited interim condensed consolidated financial statements.

Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended
Other Income/Expense	January 1, 2016	December 26, 2014	$	%
Interest income	$1,297	$900	$397	44%
Interest expense	(29)	(15)	(14)	93%
Other income/(expense), net	(972)	(108)	(864)	800%
Total	$296	$777	$(481)	(62)%

Quarter-To-Date: Q1'16 vs. Q1'15

Category	Key Drivers
Other Income/(Expense)	â	Increase in other expense primarily from higher currency translation losses caused by unfavorable fluctuations in foreign exchange rates
Interest Income	á	Increase due to higher yields on our investment balances relative to the prior fiscal comparative period
Income Taxes
Our effective tax rate is based on a projection of our annual fiscal year results, and is affected each quarter-end by several factors. These include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions as well as discrete items such as changes to our uncertain tax positions that may occur in, but are not necessarily consistent between periods. For additional information related to effective tax rates, see Note 10 “Income Taxes” to our consolidated financial statements.

	Fiscal Quarter Ended
	January 1, 2016	December 26, 2014
Provision for income taxes	$(8,473)	$(12,379)
Effective tax rate	21%	23%

Quarter-To-Date: Q1'16 vs. Q1'15

Factor	Impact On Effective Tax Rate
Federal R&D Credits	â	Increase in discrete benefits from federal R&D credits
Tax Contingencies	á	Reduced benefits due to the impact of the settlement of the I.R.S. audit for tax years 2011 and 2012

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of January 1, 2016, we had cash and cash equivalents of $467.1 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $406.0 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities.
Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of January 1, 2016, approximately $521 million, or 60%, was held by our foreign subsidiaries. This represented a $25 million decrease from the $546 million that was held by our foreign subsidiaries as of September 25, 2015. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less the applicable foreign tax credits.

	January 1, 2016	September 25, 2015
	(in thousands)
Cash and cash equivalents	$467,099	$531,926
Short-term investments	139,144	138,901
Long-term investments	266,904	321,015
Accounts receivable, net	89,935	101,563
Accounts payable and accrued liabilities	171,842	190,017
Working capital (1)	541,406	611,548

(1)	Working capital consists of total current assets less total current liabilities.
Capital Expenditures and Uses of Capital
Our capital expenditures consist of purchases of land, building, building fixtures, laboratory equipment, office equipment, computer hardware and software, leasehold improvements, and production and test equipment. We continue to invest in sales and marketing and R&D that contribute to the overall growth of our business and technological innovation.
Business Combinations. During fiscal 2015, we completed the business combination of Doremi and the Doremi-related assets for total purchase consideration of $98.4 million, net of cash acquired. During the first quarter of fiscal 2016, we completed an asset purchase of a patent portfolio that fits within our existing patent licensing programs for total consideration of $105.0 million. For additional details, see Note 13 “Business Combinations” to our interim condensed consolidated financial statements.
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
Shareholder Return
Since fiscal 2010, we have returned significant cash to stockholders through repurchases of common stock under our repurchase program, a special one-time dividend, and our quarterly dividend program established in fiscal 2015. Refer to Note 7 "Stockholders' Equity & Stock-Based Compensation" to our interim condensed consolidated financial statements for a summary of dividend payments made under the program to date and additional information regarding our stock repurchase program.
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
Operating Activities

	Fiscal Quarter Ended
	January 1, 2016	December 26, 2014
Net cash provided by operating activities	$67,395	$3,445
Net cash provided by operating activities increased $64.0 million in the fiscal quarter-to-date period ended January 1, 2016 as compared to the fiscal quarter-to-date period ended December 26, 2014, primarily due to the following:

Factor	Impact On Cash Flows
Working Capital	á
Net overall increase attributed to a decrease in accounts receivable and increase in deferred revenue, partially offset by a decrease in accounts payable and accrued liabilities, all due to timing differences

Net Income	â	Increase in operating expenses which exceeded the increase in total revenues
Investing Activities

	Fiscal Quarter Ended
	January 1, 2016	December 26, 2014
Net cash used in investing activities	$(79,952)	$(125,842)
Capital expenditures	(24,368)	(21,661)
Net cash used in investing activities was $45.9 million lower in the fiscal quarter-to-date period ended January 1, 2016 as compared to the fiscal quarter-to-date period ended December 26, 2014, primarily due to the following:

Factor	Impact On Cash Flows
Acquisition Of Intangible Assets	â	Significant cash outflow during fiscal 2016 for the purchase of a patent portfolio (refer to footnote 6 for additional information)
Business Combinations	á	Lower cash outflows as the prior comparable period included our acquisition of Doremi during fiscal 2015
Proceeds From Investments	á	Higher cash inflows from the sale & maturity of marketable investment securities during the current fiscal period
Purchase Of Investments	á	Lower cash outflows for the purchase of marketable investment securities
Capital Expenditures	â	Higher cash expenditures for PP&E
Financing Activities

	Fiscal Quarter Ended
	January 1, 2016	December 26, 2014
Net cash used in financing activities	$(51,330)	$(34,162)
Repurchase of common stock	(39,449)	(16,953)

Net cash used in financing activities was $17.2 million higher in the fiscal quarter-to-date period ended January 1, 2016 as compared to the fiscal quarter-to-date period ended December 26, 2014, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	â	Increased cash outflows for a higher volume of common stock repurchases
Partnership Distribution	á	Distributions to our controlling interest for accumulated commercial property leasing fees were lower in the current fiscal period
Dividend Payments	â	Higher cash outflow for the payment of our quarterly cash dividend to common stockholders primarily as a result of a $0.02 per share increase compared to the prior fiscal year
Off-Balance Sheet Arrangements and Contractual Obligations
Our liquidity is not dependent upon the use of off-balance sheet financing arrangements, and we have not entered into any arrangements that are expected to have a material effect on liquidity or the availability of capital resources. Since the end of our most recent fiscal year ended September 25, 2015, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business. For additional details regarding our contractual obligations, see Note 12 “Commitments & Contingencies” to our unaudited interim condensed consolidated financial statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of January 1, 2016, we had cash and cash equivalents of $467.1 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $406.0 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At January 1, 2016, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately fifteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of January 1, 2016, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $4.5 million and $2.2 million, respectively
Foreign Currency Exchange Risk
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
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of January 1, 2016 and September 25, 2015, the outstanding derivative instruments had maturities of 33 days or less and the total notional amounts of outstanding contracts were $21.4 million and $22.3 million, respectively. The fair values of these contracts were nominal as of January 1, 2016 and September 25, 2015, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of January 1, 2016. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $0.4 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $0.4 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended January 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Cinema Industry Risks. Our cinema product sales are subject to fluctuations based on events and conditions in the cinema industry, such as the construction of new screens or upgrade of existing screens. In addition, in the first quarter of fiscal 2015, we launched Dolby Cinema, a branded premium cinema offering for exhibitors and movie audiences that combines Dolby Vision laser projection and Dolby Atmos sound. More recently, we announced a collaboration with Wanda Cinema Line to open 100 Dolby Cinema locations in China over the next five years. Although we have invested, and expect to continue to invest, a substantial amount of time and resources developing Dolby Cinema and building our partnerships in connection with the launch of Dolby Cinema locations, this is a new market for us and we may not recognize a meaningful amount of revenue from these efforts in the near future, or at all, if Dolby Cinema is not ultimately successful. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally.
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
Experience with New Markets and Business Models. Our future growth will depend, in part, upon our expansion into areas beyond our core audio licensing business. Over the past few years, we have introduced Dolby Voice technology for the communications market, Dolby Vision for the home and cinema markets, and our branded-theater experience, Dolby Cinema. As we enter into these new markets, we will face new sources of competition, new business models, and new customer relationships. In order to be successful in these markets, we will need to cultivate new industry relationships to bring our products, services, and technologies to market. Our inexperience in one or more of these markets could limit our ability to successfully execute on our growth strategy.

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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of January 1, 2016, we had approximately 5,600 issued patents in addition to approximately 3,400 pending patent applications in more than 80 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2040.
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
Competition from Other Audio Formats and Imaging Solutions. We believe that the success we have had licensing our audio technologies to system licensees is due, in part, to the strength of our brand and the perception that our technologies provide a high quality solution for multichannel audio. However, both free and proprietary sound technologies are becoming increasingly prevalent, and we expect competitors to continue to enter this field with other offerings. Furthermore, to the extent that customers perceive our competitors’ products as providing the same advantages as our technologies at a lower or comparable price, there is a risk that these customers may treat sound encoding technologies as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. In addition, we introduced our HDR imaging technology, Dolby Vision, within the last two years, and we expect to face intense competition from existing and more well-established competitors. Moreover, there can be no assurance that consumers will adopt Dolby Vision in the near future, or at all.
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
In Note 14 "Legal Matters" to our consolidated financial statements, we describe reviews of our business practices by government regulators in Korea and China pursuant to their competition laws. Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for intellectual property. Because these jurisdictions have only recently implemented competition laws, their enforcement activities are unpredictable. Furthermore, the implementation of our recent agreement relating to the inquiry of the National Development and Reform Commission of China remains ongoing.
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

STOCK-RELATED ISSUES
Controlling Stockholder. At January 1, 2016, the Dolby family and their affiliates owned 1,345,906 shares of our Class A common stock and 48,565,253 shares of our Class B common stock. As of January 1, 2016, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 90.4% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, and $200.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, and October 23, 2014, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate. The following table provides information regarding our share repurchases made under program during the first quarter of fiscal 2016:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
September 26, 2015 - October 30, 2015	242,500	$34.66	242,500	$144.3 million
October 31, 2015 - November 27, 2015	731,400	34.68	731,400	$119.0 million
November 28, 2015 - January 1, 2016	166,800	33.94	166,800	$113.3 million
Total	1,140,700		1,140,700

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Filed Herewith
10.1	2016 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	001-32431	December 11, 2015
10.2	Form of Executive Performance-Based Stock Option Agreement	Current Report on Form 8-K	001-32431	December 11, 2015
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS‡	XBRL Instance Document				X
101.SCH‡	XBRL Taxonomy Extension Schema Document				X
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF‡	XBRL Extension Definition				X
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 4, 2016

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)