Form 10-Q
period 2016-04-01
Dolby Laboratories, Inc.
filed 2016-05-04
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On April 29, 2016, the registrant had 53,575,257 shares of Class A common stock, par value $0.001 per share, and 46,688,962 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended April 1, 2016

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AOCI	Accumulated Other Comprehensive Income
APIC	Additional-Paid In-Capital
ASP	Average Selling Price
ASU	Accounting Standards Update
ATSC	Advanced Television Systems Committee
AVR	Audio/Video Receiver
CODM	Chief Operating Decision-Maker
COGS	Cost Of Goods Sold
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DCI	Digital Cinema Initiative
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVB	Digital Video Broadcasting
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General & Administrative
GAAP	Generally Accepted Accounting Principles
HDR	High Dynamic Range
HDTV	High Definition Television
HE AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
HFR	High Frame Rate
HTIB	Home Theater In-A-Box
IC	Integrated Circuit
IMB	Integrated Media Block
IPO	Initial Public Offering
IPTV	Internet Protocol Television
ISO	Incentive Stock Option
ISV	Independent Software Vendor
IT	Information Technology
LCD	Liquid Crystal Display
LP	Limited Partner/Partnership
ME	Multiple Element
NATO	North American Theatre Owners
NOL	Net Operating Loss
NQ	Non-Qualified/Non-Statutory Stock Option
OCI	Other Comprehensive Income
ODD	Optical Disc Drive
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OLED	Organic Light-Emitting Diode
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant And Equipment
PSO	Performance-Based Stock Option
R&D	Research & Development
RSU	Restricted Stock Unit
S&M	Sales & Marketing
SAR	Stock Appreciation Rights
SERP	Supplemental Executive Retirement Plan
SoC	System-On-A-Chip
STB	Set-Top Box
TAM	Total Available Market
TPE	Third Party Evidence
TSR	Total Stockholder Return
UHD	Ultra High Definition
U.S. GAAP	Generally Accepted Accounting Principles In The United States
VSOE	Vendor Specific Objective Evidence

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	April 1, 2016	September 25, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$521,202	$531,926
Restricted cash	5,278	2,936
Short-term investments	104,267	138,901
Accounts receivable, net of allowance for doubtful accounts of $2,665 and $1,542	102,083	101,563
Inventories	17,259	13,872
Prepaid expenses and other current assets	36,198	32,031
Total current assets	786,287	821,229
Long-term investments	268,091	321,015
Property, plant and equipment, net	416,254	403,091
Intangible assets, net	216,082	127,507
Goodwill	309,880	307,708
Deferred taxes	149,272	143,279
Other non-current assets	12,985	9,464
Total assets	$2,158,851	$2,133,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,632	$20,710
Accrued liabilities	158,534	169,307
Income taxes payable	—	754
Deferred revenue	22,321	18,910
Total current liabilities	198,487	209,681
Long-term deferred revenue	35,652	30,581
Other non-current liabilities	70,664	77,024
Total liabilities	304,803	317,286

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 53,265,096 shares issued and outstanding at April 1, 2016 and 50,291,426 at September 25, 2015	54	51
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 46,790,462 shares issued and outstanding at April 1, 2016 and 50,743,311 at September 25, 2015	47	51
Additional paid-in capital	—	17,571
Retained earnings	1,853,602	1,800,857
Accumulated other comprehensive (loss)	(8,342)	(11,462)
Total stockholders’ equity – Dolby Laboratories, Inc.	1,845,361	1,807,068
Controlling interest	8,687	8,939
Total stockholders’ equity	1,854,048	1,816,007
Total liabilities and stockholders’ equity	$2,158,851	$2,133,293

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Revenue:
Licensing	$249,336	$243,333	$460,465	$459,931
Products	20,063	22,985	44,872	36,248
Services	4,941	5,632	9,817	10,009
Total revenue	274,340	271,950	515,154	506,188

Cost of revenue:
Cost of licensing	6,698	3,787	13,231	7,268
Cost of products	13,978	18,237	33,016	30,821
Cost of services	3,697	3,125	7,892	6,470
Total cost of revenue	24,373	25,149	54,139	44,559

Gross margin	249,967	246,801	461,015	461,629

Operating expenses:
Research and development	52,088	56,601	105,416	105,195
Sales and marketing	71,815	65,940	146,269	133,958
General and administrative	42,482	45,653	86,560	90,369
Restructuring charges/(credits)	1,255	—	1,255	(39)
Total operating expenses	167,640	168,194	339,500	329,483

Operating income	82,327	78,607	121,515	132,146

Other income/expense:
Interest income	1,250	1,091	2,547	1,991
Interest expense	(33)	(31)	(62)	(46)
Other income/(expense), net	279	218	(693)	110
Total other income	1,496	1,278	1,792	2,055

Income before income taxes	83,823	79,885	123,307	134,201
Provision for income taxes	(16,278)	(21,353)	(24,751)	(33,732)
Net income including controlling interest	67,545	58,532	98,556	100,469
Less: net (income) attributable to controlling interest	(147)	(558)	(257)	(1,138)
Net income attributable to Dolby Laboratories, Inc.	$67,398	$57,974	$98,299	$99,331

Net Income Per Share:
Basic	$0.67	$0.57	$0.98	$0.97
Diluted	$0.66	$0.56	$0.97	$0.95
Weighted-Average Shares Outstanding:
Basic	100,456	102,509	100,600	102,406
Diluted	101,555	103,904	101,716	104,097

Related party rent expense:
Included in operating expenses	$756	$755	$1,537	$1,543
Included in net income attributable to controlling interest	$174	$1,151	$350	$2,304

Cash dividend declared per common share	$0.12	$0.10	$0.24	$0.20
Cash dividend paid per common share	$0.12	$0.10	$0.24	$0.20

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Net income including controlling interest	$67,545	$58,532	$98,556	$100,469
Other comprehensive income:
Foreign currency translation adjustments, net of tax	2,872	(6,319)	2,122	(11,872)
Unrealized gains on available-for-sale securities, net of tax	1,563	842	703	665
Comprehensive income	71,980	53,055	101,381	89,262
Less: comprehensive (income)/loss attributable to controlling interest	(1)	(425)	38	(477)
Comprehensive income attributable to Dolby Laboratories, Inc.	$71,979	$52,630	$101,419	$88,785

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 25, 2015	$102	$17,571	$1,800,857	$(11,462)	$1,807,068	$8,939	$1,816,007
Net income	—	—	98,299	—	98,299	257	98,556
Currency translation adjustments, net of tax of $188	—	—	—	2,417	2,417	(295)	2,122
Unrealized gains on investments, net of tax of $(17)	—	—	—	703	703	—	703
Distributions to controlling interest	—	—	—	—	—	(214)	(214)
Stock-based compensation expense	—	35,466	—	—	35,466	—	35,466
Repurchase of common stock	(2)	(55,500)	(21,354)	—	(76,856)	—	(76,856)
Cash dividends declared and paid on common stock	—	—	(24,200)	—	(24,200)	—	(24,200)
Tax (deficiency) from employee stock plans	—	(1,369)	—	—	(1,369)	—	(1,369)
Common stock issued under employee stock plans	—	14,575	—	—	14,575	—	14,575
Tax withholdings on vesting of restricted stock	1	(10,743)	—	—	(10,742)	—	(10,742)
Balance at April 1, 2016	$101	$—	$1,853,602	$(8,342)	$1,845,361	$8,687	$1,854,048

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 26, 2014	$103	$46,415	$1,660,485	$3,014	$1,710,017	$21,631	$1,731,648
Net income	—	—	99,331	—	99,331	1,138	100,469
Currency translation adjustments, net of tax of $829	—	—	—	(11,211)	(11,211)	(661)	(11,872)
Unrealized gains on investments, net of tax of $(327)	—	—	—	665	665	—	665
Distributions to controlling interest	—	—	—	—	—	(5,628)	(5,628)
Stock-based compensation expense	—	34,509	—	—	34,509	—	34,509
Repurchase of common stock	(1)	(32,363)	—	—	(32,364)	—	(32,364)
Cash dividends declared and paid on common stock	—	—	(20,470)	—	(20,470)	—	(20,470)
Tax benefit from employee stock plans	—	1,273	—	—	1,273	—	1,273
Common stock issued under employee stock plans	1	12,630	—	—	12,631	—	12,631
Tax withholdings on vesting of restricted stock	—	(11,809)	—	—	(11,809)	—	(11,809)
Exercise of class B stock options	—	7	—	—	7	—	7
Balance at March 27, 2015	$103	$50,662	$1,739,346	$(7,532)	$1,782,579	$16,480	$1,799,059

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	April 1, 2016	March 27, 2015
Operating activities:
Net income including controlling interest	$98,556	$100,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,917	33,578
Stock-based compensation	35,466	34,509
Amortization of premium on investments	2,661	4,811
Excess tax benefit from exercise of stock options	(338)	(2,095)
Provision for doubtful accounts	1,228	(487)
Deferred income taxes	(5,709)	(7,681)
Other non-cash items affecting net income	498	1,252
Changes in operating assets and liabilities:
Accounts receivable	(1,727)	(3,457)
Inventories	(3,533)	1,397
Prepaid expenses and other assets	(6,979)	(6,045)
Accounts payable and other liabilities	(5,939)	3,223
Income taxes, net	(8,752)	12,064
Deferred revenue	8,495	5,486
Other non-current liabilities	22	916
Net cash provided by operating activities	156,866	177,940

Investing activities:
Purchase of investments	(200,944)	(194,613)
Proceeds from sales of investment securities	227,094	120,074
Proceeds from maturities of investment securities	59,053	79,885
Purchases of PP&E	(48,984)	(78,488)
Payments for business acquisitions, net of cash acquired	—	(93,516)
Purchase of intangible assets	(105,270)	(6,416)
Change in restricted cash	(2,342)	(14)
Net cash used in investing activities	(71,393)	(173,088)

Financing activities:
Proceeds from issuance of common stock	14,575	12,638
Repurchase of common stock	(76,856)	(32,364)
Payment of cash dividend	(24,200)	(20,470)
Distribution to controlling interest	(214)	(5,628)
Excess tax benefit from exercise of stock options	338	2,095
Shares repurchased for tax withholdings on vesting of restricted stock	(10,742)	(11,809)
Net cash used in financing activities	(97,099)	(55,538)

Effect of foreign exchange rate changes on cash and cash equivalents	902	(3,792)
Net decrease in cash and cash equivalents	(10,724)	(54,478)
Cash and cash equivalents at beginning of period	531,926	568,472
Cash and cash equivalents at end of period	$521,202	$513,994

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$39,227	$26,885

Non-cash investing and financing activities:
Change in PP&E purchased and unpaid at period-end	$(9,592)	$27,824
Purchase consideration payable for acquisition	$95	$740

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
The results for the fiscal quarter ended April 1, 2016 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 30, 2016.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 14 week period ended April 1, 2016 and the 13 week period March 27, 2015. Our fiscal year ended September 25, 2015 (fiscal 2015) consisted of 52 weeks while our fiscal year ending September 30, 2016 (fiscal 2016) will consist of 53 weeks.
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
Consolidation.  In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP. Among others, the ASU significantly amends how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion. The ASU is effective for us on October 1, 2016. Early adoption is permitted, including adoption in an interim period, and we are currently evaluating the timing, transition method, and impact of the standard on our consolidated financial statements.
Inventory.  In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which affects reporting entities that measure inventory using first-in, first-out (FIFO) or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The ASU is effective for us on September 30, 2017. Early adoption is permitted, and we are currently evaluating the timing and impact of the standard on our consolidated financial statements.
Leases.  In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for leases. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee's recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. The ASU is effective for us on September 28, 2019, and must be applied using a modified retrospective approach. Early adoption is permitted, including adoption in an interim period, and we are currently evaluating the timing and impact of the standard on our consolidated financial statements.
Share-Based Compensation.  In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for us on September 30, 2017. Early adoption is permitted, including adoption in an interim period, and we are currently evaluating the timing and impact of the standard on our consolidated financial statements.

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of April 1, 2016 and September 25, 2015 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

Accounts Receivable, Net	April 1, 2016	September 25, 2015
Trade accounts receivable	$87,114	$94,559
Accounts receivable from patent administration program customers	17,634	8,546
Accounts receivable, gross	104,748	103,105
Less: allowance for doubtful accounts	(2,665)	(1,542)
Total	$102,083	$101,563
Inventories

Inventories	April 1, 2016	September 25, 2015
Raw materials	$4,293	$3,246
Work in process	5,628	3,279
Finished goods	7,338	7,347
Total	$17,259	$13,872

Inventories are stated at the lower of cost or market. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. In addition to the amounts shown in the table above, we have included $1.5 million and $1.4 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of April 1, 2016 and September 25, 2015, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess and obsolete inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

Prepaid Expenses And Other Current Assets	April 1, 2016	September 25, 2015
Prepaid expenses	$17,945	$13,680
Other current assets	7,071	7,525
Income tax receivable	11,182	10,826
Total	$36,198	$32,031
Accrued Liabilities

Accrued Liabilities	April 1, 2016	September 25, 2015
Accrued royalties	$2,156	$1,951
Amounts payable to patent administration program partners	55,676	40,466
Accrued compensation and benefits	51,229	70,317
Accrued professional fees	4,274	6,523
Other accrued liabilities	45,199	50,050
Total	$158,534	$169,307

Other accrued liabilities include the accrual for unpaid PP&E additions of $13.2 million and $20.5 million as of April 1, 2016 and September 25, 2015, respectively.
Other Non-Current Liabilities

Other Non-Current Liabilities	April 1, 2016	September 25, 2015
Supplemental retirement plan obligations	$2,418	$2,400
Non-current tax liabilities	56,545	62,843
Other liabilities	11,701	11,781
Total	$70,664	$77,024

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

Our cash and investment portfolio, which is recorded as cash equivalents and both short and long-term investments, consists of the following (in thousands):

	April 1, 2016
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$494,964			$494,964
Cash equivalents:
Money market funds	26,238	—	—	26,238	26,238
Cash and cash equivalents	521,202	—	—	521,202	26,238	—	—

Short-term investments:
Commercial paper	13,867	22	(7)	13,882		13,882
Corporate bonds	71,851	—	(51)	71,800		71,800
Municipal debt securities	18,591	8	(14)	18,585		18,585
Short-term investments	104,309	30	(72)	104,267	—	104,267	—

Long-term investments:
Certificate of deposit (1)	13,000	—	(15)	12,985		12,985
U.S. agency securities	11,631	39	(1)	11,669	11,669
Government bonds	14,483	70	(1)	14,552	14,552
Corporate bonds	189,585	810	(197)	190,198		190,198
Municipal debt securities	35,033	121	(22)	35,132		35,132
Other long-term investments (2)	3,046	509	—	3,555	509
Long-term investments	266,778	1,549	(236)	268,091	26,730	238,315	—

Total cash, cash equivalents, and investments	$892,289	$1,579	$(308)	$893,560	$52,968	$342,582	$—

Investments held in supplemental retirement plan:
Assets	2,404			2,404	2,404
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	2,404			2,404	2,404
Included in accrued liabilities & other non-current liabilities

Contingent consideration related to acquisition:
Liabilities	95			95			95
Included in accrued liabilities

(1)	The certificate of deposit includes marketable securities, and has a maturity in excess of one year as of April 1, 2016.

(2)
Other long-term investments as of April 1, 2016 include a marketable equity security of $0.5 million, and other investments that are not carried at fair value including an equity method investment of $0.6 million and two cost method investments of $2.0 million and $0.5 million.

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

Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our available-for-sale securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those available-for-sale securities that were in an unrealized loss position as of April 1, 2016 and September 25, 2015 (in thousands):

	April 1, 2016		September 25, 2015
Investment Type	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)
Certificate of deposit	$12,986	$(15)	$—	$—
U.S. agency securities	2,996	(2)	19,005	(17)
Commercial paper	13,860	(7)	—	—
Corporate bonds	71,460	(248)	148,034	(403)
Municipal debt securities	18,338	(36)	35,476	(60)
Total	$119,640	$(308)	$202,515	$(480)

(1)	Our available-for-sale securities in an unrealized loss position were in such position for less than twelve months as of both April 1, 2016 and September 25, 2015.
Although we had certain securities that were in an unrealized loss position as of April 1, 2016, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at either April 1, 2016 or September 25, 2015 to represent an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within our investment portfolio based on stated maturities as of April 1, 2016 and September 25, 2015, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	April 1, 2016		September 25, 2015
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$130,547	$130,505	$158,957	$159,090
Due in 1 to 2 years	125,706	125,932	173,571	173,577
Due in 2 to 3 years	138,027	138,604	143,879	143,752
Total	$394,280	$395,041	$476,407	$476,419

5. Property, Plant & Equipment
Property, plant and equipment are recorded at cost, with depreciation expense included in cost of products, cost of services, R&D, S&M and G&A expenses in our consolidated statements of operations. PP&E consist of the following (in thousands):

Property, Plant And Equipment	April 1, 2016	September 25, 2015
Land	$43,457	$43,537
Buildings and building improvements	261,857	248,390
Leasehold improvements	60,648	61,455
Machinery and equipment	74,556	70,143
Computer systems and software	149,112	136,666
Furniture and fixtures	27,197	25,489
Equipment provided under operating leases	22,318	7,638
Construction-in-progress	4,673	11,448
Property, plant and equipment, gross	643,818	604,766
Less: accumulated depreciation	(227,564)	(201,675)
Property, plant and equipment, net	$416,254	$403,091

6. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 25, 2015	$307,708
Translation adjustments	2,172
Balance at April 1, 2016	$309,880
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	April 1, 2016			September 25, 2015
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$278,222	$(88,261)	$189,961	$172,787	$(74,398)	$98,389
Customer relationships	56,826	(31,262)	25,564	56,933	(28,275)	28,658
Other intangibles	22,722	(22,165)	557	22,564	(22,104)	460
Total	$357,770	$(141,688)	$216,082	$252,284	$(124,777)	$127,507
During both the fiscal year-to-date period ended April 1, 2016 and March 27, 2015, we purchased various patents and developed technology for cash consideration that enable us to further develop our audio, imaging and potential product offerings.
Patent Portfolio Acquisition.    On September 30, 2015, we completed an asset purchase of a patent portfolio that fits within our existing patent licensing programs for total consideration of $105.0 million. These assets are categorized within the "Acquired patents and technology" intangible asset class, and will be amortized over their weighted-average useful life of 9.0 years.
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
With regard to our purchase of intangible assets during the periods presented, the following table summarizes the cash consideration paid, the weighted-average useful lives over which the acquired assets will be amortized using the greater of either the straight-line basis or a ratio-to-revenue method, and the classification of their amortized expense in our consolidated statements of operations:

Fiscal Period	Total Purchase Consideration	Weighted-Average Useful Life	Income Statement Classification: Amortization Expense
	(in millions)	(in years)
Fiscal 2015
Q1 - Quarter ended December 26, 2014	$6.4	18.0	Cost of Revenue
Q2 - Quarter ended March 27, 2015	—	0
	$6.4	18.0

Fiscal 2016
Q1 - Quarter ended January 1, 2016	$105.3	9.0	Cost of Revenue
Q2 - Quarter ended April 1, 2016	—	0
	$105.3	9.0
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D and S&M expenses in our consolidated statements of operations. Amortization expense was $8.2 million and $5.6 million in the second quarter of fiscal 2016 and 2015, respectively, and $16.7 million and $11.0 million in the fiscal year-to-date period ended April 1, 2016 and March 27, 2015, respectively. As of April 1, 2016, estimated amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2016	$16,140
2017	29,660
2018	24,214
2019	23,630
2020	23,405
Thereafter	99,033
Total	$216,082

7. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At April 1, 2016, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At April 1, 2016, we had 53,265,096 shares of Class A common stock and 46,790,462 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
The following table summarizes information about all stock options issued under our 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 25, 2015	8,835	$35.85
Grants	2,187	33.21
Exercises	(345)	29.18
Forfeitures and cancellations	(230)	40.32
Options outstanding at April 1, 2016	10,447	35.41	7.3	$83,774
Options vested and expected to vest at April 1, 2016	9,718	35.35	7.2	78,586
Options exercisable at April 1, 2016	5,451	$33.90	6.0	51,366

(1)	Aggregate intrinsic value is based on the closing price of our common stock on April 1, 2016 of $43.37 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs which vest based on the satisfaction of specific performance criteria, although no such awards have been granted as of April 1, 2016. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 25, 2015	2,830	$40.73
Granted	1,260	33.57
Vested	(953)	36.45
Forfeitures	(113)	38.76
Non-vested at April 1, 2016	3,024	$39.17
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
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Expected term (in years)	5.24	5.21	5.24	4.60
Risk-free interest rate	1.5%	1.6%	1.7%	1.5%
Expected stock price volatility	30.1%	29.5%	29.8%	29.7%
Dividend yield	1.4%	1.0%	1.4%	0.9%
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
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):

Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Compensation Expense - By Type
Stock options	$4,998	$5,729	$11,364	$12,012
Restricted stock units	10,267	10,077	22,343	20,292
Employee stock purchase plan	821	861	1,759	2,205
Total stock-based compensation	16,086	16,667	35,466	34,509
Benefit from income taxes	(4,706)	(4,890)	(10,412)	(10,041)
Total stock-based compensation, net of tax	$11,380	$11,777	$25,054	$24,468

Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Compensation Expense - By Classification
Cost of products	$219	$224	$499	$470
Cost of services	114	115	243	237
Research and development	4,268	4,938	9,375	10,212
Sales and marketing	6,441	5,576	14,151	11,485
General and administrative	5,044	5,814	11,198	12,105
Total stock-based compensation	16,086	16,667	35,466	34,509
Benefit from income taxes	(4,706)	(4,890)	(10,412)	(10,041)
Total stock-based compensation, net of tax	$11,380	$11,777	$25,054	$24,468
The tax benefit that we recognize from certain exercises of ISOs and shares issued under our ESPP are excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Tax benefit - stock option exercises & shares issued under ESPP	$28	$19	$123	$187
Unrecognized Compensation Expense.    At April 1, 2016, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $41.2 million, which is expected to be recognized over a weighted-average period of 2.5 years. At April 1, 2016, total unrecorded compensation expense associated with RSUs expected to vest was approximately $84.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of April 1, 2016 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Total	$1,100,000

Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of April 1, 2016, the remaining authorization to purchase additional shares is approximately $75.9 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2016:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended January 1, 2016	1,140,700	$39,449	$34.57
Q2 - Quarter ended April 1, 2016	975,745	37,407	38.32
Total	2,116,445	$76,856

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend
In October 2014, our Board of Directors initiated a recurring quarterly dividend program for our stockholders. The following table summarizes the dividend payments made under the program during fiscal 2016:

Fiscal Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2016
Q1 - Quarter ended January 1, 2016	January 25, 2016	February 8, 2016	February 17, 2016	$0.12	$12.1 million
Q2 - Quarter ended April 1, 2016	April 25, 2016	May 9, 2016	May 18, 2016	$0.12	$12.0 million	(1)

(1)	The amount of the dividend payment is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended April 1, 2016			Fiscal Year-To-Date Ended April 1, 2016
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Balance, beginning of period	$(510)	$(12,413)	$(12,923)	$350	$(11,812)	$(11,462)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains - investment securities	1,401		1,401	242		242
Foreign currency translation gains (1)		3,173	3,173		2,229	2,229
Income tax effect - benefit/(expense)	(94)	(155)	(249)	105	188	293
Net of tax	1,307	3,018	4,325	347	2,417	2,764
Amounts reclassified from AOCI into earnings:
Realized gains - investment securities (1)	347		347	478		478
Income tax effect - (expense) (2)	(91)		(91)	(122)		(122)
Net of tax	256	—	256	356	—	356
Net current-period other comprehensive income	1,563	3,018	4,581	703	2,417	3,120
Balance, end of period	$1,053	$(9,395)	$(8,342)	$1,053	$(9,395)	$(8,342)

	Fiscal Quarter Ended March 27, 2015			Fiscal Year-To-Date Ended March 27, 2015
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Balance, beginning of period	$328	$(2,516)	$(2,188)	$505	$2,509	$3,014
Other comprehensive income/(loss) before reclassifications:
Unrealized gains - investment securities	1,554		1,554	1,169		1,169
Foreign currency translation (losses) (1)		(6,487)	(6,487)		(12,040)	(12,040)
Income tax effect - benefit/(expense)	(507)	301	(206)	(327)	829	502
Net of tax	1,047	(6,186)	(5,139)	842	(11,211)	(10,369)
Amounts reclassified from AOCI into earnings:
Realized (losses) - investment securities (1)	(218)		(218)	(204)		(204)
Income tax effect - benefit (2)	13		13	27		27
Net of tax	(205)	—	(205)	(177)	—	(177)
Net current-period other comprehensive income/(loss)	842	(6,186)	(5,344)	665	(11,211)	(10,546)
Balance, end of period	$1,170	$(8,702)	$(7,532)	$1,170	$(8,702)	$(7,532)

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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$67,398	$57,974	$98,299	$99,331

Denominator:
Weighted-average shares outstanding—basic	100,456	102,509	100,600	102,406
Potential common shares from options to purchase common stock	748	889	674	941
Potential common shares from restricted stock units	351	506	442	750
Weighted-average shares outstanding—diluted	101,555	103,904	101,716	104,097

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.67	$0.57	$0.98	$0.97
Diluted	$0.66	$0.56	$0.97	$0.95

Antidilutive awards excluded from calculation:
Stock options	7,124	4,604	6,349	3,684
Restricted stock units	733	934	184	106

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
Unrecognized Tax Benefit
As of April 1, 2016, the total amount of gross unrecognized tax benefits was $60.9 million, of which $50.2 million, if recognized, would reduce our effective tax rate. As of September 25, 2015, the total amount of gross unrecognized tax benefits was $65.2 million, of which $53.0 million, if recognized, would reduce our effective tax rate. The decrease was due to the effective settlement of I.R.S. and California tax examinations.
During the fiscal quarter ended April 1, 2016, the California Franchise Tax Board concluded the examination of our 2005 through 2007 tax years, and as a result, we recognized a tax benefit of $5.7 million during the second quarter of fiscal 2016.
An additional factor driving the decrease was attributed to the settlement of an I.R.S. tax examination during the first quarter of fiscal 2016 in which the related tax reserve balance was re-classified from long-term income tax payable to current income tax payable and paid. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Withholding taxes	$12,406	$11,942	$22,188	$24,142
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions, that may occur in, but are not necessarily consistent between periods.
Our effective tax rate decreased from 27% in the second quarter of fiscal 2015 to 19% in the second quarter of fiscal 2016, which reflects the benefit from the impact of our settlement of the California audit for the 2005 - 2007 tax years and increased benefits from federal R&D tax credits.
On a year-to-date basis, our effective tax rate decreased from 25% in the fiscal year-to-date period ended
March 27, 2015 to 20% in the fiscal year-to-date period ended April 1, 2016. The overall decrease reflects the net benefit from our settlement of I.R.S. and California audits and increased benefits from federal R&D tax credits.

11. Restructuring
Restructuring charges recorded in our statement of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.
Fiscal 2016 Restructuring Plan.    In January 2016, we implemented a plan to reorganize and consolidate certain activities and positions within our global business infrastructure. As a result, we recorded $1.3 million in restructuring costs during the fiscal quarter and year-to-date period ended April 1, 2016, representing severance and other related benefits offered to approximately 30 employees that were affected by this action. As of April 1, 2016, no outstanding accrual balance remained for obligations under this plan.
Accruals for restructuring charges are included within accrued liabilities in our consolidated balance sheets while restructuring charges/(credits) are included within restructuring charges/(credits) in our consolidated statements of operations.

12. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of April 1, 2016 (in thousands):

	Payments Due By Fiscal Period
	Remainder Of Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Naming rights	$—	$7,619	$7,715	$7,811	$7,909	$102,980	$134,034
Donation commitments	3,155	6,300	322	322	322	1,013	11,434
Operating leases	6,823	12,340	10,308	8,091	7,565	30,700	75,827
Purchase obligations	13,566	13,103	1,199	—	—	—	27,868
Total	$23,544	$39,362	$19,544	$16,224	$15,796	$134,693	$249,163
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
Donation Commitments.     During fiscal 2014, we entered into an agreement to contribute and install imaging and audio products to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California, and provide maintenance services for a fifteen-year period following the Museum's expected opening date in 2017, in exchange for various marketing, branding and publicity benefits. During fiscal 2016, we entered into an agreement with the Academy of Motion Television Arts and Sciences Foundation in Los Angeles, California, under which we are contributing cash, imaging and audio products which we will install, and maintenance services for a ten-year period, in exchange for various promotional benefits.
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

13. Business Combinations
Doremi Technologies, LLC.
On October 31, 2014 ("acquisition date"), we completed our acquisition of all outstanding interests of Doremi Technologies, LLC. ("Doremi"), a privately held company, and certain assets related to the business of Doremi from Doremi Labs, Inc. and Highlands Technologies SAS (the "Doremi-related assets") for cash consideration of $98.4 million and up to an additional $20.0 million in contingent consideration that may be earned over a four-year period following the closing of the acquisition. Upon acquisition, the fair value of the contingent consideration liability was estimated as $0.7 million and was determined by applying a discounted and probability-weighted approach to potential shipments of specified products over the four-year period. Based on a revision to initial estimates, the fair value of this liability was remeasured to $0.1 million as of September 25, 2015. No further changes to our estimates have since been made, and accordingly the liability of $0.1 million remains included within our consolidated balance sheet as of April 1, 2016.
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
OVERVIEW
Dolby Laboratories creates audio, imaging, and voice technologies that transform entertainment and communications at the cinema, at home, at work and on mobile devices. Founded in 1965, our core strengths stem from expertise in digital signal processing and compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multiple offerings that enable more immersive sound for cinema, digital television transmissions and devices, OTT video services, DVD and Blu-ray discs, gaming consoles, and mobile devices. More recently, our technologies have played a prominent role in the development of the next generation of audio for the cinema, home entertainment, mobile and gaming experiences. Today, we derive the majority of our revenue from licensing our audio technologies. We also provide products and services that enable content creators and distributors to produce, encode, transmit and playback content for superior consumer experiences. We have also developed new applications, most recently for voice conferencing, as well as imaging solutions that enable HDR picture quality in televisions and cinemas.
Revenue Generation
The following table presents a summary of the composition of our revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Revenue	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Licensing	91%	90%	89%	91%
Products	7%	8%	9%	7%
Services	2%	2%	2%	2%
Total	100%	100%	100%	100%
We license our technologies in approximately 50 countries, and our licensees distribute products that incorporate our technologies throughout the world. As shown in the table below, we generate a significant portion of our revenue from outside the United States. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters. Products revenue is based on the destination to which we ship our products, while services revenue is based on the location where services are performed.

	Fiscal Year-To-Date Ended
Revenue By Geographic Location	April 1, 2016	March 27, 2015
United States	29%	28%
International	71%	72%
We have active licensing arrangements with over 550 electronics product OEMs and software developer licensees. As of April 1, 2016, we had approximately 5,900 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,020 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
Licensing
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015	Main Offerings Incorporating Our Technologies
Broadcast	45%	42%	46%	41%	Televisions & STBs
PC	16%	17%	16%	17%	Windows operating systems & DVD software players
Consumer Electronics	14%	15%	14%	15%	DVD and Blu-ray Disc devices, AVRs, DMAs, HTIBs & Soundbars
Mobile	11%	11%	10%	13%	Smartphones, tablets & other mobile devices
Other	14%	15%	14%	14%	Gaming consoles, auto DVD, audio conferencing & Dolby Cinema
Total	100%	100%	100%	100%
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

Collaboration Arrangements
Dolby Cinema: We partner with cinema exhibitors to create premium large-format cinematic experiences that include a Dolby Vision projection system, a Dolby Atmos audio system, and venue design concepts at new and pre-existing theaters. We receive royalties based on a portion of box-office receipts from the installed theaters.
Dolby Voice: We enter into arrangements with audio and video conferencing providers where, in return for licensing our intellectual property and know-how, we earn revenues based on specified metrics.
Settlements & Back Payments From Licensees.   Licensing revenue recognized in any given quarter may include back payments and/or settlements with licensees. Within the Results of Operations section, settlements and back payments are collectively referred to as "recoveries." Such recoveries have become a recurring element of our business which we cannot predict with certainty.
Products
We design and manufacture audio and imaging products for cinema, television, broadcast, and entertainment industries. Distributed in over 70 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. We also market the Dolby Conference Phone which enhances and optimizes the conference call experience when using Dolby Voice.
The following table presents the composition of our products revenue for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Cinema	98%	92%	98%	91%
Broadcast & Other	2%	8%	2%	9%
Total	100%	100%	100%	100%
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

EXECUTIVE SUMMARY

We are focused on expanding our leadership in audio solutions for entertainment content, and bringing new audio visual experiences to market. Following are highlights of our second quarter of fiscal 2016 as well as future challenges in key areas:
CORE AUDIO LICENSING
Broadcast
Highlights: We continue to focus on growing our presence in emerging markets where both the potential for increasing TV and STB shipments is significant, and the transition to digital broadcast is still underway, particularly in Asia and Africa. Our strategy is to work with country-specific operators and standards bodies to encourage adoption of our technologies.
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
Personal Computers
Highlights: Revenues from the PC market account for approximately 16% of our licensing revenues. Our technologies enhance playback in both Mac and Windows operating systems including, via native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in the browsers enables us to reach more users and provide new types of content, including streaming video entertainment.
Challenges: Demand in this sector has been subject to significant fluctuations. In recent years, unit demand for PCs has been in secular decline along with the PCs with optical disc functionality as consumer choices have shifted including rising demand for consumer electronics.
Consumer Electronics
Highlights: We continue to see opportunities in new and existing use cases such as DMAs as well as in Dolby Atmos-enabled devices for the home. Dolby Atmos is now included in AVRs from numerous leading providers, and approximately 30 Dolby Atmos-enabled speakers from various partnering companies have been announced or released. In addition, the Yamaha Dolby Atmos soundbar is now available for purchase, and three Dolby Atmos soundbars announced at CES in January 2016 from Samsung, Creative Labs and Philips, will likely be available by early fall.
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
Mobile
Highlights: This quarter, Apple released iOS 9.3, which incorporates Dolby Audio for the first time. This, along with our continued efforts to promote the adoption of our technologies across the Android™, Windows and Amazon ecosystems, further extends our audio solutions into key mobile platforms. At Mobile World Congress in February 2016, LG, HTC, BQ and Obi released new devices with Dolby Audio. In addition, Lenovo announced more Dolby Atmos enabled devices. There are now over 20 handsets and tablets that have adopted Dolby Atmos.

Collectively, these devices deliver enhanced entertainment experiences by accessing content from a multitude of OTT services. Netflix, Apple, Microsoft, and Amazon now enable Dolby Audio experiences across an increasing array of mobile devices.
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

NEW GROWTH INITIATIVES
Dolby Voice®
Opportunity: Dolby Voice is an audio conferencing solution that emulates the in-person meeting experience with superior spatial perception, voice clarity, and background noise suppression. Launched in fiscal 2014 in global partnership with BT®, a leading provider of audio and imaging conferencing systems, the BT MeetMe with Dolby Voice service is available via the desktop, on mobile devices, and using the Dolby Conference Phone, which was designed specifically to further enhance and optimize the Dolby Voice experience. In January 2016, we announced that PGi, one of the largest providers of audio conferencing software and services, was added as a partner who will offer Dolby Voice to customers through their communication solutions.
Challenges: Our success in this market will depend on the number of service providers and enterprise customers we are able to attract, and ultimately, the volume of usage and Dolby Conference Phones that we are able to sell.

Dolby Vision™
Opportunity: Dolby Vision is an HDR imaging technology that offers more realistic distinctions in color, brighter highlights, and improved shadow details for cinema and digital TV. This playback technology focuses on the ability of each pixel to contribute to the overall image, and is not dependent on the number of pixels. In the current quarter, LG, began shipping various models of their OLED and Super UHD LED TVs featuring Dolby Vision in several key markets around the world. Vizio significantly expanded their offerings of Dolby Vision TVs such that Dolby Vision is now included in three of Vizio's five television lines at a variety of price points. TCL and Skyworth plan to offer TVs featuring Dolby Vision. We will continue to seek more adoption of Dolby Vision in TVs in the future.
In addition to the progress with TV OEMs, SoC providers MStar, MediaTek, Sigma Designs, Realtek and HiSilicon are in the process of integrating Dolby Vision technology in their chipsets, which is significant as these partners collectively provide these components for a majority of the current TV market. Additionally, Roku has announced that their next 4K UHD Roku TV reference design for their OEM partners will include Dolby Vision.
To support home entertainment, MGM, Universal Pictures, Warner Bros. Home Entertainment Inc. and Sony Pictures have all announced that they will provide content for the home in Dolby Vision. With Vudu already streaming in Dolby Vision, Netflix Inc. began streaming original content in this format to their 81 million global subscribers this quarter, and Amazon has announced their commitment to do the same. To date, there are over 30 Dolby Vision titles.
Challenges: To successfully establish Dolby Vision, we will need to continue to expand the array of consumer devices that incorporate Dolby Vision, expand the pipeline of Dolby Vision entertainment available from content creators, and encourage consumer adoption in the face of competing products and technologies.

Dolby Cinema™
Opportunity: In fiscal 2015 and in partnership with established movie theater exhibitors, we launched Dolby Cinema, a branded premium cinema that features spectacular imagery using Dolby Vision laser projection, Dolby Atmos object-oriented audio technology, and inspired theater design. This quarter, we announced that the top-grossing movie site in China from 2011 to 2015, Jackie Chan Cinema's Beijing Wukesong, will launch as a Dolby Cinema later this year. Previously announced exhibitors who feature Dolby Cinema include AMC in the U.S., Wanda in China, Cineplexx in Austria, and Vue (previously JT Biscopen) in the Netherlands. So far, these exhibitors combined have committed to over 200 Dolby Cinema screens worldwide, of which just over 20 have been launched to date. Dolby Cinema has also attracted strong support from the creative community as every major studio has released or announced theatrical titles optimized for Dolby Cinema. Since launching in May of 2015, nearly numerous Dolby Vision theatrical titles have been announced or released including recent titles 'Zootopia', 'The Jungle Book', and Batman v Superman: Dawn of Justice'.
Challenges: Although the premium large format sector of the cinema industry is currently a growing segment, Dolby Cinema is a new offering, and will be in competition with other existing solutions. Our success with this initiative depends in large part on our ability to differentiate our offering, deploy new sites in accordance with plans, provide a compelling experience, and attract and retain a viewing audience.
PRODUCTS
Highlights: In our core cinema markets, we offer servers and audio processors to enable the playback of content in cinemas. Our product revenue base expanded last year with the inclusion of shipments from Doremi, a leading developer and manufacturer of digital cinema servers that we acquired in the first quarter of fiscal 2015. Product sales have also increased due to shipments of Dolby Atmos which continues to enjoy increasing adoption by studios, content creators, post-production facilities and exhibitors. As of the end of our current fiscal quarter, there are over 1,800 Dolby Atmos-enabled screens installed or committed to be installed, and nearly 450 Dolby Atmos theatrical titles announced or released.
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
Our fiscal quarterly and annual reporting periods generally consist of 13 weeks and 52 weeks, respectively. However, our fiscal year-to-date period ended April 1, 2016 consisted of 27 weeks and our fiscal year ending September 30, 2016 consists of 53 weeks. The occurrence of an additional week during the current fiscal year-to-date period results in proportionately higher operating expenses related to compensation, depreciation and amortization that are not entirely offset by incremental revenues that may have been earned during the additional week.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	April 1, 2016	March 27, 2015	$	%	April 1, 2016	March 27, 2015	$	%
Revenue	$249,336	$243,333	$6,003	2%	$460,465	$459,931	$534	—%
Percentage of total revenue	91%	90%			89%	91%
Cost of licensing	6,698	3,787	2,911	77%	13,231	7,268	5,963	82%
Gross margin	242,638	239,546	3,092	1%	447,234	452,663	(5,429)	(1)%
Gross margin percentage	97%	98%			97%	98%

Quarter-To-Date: Q2'16 vs. Q2'15

Factor	Revenue		Gross Margin
Broadcast	á	Increase in recoveries along with higher volumes	â	Increase in cost of licensing primarily due to amortization on newly-acquired intangible assets
CE	â	Lower recoveries and lower units of AVRs, Blu-ray and HTiBs that incorporate our technologies, partially offset by higher units of DMAs and revenue from Via Licensing patent pools
Other	â	Lower recoveries from gaming consoles, partially offset by higher revenues from Automotive and Dolby Cinema
Mobile	â	Decrease primarily due to timing of revenue under contractual arrangements, partially offset by revenue streams from newer licensing activity
PC	á	Higher recoveries, partially offset by declines in PC market volumes

Year-To-Date: Q2'16 vs. Q2'15

Factor	Revenue		Gross Margin
Broadcast	á	Increase in recoveries and higher volumes	â	Increase in cost of licensing primarily due to amortization on newly-acquired intangible assets
Mobile	â	Decrease primarily due to timing of revenue under contractual arrangements, partially offset by revenue streams from newer licensing activity
CE	â	Lower recoveries, lower units of DVDs, HTIBs and Blu-ray players that incorporate our technologies, partially offset by higher units of DMAs and revenue from Via Licensing patent pools
PC	â	Lower units largely attributed to declines in PC market volumes, partially offset by higher recoveries
Other	ßà	No significant fluctuations
Products
Products revenue is generated from the sale of audio, imaging and voice products for the cinema, television broadcast, and communications industries. Cost of products consists primarily of the cost of materials related to products sold, labor and manufacturing overhead, and amortization of certain intangible assets. Our cost of products also includes third party royalty obligations paid to license intellectual property that we include in our products.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products	April 1, 2016	March 27, 2015	$	%	April 1, 2016	March 27, 2015	$	%
Revenue	$20,063	$22,985	$(2,922)	(13)%	$44,872	$36,248	$8,624	24%
Percentage of total revenue	7%	8%			9%	7%
Cost of products	13,978	18,237	(4,259)	(23)%	33,016	30,821	2,195	7%
Gross margin	6,085	4,748	1,337	28%	11,856	5,427	6,429	118%
Gross margin percentage	30%	21%			26%	15%

Quarter-To-Date: Q2'16 vs. Q2'15

Factor	Revenue		Gross Margin
Cinema	â	Lower units and ASPs for both digital cinema video and audio products, partially offset by higher units of 3D glasses and Atmos products	á	Improved results on extended warranty programs combined with lower manufacturing variances, partially offset by a less favorable product mix

Year-To-Date: Q2'16 vs. Q2'15

Factor	Revenue		Gross Margin
Cinema	á	Increased warranty revenues, higher volume from 3D, Atmos, and digital cinema audio and video products	á	More favorable product mix and lower charges from excess and obsolete inventory
Services
Services revenue consists of fees for consulting, commissioning and training services in support of film production and television broadcast, as well as software maintenance and support for our products. Cost of services primarily consists of personnel and personnel-related costs for employees performing our professional services, software maintenance and support, the cost of outside consultants, and other direct expenses incurred on behalf of customers.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Services	April 1, 2016	March 27, 2015	$	%	April 1, 2016	March 27, 2015	$	%
Revenue	$4,941	$5,632	$(691)	(12)%	$9,817	$10,009	$(192)	(2)%
Percentage of total revenue	2%	2%			2%	2%
Cost of services	3,697	3,125	572	18%	7,892	6,470	1,422	22%
Gross margin	1,244	2,507	(1,263)	(50)%	1,925	3,539	(1,614)	(46)%
Gross margin percentage	25%	45%			20%	35%

Quarter-To-Date: Q2'16 vs. Q2'15

Factor	Revenue		Gross Margin
Configuration & Post-Production	â	Lower film mastering and other services	â	Lower production service revenue combined with high proportion of fixed costs
Support & Other	ßà	No significant fluctuations	â	Higher labor and maintenance-related costs

Year-To-Date: Q2'16 vs. Q2'15

Factor	Revenue		Gross Margin
Configuration & Post-Production	â	Lower film mastering and other services	â	Lower production service revenue combined with high proportion of fixed costs
Support & Other	á	Higher support and maintenance revenue	â	Higher support and maintenance-related costs
Operating Expenses
Research & Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	April 1, 2016	March 27, 2015	$	%	April 1, 2016	March 27, 2015	$	%
Research and development	$52,088	$56,601	$(4,513)	(8)%	$105,416	$105,195	$221	—%
Percentage of total revenue	19%	21%			20%	21%

Quarter-To-Date: Q2'16 vs. Q2'15

Category	Key Drivers
Product Development	â	Lower prototype costs
Technology & Communications	â	Lower expenses associated with software licensing arrangements
Compensation & Benefits	á	Higher headcount and merit increases across the employee base aimed at existing or new research and development projects
Facilities	á	Higher costs associated with our new worldwide headquarters and additional laboratories

Year-To-Date: Q2'16 vs. Q2'15

Category	Key Drivers
Product Development	â	Lower prototype costs
Compensation & Benefits	á	Higher headcount and merit increases across the employee base aimed at existing or new research and development projects
Facilities	á	Higher costs associated with our new worldwide headquarters and additional laboratories
Technology & Communications	â	Lower expenses associated with software licensing arrangements

Sales & Marketing
S&M expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, marketing and promotional expenses particularly for events such as trade shows and conferences, and for marketing campaigns, travel-related expenses for our sales and marketing personnel, consulting fees, facilities costs, depreciation and amortization, information technology expenses, and legal costs associated with the protection of our intellectual property.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	April 1, 2016	March 27, 2015	$	%	April 1, 2016	March 27, 2015	$	%
Sales and marketing	$71,815	$65,940	$5,875	9%	$146,269	$133,958	$12,311	9%
Percentage of total revenue	26%	24%			28%	26%

Quarter-To-Date: Q2'16 vs. Q2'15

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base, partially offset by lower variable compensation costs
Facilities	á	Higher costs associated with our new worldwide headquarters and additional laboratories
Stock-Based Compensation	á	Higher headcount relative to the prior fiscal comparative period

Year-To-Date: Q2'16 vs. Q2'15

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base, partially offset by lower variable compensation costs
Facilities	á	Higher costs associated with our new worldwide headquarters and additional laboratories
Stock-Based Compensation	á	Higher headcount and an increase in award grants relative to the prior fiscal comparative period
Marketing Programs	á	Higher costs associated with the recent launch of Dolby Cinema and marketing activities supporting other growth initiatives

General & Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	April 1, 2016	March 27, 2015	$	%	April 1, 2016	March 27, 2015	$	%
General and administrative	$42,482	$45,653	$(3,171)	(7)%	$86,560	$90,369	$(3,809)	(4)%
Percentage of total revenue	15%	17%			17%	18%

Quarter-To-Date: Q2'16 vs. Q2'15

Category	Key Drivers
Facilities	â	Lower proportionate costs associated with our new worldwide headquarters and additional laboratories
Legal, Professional & Consulting Fees	á	Higher costs associated with other legal activities
Compensation & Benefits	â	Lower variable compensation costs

Year-To-Date: Q2'16 vs. Q2'15

Category	Key Drivers
Facilities	â	Lower proportionate costs associated with our new worldwide headquarters and additional laboratories
Legal, Professional & Consulting Fees	â	Higher costs associated with patent filings and other legal activities
Depreciation & Amortization	á	Higher depreciation from assets placed into service

Restructuring
Restructuring charges recorded in our statement of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. The extent of our costs arising as a result of these actions, including fluctuations in related balances between fiscal periods, is based on the nature of activities under the various plans.
Restructuring charges recorded in the fiscal quarter and year-to-date period ended April 1, 2016 were incurred in relation to our fiscal 2016 Restructuring Plan implemented during the second quarter of fiscal 2016, and represent costs to reorganize and consolidate certain activities and positions within our global business infrastructure. These charges primarily related to severance and other related benefits provided to employees that were affected as a result of this action.
Note that our statement of operations for the fiscal year-to-date period ended March 27, 2015 reflects a credit coinciding with the completion of activity under our fiscal 2014 restructuring plan. For additional information on this restructuring plan, refer to Note 11 “Restructuring” to our unaudited interim condensed consolidated financial statements.
Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Other Income/Expense	April 1, 2016	March 27, 2015	$	%	April 1, 2016	March 27, 2015	$	%
Interest income	$1,250	$1,091	$159	15%	$2,547	$1,991	$556	28%
Interest expense	(33)	(31)	(2)	6%	(62)	(46)	(16)	35%
Other income/(expense), net	279	218	61	28%	(693)	110	(803)	(730)%
Total	$1,496	$1,278	$218	17%	$1,792	$2,055	$(263)	(13)%

Quarter-To-Date: Q2'16 vs. Q2'15

Category	Key Drivers
Interest Income	á	Increase due to higher yields on our investment balances relative to the prior fiscal comparative period

Year-To-Date: Q2'16 vs. Q2'15

Category	Key Drivers
Other Income/(Expense)	â	Increase in other expense primarily from higher currency translation losses caused by unfavorable fluctuations in foreign exchange rates
Interest Income	á	Increase due to higher yields on our investment balances relative to the prior fiscal comparative period

Income Taxes
Our effective tax rate is based on a projection of our annual fiscal year results, and is affected each quarter-end by several factors. These include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions that may occur in, but are not necessarily consistent between periods. For additional information related to effective tax rates, see Note 10 “Income Taxes” to our consolidated financial statements.

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Provision for income taxes	$(16,278)	$(21,353)	$(24,751)	$(33,732)
Effective tax rate	19%	27%	20%	25%

Quarter-To-Date: Q2'16 vs. Q2'15

Factor	Impact On Effective Tax Rate
Tax Contingencies	â	Increased benefit from the settlement of a California state audit for the tax years 2005 to 2007
Federal R&D Credits	â	Increased benefit from federal R&D credits

Year-To-Date: Q2'16 vs. Q2'15

Factor	Impact On Effective Tax Rate
Tax Contingencies	â	Increased benefit due to the impact of the settlement of the California audit for the tax years 2005 to 2007
Federal R&D Credits	â	Increased benefit from federal R&D credits

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of April 1, 2016, we had cash and cash equivalents of $521.2 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $372.4 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities.
Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of April 1, 2016, approximately $572 million, or 64%, was held by our foreign subsidiaries. This represented a $26 million increase from the $546 million that was held by our foreign subsidiaries as of September 25, 2015. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less the applicable foreign tax credits.

	April 1, 2016	September 25, 2015
	(in thousands)
Cash and cash equivalents	$521,202	$531,926
Short-term investments	104,267	138,901
Long-term investments	268,091	321,015
Accounts receivable, net	102,083	101,563
Accounts payable and accrued liabilities	176,166	190,017
Working capital (1)	587,800	611,548

(1)	Working capital consists of total current assets less total current liabilities.
Capital Expenditures and Uses of Capital
Our capital expenditures consist of purchases of land, building, building fixtures, laboratory equipment, office equipment, computer hardware and software, leasehold improvements, and production and test equipment. We continue to invest in sales and marketing, and R&D that contribute to the overall growth of our business and technological innovation.

Business Combinations. During fiscal 2015, we completed the business combination of Doremi and the Doremi-related assets for total purchase consideration of $98.4 million, net of cash acquired. For additional details, see Note 13 “Business Combinations” to our interim condensed consolidated financial statements.
Asset Acquisition. During the first quarter of fiscal 2016, we completed an asset purchase of a patent portfolio that fits within our existing patent licensing programs for total consideration of $105.0 million.
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
Shareholder Return
Since fiscal 2010, we have returned significant cash to stockholders through repurchases of common stock under our repurchase program, a special one-time dividend, and our quarterly dividend program initiated in fiscal 2015. Refer to Note 7 "Stockholders' Equity & Stock-Based Compensation" of our interim condensed consolidated financial statements for a summary of dividend payments made under the program to date and additional information regarding our stock repurchase program.
Stock Repurchase Program. Our stock repurchase program was initiated in fiscal 2009, and in October 2014, we announced that our Board of Directors approved an increase to the size of our stock repurchase program by an additional $200.0 million.
Quarterly Dividend Program. During the first quarter of fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. Under the program, current quarterly dividends of $0.12 per share are paid on our Class A and Class B common stock to eligible stockholders of record for each respective dividend record date.
Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order according to the magnitude of their impact relative to the overall change (amounts displayed in thousands, except as otherwise noted).
Operating Activities

	Fiscal Year-To-Date Ended
	April 1, 2016	March 27, 2015
Net cash provided by operating activities	$156,866	$177,940
Net cash provided by operating activities decreased $21.1 million in the fiscal year-to-date period ended April 1, 2016 as compared to the fiscal year-to-date period ended March 27, 2015, primarily due to the following:

Factor	Impact On Cash Flows
Working Capital	â	Net overall decrease attributed to high fluctuations in income tax liabilities
Investing Activities

	Fiscal Year-To-Date Ended
	April 1, 2016	March 27, 2015
Net cash used in investing activities	$(71,393)	$(173,088)
Capital expenditures	(48,984)	(78,488)

Net cash used in investing activities was $101.7 million lower in the fiscal year-to-date period ended April 1, 2016 as compared to the fiscal year-to-date period ended March 27, 2015, primarily due to the following:

Factor	Impact On Cash Flows
Acquisition Of Intangible Assets	â	Significant outflows in fiscal 2016 for the purchase of a patent portfolio (refer to Note 6 for additional information)
Business Combinations	á	Lower outflows as the prior comparable period included our acquisition of Doremi in fiscal 2015
Proceeds From Investments	á	Higher inflows from the sale & maturity of marketable investment securities during the current fiscal period
Capital Expenditures	á	Lower expenditures for PP&E
Financing Activities

	Fiscal Year-To-Date Ended
	April 1, 2016	March 27, 2015
Net cash used in financing activities	$(97,099)	$(55,538)
Repurchase of common stock	(76,856)	(32,364)
Net cash used in financing activities was $41.6 million higher in the fiscal year-to-date period ended April 1, 2016 as compared to the fiscal year-to-date period ended March 27, 2015, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	â	Increased outflows resulting from a higher volume of common stock repurchases
Partnership Distribution	á	Lower distributions to our controlling interest for accumulated commercial property leasing fees in the current fiscal year-to-date period
Dividend Payments	â	Higher outflows for the payment of our quarterly cash dividend to common stockholders primarily as a result of a $0.02 per share increase compared to the prior fiscal year
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of April 1, 2016, we had cash and cash equivalents of $521.2 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $372.4 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At April 1, 2016, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately sixteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of April 1, 2016, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $4.5 million and $2.2 million, respectively.
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
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of April 1, 2016 and September 25, 2015, the outstanding derivative instruments had maturities of 33 days or less and the total notional amounts of outstanding contracts were $14.4 million and $22.3 million, respectively. The fair values of these contracts were nominal as of April 1, 2016 and September 25, 2015, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of April 1, 2016. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $0.3 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $0.3 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Cinema Industry Risks. Our cinema product sales are subject to fluctuations based on events and conditions in the cinema industry, such as the construction of new screens or upgrade of existing screens. In addition, in the first quarter of fiscal 2015, we launched Dolby Cinema, a branded premium cinema offering for exhibitors and movie audiences that combines Dolby Vision laser projection and Dolby Atmos sound. Recently, we announced a collaboration with Wanda Cinema Line to open 100 Dolby Cinema locations in China over the next five years. More recently, we announced the arrival of Dolby Cinema to Jackie Chan Cinema's Beijing Wukesong, the top-grossing movie site in China from 2011 to 2015. Although we have invested, and expect to continue to invest, a substantial amount of time and resources developing Dolby Cinema and building our partnerships in connection with the launch of Dolby Cinema locations, this is a new market for us and we may not recognize a meaningful amount of revenue from these efforts in the near future, or at all, if Dolby Cinema is not ultimately successful. The royalties we receive from Dolby Cinema exhibitors are based on a portion of box-office receipts from the installed theaters, and the timing of such theater installations is dependent upon a number of factors beyond our control. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally. The success of Dolby Cinema depends in large part on our ability to differentiate our offering, deploy new sites in accordance with plans, provide a compelling experience, and attract and retain a viewing audience.
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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of April 1, 2016, we had approximately 5,900 issued patents in addition to approximately 3,700 pending patent applications in more than 80 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2040.
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
Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for intellectual property. The regulatory enforcement activities in such jurisdictions can be unpredictable, in some cases because these jurisdictions have only recently implemented competition laws.  For instance, in March 2014, the National Development and Reform Commission of China (“NDRC”) initiated a review of our business practices under the Chinese competition laws and requested information relating to our business practices in China. In early May 2015, the NDRC confirmed that the matters under review have been resolved on mutually agreeable terms. The implementation of these terms remains ongoing.  Additionally, in December 2013, the Korean Fair Trade Commission (“KFTC”) initiated a review of the Company under Korean competition law. The KFTC requested information relating to our business practices in Korea and we cooperated during its review. As a result of this review, in July 2015, the KFTC issued an order and we agreed to modify certain terms in our standard licensing agreements going forward without admitting to any liability or wrongdoing.
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
Conflict Minerals. The SEC has adopted rules regarding disclosure of the use of conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold), which are sourced from the Democratic Republic of the Congo and surrounding countries. This requirement could affect the sourcing, availability and pricing of materials used in our products as well as the companies we use to manufacture our products. In circumstances where sources of conflict minerals from the Democratic Republic of the Congo or surrounding countries are not validated as conflict free, Dolby may take actions to change materials, designs or manufacturers to reduce the possibility that Dolby's contracts to manufacture products that contain conflict minerals finance or benefit local armed groups in the region. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers that can certify to us that they are offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. These actions could also add engineering and other costs in connection with the manufacturing of our products.
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

STOCK-RELATED ISSUES
Controlling Stockholder. At April 1, 2016, the Dolby family and their affiliates owned 1,354,365 shares of our Class A common stock and 46,687,075 shares of our Class B common stock. As of April 1, 2016, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 89.8% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, and $200.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, and October 23, 2014, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate. The following table provides information regarding our share repurchases made under program during the second quarter of fiscal 2016:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
January 2, 2016 - January 29, 2016	—	$—	—	$113.3 million
January 30, 2016 - February 26, 2016	673,714	37.33	673,714	$88.2 million
February 27, 2016 - April 1, 2016	302,031	40.53	302,031	$75.9 million
Total	975,745		975,745

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS‡	XBRL Instance Document				X
101.SCH‡	XBRL Taxonomy Extension Schema Document				X
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF‡	XBRL Extension Definition				X
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document				X
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 4, 2016

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)