Form 10-Q
period 2016-07-01
Dolby Laboratories, Inc.
filed 2016-08-02
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On July 29, 2016, the registrant had 55,272,713 shares of Class A common stock, par value $0.001 per share, and 45,682,736 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended July 1, 2016

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AOCI	Accumulated Other Comprehensive Income
APIC	Additional-Paid In-Capital
ASP	Average Selling Price
ASU	Accounting Standards Update
ATSC	Advanced Television Systems Committee
AVR	Audio/Video Receiver
CE	Consumer Electronics
CODM	Chief Operating Decision-Maker
COGS	Cost Of Goods Sold
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DCI	Digital Cinema Initiative
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVB	Digital Video Broadcasting
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General & Administrative
GAAP	Generally Accepted Accounting Principles
HDR	High Dynamic Range
HDTV	High Definition Television
HE AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
HFR	High Frame Rate
HTIB	Home Theater In-A-Box
IC	Integrated Circuit
IMB	Integrated Media Block
IPO	Initial Public Offering
IPTV	Internet Protocol Television
ISO	Incentive Stock Option
ISV	Independent Software Vendor
IT	Information Technology
LCD	Liquid Crystal Display
LP	Limited Partner/Partnership
ME	Multiple Element
NATO	North American Theatre Owners
NOL	Net Operating Loss
NQ	Non-Qualified/Non-Statutory Stock Option
OCI	Other Comprehensive Income
ODD	Optical Disc Drive
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OLED	Organic Light-Emitting Diode
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant And Equipment
PSO	Performance-Based Stock Option
R&D	Research & Development
RSU	Restricted Stock Unit
S&M	Sales & Marketing
SAR	Stock Appreciation Rights
SERP	Supplemental Executive Retirement Plan
SoC	System(s)-On-A-Chip
STB	Set-Top Box
TAM	Total Available Market
TPE	Third Party Evidence
TSR	Total Stockholder Return
UHD	Ultra High Definition
U.S. GAAP	Generally Accepted Accounting Principles In The United States
VSOE	Vendor Specific Objective Evidence

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	July 1, 2016	September 25, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$599,991	$531,926
Restricted cash	5,673	2,936
Short-term investments	118,778	138,901
Accounts receivable, net of allowance for doubtful accounts of $2,534 and $1,542	91,637	101,563
Inventories	18,544	13,872
Prepaid expenses and other current assets	37,306	32,031
Total current assets	871,929	821,229
Long-term investments	266,431	321,015
Property, plant and equipment, net	428,225	403,091
Intangible assets, net	222,868	127,507
Goodwill	309,020	307,708
Deferred taxes	149,633	143,279
Other non-current assets	15,247	9,464
Total assets	$2,263,353	$2,133,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,762	$20,710
Accrued liabilities	174,573	169,307
Income taxes payable	212	754
Deferred revenue	22,530	18,910
Total current liabilities	212,077	209,681
Long-term deferred revenue	34,903	30,581
Other non-current liabilities	76,053	77,024
Total liabilities	323,033	317,286

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 54,978,917 shares issued and outstanding at July 1, 2016 and 50,291,426 at September 25, 2015	56	51
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 45,888,962 shares issued and outstanding at July 1, 2016 and 50,743,311 at September 25, 2015	46	51
Additional paid-in capital	15,380	17,571
Retained earnings	1,926,528	1,800,857
Accumulated other comprehensive (loss)	(10,205)	(11,462)
Total stockholders’ equity – Dolby Laboratories, Inc.	1,931,805	1,807,068
Controlling interest	8,515	8,939
Total stockholders’ equity	1,940,320	1,816,007
Total liabilities and stockholders’ equity	$2,263,353	$2,133,293

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Revenue:
Licensing	$253,026	$204,855	$713,491	$664,786
Products	20,638	22,596	65,510	58,844
Services	3,923	4,251	13,740	14,260
Total revenue	277,587	231,702	792,741	737,890

Cost of revenue:
Cost of licensing	6,620	1,347	19,851	8,615
Cost of products	14,098	20,027	47,114	50,848
Cost of services	3,903	3,506	11,795	9,976
Total cost of revenue	24,621	24,880	78,760	69,439

Gross margin	252,966	206,822	713,981	668,451

Operating expenses:
Research and development	54,977	45,508	160,393	150,703
Sales and marketing	74,234	70,782	220,503	204,740
General and administrative	42,570	45,587	129,130	135,956
Restructuring charges/(credits)	(10)	—	1,245	(39)
Total operating expenses	171,771	161,877	511,271	491,360

Operating income	81,195	44,945	202,710	177,091

Other income/expense:
Interest income	1,464	1,453	4,011	3,444
Interest expense	(26)	(69)	(88)	(115)
Other income/(expense), net	(849)	1,049	(1,542)	1,159
Total other income	589	2,433	2,381	4,488

Income before income taxes	81,784	47,378	205,091	181,579
Provision for income taxes	(18,017)	(11,522)	(42,768)	(45,254)
Net income including controlling interest	63,767	35,856	162,323	136,325
Less: net (income) attributable to controlling interest	(139)	(350)	(396)	(1,488)
Net income attributable to Dolby Laboratories, Inc.	$63,628	$35,506	$161,927	$134,837

Net Income Per Share:
Basic	$0.63	$0.35	$1.61	$1.32
Diluted	$0.62	$0.34	$1.59	$1.29
Weighted-Average Shares Outstanding:
Basic	100,533	102,670	100,578	102,494
Diluted	102,677	104,105	101,979	104,127

Related party rent expense:
Included in operating expenses	$778	$815	$2,315	$2,358
Included in net income attributable to controlling interest	$179	$1,159	$529	$3,463

Cash dividend declared per common share	$0.12	$0.10	$0.36	$0.30
Cash dividend paid per common share	$0.12	$0.10	$0.36	$0.30

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Net income including controlling interest	$63,767	$35,856	$162,323	$136,325
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(2,875)	1,146	(753)	(10,726)
Unrealized gains/(losses) on available-for-sale securities, net of tax	701	(729)	1,404	(64)
Comprehensive income	61,593	36,273	162,974	125,535
Less: comprehensive (income)/loss attributable to controlling interest	172	(626)	210	(1,103)
Comprehensive income attributable to Dolby Laboratories, Inc.	$61,765	$35,647	$163,184	$124,432

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 25, 2015	$102	$17,571	$1,800,857	$(11,462)	$1,807,068	$8,939	$1,816,007
Net income	—	—	161,927	—	161,927	396	162,323
Currency translation adjustments, net of tax of $476	—	—	—	(147)	(147)	(606)	(753)
Unrealized gains on investments, net of tax of $(26)	—	—	—	1,404	1,404	—	1,404
Distributions to controlling interest	—	—	—	—	—	(214)	(214)
Stock-based compensation expense	—	51,473	—	—	51,473	—	51,473
Repurchase of common stock	(2)	(84,852)	—	—	(84,854)	—	(84,854)
Cash dividends declared and paid on common stock	—	—	(36,256)	—	(36,256)	—	(36,256)
Tax (deficiency) from employee stock plans	—	(724)	—	—	(724)	—	(724)
Common stock issued under employee stock plans	2	44,066	—	—	44,068	—	44,068
Tax withholdings on vesting of restricted stock	—	(12,154)	—	—	(12,154)	—	(12,154)
Balance at July 1, 2016	$102	$15,380	$1,926,528	$(10,205)	$1,931,805	$8,515	$1,940,320

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 26, 2014	$103	$46,415	$1,660,485	$3,014	$1,710,017	$21,631	$1,731,648
Net income	—	—	134,837	—	134,837	1,488	136,325
Currency translation adjustments, net of tax of $641	—	—	—	(10,341)	(10,341)	(385)	(10,726)
Unrealized losses on investments, net of tax of $(165)	—	—	—	(64)	(64)	—	(64)
Distributions to controlling interest	—	—	—	—	—	(5,628)	(5,628)
Stock-based compensation expense	—	50,822	—	—	50,822	—	50,822
Repurchase of common stock	(1)	(47,955)	—	—	(47,956)	—	(47,956)
Cash dividends declared and paid on common stock	—	—	(30,744)	—	(30,744)	—	(30,744)
Tax benefit from employee stock plans	—	1,167	—	—	1,167	—	1,167
Common stock issued under employee stock plans	2	28,048	—	—	28,050	—	28,050
Tax withholdings on vesting of restricted stock	—	(12,918)	—	—	(12,918)	—	(12,918)
Exercise of class B stock options	—	7	—	—	7	—	7
Balance at June 26, 2015	$104	$65,586	$1,764,578	$(7,391)	$1,822,877	$17,106	$1,839,983

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	July 1, 2016	June 26, 2015
Operating activities:
Net income including controlling interest	$162,323	$136,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,829	50,767
Stock-based compensation	51,473	50,822
Amortization of premium on investments	3,288	7,224
Excess tax benefit from exercise of stock options	(1,313)	(2,532)
Provision for doubtful accounts	1,133	(30)
Deferred income taxes	(5,838)	(15,088)
Other non-cash items affecting net income	306	1,928
Changes in operating assets and liabilities:
Accounts receivable	8,798	(9,317)
Inventories	(6,024)	5,238
Prepaid expenses and other assets	(11,075)	(6,179)
Accounts payable and other liabilities	10,808	(18,909)
Income taxes, net	(1,612)	18,290
Deferred revenue	8,052	7,158
Other non-current liabilities	(193)	420
Net cash provided by operating activities	283,955	226,117

Investing activities:
Purchase of investments	(247,680)	(357,096)
Proceeds from sales of investment securities	242,141	220,636
Proceeds from maturities of investment securities	77,668	117,545
Purchases of PP&E	(77,079)	(119,769)
Payments for business acquisitions, net of cash acquired	—	(93,516)
Purchase of intangible assets	(118,770)	(22,716)
Change in restricted cash	(2,737)	223
Net cash used in investing activities	(126,457)	(254,693)

Financing activities:
Proceeds from issuance of common stock	44,067	28,057
Repurchase of common stock	(84,854)	(47,956)
Payment of cash dividend	(36,256)	(30,744)
Distribution to controlling interest	(214)	(5,628)
Excess tax benefit from exercise of stock options	1,313	2,532
Shares repurchased for tax withholdings on vesting of restricted stock	(12,153)	(12,918)
Net cash used in financing activities	(88,097)	(66,657)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,336)	(2,371)
Net increase/(decrease) in cash and cash equivalents	68,065	(97,604)
Cash and cash equivalents at beginning of period	531,926	568,472
Cash and cash equivalents at end of period	$599,991	$470,868

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$50,235	$39,509

Non-cash investing and financing activities:
Change in PP&E purchased and unpaid at period-end	$(13,911)	$29,839
Purchase consideration payable for acquisition	$95	$740

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
The results for the fiscal quarter ended July 1, 2016 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 30, 2016.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 and 40 week periods ended July 1, 2016 and the 13 and 39 week periods ended June 26, 2015. Our fiscal year ended September 25, 2015 (fiscal 2015) consisted of 52 weeks while our fiscal year ending September 30, 2016 (fiscal 2016) will consist of 53 weeks.
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
Standards Not Yet Effective
Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new standard will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective, and may also impact the accounting for certain direct costs associated with revenues. The new standard permits the use of either the retrospective or cumulative effect transition method.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard, ASU 2014-09. The effective date for this ASU coincides with the effective date for ASU 2014-09.
We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures, and have yet to select a transition method or determine the effect of the standard on our ongoing financial reporting. Although permitted, we do not intend to early-adopt the new standard, but we will adopt it beginning September 30, 2018.
Consolidation.  In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP. Among others, the ASU significantly amends how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion. We will adopt the standard beginning October 1, 2016.
Inventory.  In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which affects reporting entities that measure inventory using first-in, first-out (FIFO) or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The ASU is effective for us beginning September 30, 2017. Early adoption is permitted, and we are currently evaluating the timing and impact of the standard on our consolidated financial statements.
Leases.  In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for leases. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee's recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. The ASU is effective for us beginning September 28, 2019, and must be applied using a modified retrospective approach. Early adoption is permitted, including adoption in an interim period, and we are currently evaluating the timing and impact of the standard on our consolidated financial statements.
Share-Based Compensation.  In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for us beginning September 30, 2017. Early adoption is permitted, including adoption in an interim period, and we are currently evaluating the timing and impact of the standard on our consolidated financial statements.

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of July 1, 2016 and September 25, 2015 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

Accounts Receivable, Net	July 1, 2016	September 25, 2015
Trade accounts receivable	$83,505	$94,559
Accounts receivable from patent administration program customers	10,666	8,546
Accounts receivable, gross	94,171	103,105
Less: allowance for doubtful accounts	(2,534)	(1,542)
Total	$91,637	$101,563
Inventories

Inventories	July 1, 2016	September 25, 2015
Raw materials	$4,849	$3,246
Work in process	5,696	3,279
Finished goods	7,999	7,347
Total	$18,544	$13,872

Inventories are stated at the lower of cost or market. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. In addition to the amounts shown in the table above, we have included $1.6 million and $1.4 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of July 1, 2016 and September 25, 2015, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess and obsolete inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

Prepaid Expenses And Other Current Assets	July 1, 2016	September 25, 2015
Prepaid expenses	$17,860	$13,680
Other current assets	8,859	7,525
Income tax receivable	10,587	10,826
Total	$37,306	$32,031
Accrued Liabilities

Accrued Liabilities	July 1, 2016	September 25, 2015
Accrued royalties	$2,100	$1,951
Amounts payable to patent administration program partners	56,706	40,466
Accrued compensation and benefits	62,407	70,317
Accrued professional fees	6,169	6,523
Other accrued liabilities	47,191	50,050
Total	$174,573	$169,307

Other accrued liabilities include the accrual for unpaid PP&E additions of $9.1 million and $20.5 million as of July 1, 2016 and September 25, 2015, respectively.
Other Non-Current Liabilities

Other Non-Current Liabilities	July 1, 2016	September 25, 2015
Supplemental retirement plan obligations	$2,576	$2,400
Non-current tax liabilities	62,305	62,843
Other liabilities	11,172	11,781
Total	$76,053	$77,024

4. Investments & Fair Value Measurements
We use cash holdings to purchase investment grade securities diversified among security types, industries and issuers. All investments are measured at fair value, and are recorded within cash equivalents and both short-term and long-term investments in our consolidated balance sheets. With the exception of our mutual fund investments held in our SERP and classified as trading securities, all of our investments are classified as available-for-sale securities.
Our investments primarily consist of municipal debt securities, corporate bonds, U.S. agency securities and commercial paper. In addition, our cash and cash equivalents also consist of highly-liquid money market funds. Consistent with our investment policy, none of our held municipal debt investments are supported by letters of credit or standby purchase agreements. Our cash and investment portfolio consists of the following (in thousands):

	July 1, 2016
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$534,912			$534,912
Cash equivalents:
Money market funds	65,004	—	—	65,004	65,004
Corporate bonds	75	—	—	75		75
Cash and cash equivalents	599,991	—	—	599,991	65,004	75	—

Short-term investments:
Certificate of deposit (1)	9,950	—	(1)	9,949		9,949
Government bonds	2,999	4	—	3,003	3,003
Commercial paper	8,467	2	—	8,469		8,469
Corporate bonds	74,354	39	(6)	74,387		74,387
Municipal debt securities	22,972	9	(11)	22,970		22,970
Short-term investments	118,742	54	(18)	118,778	3,003	115,775	—

Long-term investments:
Certificate of deposit (1)	4,500	—	—	4,500		4,500
U.S. agency securities	10,041	31	—	10,072	10,072
Government bonds	13,478	129	—	13,607	13,607
Corporate bonds	200,704	1,253	(47)	201,910		201,910
Municipal debt securities	32,535	220	—	32,755		32,755
Other long-term investments (2)	3,231	356	—	3,587	356
Long-term investments	264,489	1,989	(47)	266,431	24,035	239,165	—

Total cash, cash equivalents, and investments	$983,222	$2,043	$(65)	$985,200	$92,042	$355,015	$—

Investments held in supplemental retirement plan:
Assets	2,563			2,563	2,563
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	2,563			2,563	2,563
Included in accrued liabilities & other non-current liabilities

Contingent consideration related to acquisition:
Liabilities	95			95			95
Included in accrued liabilities

(1)	Certificates of deposit include marketable securities, while those with a maturity in excess of one year as of July 1, 2016 classified within long-term investments.

(2)
Other long-term investments as of July 1, 2016 include a marketable equity security of $0.4 million, and other investments that are not carried at fair value including an equity method investment of $0.7 million and two cost method investments of $2.0 million and $0.5 million.

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

Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our available-for-sale securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those available-for-sale securities that were in an unrealized loss position as of July 1, 2016 and September 25, 2015 (in thousands):

	July 1, 2016				September 25, 2015
	Less Than 12 Months		12 Months Or Greater		Less Than 12 Months (1)
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$8,500	$(1)	$—	$—	$—	$—
U.S. agency securities	—	—	—	—	19,005	(17)
Corporate bonds	41,844	(38)	7,999	(15)	148,034	(403)
Municipal debt securities	8,261	(9)	998	(2)	35,476	(60)
Total	$58,605	$(48)	$8,997	$(17)	$202,515	$(480)
(1) As of September 25, 2015, no available-for-sale securities were in an unrealized loss position for 12 months or greater.
Although we had certain securities that were in an unrealized loss position as of July 1, 2016, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at either July 1, 2016 or September 25, 2015 to represent an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within our investment portfolio based on stated maturities as of July 1, 2016 and September 25, 2015, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	July 1, 2016		September 25, 2015
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$183,339	$183,375	$158,957	$159,090
Due in 1 to 2 years	185,070	185,835	173,571	173,577
Due in 2 to 3 years	76,689	77,508	143,879	143,752
Total	$445,098	$446,718	$476,407	$476,419

5. Property, Plant & Equipment
Property, plant and equipment are recorded at cost, with depreciation expense included in cost of products, cost of services, R&D, S&M and G&A expenses in our consolidated statements of operations. PP&E consist of the following (in thousands):

Property, Plant And Equipment	July 1, 2016	September 25, 2015
Land	$43,373	$43,537
Buildings and building improvements	269,838	248,390
Leasehold improvements	63,173	61,455
Machinery and equipment	88,059	70,143
Computer equipment and software	150,720	136,666
Furniture and fixtures	28,211	25,489
Equipment provided under operating leases	24,945	7,638
Construction-in-progress	5,149	11,448
Property, plant and equipment, gross	673,468	604,766
Less: accumulated depreciation	(245,243)	(201,675)
Property, plant and equipment, net	$428,225	$403,091

6. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 25, 2015	$307,708
Translation adjustments	1,312
Balance at July 1, 2016	$309,020
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	July 1, 2016			September 25, 2015
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$292,971	$(94,777)	$198,194	$172,787	$(74,398)	$98,389
Customer relationships	56,818	(32,681)	24,137	56,933	(28,275)	28,658
Other intangibles	22,712	(22,175)	537	22,564	(22,104)	460
Total	$372,501	$(149,633)	$222,868	$252,284	$(124,777)	$127,507
During both the fiscal year-to-date period ended July 1, 2016 and June 26, 2015, we purchased various patents and developed technologies that enable us to further develop our audio, imaging and potential product offerings.
Patent Portfolio Acquisition.    On September 30, 2015, we completed an asset purchase of a patent portfolio that fits within our existing patent licensing programs for consideration of $105.0 million. These assets are categorized within the "Acquired patents and technology" intangible asset class, and will be amortized over their weighted-average useful life of 9.0 years.
Other.    During the first quarter of fiscal 2016, we also acquired other intangible assets for consideration of $0.3 million, which will be amortized over their weighted-average useful life of 18.0 years. During the third quarter of fiscal 2016, we also acquired other intangible assets for consideration of $15.0 million, which will be amortized over their weighted-average useful life of 18.0 years.
With regard to our purchase of intangible assets during the periods presented, the following table summarizes the consideration paid, the weighted-average useful lives over which the acquired assets will be amortized using the greater of either the straight-line basis or a ratio-to-revenue method, and the classification of their amortized expense in our consolidated statements of operations:

Fiscal Period	Total Purchase Consideration (1)	Weighted-Average Useful Life
	(in millions)	(in years)
Fiscal 2015
Q1 - Quarter ended December 26, 2014	$6.4	18.0
Q2 - Quarter ended March 27, 2015	—	0
Q3 - Quarter ended June 26, 2015	16.3	7.0
	$22.7	10.1

Fiscal 2016
Q1 - Quarter ended January 1, 2016	$105.3	9.0
Q2 - Quarter ended April 1, 2016	—	0
Q3 - Quarter ended July 1, 2016	$15.0	18.0
	$120.3	10.1
(1) Amortization expense on the intangible assets from patent portfolio acquisitions is included within cost of revenue in our consolidated statements of operations.

Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D and S&M expenses in our consolidated statements of operations. Amortization expense was $8.2 million and $5.0 million in the third quarter of fiscal 2016 and 2015, respectively, and $24.9 million and $16.0 million in the fiscal year-to-date period ended July 1, 2016 and June 26, 2015, respectively. As of July 1, 2016, estimated amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2016	$8,256
2017	30,471
2018	25,062
2019	24,479
2020	24,253
Thereafter	110,347
Total	$222,868

7. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At July 1, 2016, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At July 1, 2016, we had 54,978,917 shares of Class A common stock and 45,888,962 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
Performance-Based Stock Options.    On December 15, 2015, we granted 419,623 PSOs to our executive officers with shares of our Class A common stock underlying such options. The contractual term for the PSOs is seven years, with vesting contingent upon market-based performance conditions, representing the achievement of specified Dolby annualized TSR targets at the end of a three-year measurement period ending December 15, 2018. If the minimum conditions are met, the PSOs earned will cliff vest on the third anniversary of the grant date, upon certification of achievement of the performance conditions by our Compensation Committee. Anywhere from 0% to 125% of the shares subject to a PSO may vest based on achievement of the performance conditions at the end of the three-year performance period.
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
The following table summarizes information about all stock options issued under our 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 25, 2015	8,835	$35.85
Grants	2,203	33.30
Exercises	(1,102)	31.18
Forfeitures and cancellations	(483)	36.25
Options outstanding at July 1, 2016	9,453	35.72	7.2	$114,121
Options vested and expected to vest at July 1, 2016	8,922	35.69	7.1	106,896
Options exercisable at July 1, 2016	4,986	$34.54	6.0	64,591

(1)	Aggregate intrinsic value is based on the closing price of our Class A common stock on July 1, 2016 of $47.64 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria, although no such awards had been granted as of July 1, 2016. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our Class A common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 25, 2015	2,830	$40.73
Granted	1,334	34.23
Vested	(1,043)	36.74
Forfeitures	(165)	38.21
Non-vested at July 1, 2016	2,956	$39.35
Employee Stock Purchase Plan.   Our plan allows eligible employees to have up to 10 percent of their eligible compensation withheld and used to purchase Class A common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than 1,000 shares in an offering period, whichever is less. An offering period consists of successive six-month purchase periods, with a look back feature to our stock price at the commencement of a one-year offering period. The plan provides for a discount equal to 15 percent of the lower of the closing price of our Class A common stock on the New York Stock Exchange on the first and last day of the offering periods. The plan also includes an automatic reset feature that provides for an offering period to be reset and recommenced to a new lower-priced offering if the offering price of a new offering period is less than that of the immediately preceding offering period.
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
Expected Term.    The expected term of an award represents the estimated period of time that options granted will remain outstanding, and is measured from the grant date to the date at which the option is either exercised or canceled. Our determination of the expected term involves an evaluation of historical terms and other factors such as the exercise and termination patterns of our employees who hold options to acquire our Class A common stock, and is based on certain assumptions made regarding the future exercise and termination behavior.
Risk-Free Interest Rate.    The risk-free interest rate is based on the yield curve of United States Treasury instruments in effect on the date of grant. In determining an estimate for the risk-free interest rate, we use average interest rates based on these instruments’ constant maturities with a term that approximates and corresponds with the expected term of our awards.
Expected Stock Price Volatility.    The expected volatility represents the estimated volatility in the price of our Class A common stock over a time period that approximates the expected term of the awards, and is determined using a blended combination of historical and implied volatility. Historical volatility is representative of the historical trends in our stock price for periods preceding the measurement date for a period that is commensurate with the expected term. Implied volatility is based upon externally traded option contracts of our Class A common stock.
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
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Expected term (in years)	5.24	5.21	5.24	4.79
Risk-free interest rate	1.2%	1.5%	1.7%	1.5%
Expected stock price volatility	30.1%	29.0%	29.8%	29.7%
Dividend yield	1.1%	1.0%	1.4%	0.9%
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
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):

Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Compensation Expense - By Type
Stock options	$4,980	$5,501	$16,344	$17,513
Restricted stock units	10,080	10,005	32,423	30,297
Employee stock purchase plan	947	807	2,706	3,012
Total stock-based compensation	16,007	16,313	51,473	50,822
Benefit from income taxes	(4,655)	(4,774)	(15,067)	(14,815)
Total stock-based compensation, net of tax	$11,352	$11,539	$36,406	$36,007

Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Compensation Expense - By Classification
Cost of products	$220	$241	$719	$711
Cost of services	113	111	356	348
Research and development	4,243	4,261	13,618	14,473
Sales and marketing	6,451	6,405	20,602	17,890
General and administrative	4,980	5,295	16,178	17,400
Total stock-based compensation	16,007	16,313	51,473	50,822
Benefit from income taxes	(4,655)	(4,774)	(15,067)	(14,815)
Total stock-based compensation, net of tax	$11,352	$11,539	$36,406	$36,007
The tax benefit that we recognize from certain exercises of ISOs and shares issued under our ESPP are excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Tax benefit - stock option exercises & shares issued under ESPP	$358	$121	$481	$308
Unrecognized Compensation Expense.    At July 1, 2016, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $37.2 million, which is expected to be recognized over a weighted-average period of 2.4 years. At July 1, 2016, total unrecorded compensation expense associated with RSUs expected to vest was approximately $77.7 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of July 1, 2016 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Total	$1,100,000

Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of July 1, 2016, the remaining authorization to purchase additional shares is approximately $67.9 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2016:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended January 1, 2016	1,140,700	$39,449	$34.57
Q2 - Quarter ended April 1, 2016	975,745	37,407	38.32
Q3 - Quarter ended July 1, 2016	176,854	7,998	45.22
Total	2,293,299	$84,854

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend
In October 2014, our Board of Directors initiated a recurring quarterly dividend program for our stockholders. The following table summarizes the dividend payments made under the program during fiscal 2016:

Fiscal Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2016
Q1 - Quarter ended January 1, 2016	January 25, 2016	February 8, 2016	February 17, 2016	$0.12	$12.1 million
Q2 - Quarter ended April 1, 2016	April 25, 2016	May 9, 2016	May 18, 2016	$0.12	$12.0 million
Q3 - Quarter ended July 1, 2016	July 25, 2016	August 8, 2016	August 17, 2016	$0.12	$12.1 million	(1)

(1)	The amount of the dividend payment is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended July 1, 2016			Fiscal Year-To-Date Ended July 1, 2016
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Balance, beginning of period	$1,053	$(9,395)	$(8,342)	$350	$(11,812)	$(11,462)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains - investment securities	695		695	937		937
Foreign currency translation (losses) (1)		(2,852)	(2,852)		(623)	(623)
Income tax effect - benefit/(expense)	(6)	288	282	99	476	575
Net of tax	689	(2,564)	(1,875)	1,036	(147)	889
Amounts reclassified from AOCI into earnings:
Realized gains - investment securities (1)	15		15	493		493
Income tax effect - (expense) (2)	(3)		(3)	(125)		(125)
Net of tax	12	—	12	368	—	368
Net current-period other comprehensive income	701	(2,564)	(1,863)	1,404	(147)	1,257
Balance, end of period	$1,754	$(11,959)	$(10,205)	$1,754	$(11,959)	$(10,205)

	Fiscal Quarter Ended June 26, 2015			Fiscal Year-To-Date Ended June 26, 2015
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Balance, beginning of period	$1,170	$(8,702)	$(7,532)	$505	$2,509	$3,014
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses) - investment securities	(787)		(787)	382		382
Foreign currency translation gains/(losses) (1)		1,058	1,058		(10,982)	(10,982)
Income tax effect - benefit/(expense)	162	(188)	(26)	(165)	641	476
Net of tax	(625)	870	245	217	(10,341)	(10,124)
Amounts reclassified from AOCI into earnings:
Realized (losses) - investment securities (1)	(138)		(138)	(342)		(342)
Income tax effect - benefit (2)	34		34	61		61
Net of tax	(104)	—	(104)	(281)	—	(281)
Net current-period other comprehensive income/(loss)	(729)	870	141	(64)	(10,341)	(10,405)
Balance, end of period	$441	$(7,832)	$(7,391)	$441	$(7,832)	$(7,391)

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

Potentially dilutive shares represent the hypothetical number of incremental shares issuable under the assumed exercise of outstanding stock options (both vested and non-vested), vesting of outstanding RSUs, and shares issued under our employee stock purchase plan. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (e.g., such options' exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive.
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$63,628	$35,506	$161,927	$134,837

Denominator:
Weighted-average shares outstanding—basic	100,533	102,670	100,578	102,494
Potential common shares from options to purchase common stock	1,372	827	839	903
Potential common shares from restricted stock units	772	608	562	730
Weighted-average shares outstanding—diluted	102,677	104,105	101,979	104,127

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.63	$0.35	$1.61	$1.32
Diluted	$0.62	$0.34	$1.59	$1.29

Antidilutive awards excluded from calculation:
Stock options	2,241	4,617	5,910	3,962
Restricted stock units	6	10	13	6

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
Unrecognized Tax Benefit
As of July 1, 2016, the total amount of gross unrecognized tax benefits was $67.7 million, of which $55.6 million, if recognized, would reduce our effective tax rate. As of September 25, 2015, the total amount of gross unrecognized tax benefits was $65.2 million, of which $53.0 million, if recognized, would reduce our effective tax rate. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Withholding taxes	$11,540	$10,021	$33,728	$34,163
Effective Tax Rate
Each period, the combination of different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions, that may occur in, but are not necessarily consistent between periods.

Our effective tax rate decreased from 24% in the third quarter of fiscal 2015 to 22% in the third quarter of fiscal 2016 due to increased benefits from federal R&D tax credits.
On a year-to-date basis, our effective tax rate decreased from 25% in the fiscal year-to-date period ended
June 26, 2015 to 21% in the fiscal year-to-date period ended July 1, 2016. The overall decrease reflects the net benefit from our settlement of I.R.S. and California audits and increased benefits from federal R&D tax credits.

11. Restructuring
Restructuring charges recorded in our statement of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.
Fiscal 2016 Restructuring Plan.    In January 2016, we implemented a plan to reorganize and consolidate certain activities and positions within our global business infrastructure. As a result, we recorded $1.3 million in restructuring costs during the fiscal quarter ended April 1, 2016, representing severance and other related benefits offered to approximately 30 employees that were affected by this action. As of July 1, 2016, no outstanding accrual balance remained for obligations under this plan.
Accruals for restructuring charges are included within accrued liabilities in our consolidated balance sheets while restructuring charges/(credits) are included within restructuring charges/(credits) in our consolidated statements of operations.

12. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of July 1, 2016 (in thousands):

	Payments Due By Fiscal Period
	Remainder Of Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Naming rights	$—	$7,619	$7,715	$7,811	$7,909	$102,980	$134,034
Donation commitments	55	255	6,300	322	322	1,080	8,334
Operating leases	3,261	13,273	10,731	8,293	7,621	30,727	73,906
Purchase obligations	2,795	7,998	1,634	218	—	—	12,645
Total	$6,111	$29,145	$26,380	$16,644	$15,852	$134,787	$228,919
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
Donation Commitments.     During fiscal 2014, we entered into an agreement to contribute and install imaging and audio products to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California, and provide maintenance services for a fifteen-year period following the Museum's expected opening date in 2018, in exchange for various marketing, branding and publicity benefits. During fiscal 2016, we entered into an agreement with the Academy of Motion Television Arts and Sciences Foundation in Los Angeles, California, under which we are contributing cash, imaging and audio products which we will install, and maintenance services for a ten-year period, in exchange for various promotional benefits.
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

Indemnification Clauses.     On a limited basis, our contractual agreements contain a clause under which we agree to provide indemnification to the counterparty, most commonly to licensees in connection with licensing arrangements that include our intellectual property. Additionally, and although not a contractual requirement, we have at times elected to defend our licensees from third party intellectual property infringement claims. Since the terms and conditions of our contractual indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. Furthermore, we have not historically made any payments in connection with any such obligation and believe there to be a remote likelihood that any potential exposure in future periods would be of a material amount. As a result, no amounts have been accrued in our consolidated financial statements with respect to the contingent aspect of these indemnities.

13. Business Combinations
Doremi Technologies, LLC.
On October 31, 2014 ("acquisition date"), we completed our acquisition of all outstanding interests of Doremi Technologies, LLC. ("Doremi"), a privately held company, and certain assets related to the business of Doremi from Doremi Labs, Inc. and Highlands Technologies SAS (the "Doremi-related assets") for cash consideration of $98.4 million and up to an additional $20.0 million in contingent consideration that may be earned over a four-year period following the closing of the acquisition. Upon acquisition, the fair value of the contingent consideration liability was estimated to be $0.7 million and was determined by applying a discounted and probability-weighted approach to potential shipments of specified products over the four-year period. Based on a revision to initial estimates, the fair value of this liability was remeasured to $0.1 million as of September 25, 2015. No further changes to our estimates have since been made, and accordingly the liability of $0.1 million remains included within our consolidated balance sheet as of July 1, 2016.
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

14. Legal Matters
We are involved in various legal proceedings that occasionally arise in the normal course of business. These can include claims of alleged infringement of intellectual property rights, commercial, employment and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period, including as a result of required changes to our licensing terms, monetary penalties and other potential consequences. However, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, any such amounts are either immaterial, or it is not possible to provide an estimated amount of any such potential losses.

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
OVERVIEW
Dolby Laboratories creates audio, imaging, and voice technologies that transform entertainment and communications at the cinema, at home, at work and on mobile devices. Founded in 1965, our core strengths stem from expertise in digital signal processing and compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multiple offerings that enable more immersive sound for cinema, digital television transmissions and devices, OTT video services, DVD and Blu-ray discs, gaming consoles, and mobile devices. Today, we derive the majority of our revenue from licensing our audio technologies. We also provide products and services that enable content creators and distributors to produce, encode, transmit and playback content for superior consumer experiences. We continue to develop new applications, most recently for voice conferencing, as well as imaging solutions that enable HDR picture quality in televisions and cinemas.
Revenue Generation
The following table presents a summary of the composition of our revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Revenue	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Licensing	91%	88%	90%	90%
Products	8%	10%	8%	8%
Services	1%	2%	2%	2%
Total	100%	100%	100%	100%
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

	Fiscal Year-To-Date Ended
Revenue By Geographic Location	July 1, 2016	June 26, 2015
United States	33%	29%
International	67%	71%
We have active licensing arrangements with over 540 electronics product OEMs and software developer licensees. As of July 1, 2016, we had approximately 6,300 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,030 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
Licensing
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015	Main Offerings Incorporating Our Technologies
Broadcast	39%	46%	44%	43%	STBs & televisions
PC	19%	18%	17%	17%	DVD software players & Windows operating systems
Mobile	18%	13%	13%	13%	Smartphones, tablets & other mobile devices
CE	13%	11%	14%	14%	AVRs, Blu-ray Disc devices, DMAs, DVDs, HTIBs & soundbars
Other	11%	12%	12%	13%	Auto DVD, Dolby Cinema, Dolby Voice & gaming consoles
Total	100%	100%	100%	100%
We have various licensing models: a two-tier model, an integrated licensing model, a patent licensing model, and most recently, collaboration arrangements.
Two-Tier Licensing Model.   Most of our consumer entertainment licensing business consists of a two-tier licensing model whereby our decoding technologies, included in reference software and firmware code, are first provided under license to semiconductor manufacturers whom we refer to as “implementation licensees.” Implementation licensees incorporate our technologies in ICs which they sell to OEMs of consumer entertainment products, whom we refer to as “system licensees.” System licensees separately obtain licenses from us that allow them to make and sell end-user products using ICs that incorporate our technologies.
Implementation licensees pay us a one-time, up-front fee per license. In exchange, the licensee receives a licensing package which includes information useful in implementing our technologies into their chipsets. Once implemented, the licensee sends us a sample chipset for quality control evaluation, and after we validate the design, the licensee may sell the chipset to our network of system licensees.
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
Patent Licensing Model.    We license our patents directly to manufacturers that use our intellectual property in their products. We also license our patents indirectly through patent pools which are arrangements between multiple patent owners to jointly offer and license pooled patents to licensees. By aggregating and offering pooled intellectual property, patent pools deliver efficiencies by substantially reducing transactional costs for both IP owners and licensees. Finally, we generate service fees for managing patent pools on behalf of third party patent owners through our wholly-owned subsidiary, Via Licensing Corporation. The Via Licensing patent pools enable product manufacturers to efficiently and now transparently secure patent licenses for audio coding, interactive television, digital radio and wireless technologies. Currently, most of our revenue earned from patent licensing relate to the licensing of audio encoding technologies.

Collaboration Arrangements.    We currently have collaboration arrangements with respect to Dolby Cinema and Dolby Voice.
Dolby Cinema: We partner with cinema exhibitors to create a branded premium cinema with Dolby Vision featuring brighter, higher color contrast imagery, Dolby Atmos audio technology, and inspired theater design at new and pre-existing theaters. We receive royalties based on a portion of box-office receipts from the installed theaters.
Dolby Voice: We enter into arrangements with audio and video conferencing providers where, in return for licensing our intellectual property and know-how, we earn revenue based on access to our services as well as on sales of the Dolby Voice Conference Phone (see "Products" below).
Settlements & Back Payments From Licensees: Licensing revenue recognized in any given quarter may include back payments and/or settlements with licensees. Within the Results of Operations section, settlements and back payments are collectively referred to as "recoveries." Such recoveries have become a recurring element of our business which we cannot predict with certainty.
Products
We design and manufacture audio and imaging products for cinema, television, broadcast, and entertainment industries. Distributed in over 70 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. We also designed and market the Dolby Conference Phone which enhances and optimizes the conference call experience when using Dolby Voice.
The following table presents the composition of our products revenue for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Cinema	98%	90%	98%	89%
Broadcast & Other	2%	10%	2%	11%
Total	100%	100%	100%	100%
Services
We offer various services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training and maintenance, mixing room alignment, equalization, as well as audio, color and light image calibration.

EXECUTIVE SUMMARY

We are focused on expanding our leadership in audio solutions for entertainment content, and delivering new audio visual experiences. The following are highlights of our third quarter of fiscal 2016 as well as challenges in key areas:
CORE AUDIO LICENSING
Broadcast
Highlights: We continue to focus on growing our presence in emerging markets where both the potential for increasing TV and STB shipments is significant, and the transition to digital broadcast is still underway, particularly in Africa and Asia. Our strategy is to work with country-specific operators and standards bodies to encourage adoption of our technologies. During the third quarter of fiscal 2016, for example, China Telecom and China Unicom incorporated Dolby Audio functionality into their 4K IP set-top boxes.
Challenges: To achieve growth and further adoption in emerging markets where conversion to digital television is still underway, our success will be impacted by a number of factors such as regional fragmentation of operators and regulators, and the pace of decision-making and implementation. Further, in some emerging growth countries such as China, we face significant challenges enforcing our contractual and intellectual property rights. The failure of our licensees to accurately report the shipment of products incorporating our technologies may adversely impact future revenue.
Personal Computers
Highlights: Our technologies enhance playback in both Mac and Windows operating systems including, via native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in the browsers enables us to reach more users and provide new types of content, including streaming video entertainment.
Challenges: Demand in this sector has been subject to significant fluctuations. In recent years, unit demand for PCs has been in secular decline along with PCs with optical disc functionality as consumer choices have shifted towards other devices such as tablets and mobile phones.
Consumer Electronics
Highlights: We continue to see opportunities in new and existing use cases such as DMAs as well as Dolby Atmos-enabled devices for the home. Dolby Atmos is now included in AVRs, soundbars, speakers, smartphones, tablets and set-top boxes with further product launches in the near future. Complementing these hardware offerings is a growing array of content via Blu-ray discs and over-the-top services, the latter being adopted by a number of TV operators globally. We will continue to work with content developers and distributors to expand the range of entertainment selections that incorporate the Dolby Atmos format.
Challenges: We must continue to present compelling reasons for consumers to demand our audio technologies wherever they consume and enjoy premium content. To the extent that OEMs do not incorporate our technologies in current and developing products, our future revenue could be impacted.
Mobile
Highlights: We continue to drive further adoption of our technologies across all the major mobile ecosystems, which include Apple, Android, Windows and Amazon. Collectively, these platforms enable the delivery of enhanced entertainment experiences by accessing content from a multitude of OTT services. During the third quarter of fiscal 2016, Dolby Audio was included in the latest release of Apple's iOS.
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

NEW GROWTH INITIATIVES

Dolby Cinema™
Opportunity: In fiscal 2015, and in partnership with established movie theater exhibitors, we launched Dolby Cinema, a branded premium cinema with Dolby Vision featuring brighter, higher color contrast imagery, Dolby Atmos audio technology, and inspired theater design. This quarter, and in partnership with Wanda, we opened four Dolby Cinema locations in China, the fastest growing cinema market in the world. In addition, Wanda has announced a target of 100 Dolby Cinema screens in the next two years. Also this quarter, we announced the opening of the Dolby Cinema at Jackie Chan Cinema's Beijing Wukesong site, the top-grossing movie site in China from 2011 to 2015, and the plans of Sparkle Roll, which owns Jackie Chan Cinema, to open ten additional Dolby Cinema sites in China within the next two years. Previously announced exhibitors who feature Dolby Cinema include AMC in the U.S., Cineplexx in Austria, and Vue (previously JT Biscopen) in the Netherlands. So far, these exhibitors have collectively committed to 220 Dolby Cinema screens worldwide, of which just over 30 have launched to date. Dolby Cinema has also attracted strong support from the creative community as every major studio has announced their support for Dolby Cinema. So far, 50 Dolby Vision theatrical titles have been announced or released including recent titles such as 'Star Trek Beyond' and 'The Legend of Tarzan'.
Challenges: Although the branded premium sector of the cinema industry is currently growing, Dolby Cinema is a new offering, and is in competition with other existing solutions. Our success with this initiative depends on our ability to differentiate our offering, deploy new sites in accordance with plans, provide a compelling experience, and attract and retain a viewing audience.

Dolby Vision™
Opportunity: Dolby Vision is a high dynamic range imaging technology that offers more realistic distinctions in color, brighter highlights, and improved shadow details for cinema and digital TV. This playback technology focuses on the ability of each pixel to contribute to the overall image, and is not dependent on the number of pixels. LG, the second largest TV manufacturer in the world, now includes Dolby Vision globally on their full lineup of 2016 OLED and Super UHD LCD TVs while Vizio, the second largest TV manufacturer in the US, now includes Dolby Vision on their R, P, and M series. In addition, the first Dolby Vision TVs from Skyworth are now shipping in China. Complementing our progress with TV OEMs, SoC providers MStar, MediaTek, Sigma Designs, Realtek and HiSilicon are in the process of integrating Dolby Vision technology in their chipsets, which is significant as these partners collectively provide SoC for a majority of the current TV market.
We are also seeing increasing amounts of content available in Dolby Vision. Amazon started streaming in this quarter, joining Netflix and Vudu. Also this quarter, Lionsgate announced that they will create Dolby Vision content for the home, which complements previously announced titles from Universal Pictures, Sony Pictures, Warner Bros. Home Entertainment Inc. and MGM. To date, there are over 50 Dolby Vision titles available for the home with over 100 projected by the end of the calendar year.
Challenges: To successfully establish and grow Dolby Vision, we will need to continue to expand the array of consumer devices that incorporate Dolby Vision, expand the pipeline of Dolby Vision entertainment available from content creators, and encourage consumer adoption in the face of competing products and technologies.

Dolby Voice®
Opportunity: Dolby Voice is an audio conferencing solution that emulates the in-person meeting experience with superior spatial perception, voice clarity, and background noise suppression, and is available via the desktop, on mobile devices, and using the Dolby Conference Phone. This quarter, we announced and launched Dolby Voice with a new partner, Highfive, which makes cloud-based collaboration and video conferencing easy to install and use. This is our third partnership following the initial launch with BT®, and PGi, both leading providers of audio conferencing services.
Challenges: Our success in this market will depend on the number of service providers and enterprise customers we are able to attract, and ultimately, on the volume of usage and Dolby Conference Phones that we are able to sell.

PRODUCTS
Highlights: In our core cinema markets, we offer servers and audio processors to enable the playback of content in cinemas. Our product revenue base expanded last year with the inclusion of shipments from Doremi, a leading developer and manufacturer of digital cinema servers that we acquired in the first quarter of fiscal 2015. Product sales have also increased due to shipments of Dolby Atmos which continues to enjoy increasing adoption by studios, content creators, post-production facilities and exhibitors. As of the end of our current fiscal quarter, there were nearly 2,000 Dolby Atmos-enabled screens installed or committed to be installed, and 490 Dolby Atmos theatrical titles announced or released.
Challenges: Demand for our cinema products is dependent upon industry and economic cycles along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new consumer audio and imaging experiences. To the extent that we do not make progress in these areas, and are unsuccessful in resisting pricing pressures and prevailing over competing technologies, our revenues may be adversely affected.

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
Our fiscal quarterly and annual reporting periods generally consist of 13 weeks and 52 weeks, respectively. However, our fiscal year-to-date period ended July 1, 2016 consisted of 40 weeks and our fiscal year ending September 30, 2016 consists of 53 weeks. The occurrence of an additional week during the current fiscal year-to-date period results in proportionately higher operating expenses related to compensation, depreciation and amortization that are not entirely offset by incremental revenue that may have been earned during the additional week.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	July 1, 2016	June 26, 2015	$	%	July 1, 2016	June 26, 2015	$	%
Revenue	$253,026	$204,855	$48,171	24%	$713,491	$664,786	$48,705	7%
Percentage of total revenue	91%	88%			90%	90%
Cost of licensing	6,620	1,347	5,273	391%	19,851	8,615	11,236	130%
Gross margin	246,406	203,508	42,898	21%	693,640	656,171	37,469	6%
Gross margin percentage	97%	99%			97%	99%

Quarter-To-Date: Q3'16 vs. Q3'15

Factor	Revenue		Gross Margin
Mobile	á	Increase due to higher penetration into mobile platforms along with timing of revenue	â	Increase in cost of licensing primarily due to amortization on newly-acquired intangible assets
CE	á	Increase due to timing of revenue under contractual arrangements, higher units of DMAs and higher recoveries, partially offset by lower units of HTIBs, Blu-rays and DVD players
PC	á	Increase due to timing of revenue under contractual arrangements, partially offset by lower recoveries
Broadcast	á	Higher TV units and increased licensing revenue for professional products
Other	á	Higher revenue from Automotive, Via Licensing patent pools and new revenue from Dolby Cinema

Year-To-Date: Q3'16 vs. Q3'15

Factor	Revenue		Gross Margin
Broadcast	á	Increase in recoveries and higher volumes from TVs and STBs	â	Increase in cost of licensing primarily due to amortization on newly-acquired intangible assets
PC	á	Increase due to timing of revenue under contractual arrangements, partially offset by declines in PC market volumes
CE	á	Increase due to timing of revenue under contractual arrangements, higher units of DMAs and revenue from Via Licensing patent pools, partially offset by lower units of DVD players and HTIBs
Mobile	á	Increase due to higher penetration into mobile platforms along with timing of revenue
Other	á	Higher revenue from Automotive, Via Licensing patent pools and new revenue from Dolby Cinema, partially offset by lower revenue from Dolby Voice

Products
Products revenue is generated from the sale of audio, imaging and voice products for the cinema, television broadcast, and communications industries. Cost of products consists of materials, labor and manufacturing overhead, amortization of certain intangible assets as well as third party royalty obligations paid to license intellectual property.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products	July 1, 2016	June 26, 2015	$	%	July 1, 2016	June 26, 2015	$	%
Revenue	$20,638	$22,596	$(1,958)	(9)%	$65,510	$58,844	$6,666	11%
Percentage of total revenue	8%	10%			8%	8%
Cost of products	14,098	20,027	(5,929)	(30)%	47,114	50,848	(3,734)	(7)%
Gross margin	6,540	2,569	3,971	155%	18,396	7,996	10,400	130%
Gross margin percentage	32%	11%			28%	14%

Quarter-To-Date: Q3'16 vs. Q3'15

Factor	Revenue		Gross Margin
Cinema	â	Lower units of digital cinema video products and 3D glasses, partially offset by higher revenue from extended warranties	á	Lower charges from excess & obsolete inventory and manufacturing variances

Year-To-Date: Q3'16 vs. Q3'15

Factor	Revenue		Gross Margin
Cinema	á	Higher warranty revenue, higher units of 3D glasses and Atmos digital cinema audio products	á	Improved results on warranty programs combined with lower manufacturing variances and lower charges from excess & obsolete inventory
Services
Services revenue consists of fees for equipment training and maintenance, mixing room alignment, equalization, as well as audio, color and light image calibration. Cost of services consists of personnel and personnel-related costs for providing our professional services, software maintenance and support, external consultants, and other direct expenses incurred on behalf of customers.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Services	July 1, 2016	June 26, 2015	$	%	July 1, 2016	June 26, 2015	$	%
Revenue	$3,923	$4,251	$(328)	(8)%	$13,740	$14,260	$(520)	(4)%
Percentage of total revenue	1%	2%			2%	2%
Cost of services	3,903	3,506	397	11%	11,795	9,976	1,819	18%
Gross margin	20	745	(725)	(97)%	1,945	4,284	(2,339)	(55)%
Gross margin percentage	1%	18%			14%	30%

Quarter-To-Date: Q3'16 vs. Q3'15

Factor	Revenue		Gross Margin
Configuration & Post-Production	â	Lower film mastering and other activities	â	Lower utilization of fixed costs due to lower film mastering activities

Year-To-Date: Q3'16 vs. Q3'15

Factor	Revenue		Gross Margin
Configuration & Post-Production	â	Lower film mastering and other activities	â	Lower utilization of fixed costs due to lower film mastering activities

Operating Expenses
Research & Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	July 1, 2016	June 26, 2015	$	%	July 1, 2016	June 26, 2015	$	%
Research and development	$54,977	$45,508	$9,469	21%	$160,393	$150,703	$9,690	6%
Percentage of total revenue	20%	20%			20%	20%

Quarter-To-Date: Q3'16 vs. Q3'15

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and merit increases across the employee base aimed at existing or new R&D projects
Product Development	á	Higher prototype costs
Facilities	á	Higher costs associated with our new worldwide headquarters and additional laboratories
Technology & Communications	á	Higher expenses associated with software licensing arrangements

Year-To-Date: Q3'16 vs. Q3'15

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and merit increases across the employee base aimed at existing or new R&D projects
Facilities	á	Higher costs associated with our new worldwide headquarters and additional laboratories
Product Development	â	Lower prototype costs
Depreciation & Amortization	á	Higher depreciation expense primarily from assets placed into service

Sales & Marketing
S&M expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, marketing and promotional expenses for events such as trade shows and conferences, marketing campaigns, travel-related expenses , consulting fees, facilities costs, depreciation and amortization, information technology expenses, and legal costs associated with the protection of our intellectual property.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	July 1, 2016	June 26, 2015	$	%	July 1, 2016	June 26, 2015	$	%
Sales and marketing	$74,234	$70,782	$3,452	5%	$220,503	$204,740	$15,763	8%
Percentage of total revenue	27%	31%			28%	28%

Quarter-To-Date: Q3'16 vs. Q3'15

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
Facilities	á	Higher costs associated with our new worldwide headquarters
Legal, Professional & Consulting Fees	â	Lower costs associated with intellectual property related activities

Year-To-Date: Q3'16 vs. Q3'15

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base, partially offset by lower variable compensation costs
Facilities	á	Higher costs associated with our new worldwide headquarters
Stock-Based Compensation	á	Higher headcount and an increase in award grants relative to the prior fiscal comparative period
Marketing Programs	á	Higher costs associated with marketing efforts supporting new initiatives
Legal, Professional & Consulting Fees	â	Lower costs associated with intellectual property related activities

General & Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	July 1, 2016	June 26, 2015	$	%	July 1, 2016	June 26, 2015	$	%
General and administrative	$42,570	$45,587	$(3,017)	(7)%	$129,130	$135,956	$(6,826)	(5)%
Percentage of total revenue	15%	20%			16%	18%

Quarter-To-Date: Q3'16 vs. Q3'15

Category	Key Drivers
Facilities	â	Lower proportionate costs associated with our new worldwide headquarters
Legal, Professional & Consulting Fees	á	Higher costs associated with patent filings and other various legal activities
Technology & Communications	â	Lower costs associated with IT-related projects

Year-To-Date: Q3'16 vs. Q3'15

Category	Key Drivers
Facilities	â	Lower proportionate costs associated with our new worldwide headquarters
Legal, Professional & Consulting Fees	á	Higher costs associated with patent filings and other various legal activities

Restructuring
Restructuring charges recorded in our statement of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. The extent of our costs arising as a result of these actions, including fluctuations in related balances between fiscal periods, is based on the nature of activities under the various plans.
Restructuring charges recorded in the fiscal year-to-date period ended July 1, 2016 were incurred in relation to our fiscal 2016 restructuring plan implemented and completed during the second quarter of fiscal 2016, and represent costs to reorganize and consolidate certain activities and positions within our global business infrastructure. These charges primarily related to severance and other related benefits provided to employees that were affected as a result of this action.
Note that our statement of operations for the fiscal year-to-date period ended June 26, 2015 reflects a credit coinciding with the completion of activity under our fiscal 2014 restructuring plan. For additional information on this restructuring plan, refer to Note 11 “Restructuring” to our unaudited interim condensed consolidated financial statements.

Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Other Income/Expense	July 1, 2016	June 26, 2015	$	%	July 1, 2016	June 26, 2015	$	%
Interest income	$1,464	$1,453	$11	1%	$4,011	$3,444	$567	16%
Interest expense	(26)	(69)	43	(62)%	(88)	(115)	27	(23)%
Other income/(expense), net	(849)	1,049	(1,898)	(181)%	(1,542)	1,159	(2,701)	(233)%
Total	$589	$2,433	$(1,844)	(76)%	$2,381	$4,488	$(2,107)	(47)%

Quarter-To-Date: Q3'16 vs. Q3'15

Category	Key Drivers
Other Income/(Expense)	â	Decrease in other income as the prior comparative period included the receipt of a non-recurring governmental grant and increase in other expense primarily from higher currency translation losses

Year-To-Date: Q3'16 vs. Q3'15

Category	Key Drivers
Other Income/(Expense)	â	Decrease in other income as the prior comparative period included the receipt of a non-recurring governmental grant and increase in other expense primarily from higher currency translation losses
Interest Income	á	Increase due to higher yields on our investment balances relative to the prior fiscal comparative period
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Provision for income taxes	$(18,017)	$(11,522)	$(42,768)	$(45,254)
Effective tax rate	22%	24%	21%	25%

Quarter-To-Date: Q3'16 vs. Q3'15

Factor	Impact On Effective Tax Rate
Federal R&D Credits	â	Increased benefit from federal R&D credits

Year-To-Date: Q3'16 vs. Q3'15

Factor	Impact On Effective Tax Rate
Tax Contingencies	â	Increased benefit due to the impact of the settlement of a multi-year California tax audit
Federal R&D Credits	â	Increased benefit from federal R&D credits

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of July 1, 2016, we had cash and cash equivalents of $600.0 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $385.2 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities.
Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of July 1, 2016, approximately $635 million, or 64%, was held by our foreign subsidiaries. This represented a $89 million increase from the $546 million that was held by our foreign subsidiaries as of September 25, 2015. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less the applicable foreign tax credits.

	July 1, 2016	September 25, 2015
	(in thousands)
Cash and cash equivalents	$599,991	$531,926
Short-term investments	118,778	138,901
Long-term investments	266,431	321,015
Accounts receivable, net	91,637	101,563
Accounts payable and accrued liabilities	189,335	190,017
Working capital (1)	659,852	611,548

(1)	Working capital consists of total current assets less total current liabilities.
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
We retain sufficient cash holdings to support our operations and we also purchase investment grade securities diversified among security types, industries, and issuers. We have used cash generated from our operations to fund a variety of activities related to our business in addition to our ongoing operations, including business expansion and growth, acquisitions, and repurchases of our Class A common stock. We have historically generated significant cash from operations, however these cash flows and the value of our investment portfolio could be affected by various risks and uncertainties, as described in Part II, Item 1A “Risk Factors.”
Shareholder Return
Since fiscal 2010, we have returned cash to stockholders through repurchases of Class A common stock under our repurchase program, a special one-time dividend, and our quarterly dividend program initiated in fiscal 2015. Refer to Note 7 "Stockholders' Equity & Stock-Based Compensation" of our interim condensed consolidated financial statements for a summary of dividend payments made under the program during fiscal 2016 and additional information regarding our stock repurchase program.
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
Operating Activities

	Fiscal Year-To-Date Ended
	July 1, 2016	June 26, 2015
Net cash provided by operating activities	$283,955	$226,117
Net cash provided by operating activities increased $57.8 million in the fiscal year-to-date period ended July 1, 2016 as compared to the fiscal year-to-date period ended June 26, 2015, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	á	Increase in total revenue which exceeded the increase in operating expenses
Investing Activities

	Fiscal Year-To-Date Ended
	July 1, 2016	June 26, 2015
Net cash used in investing activities	$(126,457)	$(254,693)
Capital expenditures	(77,079)	(119,769)
Net cash used in investing activities was $128.2 million lower in the fiscal year-to-date period ended July 1, 2016 as compared to the fiscal year-to-date period ended June 26, 2015, primarily due to the following:

Factor	Impact On Cash Flows
Purchase Of Investments	á	Lower cash outflows for the purchase of marketable investment securities
Acquisition Of Intangible Assets	â	Significant outflows in fiscal 2016 for the purchase of a patent portfolio (refer to Note 6 for additional information)
Business Combinations	á	Lower outflows as the prior comparable period included our acquisition of Doremi in fiscal 2015
Capital Expenditures	á	Lower expenditures for PP&E
Proceeds From Investments	â	Lower inflows from the sale & maturity of marketable investment securities
Financing Activities

	Fiscal Year-To-Date Ended
	July 1, 2016	June 26, 2015
Net cash used in financing activities	$(88,097)	$(66,657)
Repurchase of common stock	(84,854)	(47,956)

Net cash used in financing activities was $21.4 million higher in the fiscal year-to-date period ended July 1, 2016 as compared to the fiscal year-to-date period ended June 26, 2015, primarily due to the following:

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
Indemnification Clauses
We are party to certain contractual agreements under which we have agreed to provide indemnification of varying scope and duration to the other party relating to our licensed intellectual property. Historically, we have not made any payments for these indemnification obligations and no amounts have been accrued in our consolidated financial statements with respect to these obligations. Since the terms and conditions of the indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. For additional details regarding indemnification clauses within our contractual agreements, see Note 12 “Commitments & Contingencies” to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of July 1, 2016, we had cash and cash equivalents of $600.0 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $385.2 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At July 1, 2016, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately thirteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of July 1, 2016, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $4.4 million and $2.2 million, respectively.
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
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of July 1, 2016 and September 25, 2015, the outstanding derivative instruments had maturities of 33 days or less and the total notional amounts of outstanding contracts were $13.3 million and $22.3 million, respectively. The fair values of these contracts were nominal as of July 1, 2016 and September 25, 2015, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of July 1, 2016. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $0.3 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $0.3 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights, commercial, employment, and other matters. In our opinion, resolution of these pending matters is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, any such amounts are either immaterial or it is not possible to provide an estimated amount of any such potential losses.
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
Declines in Optical Disc Media. For many years, movies have been distributed, purchased, and consumed through optical disc media, such as DVD and Blu-ray Disc. However, the rapid advancement of online and mobile content delivery has resulted in a trend toward movie downloading and streaming services. We expect the shift away from optical disc media to online and mobile media content consumption to continue, resulting in decreased revenue from DVD and Blu-ray Disc players.
Mobile Industry Risks. Successful penetration of the mobile device market is important to our future growth. The mobile device market, particularly smartphones and tablets, is characterized by rapidly changing market conditions, frequent product introductions and intense competition based on features and price. Our DD and DD+ technologies are not mandated as an industry standard for mobile devices. We must continually convince mobile device OEMs and end users of mobile devices of the value of our technologies. With shorter product lifecycles, it is easier for mobile device OEMs to add or remove our technologies from mobile devices than it was for PC OEMs.
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
Cinema Industry Risks. Our cinema product sales are subject to fluctuations based on events and conditions in the cinema industry, such as the construction of new screens or upgrade of existing screens. In addition, in the first quarter of fiscal 2015, we launched Dolby Cinema, a branded premium cinema offering for exhibitors and movie audiences that combines Dolby Vision laser projection and Dolby Atmos sound. In the second quarter of fiscal 2016, we announced a collaboration with Wanda Cinema Line to open 100 Dolby Cinema locations in China over the next five years (subsequently, Wanda has announced targeting opening such locations within the next two years). More recently, we announced the opening of the Dolby Cinema at Jackie Chan Cinema's Beijing Wukesong site, the top-grossing movie site in China from 2011 to 2015, and the plans of Sparkle Roll, which owns Jackie Chan Cinema, to open ten additional Dolby Cinema sites in China within the next two years. Although we have invested, and expect to continue to invest, a substantial amount of time and resources developing Dolby Cinema and building our partnerships in connection with the launch of Dolby Cinema locations, this is a new market for us and we may not recognize a meaningful amount of revenue from these efforts in the near future, or at all, if Dolby Cinema is not ultimately successful. The royalties we receive from Dolby Cinema exhibitors are based on a portion of box-office receipts from the installed theaters, and the timing of such theater installations is dependent upon a number of factors beyond our control. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally. The success of Dolby Cinema depends in large part on our ability to differentiate our offering, deploy new sites in accordance with plans, provide a compelling experience, and attract and retain a viewing audience.
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
Maturity of Digital Cinema Market. The industry transition to digital cinema is essentially complete, and the demand for new digital cinema screens has dropped significantly, leading to lower sales volumes of our cinema products. Future cinema product growth depends on a number of factors, including new theater construction, the introduction of new technologies, such as Dolby Atmos and Dolby Vision, and entering into a replacement cycle where previously purchased cinema products are upgraded or replaced. We face a number of challenges relating to the maturity of the digital cinema market, including:

•	Exhibitors may choose competing products with different features or lower prices; and

•	Pricing and other competitive pressures have caused us to implement pricing strategies which have adversely affected gross margins of our cinema products.

Customers and Distributors
Loss of Key Licensee or Customer. A small number of our licensees or customers may represent a significant percentage of our licensing, products, or services revenue. Although we generally have agreements with these licensees or customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit licensees from using competing technologies or customers from purchasing products and services from competitors. Because many of our markets are rapidly evolving, customer demand for our technologies and products can shift quickly. Because of our increased presence in the mobile market where our DD and DD+ technologies are not mandated as industry standards, the risk that a large licensee may reduce or eliminate its use of our technologies has increased.
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
Experience with New Markets and Business Models. Our future growth will depend, in part, upon our expansion into areas beyond our core audio licensing business. Over the past few years, we have introduced Dolby Voice technology for the communications market, Dolby Vision for the home and cinema markets, and our branded-theater experience, Dolby Cinema. In connection with entering into these new markets, we face new sources of competition, new business models, and new customer relationships. In order to be successful in these markets, we will need to cultivate new industry relationships to bring our products, services, and technologies to market. Our inexperience in one or more of these markets could limit our ability to successfully execute on our growth strategy.
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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of July 1, 2016, we had approximately 6,300 issued patents in addition to approximately 4,000 pending patent applications in more than 80 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2040.
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
In particular, some of our patents relating to DD technologies, from which we derive a significant, but declining portion of our licensing revenue, have expired and others will expire over the next several years. The primary products that incorporate DD include DVD players (but not Blu-ray players) and some TVs, STBs, and soundbars. We have transitioned a number of our DD licensees, and continue to make progress in transitioning other DD licensees, to DD+ technologies, an extension of our DD technologies, whose patents generally expire later than the DD patents. To be successful, we must continue to transition licensees to DD+, and discourage licensees of DD+ to transition back to DD as our original patents covering this technology expire.
Unauthorized Use of Our Intellectual Property. We have often experienced, and expect to continue to experience, problems with non-licensee OEMs and software vendors, particularly in China and certain emerging economies, incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. Manufacturers of integrated circuits, or ICs, containing our technologies occasionally sell these ICs to third parties who are not our system licensees. These sales, and the failure of such manufacturers to report the sales, facilitate the unauthorized use of our intellectual property. As emerging economies transition from analog to digital content, such as the transition from analog to digital broadcast, we expect to experience increased problems with this form of piracy.
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

•
Limited or no patent protection for our DD technologies in countries such as China, Taiwan, and India, which may require us to obtain patent rights for new and existing technologies in order to grow or maintain our revenue; and

•
Because of limitations in the legal systems in many countries, our ability to obtain and enforce patents in many countries is uncertain, and we must strengthen and develop relationships with entertainment industry participants worldwide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate.

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
Recent Political Developments in the United Kingdom. On June 23, 2016, a referendum was held on the U.K.'s membership in the European Union, the outcome of which was a vote in favor of leaving the European Union. The

U.K.'s vote to leave the European Union creates an uncertain political and economic environment in the U.K. and potentially across other European Union member states, which may last for a number of months or years. As a result, there is a risk of instability for both the U.K. and the European Union, which could adversely affect our results, financial condition and prospects.
Further, it is uncertain what the effect of the referendum will be on immigration and employment rules, including the right of European Union nationals to remain in the U.K., or the ability of companies with operations in the U.K. to hire or retain European Union nationals (or conversely, the right of U.K. nationals to remain in European Union member states, or the ability of companies with operations in the European Union to hire or retain U.K. nationals).
The political and economic instability created by the United Kingdom's vote to leave the European Union has caused and may continue to cause significant volatility in global financial markets and the value of the Pound Sterling currency or other currencies, including the Euro. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical and/or operational implications on our business. The outcome of the referendum has also created uncertainty with regard to the regulation of data protection in the U.K. In particular, it is unclear whether the United Kingdom will enact the pending European General Data Protection Regulation, and how data transfers to and from the United Kingdom will be regulated.

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

STOCK-RELATED ISSUES
Controlling Stockholder. At July 1, 2016, the Dolby family and their affiliates owned 2,915,765 shares of our Class A common stock and 45,787,075 shares of our Class B common stock. As of July 1, 2016, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 89.7% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, and $200.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, and October 23, 2014, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate. The following table provides information regarding our share repurchases made under program during the third quarter of fiscal 2016:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
April 2, 2016 - April 29, 2016	—	$—	—	$75.9 million
April 30, 2016 - May 27, 2016	176,854	45.22	176,854	$67.9 million
May 28, 2016 - July 1, 2016	—	—	—	$67.9 million
Total	176,854		176,854

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith
10.1*	Separation Agreement and Release dated as of July 12, 2016, by and between Michael Bergeron and Dolby Laboratories, Inc.				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*    Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 2, 2016

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)