Form 10-K
period 2016-09-30
Dolby Laboratories, Inc.
filed 2016-11-18
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of April 1, 2016 was $1.7 billion. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding at April 1, 2016. This calculation does not reflect a determination that such persons are affiliates for any other purposes. On October 28, 2016, the registrant had 57,079,744 shares of Class A common stock, par value $0.001 per share, and 44,403,847 shares of Class B common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2016. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

DOLBY LABORATORIES, INC.
FORM 10-K

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AFS	Available-For-Sale (Securities)
AOCI	Accumulated Other Comprehensive Income
APIC	Additional-Paid In-Capital
ASP	Average Selling Price
ASU	Accounting Standards Update
ATSC	Advanced Television Systems Committee
AVR	Audio/Video Receiver
CE	Consumer Electronics
CODM	Chief Operating Decision Maker
COGS	Cost Of Goods Sold
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DCI	Digital Cinema Initiative
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVB	Digital Video Broadcasting
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General & Administrative
GAAP	Generally Accepted Accounting Principles
HDR	High-Dynamic Range
HDTV	High Definition Television
HE AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
HFR	High Frame Rate
HTIB	Home Theater In-A-Box
IC	Integrated Circuit
IMB	Integrated Media Block
IP	Intellectual Property
IPO	Initial Public Offering
IPTV	Internet Protocol Television
ISO	Incentive Stock Option
ISV	Independent Software Vendor
IT	Information Technology
LCD	Liquid Crystal Display
LP	Limited Partner/Partnership
ME	Multiple Element
NATO	North American Theatre Owners
NOL	Net Operating Loss
NQ	Non-Qualified/Non-Statutory Stock Option
OCI	Other Comprehensive Income
ODD	Optical Disc Drive
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OLED	Organic Light-Emitting Diode
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant And Equipment
PSO	Performance-Based Stock Option
R&D	Research & Development
RSU	Restricted Stock Unit
S&M	Sales & Marketing
SAR	Stock Appreciation Rights
SERP	Supplemental Executive Retirement Plan
SoC	System(s)-On-A-Chip
STB	Set-Top Box
TAM	Total Available Market
TPE	Third Party Evidence
TSR	Total Stockholder Return
UHD	Ultra High Definition
U.S. GAAP	Generally Accepted Accounting Principles In The United States
VSOE	Vendor Specific Objective Evidence

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

PART I
ITEM 1. BUSINESS
OVERVIEW
Dolby Laboratories creates audio and imaging technologies that transform entertainment and communications at the cinema, at home, at work and on mobile devices. Founded in 1965, our strengths stem from expertise in digital signal processing and compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multiple offerings that enable more immersive sound for cinema, digital television transmissions and devices, OTT video services, DVD and Blu-ray Discs, gaming consoles, and mobile devices. Today, we derive the majority of our revenue from licensing our audio technologies. We also derive revenue from licensing our consumer imaging and communication technologies, as well as audio and imaging technologies for premium cinema offerings in collaboration with exhibitors. Finally, we provide products and services for a variety of applications in the cinema, broadcast and communications markets.
OUR STRATEGY
Key elements of our strategy include:
Advancing the Science of Sight and Sound. We apply our understanding of the human senses, audio and imaging engineering to develop technologies aimed at improving how people experience and interact with their entertainment and communications content.
Providing Creative Solutions. We promote the use of our solutions as creative tools, and provide our products, services and technologies to filmmakers, sound mixers and other production teams in their creative processes. Our tools help showcase the quality and impact of their efforts and intent, and this may generate market demand.
Delivering Superior Experiences. Our technologies and solutions optimize playback and communications so that users may enjoy sound and sight in Dolby by providing a more rich, clear, and immersive experience.
REVENUE GENERATION
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Year Ended
Revenue	September 30, 2016	September 25, 2015	September 26, 2014
Licensing	89%	89%	92%
Products	9%	9%	6%
Services	2%	2%	2%
Total	100%	100%	100%
We license our technologies in approximately 50 countries, and our licensees distribute products that incorporate our technologies throughout the world. As shown in the table below, we generate a significant portion of our revenue from outside the United States. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters, products revenue is based on the destination to which we ship our products, and services revenue is based on the location where services are performed.

	Fiscal Year Ended
Revenue By Geographic Location	September 30, 2016	September 25, 2015	September 26, 2014
United States	31%	29%	33%
International	69%	71%	67%
We have licensing arrangements with over 550 electronics product OEMs and software developer licensees.

Licensing
We license our technologies and IP to a range of customers who incorporate them into their products for enhanced audio and imaging functionality whether it be at home, at work, on mobile devices, or at the cinema. Our key technologies and IP are as follows:

Technology	Description
AAC & HE-AAC	An advanced digital audio codec solution with higher bandwidth efficiency used for a wide range of media applications such as TVs, STBs, PCs, gaming consoles, mobile devices and digital radio.
Dolby® AC-4	A next-generation digital audio coding technology that maximizes transmission efficiency while delivering new audio experiences to every playback device, including TVs, PCs, and mobile devices.
Dolby Atmos®
An object-oriented audio technology for home theaters, cinema, device speakers, and headphones that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. The Dolby Atmos experience can be provided via multiple Dolby audio coding technologies.

Dolby Digital®	A digital audio coding technology that provides multichannel sound to applications such as DVD players, TVs and STBs.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications such as TVs, Blu-ray Discs, PCs, and mobile devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications such as Blu-ray Discs and home theaters.
Dolby Vision™	An imaging technology combining HDR and an expanded color spectrum to deliver higher contrast, brighter highlights, and improved details for TV, cinema, and other consumer devices.
Dolby Voice®	An audio conferencing technology with superior spatial perception, voice clarity and background noise reduction that emulates the in-person meeting experience.
HEVC	An advanced digital video codec with higher bandwidth efficiency used in a wide range of media devices.
The following table presents the composition of our licensing business and revenue for all periods presented:

	Fiscal Year Ended
Market	September 30, 2016	September 25, 2015	September 26, 2014	Main Offerings Incorporating Our Technologies
Broadcast	46%	44%	43%	STBs & Televisions
PC	16%	17%	19%	Windows and macOS operating systems
Mobile	12%	13%	13%	Smartphones & tablets
CE	13%	14%	15%	DMAs, Blu-ray Disc devices, AVRs, soundbars, DVDs & HTIBs
Other	13%	12%	10%	Gaming consoles, Auto DVD, Dolby Cinema, Dolby Voice
Total	100%	100%	100%
We have various licensing models: a two-tier model, an integrated licensing model, a patent licensing model, and more recently, collaboration arrangements.
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
Implementation licensees pay us a one-time, up-front fee per license. In exchange, the licensee receives a licensing package which includes information useful in implementing our technologies into their chipsets. Once implemented, the licensee sends us a sample chipset for quality control evaluation, and following our validation of the design, the licensee is permitted to sell the chipset for use solely to our network of system licensees.
System licensees provide us with prototypes of products, or self-test results of products that incorporate our technologies. Upon our confirmation that our technologies are optimally and consistently incorporated, the system licensee may buy ICs under a license for the same Dolby technology from our network of implementation licensees, and may further sell approved products to retailers, distributors, and consumers. For the use of our technologies, our system licensees pay an initial licensing fee as well as royalties, which represent the majority of the revenue recognized from these arrangements. The amount of royalties we collect on a particular product depends on several factors including the nature of the implementations, the mix of Dolby technologies used, and the volume of products using our technologies that are shipped by the system licensee.

Integrated Licensing Model.    We also license our technologies to software operating system vendors and ISVs, and to certain other OEMs that act as combined implementation and system licensees. These licensees incorporate our technologies in their software used on PCs, in mobile applications, or in ICs they manufacture and incorporate into their products. As with the two-tier licensing model, the combined implementation and system licensee pays us an initial licensing fee in addition to royalties as determined by the mix of Dolby technologies used, the nature of the implementations, and the volume of products using our technologies that are shipped, and is subject to the same quality control evaluation process.
Patent Licensing Model.    We license our patents through patent pools which are arrangements between multiple patent owners to jointly offer and license pooled patents to licensees. We also license our patents directly to manufacturers that use our IP in their products. Finally, we generate service fees for managing patent pools on behalf of third party patent owners through our wholly-owned subsidiary, Via Licensing Corporation. By aggregating and offering pooled IP, patent pools deliver efficiencies that reduce transactional costs for both IP owners and licensees. The Via Licensing patent pools enable product manufacturers to efficiently and transparently secure patent licenses for audio coding, interactive television, digital radio and wireless technologies. We offer our AAC, AVC, HE-AAC, HEVC and other IP through patent licensing. Currently, most of our revenue earned from patent licensing relates to the licensing of AAC and HE-AAC technologies.
Collaboration Arrangements.
Dolby Cinema: We partner with exhibitors to create a premium cinema offering with Dolby Vision and Dolby Atmos at new and pre-existing venues that are optimized for an immersive entertainment experience. We receive a portion of box-office receipts from the installed theaters.
Dolby Voice: We enter into arrangements with audio and video conferencing providers where, in return for licensing our IP and know-how, we earn revenue based on access to our technology and services as well as on sales of the Dolby Voice Conference Phone (see "Products" below).
Settlements & Back Payments From Licensees: Licensing revenue recognized in any given quarter may include back payments and/or settlements with licensees. Within the Results of Operations section of Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," settlements and back payments are collectively referred to as "recoveries." Such recoveries have become a recurring element of our business which we cannot predict with certainty.
Products
We design and manufacture audio and imaging products for the cinema, television, broadcast, and entertainment industries. Distributed in over 80 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. We also market and sell the Dolby Conference Phone which optimizes the conference call experience when using Dolby Voice.
The following table presents the composition of our products revenue for all periods presented:

	Fiscal Year Ended
Market	September 30, 2016	September 25, 2015	September 26, 2014
Cinema	98%	89%	86%
Broadcast & Other	2%	11%	14%
Total	100%	100%	100%
Products revenue is derived primarily from sales of the following:

Product		Description
Cinema	Digital Cinema Servers
Our Digital Cinema Server products are used to load, store, decrypt, decode and watermark digital film files for presentation on digital cinema projectors. We also provide products that encrypt, encode and package digital film data for distribution.

	Cinema Audio Products	Our Cinema Processors decode and render digital cinema soundtracks including those using Dolby Atmos. We also provide products that author, encrypt, encode and package Dolby Atmos sound tracks.
Broadcast & Other	Dolby Conference Phone	An integral hardware component of the Dolby Voice conferencing solution that enhances productivity through superior sound, full-room voice capture, spatial voice separation and touch-screen interface.
Other Products
3-D glasses and kits, broadcast hardware and software used to encode, transmit, and decode multiple channels of high quality audio for DTV and HDTV distribution, monitors, and accessibility solutions for hearing and visually impaired consumers.

Services
We offer various services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training and maintenance, mixing room alignment, equalization, as well as audio, color and light image calibration.
INTELLECTUAL PROPERTY
We have a substantial base of IP assets, including patents, trademarks, copyrights, and trade secrets developed based on our technical expertise.
As of September 30, 2016, we had approximately 6,600 issued patents and approximately 4,200 pending patent applications in more than 90 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2040.
Some of our patents relating to DD technologies, from which we derive a significant, but declining portion of our licensing revenue, have expired and others will expire over the next several years. The primary products where DD is widely used include DVD players (but not Blu-ray players), TVs, and STBs. We have transitioned a number of our DD licensees to DD+ technologies, an extension of our DD technologies, whose patents generally expire later than the DD patents. We are continuing to make progress in transitioning other DD licensees to DD+, technologies from which we derive the majority of our licensing revenue.
We pursue a general practice of filing patent applications for our technologies in the U.S. and foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations. We have multiple patents covering aspects and improvements for many of our technologies.
We have approximately 1,000 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. Our trademarks cover our various products, technologies, improvements, and features, as well as the services that we provide. These trademarks are an integral part of our technology licensing program, and licensees typically elect to place our trademarks on their products to inform consumers that their products incorporate our technology and meet our quality specifications.
We protect our IP rights both domestically and internationally. From time to time, we experience problems with OEMs of consumer entertainment products in emerging economies. OEMs have failed to report or have underreported shipments of their products that incorporate our technologies. We have also had problems with implementation licensees selling ICs with our technologies to third parties that are not system licensees. We anticipate that such problems will continue to occur. We have taken steps in the past to enforce our IP rights and expect to do so in the future.
Moreover, we have relatively few or no issued patents in certain countries. For example, in China, Taiwan, and India, we have only limited patent protection for our Dolby technologies. Consequently, we may realize less revenue for DD technologies from those regions in the future. Maintaining or growing our licensing revenue in developing countries such as China, Taiwan, and India will depend in part, on our ability to obtain patent rights in these countries, which is uncertain. Further, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is uncertain.
INDUSTRY STANDARDS
Several Dolby technologies have been adopted as the explicit or de facto industry standard for broadcast, discrete media and online delivery in various markets worldwide.
Explicit industry standards are adopted through a standardization process whereby government entities, industry standards-setting bodies, trade associations, and others evaluate, and then prescribe the use of a technology. For example, as global broadcast standards for digital, HD and UHD television have developed, Dolby audio technologies have been adopted or mandated in various regions of the world, highlights of which are as follows:

•
DD+ and HE-AAC are mandated for use in terrestrial broadcast across many countries including France, Italy, the United Kingdom, Sweden, Germany, Poland, Turkey and Russia. In addition, DD+ and HE-AAC are included in the digital terrestrial television specifications of emerging digital TV markets in Africa, South-East Asia and India while China has selected DD and DD+ as optional technologies for the country’s digital terrestrial television specification.

•	DD+ is the de facto technology used by a wide range of pay-TV operators and streaming services worldwide, such as Netflix, and is included in popular operating systems such as iOS and Windows.

•	DD is mandated for HD broadcast in multiple regions including North America and South Korea, and for DVD players on a global basis.

•	AC-4 is Dolby’s next generation of audio technology that is in the process of being adopted by worldwide standards organizations.
In addition, Dolby technologies have become de facto industry standards in many consumer entertainment products. De facto industry standards are adopted by industry participants when technologies are introduced to the marketplace and become widely used. For example, prior to the adoption of HD terrestrial broadcast standards mandating Dolby technologies, many European HD broadcasters began broadcasting in DD or DD+, leading OEMs to include these technologies in their televisions and STBs for the European market.
RESEARCH AND DEVELOPMENT
We conduct R&D activities at numerous locations both in the U.S. and internationally. Dolby’s history of producing innovative technology has created many forms of IP. When licensed from us, this IP generates revenue that enables further innovation.
For much of the Company's history, we focused the majority of our R&D resources on audio technologies. In recent years, we have expanded our efforts to identify and develop new technologies beyond the strong audio platform that comprises most of our revenue to include audio conferencing and imaging technologies. Each of these technologies can support many offerings, and we anticipate bringing new products to market using these platforms in the future.
R&D expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Research & Development	$219,607	$201,324	$183,128
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
We maintain more than twenty sales offices in key regions around the globe. S&M expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Sales & Marketing	$295,267	$279,174	$252,647
CUSTOMERS
We license our technologies and IP to a broad set of customers that operate in a wide range of industries, and we sell our professional products either directly to the end user or, more commonly, through dealers and distributors. Users of our professional products and services include film studios, content creators, post-production facilities, cinema operators, broadcasters, and video game designers.

In fiscal 2016, we did not have any individual customers whose revenue exceeded 10% of our total revenue. One of our licensees, Samsung, accounted for approximately 12% and 11% of our total revenue in fiscal 2015 and 2014, respectively, and primarily consisted of licensing revenue from our mobile and broadcast markets.
COMPETITION
The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors in our respective fields include:

Licensing	Products	Services
DTS, Inc.	Barco NV	Deluxe Entertainment Services Group Inc.
Fraunhofer Institut Integrierte Schaltungen	Christie Digital Systems USA, Inc.	DTS, Inc.
Koninklijke Philips Electronics NV	DTS, Inc.	Sony Corporation
Qualcomm, Inc.	GDC Technology Limited	Technicolor
Samsung	Harman Group
Sony Corporation	IMAX Corporation
Technicolor	MasterImage 3D, Inc.
Thomson Video Networks	QSC Audio Products, LLC
Qube Cinema, Inc.
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
Many products that include our audio and imaging technologies also include technologies developed by our competitors. We believe that the principal competitive factors in our markets include some or all of the following:

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
Our technologies, products and services span the audio and imaging sectors of several distinct and diverse industries, including the broadcasting, personal computer, mobile, consumer entertainment, cinema and communications industries. The lack of a clear definition of the markets in which our products, services, and technologies are sold or licensed, the nature of our technologies, their potential use for various commercial applications, and the diverse nature of and lack of detailed reporting by our competitors, make it impracticable to quantify our position.
EMPLOYEES
As of September 30, 2016, we had 2,030 employees worldwide, of which 793 employees were based outside of the U.S. None of our employees are subject to a collective bargaining agreement.

CORPORATE AND AVAILABLE INFORMATION
We were founded in London, England in 1965 and incorporated in the State of New York in 1967. We reincorporated in California in 1976 and reincorporated in Delaware in September 2004. Our principal corporate offices are located at 1275 Market Street, San Francisco, California 94103. Our telephone number is (415) 558-0200.
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

REVENUE GENERATION

Markets We Target
Dependence on Sales by Licensees. Our licensing businesses depend on OEMs and other licensees to incorporate our technologies and IP into their products. Our license agreements generally do not have minimum purchase commitments, are typically non-exclusive, and frequently do not require incorporation or use of our technologies. Our revenue will decline if our licensees choose not to incorporate our technologies in their products or they sell fewer products incorporating our technologies.
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
Cinema Industry Risks. Revenue from Dolby Cinema and cinema product sales is subject to the pace of construction or upgrade of screens, the advent of new or competing technologies, consumer trends, and events or conditions in the cinema industry. Although we have invested, and expect to continue to invest, a substantial amount of time and resources developing Dolby Cinema and building our partnerships in connection with the launch of Dolby Cinema locations, this is a new market for us and we may not recognize a meaningful amount of revenue from these efforts in the near future, or at all, if Dolby Cinema is not ultimately successful. Additionally, we have a collaboration with Wanda Cinema Line to open 100 Dolby Cinema locations in China, and we may face a number of risks in expanding Dolby Cinema in China and other new international markets. The royalties we receive from Dolby Cinema exhibitors are based on a portion of box-office receipts from the installed theaters, and the timing of such theater installations is dependent upon a number of factors beyond our control. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally. The success of Dolby Cinema depends in large part on our ability to differentiate our offering, deploy new sites in accordance with plans, provide a compelling experience, and attract and retain a viewing audience. In addition, a decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be negatively impacted.
Our revenue from cinema product sales is also tied to the number of movies produced and distributed by studios and independent filmmakers. A number of factors outside of our control can affect the number of movies that are produced, including strikes and work stoppages within the cinema industry and budgetary constraints and changes in cinema industry business models.
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
Difficulty Becoming Incorporated in an Industry Standard. Standards-setting organizations establish technology standards for use in a wide range of consumer entertainment products. It can be difficult for companies to have their technologies adopted as an industry standard, as multiple companies, including ones that typically compete against one another, are involved in the development of new technology standards for use in entertainment-oriented products. Furthermore, some standards-setting organizations choose to adopt a set of optional standards or a combination of mandatory and optional standards; in such cases, our technologies may be adopted only as an optional standard and not a mandatory standard. Standards may also change in ways that are unfavorable to Dolby.
Participants May Choose Among Alternative Technologies within Standards. Even when a standards-setting organization incorporates our technologies in an industry standard for a particular market, our technologies may not be the sole technologies adopted for that market. Furthermore, different standards may be adopted for different markets. Our operating results depend upon participants in that market choosing to adopt our technologies instead of competitive technologies that also may be acceptable under such standard. For example, the continued growth of our revenue from the broadcast market will depend upon both the continued global adoption of digital television generally and the choice to use our technologies where it is one of several accepted industry standards.
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
Inaccurate Licensee Royalty Reporting. We generate licensing revenue primarily from OEMs who license our technologies and incorporate those technologies in their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to report their shipments accurately. However, we have difficulty independently determining whether our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We are regularly involved in discussions with third party technology licensees regarding license terms. Most of our license agreements permit us to audit our licensees’ records, and we routinely exercise these rights, but audits are generally expensive, time-consuming, and potentially detrimental to our ongoing business relationships with our licensees. In the past, licensees have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalties by our licensees. We have been able to obtain certain recovery payments from licensees (either in the form of back payments or settlements), and such recoveries have become a recurring element of our business; however, we are unable to predict with certainty the revenue that we may recover in the future or if we will be able to continue to obtain such recoveries at all.
Royalties We Owe Others. In some cases, the products we sell and the technologies we license to our customers include IP that we have licensed from third parties. Our agreements with these third parties generally require us to pay them royalties for that use, and give the third parties the right to audit our calculation of those royalties. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We are regularly involved in discussions with third party technology licensors regarding license terms. A successful challenge by a third party could result in the termination of a license agreement or an increase in the amount of royalties we have to pay to the third party.

TECHNOLOGY TRENDS AND DEVELOPMENTS
Technology Innovation. Our revenue growth will depend upon our success in new and existing markets for our technologies, such as digital broadcast, mobile devices, online and mobile media distribution, cinema, consumer imaging and communications. The markets for our technologies and products are defined by:

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
Experience with New Markets and Business Models. Our future growth will depend, in part, upon our expansion into areas beyond our audio licensing business. Over the past few years, we have introduced Dolby Voice technology for the communications market, Dolby Vision for the home and cinema markets, and our branded-theater experience, Dolby Cinema. In connection with entering into these new markets, we face new sources of competition, new business models, and new customer relationships. In order to be successful in these markets, we will need to cultivate new industry relationships to bring our products, services, and technologies to market. Our inexperience in one or more of these markets could limit our ability to successfully execute on our growth strategy.
Incorporation of Dolby Formats into New Products & Availability of Content in Dolby Formats. The success of many of our newer initiatives, such as Dolby Atmos, Dolby Vision, and Dolby Cinema, is dependent upon the availability and success of (i) products that incorporate Dolby formats and (ii) content produced in Dolby formats. However, there is no guarantee that device makers will continue to incorporate Dolby formats into their products, that content creators will continue to release content in Dolby formats, or that either those products or that content will be commercially successful.
For instance, to successfully establish Dolby Vision and Dolby Atmos, we will need to continue to expand the array of products and consumer devices that incorporate Dolby Atmos and Dolby Vision, expand the pipeline of Dolby Atmos and Dolby Vision content available from content creators, and encourage consumer adoption in the face of competing products and technologies. Similarly, the success of Dolby Cinema is dependent upon our ability to partner with movie theater exhibitors to launch new Dolby Cinema sites and deploy new sites in accordance with plans, as well as the continued release and box-office success of new films in the Dolby Vision and Dolby Atmos formats released through Dolby Cinemas.
Further, the commercial success of products incorporating Dolby formats, content released in Dolby formats, and Dolby Cinemas generally, depends upon a number of factors outside of our control, including, but not limited to, consumer preferences, critical reception, timing of release, marketing efforts of third-parties, and general market conditions. Moreover, release and distribution of such products and content can be subject to delays in production or changes in release schedule, which can negatively impact the quantity, timing and quality of such products and content released in Dolby formats and available at Dolby Cinema theaters.
INTELLECTUAL PROPERTY
Our business is dependent upon protecting our patents, trademarks, trade secrets, copyrights, and other IP rights. Effective IP rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. We also seek to maintain select IP as trade secrets, and third parties or our employees could intentionally or accidentally compromise the IP that we maintain as trade secrets. In addition, protecting our IP rights is costly and time consuming. We have taken steps in the past to enforce our IP rights and expect to do so in the future. However, it may not be practicable or cost effective for us to enforce our IP rights fully, particularly in some countries or where the initiation of a claim might harm our business relationships.
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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of September 30, 2016, we had approximately 6,600 issued patents in addition to approximately 4,200 pending patent applications in more than 90 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2040.
We seek to mitigate this risk in a variety of ways. We regularly look for opportunities to expand our patent portfolio through organic development and acquisitions. We develop proprietary technologies to replace licensing revenue from technologies covered by expiring patents with licensing revenue supported by patents with a longer remaining life. And we develop and license our technologies in a manner designed to minimize the chance that a system licensee would develop competing technologies that do not include any Dolby IP.
Some of our patents relating to DD technologies, from which we derive a significant, but declining portion of our licensing revenue, have expired and others will expire over the next several years. The primary products that incorporate DD include DVD players (but not Blu-ray players) and some TVs, STBs and soundbars. We have transitioned a number of our DD licensees, and continue to make progress in transitioning other DD licensees, to DD+ technologies, an extension of our DD technologies, whose patents generally expire later than the DD patents. To be successful, we must continue to transition licensees to DD+, and discourage licensees of DD+ to transition back to DD as our original patents covering this technology expire.
Unauthorized Use of Our Intellectual Property. We have often experienced, and expect to continue to experience, problems with non-licensee OEMs and software vendors, particularly in China and certain emerging economies, incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. Manufacturers of ICs containing our technologies occasionally sell these ICs to third parties who are not our system licensees. These sales, and the failure of such manufacturers to report the sales, facilitate the unauthorized use of our IP. As emerging economies transition from analog to digital content, such as the transition from analog to digital broadcast, we expect to experience increased problems with this form of piracy.
Intellectual Property Litigation. Companies in the technology and entertainment industries frequently engage in litigation based on allegations of infringement or other violations of IP rights. We have faced such claims in the past, and we expect to face similar claims in the future. Any IP claims, with or without merit, could be time-consuming, expensive to litigate or settle, and could divert management resources and attention. In the past, we have settled claims relating to infringement allegations and agreed to make payments in connection with such settlements. An adverse determination in any IP claim could require that we pay damages or stop using technologies found to be in violation of a third party’s rights and could prevent us from offering our products and services to others. In order to avoid these restrictions, we may have to seek a license for the technology, which may not be available on reasonable terms or at all. Licensors could also require us to pay significant royalties. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense. If we cannot license or develop technologies for any aspects of our business found to be infringing, we may be forced to limit our product and service offerings and may be unable to compete effectively.
In some instances, we have contractually agreed to provide indemnifications to licensees relating to our IP. Additionally, at times we have chosen to defend our licensees from third party IP infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future.
Licensee Disputes. At times, we are engaged in disputes regarding the licensing of our IP rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us based on potential antitrust claims or regarding our licensing royalty rate practices. Damages and requests for injunctive relief asserted in claims like these could be significant, and could be disruptive to our business.
U.S. and Foreign Patent Rights. Our licensing business depends in part on the uniform and consistent treatment of patent rights in the U.S. and abroad. Changes to the patent laws and regulations in the U.S. and abroad may limit our ability to obtain, license, and enforce our rights. Additionally, court and administrative rulings may interpret existing patent laws and regulations in ways that hurt our ability to obtain, license, and enforce our patents. We face challenges protecting our IP in foreign jurisdictions, including:

•
Our ability to enforce our contractual and IP rights, especially in countries that do not recognize and enforce IP rights to the same extent as the U.S., Japan, Korea, and European countries do, which increases the risk of unauthorized use of our technologies;

•
Limited or no patent protection for our DD technologies in countries such as China, Taiwan, and India, which may require us to obtain patent rights for new and existing technologies in order to grow or maintain our revenue; and

•
Because of limitations in the legal systems in many countries, our ability to obtain and enforce patents in many countries is uncertain, and we must strengthen and develop relationships with entertainment industry participants worldwide to increase our ability to enforce our IP and contractual rights without relying solely on the legal systems in the countries in which we operate.

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
Production Processes and Production. Production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time in a cost effective manner, which could harm our competitive position. While we have three production facilities, we increasingly use contract manufacturers for a significant portion of our production capacity. Our reliance on contract manufacturers for the manufacture of our products involves risks, including limited control over timely delivery and quality of such products. If production of our products is interrupted, we may not be able to manufacture products on a timely basis. A shortage of manufacturing capacity for our products could reduce our operating results and damage our customer relationships. We may be unable to quickly adapt our manufacturing capacity to rapidly changing market conditions and a contract manufacturer may encounter similar difficulties. Likewise, we may be unable to quickly respond to fluctuations in customer demand or contract manufacturer interruptions. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products.
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
The political and economic instability created by the U.K.'s vote to leave the European Union has caused and may continue to cause significant volatility in global financial markets and the value of the Pound Sterling currency or other currencies, including the Euro. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical and/or operational implications on our business. The outcome of the referendum has also created uncertainty with regard to the regulation of data protection in the U.K. In particular, it is unclear whether following the exit of the U.K. from the European Union, the U.K. will enact its own form of the pending European General Data Protection Regulation that will apply to the personal data of U.K. citizens. In addition, it is unclear how data transfers to and from the U.K. will be regulated.

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
Competition from Other Audio Formats and Imaging Solutions. We believe that the success we have had licensing our audio technologies to system licensees is due, in part, to the strength of our brand and the perception that our technologies provide a high quality solution for multichannel audio. However, both free and proprietary sound technologies are becoming increasingly prevalent, and we expect competitors to continue to enter this field with other offerings. Furthermore, to the extent that customers perceive our competitors’ products as providing the same advantages as our technologies at a lower or comparable price, there is a risk that these customers may treat sound encoding technologies as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. In addition, more recently we introduced our HDR imaging technology, Dolby Vision, and we expect to face intense competition from existing and more well-established competitors. Moreover, there can be no assurance that consumers will adopt Dolby Vision in the near future, or at all.

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

Consequences of M&A Activity. We evaluate a wide array of possible strategic transactions, including acquisitions. We consider these types of transactions in connection with, among other things, our efforts to strengthen our audio and cinema businesses and expand beyond sound technologies. Although we cannot predict whether or not we will complete any such acquisitions or other transactions in the future, any of these transactions could be significant in relation to our market capitalization, financial condition, or results of operations. The process of integrating an acquired company, business, or technology may create unforeseen difficulties and expenditures. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures, and languages; currency risks; and risks associated with the economic, political, and regulatory environment in specific countries. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, and write-offs of goodwill. Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Also, the anticipated benefits of our acquisitions may not materialize.
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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 69%, 71% and 67% of our revenue was derived outside of the United States in fiscal 2016, 2015 and 2014, respectively. We are subject to a number of risks related to conducting business internationally, including:

•	U.S. and foreign government trade restrictions, including those which may impose restrictions on importation of programming, technology, or components to or from the U.S.;

•
Compliance with applicable international laws and regulations, including antitrust laws, that may change unexpectedly, differ, or conflict with laws in other countries where we conduct business, or are otherwise not harmonized with one another;

•
Foreign government taxes, regulations, and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the U.S., and other laws limiting our ability to repatriate funds to the U.S.;

•	Changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•	Difficulty in establishing, staffing, and managing foreign operations;

•	Adverse fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;

•	Poor recognition of IP rights;

•	Difficulties in enforcing contractual rights;

•	Political or social instability, natural disasters, war or events of terrorism; and

•	The strength of international economies.
Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for IP. The regulatory enforcement activities in such jurisdictions can be unpredictable, in some cases because these jurisdictions have only recently implemented competition laws.  For instance, in March 2014, the National Development and Reform Commission of China (“NDRC”) initiated a review of our business practices under the Chinese competition laws and requested information relating to our business practices in China. In early May 2015, the NDRC confirmed that the matters under review have been resolved on mutually agreeable terms. The implementation of these terms remains ongoing.  Additionally, in December 2013, the Korean Fair Trade Commission (“KFTC”) initiated a review of the Company under Korean competition law. The KFTC requested information relating to our business practices in Korea and we cooperated during its review. As a result of this review, in July 2015, the KFTC issued an order and we agreed to modify certain terms in our standard licensing agreements going forward without admitting to any liability or wrongdoing.
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

A number of international legislative and regulatory bodies have proposed draft legislation and begun investigations on the tax practices of multinational companies. One of these efforts has been led by the OECD, an international association of 34 countries including the United States, which has finalized recommendations to revise many corporate taxes, transfer pricing, and tax treaty provisions in member countries. In addition, the European Union and its European Commission has begun to review and opine on the appropriateness of agreements between various member countries and companies that might be in violation of European Union competition rules against unjustified state aid. In addition, the OECD, European Union and European Commission could conceivably make competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. While none of these bodies has identified Dolby as a potential target of its actions, it is possible that these efforts may in the future have an adverse impact on our income tax liabilities.
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

STOCK-RELATED ISSUES
Controlling Stockholder. At September 30, 2016, the Dolby family and their affiliates owned 2,915,765 shares of our Class A common stock and 44,302,210 shares of our Class B common stock. As of September 30, 2016, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 89.0% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
Insider Sales of Common Stock. If our large shareholders, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Dolby Wootton Bassett, LLC, of which Dagmar Dolby as Trustee of the Dolby Family Trust Instrument dated May 7, 1999 is the sole member, and the Dagmar Dolby Trust established under the Dolby Family Trust Instrument dated May 7, 1999, own a majority financial interest in real estate entities that own or from whom we lease certain facilities located in California and the U.K. We own the remaining financial interests in these real estate entities. Our ownership interest in these consolidated affiliated entities, in addition to information regarding the location of the property leased to Dolby Laboratories as of September 30, 2016 is summarized within the table below. The leases for these facilities expire at various times through 2020.

Entity Name	Minority Ownership Interest	Location Of Properties	Approximate Square Footage
Dolby Properties Brisbane, LLC	49.0%	Brisbane, California	43,500
Dolby Properties Burbank, LLC	49.0%	Burbank, California	28,000
Dolby Properties UK, LLC	49.0%	Wootton Bassett, England	33,000
Dolby Properties, LP	10.0%
Our principal corporate office and worldwide headquarters are at 1275 Market Street, San Francisco California. Previously, our principal corporate offices were at 100 Potrero Avenue, and we have also ceased to maintain our principal administrative offices at 999 Brannan Street, San Francisco.
1275 Market Street, San Francisco, California
During the first quarter of fiscal 2015, we began occupying the commercial office building located at 1275 Market Street, San Francisco, California that we purchased in fiscal 2012 for $109.8 million. Following this partial occupation, we continued to make certain improvements for its use as our principal corporate office and worldwide headquarters, and fully occupied the building in fiscal 2016. For additional information regarding this transaction, see Note 5 “Property, Plant & Equipment” to our consolidated financial statements.
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
In the fourth quarter of fiscal 2016, we began making leasehold improvements to facilitate our continued use of 100 Potrero as an extension of our 1275 Market Street headquarters.
999 Brannan Street, San Francisco, California
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
Other Properties
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
ITEM 3. LEGAL PROCEEDINGS
We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of IP rights, commercial, employment, and other matters. In our opinion, resolution of these pending matters is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DLB.” Our Class B common stock is neither listed nor publicly traded. As of October 28, 2016, there were 13 holders of record of our Class A common stock and 43 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record since a large portion of our common stock is held through brokerage firms. The following table sets forth the range of high and low sales prices on the NYSE of the Class A common stock for the periods indicated, as reported by the NYSE.

	Fiscal Year 2016		Fiscal Year 2015
	High	Low	High	Low
First Quarter (Q1)	$35.86	$31.52	$45.99	$38.40
Second Quarter (Q2)	43.52	30.50	43.87	37.97
Third Quarter (Q3)	49.01	42.15	41.19	37.53
Fourth Quarter (Q4)	54.54	47.03	39.77	30.91
Dividend Policy
In October 2014, we announced a quarterly cash dividend program for our stockholders that was initiated by our Board of Directors. Under the program, a quarterly dividend of $0.10 per share on our Class A and Class B common stock was declared and paid to all eligible stockholders of record for each quarter during fiscal 2015. On October 21, 2015, we announced an increase in the dividend amount to $0.12 per share, and a dividend in that amount was declared and paid to all eligible stockholders of record for each quarter during fiscal 2016. On October 26, 2016, we announced an increase in the dividend amount to $0.14 per share, payable on November 16, 2016, to stockholders of record as of the close of business on November 7, 2016.
Dividend declarations and the establishment of future record and payment dates are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of our stockholders. The dividend policy may be changed or canceled at the discretion of the Board of Directors at any time. See Note 7 “Stockholders' Equity & Stock-Based Compensation” to our consolidated financial statements for additional information related to the quarterly dividend. Further discussion of our recurring quarterly dividend is included within Shareholder Return in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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
The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 30, 2016 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Total	$1,100,000

The following table provides information regarding our share repurchases made under this program during the fourth quarter of fiscal 2016:

Repurchase Activity	Total Shares Purchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Repurchases (2)
July 2, 2016 - July 29, 2016	—	$—	—	$67.9 million
July 30, 2016 - August 26, 2016	323,085	49.51	323,085	$51.9 million
August 27, 2016 - September 30, 2016	—	—	—	$51.9 million
Total	323,085		323,085

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.
Stock Price Performance Graph
The following graph compares the total cumulative return of our Class A common stock with the total cumulative return for the New York Stock Exchange Composite Index (“NYSE Composite”) and the Russell 3000 Index (“Russell 3000”) for the five fiscal years ended September 30, 2016. The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $27.44 on September 30, 2011, and in the NYSE Composite and Russell 3000 on the same date and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “filed” for purposes of Section 18 of Securities Exchange Act of 1934, as amended (“Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100 - September 2016
Cumulative Total Return
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
September 30, 2011
September 28, 2012
September 27, 2013
September 26, 2014
September 25, 2015
September 30, 2016
Fiscal Year-End
Dolby Laboratories Inc.
NYSE Composite
Russell 3000 Index

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included within this filing. The consolidated balance sheet data for the fiscal years ended September 30, 2016 and September 25, 2015, and consolidated statements of operations data for the fiscal years ended September 30, 2016, September 25, 2015 and September 26, 2014 were derived from our audited consolidated financial statements included in this report. The consolidated statements of operations and balance sheet data for the fiscal years ended September 26, 2014, September 27, 2013 and September 28, 2012 were derived from our audited consolidated financial statements not included in this report. The historical financial results presented below are not necessarily indicative of results to be achieved in future periods. Note that fiscal 2016 consisted of 53 weeks, while all other fiscal years presented consisted of 52 weeks. All amounts presented below are displayed in thousands, except per share amounts.

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014	September 27, 2013	September 28, 2012
Reclassified implementation licensee settlements	N/A	N/A	N/A	N/A	$6,750

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014	September 27, 2013	September 28, 2012
Operations:
Revenue	$1,025,738	$970,638	$960,176	$909,674	$933,014
Gross margin	916,756	875,822	890,000	812,955	840,987
Operating expenses	684,961	662,594	616,282	567,693	478,995
Income before provision for income taxes	235,904	245,782	276,099	250,646	368,991
Net income attributable to Dolby Laboratories, Inc.	185,860	181,390	206,103	189,271	264,302

Net Income Per Share:
Basic	$1.85	$1.77	$2.02	$1.86	$2.47
Diluted	$1.81	$1.75	$1.99	$1.84	$2.46
Weighted-Average Shares Outstanding:
Basic	100,717	102,354	102,151	101,879	106,926
Diluted	102,424	103,862	103,632	102,788	107,541

Cash dividends declared per common share	$0.50	$0.42	$—	$4.00	$—
Cash dividend paid per common share	$0.48	$0.40	$—	$4.00	$—

	September 30, 2016	September 25, 2015	September 26, 2014	September 27, 2013	September 28, 2012
Cash and cash equivalents	$516,112	$531,926	$568,472	$454,397	$492,600
Working capital (1)	546,647	611,548	730,036	561,526	732,480
Short-term and long-term investments	515,533	459,916	527,543	446,605	664,307
Total assets	2,310,106	2,133,293	1,984,012	1,737,945	1,960,798
Long-term debt	—	—	—	—	—
Total stockholders’ equity—Dolby Laboratories, Inc.	1,970,256	1,807,068	1,731,648	1,481,110	1,720,269

(1)
Working capital as of September 26, 2014, September 27, 2013 and September 28, 2012 has been adjusted by $86.4 million, $84.2 million and $81.0 million, respectively, to reflect the reclassification of deferred tax assets from current assets to non-current assets following our adoption of ASU 2015-17 during the first quarter of fiscal 2016. The changes to working capital as of September 25, 2015 as a result of this reclassification had previously been disclosed within our quarterly filings beginning with our Form 10-Q filed for the fiscal quarter ended January 1, 2016. For additional information, refer to Note 2 "Summary Of Significant Accounting Policies" to our consolidated financial statements.

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
EXECUTIVE SUMMARY
We are focused on expanding our leadership in audio solutions for entertainment content and delivering dynamic new audio and visual technologies to the market. The following are highlights of fiscal 2016 as well as challenges in key areas:
AUDIO LICENSING
Broadcast
Highlights: This year, our broadcast market experienced continued growth, and reinforced the standing of Dolby Audio as an established format in developed markets like North America and Western Europe. This reflects our strategy of working with country-specific operators and standards bodies to encourage adoption of our technologies. In that vein, we believe we are well positioned for further adoption in emerging markets such as Africa, India and China. During this past year, China Telecom and China Unicom launched services in Dolby as did Multichoice, the largest satellite operator in Africa. We believe that future growth in broadcast will come from the continued migration of emerging markets to digital televisions, and the roll-out of HD and 4K STBs with Dolby Audio in both developed and emerging markets.
Challenges: In fiscal 2016, broadcast revenues included recoveries that exceeded our expectations and we anticipate a decline in these recoveries in fiscal 2017. We expect additional challenges going forward including those related to continued growth and adoption in emerging markets which will be impacted by, among other factors, regional fragmentation of operators and regulators and the pace of their decision-making and implementation. Further, in some emerging growth countries such as China, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies.
Consumer Electronics
Highlights: Dolby Audio is included in a wide range of devices including, this year, an increasing number of DMAs such as Apple TV, Amazon’s Fire TV and Fire Stick, as well as Roku's Ultra player. During the year, a broader array of content in Dolby also became available via new OTT services such as Apple TV and Google Play. In addition, we made progress in expanding the presence of Dolby Atmos in the home. Dolby Atmos soundbars were launched from Samsung, Philips and Yamaha, and five additional Dolby Atmos soundbars are scheduled to reach the market in late 2016 and early 2017. Dolby Atmos is now also supported by all major AVR manufacturers and is included in selected speakers. These hardware offerings are paired with a growing array of content via Blu-ray Discs and OTT services. We will continue to work with OEMs to expand the range of Dolby Audio-enabled hardware, and with content developers and distributors to expand the range of entertainment selections using our audio technologies.
Challenges: We must continue to present compelling reasons for consumers to demand our audio technologies wherever they consume and enjoy premium content. To the extent that OEMs do not incorporate our technologies in current and developing products, our future revenue could be impacted.
Mobile
Highlights: This year, we achieved a major milestone with the inclusion of DD+ in iOS and ITunes so customers can access enhanced content on the iPad and iPhone. DD+ is also integrated in various mobile devices from Lenovo, LG and ZTE. Separately, Dolby Atmos continues to expand its use case beyond existing phones and tablets from Lenovo and Amazon with an announcement in the current fiscal quarter from LeEco that its flagship mobile phone will include Dolby Atmos as well.

During the year, Netflix, which was already streaming content in Dolby Audio to PCs and a broad range of home entertainment and gaming devices, began streaming in Dolby Audio to mobile devices. In addition to Netflix, services from Apple, Tencent and iQiyi are also making Dolby Audio content available to mobile devices. We continue to focus on driving further adoption of our technologies across all the major mobile ecosystems - Apple, Android, Windows and Amazon - as these platforms facilitate delivery and enhanced consumption of Dolby-enabled content from a multitude of OTT services.
Challenges: Growth in this market is dependent on several factors, including our success in collaborating with manufacturers of mobile devices to incorporate our technologies, the development of various ecosystems including the availability and appeal of content in Dolby formats, and the performance of the mobile device market as a whole. The rate of new product development in this sector continues to be rapid and can result in dramatic swings in consumer trends as well as design changes that may exclude our technologies.
Personal Computers
Highlights: Our technologies enhance playback in both Mac and Windows operating systems including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through new types of content, including streaming video entertainment.
Challenges: In recent years, unit demand for PCs has been in secular decline as consumer choices have shifted towards other devices such as tablets and mobile phones. Furthermore, a decline in the portion of PCs that have optical disc functionality will have a negative impact on our ASPs.
PRODUCTS
Highlights: We offer servers and audio processors to enable the playback of content in cinemas. Our product revenue base expanded primarily from shipments of Dolby Atmos due to continued adoption by studios, content creators, post-production facilities and exhibitors. As of the end of our current fiscal quarter, there were approximately 2,400 Dolby Atmos-enabled screens installed or committed to be installed, and approximately 600 Dolby Atmos theatrical titles announced or released.
Challenges: Demand for our cinema products is dependent upon industry and economic cycles along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new consumer audio and imaging experiences. To the extent that we do not make progress in these areas, and are faced with pricing pressures or competing technologies, our revenue may be adversely affected.

NEW GROWTH INITIATIVES

Dolby Cinema™
Highlights: In fiscal 2015, and in partnership with established movie theater exhibitors, we launched Dolby Cinema, our premium cinema offering for moviegoers that combines Dolby Vision and Dolby Atmos at new and pre-existing venues that are optimized for an immersive entertainment experience. Exhibitors who feature Dolby Cinema include AMC in the U.S., Wanda in China, Cineplexx in Austria, and Vue (previously JT Bioscopen) in the Netherlands. Over the last fiscal year, we have added approximately 30 Dolby Cinema locations, with just over 40 operating today. The majority of these are with our largest exhibitor partner, AMC, with whom we have plans to open 160 Dolby Cinema at AMC sites by the end of calendar 2018.
Our second largest exhibitor partner, Wanda, has now opened four Dolby Cinema locations in China, and plans to open 100 locations. Just a few months ago, Jackie Chan Cinemas opened its first Dolby Cinema at the highest grossing complex in China. Jackie Chan Cinemas plans on opening ten more Dolby Cinema sites within the next two years.
In total, we have about 300 Dolby Cinema locations open or committed around the world with our current exhibitor partners.
Dolby Cinema has also attracted strong support from the creative community as every major studio has announced their support for Dolby Cinema. In just over a year, there are over 50 theatrical titles with Dolby

Vision and Dolby Atmos announced or released, and in the past two fiscal quarters, the first Chinese movies optimized for Dolby Cinema were released.
Challenges: Although the premium large format sector of the cinema industry is currently growing, Dolby Cinema is in competition with other existing solutions. Our success with this initiative depends on our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience.

Dolby Vision™
Highlights: By partnering with key players in the market, Dolby Vision TVs are now available globally. LG, the world’s second largest TV manufacturer, includes Dolby Vision on their full 2016 lineup of OLED and Super UHD LCD TVs; Vizio, the second largest TV manufacturer in the U.S., includes Dolby Vision on their R, P, and M series; and TCL, the world’s third largest TV manufacturer is shipping Dolby Vision TVs in China. Furthermore, Skyworth is shipping Dolby Vision TVs in China, LeEco announced that its first Dolby Vision TV will be available in both China and the U.S. in the first quarter of fiscal 2017, and Google announced that the Chromecast Ultra will include support for Dolby Vision, making it the first DMA with this functionality.
Entertainment content in Dolby Vision has also expanded during the year. Warner Bros. Home Entertainment Inc., Sony Pictures, MGM, Universal Pictures, Lionsgate, Netflix and Amazon Studios have all released or committed to release titles in Dolby Vision, many of which will be made available through streaming services such as Netflix, Vudu and Amazon.
Challenges: To successfully establish and grow Dolby Vision, we will need to continue to expand the array of consumer devices that incorporate the technology, increase the pipeline of Dolby Vision content, and encourage consumer adoption in the face of competing HDR offerings.

Dolby Voice®
Highlights: BT MeetMe with Dolby Voice, the premium audio conferencing solution we launched in global partnership with BT, expanded its functionality. In the third quarter of fiscal 2016, we launched Dolby Voice with Highfive, a cloud-based collaboration and video conferencing solution that is easy to install and use. And in the fourth fiscal quarter, PGi, one of the largest providers of audio conferencing software and services, launched availability of Dolby Voice on its iMeet offering, a full video and screen sharing chat solution. In concert with these partners, we are focused on driving adoption of Dolby Voice and the Dolby Conference Phone.
Challenges: Our success in this market will depend on the number of service providers and enterprise customers we are able to attract, and on the volume of usage and Dolby Conference Phones that we are able to sell.
Revenue From Significant Customers
In fiscal 2016, we did not have any individual customers whose revenue exceeded 10% of our total revenue. In fiscal 2015 and 2014, revenue from Samsung represented approximately 12% and 11% of our total revenue, respectively, and consisted primarily of licensing revenue from our mobile and broadcast markets.

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
Revenue recognition for transactions may include multiple elements such as hardware and accompanying software, upgrade rights, support, maintenance and extended warranty services, and rights to receive commissioning services in connection with certain digital servers. For these transactions, we may also have to exercise judgment in performing the following:

•
Identifying the significant deliverables within the arrangements and determining whether the significant deliverables constitute separate units of accounting. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is both probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement fees are allocated to this combined single unit;

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

Intangible assets and long-lived assets subject to amortization and depreciation, respectively, are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. If an asset's undiscounted future cash flows are lower than its carrying value, the asset is written down to its estimated fair value, which is based on its discounted future cash flows. Assessing discounted future cash flows requires management to make assumptions and exercise judgment in forecasting revenues, operating costs, and the useful lives of assets, as well as selecting the discount rate that reflects the risk inherent in our future cash flows.
Stock-Based Compensation
To determine the fair value of a stock-based award using the Black-Scholes option pricing model, we make assumptions regarding the expected term of the award, the expected future volatility of our stock price over the expected term of the award, the risk-free interest rate over the expected term of the award and the anticipated dividend payout over the expected term of the award. We estimate the expected term of our stock-based awards by evaluating historical exercise patterns of our employees. We use a blend of the historical volatility of our common stock and the implied volatility of our traded options as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. We reduce the stock-based compensation expense for estimated forfeitures based on our historical experience. We are required to estimate forfeitures at the time of the grant and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimate.
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
Our annual fiscal reporting periods generally consist of 52 weeks. However, our fiscal year ended September 30, 2016 consisted of 53 weeks. The occurrence of an additional week during the current fiscal period results in proportionately higher operating expenses related to compensation, depreciation and amortization that are not entirely offset by incremental revenue that may have been earned during the additional week.

Revenue and Gross Margin
Licensing
Licensing revenue consists of fees earned from licensing our technologies and IP to customers who incorporate them into their products and services to enable and enhance audio, imaging and communications capabilities. The technologies and IP that we license are either internally developed, acquired, or licensed from third parties. Our cost of licensing consists mainly of amortization of purchased intangible assets and intangible assets acquired in business combinations, third party royalty obligations paid to license IP and certain legal costs.

	Fiscal Year Ended			2016 vs. 2015		2015 vs. 2014
Licensing	September 30, 2016	September 25, 2015	September 26, 2014	$	%	$	%
Revenue	$917,032	$868,111	$878,844	$48,921	6%	$(10,733)	(1)%
Percentage of total revenue	89%	89%	92%
Cost of licensing	28,333	10,879	10,814	17,454	160%	65	1%
Gross margin	888,699	857,232	868,030	31,467	4%	(10,798)	(1)%
Gross margin percentage	97%	99%	99%

2016 vs. 2015

Factor	Revenue		Gross Margin
Broadcast	á	Higher revenue from recoveries, patent licensing, and higher volume of TVs, partially offset by lower volume of STBs	â	Increase in cost of licensing primarily due to amortization on newly-acquired assets
Other	á	Higher revenue from Dolby Cinema and administrative fees from Via Licensing patent pools
CE	á	Higher volume of DMAs and patent licensing, partially offset by lower volume of DVDs, HTIBs and Blu-ray and to a lesser extent, lower recoveries
Mobile	â	Decrease due to timing of revenue under contractual arrangements, partially offset by higher penetration into mobile platforms
PC	ßà	Increase due to timing of revenue under contractual arrangements, offset by declines in PC market volumes and lower recoveries

2015 vs. 2014

Factor	Revenue		Gross Margin
PC	â	Lower ASPs from product mix as fewer PCs included optical disc drives, and lower shipments, partially offset by an increase in recoveries	ßà	No significant fluctuations
Other	á	Higher automotive DVD shipments and recovery activity, new revenue from Dolby Voice, and higher shipments of gaming consoles
CE	â	Lower shipments of DVDs, AVRs, HTIBs and Blu-ray Discs, partially offset by higher shipments of soundbars and an increase in recoveries
Broadcast	á	Increase in patent licensing and higher shipments of STBs, partially offset by lower recoveries as fiscal 2014 included a payment of $24.7 million from a large licensee
Mobile	ßà	No significant fluctuations

Products
Products revenue is generated from the sale of audio and imaging products for the cinema, broadcast, and communications industries. Cost of products consists of materials, labor and manufacturing overhead, amortization of certain intangible assets as well as third party royalty obligations paid to license IP.

	Fiscal Year Ended			2016 vs. 2015		2015 vs. 2014
Products	September 30, 2016	September 25, 2015	September 26, 2014	$	%	$	%
Revenue	$90,543	$83,904	$59,219	$6,639	8%	$24,685	42%
Percentage of total revenue	9%	9%	6%
Cost of products	64,853	70,490	45,132	(5,637)	(8)%	25,358	56%
Gross margin	25,690	13,414	14,087	12,276	92%	(673)	(5)%
Gross margin percentage	28%	16%	24%

2016 vs. 2015

Factor	Revenue		Gross Margin
Cinema	á	Higher sales from extended warranty programs, Dolby Atmos equipment and 3D glasses, partially offset by lower volume of digital cinema video products	á	Lower charges from excess & obsolete inventory
Broadcast & Other	No significant fluctuations

2015 vs. 2014

Factor	Revenue		Gross Margin
Cinema	á	Inclusion of digital server shipments from our acquisition of Doremi and higher sales of Dolby Atmos products	â	Less favorable product mix of digital servers, lower ASPs of Dolby audio products, higher charges from excess & obsolete inventory and higher manufacturing costs
Broadcast & Other	No significant fluctuations		â	Higher amortization on newly-acquired intangible assets

Services
Services revenue consists of fees for equipment training and maintenance, mixing room alignment, equalization, as well as audio, color and light image calibration. Cost of services consists of personnel and personnel-related costs for providing our professional services, software maintenance and support, external consultants, and other direct expenses incurred on behalf of customers.

	Fiscal Year Ended			2016 vs. 2015		2015 vs. 2014
Services	September 30, 2016	September 25, 2015	September 26, 2014	$	%	$	%
Revenue	$18,163	$18,623	$22,113	$(460)	(2)%	$(3,490)	(16)%
Percentage of total revenue	2%	2%	2%
Cost of services	15,796	13,447	14,230	2,349	17%	(783)	(6)%
Gross margin	2,367	5,176	7,883	(2,809)	(54)%	(2,707)	(34)%
Gross margin percentage	13%	28%	36%

2016 vs. 2015

Factor	Revenue		Gross Margin
Configuration & Post-Production	â	Lower film mastering and other activities	â	Lower utilization of available services capacity
Support & Other	á	Increased support and maintenance services	No significant fluctuations
2015 vs. 2014

Factor	Revenue		Gross Margin
Configuration & Post-Production	â	Lower film mastering and other services	â	Prior fiscal comparative period includes the recognition of previously deferred revenue with no associated COGS
Support & Other	á	Increased support and maintenance services	á	Lower labor and other related costs

Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Year Ended			2016 vs. 2015		2015 vs. 2014
	September 30, 2016	September 25, 2015	September 26, 2014	$	%	$	%
Research and development	$219,607	$201,324	$183,128	$18,283	9%	$18,196	10%
Percentage of total revenue	21%	21%	19%

2016 vs. 2015

Category	Key Drivers
Compensation & Benefits	á	Higher headcount on new or existing R&D projects along with merit increases across the employee base
Facilities	á	Higher costs as R&D personnel had not yet fully occupied our new worldwide headquarters in the prior year
Product Development	â	Lower prototype costs
Depreciation & Amortization	á	Higher depreciation primarily from assets placed into service

2015 vs. 2014

Category	Key Drivers
Compensation & Benefits	á	Higher headcount including personnel from the acquisition of Doremi along with merit increases
Product Development	á	Higher costs related primarily to the funding of various research projects and initiatives aimed at developing new products and technologies
Depreciation & Amortization	á	Higher depreciation primarily from assets placed into service including the occupation of our new worldwide headquarters which includes a significant number of R&D labs
Sales and Marketing
S&M expenses consist primarily of employee compensation and benefits, stock-based compensation, marketing and promotional expenses associated with growth initiatives such as Dolby Cinema and other events such as trade shows and conferences, travel-related expenses for our sales and marketing personnel, consulting fees, facilities costs, depreciation and amortization, information technology expenses, and certain legal costs.

	Fiscal Year Ended			2016 vs. 2015		2015 vs. 2014
	September 30, 2016	September 25, 2015	September 26, 2014	$	%	$	%
Sales and marketing	$295,267	$279,174	$252,647	$16,093	6%	$26,527	10%
Percentage of total revenue	29%	29%	26%

2016 vs. 2015

Category	Key Drivers
Compensation & Benefits	á	Higher headcount primarily for programs to drive new revenue initiatives, along with merit increases across the existing employee base
Facilities	á	Higher costs as S&M personnel had not yet fully occupied our new worldwide headquarters in the prior year
Stock-Based Compensation	á	Higher headcount and an increase in award grants
Marketing Programs	â	Lower costs associated with selected marketing efforts
Legal, Professional & Consulting	â	Lower costs associated with IP related activities

2015 vs. 2014

Category	Key Drivers
Compensation & Benefits	á	Higher headcount including personnel from the acquisition of Doremi along with total company merit increases
Marketing Programs	á	Higher costs associated with the launch of Dolby Cinema as well as industry trade shows and other marketing events
Depreciation & Amortization	á	Higher amortization for newly-acquired intangible assets and higher depreciation from assets placed into service
Legal, Professional & Consulting	â	Lower consulting and other costs, partially offset by higher professional fees for IP related activities
General and Administrative
G&A expenses consist primarily of employee compensation and benefits, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Year Ended			2016 vs. 2015		2015 vs. 2014
	September 30, 2016	September 25, 2015	September 26, 2014	$	%	$	%
General and administrative	$168,854	$182,176	$178,104	$(13,322)	(7)%	$4,072	2%
Percentage of total revenue	16%	19%	19%

2016 vs. 2015

Category	Key Drivers
Facilities	â	Lower costs as our new worldwide headquarters now include R&D and S&M departments beyond only corporate personnel
Stock-Based Compensation	â	Decrease in award grants
Legal, Professional & Consulting	á	Higher costs associated with IP and various other legal activities
Depreciation & Amortization	â	Lower depreciation as assets that became fully-depreciated were only partially offset by new assets placed in service

2015 vs. 2014

Category	Key Drivers
Depreciation & Amortization	á	Higher depreciation primarily from assets placed into service including occupation of our new worldwide headquarters
Legal, Professional & Consulting	â	Lower costs incurred in connection with our acquisition of Doremi relative to fiscal 2014 along with a decrease in costs associated with patent filings and other legal activities
Technology & Communications	á	Higher costs associated with our new worldwide headquarters and new office locations
Compensation & Benefits	á	Higher headcount along with merit increases

Restructuring
Restructuring charges recorded in our statements of operations, including changes between periods, are based on the nature of activities associated with the individual restructuring plan implemented within those fiscal years.

	Fiscal Year Ended			2016 vs. 2015		2015 vs. 2014
	September 30, 2016	September 25, 2015	September 26, 2014	$	%	$	%
Restructuring	$1,233	$(80)	$2,403	$1,313	(1,641)%	$(2,483)	(103)%
Percentage of total revenue	—%	—%	—%
Restructuring charges recorded in fiscal 2016 were incurred in relation to our fiscal 2016 restructuring plan implemented and completed within the fiscal year, and represent costs to reorganize and consolidate certain activities and positions within our global business infrastructure. These charges primarily related to severance and other related benefits provided to employees that were affected as a result of this action.
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

Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities.

	Fiscal Year Ended			2016 vs. 2015		2015 vs. 2014
Other Income/Expense	September 30, 2016	September 25, 2015	September 26, 2014	$	%	$	%
Interest income	$5,684	$4,544	$3,344	$1,140	25%	$1,200	36%
Interest expense	(125)	(183)	183	58	(32)%	(366)	(200)%
Other income/(expense), net	(1,450)	28,193	(1,146)	(29,643)	(105)%	29,339	(2,560)%
Total	$4,109	$32,554	$2,381	$(28,445)	(87)%	$30,173	1,267%

2016 vs. 2015

Category	Key Drivers
Other Income/(Expense)	â
Decrease in other income due to a pre-tax gain of $26.2 million from the sale of our ownership interest in a jointly-owned real estate entity in the prior fiscal year (refer to footnote 16 for additional information)

	â	Decrease in other income as the prior fiscal year included the receipt of a non-recurring governmental grant
Interest Income	á	Increase due to higher yields on our investment balances during fiscal 2016 relative to fiscal 2015
2015 vs. 2014

Category	Key Drivers
Other Income/(Expense)	á
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

Income Taxes
Our effective tax rate is based on a projection of our annual fiscal year results, and is affected each period-end by several factors. These include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions as well as discrete items that may occur in, but are not necessarily consistent between periods. For additional information related to effective tax rates, see Note 10 “Income Taxes” to our consolidated financial statements.

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Provision for income taxes	$(49,502)	$(62,542)	$(67,379)
Effective tax rate	21%	25%	24%
2016 vs. 2015

Factor	Key Drivers
Tax Contingencies	â	Increase due to the benefit from the settlement of a multi-year California tax audit
Federal R&D Credits	â	Increased benefit from federal R&D credits

2015 vs. 2014

Factor	Key Drivers
Real Estate Interest Sale	á	Increase as taxes attributed to the sale of our ownership interest in a jointly-owned real estate entity had a higher marginal tax rate than our entity-wide blended average
U.S. Manufacturing Tax Incentives	á	Reduced benefits attributed to a decrease in U.S. manufacturing tax incentive deductions
Federal R&D Credits	â	Increase in discrete benefits from federal R&D credits that were retroactively reinstated for the 2014 calendar year

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of September 30, 2016, we had cash and cash equivalents of $516.1 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $515.5 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities.
Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of September 30, 2016, approximately $654 million, or 63%, was held by our foreign subsidiaries. This represented a $108 million increase from the $546 million that was held by our foreign subsidiaries as of September 25, 2015. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less the applicable foreign tax credits.
The following table presents selected financial information as of the fiscal years ended September 30, 2016 and September 25, 2015 (amounts displayed are in thousands):

	September 30, 2016	September 25, 2015
Cash and cash equivalents	$516,112	$531,926
Short-term investments	121,629	138,901
Long-term investments	393,904	321,015
Accounts receivable, net	75,688	101,563
Accounts payable and accrued liabilities	186,599	190,017
Working capital	546,647	611,548
Capital Expenditures and Uses of Capital
Our capital expenditures consist of purchases of land, building, building fixtures, leasehold improvements, computer hardware and software, production and test equipment as well as audio, video, laboratory and office equipment. We continue to invest in R&D to promote overall growth of our business and technological innovation.
Business Combinations. During fiscal 2015, we completed the business combination of Doremi and the Doremi-related assets for total purchase consideration of $98.4 million, net of cash acquired. For additional details, see Note 13 “Business Combinations” to our consolidated financial statements.
Asset Acquisition. During the first quarter of fiscal 2016, we completed an asset purchase of a patent portfolio that fits within our existing patent licensing programs for total consideration of $105.0 million.
We retain sufficient cash holdings to support our operations, and we also purchase investment grade securities diversified among security types, industries, and issuers. We have used cash generated from our operations to fund a variety of activities related to our business in addition to our ongoing operations, including business expansion and growth, acquisitions, and repurchases of our Class A common stock. We have historically generated significant cash from operations, however these cash flows and the value of our investment portfolio could be affected by various risks and uncertainties, as described in Part I, Item 1A “Risk Factors.”
Shareholder Return
We return cash to stockholders through repurchases of Class A common stock under our repurchase program and our quarterly dividend program. Refer to Note 7 "Stockholders' Equity & Stock-Based Compensation" of our consolidated financial statements for a summary of dividend payments made under the program during fiscal 2016 and additional information regarding our stock repurchase program.
Stock Repurchase Program. Our stock repurchase program was initiated in fiscal 2009, and in October 2014, we announced that our Board of Directors approved an increase to the size of our stock repurchase program by an additional $200.0 million.
Quarterly Dividend Program. During the first quarter of fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. Under the program, quarterly dividends are paid on our Class A and Class B common stock to eligible stockholders of record for each respective dividend record date. On October 26, 2016, we announced an increase in the dividend amount to $0.14 per share, payable on November 16, 2016, to stockholders of record as of the close of business on November 7, 2016.
Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order according to the magnitude of their impact relative to the overall change (amounts displayed in thousands, except as otherwise noted).
Operating Activities

	Fiscal Year Ended
	September 30, 2016	September 25, 2015
Net cash provided by operating activities	$356,839	$309,377
Net cash provided by operating activities increased $47.5 million in fiscal 2016 compared to fiscal 2015, primarily due to the following:

Factor	Impact On Cash Flows
Working Capital	á	Higher inflows primarily due to decrease in accounts receivable
Investing Activities

	Fiscal Year Ended
	September 30, 2016	September 25, 2015
Net cash used in investing activities	$(282,497)	$(203,595)
Capital expenditures	(100,762)	(157,526)

Net cash used in investing activities was $78.9 million higher in fiscal 2016 compared to fiscal 2015, primarily due to the following:

Factor	Impact On Cash Flows
Business Combinations	á	Lower outflows as the comparable period included our acquisition of Doremi
Proceeds From Investments	â	Lower inflows from the sale & maturity of marketable investment securities
Purchase of Intangible Assets	â	Higher outflows for purchases of patents (refer to Note 6 for additional information)
Capital Expenditures	á	Lower expenditures for PP&E
Purchase Of Investments	â	Higher outflows for purchases of marketable investment securities
Financing Activities

	Fiscal Year Ended
	September 30, 2016	September 25, 2015
Net cash used in financing activities	$(88,761)	$(138,519)
Repurchase of common stock	(100,854)	(107,349)

Net cash used in financing activities was $49.8 million lower in fiscal 2016 compared to fiscal 2015, primarily due to the following:

Factor	Impact On Cash Flows
Common Stock Issuance	á	Higher inflows from increased employee stock option exercises and shares issued under our ESPP
Dividend Payments	â	Higher outflows for payments of our quarterly cash dividend to common stockholders primarily as a result of a $0.02 per share increase compared to the prior fiscal year
Share Repurchases	á	Lower outflows resulting from decreased volumes of common stock repurchases
Partnership Distribution	á	Lower distributions to our controlling interest for commercial property leasing fees

Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2016, we did not engage in off-balance sheet financing arrangements other than operating leases for office space and computer equipment, and the following table presents a summary of our contractual obligations and commitments as of that date (in thousands):

	Payments Due By Fiscal Period
	1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Naming rights	$7,619	$15,526	$15,917	$94,972	$134,034
Operating leases	13,261	18,839	13,922	24,282	70,304
Purchase obligations	6,936	3,814	—	—	10,750
Donation commitments	320	6,622	444	1,013	8,399
Total	$28,136	$44,801	$30,283	$120,267	$223,487
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
Donation Commitments.    Our donation commitments relate to non-cancelable obligations to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California. We will make a one-time donation of installing imaging and audio products in its theaters, and provide maintenance services for fifteen years from its expected opening date in 2018.
Operating Leases.    Operating lease payments include future minimum rental commitments, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries, for non-cancelable operating leases of office space as of September 30, 2016.
Purchase Obligations.    Our purchase obligations consist of agreements to purchase goods and services, entered into in the ordinary course of business. These represent non-cancelable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.
Unrecognized Tax Benefits.    As of September 30, 2016, we had an accrued liability for unrecognized tax benefits and related interest and penalties, net of related deferred tax assets, totaling $75.2 million. We are unable to estimate when any cash settlement with a taxing authority might occur.
For additional details regarding our contractual obligations, see Note 12 “Commitments & Contingencies” to our consolidated financial statements.
Indemnification Clauses
We are party to certain contractual agreements under which we have agreed to provide indemnification of varying scope and duration to the other party relating to our licensed IP. Historically, we have not made any payments for these indemnification obligations and no amounts have been accrued in our consolidated financial statements with respect to these obligations. Since the terms and conditions of the indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. In addition, we have entered into indemnification agreements with our officers, directors, and certain employees, and our certificate of incorporation and bylaws contain similar indemnification obligations. For additional details regarding indemnification clauses within our contractual agreements, see Note 12 “Commitments & Contingencies” to our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of September 30, 2016, we had cash and cash equivalents of $516.1 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $515.5 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At September 30, 2016, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately eighteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of September 30, 2016, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $6.7 million and $3.3 million, respectively.
Foreign Currency Exchange Risk
We maintain business operations in foreign countries, most significantly in Australia, China, Germany, the Netherlands, Poland and the United Kingdom. Additionally, a growing portion of our business is conducted outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar, most notably:

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

In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 30, 2016 and September 25, 2015, the outstanding derivative instruments had maturities of equal to or less than 31 and 38 days, respectively, and the total notional amounts of outstanding contracts were $18.3 million and $22.3 million, respectively. The fair values of these contracts were nominal as of September 30, 2016 and September 25, 2015, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of September 30, 2016. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $0.6 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $0.6 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Dolby Laboratories, Inc.
We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries as of September 30, 2016 and September 25, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2016. We also have audited Dolby Laboratories, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dolby Laboratories, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolby Laboratories, Inc. and subsidiaries as of September 30, 2016 and September 25, 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.
Also in our opinion, Dolby Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
San Francisco, California
November 18, 2016

DOLBY LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2016	September 25, 2015
ASSETS
Current assets:
Cash and cash equivalents	$516,112	$531,926
Restricted cash	3,645	2,936
Short-term investments	121,629	138,901
Accounts receivable, net of allowance for doubtful accounts of $2,370 and $1,542	75,688	101,563
Inventories	16,354	13,872
Prepaid expenses and other current assets	26,302	32,031
Total current assets	759,730	821,229
Long-term investments	393,904	321,015
Property, plant and equipment, net	443,656	403,091
Intangible assets, net	215,342	127,507
Goodwill	309,616	307,708
Deferred taxes	166,790	143,279
Other non-current assets	21,068	9,464
Total assets	$2,310,106	$2,133,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,544	$20,710
Accrued liabilities	169,055	169,307
Income taxes payable	2,304	754
Deferred revenue	24,180	18,910
Total current liabilities	213,083	209,681
Long-term deferred revenue	35,366	30,581
Other non-current liabilities	82,922	77,024
Total liabilities	331,371	317,286

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 57,018,362 shares issued and outstanding at September 30, 2016 and 50,291,426 at September 25, 2015	57	51
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 44,403,847 shares issued and outstanding at September 30, 2016 and 50,743,311 at September 25, 2015	44	51
Additional paid-in capital	42,032	17,571
Retained earnings	1,938,320	1,800,857
Accumulated other comprehensive (loss)	(10,197)	(11,462)
Total stockholders’ equity – Dolby Laboratories, Inc.	1,970,256	1,807,068
Controlling interest	8,479	8,939
Total stockholders’ equity	1,978,735	1,816,007
Total liabilities and stockholders’ equity	$2,310,106	$2,133,293

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Revenue:
Licensing	$917,032	$868,111	$878,844
Products	90,543	83,904	59,219
Services	18,163	18,623	22,113
Total revenue	1,025,738	970,638	960,176

Cost of revenue:
Cost of licensing	28,333	10,879	10,814
Cost of products	64,853	70,490	45,132
Cost of services	15,796	13,447	14,230
Total cost of revenue	108,982	94,816	70,176

Gross margin	916,756	875,822	890,000

Operating expenses:
Research and development	219,607	201,324	183,128
Sales and marketing	295,267	279,174	252,647
General and administrative	168,854	182,176	178,104
Restructuring charges/(credits)	1,233	(80)	2,403
Total operating expenses	684,961	662,594	616,282

Operating income	231,795	213,228	273,718

Other income/expense:
Interest income	5,684	4,544	3,344
Interest expense	(125)	(183)	183
Other income/(expense), net	(1,450)	28,193	(1,146)
Total other income	4,109	32,554	2,381

Income before income taxes	235,904	245,782	276,099
Provision for income taxes	(49,502)	(62,542)	(67,379)
Net income including controlling interest	186,402	183,240	208,720
Less: net (income) attributable to controlling interest	(542)	(1,850)	(2,617)
Net income attributable to Dolby Laboratories, Inc.	$185,860	$181,390	$206,103

Net income per share:
Basic	$1.85	$1.77	$2.02
Diluted	$1.81	$1.75	$1.99
Weighted-average shares outstanding:
Basic	100,717	102,354	102,151
Diluted	102,424	103,862	103,632

Related party rent expense:
Included in operating expenses	$3,097	$3,136	$2,125
Included in net income attributable to controlling interest	$706	$4,091	$4,827

Cash dividend declared per common share	$0.50	$0.42	$—
Cash dividend paid per common share	$0.48	$0.40	$—

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Net income including controlling interest	186,402	183,240	208,720
Other comprehensive income:
Foreign currency translation adjustments, net of tax	85	(14,858)	(5,004)
Unrealized gains/(losses) on available-for-sale securities, net of tax	392	(155)	302
Comprehensive income	186,879	168,227	204,018
Less: comprehensive (income)/loss attributable to controlling interest	246	(1,326)	(2,715)
Comprehensive income attributable to Dolby Laboratories, Inc.	187,125	166,901	201,303

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Dolby Laboratories, Inc.
	Class A		Class B		APIC	Retained Earnings	AOCI	Total Stockholders’ Equity	Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at September 27, 2013	46,863	$47	54,876	$55	$18,812	$1,454,382	$7,814	$1,481,110	$18,916	$1,500,026
Net income	—	—	—	—	—	206,103	—	206,103	2,617	208,720
Currency translation adjustments, net of tax of $(46)	—	—	—	—	—	—	(5,102)	(5,102)	98	(5,004)
Unrealized gains on investments, net of tax of $(131)	—	—	—	—	—	—	302	302	—	302
Stock-based compensation expense	—	—	—	—	65,680	—	—	65,680	—	65,680
Repurchase of common stock	(1,390)	(1)	—	—	(56,027)	—	—	(56,028)	—	(56,028)
Tax (deficiency) from employee stock plans	—	—	—	—	(1,770)	—	—	(1,770)	—	(1,770)
Common stock issued under employee stock plans	2,143	2	—	—	32,992	—	—	32,994	—	32,994
Tax withholdings on vesting of restricted stock	(337)	—	—	—	(13,651)	—	—	(13,651)	—	(13,651)
Common stock transfers - Class B to Class A	3,380	3	(3,380)	(3)	—	—	—	—	—	—
Balance at September 26, 2014	50,659	51	51,610	52	46,415	1,660,485	3,014	1,710,017	21,631	1,731,648
Net income	—	—	—	—	—	181,390	—	181,390	1,850	183,240
Currency translation adjustments, net of tax of $864	—	—	—	—	—	—	(14,321)	(14,321)	(537)	(14,858)
Unrealized losses on investments, net of tax of $(87)	—	—	—	—	—	—	(155)	(155)	—	(155)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(5,615)	(5,615)
Stock-based compensation expense	—	—	—	—	67,069	—	—	67,069	—	67,069
Repurchase of common stock	(2,939)	(3)	—	—	(107,346)	—	—	(107,349)	—	(107,349)
Cash dividends declared and paid on common stock	—	—	—	—	—	(41,018)	—	(41,018)	—	(41,018)
Tax (deficiency) from employee stock plans	—	—	—	—	(1,484)	—	—	(1,484)	—	(1,484)
Common stock issued under employee stock plans	2,087	2	—	—	28,618	—	—	28,620	—	28,620
Tax withholdings on vesting of restricted stock	(382)	—	—	—	(15,708)	—	—	(15,708)	—	(15,708)
Common stock transfers - Class B to Class A	867	1	(867)	(1)	—	—	—	—	—	—
Exercise of class B stock options	—	—	—	—	7	—	—	7	—	7
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	(8,390)	(8,390)
Balance at September 25, 2015	50,292	51	50,743	51	17,571	1,800,857	(11,462)	1,807,068	8,939	1,816,007
Net income	—	—	—	—	—	185,860	—	185,860	542	186,402
Currency translation adjustments, net of tax of $586	—	—	—	—	—	—	873	873	(788)	85
Unrealized gains on investments, net of tax of $49	—	—	—	—	—	—	392	392	—	392
Distributions to controlling interest	—	—	—	—	—	—	—	—	(214)	(214)
Stock-based compensation expense	—	—	—	—	66,985	—	—	66,985	—	66,985
Repurchase of common stock	(2,616)	(3)	—	—	(100,851)	—	—	(100,854)	—	(100,854)
Cash dividends declared and paid on common stock	—	—	—	—	—	(48,397)	—	(48,397)	—	(48,397)
Tax benefit from employee stock plans	—	—	—	—	850	—	—	850	—	850
Common stock issued under employee stock plans	3,382	3	—	—	71,108	—	—	71,111	—	71,111
Tax withholdings on vesting of restricted stock	(379)	(1)	—	—	(13,631)	—	—	(13,632)	—	(13,632)
Common stock transfers - Class B to Class A	6,339	7	(6,339)	(7)	—	—	—	—	—	—
Balance at September 30, 2016	57,018	$57	44,404	$44	$42,032	$1,938,320	$(10,197)	$1,970,256	$8,479	$1,978,735

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Operating activities:
Net income including controlling interest	$186,402	$183,240	$208,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,152	69,133	53,278
Stock-based compensation	66,985	67,069	65,680
Amortization of premium on investments	3,824	9,162	9,398
Excess tax benefit from exercise of stock options	(3,225)	(2,544)	(2,434)
Provision for doubtful accounts	1,017	33	1,119
Deferred income taxes	(22,798)	(14,484)	(6,696)
Gain on sale of ownership interest in subsidiary (pre-tax)	—	(26,221)
Other non-cash items affecting net income	1,779	5,125	1,821
Changes in operating assets and liabilities:
Accounts receivable	24,886	(7,008)	10,165
Inventories	(2,949)	5,835	3,818
Prepaid expenses and other assets	(15,217)	(3,595)	(354)
Accounts payable and other liabilities	2,834	(7,384)	24,124
Income taxes, net	17,265	21,767	951
Deferred revenue	10,288	8,981	(8,734)
Other non-current liabilities	596	268	691
Net cash provided by operating activities	356,839	309,377	361,547

Investing activities:
Purchase of investments	(426,118)	(392,936)	(389,282)
Proceeds from sales of investment securities	262,125	305,225	159,559
Proceeds from maturities of investment securities	103,987	146,152	137,059
Purchases of PP&E	(100,762)	(157,526)	(75,363)
Payments for business acquisitions, net of cash acquired	—	(93,516)	—
Purchase of intangible assets	(121,020)	(37,416)	(37,950)
Proceeds from sale of ownership interest in subsidiary (net)	—	27,216	—
Change in restricted cash	(709)	(794)	1,033
Net cash used in investing activities	(282,497)	(203,595)	(204,944)

Financing activities:
Proceeds from issuance of common stock	71,111	28,627	33,373
Repurchase of common stock	(100,854)	(107,349)	(56,028)
Payment of cash dividend	(48,397)	(41,018)	—
Distribution to controlling interest	(214)	(5,615)	—
Excess tax benefit from exercise of stock options	3,225	2,544	2,434
Shares repurchased for tax withholdings on vesting of restricted stock	(13,632)	(15,708)	(13,651)
Payment of deferred consideration for prior business combination	—	—	(6,708)
Net cash used in financing activities	(88,761)	(138,519)	(40,580)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,395)	(3,809)	(1,948)
Net increase/(decrease) in cash and cash equivalents	(15,814)	(36,546)	114,075
Cash and cash equivalents at beginning of period	531,926	568,472	454,397
Cash and cash equivalents at end of period	$516,112	$531,926	$568,472

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$55,085	$51,881	$72,177

Non-cash investing and financing activities:
Change in property, plant and equipment purchased and unpaid at period-end	$(7,233)	$15,725	$6,982
Purchase consideration payable for acquisition	$—	$95	$—

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
Use of Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Actual results could differ from our estimates. Significant items subject to such estimates and assumptions include:

•	Estimated selling prices for elements sold in ME revenue arrangements

•	Valuation allowances for accounts receivable

•	Carrying values of inventories and certain PP&E, goodwill and intangible assets

•	Fair values of investments

•	Accrued liabilities, including liabilities for unrecognized tax benefits

•	Deferred income tax assets and liabilities

•	Stock-based compensation
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include the 53 week period ended September 30, 2016 (fiscal 2016) and the 52 week periods ended September 25, 2015 (fiscal 2015) and September 26, 2014 (fiscal 2014).
Reclassifications
We have reclassified certain prior period amounts within our consolidated financial statements and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, operating cash flows or net income.

2. Summary of Significant Accounting Policies
Concentration of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments, and accounts receivable. Our investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. All our securities are held in custody by a recognized financial institution. Our policy limits the amount of credit exposure to a maximum of 5% to any one issuer, except for the U.S. Treasury, and we believe no significant concentration risk exists with respect to these investments. Our products are sold to businesses primarily in the Americas and Europe, and the majority of our licensing revenue is generated from customers outside of the U.S. We manage this risk by evaluating in advance the financial condition and creditworthiness of our products and services customers and performing regular evaluations of the creditworthiness of our licensing customers. In fiscal 2016, we did not have any individual customers whose revenue exceeded 10% of our total revenue. In fiscal 2015 and 2014, revenue from one customer, Samsung, accounted for approximately 12% and 11% of our total revenue, respectively, and consisted primarily of licensing revenue from our mobile and broadcast markets.
Cash and Cash Equivalents
We consider all short-term highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents primarily consist of funds held in general checking accounts, money market accounts, commercial paper, and U.S. agency notes.

Restricted Cash
Restricted cash on our consolidated balance sheets consist of cash contributed by Dolby and third-party licensors to Via Licensing Corporation, our wholly-owned subsidiary, that may only be used in defending patent pools administered by Via.
Investments
All of our investments are classified as available-for-sale securities, with the exception of our mutual fund investments held in our supplemental retirement plan, which are classified as trading securities. Investments that have an original maturity of 91 days or more at the date of purchase and a current maturity of less than one year are classified as short-term investments, while investments with a current maturity of more than one year are classified as long-term investments. Our investments are recorded at fair value in our consolidated balance sheets. Unrealized gains and losses on our AFS securities are reported as a component of AOCI, while realized gains and losses, other-than-temporary impairments, and credit losses are reported as a component of net income. Upon sale, gains and losses are reclassified from AOCI into earnings, and are determined based on specific identification of securities sold.
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
Inventories
Inventories are stated at the lower of cost or market (net realizable value). We evaluate our ending inventories for estimated excess quantities and obsolescence. Our evaluation includes the analysis of future sales demand by product within specific time horizons. Inventories in excess of projected future demand are written down to their net realizable value. In addition, we assess the impact of changing technology on our inventory balances and write-off inventories that are considered obsolete. Write-downs and write-offs of inventory are recorded as a cost of products in our consolidated statements of operations. We classify inventory that we do not expect to sell within twelve months as other non-current assets in our consolidated balance sheets.
Property, Plant and Equipment
PP&E is stated at cost less accumulated depreciation. Depreciation expense is recognized on a straight-line basis according to estimated useful lives assigned to each of our different categories of PP&E as summarized within the following table:

PP&E Category	Useful Life (Depreciable Base)
Computer equipment and software	3 to 5 years
Machinery and equipment	3 to 8 years
Furniture and fixtures	5 to 8 years
Leasehold improvements	Lesser of useful life or related lease term
Equipment provided under operating leases	15 years
Buildings and building improvements	20 to 40 years
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
If the two-step goodwill test is performed, we evaluate and test our goodwill for impairment at a reporting-unit level using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the calculated fair value of the goodwill. A reporting unit is an operating segment or one level below. Our operating segment is aligned with the management principles of our business.
We completed our annual goodwill impairment assessment for fiscal 2016 in the fiscal quarter ended July 1, 2016. We determined, after performing a qualitative review for each of our separate reporting units, that it is more likely than not that the fair value of each of our reporting units that have goodwill substantially exceeds their respective carrying amounts. Accordingly, there was no indication of impairment, and the two-step goodwill impairment test was not required. We did not incur any goodwill impairment losses in any of the periods presented.
Intangible assets are stated at their original cost less accumulated amortization, and those with definite lives are amortized over their estimated useful lives. Our intangible assets principally consist of acquired technology, patents, trademarks, customer relationships and contracts, the majority of which are amortized on a straight-line basis over their useful lives using a range from three to eighteen years.
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
Revenue Recognition
We enter into revenue arrangements with our customers to license technologies, trademarks and other aspects of our technological expertise and to sell products and services. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been completed, our price to the buyer is fixed or determinable, and collectability is probable.
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

Software Arrangements.  Revenue recognition for transactions that involve software, such as fees we earn from certain system licensees, may include multiple elements. For some of our ME arrangements that involve software, customers receive certain elements over a period of time or after delivery of the initial software. These elements may include support and maintenance. The fair values of these elements are recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the software. If we do not have VSOE of fair value for any undelivered element included in these ME arrangements for software, we defer revenue until all elements are delivered or services have been performed, or until we have VSOE of fair value for all remaining undelivered elements. If the undelivered element is support and we do not have fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period.
In certain cases, our arrangements require the licensee to pay a fixed fee for the right to distribute units in the future. These fees are generally recognized upon contract execution, unless the arrangement includes contingency terms wherein we assess the totality of the existing facts and circumstances and conclude upon an accounting treatment thereon, or is considered a ME arrangement.
Licensing.  Our licensing revenue is primarily derived from royalties paid to us by licensees of our IP rights, including patents, trademarks, and trade secrets. Royalties are recognized when all revenue recognition criteria have been met. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s royalty report and payment. Generally, royalties are deemed fixed or determinable upon receipt of a licensee’s royalty report in accordance with the terms of the underlying executed agreement. We determine collectibility based on an evaluation of the licensee’s recent payment history, the existence of a standby letter-of-credit between the licensee’s financial institution and our financial institution, and other factors. If we cannot determine that collectibility is probable, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met. Corrective royalty statements generally comprise less than 1% of our net licensing revenue and are recognized when received, or earlier if a reliable estimate can be made of an anticipated reduction in revenue from a prior royalty statement. An estimate of anticipated reduction in revenue based on historical negative correction royalty statements is also recorded. Deferred revenue represents amounts that we have already collected that are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. Licensing revenue also includes fees we earn for administering joint patent licensing programs (“patent pools”) containing patents owned by us and/or other companies. Royalties related to patent pools are recorded net of royalties payable to third party patent pool members and are recognized when all revenue recognition criteria have been met.
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
In general, we classify legal costs associated with activities aimed at identifying potential unauthorized uses of our technologies, auditing existing licensees, and on occasion, pursuing litigation as S&M in our consolidated statements of operations.
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

Services.  Services revenue is recognized as the related services are performed and when all other revenue recognition criteria have been met.
Collaborative Arrangements.  In partnership with established cinema exhibitors, we launched Dolby Cinema, a branded premium cinema offering for movie audiences. Under such collaborations, Dolby and the exhibitor are both active participants, and share the significant risks and rewards associated with the business. Accordingly, these collaborations are governed by revenue sharing arrangements under which Dolby receives a portion of the theatrical box-office revenues in exchange for the use of our imaging and sound technologies, the use of our equipment at the exhibitor’s venue, as well as the use of our proprietary designs and corporate branding. Dolby's share of revenue, which is contingent upon ticket sales, is recognized when all revenue recognition criteria are met, which is generally upon receipt of quarterly box office reports from exhibitors, and on determining that collectability is probable. We recognize our share of ticket sales as licensing revenue in our consolidated statements of operations.
Cost of Revenue
Cost of licensing.  Cost of licensing primarily consists of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Cost of licensing also includes royalty obligations to third parties for licensing IP rights as part of arrangements with our customers as well as depreciation of our Dolby Cinema equipment provided under operating leases in collaborative arrangements.
Cost of products.  Cost of products primarily consists of the cost of materials related to products sold, applied labor, and manufacturing overhead. Our cost of products also includes third party royalty obligations paid to license IP that we include in our products.
Cost of services.  Cost of services primarily consists of the personnel and personnel-related costs of employees performing our professional services, and those of outside consultants, and reimbursable expenses incurred on behalf of customers.
Stock-Based Compensation
We measure expenses associated with all employee stock-based compensation awards using a fair-value method and record such expense in our consolidated financial statements on a straight-line basis over the requisite service period.
Advertising and Promotional Costs
Advertising and promotional costs are charged to S&M expense as incurred. Our advertising and promotional costs were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Advertising and promotional costs	$44,221	$46,202	$37,895
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

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Foreign currency transaction gains/(losses)	$(474)	$(142)	$498

Foreign Currency Exchange Risk.  In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income/(expense), net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 30, 2016 and September 25, 2015, the outstanding derivative instruments had maturities of equal to or less than 31 and 38 days, respectively, and the total notional amounts of outstanding contracts were $18.3 million and $22.3 million, respectively. The fair values of these contracts were nominal as of September 30, 2016 and September 25, 2015, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets.
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
Adopted Standards
Balance Sheet Classification - Deferred Taxes.  During the first quarter of fiscal 2016, we elected to early-adopt ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The new standard requires classification of all deferred tax assets and liabilities as non-current, which represented a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current, and the remainder were classified as non-current. We elected a transition method to apply the changes from the new standard on a retrospective basis, and upon adoption, reclassified $97.1 million of deferred tax assets from current assets to non-current assets on our consolidated balance sheet as of September 25, 2015.
With the exception of the impact from the adoption of ASU 2015-17 discussed above, there have not been any changes to our significant accounting policies from those that were described in our Form 10-K for the prior fiscal year ended September 25, 2015.
Standards Not Yet Effective
Consolidation.  In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP. Among others, the ASU significantly amends how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion. The amendments are effective for us on October 1, 2016 when we will adopt them. We do not anticipate any changes to the entities currently consolidated by the Company and accordingly, do not anticipate that the adoption will have any impact on our consolidated financial statements.
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
Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new standard will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective, and may also impact the accounting for certain direct costs associated with revenues and contract acquisition costs such as sales commissions. The new standard permits the use of either the retrospective or cumulative effect transition method.
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
We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures, and have yet to select a transition method or determine the effect of the standard on our ongoing financial reporting. Although permitted, we do not intend to early-adopt the new standard, but we will adopt it beginning September 29, 2018.
Leases.  In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for leases. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee's recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. The ASU is effective for us beginning September 28, 2019, and must be applied using a modified retrospective approach. Early adoption is permitted, including adoption in an interim period. Upon adoption, we will recognize a lease liability and right-of-use asset for each of our long-term lease arrangements, and we are currently evaluating the timing and impact of the standard on our consolidated financial statements.
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

Cash Flow Classification.  In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance addresses eight specific cash flow issues, with the objective of reducing an existing diversity in practices regarding the manner in which certain cash receipts and payments are presented and classified in the statement of cash flows. The ASU is effective for us beginning September 29, 2018. Early adoption is permitted, including adoption in an interim period, and we are currently evaluating the timing and impact of the standard on our consolidated financial statements.
Income Taxes: Intra-Entity Asset Transfers.  In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for us beginning September 29, 2018. Early adoption is permitted, including adoption in an interim period, and we are currently evaluating the timing and impact of the standard on our consolidated financial statements.

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of September 30, 2016 and September 25, 2015 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

Accounts Receivable, Net	September 30, 2016	September 25, 2015
Trade accounts receivable	$66,229	$94,559
Accounts receivable from patent administration program customers	11,829	8,546
Accounts receivable, gross	78,058	103,105
Less: allowance for doubtful accounts	(2,370)	(1,542)
Total	$75,688	$101,563

Allowance for Doubtful Accounts	Beginning Balance	Charged to Operations	Deductions	Ending Balance
For fiscal year ended:
September 26, 2014	$514	$1,119	$(18)	$1,615
September 25, 2015	1,615	33	(106)	1,542
September 30, 2016	1,542	1,017	(189)	2,370
Inventories

Inventories	September 30, 2016	September 25, 2015
Raw materials	$3,526	$3,246
Work in process	4,020	3,279
Finished goods	8,808	7,347
Total	$16,354	$13,872
Inventories are stated at the lower of cost or market (net realizable value). Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $1.6 million and $1.4 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of September 30, 2016 and September 25, 2015, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.

Prepaid Expenses And Other Current Assets

Prepaid Expenses And Other Current Assets	September 30, 2016	September 25, 2015
Prepaid expenses	$13,440	$13,680
Other current assets	11,578	7,525
Income tax receivable	1,284	10,826
Total	$26,302	$32,031
Accrued Liabilities

Accrued Liabilities	September 30, 2016	September 25, 2015
Accrued royalties	$1,939	$1,951
Amounts payable to patent administration program partners	34,472	40,466
Accrued compensation and benefits	71,261	70,317
Accrued professional fees	6,528	6,523
Other accrued liabilities	54,855	50,050
Total	$169,055	$169,307
Other accrued liabilities include the accrual for unpaid PP&E additions of $17.1 million and $20.5 million as of September 30, 2016 and September 25, 2015, respectively.
Other Non-Current Liabilities

Other Non-Current Liabilities	September 30, 2016	September 25, 2015
Supplemental retirement plan obligations	$2,540	$2,400
Non-current tax liabilities	68,254	62,843
Other liabilities	12,128	11,781
Total	$82,922	$77,024
Refer to Note 10 “Income Taxes” for additional information related to tax liabilities.

4. Investments & Fair Value Measurements
We use cash holdings to purchase investment grade securities diversified among security types, industries and issuers. All investments are measured at fair value, and are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets. With the exception of our mutual fund investments held in our SERP which are classified as trading securities, all of our investments are classified as AFS securities.
Our investments primarily consist of municipal debt securities, corporate bonds, U.S. agency securities and commercial paper. In addition, our cash and cash equivalents also consist of highly-liquid money market funds. Consistent with our investment policy, none of our municipal debt investments are supported by letters of credit or standby purchase agreements. Our cash and investment portfolio consisted of the following (in thousands):

	September 30, 2016
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$501,863			$501,863
Cash equivalents:
Commercial paper	1,099	—	—	1,099		1,099
Corporate bonds	2,240	—	—	2,240		2,240
Money market funds	10,910	—	—	10,910	10,910
Cash and cash equivalents	516,112	—	—	516,112	10,910	3,339	—

Short-term investments:
Certificate of deposit (1)	13,912	6	—	13,918		13,918
Commercial paper	19,629	1	(10)	19,620		19,620
Corporate bonds	63,762	24	(14)	63,772		63,772
Municipal debt securities	24,334	—	(15)	24,319		24,319
Short-term investments	121,637	31	(39)	121,629	—	121,629	—

Long-term investments:
Certificate of deposit (1)	4,500	10	—	4,510		4,510
U.S. agency securities	27,536	24	(26)	27,534	27,534
Government bonds	31,971	77	(12)	32,036	32,036
Corporate bonds	295,921	715	(266)	296,370		296,370
Municipal debt securities	30,090	28	(32)	30,086		30,086
Other long-term investments (2)	3,002	366	—	3,368	366
Long-term investments	393,020	1,220	(336)	393,904	59,936	330,966	—

Total cash, cash equivalents, and investments	$1,030,769	$1,251	$(375)	$1,031,645	$70,846	$455,934	$—

Investments held in supplemental retirement plan:
Assets	2,638			2,638	2,638
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	2,638			2,638	2,638
Included in accrued liabilities & other non-current liabilities

(1)	Certificates of deposit include marketable securities and those with a maturity in excess of one year as of September 30, 2016 are classified within long-term investments.

(2)
Other long-term investments as of September 30, 2016 include a marketable equity security of $0.4 million, and other investments that are not carried at fair value including an equity method investment of $0.5 million and two cost method investments of $2.0 million and $0.5 million.

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

The following table describes the valuation techniques and inputs applicable to each class of security held within our investment portfolio as of September 30, 2016:

Asset Type	Primary Source	Update Frequency	Fair Value Methodology	Secondary Source

Level 1
Money Market Funds	Not Applicable	Daily	$1 per share	Not Applicable
U.S. Agency Securities	FT Interactive Data	Daily	Institutional Bond Quotes - evaluations based on various market and industry inputs	Standard & Poor's Bloomberg
U.S. Government Bonds	FT Interactive Data	Daily	Institutional Bond Quotes - evaluations based on various market and industry inputs	Standard & Poor's Bloomberg

Level 2
Certificates Of Deposit	FT Interactive Data	Monthly	Market Prices	Standard & Poor's Bloomberg
Commercial Paper	U.S. Bank Pricing Unit	Daily	Matrix Pricing	Not Applicable
Corporate Bonds	FT Interactive Data	Daily	Institutional Bond Quotes - evaluations based on various market and industry inputs	Standard & Poor's Bloomberg
Municipal Debt Securities	Standard & Poor's	Daily	Evaluations based on various market and industry inputs	FT Interactive Data Bloomberg
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position as of September 30, 2016 and September 25, 2015 (in thousands):

	September 30, 2016				September 25, 2015
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
U.S. agency securities	$22,988	$(38)	$—	$—	$19,005	$(17)
Commercial paper	11,479	(10)	—	—	—	—
Corporate bonds	153,491	(280)	1,000	—	148,034	(403)
Municipal debt securities	35,625	(42)	4,615	(5)	35,476	(60)
Total	$223,583	$(370)	$5,615	$(5)	$202,515	$(480)
(1) As of September 25, 2015, no AFS securities were in an unrealized loss position for 12 months or greater.
Although we had certain securities that were in an unrealized loss position as of September 30, 2016, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at either September 30, 2016 or September 25, 2015 to represent an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of September 30, 2016 and September 25, 2015, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	September 30, 2016		September 25, 2015
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$135,886	$135,884	$158,957	$159,090
Due in 1 to 2 years	225,679	225,953	173,571	173,577
Due in 2 to 3 years	164,339	164,583	143,879	143,752
Total	$525,904	$526,420	$476,407	$476,419

5. Property, Plant & Equipment
PP&E are recorded at cost, with depreciation expense included in cost of products, cost of services, R&D, S&M and G&A expenses in our consolidated statements of operations. Depreciation expense was $52.0 million, $48.2 million and $38.1 million in fiscal 2016, 2015 and 2014, respectively.

As of September 30, 2016 and September 25, 2015, PP&E consisted of the following (in thousands):

Property, Plant And Equipment	September 30, 2016	September 25, 2015
Land	$43,325	$43,537
Buildings and building improvements	251,700	248,390
Leasehold improvements	60,480	61,455
Machinery and equipment	88,943	70,143
Computer equipment and software	154,291	136,666
Furniture and fixtures	26,900	25,489
Equipment provided under operating leases	35,968	7,638
Construction-in-progress	32,576	11,448
Property, plant and equipment, gross	694,183	604,766
Less: accumulated depreciation	(250,527)	(201,675)
Property, plant and equipment, net	$443,656	$403,091
Purchase Of 1275 Market Commercial Office Building In San Francisco, CA. In the fourth quarter of fiscal 2015, we completed the occupation of our new worldwide headquarters in San Francisco, California following the purchase of commercial office property for $109.8 million in fiscal 2012. As of September 30, 2016, construction-in-progress relates to costs for ongoing construction on ancillary facilities.

6. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 26, 2014	$277,574
Acquired goodwill (1)	37,094
Translation adjustments	(6,960)
Balance at September 25, 2015	$307,708
Translation adjustments	1,908
Balance at September 30, 2016	$309,616

(1)	Total initial acquired goodwill recorded during fiscal 2015 consists of $36.4 million from the acquisition of Doremi and $0.7 million from an immaterial acquisition.
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization. Intangible assets subject to amortization consisted of the following (in thousands):

	September 30, 2016			September 25, 2015
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$293,824	$(101,711)	$192,113	$172,787	$(74,398)	$98,389
Customer relationships	56,821	(34,113)	22,708	56,933	(28,275)	28,658
Other intangibles	22,716	(22,195)	521	22,564	(22,104)	460
Total	$373,361	$(158,019)	$215,342	$252,284	$(124,777)	$127,507
During fiscal 2016 and 2015, we purchased various patents and developed technology for cash consideration of $121.0 million and $37.4 million, and upon acquisition, these intangible assets had a weighted-average useful life of 10.1 years and 18.0 years, respectively. These acquisitions facilitate our R&D efforts, technologies and potential product offerings. Included within the total patent purchases made during fiscal 2016 was the acquisition of a large individual patent portfolio that fits within our existing patent licensing programs in exchange for consideration of $105.0 million. These assets are categorized within the "Acquired patents and technology" intangible asset class, and are being amortized over their weighted-average useful life of 9.0 years.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D and S&M expenses in our consolidated statements of operations. Amortization expense was $33.2 million, $21.0 million and $15.1 million in fiscal 2016, 2015 and 2014, respectively. As of September 30, 2016, expected amortization expense of our intangible assets in future periods was as follows (in thousands):

Fiscal Year	Amortization Expense
2017	$30,725
2018	25,300
2019	24,717
2020	24,253
2021	24,226
Thereafter	86,121
Total	$215,342

7. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At September 30, 2016, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At September 30, 2016, we had 57,018,362 shares of Class A common stock and 44,403,847 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
2005 Stock Incentive Plan
Following shareholder approval in January 2005, our 2005 Stock Plan was adopted by our Board of Directors adopted on February 16, 2005, the day prior to the completion of our IPO. Our 2005 Stock Plan, as amended and restated, provides for the ability to grant ISOs, NQs, restricted stock, RSUs, SARs, deferred stock units, performance units, performance bonus awards and performance shares. A total of 38.0 million shares of our Class A common stock is authorized for issuance under the 2005 Stock Plan. For awards granted prior to February 2011, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as two shares for every one share returned. For those awards granted from February 2011 onward, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as 1.6 shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as 1.6 for every one share returned.
Stock Options.    Stock options are generally granted at fair market value on the date of grant. Options granted to employees and officers prior to June 2008 generally vest over four years, with equal annual cliff-vesting and expire on the earlier of ten years after the date of grant or three months after termination of service. Options granted to employees and officers from June 2008 onward generally vest over four years, with 25% of the shares subject to the option becoming exercisable on the one-year anniversary of the date of grant and the balance of the shares vesting in equal monthly installments over the following 36 months. These options expire on the earlier of ten years after the date of grant or three months after termination of service. All options granted vest over the requisite service period and upon the exercise of stock options, we issue new shares of Class A common stock under the 2005 Stock Plan. Our 2005 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria.
Performance-Based Stock Options.    On December 15, 2015, we granted PSOs exercisable for an aggregate of up to 419,623 shares of our Class A common stock to our senior executives, 397,748 of which were outstanding as of September 30, 2016. The contractual term for the PSOs is seven years, with vesting contingent upon market-based performance conditions, representing the achievement of specified Dolby annualized TSR targets at the end of a three-year measurement period ending December 15, 2018. If the minimum conditions are met, the PSOs earned will cliff vest on the third anniversary of the grant date, upon certification of achievement of the performance conditions by our Compensation Committee. Anywhere from 0% to 125% of the shares subject to a PSO may vest based on achievement of the performance conditions at the end of the three-year performance period.
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
The following table summarizes information about stock options issued under our 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 25, 2015	8,835	$35.85
Grants	2,220	33.42
Exercises	(1,930)	31.81
Forfeitures and cancellations	(435)	37.33
Options outstanding at September 30, 2016	8,690	35.98	7.1	$159,230

Options vested and expected to vest at September 30, 2016	8,172	35.97	7.0	149,856

Options exercisable at September 30, 2016	4,638	$35.08	6.0	88,040

(1)	Aggregate intrinsic value is based on the closing price of our Class A common stock on September 30, 2016 of $54.29 and excludes the impact of options that were not in-the-money.
The following table summarizes information about stock options outstanding and exercisable at September 30, 2016:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$24.60 - $28.90	1,153	4.4	$28.22	1,153	$28.22
$28.91 - $33.40	3,129	7.7	32.25	963	30.48
$33.41 - $37.33	168	5.7	35.20	112	34.83
$37.34 - $42.95	2,163	7.1	38.42	1,467	38.43
$42.96 - $47.45	1,998	7.8	43.09	881	43.15
$47.46 - $58.07	59	4.7	49.26	42	49.00
$58.08 - $62.29	20	4.2	59.69	20	59.69
	8,690			4,638
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria, although no such awards had been granted as of September 30, 2016. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our Class A common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.

The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 25, 2015	2,830	$40.73
Granted	1,407	35.04
Vested	(1,122)	35.82
Forfeitures	(243)	37.16
Non-vested at September 30, 2016	2,872	$40.16
The fair value as of the respective vesting dates of RSUs were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Restricted stock units - vest date fair value	$40,283	$45,175	$40,810
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Expected term (in years)	5.24	4.64	4.58
Risk-free interest rate	1.7%	1.5%	1.4%
Expected stock price volatility	29.8%	29.6%	32.0%
Dividend yield	1.4%	0.9%	—%
The following table summarizes the weighted-average fair value (per share) of stock options granted and the total intrinsic value of stock options exercised (in thousands):

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Stock options granted - weighted-average grant date fair value	$8.49	$10.54	$11.11
Stock options exercised - intrinsic value	27,485	8,546	15,300
Stock-Based Compensation Expense
Stock-based compensation expense for equity awards granted to employees is determined by estimating their fair value on the date of grant, and recognizing that value as an expense on a straight-line basis over the requisite service period in which our employees earn the awards. Compensation expense related to these equity awards is recognized net of estimated forfeitures, which reduce the expense recorded in the consolidated statements of operations. Our methodology under which estimated forfeiture rates are derived is based on an evaluation of trends in our historical forfeiture data with consideration for other potential driving factors. If in subsequent periods actual forfeitures significantly differ from our estimates, we will revise such estimates accordingly. Beginning in fiscal 2015, we revised the method under which we estimate forfeitures. The impact of this change in estimate was not material. The estimated forfeiture rates used for awards granted were 10.49%, 9.98% and 6.13% in fiscal 2016, 2015 and 2014, respectively.
The following tables separately present stock-based compensation expense both by award type and classification within our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Stock options	$21,311	$22,972	$19,680
Restricted stock units	42,201	40,332	42,221
Employee stock purchase plan	3,473	3,765	3,779
Total stock-based compensation	66,985	67,069	65,680
Benefit from income taxes	(19,627)	(19,606)	(19,315)
Total stock-based compensation, net of tax	$47,358	$47,463	$46,365

Expense - By Income Statement Classification

	Fiscal Year Ended
Compensation Expense - By Classification	September 30, 2016	September 25, 2015	September 26, 2014
Cost of products	$859	$949	$812
Cost of services	547	457	402
Research and development	17,771	18,682	18,510
Sales and marketing	27,579	24,283	23,236
General and administrative	20,229	22,698	22,720
Total stock-based compensation	66,985	67,069	65,680
Benefit from income taxes	(19,627)	(19,606)	(19,315)
Total stock-based compensation, net of tax	$47,358	$47,463	$46,365

The tax benefit that we recognize from certain exercises of ISOs and shares issued under our ESPP are excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Tax benefit - stock option exercises & shares issued under ESPP	$550	$328	$538
Unrecognized Compensation Expense.    At September 30, 2016, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $32.3 million, which is expected to be recognized over a weighted-average period of 2.2 years. At September 30, 2016, total unrecorded compensation expense associated with RSUs expected to vest was approximately $70.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 30, 2016 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Total	$1,100,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of September 30, 2016, the remaining authorization to purchase additional shares is approximately $51.9 million.
The following table provides information regarding share repurchase activity under the program in fiscal 2016:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended January 1, 2016	1,140,700	$39,449	$34.57
Q2 - Quarter ended April 1, 2016	975,745	37,407	38.32
Q3 - Quarter ended July 1, 2016	176,854	7,998	45.22
Q4 - Quarter ended September 30, 2016	323,085	16,000	49.51
Total	2,616,384	$100,854

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend Program
In October 2014, our Board of Directors initiated a quarterly cash dividend program for our stockholders. The following table summarizes dividend payments made under the program during fiscal 2016:

Fiscal Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2016
Q1 - Quarter ended January 1, 2016	January 25, 2016	February 8, 2016	February 17, 2016	$0.12	$12.1 million
Q2 - Quarter ended April 1, 2016	April 25, 2016	May 9, 2016	May 18, 2016	$0.12	$12.0 million
Q3 - Quarter ended July 1, 2016	July 25, 2016	August 8, 2016	August 17, 2016	$0.12	$12.1 million
Q4 - Quarter ended September 30, 2016	October 24, 2016	November 7, 2016	November 16, 2016	$0.14	$14.2 million	(1)

(1)	The dividend payment amount is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

8. Accumulated Other Comprehensive Income
OCI consists of two components: unrealized gains or losses on our AFS marketable investment securities and the gain or loss from foreign currency translation adjustments. Until realized and reported as a component of net income, these comprehensive income items accumulate and are included within AOCI, a subsection within stockholders’ equity in our consolidated balance sheets. Unrealized gains and losses on our investment securities are reclassified from AOCI into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in AOCI.
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Year Ended September 30, 2016			Fiscal Year Ended September 25, 2015
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$350	$(11,812)	$(11,462)	$505	$2,509	$3,014
Other comprehensive income before reclassifications:
Unrealized gains/(losses) - investment securities	(220)		(220)	290		290
Foreign currency translation gains/(losses) (1)		287	287		(15,185)	(15,185)
Income tax effect - benefit/(expense)	188	586	774	(87)	864	777
Net of tax	(32)	873	841	203	(14,321)	(14,118)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) - investment securities (1)	563		563	(446)		(446)
Income tax effect - benefit/(expense) (2)	(139)		(139)	88		88
Net of tax	424	—	424	(358)	—	(358)
Net current-period other comprehensive income/(loss)	392	873	1,265	(155)	(14,321)	(14,476)
Ending Balance	$742	$(10,939)	$(10,197)	$350	$(11,812)	$(11,462)

(1)
Realized gains or losses from the sale of our AFS investment securities or from foreign currency translation adjustments are included within other income/expense, net in our consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$185,860	$181,390	$206,103

Denominator:
Weighted-average shares outstanding—basic	100,717	102,354	102,151
Potential common shares from options to purchase common stock	1,013	811	582
Potential common shares from restricted stock units	694	697	899
Weighted-average shares outstanding—diluted	102,424	103,862	103,632

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$1.85	$1.77	$2.02
Diluted	$1.81	$1.75	$1.99

Antidilutive awards excluded from calculation:
Stock options	2,971	4,270	3,987
Restricted stock units	30	127	1,835

10. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Income Tax Provision
The following two tables present the components of our income before provision for income taxes by geographic region and the portion of our provision for income taxes classified as current and deferred (in thousands):

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
United States	$37,223	$17,091	$160,839
Foreign	198,681	228,691	115,260
Total	$235,904	$245,782	$276,099

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Current:
Federal	$19,226	$24,262	$20,533
State	521	130	543
Foreign	52,492	52,461	52,999
Total current	72,239	76,853	74,075

Deferred:
Federal	(19,540)	(9,593)	(2,345)
State	(3,451)	(3,686)	(3,544)
Foreign	254	(1,032)	(807)
Total deferred	(22,737)	(14,311)	(6,696)
Provision for income taxes	$49,502	$62,542	$67,379

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
As a result, we have not recorded a deferred tax liability on undistributed earnings of foreign subsidiaries of approximately $678.1 million, which are permanently reinvested outside the U.S. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to federal and state income taxes, less any applicable foreign tax credits and withholding taxes, estimated at approximately $173.0 million as of September 30, 2016. Accordingly, if a determination is made to repatriate some or all of these foreign earnings, we would need to adjust our income tax provision in the period that the determination is made to accrue for taxes payable on earnings that will no longer be indefinitely invested outside the U.S.
Withholding Taxes
We recognize licensing revenue gross of withholding taxes, which our licensees remit directly to their local tax authorities, and for which we receive a partial foreign tax credit in our income tax provision. The foreign current tax provision includes this withholding tax expense while the appropriate foreign tax credit benefit is included in current federal and foreign tax provision. Withholding taxes were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Withholding taxes	$45,151	$45,372	$47,131
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

A summary of the tax effects of the temporary differences were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2016	September 25, 2015
Deferred income tax assets:
Investments	$972	$977
Inventories	7,855	8,800
Net operating loss	2,818	1,406
Accrued expenses	16,497	16,843
Stock-based compensation	31,397	32,359
Revenue recognition	54,043	52,282
Intangibles	—	401
Depreciation and amortization	26,364	6,443
Research and development credits	12,837	7,977
Foreign tax credits	9,727	11,119
Translation adjustment	1,223	719
Other	9,473	9,092
Total gross deferred income tax assets	173,206	148,418
Less: valuation allowance	—	—
Total deferred income tax assets	173,206	148,418

Deferred income tax liabilities:
Intangibles	(2,014)	—
International earnings	(4,097)	(4,646)
Unrealized gain on investments	(305)	(493)
Deferred income tax assets, net (non-current)	$166,790	$143,279
NOL and Tax Credit Carryforwards
At September 30, 2016, the NOL carried forward for federal and California tax purposes were $3.0 million and $9.7 million, respectively, and will expire in fiscal 2029 if unused. Additionally, we had a total foreign NOL carryforward of $6.8 million as of September 30, 2016, an amount which is not subject to expiration. At September 30, 2016, we also had foreign tax credit and federal R&D tax credit carryforwards of $7.0 million and $4.9 million, respectively, which will expire between fiscal 2025 and fiscal 2035, and California and foreign R&D tax credits of $16.5 million and $1.0 million, respectively, which will be carried forward indefinitely.
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods. The benefit associated with the foreign rate differential shown below is net of the impact of uncertain tax positions affecting the amount of income subject to foreign taxation. A reconciliation of the federal statutory tax rate to our effective tax rate on income from continuing operations was as follows:

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	0.7	0.7	0.6
Stock-based compensation expense rate	1.5	1.7	1.4
Research and development tax credits	(5.2)	(3.0)	(1.6)
Tax exempt interest	(0.1)	(0.2)	(0.2)
U.S. manufacturing tax incentives	(1.1)	(0.3)	(2.0)
Foreign rate differential	(9.5)	(9.1)	(8.9)
Audit settlements	(2.3)	—	—
Other	2.0	0.6	0.1
Effective tax rate	21.0%	25.4%	24.4%
Our effective tax rate decreased from 25.4% in fiscal 2015 to 21.0% in fiscal 2016. The decrease was primarily due to benefits from the settlement of a multi-year state audit and federal R&D tax credits that where retroactively reinstated in fiscal 2015.

Our effective tax rate increased from 24.4% in fiscal 2014 to 25.4% in fiscal 2015. Our effective tax rate in fiscal 2015 reflects an increase from taxes associated with the sale of our ownership interest in a U.S.-based jointly-owned real estate entity whose primary asset was a building. This sale had a higher marginal tax rate than our entity-wide blended average. In addition, our effective tax rate in fiscal 2015 reflects a benefit from a higher proportion of our overall earnings being attributable to lower tax-rate jurisdictions, and was also increased as a result of reduced benefits from U.S. manufacturing tax incentive deductions. The overall increase in the rate was partially offset by a discrete benefit from federal R&D tax credits that were retroactively reinstated for the 2014 calendar year only.
Uncertain Tax Positions
As of September 30, 2016, the total amount of gross unrecognized tax benefits was $75.2 million, of which $62.1 million, if recognized, would reduce our effective tax rate. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets. Over the next twelve months, we estimate that this amount will be reduced by $2.7 million and $1.1 million as a result of the expiration of certain statute of limitations and the expected settlement of ongoing audits, respectively. Aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Beginning Balance	$65,161	$31,351	$32,468
Gross increases - tax positions taken during prior years	4,343	507	333
Gross increases - tax positions taken during current year	26,585	34,293	2,916
Gross decreases - settlements with tax authorities during current year	(20,086)	—	—
Lapse of statute of limitations	(835)	(990)	(4,366)
Ending Balance	$75,168	$65,161	$31,351
Classification of Interest and Penalties
We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision. In fiscal 2016, our current tax provision was increased by interest expense of $0.4 million and reduced by penalties of $0.5 million, while in fiscal 2015, our current tax provision was increased by interest expense of $0.6 million and reduced by penalties of $0.4 million. Accrued interest and penalties are included within the related tax liability line item in our consolidated balance sheets. Our accrued interest and penalties on unrecognized tax benefits as of September 30, 2016 and September 25, 2015 were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2016	September 25, 2015
Accrued interest	$1,936	$2,977
Accrued penalties	53	589
Total	$1,989	$3,566
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. We file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The material income tax jurisdictions are the United States (Federal), California, New York and the Netherlands. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate.
During fiscal 2016, we settled two multi-year examinations of our tax filings by taxing authorities, and as a result, recognized a total net tax benefit of $5.5 million related to the settlement of these audits. During the first quarter of fiscal 2016, we settled the examination of our tax filings by the Internal Revenue Service (“IRS”) for the 2011 and 2012 fiscal years, and during the second quarter of fiscal 2016 settled the examination of our tax filings with the State of California for the 2007 and 2008 fiscal years.
We are currently under audit by the State of California for the 2009 through 2011 fiscal years and by the State of New York for the 2012 through 2013 fiscal years. In other major states and major foreign jurisdictions, the fiscal years subsequent to 2012 and 2009, respectively, remain open and could be subject to examination by the taxing authorities.

Management does not believe that the outcome of any ongoing examination will have a material impact on our consolidated financial statements. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If resolution of any tax issues addressed in our current audits are done in a manner inconsistent with management’s expectations, we could be required to adjust our tax provision for income taxes in the period such resolution occurs.

11. Restructuring
Restructuring charges recorded in our statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Accruals for restructuring charges are included within accrued liabilities in our consolidated balance sheets while restructuring charges are included within restructuring charges in our consolidated statements of operations.
Fiscal 2016 Restructuring Plan.    In January 2016, we implemented a plan to reorganize and consolidate certain activities and positions within our global business infrastructure. As a result, we recorded $1.3 million in restructuring costs during fiscal 2016, representing severance and other related benefits offered to approximately 30 employees that were affected by this action. The table presented below summarizes changes in restructuring accruals under this plan, and reflects the completion of activity during the second quarter of fiscal 2016 (in thousands):

Severance and associated costs
Restructuring charges	$1,294
Cash payments	(1,233)
Non-cash and other adjustments	(61)
Balance at September 30, 2016	$—
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

12. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of September 30, 2016 (in thousands):

	Payments Due By Fiscal Period
	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Naming rights	$7,619	$7,715	$7,811	$7,909	$8,008	$94,972	$134,034
Donation commitments	320	6,300	322	322	122	1,013	8,399
Operating leases	13,261	10,653	8,186	7,521	6,401	24,282	70,304
Purchase obligations	6,936	2,615	1,199	—	—	—	10,750
Total	$28,136	$27,283	$17,518	$15,752	$14,531	$120,267	$223,487

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
Donation Commitments.     During fiscal 2014, we entered into a non-cancelable obligation to donate and install imaging and audio products to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California, and provide maintenance services for fifteen years from its expected opening date in fiscal 2018.
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

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Total rent expense	$13,288	$15,349	$14,278
Purchase Obligations.     Purchase obligations primarily consist of our commitments made under agreements to purchase goods and services for purposes that include IT and telecommunications, marketing and professional services, and manufacturing and other R&D activities.
Indemnification Clauses.     On a limited basis, our contractual agreements will contain a clause under which we have agreed to provide indemnification to the counterparty, most commonly to licensees in connection with licensing arrangements that include our IP. We have also entered into indemnification agreements with our officers, directors, and certain employees, and our certificate of incorporation and bylaws contain similar indemnification obligations. Additionally, and although not a contractual requirement, we have at times elected to defend our licensees from third party IP infringement claims. Since the terms and conditions of our contractual indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. Furthermore, we have not historically made any payments in connection with any such obligation and believe there to be a remote likelihood that any potential exposure in future periods would be of a material amount. As a result, no amounts have been accrued in our consolidated financial statements with respect to the contingent aspect of these indemnities.

13. Business Combinations
Doremi Technologies
On October 31, 2014 ("acquisition date"), we completed our acquisition of all outstanding interests of Doremi Technologies, LLC ("Doremi"), a privately held company, and certain assets related to the business of Doremi from Doremi Labs, Inc. and Highlands Technologies SAS (the “Doremi-related assets”) for cash consideration of $98.4 million and up to an additional $20.0 million in contingent consideration that may be earned over a four-year period following the closing of the acquisition. Upon acquisition, the fair value of the contingent consideration liability was estimated to be $0.7 million, and based on revisions to initial estimates, the fair value of this liability was remeasured to $0.1 million as of September 25, 2015 and to zero as of September 30, 2016.
The following table summarizes the purchase price allocation made to the net tangible and intangible assets acquired (including cash of $8.4 million), and liabilities assumed based on their acquisition date fair values, with the excess amount recorded as goodwill, which is representative of the expected benefits from the integration of Doremi's technologies and assembled workforce (in thousands):

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
Total acquisition-related costs incurred in connection with the transaction were $0.4 million and $5.9 million during fiscal 2015 and 2014, respectively. These costs were included in G&A expenses in our consolidated statements of operations. Pro forma financial information has not been presented for any period since the impact of the Doremi acquisition was not material.

14. Operating Segments & Geographic Information
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
We operate as a single reporting segment. This reflects the fact that our CODM evaluates the Company’s financial information and resources, and assesses the performance of these resources on a consolidated basis. Since the Company operates as one reporting segment, all required financial segment information is included in our consolidated financial statements. Subsequent to September 30, 2016, we reorganized certain aspects of our internal business infrastructure primarily to integrate and align sales support more directly with our business units. During the first quarter of fiscal 2017, we will determine whether this results in any change to the composition of reporting segments.
Geographic Information
The method to determine revenue by geographic region for each of the three categories included within total revenue in our consolidated statements of operations are described within the table presented below.

Revenue Category	Basis For Determining Geographic Location
Licensing	Region in which our licensees’ headquarters are located
Products	Destination to which our products are shipped
Services	Location in which the relevant services are performed

The following tables present selected information regarding total revenue by geographic location (amounts presented in thousands).
Revenue Composition - Domestic & Foreign

	Fiscal Year Ended
Location	September 30, 2016	September 25, 2015	September 26, 2014
United States	$320,129	$276,733	$316,256
International	705,609	693,905	643,920
Total revenue	$1,025,738	$970,638	$960,176
Revenue Concentration - Significant Individual Geographic Regions

	Fiscal Year Ended
Location	September 30, 2016	September 25, 2015	September 26, 2014
United States	31%	29%	33%
South Korea	17%	21%	20%
China	14%	7%	12%
Europe	14%	13%	12%
Japan	12%	13%	13%
Taiwan	4%	10%	3%
Other	8%	7%	7%
Total	100%	100%	100%
Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows (in thousands):

Location	September 30, 2016	September 25, 2015
United States	$412,447	$374,203
International	31,209	28,888
Total long-lived tangible assets, net of accumulated depreciation	$443,656	$403,091

15. Legal Matters
We are involved in various legal proceedings that occasionally arise in the normal course of business. These can include claims of alleged infringement of IP rights, commercial, employment and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period, including as a result of required changes to our licensing terms, monetary penalties and other potential consequences. However, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, any such amounts are either immaterial, or it is not possible to provide an estimated amount of any such potential losses.

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

Our interests in these consolidated affiliated entities and the location of the property leased to Dolby Laboratories as of September 30, 2016 were as follows:

Entity Name	Minority Ownership Interest	Location Of Properties
Dolby Properties Brisbane, LLC	49.0%	Brisbane, California
Dolby Properties Burbank, LLC	49.0%	Burbank, California
Dolby Properties UK, LLC	49.0%	Wootton Bassett, England
Dolby Properties, LP	10.0%	Wootton Bassett, England

Jointly-Owned Real Estate Entities.     We lease from our principal stockholder a commercial office building located at 100 Potrero Avenue in San Francisco, California under a term that expires on October 31, 2024, and we lease additional facilities located in California and the U.K. from the jointly-owned real estate entities described above. Related party rent expense included in operating expenses in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Related party rent expense included in operating expenses	$3,097	$3,136	$2,125
Distributions.     Distributions made by the jointly-owned real estate entities to our principal stockholder were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Distributions to principal stockholder	$214	$5,615	$—

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

17. Retirement Plans
We maintain a tax-qualified Section 401(k) retirement plan for employees in the United States and similar plans in foreign jurisdictions. Under the plan, employees are eligible to receive matching contributions and profit-sharing contributions.

We also maintain a SERP, a non-qualified, employer-funded retirement plan for certain senior executives employed in the United States. The plan was adopted in October 2004 prior to our IPO and was terminated in fiscal 2005. We have not made any contributions to the SERP since fiscal 2006. The purpose of the plan was to provide these executives with the opportunity to receive retirement income benefits in addition to the benefits generally available to all employees. The benefits provided to participants were based on defined contributions that we made to the plan and the gains and losses on the investment of those contributions. At September 30, 2016, the balance in the SERP account represents amounts contributed prior to the plan's termination, with the underlying plan investments consisting primarily of mutual fund investments. SERP assets are included within prepaid expenses and other current assets and within other non-current assets, while SERP liabilities are included within accrued liabilities and within other non-current liabilities in our consolidated balance sheets.
Retirement plan expenses, which are included in cost of products, cost of services, R&D, S&M and G&A expense in our consolidated statements of operations, were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Retirement plan expenses	$20,471	$19,431	$17,369

18. Selected Quarterly Financial Data
The following table presents selected unaudited quarterly financial information from fiscal 2016 and 2015 (in thousands, except per share amounts):

	Fiscal Year 2016				Fiscal Year 2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue:
Licensing	$211,129	$249,336	$253,026	$203,541	$216,598	$243,333	$204,855	$203,325
Products	24,809	20,063	20,638	25,033	13,263	22,985	22,596	25,060
Services	4,876	4,941	3,923	4,423	4,377	5,632	4,251	4,363
Total revenue	240,814	274,340	277,587	232,997	234,238	271,950	231,702	232,748
Cost of revenue	29,766	24,373	24,621	30,222	19,410	25,149	24,880	25,377
Gross margin	211,048	249,967	252,966	202,775	214,828	246,801	206,822	207,371
Income before taxes and controlling interest	39,484	83,823	81,784	30,813	54,316	79,885	47,378	64,203
Net income attributable to Dolby Laboratories	$30,901	$67,398	$63,628	$23,933	$41,357	$57,974	$35,506	$46,553

Earnings per share:
Basic	$0.31	$0.67	$0.63	$0.24	$0.40	$0.57	$0.35	$0.46
Diluted	$0.30	$0.66	$0.62	$0.23	$0.40	$0.56	$0.34	$0.45
Weighted-average shares outstanding:
Basic	100,734	100,456	100,533	101,145	102,303	102,509	102,670	101,935
Diluted	101,931	101,555	102,677	103,766	104,275	103,904	104,105	103,059

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 using the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2016. Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, compliance with Section 16 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), our code of business conduct and ethics, our Compensation Committee, Nominating and Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2017 (“2017 Proxy Statement”).
Executive Officers of the Registrant
Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of October 28, 2016 are set forth below:

Executive Officers	Age	Position(s)
Kevin Yeaman	50	President and Chief Executive Officer
Lewis Chew	53	Executive Vice President and Chief Financial Officer
Andy Sherman	49	Executive Vice President, General Counsel and Corporate Secretary
Robert Borchers	51	Senior Vice President, Chief Marketing Officer
Steven Forshay	62	Senior Vice President, Advanced Technology Group
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

Lewis Chew joined us as Executive Vice President and Chief Financial Officer in June 2012. Mr. Chew leads the worldwide finance organization and is responsible for the financial and infrastructure support for our business, which includes all finance functions, information technology, real estate and facilities, manufacturing, supply chain and investor relations. Mr. Chew comes to us with decades of financial and strategic business management experience. Mr. Chew is the former Senior Vice President of Finance and Chief Financial Officer of National Semiconductor Corporation, a manufacturer of electronic components, where he was responsible for all finance functions as well as information systems and investor relations. Prior to joining National Semiconductor, Mr. Chew was a partner at KPMG LLP, an accounting firm, serving numerous technology and financial institution clients. Mr. Chew serves as a member of the Board of Directors at PG&E Corporation, an energy-based holding company. Mr. Chew holds a B.S. degree in accounting from Santa Clara University.
Andy Sherman joined us as Executive Vice President, General Counsel and Corporate Secretary in January 2011. Mr. Sherman oversees Dolby’s patent licensing businesses and government relations, and Dolby's worldwide legal affairs, including all corporate, regulatory, IP, litigation, and licensing activities. Prior to joining us, from June 2008 to January 2011, Mr. Sherman served as Senior Vice President and General Counsel at CBS Interactive, an online content network, where he led the legal group advising CBS’s online entertainment, mobile, technology, sports, news, games, lifestyle and international business units. Mr. Sherman joined CBS Interactive following CBS’s acquisition of CNET Networks, an online content network, where from June 2007 to June 2008 he was Senior Vice President, General Counsel and Secretary. Before CNET, Mr. Sherman served as Vice President, Legal at Sybase, an enterprise software and services company, from November 2006 to May 2007, following Sybase’s acquisition of Mobile 365, where he was Vice President, General Counsel and Secretary. Prior to joining Mobile 365, he held senior legal positions with global responsibility at a variety of public technology companies including PeopleSoft and E.piphany. Earlier in his career, Mr. Sherman worked in private practice with Gray Cary Ware & Freidenrich (now DLA Piper), focusing on the representation of emerging technology companies. Mr. Sherman holds a J.D. from the University of the Pacific, as well as a B.S. degree in business administration from the University of Southern California.

Robert Borchers joined us as Senior Vice President, Chief Marketing Officer in January 2014. Mr. Borchers has more than 20 years of experience bringing products and services to consumers. Prior to joining us, from June 2009 to January 2014, Mr. Borchers served as general partner at Opus Capital, a venture capital firm, making early stage investments in mobile software and service platforms. From August 2004 to June 2009, Mr. Borchers worked for Apple Inc., most recently as Senior Director Worldwide Product Marketing. As part of the original iPhone® team at Apple, Mr. Borchers was instrumental in the development, launch, and global expansion of the iPhone, iOS, and App Store™. From May 2003 to August 2004, Mr. Borchers worked at FusionOne, Inc., a provider of synchronization products and solutions for mobile devices, as its Vice President of Marketing. Prior to FusionOne, he spent six years at Nokia Corporation, where he cofounded and served as Vice President of Sales and Marketing for the Vertu business unit, a luxury mobile phone brand. Mr. Borchers holds a B.S. degree in mechanical engineering from Stanford University and an S.M. degree in mechanical engineering from the Massachusetts Institute of Technology. Mr. Borchers serves on the board of directors of Bank of the West.

Steven Forshay joined us in July 1982 and has served since in a variety of positions advancing our technologies, including Senior Vice President, Research; Senior Vice President of Research for Image and Sound; Senior Vice President, Sound Technology R&D; and since January 2015, Senior Vice President, Advanced Technology Group. Mr. Forshay is a member of the Audio Engineering Society, the Institute of Electrical and Electronics Engineers, and the Society of Motion Picture and Television Engineers. Mr. Forshay holds a B.S.E.E. degree in electrical engineering from the New Jersey Institute of Technology and a M.B.A. from Saint Mary’s College of California.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information in the 2017 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors,” “Executive Compensation Tables and Related Matters,” “Compensation of Directors” and “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2017 Proxy Statement under the headings “Executive Compensation Tables and Related Matters—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2017 Proxy Statement under the headings “Certain Relationships and Related Transactions" and “Corporate Governance Matters.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information in the 2017 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2.
Financial Statement Schedules: Financial statement schedules have been omitted as the information required is inapplicable or the information is presented in the consolidated financial statements and related notes

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 18, 2016

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

SIGNATURE	TITLE	DATE
/S/ PETER GOTCHER	Chairman of the Board of Directors	November 18, 2016
Peter Gotcher

/S/ KEVIN J. YEAMAN	President, Chief Executive Officer and Director (Principal Executive Officer)	November 18, 2016
Kevin J. Yeaman

/S/ LEWIS CHEW	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 18, 2016
Lewis Chew

/S/ MICHELINE CHAU	Director	November 18, 2016
Micheline Chau

/S/ DAVID DOLBY	Director	November 18, 2016
David Dolby

/S/ NICHOLAS DONATIELLO, JR.	Director	November 18, 2016
Nicholas Donatiello, Jr.

/S/ N. W. JASPER, JR.	Director	November 18, 2016
N. W. Jasper, Jr.

/S/ SIMON SEGARS	Director	November 18, 2016
Simon Segars

/S/ ROGER SIBONI	Director	November 18, 2016
Roger Siboni

/S/ AVADIS TEVANIAN, JR.	Director	November 18, 2016
Avadis Tevanian, Jr.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1*
Asset Contribution Agreement dated November 19, 2004, by and between the Registrant, Dolby Laboratories Licensing Corporation, Ray Dolby individually, Ray Dolby as Trustee for the Ray Dolby Trust under the Dolby Family Trust instrument dated May 7, 1999, and Ray and Dagmar Dolby Investments L.P.
		Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005
3.2	Form of Amended and Restated Bylaws	Quarterly Report on Form 10-Q	April 30, 2009
4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006
10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors & Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.2*	2000 Stock Incentive Plan, as amended and restated	Quarterly Report on Form 10-Q	February 6, 2013
10.3*+	2005 Stock Plan, as amended and restated on November 10, 2015 (“2005 Stock Plan”)
10.4*+	Employee Stock Purchase Plan (“ESPP”), as amended and restated on November 10, 2015
10.5*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.6*	Form of Stock Option Agreement under the 2005 Stock Plan	Registration Statement on Form S-8 (No. 333-188602)	May 14, 2013
10.7*	Form of Executive Stock Option Agreement under the 2005 Stock Plan	Registration Statement on Form S-8 (No. 333-188602)	May 14, 2013
10.8*	Form of Stock Option Agreement - International under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 3, 2012
10.9*	Form of Restricted Stock Unit Agreement-U.S. under the 2005 Stock Plan	Current Report on Form 8-K	November 20, 2007
10.10*	Form of Restricted Stock Unit Agreement-U.K. under the 2005 Stock Plan	Quarterly Report on Form 10-Q	April 30, 2009
10.11*	Form of Restricted Stock Unit Agreement-Non-U.S. under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 3, 2012
10.12*	Form of Subscription Agreement under the ESPP - U.S. Employees	Annual Report on Form 10-K	November 19, 2009
10.13*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees	Quarterly Report on Form 10-Q	August 8, 2012
10.14*	Form of Executive Performance-Based Stock Option Agreement	Current Report on Form 8-K	December 11, 2015
10.15*	2016 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	December 11, 2015
10.16*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc. & Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009
10.17*	Amendment, dated as of December 19, 2012, to Employment Agreement dated as of February 24, 2009, by and between Dolby Laboratories, Inc. and Kevin Yeaman	Quarterly Report on Form 10-Q	February 6, 2013
10.18*	Offer Letter by and between Andy Sherman & Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011
10.19*	Offer Letter dated March 22, 2012 by and between Lewis Chew and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 8, 2012
10.20*	Offer Letter dated March 2, 2012 by and between Michael Bergeron & Dolby Laboratories, Inc.	Annual Report on Form 10-K	November 15, 2012
10.21*	Offer Letter dated December 9, 2013 by and between Robert Borchers & Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	January 29, 2014
10.22*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.23*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006
10.24*	Second Amendment to 100 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.25*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.26*	First Amendment to 130 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.27*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.28*	First Amendment to 140 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.29*	Waiver and Extension Relating to Potrero Avenue Leases dated as of September 29, 2013, by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Annual Report on Form 10-K	November 15, 2013
10.30	Agreement of Sale and Purchase by and between DWF III 1275 Market, LLC and Dolby Laboratories, Inc. dated June 8, 2012	Quarterly Report on Form 10-Q	August 8, 2012
10.31*	Separation Agreement and Release dated as of July 12, 2016, by and between Michael Bergeron and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	August 2, 2016
21.1+	List of significant subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)
31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
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