Form 10-Q
period 2016-12-30
Dolby Laboratories, Inc.
filed 2017-02-02
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On January 27, 2017, the registrant had 57,867,086 shares of Class A common stock, par value $0.001 per share, and 44,073,597 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended December 30, 2016

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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 30, 2016	September 30, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$512,838	$516,112
Restricted cash	5,075	3,645
Short-term investments	164,818	121,629
Accounts receivable, net of allowance for doubtful accounts of $2,394 and $2,370	81,393	75,688
Inventories	14,773	16,354
Prepaid expenses and other current assets	32,119	26,302
Total current assets	811,016	759,730
Long-term investments	350,360	393,904
Property, plant and equipment, net	459,709	443,656
Intangible assets, net	206,862	215,342
Goodwill	307,121	309,616
Deferred taxes	171,388	166,790
Other non-current assets	24,247	21,068
Total assets	$2,330,703	$2,310,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,541	$17,544
Accrued liabilities	169,711	169,055
Income taxes payable	1,514	2,304
Deferred revenue	24,405	24,180
Total current liabilities	207,171	213,083
Long-term deferred revenue	34,603	35,366
Other non-current liabilities	88,271	82,922
Total liabilities	330,045	331,371

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 57,808,525 shares issued and outstanding at December 30, 2016 and 57,018,362 at September 30, 2016	56	57
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 44,073,597 shares issued and outstanding at December 30, 2016 and 44,403,847 at September 30, 2016	44	44
Additional paid-in capital	36,435	42,032
Retained earnings	1,977,478	1,938,320
Accumulated other comprehensive (loss)	(19,679)	(10,197)
Total stockholders’ equity – Dolby Laboratories, Inc.	1,994,334	1,970,256
Controlling interest	6,324	8,479
Total stockholders’ equity	2,000,658	1,978,735
Total liabilities and stockholders’ equity	$2,330,703	$2,310,106

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended
	December 30, 2016	January 1, 2016
Revenue:
Licensing	$232,699	$211,129
Products	28,211	24,809
Services	5,357	4,876
Total revenue	266,267	240,814

Cost of revenue:
Cost of licensing	8,121	6,533
Cost of products	17,720	19,038
Cost of services	4,126	4,195
Total cost of revenue	29,967	29,766

Gross margin	236,300	211,048

Operating expenses:
Research and development	57,518	53,328
Sales and marketing	71,175	74,454
General and administrative	41,540	44,078
Total operating expenses	170,233	171,860

Operating income	66,067	39,188

Other income/expense:
Interest income	1,814	1,297
Interest expense	(26)	(29)
Other income/(expense), net	(199)	(972)
Total other income	1,589	296

Income before income taxes	67,656	39,484
Provision for income taxes	(14,082)	(8,473)
Net income including controlling interest	53,574	31,011
Less: net (income) attributable to controlling interest	(200)	(110)
Net income attributable to Dolby Laboratories, Inc.	$53,374	$30,901

Net income per share:
Basic	$0.53	$0.31
Diluted	$0.51	$0.30
Weighted-average shares outstanding:
Basic	101,483	100,734
Diluted	103,876	101,931

Related party rent expense:
Included in operating expenses	$782	$781
Included in net income attributable to controlling interest	$175	$176

Cash dividend declared per common share	$0.14	$0.12
Cash dividend paid per common share	$0.14	$0.12

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 30, 2016	January 1, 2016
Net income including controlling interest	$53,574	$31,011
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(7,724)	(750)
Unrealized (losses) on available-for-sale securities, net of tax	(2,019)	(860)
Comprehensive income	43,831	29,401
Less: comprehensive loss attributable to controlling interest	61	39
Comprehensive income attributable to Dolby Laboratories, Inc.	$43,892	$29,440

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 30, 2016	$101	$42,032	$1,938,320	$(10,197)	$1,970,256	$8,479	$1,978,735
Net income	—	—	53,374	—	53,374	200	53,574
Currency translation adjustments, net of tax of $1,265	—	—	—	(7,463)	(7,463)	(261)	(7,724)
Unrealized (losses) on investments, net of tax of $95	—	—	—	(2,019)	(2,019)	—	(2,019)
Distributions to controlling interest	—	—	—	—	—	(2,094)	(2,094)
Stock-based compensation expense	—	17,215	—	—	17,215	—	17,215
Repurchase of common stock	(1)	(25,000)	—	—	(25,001)	—	(25,001)
Cash dividends declared and paid on common stock	—	—	(14,216)	—	(14,216)	—	(14,216)
Tax benefit from employee stock plans	—	2,853	—	—	2,853	—	2,853
Common stock issued under employee stock plans	1	13,990	—	—	13,991	—	13,991
Tax withholdings on vesting of restricted stock	(1)	(14,655)	—	—	(14,656)	—	(14,656)
Balance at December 30, 2016	$100	$36,435	$1,977,478	$(19,679)	$1,994,334	$6,324	$2,000,658

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 25, 2015	$102	$17,571	$1,800,857	$(11,462)	$1,807,068	$8,939	$1,816,007
Net income	—	—	30,901	—	30,901	110	31,011
Currency translation adjustments, net of tax of $343	—	—	—	(601)	(601)	(149)	(750)
Unrealized (losses) on investments, net of tax of $168	—	—	—	(860)	(860)	—	(860)
Distributions to controlling interest	—	—	—	—	—	(214)	(214)
Stock-based compensation expense	—	19,380	—	—	19,380	—	19,380
Repurchase of common stock	(2)	(36,121)	(3,326)	—	(39,449)	—	(39,449)
Cash dividends declared and paid on common stock	—	—	(12,114)	—	(12,114)	—	(12,114)
Tax (deficiency) from employee stock plans	—	(976)	—	—	(976)	—	(976)
Common stock issued under employee stock plans	—	9,986	—	—	9,986	—	9,986
Tax withholdings on vesting of restricted stock	1	(9,840)	—	—	(9,839)	—	(9,839)
Balance at January 1, 2016	$101	$—	$1,816,318	$(12,923)	$1,803,496	$8,686	$1,812,182

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 30, 2016	January 1, 2016
Operating activities:
Net income including controlling interest	$53,574	$31,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,810	21,814
Stock-based compensation	17,215	19,380
Amortization of premium on investments	662	1,605
Excess tax benefit from exercise of stock options	(2,962)	(300)
Provision for doubtful accounts	67	(322)
Deferred income taxes	(3,275)	(10,488)
Other non-cash items affecting net income	(376)	445
Changes in operating assets and liabilities:
Accounts receivable	(5,782)	11,961
Inventories	878	(877)
Prepaid expenses and other assets	(8,705)	(3,567)
Accounts payable and other liabilities	(11,528)	(14,574)
Income taxes, net	6,245	5,014
Deferred revenue	(479)	6,319
Other non-current liabilities	417	(26)
Net cash provided by operating activities	67,761	67,395

Investing activities:
Purchase of investments	(37,073)	(85,299)
Proceeds from sales of investment securities	7,524	121,770
Proceeds from maturities of investment securities	26,902	14,610
Purchases of PP&E	(22,576)	(24,368)
Purchase of intangible assets	—	(105,270)
Change in restricted cash	(1,430)	(1,395)
Net cash used in investing activities	(26,653)	(79,952)

Financing activities:
Proceeds from issuance of common stock	13,991	9,986
Repurchase of common stock	(25,001)	(39,449)
Payment of cash dividend	(14,216)	(12,114)
Distribution to controlling interest	(2,094)	(214)
Excess tax benefit from exercise of stock options	2,962	300
Shares repurchased for tax withholdings on vesting of restricted stock	(14,656)	(9,839)
Net cash used in financing activities	(39,014)	(51,330)

Effect of foreign exchange rate changes on cash and cash equivalents	(5,368)	(940)
Net decrease in cash and cash equivalents	(3,274)	(64,827)
Cash and cash equivalents at beginning of period	516,112	531,926
Cash and cash equivalents at end of period	$512,838	$467,099

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$13,792	$13,973

Non-cash investing and financing activities:
Change in PP&E purchased and unpaid at period-end	$6,901	$(3,636)
Purchase consideration payable for acquisition	$—	$95

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with U.S. GAAP, and with SEC rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with U.S. GAAP to be condensed or omitted. In our opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2016 and include all adjustments necessary for fair presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 30, 2016, which are included in our Annual Report on Form 10-K filed with the SEC.
The results for the fiscal quarter ended December 30, 2016 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 29, 2017.
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
Operating Segments
We operate as a single reportable segment. During the fiscal quarter ended December 30, 2016, we reorganized certain aspects of our internal business infrastructure primarily to integrate and align sales support more directly with our business units. Following the reorganization, we reassessed our business units and concluded that the composition of our reportable segments remains unchanged and that we continue to operate as a single reportable segment. This reflects the fact that our CODM, our Chief Executive Officer, continues to evaluate our financial information and resources, and continues to assess the performance of these resources, on a consolidated basis. All required financial segment information is therefore included in our unaudited interim condensed consolidated financial statements.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended December 30, 2016 and the 14 week period ended January 1, 2016. Our fiscal year ended September 30, 2016 (fiscal 2016) consisted of 53 weeks while our fiscal year ending September 29, 2017 (fiscal 2017) will consist of 52 weeks.

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
Recently Issued Accounting Standards
Adopted Standards
Consolidation.  During the first quarter of fiscal 2017, we adopted ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amended the consolidation requirements in ASC 810 and significantly changed the consolidation analysis required under U.S. GAAP. The ASU significantly amended how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion. Adoption of this new standard did not result in any changes to the entities we currently consolidate and did not otherwise have any impact on our consolidated financial statements or notes thereto.
There have been no new accounting standards made effective or otherwise adopted during the current interim period that caused any changes to our significant accounting policies from those that were described in our Form 10-K for the prior fiscal year ended September 30, 2016.
Standards Not Yet Effective
Inventory.  In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which affects reporting entities that measure inventory using first-in, first-out (FIFO) or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The ASU is effective for us beginning no later than the first day of our fiscal 2018, or September 30, 2017. Early adoption is permitted, and we are currently evaluating the timing and impact of the standard on our consolidated financial statements.
Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new revenue recognition standard will replace existing guidance in U.S. GAAP when it becomes effective, and may also impact the accounting for certain direct costs associated with revenues and contract acquisition costs such as sales commissions. The new standard permits the use of either the retrospective or cumulative effect transition method.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The effective date for this ASU coincides with the effective date for ASU 2014-09.
In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts With Customers, which amends certain provisions from ASU 2014-09. The effective date for this ASU coincides with the effective date for ASU 2014-09.
In the first fiscal quarter of 2017, we initiated an assessment project to evaluate the impact on all of our revenue streams and we are currently evaluating our transition options. Accordingly, we have not yet determined the effect of the standard on our ongoing financial reporting. Although permitted, we do not intend to early-adopt the new standard, but we will adopt it beginning September 29, 2018.
Leases.  In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for leases. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for all long-term leases, which are those with terms in excess of twelve months. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee's recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. The ASU is effective for us beginning September 28, 2019, and must be applied using a modified retrospective approach. Early adoption is permitted, including adoption in an interim period. Upon adoption, we will recognize a lease liability and right-of-use asset for each of our long-term lease arrangements which approximates 40 as of the end of the first quarter of fiscal 2017, and we are currently evaluating the timing of adoption and impact of the standard on our consolidated financial statements.
Share-Based Compensation.  In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. Although permitted, we do not intend to early-adopt the new standard, but we will adopt it beginning September 30, 2017. We are currently evaluating the impact of the standard on our consolidated financial statements.
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
Restricted Cash.  In November 2016, the FASB issued ASU 2016-18, Restricted Cash — a consensus of the FASB Emerging Issues Task Force, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The ASU is effective for us beginning September 29, 2018. Early adoption is permitted, including adoption in an interim period. Aside from conforming to new cash flow presentation and restricted cash disclosure requirements, we do not anticipate that the new standard will impact our consolidated financial statements.

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of December 30, 2016 and September 30, 2016 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

	December 30, 2016	September 30, 2016
Trade accounts receivable	$77,663	$66,229
Accounts receivable from patent administration program customers	6,124	11,829
Accounts receivable, gross	83,787	78,058
Less: allowance for doubtful accounts	(2,394)	(2,370)
Total	$81,393	$75,688
Inventories

	December 30, 2016	September 30, 2016
Raw materials	$3,709	$3,526
Work in process	4,290	4,020
Finished goods	6,774	8,808
Total	$14,773	$16,354

Inventories are stated at the lower of cost or market. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. In addition to the amounts shown in the table above, we have included $1.5 million and $1.6 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of December 30, 2016 and September 30, 2016, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess and obsolete inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

	December 30, 2016	September 30, 2016
Prepaid expenses	$17,424	$13,440
Other current assets	12,363	11,578
Income tax receivable	2,332	1,284
Total	$32,119	$26,302
Accrued Liabilities

	December 30, 2016	September 30, 2016
Accrued royalties	$2,145	$1,939
Amounts payable to patent administration program partners	51,216	34,472
Accrued compensation and benefits	50,580	71,261
Accrued professional fees	7,829	6,528
Other accrued liabilities	57,941	54,855
Total	$169,711	$169,055
Other accrued liabilities include amounts accrued for unpaid PP&E additions of $23.9 million and $17.1 million as of December 30, 2016 and September 30, 2016, respectively.
Other Non-Current Liabilities

	December 30, 2016	September 30, 2016
Supplemental retirement plan obligations	$2,523	$2,540
Non-current tax liabilities	73,472	68,254
Other liabilities	12,276	12,128
Total	$88,271	$82,922

4. Investments & Fair Value Measurements
We use cash holdings to purchase investment grade securities diversified among security types, industries and issuers. All investments are measured at fair value, and are recorded within cash equivalents and both short-term and long-term investments in our consolidated balance sheets. With the exception of our mutual fund investments held in our SERP and classified as trading securities, all of our investments are classified as AFS securities.

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

	December 30, 2016
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$499,113			$499,113
Cash equivalents:
Money market funds	13,500	—	—	13,500	13,500
Corporate bonds	225	—	—	225		225
Cash and cash equivalents	512,838	—	—	512,838	13,500	225	—

Short-term investments:
Certificate of deposit (1)	20,779	3	(6)	20,776		20,776
U.S. agency securities	2,582	1	(1)	2,582	2,582
Commercial paper	18,950	2	(4)	18,948		18,948
Corporate bonds	102,856	28	(65)	102,819		102,819
Municipal debt securities	19,707	—	(14)	19,693		19,693
Short-term investments	164,874	34	(90)	164,818	2,582	162,236	—

Long-term investments:
Certificate of deposit (1)	4,500	9	—	4,509		4,509
U.S. agency securities	24,948	—	(246)	24,702	24,702
Government bonds	31,977	7	(241)	31,743	31,743
Corporate bonds	250,688	227	(1,060)	249,855		249,855
Municipal debt securities	36,684	7	(213)	36,478		36,478
Other long-term investments (2)	2,754	319	—	3,073	319
Long-term investments	351,551	569	(1,760)	350,360	56,764	290,842	—

Total cash, cash equivalents, and investments	$1,029,263	$603	$(1,850)	$1,028,016	$72,846	$453,303	$—

Investments held in supplemental retirement plan:
Assets	2,621			2,621	2,621
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	2,621			2,621	2,621
Included in accrued liabilities & other non-current liabilities

(1)	Certificates of deposit include marketable securities, while those with a maturity in excess of one year as of December 30, 2016 are classified within long-term investments.

(2)
Other long-term investments as of December 30, 2016 include a marketable equity security of $0.3 million, and other investments that are not carried at fair value including an equity method investment of $0.3 million and two cost method investments of $2.0 million and $0.5 million.

	September 30, 2016
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$501,863			$501,863
Cash equivalents:
Commercial paper	1,099	—	—	1,099		1,099
Corporate bonds	2,240	—	—	2,240		2,240
Money market funds	10,910	—	—	10,910	10,910
Cash and cash equivalents	516,112	—	—	516,112	10,910	3,339	—

Short-term investments:
Certificate of deposit (1)	13,912	6	—	13,918		13,918
Commercial paper	19,629	1	(10)	19,620		19,620
Corporate bonds	63,762	24	(14)	63,772		63,772
Municipal debt securities	24,334	—	(15)	24,319		24,319
Short-term investments	121,637	31	(39)	121,629	—	121,629	—

Long-term investments:
Certificate of deposit (1)	4,500	10	—	4,510		4,510
U.S. agency securities	27,536	24	(26)	27,534	27,534
Government bonds	31,971	77	(12)	32,036	32,036
Corporate bonds	295,921	715	(266)	296,370		296,370
Municipal debt securities	30,090	28	(32)	30,086		30,086
Other long-term investments (2)	3,002	366	—	3,368	366
Long-term investments	393,020	1,220	(336)	393,904	59,936	330,966	—

Total cash, cash equivalents, and investments	$1,030,769	$1,251	$(375)	$1,031,645	$70,846	$455,934	$—

Investments held in supplemental retirement plan:
Assets	2,638			2,638	2,638
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	2,638			2,638	2,638
Included in accrued liabilities & other non-current liabilities

(1)	Certificates of deposit include marketable securities, while those with a maturity in excess of one year as of September 30, 2016 are classified within long-term investments.

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

Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for twelve months or greater as of December 30, 2016 and September 30, 2016 (in thousands):

	December 30, 2016				September 30, 2016
	Less Than 12 Months		12 Months Or Greater		Less Than 12 Months		12 Months Or Greater
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$8,494	$(6)	$—	$—	$—	$—	$—	$—
U.S. agency securities	26,707	(247)	—	—	22,988	(38)	—	—
Government bonds	27,740	(241)	—	—	—	—	—	—
Commercial paper	4,817	(4)	—	—	11,479	(10)	—	—
Corporate bonds	232,767	(1,125)	—	—	153,491	(280)	1,000	—
Municipal debt securities	46,219	(226)	1,751	(1)	35,625	(42)	4,615	(5)
Total	$346,744	$(1,849)	$1,751	$(1)	$223,583	$(370)	$5,615	$(5)
Although we had certain securities that were in an unrealized loss position as of December 30, 2016, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at either December 30, 2016 or September 30, 2016 to represent an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of December 30, 2016 and September 30, 2016, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	December 30, 2016		September 30, 2016
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$178,598	$178,543	$135,886	$135,884
Due in 1 to 2 years	215,450	215,047	225,679	225,953
Due in 2 to 3 years	133,348	132,240	164,339	164,583
Total	$527,396	$525,830	$525,904	$526,420

5. Property, Plant & Equipment
Property, plant and equipment are recorded at cost, with depreciation expense included in cost of licensing, cost of products, cost of services, R&D, S&M and G&A expenses in our consolidated statements of operations. PP&E consist of the following (in thousands):

	December 30, 2016	September 30, 2016
Land	$43,252	$43,325
Buildings and building improvements	275,881	251,700
Leasehold improvements	60,520	60,480
Machinery and equipment	90,182	88,943
Computer equipment and software	157,754	154,291
Furniture and fixtures	27,309	26,900
Equipment provided under operating leases	59,907	35,968
Construction-in-progress	6,042	32,576
Property, plant and equipment, gross	720,847	694,183
Less: accumulated depreciation	(261,138)	(250,527)
Property, plant and equipment, net	$459,709	$443,656

6. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 30, 2016	$309,616
Translation adjustments	(2,495)
Balance at December 30, 2016	$307,121
During the fiscal quarter ended December 30, 2016, we reorganized certain aspects of our internal business infrastructure primarily to integrate and align sales support more directly with our business units. In accordance with ASC Topic 350, we are required to review and reassign our goodwill amongst our reporting units using a relative fair value allocation approach. Before doing so, we performed a “Step Zero” qualitative assessment during the quarter ended September 30, 2016 and determined that there was no risk of goodwill impairment in our pre-reorganization reporting units. Immediately after the reorganization, we performed a “Step One” assessment during the quarter ended December 30, 2016 whereby the estimated fair value of each reporting unit was compared to its carrying value. We initiated the "Step One" assessment using a market approach and an income approach to value our reporting units. Based on our preliminary procedures, the fair value of each of our reporting units significantly exceeded their carrying values. However, due to the complexity of this assessment, we have not finalized our procedures as of December 30, 2016. We currently expect to finalize our Step One assessment during our second fiscal quarter ending March 31, 2017.
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	December 30, 2016			September 30, 2016
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$292,889	$(107,789)	$185,100	$293,824	$(101,711)	$192,113
Customer relationships	56,789	(35,536)	21,253	56,821	(34,113)	22,708
Other intangibles	22,677	(22,168)	509	22,716	(22,195)	521
Total	$372,355	$(165,493)	$206,862	$373,361	$(158,019)	$215,342
We purchase various patents and developed technologies that enable us to further develop our audio, imaging and potential product offerings.
Patent Portfolio Acquisition.    In the first quarter of fiscal 2016, we completed an asset purchase of a patent portfolio that fits within our existing patent licensing programs for consideration of $105.0 million. These assets are categorized within the "Acquired patents and technology" intangible asset class, and will be amortized over their weighted-average useful life of 9.0 years.
With regard to our purchase of intangible assets during the periods presented, the following table summarizes the consideration paid, the weighted-average useful lives over which the acquired assets will be amortized using the greater of either the straight-line basis or a ratio-to-revenue method, and the classification of their amortized expense in our consolidated statements of operations:

Fiscal Period	Total Purchase Consideration (1)	Weighted-Average Useful Life
	(in millions)	(in years)
Fiscal 2016
Q1 - Quarter ended January 1, 2016	$105.3	9.0

Fiscal 2017
Q1 - Quarter ended December 30, 2016	None
(1) Amortization expense on the intangible assets from patent portfolio acquisitions is included within cost of revenue in our consolidated statements of operations.

Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D and S&M expenses in our consolidated statements of operations. Amortization expense was $8.4 million and $8.5 million in the first quarter of fiscal 2017 and 2016, respectively. As of December 30, 2016, estimated amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2017	$22,245
2018	25,300
2019	24,717
2020	24,253
2021	24,227
Thereafter	86,120
Total	$206,862

7. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At December 30, 2016, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At December 30, 2016, we had 57,808,525 shares of Class A common stock and 44,073,597 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
Stock Options.    Stock options are granted at fair market value on the date of grant. Options granted to employees and officers prior to June 2008 generally vested over four years, with equal annual cliff-vesting and expire on the earlier of ten years after the date of grant or three months after termination of service. Options granted to employees and officers from June 2008 onward generally vest over four years, with 25% of the shares subject to the option becoming exercisable on the one-year anniversary of the date of grant and the balance of the shares vesting in equal monthly installments over the following 36 months. These options expire on the earlier of ten years after the date of grant or three months after termination of service. All options granted vest over the requisite service period and upon the exercise of stock options, we issue new shares of Class A common stock under the 2005 Stock Plan. Our 2005 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria.
Performance-Based Stock Options (PSOs).    In fiscal 2016, we began granting PSOs to our executive officers with shares of our Class A common stock underlying such options. The contractual term for the PSOs is seven years, with vesting contingent upon market-based performance conditions, representing the achievement of specified Dolby annualized TSR targets at the end of a three-year measurement period following the date of grant. If the minimum conditions are met, the PSOs earned will cliff vest on the third anniversary of the grant date, upon certification of achievement of the performance conditions by our Compensation Committee. Anywhere from 0% to 125% of the shares subject to a PSO may vest based on achievement of the performance conditions at the end of the three-year performance period.
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
On December 15, 2016, we granted PSOs exercisable for an aggregate of up to 276,199 shares to our executive officers, all of which were outstanding as of December 30, 2016. On December 15, 2015, we granted PSOs exercisable for an aggregate of up to 419,623 shares to our executive officers, of which 397,748 were outstanding as of December 30, 2016.
The following table summarizes information about all stock options issued under our 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 30, 2016	8,690	$35.98
Grants	1,788	45.89
Exercises	(259)	32.94
Forfeitures and cancellations	(11)	39.89
Options outstanding at December 30, 2016	10,208	37.79	7.3	$77,363
Options vested and expected to vest at December 30, 2016	9,386	37.51	7.2	73,574
Options exercisable at December 30, 2016	5,138	$35.22	6.1	50,760

(1)	Aggregate intrinsic value is based on the closing price of our Class A common stock on December 30, 2016 of $45.19 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria, although no such awards had been granted as of December 30, 2016. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our Class A common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 30, 2016	2,872	$40.16
Granted	985	45.87
Vested	(871)	36.08
Forfeitures	(19)	38.82
Non-vested at December 30, 2016	2,967	$43.26
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
Stock Option Valuation Assumptions
We use the Black-Scholes option pricing model to determine the estimated fair value of employee stock options at the date of the grant. The Black-Scholes model includes inputs that require us to make certain estimates and assumptions regarding the expected term of the award, as well as the risk-free interest rate, and the volatility of our stock price over the expected term of the award.
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
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended
	December 30, 2016	January 1, 2016
Expected term (in years)	5.13	5.24
Risk-free interest rate	2.1%	1.8%
Expected stock price volatility	27.6%	29.8%
Dividend yield	1.1%	1.4%
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
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):

Expense - By Award Type

	Fiscal Quarter Ended
	December 30, 2016	January 1, 2016
Compensation Expense - By Type
Stock options	$4,803	$6,366
Restricted stock units	11,583	12,076
Employee stock purchase plan	829	938
Total stock-based compensation	17,215	19,380
Benefit from income taxes	(5,028)	(5,706)
Total stock-based compensation, net of tax	$12,187	$13,674

Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended
	December 30, 2016	January 1, 2016
Compensation Expense - By Classification
Cost of products	$258	$280
Cost of services	134	129
Research and development	4,930	5,107
Sales and marketing	6,867	7,710
General and administrative	5,026	6,154
Total stock-based compensation	17,215	19,380
Benefit from income taxes	(5,028)	(5,706)
Total stock-based compensation, net of tax	$12,187	$13,674
The tax benefit that we recognize from certain exercises of ISOs and shares issued under our ESPP are excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended
	December 30, 2016	January 1, 2016
Tax benefit - stock option exercises & shares issued under ESPP	$324	$95
Unrecognized Compensation Expense.    At December 30, 2016, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $43.5 million, which is expected to be recognized over a weighted-average period of 2.7 years. At December 30, 2016, total unrecorded compensation expense associated with RSUs expected to vest was approximately $95.2 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of December 30, 2016 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Total	$1,100,000

Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of December 30, 2016, the remaining authorization to purchase additional shares is approximately $26.9 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2017:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 30, 2016	531,465	$25,001	$47.02

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
On January 25, 2017, we announced that our Board of Directors approved an increase to the size of our stock repurchase program by $200 million. Refer to Note 13 “Subsequent Events" for additional information.
Dividend
In October 2014, our Board of Directors initiated a recurring quarterly dividend program for our stockholders. The following table summarizes dividend payments to be made under the program in relation to fiscal 2017:

Fiscal Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2017
Q1 - Quarter ended December 30, 2016	January 25, 2017	February 6, 2017	February 15, 2017	$0.14	$14.3 million	(1)

(1)	The amount of the dividend payment is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended December 30, 2016
	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$742	$(10,939)	$(10,197)
Other comprehensive income/(loss) before reclassifications:
Unrealized (losses) - investment securities	(2,160)		(2,160)
Foreign currency translation (losses) (1)		(8,728)	(8,728)
Income tax effect - benefit	102	1,265	1,367
Net of tax	(2,058)	(7,463)	(9,521)
Amounts reclassified from AOCI into earnings:
Realized gains - investment securities (1)	46		46
Income tax effect - (expense) (2)	(7)		(7)
Net of tax	39	—	39
Net current-period other comprehensive (loss)	(2,019)	(7,463)	(9,482)
Ending Balance	$(1,277)	$(18,402)	$(19,679)

	Fiscal Quarter Ended January 1, 2016
	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$350	$(11,812)	$(11,462)
Other comprehensive income/(loss) before reclassifications:
Unrealized (losses) - investment securities	(1,159)		(1,159)
Foreign currency translation (losses) (1)		(944)	(944)
Income tax effect - benefit	199	343	542
Net of tax	(960)	(601)	(1,561)
Amounts reclassified from AOCI into earnings:
Realized gains - investment securities (1)	131		131
Income tax effect - (expense) (2)	(31)		(31)
Net of tax	100	—	100
Net current-period other comprehensive (loss)	(860)	(601)	(1,461)
Ending Balance	$(510)	$(12,413)	$(12,923)

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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended
	December 30, 2016	January 1, 2016
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$53,374	$30,901

Denominator:
Weighted-average shares outstanding—basic	101,483	100,734
Potential common shares from options to purchase common stock	1,385	599
Potential common shares from restricted stock units	1,008	598
Weighted-average shares outstanding—diluted	103,876	101,931

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.53	$0.31
Diluted	$0.51	$0.30

Antidilutive awards excluded from calculation:
Stock options	739	5,698
Restricted stock units	42	215

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
Unrecognized Tax Benefit
As of December 30, 2016, the total amount of gross unrecognized tax benefits was $80.2 million, of which $66.6 million, if recognized, would reduce our effective tax rate. As of September 30, 2016, the total amount of gross unrecognized tax benefits was $75.2 million, of which $62.1 million, if recognized, would reduce our effective tax rate. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
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

	Fiscal Quarter Ended
	December 30, 2016	January 1, 2016
Withholding taxes	$8,991	$9,782
Effective Tax Rate
Each period, the combination of different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions, that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the first quarter of fiscal 2017 was 20.8%, compared to 21.5% in the first quarter of fiscal 2016. The decrease in our effective tax rate reflects increased benefit from a relative change in foreign earned income and discrete benefits from the settlement of a multi–year state audit, partially offset by a decrease in discrete benefits from federal R&D credits.

11. Legal Matters
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

12. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of December 30, 2016 (in thousands):

	Payments Due By Fiscal Period
	Remainder Of Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Naming rights	$3,810	$7,715	$7,811	$7,909	$8,008	$94,972	$130,225
Donation commitments	200	6,300	322	322	122	1,013	8,279
Operating leases	10,755	12,324	10,169	9,635	8,411	31,162	82,456
Purchase obligations	17,595	5,898	24,119	21,010	—	—	68,622
Total	$32,360	$32,237	$42,421	$38,876	$16,541	$127,147	$289,582
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
Donation Commitments.     Donation commitments primarily relate to a non-cancelable obligation entered into during fiscal 2014 to install and donate imaging and audio products to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California, and to provide maintenance services for fifteen years from its expected opening date in fiscal 2018, in exchange for various marketing, branding and publicity benefits.
Operating Leases.     Operating lease payments represent our commitments for future minimum rent made under non-cancelable leases for office space, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries.

Purchase Obligations.     Purchase obligations primarily consist of our commitments made under agreements to purchase goods and services related to Dolby Cinema and for purposes that include IT and telecommunications, marketing and professional services, and manufacturing and other R&D activities.
Indemnification Clauses.     On a limited basis, our contractual agreements contain a clause under which we agree to provide indemnification to the counterparty, most commonly to licensees in connection with licensing arrangements that include our IP property. Additionally, and although not a contractual requirement, we have at times elected to defend our licensees from third party IP infringement claims. Since the terms and conditions of our contractual indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. Furthermore, we have not historically made any payments in connection with any such obligation and believe there to be a remote likelihood that any potential exposure in future periods would be of a material amount. As a result, no amounts have been accrued in our consolidated financial statements with respect to the contingent aspect of these indemnities.

13. Subsequent Events
Share Repurchase Program.    On January 25, 2017, we announced that our Board of Directors approved an increase to the size of our stock repurchase program by $200 million, bringing the amount available for future repurchases of the Company’s Class A Common Stock to $227 million. Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Any shares repurchased under the program will be returned to the status of authorized, but unissued shares of Class A Common Stock.

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
Investors and others should note that we disseminate information to the public about our company, our products, services and other matters through various channels, including our website (www.dolby.com), our investor relations website (http://investor.dolby.com), SEC filings, press releases, public conference calls and webcasts, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information we make public through these channels, as such information could be deemed to be material information.
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
Delivering Superior Experiences. Our technologies and solutions optimize playback and communications so that users may enjoy sound and sight in Dolby, which results in a more rich, clear, and immersive experience.

REVENUE GENERATION
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Quarter Ended
Revenue	December 30, 2016	January 1, 2016
Licensing	87%	88%
Products	11%	10%
Services	2%	2%
Total	100%	100%
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

	Fiscal Quarter Ended
Revenue By Geographic Location	December 30, 2016	January 1, 2016
United States	32%	27%
International	68%	73%
We have active licensing arrangements with over 550 electronics product OEMs and software developer licensees. As of December 30, 2016, we had approximately 6,500 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,000 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
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
Dolby® AC-4
A next-generation digital audio coding technology that is aimed at maximizing transmission efficiency while delivering new audio experiences to a wide range of playback devices, including TVs, STBs, PCs, and mobile devices.

Dolby Atmos®
An object-oriented audio technology for home theaters, cinema, device speakers, and headphones that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. The Dolby Atmos experience can be provided via multiple Dolby audio coding technologies.

Dolby Digital®	A digital audio coding technology that provides multichannel sound to applications such as DVD players, TVs and STBs.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications such as TVs, STBs, Blu-ray Discs, PCs, and mobile devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications such as Blu-ray Discs and home theaters.
Dolby Vision™	An imaging technology combining HDR and an expanded color spectrum to deliver higher contrast, brighter highlights, and improved details for TV, cinema, and other consumer devices.
Dolby Voice®	An audio conferencing technology with superior spatial perception, voice clarity and background noise reduction that emulates the in-person meeting experience.
HEVC	An advanced digital video codec with higher bandwidth efficiency used in a wide range of media devices.

The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended
Market	December 30, 2016	January 1, 2016	Main Offerings Incorporating Our Technologies
Broadcast	46%	48%	STBs & Televisions
PC	15%	15%	Windows and macOS operating systems
CE	12%	13%	DMAs, Blu-ray Disc devices, AVRs, soundbars, DVDs & HTIBs
Mobile	10%	10%	Smartphones & tablets
Other	17%	14%	Gaming consoles, Auto DVD, Dolby Cinema, Dolby Voice
Total	100%	100%
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
Settlements & Back Payments From Licensees: Licensing revenue recognized in any given quarter may include back payments and/or settlements with licensees. Within the Results of Operations section of Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," settlements and back payments are collectively referred to as "recoveries." Such recoveries have become a recurring element of our business and are particularly subject to fluctuation and uncertainty.
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
Products revenue is derived primarily from sales of the following:

Product		Description
Cinema	Digital Cinema Servers	Servers used to load, store, decrypt, decode and watermark digital film files for presentation on digital cinema projectors, and also encrypt, encode and package digital film data for distribution.
	Cinema Audio Products	Cinema Processors used to decode and render digital cinema soundtracks including those using Dolby Atmos and products that author, encrypt, encode and package Dolby Atmos soundtracks.
Other	Dolby Conference Phone	An integral hardware component of the Dolby Voice conferencing solution that enhances productivity through superior sound, full-room voice capture, spatial voice separation and touch-screen interface.
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

EXECUTIVE SUMMARY

We are focused on expanding our leadership in solutions for entertainment content and delivering dynamic new audio and visual technologies to the market. The increasing availability of Dolby Atmos in multiple markets coupled by the convergent uses of Dolby Atmos and Dolby Vision beyond Dolby Cinema and into consumer electronics create potential opportunities for further increases in our consumer base and revenues.

The following are highlights of our first quarter of fiscal 2017 as well as challenges in key areas:
AUDIO LICENSING
Broadcast
Highlights: Our broadcast revenues experienced growth of five percent in the current fiscal quarter, primarily from our established presence in developed markets. We are focused on greater adoption of our technologies in emerging markets by working with country-specific operators and standards bodies to drive longer term growth.
Challenges: To achieve growth and further adoption in emerging markets where conversion to digital television is still underway, our success will be impacted by a number of factors such as regional fragmentation of operators and regulators, and the pace of their decision-making and implementation. Further, in some emerging growth countries such as China, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies.
Consumer Electronics
Highlights: Dolby Atmos is being adopted in an increasing range of devices including DMAs, AVRs, speakers and soundbars, as consumer interest in this premium audio technology continues to grow. Whereas the first Dolby Atmos soundbar came to market a year ago, there are now four soundbars in the market including two models from Samsung. At CES in January 2017, Dolby Atmos soundbars were announced by LG, Sony, Onkyo, Pioneer and Xiaomi. These hardware offerings are paired with a growing amount of content via Blu-ray Discs and OTT services. Beginning January 2017, BT in the UK will deliver all of its Premiere Football League coverage in Dolby Atmos, while Comcast in the US has begun to deliver content in Dolby Atmos. We will continue to work with OEMs to expand the range of Dolby Audio-enabled hardware, and with content developers and distributors to expand the range of entertainment offerings that utilize our audio technologies.
Challenges: We must continue to present compelling reasons for consumers to demand our audio technologies wherever they enjoy premium content. To the extent that OEMs do not incorporate our technologies in current and forthcoming products, our future revenue could be impacted.
Mobile
Highlights: Our mobile market experienced growth of 16 percent in the current fiscal quarter, primarily driven by expansion of our patent licensing programs from both existing and new customers. Aside from Apple in whose ecosystem we are now fully incorporated, we continue to focus on driving further adoption of our technologies across other major mobile ecosystems - Android, Windows and Amazon. Collectively, these platforms facilitate delivery and enhanced consumption of Dolby-enabled content from a multitude of streaming services.
Challenges: Growth in this market is dependent on several factors, including our success in collaborating with manufacturers of mobile devices to incorporate our technologies, the development of and availability of Dolby content via various ecosystems, and the performance of the mobile device market as a whole.
Personal Computers
Highlights: At CES in January 2017, Lenovo announced a Legion gaming PC, which will be the first PC to support Dolby Atmos. And in December 2016, Microsoft announced support for Dolby Atmos on the Xbox One and Windows 10.
In the broader context, our technologies continue to enhance playback in both Mac and Windows operating systems including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through new types of content, including streaming video entertainment.
Challenges: In recent years, unit demand for PCs has experienced secular decline as consumer choices have shifted towards other devices such as tablets and mobile phones. This has caused downward pressure on our PC revenues. Furthermore, a decline in the portion of PCs that have optical disc functionality will have a negative impact on our ASPs.
PRODUCTS
Highlights: We offer servers and audio processors to enable the playback of content in cinemas. Our most advanced audio for the cinema is Dolby Atmos. As of the end of our current fiscal quarter, there were over 2,700 Dolby Atmos-enabled screens installed or committed to be installed, an increase of approximately 1,100 screens from the first quarter of fiscal 2016, and over 600 Dolby Atmos theatrical titles announced or released, an increase of approximately 200 titles from the first quarter of fiscal 2016.
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

NEW GROWTH INITIATIVES

Dolby Cinema™
Highlights: Launched in partnership with established movie theater exhibitors, Dolby Cinema is our premium cinema offering for moviegoers that combines Dolby Vision and Dolby Atmos at new or pre-existing venues. In total, 70 Dolby Cinema locations are now operational with locations projected to number 140 by the end of fiscal 2017. Of these, our largest partnership is with AMC which has opened 50 Dolby Cinema at AMC locations with plans to open 100 locations by the end of calendar 2017. In addition to AMC, exhibitors who feature Dolby Cinema include Wanda, the largest exhibitor in China, Cineplexx in Austria, and Vue (previously JT Bioscopen) in the Netherlands.
Dolby Cinema has also attracted strong interest from the creative community. Over 60 theatrical titles with Dolby Vision and Dolby Atmos have been announced or released with participation from every major studio. During the 2016 calendar year, the first full year for the Dolby Cinema program, nine of the ten highest-grossing films were optimized for Dolby Cinema.
Challenges: Although the premium large format sector of the cinema industry is currently growing, Dolby Cinema is in competition with other existing solutions. Our success with this initiative depends on our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience.

Dolby Vision™
Highlights: Dolby Vision TVs are now available globally, and the number of products using our technologies is growing. While Dolby Vision was available from only one partner a year ago, we now have ten TV OEM partners who have released or announced TVs with Dolby Vision. At CES in January 2017, Sony announced that its 2017 premium 4K HDR TVs will support Dolby Vision. In addition, LG, the world’s second largest TV manufacturer, announced that their 2017 OLED TVs will feature both Dolby Vision and Dolby Atmos which marks the first time that users can enjoy our premium audio and visual experience from a single product. LG's 2017 UHD TVs will also include Dolby Vision which complements their existing offerings that incorporate the imaging technology.
Other TV OEM partners include Vizio, the second largest TV manufacturer in the U.S. which includes Dolby Vision on three of their five lines, and TCL, the world’s third largest TV manufacturer, which supports Dolby Vision on four of their lines.

The availability of entertainment content in Dolby Vision continues to expand. At CES in January 2017, the first UHD Blu-ray players that will support Dolby Vision were on display from LG, Phillips and Oppo. Three major studios - Lionsgate, Universal and Warner Bros. - have committed to release Dolby Vision titles on Blu-ray. Additionally, we now have more than 90 movie titles and over 100 hours of original TV content available in Dolby Vision through our OTT streaming partners, which include Netflix and Amazon.
Challenges: The success of Dolby Vision will depend on the expansion of content in the key categories of theatrical releases, episodic and live content as well as gaming. This will drive the broad adoption of the technology into consumer devices, including mobile.

Dolby Voice®
Highlights: BT MeetMe with Dolby Voice, the premium audio conferencing solution we launched in global partnership with BT, continues to gain traction. Dolby Voice has been incorporated into Highfive, a cloud-based collaboration and video conferencing solution that is easy to install and use. And PGi, one of the largest providers of audio conferencing software and services, offers Dolby Voice on its iMeet offering, a full video and screen sharing chat solution. In concert with these partners, we are focused on driving adoption of Dolby Voice and the Dolby Conference Phone.
Challenges: Our success in this market will depend on the number of service providers and enterprise customers we are able to attract from competing solutions, and on the volume of usage and Dolby Conference Phones that we are able to sell.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis in our Fiscal 2016 Annual Report on Form 10-K filed with the SEC.

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
Our fiscal quarterly and annual reporting periods generally consist of 13 weeks and 52 weeks, respectively. However, our fiscal quarter-to-date period ended January 1, 2016 consisted of 14 weeks and our fiscal year ended September 30, 2016 consisted of 53 weeks. The occurrence of an additional week during the prior fiscal period resulted in proportionately higher operating expenses relative to the current fiscal period for compensation, depreciation and amortization.
Revenue and Gross Margin
Licensing
Licensing revenue consists of fees earned from licensing our technologies to customers who incorporate them into their products and services to enable and enhance audio, imaging and voice capabilities. The technologies that we license are either internally developed, acquired, or licensed from third parties. Our cost of licensing consists mainly of amortization of purchased intangible assets and intangible assets acquired in business combinations as well as third party royalty obligations paid to license IP that we then sublicense to our customers.

	Fiscal Quarter Ended		Change
Licensing	December 30, 2016	January 1, 2016	$	%
Revenue	$232,699	$211,129	$21,570	10%
Percentage of total revenue	87%	88%
Cost of licensing	8,121	6,533	1,588	24%
Gross margin	224,578	204,596	19,982	10%
Gross margin percentage	97%	97%

Quarter-To-Date: Q1 2017 vs. Q1 2016

Factor	Revenue		Gross Margin
Other	á	Higher revenues from Automotive recoveries, Voice Licensing, Dolby Cinema, and increased shipments of gaming consoles	ßà	No significant fluctuations
Broadcast	á	Higher volume of STBs, partially offset by lower recoveries
Mobile	á	Primarily due to higher revenue from patent licensing programs, including new customers
PC	á	Higher recoveries and higher volumes, partially offset by decreases due to timing of revenue under contractual arrangements
CE	â	Lower units of DVD players, HTIBs and Blu-ray units, partially offset by higher units of DMAs and soundbars

Products
Products revenue is generated from the sale of audio, imaging and voice products for the cinema, television broadcast, and communications industries. Cost of products consists of materials, labor and manufacturing overhead, amortization of certain intangible assets as well as third party royalty obligations paid to license IP.

	Fiscal Quarter Ended		Change
Products	December 30, 2016	January 1, 2016	$	%
Revenue	$28,211	$24,809	$3,402	14%
Percentage of total revenue	11%	10%
Cost of products	17,720	19,038	(1,318)	(7)%
Gross margin	10,491	5,771	4,720	82%
Gross margin percentage	37%	23%

Quarter-To-Date: Q1 2017 vs. Q1 2016

Factor	Revenue		Gross Margin
Cinema	á	Higher units of digital server and audio products and higher sales from extended warranty programs	á	Improved mix of products combined with lower charges from excess & obsolete inventory

Services
Services revenue consists of fees for production services, maintenance and support, mixing room alignment, equalization, as well as audio, color and light image calibration. Cost of services consists of personnel and personnel-related costs for providing our professional services, software maintenance and support, external consultants, and other direct expenses incurred on behalf of customers.

	Fiscal Quarter Ended		Change
Services	December 30, 2016	January 1, 2016	$	%
Revenue	$5,357	$4,876	$481	10%
Percentage of total revenue	2%	2%
Cost of services	4,126	4,195	(69)	(2)%
Gross margin	1,231	681	550	81%
Gross margin percentage	23%	14%

Quarter-To-Date: Q1 2017 vs. Q1 2016

Factor	Revenue		Gross Margin
Configuration & Post-Production	á	Primarily due to higher film mastering	á	Higher utilization of fixed costs due to higher production activities

Operating Expenses
Research & Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Quarter Ended		Change
	December 30, 2016	January 1, 2016	$	%
Research and development	$57,518	$53,328	$4,190	8%
Percentage of total revenue	22%	22%

Quarter-To-Date: Q1 2017 vs. Q1 2016

Category	Key Drivers
Compensation & Benefits	á	Higher headcount on new or existing R&D projects along with merit increases across the employee base

Sales & Marketing
S&M expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, marketing and promotional expenses for events such as trade shows and conferences, marketing campaigns, travel-related expenses, consulting fees, facilities costs, depreciation and amortization, information technology expenses, and legal costs associated with the protection of our IP.

	Fiscal Quarter Ended		Change
	December 30, 2016	January 1, 2016	$	%
Sales and marketing	$71,175	$74,454	$(3,279)	(4)%
Percentage of total revenue	27%	31%

Quarter-To-Date: Q1 2017 vs. Q1 2016

Category	Key Drivers
Marketing Programs	â	Impacted by the timing of promotional events and other marketing activities supporting our growth initiatives and lower costs associated with industry trade shows
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
Stock-Based Compensation	â	Decrease in award grants

General & Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change
	December 30, 2016	January 1, 2016	$	%
General and administrative	$41,540	$44,078	$(2,538)	(6)%
Percentage of total revenue	16%	18%

Quarter-To-Date: Q1 2017 vs. Q1 2016

Category	Key Drivers
Stock-Based Compensation	â	Decrease in award grants
Technology & Communications	á	Higher costs associated with IT-related projects
Depreciation & Amortization	â	Lower depreciation as assets that became fully-depreciated were only partially offset by new assets placed in service

Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change
Other Income/Expense	December 30, 2016	January 1, 2016	$	%
Interest income	$1,814	$1,297	$517	40%
Interest expense	(26)	(29)	3	(10)%
Other income/(expense), net	(199)	(972)	773	(80)%
Total	$1,589	$296	$1,293	437%

Quarter-To-Date: Q1 2017 vs. Q1 2016

Category	Key Drivers
Other Income/(Expense)	á	Decrease in other expense due primarily to lower currency translation losses and other expenses
Interest Income	á	Increase due to higher yields on our investment balances
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

	Fiscal Quarter Ended
	December 30, 2016	January 1, 2016
Provision for income taxes	$(14,082)	$(8,473)
Effective tax rate	20.8%	21.5%

Quarter-To-Date: Q1 2017 vs. Q1 2016

Factor	Impact On Effective Tax Rate
Foreign Operations	â	Increased benefit from foreign earned income
Tax Contingencies	â	Increased benefit from the settlement of a California state audit for the fiscal years 2008 through 2011
Federal R&D Credits	á	Decrease in discrete benefits from federal R&D credits

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of December 30, 2016, we had cash and cash equivalents of $512.8 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $515.2 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities.
Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of December 30, 2016, approximately $688 million, or 67%, was held by our foreign subsidiaries. This represented a $34 million increase from the $654 million that was held by our foreign subsidiaries as of September 30, 2016. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less the applicable foreign tax credits.
The following table presents selected financial information as of December 30, 2016 and September 30, 2016 (amounts displayed are in thousands):

	December 30, 2016	September 30, 2016
Cash and cash equivalents	$512,838	$516,112
Short-term investments	164,818	121,629
Long-term investments	350,360	393,904
Accounts receivable, net	81,393	75,688
Accounts payable and accrued liabilities	181,252	186,599
Working capital	603,845	546,647
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
Stock Repurchase Program. Our stock repurchase program was initiated in fiscal 2009, and since then we have completed approximately $1.1 billion of our stock repurchases.
Quarterly Dividend Program. During the first quarter of fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. Under the program, current quarterly dividends of $0.14 per share are paid on our Class A and Class B common stock to eligible stockholders of record for each respective dividend record date.
Cash Flows Analysis

For the following comparative analysis performed for each of the sections of the statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order according to the magnitude of their impact relative to the overall change (amounts displayed in thousands, except as otherwise noted).
Operating Activities

	Fiscal Quarter Ended
	December 30, 2016	January 1, 2016
Net cash provided by operating activities	$67,761	$67,395
Net cash provided by operating activities increased $0.4 million in the fiscal quarter-to-date period ended December 30, 2016 as compared to the fiscal quarter-to-date period ended January 1, 2016, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	á	Increase in total revenue
Working Capital	â	Net overall decrease primarily attributed to an increase in accounts receivable
Investing Activities

	Fiscal Quarter Ended
	December 30, 2016	January 1, 2016
Net cash used in investing activities	$(26,653)	$(79,952)
Capital expenditures	(22,576)	(24,368)
Net cash used in investing activities was $53.3 million lower in the fiscal quarter-to-date period ended December 30, 2016 as compared to the fiscal quarter-to-date period ended January 1, 2016, primarily due to the following:

Factor	Impact On Cash Flows
Acquisition Of Intangible Assets	â	Significant outflows in the first quarter of fiscal 2016 for the purchase of a patent portfolio
Proceeds From Investments	â	Lower inflows from the sale & maturity of marketable investment securities
Purchase Of Investments	á	Lower cash outflows for the purchase of marketable investment securities
Financing Activities

	Fiscal Quarter Ended
	December 30, 2016	January 1, 2016
Net cash used in financing activities	$(39,014)	$(51,330)
Repurchase of common stock	(25,001)	(39,449)
Net cash used in financing activities was $12.3 million lower in the fiscal quarter-to-date period ended December 30, 2016 as compared to the fiscal quarter-to-date period ended January 1, 2016, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	á	Lower outflows resulting from a decrease in the volume of common stock repurchases

Off-Balance Sheet Arrangements and Contractual Obligations
Our liquidity is not dependent upon the use of off-balance sheet financing arrangements, and we have not entered into any arrangements that are expected to have a material effect on liquidity or the availability of capital resources. Since the end of our most recent fiscal year ended September 30, 2016, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business. For additional details regarding our contractual obligations, see Note 12 “Commitments & Contingencies” to our unaudited interim condensed consolidated financial statements.
Indemnification Clauses
We are party to certain contractual agreements under which we have agreed to provide indemnification of varying scope and duration to the other party relating to our licensed IP. Historically, we have not made any payments for these indemnification obligations and no amounts have been accrued in our consolidated financial statements with respect to these obligations. Since the terms and conditions of the indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. For additional details regarding indemnification clauses within our contractual agreements, see Note 12 “Commitments & Contingencies” to our interim condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of December 30, 2016, we had cash and cash equivalents of $512.8 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $515.2 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At December 30, 2016, the weighted-average credit quality of our investment portfolio was AA, with a weighted-average maturity of approximately sixteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of December 30, 2016, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $6.1 million and $3.1 million, respectively.
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
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of December 30, 2016 and September 30, 2016, the outstanding derivative instruments had maturities of equal to or less than 31 and 38 days, respectively, and the total notional amounts of outstanding contracts were $24.0 million and $18.3 million, respectively. The fair values of these contracts were nominal as of December 30, 2016 and September 30, 2016, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of December 30, 2016. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $1.0 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $1.0 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Participants May Choose Among Alternative Technologies within Standards. Even when a standards-setting organization incorporates our technologies in an industry standard for a particular market, our technologies may not be the sole technologies adopted for that market. Furthermore, different standards may be adopted for different markets. Our operating results depend upon participants in that market choosing to adopt our technologies instead of competitive technologies that also may be acceptable under such standard. For example, the continued growth of our revenue from the broadcast market will depend upon both the continued global adoption of digital television generally, including in emerging markets, and the choice to use our technologies where it is one of several accepted industry standards.

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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of December 30, 2016, we had approximately 6,500 issued patents in addition to approximately 4,000 pending patent applications in more than 90 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2040.
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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 68% and 73% of our revenue was derived outside of the U.S. in the fiscal quarter ended December 30, 2016 and January 1, 2016, respectively. We are subject to a number of risks related to conducting business internationally, including:

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
Tax Rates and Liabilities. Changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or changes in tax laws or their interpretation could affect our future effective tax rates. We file income tax returns in the U.S. and in several U.S. state and foreign jurisdictions, and must use judgment in determining our worldwide provision for income taxes. For example, the following could affect our income taxes:

•	Earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Transfer pricing adjustments;

•	Tax effects of nondeductible compensation;

•	Tax costs related to intercompany realignments;

•	Any obligations or decisions to repatriate earnings from abroad earlier than anticipated;

•	Changes in accounting principles; or

•	Changes in tax laws and regulations in the countries in which we operate, including U.S. legislative changes.

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

STOCK-RELATED ISSUES
Controlling Stockholder. At December 30, 2016, the Dolby family and their affiliates owned 2,995,415 shares of our Class A common stock and 43,972,210 shares of our Class B common stock. As of December 30, 2016, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 88.8% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, and $200.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, and October 23, 2014, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate. For additional details on the increase announced on January 25, 2017, refer to Note 13 “Subsequent Events” to our interim condensed consolidated financial statements.
The following table provides information regarding our share repurchases made under program during the first quarter of fiscal 2017:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
October 1, 2016 - October 28, 2016	—	$—	—	$51.9 million
October 29, 2016 - November 25, 2016	425,500	47.04	425,500	$31.9 million
November 26, 2016 - December 30, 2016	105,965	46.95	105,965	$26.9 million
Total	531,465		531,465

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith
10.1*	Form of Global Stock Option Agreement under the 2005 Stock Plan				X
10.2*	Form of Executive Global Stock Option Agreement under the 2005 Stock Plan				X
10.3*	Form of Global Restricted Stock Unit Agreement under the 2005 Stock Plan				X
10.4*	Form of Executive Global Restricted Stock Unit Agreement under the 2005 Stock Plan				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*    Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 1, 2017

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)