Form 10-Q
period 2017-03-31
Dolby Laboratories, Inc.
filed 2017-05-03
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On April 28, 2017, the registrant had 57,958,551 shares of Class A common stock, par value $0.001 per share, and 44,073,597 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended March 31, 2017

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AFS	Available-For-Sale (Securities)
AOCI	Accumulated Other Comprehensive Income
APIC	Additional-Paid In-Capital
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
ATSC	Advanced Television Systems Committee
AVR	Audio/Video Receiver
CE	Consumer Electronics
CODM	Chief Operating Decision Maker
COGS	Cost Of Goods Sold
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVB	Digital Video Broadcasting
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FIFO	First-in, First-out
G&A	General & Administrative
HDR	High-Dynamic Range
HDTV	High Definition Television
HE AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
HFR	High Frame Rate
HTIB	Home Theater In-A-Box
IC	Integrated Circuit
IMB	Integrated Media Block
IP	Intellectual Property
IPO	Initial Public Offering
IPTV	Internet Protocol Television
IT	Information Technology
LCD	Liquid Crystal Display
LIFO	Last-in, Last-out
LP	Limited Partner/Partnership
ME	Multiple Element
NOL	Net Operating Loss
OCI	Other Comprehensive Income
ODD	Optical Disc Drive
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OLED	Organic Light-Emitting Diode
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant And Equipment
PSO	Performance-Based Stock Option
R&D	Research & Development
RSU	Restricted Stock Unit
S&M	Sales & Marketing
SERP	Supplemental Executive Retirement Plan
SoC	System(s)-On-A-Chip
STB	Set-Top Box
TAM	Total Available Market
TPE	Third Party Evidence
TSR	Total Stockholder Return
UHD	Ultra High Definition
U.S. GAAP	Generally Accepted Accounting Principles In The United States
VSOE	Vendor Specific Objective Evidence

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2017	September 30, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$532,508	$516,112
Restricted cash	5,752	3,645
Short-term investments	194,997	121,629
Accounts receivable, net of allowance for doubtful accounts of $3,258 and $2,370	88,216	75,688
Inventories	17,697	16,354
Prepaid expenses and other current assets	32,501	26,302
Total current assets	871,671	759,730
Long-term investments	326,800	393,904
Property, plant and equipment, net	471,095	443,656
Intangible assets, net	203,723	215,342
Goodwill	308,751	309,616
Deferred taxes	176,288	166,790
Other non-current assets	29,469	21,068
Total assets	$2,387,797	$2,310,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,062	$17,544
Accrued liabilities	179,029	169,055
Income taxes payable	25	2,304
Deferred revenue	23,940	24,180
Total current liabilities	213,056	213,083
Long-term deferred revenue	35,651	35,366
Other non-current liabilities	95,932	82,922
Total liabilities	344,639	331,371

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 57,702,863 shares issued and outstanding at March 31, 2017 and 57,018,362 at September 30, 2016	57	57
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 44,073,597 shares issued and outstanding at March 31, 2017 and 44,403,847 at September 30, 2016	44	44
Additional paid-in capital	37,459	42,032
Retained earnings	2,013,790	1,938,320
Accumulated other comprehensive (loss)	(14,708)	(10,197)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,036,642	1,970,256
Controlling interest	6,516	8,479
Total stockholders’ equity	2,043,158	1,978,735
Total liabilities and stockholders’ equity	$2,387,797	$2,310,106
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenue:
Licensing	$241,617	$249,336	$474,316	$460,465
Products	20,713	20,063	48,924	44,872
Services	5,144	4,941	10,501	9,817
Total revenue	267,474	274,340	533,741	515,154

Cost of revenue:
Cost of licensing	8,796	6,698	16,917	13,231
Cost of products	13,988	13,978	31,708	33,016
Cost of services	4,193	3,697	8,319	7,892
Total cost of revenue	26,977	24,373	56,944	54,139

Gross margin	240,497	249,967	476,797	461,015

Operating expenses:
Research and development	58,341	52,088	115,859	105,416
Sales and marketing	75,620	71,815	146,795	146,269
General and administrative	43,253	42,482	84,793	86,560
Restructuring charges	—	1,255	—	1,255
Total operating expenses	177,214	167,640	347,447	339,500

Operating income	63,283	82,327	129,350	121,515

Other income/expense:
Interest income	2,186	1,250	4,000	2,547
Interest expense	(37)	(33)	(63)	(62)
Other income/(expense), net	762	279	563	(693)
Total other income	2,911	1,496	4,500	1,792

Income before income taxes	66,194	83,823	133,850	123,307
Provision for income taxes	(15,467)	(16,278)	(29,549)	(24,751)
Net income including controlling interest	50,727	67,545	104,301	98,556
Less: net (income) attributable to controlling interest	(137)	(147)	(337)	(257)
Net income attributable to Dolby Laboratories, Inc.	$50,590	$67,398	$103,964	$98,299

Net income per share:
Basic	$0.50	$0.67	$1.02	$0.98
Diluted	$0.49	$0.66	$1.00	$0.97
Weighted-average shares outstanding:
Basic	101,787	100,456	101,635	100,600
Diluted	103,883	101,555	103,867	101,716

Related party rent expense:
Included in operating expenses	$793	$756	$1,575	$1,537
Included in net income attributable to controlling interest	$175	$174	$350	$350

Cash dividend declared per common share	$0.14	$0.12	$0.28	$0.24
Cash dividend paid per common share	$0.14	$0.12	$0.28	$0.24
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Net income including controlling interest	$50,727	$67,545	$104,301	$98,556
Other comprehensive income:
Currency translation adjustments, net of tax	4,445	2,872	(3,279)	2,122
Unrealized gains/(losses) on investments, net of tax	581	1,563	(1,438)	703
Comprehensive income	55,753	71,980	99,584	101,381
Less: comprehensive (income)/loss attributable to controlling interest	(192)	(1)	(131)	38
Comprehensive income attributable to Dolby Laboratories, Inc.	$55,561	$71,979	$99,453	$101,419
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 30, 2016	$101	$42,032	$1,938,320	$(10,197)	$1,970,256	$8,479	$1,978,735
Net income	—	—	103,964	—	103,964	337	104,301
Currency translation adjustments, net of tax of $666	—	—	—	(3,073)	(3,073)	(206)	(3,279)
Unrealized (losses) on investments, net of tax of $2	—	—	—	(1,438)	(1,438)	—	(1,438)
Distributions to controlling interest	—	—	—	—	—	(2,094)	(2,094)
Stock-based compensation expense	—	33,198	—	—	33,198	—	33,198
Repurchase of common stock	(1)	(49,999)	—	—	(50,000)	—	(50,000)
Cash dividends declared and paid on common stock	—	—	(28,494)	—	(28,494)	—	(28,494)
Tax benefit from employee stock plans	—	3,818	—	—	3,818	—	3,818
Common stock issued under employee stock plans	2	24,208	—	—	24,210	—	24,210
Tax withholdings on vesting of restricted stock	(1)	(15,798)	—	—	(15,799)	—	(15,799)
Balance at March 31, 2017	$101	$37,459	$2,013,790	$(14,708)	$2,036,642	$6,516	$2,043,158

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 25, 2015	$102	$17,571	$1,800,857	$(11,462)	$1,807,068	$8,939	$1,816,007
Net income	—	—	98,299	—	98,299	257	98,556
Currency translation adjustments, net of tax of $188	—	—	—	2,417	2,417	(295)	2,122
Unrealized gains on investments, net of tax of $(17)	—	—	—	703	703	—	703
Distributions to controlling interest	—	—	—	—	—	(214)	(214)
Stock-based compensation expense	—	35,466	—	—	35,466	—	35,466
Repurchase of common stock	(2)	(55,500)	(21,354)	—	(76,856)	—	(76,856)
Cash dividends declared and paid on common stock	—	—	(24,200)	—	(24,200)	—	(24,200)
Tax (deficiency) from employee stock plans	—	(1,369)	—	—	(1,369)	—	(1,369)
Common stock issued under employee stock plans	—	14,575	—	—	14,575	—	14,575
Tax withholdings on vesting of restricted stock	1	(10,743)	—	—	(10,742)	—	(10,742)
Balance at April 1, 2016	$101	$—	$1,853,602	$(8,342)	$1,845,361	$8,687	$1,854,048

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	March 31, 2017	April 1, 2016
Operating activities:
Net income including controlling interest	$104,301	$98,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,061	42,917
Stock-based compensation	33,198	35,466
Amortization of premium on investments	1,376	2,661
Excess tax benefit from exercise of stock options	(3,981)	(338)
Provision for doubtful accounts	1,010	1,228
Deferred income taxes	(8,856)	(5,709)
Other non-cash items affecting net income	160	498
Changes in operating assets and liabilities:
Accounts receivable	(13,538)	(1,727)
Inventories	(3,253)	(3,533)
Prepaid expenses and other assets	(11,280)	(6,979)
Accounts payable and other liabilities	495	(5,939)
Income taxes, net	11,089	(8,752)
Deferred revenue	85	8,495
Other non-current liabilities	480	22
Net cash provided by operating activities	155,347	156,866

Investing activities:
Purchase of investments	(98,789)	(200,944)
Proceeds from sales of investment securities	23,071	227,094
Proceeds from maturities of investment securities	66,171	59,053
Purchases of PP&E	(51,230)	(48,984)
Purchase of intangible assets	(5,250)	(105,270)
Change in restricted cash	(2,107)	(2,342)
Net cash used in investing activities	(68,134)	(71,393)

Financing activities:
Proceeds from issuance of common stock	24,210	14,575
Repurchase of common stock	(50,000)	(76,856)
Payment of cash dividend	(28,494)	(24,200)
Distribution to controlling interest	(2,094)	(214)
Excess tax benefit from exercise of stock options	3,981	338
Shares repurchased for tax withholdings on vesting of restricted stock	(15,799)	(10,742)
Net cash used in financing activities	(68,196)	(97,099)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,621)	902
Net increase/(decrease) in cash and cash equivalents	16,396	(10,724)
Cash and cash equivalents at beginning of period	516,112	531,926
Cash and cash equivalents at end of period	$532,508	$521,202

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$28,093	$39,227

Non-cash investing and financing activities:
Increase/(decrease) in PP&E purchases unpaid at period-end	$2,248	$(9,592)
Purchase consideration payable for acquisition	$—	$95

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
The results for the fiscal quarter ended March 31, 2017 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 29, 2017.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended March 31, 2017 and the 14 week period ended April 1, 2016. Our fiscal year ended September 30, 2016 (fiscal 2016) consisted of 53 weeks while our fiscal year ending September 29, 2017 (fiscal 2017) will consist of 52 weeks.

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
Inventory.  During the second quarter of fiscal 2017, we adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which affected reporting entities that measure inventory using FIFO or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. Adoption of this new standard did not result in any material changes to inventory and did not otherwise have any impact on our consolidated financial statements or notes thereto.
There have been no new accounting standards made effective or otherwise adopted during the current interim period that caused any changes to our significant accounting policies from those that were described in our Form 10-K for the prior fiscal year ended September 30, 2016.
Standards Not Yet Effective
Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. It requires an entity to, among others, recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, recognize certain direct costs associated with revenues and contract acquisition costs such as sales commissions, and make expanded disclosures. We may adopt the new standard by either the full retrospective method whereby the standard is applied to all periods presented or the modified retrospective method whereby the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance.
We are evaluating the impact on all of our revenue streams and currently believe the most significant changes upon adoption will be as follows:

•
A change from recognizing our royalty-based revenue in the quarter it is reported to us by our licensees to estimating royalty-based revenue earned from our licensees’ shipments in the reporting period with subsequent adjustments recorded as the royalties are reported.

•	Capitalizing applicable sales commissions that are direct and incremental to obtaining a contract.

•	A decrease in our deferred revenue balances.
We have not quantified the impact of the change in timing or the reduction in deferred revenue. We are currently evaluating our transition options. Although permitted, we do not intend to early-adopt the new standard, but we will adopt it beginning September 29, 2018.
Leases.  In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for leases. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for all long-term leases, which are those with terms in excess of twelve months. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee's recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. The ASU is effective for us beginning September 28, 2019, and must be applied using a modified retrospective approach. Early adoption is permitted, including adoption in an interim period. Upon adoption, we will recognize a lease liability and right-of-use asset for each of our long-term lease arrangements which currently exceed 40 as of the end of the second quarter of fiscal 2017. We currently intend to early adopt this new standard concurrently with the adoption of the new revenue recognition standard beginning September 29, 2018.
Share-Based Compensation.  In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. We will adopt the new standard beginning September 30, 2017. We are currently evaluating the impact of the standard on our consolidated financial statements.
Going Concern.  In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. The ASU is effective for us beginning September 29, 2018. Early adoption is permitted, including adoption in an interim period. We do not anticipate that the new standard will impact our consolidated financial statements.
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
Income Taxes: Intra-Entity Asset Transfers.  In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for us beginning September 29, 2018. Early adoption is permitted, including adoption in an interim period, and we do not anticipate that the new standard will impact our consolidated financial statements.
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

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of March 31, 2017 and September 30, 2016 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

	March 31, 2017	September 30, 2016
Trade accounts receivable	$78,755	$66,229
Accounts receivable from patent administration program customers	12,719	11,829
Accounts receivable, gross	91,474	78,058
Less: allowance for doubtful accounts	(3,258)	(2,370)
Total	$88,216	$75,688

Inventories

	March 31, 2017	September 30, 2016
Raw materials	$3,934	$3,526
Work in process	3,236	4,020
Finished goods	10,527	8,808
Total	$17,697	$16,354

Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. In addition to the amounts shown in the table above, we have included $2.0 million and $1.6 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of March 31, 2017 and September 30, 2016, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess and obsolete inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

	March 31, 2017	September 30, 2016
Prepaid expenses	$17,532	$13,440
Other current assets	10,510	11,578
Income tax receivable	4,459	1,284
Total	$32,501	$26,302
Accrued Liabilities

	March 31, 2017	September 30, 2016
Accrued royalties	$2,144	$1,939
Amounts payable to patent administration program partners	49,953	34,472
Accrued compensation and benefits	59,458	71,261
Accrued professional fees	7,896	6,528
Other accrued liabilities	59,578	54,855
Total	$179,029	$169,055
Other accrued liabilities include amounts accrued for unpaid PP&E additions of $21.2 million and $17.1 million as of March 31, 2017 and September 30, 2016, respectively.
Other Non-Current Liabilities

	March 31, 2017	September 30, 2016
Supplemental retirement plan obligations	$2,694	$2,540
Non-current tax liabilities	80,925	68,254
Other liabilities	12,313	12,128
Total	$95,932	$82,922

4. Investments & Fair Value Measurements
We use cash holdings to purchase investment grade securities diversified among security types, industries and issuers. All of our investment securities are measured at fair value, and are recorded within cash equivalents and both short-term and long-term investments in our consolidated balance sheets. With the exception of our mutual fund investments held in our SERP and classified as trading securities, all of our investment securities are classified as AFS securities.

Our investment securities primarily consist of municipal debt securities, corporate bonds, U.S. agency securities and commercial paper. In addition, our cash and cash equivalents also consist of highly-liquid money market funds. Consistent with our investment policy, none of our held municipal debt investments are supported by letters of credit or standby purchase agreements. Our cash and investment portfolio consists of the following (in thousands):

	March 31, 2017
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$522,850			$522,850
Cash equivalents:
Money market funds	9,498	—	—	9,498	9,498
Corporate bonds	160	—	—	160		160
Cash and cash equivalents	532,508	—	—	532,508	9,498	160	—

Short-term investments:
Certificate of deposit (1)	28,318	19	(6)	28,331		28,331
U.S. agency securities	2,715	—	(3)	2,712	2,712
Commercial paper	15,353	5	(1)	15,357		15,357
Corporate bonds	127,350	48	(109)	127,289		127,289
Municipal debt securities	21,312	2	(6)	21,308		21,308
Short-term investments	195,048	74	(125)	194,997	2,712	192,285	—

Long-term investments:
Certificate of deposit (1)	6,230	—	(2)	6,228		6,228
U.S. agency securities	24,809	—	(217)	24,592	24,592
Government bonds	22,994	4	(197)	22,801	22,801
Corporate bonds	228,406	322	(795)	227,933		227,933
Municipal debt securities	41,592	52	(57)	41,587		41,587
Other long-term investments (2)	3,282	377	—	3,659	377
Long-term investments	327,313	755	(1,268)	326,800	47,770	275,748	—

Total cash, cash equivalents, and investments	$1,054,869	$829	$(1,393)	$1,054,305	$59,980	$468,193	$—

Investments held in supplemental retirement plan:
Assets	2,792			2,792	2,792
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	2,792			2,792	2,792
Included in accrued liabilities & other non-current liabilities

(1)	Certificates of deposit include marketable securities, while those with a maturity in excess of one year as of March 31, 2017 are classified within long-term investments.

(2)
Other long-term investments as of March 31, 2017 include a marketable equity security of $0.4 million, and other investments that are not carried at fair value including an equity method investment of $0.8 million and two cost method investments of $2.0 million and $0.5 million.

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

Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for twelve months or greater as of March 31, 2017 and September 30, 2016 (in thousands):

	March 31, 2017				September 30, 2016
	Less Than 12 Months		12 Months Or Greater		Less Than 12 Months		12 Months Or Greater
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$14,412	$(8)	$—	$—	$—	$—	$—	$—
U.S. agency securities	27,304	(220)	—	—	22,988	(38)	—	—
Government bonds	19,799	(197)	—	—	—	—	—	—
Commercial paper	4,951	(1)	—	—	11,479	(10)	—	—
Corporate bonds	212,903	(904)	—	—	153,491	(280)	1,000	—
Municipal debt securities	33,902	(62)	1,250	(1)	35,625	(42)	4,615	(5)
Total	$313,271	$(1,392)	$1,250	$(1)	$223,583	$(370)	$5,615	$(5)
Although we had certain securities that were in an unrealized loss position as of March 31, 2017, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at either March 31, 2017 or September 30, 2016 to represent an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of March 31, 2017 and September 30, 2016, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	March 31, 2017		September 30, 2016
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$204,708	$204,655	$135,886	$135,884
Due in 1 to 2 years	219,732	219,571	225,679	225,953
Due in 2 to 3 years	104,297	103,570	164,339	164,583
Total	$528,737	$527,796	$525,904	$526,420

5. Property, Plant & Equipment
Property, plant and equipment are recorded at cost, with depreciation expense included in cost of licensing, cost of products, cost of services, R&D, S&M and G&A expenses in our consolidated statements of operations. PP&E consist of the following (in thousands):

	March 31, 2017	September 30, 2016
Land	$43,270	$43,325
Buildings and building improvements	276,916	251,700
Leasehold improvements	61,626	60,480
Machinery and equipment	94,917	88,943
Computer equipment and software	162,883	154,291
Furniture and fixtures	27,735	26,900
Equipment provided under operating leases	73,912	35,968
Construction-in-progress	6,520	32,576
Property, plant and equipment, gross	747,779	694,183
Less: accumulated depreciation	(276,684)	(250,527)
Property, plant and equipment, net	$471,095	$443,656

6. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 30, 2016	$309,616
Translation adjustments	(865)
Balance at March 31, 2017	$308,751
During the fiscal quarter ended December 30, 2016, we reorganized certain aspects of our internal business infrastructure primarily to integrate and align sales support more directly with our business units. In accordance with ASC Topic 350, we reviewed and reassigned our goodwill amongst our reporting units using a relative fair value allocation approach. Before doing so, we performed a “Step Zero” qualitative assessment during the quarter ended September 30, 2016 and determined that there was minimal risk of goodwill impairment in our pre-reorganization reporting units. Immediately after the reorganization, and related to our consolidated balance of goodwill of $307.1 million as of December 30, 2016, we initiated the "Step One" goodwill impairment assessment using a market approach and an income approach to value our reporting units. We completed this assessment as of March 31, 2017 and determined that there was no goodwill impairment. We did not incur any goodwill impairment losses in either the fiscal year-to-date period ended March 31, 2017 or April 1, 2016.
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	March 31, 2017			September 30, 2016
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$298,556	$(115,122)	$183,434	$293,824	$(101,711)	$192,113
Customer relationships	56,803	(37,006)	19,797	56,821	(34,113)	22,708
Other intangibles	22,694	(22,202)	492	22,716	(22,195)	521
Total	$378,053	$(174,330)	$203,723	$373,361	$(158,019)	$215,342
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
With regard to our purchase of intangible assets during the periods presented, the following table summarizes the consideration paid, the weighted-average useful lives over which the acquired assets will be amortized using the greater of either the straight-line basis or a ratio-to-revenue method, and the classification of their amortized expense in our consolidated statements of operations:

Fiscal Period	Total Purchase Consideration (1)	Weighted-Average Useful Life
	(in millions)	(in years)
Fiscal 2016
Q1 - Quarter ended January 1, 2016	$105.3	9.0
Q2 - Quarter ended April 1, 2016	None
	$105.3	9.0
Fiscal 2017
Q1 - Quarter ended December 30, 2016	None
Q2 - Quarter ended March 31, 2017	$5.3	18.0
	$5.3	18.0
(1) Amortization expense on the intangible assets from patent portfolio acquisitions is included within cost of revenue in our consolidated statements of operations.

Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D and S&M expenses in our consolidated statements of operations. Amortization expense was $8.4 million and $8.2 million in the second quarter of fiscal 2017 and 2016, respectively, and $16.8 million and $16.7 million in the fiscal year-to-date period ended March 31, 2017 and April 1, 2016, respectively. As of March 31, 2017, estimated amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2017	$14,076
2018	25,592
2019	25,008
2020	24,545
2021	24,518
Thereafter	89,984
Total	$203,723

7. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At March 31, 2017, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At March 31, 2017, we had 57,702,863 shares of Class A common stock and 44,073,597 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
Stock Incentive Plans
2005 Stock Plan.    In January 2005, our stockholders approved our 2005 Stock Plan, which our Board of Directors adopted in November 2004. The 2005 Stock Plan became effective on February 16, 2005, the day prior to the completion of our initial public offering. Our 2005 Stock Plan, as amended and restated, provides for the ability to grant incentive stock options, non-qualified stock options, restricted stock, RSUs, stock appreciation rights, deferred stock units, performance units, performance bonus awards and performance shares. A total of 46.0 million shares of our Class A common stock is authorized for issuance under the 2005 Stock Plan. For awards granted prior to February 2011, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as two shares for every one share returned. For those awards granted from February 2011 onward, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as 1.6 shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as 1.6 for every one share returned.
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
On December 15, 2016, we granted PSOs exercisable for an aggregate of up to 276,199 shares to our executive officers, all of which were outstanding as of March 31, 2017. On December 15, 2015, we granted PSOs exercisable for an aggregate of up to 419,623 shares to our executive officers, of which 397,748 were outstanding as of March 31, 2017.
The following table summarizes information about all stock options issued under our 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 30, 2016	8,690	$35.98
Grants	1,959	46.05
Exercises	(567)	33.06
Forfeitures and cancellations	(69)	37.70
Options outstanding at March 31, 2017	10,013	38.10	7.1	$143,411
Options vested and expected to vest at March 31, 2017	9,268	37.84	7.0	135,212
Options exercisable at March 31, 2017	5,195	$35.55	6.0	87,726

(1)	Aggregate intrinsic value is based on the closing price of our Class A common stock on March 31, 2017 of $52.41 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria, although no such awards had been granted as of March 31, 2017. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our Class A common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 30, 2016	2,872	$40.16
Granted	1,091	46.15
Vested	(1,000)	36.24
Forfeitures	(63)	39.18
Non-vested at March 31, 2017	2,900	$43.79

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
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Expected term (in years)	5.13	5.24	5.13	5.24
Risk-free interest rate	1.9%	1.5%	2.1%	1.7%
Expected stock price volatility	27.0%	30.1%	27.5%	29.8%
Dividend yield	1.2%	1.4%	1.1%	1.4%
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

The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Compensation Expense - By Type
Stock options	$4,575	$4,998	$9,378	$11,364
Restricted stock units	10,514	10,267	22,097	22,343
Employee stock purchase plan	894	821	1,723	1,759
Total stock-based compensation	15,983	16,086	33,198	35,466
Benefit from income taxes	(4,635)	(4,706)	(9,663)	(10,412)
Total stock-based compensation, net of tax	$11,348	$11,380	$23,535	$25,054

Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Compensation Expense - By Classification
Cost of products	$223	$219	$481	$499
Cost of services	123	114	257	243
Research and development	4,506	4,268	9,436	9,375
Sales and marketing	6,509	6,441	13,376	14,151
General and administrative	4,622	5,044	9,648	11,198
Total stock-based compensation	15,983	16,086	33,198	35,466
Benefit from income taxes	(4,635)	(4,706)	(9,663)	(10,412)
Total stock-based compensation, net of tax	$11,348	$11,380	$23,535	$25,054
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Tax benefit - shares issued under ESPP	$95	$28	$419	$123
Unrecognized Compensation Expense.    At March 31, 2017, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $39.0 million, which is expected to be recognized over a weighted-average period of 2.5 years. At March 31, 2017, total unrecorded compensation expense associated with RSUs expected to vest was approximately $90.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of March 31, 2017 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Total	$1,300,000

Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of March 31, 2017, the remaining authorization to purchase additional shares is approximately $201.9 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2017:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 30, 2016	531,465	$25,001	$47.02
Q2 - Quarter ended March 31, 2017	519,917	24,999	48.07
Total	1,051,382	$50,000

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend
In October 2014, our Board of Directors initiated a recurring quarterly dividend program for our stockholders. The following table summarizes dividend payments to be made under the program in relation to fiscal 2017:

Fiscal Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2017
Q1 - Quarter ended December 30, 2016	January 25, 2017	February 6, 2017	February 15, 2017	$0.14	$14.3 million
Q2 - Quarter ended March 31, 2017	April 26, 2017	May 8, 2017	May 16, 2017	$0.14	$14.3 million	(1)

(1)	The amount of the dividend payment is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended March 31, 2017			Fiscal Year-To-Date Ended March 31, 2017
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$(1,277)	$(18,402)	$(19,679)	$742	$(10,939)	$(10,197)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses) - investment securities	686		686	(1,474)		(1,474)
Foreign currency translation gains/(losses) (1)		4,989	4,989		(3,739)	(3,739)
Income tax effect - benefit/(expense)	(99)	(599)	(698)	3	666	669
Net of tax	587	4,390	4,977	(1,471)	(3,073)	(4,544)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) - investment securities (1)	(12)		(12)	34		34
Income tax effect - benefit/(expense) (2)	6		6	(1)		(1)
Net of tax	(6)	—	(6)	33	—	33
Net current-period other comprehensive (loss)	581	4,390	4,971	(1,438)	(3,073)	(4,511)
Ending Balance	$(696)	$(14,012)	$(14,708)	$(696)	$(14,012)	$(14,708)

	Fiscal Quarter Ended April 1, 2016			Fiscal Year-To-Date Ended April 1, 2016
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$(510)	$(12,413)	$(12,923)	$350	$(11,812)	$(11,462)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains - investment securities	1,401		1,401	242		242
Foreign currency translation gains (1)		3,173	3,173		2,229	2,229
Income tax effect - benefit/(expense)	(94)	(155)	(249)	105	188	293
Net of tax	1,307	3,018	4,325	347	2,417	2,764
Amounts reclassified from AOCI into earnings:
Realized gains - investment securities (1)	347		347	478		478
Income tax effect - (expense) (2)	(91)		(91)	(122)		(122)
Net of tax	256	—	256	356	—	356
Net current-period other comprehensive income	1,563	3,018	4,581	703	2,417	3,120
Ending Balance	$1,053	$(9,395)	$(8,342)	$1,053	$(9,395)	$(8,342)

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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$50,590	$67,398	$103,964	$98,299

Denominator:
Weighted-average shares outstanding—basic	101,787	100,456	101,635	100,600
Potential common shares from options to purchase common stock	1,513	748	1,448	674
Potential common shares from restricted stock units	583	351	784	442
Weighted-average shares outstanding—diluted	103,883	101,555	103,867	101,716

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.50	$0.67	$1.02	$0.98
Diluted	$0.49	$0.66	$1.00	$0.97

Antidilutive awards excluded from calculation:
Stock options	1,819	7,124	1,222	6,349
Restricted stock units	2	733	8	184

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
Unrecognized Tax Benefit
As of March 31, 2017, the total amount of gross unrecognized tax benefits was $87.4 million, of which $75.3 million, if recognized, would reduce our effective tax rate. As of September 30, 2016, the total amount of gross unrecognized tax benefits was $75.2 million, of which $62.1 million, if recognized, would reduce our effective tax rate. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Withholding taxes	$13,408	$12,406	$22,399	$22,188
Effective Tax Rate
Each period, the combination of different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions, that may occur in, but are not necessarily consistent between periods.

Our effective tax rate in the second quarter of fiscal 2017 was 23.4%, compared to 19.4% in the second quarter of fiscal 2016. The increase in our effective tax rate reflects a decrease in discrete benefits from the settlement of prior years' state audit, partially offset by increased benefits from a relative change in foreign earned income.
Our effective tax rate was 22.1% in the fiscal year-to-date period ended March 31, 2017, compared to 20.1% in the fiscal year-to-date period ended April 1, 2016. The increase in our effective tax rate reflects decreases in discrete benefits from the both R&D credits and settlement of prior years' state audit, partially offset by increased benefits from a relative change in foreign earned income.

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

12. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of March 31, 2017 (in thousands):

	Payments Due By Fiscal Period
	Remainder Of Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Naming rights	$—	$7,715	$7,811	$7,909	$8,008	$94,972	$126,415
Donation commitments	—	6,300	322	322	122	1,013	8,079
Operating leases	8,030	14,411	11,865	11,108	9,809	33,520	88,743
Purchase obligations	7,579	8,300	24,289	21,010	—	—	61,178
Total	$15,609	$36,726	$44,287	$40,349	$17,939	$129,505	$284,415
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

REVENUE GENERATION
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Revenue	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Licensing	90%	91%	89%	89%
Products	8%	7%	9%	9%
Services	2%	2%	2%	2%
Total	100%	100%	100%	100%
We license our technologies in approximately 50 countries, and our licensees distribute products that incorporate our technologies throughout the world. As shown in the table below, we generate the majority of our revenue from outside the United States. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters, products revenue is based on the destination to which we ship our products, and services revenue is based on the location where services are performed.

	Fiscal Year-To-Date Ended
Revenue By Geographic Location	March 31, 2017	April 1, 2016
United States	32%	29%
International	68%	71%
We have active licensing arrangements with over 550 electronics product OEMs and software developer licensees. As of March 31, 2017, we had approximately 7,000 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,000 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
Licensing
We license our technologies and IP to a range of customers who incorporate them into their products for enhanced audio and imaging functionality whether it be at home, at work, on mobile devices, or at the cinema. Our key technologies and IP are as follows:

Technology	Description
AAC & HE-AAC	An advanced digital audio codec solution with higher bandwidth efficiency used for a wide range of media applications such as TVs, STBs, PCs, gaming consoles, mobile devices and digital radio.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices, such as TVs, STBs, PCs, gaming consoles, and mobile devices.
Dolby® AC-4
A next-generation digital audio coding technology that is aimed at maximizing transmission efficiency while delivering new audio experiences to a wide range of playback devices, including TVs, STBs, PCs, and mobile devices.

Dolby Atmos®
An object-oriented audio technology for home theaters, cinema, device speakers, and headphones that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos is an immersive experience that can be provided via multiple Dolby audio coding technologies.

Dolby Digital®	A digital audio coding technology that provides multichannel sound to applications such as DVD players, TVs and STBs.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications such as TVs, STBs, Blu-ray Discs, PCs, and mobile devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications such as Blu-ray Discs and home theaters.
Dolby Vision™	An imaging technology combining HDR and an expanded color spectrum to deliver higher contrast, brighter highlights, and improved details for TV, cinema, and other consumer devices.
Dolby Voice®	An audio conferencing technology with superior spatial perception, voice clarity and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with higher bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.

The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016	Main Offerings Incorporating Our Technologies
Broadcast	44%	45%	45%	46%	STBs & Televisions
PC	15%	16%	15%	16%	Windows and macOS operating systems
CE	15%	14%	13%	14%	DMAs, Blu-ray Disc devices, AVRs, soundbars, DVDs & HTIBs
Mobile	11%	11%	11%	10%	Smartphones & tablets
Other	15%	14%	16%	14%	Gaming consoles, Auto DVD, Dolby Cinema, Dolby Voice
Total	100%	100%	100%	100%
We have various licensing models: a two-tier model, an integrated licensing model, a patent licensing model, and collaboration arrangements.
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
Integrated Licensing Model.    We also license our technologies to software operating system vendors and to certain other OEMs that act as combined implementation and system licensees. These licensees incorporate our technologies in their software used on PCs, in mobile applications, or in ICs they manufacture and incorporate into their products. As with the two-tier licensing model, the combined implementation and system licensee pays us an initial licensing fee in addition to royalties as determined by the mix of Dolby technologies used, the nature of the implementations, and the volume of products using our technologies that are shipped, and is subject to the same quality control evaluation process.
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
Collaboration Arrangements.
Dolby Cinema: We partner with exhibitors to create a premium cinema experience featuring Dolby Vision and Dolby Atmos at new and pre-existing venues. We receive a portion of box-office receipts from the installed theaters.

Dolby Voice: We enter into arrangements with audio and video conferencing providers where, in return for licensing our IP and know-how, we earn revenue based on access to our technology and services as well as on sales of the Dolby Voice Conference Phone (see "Products" below).
Settlements & Back Payments From Licensees: Licensing revenue recognized in any given quarter may include back payments and/or settlements with licensees. Within the Results of Operations section of Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," settlements and back payments are collectively referred to as "recoveries." Such recoveries have become a recurring element of our business and are particularly subject to fluctuation and unpredictability.
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

EXECUTIVE SUMMARY

We are focused on expanding our leadership by delivering dynamic new audio and visual technologies to the market. The increasing availability of Dolby Atmos across a broad array of devices coupled with the convergent uses of Dolby Atmos and Dolby Vision beyond Dolby Cinema and into consumer electronics create potential opportunities for increases in our consumer base and revenues.

The following are highlights of our second quarter of fiscal 2017 as well as challenges in key areas:
AUDIO LICENSING
Broadcast
Highlights: We have an established presence in developed markets and are focused on increased adoption of our technologies in emerging markets by working with country-specific operators and standards bodies to drive longer term growth.
During the second quarter, the first Dolby Atmos TVs were announced by LG and Xiaomi, expanding the presence of Dolby Atmos in the home.
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
Consumer Electronics
Highlights: Dolby Atmos is being adopted in an increasing range of devices including DMAs, AVRs, speakers and soundbars. The first Dolby Atmos soundbar came to market a year ago and there are now seven soundbars in the market from Onkyo, Pioneer, LG, Samsung, Yamaha and Phillips. These hardware offerings are paired with a growing array of content via Blu-ray Discs and OTT services as well as via other offerings such as BT's recent broadcast of 40 Premier League football matches and boxing in Dolby Atmos in the UK. We will continue to work with OEMs to expand the range of Dolby Audio-enabled hardware, and with content developers and distributors to expand the range of entertainment offerings that utilize our audio technologies.
Challenges: We must continue to present compelling reasons for consumers to demand our audio technologies wherever they enjoy entertainment content. To the extent that OEMs do not incorporate our technologies in current and forthcoming products, our future revenue could be impacted.
Mobile
Highlights: We have driven adoption of our technologies across the major mobile ecosystems - Apple, Android, Windows and Amazon. Collectively, these platforms facilitate delivery and enhanced consumption of Dolby-enabled content from a multitude of streaming services. We continue to expand the presence of Dolby Atmos on a number of mobile devices from partners such as Amazon, Lenovo, Le-Shi, ZTE, and Nokia.
Challenges: Growth in this market is dependent on several factors. With shorter product lifecycles, it is easier for mobile device OEMs to add or remove certain of our technologies from mobile devices. In addition, we must continuously collaborate with manufacturers of mobile devices to incorporate our technologies, and develop and distribute Dolby content via various ecosystems.
Personal Computers
Highlights: During the second quarter, Lenovo launched the world's first Windows gaming PC that supports Dolby Atmos. More broadly, our technologies continue to enhance playback in both Mac and Windows operating systems including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through new types of content, including streaming video entertainment.
Challenges: In recent years, unit demand for PCs has experienced secular decline as consumer choices have shifted towards other devices such as tablets and mobile phones. This has caused downward pressure on our PC revenues. Furthermore, a decline in the portion of PCs that have optical disc functionality will have a negative impact on our ASPs.
PRODUCTS
Highlights: We offer servers and audio processors to enable the playback of content in cinemas. Our most advanced audio for the cinema is Dolby Atmos. As of March 31, 2017, there were over 2,800 Dolby Atmos-enabled screens installed or committed to be installed, an increase of approximately 1,000 screens from the second quarter of fiscal 2016, and over 700 Dolby Atmos theatrical titles announced or released, an increase of approximately 250 titles from the second quarter of fiscal 2016.
Challenges: Demand for our cinema products is dependent upon industry and economic cycles along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new consumer audio and imaging experiences. To the extent that we do not make progress in these areas, or are faced with pricing pressures or competing technologies, our revenue may be adversely affected.

NEW GROWTH INITIATIVES

Dolby Cinema™
Highlights: Launched in partnership with established movie theater exhibitors, Dolby Cinema is our premium cinema offering for moviegoers that combines Dolby Vision and Dolby Atmos at new or pre-existing theaters. During the second quarter, we announced that Reel Cinemas plans to open multiple Dolby Cinema locations across its portfolio in the Middle East. In total, over 90 Dolby Cinema locations are now operational with an expectation that we will reach 140 by the end of fiscal 2017. Of these, our largest partnership is with AMC which has opened 70 Dolby Cinema at AMC locations with plans to open 100 locations by the end of calendar 2017. In addition to AMC, exhibitors who feature Dolby Cinema include Wanda, the largest exhibitor in China, Cineplexx in Austria, and Vue in the Netherlands.
Dolby Cinema has also attracted strong interest from the creative community; 85 theatrical titles with Dolby Vision and Dolby Atmos have been announced or released with participation from every major studio.
Challenges: Although the premium large format market of the cinema industry is currently growing, Dolby Cinema is in competition with other existing offerings. Our success with this initiative depends on our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience.

Dolby Vision™
Highlights: While Dolby Vision TVs were available from four partners a year ago, we now have ten TV OEM partners who have released or announced TVs with Dolby Vision. At CES in January 2017, Sony announced that its 2017 premium 4K HDR TVs will support Dolby Vision. In addition, LG, the world’s second largest TV manufacturer, began shipping their 2017 OLED TVs that feature both Dolby Vision and Dolby Atmos which marks the first time that users can enjoy our premium audio and visual experience from a single product. LG also features Dolby Vision in their full lineup of 2017 UHD TVs. Other TV OEM partners include Vizio, the second largest TV manufacturer in the U.S., and TCL, the world’s third largest TV manufacturer.
Dolby Vision has also expanded beyond the living room. At Mobile World Congress in March 2017, LG announced the G6, the first smartphone with Dolby Vision, with content support from Netflix and Amazon.
The availability of entertainment content in Dolby Vision continues to grow. During the second quarter, the first UHD Blu-ray players that will support Dolby Vision were announced from LG, Phillips and Oppo. Three major studios - Lionsgate, Universal and Warner Bros. - have committed to release Dolby Vision titles on Blu-ray. Additionally, there are movie titles and original TV content available in Dolby Vision through our OTT streaming partners, which include Vudu, Netflix, Amazon and Tencent.
Challenges: The success of Dolby Vision will depend on a number of factors, such as the expansion of available content, broader adoption of the technology into consumer devices, and market share capture from competing technologies.

Dolby Voice®
Highlights: During the second quarter, we launched a partnership with West, the world’s largest audio conferencing services provider. Along with BT MeetMe with Dolby Voice and PGi’s iMeet offering, we are expanding Dolby Voice’s availability to the global market for audio conferencing services.
We recently announced a partnership with BlueJeans, a leading video meetings platform, who will incorporate Dolby Voice into both their BlueJeans Huddle and BlueJeans onVideo offerings. We have also partnered with Highfive to incorporate Dolby Voice into their cloud-based conferencing solutions. These recent partnerships allow Dolby Voice to address an expanding array of use cases, including the huddleroom which is considered a growing market.
Challenges: Our success in this market will depend on the number of service providers and enterprise customers we are able to attract from competing solutions, and on the volume of usage of the service and Dolby Conference Phones that we are able to sell.

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
Our fiscal quarterly and annual reporting periods generally consist of 13 weeks and 52 weeks, respectively. However, our fiscal quarter ended January 1, 2016 consisted of 14 weeks and our fiscal year ended September 30, 2016 consisted of 53 weeks. The occurrence of an additional week during the prior fiscal year-to-date period resulted in proportionately higher operating expenses relative to the current fiscal year-to-date period for compensation, depreciation and amortization.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	March 31, 2017	April 1, 2016	$	%	March 31, 2017	April 1, 2016	$	%
Revenue	$241,617	$249,336	$(7,719)	(3)%	$474,316	$460,465	$13,851	3%
Percentage of total revenue	90%	91%			89%	89%
Cost of licensing	8,796	6,698	2,098	31%	16,917	13,231	3,686	28%
Gross margin	232,821	242,638	(9,817)	(4)%	457,399	447,234	10,165	2%
Gross margin percentage	96%	97%			96.43%	97%

Quarter-To-Date: Q2 2017 vs. Q2 2016

Factor	Revenue		Gross Margin
Broadcast	â	Lower recoveries, partially offset by higher STB units reported	â	Increase in cost of licensing primarily due to higher depreciation of Dolby Cinema equipment and amortization of newly-acquired assets
PC	â	Decrease primarily due to timing of revenue under contractual arrangements and lower recoveries
CE	á
Higher recoveries, higher revenue from patent licensing and higher shipments of soundbars and DMAs, partially offset by decreases due to timing of revenue under contractual arrangements and lower shipments of DVD players and HTIBs

Other	ßà	Higher revenues from automotive recoveries and Dolby Cinema, offset by lower revenue from Via Licensing and lower shipments of gaming consoles
Mobile	ßà	No significant fluctuations

Year-To-Date: Q2 2017 vs. Q2 2016

Factor	Revenue		Gross Margin
Other	á	Higher revenues from automotive recoveries and Dolby Cinema	â	Increase in cost of licensing primarily due to higher depreciation of Dolby Cinema equipment and amortization of newly-acquired assets
Mobile	á	Higher revenue from patent licensing programs, including new customers, partially offset by lower units reported
PC	â	Decrease due to timing of revenue under contractual arrangements, partially offset by higher units reported, higher revenue from patent licensing and higher recoveries
Broadcast	á	Higher STB units reported, partially offset by lower recoveries and pricing
CE	â	Lower shipments of DVD players, HTIBs and Blu-ray, partially offset by higher recoveries, revenue from patent licensing, and higher shipments of soundbars

Products
Products revenue is generated from the sale of audio, imaging and voice products for the cinema, television broadcast, and communications industries. Cost of products consists of materials, labor and manufacturing overhead, amortization of certain intangible assets as well as third party royalty obligations paid to license IP.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products	March 31, 2017	April 1, 2016	$	%	March 31, 2017	April 1, 2016	$	%
Revenue	$20,713	$20,063	$650	3%	$48,924	$44,872	$4,052	9%
Percentage of total revenue	8%	7%			9%	9%
Cost of products	13,988	13,978	10	—%	31,708	33,016	(1,308)	(4)%
Gross margin	6,725	6,085	640	11%	17,216	11,856	5,360	45%
Gross margin percentage	32%	30%			35%	26%

Quarter-To-Date: Q2 2017 vs. Q2 2016

Factor	Revenue		Gross Margin
Cinema	á	Higher units of digital server and audio products, partially offset by lower units of 3D glasses	á	Lower manufacturing costs partially offset by a less favorable product mix

Year-To-Date: Q2 2017 vs. Q2 2016

Factor	Revenue		Gross Margin
Cinema	á	Higher units of digital server and audio products and higher sales from extended warranty programs, partially offset by lower units of 3D glasses	á	Improved mix of products combined with lower manufacturing costs and lower charges from excess & obsolete inventory

Services
Services revenue consists of fees for production and licensing services, maintenance and support, mixing room alignment, equalization, as well as audio, color and light image calibration. Cost of services consists of personnel and personnel-related costs for providing our professional services, software maintenance and support, external consultants, and other direct expenses incurred on behalf of customers.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Services	March 31, 2017	April 1, 2016	$	%	March 31, 2017	April 1, 2016	$	%
Revenue	$5,144	$4,941	$203	4%	$10,501	$9,817	$684	7%
Percentage of total revenue	2%	2%			2%	2%
Cost of services	4,193	3,697	496	13%	8,319	7,892	427	5%
Gross margin	951	1,244	(293)	(24)%	2,182	1,925	257	13%
Gross margin percentage	18%	25%			21%	20%

Quarter-To-Date: Q2 2017 vs. Q2 2016

Factor	Revenue		Gross Margin
Configuration & Post-Production	ßà	No significant fluctuations	ßà	No significant fluctuations
Support & Other

Year-To-Date: Q2 2017 vs. Q2 2016

Factor	Revenue		Gross Margin
Configuration & Post-Production	ßà	No significant fluctuations	ßà	No significant fluctuations
Support & Other

Operating Expenses
Research & Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 31, 2017	April 1, 2016	$	%	March 31, 2017	April 1, 2016	$	%
Research and development	$58,341	$52,088	$6,253	12%	$115,859	$105,416	$10,443	10%
Percentage of total revenue	22%	19%			22%	20%

Quarter-To-Date: Q2 2017 vs. Q2 2016

Category	Key Drivers
Compensation & Benefits	á	Higher headcount on new or existing R&D projects along with merit increases across the employee base
Product Development	á	Increased funding of various research projects and initiatives aimed at developing new products and technologies

Year-To-Date: Q2 2017 vs. Q2 2016

Category	Key Drivers
Compensation & Benefits	á	Higher headcount on new or existing R&D projects along with merit increases across the employee base
Product Development	á	Increased funding of various research projects and initiatives aimed at developing new products and technologies

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 31, 2017	April 1, 2016	$	%	March 31, 2017	April 1, 2016	$	%
Sales and marketing	$75,620	$71,815	$3,805	5%	$146,795	$146,269	$526	—%
Percentage of total revenue	28%	26%			28%	28%

Quarter-To-Date: Q2 2017 vs. Q2 2016

Category	Key Drivers
Marketing Programs	á	Increase impacted by the timing of promotional events and other marketing activities
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base

Year-To-Date: Q2 2017 vs. Q2 2016

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
Marketing Programs	â	Decrease impacted by the timing of promotional events and other marketing activities, partially offset by higher costs associated with industry trade shows
Technology & Communications	â	Lower costs associated with IT-related projects
Stock-Based Compensation	â	Decrease in award grants

General & Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 31, 2017	April 1, 2016	$	%	March 31, 2017	April 1, 2016	$	%
General and administrative	$43,253	$42,482	$771	2%	$84,793	$86,560	$(1,767)	(2)%
Percentage of total revenue	16%	15%			16%	17%

Quarter-To-Date: Q2 2017 vs. Q2 2016

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
Legal, Professional & Consulting	á	Higher costs associated with patent filings and other various legal activities
Facilities	â	Lower proportionate costs associated with our headquarters

Year-To-Date: Q2 2017 vs. Q2 2016

Category	Key Drivers
Stock-Based Compensation	â	Decrease in award grants
Facilities	â	Lower proportionate costs associated with our headquarters
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base

Restructuring
Restructuring charges recorded as operating expenses in our statement of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. The extent of our costs arising as a result of these actions, including fluctuations in related balances between fiscal periods, is based on the nature of activities under the various plans.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Other Income/Expense	March 31, 2017	April 1, 2016	$	%	March 31, 2017	April 1, 2016	$	%
Interest income	$2,186	$1,250	$936	75%	$4,000	$2,547	$1,453	57%
Interest expense	(37)	(33)	(4)	12%	(63)	(62)	(1)	2%
Other income/(expense), net	762	279	483	173%	563	(693)	1,256	(181)%
Total	$2,911	$1,496	$1,415	95%	$4,500	$1,792	$2,708	151%

Quarter-To-Date: Q2 2017 vs. Q2 2016

Category	Key Drivers
Interest Income	á	Increase due to higher yields on our investment balances

Year-To-Date: Q2 2017 vs. Q2 2016

Category	Key Drivers
Interest Income	á	Increase due to higher yields on our investment balances
Other Income/(Expense)	á	Decrease in other expense due primarily to lower currency translation losses and other expenses
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Provision for income taxes	$(15,467)	$(16,278)	$(29,549)	$(24,751)
Effective tax rate	23.4%	19.4%	22.1%	20.1%

Quarter-To-Date: Q2 2017 vs. Q2 2016

Factor	Impact On Effective Tax Rate
Tax Contingencies	á	Decreased benefit from the settlement of a state audit in the prior year
Foreign Operations	â	Increased benefit from foreign earned income

Year-To-Date: Q2 2017 vs. Q2 2016

Factor	Impact On Effective Tax Rate
Tax Contingencies	á	Decreased benefit from the settlement of a state audit in the prior year
Federal R&D Credits	á	Decrease in discrete benefits from federal R&D credits
Foreign Operations	â	Increased benefit from foreign earned income

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of March 31, 2017, we had cash and cash equivalents of $532.5 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $521.8 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities.
Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of March 31, 2017, approximately $732 million, or 69%, was held by our foreign subsidiaries. This represented a $78 million increase from the $654 million that was held by our foreign subsidiaries as of September 30, 2016. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less the applicable foreign tax credits.
The following table presents selected financial information as of March 31, 2017 and September 30, 2016 (amounts displayed are in thousands):

	March 31, 2017	September 30, 2016
Cash and cash equivalents	$532,508	$516,112
Short-term investments	194,997	121,629
Long-term investments	326,800	393,904
Accounts receivable, net	88,216	75,688
Accounts payable and accrued liabilities	189,091	186,599
Working capital	658,615	546,647
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
Shareholder Return
Since fiscal 2010, we have returned cash to stockholders through repurchases of Class A common stock under our repurchase program and our quarterly dividend program initiated in fiscal 2015. Refer to Note 7 "Stockholders' Equity & Stock-Based Compensation" to our interim condensed consolidated financial statements for a summary of dividend payments made under the program during fiscal 2017 and additional information regarding our stock repurchase program.
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $1.1 billion of stock repurchases.
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
Operating Activities

	Fiscal Year-To-Date Ended
	March 31, 2017	April 1, 2016
Net cash provided by operating activities	$155,347	$156,866
Net cash provided by operating activities decreased $1.5 million in the fiscal year-to-date period ended March 31, 2017 as compared to the fiscal year-to-date period ended April 1, 2016, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	â	Higher net income, more than offset by non-cash reconciling adjustments
Working Capital	â	Net overall decrease primarily attributed to an increase in accounts receivable and decrease in deferred revenue, partially offset by an increase in income tax liabilities
Investing Activities

	Fiscal Year-To-Date Ended
	March 31, 2017	April 1, 2016
Net cash used in investing activities	$(68,134)	$(71,393)
Capital expenditures	(51,230)	(48,984)
Net cash used in investing activities was $3.3 million lower in the fiscal year-to-date period ended March 31, 2017 as compared to the fiscal year-to-date period ended April 1, 2016, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds From Investments	â	Lower inflows from the sale & maturity of marketable investment securities
Purchase Of Investments	á	Lower outflows for the purchase of marketable investment securities
Acquisition Of Intangible Assets	á	Lower outflows for the purchase of patent portfolios
Financing Activities

	Fiscal Year-To-Date Ended
	March 31, 2017	April 1, 2016
Net cash used in financing activities	$(68,196)	$(97,099)
Repurchase of common stock	(50,000)	(76,856)
Net cash used in financing activities was $28.9 million lower in the fiscal year-to-date period ended March 31, 2017 as compared to the fiscal year-to-date period ended April 1, 2016, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	á	Lower outflows from decreases in common stock repurchases
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of March 31, 2017, we had cash and cash equivalents of $532.5 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $521.8 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At March 31, 2017, the weighted-average credit quality of our investment portfolio was AA, with a weighted-average maturity of approximately fourteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of March 31, 2017, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $5.5 million and $2.7 million, respectively.
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
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of March 31, 2017 and September 30, 2016, the outstanding derivative instruments had maturities of equal to or less than 32 and 38 days, respectively, and the total notional amounts of outstanding contracts were $21.7 million and $18.3 million, respectively. The fair values of these contracts were nominal as of March 31, 2017 and September 30, 2016, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of March 31, 2017. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $1.0 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $1.0 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Impact of PC Sales. Revenue from our PC market depends on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included on computers, through operating systems or otherwise, and the terms of any royalties or other payments we receive. We face challenges in the PC market, including:

•	Purchasing trends away from traditional PCs and toward computing devices without optical disc drives, such as ultrabooks and tablets, which trends we expect to continue;

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
Cinema Industry Risks. Revenue from Dolby Cinema and cinema product sales is subject to the pace of construction or upgrade of screens, the advent of new or competing technologies, consumer trends, and events or conditions in the cinema industry. Although we have invested, and expect to continue to invest, a substantial amount of time and resources developing Dolby Cinema and building our partnerships in connection with the launch of Dolby Cinema locations, this is a new market for us and we may not recognize a meaningful amount of revenue from these efforts in the near future, or at all, if Dolby Cinema is not ultimately successful. Additionally, we have collaborations with Wanda Cinema Line to open 100 Dolby Cinema locations in China and with Reel Cinemas to open ten locations in the Middle East, and we may face a number of risks in expanding Dolby Cinema in these and other new international markets. The royalties we receive from Dolby Cinema exhibitors are based on a portion of box-office receipts from the installed theaters, and the timing of such theater installations is dependent upon a number of factors beyond our control. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally. The success of Dolby Cinema depends in large part on our ability to differentiate our offering, deploy new sites in accordance with plans, provide a compelling experience, and attract and retain a viewing audience. In addition, a decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be negatively impacted.
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
INTELLECTUAL PROPERTY
Our business is dependent upon protecting our patents, trademarks, trade secrets, copyrights, and other IP rights, the loss or expiration of which may significantly impact our results of operations and financial condition. Effective IP rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. We also seek to maintain select IP as trade secrets, and third parties or our employees could intentionally or accidentally compromise the IP that we maintain as trade secrets. In addition, protecting our IP rights is costly and time consuming. We have taken steps in the past to enforce our IP rights and expect to do so in the future. However, it may not be practicable or cost effective for us to enforce our IP rights fully, particularly in some countries or where the initiation of a claim might harm our business relationships.
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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of March 31, 2017, we had approximately 7,000 issued patents in addition to approximately 4,200 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2040.
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
In the case of our patent coverage related to DD, some of our relevant patents have expired, but others continue to apply. DD is our solution that includes technology necessary to implement AC-3 as it has been updated over time. We have continued to innovate and develop intellectual property to support the standard and its implementation. Our customers use our DD implementation for quality, reliability, and performance, even in locations where we have not had applicable patent coverage. We derive a significant, but declining portion of our licensing revenue from for our DD technologies.
Many of our partners have adopted newer generations of our offerings such as DD+, and the range of products incorporating DD solutions is now limited to DVD players (but not Blu-ray players) and some TVs, STBs and soundbars. To continue to be successful, we must keep transitioning our DD licensees to our newer technologies, including our DD+ and Dolby AC-4 technologies.
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
Business Interruptions by Natural Disasters and Other Events Beyond Our Control. Although we maintain crisis management plans, our business operations are subject to interruption by natural disasters and catastrophic events beyond our control, including, but not limited to, earthquakes, hurricanes, typhoons, tropical storms, floods, tsunamis, fires, droughts, tornadoes, public health issues and pandemics, severe changes in climate, war, terrorism, and geo–political unrest and uncertainties. Additionally, several of our offices, including our corporate headquarters in San Francisco, are located in seismically active regions. Because we do not carry earthquake insurance for earthquake–related losses and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event.

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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 68% and 71% of our revenue was derived outside of the U.S. in the fiscal year-to-date period ended March 31, 2017 and April 1, 2016, respectively. We are subject to a number of risks related to conducting business internationally, including:

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

STOCK-RELATED ISSUES
Controlling Stockholder. At March 31, 2017, the Dolby family and their affiliates owned 2,588,840 shares of our Class A common stock and 43,972,210 shares of our Class B common stock. As of March 31, 2017, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 88.7% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, $200.0 million and $200.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, October 23, 2014 and January 25, 2017, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate.
The following table provides information regarding our share repurchases made under program during the second quarter of fiscal 2017:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
December 31, 2016 - January 27, 2017	—	$—	—	$226.9 million
January 28, 2017 - February 24, 2017	519,917	48.07	519,917	$201.9 million
February 25, 2017 - March 31, 2017	—	—	—	$201.9 million
Total	519,917		519,917

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith
10.1*	2005 Stock Plan (as amended and restated on February 7, 2017)	Current Report on Form 8–K	001–32431	February 9, 2017
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*    Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 3, 2017

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)