Form 10-Q
period 2017-06-30
Dolby Laboratories, Inc.
filed 2017-08-03
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On July 28, 2017, the registrant had 58,014,060 shares of Class A common stock, par value $0.001 per share, and 44,023,597 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended June 30, 2017

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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2017	September 30, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$592,616	$516,112
Restricted cash	6,187	3,645
Short-term investments	247,665	121,629
Accounts receivable, net of allowance for doubtful accounts of $3,279 and $2,370	82,102	75,688
Inventories	19,950	16,354
Prepaid expenses and other current assets	29,790	26,302
Total current assets	978,310	759,730
Long-term investments	303,320	393,904
Property, plant, and equipment, net	476,353	443,656
Intangible assets, net	196,494	215,342
Goodwill	309,911	309,616
Deferred taxes	178,466	166,790
Other non-current assets	30,252	21,068
Total assets	$2,473,106	$2,310,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,728	$17,544
Accrued liabilities	176,985	169,055
Income taxes payable	852	2,304
Deferred revenue	22,835	24,180
Total current liabilities	213,400	213,083
Long-term deferred revenue	36,123	35,366
Other non-current liabilities	101,204	82,922
Total liabilities	350,727	331,371

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 57,885,128 shares issued and outstanding at June 30, 2017 and 57,018,362 at September 30, 2016	57	57
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 44,073,597 shares issued and outstanding at June 30, 2017 and 44,403,847 at September 30, 2016	44	44
Additional paid-in capital	51,426	42,032
Retained earnings	2,075,559	1,938,320
Accumulated other comprehensive (loss)	(11,518)	(10,197)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,115,568	1,970,256
Controlling interest	6,811	8,479
Total stockholders’ equity	2,122,379	1,978,735
Total liabilities and stockholders’ equity	$2,473,106	$2,310,106
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenue:
Licensing	$278,106	$253,026	$752,422	$713,491
Products	22,569	20,638	71,493	65,510
Services	4,990	3,923	15,491	13,740
Total revenue	305,665	277,587	839,406	792,741

Cost of revenue:
Cost of licensing	12,711	6,620	29,628	19,851
Cost of products	14,910	14,098	46,618	47,114
Cost of services	4,504	3,903	12,823	11,795
Total cost of revenue	32,125	24,621	89,069	78,760

Gross margin	273,540	252,966	750,337	713,981

Operating expenses:
Research and development	59,631	54,977	175,490	160,393
Sales and marketing	73,480	74,234	220,275	220,503
General and administrative	44,497	42,570	129,290	129,130
Restructuring charges	—	(10)	—	1,245
Total operating expenses	177,608	171,771	525,055	511,271

Operating income	95,932	81,195	225,282	202,710

Other income/expense:
Interest income	2,511	1,464	6,511	4,011
Interest expense	(31)	(26)	(94)	(88)
Other income/(expense), net	(2,109)	(849)	(1,546)	(1,542)
Total other income	371	589	4,871	2,381

Income before income taxes	96,303	81,784	230,153	205,091
Provision for income taxes	(20,117)	(18,017)	(49,666)	(42,768)
Net income including controlling interest	76,186	63,767	180,487	162,323
Less: net (income) attributable to controlling interest	(143)	(139)	(480)	(396)
Net income attributable to Dolby Laboratories, Inc.	$76,043	$63,628	$180,007	$161,927

Net income per share:
Basic	$0.75	$0.63	$1.77	$1.61
Diluted	$0.73	$0.62	$1.73	$1.59
Weighted-average shares outstanding:
Basic	101,905	100,533	101,725	100,578
Diluted	104,222	102,677	103,986	101,979

Related party rent expense:
Included in operating expenses	$784	$778	$2,359	$2,315
Included in net income attributable to controlling interest	$176	$179	$526	$529

Cash dividend declared per common share	$0.14	$0.12	$0.42	$0.36
Cash dividend paid per common share	$0.14	$0.12	$0.42	$0.36
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net income including controlling interest	$76,186	$63,767	$180,487	$162,323
Other comprehensive income:
Currency translation adjustments, net of tax	3,267	(2,875)	(12)	(753)
Unrealized gains/(losses) on investments, net of tax	75	701	(1,363)	1,404
Comprehensive income	79,528	61,593	179,112	162,974
Less: comprehensive (income)/loss attributable to controlling interest	(295)	172	(426)	210
Comprehensive income attributable to Dolby Laboratories, Inc.	$79,233	$61,765	$178,686	$163,184
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 30, 2016	$101	$42,032	$1,938,320	$(10,197)	$1,970,256	$8,479	$1,978,735
Net income	—	—	180,007	—	180,007	480	180,487
Currency translation adjustments, net of tax of $205	—	—	—	42	42	(54)	(12)
Unrealized losses on investments, net of tax of $22	—	—	—	(1,363)	(1,363)	—	(1,363)
Distributions to controlling interest	—	—	—	—	—	(2,094)	(2,094)
Stock-based compensation expense	—	48,940	—	—	48,940	—	48,940
Repurchase of common stock	(2)	(74,992)	—	—	(74,994)	—	(74,994)
Cash dividends declared and paid on common stock	—	—	(42,768)	—	(42,768)	—	(42,768)
Tax benefit from employee stock plans	—	4,558	—	—	4,558	—	4,558
Common stock issued under employee stock plans	2	47,763	—	—	47,765	—	47,765
Tax withholdings on vesting of restricted stock	—	(16,875)	—	—	(16,875)	—	(16,875)
Balance at June 30, 2017	$101	$51,426	$2,075,559	$(11,518)	$2,115,568	$6,811	$2,122,379

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 25, 2015	$102	$17,571	$1,800,857	$(11,462)	$1,807,068	$8,939	$1,816,007
Net income	—	—	161,927	—	161,927	396	162,323
Currency translation adjustments, net of tax of $476	—	—	—	(147)	(147)	(606)	(753)
Unrealized gains on investments, net of tax of $(26)	—	—	—	1,404	1,404	—	1,404
Distributions to controlling interest	—	—	—	—	—	(214)	(214)
Stock-based compensation expense	—	51,473	—	—	51,473	—	51,473
Repurchase of common stock	(2)	(84,852)	—	—	(84,854)	—	(84,854)
Cash dividends declared and paid on common stock	—	—	(36,256)	—	(36,256)	—	(36,256)
Tax (deficiency) from employee stock plans	—	(724)	—	—	(724)	—	(724)
Common stock issued under employee stock plans	2	44,066	—	—	44,068	—	44,068
Tax withholdings on vesting of restricted stock	—	(12,154)	—	—	(12,154)	—	(12,154)
Balance at July 1, 2016	$102	$15,380	$1,926,528	$(10,205)	$1,931,805	$8,515	$1,940,320

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	June 30, 2017	July 1, 2016
Operating activities:
Net income including controlling interest	$180,487	$162,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,543	63,829
Stock-based compensation	48,940	51,473
Amortization of premium on investments	2,077	3,288
Excess tax benefit from exercise of stock options	(4,881)	(1,313)
Provision for doubtful accounts	1,167	1,133
Deferred income taxes	(11,446)	(5,838)
Other non-cash items affecting net income	2,547	306
Changes in operating assets and liabilities:
Accounts receivable	(7,576)	8,798
Inventories	(6,840)	(6,024)
Prepaid expenses and other assets	(10,657)	(11,075)
Accounts payable and other liabilities	14,877	10,808
Income taxes, net	19,033	(1,612)
Deferred revenue	(560)	8,052
Other non-current liabilities	773	(193)
Net cash provided by operating activities	292,484	283,955

Investing activities:
Purchase of investments	(204,447)	(247,680)
Proceeds from sales of investment securities	36,579	242,141
Proceeds from maturities of investment securities	126,199	77,668
Purchases of PP&E	(81,668)	(77,079)
Purchase of intangible assets	(5,250)	(118,770)
Change in restricted cash	(2,542)	(2,737)
Net cash used in investing activities	(131,129)	(126,457)

Financing activities:
Proceeds from issuance of common stock	47,765	44,067
Repurchase of common stock	(74,994)	(84,854)
Payment of cash dividend	(42,768)	(36,256)
Distribution to controlling interest	(2,094)	(214)
Excess tax benefit from exercise of stock options	4,881	1,313
Shares repurchased for tax withholdings on vesting of restricted stock	(16,875)	(12,153)
Net cash used in financing activities	(84,085)	(88,097)

Effect of foreign exchange rate changes on cash and cash equivalents	(766)	(1,336)
Net increase in cash and cash equivalents	76,504	68,065
Cash and cash equivalents at beginning of period	516,112	531,926
Cash and cash equivalents at end of period	$592,616	$599,991

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$44,694	$50,235

Non-cash investing and financing activities:
Decrease in PP&E purchases unpaid at period-end	$(11,614)	$(13,911)
Purchase consideration payable for acquisition	$—	$95

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
The results for the fiscal quarter ended June 30, 2017 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 29, 2017.
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
Use of Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our unaudited interim condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include estimated selling prices for elements sold in ME revenue arrangements; valuation allowances for accounts receivable; carrying values of inventories and certain property, plant, and equipment, goodwill and intangible assets; fair values of investments; accrued liabilities including liabilities for unrecognized tax benefits, deferred income tax assets and liabilities, and stock-based compensation. Actual results could differ from our estimates.
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended June 30, 2017 and the 13 week period ended July 1, 2016. Our fiscal year ended September 30, 2016 (fiscal 2016) consisted of 53 weeks while our fiscal year ending September 29, 2017 (fiscal 2017) will consist of 52 weeks.

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
Standards Not Yet Effective
Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. Amongst the elements in the new standard are requirements for an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, recognize certain direct costs associated with revenues and contract acquisition costs, and make expanded disclosures.
We are evaluating the impact of adoption on all of our revenue streams. We believe that the following are the most significant changes that could occur:

•
Estimating and recording royalty-based revenue earned from our licensees’ shipments in the same period in which those shipments occurred, rather than recognizing our royalty-based revenue in the quarter in which it is reported to us by our licensees, which is typically in the quarter after those shipments have occurred;

•	Recording a one-time adjustment to retained earnings to reflect the loss of specified future revenues upon adoption;

•
For certain transactions that have extended payment and minimum commitment terms with no further performance obligations, recognizing licensing revenues on contract execution instead of when the amounts are due and payable by the customer;

•
Capitalizing sales commissions that are direct and incremental to obtaining a contract and amortizing those commissions commensurate with revenue recognition, instead of expensing such commissions as incurred.

We have not yet quantified the impact of these changes.
We may adopt the new standard by either the full retrospective method, whereby the standard is applied to all periods presented, or the modified retrospective method, whereby the standard is applied prospectively on the adoption date. We are currently evaluating our transition options. Although permitted, we do not intend to early-adopt the new standard, but will adopt it beginning September 29, 2018 (which is our first quarter of fiscal 2019).
Leases.  In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for leases. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for all long-term leases, which are those with terms in excess of twelve months. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee's recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. The ASU is effective for us beginning September 28, 2019, and must be applied using a modified retrospective approach. Early adoption is permitted, including adoption in an interim period. Upon adoption, we will recognize a lease liability and right-of-use asset for each of our long-term lease arrangements, which currently exceed 40 as of the end of the third quarter of fiscal 2017. We currently intend to early adopt this new standard concurrently with the adoption of the new revenue recognition standard beginning September 29, 2018.
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

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of June 30, 2017 and September 30, 2016 (amounts displayed in thousands, except as otherwise noted).

Accounts Receivable

	June 30, 2017	September 30, 2016
Trade accounts receivable	$70,594	$66,229
Accounts receivable from patent administration program customers	14,787	11,829
Accounts receivable, gross	85,381	78,058
Less: allowance for doubtful accounts	(3,279)	(2,370)
Total	$82,102	$75,688
Inventories

	June 30, 2017	September 30, 2016
Raw materials	$4,755	$3,526
Work in process	2,389	4,020
Finished goods	12,806	8,808
Total	$19,950	$16,354

Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. In addition to the amounts shown in the table above, we have included $2.0 million and $1.6 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of June 30, 2017 and September 30, 2016, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess and obsolete inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

	June 30, 2017	September 30, 2016
Prepaid expenses	$16,510	$13,440
Other current assets	10,311	11,578
Income tax receivable	2,969	1,284
Total	$29,790	$26,302
Accrued Liabilities

	June 30, 2017	September 30, 2016
Accrued royalties	$1,962	$1,939
Amounts payable to patent administration program partners	51,105	34,472
Accrued compensation and benefits	71,822	71,261
Accrued professional fees	5,685	6,528
Unpaid PP&E additions	6,359	17,100
Other accrued liabilities	40,052	37,755
Total	$176,985	$169,055
Other Non-Current Liabilities

	June 30, 2017	September 30, 2016
Supplemental retirement plan obligations	$2,820	$2,540
Non-current tax liabilities	85,792	68,254
Other liabilities	12,592	12,128
Total	$101,204	$82,922

4. Investments & Fair Value Measurements
We use cash holdings to purchase investment grade securities diversified among security types, industries, and issuers. All of our investment securities are measured at fair value, and are recorded within cash equivalents and both short-term and long-term investments in our consolidated balance sheets. With the exception of our mutual fund investments held in our SERP and classified as trading securities, all of our investment securities are classified as AFS securities.
Our investment securities primarily consist of municipal debt securities, corporate bonds, U.S. agency securities, and commercial paper. In addition, our cash and cash equivalents also consist of highly-liquid money market funds. Consistent with our investment policy, none of our held municipal debt investments are supported by letters of credit or standby purchase agreements. Our cash and investment portfolio consists of the following (in thousands):

	June 30, 2017
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$577,632			$577,632
Cash equivalents:
Money market funds	14,719	—	—	14,719	14,719
Certificate of deposit (1)	150	—	—	150		150
Municipal debt securities	115	—	—	115		115
Cash and cash equivalents	592,616	—	—	592,616	14,719	265	—

Short-term investments:
Certificate of deposit (1)	15,559	14	—	15,573		15,573
Government bonds	535	—	(3)	532	532
U.S. Agency securities	9,214	—	(30)	9,184	9,184
Commercial paper	20,596	2	(2)	20,596		20,596
Corporate bonds	177,039	67	(216)	176,890		176,890
Municipal debt securities	24,884	12	(6)	24,890		24,890
Short-term investments	247,827	95	(257)	247,665	9,716	237,949	—

Long-term investments:
Certificate of deposit (1)	24,046	8	(7)	24,047		24,047
U.S. agency securities	18,304	—	(195)	18,109	18,109
Government bonds	18,471	—	(184)	18,287	18,287
Corporate bonds	201,043	322	(611)	200,754		200,754
Municipal debt securities	37,799	34	(57)	37,776		37,776
Other long-term investments (2)	4,002	345	—	4,347	345
Long-term investments	303,665	709	(1,054)	303,320	36,741	262,577	—

Total cash, cash equivalents, and investments	$1,144,108	$804	$(1,311)	$1,143,601	$61,176	$500,791	$—

Investments held in supplemental retirement plan:
Assets	2,918			2,918	2,918
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	2,918			2,918	2,918
Included in accrued liabilities & other non-current liabilities

(1)	Certificates of deposit include marketable securities, while those with a maturity in excess of one year as of June 30, 2017 are classified within long-term investments.

(2)
Other long-term investments as of June 30, 2017 include a marketable equity security of $0.3 million, and other investments that are not carried at fair value including an equity method investment of $0.5 million and two cost method equity investments of $3.0 million and $0.5 million. During the third quarter of fiscal 2017, we recorded a write-off charge to reduce the carrying value of a cost method equity investment to zero in recognition of an other-than-temporary impairment.

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

(2)
Other long-term investments as of September 30, 2016 include a marketable equity security of $0.4 million, and other investments that are not carried at fair value including an equity method investment of $0.5 million and two cost method equity investments of $2.0 million and $0.5 million.

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

Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for twelve months or greater as of June 30, 2017 and September 30, 2016 (in thousands):

	June 30, 2017				September 30, 2016
	Less Than 12 Months		12 Months Or Greater		Less Than 12 Months		12 Months Or Greater
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$20,169	$(7)	$—	$—	$—	$—	$—	$—
U.S. agency securities	27,292	(225)	—	—	22,988	(38)	—	—
Government bonds	18,819	(187)	—	—	—	—	—	—
Commercial paper	3,999	(2)	—	—	11,479	(10)	—	—
Corporate bonds	217,429	(815)	2,399	(12)	153,491	(280)	1,000	—
Municipal debt securities	34,085	(63)	—	—	35,625	(42)	4,615	(5)
Total	$321,793	$(1,299)	$2,399	$(12)	$223,583	$(370)	$5,615	$(5)
Although we had certain securities that were in an unrealized loss position as of June 30, 2017, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at either June 30, 2017 or September 30, 2016 to represent an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of June 30, 2017 and September 30, 2016, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	June 30, 2017		September 30, 2016
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$251,614	$251,484	$135,886	$135,884
Due in 1 to 2 years	191,471	191,239	225,679	225,953
Due in 2 to 3 years	117,240	116,751	164,339	164,583
Total	$560,325	$559,474	$525,904	$526,420

5. Property, Plant, & Equipment
Property, plant, and equipment are recorded at cost, with depreciation expense included in cost of licensing, cost of products, cost of services, R&D, S&M, and G&A expenses in our consolidated statements of operations. PP&E consist of the following (in thousands):

	June 30, 2017	September 30, 2016
Land	$43,319	$43,325
Buildings and building improvements	279,876	251,700
Leasehold improvements	62,550	60,480
Machinery and equipment	94,317	88,943
Computer equipment and software	167,992	154,291
Furniture and fixtures	28,003	26,900
Equipment provided under operating leases	86,933	35,968
Construction-in-progress	4,616	32,576
Property, plant, and equipment, gross	767,606	694,183
Less: accumulated depreciation	(291,253)	(250,527)
Property, plant, and equipment, net	$476,353	$443,656

6. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 30, 2016	$309,616
Translation adjustments	295
Balance at June 30, 2017	$309,911
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
In addition, we completed our annual goodwill impairment assessment in the fiscal quarter ended June 30, 2017 related to our consolidation goodwill balance of $309.9 million. We determined, after performing a qualitative review, that it is more likely than not that the fair value of our reporting units are substantially in excess of their respective carrying amounts. Accordingly, there was no impairment, and the "Step One" goodwill impairment test was not required. We did not incur any goodwill impairment losses in either the fiscal year-to-date period ended June 30, 2017 or July 1, 2016.
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	June 30, 2017			September 30, 2016
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$299,274	$(122,393)	$176,881	$293,824	$(101,711)	$192,113
Customer relationships	56,828	(37,691)	19,137	56,821	(34,113)	22,708
Other intangibles	22,724	(22,248)	476	22,716	(22,195)	521
Total	$378,826	$(182,332)	$196,494	$373,361	$(158,019)	$215,342
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

Fiscal Period	Total Purchase Consideration (1)	Weighted-Average Useful Life
	(in millions)	(in years)
Fiscal 2016
Q1 - Quarter ended January 1, 2016	$105.3	9.0
Q2 - Quarter ended April 1, 2016	None
Q3 - Quarter ended July 1, 2016	$15.0	18.0
	$120.3	9.1
Fiscal 2017
Q1 - Quarter ended December 30, 2016	None
Q2 - Quarter ended March 31, 2017	$5.3	18.0
Q3 - Quarter ended June 30, 2017	None
	$5.3	18.0
(1) Amortization expense on the intangible assets from patent portfolio acquisitions is included within cost of revenue in our consolidated statements of operations.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D, and S&M expenses in our consolidated statements of operations. Amortization expense was $7.3 million and $8.2 million in the third quarter of fiscal 2017 and 2016, respectively, and $24.0 million and $24.9 million in the fiscal year-to-date period ended June 30, 2017 and July 1, 2016, respectively. As of June 30, 2017, estimated amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2017	$7,303
2018	25,485
2019	24,811
2020	24,348
2021	24,321
Thereafter	90,226
Total	$196,494

7. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At June 30, 2017, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At June 30, 2017, we had 57,885,128 shares of Class A common stock and 44,073,597 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
Stock Incentive Plans
2005 Stock Plan.    In January 2005, our stockholders approved our 2005 Stock Plan, which our Board of Directors adopted in November 2004. The 2005 Stock Plan became effective on February 16, 2005, the day prior to the completion of our initial public offering. Our 2005 Stock Plan, as amended and restated, provides for the ability to grant incentive stock options, non-qualified stock options, restricted stock, RSUs, stock appreciation rights, deferred stock units, performance units, performance bonus awards, and performance shares. A total of 46.0 million shares of our Class A common stock is authorized for issuance under the 2005 Stock Plan. For awards granted prior to February 2011, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as two shares for every one share returned. For those awards granted from

February 2011 onward, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as 1.6 shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as 1.6 for every one share returned.
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
On December 15, 2016, we granted PSOs to our executive officers exercisable for an aggregate of 276,199 shares at the target award amount, which would be exercisable for an aggregate of up to 345,248 shares at 125% of the target award amount. On December 15, 2015, we granted PSOs to our executive officers exercisable for an aggregate of 335,699 shares at the target award amount, which would be exercisable for an aggregate of up to 419,623 shares at 125% of the target award amount. As of June 30, 2017, PSOs exercisable for an aggregate of 571,398 shares at the target award amount, which would be exercisable for an aggregate of up to 714,246 shares at 125% of the target award amount, were outstanding.
The following table summarizes information about all stock options issued under our 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 30, 2016	8,690	$35.98
Grants	2,052	46.25
Exercises	(1,025)	34.66
Forfeitures and cancellations	(179)	37.26
Options outstanding at June 30, 2017	9,538	38.31	6.9	$102,312
Options vested and expected to vest at June 30, 2017	8,895	38.05	6.8	97,680
Options exercisable at June 30, 2017	5,099	$35.66	5.8	68,079

(1)	Aggregate intrinsic value is based on the closing price of our Class A common stock on June 30, 2017 of $48.96 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers, and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria, although no such awards had been granted as of June 30, 2017. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our Class A common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 30, 2016	2,872	$40.16
Granted	1,162	46.44
Vested	(1,062)	36.50
Forfeitures	(118)	39.62
Non-vested at June 30, 2017	2,854	$44.10
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Expected term (in years)	5.13	5.24	5.13	5.24
Risk-free interest rate	1.8%	1.2%	2.1%	1.7%
Expected stock price volatility	25.1%	30.1%	27.4%	29.8%
Dividend yield	1.1%	1.1%	1.1%	1.4%
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
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Compensation Expense - By Type
Stock options	$4,489	$4,980	$13,867	$16,344
Restricted stock units	10,349	10,080	32,446	32,423
Employee stock purchase plan	904	947	2,627	2,706
Total stock-based compensation	15,742	16,007	48,940	51,473
Benefit from income taxes	(4,568)	(4,655)	(14,231)	(15,067)
Total stock-based compensation, net of tax	$11,174	$11,352	$34,709	$36,406

Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Compensation Expense - By Classification
Cost of products	$229	$220	$710	$719
Cost of services	126	113	383	356
Research and development	4,551	4,243	13,987	13,618
Sales and marketing	6,187	6,451	19,563	20,602
General and administrative	4,649	4,980	14,297	16,178
Total stock-based compensation	15,742	16,007	48,940	51,473
Benefit from income taxes	(4,568)	(4,655)	(14,231)	(15,067)
Total stock-based compensation, net of tax	$11,174	$11,352	$34,709	$36,406
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Tax benefit - shares issued under ESPP	$367	$358	$786	$481
Unrecognized Compensation Expense.    At June 30, 2017, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $35.4 million, which is expected to be recognized over a weighted-average period of 2.4 years. At June 30, 2017, total unrecorded compensation expense associated with RSUs expected to vest was approximately $83.7 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of June 30, 2017 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Total	$1,300,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of June 30, 2017, the remaining authorization to purchase additional shares is approximately $177.0 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2017:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 30, 2016	531,465	$25,001	$47.02
Q2 - Quarter ended March 31, 2017	519,917	24,999	48.07
Q3 - Quarter ended June 30, 2017	485,179	24,994	51.50
Total	1,536,561	$74,994

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend
In October 2014, our Board of Directors initiated a recurring quarterly dividend program for our stockholders. The following table summarizes dividend payments to be made under the program in relation to fiscal 2017:

Fiscal Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2017
Q1 - Quarter ended December 30, 2016	January 25, 2017	February 6, 2017	February 15, 2017	$0.14	$14.3 million
Q2 - Quarter ended March 31, 2017	April 26, 2017	May 8, 2017	May 16, 2017	$0.14	$14.3 million
Q3 - Quarter ended June 30, 2017	July 24, 2017	August 7, 2017	August 15, 2017	$0.14	$14.3 million	(1)

(1)	The amount of the dividend payment is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended June 30, 2017			Fiscal Year-To-Date Ended June 30, 2017
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$(696)	$(14,012)	$(14,708)	$742	$(10,939)	$(10,197)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses) - investment securities	67		67	(1,407)		(1,407)
Foreign currency translation gains/(losses) (1)		3,576	3,576		(163)	(163)
Income tax effect - benefit/(expense)	17	(461)	(444)	20	205	225
Net of tax	84	3,115	3,199	(1,387)	42	(1,345)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) - investment securities (1)	(12)		(12)	22		22
Income tax effect - benefit/(expense) (2)	3		3	2		2
Net of tax	(9)	—	(9)	24	—	24
Net current-period other comprehensive (loss)	75	3,115	3,190	(1,363)	42	(1,321)
Ending Balance	$(621)	$(10,897)	$(11,518)	$(621)	$(10,897)	$(11,518)

	Fiscal Quarter Ended July 1, 2016			Fiscal Year-To-Date Ended July 1, 2016
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$1,053	$(9,395)	$(8,342)	$350	$(11,812)	$(11,462)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains - investment securities	695		695	937		937
Foreign currency translation losses (1)		(2,852)	(2,852)		(623)	(623)
Income tax effect - benefit/(expense)	(6)	288	282	99	476	575
Net of tax	689	(2,564)	(1,875)	1,036	(147)	889
Amounts reclassified from AOCI into earnings:
Realized gains - investment securities (1)	15		15	493		493
Income tax effect - (expense) (2)	(3)		(3)	(125)		(125)
Net of tax	12	—	12	368	—	368
Net current-period other comprehensive income	701	(2,564)	(1,863)	1,404	(147)	1,257
Ending Balance	$1,754	$(11,959)	$(10,205)	$1,754	$(11,959)	$(10,205)

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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$76,043	$63,628	$180,007	$161,927

Denominator:
Weighted-average shares outstanding—basic	101,905	100,533	101,725	100,578
Potential common shares from options to purchase common stock	1,571	1,372	1,494	839
Potential common shares from restricted stock units	746	772	767	562
Weighted-average shares outstanding—diluted	104,222	102,677	103,986	101,979

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.75	$0.63	$1.77	$1.61
Diluted	$0.73	$0.62	$1.73	$1.59

Antidilutive awards excluded from calculation:
Stock options	1,757	2,241	1,429	5,910
Restricted stock units	—	6	10	13

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
Unrecognized Tax Benefit
As of June 30, 2017, the total amount of gross unrecognized tax benefits was $91.9 million, of which $79.8 million, if recognized, would reduce our effective tax rate. As of September 30, 2016, the total amount of gross unrecognized tax benefits was $75.2 million, of which $62.1 million, if recognized, would reduce our effective tax rate. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Withholding taxes	$12,381	$11,540	$34,780	$33,728
Effective Tax Rate
Each period, the combination of different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions, that may occur in, but are not necessarily consistent between periods.

Our effective tax rate in the third quarter of fiscal 2017 was 20.9%, compared to 22.0% in the third quarter of fiscal 2016. The decrease in our effective tax rate reflects a benefit from the reduction of tax contingencies and the increased benefits from a relative change in foreign earned income.
Our effective tax rate was 21.6% in the fiscal year-to-date period ended June 30, 2017, compared to 20.9% in the fiscal year-to-date period ended July 1, 2016. The increase in our effective tax rate reflects decreases in discrete benefits from the both R&D credits and settlement of prior years' audit, partially offset by increased benefits from a relative change in foreign earned income.

11. Legal Matters
We are involved in various legal proceedings that occasionally arise in the normal course of business. These can include claims of alleged infringement of IP rights, commercial, employment, and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period, including as a result of required changes to our licensing terms, monetary penalties, and other potential consequences. However, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, any such amounts are either immaterial, or it is not possible to provide an estimated amount of any such potential losses.

12. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of June 30, 2017 (in thousands):

	Payments Due By Fiscal Period
	Remainder Of Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Naming rights	$—	$7,715	$7,811	$7,909	$8,008	$94,972	$126,415
Donation commitments	—	6,300	322	322	122	1,013	8,079
Operating leases	4,322	15,345	12,781	11,793	10,181	34,188	88,610
Purchase obligations	3,530	12,324	24,072	21,010	—	—	60,936
Total	$7,852	$41,684	$44,986	$41,034	$18,311	$130,173	$284,040
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
Donation Commitments.     Donation commitments primarily relate to a non-cancelable obligation entered into during fiscal 2014 to install and donate imaging and audio products to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California, and to provide maintenance services for fifteen years from its expected opening date in fiscal 2018, in exchange for various marketing, branding, and publicity benefits.
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
Investors and others should note that we disseminate information to the public about our company, our products, services and other matters through various channels, including our website (www.dolby.com), our investor relations website (http://investor.dolby.com), SEC filings, press releases, public conference calls, and webcasts, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information we make public through these channels, as such information could be deemed to be material information.
OVERVIEW
Dolby Laboratories creates audio and imaging technologies that transform entertainment and communications at the cinema, at home, at work, and on mobile devices. Founded in 1965, our strengths stem from expertise in digital signal processing and compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multiple offerings that enable more immersive sound for cinema, digital television transmissions and devices, OTT video services, DVD and Blu-ray Discs, gaming consoles, and mobile devices. Today, we derive the majority of our revenue from licensing our audio technologies. We also derive revenue from licensing our consumer imaging and communication technologies, as well as audio and imaging technologies for premium cinema offerings in collaboration with exhibitors. Finally, we provide products and services for a variety of applications in the cinema, broadcast, and communications markets.
OUR STRATEGY
Key elements of our strategy include:
Advancing the Science of Sight and Sound. We apply our understanding of the human senses, audio and imaging engineering to develop technologies aimed at improving how people experience and interact with their entertainment and communications content.
Providing Creative Solutions. We promote the use of our solutions as creative tools, and provide our products, services and technologies to filmmakers, sound mixers, and other production teams in their creative processes. Our tools help showcase the quality and impact of their efforts and intent, and this may generate market demand.
Delivering Superior Experiences. Our technologies and solutions optimize playback and communications so that users may enjoy sound and sight in Dolby, which results in a more rich, clear, and immersive experience.

REVENUE GENERATION
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Revenue	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Licensing	91%	91%	90%	90%
Products	7%	8%	8%	8%
Services	2%	1%	2%	2%
Total	100%	100%	100%	100%
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

	Fiscal Year-To-Date Ended
Revenue By Geographic Location	June 30, 2017	July 1, 2016
United States	38%	33%
International	62%	67%
We have active licensing arrangements with over 540 electronics product OEMs and software developer licensees. As of June 30, 2017, we had approximately 7,500 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,000 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
Licensing
We license our technologies and IP to a range of customers who incorporate them into their products for enhanced audio and imaging functionality whether it be at home, at work, on mobile devices, or at the cinema. Our key technologies and IP are as follows:

Technology	Description
AAC & HE-AAC	An advanced digital audio codec solution with higher bandwidth efficiency used for a wide range of media applications such as TVs, STBs, PCs, gaming consoles, mobile devices, and digital radio.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices, such as TVs, STBs, PCs, gaming consoles, and mobile devices.
Dolby® AC-4
A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences to a wide range of playback devices, including TVs, STBs, PCs, and mobile devices.

Dolby Atmos®
An object-oriented audio technology for home theaters, cinema, device speakers, and headphones that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos is an immersive experience that can be provided via multiple Dolby audio coding technologies.

Dolby Digital®	A digital audio coding technology that provides multichannel sound to applications such as DVD players, TVs, and STBs.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications such as TVs, STBs, Blu-ray Discs, PCs, and mobile devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications such as Blu-ray Discs and home theaters.
Dolby Vision™	An imaging technology combining HDR, an expanded color spectrum, and dynamic metadata to deliver higher contrast, brighter highlights, and improved details for TV, cinema, and other consumer devices.
Dolby Voice®	An audio conferencing technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.

The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016	Main Offerings Incorporating Our Technologies
Broadcast	37%	39%	42%	44%	STBs & Televisions
PC	17%	19%	16%	17%	Windows and macOS operating systems
CE	14%	13%	13%	14%	DMAs, Blu-ray Disc devices, AVRs, soundbars, DVDs, & HTIBs
Mobile	20%	18%	14%	13%	Smartphones & tablets
Other	12%	11%	15%	12%	Gaming consoles, Auto DVD, Dolby Cinema, Dolby Voice
Total	100%	100%	100%	100%
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
Patent Licensing Model.    We license our patents through patent pools which are arrangements between multiple patent owners to jointly offer and license pooled patents to licensees. We also license our patents directly to manufacturers that use our IP in their products. Finally, we generate service fees for managing patent pools on behalf of third party patent owners through our wholly-owned subsidiary, Via Licensing Corporation. By aggregating and offering pooled IP, patent pools deliver efficiencies that reduce transactional costs for both IP owners and licensees. The Via Licensing patent pools enable product manufacturers to efficiently and transparently secure patent licenses for audio coding, interactive television, digital radio, and wireless technologies. We offer our AAC, AVC, HE-AAC, HEVC, and other IP through patent licensing. Currently, most of our revenue earned from patent licensing relates to the licensing of AAC and HE-AAC technologies.
Collaboration Arrangements.
Dolby Cinema: We partner with exhibitors to create a premium cinema experience featuring Dolby Vision and Dolby Atmos at new and pre-existing venues. We receive a portion of box-office receipts from the installed theaters.

Dolby Voice: We enter into arrangements with audio and video conferencing providers where, in return for licensing our IP and know-how, we earn revenue based on access to our technology and services as well as on sales of the Dolby Conference Phone (see "Products" below).
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
Products revenue is derived primarily from sales of the following:

Product		Description
Cinema	Cinema Imaging Products
Digital Cinema Servers used to load, store, decrypt, decode, watermark, and playback digital media files for presentation on digital cinema projectors and software used to encrypt, encode, and package digital media files for distribution.

	Cinema Audio Products	Cinema processors, amplifiers and loudspeakers used to decode, render and optimally playback digital cinema soundtracks including those using Dolby Atmos.
Other	Dolby Conference Phone
An integral hardware component of the Dolby Voice conferencing solution that enhances productivity through superior sound, full-room voice capture, spatial voice separation, and touch-screen interface.

Other Products
3-D glasses and kits, broadcast hardware and software used to encode, transmit, and decode multiple channels of high quality audio for DTV and HDTV distribution, monitors, and accessibility solutions for hearing and visually impaired consumers.

Services
We offer various services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training and maintenance, mixing room alignment, equalization, as well as audio, color, and light image calibration.

EXECUTIVE SUMMARY

We are focused on expanding our leadership in audio entertainment, and delivering dynamic new audio and visual technologies to the market. Dolby Atmos and Dolby Vision, two of our newest technologies, are both featured in Dolby Cinemas around the world, providing stunning movie experiences. We also see continued adoption of these technologies in a growing number of consumer devices such as TVs, soundbars, and mobile devices. Beyond entertainment, we also offer Dolby Voice to significantly enhance the audio experience in conferencing applications. All of these provide opportunities to grow our revenues in new and diverse markets.

The following are highlights of our third quarter of fiscal 2017 as well as challenges in key areas:
AUDIO LICENSING
Broadcast
Highlights: We have an established presence in developed markets and are focused on increased adoption of our technologies in emerging markets by working with country-specific operators and standards bodies to drive longer term growth.
Throughout this year, we have seen new products introduced that incorporate our leading technologies, such as Dolby Atmos, Dolby Vision, and AC-4, which is our next generation audio technology for broadcast services. In the second quarter, the first Dolby Atmos TVs started shipping from LG. During the third quarter, both Samsung and LG started shipping TVs with AC-4. Along with these new product introductions, the availability of content in Dolby formats continues to grow. During the third quarter, for example, Netflix started streaming content in Dolby Atmos. We have also seen the beginnings of live sports being broadcast in our latest technologies, including certain Premier League soccer matches from BT in Dolby Atmos and the French Open from France Television in Dolby Atmos, AC-4, and Dolby Vision. Most recently, Sky UK also announced that it will broadcast a number of Premier League soccer matches in Dolby Atmos.
Challenges: To achieve growth and further adoption in emerging markets where conversion to digital television is still underway, our success will be impacted by a number of factors such as regional fragmentation of operators and regulators, and the pace of their decision-making and implementation. Further, in some emerging growth countries, such as China, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies.
Consumer Electronics
Highlights: Dolby Atmos continues to be adopted in a wide range of devices including AVRs, speakers, and soundbars. During the third quarter, Sony's first Dolby Atmos soundbar came to market. There are also Dolby Atmos soundbars available from leading OEMs such as Samsung and LG. These hardware offerings can be paired with a growing array of Dolby enabled content via OTT services and Blu-ray discs. Also during the third quarter, Microsoft launched HDMI support for Dolby Atmos on Windows and Xbox One, which enables playback on downstream Atmos devices such as soundbars and AVRs. We will continue to work with OEMs to expand the range of Dolby Audio-enabled hardware, and with content developers and distributors to expand the range of entertainment offerings that utilize our audio technologies.
Challenges: We must continue to present compelling reasons for consumers to demand our audio and visual technologies wherever they enjoy entertainment content. To the extent that OEMs do not incorporate our technologies in current and forthcoming products, our future revenue could be impacted.
Mobile
Highlights: DD+ is incorporated in Apple's iOS, and we continue to focus on adoption of our technologies across other major mobile ecosystems - Android, Windows, and Amazon. Collectively, these platforms facilitate delivery and enhanced consumption of Dolby-enabled content from a multitude of streaming services. Dolby Atmos is currently featured on a number of mobile devices from partners such as Amazon, Lenovo, and ZTE.
Challenges: Growth in this market is dependent on several factors. With shorter product lifecycles, it is easier for mobile device OEMs to add or remove certain of our technologies from mobile devices. Our success depends on our ability to address the ever changing use cases of mobile devices. In addition, we must continuously collaborate with manufacturers of mobile devices to incorporate our technologies, and develop and distribute Dolby content via various ecosystems.
Personal Computers
Highlights: During the third quarter, Huawei launched two new MateBook PCs that feature Dolby Atmos. We partnered with Huawei on the system design to help create a more immersive audio experience. In addition, we launched Dolby Atmos for Headphones, which delivers Dolby Atmos through any set of headphones through a Microsoft app store purchase. OEMs can pre-purchase and bundle Dolby Atmos for Headphones into their offerings. Plantronics announced that its most recent gaming headsets will include prepaid vouchers to download Dolby Atmos for Headphones on Windows and Xbox.
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
PRODUCTS
Highlights: We offer servers and audio processors and other related products to enable or enhance the playback of content in cinemas. Our most advanced audio for the cinema is Dolby Atmos. As of June 30, 2017, there were over 3,000 Dolby Atmos-enabled screens installed or committed to be installed, an increase of approximately 1,000 screens from the third quarter of fiscal 2016. Also, as of June 30, 2017, over 720 Dolby Atmos theatrical titles announced or released, an increase of approximately 230 titles from the third quarter of fiscal 2016.
Our most recent cinema product introductions include the IMS3000, a combined imaging and audio server, the Dolby Multichannel Amplifier, and our 3-Axis speaker.
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

NEW GROWTH INITIATIVES

Dolby Cinema™
Highlights: During the third quarter, we announced that Les cinémas Gaumont Pathé, the largest cinema chain operation in France, the Netherlands, and Switzerland, plans to open 10 Dolby Cinema locations in France and the Netherlands. Pathé joins a growing list of exhibitors who feature Dolby Cinema, such as AMC in the United States, Wanda and Jackie Chan Cinema in China, Cineplexx in Austria, Vue in the Netherlands, and Reel Cinemas in the Middle East. In total, over 100 Dolby Cinema locations are now operational compared to approximately 30 a year ago, and we have over 325 Dolby Cinema locations open or committed around the world. In addition, over 100 theatrical titles with Dolby Vision and Dolby Atmos have been announced or released with participation from every major studio.
Challenges: Although the premium large format market of the cinema industry is currently growing, Dolby Cinema is in competition with other existing offerings. Our success with this initiative depends on our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations.

Dolby Vision™

Highlights: Dolby Vision is included in TVs announced or released by most of the top OEMs, such as LG, Vizio, Sony, Philips, TCL, Skyworth, Hisense, Changhong, Loewe, and Sharp. Although Dolby Vision was initially featured in premium TV models, we have now seen a number of Dolby Vision TV models priced below $1,000, expanding the market opportunity of Dolby Vision. Dolby Vision has also expanded beyond the living room. In spring 2017, LG released the G6, the first smartphone with Dolby Vision, with content support from Netflix and Amazon.
The availability of entertainment content in Dolby Vision continues to grow. During the third quarter, the first UHD Blu-ray player that supports Dolby Vision was released by Oppo. Universal, Lionsgate, and Sony have released initial Dolby Vision titles on Blu-ray, and Warner Bros. and Paramount announced that they plan to release Dolby Vision titles on Blu-ray. Furthermore, Disney announced its first title in Dolby Vision and Dolby Atmos for the home, Guardians of the Galaxy 2. Additionally, there are movie titles and original TV content available in Dolby Vision through our OTT streaming partners, which include Vudu, Netflix, Amazon, and Tencent. Also during the third quarter, the first Dolby Vision game, Mass Effect: Andromeda, was released by EA.
Challenges: The success of Dolby Vision will depend on a number of factors, such as the expansion of available content, broader adoption of the technology into consumer devices beyond premium models, and competition from alternative technologies.

Dolby Voice®
Highlights: We continue to focus on expanding Dolby Voice’s availability to the global market for audio and video conferencing services. Our newest partner is BlueJeans, a leading video meetings platform, who will incorporate Dolby Voice into both their BlueJeans Huddle and BlueJeans onVideo offerings. Our partners include West, the world’s largest audio conferencing services provider, along with PGi, Highfive, and BT.
Challenges: Our success in this market will depend on the number of service providers and enterprise customers we are able to attract from competing solutions, the number of Dolby Conference Phones that we are able to sell, and on the volume of usage of the service.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis in our Fiscal 2016 Annual Report on Form 10-K filed with the SEC.

RESULTS OF OPERATIONS
For each line item included on our consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). Note that recovery payments received from licensees either in the form of back payments or settlements are collectively referred to as "recoveries."
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
Revenue and Gross Margin
Licensing
Licensing revenue consists of fees earned from licensing our technologies or patents to customers who incorporate them into their products and services to enable and enhance audio, imaging, and voice capabilities. The technologies and patents that we license are either internally developed, acquired, or licensed from third parties. Our cost of licensing consists mainly of amortization of purchased intangible assets and intangible assets acquired in business combinations, third party royalty obligations, and direct fees incurred.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	June 30, 2017	July 1, 2016	$	%	June 30, 2017	July 1, 2016	$	%
Revenue	$278,106	$253,026	$25,080	10%	$752,422	$713,491	$38,931	5%
Percentage of total revenue	91%	91%			90%	90%
Cost of licensing	12,711	6,620	6,091	92%	29,628	19,851	9,777	49%
Gross margin	265,395	246,406	18,989	8%	722,794	693,640	29,154	4%
Gross margin percentage	95%	97%			96%	97%

Quarter-To-Date: Q3 2017 vs. Q3 2016

Factor	Revenue		Gross Margin
Other	á	Higher revenues from recoveries and Dolby Cinema, partially offset by lower volume of gaming consoles	â	Increase in cost of licensing primarily due to higher fees, depreciation of Dolby Cinema equipment, and amortization of newly-acquired assets
Mobile	á	Higher revenues from recoveries and patent licensing
CE	á	Higher volume of DMAs and higher revenues from patent licensing and recoveries, partially offset by lower volumes of DVD players and HTIBs
Broadcast	á	Higher STB volume
PC	ßà	No significant fluctuations

Year-To-Date: Q3 2017 vs. Q3 2016

Factor	Revenue		Gross Margin
Other	á	Higher revenues from recoveries and Dolby Cinema	â	Increase in cost of licensing primarily due to higher fees, depreciation of Dolby Cinema equipment, and amortization of newly-acquired assets
Mobile	á	Higher revenues from recoveries and patent licensing, partially offset by lower volume
CE	á	Higher recoveries, revenue from patent licensing, and volumes of DMAs and soundbars, partially offset by lower volumes of DVD players, HTIBs, and Blu-ray
Broadcast	á	Higher STB volume, partially offset by lower recoveries and pricing
PC	â	Decrease due primarily to timing of revenue under contractual arrangements

Products
Products revenue is generated from the sale of audio, imaging, and voice products for the cinema, television broadcast, and communications industries. Cost of products consists of materials, labor and manufacturing overhead, amortization of certain intangible assets, as well as third party royalty obligations.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products	June 30, 2017	July 1, 2016	$	%	June 30, 2017	July 1, 2016	$	%
Revenue	$22,569	$20,638	$1,931	9%	$71,493	$65,510	$5,983	9%
Percentage of total revenue	7%	8%			8%	8%
Cost of products	14,910	14,098	812	6%	46,618	47,114	(496)	(1)%
Gross margin	7,659	6,540	1,119	17%	24,875	18,396	6,479	35%
Gross margin percentage	34%	32%			35%	28%

Quarter-To-Date: Q3 2017 vs. Q3 2016

Factor	Revenue		Gross Margin
Cinema	á	Higher units of digital server, and audio products, partially offset by lower units of 3D glasses	á	Improved mix of products, partially offset by higher excess & obsolescence charges

Year-To-Date: Q3 2017 vs. Q3 2016

Factor	Revenue		Gross Margin
Cinema	á	Higher units of digital server, and audio products, partially offset by lower units of 3D glasses	á	Improved mix of products and lower manufacturing costs

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Services	June 30, 2017	July 1, 2016	$	%	June 30, 2017	July 1, 2016	$	%
Revenue	$4,990	$3,923	$1,067	27%	$15,491	$13,740	$1,751	13%
Percentage of total revenue	2%	1%			2%	2%
Cost of services	4,504	3,903	601	15%	12,823	11,795	1,028	9%
Gross margin	486	20	466	2,330%	2,668	1,945	723	37%
Gross margin percentage	10%	1%			17%	14%

Quarter-To-Date: Q3 2017 vs. Q3 2016

Factor	Revenue		Gross Margin
Configuration & Post-Production	á	Primarily due to higher mastering services	á	Higher utilization of available capacity
Support & Other

Year-To-Date: Q3 2017 vs. Q3 2016

Factor	Revenue		Gross Margin
Configuration & Post-Production	á	Primarily due to higher mastering services	á	Higher utilization of available capacity
Support & Other

Operating Expenses
Research & Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 30, 2017	July 1, 2016	$	%	June 30, 2017	July 1, 2016	$	%
Research and development	$59,631	$54,977	$4,654	8%	$175,490	$160,393	$15,097	9%
Percentage of total revenue	20%	20%			21%	20%

Quarter-To-Date: Q3 2017 vs. Q3 2016

Category	Key Drivers
Compensation & Benefits	á	Higher headcount on R&D projects along with merit increases across the employee base

Year-To-Date: Q3 2017 vs. Q3 2016

Category	Key Drivers
Compensation & Benefits	á	Higher headcount on R&D projects along with merit increases across the employee base
Product Development	á	Increased funding of various research projects and initiatives aimed at developing new products and technologies

Sales & Marketing
S&M expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, marketing, and promotional expenses for events such as trade shows and conferences, marketing campaigns, travel-related expenses, consulting fees, facilities costs, depreciation and amortization, information technology expenses, and legal costs associated with the protection of our IP.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 30, 2017	July 1, 2016	$	%	June 30, 2017	July 1, 2016	$	%
Sales and marketing	$73,480	$74,234	$(754)	(1)%	$220,275	$220,503	$(228)	—%
Percentage of total revenue	24%	27%			26%	28%

Quarter-To-Date: Q3 2017 vs. Q3 2016

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
Marketing Programs	â	Lower costs associated with selected marketing efforts
Depreciation & Amortization	â	Lower amortization from acquired intangible assets

Year-To-Date: Q3 2017 vs. Q3 2016

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
Marketing Programs	â	Lower costs associated with selected marketing efforts
Legal, Professional & Consulting Fees	á	Higher costs associated with intellectual property related activities
Technology & Communications	â	Lower costs associated with IT-related projects
Depreciation & Amortization	â	Lower amortization from acquired intangible assets
Stock-Based Compensation	â	Decrease in award grants

General & Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 30, 2017	July 1, 2016	$	%	June 30, 2017	July 1, 2016	$	%
General and administrative	$44,497	$42,570	$1,927	5%	$129,290	$129,130	$160	—%
Percentage of total revenue	15%	15%			15%	16%

Quarter-To-Date: Q3 2017 vs. Q3 2016

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
Facilities	â	Lower costs associated with exiting prior facilities

Year-To-Date: Q3 2017 vs. Q3 2016

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
Facilities	â	Lower costs associated with exiting prior facilities
Stock-Based Compensation	â	Decrease in award grants

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Other Income/Expense	June 30, 2017	July 1, 2016	$	%	June 30, 2017	July 1, 2016	$	%
Interest income	$2,511	$1,464	$1,047	72%	$6,511	$4,011	$2,500	62%
Interest expense	(31)	(26)	(5)	19%	(94)	(88)	(6)	7%
Other income/(expense), net	(2,109)	(849)	(1,260)	148%	(1,546)	(1,542)	(4)	—%
Total	$371	$589	$(218)	(37)%	$4,871	$2,381	$2,490	105%

Quarter-To-Date: Q3 2017 vs. Q3 2016

Category	Key Drivers
Other Income/(Expense)	â	Increase in other expense due primarily to a non-cash $2M impairment of a cost method equity investment
Interest Income	á	Increase due to higher yields on our investment balances

Year-To-Date: Q3 2017 vs. Q3 2016

Category	Key Drivers
Interest Income	á	Increase due to higher yields on our investment balances
Other Income/(Expense)	ßà	Increase in other expense due primarily to a non-cash $2M impairment of a cost method equity investment, partially offset by lower currency translation losses and other expenses
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Provision for income taxes	$(20,117)	$(18,017)	$(49,666)	$(42,768)
Effective tax rate	20.9%	22.0%	21.6%	20.9%

Quarter-To-Date: Q3 2017 vs. Q3 2016

Factor	Impact On Effective Tax Rate
Tax Contingencies	â	Increased benefit from reduction of tax contingencies
Foreign Operations	â	Increased benefit from foreign earned income

Year-To-Date: Q3 2017 vs. Q3 2016

Factor	Impact On Effective Tax Rate
Tax Contingencies	á	Prior year benefit from the settlement of a state audit
Federal R&D Credits	á	Decrease in discrete benefits from federal R&D credits
Foreign Operations	â	Increased benefit from foreign earned income

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of June 30, 2017, we had cash and cash equivalents of $592.6 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $551.0 million, which consisted primarily of municipal debt securities, commercial paper, corporate bonds, and U.S. agency securities.
Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of June 30, 2017, approximately $805 million, or 70%, was held by our foreign subsidiaries. This represented a $151 million increase from the $654 million that was held by our foreign subsidiaries as of September 30, 2016. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less the applicable foreign tax credits.
The following table presents selected financial information as of June 30, 2017 and September 30, 2016 (amounts displayed are in thousands):

	June 30, 2017	September 30, 2016
Cash and cash equivalents	$592,616	$516,112
Short-term investments	247,665	121,629
Long-term investments	303,320	393,904
Accounts receivable, net	82,102	75,688
Accounts payable and accrued liabilities	189,713	186,599
Working capital	764,910	546,647
Capital Expenditures and Uses of Capital
Our capital expenditures consist of purchases of land, building, building fixtures, laboratory equipment, office equipment, computer hardware and software, leasehold improvements, and production and test equipment. Included in capital expenditures are amounts associated with Dolby Cinema locations. We continue to invest in sales and marketing, and R&D that contribute to the overall growth of our business and technological innovation.
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

Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (amounts displayed in thousands, except as otherwise noted).
Operating Activities

	Fiscal Year-To-Date Ended
	June 30, 2017	July 1, 2016
Net cash provided by operating activities	$292,484	$283,955
Net cash provided by operating activities increased $8.5 million in the fiscal year-to-date period ended June 30, 2017 as compared to the fiscal year-to-date period ended July 1, 2016, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	á	Higher net income, partially offset by non-cash reconciling adjustments
Working Capital	ßà	Increase in income tax liabilities, largely offset by an increase in accounts receivable and decrease in deferred revenue
Investing Activities

	Fiscal Year-To-Date Ended
	June 30, 2017	July 1, 2016
Net cash used in investing activities	$(131,129)	$(126,457)
Capital expenditures	(81,668)	(77,079)
Net cash used in investing activities was $4.7 million higher in the fiscal year-to-date period ended June 30, 2017 as compared to the fiscal year-to-date period ended July 1, 2016, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds From Investments	â	Lower inflows from the sale & maturity of marketable investment securities
Acquisition Of Intangible Assets	á	Lower outflows for the purchase of patent portfolios
Purchase Of Investments	á	Lower outflows for the purchase of marketable investment securities
Financing Activities

	Fiscal Year-To-Date Ended
	June 30, 2017	July 1, 2016
Net cash used in financing activities	$(84,085)	$(88,097)
Repurchase of common stock	(74,994)	(84,854)
Net cash used in financing activities was $4.0 million lower in the fiscal year-to-date period ended June 30, 2017 as compared to the fiscal year-to-date period ended July 1, 2016, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	á	Lower outflows from decreases in common stock repurchases
Dividend Payments	â	Higher outflows for the payment of our quarterly cash dividend to common stockholders primarily as a result of a $0.02 per share increase per quarter compared to the prior fiscal year
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of June 30, 2017, we had cash and cash equivalents of $592.6 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $551.0 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At June 30, 2017, the weighted-average credit quality of our investment portfolio was AA, with a weighted-average maturity of approximately fourteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of June 30, 2017, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $5.4 million and $2.7 million, respectively.
Foreign Currency Exchange Risk
We maintain business operations in foreign countries, most significantly in Australia, China, Germany, the Netherlands, Poland, and the United Kingdom. Additionally, a growing portion of our business is conducted outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar, most notably:

•	Australian Dollar

•	British Pound

•	Chinese Yuan

•	Euro

•	Indian Rupee

•	Japanese Yen

•	Korean Won

•	Polish Zloty

•	Russian Ruble

•	Swedish Krona
As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. The majority of our revenue generated from international markets is denominated in U.S. dollars, while the operating expenses of our foreign subsidiaries are predominantly denominated in local currencies. Therefore, our operating expenses will increase when the U.S. dollar weakens against the local currency and decrease when the U.S. dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our consolidated statements of operations. Our foreign operations are subject to the same risks present when conducting business internationally, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility, and other regulations and restrictions.
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of June 30, 2017 and September 30, 2016, the outstanding derivative instruments had maturities of equal to or less than 31 and 38 days, respectively, and the total notional amounts of outstanding contracts were $23.5 million and $18.3 million, respectively. The fair values of these contracts were nominal as of June 30, 2017 and September 30, 2016, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of June 30, 2017. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $1.2 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $1.2 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of June 30, 2017, we had approximately 7,500 issued patents in addition to approximately 4,300 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2040.
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
The political and economic instability created by the U.K.'s vote to leave the European Union has caused and may continue to cause significant volatility in global financial markets and the value of the Pound Sterling currency or other currencies, including the Euro. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical and/or operational implications on our business. The outcome of the referendum has also created uncertainty with regard to the regulation of data protection in the U.K. In particular, it is unclear whether following the exit of the U.K. from the European Union, the U.K. will enact its own form of the European General Data Protection Regulation that will apply to the personal data of U.K. residents. In addition, it is unclear how data transfers to and from the U.K. will be regulated.
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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 62% and 67% of our revenue was derived outside of the U.S. in the fiscal year-to-date period ended June 30, 2017 and July 1, 2016, respectively. We are subject to a number of risks related to conducting business internationally, including:

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

STOCK-RELATED ISSUES
Controlling Stockholder. At June 30, 2017, the Dolby family and their affiliates owned 1,886,990 shares of our Class A common stock and 43,972,210 shares of our Class B common stock. As of June 30, 2017, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 88.6% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
The following table provides information regarding our share repurchases made under program during the third quarter of fiscal 2017:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
April 1, 2017 - April 28, 2017	—	$—	—	$201.9 million
April 29, 2017 - May 26, 2017	485,179	51.50	485,179	$177.0 million
May 27, 2017 - June 30, 2017	—	—	—	$177.0 million
Total	485,179		485,179

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*    Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 2, 2017

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)