Form 10-K
period 2017-09-29
Dolby Laboratories, Inc.
filed 2017-11-16
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 29, 2017
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
Class B common stock, $0.001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 31, 2017 was $2.6 billion. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding at March 31, 2017. This calculation does not reflect a determination that such persons are affiliates for any other purposes. On October 27, 2017, the registrant had 59,415,802 shares of Class A common stock, par value $0.001 per share, and 42,873,597 shares of Class B common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 29, 2017. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

DOLBY LABORATORIES, INC.
FORM 10-K

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AFS	Available-For-Sale (Securities)
AOCI	Accumulated Other Comprehensive Income
APIC	Additional-Paid In-Capital
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
ATSC	Advanced Television Systems Committee
AVR	Audio/Video Receiver
CE	Consumer Electronics
CODM	Chief Operating Decision Maker
COGS	Cost Of Goods Sold
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVB	Digital Video Broadcasting
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FIFO	First-in, First-out
G&A	General & Administrative
HD	High Definition
HDR	High-Dynamic Range
HDTV	High Definition Television
HE AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
HFR	High Frame Rate
HTIB	Home Theater In-A-Box
IC	Integrated Circuit
IMB	Integrated Media Block
IP	Intellectual Property
IPO	Initial Public Offering
IPTV	Internet Protocol Television
IT	Information Technology
LCD	Liquid Crystal Display
LIFO	Last-in, First-out
LP	Limited Partner/Partnership
ME	Multiple Element
NOL	Net Operating Loss
OCI	Other Comprehensive Income
ODD	Optical Disc Drive
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OLED	Organic Light-Emitting Diode
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant, & Equipment
PSO	Performance-Based Stock Option
R&D	Research & Development
RSU	Restricted Stock Unit
S&M	Sales & Marketing
SERP	Supplemental Executive Retirement Plan
SoC	System(s)-On-A-Chip
STB	Set-Top Box
TAM	Total Available Market
TPE	Third Party Evidence
TSR	Total Stockholder Return
UHD	Ultra High Definition
U.S. GAAP	Generally Accepted Accounting Principles In The United States
VSOE	Vendor Specific Objective Evidence

Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; market growth opportunities and trends; our plans, strategies, and expected opportunities; future competition; our stock repurchase program; and our dividend policy. Use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar expressions indicates a forward-looking statement. Such forward-looking statements are based on management’s reasonable and current assumptions and expectations. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in Item 1A, “Risk Factors.” Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We disclaim any duty to update any of the forward-looking statements to conform our prior statements to actual results.

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
OUR STRATEGY
Key elements of our strategy include:
Advancing the Science of Sight and Sound. We apply our understanding of the human senses, audio, and imaging engineering to develop technologies aimed at improving how people experience and interact with their entertainment and communications content.
Providing Creative Solutions. We promote the use of our solutions as creative tools, and provide our products, services, and technologies to filmmakers, sound mixers, and other production teams in their creative processes. Our tools help showcase the quality and impact of their efforts and intent, and this may generate market demand.
Delivering Superior Experiences. Our technologies and solutions optimize playback and communications so that users may enjoy sound and sight in Dolby, which provide a more rich, clear, and immersive experience.
REVENUE GENERATION
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Year Ended
Revenue	September 29, 2017	September 30, 2016	September 25, 2015
Licensing	89%	89%	89%
Products	9%	9%	9%
Services	2%	2%	2%
Total	100%	100%	100%
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

	Fiscal Year Ended
Revenue By Geographic Location	September 29, 2017	September 30, 2016	September 25, 2015
United States	35%	31%	29%
International	65%	69%	71%
We have active licensing arrangements with over 550 electronics product OEM and software developer licensees.

Licensing
We license our technologies to a range of customers who incorporate them into their products for enhanced audio and imaging functionality whether it be at home, at work, on mobile devices, or at the cinema. Our key technologies are as follows:

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

Dolby Digital®	A digital audio coding technology that provides multichannel sound to applications such as DVD players, TVs, and STBs.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications such as TVs, STBs, Blu-ray Discs, PCs, and mobile devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications such as Blu-ray Discs and home theaters.
Dolby Vision™	An imaging technology combining HDR, an expanded color spectrum, and dynamic metadata to deliver higher contrast, brighter highlights, and improved details for TV, cinema, and other consumer devices.
Dolby Voice®	An audio conferencing technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of our licensing business and revenue for all periods presented:

	Fiscal Year Ended
Market	September 29, 2017	September 30, 2016	September 25, 2015	Main Offerings Incorporating Our Technologies
Broadcast	43%	46%	44%	STBs & Televisions
PC	15%	16%	17%	Windows and macOS operating systems
Mobile	13%	12%	13%	Smartphones & tablets
CE	13%	13%	14%	DMAs, Blu-ray Disc devices, AVRs, soundbars, DVDs, & HTIBs
Other	16%	13%	12%	Gaming consoles, Auto DVD, Dolby Cinema, Dolby Voice
Total	100%	100%	100%
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
Implementation licensees pay us a one-time, up-front fee per license. In exchange, the licensee receives a licensing package which includes information that is useful in implementing our technologies into their chipsets. Once implemented, the licensee sends us a sample chipset for quality control evaluation, and following our validation of the design, the licensee is permitted to sell the chipset for use solely to our network of system licensees.
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
Patent Licensing Model.    We license our patents through patent pools, which are arrangements between multiple patent owners to jointly offer and license pooled patents to licensees. We also license our patents directly to manufacturers that use our IP in their products. Finally, we generate service fees for managing patent pools on behalf of third party patent owners through our wholly-owned subsidiary, Via Licensing Corporation. By aggregating and offering pooled IP, patent pools deliver efficiencies that reduce transactional costs for both IP owners and licensees. The Via Licensing patent pools enable product manufacturers to efficiently and transparently secure patent licenses for audio coding, interactive television, digital radio, and wireless technologies. We offer our AAC, AVC, HE-AAC, HEVC, and other IP through patent licensing. Currently, most of our revenue earned from patent licensing relates to the licensing of AAC and HE-AAC technologies.
Collaboration Arrangements.
Dolby Cinema: We partner with exhibitors to deliver a premium cinema offering with Dolby Vision and Dolby Atmos at new and pre-existing venues. We receive a portion of box-office receipts from the installed theaters.
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
Digital Cinema Servers used to load, store, decrypt, decode, watermark, and playback digital film files for presentation on digital cinema projectors and software used to encrypt, encode, and package digital media files for distribution.

	Cinema Audio Products	Cinema Processors, amplifiers, and loudspeakers used to decode, render, and optimally playback digital cinema soundtracks including those using Dolby Atmos.
Other	Dolby Conference Phone
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

Services
We provide PCS for products sold and equipment installed at Dolby Cinema theaters operated by exhibitor partners, and support the implementation of our technologies into products manufactured by our licensees. We also offer various services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training and maintenance, mixing room alignment, equalization, as well as audio, color, and light image calibration.

INTELLECTUAL PROPERTY
We have a substantial base of IP assets, including patents, trademarks, copyrights, and trade secrets developed based on our technical expertise.
As of September 29, 2017, we had approximately 8,100 issued patents and approximately 4,200 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through May 2042.
Some of our patents relating to DD technologies have expired, and others will expire over the next several years. While in the past we derived a significant portion of our licensing revenue from our DD technologies, this is no longer the case as revenues attributed to DD technologies have declined and are expected to continue to decline. The primary products where DD is widely used include DVD players (but not Blu-ray players), TVs, and STBs. We have transitioned a number of our DD licensees to DD+ technologies, an extension of our DD technologies, whose patents generally expire later than the DD patents. We are continuing to make progress in transitioning other DD licensees to DD+.
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
We protect our IP rights both domestically and internationally. From time to time, OEMs have failed to report or have underreported shipments of their products that incorporate our technologies. We have also had problems with implementation licensees selling ICs with our technologies to third parties that are not system licensees. We anticipate that such problems will continue to occur. Finally, we have taken steps in the past to enforce our IP rights and expect to continue to do so in the future.
Moreover, in certain countries, we have relatively few or no issued patents. For example, in China, Taiwan, and India, we have only limited patent protection for our Dolby technologies. Consequently, we may realize less revenue from those regions in the future. Maintaining or growing our licensing revenue in developing countries such as China, Taiwan, and India will depend in part on our ability to obtain patent rights in these countries, which is uncertain. Further, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is uncertain.
INDUSTRY STANDARDS
Several Dolby technologies have been adopted as the explicit or de facto industry standard for broadcast, discrete media, and online delivery in various markets worldwide.
Explicit industry standards are adopted through a standardization process whereby government entities, industry standards-setting bodies, trade associations, and others evaluate and then prescribe the use of a technology. For example, as global broadcast standards for digital, HD, and UHD television have developed, Dolby audio technologies have been adopted or mandated in various regions of the world, highlights of which are as follows:

•
DD+ and HE-AAC are mandated for use in terrestrial broadcast across many countries including France, Italy, the United Kingdom, Sweden, Germany, Poland, Turkey, and Russia. In addition, DD+ and HE-AAC are included in the digital terrestrial television specifications of emerging digital TV markets in Africa, South-East Asia, and India while operators in China have selected DD and DD+ as optional technologies for transmissions using the country’s digital terrestrial television specification. In mobile devices, HE-AAC is a de facto audio standard.

•	DD+ is the de facto technology used by a wide range of pay-TV operators and streaming services worldwide and is included in popular operating systems such as iOS and Windows.

•	DD is mandated for HD broadcast in multiple regions including North America and South Korea, and for DVD players on a global basis.

•
AC-4 is Dolby’s next generation of audio technology that has been adopted for implementation in certain regions by worldwide standards organizations including the DVB and ATSC. AC-4 has also been adopted or proposed in forthcoming regional and country standards. AC-4 is already being supported in certain TVs that are available worldwide from major manufacturers.

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
RESEARCH AND DEVELOPMENT
We conduct R&D activities at numerous locations both in the U.S. and internationally. Dolby’s history of producing innovative technology has created many forms of IP. When licensed from us, this IP generates revenue that enables us to fund and pursue further innovation.
For much of the Company's history, we focused the majority of our R&D resources on audio technologies. In recent years, we have expanded our efforts to identify and develop new technologies beyond a leading audio platform that comprises most of our revenue to include audio conferencing and imaging technologies. Each of these technologies can support many offerings, and we anticipate bringing new products to market in the future.
R&D expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Research & Development	$233,312	$219,607	$201,324
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
SALES AND MARKETING
Our marketing efforts focus on demonstrating how our solutions improve entertainment and communications experiences. We sell our solutions primarily using an internal sales organization to various customers in the markets where we operate. We promote our solutions and our brand through industry events such as trade-shows, film festivals, movie premieres, product launches, as well as through our website, public relations, direct marketing, co-marketing programs, and social media. In addition, we hold the naming rights to the Dolby Theatre, home to the Academy Awards® in Hollywood, California, where we showcase our technology and host high-profile events.
We maintain more than 20 sales offices in key regions around the globe. S&M expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Sales & Marketing	$296,661	$295,267	$279,174
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

In fiscal 2017 and 2016, we did not have any individual customers whose revenue exceeded 10% of our total revenue. One of our licensees, Samsung, accounted for approximately 12% of our total revenue in fiscal 2015, and primarily consisted of licensing revenue from our mobile and broadcast markets.
COMPETITION
The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Competitors in our respective fields include:

Licensing	Products	Services
Fraunhofer Institut Integrierte Schaltungen	Barco NV	Deluxe Entertainment Services Group Inc.
IMAX Corporation	Christie Digital Systems USA, Inc.	Sony Corporation
Koninklijke Philips Electronics NV	Cisco Systems	Technicolor
Qualcomm, Inc.	GDC Technology Limited	Xperi Corporation (acquired DTS, Inc. in December 2016)
Samsung	IMAX Corporation
Sony Corporation	MasterImage 3D, Inc.
Technicolor	Polycom Inc
Xperi Corporation (acquired DTS, Inc. in December 2016)	QSC Audio Products, LLC
Qube Cinema, Inc.
RealD, Inc.
Samsung (acquired Harman Group in March 2017)
Sony Corporation
Technicolor
Ultra Stereo Labs, Inc. (USL)
XpanD, Inc.
Xperi Corporation (acquired DTS, Inc. in December 2016)
Some of our current and future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, some of our current or potential competitors may have an advantage over us based on greater experience in certain technology markets. In addition, some of our current or potential competitors may be able to offer integrated systems in certain markets for entertainment technologies, including audio, imaging, and digital rights management technologies, which could make competing technologies that we develop or acquire obsolete. By offering an integrated system solution, these potential competitors may also be able to offer competing technologies at lower prices than we can, which could adversely affect our operating results.
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
Our technologies, products, and services span the audio and imaging sectors of several distinct and diverse industries, including the broadcasting, personal computer, mobile, consumer entertainment, gaming, cinema, and communications industries. The lack of a clear definition of the markets in which our products, services, and technologies are sold or licensed, the nature of our technologies, their potential use for various commercial applications, and the diverse nature of and lack of detailed reporting by our competitors, make it impracticable to quantify our position.

EMPLOYEES
As of September 29, 2017, we had 2,122 employees worldwide, of which 822 employees were based outside of the U.S. None of our employees are subject to a collective bargaining agreement.
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

REVENUE GENERATION

Markets We Target
Dependence on Sales by Licensees. Our licensing businesses depend on OEMs and other licensees to incorporate our technologies into their products. Our license agreements generally do not have minimum purchase commitments, are typically non-exclusive, and frequently do not require incorporation or use of our technologies. Our revenue will decline if our licensees choose not to incorporate our technologies into their products or if they sell fewer products incorporating our technologies.
Impact of PC Sales. Revenue from our PC market depends on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included on computers, through operating systems or otherwise, and the terms of any royalties or other payments we receive. We face challenges in the PC market, including:

•	Purchasing trends away from traditional PCs and toward computing devices without optical disc drives, such as mobile devices, which trends we expect to continue;

•
Because PC OEMs are required to pay us a higher per-unit royalty for Windows PCs that include optical disc playback functionality than Windows PCs that do not include such functionality, the continued decreasing inclusion of optical disc drives in Windows PCs will result in lower per-unit royalties;

•	PC software that includes our technologies on an unauthorized and infringing basis, for which we receive no royalty payments; and

•	Continued decreasing inclusion of independent software vendor media applications by PC OEMs.
Declines in Optical Disc Media. For many years, movies have been distributed, purchased, and consumed through optical disc media, such as DVD and Blu-ray Disc. However, the rapid advancement of online and mobile content delivery has resulted in a trend toward movie downloading and streaming services. We expect the shift away from optical disc media to online media content consumption to continue, resulting in decreased revenue from DVD and Blu-ray Disc players.
Mobile Industry Risks. Successful penetration of the mobile device market is important to our future growth. The mobile device market, particularly smartphones and tablets, is characterized by rapidly changing market conditions, frequent product introductions and intense competition based on features and price. Our technologies are not mandated as an industry standard for mobile devices. We must continually convince mobile device OEMs and end users of mobile devices of the value of our technologies. With shorter product lifecycles, it is easier for mobile device OEMs to add or remove our technologies from mobile devices than it is for TV OEMs and other hardware OEMs.
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
Cinema Industry Risks. Revenue from Dolby Cinema and cinema product sales is subject to the pace of construction or upgrade of screens, the advent of new or competing technologies, the willingness of movie studios to produce films in our Dolby Atmos and Dolby Vision formats, consumer trends, the box-office performance generally, and other events or conditions in the cinema industry. Although we have invested, and expect to continue to invest, a substantial amount of time and resources developing Dolby Cinema and building our partnerships in connection with the launch of Dolby Cinema locations, this is a relatively new market for us and we may not recognize a meaningful amount of revenue from these efforts in the near future, or at all, if new Dolby Cinema locations are not ultimately successful, or if there is a decrease in the performance of our existing locations. Additionally, we have collaborations with multiple exhibitors in foreign markets, including China and the Middle East, and we may face a number of risks in expanding Dolby Cinema in these and other new international markets. The revenue we receive from Dolby Cinema exhibitors are based on a portion of box-office receipts from the installed theaters, and the timing of such theater installations is dependent upon a number of factors beyond our control. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally. The success of Dolby Cinema depends in large part on our ability to differentiate our offering, deploy new sites in accordance with plans, provide a compelling experience, and attract and retain a viewing audience. In addition, a decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be negatively impacted.
Our revenue and associated demand from cinema product sales is dependent upon industry and economic cycles, along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. Furthermore, future growth of our cinema products business also depends upon new theater construction and entering into an equipment replacement cycle whereby previously purchased cinema products are upgraded or replaced. To the extent that we do not make progress in these areas, or are faced with pricing pressures, competing technologies, or other global macroeconomic challenges our revenue may be adversely impacted.

Customers and Distributors
Loss of Key Licensee or Customer. A small number of our licensees or customers may represent a significant percentage of our licensing, products, or services revenue. Although we generally have agreements with these licensees or customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit licensees from using competing technologies or customers from purchasing products and services from competitors. Customer demand for our technologies and products can shift quickly as many of our markets are rapidly evolving. As a result of our increased presence across consumer electronic device markets where our technologies are not mandated and are subject to significant competition, the risk that a large licensee may reduce or eliminate its use of our technologies has increased.
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
Consumer Spending Weakness. Weakness in general economic conditions may suppress consumer demand in our markets. Many of the products in which our technologies are incorporated are discretionary goods, such as PCs, TVs, STBs, Blu-ray Disc players, video game consoles, AVRs, mobile devices, in-car entertainment systems, and home-theater systems. Weakness in general economic conditions may also lead to licensees and customers becoming delinquent on their obligations to us or being unable to pay, resulting in a higher level of write-offs. Economic conditions may increase underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increase the unauthorized use of our technologies.
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

Industry Standards
The entertainment industry depends upon industry standards to ensure compatibility across delivery platforms and a wide variety of consumer entertainment products. We make significant efforts to design our products and technologies to address capability, quality, and cost considerations so that they either meet, or more importantly, are adopted as industry standards across the broad range of entertainment industry markets in which we participate, as well as the markets in which we hope to compete in the future. To have our products and technologies adopted as industry standards, we must convince a broad spectrum of standards-setting organizations throughout the world, as well as our major customers and licensees who are members of such organizations, to adopt them as such. The market for broadcast technologies has traditionally been heavily based on industry standards, often mandated by governments choosing from among alternative standards, and we expect this to continue to be the case in the future.
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
Being Part of a Standard May Limit Our Licensing Practices. When a standards-setting organization mandates our technologies, we generally must agree to license such technologies on a fair, reasonable, and non-discriminatory basis, which could limit our control over the use of these technologies. In these situations, we must often limit the royalty rates we charge for these technologies, and we may be unable to limit to whom we license such technologies or to restrict many terms of the license. We have in the past, and may in the future, be subject to claims that our licensing of industry standard technologies may not conform to the requirements of the standards-setting organization. Allegations such as these could be asserted in private actions seeking monetary damages and injunctive relief, or in regulatory actions. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies.

Royalty Reporting
Our operating results fluctuate based on the risks set forth in this section, as well as, among other factors, on:

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

Inaccurate Licensee Royalty Reporting. We generate licensing revenue primarily from OEMs who license our technologies and incorporate those technologies into their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to report their shipments accurately. However, we have difficulty independently determining whether our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We are regularly involved in discussions with third party technology licensees regarding license terms. Most of our license agreements permit us to audit our licensees’ records, and we routinely exercise these rights, but audits are generally expensive, time-consuming, and potentially detrimental to our ongoing business relationships with our licensees. In the past, licensees have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalties by our licensees. We have been able to obtain certain recovery payments from licensees (either in the form of back payments or settlements), and such recoveries have become a recurring element of our business; however, we are unable to predict with certainty the revenue that we may recover in the future or if we will be able to continue to obtain such recoveries at all.
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
Changes in Revenue Recognition Standard. In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. Amongst the elements in the new standard are requirements for an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and make expanded disclosures.

Under the new standard, our current practice of reporting revenue from per-unit royalty based arrangements one quarter in arrears, when reported by licensees, will no longer be accepted. Instead, the new standard will require us to estimate per-unit royalty-based revenue shipped in the quarter for which we are reporting our results of operations. In addition, the new standard will require us to make a variety of additional estimates and judgments that are subject to risks and complexities, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard may also impact the timing of revenue recognition associated with various revenues including, but not limited to, arrangements with guaranteed minimums and fixed fees as well as recoveries.

Such changes to our reporting practices could significantly affect our results of operations to the extent that actual revenues differ significantly from estimated revenues, or that we are required to accelerate recognition of revenue under certain arrangements, potentially causing the amount of revenue we recognize to vary materially from quarter to quarter. While the adoption of the new standard will not change the cash flows we receive from our contracts with customers, the changes to our reporting practices and the potential fluctuations in our reported revenue could cause a decline and/or fluctuations in the price of our common stock.

Although permitted, we do not intend to early-adopt the new standard, but will adopt it beginning in the first quarter of fiscal 2019.

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
Experience with New Markets and Business Models. Our future growth will depend, in part, upon our expansion into areas beyond our audio licensing business. Over the past few years, we have introduced Dolby Voice technology for the communications market, Dolby Vision for the home and cinema markets, and our branded-theater experience, Dolby Cinema. In connection with entering into these new markets, we face new sources of competition, new business models, and new customer relationships. In order to be successful in these markets, we will need to cultivate new industry relationships and strengthen existing relationships to bring our products, services, and technologies to market. Our limited experience to date in one or more of these markets could limit our ability to successfully execute on our growth strategy.
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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of September 29, 2017, we had approximately 8,100 issued patents in addition to approximately 4,200 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through May 2042.
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
In the case of our patent coverage related to DD, some of our relevant patents have expired, but others continue to apply. DD is our solution that includes technology necessary to implement AC-3 as it has been updated over time. We have continued to innovate and develop intellectual property to support the standard and its implementation. Our customers use our DD implementation for quality, reliability, and performance, even in locations where we have not had applicable patent coverage. While in the past, we derived a significant portion of our licensing revenue from our DD technologies, this is no longer the case as revenues attributed to DD technologies have declined and are expected to continue to decline.
Many of our partners have adopted newer generations of our offerings such as DD+, and the range of products incorporating DD solutions is now limited to DVD players (but not Blu-ray players) and some TVs, STBs and soundbars. To continue to be successful in our audio licensing business, we must keep transitioning our DD licensees to our newer technologies, including our DD+ and Dolby AC-4 technologies.
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
Product Quality. Our products, and products that incorporate our technologies, are complex and sometimes contain undetected software or hardware errors, particularly when first introduced or when new versions are released. In addition, we have limited control over manufacturing performed by contract manufacturers, which could result in quality problems. Furthermore, our products and technologies are sometimes combined with or incorporated into products from other vendors, sometimes making it difficult to identify the source of a problem. Any negative publicity or impact relating to these product problems could affect the perception of our brand and market acceptance of our products or technologies. These errors could result in a loss of or delay in market acceptance of our products or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. In addition, if our products or technologies contain errors, we could be required to replace or reengineer them, which would increase our costs. Moreover, if any such errors cause unintended consequences, we could incur substantial costs in defending and settling product liability claims. Although we generally attempt to contractually limit our liability, if these contract provisions are not enforced, or are unenforceable for any reason, or if liabilities arise that are not effectively limited, we could incur substantial costs in defending and settling product liability claims.
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
Business Interruptions by Natural Disasters and Other Events Beyond Our Control. Although we maintain crisis management plans, our business operations are subject to interruption by natural disasters and catastrophic events beyond our control, including, but not limited to, earthquakes, hurricanes, typhoons, tropical storms, floods, tsunamis, fires, droughts, tornadoes, public health issues and pandemics, severe changes in climate, war, terrorism, and geo-political unrest and uncertainties. Additionally, several of our offices, including our corporate headquarters in San Francisco, are located in seismically active regions. Because we do not carry earthquake insurance for earthquake–related losses and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event.

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
Customers as Competitors. We face competitive risks in situations where our customers are also current or potential competitors. For example, Samsung and Technicolor are significant licensee customers, but are also competitors with respect to some of our consumer, broadcast, and cinema technologies. Our customers may choose to use competing technologies they have developed or in which they have an interest rather than use our technologies. The existence of important customer relationships may influence which strategic opportunities we pursue, as we may forgo some opportunities in the interests of preserving a critical customer relationship.
Competition from Other Audio Formats, Imaging Solutions, and Integrated System Offerings. We believe that the success we have had licensing our audio technologies to system licensees is due, in part, to the perception that our technologies provide a high quality solution for multichannel audio and the strength of our brand. However, both free and proprietary sound technologies are becoming increasingly prevalent, and we expect competitors to continue to enter this field with other offerings. Furthermore, to the extent that customers perceive our competitors’ products as providing the same or similar advantages as our technologies at a lower or comparable price, there is a risk that these customers may treat sound encoding technologies as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. For example, we face competition with respect to our HDR imaging technology, Dolby Vision, and there can be no assurance that additional consumers will adopt Dolby Vision in the near future, or at all, or that we will maintain our existing customers.
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

STRATEGIC ACTIVITIES
Importance of Relationships with Entertainment Industry. To be successful, we must maintain and grow our relationships with a broad range of entertainment industry participants, including:

•	Content creators, such as film directors, studios, mobile and online content producers, and music producers;

•	Content distributors, such as studios, film exhibitors, broadcasters, operators, and OTT video service providers and video game publishers; and

•	Device manufacturers.
Relationships have historically played an important role in the entertainment markets that we serve. For example, sales of our products and services are particularly dependent upon our relationships with major film studios and broadcasters, and licensing of our technologies is particularly dependent upon our relationships with system licensees and IC manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be less likely to purchase and use our technologies, products, and services, or create content incorporating our technologies. Industry relationships also play an important role in other markets we serve; for instance, our partner relationships in the audio and video conferencing markets are important to our communications business.

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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 65%, 69% and 71% of our revenue was derived outside of the U.S. in fiscal 2017, 2016, and 2015, respectively. We are subject to a number of risks related to conducting business internationally, including:

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

•	Potential adverse changes in the political and/or economic stability of foreign countries or in their diplomatic relations with the U.S.;

•	Changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•
Difficulty in establishing, staffing, and managing foreign operations, including but not limited to restrictions on the ability to obtain or retain licenses required for operation, relationships with local labor unions and works councils, investment restrictions and/or requirements, and restrictions on foreign ownership of subsidiaries;

•	Adverse fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;

•	Poor recognition of IP rights;

•	Difficulties in enforcing contractual rights;

•	Multi-jurisdictional data protection and privacy laws, including restrictions on transferring personally identifiable information outside of a jurisdiction;

•
Political or social instability in the U.K. and Europe (including but not limited to uncertainty resulting from the Brexit referendum in the U.K.) and in Russia, the Middle East, North Africa, Latin America and other emerging markets;

•	Uncertainties related to any geopolitical, economic and regulatory effects or changes due to the current political climate in the U.S.;

•	Natural disasters, war or events of terrorism; and

•	The strength of international economies.
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
Tax Rates and Liabilities. Changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or changes in tax laws or their interpretation could affect our future effective tax rates. We file a consolidated federal U.S. income tax return and separate income tax returns in numerous state and local jurisdictions as well as multiple countries, and we must use judgment in determining our worldwide provision for income taxes. For example, the following could affect our income taxes:

•	Earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Transfer pricing adjustments;

•	Tax effects of nondeductible compensation;

•	Tax costs related to intercompany realignments;

•	Any obligations or decisions to repatriate earnings from abroad earlier than anticipated;

•	Changes in accounting principles; or

•	Changes in tax laws and regulations in the countries in which we operate, including U.S. corporate taxation proposals being considered by the United States Congress.

A number of international legislative and regulatory bodies have proposed model legislation and begun investigations on the tax practices of multinational companies. One of these efforts has been led by the OECD, an international association of many countries including the United States, which has finalized recommendations to revise individual country corporate tax laws, transfer pricing requirements, and tax treaty provisions in member countries. As a result, a number of new transfer pricing documentation requirements have been adopted in countries in which we operate. We will be complying with these requirements in fiscal 2018. In addition, the European Union and its European Commission is reviewing and deciding on the appropriateness of agreements between various member countries and companies that might be in violation of European Union competition rules against unjustified state aid. Several affected companies have appealed these decisions to the European Court of Justice for re-consideration. Further, the OECD, European Union and European Commission could conceivably make competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. While none of these bodies has identified Dolby as a potential target of its actions, it is possible that these efforts may in the future have an adverse impact on our income tax liabilities.
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

STOCK-RELATED ISSUES
Controlling Stockholder. At September 29, 2017, the Dolby family and their affiliates owned 1,867,290 shares of our Class A common stock and 42,772,210 shares of our Class B common stock. As of September 29, 2017, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 88.0% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
As a result of this dual class structure, the Dolby family and their affiliates will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets, even if they come to own considerably less than 50% of the total number of outstanding shares of our Class A and Class B common stock. Absent a transfer of Class B common stock that would trigger an automatic conversion as described above, there is no threshold or time deadline at which the shares of Class B common stock will automatically convert into shares of Class A common stock.
Moreover, the Dolby family and their affiliates may take actions in their own interests that our other stockholders do not view as beneficial.
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
Dividend Program. We cannot provide assurance that we will continue to increase dividend payments and/or pay dividends. We are not obligated to pay dividends on our Class A and Class B common stock. In October 2014, we announced a quarterly cash dividend program for our stockholders that was initiated by our Board of Directors. Since the initial commencement of our dividend program, our Board of Directors has annually approved an increase to our cash dividend. Although we anticipate paying regular quarterly dividends for the foreseeable future, dividend declarations and the establishment of future record and payment dates are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of our stockholders. The dividend policy may be changed or canceled at the discretion of the Board of Directors at any time. If we do not pay dividends, the market price of our Class A common stock must appreciate for investors to realize a gain on their investment. This appreciation may not occur and our Class A common stock may in fact depreciate in value.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Dolby Wootton Bassett, LLC, of which Dagmar Dolby as Trustee of the Dagmar Dolby Trust under the Dolby Family Trust Instrument dated May 7, 1999 (the "Dagmar Dolby Trust") is the sole member, and the Dagmar Dolby Trust own a majority financial interest in real estate entities that own or from whom we lease certain facilities located in California and the U.K. We own the remaining financial interests in these real estate entities. Our ownership interest in these consolidated affiliated entities, in addition to information regarding the location of the property leased to Dolby Laboratories as of September 29, 2017 is summarized within the table below. The leases for these facilities expire at various times through 2025.

Entity Name	Minority Ownership Interest	Location Of Properties	Approximate Square Footage
Dolby Properties Brisbane, LLC	49.0%	Brisbane, California	43,500
Dolby Properties Burbank, LLC	49.0%	Burbank, California	22,000
Dolby Properties UK, LLC	49.0%	Wootton Bassett, England	33,000
Dolby Properties, LP	10.0%
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
100 Potrero Avenue, San Francisco, California
Since 1980, we have leased a corporate office, warehouse space, and additional parking located at 100, 130, and 140 Potrero Avenue, San Francisco, California from the various Dolby family trusts. The lease for this office expires on October 31, 2024, and provides approximately 70,000 square feet of space. The Dolby family trusts retain the right to sublease approximately 1,099 square feet of office space in the premises with prior notice to us, at a rental rate equal to the then current base rent per square foot paid by us plus $14 per square foot per year (reflecting estimated costs payable by us for the operation and maintenance of the premises, subject to an annual increase of 1.5% per year during each year of the sublease term). We are generally responsible for operating expenses, taxes, and the condition, operation, repair, maintenance, security, and management of the premises. We have also agreed to indemnify and hold the Dolby family trusts, as landlord, harmless from and against certain liabilities, damages, claims, costs, penalties, and expenses arising from our conduct related to the premises.
During fiscal 2017, we made leasehold improvements to facilitate our continued use of 100 Potrero as an extension of our 1275 Market Street headquarters.
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
Other Properties
We also lease additional R&D, sales, product testing, and administrative facilities from third parties in California, New York, and internationally, including in Asia, Europe, Australia, Dubai, and Brazil. We believe that our current facilities are adequate to meet our needs for the near future, and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DLB.” Our Class B common stock is neither listed nor publicly traded. As of October 27, 2017, there were 12 holders of record of our Class A common stock and 42 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record since a large portion of our common stock is held through brokerage firms. The following table sets forth the range of high and low sales prices on the NYSE of the Class A common stock for the periods indicated, as reported by the NYSE.

	Fiscal Year 2017		Fiscal Year 2016
	High	Low	High	Low
First Quarter (Q1)	$54.96	$45.19	$35.86	$31.52
Second Quarter (Q2)	52.41	46.06	43.52	30.50
Third Quarter (Q3)	53.09	48.96	49.01	42.15
Fourth Quarter (Q4)	59.07	48.25	54.54	47.03
Dividend Policy
In October 2014, we announced a quarterly cash dividend program for our stockholders that was initiated by our Board of Directors. Under the program, a quarterly dividend of $0.10 per share on our Class A and Class B common stock was declared and paid to all eligible stockholders of record for each quarter during fiscal 2015. On October 21, 2015, we announced an increase in the dividend amount to $0.12 per share, and a dividend in that amount was declared and paid to all eligible stockholders of record for each quarter during fiscal 2016. On October 26, 2016, we announced an increase in the dividend amount to $0.14 per share, payable on November 16, 2016, to stockholders of record as of the close of business on November 7, 2016. On October 25, 2017, we announced an increase in the dividend amount to $0.16 per share, payable on November 15, 2017, to stockholders of record as of the close of business on November 6, 2017.
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
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In November 2009, our Board of Directors announced a stock repurchase program ("program"), providing for the repurchase of our Class A common stock. Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock.

The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 29, 2017 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Total	$1,300,000
The following table provides information regarding our share repurchases made under this program during the fourth quarter of fiscal 2017:

Repurchase Activity	Total Shares Purchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Repurchases (2)
July 1, 2017 - July 28, 2017	—	$—	—	$177.0 million
July 29, 2017 - August 25, 2017	488,909	51.13	488,909	$152.0 million
August 26, 2017 - September 29, 2017	—	—	—	$152.0 million
Total	488,909		488,909

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

Stock Price Performance Graph
The following graph compares the total cumulative return of our Class A common stock with the total cumulative return for the New York Stock Exchange Composite Index (“NYSE Composite”) and the Russell 3000 Index (“Russell 3000”) for the five fiscal years ended September 29, 2017. The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $32.75 on September 28, 2012, and in the NYSE Composite and Russell 3000 on the same date and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “filed” for purposes of Section 18 of Securities Exchange Act of 1934, as amended (“Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100 - September 2017
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
Cumulative Total Return
September 28, 2012
September 27, 2013
September 26, 2014
September 25, 2015
September 30, 2016
September 29, 2017
Fiscal Year-End
Dolby Laboratories Inc.
NYSE Composite
Russell 3000 Index

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included within this filing. The consolidated balance sheet data for the fiscal years ended September 29, 2017 and September 30, 2016, and consolidated statements of operations data for the fiscal years ended September 29, 2017, September 30, 2016, and September 25, 2015 were derived from our audited consolidated financial statements included in this report. The consolidated statements of operations and balance sheet data for the fiscal years ended September 25, 2015, September 26, 2014, and September 27, 2013 were derived from our audited consolidated financial statements not included in this report. The historical financial results presented below are not necessarily indicative of results to be achieved in future periods. Note that fiscal 2016 consisted of 53 weeks, while all other fiscal years presented consisted of 52 weeks. All amounts presented below are displayed in thousands, except per share amounts.

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015	September 26, 2014	September 27, 2013
Operations:
Revenue	$1,081,454	$1,025,738	$970,638	$960,176	$909,674
Gross margin	963,147	916,756	875,822	890,000	812,955
Operating expenses	714,515	684,961	662,594	616,282	567,693
Income before provision for income taxes	256,644	235,904	245,782	276,099	250,646
Net income attributable to Dolby Laboratories, Inc.	201,802	185,860	181,390	206,103	189,271

Net Income Per Share:
Basic	$1.98	$1.85	$1.77	$2.02	$1.86
Diluted	$1.95	$1.81	$1.75	$1.99	$1.84
Weighted-Average Shares Outstanding:
Basic	101,784	100,717	102,354	102,151	101,879
Diluted	103,286	102,424	103,862	103,632	102,788

Cash dividends declared per common share	$0.58	$0.50	$0.42	$—	$4.00
Cash dividend paid per common share	$0.56	$0.48	$0.40	$—	$4.00

	September 29, 2017	September 30, 2016	September 25, 2015	September 26, 2014	September 27, 2013
Cash and cash equivalents	$627,017	$516,112	$531,926	$568,472	$454,397
Working capital (1)	765,661	546,647	611,548	730,036	561,526
Short-term and long-term investments	562,121	515,533	459,916	527,543	446,605
Total assets	2,533,554	2,310,106	2,133,293	1,984,012	1,737,945
Long-term debt	—	—	—	—	—
Total stockholders’ equity—Dolby Laboratories, Inc.	2,136,742	1,970,256	1,807,068	1,731,648	1,481,110

(1)
Working capital as of September 26, 2014 and September 27, 2013 has been adjusted by $86.4 million and $84.2 million, respectively, to reflect the reclassification of deferred tax assets from current assets to non-current assets following our adoption of ASU 2015-17 during the first quarter of fiscal 2016. The changes to working capital as of September 25, 2015 as a result of this reclassification had previously been disclosed within our quarterly filings beginning with our Form 10-Q filed for the fiscal quarter ended January 1, 2016. For additional information, refer to Note 2 "Summary Of Significant Accounting Policies" to our consolidated financial statements.

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
Investors and others should note that we disseminate information to the public about our company, our products, services and other matters through various channels, including our website (www.dolby.com), our investor relations website (http://investor.dolby.com), SEC filings, press releases, public conference calls, and webcasts, in order to achieve broad, non–exclusionary distribution of information to the public. We encourage investors and others to review the information we make public through these channels, as such information could be deemed to be material information.

We are focused on expanding our leadership in audio solutions for entertainment content and delivering dynamic new audio and imaging technologies. This will broaden the number of Dolby experiences that people can enjoy, which in turn will help drive our revenue growth. Following is a discussion of the key markets that we address and the various Dolby technologies and solutions that serve these markets.

EXPANDING OUR LEADERSHIP IN AUDIO SOLUTIONS
AUDIO LICENSING
The majority of our licensing revenue is derived from the licensing of audio technologies. The following are the highlights and challenges of audio licensing by markets below.
Broadcast
Highlights: We have an established presence in developed markets with respect to our DD+ and HE-AAC technologies in HDTV services and devices. We are focused on increased adoption of DD+ in emerging markets, where the HDTV transition is still underway, by working with country-specific operators and standards bodies to drive longer term growth. In China, the expansion of faster internet protocol networks has enabled an acceleration of IPTV adoption that positions us for further adoption with key service providers such as China Telecom, China Unicom, and China Mobile. In India, Free Dish, the country’s fastest growing satellite TV provider, recently specified Dolby Audio for its HD set-top boxes.
Throughout fiscal 2017, we have seen new UHD products introduced that incorporate our leading audio technologies, such as Dolby Atmos and AC-4. For example, the first Dolby Atmos TVs started shipping from LG and both Samsung and LG started shipping TVs with AC-4. Along with these new product introductions, the availability of content in Dolby formats continues to grow in streaming and live broadcast. Dolby Atmos became available through streaming OTT providers such as Netflix, Tencent, and iQiYi during fiscal 2017. BT delivered an entire season of Premier League soccer matches in Dolby Atmos, France Television delivered the French Open in Dolby Atmos, AC-4, and Dolby Vision, and Sky Sports launched its live 4K services in Dolby Atmos. In addition, we had several live broadcast trials with Dolby Vision and Dolby Atmos in the U.K., France, Spain, and Brazil.
Challenges: To achieve growth and further adoption in emerging markets where conversion to digital television is still underway, our success will be impacted by a number of factors such as regional fragmentation of operators and regulators, and the pace of their decision-making and implementation. Further, in some emerging growth countries, such as China, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies. We must continue to present compelling reasons for consumers to demand our audio and imaging technologies. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted.

Consumer Electronics
Highlights: We have an established presence in the home theater market that provides compatibility across devices, such as AVRs and DMAs, through the inclusion of our DD+ and HE-AAC technologies. Additionally, Dolby Atmos continues to be adopted in an increasing range of devices including AVRs, speakers, soundbars, and DMAs. The number of Dolby Atmos-enabled soundbars available from partners such as LG, Sony, and Samsung grew from 4 at the start of fiscal 2017 to 13 at the end of fiscal 2017. Orange, the largest telecom provider in France, launched its Dolby Atmos service and is offering a Dolby Atmos soundbar to its subscribers. In September 2017, Amazon announced the new Fire TV with Dolby Atmos. These hardware offerings can be paired with a growing array of Dolby enabled content via OTT services and Blu-ray discs.
We will continue to work with OEMs to expand the range of Dolby Atmos-enabled hardware, and with content developers and distributors to expand the range of entertainment offerings that utilize our audio technologies.
Challenges: We must continue to present compelling reasons for consumers to demand our audio and imaging technologies wherever they enjoy entertainment content. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted.
Mobile
Highlights: DD+ is incorporated in Apple's iOS, and we continue to focus on adoption of our technologies across other major mobile ecosystems, such as Android, Windows, and Amazon, to facilitate delivery and enhanced consumption of Dolby-enabled content from a multitude of streaming services. In addition, HE-AAC is a de facto audio standard across mobile devices. Dolby Atmos is currently featured on a number of mobile devices from partners such as Amazon, Lenovo, and ZTE.
Challenges: Growth in this market is dependent on several factors. With shorter product lifecycles, it is easier for mobile device OEMs to add or remove certain of our technologies from mobile devices. Our success depends on our ability to address the ever-changing use cases of mobile devices. We must continuously collaborate with manufacturers of mobile devices to incorporate our technologies. Finally, we must continue the development and distribution of Dolby content via various ecosystems.
Personal Computers
Highlights: DD+ and HE-AAC continue to enhance playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through new types of content, including streaming video entertainment.
During fiscal 2017, Lenovo, Huawei, and Xiaomi launched PCs that feature Dolby Atmos. We also partnered with Huawei on the system design to help create a more immersive audio experience.
Challenges: In recent years, unit demand for PCs has experienced secular decline as consumer choices have shifted towards other devices such as tablets and mobile phones. This has caused downward pressure on our PC revenues. Furthermore, a decline in the portion of PCs that have optical disc functionality will have a negative impact on our ASPs.
Other
Highlights: DD+ is incorporated in both the Xbox and Playstation gaming consoles and platforms. During fiscal 2017, Microsoft launched HDMI support for Dolby Atmos on Windows and Xbox One, which enables playback on downstream Atmos devices such as soundbars and AVRs. In addition, we launched Dolby Atmos for Headphones, which allows a user to enable Dolby Atmos on their headphones by purchasing an app on the Microsoft app store. OEMs can also pre-purchase and bundle Dolby Atmos for Headphones into their offerings. For example, Plantronics released its RIG 800LX gaming headset that included a prepaid voucher to download Dolby Atmos for Headphones on Windows and Xbox.
We also generate revenue from the automotive industry, where we experienced higher than typical revenue due to recoveries in fiscal 2017.
Challenges: The gaming console market continues to be challenged by competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base. In fiscal 2017, automotive revenues included recoveries that exceeded our expectations, and we anticipate a decline in these recoveries in fiscal 2018.
PRODUCTS AND SERVICES
We also generate revenue by providing products and services for a variety of applications in the cinema, broadcast, and communications markets.
Highlights: We offer servers and audio processors to enable the playback of content in cinemas. Our product revenue base expanded due to our portfolio of servers and audio processors, and we continue to see continued adoption of Dolby Atmos by studios, content creators, post-production facilities, and exhibitors. As of the end of fiscal 2017, there were approximately 3,200 Dolby Atmos-enabled screens installed or committed to be installed, and approximately 780 Dolby Atmos theatrical titles announced or released.
During fiscal 2017, we introduced our most recent cinema products, which include the IMS3000, an integrated imaging and audio server with Dolby Atmos, the Dolby Multichannel Amplifier, and our 3-Axis speaker. These products allow us to offer a more complete Dolby Atmos offering that can also provide exhibitors with a more cost effective solution than what was previously available to them.
Challenges: Demand for our cinema products is dependent upon industry and economic cycles along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. To the extent that we do not make progress in these areas, or are faced with pricing pressures or competing technologies, our revenue may be adversely affected.

EXPANDING INTO NEW AUDIO AND VISUAL EXPERIENCES
Our new growth initiatives include Imaging Licensing (comprised of Dolby Vision™ and our new patent licensing initiatives related to consumer imaging), Dolby Cinema™, and Dolby Voice®. New growth initiative revenue, which is mostly in licensing, but also includes product revenue for Dolby Conference Phones, grew from approximately $30 million, in aggregate, in fiscal 2016 to approximately $60 million in fiscal 2017. We expect revenue from our new growth initiatives to continue to grow in fiscal 2018. Key highlights during fiscal 2017 and future challenges related to our new growth initiatives are described below.

Imaging Licensing
Highlights: Dolby Vision is our end-to-end solution for delivering HDR content, and in fiscal 2017 the ecosystem of products featuring Dolby Vision technologies expanded in many ways. In September 2017, Apple announced that the iPhone X, iPhone 8, 2017 iPad Pro lineup, and Apple TV 4K will all support Dolby Vision. iTunes has over 100 movies available in Dolby Vision content, and Netflix is streaming in Dolby Vision to these devices.
During fiscal 2017, we significantly expanded the availability of Dolby Vision TVs with leading OEMs such as LG, Vizio, Sony, and TCL. Beyond TVs, Huawei (a leading global set-top box provider) recently announced the inclusion of Dolby Vision in its flagship IPTV set-top box. Additional devices that support Dolby Vision that were released during fiscal 2017 include UHD Blu-ray players by Phillips, Oppo, and LG, and the G6 smartphone by LG.
The availability of entertainment content in Dolby Vision continues to grow. Lionsgate, Sony, Warner Bros., and Paramount have all released Blu-ray titles in Dolby Vision and Dolby Atmos. Furthermore, Disney released its first titles in Dolby Vision and Dolby Atmos for the home. There are movie titles and original TV content available in Dolby Vision through our OTT streaming partners, which include Netflix, iTunes, Amazon, Vudu, Tencent, and iQiYi.
Our HEVC and AVC imaging technologies offer efficient delivery of video content across a variety of devices. During fiscal 2017, we expanded our new patent licensing initiatives related to these consumer imaging technologies and experienced increased growth primarily in the mobile and broadcast markets.
Challenges: The success of Dolby Vision and our consumer imaging IP initiatives will depend on a number of factors, such as the expansion of available Dolby Vision content, broader adoption of our technologies into mainstream consumer device models, licensing penetration, and competition from alternative technologies.

Dolby Cinema
Highlights: Throughout fiscal 2017, we expanded our Dolby Cinema footprint by adding exhibitor partnerships with CGV and Huayi Brothers in Asia, Reel Cinemas in the Middle East, and Les cinémas Gaumont Pathé in France and the Netherlands. These new partners join a growing list of exhibitors who feature Dolby Cinema, including AMC in the U.S., Wanda and Jackie Chan Cinema in China, Cineplexx in Austria, and Vue in the Netherlands. In total, 112 Dolby Cinema locations were operational as of the end of fiscal 2017 compared to 37 at the start of fiscal 2017, and we have over 360 Dolby Cinema locations open or committed around the world. In addition, approximately 120 theatrical titles with Dolby Vision and Dolby Atmos have been announced or released with participation from every major studio.
Challenges: Although the premium large format market for the cinema industry is currently growing, Dolby Cinema is in competition with other existing offerings. Our success with this initiative depends on our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations.

Dolby Voice
Highlights: BlueJeans, a leading video meetings platform, most recently launched BlueJeans Room with Dolby Voice. Earlier in fiscal 2017, West, a leading global audio conferencing services provider, added Dolby Voice to its suite of offerings. By adding these new partners in fiscal 2017, we continue to expand Dolby Voice’s availability to the global market for audio and video conferencing services.
Challenges: Our success in this market will depend on the number of service providers and enterprise customers we are able to attract from competing solutions, the number of Dolby Conference Phones that we are able to sell, and the volume of usage of the service.
Revenue From Significant Customers
In fiscal 2017 and 2016, we did not have any individual customers whose revenue exceeded 10% of our total revenue. In fiscal 2015, revenue from Samsung represented approximately 12% of our total revenue, and consisted primarily of licensing revenue from our mobile and broadcast markets.

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
Revenue recognition for transactions may include multiple elements such as hardware and accompanying software, upgrade rights, support, maintenance, and extended warranty services, and rights to receive commissioning services in connection with certain digital servers. For these transactions, we may also have to exercise judgment in performing the following:

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

•
Assessing inputs used to determine selling price (whether VSOE, TPE, or ESP) for the significant deliverables. We determine our ESP for an individual element within a ME revenue arrangement using the same methods used to determine the selling price of an element sold on a standalone basis. If we sell the element on a standalone basis, we estimate the selling price by considering actual sales prices. Otherwise, we estimate the selling price by considering internal factors such as pricing practices and margin objectives. Consideration is also given to market conditions such as competitor pricing strategies, customer demands, and industry technology lifecycles. Management applies judgment to establish margin objectives, pricing strategies, and technology lifecycles;

•
Estimating, as necessary, the period of time over which customers receive certain elements of the arrangement following initial delivery so as to assess the period over which revenue should be recognized.

Goodwill, Intangible Assets, and Long-Lived Assets
As part of our annual goodwill impairment test, we first evaluate goodwill to determine if it is more likely than not that the occurrence of an event or change in circumstances has reduced the fair value of a reporting unit below its carrying value. This qualitative assessment requires that we consider events or circumstances that may include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, and changes in customers.
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
Stock-Based Compensation
To determine the fair value of a stock option award or shares issued under our ESPP using the Black-Scholes option pricing model, we make assumptions regarding the expected term of the award, the expected future volatility of our stock price over the expected term of the award, the risk-free interest rate over the expected term of the award, and the anticipated dividend payout over the expected term of the award. We estimate the expected term of our stock-based awards by evaluating historical exercise patterns of our employees. We use a blend of the historical volatility of our common stock and the implied volatility of our traded options as an estimate of the expected volatility of our stock price over the expected term of the awards. We use an average interest rate based on U.S. Treasury instruments with terms consistent with the expected term of our awards to estimate the risk-free interest rate. We reduce the stock-based compensation expense for estimated forfeitures based on our historical experience. We are required to estimate forfeitures at the time of the grant and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimate.

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
Our annual fiscal reporting periods generally consist of 52 weeks. However, our fiscal year ended September 30, 2016 consisted of 53 weeks. The occurrence of an additional week during the prior fiscal period results in proportionately higher operating expenses related to compensation, depreciation, and amortization that are not entirely offset by incremental revenue that may have been earned during the additional week.

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

	Fiscal Year Ended			2017 vs. 2016		2016 vs. 2015
Licensing	September 29, 2017	September 30, 2016	September 25, 2015	$	%	$	%
Revenue	$965,792	$917,032	$868,111	$48,760	5%	$48,921	6%
Percentage of total revenue	89%	89%	89%
Cost of licensing	39,216	28,333	10,879	10,883	38%	17,454	160%
Gross margin	926,576	888,699	857,232	37,877	4%	31,467	4%
Gross margin percentage	96%	97%	99%

2017 vs. 2016

Factor	Revenue		Gross Margin
Other	á	Higher revenues from automotive recoveries and Dolby Cinema	â	Increase in cost of licensing primarily due to higher fees, depreciation of Dolby Cinema equipment, and amortization of acquired assets.
Mobile	á	Higher revenues from patent licensing and recoveries
CE	á	Higher revenues from recoveries, patent licensing, and higher volumes of DMAs and soundbars, partially offset by lower volumes of DVD players and HTIBs, and pricing
PC	â	Decrease due to timing of revenue under contractual arrangements, partially offset by higher volume and higher revenues from patent licensing and recoveries
Broadcast	ßà	Higher volume of STBs and higher revenues from patent licensing, offset by lower recoveries, lower volume of TVs, and pricing

2016 vs. 2015

Factor	Revenue		Gross Margin
Broadcast	á	Higher revenues from recoveries and patent licensing, and higher volume of TVs, partially offset by lower volume of STBs	â	Increase in cost of licensing primarily due to amortization on acquired assets
Other	á	Higher revenues from Dolby Cinema and administrative fees from Via Licensing patent pools
CE	á	Higher volume of DMAs and revenues from patent licensing, partially offset by lower volumes of DVDs, HTIBs, and Blu-ray and to a lesser extent, lower recoveries
Mobile	â	Decrease due to timing of revenue under contractual arrangements, partially offset by higher penetration into mobile platforms
PC	ßà	Increase due to timing of revenue under contractual arrangements, offset by lower volume and lower recoveries

Products
Products revenue is generated from the sale of audio, imaging, and voice products for the cinema, television broadcast, and communications industries. Cost of products consists of materials, labor, and manufacturing overhead, amortization of certain intangible assets, as well as third party royalty obligations.

	Fiscal Year Ended			2017 vs. 2016		2016 vs. 2015
Products	September 29, 2017	September 30, 2016	September 25, 2015	$	%	$	%
Revenue	$95,290	$90,543	$83,904	$4,747	5%	$6,639	8%
Percentage of total revenue	9%	9%	9%
Cost of products	61,256	64,853	70,490	(3,597)	(6)%	(5,637)	(8)%
Gross margin	34,034	25,690	13,414	8,344	32%	12,276	92%
Gross margin percentage	36%	28%	16%

2017 vs. 2016

Factor	Revenue		Gross Margin
Cinema	á	Higher units of digital server and audio products, partially offset by lower volume of 3D glasses	á	Higher utilization of manufacturing capacity and improved mix of products, partially offset by higher excess & obsolete charges

2016 vs. 2015

Factor	Revenue		Gross Margin
Cinema	á	Higher sales from extended warranty programs, and higher units of audio products and 3D glasses, partially offset by lower units of digital servers	á	Lower excess & obsolete charges

Services
Services revenue consists of fees for production and licensing services, maintenance and support, mixing room alignment, equalization, as well as audio, color, and light image calibration. Cost of services consists of personnel and personnel-related costs for providing our professional services, software maintenance and support, external consultants, and other direct expenses incurred on behalf of customers.

	Fiscal Year Ended			2017 vs. 2016		2016 vs. 2015
Services	September 29, 2017	September 30, 2016	September 25, 2015	$	%	$	%
Revenue	$20,372	$18,163	$18,623	$2,209	12%	$(460)	(2)%
Percentage of total revenue	2%	2%	2%
Cost of services	17,835	15,796	13,447	2,039	13%	2,349	17%
Gross margin	2,537	2,367	5,176	170	7%	(2,809)	(54)%
Gross margin percentage	12%	13%	28%

2017 vs. 2016

Factor	Revenue		Gross Margin
Configuration & Post-Production	á	Higher mastering services	No significant fluctuations
Support & Other	â	Decreased support and maintenance services

2016 vs. 2015

Factor	Revenue		Gross Margin
Configuration & Post-Production	â	Lower mastering services	â	Lower utilization of available services capacity
Support & Other	á	Increased support and maintenance services	No significant fluctuations

Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Year Ended			2017 vs. 2016		2016 vs. 2015
	September 29, 2017	September 30, 2016	September 25, 2015	$	%	$	%
Research and development	$233,312	$219,607	$201,324	$13,705	6%	$18,283	9%
Percentage of total revenue	22%	21%	21%

2017 vs. 2016

Category	Key Drivers
Compensation & Benefits	á	Higher headcount on R&D projects along with merit increases across the employee base
Product Development	á	Increased funding of various research projects and initiatives aimed at developing new products and technologies

2016 vs. 2015

Category	Key Drivers
Compensation & Benefits	á	Higher headcount on R&D projects along with merit increases across the employee base
Facilities	á	Higher costs as R&D personnel had not yet fully occupied our worldwide headquarters in fiscal 2015
Product Development	â	Lower prototype costs
Depreciation & Amortization	á	Higher depreciation primarily from laboratory equipment placed into service
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

	Fiscal Year Ended			2017 vs. 2016		2016 vs. 2015
	September 29, 2017	September 30, 2016	September 25, 2015	$	%	$	%
Sales and marketing	$296,661	$295,267	$279,174	$1,394	—%	$16,093	6%
Percentage of total revenue	27%	29%	29%

2017 vs. 2016

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and merit increases across the employee base
Legal, Professional, & Consulting	á	Higher costs associated with IP related activities aimed at revenue generation
Depreciation & Amortization	â	Lower amortization from assets that have been fully amortized
Stock-Based Compensation	â	Decrease in award grants
Marketing Programs	â	Lower costs associated with select tradeshow activities

2016 vs. 2015

Category	Key Drivers
Compensation & Benefits	á	Higher headcount primarily for programs to drive new revenue initiatives, along with merit increases across the employee base
Facilities	á	Higher costs as S&M personnel had not yet fully occupied our worldwide headquarters in fiscal 2015
Stock-Based Compensation	á	Higher headcount and an increase in award grants
Marketing Programs	â	Lower costs associated with selected marketing efforts
Legal, Professional, and Consulting	â	Lower costs associated with IP related activities aimed at revenue generation
General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Year Ended			2017 vs. 2016		2016 vs. 2015
	September 29, 2017	September 30, 2016	September 25, 2015	$	%	$	%
General and administrative	$171,686	$168,854	$182,176	$2,832	2%	$(13,322)	(7)%
Percentage of total revenue	16%	16%	19%

2017 vs. 2016

Category	Key Drivers
Compensation & Benefits	á	Increase in headcount and merit increases across the employee base
Stock-Based Compensation	â	Decrease in award grants

2016 vs. 2015

Category	Key Drivers
Facilities	â	Lower costs as our worldwide headquarters included R&D and S&M departments starting in fiscal 2016
Stock-Based Compensation	â	Decrease in award grants
Legal, Professional, and Consulting	á	Higher costs associated with various legal activities
Depreciation & Amortization	â	Lower depreciation as fully depreciated assets were only partially offset by new assets placed in service

Restructuring

Restructuring charges recorded as operating expenses in our statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. The extent of our costs arising as a result of these actions, including fluctuations in related balances between fiscal periods, is based on the nature of activities under the various plans.

	Fiscal Year Ended			2017 vs. 2016		2016 vs. 2015
	September 29, 2017	September 30, 2016	September 25, 2015	$	%	$	%
Restructuring	$12,856	$1,233	$(80)	$11,623	943%	$1,313	(1,641)%
Percentage of total revenue	1%	—%	—%

Restructuring charges recorded in fiscal 2017 were incurred in relation to our fiscal 2017 restructuring plan, which was implemented during fiscal 2017 and represent costs to reduce certain activities in order to reallocate resources towards higher priority investment areas. Restructuring charges recorded in fiscal 2016 were incurred in relation to our fiscal 2016 restructuring plan implemented and completed within fiscal 2016 and represent costs to reorganize and consolidate certain strategic activities and positions within our global business infrastructure. These charges primarily related to severance and other related benefits provided to employees. Note that a restructuring credit of less than $0.1 million was recorded during fiscal 2015 in connection with the completion of activity under the fiscal 2014 restructuring plan.

Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Year Ended			2017 vs. 2016		2016 vs. 2015
Other Income/Expense	September 29, 2017	September 30, 2016	September 25, 2015	$	%	$	%
Interest income	$9,577	$5,684	$4,544	$3,893	68%	$1,140	25%
Interest expense	(127)	(125)	(183)	(2)	2%	58	(32)%
Other income/(expense), net	(1,438)	(1,450)	28,193	12	(1)%	(29,643)	(105)%
Total	$8,012	$4,109	$32,554	$3,903	95%	$(28,445)	(87)%

2017 vs. 2016

Category	Key Drivers
Interest Income	á	Higher yields on our investment balances
Other Income/(Expense)	ßà	$2 million impairment charge recorded on a cost method investment, offset by lower currency translation losses and other expenses

2016 vs. 2015

Category	Key Drivers
Other Income/(Expense)	â
Pre-tax gain of $26.2 million from the sale of our ownership interest in a jointly-owned real estate entity in fiscal 2015 (refer to Note 16 to our consolidated financial statements for additional information)

	â	Fiscal 2015 included the receipt of a non-recurring governmental grant
Interest Income	á	Higher yields on our investment balances
Income Taxes
Our effective tax rate is based on our annual fiscal year results, and is affected each period-end by several factors. These include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions that may occur in, but are not necessarily consistent between periods. For additional information related to effective tax rates, see Note 10 “Income Taxes” to our consolidated financial statements.

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Provision for income taxes	$(54,217)	$(49,502)	$(62,542)
Effective tax rate	21%	21%	25%

2017 vs. 2016

Factor	Impact On Effective Tax Rate
Foreign Operations	â	Increased benefit from foreign earned income
Federal R&D Credits	á	Decreased benefits from federal R&D credits
Tax Contingencies	á	Prior year benefit from the settlement of a state audit

2016 vs. 2015

Factor	Impact On Effective Tax Rate
Tax Contingencies	â	Increased benefit from the settlement of a multi-year California tax audit
Federal R&D Credits	â	Increased benefit from federal R&D credits

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of September 29, 2017, we had cash and cash equivalents of $627.0 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $562.1 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities.
Our policy is to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of September 29, 2017, approximately $830 million, or 70%, was held by our foreign subsidiaries. This represented a $176 million increase from the $654 million that was held by our foreign subsidiaries as of September 30, 2016. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to U.S. federal income taxes and foreign withholding taxes, less the applicable foreign tax credits.
The following table presents selected financial information as of the fiscal years ended September 29, 2017 and September 30, 2016 (amounts displayed are in thousands):

	September 29, 2017	September 30, 2016
Cash and cash equivalents	$627,017	$516,112
Short-term investments	247,757	121,629
Long-term investments	314,364	393,904
Accounts receivable, net	73,750	75,688
Accounts payable and accrued liabilities	221,407	186,599
Working capital	765,661	546,647
Capital Expenditures and Uses of Capital
Our capital expenditures consist of purchases of land, building, building fixtures, laboratory equipment, office equipment, computer hardware and software, leasehold improvements, and production and test equipment. Included in capital expenditures are amounts associated with Dolby Cinema locations. We continue to invest in S&M and R&D to promote overall growth of our business and technological innovation.
Business Combinations. During fiscal 2015, we completed the business combination of Doremi and the Doremi-related assets for total purchase consideration of $98.4 million, net of cash acquired. For additional details, see Note 13 “Business Combinations” to our consolidated financial statements.
Asset Acquisition. During the first quarter of fiscal 2016, we completed an asset purchase of a patent portfolio that fits within our patent licensing programs for total consideration of $105.0 million.
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

Shareholder Return
We have returned cash to stockholders through both repurchases of Class A common stock under our repurchase program initiated in fiscal 2010 and our quarterly dividend program initiated in fiscal 2015. Refer to Note 7 "Stockholders' Equity & Stock-Based Compensation" of our consolidated financial statements for a summary of dividend payments made under the program during fiscal 2017 and additional information regarding our stock repurchase program.
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $1.1 billion of stock repurchases under the program.
Quarterly Dividend Program. During the first quarter of fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. Under the program, currently quarterly dividends of $0.14 per share are paid on our Class A and Class B common stock to eligible stockholders of record for each respective dividend record date. On October 25, 2017, we announced an increase in the dividend amount to $0.16 per share, payable on November 15, 2017, to stockholders of record as of the close of business on November 6, 2017.
Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (amounts displayed in thousands, except as otherwise noted).
Operating Activities

	Fiscal Year Ended
	September 29, 2017	September 30, 2016
Net cash provided by operating activities	$371,051	$356,839
Net cash provided by operating activities increased $14.2 million in fiscal 2017 compared to fiscal 2016, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	á	Higher net income, partially offset by non-cash reconciling adjustments
Working Capital	á	Higher inflows primarily due to increase in accrued liabilities
Investing Activities

	Fiscal Year Ended
	September 29, 2017	September 30, 2016
Net cash used in investing activities	$(161,732)	$(282,497)
Capital expenditures	(99,617)	(100,762)

Net cash used in investing activities was $120.8 million lower in fiscal 2017 compared to fiscal 2016, primarily due to the following:

Factor	Impact On Cash Flows
Purchase of Investments	á	Lower outflows for the purchase of marketable investment securities
Proceeds From Investments	â	Lower inflows from the sale & maturities of marketable investment securities
Purchase of Intangible Assets	á	Lower outflows for the purchase of patent portfolios
Financing Activities

	Fiscal Year Ended
	September 29, 2017	September 30, 2016
Net cash used in financing activities	$(100,089)	$(88,761)
Repurchase of common stock	(100,000)	(100,854)

Net cash used in financing activities was $11.3 million higher in fiscal 2017 compared to fiscal 2016, primarily due to the following:

Factor	Impact On Cash Flows
Dividend Payments	â	Higher outflows for payments of our quarterly cash dividend to common stockholders primarily as a result of a $0.02 per share increase compared to the prior fiscal year
Share Repurchases	â	Higher outflows resulting from increased volumes of common stock repurchases associated with tax witholdings on vesting of restricted stock
Off-Balance Sheet Arrangements and Contractual Obligations
As of September 29, 2017, we did not engage in off-balance sheet financing arrangements other than operating leases for office space and computer equipment, and the following table presents a summary of our contractual obligations and commitments as of that date (in thousands):

	Payments Due By Fiscal Period
	1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Naming rights	$7,715	$15,720	$16,116	$86,865	$126,416
Operating leases	15,593	24,761	19,170	25,291	84,815
Purchase obligations	12,105	45,082	—	—	57,187
Donation commitments	255	6,622	244	958	8,079
Total	$35,668	$92,185	$35,530	$113,114	$276,497
Naming Rights.    In fiscal 2012, we entered into an agreement for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards. The term of the agreement is 20 years (beginning in fiscal 2012), over which we will make payments on a semi-annual basis. Our payment obligations are conditioned in part on the Academy Awards being held and broadcast from the Dolby Theatre.
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
Donation Commitments.    Our donation commitments relate to non-cancelable obligations to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California. We will make a one-time donation of installing imaging and audio products in its theaters, and provide maintenance services for 15 years from its expected opening date in 2019, in exchange for various marketing, branding, and publicity benefits.
Unrecognized Tax Benefits.    As of September 29, 2017, we had an accrued liability for unrecognized tax benefits and related interest and penalties, net of related deferred tax assets, totaling $98.7 million. We are unable to estimate when any cash settlement with a taxing authority might occur.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of September 29, 2017, we had cash and cash equivalents of $627.0 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $562.1 million, which consisted primarily of municipal debt securities, corporate bonds, commercial paper, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At September 29, 2017, the weighted-average credit quality of our investment portfolio was AA, with a weighted-average maturity of approximately fourteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of September 29, 2017, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $5.5 million and $2.8 million, respectively.
Foreign Currency Exchange Risk
We maintain business operations in foreign countries, most significantly in Australia, China, Germany, the Netherlands, Poland and the United Kingdom. Additionally, a growing portion of our business is conducted outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar, most notably:

•	Australian Dollar

•	British Pound

•	Chinese Yuan

•	Euro

•	Indian Rupee

•	Japanese Yen

•	Korean Won

•	Polish Zloty

•	Russian Ruble

•	Singapore Dollar

•	Swedish Krona
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
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 29, 2017 and September 30, 2016, the outstanding derivative instruments had maturities of equal to or less than 31 days and 31 days, respectively, and the total notional amounts of outstanding contracts were $24.5 million and $18.3 million, respectively. The fair values of these contracts were nominal as of September 29, 2017 and September 30, 2016, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of September 29, 2017. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $1.3 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $1.3 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Dolby Laboratories, Inc.:
We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries as of September 29, 2017 and September 30, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 29, 2017. We also have audited Dolby Laboratories, Inc.’s internal control over financial reporting as of September 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dolby Laboratories, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolby Laboratories, Inc. and subsidiaries as of September 29, 2017 and September 30, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended September 29, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Dolby Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
San Francisco, California
November 16, 2017

DOLBY LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 29, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$627,017	$516,112
Restricted cash	7,351	3,645
Short-term investments	247,757	121,629
Accounts receivable, net of allowance for doubtful accounts of $2,967 and $2,370	73,750	75,688
Inventories	25,051	16,354
Prepaid expenses and other current assets	30,508	26,302
Total current assets	1,011,434	759,730
Long-term investments	314,364	393,904
Property, plant and equipment, net	485,275	443,656
Intangible assets, net	189,648	215,342
Goodwill	311,087	309,616
Deferred taxes	190,915	166,790
Other non-current assets	30,831	21,068
Total assets	$2,533,554	$2,310,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,373	$17,544
Accrued liabilities	207,034	169,055
Income taxes payable	1,216	2,304
Deferred revenue	23,150	24,180
Total current liabilities	245,773	213,083
Long-term deferred revenue	36,425	35,366
Other non-current liabilities	107,514	82,922
Total liabilities	389,712	331,371

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 59,281,837 shares issued and outstanding at September 29, 2017 and 57,018,362 at September 30, 2016	58	57
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 42,873,597 shares issued and outstanding at September 29, 2017 and 44,403,847 at September 30, 2016	43	44
Additional paid-in capital	61,331	42,032
Retained earnings	2,083,063	1,938,320
Accumulated other comprehensive (loss)	(7,753)	(10,197)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,136,742	1,970,256
Controlling interest	7,100	8,479
Total stockholders’ equity	2,143,842	1,978,735
Total liabilities and stockholders’ equity	$2,533,554	$2,310,106

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Revenue:
Licensing	$965,792	$917,032	$868,111
Products	95,290	90,543	83,904
Services	20,372	18,163	18,623
Total revenue	1,081,454	1,025,738	970,638

Cost of revenue:
Cost of licensing	39,216	28,333	10,879
Cost of products	61,256	64,853	70,490
Cost of services	17,835	15,796	13,447
Total cost of revenue	118,307	108,982	94,816

Gross margin	963,147	916,756	875,822

Operating expenses:
Research and development	233,312	219,607	201,324
Sales and marketing	296,661	295,267	279,174
General and administrative	171,686	168,854	182,176
Restructuring charges/(credits)	12,856	1,233	(80)
Total operating expenses	714,515	684,961	662,594

Operating income	248,632	231,795	213,228

Other income/expense:
Interest income	9,577	5,684	4,544
Interest expense	(127)	(125)	(183)
Other income/(expense), net	(1,438)	(1,450)	28,193
Total other income	8,012	4,109	32,554

Income before income taxes	256,644	235,904	245,782
Provision for income taxes	(54,217)	(49,502)	(62,542)
Net income including controlling interest	202,427	186,402	183,240
Less: net (income) attributable to controlling interest	(625)	(542)	(1,850)
Net income attributable to Dolby Laboratories, Inc.	$201,802	$185,860	$181,390

Net income per share:
Basic	$1.98	$1.85	$1.77
Diluted	$1.95	$1.81	$1.75
Weighted-average shares outstanding:
Basic	101,784	100,717	102,354
Diluted	103,286	102,424	103,862

Related party rent expense:
Included in operating expenses	$3,142	$3,097	$3,136
Included in net income attributable to controlling interest	$702	$706	$4,091

Cash dividend declared per common share	$0.58	$0.50	$0.42
Cash dividend paid per common share	$0.56	$0.48	$0.40

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Net income including controlling interest	202,427	186,402	183,240
Other comprehensive income:
Foreign currency translation adjustments, net of tax	3,653	85	(14,858)
Unrealized gains/(losses) on available-for-sale securities, net of tax	(1,119)	392	(155)
Comprehensive income	204,961	186,879	168,227
Less: comprehensive (income)/loss attributable to controlling interest	(715)	246	(1,326)
Comprehensive income attributable to Dolby Laboratories, Inc.	204,246	187,125	166,901

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Dolby Laboratories, Inc.
	Class A		Class B		APIC	Retained Earnings	AOCI	Total Stockholders’ Equity	Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at September 26, 2014	50,659	51	51,610	52	46,415	1,660,485	3,014	1,710,017	21,631	1,731,648
Net income	—	—	—	—	—	181,390	—	181,390	1,850	183,240
Currency translation adjustments, net of tax of $864	—	—	—	—	—	—	(14,321)	(14,321)	(537)	(14,858)
Unrealized losses on investments, net of tax of $(87)	—	—	—	—	—	—	(155)	(155)	—	(155)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(5,615)	(5,615)
Stock-based compensation expense	—	—	—	—	67,069	—	—	67,069	—	67,069
Repurchase of common stock	(2,939)	(3)	—	—	(107,346)	—	—	(107,349)	—	(107,349)
Cash dividends declared and paid on common stock	—	—	—	—	—	(41,018)	—	(41,018)	—	(41,018)
Tax (deficiency) from employee stock plans	—	—	—	—	(1,484)	—	—	(1,484)	—	(1,484)
Common stock issued under employee stock plans	2,087	2	—	—	28,618	—	—	28,620	—	28,620
Tax withholdings on vesting of restricted stock	(382)	—	—	—	(15,708)	—	—	(15,708)	—	(15,708)
Common stock transfers - Class B to Class A	867	1	(867)	(1)	—	—	—	—	—	—
Exercise of class B stock options	—	—	—	—	7	—	—	7	—	7
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	(8,390)	(8,390)
Balance at September 25, 2015	50,292	51	50,743	51	17,571	1,800,857	(11,462)	1,807,068	8,939	1,816,007
Net income	—	—	—	—	—	185,860	—	185,860	542	186,402
Currency translation adjustments, net of tax of $586	—	—	—	—	—	—	873	873	(788)	85
Unrealized gains on investments, net of tax of $49	—	—	—	—	—	—	392	392	—	392
Distributions to controlling interest	—	—	—	—	—	—	—	—	(214)	(214)
Stock-based compensation expense	—	—	—	—	66,985	—	—	66,985	—	66,985
Repurchase of common stock	(2,616)	(3)	—	—	(100,851)	—	—	(100,854)	—	(100,854)
Cash dividends declared and paid on common stock	—	—	—	—	—	(48,397)	—	(48,397)	—	(48,397)
Tax benefit from employee stock plans	—	—	—	—	850	—	—	850	—	850
Common stock issued under employee stock plans	3,382	3	—	—	71,108	—	—	71,111	—	71,111
Tax withholdings on vesting of restricted stock	(379)	(1)	—	—	(13,631)	—	—	(13,632)	—	(13,632)
Common stock transfers - Class B to Class A	6,339	7	(6,339)	(7)	—	—	—	—	—	—
Balance at September 30, 2016	57,018	$57	44,404	$44	$42,032	$1,938,320	$(10,197)	$1,970,256	$8,479	$1,978,735
Net income						201,802		201,802	625	202,427
Currency translation adjustments, net of tax of $(621)							3,563	3,563	90	3,653
Unrealized gains on investments, net of tax of $38							(1,119)	(1,119)		(1,119)
Distributions to controlling interest								—	(2,094)	(2,094)
Stock-based compensation expense					65,343			65,343		65,343
Repurchase of common stock	(2,025)	(2)			(99,998)			(100,000)		(100,000)
Cash dividends declared and paid on common stock						(57,059)		(57,059)		(57,059)
Tax benefit from employee stock plans					1,634			1,634		1,634
Common stock issued under employee stock plans	3,138	2			69,996			69,998		69,998
Tax withholdings on vesting of restricted stock	(379)				(17,676)			(17,676)		(17,676)
Common stock transfers - Class B to Class A	1,530	1	(1,530)	(1)				—		—
Balance at September 29, 2017	59,282	$58	42,874	$43	$61,331	$2,083,063	$(7,753)	$2,136,742	$7,100	$2,143,842

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Operating activities:
Net income including controlling interest	$202,427	$186,402	$183,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,308	85,152	69,133
Stock-based compensation	65,343	66,985	67,069
Amortization of premium on investments	2,758	3,824	9,162
Excess tax benefit from exercise of stock options	(6,742)	(3,225)	(2,544)
Provision for doubtful accounts	924	1,017	33
Deferred income taxes	(29,368)	(22,798)	(14,484)
Gain on sale of ownership interest in subsidiary (pre-tax)	—	—	(26,221)
Other non-cash items affecting net income	2,886	1,779	5,125
Changes in operating assets and liabilities:
Accounts receivable	1,041	24,886	(7,008)
Inventories	(11,922)	(2,949)	5,835
Prepaid expenses and other assets	(12,411)	(15,217)	(3,595)
Accounts payable and other liabilities	44,453	2,834	(7,384)
Income taxes, net	26,950	17,265	21,767
Deferred revenue	23	10,288	8,981
Other non-current liabilities	381	596	268
Net cash provided by operating activities	371,051	356,839	309,377

Investing activities:
Purchases of investment securities	(289,530)	(426,118)	(392,936)
Proceeds from sales of investment securities	84,047	262,125	305,225
Proceeds from maturities of investment securities	152,324	103,987	146,152
Purchases of PP&E	(99,617)	(100,762)	(157,526)
Payments for business acquisitions, net of cash acquired	—	—	(93,516)
Purchase of intangible assets	(5,250)	(121,020)	(37,416)
Proceeds from sale of ownership interest in subsidiary, net	—	—	27,216
Change in restricted cash	(3,706)	(709)	(794)
Net cash used in investing activities	(161,732)	(282,497)	(203,595)

Financing activities:
Proceeds from issuance of common stock	69,998	71,111	28,627
Repurchase of common stock	(100,000)	(100,854)	(107,349)
Payment of cash dividend	(57,059)	(48,397)	(41,018)
Distribution to controlling interest	(2,094)	(214)	(5,615)
Excess tax benefit from exercise of stock options	6,742	3,225	2,544
Shares repurchased for tax withholdings on vesting of restricted stock	(17,676)	(13,632)	(15,708)
Net cash used in financing activities	(100,089)	(88,761)	(138,519)

Effect of foreign exchange rate changes on cash and cash equivalents	1,675	(1,395)	(3,809)
Net increase/(decrease) in cash and cash equivalents	110,905	(15,814)	(36,546)
Cash and cash equivalents at beginning of period	516,112	531,926	568,472
Cash and cash equivalents at end of period	$627,017	$516,112	$531,926

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$56,760	$55,085	$51,881

Non-cash investing and financing activities:
Change in PP&E purchases unpaid at period-end	$(9,613)	$(7,233)	$15,725
Purchase consideration payable for acquisition	$—	$—	$95

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
Use of Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Actual results could differ from our estimates. Significant items subject to such estimates and assumptions include:

•	Estimated selling prices for elements sold in ME revenue arrangements

•	Valuation allowances for accounts receivable

•	Carrying values of inventories and certain PP&E, goodwill, and intangible assets

•	Fair values of investments

•	Accrued liabilities, including liabilities for unrecognized tax benefits

•	Deferred income tax assets and liabilities

•	Stock-based compensation
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include the 53 week period ended September 30, 2016 (fiscal 2016) and the 52 week periods ended September 29, 2017 (fiscal 2017) and September 25, 2015 (fiscal 2015).
Reclassifications
We have reclassified certain prior period amounts within our consolidated financial statements and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, operating cash flows or net income.

2. Summary of Significant Accounting Policies
Concentration of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments, and accounts receivable. Our investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. All our securities are held in custody by a recognized financial institution. Our policy limits the amount of credit exposure to a maximum of 5% to any one issuer, except for the U.S. Treasury, and we believe no significant concentration risk exists with respect to these investments. The majority of our licensing revenue is generated from customers outside of the U.S. We manage this risk by performing regular evaluations of the creditworthiness of our licensing customers. In fiscal 2017 and 2016, we did not have any individual customers whose revenue exceeded 10% of our total revenue. In fiscal 2015, revenue from one customer, Samsung, accounted for approximately 12% of our total revenue, and consisted primarily of licensing revenue from our mobile and broadcast markets.
Cash and Cash Equivalents
We consider all short-term highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents primarily consist of funds held in general checking accounts, money market accounts, commercial paper, and U.S. agency notes.

Restricted Cash
Restricted cash on our consolidated balance sheets consist of cash contributed by Dolby and third-party licensors to Via Licensing Corporation, our wholly-owned subsidiary, that may only be used for licensor enforcement actions or licensee compliance activities related to certain Via-administered patent pools, as well as to disperse costs associated with any audit of Via Licensing Corporation for the Wideband Code Division Multiple Access (W-CDMA) patent pool.
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
Inventories
Inventories are stated at the lower of cost and net realizable value. We evaluate our ending inventories for estimated excess quantities and obsolescence. Our evaluation includes the analysis of future sales demand by product within specific time horizons. Inventories in excess of projected future demand are written down to their net realizable value. In addition, we assess the impact of changing technology on our inventory balances and write-off inventories that are considered obsolete. Write-downs and write-offs of inventory are recorded as a cost of products in our consolidated statements of operations. We classify inventory that we do not expect to sell within twelve months as other non-current assets in our consolidated balance sheets.

Property, Plant, and Equipment
PP&E is stated at cost less accumulated depreciation. Depreciation expense is recognized on a straight-line basis according to estimated useful lives assigned to each of our different categories of PP&E as summarized within the following table:

PP&E Category	Useful Life
Computer equipment and software	3 to 5 years
Machinery and equipment	3 to 8 years
Furniture and fixtures	5 to 8 years
Leasehold improvements	Lesser of useful life or related lease term
Equipment provided under operating leases	Lesser of lease term or 15 years
Buildings and building improvements	20 to 40 years
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
In addition, we completed our annual goodwill impairment assessment for fiscal 2017 in the fiscal quarter ended June 30, 2017. We determined, after performing a qualitative review, that it is more likely than not that the fair value of our reporting units are substantially in excess of their respective carrying amounts. Accordingly, there was no impairment, and the "Step One" goodwill impairment test was not required. We did not incur any goodwill impairment losses in any of the periods presented.
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
Revenue Recognition
We enter into revenue arrangements with our customers to license technologies, trademarks, and other aspects of our technological expertise and to sell products and services. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been completed, our price to the buyer is fixed or determinable, and collectability is probable.
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

Software Arrangements.  Revenue recognition for transactions that involve software, such as fees we earn from certain system licensees, may include multiple elements. For some of our ME arrangements that involve software, customers receive certain elements over a period of time or after delivery of the initial software. These elements may include support, maintenance, and services. The fair value of these elements are recognized over the estimated period for which these elements will be delivered, which is sometimes the estimated life of the software. If we do not have VSOE of fair value for any undelivered element of these ME arrangements that include software, we defer revenue until all elements are delivered or services have been performed, or until we have VSOE of fair value for all remaining undelivered elements. If the undelivered element is support and we do not have VSOE of fair value for the support element, revenue for the entire arrangement is bundled and recognized ratably over the support period. To the extent that the undelivered element is support within the context of a royalty usage based arrangement, and assuming all other revenue recognition criteria are met, we recognize the entire royalty fee as license revenue once reported.
In certain cases, our arrangements require the licensee to pay a fixed fee for the right to distribute units in the future. These fees are generally recognized upon contract execution, unless the arrangement includes contingency terms wherein we assess the totality of the existing facts and circumstances and conclude upon an accounting treatment thereon, or is considered a ME arrangement.
Licensing.  Our licensing revenue is primarily derived from royalties paid to us by licensees of our IP rights, including patents, trademarks, and trade secrets. Royalties are recognized when all revenue recognition criteria have been met. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or in cases where an agreement has expired, upon the receipt of a licensee’s royalty report and payment. Generally, royalties are deemed fixed or determinable upon receipt of a licensee’s royalty report in accordance with the terms of the underlying executed agreement. We determine collectibility based on an evaluation of the licensee’s recent payment history, the existence of a standby letter-of-credit between the licensee’s financial institution and our financial institution, and other factors. If we cannot determine that collectibility is probable, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met. Corrective royalty statements generally comprise less than 1% of our net licensing revenue and are recognized when received, or earlier if a reliable estimate can be made of an anticipated reduction in revenue from a prior royalty statement. An estimate of anticipated reduction in revenue based on historical negative correction royalty statements is also recorded. Deferred revenue represents amounts that we have already collected that are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. Licensing revenue also includes fees we earn for administering joint patent licensing programs (“patent pools”) containing patents owned by us and/or other companies. Royalties related to patent pools are recorded net of royalties payable to third party patent pool members and are recognized when all revenue recognition criteria have been met.
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
Settlements represent new agreements under which a third party has agreed to remit payments to us based on past use of our technology. We recognize settlements as revenue in the period in which all revenue recognition criteria have been met. Generally, settlement fees are deemed to be fixed or determinable upon execution of the settlement agreement, provided such agreement contains no contingency terms or extended payment terms. If we are unable to determine that collectability is probable based on an evaluation of a customer's creditworthiness, we recognize revenue upon the receipt of cash, provided the other revenue recognition criteria have been met.
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
Collaborative Arrangements.  In partnership with established cinema exhibitors, we offer Dolby Cinema, a branded premium cinema experience for movie audiences. Under such collaborations, Dolby and the exhibitor are both active participants, and share the significant risks and rewards associated with the business. Accordingly, these collaborations are governed by revenue sharing arrangements under which Dolby receives a portion of the theatrical box-office revenues in exchange for the use of our imaging and sound technologies, our proprietary designs and corporate branding as well as for the use of our equipment at the exhibitor’s venue. The use of our equipment meets the definition of a lease, and for the related portion of Dolby's share of revenue, we apply ASC 840, Leases, and recognize revenue accordingly. For the use of our IP, the only other predominant deliverable, we apply ASC 605, Revenue Recognition, and recognize revenue when all revenue recognition criteria are met, which is generally upon receipt of quarterly box office reports from exhibitors, and on determining that collectability is probable. In general, revenues from collaboration arrangements are recognized as licensing revenue in our consolidated statements of operations.
Cost of Revenue
Cost of licensing.  Cost of licensing primarily consists of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Cost of licensing also includes royalty obligations to third parties for licensing IP rights as part of arrangements with our customers, depreciation of our Dolby Cinema equipment provided under operating leases in collaborative arrangements, and direct fees incurred.
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
Advertising and Promotional Costs
Advertising and promotional costs are charged to S&M expense as incurred. Our advertising and promotional costs were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Advertising and promotional costs	$47,402	$44,221	$46,202
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
Foreign Currency Transactions.  Certain of our foreign subsidiaries transact in currencies other than their functional currency. Therefore, we re-measure non-functional currency assets and liabilities of these subsidiaries using exchange rates at the end of each period. As a result, we recognize foreign currency transaction and re-measurement gains and losses, which are recorded within other income, net in our consolidated statements of operations. These losses were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Foreign currency transaction (losses)	$(74)	$(474)	$(142)
Foreign Currency Exchange Risk.  In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income/(expense), net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 29, 2017 and September 30, 2016, the outstanding derivative instruments had maturities of equal to or less than 31 days and 31 days, respectively, and the total notional amounts of outstanding contracts were $24.5 million and $18.3 million, respectively. The fair values of these contracts were nominal as of September 29, 2017 and September 30, 2016, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets.
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
Repatriation of Undistributed Foreign Earnings.  Beginning in fiscal 2010, we initiated a policy election to indefinitely reinvest a portion of the undistributed earnings of certain foreign subsidiaries with operations outside of the U.S. We consider the earnings of these foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs, and our specific plans for reinvestment of those subsidiary earnings. A majority of the amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs in order to fund operations and growth of our foreign subsidiaries and acquisitions.
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
Adopted Standards
Consolidation.  During fiscal 2017, we adopted ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amended the consolidation requirements in ASC 810 and changed the consolidation analysis required under U.S. GAAP. The ASU significantly amended how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion. Adoption of this new standard did not result in any changes to the entities we currently consolidate and did not otherwise have any impact on our consolidated financial statements or notes thereto.
Inventory.  During fiscal 2017, we adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which affected reporting entities that measure inventory using FIFO or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Adoption of this new standard did not result in any material changes to inventory and did not otherwise have any impact on our consolidated financial statements or notes thereto.
Standards Not Yet Effective
Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. Amongst the elements in the new standard are requirements for an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, to capitalize certain direct costs associated with revenues and contract acquisition costs, and to provide expanded disclosures.
We are evaluating the impact of adoption of Topic 606 on all of our revenue streams and believe that the following are the most significant changes that could occur:

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

•
Specified performance obligations for which we have not historically had VSOE and which resulted in the deferral of significant revenue balances may accelerate revenue recognition as VSOE for the undelivered elements is no longer required to separately recognize revenue for the delivered elements;

•	Recording a one-time adjustment to retained earnings to reflect the loss of specified future revenues upon adoption.
We have not yet quantified the impact of these anticipated changes.
We may adopt the new standard by either the full retrospective method, whereby the standard is applied to all periods presented, or the modified retrospective method, whereby the standard is applied prospectively on the adoption date. We are currently evaluating our transition options. Although permitted, we do not intend to early-adopt the new standard, but will adopt it beginning September 29, 2018 being our first quarter of fiscal 2019.
In addition to our ongoing evaluation of the accounting changes and of our transition options, the Company is also addressing the impact of the new accounting standard and its expanded disclosure requirements on our policies, processes, controls, and systems.
Leases.  In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for leases. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for all leases. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. The ASU must be applied using a modified retrospective approach. Upon adoption, we will recognize a lease liability and right-of-use asset for each of our long-term lease arrangements, which currently exceed 40 as of September 29, 2017. We currently intend to early adopt this new standard concurrently with the adoption of the new revenue recognition standard beginning September 29, 2018.
We have not yet quantified the impact of these changes, however, we anticipate this standard will have a material impact on our consolidated balance sheets and will not have a material impact on our consolidated income statements. We currently expect the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases. Our accounting for capital leases is expected to remain substantially unchanged.
Share-Based Compensation.  In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. We will adopt the new standard beginning September 30, 2017. Currently, excess tax benefits or deficiencies from stock-based awards are recorded as additional paid-in capital. Upon adoption, excess tax benefits or deficiencies from stock-based awards will be recorded as a component of the income tax provision. As a result, upon adoption, income tax expense and the associated effective tax rate will be impacted by fluctuations in the stock price between the grant dates and exercise or vesting dates of the stock-based awards.
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
Income Taxes: Intra-Entity Asset Transfers.  In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for us beginning September 29, 2018. Early adoption is permitted, including adoption in an interim period. We do not anticipate that the new standard will materially impact our consolidated financial statements.
Restricted Cash.  In November 2016, the FASB issued ASU 2016-18, Restricted Cash — a consensus of the FASB Emerging Issues Task Force, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The ASU is effective for us beginning September 29, 2018. Early adoption is permitted, including adoption in an interim period. Aside from conforming to new cash flow presentation and restricted cash disclosure requirements, we do not anticipate that the new standard will materially impact our consolidated financial statements.
Accounting for Hedging Activities. In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which enables entities to better portray the economics of their risk management activities in the financial statements while enhancing the transparency and understandability of hedge results. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness. The ASU is effective for us beginning September 29, 2018 and we do not currently plan to early adopt. We do not anticipate that the new standard will materially impact our consolidated financial statements.

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of September 29, 2017 and September 30, 2016 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

Accounts Receivable, Net	September 29, 2017	September 30, 2016
Trade accounts receivable	$62,305	$66,229
Accounts receivable from patent administration program customers	14,412	11,829
Accounts receivable, gross	76,717	78,058
Less: allowance for doubtful accounts	(2,967)	(2,370)
Total	$73,750	$75,688

Allowance for Doubtful Accounts	Beginning Balance	Charged to G&A	Deductions	Ending Balance
For fiscal year ended:
September 25, 2015	$1,615	$33	$(106)	$1,542
September 30, 2016	1,542	1,017	(189)	2,370
September 29, 2017	2,370	924	(327)	2,967
Inventories

Inventories	September 29, 2017	September 30, 2016
Raw materials	$6,812	$3,526
Work in process	4,954	4,020
Finished goods	13,285	8,808
Total	$25,051	$16,354
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $1.8 million and $1.6 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of September 29, 2017 and September 30, 2016, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.

Prepaid Expenses And Other Current Assets

Prepaid Expenses And Other Current Assets	September 29, 2017	September 30, 2016
Prepaid expenses	$16,681	$13,440
Other current assets	11,383	11,578
Income tax receivable	2,444	1,284
Total	$30,508	$26,302
Accrued Liabilities

Accrued Liabilities	September 29, 2017	September 30, 2016
Accrued royalties	$2,274	$1,939
Amounts payable to patent administration program partners	49,141	34,472
Accrued compensation and benefits	92,277	71,261
Accrued professional fees	5,530	6,528
Unpaid PP&E additions	10,096	17,100
Other accrued liabilities	47,716	37,755
Total	$207,034	$169,055
Other Non-Current Liabilities

Other Non-Current Liabilities	September 29, 2017	September 30, 2016
Supplemental retirement plan obligations	$2,928	$2,540
Non-current tax liabilities	91,013	68,254
Other liabilities	13,573	12,128
Total	$107,514	$82,922
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
Our investment securities primarily consist of government bonds, certificates of deposit, municipal debt securities, corporate bonds, U.S. agency securities, and commercial paper. In addition, our cash and cash equivalents also consist of highly-liquid money market funds. Consistent with our investment policy, none of our municipal debt investments are supported by letters of credit or standby purchase agreements. Our cash and investment portfolio consisted of the following (in thousands):

	September 29, 2017
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$623,244			$623,244
Cash equivalents:
Commercial paper	1,223	—	—	1,223		1,223
Money market funds	2,550	—	—	2,550	2,550
Cash and cash equivalents	627,017	—	—	627,017	2,550	1,223	—

Short-term investments:
Certificate of deposit (1)	17,236	9	(1)	17,244		17,244
U.S. agency securities	9,518	—	(20)	9,498		9,498
Government bonds	2,034	—	(6)	2,028	2,028
Commercial paper	15,160	2	(1)	15,161		15,161
Corporate bonds	174,750	54	(163)	174,641		174,641
Municipal debt securities	29,178	16	(9)	29,185		29,185
Short-term investments	247,876	81	(200)	247,757	2,028	245,729	—

Long-term investments:
Certificate of deposit (1)	22,940	5	(6)	22,939		22,939
U.S. agency securities	21,779	—	(178)	21,601		21,601
Government bonds	17,839	—	(107)	17,732	17,732
Corporate bonds	218,857	327	(537)	218,647		218,647
Municipal debt securities	28,913	29	(25)	28,917		28,917
Other long-term investments (2)	4,171	357	—	4,528	357		—
Long-term investments	314,499	718	(853)	314,364	18,089	292,104	—

Total cash, cash equivalents, and investments	$1,189,392	$799	$(1,053)	$1,189,138	$22,667	$539,056	$—

Investments held in supplemental retirement plan:
Assets	3,026			3,026	3,026
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	3,026			3,026	3,026
Included in accrued liabilities & other non-current liabilities

(1)	Certificates of deposit include marketable securities and those with a maturity in excess of one year as of September 29, 2017 are classified within long-term investments.

(2)
Other long-term investments as of September 29, 2017 include a marketable equity security of $0.4 million, and other investments that are not carried at fair value including an equity method investment of $0.6 million and two cost method equity investments of $3.0 million and $0.5 million. During fiscal 2017, we recorded a write-off charge to reduce the carrying value of a cost method equity investment to zero in recognition of an other-than-temporary impairment.

	September 30, 2016
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$501,863			$501,863
Cash equivalents:
Commercial paper	1,099			1,099		1,099
Corporate bonds	2,240	—	—	2,240		2,240
Money market funds	10,910	—	—	10,910	10,910
Cash and cash equivalents	516,112	—	—	516,112	10,910	3,339	—

Short-term investments:
Certificate of deposit (1)	13,912	6		13,918		13,918
Commercial paper	19,629	1	(10)	19,620		19,620
Corporate bonds	63,762	24	(14)	63,772		63,772
Municipal debt securities	24,334		(15)	24,319		24,319
Short-term investments	121,637	31	(39)	121,629	—	121,629	—

Long-term investments:
Certificate of deposit (1)	4,500	10		4,510		4,510
U.S. agency securities	27,536	24	(26)	27,534	27,534
Government bonds	31,971	77	(12)	32,036	32,036
Corporate bonds	295,921	715	(266)	296,370		296,370
Municipal debt securities	30,090	28	(32)	30,086		30,086
Other long-term investments (2)	3,002	366		3,368	366
Long-term investments	393,020	1,220	(336)	393,904	59,936	330,966	—

Total cash, cash equivalents, and investments	$1,030,769	$1,251	$(375)	$1,031,645	$70,846	$455,934	$—

Investments held in supplemental retirement plan:
Assets	2,638			2,638	2,638
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	2,638			2,638	2,638
Included in accrued liabilities & other non-current liabilities

(1)	Certificates of deposit include marketable securities and those with a maturity in excess of one year as of September 30, 2016 are classified within long-term investments.

(2)
Other long-term investments as of September 30, 2016 include a marketable equity security of $0.4 million , and other investments that are not carried at fair value including an equity method investment of $0.5 million and two cost method equity investments of $2.0 million and $0.5 million.

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

The following table describes the valuation techniques and inputs applicable to each class of security held within our investment portfolio as of September 29, 2017:

Asset Type	Primary Source	Update Frequency	Fair Value Methodology	Secondary Source

Level 1
Money Market Funds	Not Applicable	Daily	$1 per share	Not Applicable
U.S. Government Bonds	FT Interactive Data	Daily	Market Prices	Bloomberg

Level 2
Certificates of Deposit	ICE (Intercontinental Exchange)	Monthly	Market Prices	Bloomberg
Commercial Paper	U.S. Bank Pricing Unit	Daily	Matrix Pricing	Not Applicable
Corporate Bonds	ICE (Intercontinental Exchange)	Daily	Institutional Bond Quotes - evaluations based on various market and industry inputs	Bloomberg
Municipal Debt Securities	Standard & Poor's	Daily	Evaluations based on various market and industry inputs	ICE (Intercontinental Exchange) & Bloomberg
US Agency Securities (1)	ICE (Intercontinental Exchange)	Daily	Institutional Bond Quotes - evaluations based on various market and industry inputs	Bloomberg
Int'l Government Bonds	ICE (Intercontinental Exchange) Extel Financial Ltd	Daily	Evaluations based on various market factors	Bloomberg

(1)
US Agency Securities were transferred from Level 1 to Level 2 in the fiscal 2017 fair value hierarchy as quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value may be used.

Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than-temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position as of September 29, 2017 and September 30, 2016 (in thousands):

	September 29, 2017				September 30, 2016
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$19,750	$(6)	$—	$—	$—	$—	$—	$—
U.S. agency securities	19,713	(91)	11,386	(108)	22,988	(38)	—	—
Government bonds	15,029	(64)	4,729	(49)	—	—	—	—
Commercial paper	4,292	(1)	—	—	11,479	(10)	—	—
Corporate bonds	125,890	(251)	109,806	(449)	153,491	(280)	1,000	—
Municipal debt securities	26,749	(24)	3,625	(10)	35,625	(42)	4,615	(5)
Total	$211,423	$(437)	$129,546	$(616)	$223,583	$(370)	$5,615	$(5)
Although we had certain securities that were in an unrealized loss position as of September 29, 2017, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at either September 29, 2017 or September 30, 2016 to represent an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of September 29, 2017 and September 30, 2016, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	September 29, 2017		September 30, 2016
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$251,649	$251,530	$135,886	$135,884
Due in 1 to 2 years	213,555	213,154	225,679	225,953
Due in 2 to 3 years	96,773	96,682	164,339	164,583
Total	$561,977	$561,366	$525,904	$526,420

5. Property, Plant, & Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products, cost of services, R&D, S&M, and G&A expenses in our consolidated statements of operations. Depreciation expense was $53.4 million, $52.0 million, and $48.2 million in fiscal 2017, 2016, and 2015, respectively.
As of September 29, 2017 and September 30, 2016, PP&E consisted of the following (in thousands):

Property, Plant, & Equipment	September 29, 2017	September 30, 2016
Land	$43,364	$43,325
Buildings and building improvements	281,196	251,700
Leasehold improvements	65,034	60,480
Machinery and equipment	98,437	88,943
Computer equipment and software	173,341	154,291
Furniture and fixtures	28,118	26,900
Equipment provided under operating leases	97,456	35,968
Construction-in-progress	3,673	32,576
Property, plant, and equipment, gross	790,619	694,183
Less: accumulated depreciation	(305,344)	(250,527)
Property, plant, & equipment, net	$485,275	$443,656

6. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 25, 2015	$307,708
Translation adjustments	1,908
Balance at September 30, 2016	$309,616
Translation adjustments	1,471
Balance at September 29, 2017	$311,087
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization. Intangible assets subject to amortization consisted of the following (in thousands):

	September 29, 2017			September 30, 2016
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$299,707	$(128,986)	$170,721	$293,824	$(101,711)	$192,113
Customer relationships	56,843	(38,368)	18,475	56,821	(34,113)	22,708
Other intangibles	22,742	(22,290)	452	22,716	(22,195)	521
Total	$379,292	$(189,644)	$189,648	$373,361	$(158,019)	$215,342
During fiscal 2017 and 2016, we purchased various patents and developed technology for cash consideration of $5.3 million and $121.0 million, and upon acquisition, these intangible assets had a weighted-average useful life of 18.0 years and 10.1 years, respectively. These acquisitions facilitate our R&D efforts, technologies and potential product offerings. Included within the total patent purchases made during fiscal 2016 was the acquisition of a large individual patent portfolio that fits within our existing patent licensing programs in exchange for consideration of $105.0 million. These assets are categorized within the "Acquired patents and technology" intangible asset class, and are being amortized over their weighted-average useful life of 9.0 years.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D and S&M expenses in our consolidated statements of operations. Amortization expense was $30.9 million, $33.2 million, and $21.0 million in fiscal 2017, 2016 and 2015, respectively. As of September 29, 2017, expected amortization expense of our intangible assets in future periods was as follows (in thousands):

Fiscal Year	Amortization Expense
2018	$25,581
2019	24,908
2020	24,445
2021	24,418
2022	22,191
Thereafter	68,105
Total	$189,648

7. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At September 29, 2017, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At September 29, 2017, we had 59,281,837 shares of Class A common stock and 42,873,597 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
2005 Stock Incentive Plan
Following shareholder approval in January 2005, our 2005 Stock Plan was adopted by our Board of Directors on February 16, 2005, the day prior to the completion of our IPO. Our 2005 Stock Plan, as amended and restated, provides for the ability to grant incentive stock options, non-qualified stock options, restricted stock, RSUs, stock appreciation rights, deferred stock units, performance units, performance bonus awards, and performance shares. A total of 46.0 million shares of our Class A common stock is authorized for issuance under the 2005 Stock Plan. For awards granted prior to February 2011, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as two shares for every one share returned. For those awards granted from February 2011 onward, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as 1.6 shares for every one share subject to the award, and if returned to the 2005 Stock Plan, such shares will be counted as 1.6 for every one share returned.
Stock Options.    Stock options are generally granted at fair market value on the date of grant. Options granted to employees and officers prior to June 2008 generally vest over 4 years, with equal annual cliff-vesting and expire on the earlier of 10 years after the date of grant or three months after termination of service. Options granted to employees and officers from June 2008 onward generally vest over four years, with 25% of the shares subject to the option becoming exercisable on the one-year anniversary of the date of grant and the balance of the shares vesting in equal monthly installments over the following 36 months. These options expire on the earlier of ten years after the date of grant or three months after termination of service. All options granted vest over the requisite service period and upon the exercise of stock options, we issue new shares of Class A common stock under the 2005 Stock Plan. Our 2005 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria.
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
On December 15, 2016, we granted PSOs to our executive officers exercisable for an aggregate of 276,199 shares at the target award amount, which would be exercisable for an aggregate of up to 345,248 shares at 125% of the target award amount. On December 15, 2015, we granted PSOs to our executive officers exercisable for an aggregate of 335,699 shares at the target award amount, which would be exercisable for an aggregate of up to 419,623 shares at 125% of the target award amount. As of September 29, 2017, PSOs exercisable for an aggregate of 571,398 shares at the target award amount, which would be exercisable for an aggregate of up to 714,246 shares at 125% of the target award amount, were outstanding.
The following table summarizes information about stock options issued under our 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 30, 2016	8,690	$35.98
Grants	1,934	46.88
Exercises	(1,679)	34.41
Forfeitures and cancellations	(204)	37.64
Options outstanding at September 29, 2017	8,741	38.65	7.0	$164,950

Options vested and expected to vest at September 29, 2017	8,342	38.44	6.7	159,235

Options exercisable at September 29, 2017	4,783	$36.07	5.8	102,627

(1)	Aggregate intrinsic value is based on the closing price of our Class A common stock on September 29, 2017 of $57.52 and excludes the impact of options that were not in-the-money.
The following table summarizes information about stock options outstanding and exercisable at September 29, 2017:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$24.60 - $28.90	785	3.6	$28.21	813	$27.64
$28.91 - $33.40	2,374	7.3	32.36	1,189	31.59
$33.41 - $37.33	110	5.4	35.37	85	35.03
$37.34 - $42.95	1,705	6.1	38.43	1,521	38.38
$42.96 - $47.45	3,374	8.0	44.30	1,125	43.12
$47.46 - $62.29	393	8.5	50.89	50	52.59
	8,741			4,783
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria, although no such awards had been granted as of September 29, 2017. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our Class A common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.

The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 30, 2016	2,872	$40.16
Granted	1,218	46.80
Vested	(1,108)	36.69
Forfeitures	(143)	39.75
Non-vested at September 29, 2017	2,839	$44.38
The fair value as of the respective vesting dates of RSUs were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Restricted stock units - vest date fair value	$51,985	$40,283	$45,175

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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Expected term (in years)	5.13	5.24	4.64
Risk-free interest rate	2.1%	1.7%	1.5%
Expected stock price volatility	27.4%	29.8%	29.6%
Dividend yield	1.1%	1.4%	0.9%
The following table summarizes the weighted-average fair value (per share) of stock options granted and the total intrinsic value of stock options exercised (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Stock options granted - weighted-average grant date fair value	$11.39	$8.49	$10.54
Stock options exercised - intrinsic value	28,544	27,485	8,546
Stock-Based Compensation Expense
Stock-based compensation expense for equity awards granted to employees is determined by estimating their fair value on the date of grant, and recognizing that value as an expense on a straight-line basis over the requisite service period in which our employees earn the awards. Compensation expense related to these equity awards is recognized net of estimated forfeitures, which reduce the expense recorded in the consolidated statements of operations. Our methodology under which estimated forfeiture rates are derived is based on an evaluation of trends in our historical forfeiture data with consideration for other potential driving factors. If in subsequent periods actual forfeitures significantly differ from our estimates, we will revise such estimates accordingly. Beginning in fiscal 2015, we revised the method under which we estimate forfeitures. The impact of this change in estimate was not material. The estimated annual forfeiture rates used for awards granted were 10.16%, 10.49% and 9.98% in fiscal 2017, 2016, and 2015, respectively.
The following tables separately present stock-based compensation expense both by award type and classification within our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Stock options	$18,630	$21,311	$22,972
Restricted stock units	43,171	42,201	40,332
Employee stock purchase plan	3,542	3,473	3,765
Total stock-based compensation	65,343	66,985	67,069
Benefit from income taxes	(18,959)	(19,627)	(19,606)
Total stock-based compensation, net of tax	$46,384	$47,358	$47,463

Expense - By Income Statement Classification

	Fiscal Year Ended
Compensation Expense - By Classification	September 29, 2017	September 30, 2016	September 25, 2015
Cost of products	$946	$859	$949
Cost of services	512	547	457
Research and development	18,497	17,771	18,682
Sales and marketing	26,175	27,579	24,283
General and administrative	19,213	20,229	22,698
Total stock-based compensation	65,343	66,985	67,069
Benefit from income taxes	(18,959)	(19,627)	(19,606)
Total stock-based compensation, net of tax	$46,384	$47,358	$47,463

The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Tax benefit - shares issued under ESPP	$802	$550	$328
Unrecognized Compensation Expense.    At September 29, 2017, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $30.9 million, which is expected to be recognized over a weighted-average period of 2.4 years. At September 29, 2017, total unrecorded compensation expense associated with RSUs expected to vest was approximately $77.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing up to $250.0 million to be used for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 29, 2017 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Total	$1,300,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of September 29, 2017, the remaining authorization to purchase additional shares is approximately $152.0 million.
The following table provides information regarding share repurchase activity under the program in fiscal 2017:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 30, 2016	531,465	$25,001	$47.02
Q2 - Quarter ended March 31, 2017	519,917	24,999	48.07
Q3 - Quarter ended June 30, 2017	485,179	24,994	51.50
Q4 - Quarter ended September 29, 2017	488,909	25,006	51.13
Total	2,025,470	$100,000

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend Program
In October 2014, our Board of Directors initiated a quarterly cash dividend program for our stockholders. The following table summarizes dividends declared under the program during fiscal 2017:

Fiscal Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2017
Q1 - Quarter ended December 30, 2016	January 25, 2017	February 6, 2017	February 15, 2017	$0.14	$14.3 million
Q2 - Quarter ended March 31, 2017	April 26, 2017	May 8, 2017	May 16, 2017	$0.14	$14.3 million
Q3 - Quarter ended June 30, 2017	July 24, 2017	August 7, 2017	August 15, 2017	$0.14	$14.3 million
Q4 - Quarter ended September 29, 2017	October 25, 2017	November 6, 2017	November 15, 2017	$0.16	$16.3 million	(1)

(1)	The dividend payment amount is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Year Ended September 29, 2017			Fiscal Year Ended September 30, 2016
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$742	$(10,939)	$(10,197)	$350	$(11,812)	$(11,462)
Other comprehensive income before reclassifications:
Unrealized gains/(losses) - investment securities	(1,062)		(1,062)	(220)		(220)
Foreign currency translation gains/(losses) (1)		4,184	4,184		287	287
Income tax effect - benefit/(expense)	12	(621)	(609)	188	586	774
Net of tax	(1,050)	3,563	2,513	(32)	873	841
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) - investment securities (1)	(95)		(95)	563		563
Income tax effect - benefit/(expense) (2)	26		26	(139)		(139)
Net of tax	(69)	—	(69)	424	—	424
Net current-period other comprehensive income/(loss)	(1,119)	3,563	2,444	392	873	1,265
Ending Balance	$(377)	$(7,376)	$(7,753)	$742	$(10,939)	$(10,197)

(1)
Realized gains or losses, if any, from the sale of our AFS investment securities or from foreign currency translation adjustments are included within other income/expense, net in our consolidated statements of operations.

(2)	The income tax benefit or expense is included within provision for income taxes in our consolidated statements of operations.
9. Earnings Per Share
Basic EPS is computed by dividing net income attributable to Dolby Laboratories, Inc. by the number of weighted-average shares of Class A and Class B common stock outstanding during the period. Through application of the treasury stock method, diluted EPS is computed in the same manner, except that the number of weighted-average shares outstanding is increased by the number of potentially dilutive shares from employee incentive plans during the period. Potentially dilutive shares include the hypothetical number of shares issued under the assumed exercise of outstanding stock options and vesting of outstanding RSUs.
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

The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$201,802	$185,860	$181,390

Denominator:
Weighted-average shares outstanding—basic	101,784	100,717	102,354
Potential common shares from options to purchase common stock	1,098	1,013	811
Potential common shares from restricted stock units	404	694	697
Weighted-average shares outstanding—diluted	103,286	102,424	103,862

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$1.98	$1.85	$1.77
Diluted	$1.95	$1.81	$1.75

Antidilutive awards excluded from calculation:
Stock options	160	2,971	4,270
Restricted stock units	—	30	127

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
Income Tax Provision
The following two tables present the components of our income before provision for income taxes by geographic region and the portion of our provision for income taxes classified as current and deferred (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
United States	$28,221	$37,223	$17,091
Foreign	228,423	198,681	228,691
Total	$256,644	$235,904	$245,782

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Current:
Federal	$30,719	$19,226	$24,262
State	610	521	130
Foreign	55,531	52,492	52,461
Total current	86,860	72,239	76,853

Deferred:
Federal	(27,345)	(19,540)	(9,593)
State	(4,596)	(3,451)	(3,686)
Foreign	(702)	254	(1,032)
Total deferred	(32,643)	(22,737)	(14,311)
Provision for income taxes	$54,217	$49,502	$62,542

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
As a result, we have not recorded a deferred tax liability on undistributed earnings of foreign subsidiaries of approximately $868.0 million, which are permanently reinvested outside the U.S. If these undistributed earnings held by foreign subsidiaries are repatriated to the U.S., they may be subject to federal and state income taxes, less any applicable foreign tax credits and withholding taxes, estimated at approximately $224.8 million as of September 29, 2017. Accordingly, if a determination is made to repatriate some or all of these foreign earnings, we would need to adjust our income tax provision in the period that the determination is made to accrue for taxes payable on earnings that will no longer be indefinitely invested outside the U.S.
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

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Withholding taxes	$48,012	$45,151	$45,372
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

A summary of the tax effects of the temporary differences were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016
Deferred income tax assets:
Investments	$2,327	$972
Inventories	6,821	7,855
Net operating loss	2,806	2,818
Accrued expenses	19,732	16,497
Stock-based compensation	26,970	31,397
Revenue recognition	53,843	54,043
Depreciation and amortization	52,876	26,364
Research and development credits	15,504	12,837
Foreign tax credits	10,140	9,727
Translation adjustment	625	1,223
Other	6,696	9,473
Total gross deferred income tax assets	198,340	173,206
Less: valuation allowance	—	—
Total deferred income tax assets	198,340	173,206

Deferred income tax liabilities:
Intangibles	(2,277)	(2,014)
International earnings	(4,855)	(4,097)
Unrealized gain on investments	(293)	(305)
Deferred income tax assets, net (non-current)	$190,915	$166,790
NOL and Tax Credit Carryforwards
At September 29, 2017, the NOL carried forward for federal and California tax purposes were $2.2 million and $9.7 million, respectively, and will expire in fiscal 2029 if unused. Additionally, we had a total foreign NOL carryforward of $7.9 million as of September 29, 2017, an amount which is not subject to expiration. At September 29, 2017, we also had foreign tax credit and federal R&D tax credit carryforwards of $7.7 million and $4.9 million, respectively, which will expire between fiscal 2025 and fiscal 2035, and California and foreign R&D tax credits of $20.9 million and $1.5 million, respectively, which will be carried forward indefinitely.
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

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	0.7	0.7	0.7
Stock-based compensation expense rate	1.4	1.5	1.7
Research and development tax credits	(3.7)	(5.2)	(3.0)
Tax exempt interest	(0.1)	(0.1)	(0.2)
U.S. manufacturing tax incentives	(0.8)	(1.1)	(0.3)
Foreign rate differential	(11.7)	(9.5)	(9.1)
Audit settlements	(0.6)	(2.3)	—
Other	0.9	2.0	0.6
Effective tax rate	21.1%	21.0%	25.4%
Our effective tax rate remained unchanged in fiscal 2017, from 21.0% in fiscal 2016 to 21.1% in fiscal 2017. The effective tax rate in fiscal 2017 compared to fiscal 2016 reflects a benefit from a higher proportion of our overall earnings being attributable to lower tax-rate jurisdictions, offset by reduced benefits from both federal R&D tax credits and lower settlements from prior years' state audits.

Our effective tax rate decreased from 25.4% in fiscal 2015 to 21.0% in fiscal 2016. The decrease was primarily due to benefits from the settlement of a multi-year state audit and federal R&D tax credits that were retroactively reinstated in fiscal 2015.
Uncertain Tax Positions
As of September 29, 2017, the total amount of gross unrecognized tax benefits was $98.7 million, of which $85.0 million, if recognized, would reduce our effective tax rate. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets. Over the next twelve months, we estimate that this amount will be reduced by $3.7 million as a result of the expiration of certain statute of limitations. Aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Beginning Balance	$75,168	$65,161	$31,351
Gross increases - tax positions taken during prior years	308	4,343	507
Gross decreases - tax positions taken during prior years	—	—	—
Gross increases - tax positions taken during current year	26,724	26,585	34,293
Gross decreases - settlements with tax authorities during current year	(1,101)	(20,086)	—
Lapse of statute of limitations	(2,434)	(835)	(990)
Ending Balance	$98,665	$75,168	$65,161
Classification of Interest and Penalties
We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision. In fiscal 2017, our current tax provision was increased by interest expense of $1.8 million, while in fiscal 2016, our current tax provision was increased by interest expense of $0.4 million and reduced by penalties of $0.5 million. Accrued interest and penalties are included within the related tax liability line item in our consolidated balance sheets. Our accrued interest and penalties on unrecognized tax benefits as of September 29, 2017 and September 30, 2016 were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016
Accrued interest	$3,733	$1,936
Accrued penalties	55	53
Total	$3,788	$1,989
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
During fiscal 2017, we settled two multi-year examinations of our tax filings by taxing authorities, and as a result, recognized a total net tax benefit of $1.5 million related to the settlement of these audits. We settled the examination of our tax filings with the State of California for the 2009 through 2011 fiscal years and our tax filings with the State of New York for the 2011 through 2013 fiscal years.
We are currently under audit by the State of New York for the 2014 through 2015 fiscal years. In the U.S federal jurisdiction, other major states, and major foreign jurisdictions, the fiscal years subsequent to 2013, 2011, and 2010, respectively, remain open and could be subject to examination by the taxing authorities.
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
Fiscal 2017 Restructuring Plan.    In September 2017, we implemented a plan to reduce certain activities in order to reallocate those resources towards higher priority investment areas. As a result, we recorded $12.9 million in restructuring costs during fiscal 2017, representing severance and other related benefits offered to approximately 80 employees that were affected by this action. The table presented below summarizes changes in restructuring accruals under this plan (in thousands):

Severance and associated costs
Restructuring charges	$12,856
Cash payments	(168)
Non-cash and other adjustments	—
Balance at September 29, 2017	$12,688
Fiscal 2016 Restructuring Plan.    In January 2016, we implemented a plan to reorganize and consolidate certain activities and positions within our global business infrastructure. As a result, we recorded $1.3 million in restructuring costs during fiscal 2016, representing severance and other related benefits offered to approximately 30 employees that were affected by this action. The table presented below summarizes changes in restructuring accruals under this plan, and reflects the completion of activity during fiscal 2016 (in thousands):

Severance and associated costs
Restructuring charges	$1,294
Cash payments	(1,233)
Non-cash and other adjustments	(61)
Balance at September 30, 2016	$—

12. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of September 29, 2017 (in thousands):

	Payments Due By Fiscal Period
	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Naming rights	$7,715	$7,811	$7,909	$8,008	$8,108	$86,865	$126,416
Operating leases	15,593	12,887	11,874	10,210	8,960	25,291	84,815
Purchase obligations	12,105	24,072	21,010	—	—	—	57,187
Donation commitments	255	6,300	322	122	122	958	8,079
Total	$35,668	$51,070	$41,115	$18,340	$17,190	$113,114	$276,497
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

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Total rent expense	$15,091	$13,288	$15,349
Purchase Obligations.     Purchase obligations primarily consist of our commitments made under agreements to purchase goods and services related to Dolby Cinema and for purposes that include IT and telecommunications, marketing and professional services, and manufacturing and other R&D activities.
Donation Commitments.     Donation commitments primarily relate to a non-cancelable obligation entered into during fiscal 2014 to install and donate imaging and audio products to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California, and to provide maintenance services for 15 years from its expected opening date in fiscal 2019, in exchange for various marketing, branding, and publicity benefits.
Purchase Obligations.     Purchase obligations primarily consist of our commitments made under agreements to purchase goods and services related to Dolby Cinema and for purposes that include IT and telecommunications, marketing and professional services, and manufacturing and other R&D activities.
Indemnification Clauses.     On a limited basis, our contractual agreements will contain a clause under which we agree to provide indemnification to the counterparty, most commonly to licensees in connection with licensing arrangements that include our IP. We have also entered into indemnification agreements with our officers, directors, and certain employees, and our certificate of incorporation and bylaws contain similar indemnification obligations. Additionally, and although not a contractual requirement, we have at times elected to defend our licensees from third party IP infringement claims. Since the terms and conditions of our contractual indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. Furthermore, we have not historically made any payments in connection with any such obligation and believe there to be a remote likelihood that any potential exposure in future periods would be of a material amount. As a result, no amounts have been accrued in our consolidated financial statements with respect to the contingent aspect of these indemnities.

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
Total acquisition-related costs incurred in connection with the transaction were $0.4 million during fiscal 2015. These costs were included in G&A expenses in our consolidated statements of operations. Pro forma financial information has not been presented for any period since the impact of the Doremi acquisition was not material.

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
We operate as a single reporting segment. During the fiscal quarter ended December 30, 2016, we reorganized certain aspects of our internal business infrastructure primarily to integrate and align sales support more directly with our business units. Following the reorganization, we reassessed our business units and concluded that the composition of our reportable segments remains unchanged and that we continue to operate as a single reportable segment. This reflects the fact that our CODM continues to evaluate our financial information and resources, and continues to assess the performance of these resources, on a consolidated basis. All required financial segment information is therefore included in our consolidated financial statements.
Geographic Information
The methods to determine revenue by geographic region for each of the three categories included within total revenue in our consolidated statements of operations are described within the table presented below.

Revenue Category	Basis For Determining Geographic Location
Licensing	Region in which our licensees’ headquarters are located
Products	Destination to which our products are shipped
Services	Location in which the relevant services are performed

The following tables present selected information regarding total revenue by geographic location (amounts presented in thousands).
Revenue Composition - United States & International

	Fiscal Year Ended
Location	September 29, 2017	September 30, 2016	September 25, 2015
United States	$373,264	$320,129	$276,733
International	708,190	705,609	693,905
Total revenue	$1,081,454	$1,025,738	$970,638
Revenue Concentration - Significant Individual Geographic Regions

	Fiscal Year Ended
Location	September 29, 2017	September 30, 2016	September 25, 2015
United States	35%	31%	29%
South Korea	16%	17%	21%
China	16%	14%	7%
Japan	12%	12%	13%
Europe	11%	14%	13%
Taiwan	4%	4%	10%
Other	6%	8%	7%
Total	100%	100%	100%
Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows (in thousands):

Location	September 29, 2017	September 30, 2016
United States	$439,023	$412,447
International	46,252	31,209
Total long-lived tangible assets, net of accumulated depreciation	$485,275	$443,656

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

Our interests in these consolidated affiliated entities and the location of the property leased to Dolby Laboratories as of September 29, 2017 were as follows:

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

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Related party rent expense included in operating expenses	$3,142	$3,097	$3,136
Distributions.     Distributions made by the jointly-owned real estate entities to our principal stockholder were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Distributions to principal stockholder	$(2,094)	$(214)	$(5,615)

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

Deconsolidation of Subsidiary
Cash consideration received (1)	$31,263
Less: net book value of Dolby Properties, LLC	(5,042)
Gain on sale (pre-tax)	$26,221

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

We also maintain a SERP, a non-qualified, employer-funded retirement plan for certain senior executives employed in the United States. The plan was adopted in October 2004 prior to our IPO and was terminated in fiscal 2005. We have not made any contributions to the SERP since fiscal 2006. The purpose of the plan was to provide these executives with the opportunity to receive retirement income benefits in addition to the benefits generally available to all employees. The benefits provided to participants were based on defined contributions that we made to the plan and the gains and losses on the investment of those contributions. At September 29, 2017, the balance in the SERP account represents amounts contributed prior to the plan's termination, with the underlying plan investments consisting primarily of mutual fund investments. SERP assets are included within prepaid expenses and other current assets and within other non-current assets, while SERP liabilities are included within accrued liabilities and within other non-current liabilities in our consolidated balance sheets.
Retirement plan expenses, which are included in cost of products, cost of services, R&D, S&M, and G&A expense in our consolidated statements of operations, were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	September 25, 2015
Retirement plan expenses	$22,035	$20,471	$19,431

18. Selected Quarterly Financial Data
The following table presents selected unaudited quarterly financial information from fiscal 2017 and 2016 (in thousands, except per share amounts):

	Fiscal Year 2017				Fiscal Year 2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue:
Licensing	$232,699	$241,617	$278,106	$213,370	$211,129	$249,336	$253,026	$203,541
Products	28,211	20,713	22,569	23,797	24,809	20,063	20,638	25,033
Services	5,357	5,144	4,990	4,881	4,876	4,941	3,923	4,423
Total revenue	266,267	267,474	305,665	242,048	240,814	274,340	277,587	232,997
Cost of revenue	29,967	26,977	32,125	29,238	29,766	24,373	24,621	30,222
Gross margin	236,300	240,497	273,540	212,810	211,048	249,967	252,966	202,775
Income before taxes and controlling interest	67,656	66,194	96,303	26,491	39,484	83,823	81,784	30,813
Net income attributable to Dolby Laboratories	$53,374	$50,590	$76,043	$21,795	$30,901	$67,398	$63,628	$23,933

Earnings per share:
Basic	$0.53	$0.50	$0.75	$0.21	$0.31	$0.67	$0.63	$0.24
Diluted	$0.51	$0.49	$0.73	$0.21	$0.30	$0.66	$0.62	$0.23
Weighted-average shares outstanding:
Basic	101,483	101,787	101,905	101,959	100,734	100,456	100,533	101,145
Diluted	103,876	103,883	104,222	103,530	101,931	101,555	102,677	103,766

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 29, 2017 using the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 29, 2017. Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, compliance with Section 16 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), our code of business conduct and ethics, our Compensation Committee, Nominating and Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2018 (“2018 Proxy Statement”).
Executive Officers of the Registrant
Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of October 27, 2017 are set forth below:

Executive Officers	Age	Position(s)
Kevin Yeaman	51	President and Chief Executive Officer
Lewis Chew	54	Executive Vice President and Chief Financial Officer
Andy Sherman	50	Executive Vice President, General Counsel and Corporate Secretary
Robert Borchers	52	Senior Vice President, Chief Marketing Officer
Steven Forshay	63	Senior Vice President, Advanced Technology Group
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

Lewis Chew joined us as Executive Vice President and Chief Financial Officer in June 2012. Mr. Chew leads the worldwide finance organization and is responsible for the financial and infrastructure support for our business, which includes all finance functions, information technology, real estate and facilities, manufacturing, supply chain, and investor relations. Mr. Chew comes to us with decades of financial and strategic business management experience. Mr. Chew is the former Senior Vice President of Finance and Chief Financial Officer of National Semiconductor Corporation, a manufacturer of electronic components, where he was responsible for all finance functions as well as information systems and investor relations. Prior to joining National Semiconductor, Mr. Chew was a partner at KPMG LLP, an accounting firm, serving numerous technology and financial institution clients. Mr. Chew serves as a member of the Board of Directors at PG&E Corporation, an energy-based holding company. Mr. Chew holds a B.S. degree in accounting from Santa Clara University.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information in the 2018 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors,” “Executive Compensation Tables and Related Matters,” “Compensation of Directors”, and “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2018 Proxy Statement under the headings “Executive Compensation Tables and Related Matters—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2018 Proxy Statement under the headings “Certain Relationships and Related Transactions" and “Corporate Governance Matters.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information in the 2018 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm.”

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
		Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005
3.2	Form of Amended and Restated Bylaws	Quarterly Report on Form 10-Q	April 30, 2009
4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006
10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors & Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.2*	2000 Stock Incentive Plan, as amended and restated	Quarterly Report on Form 10-Q	February 6, 2013
10.3*	2005 Stock Plan, as amended and restated on February 7, 2017 (“2005 Stock Plan”)	Current Report on Form 8-K	February 9, 2017
10.4*+	Employee Stock Purchase Plan (“ESPP”), as amended and restated on September 19, 2017
10.5*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.6*	Form of Global Stock Option Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.7*	Form of Executive Global Stock Option Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.8*	Form of Global Restricted Stock Unit Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.9*	Form of Executive Global Restricted Stock Unit Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.10*	Form of Subscription Agreement under the ESPP - U.S. Employees	Annual Report on Form 10-K	November 19, 2009
10.11*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees	Quarterly Report on Form 10-Q	August 8, 2012
10.12*	Form of Executive Performance-Based Stock Option Agreement	Current Report on Form 8-K	December 11, 2015
10.13*	2017 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	November 17, 2016
10.14*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc. & Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009
10.15*	Amendment, dated as of December 19, 2012, to Employment Agreement dated as of February 24, 2009, by and between Dolby Laboratories, Inc. and Kevin Yeaman	Quarterly Report on Form 10-Q	February 6, 2013
10.16*	Offer Letter by and between Andy Sherman & Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011
10.17*	Offer Letter dated March 22, 2012 by and between Lewis Chew and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 8, 2012
10.18*	Offer Letter dated December 9, 2013 by and between Robert Borchers & Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	January 29, 2014
10.19*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.20*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006
10.21*	Second Amendment to 100 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.22*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.23*	First Amendment to 130 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.24*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.25*	First Amendment to 140 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.26*	Waiver and Extension Relating to Potrero Avenue Leases dated as of September 29, 2013, by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Annual Report on Form 10-K	November 15, 2013
10.27*	Agreement of Sale and Purchase by and between DWF III 1275 Market, LLC and Dolby Laboratories, Inc. dated June 8, 2012	Quarterly Report on Form 10-Q	August 8, 2012
21.1+	List of significant subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)
31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
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
Date: November 16, 2017

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

SIGNATURE	TITLE	DATE
/S/ PETER GOTCHER	Chairman of the Board of Directors	November 16, 2017
Peter Gotcher

/S/ KEVIN J. YEAMAN	President, Chief Executive Officer and Director (Principal Executive Officer)	November 16, 2017
Kevin J. Yeaman

/S/ LEWIS CHEW	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 16, 2017
Lewis Chew

/S/ MICHELINE CHAU	Director	November 16, 2017
Micheline Chau

/S/ DAVID DOLBY	Director	November 16, 2017
David Dolby

/S/ NICHOLAS DONATIELLO, JR.	Director	November 16, 2017
Nicholas Donatiello, Jr.

/S/ N. W. JASPER, JR.	Director	November 16, 2017
N. W. Jasper, Jr.

/S/ SIMON SEGARS	Director	November 16, 2017
Simon Segars

/S/ ROGER SIBONI	Director	November 16, 2017
Roger Siboni

/S/ AVADIS TEVANIAN, JR.	Director	November 16, 2017
Avadis Tevanian, Jr.