Form 10-Q
period 2017-12-29
Dolby Laboratories, Inc.
filed 2018-01-31
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On January 26, 2018, the registrant had 60,791,241 shares of Class A common stock, par value $0.001 per share, and 42,733,597 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended December 29, 2017

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AFS	Available-For-Sale (Securities)
AOCI	Accumulated Other Comprehensive Income
APIC	Additional-Paid In-Capital
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
ATSC	Advanced Television Systems Committee
AVR	Audio/Video Receiver
CE	Consumer Electronics
CES	Consumer Electronics Show
CODM	Chief Operating Decision Maker
COGS	Cost Of Goods Sold
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVB	Digital Video Broadcasting
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FIFO	First-in, First-out
G&A	General & Administrative
HD	High Definition
HDR	High-Dynamic Range
HDTV	High Definition Television
HE-AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
HFR	High Frame Rate
HTIB	Home Theater In-A-Box
IC	Integrated Circuit
IMB	Integrated Media Block
IP	Intellectual Property
IPO	Initial Public Offering
IPTV	Internet Protocol Television
IT	Information Technology
LIFO	Last-in, First-out
LP	Limited Partner/Partnership
ME	Multiple Element
NOL	Net Operating Loss
OCI	Other Comprehensive Income
ODD	Optical Disc Drive
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OLED	Organic Light-Emitting Diode
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant, & Equipment
PSO	Performance-Based Stock Option
R&D	Research & Development
RSU	Restricted Stock Unit
S&M	Sales & Marketing
SERP	Supplemental Executive Retirement Plan
SoC	System(s)-On-A-Chip
STB	Set-Top Box
TPE	Third Party Evidence
TSR	Total Stockholder Return
UHD	Ultra High Definition
U.S. GAAP	Generally Accepted Accounting Principles In The United States
VSOE	Vendor Specific Objective Evidence

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 29, 2017	September 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$596,390	$627,017
Restricted cash	7,630	7,351
Short-term investments	252,607	247,757
Accounts receivable, net of allowance for doubtful accounts of $4,087 and $2,967	122,917	73,750
Inventories	24,862	25,051
Prepaid expenses and other current assets	31,105	30,508
Total current assets	1,035,511	1,011,434
Long-term investments	303,501	314,364
Property, plant, and equipment, net	493,173	485,275
Intangible assets, net	195,205	189,648
Goodwill	311,186	311,087
Deferred taxes	139,658	190,915
Other non-current assets	36,475	30,831
Total assets	$2,514,709	$2,533,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,408	$14,373
Accrued liabilities	178,419	207,034
Income taxes payable	6,906	1,216
Deferred revenue	23,449	23,150
Total current liabilities	223,182	245,773
Long-term deferred revenue	36,792	36,425
Other non-current liabilities	198,811	107,514
Total liabilities	458,785	389,712

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 60,541,095 shares issued and outstanding at December 29, 2017 and 59,281,837 at September 29, 2017	59	58
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 42,733,597 shares issued and outstanding at December 29, 2017 and 42,873,597 at September 29, 2017	43	43
Additional paid-in capital	72,663	61,331
Retained earnings	1,985,064	2,083,063
Accumulated other comprehensive (loss)	(8,122)	(7,753)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,049,707	2,136,742
Controlling interest	6,217	7,100
Total stockholders’ equity	2,055,924	2,143,842
Total liabilities and stockholders’ equity	$2,514,709	$2,533,554
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended
	December 29, 2017	December 30, 2016
Revenue:
Licensing	$258,016	$232,699
Products	24,933	28,211
Services	4,848	5,357
Total revenue	287,797	266,267

Cost of revenue:
Cost of licensing	9,259	8,121
Cost of products	17,035	17,720
Cost of services	4,582	4,126
Total cost of revenue	30,876	29,967

Gross margin	256,921	236,300

Operating expenses:
Research and development	56,444	57,518
Sales and marketing	70,149	71,175
General and administrative	48,285	41,540
Restructuring charges/(credits)	(197)	—
Total operating expenses	174,681	170,233

Operating income	82,240	66,067

Other income/expense:
Interest income	3,781	1,814
Interest expense	(35)	(26)
Other income/(expense), net	(1,152)	(199)
Total other income	2,594	1,589

Income before income taxes	84,834	67,656
Provision for income taxes	(166,312)	(14,082)
Net income/(loss) including controlling interest	(81,478)	53,574
Less: net (income) attributable to controlling interest	(144)	(200)
Net income/(loss) attributable to Dolby Laboratories, Inc.	$(81,622)	$53,374

Net income/(loss) per share:
Basic	$(0.80)	$0.53
Diluted	$(0.80)	$0.51
Weighted-average shares outstanding:
Basic	102,552	101,483
Diluted	102,552	103,876

Related party rent expense:
Included in operating expenses	$784	$782
Included in net income attributable to controlling interest	$177	$175

Cash dividend declared per common share	$0.16	$0.14
Cash dividend paid per common share	$0.16	$0.14
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 29, 2017	December 30, 2016
Net income/(loss) including controlling interest	$(81,478)	$53,574
Other comprehensive income:
Currency translation adjustments, net of tax	1,218	(7,724)
Unrealized gains/(losses) on investments, net of tax	(1,593)	(2,019)
Comprehensive income/(loss)	(81,853)	43,831
Less: comprehensive (income)/loss attributable to controlling interest	(138)	61
Comprehensive income/(loss) attributable to Dolby Laboratories, Inc.	$(81,991)	$43,892
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 29, 2017	$101	$61,331	$2,083,063	$(7,753)	$2,136,742	$7,100	$2,143,842
Net income/(loss)			(81,622)		(81,622)	144	(81,478)
Currency translation adjustments, net of tax of $(274)				1,224	1,224	(6)	1,218
Unrealized gains on investments, net of tax of $83				(1,593)	(1,593)		(1,593)
Distributions to controlling interest					—	(1,021)	(1,021)
Stock-based compensation expense		18,684			18,684		18,684
Repurchase of common stock		(29,993)			(29,993)		(29,993)
Cash dividends declared and paid on common stock			(16,377)		(16,377)		(16,377)
Common stock issued under employee stock plans	1	41,462			41,463		41,463
Tax withholdings on vesting of restricted stock		(18,821)			(18,821)		(18,821)
Balance at December 29, 2017	$102	$72,663	$1,985,064	$(8,122)	$2,049,707	$6,217	$2,055,924

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 30, 2016	$101	$42,032	$1,938,320	$(10,197)	$1,970,256	$8,479	$1,978,735
Net income			53,374		53,374	200	53,574
Currency translation adjustments, net of tax of $1,265				(7,463)	(7,463)	(261)	(7,724)
Unrealized gains on investments, net of tax of $95				(2,019)	(2,019)		(2,019)
Distributions to controlling interest					—	(2,094)	(2,094)
Stock-based compensation expense		17,215			17,215		17,215
Repurchase of common stock	(1)	(25,000)			(25,001)		(25,001)
Cash dividends declared and paid on common stock			(14,216)		(14,216)		(14,216)
Tax benefit from employee stock plans		2,853			2,853		2,853
Common stock issued under employee stock plans	1	13,990			13,991		13,991
Tax withholdings on vesting of restricted stock	(1)	(14,655)			(14,656)		(14,656)
Balance at December 30, 2016	$100	$36,435	$1,977,478	$(19,679)	$1,994,334	$6,324	$2,000,658

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Quarter-To-Date Ended
	December 29, 2017	December 30, 2017
Operating activities:
Net income/(loss) including controlling interest	$(81,478)	$53,574
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	19,882	21,810
Stock-based compensation	18,684	17,215
Amortization of premium on investments	742	662
Provision for doubtful accounts	1,119	67
Deferred income taxes	51,074	(3,275)
Other non-cash items affecting net income	587	(376)
Changes in operating assets and liabilities:
Accounts receivable	(50,268)	(5,782)
Inventories	(1,491)	878
Prepaid expenses and other assets	(6,609)	(8,705)
Accounts payable and other liabilities	(35,390)	(11,528)
Income taxes, net	99,551	6,245
Deferred revenue	650	(479)
Other non-current liabilities	96	417
Net cash provided by operating activities	17,149	70,723

Investing activities:
Purchases of investment securities	(74,479)	(37,073)
Proceeds from sales of investment securities	28,383	7,524
Proceeds from maturities of investment securities	49,476	26,902
Purchases of PP&E	(19,275)	(22,576)
Purchase of intangible assets	(11,198)	—
Change in restricted cash	(279)	(1,430)
Net cash used in investing activities	(27,372)	(26,653)

Financing activities:
Proceeds from issuance of common stock	41,463	13,991
Repurchase of common stock	(29,993)	(25,001)
Payment of cash dividend	(16,377)	(14,216)
Distribution to controlling interest	(1,021)	(2,094)
Shares repurchased for tax withholdings on vesting of restricted stock	(15,346)	(14,656)
Net cash used in financing activities	(21,274)	(41,976)

Effect of foreign exchange rate changes on cash and cash equivalents	870	(5,368)
Net decrease in cash and cash equivalents	(30,627)	(3,274)
Cash and cash equivalents at beginning of year	627,017	516,112
Cash and cash equivalents at end of year	$596,390	$512,838

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$17,355	$13,792

Non-cash investing activities:
Net change in PP&E purchased and unpaid at period-end	$2,333	$6,901

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with U.S. GAAP, and with SEC rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with U.S. GAAP to be condensed or omitted. In our opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 29, 2017 and include all adjustments necessary for fair presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 29, 2017, which are included in our Annual Report on Form 10-K filed with the SEC.
The results for the fiscal quarter ended December 29, 2017 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 28, 2018.
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
Operating Segments
Since we operate as a single reporting segment, all required financial segment information is included in our unaudited interim condensed consolidated financial statements. This determination reflects the fact that our CODM, our Chief Executive Officer, evaluates our financial information and resources, and assesses the performance of these resources on a consolidated basis.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended December 29, 2017 and December 30, 2016. Our fiscal year ending September 28, 2018 (fiscal 2018) and our fiscal year ended September 29, 2017 (fiscal 2017) both consist of 52 weeks.
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
Recently Issued Accounting Standards
Adopted Standards
Share-Based Compensation.  During the first quarter of fiscal 2018, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. Upon adoption, excess tax benefits or deficiencies from stock-based awards are recorded as a component of the income tax provision, whereas they previously were recorded as additional paid-in capital. In the first quarter of fiscal 2018, we recognized an excess tax benefit of $6.0 million related to stock-based awards in the provision for income taxes. We elected to continue to account for forfeitures based on an estimate of expected forfeitures, rather than to account for forfeitures as they occur. Additionally, we adopted the aspects of the guidance affecting the cash flow presentation retrospectively, which results in a reclassification of excess tax benefits from financing activities to operating activities in the consolidated statements of cash flows.
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
We have evaluated the impact of adoption of Topic 606 on all of our revenue streams and believe that the following are the most significant changes that could occur:

•
Estimating and recording royalty-based revenue earned from our licensees’ shipments in the same period in which those shipments occurred, rather than recognizing our royalty-based revenue in the quarter in which it is reported to us by our licensees, which is typically in the quarter after those shipments have occurred;

•	For certain transactions that have minimum commitment or fixed fee terms, recognizing licensing revenues on contract execution instead of over the contract term;

•
Specified performance obligations for which we have not historically had VSOE and which resulted in the deferral of revenue balances may accelerate revenue recognition as VSOE for the undelivered elements is no longer required to separately recognize revenue for the delivered elements;

•	Recording a one-time adjustment to retained earnings to reflect the cumulative impact of the changes noted above for the periods prior to adoption.
We have not yet quantified the impact of these anticipated changes.
We plan to adopt the new standard using the full retrospective method, whereby the standard is applied to all periods presented, on the adoption date. Although permitted, we do not intend to early-adopt the new standard, but will adopt it on September 29, 2018, which is the beginning of our first quarter of fiscal 2019.
In addition to our ongoing evaluation of the accounting changes and of our transition options, we are also addressing the impact of the new accounting standard and its expanded disclosure requirements on our policies, processes, controls, and systems.
Leases.  In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for leases. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for most leases. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. The ASU must be applied using a modified retrospective approach. Upon adoption, we will recognize a lease liability and right-of-use asset for each of our long-term lease arrangements, which exceed 70 as of December 29, 2017. We intend to early adopt this new standard concurrently with the adoption of the new revenue recognition standard beginning September 29, 2018.
We continue to refine our quantification and anticipate this standard will have a material impact on our consolidated balance sheets, but will not have a material impact on our consolidated income statements. We currently expect the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases. Our accounting for capital leases is expected to remain substantially unchanged.
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

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of December 29, 2017 and September 29, 2017 (amounts displayed in thousands, except as otherwise noted).

Accounts Receivable

	December 29, 2017	September 29, 2017
Trade accounts receivable	$107,068	$62,305
Accounts receivable from patent administration program customers	19,936	14,412
Accounts receivable, gross	127,004	76,717
Less: allowance for doubtful accounts	(4,087)	(2,967)
Total	$122,917	$73,750
Inventories

	December 29, 2017	September 29, 2017
Raw materials	$4,465	$6,812
Work in process	6,321	4,954
Finished goods	14,076	13,285
Total	$24,862	$25,051

Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. In addition to the amounts shown in the table above, we have included $3.1 million and $1.8 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of December 29, 2017 and September 29, 2017, respectively. We write-down inventory at the time it is deemed excess or obsolete.
Prepaid Expenses And Other Current Assets

	December 29, 2017	September 29, 2017
Prepaid expenses	$17,852	$16,681
Other current assets	12,743	11,383
Income tax receivable	510	2,444
Total	$31,105	$30,508
Accrued Liabilities

	December 29, 2017	September 29, 2017
Accrued royalties	$2,298	$2,274
Amounts payable to patent administration program partners	59,619	49,141
Accrued compensation and benefits	60,365	92,277
Accrued professional fees	7,500	5,530
Unpaid PP&E additions	10,203	10,096
Other accrued liabilities	38,434	47,716
Total	$178,419	$207,034
Other Non-Current Liabilities

	December 29, 2017	September 29, 2017
Supplemental retirement plan obligations	$3,067	$2,928
Non-current tax liabilities	182,882	91,013
Other liabilities	12,862	13,573
Total	$198,811	$107,514

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

Our investment securities primarily consist of government bonds, certificates of deposit, municipal debt securities, corporate bonds, U.S. agency securities, and commercial paper. In addition, our cash and cash equivalents may also consist of corporate bonds, money market funds, and municipal debt securities that meet the high liquidity requirements set forth in our accounting policy. Consistent with our investment policy, none of our municipal debt investments are supported by letters of credit or standby purchase agreements. Our cash and investment portfolio consisted of the following (in thousands):

	December 29, 2017
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$587,136			$587,136
Cash equivalents:
Corporate bonds	5,866		(1)	5,865		5,865
Money market funds	2,787			2,787	2,787
Municipal debt securities	602			602		602
Cash and cash equivalents	596,391	—	(1)	596,390	2,787	6,467	—

Short-term investments:
Certificate of deposit (1)	22,981	7	(2)	22,986		22,986
U.S. agency securities	8,443		(33)	8,410		8,410
Government bonds	535		(2)	533	533
Commercial paper	13,636	—	(15)	13,621		13,621
Corporate bonds	170,740	25	(295)	170,470		170,470
Municipal debt securities	36,679	—	(92)	36,587		36,587
Short-term investments	253,014	32	(439)	252,607	533	252,074	—

Long-term investments:
Certificate of deposit (1)	10,345		(1)	10,344		10,344
U.S. agency securities	20,283		(272)	20,011		20,011
Government bonds	20,965	4	(222)	20,747	20,747
Corporate bonds	225,639	147	(1,313)	224,473		224,473
Municipal debt securities	23,853	1	(168)	23,686		23,686
Other long-term investments (2)	3,944	296		4,240	296
Long-term investments	305,029	448	(1,976)	303,501	21,043	278,514	—

Total cash, cash equivalents, and investments	$1,154,434	$480	$(2,416)	$1,152,498	$24,363	$537,055	$—

Investments held in supplemental retirement plan:
Assets	3,165			3,165	3,165
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	3,165			3,165	3,165
Included in accrued liabilities & other non-current liabilities

(1)	Certificates of deposit include marketable securities, while those with a maturity in excess of one year as of December 29, 2017 are classified within long-term investments.

(2)
Other long-term investments as of December 29, 2017 include a marketable equity security of $0.3 million, and other investments that are not carried at fair value including an equity method investment of $0.4 million and two cost method equity investments of $3.0 million and $0.5 million.

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

Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for twelve months or greater as of December 29, 2017 and September 29, 2017 (in thousands):

	December 29, 2017				September 29, 2017
	Less Than 12 Months		12 Months Or Greater		Less Than 12 Months		12 Months Or Greater
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$12,323	$(3)	$—	$—	$19,750	$(6)	$—	$—
U.S. agency securities	6,177	(53)	22,243	(253)	19,713	(91)	11,386	(108)
Government bonds	10,892	(112)	7,412	(111)	15,029	(64)	4,729	(49)
Commercial paper	10,015	(15)	—	—	4,292	(1)	—	—
Corporate bonds	210,057	(800)	119,766	(808)	125,890	(251)	109,806	(449)
Municipal debt securities	56,136	(236)	3,586	(23)	26,749	(24)	3,625	(10)
Total	$305,600	$(1,219)	$153,007	$(1,195)	$211,423	$(437)	$129,546	$(616)
Although we had certain securities that were in an unrealized loss position as of December 29, 2017, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at either December 29, 2017 or September 29, 2017 to represent an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of December 29, 2017 and September 29, 2017, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	December 29, 2017		September 29, 2017
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$259,529	$259,137	$251,649	$251,530
Due in 1 to 2 years	183,876	182,787	213,555	213,154
Due in 2 to 3 years	119,948	119,200	96,773	96,682
Total	$563,353	$561,124	$561,977	$561,366

5. Property, Plant, & Equipment
Property, plant, and equipment are recorded at cost, with depreciation expense included in cost of licensing, cost of products, cost of services, R&D, S&M, and G&A expenses in our consolidated statements of operations. PP&E consist of the following (in thousands):

	December 29, 2017	September 29, 2017
Land	$43,363	$43,364
Buildings and building improvements	280,993	281,196
Leasehold improvements	64,858	65,034
Machinery and equipment	101,436	98,437
Computer equipment and software	178,588	173,341
Furniture and fixtures	29,336	28,118
Equipment provided under operating leases	107,808	97,456
Construction-in-progress	6,467	3,673
Property, plant, and equipment, gross	812,849	790,619
Less: accumulated depreciation	(319,676)	(305,344)
Property, plant, & equipment, net	$493,173	$485,275

6. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 29, 2017	$311,087
Translation adjustments	99
Balance at December 29, 2017	$311,186
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	December 29, 2017			September 29, 2017
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$311,886	$(134,929)	$176,957	$299,707	$(128,986)	$170,721
Customer relationships	56,849	(39,035)	17,814	56,843	(38,368)	18,475
Other intangibles	22,749	(22,315)	434	22,742	(22,290)	452
Total	$391,484	$(196,279)	$195,205	$379,292	$(189,644)	$189,648
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
With regard to our purchase of intangible assets during the periods presented, the following table summarizes the consideration paid, the weighted-average useful lives over which the acquired assets will be amortized using the greater of either the straight-line basis or a ratio-to-revenue method, and the classification of their amortized expense in our consolidated statements of operations:

Fiscal Period	Total Purchase Consideration (1)	Weighted-Average Useful Life
	(in millions)	(in years)
Fiscal 2017
Q1 - Quarter ended December 30, 2016	None
Fiscal 2018
Q1 - Quarter ended December 29, 2017	$12.0	14.1
(1) Amortization expense on the intangible assets from patent portfolio acquisitions is included within cost of revenue, R&D, and G&A in our consolidated statements of operations.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D, S&M, and G&A expenses in our consolidated statements of operations. Amortization expense was $6.5 million and $8.4 million in the first quarter of fiscal 2018 and 2017, respectively. As of December 29, 2017, estimated amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2018	$19,725
2019	25,719
2020	25,256
2021	25,229
2022	23,309
Thereafter	75,967
Total	$195,205

7. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At December 29, 2017, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At December 29, 2017, we had 60,541,095 shares of Class A common stock and 42,733,597 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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

On December 15, 2017, we granted PSOs to our executive officers exercisable for an aggregate of 264,000 shares at the target award amount, which would be exercisable up to an aggregate of to 330,000 shares at 125% of the target award amount. On December 15, 2016, we granted PSOs to our executive officers exercisable for an aggregate of 276,199 shares at the target award amount, which would be exercisable up to an aggregate of 345,248 shares at 125% of the target award amount. On December 15, 2015, we granted PSOs to our executive officers exercisable for an aggregate of 335,699 shares at the target award amount, which would be exercisable up to an aggregate of 419,623 shares at 125% of the target award amount. As of December 29, 2017, PSOs which would be exercisable for an aggregate of 784,898 shares at the target award amount (981,121 at 125% of the target award amount) were outstanding.
The following table summarizes information about all stock options issued under our 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 29, 2017	8,741	$38.65
Grants	1,262	62.31
Exercises	(911)	38.31
Forfeitures and cancellations	(306)	40.68
Options outstanding at December 29, 2017	8,786	42.02	6.9	$175,980
Options vested and expected to vest at December 29, 2017	8,212	41.26	6.8	170,650
Options exercisable at December 29, 2017	4,529	$36.74	5.7	114,392

(1)	Aggregate intrinsic value is based on the closing price of our Class A common stock on December 29, 2017 of 62.00 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers, and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria, although no such awards had been granted as of December 29, 2017. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our Class A common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 29, 2017	2,839	$44.38
Granted	1,066	62.28
Vested	(849)	39.76
Forfeitures	(175)	41.41
Non-vested at December 29, 2017	2,881	$52.55
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
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended
	December 29, 2017	December 30, 2016
Expected life (in years)	5.06	5.13
Risk-free interest rate	2.2%	2.1%
Expected stock price volatility	22.6%	27.6%
Dividend yield	1.1%	1.1%
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
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):

Expense - By Award Type

	Fiscal Quarter Ended
	December 29, 2017	December 30, 2016
Compensation Expense - By Type
Stock options	$6,964	$4,803
Restricted stock units	10,780	11,583
Employee stock purchase plan	940	829
Total stock-based compensation	18,684	17,215
Benefit from income taxes	(3,896)	(5,028)
Total stock-based compensation, net of tax	$14,788	$12,187

Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended
	December 29, 2017	December 30, 2016
Compensation Expense - By Classification
Cost of products	$262	$258
Cost of services	118	134
Research and development	4,877	4,930
Sales and marketing	5,951	6,867
General and administrative	7,476	5,026
Total stock-based compensation expense	18,684	17,215
Benefit from income taxes	(3,896)	(5,028)
Total stock-based compensation, net of tax	$14,788	$12,187
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended
	December 29, 2017	December 30, 2016
Tax benefit - shares issued under ESPP	$305	$324
Unrecognized Compensation Expense.    At December 29, 2017, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $37.6 million, which is expected to be recognized over a weighted-average period of 2.6 years. At December 29, 2017, total unrecorded compensation expense associated with RSUs expected to vest was approximately $115.7 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of December 29, 2017 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Total	$1,300,000

Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of December 29, 2017, the remaining authorization to purchase additional shares is approximately $122.0 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2018:

Quarterly Repurchase Activity	Shares Repurchased	Cost in thousands (1)	Average Price Paid Per Share (2)

Q1 - Quarter ended December 29, 2017	493,884	$29,999	$60.73

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend
In October 2014, our Board of Directors initiated a recurring quarterly dividend program for our stockholders. The following table summarizes dividends declared under the program in relation to fiscal 2018:

Fiscal Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2018
Q1 - Quarter ended December 29, 2017	January 24, 2018	February 5, 2018	February 14, 2018	$0.16	$16.5 million	(1)

(1)	The amount of the dividend payment is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

8. Accumulated Other Comprehensive Income
Other comprehensive income consists of two components: unrealized gains or losses on our AFS marketable investment securities and the gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies. Until realized and reported as a component of net income, these comprehensive income items accumulate and are included within accumulated other comprehensive income, a subsection within stockholders’ equity in our consolidated balance sheets. Unrealized gains and losses on our investment securities are reclassified from AOCI into earnings when realized upon sale, and are determined based on specific identification of securities sold.

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended December 29, 2017
	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$(377)	$(7,376)	$(7,753)
Other comprehensive income before reclassifications:			—
Unrealized gains/(losses) - investment securities	(1,696)		(1,696)
Foreign currency translation gains/(losses) (1)		1,498	1,498
Income tax effect - benefit/(expense)	87	(274)	(187)
Net of tax	(1,609)	1,224	(385)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) - investment securities (1)	20		20
Income tax effect - benefit/(expense) (2)	(4)		(4)
Net of tax	16	—	16
Net current-period other comprehensive income/(loss)	(1,593)	1,224	(369)
Ending Balance	$(1,970)	$(6,152)	$(8,122)

	Fiscal Quarter Ended December 30, 2016
	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$742	$(10,939)	$(10,197)
Other comprehensive income before reclassifications:
Unrealized gains/(losses) - investment securities	(2,160)		(2,160)
Foreign currency translation gains/(losses) (1)		(8,728)	(8,728)
Income tax effect - benefit/(expense)	102	1,265	1,367
Net of tax	(2,058)	(7,463)	(9,521)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) - investment securities (1)	46		46
Income tax effect - benefit/(expense) (2)	(7)		(7)
Net of tax	39	—	39
Net current-period other comprehensive income/(loss)	(2,019)	(7,463)	(9,482)
Ending Balance	$(1,277)	$(18,402)	$(19,679)

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

Potentially dilutive shares represent the hypothetical number of incremental shares issuable under the assumed exercise of outstanding stock options (both vested and non-vested) and vesting of outstanding RSUs. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (e.g., such options' exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. In periods when we report a net loss, stock awards are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect. In the first quarter of fiscal 2018, we excluded stock awards of 2,424 stock options and 1,358 RSUs.
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended
	December 29, 2017	December 30, 2016
Numerator:
Net income/(loss) attributable to Dolby Laboratories, Inc.	$(81,622)	$53,374

Denominator:
Weighted-average shares outstanding—basic	102,552	101,483
Potential common shares from options to purchase common stock	—	1,385
Potential common shares from restricted stock units	—	1,008
Weighted-average shares outstanding—diluted	102,552	103,876

Net income/(loss) per share attributable to Dolby Laboratories, Inc.:
Basic	$(0.80)	$0.53
Diluted	$(0.80)	$0.51

Antidilutive awards excluded from calculation:
Stock options	2,424	739
Restricted stock units	1,358	42

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

Tax Act Enacted in 2017

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries; (4) capitalizing specific R&D expenses which are amortized over five to 15 years; and (5) other changes to how foreign and domestic earnings are taxed.

Our accounting for the impact of the Tax Act reflects reasonable estimates of certain effects. We recorded a total provisional amount of $154.6 million in our first quarter of fiscal 2018 income tax provision as follows:

•
Remeasurement of net deferred tax assets: The Tax Act reduces the corporate tax rate from 35 percent to 21 percent, which results in an estimated net decrease of $57.9 million in our net deferred tax asset balance. While we are able to make a reasonable estimate of the impact of the reduced corporate tax rate on our net deferred tax asset balances, we are continuing to gather additional information to assess the impact.

•
Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax ("Transition Tax") is a tax on certain unrepatriated earnings of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of foreign income taxes paid on such earnings and profits. The portion of earnings and profits comprised of cash and other specified assets is taxed at a rate of 15.5 percent and any remaining amount of earnings and profits is taxed at a rate of eight percent. We made a reasonable estimate of the Transition Tax and recorded a liability for a provisional Transition Tax obligation of $96.7 million payable over a period of up to eight years. However, we are continuing to gather additional information to more precisely compute the liability for the Transition Tax.
Other significant provisions that are not yet effective, but will impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, an incremental tax on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries' tangible assets ("minimum foreign tax"). We are still evaluating whether to make a policy election to treat the minimum foreign tax as a period expense or to provide U.S. deferred taxes on temporary differences related to the minimum foreign tax.
The final transitional impacts of the Tax Act may differ from our initial estimate, due to, among other things, changes in interpretations of the Tax Act, any legislative actions to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, any updates or changes to estimates we have utilized to calculate the transition impacts, any impact of changes to our current assertion to indefinitely reinvest foreign earnings as a result of the Tax Act, and any impacts from changes to current year earnings estimates. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 28, 2018.
Unrecognized Tax Benefit
As of December 29, 2017, the total amount of gross unrecognized tax benefits was $101.0 million, of which $87.9 million, if recognized, would reduce our effective tax rate. As of September 29, 2017, the total amount of gross unrecognized tax benefits was $98.7 million, of which $85.0 million, if recognized, would reduce our effective tax rate. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
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

	Fiscal Quarter Ended
	December 29, 2017	December 30, 2016
Withholding taxes	$12,264	$8,991
Effective Tax Rate
Each period, the combination of different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions, that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the first quarter of fiscal 2018 was 196.0%, compared to 20.8% in the first quarter of fiscal 2017. The 175 percentage point increase in our effective tax rate reflects a 182 percentage point impact from the Tax Act, partially offset by a seven percentage point decrease from the excess tax benefit related to stock-based awards.

11. Restructuring
Restructuring charges recorded in our statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.

Fiscal 2017 Restructuring Plan ("Restructuring Plan").    In September 2017, we implemented a plan to reduce certain activities in order to reallocate those resources towards higher priority investment areas. As a result, we recorded $12.9 million in restructuring costs during fiscal 2017, representing severance and other related benefits offered to approximately 80 employees that were affected by this action. The table presented below summarizes changes in restructuring accruals under this plan (in thousands):

Severance and associated costs
Restructuring charges	$12,856
Cash payments	(168)
Non-cash and other adjustments	—
Balance at September 29, 2017	$12,688
Restructuring charges	67
Cash payments	(9,060)
Non-cash and other adjustments	(264)
Balance at December 29, 2017	$3,431
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

13. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of December 29, 2017(in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Naming rights	$3,857	$7,811	$7,909	$8,008	$8,108	$86,865	$122,558
Operating leases	12,428	15,306	13,095	10,429	9,174	25,540	85,972
Purchase obligations	18,062	25,358	22,047	333	333	—	66,133
Donation commitments	200	6,300	322	122	122	958	8,024
Total	$34,547	$54,775	$43,373	$18,892	$17,737	$113,363	$282,687
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
Donation Commitments.     Donation commitments primarily relate to a non-cancelable obligation entered into during fiscal 2014 to install and donate imaging and audio products to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California, and to provide maintenance services for fifteen years from its expected opening date in fiscal 2019, in exchange for various marketing, branding, and publicity benefits.
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
OVERVIEW
Dolby Laboratories creates audio and imaging technologies that transform entertainment and communications at the cinema, at home, at work, and on mobile devices. Founded in 1965, our strengths stem from expertise in analog and digital signal processing and digital compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multiple offerings that enable more immersive sound for cinema, digital television transmissions and devices, OTT video services, DVD and Blu-ray Discs, gaming consoles, and mobile devices. Today, we derive the majority of our revenue from licensing our audio technologies. We also derive revenue from licensing our consumer imaging and communication technologies, as well as audio and imaging technologies for premium cinema offerings in collaboration with exhibitors. Finally, we provide products and services for a variety of applications in the cinema, broadcast, and communications markets.
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

REVENUE GENERATION
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Quarter Ended
Revenue	December 29, 2017	December 30, 2016
Licensing	90%	87%
Products	8%	11%
Services	2%	2%
Total	100%	100%
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

	Fiscal Quarter Ended
Revenue By Geographic Location	December 29, 2017	December 30, 2016
United States	26%	32%
International	74%	68%
We have active licensing arrangements with over 550 electronics product OEMs and software developer licensees. As of December 29, 2017, we had approximately 8,500 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,000 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
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
Dolby® AC-4
A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences to a wide range of playback devices, including TVs, STBs, PCs, gaming consoles, and mobile devices.

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
Dolby Vision™
An imaging technology combining HDR, an expanded color spectrum, and dynamic metadata to deliver higher contrast, brighter highlights, and improved details for TV, cinema, mobile devices, and other consumer devices.

Dolby Voice®	An audio conferencing technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.

The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended
Market	December 29, 2017	December 30, 2016	Main Offerings Incorporating Our Technologies
Broadcast	40%	46%	STBs & Televisions
Mobile	23%	10%	Smartphones & Tablets
CE	11%	12%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, DVDs, & HTIBs
PC	10%	15%	Windows and macOS operating systems
Other	16%	17%	Gaming consoles, Auto DVD, Dolby Cinema, Dolby Voice
Total	100%	100%
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
Settlements & Back Payments From Licensees: Licensing revenue recognized in any given quarter may include back payments and/or settlements with licensees. Within the Results of Operations section of Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," settlements and back payments are collectively referred to as "recoveries." Such recoveries have become a recurring element of our business and are particularly subject to fluctuation and unpredictability.
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

Services
We offer various services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training and maintenance, mixing room alignment, equalization, as well as audio, color, and light image calibration. We also provide PCS for products sold and equipment installed at Dolby Cinema theaters operated by exhibitor partners, and support the implementation of our technologies into products manufactured by our licensees.

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

EXPANDING OUR LEADERSHIP IN AUDIO SOLUTIONS
AUDIO LICENSING
The majority of our licensing revenue is derived from the licensing of audio technologies. The following are highlights of our first quarter of fiscal 2018 and key challenges related to audio licensing by markets.
Broadcast
Highlights: We have an established presence in developed markets with respect to our DD+ and HE-AAC technologies in HDTV services and devices. We are focused on increased adoption of DD+ in emerging markets such as China and India, where the HDTV transition is still underway, by working with country-specific operators and standards bodies to drive longer term growth.
We continue to see new products introduced that incorporate our leading audio technologies, such as Dolby Atmos and AC-4. At CES in January 2018, LG announced that all 2018 LG OLED and Super UHD TVs will support both Dolby Atmos and Dolby Vision. In addition, TCL announced that they would be offering TVs with Dolby Atmos and Dolby Vision, and Skyworth announced that they would be offering TVs with Dolby Atmos.
Along with these new product introductions, the availability of content in Dolby formats continues to grow in streaming and live broadcast. Dolby Atmos is now available through two new streaming OTT providers, Rakuten in Europe and Okko in Russia, adding to the list of OTT providers which includes Netflix, Tencent, and iQiYi.
In live broadcast, BT and Sky TV continue the production of live sporting events in Dolby Atmos. During the first quarter of fiscal 2018, in China, the New Year's Gala was broadcast in Dolby Atmos by two tier one networks, including HunanTV, one of the most watched channels in China. This event marks the first time that Dolby Atmos was broadcast by paid TV operators in China. Most recently, Comcast announced that they will deliver the 2018 Winter Olympics in Dolby Atmos and Canal Plus announced their first Dolby Atmos set-top box along with availability of Dolby Atmos content.
Key Challenges: To achieve growth and further adoption in emerging markets where conversion to digital television is still underway, our success will be impacted by a number of factors such as regional fragmentation of operators and regulators, and the pace of their decision-making and implementation. Further, in some emerging growth countries, such as China, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies. We must continue to present compelling reasons for consumers to demand our audio and imaging technologies. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted.
Consumer Electronics
Highlights: We have an established presence in the home theater market that provides compatibility across devices, such as AVRs and DMAs, through the inclusion of our DD+ and HE-AAC technologies. Additionally, the adoption of Dolby Atmos continues to expand across a wide range of devices including AVRs, speakers, soundbars, and DMAs. At CES in January 2018, new soundbars featuring Dolby Atmos were announced by LG and Sony with price points starting below $600. These hardware offerings can be paired with a growing array of Dolby enabled content via OTT services and Blu-ray discs, and the lower price points make them more accessible to mainstream consumers.
We will continue to work with OEMs to expand the range of Dolby Atmos-enabled hardware, and with content developers and distributors to expand the range of entertainment offerings that utilize our audio technologies.

Key Challenges: We must continue to present compelling reasons for consumers to demand our audio and imaging technologies wherever they enjoy entertainment content. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted.
Mobile
Highlights: DD+ is incorporated in Apple's iOS, and we continue to focus on adoption of our technologies across other major mobile ecosystems, such as Android, Windows, and Amazon, to facilitate delivery and enhanced consumption of Dolby-enabled content from a multitude of streaming services. In addition, HE-AAC is a de facto audio standard across mobile devices. Dolby Atmos is currently featured on a number of mobile devices from partners such as Amazon, Lenovo, ZTE, and Razer.
We had higher revenue from recoveries in our mobile market in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. We also derive revenue in our mobile market from patent licensing, and we saw revenue growth in this market in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.
Key Challenges: Growth in this market is dependent on several factors. Due to short product lifecycles, it is easier for mobile device OEMs to add or remove certain of our technologies from mobile devices. Our success depends on our ability to address the rapid pace of change in mobile devices. We must continuously collaborate with manufacturers of mobile devices to incorporate our technologies. Finally, we must continue to support the development and distribution of Dolby content via various ecosystems.
Personal Computers
Highlights: DD+ and HE-AAC continue to enhance playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through new types of content, including streaming video entertainment.
Dolby Atmos is currently featured on PCs from partners such as Lenovo, Huawei, and Xiaomi.
Key Challenges: In recent years, unit demand for PCs has experienced secular decline as consumer choices have shifted towards other devices such as tablets and mobile phones. This has caused downward pressure on our PC revenues. Furthermore, a decline in the portion of PCs that have optical disc functionality will have a negative impact on our ASPs.
Other
Highlights: DD+ is incorporated in both the Xbox and Playstation gaming consoles and platforms. Dolby Atmos is enabled for Windows and Xbox One, which enables playback on devices such as Dolby Atmos soundbars and AVRs. Additionally, purchasing an app on the Microsoft app store or an OEM gaming headset bundled with Dolby Atmos for Headphones can enable Dolby Atmos on a user's headphones. Six Dolby Atmos games are currently available on the Xbox One.
We also generate revenue from the automotive industry primarily through DVD players as well as other elements of the entertainment system.
Key Challenges: The gaming console market continues to be challenged by competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base. This may impact our future revenues.
PRODUCTS AND SERVICES
We also generate revenue by providing products and services for a variety of applications in the cinema, broadcast, and communications markets.
Highlights: We offer servers and audio processors to enable the playback of content in cinemas. We continue to see continued adoption of Dolby Atmos by studios, content creators, post-production facilities, and exhibitors. As of the end of the first quarter of fiscal 2018, there were approximately 3,200 Dolby Atmos-enabled screens installed and approximately 880 Dolby Atmos theatrical titles announced or released.

We expect future growth from our newer cinema products, which include the IMS3000, an integrated imaging and audio server with Dolby Atmos, the Dolby Multichannel Amplifier, and our 3-Axis speaker. These products allow us to offer a more complete Dolby Atmos offering that can also provide exhibitors with a more cost effective solution than what was previously available to them.
Key Challenges: Demand for our cinema products is dependent upon industry and economic cycles and box office performance generally, along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. To the extent that we do not make progress in these areas, or are faced with pricing pressures or competing technologies, our revenue may be adversely affected.

EXPANDING INTO NEW AUDIO AND VISUAL EXPERIENCES
Our new growth initiatives include Imaging Licensing (comprised of Dolby Vision™ and our patent licensing initiatives related to consumer imaging), Dolby Cinema™, and Dolby Voice®. New growth initiative revenue, which is mostly in licensing, but also includes product revenue for Dolby Conference Phones, was approximately $60 million in fiscal 2017 and is expected to approximately double in fiscal 2018. Key highlights of our first quarter of fiscal 2018 and future challenges related to our new growth initiatives are described below.

Imaging Licensing
Highlights: Dolby Vision is our end-to-end solution for delivering HDR content across TVs, Blu-ray players, smartphones, tablets, DMAs, STBs, and now PCs.
At CES in January 2018, additional products with Dolby Vision were announced with both new and existing partners. Over 10 TV partners have announced their 2018 Dolby Vision TVs and many are expanding Dolby Vision into mainstream lines with price points starting at $500, making these devices more accessible to mainstream customers. Sony and Panasonic announced their first UHD Blu-ray players, joining LG, Phillips, and Oppo who launched Dolby Vision Blu-ray players in fiscal 2017. In the PC marketplace, Lenovo recently announced the inclusion of Dolby Vision in two of its ThinkPad X1 Series models, the X1 Carbon and X1 Yoga, which marks the first PCs to support Dolby Vision.
The availability of entertainment content in Dolby Vision continues to grow. Disney, Lionsgate, Paramount, Sony Pictures, Universal, and Warner Bros. have all released content in Dolby Vision and Dolby Atmos for the home, and an increasing number of Blu-ray discs are being released in Dolby Vision and Dolby Atmos. Movie titles and original TV content are also available in Dolby Vision through a number of OTT streaming partners, which include Netflix, iTunes, Amazon, Vudu, Tencent, Rakuten, and iQiYi.
Netflix and iTunes have provided Dolby Vision content to iOS since the release of Dolby Vision in the iPhone X, iPhone 8, iPad Pro lineup, and Apple TV 4K. In the first quarter of fiscal 2018, Tencent also began streaming Dolby Vision content to these devices. iTunes now has over 200 movies available in Dolby Vision, compared to 100 as of the fourth quarter of fiscal 2017, and Netflix now has over 200 hours of original content in Dolby Vision.
Our HEVC and AVC imaging technologies offer efficient delivery of video content across a variety of devices. We are seeing expanded adoption of these consumer imaging technologies, which helped drive increased revenue in the first quarter of fiscal 2018, primarily in the broadcast and mobile markets.
Key Challenges: The success of Dolby Vision and our consumer imaging IP initiatives will depend on a number of factors, such as the expansion of available Dolby Vision content, broader adoption of our technologies into mainstream consumer device models, licensing penetration, and competition from alternative technologies.

Dolby Cinema
Highlights: During the first quarter of fiscal 2018, we opened 20 new Dolby Cinema screens with our exhibitor partners. Our partners include AMC in the U.S., Wanda, Jackie Chan Cinema, CGV, and Huayi Brothers in Asia, Les cinémas Gaumont Pathé, Cineplexx, and Vue in Europe, and Reel Cinemas in the Middle East. In total, 132 Dolby Cinema locations were operational as of the end of the first quarter of fiscal 2018 compared to 66 as of the end of the first quarter of fiscal 2017, and we are on track to open approximately as many new Dolby Cinema locations in fiscal 2018 as we did in fiscal 2017. In addition, approximately 130 theatrical titles with Dolby

Vision and Dolby Atmos have been announced or released with participation from every major studio, and during calendar year 2017, all ten of the highest grossing films in the U.S. were optimized for Dolby Cinema.
Key Challenges: Although the premium large format market for the cinema industry is currently growing, Dolby Cinema is in competition with other existing offerings. Our success with this initiative depends on our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations and box office performance generally.

Dolby Voice
Highlights: Our primary partners in Dolby Voice are: BlueJeans, a leading video meetings platform, West, a leading global audio conferencing services provider, PGi, Highfive, and BT. We continue to focus on expanding Dolby Voice’s availability to the global market for audio and video conferencing services.
Key Challenges: Our success in this market will depend on the number of service providers and enterprise customers we are able to attract from competing solutions, the number of Dolby Conference Phones that we are able to sell, and the volume of usage of the service.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis in our Fiscal 2017 Annual Report on Form 10-K filed with the SEC.

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

	Fiscal Quarter Ended		Change
Licensing	December 29, 2017	December 30, 2016	$	%
Revenue	$258,016	$232,699	$25,317	11%
Percentage of total revenue	90%	87%
Cost of licensing	9,259	8,121	1,138	14%
Gross margin	248,757	224,578	24,179	11%
Gross margin percentage	96%	97%

Quarter-To-Date: Q1 2018 vs. Q1 2017

Factor	Revenue		Gross Margin
Mobile	á	Higher revenues from recoveries and patent licensing, along with higher volumes	â	Higher cost of licensing primarily due to depreciation of Dolby Cinema equipment
PC	â	Lower revenues from recoveries and lower ASP due to decrease in ODD mix
Broadcast	â	Lower revenues from STBs, partially offset by higher revenues from imaging and patent licensing as well as timing of recognition due to payment terms in new arrangements
CE	á	Higher revenue from patent licensing and higher volume of DMAs, partially offset by lower average pricing
Other	á	Higher revenues from patent licensing in automotive and gaming, administrative fees from Via Licensing patent pools, and Dolby Cinema, partially offset by lower automotive recoveries
Products
Products revenue is generated from the sale of audio, imaging, and voice products for the cinema, television broadcast, and communications industries. Cost of products consists of materials, labor, and manufacturing overhead, amortization of certain intangible assets, as well as third party royalty obligations.

	Fiscal Quarter Ended		Change
Products	December 29, 2017	December 30, 2016	$	%
Revenue	$24,933	$28,211	$(3,278)	(12)%
Percentage of total revenue	8%	11%
Cost of products	17,035	17,720	(685)	(4)%
Gross margin	7,898	10,491	(2,593)	(25)%
Gross margin percentage	32%	37%

Quarter-To-Date: Q1 2018 vs. Q1 2017

Factor	Revenue		Gross Margin
Cinema	â	Lower units of digital server products and audio products	â	Lower utilization of manufacturing capacity and higher excess & obsolete charges, partially offset by improved mix of products
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

	Fiscal Quarter Ended		Change
Services	December 29, 2017	December 30, 2016	$	%
Revenue	$4,848	$5,357	$(509)	(10)%
Percentage of total revenue	2%	2%
Cost of services	4,582	4,126	456	11%
Gross margin	266	1,231	(965)	(78)%
Gross margin percentage	5%	23%

Quarter-To-Date: Q1 2018 vs. Q1 2017

Factor	Revenue		Gross Margin
Configuration & Post-Production	â	Lower mastering services and decreased support and maintenance services	â	Lower utilization of available capacity
Support & Other

Operating Expenses
Research & Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Quarter Ended		Change
	December 29, 2017	December 30, 2016	$	%
Research and development	$56,444	$57,518	$(1,074)	(2)%
Percentage of total revenue	20%	22%

Quarter-To-Date: Q1 2018 vs. Q1 2017

Category	Key Drivers
Product Development	â	Lower costs related to various research projects and new product development

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

	Fiscal Quarter Ended		Change
	December 29, 2017	December 30, 2016	$	%
Sales and marketing	$70,149	$71,175	$(1,026)	(1)%
Percentage of total revenue	24%	27%

Quarter-To-Date: Q1 2018 vs. Q1 2017

Category	Key Drivers
Marketing Programs	á	Higher costs associated with selected marketing efforts
Stock-Based Compensation	â	Decrease in award grants
Depreciation & Amortization	â	Lower amortization from assets that have been fully amortized

General & Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change
	December 29, 2017	December 30, 2016	$	%
General and administrative	$48,285	$41,540	$6,745	16%
Percentage of total revenue	17%	16%

Quarter-To-Date: Q1 2018 vs. Q1 2017

Category	Key Drivers
Stock-Based Compensation	á	Higher fair value of award grants
Legal, Professional, & Consulting	á	Higher costs associated with patent filings and other various legal activities
Compensation & Benefits	á	Higher due to employee base mix
Bad Debt	á	Higher charges recorded in the current period

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
Net restructuring charges recorded in the fiscal quarter ended December 29, 2017 were incurred in relation to our fiscal 2017 Restructuring Plan implemented during the fourth quarter of fiscal 2017, and represent costs to reduce certain activities in order to reallocate resources towards higher priority investment areas. These charges and credits primarily related to severance and other related benefits provided to employees that were affected as a result of this action.
Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change
Other Income/Expense	December 29, 2017	December 30, 2016	$	%
Interest income	$3,781	$1,814	$1,967	108%
Interest expense	(35)	(26)	(9)	35%
Other income/(expense), net	(1,152)	(199)	(953)	479%
Total	$2,594	$1,589	$1,005	63%

Quarter-To-Date: Q1 2018 vs. Q1 2017

Category	Key Drivers
Interest Income	á	Increase due to higher yields on our investment balances
Other Income/(Expense)	â	Decrease in other expense primarily due to higher currency translation losses
Income Taxes
Our effective tax rate is based on a projection of our annual fiscal year results, and is affected each quarter-end by several factors. These include changes in our projected fiscal year results and recurring items such as tax rates and relative income earned in foreign jurisdictions, as well as discrete items such as the impact of the Tax Act and changes to our uncertain tax positions that may occur in, but are not necessarily consistent between periods. For additional information related to effective tax rates, see Note 10 “Income Taxes” to our consolidated financial statements.

	Fiscal Quarter Ended
	December 29, 2017	December 30, 2016
Provision for income taxes	$(166,312)	$(14,082)
Effective tax rate	196.0%	20.8%

Quarter-To-Date: Q1 2018 vs. Q1 2017

Factor	Impact On Effective Tax Rate
Tax Act	á	Higher tax provision for deemed repatriation and write-down of deferred tax assets
Stock-Based Compensation	â	Higher benefit related to the settlement of stock-based awards

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of December 29, 2017, we had cash and cash equivalents of $596.4 million, which mainly consisted of cash, highly-liquid money market funds, corporate bonds, and municipal debt securities. In addition, we had short and long-term investments of $556.1 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities.
As a result of the Tax Act, we recognized a liability for taxes due on deemed repatriation of unremitted earnings of foreign subsidiaries in our first quarter of fiscal 2018. We are currently evaluating our existing policy to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of December 29, 2017, approximately $815 million, or 71%, was held by our foreign subsidiaries. This represented a $15 million decrease from the approximately $830 million that was held by our foreign subsidiaries as of September 29, 2017.
The following table presents selected financial information as of December 29, 2017 and September 29, 2017 (amounts displayed are in thousands):

	December 29, 2017	September 29, 2017
Cash and cash equivalents	$596,390	$627,017
Short-term investments	252,607	247,757
Long-term investments	303,501	314,364
Accounts receivable, net	122,917	73,750
Accounts payable and accrued liabilities	192,827	221,407
Working capital	812,329	765,661
Capital Expenditures and Uses of Capital
Our capital expenditures consist of purchases of land, building, building fixtures, laboratory equipment, office equipment, computer hardware and software, leasehold improvements, and production and test equipment. Included in capital expenditures are amounts associated with Dolby Cinema locations. We continue to invest in S&M and R&D that contribute to the overall growth of our business and technological innovation.
We retain sufficient cash holdings to support our operations and we also purchase investment grade securities diversified among security types, industries, and issuers. We have used cash generated from our operations to fund a variety of activities related to our business in addition to our ongoing operations, including business expansion and growth, acquisitions, and repurchases of our Class A common stock. We have historically generated significant cash from operations, however these cash flows and the value of our investment portfolio could be affected by various risks and uncertainties, as described in Part II, Item 1A "Risk Factors."
Shareholder Return
We have returned cash to stockholders through repurchases of Class A common stock under our repurchase program initiated in fiscal 2010 and our quarterly dividend program initiated in fiscal 2015. Refer to Note 7 "Stockholders' Equity & Stock-Based Compensation" to our interim condensed consolidated financial statements for a summary of dividend payments made under the program during fiscal 2018 and additional information regarding our stock repurchase program.
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $1.2 billion of stock repurchases.
Quarterly Dividend Program. During the first quarter of fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. Under the program, current quarterly dividends of $0.16 per share are paid on our Class A and Class B common stock to eligible stockholders of record for each respective dividend record date.

Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (amounts displayed in thousands, except as otherwise noted).
Operating Activities

	Fiscal Quarter Ended
	December 29, 2017	December 30, 2016
Net cash provided by operating activities	$17,149	$70,723
Net cash provided by operating activities decreased $53.6 million in the fiscal quarter-to-date period ended December 29, 2017 as compared to the fiscal quarter-to-date period ended December 30, 2016, primarily due to the following:

Factor	Impact On Cash Flows
Income Taxes, Net	á	Higher long term tax liabilities due to impact of the Tax Act
Net Income/(Loss)	â	Net loss in Q1 fiscal 2018 due to impact of the Tax Act
Working Capital	â	Lower inflows due to increase in accounts receivable and decrease in accrued liabilities
Investing Activities

	Fiscal Quarter Ended
	December 29, 2017	December 30, 2016
Net cash used in investing activities	$(27,372)	$(26,653)
Capital expenditures	(19,275)	(22,576)
Net cash used in investing activities was $0.7 million higher in the fiscal quarter-to-date period ended December 29, 2017 as compared to the fiscal quarter-to-date period ended December 30, 2016, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds From Investments	á	Higher inflows from the sale & maturity of marketable investment securities
Purchase Of Investments	â	Higher outflows for the purchase of marketable investment securities
Acquisition Of Intangible Assets	â	Higher outflows for the purchase of patent portfolios
Capital Expenditures	á	Lower expenditures for PP&E
Financing Activities

	Fiscal Year-To-Date Ended
	December 29, 2017	December 30, 2016
Net cash used in financing activities	$(21,274)	$(41,976)
Repurchase of common stock	(29,993)	(25,001)
Net cash used in financing activities was $20.7 million lower in the fiscal quarter-to-date period ended December 29, 2017 as compared to the fiscal quarter-to-date period ended December 30, 2016, primarily due to the following:

Factor	Impact On Cash Flows
Common Stock Issuance	á	Higher cash inflows from increased employee stock option exercises and shares issued under our ESPP
Share Repurchases	â	Higher outflows from increases in common stock repurchases
Off-Balance Sheet Arrangements and Contractual Obligations
Our liquidity is not dependent upon the use of off-balance sheet financing arrangements, and we have not entered into any arrangements that are expected to have a material effect on liquidity or the availability of capital resources. Since the end of our most recent fiscal year ended September 29, 2017, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business. For additional details regarding our contractual obligations, see Note 13 “Commitments & Contingencies” to our unaudited interim condensed consolidated financial statements.
Indemnification Clauses
We are party to certain contractual agreements under which we have agreed to provide indemnification of varying scope and duration to the other party relating to our licensed IP. Historically, we have not made any payments for these indemnification obligations and no amounts have been accrued in our consolidated financial statements with respect to these obligations. Since the terms and conditions of the indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. For additional details regarding indemnification clauses within our contractual agreements, see Note 13 “Commitments & Contingencies” to our interim condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of December 29, 2017, we had cash and cash equivalents of $596.4 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $556.1 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At December 29, 2017, the weighted-average credit quality of our investment portfolio was AA, with a weighted-average maturity of approximately fourteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of December 29, 2017, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $5.4 million and $2.7 million, respectively.
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
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of December 29, 2017 and September 29, 2017, the outstanding derivative instruments had maturities of equal to or less than 31 and 31 days, respectively, and the total notional amounts of outstanding contracts were $28.9 million and

$24.5 million, respectively. The fair values of these contracts were nominal as of December 29, 2017 and September 29, 2017, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of December 29, 2017. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $1.8 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $1.8 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Cinema Industry Risks. Revenue from Dolby Cinema and cinema product sales is subject to the pace of construction or upgrade of screens, the advent of new or competing technologies, the willingness of movie studios to produce films in our Dolby Atmos and Dolby Vision formats, consumer trends, box-office performance generally, and other events or conditions in the cinema industry. Although we have invested, and expect to continue to invest, a substantial amount of time and resources developing Dolby Cinema and building our partnerships in connection with the launch of Dolby Cinema locations, this is a relatively new market for us and we may not recognize a meaningful amount of revenue from these efforts in the near future, or at all, if new Dolby Cinema locations are not ultimately successful, or if there is a decrease in the performance of our existing locations. Additionally, we have collaborations with multiple exhibitors in foreign markets, including China and the Middle East, and we may face a number of risks in expanding Dolby Cinema in these and other new international markets. The revenue we receive from Dolby Cinema exhibitors are based on a portion of box-office receipts from the installed theaters, and the timing of such theater installations is dependent upon a number of factors beyond our control. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally. The success of Dolby Cinema depends in large part on our ability to differentiate our offering, deploy new sites in accordance with plans, provide a compelling experience, and attract and retain a viewing audience. In addition, a decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be negatively impacted.
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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of December 29, 2017, we had approximately 8,500 issued patents in addition to approximately 4,100 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through May 2042.
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
Product Quality. Our products, and products that incorporate our technologies, are complex and sometimes contain undetected software or hardware errors, particularly when first introduced or when new versions are released. In addition, we have limited control over manufacturing performed by contract manufacturers, which could result in quality problems. Furthermore, our products and technologies are sometimes combined with or incorporated into products from other vendors, sometimes making it difficult to identify the source of a problem or, in certain instances, making the quality of our implementation dependent in part upon the quality of such other vendors' products. Any negative publicity or impact relating to these product problems could affect the perception of our brand and market acceptance of our products or technologies. These errors could result in a loss of or delay in market acceptance of our products or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. In addition, if our products or technologies contain errors, we could be required to replace or reengineer them or rely upon parties who have incorporated our technologies into their products to implement updates to address such issues, which could cause delays or increase our costs. Moreover, if any such errors cause unintended consequences, we could incur substantial costs in defending and settling product liability claims. Although we generally attempt to contractually limit our liability, if these contract provisions are not enforced, or are unenforceable for any reason, or if liabilities arise that are not effectively limited, we could incur substantial costs in defending and settling product liability claims.

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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 74% and 68% of our revenue was derived outside of the U.S. in the fiscal quarter ended December 29, 2017 and December 30, 2016, respectively. We are subject to a number of risks related to conducting business internationally, including:

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
Tax Rates and Liabilities. Changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or changes in tax laws or their interpretation could affect our future effective tax rates. We file a consolidated federal U.S. income tax return and separate income tax returns in numerous state and local jurisdictions as well as multiple countries, and we must use judgment in determining our worldwide provision for income taxes. For example, the following could affect our income taxes:

•	Earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Transfer pricing adjustments;

•	Tax effects of nondeductible compensation;

•	Tax costs related to intercompany realignments;

•	Any obligations or decisions to repatriate earnings from abroad earlier than anticipated;

•	Changes in accounting principles; or

•	Changes in tax laws and regulations in the countries in which we operate, including the Tax Act.

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

As a result of the Tax Act, there have been many significant changes to the U.S. federal income tax laws, including changes in the U.S. corporate income tax rates, the realizability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses. These changes caused us to incur a deemed repatriation tax on certain undistributed earnings of foreign subsidiaries estimated at $96.7 million. The reduction of the U.S. corporate tax rate to 21% from 35% caused us to adjust our U.S. deferred tax assets and liabilities, resulting in an estimated decrease of $57.9 million in our net deferred tax assets. We estimate the overall impact of the Tax Act to reduce earnings for the first quarter of fiscal 2018 by $154.6 million, resulting in a net loss for the first quarter of fiscal 2018. However, we are still evaluating the full impact of the Tax Act to our overall financial position. In addition, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material impact on business, cash flow, results of operation or financial condition.

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

STOCK-RELATED ISSUES
Controlling Stockholder. At December 29, 2017, the Dolby family and their affiliates owned 1,738,706 shares of our Class A common stock and 42,632,210 shares of our Class B common stock. As of December 29, 2017, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 87.7% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, $200.0 million and $200.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, October 23, 2014, and January 25, 2017, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate.
The following table provides information regarding our share repurchases made under program during the first quarter of fiscal 2018:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
September 30, 2017 - October 27, 2017				$152.0 million
October 28, 2017 - November 24, 2017	402,416	60.35	402,416	$127.7 million
November 25, 2017 - December 29, 2017	91,468	62.38	91,468	$122.0 million
Total	493,884		493,884

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith
10.1	2018 Dolby Executive Annual Incentive Plan	Form 8-K	001-32431	November 15, 2017
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*    Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 31, 2018

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)