Form 10-Q
period 2018-03-30
Dolby Laboratories, Inc.
filed 2018-05-02
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On April 27, 2018, the registrant had 62,434,488 shares of Class A common stock, par value $0.001 per share, and 41,677,918 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended March 30, 2018

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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 30, 2018	September 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$705,519	$627,017
Restricted cash	8,082	7,351
Short-term investments	240,497	247,757
Accounts receivable, net of allowance for doubtful accounts of $4,585 and $2,967	141,257	73,750
Inventories	24,066	25,051
Prepaid expenses and other current assets	35,244	30,508
Total current assets	1,154,665	1,011,434
Long-term investments	262,062	314,364
Property, plant, and equipment, net	500,981	485,275
Intangible assets, net	191,340	189,648
Goodwill	316,558	311,087
Deferred taxes	141,580	190,915
Other non-current assets	39,453	30,831
Total assets	$2,606,639	$2,533,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,200	$14,373
Accrued liabilities	167,793	207,034
Income taxes payable	4,614	1,216
Deferred revenue	22,542	23,150
Total current liabilities	213,149	245,773
Long-term deferred revenue	37,430	36,425
Other non-current liabilities	202,082	107,514
Total liabilities	452,661	389,712

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 61,364,751 shares issued and outstanding at March 30, 2018 and 59,281,837 at September 29, 2017	59	58
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 42,733,038 shares issued and outstanding at March 30, 2018 and 42,873,597 at September 29, 2017	43	43
Additional paid-in capital	113,827	61,331
Retained earnings	2,039,116	2,083,063
Accumulated other comprehensive (loss)	(5,616)	(7,753)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,147,429	2,136,742
Controlling interest	6,549	7,100
Total stockholders’ equity	2,153,978	2,143,842
Total liabilities and stockholders’ equity	$2,606,639	$2,533,554
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenue:
Licensing	$273,143	$241,617	$531,159	$474,316
Products	22,665	20,713	47,598	48,924
Services	5,547	5,144	10,395	10,501
Total revenue	301,355	267,474	589,152	533,741

Cost of revenue:
Cost of licensing	10,610	8,796	19,869	16,917
Cost of products	15,603	13,988	32,638	31,708
Cost of services	4,746	4,193	9,328	8,319
Total cost of revenue	30,959	26,977	61,835	56,944

Gross margin	270,396	240,497	527,317	476,797

Operating expenses:
Research and development	59,493	58,341	115,937	115,859
Sales and marketing	74,019	75,620	144,168	146,795
General and administrative	50,747	43,253	99,032	84,793
Restructuring charges/(credits)	(167)	—	(364)	—
Total operating expenses	184,092	177,214	358,773	347,447

Operating income	86,304	63,283	168,544	129,350

Other income/expense:
Interest income	3,892	2,186	7,673	4,000
Interest expense	(29)	(37)	(64)	(63)
Other income/(expense), net	(684)	762	(1,836)	563
Total other income	3,179	2,911	5,773	4,500

Income before income taxes	89,483	66,194	174,317	133,850
Provision for income taxes	(18,718)	(15,467)	(185,030)	(29,549)
Net income/(loss) including controlling interest	70,765	50,727	(10,713)	104,301
Less: net (income) attributable to controlling interest	(134)	(137)	(278)	(337)
Net income/(loss) attributable to Dolby Laboratories, Inc.	$70,631	$50,590	$(10,991)	$103,964

Net income/(loss) per share:
Basic	$0.68	$0.50	$(0.11)	$1.02
Diluted	$0.66	$0.49	$(0.11)	$1.00
Weighted-average shares outstanding:
Basic	103,771	101,787	103,162	101,635
Diluted	107,001	103,883	103,162	103,867

Related party rent expense:
Included in operating expenses	$784	$793	$1,568	$1,575
Included in net income attributable to controlling interest	$179	$175	$356	$350

Cash dividend declared per common share	$0.16	$0.14	$0.32	$0.28
Cash dividend paid per common share	$0.16	$0.14	$0.32	$0.28
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Net income/(loss) including controlling interest	$70,765	$50,727	$(10,713)	$104,301
Other comprehensive income:
Currency translation adjustments, net of tax	4,264	4,445	5,482	(3,279)
Unrealized gains/(losses) on investments, net of tax	(1,559)	581	(3,152)	(1,438)
Comprehensive income/(loss)	73,470	55,753	(8,383)	99,584
Less: comprehensive (income)/loss attributable to controlling interest	(333)	(192)	(471)	(131)
Comprehensive income/(loss) attributable to Dolby Laboratories, Inc.	$73,137	$55,561	$(8,854)	$99,453
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 29, 2017	$101	$61,331	$2,083,063	$(7,753)	$2,136,742	$7,100	$2,143,842
Net income/(loss)			(10,991)		(10,991)	278	(10,713)
Currency translation adjustments, net of tax of $(1,141)				5,289	5,289	193	5,482
Unrealized losses on investments, net of tax of $144				(3,152)	(3,152)		(3,152)
Distributions to controlling interest					—	(1,022)	(1,022)
Stock-based compensation expense		36,375			36,375		36,375
Repurchase of common stock	(1)	(34,992)			(34,993)		(34,993)
Cash dividends declared and paid on common stock			(32,956)		(32,956)		(32,956)
Common stock issued under employee stock plans	2	71,059			71,061		71,061
Tax withholdings on vesting of restricted stock		(19,946)			(19,946)		(19,946)
Balance at March 30, 2018	$102	$113,827	$2,039,116	$(5,616)	$2,147,429	$6,549	$2,153,978

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 30, 2016	$101	$42,032	$1,938,320	$(10,197)	$1,970,256	$8,479	$1,978,735
Net income			103,964		103,964	337	104,301
Currency translation adjustments, net of tax of $666				(3,073)	(3,073)	(206)	(3,279)
Unrealized losses on investments, net of tax of $2				(1,438)	(1,438)		(1,438)
Distributions to controlling interest					—	(2,094)	(2,094)
Stock-based compensation expense		33,198			33,198		33,198
Repurchase of common stock	(1)	(49,999)			(50,000)		(50,000)
Cash dividends declared and paid on common stock			(28,494)		(28,494)		(28,494)
Tax benefit from employee stock plans		3,818			3,818		3,818
Common stock issued under employee stock plans	2	24,208			24,210		24,210
Tax withholdings on vesting of restricted stock	(1)	(15,798)			(15,799)		(15,799)
Balance at March 31, 2017	$101	$37,459	$2,013,790	$(14,708)	$2,036,642	$6,516	$2,043,158

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	March 30, 2018	March 31, 2017
Operating activities:
Net income/(loss) including controlling interest	$(10,713)	$104,301
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	40,684	44,061
Stock-based compensation	36,375	33,198
Amortization of premium on investments	1,472	1,376
Provision for doubtful accounts	1,607	1,010
Deferred income taxes	48,332	(8,856)
Other non-cash items affecting net income	977	160
Changes in operating assets and liabilities:
Accounts receivable	(69,018)	(13,538)
Inventories	(352)	(3,253)
Prepaid expenses and other assets	(12,732)	(11,280)
Accounts payable and other liabilities	(38,124)	495
Income taxes, net	99,861	11,089
Deferred revenue	324	85
Other non-current liabilities	(652)	480
Net cash provided by operating activities	98,041	159,328

Investing activities:
Purchases of investment securities	(129,456)	(98,789)
Proceeds from sales of investment securities	64,698	23,071
Proceeds from maturities of investment securities	118,874	66,171
Purchases of PP&E	(39,734)	(51,230)
Payments for business acquisitions, net of cash acquired	(6,563)	—
Purchase of intangible assets	(11,893)	(5,250)
Change in restricted cash	(731)	(2,107)
Net cash used in investing activities	(4,805)	(68,134)

Financing activities:
Proceeds from issuance of common stock	71,061	24,210
Repurchase of common stock	(34,993)	(50,000)
Payment of cash dividend	(32,956)	(28,494)
Distribution to controlling interest	(1,022)	(2,094)
Shares repurchased for tax withholdings on vesting of restricted stock	(19,946)	(15,799)
Net cash used in financing activities	(17,856)	(72,177)

Effect of foreign exchange rate changes on cash and cash equivalents	3,122	(2,621)
Net increase in cash and cash equivalents	78,502	16,396
Cash and cash equivalents at beginning of period	627,017	516,112
Cash and cash equivalents at end of period	$705,519	$532,508

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$37,412	$28,093

Non-cash investing activities:
Net change in PP&E purchased and unpaid at period-end	$1,538	$2,248
Purchase consideration payable for acquisition	$750	$—

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
The results for the fiscal quarter ended March 30, 2018 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 28, 2018.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended March 30, 2018 and March 31, 2017. Our fiscal year ending September 28, 2018 (fiscal 2018) and our fiscal year ended September 29, 2017 (fiscal 2017) both consist of 52 weeks.
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
Recently Issued Accounting Standards
Adopted Standards
Share-Based Compensation.  During the first quarter of fiscal 2018, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. Upon adoption, excess tax benefits or deficiencies from stock-based awards are recorded as a component of the income tax provision, whereas they previously were recorded as additional paid-in capital. In the fiscal quarter and year-to-date periods ended March 30, 2018, we recognized an excess tax benefit of $3.4 million and $9.4 million, respectively, related to stock-based awards in the provision for income taxes. We elected to continue to account for forfeitures based on an estimate of expected forfeitures, rather than to account for forfeitures as they occur. Additionally, we adopted the aspects of the guidance affecting the cash flow presentation retrospectively, which results in a reclassification of excess tax benefits from financing activities to operating activities in the consolidated statements of cash flows.
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
Leases.  In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for leases. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for most leases. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. The ASU must be applied using a modified retrospective approach. Upon adoption, we will recognize a lease liability and right-of-use asset for each of our long-term lease arrangements, which exceed 70 as of March 30, 2018. We intend to early adopt this new standard concurrently with the adoption of the new revenue recognition standard beginning September 29, 2018.
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
Financial Instruments.  In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance requires certain equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. Additionally, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The ASU is effective for us beginning September 29, 2018. Early adoption is permitted, including adoption in an interim period. We do not anticipate that the new standard will materially impact our consolidated financial statements.
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
Income Taxes: Comprehensive Income. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). In February 2018, the

FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires entities to provide certain disclosures regarding stranded tax effects. The ASU is effective for us beginning September 28, 2019 and we do not currently plan to early adopt. We are currently evaluating the timing and impact of the standard on our consolidated financial statements.

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of March 30, 2018 and September 29, 2017 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

	March 30, 2018	September 29, 2017
Trade accounts receivable	$117,351	$62,305
Accounts receivable from patent administration program customers	28,491	14,412
Accounts receivable, gross	145,842	76,717
Less: allowance for doubtful accounts	(4,585)	(2,967)
Total	$141,257	$73,750

Trade accounts receivable includes unbilled accounts receivable balances related to amounts that are contractually owed.
Inventories

	March 30, 2018	September 29, 2017
Raw materials	$3,787	$6,812
Work in process	4,432	4,954
Finished goods	15,847	13,285
Total	$24,066	$25,051

Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. In addition to the amounts shown in the table above, we have included $3.0 million and $1.8 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of March 30, 2018 and September 29, 2017, respectively. We write-down inventory at the time it is deemed excess or obsolete.
Prepaid Expenses And Other Current Assets

	March 30, 2018	September 29, 2017
Prepaid expenses	$19,686	$16,681
Other current assets	14,542	11,383
Income tax receivable	1,016	2,444
Total	$35,244	$30,508
Accrued Liabilities

	March 30, 2018	September 29, 2017
Accrued royalties	$2,308	$2,274
Amounts payable to patent administration program partners	45,940	49,141
Accrued compensation and benefits	63,973	92,277
Accrued professional fees	8,347	5,530
Unpaid PP&E additions	9,809	10,096
Other accrued liabilities	37,416	47,716
Total	$167,793	$207,034

Other Non-Current Liabilities

	March 30, 2018	September 29, 2017
Supplemental retirement plan obligations	$3,190	$2,928
Non-current tax liabilities	185,932	91,013
Other liabilities	12,960	13,573
Total	$202,082	$107,514

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

	March 30, 2018
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$642,640			$642,640
Cash equivalents:
Commercial paper	44,065	4	(1)	44,068		44,068
Corporate bonds	16,398		(3)	16,395		16,395
Money market funds	2,416	—	—	2,416	2,416
Cash and cash equivalents	705,519	4	(4)	705,519	2,416	60,463	—

Short-term investments:
Certificate of deposit (1)	23,848	7	(5)	23,850		23,850
U.S. agency securities	7,305		(22)	7,283		7,283
Government bonds	535		(1)	534	534
Commercial paper	8,575	—	(16)	8,559		8,559
Corporate bonds	166,141	62	(578)	165,625		165,625
Municipal debt securities	34,736	—	(90)	34,646		34,646
Short-term investments	241,140	69	(712)	240,497	534	239,963	—

Long-term investments:
Certificate of deposit (1)	4,845	5	—	4,850		4,850
U.S. agency securities	20,284		(324)	19,960		19,960
Government bonds	15,356		(253)	15,103	15,103
Corporate bonds	196,848	51	(2,473)	194,426		194,426
Municipal debt securities	23,976		(143)	23,833		23,833
Other long-term investments (2)	3,619	271		3,890	271
Long-term investments	264,928	327	(3,193)	262,062	15,374	243,069	—

Total cash, cash equivalents, and investments	$1,211,587	$400	$(3,909)	$1,208,078	$18,324	$543,495	$—

Investments held in supplemental retirement plan:
Assets	3,288			3,288	3,288
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	3,288			3,288	3,288
Included in accrued liabilities & other non-current liabilities

(1)	Certificates of deposit include marketable securities, while those with a maturity in excess of one year as of March 30, 2018 are classified within long-term investments.

(2)
Other long-term investments as of March 30, 2018 include a marketable equity security of $0.3 million, and other investments that are not carried at fair value including an equity method investment of $0.1 million and two cost method equity investments of $3.0 million and $0.5 million.

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

Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for twelve months or greater as of March 30, 2018 and September 29, 2017 (in thousands):

	March 30, 2018				September 29, 2017
	Less Than 12 Months		12 Months Or Greater		Less Than 12 Months		12 Months Or Greater
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$15,288	$(5)	$—		$19,750	$(6)	$—	$—
U.S. agency securities	4,704	(85)	22,539	(261)	19,713	(91)	11,386	(108)
Government bonds	13,730	(229)	1,906	(26)	15,029	(64)	4,729	(49)
Commercial paper	19,822	(16)	—	—	4,292	(1)	—	—
Corporate bonds	212,227	(2,070)	106,413	(984)	125,890	(251)	109,806	(449)
Municipal debt securities	56,927	(217)	1,553	(15)	26,749	(24)	3,625	(10)
Total	$322,698	$(2,622)	$132,411	$(1,286)	$211,423	$(437)	$129,546	$(616)
Although we had certain securities that were in an unrealized loss position as of March 30, 2018, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to, sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at either March 30, 2018 or September 29, 2017 to represent an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of March 30, 2018 and September 29, 2017, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	March 30, 2018		September 29, 2017
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$304,019	$303,376	$251,649	$251,530
Due in 1 to 2 years	138,508	137,073	213,555	213,154
Due in 2 to 3 years	122,802	121,099	96,773	96,682
Total	$565,329	$561,548	$561,977	$561,366

5. Property, Plant, & Equipment
Property, plant, and equipment are recorded at cost, with depreciation expense included in cost of licensing, cost of products, cost of services, R&D, S&M, and G&A expenses in our consolidated statements of operations. PP&E consist of the following (in thousands):

	March 30, 2018	September 29, 2017
Land	$43,430	$43,364
Buildings and building improvements	283,037	281,196
Leasehold improvements	65,981	65,034
Machinery and equipment	105,593	98,437
Computer equipment and software	185,097	173,341
Furniture and fixtures	30,066	28,118
Equipment provided under operating leases	117,060	97,456
Construction-in-progress	4,197	3,673
Property, plant, and equipment, gross	834,461	790,619
Less: accumulated depreciation	(333,480)	(305,344)
Property, plant, & equipment, net	$500,981	$485,275

6. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 29, 2017	$311,087
Acquired goodwill	4,807
Translation adjustments	664
Balance at March 30, 2018	$316,558
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	March 30, 2018			September 29, 2017
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$315,125	$(141,355)	$173,770	$299,707	$(128,986)	$170,721
Customer relationships	56,866	(39,713)	17,153	56,843	(38,368)	18,475
Other intangibles	22,770	(22,353)	417	22,742	(22,290)	452
Total	$394,761	$(203,421)	$191,340	$379,292	$(189,644)	$189,648
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
With regard to our purchase of intangible assets during the periods presented, the following table summarizes the consideration paid, the weighted-average useful lives over which the acquired assets will be amortized using the greater of either the straight-line basis or a ratio-to-revenue method, and the classification of their amortized expense in our consolidated statements of operations:

Fiscal Period	Total Purchase Consideration (1)	Weighted-Average Useful Life
	(in millions)	(in years)
Fiscal 2017
Q1 - Quarter ended December 30, 2016	None
Q2 - Quarter ended March 31, 2017	5.3	18.0
	$5.3	18.0
Fiscal 2018
Q1 - Quarter ended December 29, 2017	$12.0	14.1
Q2 - Quarter ended March 30, 2018	$2.8	5.3
	$14.8	12.5
(1) Amortization expense on the intangible assets from patent portfolio and business acquisitions is included within cost of revenue, R&D, and G&A in our consolidated statements of operations.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D, S&M, and G&A expenses in our consolidated statements of operations. Amortization expense was $6.6 million and $8.4 million in the second quarter of fiscal 2018 and 2017, respectively, and $13.1 million and $16.8 million in the fiscal year-to-date period ended March 30, 2018 and March 31, 2017, respectively. As of March 30, 2018, estimated amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2018	$13,468
2019	26,415
2020	25,952
2021	25,926
2022	23,261
Thereafter	76,318
Total	$191,340

7. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At March 30, 2018, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At March 30, 2018, we had 61,364,751 shares of Class A common stock and 42,733,038 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
In valuing the PSOs, which will be recognized as compensation cost, we used a Monte Carlo valuation model. Aside from the use of an expected term for the PSOs commensurate with their shorter contractual term, the nature of the valuation inputs used in the Monte Carlo valuation model were consistent with those used to value our non-performance based options granted under the 2005 Plan. Compensation cost is being amortized on a straight-line basis over the requisite service period.
On December 15, 2017, we granted PSOs to our executive officers exercisable for an aggregate of 264,000 shares at the target award amount, which would be exercisable up to an aggregate of 330,000 shares at 125% of the target award amount. On December 15, 2016, we granted PSOs to our executive officers exercisable for an aggregate of 276,199 shares at the target award amount, which would be exercisable up to an aggregate of 345,248 shares at 125% of the target award amount. On December 15, 2015, we granted PSOs to our executive officers exercisable for an aggregate of 335,699 shares at the target award amount, which would be exercisable up to an aggregate of 419,623 shares at 125% of the target award amount. As of March 30, 2018, PSOs which would be exercisable for an aggregate of 784,898 shares at the target award amount (981,121 at 125% of the target award amount) were outstanding.
The following table summarizes information about all stock options issued under our 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 29, 2017	8,741	$38.65
Grants	1,281	62.33
Exercises	(1,736)	37.17
Forfeitures and cancellations	(366)	40.46
Options outstanding at March 30, 2018	7,920	42.72	7.0	$165,037
Options vested and expected to vest at March 30, 2018	7,443	42.01	6.9	160,387
Options exercisable at March 30, 2018	4,015	$37.29	5.9	105,478

(1)	Aggregate intrinsic value is based on the closing price of our Class A common stock on March 30, 2018 of $63.56 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers, and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vested over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vested over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria, although no such awards had been granted as of March 30, 2018. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our Class A common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 29, 2017	2,839	$44.38
Granted	1,144	62.42
Vested	(943)	40.28
Forfeitures	(246)	42.98
Non-vested at March 30, 2018	2,794	$53.27

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
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Expected life (in years)	5.06	5.13	5.06	5.13
Risk-free interest rate	2.5%	1.9%	2.2%	2.1%
Expected stock price volatility	21.9%	27.0%	22.6%	27.5%
Dividend yield	1.0%	1.2%	1.1%	1.1%
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

The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Compensation Expense - By Type
Stock options	$5,090	$4,575	$12,054	$9,378
Restricted stock units	11,632	10,514	22,412	22,097
Employee stock purchase plan	969	894	1,909	1,723
Total stock-based compensation	17,691	15,983	36,375	33,198
Benefit from income taxes	(3,657)	(4,635)	(7,553)	(9,663)
Total stock-based compensation, net of tax	$14,034	$11,348	$28,822	$23,535

Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Compensation Expense - By Classification
Cost of products	$245	$223	$507	$481
Cost of services	142	123	260	257
Research and development	4,750	4,506	9,627	9,436
Sales and marketing	5,846	6,509	11,797	13,376
General and administrative	6,708	4,622	14,184	9,648
Total stock-based compensation expense	17,691	15,983	36,375	33,198
Benefit from income taxes	(3,657)	(4,635)	(7,553)	(9,663)
Total stock-based compensation, net of tax	$14,034	$11,348	$28,822	$23,535
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Tax benefit - shares issued under ESPP	$52	$95	$357	$419
Unrecognized Compensation Expense.    At March 30, 2018, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $34.0 million, which is expected to be recognized over a weighted-average period of 2.4 years. At March 30, 2018, total unrecorded compensation expense associated with RSUs expected to vest was approximately $108.3 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of March 30, 2018 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Total	$1,300,000

Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of March 30, 2018, the remaining authorization to purchase additional shares is approximately $117.0 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2018:

Quarterly Repurchase Activity	Shares Repurchased	Cost in thousands (1)	Average Price Paid Per Share (2)

Q1 - Quarter ended December 29, 2017	493,884	$29,999	$60.73
Q2 - Quarter ended March 30, 2018	77,705	5,001	64.33
Total	571,589	$35,000

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend
In October 2014, our Board of Directors initiated a recurring quarterly dividend program for our stockholders. The following table summarizes dividends declared under the program in relation to fiscal 2018:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2018
Q1 - Quarter ended December 29, 2017	January 24, 2018	February 5, 2018	February 14, 2018	$0.16	$16.6 million
Q2 - Quarter ended March 30, 2018	April 24, 2018	May 7, 2018	May 16, 2018	$0.16	$16.7 million	(1)

(1)	The amount of the dividend payment is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended March 30, 2018			Fiscal Year-To-Date Ended March 30, 2018
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$(1,970)	$(6,152)	$(8,122)	$(377)	$(7,376)	$(7,753)
Other comprehensive income before reclassifications:			—
Unrealized gains/(losses) - investment securities	(1,393)		(1,393)	(3,089)		(3,089)
Foreign currency translation gains/(losses) (1)		4,932	4,932		6,430	6,430
Income tax effect - benefit/(expense)	16	(867)	(851)	103	(1,141)	(1,038)
Net of tax	(1,377)	4,065	2,688	(2,986)	5,289	2,303
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) - investment securities (1)	(227)		(227)	(207)		(207)
Income tax effect - benefit/(expense) (2)	45		45	41		41
Net of tax	(182)	—	(182)	(166)	—	(166)
Net current-period other comprehensive income/(loss)	(1,559)	4,065	2,506	(3,152)	5,289	2,137
Ending Balance	$(3,529)	$(2,087)	$(5,616)	$(3,529)	$(2,087)	$(5,616)

	Fiscal Quarter Ended March 31, 2017			Fiscal Year-To-Date March 31, 2017
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$(1,277)	$(18,402)	$(19,679)	$742	$(10,939)	$(10,197)
Other comprehensive income before reclassifications:
Unrealized gains/(losses) - investment securities	686		686	(1,474)		(1,474)
Foreign currency translation gains/(losses) (1)		4,989	4,989		(3,739)	(3,739)
Income tax effect - benefit/(expense)	(99)	(599)	(698)	3	666	669
Net of tax	587	4,390	4,977	(1,471)	(3,073)	(4,544)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) - investment securities (1)	(12)		(12)	34		34
Income tax effect - benefit/(expense) (2)	6		6	(1)		(1)
Net of tax	(6)	—	(6)	33	—	33
Net current-period other comprehensive income/(loss)	581	4,390	4,971	(1,438)	(3,073)	(4,511)
Ending Balance	$(696)	$(14,012)	$(14,708)	$(696)	$(14,012)	$(14,708)

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

Potentially dilutive shares represent the hypothetical number of incremental shares issuable under the assumed exercise of outstanding stock options (both vested and non-vested) and vesting of outstanding RSUs. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (e.g., such options' exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. In periods when we report a net loss, stock awards are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect. In the fiscal year-to-date period ended March 30, 2018, we excluded stock awards of 2,429 stock options and 1,215 RSUs.
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Numerator:
Net income/(loss) attributable to Dolby Laboratories, Inc.	$70,631	$50,590	$(10,991)	$103,964

Denominator:
Weighted-average shares outstanding—basic	103,771	101,787	103,162	101,635
Potential common shares from options to purchase common stock	2,397	1,513	—	1,448
Potential common shares from restricted stock units	833	583	—	784
Weighted-average shares outstanding—diluted	107,001	103,883	103,162	103,867

Net income/(loss) per share attributable to Dolby Laboratories, Inc.:
Basic	$0.68	$0.50	$(0.11)	$1.02
Diluted	$0.66	$0.49	$(0.11)	$1.00

Antidilutive awards excluded from calculation:
Stock options	1,276	1,819	2,429	1,222
Restricted stock units	3	2	1,215	8

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

Tax Act Enacted in 2017

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries; (4) capitalizing specific R&D expenses which are amortized over five to 15 years; and (5) other changes to how foreign and domestic earnings are taxed.

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
Unrecognized Tax Benefit
As of March 30, 2018, the total amount of gross unrecognized tax benefits was $103.5 million, of which $90.2 million, if recognized, would reduce our effective tax rate. As of September 29, 2017, the total amount of gross unrecognized tax benefits was $98.7 million, of which $85.0 million, if recognized, would reduce our effective tax rate. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Withholding taxes	$16,310	$13,408	$28,574	$22,399
Effective Tax Rate
Each period, the combination of different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions, that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the second quarter of fiscal 2018 was 20.9%, compared to 23.4% in the second quarter of fiscal 2017. The two and a half percentage point decrease in our effective tax rate was primarily due to the reduction in the federal statutory rate from the Tax Act and excess tax benefit related to the settlement of stock-based awards, partially offset by reduced benefits from foreign taxes and the relative change in foreign earned income.
Our effective tax rate was 106.1% in the fiscal year-to-date period ended March 30, 2018, compared to 22.1% in the fiscal year-to-date period ended March 31, 2017. The 84 percent point increase in our effective tax rate reflects an 89 percentage point impact from the Tax Act, partially offset by a five percentage point decrease from the excess benefit related to stock-based awards.

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

Severance and associated costs
Restructuring charges	$12,856
Cash payments	(168)
Non-cash and other adjustments	—
Balance at September 29, 2017	$12,688
Restructuring charges	23
Cash payments	(10,938)
Non-cash and other adjustments	(436)
Balance at March 30, 2018	$1,337
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

13. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of March 30, 2018 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Naming rights	$—	$7,811	$7,909	$8,008	$8,108	$86,865	$118,701
Operating leases	9,087	17,507	14,784	11,351	9,706	25,912	88,347
Purchase obligations	21,779	25,436	22,125	333	333	—	70,006
Donation commitments	—	6,300	322	122	122	958	7,824
Total	$30,866	$57,054	$45,140	$19,814	$18,269	$113,735	$284,878
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

REVENUE GENERATION
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Revenue	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Licensing	90%	90%	90%	90%
Products	8%	8%	8%	8%
Services	2%	2%	2%	2%
Total	100%	100%	100%	100%
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

	Fiscal Year-To-Date Ended
Revenue By Geographic Location	March 30, 2018	March 31, 2017
United States	27%	32%
International	73%	68%
We have active licensing arrangements with over 500 electronics product OEMs and software developer licensees. As of March 30, 2018, we had approximately 8,900 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,000 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
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

Dolby Atmos®
An object-oriented audio technology for home theaters, cinema, device speakers, mobile devices, and headphones that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos is an immersive experience that can be provided via multiple Dolby audio coding technologies.

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

Dolby Voice®	An audio conferencing technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.

The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017	Main Offerings Incorporating Our Technologies
Broadcast	39%	44%	40%	45%	STBs & Televisions
Mobile	21%	11%	22%	11%	Smartphones & Tablets
CE	13%	15%	12%	13%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, DVDs, & HTIBs
PC	12%	15%	11%	15%	Windows and macOS operating systems
Other	15%	15%	15%	16%	Gaming consoles, Auto DVD, Dolby Cinema, Dolby Voice
Total	100%	100%	100%	100%
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
Products
We design and manufacture audio and imaging products for the cinema, television, broadcast, and entertainment industries. Distributed in 90 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. We also market and sell the Dolby Conference Phone which optimizes the conference call experience when using Dolby Voice.
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

EXPANDING OUR LEADERSHIP IN AUDIO SOLUTIONS
AUDIO LICENSING
The majority of our licensing revenue is derived from the licensing of audio technologies. The following are highlights of our second quarter of fiscal 2018 and key challenges related to audio licensing by markets.
Broadcast
Highlights: We have an established presence in developed markets with respect to our DD+ and HE-AAC technologies in HDTV services and devices. We are focused on increased adoption of DD+ in emerging markets such as China and India, where the HDTV transition is still underway, by working with country-specific operators and standards bodies to drive longer term growth.
We continue to see new products introduced in the broadcast market that incorporate our leading audio technologies. For example, during the first half of fiscal 2018, Hisense, Konka, and Changhong announced TVs with Dolby Atmos. These partners join the growing list of Dolby Atmos TV partners which includes LG, TCL, and Skyworth.
Along with these new product introductions, the availability of content in Dolby formats continues to expand globally through streaming and live broadcast. Dolby Atmos content is available from OTT providers such as Netflix, Amazon, Tencent, iQiYi, Rakuten, and Okko. Throughout the first half of fiscal 2018, BT and Sky Sports have been delivering live sports in Dolby Atmos. During the second quarter of fiscal 2018, Comcast and DirecTV delivered portions of the 2018 Winter Olympics in Dolby Atmos.
Key Challenges: To achieve growth and further adoption in emerging markets where conversion to digital television is still underway, our success will be impacted by a number of factors such as regional fragmentation of operators and regulators, and the pace of their decision-making and implementation. Further, in some emerging growth countries, such as China, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies. We must continue to present compelling reasons for consumers to demand our audio and imaging technologies. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Additionally, in the broadcast market, as well as other markets, we also face challenges related to changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements.
Consumer Electronics
Highlights: We have an established presence in the home theater market that provides compatibility across devices, such as AVRs, soundbars, and DMAs, through the inclusion of our DD+ and HE-AAC technologies. Additionally, the adoption of Dolby Atmos continues to expand. In April 2018, for example, Vizio announced its first three soundbars with Dolby Atmos. We now have 11 soundbar partners supporting Dolby Atmos, including recent launches from LG and Sony with price points starting below $600. These hardware offerings can be paired with a growing array of Dolby enabled content via OTT services and Blu-ray discs, and the lower price points make the technology available to a broad range of consumers.
We will continue to work with OEMs to expand the range of Dolby Atmos-enabled hardware, and with content developers and distributors to expand the range of entertainment offerings that utilize our audio technologies.
Key Challenges: We must continue to present compelling reasons for consumers to demand our technologies wherever they enjoy entertainment content. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted.

Mobile
Highlights: DD+ is incorporated in Apple's iOS, and we continue to focus on adoption of our technologies across other major mobile ecosystems, such as Android, Windows, and Amazon, to facilitate delivery and enhanced consumption of Dolby-enabled content from a multitude of streaming services. In addition, HE-AAC is a de facto audio standard across mobile devices.
At Mobile World Congress in February 2018, Samsung announced that it had adopted Dolby Atmos into its latest flagship model, the Galaxy S9. More recently in March 2018, Huawei announced its first mobile phone models with Dolby Atmos. In these new Samsung and Huawei mobile devices, Dolby Atmos will be delivered with AC-4, Dolby's next-generation codec. Dolby Atmos is also featured on a number of other mobile devices from partners such as Amazon, Lenovo, and Razer.
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
During our second fiscal quarter of 2018, Huawei launched the Matebook X Pro with Dolby Atmos Sound System, adding to the number of PCs available with Dolby Atmos from partners such as Lenovo, Huawei, and Xiaomi.
Key Challenges: In the first half of fiscal 2018, PC revenues have been impacted by a decline in the portion of PCs that have optical disc functionality, which has resulted in a decline in our ASPs. In addition, unit demand for PCs has experienced secular decline as consumer choices have shifted towards other devices such as tablets and mobile phones. We must continuously collaborate with PC manufacturers to incorporate our technologies and we must continue to support the development and distribution of Dolby content via various ecosystems. If these conditions and trends persist and OEMs do not incorporate our technologies in current and future products, our PC revenues could face continuing downward pressure.
Other
Highlights: DD+ is incorporated in both the Xbox and Playstation gaming consoles and platforms. In addition, Dolby Atmos is enabled for Windows and Xbox One, which enables playback on devices such as Dolby Atmos soundbars and AVRs. Also, customers can purchase an app on the Microsoft app store or an OEM gaming headset bundled with Dolby Atmos for Headphones to enable Dolby Atmos on their headphones. Six Dolby Atmos titles from major game publishers are currently available on the Xbox One.
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
Highlights: We offer servers and audio processors to enable the playback of content in cinemas. We continue to see adoption of Dolby Atmos by studios, content creators, post-production facilities, and exhibitors. As of the end of the second quarter of fiscal 2018, there were approximately 3,600 Dolby Atmos-enabled screens installed and approximately 975 Dolby Atmos theatrical titles announced or released.

We also offer a variety of newer cinema products, which include the IMS3000, an integrated imaging and audio server with Dolby Atmos, the Dolby Multichannel Amplifier, and our 3-Axis speaker. These products allow us to offer exhibitors a more complete Dolby Atmos offering that is potentially more cost effective than what was previously available to them.
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

EXPANDING INTO NEW AUDIO AND VISUAL EXPERIENCES
Our new growth initiatives include Imaging Licensing (comprised of Dolby Vision™ and our patent licensing initiatives related to consumer imaging), Dolby Cinema™, and Dolby Voice®. New growth initiative revenue, which is mostly in licensing, but also includes product revenue for Dolby Conference Phones, was approximately $60 million in fiscal 2017 and is expected to approximately double in fiscal 2018. Key highlights of our second quarter of fiscal 2018 and future challenges related to our new growth initiatives are described below.

Imaging Licensing
Highlights: Dolby Vision is our end-to-end solution for delivering HDR content across TVs, Blu-ray players, smartphones, tablets, DMAs, STBs, and PCs.
In April 2018, Vizio announced the inclusion of Dolby Vision in their E-Series with price points starting at $350, broadening the adoption of Dolby Vision beyond its mid- and high-end models. We currently have nearly 15 Dolby Vision TV partners with an increasing number of models that are aimed at more mainstream consumers. We have expanded the reach of Dolby Vision through more devices. Dolby Vision is included in iPhone X, iPhone 8, iPad Pro, and Apple TV 4K. In addition, the first PCs with Dolby Vision have launched from Lenovo and Dolby Vision Blu-ray players are available from Sony, Panasonic, and LG.
Movie titles and original TV content are available in Dolby Vision through a number of OTT streaming partners, which include Netflix, iTunes, Amazon, Vudu, Tencent, Rakuten, and iQiYi. Currently, iTunes has nearly 300 movies available in Dolby Vision and Netflix has over 300 hours of original content in Dolby Vision. In China, there are now over 1,200 Chinese titles in Dolby Vision available through Tencent and iQiYi. In Europe, Rakuten launched its service with Dolby Atmos and Dolby Vision in Spain, the UK, France, Germany, and Italy. Dolby Vision content is also available through an increasing number of Blu-ray discs from major studios such as Disney, Lionsgate, Paramount, Sony Pictures, Universal and Warner Bros.
Our HEVC and AVC imaging technologies offer efficient delivery of video content across a variety of devices. We continue to see expanded adoption of these consumer imaging technologies, primarily in the broadcast and mobile markets.
Key Challenges: The success of Dolby Vision and our consumer imaging patent licensing initiatives will depend on a number of factors, such as the expansion of available Dolby Vision content, broader adoption of our technologies into mainstream consumer device models, licensing penetration, and competition from alternative technologies.

Dolby Cinema
Highlights: In April 2018, we announced two new partners. Jinyi, one of the largest cinema chains in China, will be rolling out 20 Dolby Cinema screens, adding to our presence in the growing Chinese market. Shochiku Multiplex Theatres, a leading exhibitor in Japan, announced its plan to roll out the first Dolby Cinema in Japan. These two partners join a growing list of exhibitors featuring Dolby Cinema including AMC in the U.S., Wanda, Jackie Chan Cinema, CGV, and Huayi Brothers in Asia, Les cinémas Gaumont Pathé, Cineplexx, and Vue in Europe, and Reel Cinemas in the Middle East. In total, 142 Dolby Cinema locations were operational as of the end of the second quarter of fiscal 2018 compared to 88 as of the end of the second quarter of fiscal 2017, and we have over 380 Dolby Cinema locations open or committed around the world. In addition, over 165 theatrical titles with Dolby Vision and Dolby Atmos have been announced or released with participation from every major studio. Most recently, Disney announced 20 titles in Dolby Atmos and Dolby Vision, including two upcoming 'Star Wars' titles and two 'Avengers' titles.
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

Dolby Voice
Highlights: During the second fiscal quarter of 2018, we announced Dolby Voice Room, our video conferencing solution for huddle rooms and small conference rooms that combines a camera product with the Dolby Conference Phone. Dolby Voice Room creates an experience that more closely resembles an in-person meeting by coupling the benefits of the Dolby Voice audio quality with new innovations in the video experience. In addition, Dolby Voice Room is designed to be easy to set up and use. Our first go to market partners for Dolby Voice Room are BlueJeans and Highfive, two of our current Dolby Voice partners. We continue to focus on expanding Dolby Voice’s availability to the global market for audio and video conferencing services with Dolby Voice Room which will address a broader set of customers in the growing huddle room space.
Key Challenges: Our success in this market will depend on the number of service providers and enterprise customers we are able to attract from competing conferencing service providers, the volume of products that we are able to sell, and the volume of usage of the service.

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	March 30, 2018	March 31, 2017	$	%	March 30, 2018	March 31, 2017	$	%
Revenue	$273,143	$241,617	$31,526	13%	$531,159	$474,316	$56,843	12%
Percentage of total revenue	90%	90%			90%	90%
Cost of licensing	10,610	8,796	1,814	21%	19,869	16,917	2,952	17%
Gross margin	262,533	232,821	29,712	13%	511,290	457,399	53,891	12%
Gross margin percentage	96%	96%			96%	96%

Current Quarter: Q2 2018 vs. Q2 2017

Factor	Revenue		Gross Margin
Mobile	á	Higher penetration into new models and timing of revenue under contractual arrangements	ßà	No significant fluctuations
Other	á	Higher revenues from patent licensing in automotive and gaming and an increase in Dolby Cinema locations, partially offset by lower automotive recoveries
PC	â	Lower revenues from recoveries and lower ASP due to declining mix
CE	á	Higher revenues from patent licensing and higher volume of DMAs, partially offset by lower pricing, recoveries, and lower volume of DVDs
Broadcast	ßà	Higher revenues from TVs, patent licensing, and recoveries, offset by lower volume of STBs and professional licensing revenues
Year-To-Date: Q2 2018 vs. Q2 2017

Factor	Revenue		Gross Margin
Mobile	á	Higher revenues from recoveries, higher volumes including penetration into new models, and higher patent licensing	ßà	No significant fluctuations
PC	â	Lower revenues from recoveries and lower ASP due to declining mix
Other	á
Higher revenues from patent licensing in automotive and gaming, an increase in Dolby Cinema locations, and higher administrative fees from Via Licensing, partially offset by lower automotive recoveries

Broadcast	â	Lower volume of STBs and lower pricing, partially offset by higher revenues from TVs, the timing of recognition under contractual arrangements, and imaging and patent licensing revenues
CE	á	Higher revenue from patent licensing and higher volume of DMAs, partially offset by lower pricing, recoveries, and lower volume of DVDs
Products
Products revenue is generated from the sale of audio, imaging, and voice products for the cinema, television broadcast, and communications industries. Cost of products consists of materials, labor, and manufacturing overhead, amortization of certain intangible assets, as well as third party royalty obligations.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products	March 30, 2018	March 31, 2017	$	%	March 30, 2018	March 31, 2017	$	%
Revenue	$22,665	$20,713	$1,952	9%	$47,598	$48,924	$(1,326)	(3)%
Percentage of total revenue	8%	8%			8%	8%
Cost of products	15,603	13,988	1,615	12%	32,638	31,708	930	3%
Gross margin	7,062	6,725	337	5%	14,960	17,216	(2,256)	(13)%
Gross margin percentage	31%	32%			31%	35%

Current Quarter: Q2 2018 vs. Q2 2017

Factor	Revenue		Gross Margin
Products	á	Higher units of digital server and audio products, as well as 3D glasses	â	Lower utilization of manufacturing capacity, partially offset by lower excess & obsolete charges and improved mix of products

Year-To-Date: Q2 2018 vs. Q2 2017

Factor	Revenue		Gross Margin
Products	â	Lower units of digital server products and audio products, partially offset by higher units of Dolby Voice products	â	Lower utilization of manufacturing capacity and higher excess & obsolete charges, partially offset by improved mix of products
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Services	March 30, 2018	March 31, 2017	$	%	March 30, 2018	March 31, 2017	$	%
Revenue	$5,547	$5,144	$403	8%	$10,395	$10,501	$(106)	(1)%
Percentage of total revenue	2%	2%			2%	2%
Cost of services	4,746	4,193	553	13%	9,328	8,319	1,009	12%
Gross margin	801	951	(150)	(16)%	1,067	2,182	(1,115)	(51)%
Gross margin percentage	14%	18%			10%	21%

Current Quarter: Q2 2018 vs. Q2 2017

Factor	Revenue		Gross Margin
Services	ßà	No significant fluctuations	â	Lower utilization of available capacity

Year-To-Date: Q2 2018 vs. Q2 2017

Factor	Revenue		Gross Margin
Services	ßà	No significant fluctuations	â	Lower utilization of available capacity
Operating Expenses
Research & Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 30, 2018	March 31, 2017	$	%	March 30, 2018	March 31, 2017	$	%
Research and development	$59,493	$58,341	$1,152	2%	$115,937	$115,859	$78	—%
Percentage of total revenue	20%	22%			20%	22%

Current Quarter: Q2 2018 vs. Q2 2017

Category	Key Drivers
Compensation & Benefits	á	Higher due to unfavorable fluctuations in foreign exchange rates and merit increases across the employee base

Year-To-Date: Q2 2018 vs. Q2 2017

Category	Key Drivers
Facilities	á	Higher costs associated with our worldwide headquarters and additional laboratories
Depreciation & Amortization	â	Lower depreciation as certain assets have been fully depreciated
Product Development	â	Lower costs related to various research projects and new product development
Compensation & Benefits	á	Higher due to unfavorable fluctuations in foreign exchange rates and merit increases across the employee base

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 30, 2018	March 31, 2017	$	%	March 30, 2018	March 31, 2017	$	%
Sales and marketing	$74,019	$75,620	$(1,601)	(2)%	$144,168	$146,795	$(2,627)	(2)%
Percentage of total revenue	25%	28%			24%	28%

Current Quarter: Q2 2018 vs. Q2 2017

Category	Key Drivers
Marketing Programs	â	Lower costs associated with selected marketing efforts
Compensation & Benefits	á	Higher due to unfavorable fluctuations in foreign exchange rates and merit increases across the employee base
Legal, Professional, & Consulting	á	Higher costs associated with IP related activities aimed at revenue generation
Stock-Based Compensation	â	Decrease in award grants
Depreciation & Amortization	â	Lower amortization as certain assets have been fully amortized

Year-To-Date: Q2 2018 vs. Q2 2017

Category	Key Drivers
Stock-Based Compensation	â	Decrease in award grants
Depreciation & Amortization	â	Lower amortization as certain assets have been fully amortized
Compensation & Benefits	á	Higher due to unfavorable fluctuations in foreign exchange rates and merit increases across the employee base
Marketing Programs	â	Lower costs associated with selected marketing efforts

General & Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 30, 2018	March 31, 2017	$	%	March 30, 2018	March 31, 2017	$	%
General and administrative	$50,747	$43,253	$7,494	17%	$99,032	$84,793	$14,239	17%
Percentage of total revenue	17%	16%			17%	16%

Current Quarter: Q2 2018 vs. Q2 2017

Category	Key Drivers
Compensation & Benefits	á	Higher due to merit increases across the employee base
Legal, Professional, & Consulting	á	Higher costs associated with various legal expenses, patent filings, and finance costs from regulatory changes
Stock-Based Compensation	á	Higher fair value of award grants

Year-To-Date: Q2 2018 vs. Q2 2017

Category	Key Drivers
Compensation & Benefits	á	Higher due to employee base mix and merit increases
Stock-Based Compensation	á	Higher fair value of award grants
Legal, Professional, & Consulting	á	Higher costs associated with patent filings, legal expenses, and finance costs from regulatory changes

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
Net restructuring charges recorded in the fiscal quarter and year-to-date period ended March 30, 2018 were incurred in relation to our fiscal 2017 Restructuring Plan implemented during the fourth quarter of fiscal 2017, and represent costs to reduce certain activities in order to reallocate resources towards higher priority investment areas. These charges and credits primarily related to severance and other related benefits provided to employees that were affected as a result of this action.

Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Other Income/Expense	March 30, 2018	March 31, 2017	$	%	March 30, 2018	March 31, 2017	$	%
Interest income	$3,892	$2,186	$1,706	78%	$7,673	$4,000	$3,673	92%
Interest expense	(29)	(37)	8	(22)%	(64)	(63)	(1)	2%
Other income/(expense), net	(684)	762	(1,446)	(190)%	(1,836)	563	(2,399)	(426)%
Total	$3,179	$2,911	$268	9%	$5,773	$4,500	$1,273	28%

Current Quarter: Q2 2018 vs. Q2 2017

Category	Key Drivers
Interest Income	á	Increase due to higher yields on our investment balances
Other Income/(Expense)	â	Decrease in other expense primarily due to higher currency translation losses

Year-To-Date: Q2 2018 vs. Q2 2017

Category	Key Drivers
Interest Income	á	Increase due to higher yields on our investment balances
Other Income/(Expense)	â	Decrease in other expense primarily due to higher currency translation losses
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Provision for income taxes	$(18,718)	$(15,467)	$(185,030)	$(29,549)
Effective tax rate	20.9%	23.4%	106.1%	22.1%

Current Quarter: Q2 2018 vs. Q2 2017

Factor	Impact On Effective Tax Rate
Tax Act	â	Higher benefit due to the reduction of the federal statutory rate
Stock-Based Compensation	â	Higher benefit related to the settlement of stock-based awards
Foreign Operations	á	Decreased benefit from foreign taxes and foreign earned income

Year-To-Date: Q2 2018 vs. Q2 2017

Factor	Impact On Effective Tax Rate
Tax Act	á	Higher tax provision for deemed repatriation and write-down of deferred tax assets recognized in Q1 fiscal 2018
Stock-Based Compensation	â	Higher benefit related to the settlement of stock-based awards

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of March 30, 2018, we had cash and cash equivalents of $705.5 million, which mainly consisted of cash, highly-liquid money market funds, corporate bonds, and commercial paper. In addition, we had short and long-term investments of $502.6 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities.
As a result of the Tax Act, we recognized a liability for taxes due on deemed repatriation of unremitted earnings of foreign subsidiaries in our first quarter of fiscal 2018. We are currently evaluating our existing policy to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of March 30, 2018, approximately $875.7 million, or 72%, was held by our foreign subsidiaries. This represented a $45.8 million increase from the approximately $829.9 million that was held by our foreign subsidiaries as of September 29, 2017.
The following table presents selected financial information as of March 30, 2018 and September 29, 2017 (amounts displayed are in thousands):

	March 30, 2018	September 29, 2017
Cash and cash equivalents	$705,519	$627,017
Short-term investments	240,497	247,757
Long-term investments	262,062	314,364
Accounts receivable, net	141,257	73,750
Accounts payable and accrued liabilities	185,993	221,407
Working capital	941,516	765,661
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
We retain sufficient cash holdings to support our operations and we also purchase investment grade securities diversified among security types, industries, and issuers. We have used cash generated from our operations to fund a variety of activities related to our business in addition to our ongoing operations, including business expansion and growth, acquisitions, and repurchases of our Class A common stock. We have historically generated significant cash from operations. However, these cash flows and the value of our investment portfolio could be affected by various risks and uncertainties, as described in Part II, Item 1A "Risk Factors."
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
Operating Activities

	Fiscal Year-To-Date Ended
	March 30, 2018	March 31, 2017
Net cash provided by operating activities	$98,041	$159,328
Net cash provided by operating activities decreased $61.3 million in the fiscal year-to-date period ended March 30, 2018 as compared to the fiscal year-to-date period ended March 31, 2017, primarily due to the following:

Factor	Impact On Cash Flows
Income Taxes, Net	á	Higher long term tax liabilities due to impact of the Tax Act
Net Income/(Loss)	â	Net loss in Q1 fiscal 2018 due to impact of the Tax Act
Working Capital	â	Lower inflows due to increase in accounts receivable and decrease in accrued liabilities
Investing Activities

	Fiscal Year-To-Date Ended
	March 30, 2018	March 31, 2017
Net cash used in investing activities	$(4,805)	$(68,134)
Capital expenditures	(39,734)	(51,230)
Net cash used in investing activities was $63.3 million lower in the fiscal year-to-date period ended March 30, 2018 as compared to the fiscal year-to-date period ended March 31, 2017, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds From Investments	á	Higher inflows from the sale & maturity of marketable investment securities
Purchase Of Investments	â	Higher outflows for the purchase of marketable investment securities
Capital Expenditures	á	Lower expenditures for PP&E
Acquisition Of Intangible Assets	â	Higher outflows for the purchase of patent portfolios
Business Combinations	â	Cash outflows related to an acquisition
Financing Activities

	Fiscal Year-To-Date Ended
	March 30, 2018	March 31, 2017
Net cash used in financing activities	$(17,856)	$(72,177)
Repurchase of common stock	(34,993)	(50,000)
Net cash used in financing activities was $54.3 million lower in the fiscal year-to-date period ended March 30, 2018 as compared to the fiscal year-to-date period ended March 31, 2017, primarily due to the following:

Factor	Impact On Cash Flows
Common Stock Issuance	á	Higher cash inflows from increased employee stock option exercises and shares issued under our ESPP
Share Repurchases	á	Lower outflows from common stock repurchases, which declined
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
Indemnification Clauses
We are party to certain contractual agreements under which we have agreed to provide indemnification of varying scope and duration to the other party relating to our licensed IP. Historically, we have not made any payments for these indemnification obligations and no amounts have been accrued in our consolidated financial statements with respect to these obligations. Since the terms and conditions of the indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. For additional details regarding indemnification clauses within our contractual agreements, see Note 13 “Commitments & Contingencies” to our unaudited interim condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of March 30, 2018, we had cash and cash equivalents of $705.5 million, which consisted of cash, commercial paper, and highly liquid money market funds. In addition, we had both short and long-term investments of $502.6 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At March 30, 2018, the weighted-average credit quality of our investment portfolio was AA, with a weighted-average maturity of approximately thirteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of March 30, 2018, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $5.0 million and $2.5 million, respectively.
Foreign Currency Exchange Risk
We maintain business operations in foreign countries, most significantly in Australia, China, Germany, the Netherlands, Poland, and the United Kingdom. Additionally, a growing portion of our business is conducted outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar, most notably:

•	Australian Dollar

•	British Pound

•	Chinese Yuan

•	Euro

•	Indian Rupee

•	Japanese Yen

•	Korean Won

•	Polish Zloty

•	Russian Ruble

•	Singapore Dollar

•	Swedish Krona

•	Taiwan Dollar

•	United Arab Emirates Dirham
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
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of

March 30, 2018 and September 29, 2017, the outstanding derivative instruments had maturities of equal to or less than 31 days, and the total notional amounts of outstanding contracts were $32.5 million and $24.5 million, respectively. The fair values of these contracts were nominal as of March 30, 2018 and September 29, 2017, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of March 30, 2018. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $1.8 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $1.8 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Impact of PC Sales. Revenue from our PC market depends on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included on computers, through operating systems or otherwise, and the terms of any royalties or other payments we receive. We face challenges in the PC market, including:

•	Purchasing trends away from traditional PCs and toward computing devices without optical disc drives, such as mobile devices, which are trends we expect to continue;

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
Reliance on Distributors. We rely significantly on a global network of independent, regional distributors to market and distribute our cinema and broadcast products. Our distributor arrangements are non-exclusive and our distributors are not obligated to buy our products and can represent competing products, and they may be unwilling or unable to dedicate the resources necessary to promote our portfolio of products. Our distributors could retain product channel inventory levels that exceed future anticipated sales, which could affect our future sales to those distributors. In addition, failure of our distributors to adhere to our policies designed to promote compliance with global anticorruption laws, export controls, and local laws, could subject us to criminal or civil penalties and stockholder litigation.
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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of March 30, 2018, we had approximately 8,900 issued patents in addition to approximately 4,100 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through October 2042.
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
Data Security. We rely on information technology systems in the conduct of our business, including systems designed and managed by third parties. Many of these systems contain sensitive and confidential information, including our trade secrets and proprietary business information, personal data, and information of or pertaining to our customers, suppliers and business partners. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. Our information technology and infrastructure may be vulnerable to penetration or attacks by hackers, software bugs or other technical malfunctions, or other disruptions.  If we use a vendor that stores information as part of their service or product offerings, we assess the security of such services prior to using the service.  Nevertheless, our sensitive, confidential or proprietary information may be misappropriated by that vendor or others who may inappropriately access the vendor’s system.
While we have taken a number of steps to protect our information technology systems, including the use of encryption and authentication technologies, the number and sophistication of malicious attacks that companies have experienced has increased over the past few years. In addition, because techniques used by hackers (many of whom are highly sophisticated and well-funded) to access or sabotage networks and computer systems change frequently and often are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our response or the effectiveness of our response and impede our operations and ability to limit our exposure to third-party claims and other potential liability. Attacks on our systems are sometimes successful, and, in some instances, we might be unaware of an incident or its magnitude and effects. We also may suffer data security breaches and the unauthorized access to, misuse or acquisition of, personal data or other sensitive and confidential information as the result of intentional or inadvertent breaches or other compromises by our employees or service providers. Any data security breach or other incident, whether external or internal in origin, could compromise our networks and systems, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products. Any such breach or other incident, can result in the information stored on our networks and systems being improperly accessed or acquired, publicly disclosed, lost, or stolen, which could subject us to liability to our customers, suppliers, business partners and others. We seek to detect and investigate such attempts and incidents and to prevent their recurrence where practicable through changes to our internal processes and tools, but in some cases preventive and remedial action might not be successful. In addition, despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, malware, ransomware, social engineering, denial of service, and similar other disruptions.
Disruptions to our information technology systems, due to outages, security breaches or other causes, can have severe consequences to our business, including financial loss and reputational damage.
Fluctuations in Foreign Currency Exchange Rates. We earn revenues, pay expenses, own assets and incur liabilities in foreign countries using several currencies other than the U.S. dollar. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. The majority of our revenue generated from international markets is denominated in U.S. dollars, while the operating expenses of our foreign subsidiaries are predominantly denominated in local currencies. Therefore, our operating expenses will increase when the U.S. dollar weakens against the local currency and decrease when the U.S. dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our consolidated statements of operations. Additional risks related to fluctuations in foreign currency exchange rates are described in the Foreign Currency Exchange Risks section of Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk."
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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 73% and 68% of our revenue was derived outside of the U.S. in the fiscal quarter ended March 30, 2018 and March 31, 2017, respectively. We are subject to a number of risks related to conducting business internationally, including:

•	U.S. and foreign government trade restrictions, including those which may impose restrictions on importation of programming, technology, or components to or from the U.S.;

•
U.S. government trade restrictions, including those which may impose restrictions, including prohibitions, on the exportation, reexportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;

•	Changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•
Tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs proposed in March 2018 by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remain uncertain;

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

As a result of the Tax Act, there have been many significant changes to the U.S. federal income tax laws, including changes in the U.S. corporate income tax rates, the realizability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses. These changes caused us to incur in the first quarter of fiscal 2018 a deemed repatriation tax on certain undistributed earnings of foreign subsidiaries estimated at $96.7 million. The reduction of the U.S. corporate tax rate to 21% from 35% caused us to adjust our U.S. deferred tax assets and liabilities, resulting in an estimated decrease of $57.9 million in our net deferred tax assets in the first quarter. We estimate the overall impact of the Tax Act reduced our earnings in the first quarter of fiscal 2018 by $154.6 million, resulting in a net loss for the first quarter of fiscal 2018. However, we are still evaluating the full impact of the Tax Act to our overall financial position. In addition, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material impact on business, cash flow, results of operation or financial condition.

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

STOCK-RELATED ISSUES
Controlling Stockholder. At March 30, 2018, the Dolby family and their affiliates owned 2,438,939 shares of our Class A common stock and 41,632,210 shares of our Class B common stock. As of March 30, 2018, the Dolby family and their affiliates had voting power of 97.4% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.7% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
The following table provides information regarding our share repurchases made under the program during the second quarter of fiscal 2018:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
December 30, 2017 - January 26, 2018	—	$—	—	$122.0 million
January 27, 2018 - February 23, 2018	—	—	—	$122.0 million
February 24, 2018 - March 30, 2018	77,705	64.33	77,705	$117.0 million
Total	77,705		77,705

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*    Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 2, 2018

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)