Form 10-Q
period 2018-06-29
Dolby Laboratories, Inc.
filed 2018-08-01
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On July 27, 2018, the registrant had 64,363,621 shares of Class A common stock, par value $0.001 per share, and 39,283,678 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended June 29, 2018

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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 29, 2018	September 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$829,621	$627,017
Restricted cash	7,842	7,351
Short-term investments	195,284	247,757
Accounts receivable, net of allowance for doubtful accounts of $5,622 and $2,967	149,582	73,750
Inventories	23,932	25,051
Prepaid expenses and other current assets	32,672	30,508
Total current assets	1,238,933	1,011,434
Long-term investments	243,179	314,364
Property, plant, and equipment, net	502,041	485,275
Intangible assets, net	185,140	189,648
Goodwill	314,317	311,087
Deferred taxes	143,949	190,915
Other non-current assets	42,260	30,831
Total assets	$2,669,819	$2,533,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,970	$14,373
Accrued liabilities	197,076	207,034
Income taxes payable	4,830	1,216
Deferred revenue	21,436	23,150
Total current liabilities	240,312	245,773
Long-term deferred revenue	37,775	36,425
Other non-current liabilities	203,813	107,514
Total liabilities	481,900	389,712

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 64,077,013 shares issued and outstanding at June 29, 2018 and 59,281,837 at September 29, 2017	60	58
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 39,511,036 shares issued and outstanding at June 29, 2018 and 42,873,597 at September 29, 2017	43	43
Additional paid-in capital	89,077	61,331
Retained earnings	2,105,621	2,083,063
Accumulated other comprehensive (loss)	(13,301)	(7,753)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,181,500	2,136,742
Controlling interest	6,419	7,100
Total stockholders’ equity	2,187,919	2,143,842
Total liabilities and stockholders’ equity	$2,669,819	$2,533,554
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenue:
Licensing	$286,325	$278,106	$817,484	$752,422
Products	26,265	22,569	73,863	71,493
Services	4,857	4,990	15,252	15,491
Total revenue	317,447	305,665	906,599	839,406

Cost of revenue:
Cost of licensing	12,111	12,711	31,980	29,628
Cost of products	17,213	14,910	49,851	46,618
Cost of services	5,141	4,504	14,469	12,823
Total cost of revenue	34,465	32,125	96,300	89,069

Gross margin	282,982	273,540	810,299	750,337

Operating expenses:
Research and development	60,357	59,631	176,294	175,490
Sales and marketing	79,834	73,480	224,002	220,275
General and administrative	48,081	44,497	147,113	129,290
Restructuring credits	(82)	—	(446)	—
Total operating expenses	188,190	177,608	546,963	525,055

Operating income	94,792	95,932	263,336	225,282

Other income/expense:
Interest income	5,488	2,511	13,161	6,511
Interest expense	(87)	(31)	(151)	(94)
Other income/(expense), net	(3,603)	(2,109)	(5,439)	(1,546)
Total other income	1,798	371	7,571	4,871

Income before income taxes	96,590	96,303	270,907	230,153
Provision for income taxes	(13,302)	(20,117)	(198,332)	(49,666)
Net income including controlling interest	83,288	76,186	72,575	180,487
Less: net (income) attributable to controlling interest	(143)	(143)	(421)	(480)
Net income attributable to Dolby Laboratories, Inc.	$83,145	$76,043	$72,154	$180,007

Net income per share:
Basic	$0.80	$0.75	$0.70	$1.77
Diluted	$0.78	$0.73	$0.67	$1.73
Weighted-average shares outstanding:
Basic	103,836	101,905	103,386	101,725
Diluted	106,950	104,222	106,943	103,986

Related party rent expense:
Included in operating expenses	$1,017	$784	$2,585	$2,359
Included in net income attributable to controlling interest	$179	$176	$535	$526

Cash dividend declared per common share	$0.16	$0.14	$0.48	$0.42
Cash dividend paid per common share	$0.16	$0.14	$0.48	$0.42
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net income including controlling interest	$83,288	$76,186	$72,575	$180,487
Other comprehensive income:
Currency translation adjustments, net of tax	(8,297)	3,267	(2,815)	(12)
Unrealized gains/(losses) on investments, net of tax	339	75	(2,813)	(1,363)
Comprehensive income	75,330	79,528	66,947	179,112
Less: comprehensive (income)/loss attributable to controlling interest	130	(295)	(341)	(426)
Comprehensive income attributable to Dolby Laboratories, Inc.	$75,460	$79,233	$66,606	$178,686
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 29, 2017	$101	$61,331	$2,083,063	$(7,753)	$2,136,742	$7,100	$2,143,842
Net income			72,154		72,154	421	72,575
Currency translation adjustments, net of tax of $110				(2,735)	(2,735)	(80)	(2,815)
Unrealized losses on investments, net of tax of $155				(2,813)	(2,813)		(2,813)
Distributions to controlling interest					—	(1,022)	(1,022)
Stock-based compensation expense		53,476			53,476		53,476
Repurchase of common stock	(1)	(90,479)			(90,480)		(90,480)
Cash dividends declared and paid on common stock			(49,596)		(49,596)		(49,596)
Common stock issued under employee stock plans	3	85,938			85,941		85,941
Tax withholdings on vesting of restricted stock	—	(21,189)			(21,189)		(21,189)
Balance at June 29, 2018	$103	$89,077	$2,105,621	$(13,301)	$2,181,500	$6,419	$2,187,919

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 30, 2016	$101	$42,032	$1,938,320	$(10,197)	$1,970,256	$8,479	$1,978,735
Net income			180,007		180,007	480	180,487
Currency translation adjustments, net of tax of $205				42	42	(54)	(12)
Unrealized losses on investments, net of tax of $22				(1,363)	(1,363)		(1,363)
Distributions to controlling interest					—	(2,094)	(2,094)
Stock-based compensation expense		48,940			48,940		48,940
Repurchase of common stock	(2)	(74,992)			(74,994)		(74,994)
Cash dividends declared and paid on common stock			(42,768)		(42,768)		(42,768)
Tax benefit from employee stock plans		4,558			4,558		4,558
Common stock issued under employee stock plans	2	47,763			47,765		47,765
Tax withholdings on vesting of restricted stock		(16,875)			(16,875)		(16,875)
Balance at June 30, 2017	$101	$51,426	$2,075,559	$(11,518)	$2,115,568	$6,811	$2,122,379

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	June 29, 2018	June 30, 2017
Operating activities:
Net income including controlling interest	$72,575	$180,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,398	64,543
Stock-based compensation	53,476	48,940
Amortization of premium on investments	2,046	2,077
Provision for doubtful accounts	2,653	1,167
Deferred income taxes	47,145	(11,446)
Other non-cash items affecting net income	5,147	2,547
Changes in operating assets and liabilities:
Accounts receivable	(78,480)	(7,576)
Inventories	(508)	(6,840)
Prepaid expenses and other assets	(13,719)	(10,657)
Accounts payable and other liabilities	(12,781)	14,877
Income taxes, net	102,422	19,033
Deferred revenue	(366)	(560)
Other non-current liabilities	(537)	773
Net cash provided by operating activities	240,471	297,365

Investing activities:
Purchases of investment securities	(151,585)	(204,447)
Proceeds from sales of investment securities	72,090	36,579
Proceeds from maturities of investment securities	194,038	126,199
Purchases of PP&E	(54,869)	(81,668)
Payments for business acquisitions, net of cash acquired	(6,563)	—
Purchase of intangible assets	(12,543)	(5,250)
Change in restricted cash	(491)	(2,542)
Net cash provided by (used in) investing activities	40,077	(131,129)

Financing activities:
Proceeds from issuance of common stock	85,941	47,765
Repurchase of common stock	(90,480)	(74,994)
Payment of cash dividend	(49,596)	(42,768)
Distribution to controlling interest	(1,022)	(2,094)
Shares repurchased for tax withholdings on vesting of restricted stock	(21,189)	(16,875)
Net cash used in financing activities	(76,346)	(88,966)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,598)	(766)
Net increase in cash and cash equivalents	202,604	76,504
Cash and cash equivalents at beginning of period	627,017	516,112
Cash and cash equivalents at end of period	$829,621	$592,616

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$48,931	$44,694

Non-cash investing activities:
Net change in PP&E purchased and unpaid at period-end	$4,820	$(11,614)
Purchase consideration payable for acquisition	$750	$—
Purchase consideration payable for intangibles	$200	$—

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
The results for the fiscal quarter ended June 29, 2018 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 28, 2018.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended June 29, 2018 and June 30, 2017. Our fiscal year ending September 28, 2018 (fiscal 2018) and our fiscal year ended September 29, 2017 (fiscal 2017) both consist of 52 weeks.
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
Recently Issued Accounting Standards
Adopted Standards
Share-Based Compensation.  During the first quarter of fiscal 2018, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. Upon adoption, excess tax benefits or deficiencies from stock-based awards are recorded as a component of the income tax provision, whereas they previously were recorded as additional paid-in capital. In the fiscal quarter and year-to-date periods ended June 29, 2018, we recognized an excess tax benefit of $0.5 million and $9.9 million, respectively, related to stock-based awards in the provision for income taxes. We elected to continue to account for forfeitures based on an estimate of expected forfeitures, rather than to account for forfeitures as they occur. Additionally, we adopted the aspects of the guidance affecting the cash flow presentation retrospectively, which results in a reclassification of excess tax benefits from financing activities to operating activities in the consolidated statements of cash flows.
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
We have evaluated the impact of adoption of Topic 606 on all of our revenue streams and believe that the following are the most significant changes that are expected to occur:

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

•	Recording a one-time adjustment to retained earnings to reflect the cumulative impact of the changes noted above for the periods prior to adoption;

•	For certain transactions that have minimum commitment or fixed fee terms, recognizing licensing revenues on contract execution instead of as payments become due.
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
Leases.  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for most leases. The new guidance also modifies the classification criteria and accounting for sales-

type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 must be applied using a modified retrospective approach. Upon adoption, we will recognize a lease liability and right-of-use asset for each of our long-term lease arrangements, which exceed 70 as of June 29, 2018. We intend to early adopt this new standard concurrently with the adoption of the new revenue recognition standard beginning September 29, 2018.
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
Financial Instruments.  In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance requires certain equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. Additionally, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The ASU is effective for us beginning September 29, 2018, and we do not currently plan to early adopt. We do not anticipate that the new standard will materially impact our consolidated financial statements.
Cash Flow Classification.  In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance addresses eight specific cash flow issues, with the objective of reducing an existing diversity in practices regarding the manner in which certain cash receipts and payments are presented and classified in the statement of cash flows. The ASU is effective for us beginning September 29, 2018, and we do not currently plan to early adopt. We do not anticipate that the new standard will materially impact our consolidated financial statements.
Income Taxes: Intra-Entity Asset Transfers.  In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for us beginning September 29, 2018, and we do not currently plan to early adopt. We do not anticipate that the new standard will materially impact our consolidated financial statements.
Restricted Cash.  In November 2016, the FASB issued ASU 2016-18, Restricted Cash — a consensus of the FASB Emerging Issues Task Force, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The ASU is effective for us beginning September 29, 2018, and we do not currently plan to early adopt. Aside from conforming to new cash flow presentation and restricted cash disclosure requirements, we do not anticipate that the new standard will materially impact our consolidated financial statements.
Accounting for Hedging Activities. In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which enables entities to better portray the economics of their risk management activities in the financial statements while enhancing the transparency and understandability of hedge results. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness. The ASU is effective for us beginning September 29, 2018, and we do not currently plan to early adopt. We do not anticipate that the new standard will materially impact our consolidated financial statements.
Income Taxes: Comprehensive Income. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires entities to provide certain disclosures regarding stranded tax effects. The ASU is effective for us beginning September 28, 2019, and we do not currently plan to early adopt. We are currently evaluating the timing and impact of the standard on our consolidated financial statements.

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of June 29, 2018 and September 29, 2017 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

	June 29, 2018	September 29, 2017
Trade accounts receivable	$131,916	$62,305
Accounts receivable from patent administration program customers	23,288	14,412
Accounts receivable, gross	155,204	76,717
Less: allowance for doubtful accounts	(5,622)	(2,967)
Total	$149,582	$73,750

Trade accounts receivable includes unbilled accounts receivable balances related to amounts that are contractually owed.
Inventories

	June 29, 2018	September 29, 2017
Raw materials	$4,202	$6,812
Work in process	4,566	4,954
Finished goods	15,164	13,285
Total	$23,932	$25,051

Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. In addition to the amounts shown in the table above, we have included $3.5 million and $1.8 million of inventory within other non-current assets in our consolidated balance sheets as of June 29, 2018 and September 29, 2017, respectively. We write-down inventory at the time it is deemed excess or obsolete.
Prepaid Expenses And Other Current Assets

	June 29, 2018	September 29, 2017
Prepaid expenses	$17,941	$16,681
Other current assets	14,079	11,383
Income tax receivable	652	2,444
Total	$32,672	$30,508
Accrued Liabilities

	June 29, 2018	September 29, 2017
Accrued royalties	$2,764	$2,274
Amounts payable to patent administration program partners	49,926	49,141
Accrued compensation and benefits	74,157	92,277
Accrued professional fees	7,632	5,530
Unpaid PP&E additions	13,130	10,096
Other accrued liabilities	49,467	47,716
Total	$197,076	$207,034
Other Non-Current Liabilities

	June 29, 2018	September 29, 2017
Supplemental retirement plan obligations	$3,220	$2,928
Non-current tax liabilities	188,027	91,013
Other liabilities	12,566	13,573
Total	$203,813	$107,514

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

	June 29, 2018
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$702,582			$702,582
Cash equivalents:
Commercial paper	61,194	5	—	61,199		61,199
Corporate bonds	4,404	—	—	4,404		4,404
Money market funds	61,136			61,136	61,136
Municipal debt securities	300			300		300
Cash and cash equivalents	829,616	5	—	829,621	61,136	65,903	—

Short-term investments:
Certificate of deposit (1)	26,065	23		26,088		26,088
U.S. agency securities	2,802		(6)	2,796		2,796
Government bonds	535			535	535
Commercial paper	5,517	—	(4)	5,513		5,513
Corporate bonds	129,156	58	(474)	128,740		128,740
Municipal debt securities	31,672	—	(60)	31,612		31,612
Short-term investments	195,747	81	(544)	195,284	535	194,749	—

Long-term investments:
U.S. agency securities	20,286		(327)	19,959		19,959
Government bonds	14,962		(289)	14,673	14,673
Corporate bonds	187,728	53	(2,310)	185,471		185,471
Municipal debt securities	21,970	9	(75)	21,904		21,903
Other long-term investments (2)	924	248		1,172	248
Long-term investments	245,870	310	(3,001)	243,179	14,921	227,333	—

Total cash, cash equivalents, and investments	$1,271,233	$396	$(3,545)	$1,268,084	$76,592	$487,985	$—

Investments held in supplemental retirement plan:
Assets	3,318			3,318	3,318
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	3,318			3,318	3,318
Included in accrued liabilities & other non-current liabilities

(1)	Certificates of deposit include marketable securities, while those with a maturity in excess of one year as of June 29, 2018 are classified within long-term investments.

(2)
Other long-term investments as of June 29, 2018 include a marketable equity security of $0.3 million, and other investments that are not carried at fair value including an equity method investment of $0.4 million and one cost method equity investment of $0.5 million. During the third quarter of fiscal 2018, we recorded a write-off charge to reduce the carrying value of a cost method equity investment to zero in recognition of an other-than-temporary impairment.

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

Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for twelve months or greater as of June 29, 2018 and September 29, 2017 (in thousands):

	June 29, 2018				September 29, 2017
	Less Than 12 Months		12 Months Or Greater		Less Than 12 Months		12 Months Or Greater
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit					$19,750	$(6)	$—	$—
U.S. agency securities	22,755	(333)	—	—	19,713	(91)	11,386	(108)
Government bonds	14,673	(289)	—	—	15,029	(64)	4,729	(49)
Commercial paper	4,418	(4)	—	—	4,292	(1)	—	—
Corporate bonds	221,466	(2,438)	26,804	(347)	125,890	(251)	109,806	(449)
Municipal debt securities	48,699	(135)	—	—	26,749	(24)	3,625	(10)
Total	$312,011	$(3,199)	$26,804	$(347)	$211,423	$(437)	$129,546	$(616)
Although we had certain securities that were in an unrealized loss position as of June 29, 2018, we expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at either June 29, 2018 or September 29, 2017 to represent an other–than–temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of June 29, 2018 and September 29, 2017, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	June 29, 2018		September 29, 2017
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$322,782	$322,323	$251,649	$251,530
Due in 1 to 2 years	148,567	147,032	213,555	213,154
Due in 2 to 3 years	96,380	94,975	96,773	96,682
Total	$567,729	$564,330	$561,977	$561,366

5. Property, Plant, & Equipment
Property, plant, and equipment are recorded at cost, with depreciation expense included in cost of licensing, cost of products, cost of services, R&D, S&M, and G&A expenses in our consolidated statements of operations. PP&E consist of the following (in thousands):

	June 29, 2018	September 29, 2017
Land	$43,339	$43,364
Buildings and building improvements	283,459	281,196
Leasehold improvements	62,560	65,034
Machinery and equipment	104,643	98,437
Computer equipment and software	187,701	173,341
Furniture and fixtures	29,737	28,118
Equipment provided under operating leases	129,301	97,456
Construction-in-progress	11,115	3,673
Property, plant, and equipment, gross	851,855	790,619
Less: accumulated depreciation	(349,814)	(305,344)
Property, plant, & equipment, net	$502,041	$485,275

6. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 29, 2017	$311,087
Acquired goodwill	4,807
Translation adjustments	(1,577)
Balance at June 29, 2018	$314,317
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	June 29, 2018			September 29, 2017
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$314,799	$(146,549)	$168,250	$299,707	$(128,986)	$170,721
Customer relationships	56,836	(40,345)	16,491	56,843	(38,368)	18,475
Other intangibles	22,734	(22,335)	399	22,742	(22,290)	452
Total	$394,369	$(209,229)	$185,140	$379,292	$(189,644)	$189,648
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
With regard to our purchase of intangible assets during the periods presented, the following table summarizes the consideration paid, the weighted-average useful lives over which the acquired assets will be amortized using the greater of either the straight-line basis or a ratio-to-revenue method, and the classification of their amortized expense in our consolidated statements of operations:

Fiscal Period	Total Purchase Consideration (1)	Weighted-Average Useful Life
	(in millions)	(in years)
Fiscal 2017
Q1 - Quarter ended December 30, 2016	None
Q2 - Quarter ended March 31, 2017	5.3	18.0
	$5.3	18.0
Fiscal 2018
Q1 - Quarter ended December 29, 2017	$12.0	14.1
Q2 - Quarter ended March 30, 2018	$2.8	5.3
Q3 - Quarter ended June 29, 2018	$0.7	5.0
	$15.5	12.1
(1) Amortization expense on the intangible assets from patent portfolio and business acquisitions is included within cost of revenue, R&D, and G&A in our consolidated statements of operations.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D, S&M, and G&A expenses in our consolidated statements of operations. Amortization expense was $6.7 million and $7.3 million in the third quarter of fiscal 2018 and 2017, respectively, and $19.8 million and $24.0 million in the fiscal year-to-date period ended June 29, 2018 and June 30, 2017, respectively. As of June 29, 2018, estimated amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2018	$6,778
2019	26,525
2020	26,061
2021	26,034
2022	23,370
Thereafter	76,372
Total	$185,140

7. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At June 29, 2018, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At June 29, 2018, we had 64,077,013 shares of Class A common stock and 39,511,036 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
On December 15, 2017, we granted PSOs to our executive officers exercisable for an aggregate of 264,000 shares at the target award amount, which would be exercisable up to an aggregate of 330,000 shares at 125% of the target award amount. On December 15, 2016, we granted PSOs to our executive officers exercisable for an aggregate of 276,199 shares at the target award amount, which would be exercisable up to an aggregate of 345,248 shares at 125% of the target award amount. On December 15, 2015, we granted PSOs to our executive officers exercisable for an aggregate of 335,699 shares at the target award amount, which would be exercisable up to an aggregate of 419,623 shares at 125% of the target award amount. As of June 29, 2018, PSOs which would be exercisable for an aggregate of 784,898 shares at the target award amount (981,121 at 125% of the target award amount) were outstanding.
The following table summarizes information about all stock options issued under our 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 29, 2017	8,741	$38.65
Grants	1,295	62.33
Exercises	(1,938)	37.20
Forfeitures and cancellations	(382)	40.43
Options outstanding at June 29, 2018	7,716	42.90	6.75	$145,793
Options vested and expected to vest at June 29, 2018	7,241	42.27	6.67	141,285
Options exercisable at June 29, 2018	4,123	$37.61	5.81	99,275

(1)	Aggregate intrinsic value is based on the closing price of our Class A common stock on June 29, 2018 of $61.69 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers, and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vested over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vested over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria, although no such awards had been granted as of June 29, 2018. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our Class A common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 29, 2017	2,839	$44.38
Granted	1,224	62.59
Vested	(1,002)	40.53
Forfeitures	(302)	44.15
Non-vested at June 29, 2018	2,759	$53.89

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
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Expected life (in years)	5.06	5.13	5.06	5.13
Risk-free interest rate	2.9%	1.8%	2.2%	2.1%
Expected stock price volatility	22.5%	25.1%	22.6%	27.4%
Dividend yield	1.0%	1.1%	1.1%	1.1%
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

The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Compensation expense - by type
Stock options	$4,500	$4,489	$16,554	$13,867
Restricted stock units	11,581	10,349	33,993	32,446
Employee stock purchase plan	1,020	904	2,929	2,627
Total stock-based compensation	17,101	15,742	53,476	48,940
Benefit from income taxes	(3,488)	(4,568)	(11,041)	(14,231)
Total stock-based compensation, net of tax	$13,613	$11,174	$42,435	$34,709

Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Compensation expense - by classification
Cost of products	$249	$229	$756	$710
Cost of services	151	126	411	383
Research and development	4,859	4,551	14,486	13,987
Sales and marketing	6,469	6,187	18,266	19,563
General and administrative	5,373	4,649	19,557	14,297
Total stock-based compensation expense	17,101	15,742	53,476	48,940
Benefit from income taxes	(3,488)	(4,568)	(11,041)	(14,231)
Total stock-based compensation, net of tax	$13,613	$11,174	$42,435	$34,709
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Tax benefit - shares issued under ESPP	$113	$367	$470	$786
Unrecognized Compensation Expense.    At June 29, 2018, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $30.6 million, which is expected to be recognized over a weighted-average period of 2.3 years. At June 29, 2018, total unrecorded compensation expense associated with RSUs expected to vest was approximately $101.7 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of June 29, 2018 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Total	$1,300,000

Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of June 29, 2018, the remaining authorization to purchase additional shares is approximately $61.5 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2018:

Quarterly Repurchase Activity	Shares Repurchased	Cost in thousands (1)	Average Price Paid Per Share (2)

Q1 - Quarter ended December 29, 2017	493,884	$29,999	$60.73
Q2 - Quarter ended March 30, 2018	77,705	5,001	64.33
Q3 - Quarter ended June 29, 2018	896,689	55,480	61.86
Total	1,468,278	$90,480

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend
In October 2014, our Board of Directors initiated a recurring quarterly dividend program for our stockholders. The following table summarizes dividends declared under the program in relation to fiscal 2018:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2018
Q1 - Quarter ended December 29, 2017	January 24, 2018	February 5, 2018	February 14, 2018	$0.16	$16.6 million
Q2 - Quarter ended March 30, 2018	April 24, 2018	May 7, 2018	May 16, 2018	$0.16	$16.7 million
Q3 - Quarter ended June 29, 2018	July 24, 2018	August 6, 2018	August 14, 2018	$0.16	$16.6 million	(1)

(1)	The amount of the dividend payment is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended June 29, 2018			Fiscal Year-To-Date Ended June 29, 2018
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$(3,529)	$(2,087)	$(5,616)	$(377)	$(7,376)	$(7,753)
Other comprehensive income before reclassifications:			—
Unrealized gains/(losses) - investment securities	490		490	(2,599)	—	(2,599)
Foreign currency translation gains/(losses) (1)		(9,275)	(9,275)	—	(2,845)	(2,845)
Income tax effect - benefit/(expense)	(21)	1,251	1,230	82	110	192
Net of tax	469	(8,024)	(7,555)	(2,517)	(2,735)	(5,252)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) - investment securities (1)	(162)		(162)	(369)		(369)
Income tax effect - benefit/(expense) (2)	32		32	73		73
Net of tax	(130)	—	(130)	(296)	—	(296)
Net current-period other comprehensive income/(loss)	339	(8,024)	(7,685)	(2,813)	(2,735)	(5,548)
Ending Balance	$(3,190)	$(10,111)	$(13,301)	$(3,190)	$(10,111)	$(13,301)

	Fiscal Quarter Ended June 30, 2017			Fiscal Year-To-Date June 30, 2017
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$(696)	$(14,012)	$(14,708)	$742	$(10,939)	$(10,197)
Other comprehensive income before reclassifications:
Unrealized gains/(losses) - investment securities	67		67	(1,407)		(1,407)
Foreign currency translation gains/(losses) (1)		3,576	3,576		(163)	(163)
Income tax effect - benefit/(expense)	17	(461)	(444)	20	205	225
Net of tax	84	3,115	3,199	(1,387)	42	(1,345)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) - investment securities (1)	(12)		(12)	22		22
Income tax effect - benefit/(expense) (2)	3		3	2		2
Net of tax	(9)	—	(9)	24	—	24
Net current-period other comprehensive income/(loss)	75	3,115	3,190	(1,363)	42	(1,321)
Ending Balance	$(621)	$(10,897)	$(11,518)	$(621)	$(10,897)	$(11,518)

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

The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$83,145	$76,043	$72,154	$180,007

Denominator:
Weighted-average shares outstanding—basic	103,836	101,905	103,386	101,725
Potential common shares from options to purchase common stock	2,198	1,571	2,364	1,494
Potential common shares from restricted stock units	916	746	1,193	767
Weighted-average shares outstanding—diluted	106,950	104,222	106,943	103,986

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.80	$0.75	$0.70	$1.77
Diluted	$0.78	$0.73	$0.67	$1.73

Antidilutive awards excluded from calculation:
Stock options	1,292	1,757	950	1,429
Restricted stock units	44	—	16	10

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
The final transitional impacts of the Tax Act may differ from our initial estimate, due to, among other things, changes in interpretations of the Tax Act, any legislative actions to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, any updates or changes to estimates we have utilized to calculate the transition impacts, any impact of changes to our current assertion to indefinitely reinvest foreign earnings as a result of the Tax Act, and any impacts from changes to current year earnings estimates. The Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our quarter ending December 28, 2018.
Unrecognized Tax Benefit
As of June 29, 2018, the total amount of gross unrecognized tax benefits was $105.1 million, of which $92.2 million, if recognized, would reduce our effective tax rate. As of September 29, 2017, the total amount of gross unrecognized tax benefits was $98.7 million, of which $85.0 million, if recognized, would reduce our effective tax rate. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Withholding taxes	$10,366	$12,381	$38,940	$34,780
Effective Tax Rate
Each period, the combination of different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions, that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the third quarter of fiscal 2018 was 13.8%, compared with our Federal statutory rate of 24.6% and with our effective tax rate in the third quarter of fiscal 2017 of 20.9%. The decrease from the Federal statutory rate was primarily due to foreign earned income being taxed at a rate lower than our Federal statutory rate. The decrease from our effective tax rate in the third quarter of fiscal 2017 was primarily due to the reduction in the Federal statutory rate from the Tax Act.
Our effective tax rate was 73.2% in the fiscal year-to-date period ended June 29, 2018, compared with our Federal statutory rate of 24.6% and with our effective tax rate in the fiscal year-to-date period ended June 30, 2017 of 21.6%. The increase in our effective tax rate reflects the impact from the Tax Act, most notably the remeasurement of net deferred tax assets and the deemed repatriation of certain earnings of our foreign subsidiaries, partially offset by a decrease from the excess benefit related to stock-based awards.

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

Severance and associated costs
Restructuring charges	$12,856
Cash payments	(168)
Non-cash and other adjustments	—
Balance at September 29, 2017	$12,688
Restructuring charges	23
Cash payments	(11,946)
Non-cash and other adjustments	(583)
Balance at June 29, 2018	$182
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

13. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of June 29, 2018 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Naming rights	$—	$7,811	$7,909	$8,008	$8,108	$86,865	$118,701
Operating leases	4,484	17,105	14,381	11,105	9,524	25,698	82,297
Purchase obligations	32,872	25,536	22,225	433	333	—	81,399
Donation commitments	—	6,300	322	122	122	958	7,824
Total	$37,356	$56,752	$44,837	$19,668	$18,087	$113,521	$290,221
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

14. Subsequent Events
Share Repurchase Program.    On July 25, 2018, we announced that our Board of Directors approved an increase to the size of our stock repurchase program by $350 million, bringing the amount available for future repurchases of the Company’s Class A Common Stock to $412 million. Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Any shares repurchased under the program will be returned to the status of authorized, but unissued shares of Class A Common Stock.

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

REVENUE GENERATION
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Revenue	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Licensing	90%	91%	90%	90%
Products	8%	7%	8%	8%
Services	2%	2%	2%	2%
Total	100%	100%	100%	100%
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

	Fiscal Year-To-Date Ended
Revenue By Geographic Location	June 29, 2018	June 30, 2017
United States	27%	32%
International	73%	68%
We have active licensing arrangements with over 500 electronics product OEMs and software developer licensees. As of June 29, 2018, we had approximately 9,100 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,000 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
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

Dolby Digital®	A digital audio coding technology that provides multichannel sound to applications such as DVD players, TVs, and STBs.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications such as TVs, STBs, Blu-ray Discs, PCs, and mobile devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications such as Blu-ray Discs and home theaters.
Dolby Vision™	An imaging technology combining high dynamic range and dynamic metadata to deliver higher color contrast, brighter highlights, and improved details for cinema and consumer devices.
Dolby Voice®	An audio conferencing technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.

The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017	Main Offerings Incorporating Our Technologies
Broadcast	33%	37%	37%	42%	STBs & Televisions
Mobile	23%	20%	22%	14%	Smartphones & Tablets
CE	14%	14%	13%	13%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, DVDs, & HTIBs
PC	17%	17%	13%	16%	Windows and macOS operating systems
Other	13%	12%	15%	15%	Gaming consoles, Auto DVD, Dolby Cinema, Dolby Voice
Total	100%	100%	100%	100%
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

Dolby Voice: We enter into arrangements with audio and video conferencing providers where, in return for licensing our IP and know-how, we earn revenue based on access to our technology and services. In addition, we sell hardware that facilitates the Dolby conferencing experience, including the Dolby Conference Phone for audio use only, and the recently released Dolby Voice Room, our solution that provides a premium video conferencing experience.
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
Products
We design and manufacture audio and imaging products for the cinema, television, broadcast, and entertainment industries. Distributed in 90 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. We also market and sell products, as discussed above, which help improve the conference call experience when using Dolby Voice.
Products revenue is derived primarily from sales of the following:

Product		Description
Cinema	Cinema Imaging Products
Digital Cinema Servers used to load, store, decrypt, decode, watermark, and playback digital film files for presentation on digital cinema projectors and software used to encrypt, encode, and package digital media files for distribution.

	Cinema Audio Products	Cinema Processors, amplifiers, and loudspeakers used to decode, render, and optimally playback digital cinema soundtracks including those using Dolby Atmos.
Other	Dolby Conference Phone	An integral hardware component of the Dolby Voice conferencing solution that enhances full-room voice capture, spatial voice separation, and playback.
	Dolby Voice Room	Video conferencing solution for huddle rooms and small conference rooms that combines a camera product with the Dolby Conference Phone.
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

EXECUTIVE SUMMARY

We are focused on expanding our leadership in audio solutions for entertainment content and delivering dynamic new audio and imaging technologies. This will broaden the number of Dolby experiences that people can enjoy which in turn will help drive our revenue growth. Following is a discussion of the key markets that we address and the various Dolby technologies and solutions that serve these markets.

EXPANDING OUR LEADERSHIP IN AUDIO SOLUTIONS
AUDIO LICENSING
The majority of our licensing revenue is derived from the licensing of audio technologies. The following are highlights of our third quarter of fiscal 2018 and key challenges related to audio licensing, by market.
Broadcast
Highlights: We have an established presence in developed markets with respect to our DD+ and HE-AAC technologies in HDTV services and devices. We are focused on increased adoption of DD+ in emerging markets such as China and India, where the HDTV transition is still underway, by working with country-specific operators and standards bodies to drive broader adoption.
We continue to see new products introduced in the broadcast market that incorporate our leading audio technologies. Hisense, Konka, and Changhong announced TVs with Dolby Atmos earlier this year, adding to the growing list of Dolby Atmos TV partners including LG, TCL, and Skyworth.
Along with these new product introductions, the availability of content in Dolby formats continues to expand globally through streaming and live broadcast. In the third quarter of fiscal 2018, Apple announced Atmos in iTunes. Apple now joins other OTT providers offering Dolby Atmos content such as Netflix, Amazon, Tencent, iQiYi, Rakuten, and Okko. We continue to see further use of our technology in live broadcast. In July 2018, the World Cup was carried in Dolby Atmos by various broadcasters in Brazil, Russia, the Middle East, and China, among others.
Key Challenges: To achieve growth and further adoption in emerging markets where conversion to digital television is still underway, our success will be impacted by a number of factors such as regional fragmentation of operators and regulators, and the pace of their decision-making and implementation. Further, in some emerging growth countries, such as China, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies. We must continue to present compelling reasons for consumers to demand our audio and imaging technologies. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. In the third quarter of fiscal 2018, we also saw a decline in STB volume, particularly in China and North America, which had a negative impact on our operating results for the quarter. Additionally, in the broadcast market, as well as other markets, we also face challenges related to changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements.
Consumer Electronics
Highlights: We have an established presence in the home theater market that provides compatibility across devices, such as AVRs, soundbars, and DMAs, through the inclusion of our DD+ technologies. Additionally, the adoption of Dolby Atmos continues to expand to devices at lower price points. Amazon will stream Dolby Atmos content to Fire TV and Fire TV Cube in addition to a variety of compatible devices including TVs, soundbars, and home theatre systems.
Other announcements this quarter included Apple's support of Dolby Atmos on Apple TV 4K and in iTunes. We now have 11 Atmos soundbar partners including recent launches from LG and Sony with price points starting below $600. These hardware offerings can be paired with a growing array of Dolby enabled content via OTT services and Blu-ray discs, and the lower price points make the technology available to a broader range of consumers.

Key Challenges: We must continue to present compelling reasons for consumers to demand our technologies wherever they enjoy entertainment content. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted.
Mobile
Highlights: We continue to focus on adoption of our technologies across major mobile ecosystems such as Apple's iOS, Android, Windows, and Amazon. In addition, HE-AAC is a de facto audio standard across mobile devices.
At Mobile World Congress in February 2018, Samsung announced that it had adopted Dolby Atmos into its latest flagship model, and shortly thereafter, Huawei announced its first mobile phone models with Dolby Atmos. In these new Samsung and Huawei mobile devices, Dolby Atmos will be delivered with AC-4, Dolby's next-generation codec. During our third quarter of 2018, we partnered with Samsung and Huawei to trial live-streaming of matches from the French Open to their phones in Dolby Atmos and AC-4. Dolby Atmos is also featured on a number of other mobile devices from partners such as Amazon and Lenovo.
Key Challenges: Growth in this market is dependent on several factors. Due to short product life cycles, mobile device OEMs can easily add or remove certain of our technologies from their devices. Our success depends on our ability to address the rapid pace of change in mobile devices, and we must continuously collaborate with mobile device OEMs to incorporate our technologies. Finally, we must continue to support the development and distribution of Dolby content via various ecosystems.
Personal Computers
Highlights: DD+ continues to enhance playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through new types of content, including streaming video entertainment.
During our third fiscal quarter of 2018, Lenovo launched two new PCs with Dolby Atmos, thus adding to the existing array of PCs available with Dolby Atmos from partners such as Huawei and Xiaomi. We partnered with Lenovo to design the audio subsystem of their PC to create a more immersive audio experience.
Key Challenges: For the first three quarters of fiscal 2018, PC revenues have been impacted by a decline in the portion of PCs that have optical disc functionality which has resulted in a decline in our ASPs. We must continuously collaborate with PC manufacturers to incorporate our technologies, and we must continue to support the development and distribution of Dolby content via various ecosystems. If these conditions and trends persist, and OEMs do not incorporate our technologies in current and future products, our PC revenues could face continuing downward pressure.
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
We also generate revenue from the automotive industry primarily through disc playback devices as well as other elements of the entertainment system.
Key Challenges: The gaming console market continues to be challenged by competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base. This may impact our future revenues.
PRODUCTS AND SERVICES
We also generate revenue by providing products and services for a variety of applications in the cinema, broadcast, and communications markets.

Highlights: We offer servers and audio processors to enable the playback of content in cinemas. We continue to see adoption of Dolby Atmos by studios, content creators, post-production facilities, and exhibitors. As of the end of the third quarter of fiscal 2018, there were approximately 3,800 Dolby Atmos-enabled screens installed, and approximately 1,000 Dolby Atmos theatrical titles announced or released.
We also offer a variety of newer cinema products, which include the IMS3000, an integrated imaging and audio server with Dolby Atmos, the Dolby Multichannel Amplifier, and our 3-Axis speaker. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is potentially more cost effective than what was previously available to them.
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

EXPANDING INTO NEW AUDIO AND VISUAL EXPERIENCES
Our new growth initiatives include Imaging Licensing (comprised of Dolby Vision™ and our patent licensing initiatives related to consumer imaging), Dolby Cinema®, and Dolby Voice®. New growth initiative revenue, which is mostly in licensing, but also includes product revenue for Dolby Conference Phones, was approximately $60 million in fiscal 2017 and has continued to grow in fiscal 2018. Key highlights of our third quarter of fiscal 2018 and future challenges related to our new growth initiatives are described below.
Imaging Licensing
Highlights: Dolby Vision is our end-to-end high-dynamic range solution for TVs, STBs, Blu-ray players, smartphones, tablets, DMAs, PCs, and gaming consoles. Our HEVC and AVC imaging technologies offer efficient delivery of video content across a variety of devices, and we continue to see expanded adoption of our HEVC technologies, primarily in the broadcast and mobile markets.
During our third fiscal quarter of 2018, Vizio announced the inclusion of Dolby Vision in their E-Series with price points starting at $350, broadening the adoption of Dolby Vision beyond its mid- and high-end models. We continue to see a growing number of TV manufacturers offer an increasingly greater range of TV models that include Dolby Vision aimed at mainstream customers.
In July 2018, Microsoft announced that it will support Dolby Vision on the Xbox One. Dolby Vision is included in the iPhone X, iPhone 8, and iPad Pro, as well as TVs from our OEM partners including LG, TCL, and Hisense, among others. Six of our OEM partners feature the combined experience of Dolby Vision and Dolby Atmos on their TVs. In addition, the first PCs with Dolby Vision are now shipping from Lenovo, and more Blu-ray players are expected to come to market from partners such as Sony, Panasonic, and LG.
Movie titles and original TV content are increasingly available in the combined experience of Dolby Vision and Dolby Atmos via OTT partners such as iTunes, Netflix, Vudu, iQiyi, Tencent, and Rakuten. Content encoded only in Dolby Vision is also available via these partners. Currently, iTunes has over 300 movies available in Dolby Vision, and Netflix has over 400 hours of original content in Dolby Vision. In China, during the third quarter of fiscal 2018, Alibaba's Youku started streaming in Dolby Vision, joining Tencent and iQiYi. As a result, the top three OTT services in China now stream in Dolby Vision. Content is also available through an increasing number of Blu-ray discs from major studios such as Disney, Lionsgate, Paramount, Sony Pictures, Universal, and Warner Bros.
During our third quarter of fiscal 2018, the first mobile phone with the combined Dolby Atmos and Dolby Vision experience was launched by Sharp in Japan, and NTT-Plala began streaming in the full Dolby experience to these phones.
Key Challenges: The success of Dolby Vision and our consumer imaging patent licensing initiatives will depend on a number of factors, such as the breadth of available Dolby Vision content, the rate of adoption of our technologies into mainstream consumer device models, the degree of licensing penetration, and the level of competition from alternative technologies.

Dolby Cinema
Highlights: In the third fiscal quarter of 2018, we announced several new exhibitor partners. In the U.K., Odeon Cinema Group plans to launch seven Dolby Cinema locations, and the first Dolby Cinemas will open in Germany and Kuwait, in partnership with Kinopolis, and Kuwait National Cinema Company, respectively. These partners join a growing list of exhibitors featuring Dolby Cinema that include AMC in the U.S., Wanda, Jackie Chan Cinema, CGV, and Huayi Brothers in Asia, Les cinémas Gaumont Pathé, Cineplexx, and Vue in Europe, and Reel Cinemas in the Middle East.
As of the end of the third quarter of fiscal 2018, we had approximately 160 Dolby Cinema locations in operation compared to approximately 100 as of the end of the third quarter of fiscal 2017, with AMC reaching a milestone with the opening of their 100th Dolby Cinema. We have over 390 Dolby Cinema locations open or committed around the world. The content pipeline for Dolby Cinema continues to grow with over 180 theatrical titles with Dolby Vision and Dolby Atmos having been announced or released from every major studio with recent releases including "Ant-Man and the Wasp" and "The Incredibles 2".
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

Dolby Voice
Highlights: During the third fiscal quarter of 2018, we introduced our newest offering, Dolby Voice Room, our video conferencing solution for huddle rooms and small conference rooms that combines a camera product with the Dolby Conference Phone. Dolby Voice Room creates an experience that more closely resembles an in-person meeting by coupling the benefits of the Dolby Voice audio quality with new innovations in the video experience. In addition, Dolby Voice Room is designed to be easy to set up and use. Our first go-to-market partners for Dolby Voice Room, which began shipping at the end of the quarter, are BlueJeans and Highfive, two of our current Dolby Voice partners. We continue to focus on expanding Dolby Voice’s availability to the global market for audio and video conferencing services with Dolby Voice Room which will address a broader set of customers in the growing huddle room space.
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
Revenue and Gross Margin
Licensing
Licensing revenue consists of fees earned from licensing our technologies to customers who incorporate them into their products and services to enable and enhance audio, imaging, and voice capabilities. The technologies that we license are either internally developed, acquired, or licensed from third parties. Our cost of licensing consists mainly of amortization of purchased intangible assets and intangible assets acquired in business combinations, depreciation, third party royalty obligations, and associated fees.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	June 29, 2018	June 30, 2017	$	%	June 29, 2018	June 30, 2017	$	%
Revenue	$286,325	$278,106	$8,219	3%	$817,484	$752,422	$65,062	9%
Percentage of total revenue	90%	91%			90%	90%
Cost of licensing	12,111	12,711	(600)	(5)%	31,980	29,628	2,352	8%
Gross margin	274,214	265,395	8,819	3%	785,504	722,794	62,710	9%
Gross margin percentage	96%	95%			96%	96%

Current Quarter: Q3 2018 vs. Q3 2017

Factor	Revenue		Gross Margin
Mobile	á	Higher adoption of our technologies into more devices	ßà	No significant fluctuations
Broadcast	â	Lower volume of STBs, partially offset by higher recoveries.
CE	á	Higher patent licensing and higher volume of DMAs, partially offset by lower recoveries
Other	á	Higher revenues from Dolby Voice and gaming, and an increase in Dolby Cinema locations partially offset by lower recoveries in automotive
PC	á	Higher patent licensing and higher volume, partially offset by lower ASP from decreasing number of PCs with optical disc functionality

Year-To-Date: Q3 2018 vs. Q3 2017

Factor	Revenue		Gross Margin
Mobile	á	Higher adoption of our technologies into more devices, recoveries, and higher patent licensing	ßà	No significant fluctuations
PC	â	Lower recoveries and lower ASP from decreasing number of PCs with optical disc functionality, partially offset by higher patent licensing
Broadcast	â	Lower volume of STBs, partially offset by higher revenues from TVs, patent licensing, and recoveries
Other	á	Higher patent licensing, revenue from Dolby Cinema, Via administrative fees, and Dolby Voice, partially offset by lower automotive revenue
CE	á	Higher patent licensing and higher volume of DMAs, partially offset by lower recoveries and lower volume of DVDs

Products

Products revenue is generated from the sale of audio, imaging, and voice products for the cinema, television broadcast, and communications industries. Cost of products consists of materials, labor, and manufacturing overhead, amortization of certain intangible assets, as well as third party royalty obligations.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products	June 29, 2018	June 30, 2017	$	%	June 29, 2018	June 30, 2017	$	%
Revenue	$26,265	$22,569	$3,696	16%	$73,863	$71,493	$2,370	3%
Percentage of total revenue	8%	7%			8%	8%
Cost of products	17,213	14,910	2,303	15%	49,851	46,618	3,233	7%
Gross margin	9,052	7,659	1,393	18%	24,012	24,875	(863)	(3)%
Gross margin percentage	34%	34%			33%	35%

Current Quarter: Q3 2018 vs. Q3 2017

Factor	Revenue		Gross Margin
Products	á	Improved mix of Cinema products	â	Lower utilization of manufacturing capacity, partially offset by improved mix of products

Year-To-Date: Q3 2018 vs. Q3 2017

Factor	Revenue		Gross Margin
Products	á	Higher units of Cinema and Dolby Voice products	â	Lower utilization of manufacturing capacity and higher excess & obsolete charges, partially offset by improved mix of products
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Services	June 29, 2018	June 30, 2017	$	%	June 29, 2018	June 30, 2017	$	%
Revenue	$4,857	$4,990	$(133)	(3)%	$15,252	$15,491	$(239)	(2)%
Percentage of total revenue	2%	2%			2%	2%
Cost of services	5,141	4,504	637	14%	14,469	12,823	1,646	13%
Gross margin	(284)	486	(770)	(158)%	783	2,668	(1,885)	(71)%
Gross margin percentage	(6)%	10%			5%	17%

Current Quarter: Q3 2018 vs. Q3 2017

Factor	Revenue		Gross Margin
Services	ßà	No significant fluctuations	â	Lower utilization of available capacity

Year-To-Date: Q3 2018 vs. Q3 2017

Factor	Revenue		Gross Margin
Services	ßà	No significant fluctuations	â	Lower utilization of available capacity

Operating Expenses
Research & Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials and services, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 29, 2018	June 30, 2017	$	%	June 29, 2018	June 30, 2017	$	%
Research and development	$60,357	$59,631	$726	1%	$176,294	$175,490	$804	—%
Percentage of total revenue	19%	20%			19%	21%

Current Quarter: Q3 2018 vs. Q3 2017

Category	Key Drivers
Research & Development	ßà	No significant fluctuations

Year-To-Date: Q3 2018 vs. Q3 2017

Category	Key Drivers
Research & Development	ßà	No significant fluctuations

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 29, 2018	June 30, 2017	$	%	June 29, 2018	June 30, 2017	$	%
Sales and marketing	$79,834	$73,480	$6,354	9%	$224,002	$220,275	$3,727	2%
Percentage of total revenue	25%	24%			25%	26%

Current Quarter: Q3 2018 vs. Q3 2017

Category	Key Drivers
Legal, Professional, & Consulting	á	Increased IP related activities aimed at revenue generation
Marketing Programs	á	Higher costs related to marketing efforts
Facilities	á	Higher costs associated with our worldwide headquarters

Year-To-Date: Q3 2018 vs. Q3 2017

Category	Key Drivers
Legal, Professional, & Consulting	á	Increased IP related activities aimed at revenue generation
Stock-Based Compensation	â	Decrease in award grants

General & Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 29, 2018	June 30, 2017	$	%	June 29, 2018	June 30, 2017	$	%
General and administrative	$48,081	$44,497	$3,584	8%	$147,113	$129,290	$17,823	14%
Percentage of total revenue	15%	15%			16%	15%

Current Quarter: Q3 2018 vs. Q3 2017

Category	Key Drivers
Legal, Professional, & Consulting	á	Higher costs associated with various legal activities, patent filings, and implementing regulatory changes
Stock-Based Compensation	á	Higher fair value of award grants
Facilities	á	Higher costs associated with our worldwide headquarters

Year-To-Date: Q3 2018 vs. Q3 2017

Category	Key Drivers
Compensation & Benefits	á	Higher costs due to employee base mix and merit increases
Stock-Based Compensation	á	Higher fair value of award grants
Legal, Professional, & Consulting	á	Higher costs associated with various legal activities, patent filings, and implementing regulatory changes

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
Net restructuring charges recorded in the fiscal quarter and year-to-date period ended June 29, 2018 were incurred in relation to our fiscal 2017 Restructuring Plan implemented during the fourth quarter of fiscal 2017, and represent costs to reduce certain activities in order to reallocate resources towards higher priority investment areas. These charges and credits primarily related to severance and other related benefits provided to employees that were affected as a result of this action.
Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Other Income/Expense	June 29, 2018	June 30, 2017	$	%	June 29, 2018	June 30, 2017	$	%
Interest income	$5,488	$2,511	$2,977	119%	$13,161	$6,511	$6,650	102%
Interest expense	(87)	(31)	(56)	181%	(151)	(94)	(57)	61%
Other income/(expense), net	(3,603)	(2,109)	(1,494)	71%	(5,439)	(1,546)	(3,893)	252%
Total	$1,798	$371	$1,427	385%	$7,571	$4,871	$2,700	55%

Current Quarter: Q3 2018 vs. Q3 2017

Category	Key Drivers
Interest Income	á	Higher yields on our investment balances
Other Income/(Expense)	â	Increase in other expense primarily due to a non-cash impairment of a cost method equity investment

Year-To-Date: Q3 2018 vs. Q3 2017

Category	Key Drivers
Interest Income	á	Higher yields on our investment balances
Other Income/(Expense)	â	Increase in other expense primarily due to a non-cash impairment of a cost method equity investment, and higher foreign currency translation losses

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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Provision for income taxes	$(13,302)	$(20,117)	$(198,332)	$(49,666)
Effective tax rate	13.8%	20.9%	73.2%	21.6%

Current Quarter: Q3 2018 vs. Q3 2017

Factor	Impact On Effective Tax Rate
Tax Act	â	Higher benefit due to the reduction of the federal statutory rate

Year-To-Date: Q3 2018 vs. Q3 2017

Factor	Impact On Effective Tax Rate
Tax Act	á	Higher tax provision for deemed repatriation and write-down of deferred tax assets recognized in Q1 fiscal 2018
Stock-Based Compensation	â	Higher benefit related to the settlement of stock-based awards

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of June 29, 2018, we had cash and cash equivalents of $829.6 million, which mainly consisted of cash, highly-liquid money market funds, corporate bonds, and commercial paper. In addition, we had short and long-term investments of $438.5 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities.
As a result of the Tax Act, we recognized a liability for taxes due on deemed repatriation of unremitted earnings of foreign subsidiaries in our first quarter of fiscal 2018. We are currently evaluating our existing policy to indefinitely reinvest a portion of our undistributed earnings in certain foreign subsidiaries to support the operations and growth of these subsidiaries. Of our total cash, cash equivalents, and investments held as of June 29, 2018, approximately $905.4 million, or 71%, was held by our foreign subsidiaries. This represented a $75.5 million increase from the approximately $829.9 million that was held by our foreign subsidiaries as of September 29, 2017.
The following table presents selected financial information as of June 29, 2018 and September 29, 2017 (amounts displayed are in thousands):

	June 29, 2018	September 29, 2017
Cash and cash equivalents	$829,621	$627,017
Short-term investments	195,284	247,757
Long-term investments	243,179	314,364
Accounts receivable, net	149,582	73,750
Accounts payable and accrued liabilities	214,046	221,407
Working capital	998,621	765,661
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
Operating Activities

	Fiscal Year-To-Date Ended
	June 29, 2018	June 30, 2017
Net cash provided by operating activities	$240,471	$297,365
Net cash provided by operating activities increased $56.9 million in the fiscal year-to-date period ended June 29, 2018 as compared to the fiscal year-to-date period ended June 30, 2017, primarily due to the following:

Factor	Impact On Cash Flows
Income Taxes, Net	á	Higher long term tax liabilities due to impact of the Tax Act
Net Income	â	Net loss in Q1 fiscal 2018 due to impact of the Tax Act
Working Capital	â	Lower inflows due to increase in accounts receivable and decrease in accrued liabilities
Investing Activities

	Fiscal Year-To-Date Ended
	June 29, 2018	June 30, 2017
Net cash provided by (used in) investing activities	$40,077	$(131,129)
Capital expenditures	(54,869)	(81,668)
Net cash provided by investing activities was $171.2 million higher in the fiscal year-to-date period ended June 29, 2018 as compared to the fiscal year-to-date period ended June 30, 2017, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds From Investments	á	Higher inflows from the sale & maturity of marketable investment securities
Purchase Of Investments	á	Lower outflows for the purchase of marketable investment securities
Capital Expenditures	á	Lower expenditures for PP&E

Financing Activities

	Fiscal Year-To-Date Ended
	June 29, 2018	June 30, 2017
Net cash used in financing activities	$(76,346)	$(88,966)
Repurchase of common stock	(90,480)	(74,994)
Net cash used in financing activities was $12.6 million lower in the fiscal year-to-date period ended June 29, 2018 as compared to the fiscal year-to-date period ended June 30, 2017, primarily due to the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of June 29, 2018, we had cash and cash equivalents of $829.6 million, which consisted of cash, commercial paper, and highly liquid money market funds. In addition, we had both short and long-term investments of $438.5 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At June 29, 2018, the weighted-average credit quality of our investment portfolio was AA, with a weighted-average maturity of approximately eleven months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of June 29, 2018, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $4.4 million and $2.2 million, respectively.
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
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of

June 29, 2018 and September 29, 2017, the outstanding derivative instruments had maturities of equal to or less than 31 days, and the total notional amounts of outstanding contracts were $29.0 million and $24.5 million, respectively. The fair values of these contracts were nominal as of June 29, 2018 and September 29, 2017, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of June 29, 2018. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $1.4 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $1.4 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of June 29, 2018, we had approximately 9,100 issued patents in addition to approximately 4,200 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through February 2043.
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
Fluctuations in Foreign Currency Exchange Rates. We earn revenues, pay expenses, own assets and incur liabilities in foreign countries using several currencies other than the U.S. dollar. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. The majority of our revenue generated from international markets is denominated in U.S. dollars, while the operating expenses of our foreign subsidiaries are predominantly denominated in local currencies. Therefore, our operating expenses will increase when the U.S. dollar weakens against the local currency and decrease when the U.S. dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our consolidated statements of operations. Additional risks related to fluctuations in foreign currency exchange rates are described in the Foreign Currency Exchange Risk section of Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk."
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

STRATEGIC ACTIVITIES
Importance of Industry Relationships. To be successful, we must maintain and grow our relationships with a broad range of industry participants, including:

•	Content creators, such as film directors, studios, mobile and online content producers, and music producers;

•	Content distributors, such as studios, film exhibitors, broadcasters, operators, and OTT video service providers and video game publishers;

•	Leading companies in the audio and video conferencing markets; and

•	Device manufacturers.
Industry relationships have historically played an important role in the markets that we serve, particularly in the entertainment market. For example, sales of our products and services are particularly dependent upon our relationships with major film studios and broadcasters, and licensing of our technologies is particularly dependent upon our relationships with system licensees and IC manufacturers. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be less likely to purchase and use our technologies, products, and services, or create content incorporating our technologies. Industry relationships also play an important role in other markets we serve; for instance, our partner relationships in the audio and video conferencing markets are important to our communications business.

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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 73% and 68% of our revenue was derived outside of the U.S. in the fiscal quarter ended June 29, 2018 and June 30, 2017, respectively. We are subject to a number of risks related to conducting business internationally, including:

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

•
Tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs imposed in July 2018 by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which remain uncertain;

•
Compliance with applicable international laws and regulations, including antitrust and other competition laws, that may change unexpectedly, differ, or conflict with laws in other countries where we conduct business, or are otherwise not harmonized with one another;

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

•
Multi-jurisdictional data protection and privacy laws, including the European Union's General Data Protection Regulation and restrictions on transferring personally identifiable information outside of a jurisdiction;

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
Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for IP. The regulatory enforcement activities in such jurisdictions can be unpredictable, in some cases because these jurisdictions have only recently implemented competition laws.  From time to time, we are the subject of requests for information, market conduct examinations, inquires or investigations by industry groups and/or regulatory agencies in these jurisdictions.  In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, our results could be negatively impacted and we could be exposed to costly and time-consuming legal proceedings.
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
Conflict Minerals. SEC rules require the disclosure of the use of tantalum, tin, tungsten, and gold (commonly referred to as "conflict minerals") that are sourced from the Democratic Republic of the Congo and surrounding countries. This requirement could affect the sourcing, availability and pricing of materials used in our products as well as the companies we use to manufacture our products. In circumstances where sources of conflict minerals from the Democratic Republic of the Congo or surrounding countries are not validated as conflict free, Dolby may take actions to change materials, designs or manufacturers to reduce the possibility that Dolby's contracts to manufacture products that contain conflict minerals finance or benefit local armed groups in the region. The SEC disclosure requirements could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers that can certify to us that they are offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. These actions could also add engineering and other costs in connection with the manufacturing of our products.
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
Tax Rates and Liabilities. We are a U.S. multi-national company that is subject to tax in multiple U.S. and foreign jurisdictions. We must use judgment to determine our worldwide tax provision. We receive significant tax benefits from a portion of our foreign sales, and realizability of these benefits are contingent upon existing current tax laws and regulations in the U.S. and countries where we operate. The following could materially affect our effective tax rate:

•	Changes in geographic mix of earnings, where earnings are lower than anticipated in countries with lower tax rates and higher than anticipated in countries with higher tax rates;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Changes in transfer pricing arrangements;

•	Outcomes of tax audits;

•	Changes in accounting principles; or

•	Changes in tax laws and regulations in the countries in which we operate, including an increase in tax rates, or an adverse change in the treatment of an item of income or expense.
As a result of the Tax Act enacted into law on December 22, 2017, there have been significant changes to the U.S. Internal Revenue Code, which could have a material impact on our business, including changes in the U.S. corporate income tax rates, the realizability of net deferred tax assets relating to our U.S. operations, and a shift to a territorial tax system for which we incur a transition tax on previously untaxed earnings. Accounting for these provisions in fiscal 2018 requires the use of provisional estimates in our financial statements and exercise of significant judgment in interpreting the Tax Act’s provisions. As we evaluate the full impact of its regulations and guidance that are being introduced, our results may materially differ from previous estimates, and those differences may materially affect our financial position. In addition, the Tax Act includes certain international provisions that will be effective for us beginning in fiscal 2019. These provisions and any changes that we make to our corporate tax structure could adversely affect our tax rate and cash flow in future years.
The Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the United States, has finalized its Base Erosion and Profit Shifting recommendations, and many countries have started to adopt its recommendations, or independently are changing long standing transfer pricing and cross-border taxation rules. In addition, the European Union and its European Commission are proposing model legislation and investigating companies that might be in violation of European Union competition rules against unjustified state aid. Further, the OECD, European Union and European Commission could conceivably make competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. To the extent these actions take place in the countries that we operate, it is possible that in the future, these efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.

We are subject to the periodic examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, but an adverse decision by tax authorities in excess of our reserves, could significantly impact our financial results.

STOCK-RELATED ISSUES
Controlling Stockholder. At June 29, 2018, the Dolby family and their affiliates owned 1,980,314 shares of our Class A common stock and 39,426,233 shares of our Class B common stock. As of June 29, 2018, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 86.3% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, $200.0 million and $200.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, October 23, 2014, and January 25, 2017, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate. For additional details on the increase announced on July 25, 2018, refer to Note 14 "Subsequent Events."
to our interim condensed consolidated financial statements.
The following table provides information regarding our share repurchases made under the program during the third quarter of fiscal 2018:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
March 31, 2018 - April 27, 2018	38,097	$60.35	38,097	$114.7 million
April 28, 2018 - May 25, 2018	701,114	61.83	701,114	$71.3 million
May 26, 2018 - June 29, 2018	157,478	62.40	157,478	$61.5 million
Total	896,689		896,689

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith
10.1*	Offer Letter dated June 26, 2018 by and between Todd Pendleton and Dolby Laboratories, Inc.				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*    Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 1, 2018

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)