Form 10-K
period 2018-09-28
Dolby Laboratories, Inc.
filed 2018-11-15
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 28, 2018
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
Class B common stock, $0.001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 30, 2018 was $3.4 billion. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding at March 30, 2018. This calculation does not reflect a determination that such persons are affiliates for any other purposes. On October 26, 2018, the registrant had 64,002,056 shares of Class A common stock, par value $0.001 per share, and 39,261,035 shares of Class B common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 28, 2018. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

DOLBY LABORATORIES, INC.
FORM 10-K

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AFS	Available-For-Sale (Securities)
AOCI	Accumulated Other Comprehensive Income
APIC	Additional-Paid In-Capital
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
ATSC	Advanced Television Systems Committee
AVC	Advanced Video Coding
AVR	Audio/Video Receiver
CE	Consumer Electronics
CES	Consumer Electronics Show
CODM	Chief Operating Decision Maker
COGS	Cost Of Goods Sold
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVB	Digital Video Broadcasting
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FIFO	First-in, First-out
G&A	General & Administrative
HD	High Definition
HDR	High-Dynamic Range
HDTV	High Definition Television
HE-AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
HFR	High Frame Rate
HTIB	Home Theater In-A-Box
IC	Integrated Circuit
IMB	Integrated Media Block
IP	Intellectual Property
IPO	Initial Public Offering
IPTV	Internet Protocol Television
IT	Information Technology
LIFO	Last-in, First-out
LP	Limited Partner/Partnership
ME	Multiple Element
NOL	Net Operating Loss
OCI	Other Comprehensive Income
ODD	Optical Disc Drive
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OLED	Organic Light-Emitting Diode
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant, & Equipment
PSO	Performance-Based Stock Option
R&D	Research & Development
RSU	Restricted Stock Unit
S&M	Sales & Marketing
SERP	Supplemental Executive Retirement Plan
SoC	System(s)-On-A-Chip
STB	Set-Top Box
TPE	Third Party Evidence
TSR	Total Stockholder Return
UHD	Ultra High Definition
U.S. GAAP	Generally Accepted Accounting Principles In The United States
VSOE	Vendor Specific Objective Evidence

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
Providing Creative Solutions. We promote the use of our solutions as creative tools, and provide our products, services, and technologies to filmmakers, sound mixers, and other content creators and providers. Our tools help showcase the quality and impact of their efforts and intent, which in turn may generate market demand.
Delivering Superior Experiences. Our technologies and solutions optimize playback and communications so that users may enjoy richer, clearer, and more immersive sound and sight experiences.
REVENUE GENERATION
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Year Ended
Revenue	September 28, 2018	September 29, 2017	September 30, 2016
Licensing	90%	89%	89%
Products	8%	9%	9%
Services	2%	2%	2%
Total	100%	100%	100%
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

	Fiscal Year Ended
Revenue By Geographic Location	September 28, 2018	September 29, 2017	September 30, 2016
United States	33%	35%	31%
International	67%	65%	69%
We generate revenue from licensing arrangements with over 500 electronics product OEM and software developer licensees.

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
Dolby® AC-4
A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices, including TVs, STBs, and mobile devices.

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
Dolby Vision™
An imaging technology combining high dynamic range and dynamic metadata to deliver higher color contrast, brighter highlights, and improved details for cinema and a wide range of media devices, including TVs, mobile devices, gaming consoles, and STBs.

Dolby Voice®	An audio conferencing technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Year Ended
Market	September 28, 2018	September 29, 2017	September 30, 2016	Main Offerings Incorporating Our Technologies
Broadcast	39%	43%	46%	STBs & Televisions
Mobile	20%	13%	12%	Smartphones & Tablets
CE	14%	13%	13%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, DVDs, & HTIBs
PC	12%	15%	16%	Windows and macOS operating systems
Other	15%	16%	13%	Gaming consoles, Auto DVD, Dolby Cinema, Dolby Voice
Total	100%	100%	100%
We have various licensing models: a two-tier model, an integrated licensing model, a patent licensing model, and collaboration arrangements.
Two-Tier Licensing Model.   Most of our branded technology licensing business consists of a two-tier licensing model whereby our decoding technologies, included in reference software and firmware code, are first provided under license to semiconductor manufacturers whom we refer to as “implementation licensees.” Implementation licensees incorporate our technologies in ICs which they sell to OEMs of various electronic products, whom we refer to as “system licensees.” System licensees separately obtain licenses from us that allow them to make and sell end-user products using ICs that incorporate our technologies.
Implementation licensees pay us a one-time, up-front fee per license. In exchange, the licensee receives a licensing package which includes information that is useful in implementing our technologies into their chipsets. Once implemented, the licensee sends us a sample chipset for quality control evaluation, and following our validation of the design, the licensee is permitted during the term of the agreement to sell the chipset for use solely to our network of system licensees.
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
Dolby Voice: We enter into arrangements with audio and video conferencing providers where, in return for licensing our IP and know-how, we earn revenue based on access to our technology and services. In addition, we sell hardware that facilitates the Dolby conferencing experience, including the Dolby Conference Phone for audio use only, and the Dolby Voice Room, our integrated solution that provides a video camera and a control hub integrated with the Dolby Conference Phone.
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
Products
We design and manufacture audio and imaging products for the cinema, television, broadcast, and entertainment industries. Distributed in over 90 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. We also market and sell products, as discussed above, which help improve the conference call experience when using Dolby Voice.
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

Services

We offer various services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training and maintenance, mixing room alignment, equalization, as well as audio, color, and light image calibration. We also provide PCS for products sold and equipment installed at Dolby Cinema theaters operated by exhibitor partners and support the implementation of our technologies into products manufactured by our licensees.
INTELLECTUAL PROPERTY
We have a substantial base of IP assets, including patents, trademarks, copyrights, and trade secrets developed based on our technical expertise.
As of September 28, 2018, we had approximately 9,300 issued patents and approximately 4,100 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through February 2043.
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
We pursue a general practice of filing patent applications for our technologies in the U.S. and foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations, and we also make strategic acquisitions of technology and patents from time to time. We have multiple patents covering aspects and improvements for many of our technologies.
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
We protect our IP rights both domestically and internationally. From time to time, OEMs have failed to report or have underreported shipments of their products that incorporate our technologies. We have also had problems with implementation licensees selling ICs with our technologies to third parties that are not system licensees. We anticipate that such problems will continue to occur. Accordingly, we have taken steps in the past to enforce our IP rights and expect to continue to do so in the future.
Moreover, in certain countries, we have relatively few or no issued patents. For example, in China, Taiwan, and India, we have only limited patent protection for our Dolby technologies. Consequently, we may realize less revenue from those regions in the future. Maintaining or growing our licensing revenue in developing countries such as China, Taiwan, and India will depend in part on our ability to obtain patent rights in these countries, which is uncertain. Further, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained is uncertain.
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

Explicit industry standards are adopted through a standardization process whereby government entities, industry standards-setting bodies, trade associations, and others evaluate and then prescribe the use of a technology. For example, as global broadcast standards for digital, HD, and UHD television have developed, Dolby audio technologies have been adopted or mandated in various regions of the world, highlights of which are as follows:

•
DD+ and HE-AAC are mandated for use in terrestrial broadcast across many countries including France, Italy, the United Kingdom, Sweden, Germany, Poland, Turkey, and Russia. In addition, DD+ and HE-AAC are included in the digital terrestrial television specifications of emerging digital TV markets in

Africa, South-East Asia, and India while operators in China have selected DD and DD+ as optional technologies for transmissions using the country’s digital terrestrial television specification. In mobile devices, HE-AAC is specified for various applications in the 3GPP suite of standards, and is a de facto audio standard in entertainment services.

•
DD+ is the de facto technology used by a wide range of pay-TV operators and streaming services worldwide and is included in popular operating systems such as iOS and Windows. It is also widely used by major OTT services such as Netflix, iTunes, and Amazon, and is included in the specifications of these services.

•	DD is mandated for HD broadcast in multiple regions including North America and South Korea, and for DVD players on a global basis.

•
AC-4 is Dolby’s next generation of audio coding technology that has been adopted for implementation in certain regions by worldwide standards organizations including the DVB and ATSC. AC-4 has also been adopted or proposed in forthcoming regional and country standards. AC-4 is already being supported in a number of TVs that are available worldwide from major manufacturers.

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
RESEARCH AND DEVELOPMENT
We conduct R&D activities at numerous locations both in the U.S. and internationally. Dolby’s history of producing innovative technology has created many forms of IP. This IP generates licensing revenue that enables us to fund and pursue further innovation.
For much of the Company's history, we focused the majority of our R&D resources on developing leading audio technologies for consumer entertainment that today comprises most of our revenue. In recent years, we have expanded our efforts to identify and develop new technologies to include audio conferencing and imaging technologies. Each of these technologies can support many offerings, and we anticipate bringing new innovations to market in the future.
R&D expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Research & Development	$236,794	$233,312	$219,607
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

We maintain more than 20 sales offices in key regions around the globe. S&M expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Sales & Marketing	$309,802	$296,661	$295,267
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
In fiscal 2018, 2017, and 2016, we did not have any individual customers whose revenue exceeded 10% of our total revenue.
COMPETITION
The entertainment and communications industries are highly competitive, and we face aggressive competition in all areas of our business. Some of our current and future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. For example, some of our current or potential competitors may have an advantage over us based on greater experience in certain technology markets. In addition, some of our current or potential competitors may be able to offer integrated systems in certain markets for entertainment technologies, including audio, imaging, and digital rights management technologies, which could make competing technologies that we develop or acquire obsolete. By offering an integrated system solution, these potential competitors may also be able to offer competing technologies at lower prices than we can, which could adversely affect our operating results.
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

•
Relationships with producers, directors, and distributors in the film industry, with television broadcast industry leaders, with OTT industry leaders, and with the management of semiconductor and consumer electronics OEMs;

•	Availability of compatible high quality audio and video content; and

•	Price.

Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for IP, which can result in a competitive disadvantage. The regulatory enforcement activities in such jurisdictions can be unpredictable, in some cases because these jurisdictions have only recently implemented competition laws.
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

EMPLOYEES
As of September 28, 2018, we had 2,151 employees worldwide, of which 892 employees were based outside of the U.S. None of our employees are subject to a collective bargaining agreement.
CORPORATE AND AVAILABLE INFORMATION
We were founded in London, England in 1965 and incorporated in the State of New York in 1967. We reincorporated in California in 1976 and reincorporated in Delaware in September 2004. Our principal corporate offices are located at 1275 Market Street, San Francisco, California 94103. Our telephone number is (415) 558-0200.
Our Internet address is www.dolby.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investor Relations section of our Internet website. The information found on our Internet website is not part of this or any other report we file with or furnish to the SEC. The SEC also maintains a website that contains our SEC filings at www.sec.gov.

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
Trends in Optical Disc Media. For many years, movies have been distributed, purchased, and consumed through optical disc media, such as DVD and Blu-ray Disc. However, the rapid advancement of online and mobile content delivery has resulted in a trend toward movie downloading and streaming services. We expect the shift away from optical disc media to online media content consumption to continue, resulting in decreased revenue from DVD and Blu-ray Disc players.
Additionally, the number of PCs that include optical disc drives has decreased significantly in recent years. Because PC OEMs are required to pay us a higher per-unit royalty for Windows PCs that include optical disc playback functionality than Windows PCs that do not include such functionality, the continued decreasing inclusion of optical disc drives in PCs will result in lower per-unit royalties. Revenue from our PC market depends on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included on computers, through operating systems or otherwise, and the terms of any royalties or other payments we receive.
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
Our revenue and associated demand from cinema product sales is dependent upon industry and economic cycles, along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in the China market, which is subject to economic risks as well as geo-political risks. Furthermore, future growth of our cinema products business also depends upon new theater construction and entering into an equipment replacement cycle whereby previously purchased cinema products are upgraded or replaced. To the extent that we do not make progress in these areas, or are faced with pricing pressures, competing technologies, or other global macroeconomic challenges our revenue may be adversely impacted.

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
Reliance on Semiconductor Manufacturers. Our licensing revenue from system licensees depends in large part upon the availability of ICs that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer entertainment products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce, and then sell them to system licensees in accordance with their agreements. We do not control the IC manufacturers’ decisions on whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts.
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

Industry Standards
The entertainment industry has historically depended upon industry standards to ensure compatibility across delivery platforms and a wide variety of consumer entertainment products. We make significant efforts to design our products and technologies to address capability, quality, and cost considerations so that they either meet, or more importantly, are adopted as industry standards across the broad range of entertainment industry markets in which we participate, as well as the markets in which we plan to compete in the future. To have our products and technologies adopted as industry standards, we must convince a broad spectrum of standards-setting organizations throughout the world, as well as our major customers and licensees who are members of such organizations, to adopt them as such. The market for broadcast technologies has traditionally been heavily based on industry standards, often mandated by governments choosing from among alternative standards, and we expect this to continue to be the case in the future. However, the continued advancement of OTT media delivery and consumption may impact the importance of inclusion in certain broadcast standards in the future.
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

Inaccurate Licensee Royalty Reporting. We generate licensing revenue primarily from OEMs who license our technologies and incorporate those technologies into their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to report their shipments accurately. However, we have difficulty independently determining whether our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We are regularly involved in discussions with third party technology licensees regarding license terms. Most of our license agreements permit us to audit our licensees’ records, and we routinely exercise these rights, but audits are generally expensive, time-consuming, and potentially detrimental to our ongoing business relationships with our licensees. In the past, licensees have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalties by our licensees. We have been able to obtain certain recovery payments from licensees (either in the form of back payments or settlements), and such recoveries have become a recurring element of our business; however, we are unable to predict with certainty the revenue that we may recover in the future or our ability to continue to obtain such recoveries at all.
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
Changes in Revenue Recognition Standard. Beginning in Q1 of fiscal 2019, we adopted accounting standard ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which we refer to as “ASC 606.”  We elected to use the Full Retrospective method to adopt ASC 606, which requires us to recast our fiscal 2018 and fiscal 2017 revenues under ASC 606 by applying the new standard retrospectively.  Going forward, we will report fiscal 2019 revenues only under ASC 606, along with prior year comparisons, which will also be reported under ASC 606. The transition from ASC 605 to ASC 606 most significantly impacts two key areas of Dolby’s revenue accounting, as described below.

The first topic related to ASC 606 that will significantly impact us involves multi-year contracts. Most of our licensing arrangements with customers currently involve multi-year contracts, and in the past under ASC 605, it would have been unusual for all revenue from a multi-year contract to be recognized upfront (i.e., upon execution of the contract).  Under ASC 606, the accounting framework has shifted, and now, certain terms and conditions (such as “minimum volume commitments”) are more likely to result in upfront revenue recognition.  Only a small number of our contracts were affected by this change; however, when we recast our fiscal 2017 and fiscal 2018 revenue under ASC 606, some of our revenue will shift to previous years.  Going forward into fiscal 2019, as we transition to the new rules under ASC 606, we do not anticipate any material change in the amount of licensing revenue that is recognized upfront, compared to revenue previously recognized under ASC 605.

The second topic related to ASC 606 that will significantly impact us involves our quarterly recognition of certain royalty revenues from licensing customers.  In a typical licensing arrangement, the customer enters into a contract with us agreeing to pay royalties for Dolby technology implemented in its products.  Usually, the customer compiles its shipment activity throughout a quarter and then submits an aggregate report to us in the following quarter. Under ASC 605, we used those reports to compute, record and recognize royalty revenue in the quarter in which we received the report.  For instance, units shipped by a customer in a quarter ending March 31st would result in us recognizing revenue in the following quarter ending June 30th. Under ASC 606, that approach has changed, and instead, we will recognize revenue in our March 31st quarter for units shipped by the customer in that March 31st quarter. In order to do this, we will need to make estimates in the March 31st quarter of the units shipped by customers in that same quarter. Then, in the following quarter ending June 30th, when we receive the customer reports of the actual shipments that occurred in the March 31st quarter, we will book adjustments, as necessary, to “true-up” the difference between the estimated and the actual revenue (which could be an increase or decrease). The effect of this is to shift the timing of revenue recognition by one quarter - certain revenue previously recognized in one quarter will now be recognized in the prior quarter.  The change may also cause more volatility in our quarterly figures because of the estimation process and the corresponding true-up adjustments, which we plan to disclose each quarter as appropriate.

Such changes to our reporting practices could significantly affect our results of operations to the extent that actual revenues differ significantly from estimated revenues, or that we are required to accelerate recognition of revenue under certain arrangements, potentially causing the amount of revenue we recognize to vary materially from quarter to quarter. While the adoption of the new standard will not change the cash flows or total revenues we receive from our contracts with customers, the new standard could result in changes to the timing of our reported revenue and income, which in turn could cause volatility in the price of our common stock.

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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of September 28, 2018, we had approximately 9,300 issued patents in addition to approximately 4,100 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through February 2043.
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
Unauthorized Use of Our Intellectual Property. We have often experienced, and expect to continue to experience, problems with non-licensee OEMs and software vendors, particularly in China and certain emerging economies, incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. Manufacturers of ICs containing our technologies occasionally sell these ICs to third parties who are not our system licensees. These sales, and the failure of such manufacturers to report the sales, facilitate the unauthorized use of our IP. As emerging economies transition from analog to digital content, such as the transition from analog to digital broadcast, we expect to experience an increase in problems with this form of piracy.

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
Data Security. We rely on information technology systems in the conduct of our business, including systems designed and managed by third parties. Many of these systems contain sensitive and confidential information, including our trade secrets and proprietary business information, and personal data, as well as content and information of or pertaining to our customers, suppliers and business partners. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. Our information technology and infrastructure may be vulnerable to penetration or attacks by hackers, malware, software bugs or other technical malfunctions, or other disruptions.  If we use a vendor that stores information as part of their service or product offerings, we assess the security of such services prior to using the service.  Nevertheless, our sensitive, confidential or proprietary information may be misappropriated by that vendor or others who may inappropriately access the vendor’s system.
While we have taken a number of steps to protect our information technology systems, including the use of encryption and authentication technologies, the number and sophistication of malicious attacks that companies have experienced has increased over the past few years. In addition, because techniques used by hackers (many of whom are highly sophisticated and well-funded) to access or sabotage networks and computer systems change frequently and often are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our response or the effectiveness of our response and impede our operations and ability to limit our exposure to third-party claims and other potential liability. Attacks on our systems are sometimes successful, and, in some instances, we might be unaware of an incident or its magnitude and effects. We also may suffer data security breaches and the unauthorized access to, misuse or acquisition of, personal data or other sensitive and confidential information as the result of intentional or inadvertent breaches or other compromises by our employees or service providers. Any data security breach or other incident, whether external or internal in origin, could compromise our networks and systems, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products. Any such breach or other incident, can result in the information stored on our networks and systems being improperly accessed or acquired, publicly disclosed, lost, or stolen, which could subject us to liability to our customers, suppliers, business partners and others. We seek to detect and investigate such attempts and incidents and to prevent their recurrence where practicable through changes to our internal processes and tools, but in some cases preventive and remedial action might not be successful. In addition, despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, malware, ransomware, social engineering, denial of service, and similar other disruptions. Disruptions to our information technology systems, due to outages, security breaches or other causes, could also have severe consequences to our business, including financial loss and reputational damage.

A variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.
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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 67%, 65% and 69% of our revenue was derived outside of the U.S. in fiscal 2018, 2017, and 2016, respectively. We are subject to a number of risks related to conducting business internationally, including:

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

•
Tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs imposed in July and September 2018 by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which remain uncertain;

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

Any or all of these factors may impact the demand for, and profitability of, our technologies and products, as well as our customers' products that incorporate our technologies.

Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for IP. The regulatory enforcement activities in such jurisdictions can be unpredictable, in some cases because these jurisdictions have only recently implemented competition laws.  From time to time, we are the subject of requests for information, market conduct examinations, inquires or investigations by industry groups and/or regulatory agencies in these jurisdictions.  For instance, in October 2018, the Korean Fair Trade Commission (“KFTC”) requested information relating to the company’s business practices in Korea, and we are cooperating with such request. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, our results could be negatively impacted and we could be exposed to costly and time-consuming legal proceedings.
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

As a result of the Tax Act enacted into law on December 22, 2017, there have been significant changes to the U.S. Internal Revenue Code, requiring us to exercise significant judgment in interpreting the Tax Act’s provisions. As we evaluate the full impact of its regulations and guidance that are being introduced, our results may materially differ from previous estimates, and those differences may materially affect our financial position. In addition, the Tax Act includes certain international provisions that are effective for us beginning in fiscal 2019. These provisions and any changes that we make to our corporate tax structure could adversely affect our tax rate and cash flow in future years.
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

STOCK-RELATED ISSUES
Controlling Stockholder. At September 28, 2018, the Dolby family and their affiliates owned 1,778,969 shares of our Class A common stock and 39,176,233 shares of our Class B common stock. As of September 28, 2018, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 86.2% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal corporate office and worldwide headquarters, which we own, is at 1275 Market Street, San Francisco, California.
Other Properties
We also own a commercial office building located in Sunnyvale, California, and lease additional R&D, sales, product testing, and administrative facilities from third parties in California, New York, and internationally, including in Asia, Europe, Australia, the Middle East, and South America. We believe that our current facilities are adequate to meet our needs for the near future, and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.
Dolby Wootton Bassett, LLC, of which Dagmar Dolby as Trustee of the Dagmar Dolby Trust under the Dolby Family Trust Instrument dated May 7, 1999 (the "Dagmar Dolby Trust") is the sole member, and the Dagmar Dolby Trust own a majority financial interest in real estate entities that own or from whom we lease certain facilities located in California and the U.K. We own the remaining financial interests in these real estate entities. Our ownership interest in these consolidated affiliated entities, in addition to information regarding the location of the property leased to Dolby Laboratories as of September 28, 2018 is summarized within the table below. The leases for these facilities expire at various times through 2025.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DLB.” Our Class B common stock is neither listed nor publicly traded. As of October 26, 2018, there were 12 holders of record of our Class A common stock and 39 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record since a large portion of our common stock is held through brokerage firms. The following table sets forth the range of high and low sales prices on the NYSE of the Class A common stock for the periods indicated, as reported by the NYSE.

	Fiscal Year 2018		Fiscal Year 2017
	High	Low	High	Low
First Quarter (Q1)	$63.25	$57.38	$54.96	$45.19
Second Quarter (Q2)	70.19	59.98	52.41	46.06
Third Quarter (Q3)	69.06	59.82	53.09	48.96
Fourth Quarter (Q4)	71.83	61.22	59.07	48.25
Dividend Policy
In October 2014, we announced a quarterly cash dividend program for our stockholders that was initiated by our Board of Directors. Since the program was initiated, a quarterly dividend has been declared and paid to all eligible stockholders of Class A and Class B common stock. Most recently, on October 24, 2018, we announced a dividend in the amount of $0.19 per share, payable on November 14, 2018, to stockholders of record as of the close of business on November 5, 2018.
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
The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 28, 2018 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Total	$1,650,000

The following table provides information regarding our share repurchases made under this program during the fourth quarter of fiscal 2018:

Repurchase Activity	Total Shares Purchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Repurchases (2)
June 30, 2018 - July 27, 2018	—	$—	—	$406.7 million
July 28, 2018 - August 24, 2018	912,822	65.71	912,822	$351.5 million
August 25, 2018 - September 28, 2018	—	—	—	$351.5 million
Total	912,822		912,822

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.
Stock Price Performance Graph
The following graph compares the total cumulative return of our Class A common stock with the total cumulative return for the New York Stock Exchange Composite Index (“NYSE Composite”) and the Russell 3000 Index (“Russell 3000”) for the five fiscal years ended September 28, 2018. The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $34.39 on September 27, 2013, and in the NYSE Composite and Russell 3000 on the same date and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “filed” for purposes of Section 18 of Securities Exchange Act of 1934, as amended (“Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100 - September 2018

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
Cumulative Total Return
September 27, 2013
September 26, 2014
September 25, 2015
September 30, 2016
September 29, 2017
September 28, 2018
Fiscal Year-End
Dolby Laboratories Inc.
NYSE Composite
Russell 3000 Index

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included within this filing. The consolidated balance sheet data for the fiscal years ended September 28, 2018 and September 29, 2017, and consolidated statements of operations data for the fiscal years ended September 28, 2018, September 29, 2017, and September 30, 2016 were derived from our audited consolidated financial statements included in this report. The consolidated statements of operations and balance sheet data for the fiscal years ended September 30, 2016, September 30, 2015, and September 26, 2014 were derived from our audited consolidated financial statements not included in this report. The historical financial results presented below are not necessarily indicative of results to be achieved in future periods. Note that fiscal 2016 consisted of 53 weeks, while all other fiscal years presented consisted of 52 weeks. All amounts presented below are displayed in thousands, except per share amounts.

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016	September 30, 2015	September 26, 2014
Operations:
Revenue	$1,171,924	$1,081,454	$1,025,738	$970,638	$960,176
Gross margin	1,043,664	963,147	916,756	875,822	890,000
Operating expenses	743,666	714,515	684,961	662,594	616,282
Income before provision for income taxes	312,867	256,644	235,904	245,782	276,099
Net income attributable to Dolby Laboratories, Inc.	122,246	201,802	185,860	181,390	206,103

Net Income Per Share:
Basic	$1.18	$1.98	$1.85	$1.77	$2.02
Diluted	$1.14	$1.95	$1.81	$1.75	$1.99
Weighted-Average Shares Outstanding:
Basic	103,377	101,784	100,717	102,354	102,151
Diluted	106,978	103,286	102,424	103,862	103,632

Cash dividends declared per common share	$0.67	$0.58	$0.50	$0.42	$—
Cash dividend paid per common share	$0.64	$0.56	$0.48	$0.40	$—

	September 28, 2018	September 29, 2017	September 30, 2016	September 30, 2015	September 26, 2014
Cash and cash equivalents	$918,063	$627,017	$516,112	$531,926	$568,472
Working capital (1)	1,029,827	765,661	546,647	611,548	730,036
Short-term and long-term investments	365,920	562,121	515,533	459,916	527,543
Total assets	2,659,269	2,533,554	2,310,106	2,133,293	1,984,012
Long-term debt	—	—	—	—	—
Total stockholders’ equity—Dolby Laboratories, Inc.	2,189,551	2,136,742	1,970,256	1,807,068	1,731,648

(1)
Working capital as of September 26, 2014 has been adjusted by $86.4 million to reflect the reclassification of deferred tax assets from current assets to non-current assets following our adoption of ASU 2015-17 during the first quarter of fiscal 2016. The changes to working capital as of September 25, 2015 as a result of this reclassification had previously been disclosed within our quarterly filings beginning with our Form 10-Q filed for the fiscal quarter ended January 1, 2016. For additional information, refer to Note 2 "Summary Of Significant Accounting Policies" to our consolidated financial statements.

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

EXPANDING OUR LEADERSHIP IN AUDIO SOLUTIONS
AUDIO LICENSING
The majority of our licensing revenue is derived from the licensing of audio technologies. The following are highlights and key challenges related to audio licensing, by market.
Broadcast
Highlights: We have an established presence in developed markets with respect to our DD+ and HE-AAC technologies in broadcast services and devices, and are focused on the advancement of our newer technologies such as AC-4 and Dolby Atmos. We are also focused on increased adoption of DD+ in emerging markets such as China and India, where the HDTV transition is still underway, by working with country-specific operators and standards bodies to drive broader adoption.
We continue to see new products introduced in the broadcast market that incorporate our leading audio technologies. Throughout fiscal 2018, the number of TVs with Dolby Atmos continued to grow from partners such as LG, Skyworth, and Changhong, among others. We also continue to see more TVs available with Dolby Atmos and Dolby Vision.
Along with new product introductions, the availability of content in Dolby formats expanded in streaming and live broadcast. Dolby Atmos is offered through streaming OTT providers such as Apple, Netflix, Tencent, and iQiYi. In live broadcast, BT and SkySports delivered Premier League Football throughout the year, and Comcast and DirectTV delivered portions of the 2018 Winter Olympics in Dolby Atmos. Additionally, the World Cup was carried in Dolby Atmos by various broadcasters in Brazil, Russia, and China, among others. In September 2018, NBC began airing all of the University of Notre Dame home football games in Dolby Atmos in the United States.
Key Challenges: Our pursuit of growth and further adoption in emerging markets where conversion to digital television is still underway will be impacted by a number of factors. In some emerging growth countries, such as China, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies. We must continue to present compelling reasons for consumers to demand our audio technologies. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Additionally, in the broadcast market, as well as other markets, we also face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements.
Consumer Electronics
Highlights: We have an established presence in the home theater market that provides compatibility across devices, such as AVRs and DMAs, through the inclusion of our DD+ technologies. Additionally, the adoption of Dolby Atmos continues to expand amongst devices such as soundbars and home theater systems.

We now have over 15 Atmos soundbar partners, including products from Vizio, LG, and Sony with price points starting below $500. These hardware offerings can be paired with a growing array of Dolby enabled content via OTT services and Blu-ray discs, and the lower price points make the technology available to a broader range of consumers.
During the year, Apple began supporting Dolby Atmos and Dolby Vision on Apple TV 4K and iTunes, while Amazon began streaming Dolby Atmos content to Fire TV and Fire TV Cube.
Key Challenges: We must continue to present compelling reasons for consumers to demand our technologies wherever they enjoy entertainment content. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted.
Mobile
Highlights: We continue to focus on adoption of our technologies across major mobile ecosystems such as Apple, Android, Windows, and Amazon. In addition, HE-AAC is a de facto audio standard across mobile devices.
Throughout fiscal 2018, the availability of Dolby-Atmos enabled mobile devices gained momentum from a growing list of partners such as Amazon, Lenovo, ZTE, and Razer. Samsung and Huawei released the first mobile phones featuring Dolby Atmos, and then expanded the number of models supported beyond their flagship lines. Both partners ran trials of live-streaming matches from the French Open to their phones in Dolby Atmos. Also during the year, Lenovo launched a new series of Dolby Atmos-enabled tablets with price points starting at $100, while Sharp released the first mobile phone in Japan with both Dolby Atmos and Dolby Vision.
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
During fiscal 2018, the number of PCs available with Dolby Atmos continued to expand from partners such as Huawei, Xiaomi, and Lenovo. We also partnered with Lenovo to develop the world's first laptop featuring the combined experience of Dolby Vision and the Dolby Atmos Speaker System.
Key Challenges: PC revenues have been impacted by a decline in the portion of PCs that have optical disc functionality which has resulted in a decline in our ASPs. We must continuously collaborate with PC manufacturers to incorporate our technologies, and we must continue to support the development and distribution of Dolby content via various ecosystems. If these conditions and trends persist, and OEMs do not incorporate our technologies in current and future products, our PC revenues could face continuing downward pressure.
Other
Highlights: DD+ is incorporated in both the Xbox and PlayStation gaming consoles and platforms. In addition, Dolby Atmos is enabled for Windows and Xbox One, which enables playback on devices such as Dolby Atmos soundbars and AVRs. Also, customers can purchase an OEM gaming headset bundled with Dolby Atmos for Headphones, or an app on the Microsoft app store to enable Dolby Atmos on their headphones. Six Dolby Atmos-titles from major game publishers are currently available on the Xbox One.
We also generate revenue from the automotive industry primarily through disc playback devices as well as other elements of the entertainment system.
Key Challenges: The gaming console market continues to be challenged by competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base. This may adversely impact our future revenues.

PRODUCTS AND SERVICES
We also generate revenue by providing products and services for a variety of applications in the cinema, broadcast, and communications markets.
Highlights: We offer servers and audio processors to enable the playback of content in cinemas. We continue to see adoption of Dolby Atmos by studios, content creators, post-production facilities, and exhibitors. As of the end of fiscal 2018, there were over 4,000 Dolby Atmos-enabled screens installed, and over 1,000 Dolby Atmos theatrical titles announced or released.
We also offer a variety of newer cinema products, which include the IMS3000, an integrated imaging and audio server with Dolby Atmos, the Dolby Multichannel Amplifier, and our 3-Axis speaker. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is potentially more cost effective than what was previously available to them.
Key Challenges: Demand for our cinema products is dependent upon industry and economic cycles and box office performance generally, along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in the China market, which is subject to economic risks as well as geo-political risks. To the extent that we do not make progress in these areas, or are faced with pricing pressures or competing technologies, our revenue may be adversely affected.

EXPANDING INTO NEW AUDIO AND VISUAL EXPERIENCES
Our new growth initiatives include Imaging Licensing (comprised of Dolby Vision and our patent licensing initiatives related to consumer imaging), Dolby Cinema, and Dolby Voice. Revenue associated with these offerings has continued to grow in fiscal 2018. Key highlights during fiscal 2018 and future challenges related to these initiatives are described below.
Imaging Licensing
Highlights: Dolby Vision is our end-to-end high-dynamic range solution that is included in TVs, STBs, Blu-ray players, smartphones, tablets, DMAs, PCs, and gaming consoles. Our HEVC and AVC imaging technologies offer efficient delivery of video content across a variety of devices, and we continue to see expanded adoption of our HEVC technologies, primarily in the broadcast and mobile markets.
During fiscal 2018, we continued to see a growing number of TVs that include Dolby Vision, with increasing inclusion in mid-tier TVs with price points starting at $350. Dolby Vision is included in Apple's iPhone X, iPhone 8, iPad Pro, and Apple TV 4K, as well as other devices such as UHD Bly-ray players, tablets, DMAs, and PCs.
The availability of content in Dolby Vision continues to grow. There are movie titles and original TV content available in Dolby Vision through our OTT streaming partners, which include Netflix, iTunes, Amazon, Vudu, Tencent, and iQiYi. Currently, iTunes has over 350 movies available in Dolby Vision, and Netflix has over 400 hours of original content in Dolby Vision. In September 2018, Tencent streamed the first live sporting event in Dolby Vision.
In fiscal 2018, we saw increasing availability of devices that offer the combined Dolby Atmos and Dolby Vision experience globally. At this year's CES, LG announced the inclusion of both Dolby Atmos and Dolby Vision in their 2018 OLED and Super UHD TVs. Other TV partners now offering a combined Dolby Atmos and Dolby Vision experience include TCL, Hisense, Changhong, and Skyworth, among others.
The Apple TV 4K became the first DMA supporting both Dolby Atmos and Dolby Vision, and, the first mobile phone supporting both Dolby Atmos and Dolby Vision was launched by Sharp in Japan. Other products supporting both Dolby Atmos and Dolby Vision announced during the year include Amazon's Fire TV Stick 4K, the first STB by Orange, a laptop from Lenovo, and select Xbox devices by Microsoft.
The distribution of content available in the combined format of Dolby Atmos and Dolby Vision also grew this year with support from leading OTT providers around the world, including Netflix, iTunes, Amazon, Tencent, Rakuten, and iQiYi. Currently, iTunes has over 170 titles available in the combined format of Dolby Atmos and Dolby Vision.

Key Challenges: The success of Dolby Vision and our consumer imaging patent licensing initiatives will depend on a number of factors, such as the breadth of available Dolby Vision content, the rate of adoption of our technologies into mainstream consumer device models, and the level of competition from alternative technologies.
Dolby Cinema
Highlights: In fiscal 2018, we continued to expand our global presence for Dolby Cinema by adding several new exhibitor partnerships in Europe, Japan, and China.
At the end of fiscal 2018, we had approximately 170 Dolby Cinema locations in operation, compared to approximately 115 a year ago. We have over 390 Dolby Cinema locations open or committed around the world. The content pipeline for Dolby Cinema continues to grow with over 190 theatrical titles with Dolby Vision and Dolby Atmos having been announced or released from every major studio.
Key Challenges: Although the premium large format market for the cinema industry is currently growing, Dolby Cinema is in competition with other existing offerings. Our success depends on our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations and box office performance generally.
Dolby Voice
Highlights: In fiscal 2018, we launched our newest offering, Dolby Voice Room, our video conferencing solution for huddle rooms and small conference rooms that combines a camera product with the Dolby Conference Phone. Dolby Voice Room creates an experience that more closely resembles an in-person meeting by coupling the benefits of the Dolby Voice audio quality with new innovations in the video experience. In addition, Dolby Voice Room is designed to be easy to set up and use. Our first go-to-market partners for Dolby Voice Room, which began shipping during the year, are BlueJeans and Highfive, two of our current Dolby Voice partners. We continue to focus on expanding Dolby Voice’s availability to the global market for audio and video conferencing services with Dolby Voice Room which will address a broader set of customers in the growing huddle room space.
Key Challenges: Our success in this market will depend on the number of service providers and enterprise customers we are able to attract from competing conferencing service providers, the volume of products that we are able to sell, and the volume of usage of the service.
Dolby Dimension
More recently, on November 14, 2018, we also introduced Dolby Dimension™, a wireless headphone that will provide consumers with an innovative way to experience shows, movies, and music at home. Dolby Dimension features our Dolby LifeMix™ proprietary technology, which allows consumers to control how much they hear of their surroundings—experiencing cinematic sound while hearing as much or as little from their surroundings as desired with optimal balance and clarity. While Dolby Dimension was not previously announced, the anticipated revenue and operating expenses related to this initiative were factored into our previously released financial guidance for fiscal 2019.
Revenue From Significant Customers
In fiscal 2018, 2017, and 2016, we did not have any individual customers whose revenue exceeded 10% of our total revenue.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP, pursuant to SEC rules and regulations. The preparation of these financial statements requires us to establish accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses. The SEC considers an accounting policy and estimate to be critical if it is both important to a company’s financial condition or results of operations and requires significant judgment by management in its application. On a regular basis, we evaluate our assumptions, judgments, and estimates, and historically, actual results have not differed significantly from them. If actual results or events differ materially from our judgments and estimates, our reported financial condition and results of operation for future periods could be materially affected. We have reviewed the selection and development of the critical accounting policies and estimates discussed below with the Audit Committee of our Board of Directors.

Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable, and collection is probable. Determining whether and when these criteria have been satisfied may involve assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.
Revenue recognition for transactions may include multiple elements such as hardware and accompanying software, upgrade rights, support, maintenance, and extended warranty services, and rights to receive commissioning services in connection with certain digital servers. For those transactions that contain multiple elements, we:

•
Identify the deliverables (or elements) within the arrangements and determining whether they represent separate units of account. An element constitutes a separate unit of account when it has standalone value and delivery of an undelivered element is both probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and accounted for together.

•
Determine a standalone selling price (whether VSOE, TPE, or ESP) for the separate units of account. Where we determine a standalone selling price using ESP, we estimate the selling price by considering actual sales prices if we sell the element on a standalone basis. Otherwise, we estimate the selling price by considering internal factors such as pricing practices and margin objectives. Consideration is also given to market conditions such as competitor pricing strategies, customer demands, and industry technology lifecycles.

•	Estimate, for certain arrangements, the period of time over which revenue should be recognized when there is no stated term over which the customer may benefit from the contract.
Income Taxes
We make estimates and judgments that affect our accounting for income taxes. These include estimating temporary differences from differing treatment of items for tax and accounting purposes, future taxable income, uncertainties in tax positions, and interpretations of current and changes to current tax laws. These differences result in deferred tax assets and liabilities which are included in our consolidated balance sheets. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we establish a valuation allowance. Lastly, we are subject to the review of our income tax returns by the IRS and other tax authorities in the U.S. and abroad. We periodically assess the likelihood of adverse outcomes from these examinations to determine the adequacy of our provision for income taxes.
The Tax Act, which was enacted on December 2017, significantly changed existing U.S. tax laws and introduced new provisions that affected our business and required that we make preliminary estimates that significantly affected our reported income tax expense. The Tax Act, among other things, includes a permanent reduction in the corporate income tax rate from 35% to 21% and a one-time transition tax on unrepatriated foreign earnings. Other significant provisions that will impact our income taxes effective for our fiscal year 2019 include: an exemption from U.S. federal tax on dividends of future foreign earnings, an incremental tax on excessive amounts paid to foreign related parties, and a minimum tax on certain low taxed foreign earnings.
The Tax Act requires complex computations to be performed that were not previously required in U.S. tax law. It also requires that we make significant judgments and estimates in interpreting its provisions. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act should be applied or otherwise administered that is different from our interpretation. In addition, further legislative action could be taken to address questions or issues caused by the Tax Act. As we continue our analysis of the Tax Act and its related interpretations, collect and prepare necessary data, and interpret additional guidance that may be issued, we may be required to materially adjust amounts that we have recorded thereby impacting our results of operations and financial condition. Additionally, state and foreign governments may enact tax laws in response to the Tax Act or other global initiatives requiring further judgments and estimates to be made resulting in potentially material changes to our income tax expense, results of operations, and financial condition. Refer to Note 10 "Income Taxes" to our consolidated financial statements for further detail.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED
Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new standard requires an entity to recognize as revenue the amount to which it expects to be entitled for the transfer of promised goods or services to customers, to capitalize certain direct costs associated with revenues and contract acquisition costs, and to provide expanded disclosures.
We have evaluated the impact of adopting Topic 606 on all of our revenue streams and believe that the most significant changes to our revenue recognition policies as compared to Topic 605 are as follows:

•
Estimating variable consideration, including royalty-based revenue for which we will record revenue earned from our licensees’ shipments in the same period in which those shipments occurred, rather than recognizing our revenue in the quarter in which licensees report to us, which is typically in the quarter after those shipments have occurred;

•
Specified performance obligations for which we have not historically had VSOE and which resulted in the deferral of revenue balances may accelerate revenue recognition as VSOE for the undelivered elements is no longer required to separately recognize revenue for the delivered elements;

•	For certain transactions that have minimum commitment or fixed fee terms, recognizing licensing revenues on contract execution instead of as payments become due;

•	Recording a one-time adjustment to retained earnings to reflect the cumulative impact of the changes noted above for the period prior to adoption.
The new standard was effective for Dolby on September 29, 2018, being the beginning of our first quarter of fiscal 2019. We adopted Topic 606 using the full retrospective method whereby the standard was applied to all periods presented as if it had been applied historically. Although we are still evaluating the impact of adopting Topic 606 on all of our revenue streams for fiscal 2018 and 2017, our preliminary estimate is that fiscal 2018 revenue as recast under Topic 606 will be approximately $1.1 billion, as compared to $1.2 billion as reported under Topic 605. The difference between this preliminary estimate of our recast fiscal 2018 revenue and the amount of revenue we reported under Topic 605 for that period is due mostly to revenue that is expected to shift back into previous periods and, to a lesser extent, the impact of certain contract modifications. We expect to complete our procedures and finalize the recast of our fiscal 2018 and 2017 revenues in the first quarter of fiscal 2019.
The above-mentioned changes may also result in changes to our reported income tax expense in the prior recast reporting period.
In preparation for reporting financial results under Topic 606, we have implemented key system functionalities and will continue to address the impact of the new standard and its expanded disclosure requirements on our policies, processes, and controls.
Leases.  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for most leases. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 must be applied using a modified retrospective approach. Upon adoption, we will recognize a lease liability and right-of-use asset for each of our lease arrangements, which exceed 70 as of September 28, 2018. We anticipate adoption of the standard will not have a material impact on our consolidated income statements. We plan to elect the practice expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We will not reassess whether any contracts entered into prior to adoption are leases. We are in the process of evaluating our existing lease contracts and implementing changes to our systems. ASU 2016-02 is effective for Dolby beginning September 28, 2019, and we do not currently plan to early adopt.
Financial Instruments.  In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance requires certain equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. Additionally, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The ASU is effective for Dolby beginning September 29, 2018. We do not anticipate that the new standard will materially impact our consolidated financial statements.
Cash Flow Classification.  In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance addresses eight specific cash flow issues, with the objective of reducing an existing diversity in practices regarding the manner in which certain cash receipts and payments are presented and classified in the statement of cash flows. The ASU is effective for Dolby beginning September 29, 2018. We do not anticipate that the new standard will materially impact our consolidated financial statements.
Income Taxes: Intra-Entity Asset Transfers.  In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The ASU is effective Dolby us beginning September 29, 2018. We do not anticipate that the new standard will materially impact our consolidated financial statements.
Restricted Cash.  In November 2016, the FASB issued ASU 2016-18, Restricted Cash - a consensus of the FASB Emerging Issues Task Force, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The ASU is effective for Dolby beginning September 29, 2018. Aside from conforming to new cash flow presentation and restricted cash disclosure requirements, we do not anticipate that the new standard will materially impact our consolidated financial statements.
Accounting for Hedging Activities. In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which enables entities to better portray the economics of their risk management activities in the financial statements while enhancing the transparency and understandability of hedge results. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness. The ASU is effective for Dolby beginning September 29, 2018. We do not anticipate that the new standard will materially impact our consolidated financial statements.
Income Taxes: Comprehensive Income. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires entities to provide certain disclosures regarding stranded tax effects. The ASU is effective for Dolby beginning September 28, 2019, and we do not currently plan to early adopt. We are currently evaluating the timing and impact of the standard on our consolidated financial statements.
Collaborative Arrangements. In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance will be effective for Dolby beginning September 29, 2020, and we do not currently plan to early adopt. We do not believe that this guidance will have a material impact on our consolidated financial position, results of operation and cash flows.

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
Our annual fiscal reporting periods generally consist of 52 weeks. However, our fiscal year ended September 30, 2016 consisted of 53 weeks. The occurrence of an additional week during the fiscal year ended September 30, 2016 results in proportionately higher operating expenses related to compensation, depreciation, and amortization that are not entirely offset by incremental revenue that may have been earned during the additional week.

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

	Fiscal Year Ended			2018 vs. 2017		2017 vs. 2016
Licensing	September 28, 2018	September 29, 2017	September 30, 2016	$	%	$	%
Revenue	$1,057,606	$965,792	$917,032	$91,814	10%	$48,760	5%
Percentage of total revenue	90%	89%	89%
Cost of licensing	43,492	39,216	28,333	4,276	11%	10,883	38%
Gross margin	1,014,114	926,576	888,699	87,538	9%	37,877	4%
Gross margin percentage	96%	96%	97%

2018 vs. 2017

Factor	Revenue		Gross Margin
Mobile	á	Higher adoption of our technologies into more devices, higher patent licensing, and recoveries	ßà	No significant fluctuations
PC	â	Lower recoveries and lower ASP from decreasing number of PCs with optical disc functionality, partially offset by higher patent licensing
CE	á	Higher patent licensing and higher volume of DMAs, partially offset by lower volume of DVDs
Other	á	Higher patent licensing, revenue from Dolby Cinema, and Via administrative fees, partially offset by lower recoveries in automotive
Broadcast	â	Lower volume of STBs and lower recoveries, offset by higher patent licensing and volume of TVs

2017 vs. 2016

Factor	Revenue		Gross Margin
Other	á	Higher revenues from automotive recoveries and Dolby Cinema	â	Increase in cost of licensing primarily due to higher fees, depreciation of Dolby Cinema equipment, and amortization of acquired assets.
Mobile	á	Higher revenues from patent licensing and recoveries
CE	á	Higher revenues from recoveries, patent licensing, and higher volumes of DMAs and soundbars, partially offset by lower volumes of DVD players and HTIBs, and pricing
PC	â	Decrease due to timing of revenue under contractual arrangements, partially offset by higher volume and higher revenues from patent licensing and recoveries
Broadcast	ßà	Higher volume of STBs and higher revenues from patent licensing, offset by lower recoveries, lower volume of TVs, and pricing

Products
Products revenue is generated from the sale of audio, imaging, and voice products for the cinema, television broadcast, and communications industries. Cost of products consists of materials, labor, and manufacturing overhead, amortization of certain intangible assets, as well as third party royalty obligations.

	Fiscal Year Ended			2018 vs. 2017		2017 vs. 2016
Products	September 28, 2018	September 29, 2017	September 30, 2016	$	%	$	%
Revenue	$94,552	$95,290	$90,543	$(738)	(1)%	$4,747	5%
Percentage of total revenue	8%	9%	9%
Cost of products	65,292	61,256	64,853	4,036	7%	(3,597)	(6)%
Gross margin	29,260	34,034	25,690	(4,774)	(14)%	8,344	32%
Gross margin percentage	31%	36%	28%

2018 vs. 2017

Factor	Revenue		Gross Margin
Products	ßà	No significant fluctuations	â	Lower utilization of manufacturing capacity and higher excess & obsolete charges, partially offset by improved mix of products

2017 vs. 2016

Factor	Revenue		Gross Margin
Products	á	Higher units of digital server and audio products, partially offset by lower volume of 3D glasses	á	Higher utilization of manufacturing capacity and improved mix of products, partially offset by higher excess & obsolete charges

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

	Fiscal Year Ended			2018 vs. 2017		2017 vs. 2016
Services	September 28, 2018	September 29, 2017	September 30, 2016	$	%	$	%
Revenue	$19,766	$20,372	$18,163	$(606)	(3)%	$2,209	12%
Percentage of total revenue	2%	2%	2%
Cost of services	19,476	17,835	15,796	1,641	9%	2,039	13%
Gross margin	290	2,537	2,367	(2,247)	(89)%	170	7%
Gross margin percentage	1%	12%	13%

2018 vs. 2017

Factor	Revenue		Gross Margin
Support & Other	â	Decreased support and maintenance services	â	Lower utilization of available capacity

2017 vs. 2016

Factor	Revenue		Gross Margin
Configuration & Post-Production	á	Higher mastering services	No significant fluctuations
Support & Other	â	Decreased support and maintenance services

Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Year Ended			2018 vs. 2017		2017 vs. 2016
	September 28, 2018	September 29, 2017	September 30, 2016	$	%	$	%
Research and development	$236,794	$233,312	$219,607	$3,482	1%	$13,705	6%
Percentage of total revenue	20%	22%	21%

2018 vs. 2017

Category	Key Drivers
Facilities	á	Higher costs associated with our worldwide headquarters
Depreciation & Amortization	â	Lower depreciation as certain assets have been fully depreciated
Compensation & Benefits	á	Higher headcount on R&D projects along with merit increases across the employee base

2017 vs. 2016

Category	Key Drivers
Compensation & Benefits	á	Higher headcount on R&D projects along with merit increases across the employee base
Product Development	á	Increased funding of various research projects and initiatives aimed at developing new products and technologies
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

	Fiscal Year Ended			2018 vs. 2017		2017 vs. 2016
	September 28, 2018	September 29, 2017	September 30, 2016	$	%	$	%
Sales and marketing	$309,802	$296,661	$295,267	$13,141	4%	$1,394	—%
Percentage of total revenue	26%	27%	29%

2018 vs. 2017

Category	Key Drivers
Legal, Professional, & Consulting	á	Increased IP related activities aimed at revenue generation
Compensation & Benefits	á	Higher headcount and merit increases across the employee base
Marketing Programs	á	Higher costs related to marketing efforts for growth initiatives

2017 vs. 2016

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and merit increases across the employee base
Legal, Professional, & Consulting	á	Increased IP related activities aimed at revenue generation
Depreciation & Amortization	â	Lower amortization from assets that have been fully amortized
Stock-Based Compensation	â	Decrease in award grants
Marketing Programs	â	Lower costs associated with select tradeshow activities

General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Year Ended			2018 vs. 2017		2017 vs. 2016
	September 28, 2018	September 29, 2017	September 30, 2016	$	%	$	%
General and administrative	$197,516	$171,686	$168,854	$25,830	15%	$2,832	2%
Percentage of total revenue	17%	16%	16%

2018 vs. 2017

Category	Key Drivers
Compensation & Benefits	á	Increase in headcount, merit increases, and higher employer costs
Legal, Professional, & Consulting	á	Higher costs associated with various legal activities, patent filings, and implementing regulatory changes
Stock-Based Compensation	á	Higher fair value of awards

2017 vs. 2016

Category	Key Drivers
Compensation & Benefits	á	Increase in headcount and merit increases across the employee base
Stock-Based Compensation	â	Decrease in award grants

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

	Fiscal Year Ended			2018 vs. 2017		2017 vs. 2016
	September 28, 2018	September 29, 2017	September 30, 2016	$	%	$	%
Restructuring	$(446)	$12,856	$1,233	$(13,302)	(103)%	$11,623	943%
Percentage of total revenue	—%	1%	—%
Restructuring charges recorded in fiscal 2017 were incurred in relation to our fiscal 2017 restructuring plan, which was implemented during 2017 and represent costs to reduce certain activities in order to reallocate resources towards higher priority investment areas. Restructuring charges recorded in fiscal 2016 were incurred in relation to our fiscal 2016 restructuring plan implemented and completed within fiscal 2016 and represent costs to reorganize and consolidate certain strategic activities and positions within our global business infrastructure. These charges primarily related to severance and other related benefits provided to employees.

Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Year Ended			2018 vs. 2017		2017 vs. 2016
Other Income/Expense	September 28, 2018	September 29, 2017	September 30, 2016	$	%	$	%
Interest income	$18,970	$9,577	$5,684	$9,393	98%	$3,893	68%
Interest expense	(198)	(127)	(125)	(71)	56%	(2)	2%
Other income/(expense), net	(5,903)	(1,438)	(1,450)	(4,465)	311%	12	(1)%
Total	$12,869	$8,012	$4,109	$4,857	61%	$3,903	95%

2018 vs. 2017

Category	Key Drivers
Interest Income	á	Higher yields on our increased investment balances
Other Income/(Expense)	â	Increase in other expense primarily due to impairment charges recorded on cost method equity investments

2017 vs. 2016

Category	Key Drivers
Interest Income	á	Higher yields on our increased investment balances
Other Income/(Expense)	ßà	Increase in other expense due to an impairment charge recorded on a cost method investment, offset by lower foreign currency translation losses and other expenses

Income Taxes
Our effective tax rate is based on our annual fiscal year results and is affected each period-end by several factors. These include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions that may occur in, but are not necessarily consistent, between periods. Our fiscal 2018 income tax provision reflects amounts accrued in connection with the Tax Act enacted in December 2017. For additional information related to effective tax rates, see Note 10 “Income Taxes” to our consolidated financial statements.

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Provision for income taxes	$(190,062)	$(54,217)	$(49,502)
Effective tax rate	61%	21%	21%

2018 vs. 2017

Factor	Impact On Effective Tax Rate
Enactment of Tax Act	á	Higher tax provision for deemed repatriation and write-down of deferred tax assets offset by higher benefit for the reduction of the federal statutory rate
Valuation Allowance	á	Higher tax provision reflecting valuation allowance for California R&D Tax Credits
Stock-Based Compensation	â	Higher benefit related to the settlement of stock-based awards

2017 vs. 2016

Factor	Impact On Effective Tax Rate
Foreign Operations	â	Increased benefit from foreign earned income
Federal R&D Credits	á	Decreased benefit from federal R&D credits
Tax Contingencies	á	Prior year benefit from the settlement of a state audit

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of September 28, 2018, we had cash and cash equivalents of $918.1 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $365.9 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities.
As a result of the Tax Act enacted in December 2017, we have an obligation to pay a one–time transition tax of approximately $71.8 million payable interest–free over eight years. However, we now have access to cash held by our foreign subsidiaries without a significant tax cost. During the fiscal year, we repatriated $450 million of foreign subsidiary earnings which were exempt from foreign withholding tax. Future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal tax.
The following table presents selected financial information as of the fiscal years ended September 28, 2018 and September 29, 2017 (amounts displayed are in thousands):

	September 28, 2018	September 29, 2017
Cash and cash equivalents	$918,063	$627,017
Short-term investments	178,138	247,757
Long-term investments	187,782	314,364
Accounts receivable, net	137,151	73,750
Accounts payable and accrued liabilities	245,516	221,407
Working capital	1,029,827	765,661
Capital Expenditures and Uses of Capital
Our capital expenditures consist of purchases of land, building, building fixtures, laboratory equipment, office equipment, computer hardware and software, leasehold improvements, and production and test equipment. Included in capital expenditures are amounts associated with Dolby Cinema locations. We continue to invest in S&M and R&D to promote the overall growth of our business and technological innovation.
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
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $1.3 billion of stock repurchases under the program.
Quarterly Dividend Program. Under our cash dividend program for our stockholders, during fiscal 2018 quarterly dividends of $0.16 per share were paid on our Class A and Class B common stock to eligible stockholders of record for each respective dividend record date. On October 24, 2018, we announced an increase in the dividend amount to $0.19 per share, payable on November 14, 2018, to stockholders of record as of the close of business on November 5, 2018.

Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (amounts displayed in thousands, except as otherwise noted).
Operating Activities

	Fiscal Year Ended
	September 28, 2018	September 29, 2017
Net cash provided by operating activities	$352,202	$377,793
Net cash provided by operating activities decreased $25.6 million in fiscal 2018 compared to fiscal 2017, primarily due to the following:

Factor	Impact On Cash Flows
Working Capital	á	Higher inflows primarily due to increase in cash and cash equivalents
Income Taxes, Net	á	Higher long term tax liabilities due to impact of the Tax Act
Net Income	â	Net loss in Q1 fiscal 2018 due to impact of the Tax Act
Investing Activities

	Fiscal Year Ended
	September 28, 2018	September 29, 2017
Net cash provided by (used in) investing activities	$78,250	$(161,732)
Capital expenditures	(72,814)	(99,617)

Net cash provided by/(used in) investing activities increased $240.0 million in fiscal 2018 compared to fiscal 2017, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds From Investments	á	Higher inflows from the sale & maturities of marketable investment securities
Purchase of Investments	á	Lower outflows for the purchase of marketable investment securities
Capital Expenditures	á	Lower expenditures for PP&E
Business Combinations	â	Higher expenditures for business acquisitions completed during the fiscal year
Financing Activities

	Fiscal Year Ended
	September 28, 2018	September 29, 2017
Net cash used in financing activities	$(133,629)	$(106,831)
Repurchase of common stock	(150,470)	(100,000)

Net cash used in financing activities was $26.8 million higher in fiscal 2018 compared to fiscal 2017, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	â	Higher outflows resulting from increases in common stock repurchases
Common Stock Issuance	á	Higher cash inflows from increased employee stock option exercises
Dividend Payments	â	Higher outflows for payments of our quarterly cash dividend to common stockholders primarily as a result of a $0.02 per share increase in dividends compared to the prior fiscal year

Off-Balance Sheet Arrangements and Contractual Obligations
As of September 28, 2018, we did not engage in off-balance sheet financing arrangements other than operating leases for office space and computer equipment, and the following table presents a summary of our contractual obligations and commitments as of that date (in thousands):

	Payments Due By Fiscal Period
	1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Naming rights	$7,811	$15,917	$16,317	$78,656	$118,701
Operating leases	17,117	25,893	19,207	19,928	82,145
Purchase obligations	58,449	23,321	333	—	82,103
Donation commitments	8,275	394	194	761	9,624
Total	$91,652	$65,525	$36,051	$99,345	$292,573
Naming Rights.    In fiscal 2012, we entered into an agreement for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards. The term of the agreement is 20 years (beginning in fiscal 2012), over which we make payments on a semi-annual basis. Our payment obligations are conditioned in part on the Academy Awards being held and broadcast from the Dolby Theatre.
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
Donation Commitments.    Our donation commitments relate to non-cancelable obligations to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California, and the Smithsonian Institution in Washington, DC. Our commitment to the Museum of the Academy of Motion Picture Arts and Sciences is for 15 years from its expected opening date in 2019, and the Smithsonian Institution is for the next 5 years. Both donation commitments consist of the installation of imaging and audio products in the theaters and providing maintenance services in exchange for various marketing, branding, and publicity benefits.
Unrecognized Tax Benefits.    As of September 28, 2018, we had an accrued liability for unrecognized tax benefits without interest, penalties, and related deferred tax assets, totaling $102.0 million. We are unable to estimate when any cash settlement with a taxing authority might occur and, therefore, have not reflected these anticipated future outflows in the table above.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of September 28, 2018, we had cash and cash equivalents of $918.1 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $365.9 million, which consisted primarily of municipal debt securities, corporate bonds, government bonds, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At September 28, 2018, the weighted-average credit quality of our investment portfolio was AA, with a weighted-average maturity of approximately thirteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of September 28, 2018, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $3.6 million and $1.8 million, respectively.
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
As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. The majority of our revenue generated from international markets is denominated in U.S. dollars, while the operating expenses of our foreign subsidiaries are predominantly denominated in local currencies. Therefore, our operating expenses will increase when the U.S. dollar weakens against the local currency and decrease when the U.S. dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our consolidated statements of operations. Our foreign operations are subject to the same risks present when conducting business internationally, including, but not limited to, changes in economic and geopolitical climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions.
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 28, 2018 and September 29, 2017, the outstanding derivative instruments had maturities of equal to or less than 31 days, and the total notional amounts of outstanding contracts were $25.1 million and $24.5 million, respectively. The fair values of these contracts were nominal as of September 28, 2018 and September 29, 2017, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of September 28, 2018. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $1.1 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $1.1 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Dolby Laboratories, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries (the Company) as of September 28, 2018 and September 29, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 28, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2018 and September 29, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended September 28, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company’s auditor since 2002.

/s/ KPMG LLP
San Francisco, California
November 14, 2018

DOLBY LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 28, 2018	September 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$918,063	$627,017
Restricted cash	7,187	7,351
Short-term investments	178,138	247,757
Accounts receivable, net of allowance for doubtful accounts of $5,352 and $2,967	137,151	73,750
Inventories	26,206	25,051
Prepaid expenses and other current assets	35,209	30,508
Total current assets	1,301,954	1,011,434
Long-term investments	187,782	314,364
Property, plant and equipment, net	514,182	485,275
Intangible assets, net	184,019	189,648
Goodwill	327,982	311,087
Deferred taxes	101,070	190,915
Other non-current assets	42,280	30,831
Total assets	$2,659,269	$2,533,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,922	$14,373
Accrued liabilities	223,594	207,034
Income taxes payable	2,680	1,216
Deferred revenue	23,931	23,150
Total current liabilities	272,127	245,773
Long-term deferred revenue	40,064	36,425
Other non-current liabilities	150,960	107,514
Total liabilities	463,151	389,712

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 63,978,752 shares issued and outstanding at September 28, 2018 and 59,281,837 at September 29, 2017	61	58
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 39,261,035 shares issued and outstanding at September 28, 2018 and 42,873,597 at September 29, 2017	41	43
Additional paid-in capital	66,127	61,331
Retained earnings	2,139,154	2,083,063
Accumulated other comprehensive (loss)	(15,832)	(7,753)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,189,551	2,136,742
Controlling interest	6,567	7,100
Total stockholders’ equity	2,196,118	2,143,842
Total liabilities and stockholders’ equity	$2,659,269	$2,533,554

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Revenue:
Licensing	$1,057,606	$965,792	$917,032
Products	94,552	95,290	90,543
Services	19,766	20,372	18,163
Total revenue	1,171,924	1,081,454	1,025,738

Cost of revenue:
Cost of licensing	43,492	39,216	28,333
Cost of products	65,292	61,256	64,853
Cost of services	19,476	17,835	15,796
Total cost of revenue	128,260	118,307	108,982

Gross margin	1,043,664	963,147	916,756

Operating expenses:
Research and development	236,794	233,312	219,607
Sales and marketing	309,802	296,661	295,267
General and administrative	197,516	171,686	168,854
Restructuring charges/(credits)	(446)	12,856	1,233
Total operating expenses	743,666	714,515	684,961

Operating income	299,998	248,632	231,795

Other income/expense:
Interest income	18,970	9,577	5,684
Interest expense	(198)	(127)	(125)
Other income/(expense), net	(5,903)	(1,438)	(1,450)
Total other income	12,869	8,012	4,109

Income before income taxes	312,867	256,644	235,904
Provision for income taxes	(190,062)	(54,217)	(49,502)
Net income including controlling interest	122,805	202,427	186,402
Less: net (income) attributable to controlling interest	(559)	(625)	(542)
Net income attributable to Dolby Laboratories, Inc.	$122,246	$201,802	$185,860

Net income per share:
Basic	$1.18	$1.98	$1.85
Diluted	$1.14	$1.95	$1.81
Weighted-average shares outstanding:
Basic	103,377	101,784	100,717
Diluted	106,978	103,286	102,424

Related party rent expense:
Included in operating expenses	$3,483	$3,142	$3,097
Included in net income attributable to controlling interest	$712	$702	$706

Cash dividend declared per common share	$0.67	$0.58	$0.50
Cash dividend paid per common share	$0.64	$0.56	$0.48

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Net income including controlling interest	$122,805	$202,427	$186,402
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(5,578)	3,653	85
Unrealized gains/(losses) on available-for-sale securities, net of tax	(2,571)	(1,119)	392
Comprehensive income	114,656	204,961	186,879
Less: comprehensive (income)/loss attributable to controlling interest	(489)	(715)	246
Comprehensive income attributable to Dolby Laboratories, Inc.	$114,167	$204,246	$187,125

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Dolby Laboratories, Inc.
	Class A		Class B		APIC	Retained Earnings	AOCI	Total Stockholders’ Equity	Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at September 25, 2015	50,292	$51	50,743	$51	$17,571	$1,800,857	$(11,462)	$1,807,068	$8,939	$1,816,007
Net income	—	—	—	—	—	185,860	—	185,860	542	186,402
Currency translation adjustments, net of tax of $586	—	—	—	—	—	—	873	873	(788)	85
Unrealized gains on investments, net of tax of $49	—	—	—	—	—	—	392	392	—	392
Distributions to controlling interest	—	—	—	—	—	—	—	—	(214)	(214)
Stock-based compensation expense	—	—	—	—	66,985	—	—	66,985	—	66,985
Repurchase of common stock	(2,616)	(3)	—	—	(100,851)	—	—	(100,854)	—	(100,854)
Cash dividends declared and paid on common stock	—	—	—	—	—	(48,397)	—	(48,397)	—	(48,397)
Tax benefit from employee stock plans	—	—	—	—	850	—	—	850	—	850
Common stock issued under employee stock plans	3,382	3	—	—	71,108	—	—	71,111	—	71,111
Tax withholdings on vesting of restricted stock	(379)	(1)	—	—	(13,631)	—	—	(13,632)	—	(13,632)
Common stock transfers - Class B to Class A	6,339	7	(6,339)	(7)	—	—	—	—	—	—
Balance at September 30, 2016	57,018	57	44,404	44	42,032	1,938,320	(10,197)	1,970,256	8,479	1,978,735
Net income						201,802		201,802	625	202,427
Currency translation adjustments, net of tax of $(621)							3,563	3,563	90	3,653
Unrealized gains on investments, net of tax of $38							(1,119)	(1,119)		(1,119)
Distributions to controlling interest								—	(2,094)	(2,094)
Stock-based compensation expense					65,343			65,343		65,343
Repurchase of common stock	(2,025)	(2)			(99,998)			(100,000)		(100,000)
Cash dividends declared and paid on common stock						(57,059)		(57,059)		(57,059)
Tax benefit from employee stock plans					1,634			1,634		1,634
Common stock issued under employee stock plans	3,138	2			69,996			69,998		69,998
Tax withholdings on vesting of restricted stock	(379)				(17,676)			(17,676)		(17,676)
Common stock transfers - Class B to Class A	1,530	1	(1,530)	(1)				—		—
Balance at September 29, 2017	59,282	58	42,874	43	61,331	2,083,063	(7,753)	2,136,742	7,100	2,143,842
Net income						122,246		122,246	559	122,805
Currency translation adjustments, net of tax of $106							(5,508)	(5,508)	(70)	(5,578)
Unrealized gains on investments, net of tax of $89							(2,571)	(2,571)		(2,571)
Distributions to controlling interest								—	(1,022)	(1,022)
Stock-based compensation expense					71,249			71,249		71,249
Repurchase of common stock	(2,381)	(2)			(150,468)			(150,470)		(150,470)
Cash dividends declared and paid on common stock						(66,155)		(66,155)		(66,155)
Common stock issued under employee stock plans	3,823	3			106,159			106,162		106,162
Tax withholdings on vesting of restricted stock	(358)	—			(22,144)			(22,144)		(22,144)
Common stock transfers - Class B to Class A	3,613	2	(3,613)	(2)				—		—
Balance at September 28, 2018	63,979	$61	39,261	$41	$66,127	$2,139,154	$(15,832)	$2,189,551	$6,567	$2,196,118

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Operating activities:
Net income including controlling interest	$122,805	$202,427	$186,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,283	84,308	85,152
Stock-based compensation	71,249	65,343	66,985
Amortization of premium on investments	2,473	2,758	3,824
Provision for doubtful accounts	2,507	924	1,017
Deferred income taxes	89,934	(29,368)	(22,798)
Other non-cash items affecting net income	7,570	2,886	1,779
Changes in operating assets and liabilities:
Accounts receivable	(65,723)	1,041	24,886
Inventories	(6,602)	(11,922)	(2,949)
Prepaid expenses and other assets	(14,895)	(12,411)	(15,217)
Accounts payable and other liabilities	15,690	44,453	2,834
Income taxes, net	39,738	26,950	17,265
Deferred revenue	4,362	23	10,288
Other non-current liabilities	1,811	381	596
Net cash provided by operating activities	352,202	377,793	360,064

Investing activities:
Purchases of investment securities	(174,195)	(289,530)	(426,118)
Proceeds from sales of investment securities	123,058	84,047	262,125
Proceeds from maturities of investment securities	237,432	152,324	103,987
Purchases of PP&E	(72,814)	(99,617)	(100,762)
Payments for business acquisitions, net of cash acquired	(22,852)	—	—
Purchase of intangible assets	(12,543)	(5,250)	(121,020)
Change in restricted cash	164	(3,706)	(709)
Net cash provided by (used in) investing activities	78,250	(161,732)	(282,497)

Financing activities:
Proceeds from issuance of common stock	106,162	69,998	71,111
Repurchase of common stock	(150,470)	(100,000)	(100,854)
Payment of cash dividend	(66,155)	(57,059)	(48,397)
Distribution to controlling interest	(1,022)	(2,094)	(214)
Shares repurchased for tax withholdings on vesting of restricted stock	(22,144)	(17,676)	(13,632)
Net cash used in financing activities	(133,629)	(106,831)	(91,986)

Effect of foreign exchange rate changes on cash and cash equivalents	(5,777)	1,675	(1,395)
Net increase/(decrease) in cash and cash equivalents	291,046	110,905	(15,814)
Cash and cash equivalents at beginning of period	627,017	516,112	531,926
Cash and cash equivalents at end of period	$918,063	$627,017	$516,112

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$60,875	$56,760	$55,085

Non-cash investing and financing activities:
Change in PP&E purchases unpaid at period-end	$7,990	$(9,613)	$(7,233)
Purchase consideration payable for acquisition	$3,750	$—	$—
Purchase consideration payable for intangibles	$200	$—	$—

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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include the 53 week period ended September 30, 2016 (fiscal 2016) and the 52 week periods ended September 28, 2018 (fiscal 2018) and September 29, 2017 (fiscal 2017).
Reclassifications
We have reclassified certain prior period amounts within our consolidated financial statements and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, operating cash flows or net income.

2. Summary of Significant Accounting Policies
Concentration of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments, and accounts receivable. Our investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. All our securities are held in custody by a recognized financial institution. Our policy limits the amount of credit exposure to a maximum of 5% to any one issuer, except for the U.S. Treasury, and we believe no significant concentration risk exists with respect to these investments. The majority of our licensing revenue is generated from customers outside of the U.S. We manage this risk by performing regular evaluations of the creditworthiness of our licensing customers. In fiscal 2018, 2017, and 2016, we did not have any individual customers whose revenue exceeded 10% of our total revenue.
Cash and Cash Equivalents
We consider all short-term highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents primarily consist of funds held in general checking accounts, money market accounts, commercial paper, and government bonds.

Restricted Cash
Restricted cash on our consolidated balance sheets consists of cash contributed by Dolby and third-party licensors to Via Licensing Corporation, our wholly-owned subsidiary, that may only be used for licensor enforcement actions or licensee compliance activities related to certain Via-administered patent pools, as well as to disperse costs associated with any audit of Via Licensing Corporation for the Wideband Code Division Multiple Access (W-CDMA) patent pool.
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
We evaluate our investment portfolio for credit losses and other-than-temporary impairments by comparing the fair value with the cost basis for each of our investment securities. An investment is impaired if the fair value is less than its cost basis. If any portion of the impairment is deemed to be the result of a credit loss, the credit loss portion of the impairment is included as a component of net income. If we deem it probable that we will not recover the full cost basis of the security, the security is other-than-temporarily impaired, and the impairment loss is recognized as a component of net income.
Allowance for Doubtful Accounts
We maintain a provision for estimated losses on receivables resulting from our customers' inability to make required payments. In determining the provision, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for doubtful accounts based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates.
Inventories
Inventories are accounted for using the first-in, first-out method, and are valued to the lower of cost and net realizable value. We evaluate our ending inventories for estimated excess quantities and obsolescence. Our evaluation includes the analysis of future sales demand by product within specific time horizons. Inventories in excess of projected future demand are written down to their net realizable value. In addition, we assess the impact of changing technology on our inventory balances and write-off inventories that are considered obsolete. Write-downs and write-offs of inventory are recorded as a cost of products in our consolidated statements of operations. We classify inventory that we do not expect to sell within twelve months as other non-current assets in our consolidated balance sheets.

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
In addition, we completed our annual goodwill impairment assessment for fiscal 2018 in the fiscal quarter ended June 29, 2018. We determined in our qualitative review that it is more likely than not that the fair value of our reporting units are substantially in excess of their respective carrying amounts. Accordingly, there was no impairment, and the "Step One" goodwill impairment test was not required. We did not incur any goodwill impairment losses in any of the periods presented.

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
Collaborative Arrangements.  In partnership with established cinema exhibitors, we offer Dolby Cinema, a branded premium cinema experience for movie audiences. Under such collaborations, Dolby and the exhibitor are both active participants, and share the significant risks and rewards associated with the business. Accordingly, these collaborations are governed by revenue sharing arrangements under which Dolby receives a portion of the theatrical box-office revenues in exchange for the use of our imaging and sound technologies, our proprietary designs and corporate branding as well as for the use of our equipment at the exhibitor’s venue. The use of our equipment meets the definition of a lease, and for the related portion of Dolby's share of revenue, we apply ASC 840, Leases, and recognize revenue upon receipt of quarterly box office reports from exhibitors, and on determining that collectability is probable. In general, revenues from collaboration arrangements are recognized as licensing revenue in our consolidated statements of operations.
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

Advertising and Promotional Costs
Advertising and promotional costs are charged to S&M expense as incurred. Our advertising and promotional costs were as follows (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Advertising and promotional costs	$49,519	$47,402	$44,221
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

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Foreign currency transaction (losses)	$(823)	$(74)	$(474)
Foreign Currency Exchange Risk.  In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income/(expense), net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 28, 2018 and September 29, 2017, the outstanding derivative instruments had maturities of equal to or less than 31 days and 31 days, respectively, and the total notional amounts of outstanding contracts were $25.1 million and $24.5 million, respectively. The fair values of these contracts were nominal as of September 28, 2018 and September 29, 2017, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets.
Income Taxes
We use the asset and liability method, under which deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities, and NOL carryforwards are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is additionally dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment, and we record a valuation allowance to reduce our deferred tax assets when it's more-likely-than-not that some portion or all of the deferred tax assets will not be realized.
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

Repatriation of Undistributed Foreign Earnings.  The Tax Cuts and Jobs Act of 2017 ("the Tax Act"), provides an exemption from federal income taxes for distributions by foreign subsidiaries made after December 31, 2017 that were not subject to the transition tax. Therefore, we have provided for U.S. state income taxes and foreign withholding taxes on undistributed earnings of certain foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries. We consider the earnings of certain foreign subsidiaries to be indefinitely reinvested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs, and our specific plans for reinvestment of those subsidiary earnings.
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
Adopted Standards
Share-Based Compensation. During the first quarter of fiscal 2018, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. Upon adoption, excess tax benefits or deficiencies from stock-based awards are recorded as a component of the income tax provision, whereas they previously were recorded as additional paid-in capital. In the year-to-date periods ended September 28, 2018, we recognized an excess tax benefit of $13.4 million related to stock-based awards in the provision for income taxes. We elected to continue to account for forfeitures based on an estimate of expected forfeitures, rather than to account for forfeitures as they occur. Additionally, we adopted the aspects of the guidance affecting the cash flow presentation retrospectively, which results in a reclassification of excess tax benefits from financing activities to operating activities in the consolidated statements of cash flows.
Standards Not Yet Adopted
Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new standard requires an entity to recognize as revenue the amount it expects to be entitled for the transfer of promised goods or services to customers, to capitalize certain direct costs associated with revenues and contract acquisition costs, and to provide expanded disclosures.

We have evaluated the impact of adopting Topic 606 on all of our revenue streams and believe that the following are the most significant changes that are expected to occur:

•
Estimating variable consideration, including royalty-based revenue for which we will record revenue earned from our licensees’ shipments in the same period in which those shipments occurred, rather than recognizing our revenue in the quarter in which licensees report to us, which is typically in the quarter after those shipments have occurred;

•
Specified performance obligations for which we have not historically had VSOE and which resulted in the deferral of revenue balances may accelerate revenue recognition as VSOE for the undelivered elements is no longer required to separately recognize revenue for the delivered elements;

•	For certain transactions that have minimum commitment or fixed fee terms, recognizing licensing revenues on contract execution instead of as payments become due;

•	Recording a one-time adjustment to retained earnings to reflect the cumulative impact of the changes noted above for the periods prior to adoption.

The new standard became effective for Dolby on September 29, 2018, being the beginning of our first quarter of fiscal 2019. We are adopting Topic 606 using the full retrospective method whereby the standard is applied to all periods presented as if it had been applied historically. Although we are still evaluating the impact of adopting Topic 606 on all of our revenue streams for fiscal 2018 and 2017, our preliminary determination is that fiscal 2018 revenue as recast under Topic 606 will be lower than the amount of revenue we reported under Topic 605 mostly due to revenue that is expected to shift back into previous periods and, to a lesser extent, the impact of certain contract modifications. We expect to complete our procedures and finalize the recast of our fiscal 2018 and 2017 revenues in the first half of fiscal 2019.
The above-mentioned changes may also result in changes to our reported income tax expense in the prior recast reporting period.
In preparation for reporting financial results under Topic 606, we have implemented key system functionalities and will continue to address the impact of the new standard and its expanded disclosure requirements on our policies, processes, and controls.
Leases.  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for most leases. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 must be applied using a modified retrospective approach. Upon adoption, we will recognize a lease liability and right-of-use asset for each of our lease arrangements. We anticipate adoption of the standard will not have a material impact on our consolidated income statements. We plan to elect the practice expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We will not reassess whether any contracts entered into prior to adoption are leases. We are in the process of evaluating our existing lease contracts and implementing changes to our systems. ASU 2016-02 is effective for Dolby beginning September 28, 2019, and we do not currently plan to early adopt.
Income Taxes: Comprehensive Income. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires entities to provide certain disclosures regarding stranded tax effects. The ASU is effective for Dolby beginning September 28, 2019, and we do not currently plan to early adopt. We are currently evaluating the timing and impact of the standard on our consolidated financial statements.
Collaborative Arrangements. In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance will be effective for Dolby beginning September 29, 2020, and we do not currently plan to early adopt. We do not believe that this guidance will have a material impact on our consolidated financial position, results of operation and cash flows.

3. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of September 28, 2018 and September 29, 2017 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

Accounts Receivable, Net	September 28, 2018	September 29, 2017
Trade accounts receivable	$101,945	$62,305
Accounts receivable from patent administration program licensees	40,558	14,412
Accounts receivable, gross	142,503	76,717
Less: allowance for doubtful accounts	(5,352)	(2,967)
Total	$137,151	$73,750

Allowance for Doubtful Accounts	Beginning Balance	Charged to G&A	Deductions	Ending Balance
For fiscal year ended:
September 30, 2016	$1,542	$1,017	$(189)	$2,370
September 29, 2017	2,370	924	(327)	2,967
September 28, 2018	2,967	2,507	(122)	5,352
Inventories

Inventories	September 28, 2018	September 29, 2017
Raw materials	$6,095	$6,812
Work in process	4,044	4,954
Finished goods	16,067	13,285
Total	$26,206	$25,051
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $2.6 million and $1.8 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of September 28, 2018 and September 29, 2017, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

Prepaid Expenses And Other Current Assets	September 28, 2018	September 29, 2017
Prepaid expenses	$18,508	$16,681
Other current assets	14,265	11,383
Income tax receivable	2,436	2,444
Total	$35,209	$30,508
Accrued Liabilities

Accrued Liabilities	September 28, 2018	September 29, 2017
Accrued royalties	$2,430	$2,274
Amounts payable to patent administration program partners	53,942	49,141
Accrued compensation and benefits	84,491	92,277
Accrued professional fees	9,749	5,530
Unpaid PP&E additions	13,956	10,096
Other accrued liabilities	59,026	47,716
Total	$223,594	$207,034
Other Non-Current Liabilities

Other Non-Current Liabilities	September 28, 2018	September 29, 2017
Supplemental retirement plan obligations	$3,388	$2,928
Non-current tax liabilities	129,253	91,013
Other liabilities	18,319	13,573
Total	$150,960	$107,514
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

	September 28, 2018
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$905,660			$905,660	$905,660
Cash equivalents:
Commercial paper	5,058	—	—	5,058		5,058
Corporate bonds	1,005		—	1,005		1,005
Money market funds	3,301			3,301	3,301
Municipal debt securities	545		(1)	544		544
Government bonds	2,495	—		2,495	2,495
Cash and cash equivalents	918,064	—	(1)	918,063	911,456	6,607	—

Short-term investments:
Certificate of deposit (1)	12,875	14		12,889		12,889
U.S. agency securities	11,997		(135)	11,862		11,862
Government bonds	7,970	—	(15)	7,955	7,955
Commercial paper	4,276	—	—	4,276		4,276
Corporate bonds	111,245	50	(494)	110,801		110,801
Municipal debt securities	30,475		(120)	30,355		30,355
Short-term investments	178,838	64	(764)	178,138	7,955	170,183	—

Long-term investments:
U.S. agency securities	9,791		(166)	9,625		9,625
Government bonds	15,966		(317)	15,649	15,649
Corporate bonds	146,561	33	(1,810)	144,784		144,784
Municipal debt securities	17,235		(112)	17,123		17,123
Other long-term investments (2)	355	246		601	246
Long-term investments	189,908	279	(2,405)	187,782	15,895	171,532	—

Total cash, cash equivalents, and investments	$1,286,810	$343	$(3,170)	$1,283,983	$935,306	$348,322	$—

Investments held in supplemental retirement plan:
Assets	3,486			3,486	3,486
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	3,486			3,486	3,486
Included in accrued liabilities & other non-current liabilities

(1)	Certificates of deposit include marketable securities and those with a maturity in excess of one year as of September 28, 2018 are classified within long-term investments.

(2)
Other long-term investments as of September 28, 2018 include a marketable equity security of $0.2 million, and other investments that are not carried at fair value including an equity method investment of $0.4 million. During fiscal 2018, we recorded write-off charges to reduce the carrying value of two cost method equity investments to zero in recognition of an other-than-temporary impairment for each investment.

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

The following table describes the valuation techniques and inputs applicable to each class of security held within our investment portfolio as of September 28, 2018:

Asset Type	Primary Source	Update Frequency	Fair Value Methodology	Secondary Source

Level 1
Money Market Funds	ICE (Intercontinental Exchange)	Daily	$1 per share	Not Applicable
U.S. Government Bonds	ICE (Intercontinental Exchange)	Daily	Market Prices	Bloomberg

Level 2
Certificates of Deposit	ICE (Intercontinental Exchange)	Monthly	Market Prices	Bloomberg
Commercial Paper	U.S. Bank Pricing Unit	Daily	Matrix Pricing	Not Applicable
Corporate Bonds	ICE (Intercontinental Exchange)	Daily	Institutional Bond Quotes - evaluations based on various market and industry inputs	Bloomberg
Municipal Debt Securities	Standard & Poor's	Daily	Evaluations based on various market and industry inputs	ICE (Intercontinental Exchange) & Bloomberg
U.S. Agency Securities	ICE (Intercontinental Exchange)	Daily	Institutional Bond Quotes - evaluations based on various market and industry inputs	Bloomberg
Int'l Government Bonds	ICE (Intercontinental Exchange) Extel Financial Ltd	Daily	Evaluations based on various market factors	Bloomberg
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than-temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position as of September 28, 2018 and September 29, 2017 (in thousands):

	September 28, 2018				September 29, 2017
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$—	$—	$—	$—	$19,750	$(6)	$—	$—
U.S. agency securities	—	—	21,486	(302)	19,713	(91)	11,386	(108)
Government bonds	16,633	(332)	—	—	15,029	(64)	4,729	(49)
Commercial paper	5,737	(1)	—	—	4,292	(1)	—	—
Corporate bonds	143,051	(1,680)	52,162	(624)	125,890	(251)	109,806	(449)
Municipal debt securities	41,058	(191)	6,965	(41)	26,749	(24)	3,625	(10)
Total	$206,479	$(2,204)	$80,613	$(967)	$211,423	$(437)	$129,546	$(616)
Although we had certain securities that were in an unrealized loss position as of September 28, 2018, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at either September 28, 2018 or September 29, 2017 to represent an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of September 28, 2018 and September 29, 2017, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	September 28, 2018		September 29, 2017
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$191,241	$190,541	$251,649	$251,530
Due in 1 to 2 years	122,131	120,545	213,555	213,154
Due in 2 to 3 years	67,423	66,637	96,773	96,682
Total	$380,795	$377,723	$561,977	$561,366

5. Property, Plant, & Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products, cost of services, R&D, S&M, and G&A expenses in our consolidated statements of operations. Depreciation expense was $54.8 million, $53.4 million, and $52.0 million in fiscal 2018, 2017, and 2016, respectively.
As of September 28, 2018 and September 29, 2017, PP&E consisted of the following (in thousands):

Property, Plant, & Equipment	September 28, 2018	September 29, 2017
Land	$43,342	$43,364
Buildings and building improvements	283,474	281,196
Leasehold improvements	66,866	65,034
Machinery and equipment	111,603	98,437
Computer equipment and software	194,079	173,341
Furniture and fixtures	30,556	28,118
Equipment provided under operating leases	139,201	97,456
Construction-in-progress	7,342	3,673
Property, plant, and equipment, gross	876,463	790,619
Less: accumulated depreciation	(362,281)	(305,344)
Property, plant, & equipment, net	$514,182	$485,275

6. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 30, 2016	$309,616
Translation adjustments	1,471
Balance at September 29, 2017	$311,087
Acquired goodwill	18,394
Translation adjustments	(1,499)
Balance at September 28, 2018	$327,982
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization. Intangible assets subject to amortization consisted of the following (in thousands):

	September 28, 2018			September 29, 2017
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$319,082	$(152,775)	$166,307	$299,707	$(128,986)	$170,721
Customer relationships	58,342	(41,012)	17,330	56,843	(38,368)	18,475
Other intangibles	22,742	(22,360)	382	22,742	(22,290)	452
Total	$400,166	$(216,147)	$184,019	$379,292	$(189,644)	$189,648
During fiscal 2018 and 2017, we purchased various patents and developed technology for purchase consideration of $21.0 million and $5.3 million, and upon acquisition, these intangible assets had a weighted-average useful life of 10.5 years and 18.0 years, respectively. These acquisitions facilitate our R&D efforts, technologies and potential product offerings.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D and S&M expenses in our consolidated statements of operations. Amortization expense was $26.5 million, $30.9 million, and $33.2 million in fiscal 2018, 2017 and 2016, respectively. As of September 28, 2018, expected amortization expense of our intangible assets in future periods was as follows (in thousands):

Fiscal Year	Amortization Expense
2019	$27,696
2020	27,233
2021	27,206
2022	24,542
2023	21,198
Thereafter	56,144
Total	$184,019

7. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At September 28, 2018, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At September 28, 2018, we had 63,978,752 shares of Class A common stock and 39,261,035 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
On December 15, 2017, we granted PSOs to our executive officers exercisable for an aggregate of 264,000 shares at the target award amount, which would be exercisable up to an aggregate of 330,000 shares at 125% of the target award amount. On December 15, 2016, we granted PSOs to our executive officers exercisable for an aggregate of 276,199 shares at the target award amount, which would be exercisable for an aggregate of up to 345,248 shares at 125% of the target award amount. On December 15, 2015, we granted PSOs to our executive officers exercisable for an aggregate of 335,699 shares at the target award amount, which would be exercisable for an aggregate of up to 419,623 shares at 125% of the target award amount. As of September 28, 2018, PSOs exercisable for an aggregate of 784,898 shares at the target award amount, which would be exercisable for an aggregate of up to 981,121 shares at 125% of the target award amount, were outstanding.
The following table summarizes information about stock options issued under our 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 29, 2017	8,741	$38.65
Grants	1,420	62.34
Exercises	(2,473)	37.33
Forfeitures and cancellations	(390)	40.58
Options outstanding at September 28, 2018	7,298	43.61	6.6	$192,397

Options vested and expected to vest at September 28, 2018	6,911	43.06	6.6	185,978

Options exercisable at September 28, 2018	3,889	$37.88	5.7	124,812

(1)	Aggregate intrinsic value is based on the closing price of our Class A common stock on September 28, 2018 of $69.97 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria, although no such awards had been granted as of September 28, 2018. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our Class A common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.

The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 29, 2017	2,839	$44.38
Granted	1,341	62.84
Vested	(1,045)	40.77
Forfeitures	(329)	44.62
Non-vested at September 28, 2018	2,806	$54.52
The fair value as of the respective vesting dates of RSUs were as follows (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Restricted stock units - vest date fair value	$64,755	$51,985	$40,283

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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Expected term (in years)	5.06	5.13	5.24
Risk-free interest rate	2.2%	2.1%	1.7%
Expected stock price volatility	22.6%	27.4%	29.8%
Dividend yield	1.1%	1.1%	1.4%
The following table summarizes the weighted-average fair value (per share) of stock options granted and the total intrinsic value of stock options exercised (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Stock options granted - weighted-average grant date fair value	$13.19	$11.39	$8.49
Stock options exercised - intrinsic value	63,973	28,544	27,485
Stock-Based Compensation Expense
Stock-based compensation expense for equity awards granted to employees is determined by estimating their fair value on the date of grant, and recognizing that value as an expense on a straight-line basis over the requisite service period in which our employees earn the awards. Compensation expense related to these equity awards is recognized net of estimated forfeitures, which reduce the expense recorded in the consolidated statements of operations. Our methodology under which estimated forfeiture rates are derived is based on an evaluation of trends in our historical forfeiture data with consideration for other potential driving factors. If in subsequent periods actual forfeitures significantly differ from our estimates, we will revise such estimates accordingly. Beginning in fiscal 2015, we revised the method under which we estimate forfeitures. The impact of this change in estimate was not material. The estimated annual forfeiture rates used for awards granted were 9.91%, 10.16% and 10.49% in fiscal 2018, 2017, and 2016, respectively.
The following tables separately present stock-based compensation expense both by award type and classification within our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Stock options	$21,083	$18,630	$21,311
Restricted stock units	46,162	43,171	42,201
Employee stock purchase plan	4,004	3,542	3,473
Total stock-based compensation	71,249	65,343	66,985
Estimated benefit from income taxes	(12,595)	(18,959)	(19,627)
Total stock-based compensation, net of tax	$58,654	$46,384	$47,358

Expense - By Income Statement Classification

	Fiscal Year Ended
Compensation Expense - By Classification	September 28, 2018	September 29, 2017	September 30, 2016
Cost of products	$1,009	$946	$859
Cost of services	565	512	547
Research and development	19,515	18,497	17,771
Sales and marketing	24,997	26,175	27,579
General and administrative	25,163	19,213	20,229
Total stock-based compensation	71,249	65,343	66,985
Estimated benefit from income taxes	(12,595)	(18,959)	(19,627)
Total stock-based compensation, net of tax	$58,654	$46,384	$47,358

The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Tax benefit - shares issued under ESPP	$577	$802	$550
Unrecognized Compensation Expense.    At September 28, 2018, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $26.8 million, which is expected to be recognized over a weighted-average period of 2.2 years. At September 28, 2018, total unrecognized compensation expense associated with RSUs expected to vest was approximately $98.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing up to $250.0 million to be used for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 28, 2018 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Total	$1,650,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of September 28, 2018, the remaining authorization to purchase additional shares is approximately $351.5 million.
The following table provides information regarding share repurchase activity under the program in fiscal 2018:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 29, 2017	493,884	$29,999	$60.73
Q2 - Quarter ended March 30, 2018	77,705	5,001	64.33
Q3 - Quarter ended June 29, 2018	896,689	55,480	61.86
Q4 - Quarter ended September 28, 2018	912,822	59,990	65.71
Total	2,381,100	$150,470

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2018:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2018
Q1 - Quarter ended December 29, 2017	January 24, 2018	February 5, 2018	February 14, 2018	$0.16	$16.6 million
Q2 - Quarter ended March 30, 2018	April 24, 2018	May 7, 2018	May 16, 2018	$0.16	$16.7 million
Q3 - Quarter ended June 29, 2018	July 24, 2018	August 6, 2018	August 14, 2018	$0.16	$16.6 million
Q4 - Quarter ended September 28, 2018	October 24, 2018	November 5, 2018	November 14, 2018	$0.19	$19.6 million	(1)

(1)	The dividend payment amount is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

8. Accumulated Other Comprehensive Income
OCI consists of two components: unrealized gains or losses on our AFS marketable investment securities, and the gain or loss from foreign currency translation adjustments, both of which accumulate and are included within AOCI, a subsection within stockholders’ equity in our consolidated balance sheets. Unrealized gains and losses on our investment securities are reclassified from AOCI into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from foreign currency translation adjustments relate to the translation of assets and liabilities denominated in non-U.S. dollar functional currencies.
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Year Ended September 28, 2018			Fiscal Year Ended September 29, 2017
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$(377)	$(7,376)	$(7,753)	$742	$(10,939)	$(10,197)
Other comprehensive income before reclassifications:
Unrealized gains/(losses) - investment securities	(2,213)	—	(2,213)	(1,062)		(1,062)
Foreign currency translation gains/(losses) (1)	—	(5,614)	(5,614)		4,184	4,184
Income tax effect - benefit/(expense)	—	106	106	12	(621)	(609)
Net of tax	(2,213)	(5,508)	(7,721)	(1,050)	3,563	2,513
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) - investment securities (1)	(447)		(447)	(95)		(95)
Income tax effect - benefit/(expense) (2)	89		89	26		26
Net of tax	(358)	—	(358)	(69)	—	(69)
Net current-period other comprehensive income/(loss)	(2,571)	(5,508)	(8,079)	(1,119)	3,563	2,444
Ending Balance	$(2,948)	$(12,884)	$(15,832)	$(377)	$(7,376)	$(7,753)

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

The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$122,246	$201,802	$185,860

Denominator:
Weighted-average shares outstanding—basic	103,377	101,784	100,717
Potential common shares from options to purchase common stock	2,370	1,098	1,013
Potential common shares from restricted stock units	1,231	404	694
Weighted-average shares outstanding—diluted	106,978	103,286	102,424

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$1.18	$1.98	$1.85
Diluted	$1.14	$1.95	$1.81

Antidilutive awards excluded from calculation:
Stock options	1,043	160	2,971
Restricted stock units	6	—	30

10. Income Taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Tax Act Enacted in 2017

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries; (3) implementing a modified territorial tax system and how foreign earnings are subject to U.S. tax; (4) capitalizing specific R&D expenses which are amortized over five to 15 years; and (5) eliminating the domestic manufacturing deduction.

Consistent with applicable Securities and Exchange Commission (“SEC”) guidance, we made a reasonable estimate of the accounting impact of the Tax Act. We recorded a total provisional amount of $121.4 million in our fiscal 2018 income tax provision as follows:

•
Remeasurement of net deferred tax assets: The Tax Act reduces the corporate tax rate from 35 percent to 21 percent, which results in an estimated net decrease of $49.6 million in our net deferred tax asset balance. While we are able to make a reasonable estimate of the impact of the reduced corporate tax rate on our net deferred tax asset balances, our deferred taxes may be affected by changes in our interpretations and assumptions, as well as additional guidance on the interpretation of the Tax Act.

•
Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax ("Transition Tax") is a one time tax on the accumulated earnings of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries as of December 31, 2017, as well as the amount of foreign income taxes paid on such earnings and profits. The portion of earnings and profits comprised of cash and other specified assets is taxed at a rate of 15.5 percent and any remaining amount of earnings and profits is taxed at a rate of eight percent. We made a reasonable estimate of the Transition Tax and recorded a liability for a provisional Transition Tax obligation of $71.8 million which the Tax Act allows us to pay in installments over a period of eight years. This provisional estimate will be updated when additional information regarding our accumulated earnings and profit and non-U.S. income taxes paid becomes available.

Other significant provisions that are effective beginning in our fiscal year 2019 include: a modified territorial tax system, an incremental tax on excessive payments to foreign related parties, and a minimum tax on certain low taxed foreign earnings ("minimum foreign tax"). Under GAAP, we are allowed to make an accounting policy election to either (1) treat the future taxes due as a current period expense or (2) factor such amounts into our measurement of deferred taxes. We have yet to make the policy election, therefore its impact has not been reflected in our fiscal year 2018 financial statements.
The final transitional impacts of the Tax Act may differ from our current estimate, due to, among other things, changes in interpretations of the Tax Act, any legislative actions to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, and any updates or changes to estimates we have utilized to calculate the transition impacts. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our quarter ending December 28, 2018.
Income Tax Provision
The following two tables present the components of our income before provision for income taxes by geographic region and the portion of our provision for income taxes classified as current and deferred (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
United States	$75,689	$28,221	$37,223
Foreign	237,178	228,423	198,681
Total	$312,867	$256,644	$235,904

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Current:
Federal	$40,624	$30,719	$19,226
State	333	610	521
Foreign	59,383	55,531	52,492
Total current	100,340	86,860	72,239

Deferred:
Federal	71,988	(27,345)	(19,540)
State	18,243	(4,596)	(3,451)
Foreign	(509)	(702)	254
Total deferred	89,722	(32,643)	(22,737)
Provision for income taxes	$190,062	$54,217	$49,502
Repatriation of Undistributed Foreign Earnings

As a result of the Tax Act, foreign accumulated earnings that were subject to the mandatory Transition Tax as of December 31, 2017, can be repatriated to the U.S. without incurring further U.S. federal tax. The Tax Act moves towards a modified territorial tax system through the provision of a 100% dividend received deduction for the foreign-source portions of dividends received from controlled foreign subsidiaries. As a result, we continue to evaluate the indefinite reinvestment assertions with regards to unremitted earnings for certain of our foreign subsidiaries. During the fiscal year, we repatriated $450 million of foreign subsidiary earnings which were exempt from foreign withholding tax. Future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal tax. As of September 28, 2018, the total undistributed earnings of our non-U.S. subsidiaries were approximately $526 million. Historically, we have asserted our intention to indefinitely reinvest a portion of the undistributed earnings of certain foreign subsidiaries. However, we have reevaluated our historical assertion as a result of the Tax Act and determined that we no longer consider a vast majority of these earnings to be indefinitely reinvested. As such, we have recorded an immaterial provisional estimate of U.S. state income tax liability on those undistributed foreign earnings. The unrecognized deferred tax liability on the portion of the undistributed earnings considered indefinitely reinvested is not material.

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

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Withholding taxes	$50,313	$48,012	$45,151
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences were as follows (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017
Deferred income tax assets:
Investments	$2,215	$2,327
Inventories	4,070	6,821
Net operating loss	2,174	2,806
Accrued expenses	12,573	19,732
Stock-based compensation	15,601	26,970
Revenue recognition	33,464	53,843
Depreciation and amortization	16,078	52,876
Research and development credits	21,302	15,504
Foreign tax credits	9,345	10,140
Translation adjustment	—	625
Other	3,335	6,696
Total gross deferred income tax assets	120,157	198,340
Less: valuation allowance	(16,256)	—
Total deferred income tax assets	103,901	198,340

Deferred income tax liabilities:
Intangibles	(2,831)	(2,277)
International earnings	—	(4,855)
Unrealized gain on investments	—	(293)
Deferred income tax assets, net (non-current)	$101,070	$190,915
NOL and Tax Credit Carryforwards
At September 28, 2018, the NOL carried forward for California tax purposes was $5.8 million and will expire in fiscal 2029 if unused. Additionally, we had total foreign NOL carryforwards of $8.6 million as of September 28, 2018, an amount which is not subject to expiration. At September 28, 2018, we also had foreign tax credit and federal R&D tax credit carryforwards of $6.9 million and $4.9 million, respectively, which will expire between fiscal 2025 and fiscal 2035, and California and foreign R&D tax credits of $24.1 million and $1.8 million, respectively, which will be carried forward indefinitely.
Establishment of Valuation Allowance
In fiscal 2018, a $16.3 million valuation allowance was established for California R&D credit carryforwards for which ultimate realization of its future benefits is uncertain.

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

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Federal statutory rate	24.6%	35.0%	35.0%
State income taxes, net of federal effect	0.7	0.7	0.7
Stock-based compensation expense rate	(3.2)	1.4	1.5
Research and development tax credits	(2.8)	(3.7)	(5.2)
Tax exempt interest	—	(0.1)	(0.1)
U.S. manufacturing tax incentives	(0.2)	(0.8)	(1.1)
Foreign rate differential	(3.9)	(11.7)	(9.5)
Audit settlements	—	(0.6)	(2.3)
Tax Act	38.8	—	—
Establishment of Valuation Allowance	5.2	—	—
Other	1.5	0.9	2.0
Effective tax rate	60.7%	21.1%	21.0%
Our effective tax rate was 60.7% in fiscal 2018, compared with our blended federal statutory rate of 24.6% (as a result of the change from 35% to 21% during the year), and with our effective tax rate in fiscal 2017 of 21.1%. The increase in our effective tax rate reflects the impact from the Tax Act, most notably the remeasurement of net deferred tax assets and the Transition Tax on the accumulated earnings of our foreign subsidiaries, the establishment of a valuation allowance against California tax credits, and reduced by excess benefit related to stock-based awards.
Our effective tax rate was 21.0% in fiscal 2016 and was 21.1% in fiscal 2017. The effective tax rate in fiscal 2017 compared to fiscal 2016 reflects a benefit from a higher proportion of our overall earnings being attributable to lower tax-rate jurisdictions, offset by reduced benefits from both federal R&D tax credits and lower settlements from prior years' state audits.
Uncertain Tax Positions
As of September 28, 2018, the total amount of gross unrecognized tax benefits was $102.0 million, of which $96.9 million, if recognized, would reduce our effective tax rate. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets. Over the next twelve months, we estimate that this amount will be reduced by $1.9 million as a result of the expiration of certain statute of limitations. Aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Beginning Balance	$98,665	$75,168	$65,161
Gross increases - tax positions taken during prior years	—	308	4,343
Gross decreases - tax positions taken during prior years	(2,209)	—	—
Gross increases - tax positions taken during current year	9,580	26,724	26,585
Gross decreases - settlements with tax authorities during current year	(130)	(1,101)	(20,086)
Lapse of statute of limitations	(3,897)	(2,434)	(835)
Ending Balance	$102,009	$98,665	$75,168

Classification of Interest and Penalties
We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision. In fiscal year 2018, our current tax provision was increased by interest expense of $3.0 million, while in fiscal year 2017, our current tax provision was increased by interest expense of $1.8 million. Accrued interest and penalties are included within the related tax liability line item in our consolidated balance sheets. Our accrued interest and penalties on unrecognized tax benefits as of September 28, 2018 and September 29, 2017 were as follows (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017
Accrued interest	$6,778	$3,733
Accrued penalties	42	55
Total	$6,820	$3,788
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. We file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The material income tax jurisdictions are the United States federal, California, New York, and the Netherlands.
We are currently under audit by the State of New York for fiscal years 2014 and 2015 and Spain for fiscal years 2012 through 2015. In the U.S federal jurisdiction, other major states, and major foreign jurisdictions, the fiscal years subsequent to 2013, 2013, and 2011, respectively, remain open and could be subject to examination by the taxing authorities.
Management does not believe that the outcome of any ongoing examination will have a material impact on our consolidated financial statements. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If resolution of any tax issues addressed in our current audits are inconsistent with management’s expectations, we may be required to adjust our tax provision for income taxes in the period such resolution occurs.

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

Severance and associated costs
Restructuring charges	$12,856
Cash payments	(168)
Non-cash and other adjustments	—
Balance at September 29, 2017	$12,688
Restructuring charges	23
Cash payments	(12,005)
Non-cash and other adjustments	(582)
Balance at September 28, 2018	$124
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

12. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of September 28, 2018 (in thousands):

	Payments Due By Fiscal Period
	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Naming rights	$7,811	$7,909	$8,008	$8,108	$8,209	$78,656	$118,701
Operating leases	17,117	14,371	11,522	9,967	9,240	19,928	82,145
Purchase obligations	58,449	22,844	477	333	—	—	82,103
Donation commitments	8,275	297	97	97	97	761	9,624
Total	$91,652	$45,421	$20,104	$18,505	$17,546	$99,345	$292,573
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

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Total rent expense	$17,161	$15,091	$13,288
Purchase Obligations.     Purchase obligations primarily consist of our commitments made under agreements to purchase goods and services related to Dolby Cinema and for purposes that include IT and telecommunications, marketing and professional services, and manufacturing and other R&D activities.
Donation Commitments.    Our donation commitments relate to non-cancelable obligations to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California, and the Smithsonian Institution in Washington, DC. Our commitment to the Museum of the Academy of Motion Picture Arts and Sciences is for 15 years from its expected opening date in fiscal 2019, and the Smithsonian Institution is for the next 5 years. Both donation commitments consist of the installation of imaging and audio products in its theaters and providing maintenance services in exchange for various marketing, branding, and publicity benefits.
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

13. Business Combinations
On September 19, 2018 ("acquisition date"), we completed an asset purchase with a privately held technology company that offers enterprise media encoding and cloud-based media workflow management services to customers. We believe that these technologies will further enhance our existing capabilities, as well as future initiatives. We completed the acquisition for a gross purchase price of $19.28 million. Pursuant to the purchase agreement, $3.0 million of the total purchase consideration is being held by us for a period of eighteen months following the closing of the acquisition. This holdback amount has been recorded as a non-current liability on our Consolidated Balance Sheet as of September 28, 2018. We have completed a preliminary purchase price allocation and the balance sheet reflects the preliminary fair value estimates of the intangible assets and goodwill acquired. These estimates are subject to change within the measurement period which will not exceed one year from the acquisition date.

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

Revenue Category	Basis For Determining Geographic Location
Licensing	Region in which our licensees’ headquarters are located
Products	Destination to which our products are shipped
Services	Location in which the relevant services are performed
The following tables present selected information regarding total revenue by geographic location (amounts presented in thousands).
Revenue Composition - United States & International

	Fiscal Year Ended
Location	September 28, 2018	September 29, 2017	September 30, 2016
United States	$388,700	$373,264	$320,129
International	783,224	708,190	705,609
Total revenue	$1,171,924	$1,081,454	$1,025,738

Revenue Concentration - Significant Individual Geographic Regions

	Fiscal Year Ended
Location	September 28, 2018	September 29, 2017	September 30, 2016
United States	33%	35%	31%
South Korea	19%	16%	17%
China	17%	16%	14%
Japan	12%	12%	12%
Europe	11%	11%	14%
Taiwan	3%	4%	4%
Other	5%	6%	8%
Total	100%	100%	100%
Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows (in thousands):

Location	September 28, 2018	September 29, 2017
United States	$453,336	$439,023
International	60,846	46,252
Total long-lived tangible assets, net of accumulated depreciation	$514,182	$485,275

15. Legal Matters
We are involved in various legal proceedings that occasionally arise in the normal course of business. These can include claims of alleged infringement of IP rights, commercial, employment, and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period, including as a result of required changes to our licensing terms, monetary penalties, and other potential consequences. However, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, any such amounts are either immaterial, or it is not possible to provide an estimate of any such potential losses.

16. Related Parties
We maintain contractual agreements relating to certain entities affiliated with the Dolby family, who is considered a related party as our principal stockholder. These jointly-owned entities were established for the purpose of acquiring and leasing commercial property in the U.S. and U.K. primarily for our operational use. Although the entities affiliated with the Dolby family are the limited member or LP in each of these entities, they have a controlling interest based on holding majority economic ownership. We are the managing member or general partner in each of these affiliated entities, and with the exception of isolated instances where portions of these facilities are leased to third parties, we occupy the majority of the space. Therefore, since these affiliated entities are an integral part of our operations, we have consolidated the entities’ assets and liabilities and results of operations in our consolidated financial statements. The share of earnings and net assets of the entities attributable to the limited member or LP, as the case may be, is reflected as controlling interest in our consolidated financial statements.
Our interests in these consolidated affiliated entities and the location of the property leased to Dolby Laboratories as of September 28, 2018 were as follows:

Entity Name	Minority Ownership Interest	Location Of Properties
Dolby Properties Brisbane, LLC	49.0%	Brisbane, California
Dolby Properties Burbank, LLC	49.0%	Burbank, California
Dolby Properties UK, LLC	49.0%	Wootton Bassett, England
Dolby Properties, LP	10.0%	Wootton Bassett, England

We lease from our principal stockholder a commercial office building located at 100 Potrero Avenue in San Francisco, California under a term that expires on October 31, 2024. Related party rent expense included in operating expenses in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Related party rent expense included in operating expenses	$3,483	$3,142	$3,097
Distributions.     Distributions made by the jointly-owned real estate entities to our principal stockholder were as follows (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Distributions to principal stockholder	$(1,022)	$(2,094)	$(214)

17. Retirement Plans
We maintain a tax-qualified Section 401(k) retirement plan for employees in the United States and similar plans in foreign jurisdictions. Under the plan, employees are eligible to receive matching contributions and profit-sharing contributions.
We also maintain a SERP, a non-qualified, employer-funded retirement plan for certain senior executives employed in the United States. The plan was adopted in October 2004 prior to our IPO and was terminated in fiscal 2005. We have not made any contributions to the SERP since fiscal 2006. The purpose of the plan was to provide these executives with the opportunity to receive retirement income benefits in addition to the benefits generally available to all employees. The benefits provided to participants were based on defined contributions that we made to the plan and the gains and losses on the investment of those contributions. At September 28, 2018, the balance in the SERP account represents amounts contributed prior to the plan's termination, with the underlying plan investments consisting primarily of mutual fund investments. SERP assets are included within prepaid expenses and other current assets and within other non-current assets, while SERP liabilities are included within accrued liabilities and within other non-current liabilities in our consolidated balance sheets.
Retirement plan expenses, which are included in cost of products, cost of services, R&D, S&M, and G&A expense in our consolidated statements of operations, were as follows (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Retirement plan expenses	$23,439	$22,035	$20,471

18. Selected Quarterly Financial Data
The following table presents selected unaudited quarterly financial information from fiscal 2018 and 2017 (in thousands, except per share amounts):

	Fiscal Year 2018				Fiscal Year 2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue:
Licensing	$258,016	$273,143	$286,325	$240,122	$232,699	$241,617	$278,106	$213,370
Products	24,933	22,665	26,265	20,689	28,211	20,713	22,569	23,797
Services	4,848	5,547	4,857	4,514	5,357	5,144	4,990	4,881
Total revenue	287,797	301,355	317,447	265,325	266,267	267,474	305,665	242,048
Cost of revenue	30,876	30,959	34,465	31,960	29,967	26,977	32,125	29,238
Gross margin	256,921	270,396	282,982	233,365	236,300	240,497	273,540	212,810
Income before taxes and controlling interest	84,834	89,483	96,590	41,960	67,656	66,194	96,303	26,491
Net income/(loss) attributable to Dolby Laboratories	$(81,622)	$70,631	$83,145	$50,092	$53,374	$50,590	$76,043	$21,795

Earnings per share:
Basic	$(0.80)	$0.68	$0.80	$0.48	$0.53	$0.50	$0.75	$0.21
Diluted	$(0.80)	$0.66	$0.78	$0.47	$0.51	$0.49	$0.73	$0.21
Weighted-average shares outstanding:
Basic	102,552	103,771	103,836	103,349	101,483	101,787	101,905	101,959
Diluted	102,552	107,001	106,950	106,794	103,876	103,883	104,222	103,530

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2018 using the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 28, 2018. Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, compliance with Section 16 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), our code of business conduct and ethics, our Compensation Committee, Nominating and Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2019 (“2019 Proxy Statement”).
Executive Officers of the Registrant
Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of October 26, 2018 are set forth below:

Executive Officers	Age	Position(s)
Kevin Yeaman	52	President and Chief Executive Officer
Lewis Chew	55	Executive Vice President and Chief Financial Officer
Andy Sherman	51	Executive Vice President, General Counsel and Corporate Secretary
Giles Baker	42	Senior Vice President, Consumer Entertainment
Steven Forshay	64	Senior Vice President, Advanced Technology Group
Todd Pendleton	46	Senior Vice President, and Chief Marketing Officer
Kevin Yeaman joined us as Chief Financial Officer and Vice President in October 2005, was appointed Senior Vice President in November 2006 and Executive Vice President in July 2007. He became our President and CEO in March 2009 and has been a member of our Board since he assumed the role of CEO. Prior to joining us, he worked for seven years at E.piphany, Inc., a publicly traded enterprise software company, most recently as Chief Financial Officer from August 1999 to October 2005. Previously, Mr. Yeaman also served as Worldwide Vice President of Field Finance Operations for Informix Software, Inc., a provider of relational database software, from February 1998 to August 1998. From September 1988 to February 1998, Mr. Yeaman served in Silicon Valley and London in various positions at KPMG LLP, an accounting firm, serving most recently as a senior manager. Mr. Yeaman is a member of the Academy of Motion Picture Arts and Sciences. He also sits on the Board of Trustees of the Academy Museum Foundation. He holds a B.S. degree in commerce from Santa Clara University.

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
Giles Baker joined us in March 2010 and has served since in a variety of positions, including Vice President, Broadcast Business Group; Senior Vice President, Broadcast Business Group; and since October 2016, Senior Vice President, Consumer Entertainment. Mr. Baker focuses on Dolby's business in the consumer entertainment industry, leading a global team that builds complete industry solutions—from content production to distribution and playback—to bring immersive entertainment experiences to consumer devices, including TVs, game consoles, PCs, digital media adapters, mobile phones, and tablets. Before joining Dolby, Mr. Baker spent nearly 10 years in business leadership roles at Adobe Systems, where he was responsible for professional video software. Previously, he was responsible for the professional DVD authoring business at Sonic Solutions. Mr, Baker holds an undergraduate degree in music and sound recording from the University of Surrey in the United Kingdom and an MBA degree from the Wharton School.

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

Todd Pendleton joined us in July 2018 as Senior Vice President and Chief Marketing Officer. He leads Dolby’s marketing efforts and is responsible for promoting the brand globally to consumers and through its partners. Prior to Dolby, from June 2011 to June 2018, Mr. Pendleton served as Chief Marketing Officer of Samsung Telecommunications America, where he among other things led the relaunch of the Samsung Galaxy. Prior to Samsung Telecommunications America, Mr. Pendleton was with Nike for over 15 years, where he held country, regional, and global leadership roles working across North America, Europe, and Asia. Mr. Pendleton earned his B.A. degree in Political Science and International Business from Northeastern University in Boston, Massachusetts.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information in the 2019 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors,” “Executive Compensation Tables and Related Matters,” “Compensation of Directors”, and “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2019 Proxy Statement under the headings “Executive Compensation Tables and Related Matters—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2019 Proxy Statement under the headings “Certain Relationships and Related Transactions" and “Corporate Governance Matters.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information in the 2019 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm.”

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
		Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005
3.2	Form of Amended and Restated Bylaws	Quarterly Report on Form 10-Q	April 30, 2009
4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006
10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors & Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.2*	2000 Stock Incentive Plan, as amended and restated	Quarterly Report on Form 10-Q	February 6, 2013
10.3*	2005 Stock Plan, as amended and restated on February 7, 2017 (“2005 Stock Plan”)	Current Report on Form 8-K	February 9, 2017
10.4*+	Employee Stock Purchase Plan (“ESPP”), as amended and restated on September 19, 2017
10.5*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.6*	Form of Global Stock Option Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.7*	Form of Executive Global Stock Option Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.8*	Form of Global Restricted Stock Unit Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.9*	Form of Executive Global Restricted Stock Unit Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.10*	Form of Subscription Agreement under the ESPP - U.S. Employees	Annual Report on Form 10-K	November 19, 2009
10.11*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees	Quarterly Report on Form 10-Q	August 8, 2012
10.12*	Form of Executive Performance-Based Stock Option Agreement	Current Report on Form 8-K	December 11, 2015
10.13*	2018 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	November 15, 2017
10.14*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc. & Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009
10.15*	Amendment, dated as of December 19, 2012, to Employment Agreement dated as of February 24, 2009, by and between Dolby Laboratories, Inc. and Kevin Yeaman	Quarterly Report on Form 10-Q	February 6, 2013
10.16*	Offer Letter by and between Andy Sherman & Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011
10.17*	Offer Letter dated March 22, 2012 by and between Lewis Chew and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 8, 2012
10.18*	Offer Letter dated December 9, 2013 by and between Robert Borchers & Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	January 29, 2014
10.19*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.20*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006
10.21*	Second Amendment to 100 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.22*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.23*	First Amendment to 130 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.24*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.25*	First Amendment to 140 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.26*	Waiver and Extension Relating to Potrero Avenue Leases dated as of September 29, 2013, by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Annual Report on Form 10-K	November 15, 2013
10.27*	Agreement of Sale and Purchase by and between DWF III 1275 Market, LLC and Dolby Laboratories, Inc. dated June 8, 2012	Quarterly Report on Form 10-Q	August 8, 2012
10.28*	Offer Letter dated June 26, 2018 by and between Todd Pendleton and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	August 1, 2018
21.1+	List of significant subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)
31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
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
Date: November 14, 2018

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

SIGNATURE	TITLE	DATE
/S/ PETER GOTCHER	Chairman of the Board of Directors	November 14, 2018
Peter Gotcher

/S/ KEVIN J. YEAMAN	President, Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2018
Kevin J. Yeaman

/S/ LEWIS CHEW	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2018
Lewis Chew

/S/ MICHELINE CHAU	Director	November 14, 2018
Micheline Chau

/S/ DAVID DOLBY	Director	November 14, 2018
David Dolby

/S/ N. W. JASPER, JR.	Director	November 14, 2018
N. W. Jasper, Jr.

/S/ SIMON SEGARS	Director	November 14, 2018
Simon Segars

/S/ ROGER SIBONI	Director	November 14, 2018
Roger Siboni

/S/ AVADIS TEVANIAN, JR.	Director	November 14, 2018
Avadis Tevanian, Jr.