Form 10-Q
period 2018-12-28
Dolby Laboratories, Inc.
filed 2019-02-01
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On January 25, 2019, the registrant had 64,386,897 shares of Class A common stock, par value $0.001 per share, and 38,229,820 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended December 28, 2018

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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 28, 2018	September 28, 2018 (as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$790,787	$918,063
Restricted cash	8,999	7,187
Short-term investments	175,557	178,138
Accounts receivable, net of allowance for doubtful accounts of $6,860 and $5,258	181,614	200,933
Contract assets	199,480	165,959
Inventories	27,765	26,206
Prepaid expenses and other current assets	39,601	34,890
Total current assets	1,423,803	1,531,376
Long-term investments	201,428	187,782
Property, plant, and equipment, net	523,193	514,182
Intangible assets, net	189,476	184,019
Goodwill	326,856	327,982
Deferred taxes	107,313	74,766
Other non-current assets	50,991	42,280
Total assets	$2,823,060	$2,862,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,811	$21,922
Accrued liabilities	265,091	272,967
Income taxes payable	121	2,680
Contract liabilities	19,562	20,502
Total current liabilities	294,585	318,071
Non-current contract liabilities	23,115	22,853
Other non-current liabilities	156,406	150,960
Total liabilities	474,106	491,884

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 64,270,978 shares issued and outstanding at December 28, 2018 and 63,978,752 at September 28, 2018	60	61
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 38,229,820 shares issued and outstanding at December 28, 2018 and 39,261,035 at September 28, 2018	41	41
Additional paid-in capital	—	66,127
Retained earnings	2,361,843	2,313,539
Accumulated other comprehensive (loss)	(18,639)	(15,832)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,343,305	2,363,936
Controlling interest	5,649	6,567
Total stockholders’ equity	2,348,954	2,370,503
Total liabilities and stockholders’ equity	$2,823,060	$2,862,387
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended
	December 28, 2018	December 29, 2017
Revenue:
Licensing	$260,279	$270,172
Products and services	42,097	29,355
Total revenue	302,376	299,527

Cost of revenue:
Cost of licensing	11,397	9,259
Cost of products and services	27,232	21,634
Total cost of revenue	38,629	30,893

Gross margin	263,747	268,634

Operating expenses:
Research and development	58,647	56,444
Sales and marketing	85,602	70,149
General and administrative	50,813	48,285
Restructuring charges/(credits)	14	(197)
Total operating expenses	195,076	174,681

Operating income	68,671	93,953

Other income/expense:
Interest income	5,185	3,781
Interest expense	(45)	(35)
Other income/(expense), net	443	(1,152)
Total other income	5,583	2,594

Income before income taxes	74,254	96,547
Provision for income tax (expense)/benefit	24,104	(149,705)
Net income/(loss) including controlling interest	98,358	(53,158)
Less: net (income) attributable to controlling interest	(139)	(144)
Net income/(loss) attributable to Dolby Laboratories, Inc.	$98,219	$(53,302)

Net income/(loss) per share:
Basic	$0.96	$(0.52)
Diluted	$0.93	$(0.52)
Weighted-average shares outstanding:
Basic	102,677	102,552
Diluted	106,130	102,552

Related party rent expense:
Included in operating expenses	$880	$784
Included in net income attributable to controlling interest	$176	$177

Cash dividend declared per common share	$0.19	$0.16
Cash dividend paid per common share	$0.19	$0.16
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 28, 2018	December 29, 2017 (as adjusted)
Net income/(loss) including controlling interest	$98,358	$(53,158)
Other comprehensive income:
Currency translation adjustments, net of tax	(3,728)	1,218
Unrealized gains/(losses) on investments, net of tax	770	(1,593)
Comprehensive income/(loss)	95,400	(53,533)
Less: comprehensive (income)/loss attributable to controlling interest	12	(138)
Comprehensive income/(loss) attributable to Dolby Laboratories, Inc.	$95,412	$(53,671)
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 28, 2018 (as adjusted)	$102	$66,127	$2,313,539	$(15,832)	$2,363,936	$6,567	$2,370,503
Net income			98,219		98,219	139	98,358
Currency translation adjustments, net of tax of $0				(3,577)	(3,577)	(151)	(3,728)
Unrealized losses on investments, net of tax of $40				770	770		770
Distributions to controlling interest					—	(906)	(906)
Stock-based compensation expense		21,482			21,482		21,482
Repurchase of common stock		(82,203)	(30,342)		(112,545)		(112,545)
Cash dividends declared and paid on common stock			(19,573)		(19,573)		(19,573)
Common stock issued under employee stock plans		14,272			14,272		14,272
Tax withholdings on vesting of restricted stock	(1)	(19,678)			(19,679)		(19,679)
Balance at December 28, 2018	$101	$—	$2,361,843	$(18,639)	$2,343,305	$5,649	$2,348,954

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 29, 2017 (as adjusted)	$101	$61,331	$2,337,948	$(7,753)	$2,391,627	$7,100	$2,398,727
Net income/(loss)			(53,302)		(53,302)	144	(53,158)
Currency translation adjustments, net of tax of $(274)				1,224	1,224	(6)	1,218
Unrealized losses on investments, net of tax of $83				(1,593)	(1,593)		(1,593)
Distributions to controlling interest					—	(1,021)	(1,021)
Stock-based compensation expense		18,684			18,684		18,684
Repurchase of common stock		(29,993)			(29,993)		(29,993)
Cash dividends declared and paid on common stock			(16,377)		(16,377)		(16,377)
Common stock issued under employee stock plans	1	41,462			41,463		41,463
Tax withholdings on vesting of restricted stock		(18,821)			(18,821)		(18,821)
Balance at December 29, 2017 (as adjusted)	$102	$72,663	$2,268,269	$(8,122)	$2,332,912	$6,217	$2,339,129

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Quarter-To-Date Ended
	December 28, 2018	December 29, 2017
Operating activities:
Net income/(loss) including controlling interest	$98,358	$(53,158)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,029	19,882
Stock-based compensation	21,482	18,684
Amortization of premium on investments	309	742
Provision for doubtful accounts	1,605	1,119
Deferred income taxes	(32,571)	32,725
Other non-cash items affecting net income	3,393	587
Changes in operating assets and liabilities:
Accounts receivable	17,736	(41,526)
Inventories	(2,709)	(1,491)
Contract assets	(33,519)	(22,449)
Prepaid expenses and other assets	(13,157)	(6,591)
Accounts payable and other liabilities	(26,332)	(33,006)
Income taxes, net	1,546	99,551
Contract liabilities	(678)	1,984
Other non-current liabilities	1,460	96
Net cash provided by operating activities	56,952	17,149

Investing activities:
Purchases of investment securities	(63,329)	(74,479)
Proceeds from sales of investment securities	32,582	28,383
Proceeds from maturities of investment securities	19,785	49,476
Purchases of PP&E	(18,539)	(19,275)
Purchase of intangible assets	(12,065)	(11,198)
Net cash used in investing activities	(41,566)	(27,093)

Financing activities:
Proceeds from issuance of common stock	14,272	41,463
Repurchase of common stock	(112,545)	(29,993)
Payment of cash dividend	(19,573)	(16,377)
Distribution to controlling interest	(906)	(1,021)
Shares repurchased for tax withholdings on vesting of restricted stock	(19,679)	(15,346)
Net cash used in financing activities	(138,431)	(21,274)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,419)	870
Net decrease in cash, cash equivalents, and restricted cash	(125,464)	(30,348)
Cash, cash equivalents, and restricted cash at beginning of period	925,250	634,368
Cash, cash equivalents, and restricted cash at end of period	$799,786	$604,020

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$10,722	$17,355

Non-cash investing activities:
Net change in PP&E purchased and unpaid at period-end	$6,642	$2,333

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with U.S. GAAP, and with SEC rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with U.S. GAAP to be condensed or omitted. In our opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 28, 2018 and include all adjustments necessary for fair presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 28, 2018, which are included in our Annual Report on Form 10-K filed with the SEC.
The results for the fiscal quarter ended December 28, 2018 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 27, 2019.
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
Operating Segments
Since we operate as a single reporting segment, all required financial segment information is included in our unaudited interim condensed consolidated financial statements. This reflects the fact that our CODM, our Chief Executive Officer, evaluates our financial information and resources, and assesses the performance of these resources on a consolidated basis.
Use of Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our unaudited interim condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include estimated shipments by our licensees for which we are owed a sales–based royalty, estimated selling prices for performance obligations within revenue arrangements; valuation allowances for accounts receivable; carrying values of inventories and certain property, plant, and equipment, goodwill and intangible assets; fair values of investments; accrued liabilities including liabilities for unrecognized tax benefits, deferred income tax assets and liabilities, and stock-based compensation. Actual results could differ from our estimates.
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended December 28, 2018 and December 29, 2017. Our fiscal year ending September 27, 2019 (fiscal 2019) and our fiscal year ended September 28, 2018 (fiscal 2018) both consist of 52 weeks.
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
Recently Issued Accounting Standards
Adopted Standards
During the first quarter of fiscal 2019, we adopted the following standards:
Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASC 606"), which outlines a comprehensive revenue recognition model. The standard requires revenue recognition to account for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, and in our case, requires the use of more judgment and estimates than the previous accounting requirements. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, under which the incremental costs associated with obtaining a contract are required to be capitalized and amortized as expense as the contract’s performance obligations are satisfied. We do not capitalize sales commission costs because our performance obligations on which we pay commissions are complete at contract execution.
We adopted ASC 606 utilizing the full retrospective method of transition which requires a recast of each prior reporting period presented. The most significant impacts of adopting ASC 606 are as follows:

•
We estimate and record per-unit royalty-based revenue earned from our licensees’ shipments in the same period in which those shipments occur, instead of recognizing our per-unit royalty-based revenue in the quarter in which it is reported to us by our licensees, which is generally in the quarter after those shipments have occurred. To the extent that our revenues are influenced by seasonal trends, the trends will impact revenue one fiscal quarter earlier than was previously the case;

•
We record a favorable or unfavorable adjustment based on the difference between estimated and actual sales when we receive reporting of sales–based royalties on royalty statements from the licensees, generally in the subsequent fiscal quarter;

•
For certain transactions that have extended payment and minimum commitment terms with no further performance obligations, we recognize licensing revenues on the later of contract execution or effective date regardless of when the amounts are due and payable;

•	We recorded a one-time adjustment of $174.4 million to the period ending September 29, 2018 retained earnings to reflect the full impact of the accounting upon adoption.
We adjusted our condensed consolidated financial statements from amounts previously reported to reflect the adoption of the new standard. Select unaudited condensed consolidated statement of income line items, which reflect the adoption of the new standard, are as follows (in thousands, except per share data):

	Fiscal Quarter Ended December 29, 2017 (as previously reported)	Effect of Adopting ASC 606	Fiscal Quarter Ended December 29, 2017 (as adjusted)
Revenue	$287,797	$11,730	$299,527
Gross margin	256,921	11,713	268,634
Provision for income taxes	(166,312)	16,607	(149,705)
Net income/(loss) attributable to Dolby Laboratories, Inc.	(81,622)	28,320	(53,302)
Diluted earnings per share	$(0.80)	$0.28	$(0.52)

Select condensed consolidated balance sheet line items, which reflect the adoption of the new standard, are as follows (in thousands):

	September 28, 2018 (as previously reported)	Effect of Adopting ASC 606	September 28, 2018 (as adjusted)
ASSETS
Accounts receivable, net	$137,151	$63,782	$200,933
Contract assets	—	165,959	165,959
Prepaid expenses and other current assets	35,209	(319)	34,890
Deferred taxes	101,070	(26,304)	74,766
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued liabilities	223,594	49,373	272,967
Contract liabilities	23,931	(3,429)	20,502
Non-current contract liabilities	40,064	(17,211)	22,853
Retained earnings	2,139,154	174,385	2,313,539

Select condensed consolidated statement of cash flows line items, which reflect the adoption of the new standard, are as follows (in thousands):

	Fiscal Quarter Ended December 29, 2017 (as previously reported)¹	Effect of Adopting ASC 606	Fiscal Quarter Ended December 29, 2017 (as adjusted)
Operating activities:
Net income/(loss) including controlling interest	$(81,478)	$28,320	$(53,158)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	51,074	(18,349)	32,725
Changes in operating assets and liabilities:
Accounts receivable	(50,268)	8,742	(41,526)
Contract assets	—	(22,449)	(22,449)
Prepaid expenses and other assets	(6,609)	18	(6,591)
Accounts payable and other liabilities	(35,390)	2,384	(33,006)
Deferred revenue	650	1,334	1,984
Net cash provided by operating activities	17,149	—	17,149
¹ Previously reported statement of cash flows in the table above reflects the adoption of ASU 2016-18. The impact to our previously reported condensed consolidated statement of cash flows is not material. Refer to disclosure below for further detail.

In our adoption and as allowed by ASC 606, we:

•	used the transaction price at the date on which the contract was completed rather than estimating variable consideration amounts in the comparative reporting period;

•
did not disclose the amount of the transaction price allocated to the remaining performance obligations or provide an explanation of when we expect to recognize that amount as revenue for reporting periods presented before the date of initial adoption;

•	reflected the aggregate effect of contract modifications in accounting for the contracts open as of the earliest reporting period presented;

•
did not adjust transaction prices for the effects of a significant financing component, if at contract inception, we expected the period between customer payment and the transfer of goods or services to be one year or less.

In March 2016, the FASB also issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers ("ASC 606"), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"), which amended the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. ASU 2016-08 clarifies that an entity should evaluate when it is the principal or agent for each specified good or service promised in a contract with a customer. We evaluated our contracts executed with and on our behalf with VIA Licensing Corporation, our wholly-owned subsidiary that manages patent pools on behalf of third party patent owners and concluded that VIA performs its functions as an agent to the patent pool licensors, which includes Dolby.

Accordingly, we recognize our administrative fees and royalties net of the consideration paid to the patent licensors in the pool.
Cash Flow Classification. During the first quarter of fiscal 2019, we adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard addresses eight specific cash flow issues related to the classification and presentation of cash receipts and payments in the statement of cash flows. The adoption of these updates did not have a material impact on Dolby’s consolidated financial statements.
Income Taxes: Intra-Entity Asset Transfers. During the first quarter of fiscal 2019, we adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new standard requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The adoption of the guidance did not have a material impact on Dolby's consolidated financial statements.
Restricted Cash.  During the first quarter of fiscal 2019, we adopted ASU 2016-18, Restricted Cash - a consensus of the FASB Emerging Issues Task Force, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted the new guidance using the retrospective transition approach. The reclassified restricted cash balances from investing activities to changes in cash, cash equivalents, and restricted cash on the condensed consolidated statements of cash flows were not material for all periods presented. The adjusted condensed consolidated statement of cash flows for the prior comparative period conforms with the new standard.
Accounting for Hedging Activities. During the first quarter of fiscal 2019, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard eliminates the requirement to separately measure and report hedge ineffectiveness. The adoption of the standard did not have a material impact on Dolby's consolidated financial statements.
Standards Not Yet Effective
Leases.  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. Under the new standard, a lessee will be required to recognize a lease liability and right-of-use asset for most leases. The new standard also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 must be applied using a modified retrospective approach. Upon adoption, we will recognize a lease liability and right-of-use asset for each of our lease arrangements. We anticipate adoption of the standard will not have a material impact on our consolidated income statements. We plan to elect the practice expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We will not reassess whether any contracts entered into prior to adoption are leases. We are in the process of evaluating our existing lease contracts and implementing changes to our systems. ASU 2016-02 is effective for Dolby beginning September 28, 2019, and we do not currently plan to early adopt.
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
Collaborative Arrangements. In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This standard will be effective for Dolby beginning September 29, 2020, and we do not currently plan to early adopt. We do not believe that this standard will have a material impact on our consolidated financial position, results of operation, and cash flows.

3. Revenue Recognition
We enter into revenue arrangements with our customers to license technologies, trademarks and patents for sound, imaging and voice solutions, and to sell products and services. We recognize revenue when we satisfy a performance obligation by transferring control over the use of a license, product, or service to a customer.

A.	Identification of the Contract or Contracts with Customers
We generally determine that a contract with a customer exists upon the execution of an agreement and after consideration of collectability, which could include an evaluation of the customer's payment history, the existence of a standby letter-of-credit between the customer’s financial institution and our financial institution, public financial information, and other factors. At contract inception, we also evaluate whether two or more non-standard agreements with a customer should be combined and accounted for as a single contract.

B.	Identification of Performance Obligations in a Contract
We generate revenues principally from the following sources, which represent performance obligations in our contracts with customers:

•
Licensing.   We license our technologies, including patents, to a range of customers who incorporate them into their products for enhanced audio, imaging and voice functionality across broadcast, mobile, CE, PC, gaming, and other markets.

•	Product Sales. We design and provide audio and imaging products for the cinema, television, broadcast, communications, and entertainment industries.

•
Services.  We provide various services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training, mixing room alignment, equalization, as well as audio, color and light image calibration.

•	PCS. We provide PCS for products sold and for the equipment leased, and we support the implementation of our licensing technologies in our licensees’ products.

•
Equipment Leases. We collaborate with established cinema exhibitors to offer Dolby Cinema, a branded premium cinema offering for movie audiences by leasing equipment and licensing our intellectual property.

•	Licensing Administration Fees. We generate service fees for managing patent pools on behalf of third party patent owners through our wholly-owned subsidiary, Via Licensing Corporation.
Some of our revenue arrangements include multiple performance obligations, such as hardware, software, support and maintenance, and extended warranty services. We evaluate whether promised products and services are distinct performance obligations.
The majority of our arrangements with multiple performance obligations pertain to our digital cinema server and processor sales that include the following distinct performance obligations to which we allocate portions of the transaction price based on their stand-alone selling price:

•
Digital cinema server hardware and embedded software, which is highly dependent on and highly interrelated with the hardware. Accordingly, the hardware and embedded software represent a single performance obligation.

•	The right to support and maintenance, which is included with the purchase of the digital cinema server hardware, is a distinct performance obligation.

•
The right to receive commissioning services is a distinct performance obligation within the sale of the Dolby Atmos Cinema Processor. These services consist of the review of venue designs specifying proposed speaker placement as well as calibration services performed for installed speakers to ensure optimal playback.

C.	Determination of Transaction Price for Performance Obligations in a Contract
After identifying the distinct performance obligations, we determine the transaction price in accordance with the terms of the underlying executed contract which may include variable consideration such as discounts, rebates, refunds, rights of returns, and incentives. We assess and update, if necessary, the amount of variable consideration to which we are entitled for each reporting period. At the end of each reporting period, we estimate and accrue a liability for returns and adjustments as a reduction to revenue based on several factors, including past returns history.
With the exception of our sales-based royalties, we evaluate whether a significant financing component exists when we recognize revenue in advance of customer payments that occur over time. For example, some of our licensing arrangements include payment terms greater than one year from when we transfer control of our IP to a licensee and the receipt of the final payment for that IP. If a significant financing component exists, we classify a portion of the transaction price as interest income, instead of recognizing all the transaction price as revenue. We do not adjust the transaction price for the effects of financing if, at contract inception, the period between the transfer of control to a customer and final payment is expected to be one year or less.

D.	Allocation of Transaction Price to Distinct Performance Obligations in a Contract
For our sales-based royalties where the license is the predominant item to which the royalties relate, we present all revenues as licensing.
For revenue arrangements that include multiple performance obligations, we determine the stand-alone selling price for each distinct performance obligation based on the actual selling prices made to customers. If the performance obligation is not sold separately, we estimate the stand-alone selling price. We do so by considering market conditions such as competitor pricing strategies, customer specific information and industry technology lifecycles, internal conditions such as cost and pricing practices, or applying the residual approach method when the selling price of the good, most commonly a license, is highly variable or uncertain.
Once the transaction price - including any variable consideration - has been determined, we allocate the transaction price to the performance obligations identified in the contract, and recognize revenue as or when control is transferred for each distinct performance obligation.

E.	Revenue Recognition as Control is Transferred to a Customer
We generate our licensing revenue by licensing our technologies and patents to various types of licensees, such as chip manufacturers ("implementation licensees"), consumer product manufacturers, software vendors, and communications service providers. Our revenue recognition policies for each of these arrangements are summarized below.
Initial fees from implementation licensees.   Implementation licensees incorporate our technologies into their chipsets that, once approved by Dolby, are available for purchase by OEMs for use in end-user products. Implementation licensees only pay us a nominal initial fee on contract execution as consideration for the ongoing services that we provide to assist in their implementation process. Revenues from these initial fees are recognized ratably over the contractual term as a component of licensing revenue.
Sales-based licensing fees.   In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties at the later of when the sales occur based on our estimates or the completion of our performance obligations. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference between estimated and actual sales.
Fixed and guaranteed licensing fees.   In certain cases, our arrangements require the licensee to pay fixed, non-refundable fees independent of the actual number of units they may distribute in the future. In these cases, control is transferred and fees are recognized upon the later of contract execution or the effective date. Additionally and separate from initial fees from implementation licensees, our sales- and usage-based licensing agreements include a nominal fee, which is also recognized at a point in time in which control of the IP has been transferred. Revenues from these arrangements are included as a component of licensing revenue.
Recoveries.  Through compliance efforts, we identify under-reported licensed activity related to non-current periods. We may record a favorable or unfavorable revenue adjustment in connection with the findings from these compliance efforts generally upon resolution with the licensee through agreement of the findings, or upon receipt of the licensee’s correction statement. Revenues from these arrangements are included as a component of licensing revenue.
We undertake activities aimed at identifying potential unauthorized uses of our technologies, which when successful result in the recognition of revenue. Recoveries stem from third parties who agree to remit payments to us based on past use of our technology. In these scenarios, a legally binding contract did not exist at time of use of our technology, and therefore, we recognize revenue recoveries upon execution of the settlement contract as that is the point in time to which control is transferred. These revenues are classified as licensing revenue.
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
In addition to our licensing arrangements, we also enter into arrangements to deliver products and services.
Product Sales.   Revenue from the sale of products is recognized when the risk of ownership is transferred to the customer, which is generally upon shipment. Payments are generally made within 90 days of sale.
Services.  We provide various services, such as engineering services related to movie soundtrack print mastering, equipment training and maintenance, mixing room alignment, equalization, and image calibration, which we bill on a fixed fee and time and materials basis. Most of these services are of a short duration and are recognized as control of the performance obligations are transferred which is when the related services are performed.
Collaborative Arrangements.   We collaborate with established cinema exhibitors to offer Dolby Cinema, a branded premium cinema offering for movie audiences. Under such collaborations, Dolby and the exhibitor are both active participants, and share the risks and rewards associated with the business. Accordingly, these collaborations are governed by revenue sharing arrangements under which Dolby receives revenue based on monthly box office reports from exhibitors in exchange for the use of our imaging and sound technologies, our proprietary designs and trademark as well as for the use of our equipment at the exhibitor’s venue. The use of our equipment meets the definition of a lease, and for the related portion of Dolby's share of revenue, we apply ASC 840, Leases, and recognize revenue based on monthly box office reports from exhibitors. In subsequent periods, for the portion of revenue share that we estimated, we record a favorable or unfavorable adjustment for the difference between our estimated and actual share of box office receipts once the box office receipts reports become available from exhibitor partners. Our revenue share is recognized as licensing revenue in our consolidated statements of operations.
In addition, we also enter into agreements where a portion involves guaranteed payments, which in some cases result in classifying the payments as a sales-type lease. In such arrangements, we consider control to transfer at the point in time to which we have installed and tested the equipment, at which point we record such guaranteed payments as product revenue.
VIA Administration Fee. We generate service fees for managing patent pools on behalf of third party patent owners through our wholly-owned subsidiary, Via Licensing Corporation. As an agent to licensors in the patent pool, Via receives a share of the sales-based royalty that the patent pool licensors earn from licensees. As such, we apply the sales-based royalty exception as the service provided is directly related to the patent pool licensors’ provision of IP, which results in recognition based on estimates of the licensee’s quarter shipments that use the pool’s patents. In addition to sales-based royalties, Via also has contracts where the fees are fixed. The revenue share Via receives from licensors on fixed fee contracts is recognized over the term in which we are providing services associated with the fixed fee contract. We recognize our administrative fees net of the consideration paid to the patent licensors in the pool as licensing revenue.
Deferred revenue, which is a component of Contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. On December 28, 2018, we had $40.1 million of remaining performance obligations, 33% of which we expect to recognize as revenue in fiscal 2019, 22% in fiscal 2020, and the balance of 45% in fiscal years beyond 2020.

F.	Disaggregation of revenue
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Quarter Ended
	December 28, 2018		December 29, 2017
Revenue			(as adjusted)
Licensing	$260,279	86%	$270,172	90%
Products and services	42,097	14%	29,355	10%
Total revenue	$302,376	100%	$299,527	100%
The following table presents the composition of our licensing revenue for all periods presented:

	Fiscal Quarter Ended
	December 28, 2018		December 29, 2017
Market			(as adjusted)
Broadcast	$100,138	38%	$110,484	41%
PC	23,157	9%	20,351	8%
Mobile	34,173	13%	58,645	22%
CE	43,750	17%	37,730	14%
Other	59,061	23%	42,962	15%
Total licensing revenue	$260,279	100%	$270,172	100%
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

	Fiscal Quarter Ended
	December 28, 2018		December 29, 2017
Revenue By Geographic Location			(as adjusted)
United States	$119,799	40%	$78,746	26%
International	182,577	60%	220,781	74%
Total revenue	$302,376	100%	$299,527	100%

G.	Contract assets and liabilities
Our contract assets represent rights to consideration from licensees for the use of our IP that we have estimated and recognized as revenue in a given quarter in the absence of receiving actual royalty statements from licensees. These estimates reflect our best judgment at that time, and are developed using a number of inputs, including historical experience, anticipated performance, and third-party data. In the event that our estimates differ from actual amounts reported, we record an appropriate adjustment in the quarter in which the report is received which is typically the quarter following our estimate. Actual amounts reported are typically paid within sixty days. Our contract liabilities consist of advance payments and billings in excess of amounts earned, deferred revenue that is typically satisfied within one year, and deferred interest where we have significant financing. The non-current portion of contract liabilities is separately disclosed in our consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented:

	December 28, 2018	September 28, 2018	Change ($)	Change (%)
		(as adjusted)
Accounts receivable, net	$181,614	$200,933	$(19,319)	(10)%
Contract assets	199,480	165,959	33,521	20%
Contract liabilities - current	19,562	20,502	(940)	(5)%
Contract liabilities - non-current	23,115	22,853	262	1%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of December 28, 2018 and September 28, 2018 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

	December 28, 2018	September 28, 2018 (as adjusted)
Trade accounts receivable	$115,333	$108,929
Accounts receivable from patent administration program licensees	73,141	97,262
Accounts receivable, gross	188,474	206,191
Less: allowance for doubtful accounts	(6,860)	(5,258)
Total	$181,614	$200,933

Trade accounts receivable includes unbilled accounts receivable balances related to amounts that are contractually owed.
Inventories

	December 28, 2018	September 28, 2018
Raw materials	$8,087	$6,095
Work in process	4,116	4,044
Finished goods	15,562	16,067
Total	$27,765	$26,206

Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $3.0 million and $2.6 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of December 28, 2018 and September 28, 2018, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

	December 28, 2018	September 28, 2018 (as adjusted)
Prepaid expenses	$22,316	$18,508
Other current assets	14,936	13,946
Income tax receivable	2,349	2,436
Total	$39,601	$34,890

Accrued Liabilities

	December 28, 2018	September 28, 2018 (as adjusted)
Accrued royalties	$3,257	$2,648
Amounts payable to patent administration program partners	75,458	98,900
Accrued compensation and benefits	56,662	84,491
Accrued professional fees	14,252	9,749
Unpaid PP&E additions	20,253	13,956
Other accrued liabilities	95,209	63,223
Total	$265,091	$272,967
Other Non-Current Liabilities

	December 28, 2018	September 28, 2018
Supplemental retirement plan obligations	$3,190	$3,388
Non-current tax liabilities	133,322	129,253
Other liabilities	19,894	18,319
Total	$156,406	$150,960

5. Investments & Fair Value Measurements
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

	December 28, 2018
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$676,484			$676,484	$676,484
Cash equivalents:
Commercial paper	1,996	—	—	1,996		1,996
Money market funds	112,307	—	—	112,307	112,307
Cash and cash equivalents	790,787	—	—	790,787	788,791	1,996	—

Short-term investments:
Certificate of deposit (1)	12,645	8	(1)	12,652		12,652
U.S. agency securities	15,498	—	(147)	15,351		15,351
Government bonds	10,394	2	(11)	10,385	10,385
Commercial paper	8,450	1	(1)	8,450		8,450
Corporate bonds	100,814	5	(384)	100,435		100,435
Municipal debt securities	28,343	1	(60)	28,284		28,284
Short-term investments	176,144	17	(604)	175,557	10,385	165,172	—

Long-term investments:
Certificate of deposit (1)	430	—		430		430
U.S. agency securities	6,791	23	(74)	6,740		6,740
Government bonds	14,673	4	(184)	14,493	14,493
Corporate bonds	158,367	152	(1,493)	157,026		157,026
Municipal debt securities	21,852	42	(37)	21,857		21,857
Other long-term investments (2)	783	99		882	99	—
Long-term investments	202,896	320	(1,788)	201,428	14,592	186,053	—

Total cash, cash equivalents, and investments	$1,169,827	$337	$(2,392)	$1,167,772	$813,768	$353,221	$—

Investments held in supplemental retirement plan:
Assets	3,288			3,288	3,288
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	3,288			3,288	3,288
Included in accrued liabilities & other non-current liabilities

(1)	Certificates of deposit include marketable securities, while those with a maturity in excess of one year as of December 28, 2018 are classified within long-term investments.

(2)
Other long-term investments as of December 28, 2018 include a marketable equity security of $0.1 million, and other investments that are not carried at fair value including an equity method investment of $0.8 million.

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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for twelve months or greater as of December 28, 2018 and September 28, 2018 (in thousands):

	December 28, 2018				September 28, 2018
	Less Than 12 Months		12 Months Or Greater		Less Than 12 Months		12 Months Or Greater
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$1,299	$—	$—	$—	$—	$—	$—	$—
U.S. agency securities	—	—	20,069	(221)	—	—	21,486	(302)
Government bonds	5,455	(37)	9,519	(157)	16,633	(332)	—	—
Commercial paper	7,047	(1)	—	—	5,737	(1)	—	—
Corporate bonds	80,200	(381)	124,808	(1,497)	143,051	(1,680)	52,162	(624)
Municipal debt securities	17,250	(29)	18,731	(67)	41,058	(191)	6,965	(41)
Total	$111,251	$(448)	$173,127	$(1,942)	$206,479	$(2,204)	$80,613	$(967)
Although we had certain securities that were in an unrealized loss position as of December 28, 2018, we expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at either December 28, 2018 or September 28, 2018 to represent an other–than–temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of December 28, 2018 and September 28, 2018, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	December 28, 2018		September 28, 2018
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$290,447	$289,860	$191,241	$190,541
Due in 1 to 2 years	138,303	136,797	122,131	120,545
Due in 2 to 3 years	63,810	63,749	67,423	66,637
Total	$492,560	$490,406	$380,795	$377,723

6. Property, Plant, & Equipment
Property, plant, and equipment are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our consolidated statements of operations. PP&E consist of the following (in thousands):

	December 28, 2018	September 28, 2018
Land	$43,292	$43,342
Buildings and building improvements	283,519	283,474
Leasehold improvements	68,015	66,866
Machinery and equipment	118,045	111,603
Computer equipment and software	196,724	194,079
Furniture and fixtures	30,592	30,556
Equipment provided under operating leases	147,653	139,201
Construction-in-progress	10,721	7,342
Property, plant, and equipment, gross	898,561	876,463
Less: accumulated depreciation	(375,368)	(362,281)
Property, plant, & equipment, net	$523,193	$514,182

7. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 28, 2018	$327,982
Acquired goodwill	—
Translation adjustments	(1,126)
Balance at December 28, 2018	$326,856
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	December 28, 2018			September 28, 2018
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$330,705	$(158,107)	$172,598	$319,082	$(152,775)	$166,307
Customer relationships	58,327	(41,812)	16,515	58,342	(41,012)	17,330
Other intangibles	22,723	(22,360)	363	22,742	(22,360)	382
Total	$411,755	$(222,279)	$189,476	$400,166	$(216,147)	$184,019
We purchase various patents and developed technologies that enable us to further develop our audio, imaging, and potential product offerings.
With regard to our purchase of intangible assets during the periods presented, the following table summarizes the consideration paid, the weighted-average useful lives over which the acquired assets will be amortized using the greater of either the straight-line basis or a ratio-to-revenue method, and the classification of their amortized expense in our consolidated statements of operations:

Fiscal Period	Total Purchase Consideration (1)	Weighted-Average Useful Life
	(in millions)	(in years)
Fiscal 2018
Q1 - Quarter ended December 29, 2017	$12.0	14.1
Fiscal 2019
Q1 - Quarter ended December 28, 2018	$12.1	11.6
(1) Amortization expense on the intangible assets from patent portfolio and business acquisitions is included within cost of revenue, R&D, and G&A in our consolidated statements of operations.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D, S&M, and G&A expenses in our consolidated statements of operations. Amortization expense was $6.6 million and $6.5 million in the first quarter of fiscal 2019 and 2018, respectively. As of December 28, 2018, estimated amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2019	$21,402
2020	28,227
2021	28,201
2022	25,630
2023	22,284
Thereafter	63,732
Total	$189,476

8. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At December 28, 2018, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At December 28, 2018, we had 64,270,978 shares of Class A common stock and 38,229,820 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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

On December 15, 2018, we granted PSOs to our executive officers exercisable for an aggregate of 241,100 shares at the target award amount, which would be exercisable up to an aggregate of 301,375 shares at 125% of the target award amount. On December 15, 2017, we granted PSOs to our executive officers exercisable for an aggregate of 264,000 shares at the target award amount, which would be exercisable up to an aggregate of 330,000 shares at 125% of the target award amount. On December 15, 2016, we granted PSOs to our executive officers exercisable for an aggregate of 276,199 shares at the target award amount, which would be exercisable up to an aggregate of 345,248 shares at 125% of the target award amount. On December 15, 2015, we granted PSOs to our executive officers, which vested in December 2018 at 125% of the target award amount, for an aggregate of 334,623 shares. As of December 28, 2018, PSOs which would be exercisable for an aggregate of 758,299 shares at the target award amount (1,282,496 at 125% of the target award amount) were outstanding.
The following table summarizes information about all stock options issued under our 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 28, 2018	7,365	$43.61
Grants	1,241	64.60
Exercises	(190)	38.43
Forfeitures and cancellations	(34)	48.93
Options outstanding at December 28, 2018	8,382	46.73	6.75	$125,013
Options vested and expected to vest at December 28, 2018	7,867	45.79	6.63	123,860
Options exercisable at December 28, 2018	4,579	$39.07	5.50	100,025

(1)	Aggregate intrinsic value is based on the closing price of our Class A common stock on December 28, 2018 of $60.83 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers, and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vested over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vested over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria, although no such awards had been granted as of December 28, 2018. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our Class A common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 28, 2018	2,806	$51.62
Granted	1,155	65.08
Vested	(876)	46.82
Forfeitures	(36)	50.29
Non-vested at December 28, 2018	3,049	$58.11
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
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended
	December 28, 2018	December 29, 2017
Expected life (in years)	4.90	5.06
Risk-free interest rate	2.7%	2.2%
Expected stock price volatility	22.9%	22.6%
Dividend yield	1.1%	1.1%
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
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):

Expense - By Award Type

	Fiscal Quarter Ended
	December 28, 2018	December 29, 2017
Compensation expense - by type
Stock options	$5,022	$6,964
Restricted stock units	15,375	10,780
Employee stock purchase plan	1,085	940
Total stock-based compensation	21,482	18,684
Benefit from income taxes	(3,760)	(3,896)
Total stock-based compensation, net of tax	$17,722	$14,788

Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended
	December 28, 2018	December 29, 2017
Compensation expense - by classification
Cost of products and services	$488	$380
Research and development	6,241	4,877
Sales and marketing	8,217	5,951
General and administrative	6,536	7,476
Total stock-based compensation expense	21,482	18,684
Benefit from income taxes	(3,760)	(3,896)
Total stock-based compensation, net of tax	$17,722	$14,788
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended
	December 28, 2018	December 29, 2017
Tax benefit - shares issued under ESPP	$142	$305
Unrecognized Compensation Expense.    At December 28, 2018, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $37.3 million, which is expected to be recognized over a weighted-average period of 2.6 years. At December 28, 2018, total unrecorded compensation expense associated with RSUs expected to vest was approximately $143.8 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of December 28, 2018 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Total	$1,650,000

Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of December 28, 2018, the remaining authorization to purchase additional shares is approximately $239.0 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2019:

Quarterly Repurchase Activity	Shares Repurchased	Cost in thousands (1)	Average Price Paid Per Share (2)

Q1 - Quarter ended December 28, 2018	1,642,107	$112,570	$68.54

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program in relation to fiscal 2019:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2019
Q1 - Quarter ended December 28, 2018	January 30, 2019	February 12, 2019	February 21, 2019	$0.19	$19.5 million	(1)

(1)	The amount of the dividend payment is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

9. Accumulated Other Comprehensive Income
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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended December 28, 2018
	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$(2,948)	$(12,884)	$(15,832)
Other comprehensive income before reclassifications:			—
Unrealized gains/(losses) - investment securities	931		931
Foreign currency translation gains/(losses) (1)		(3,577)	(3,577)
Income tax effect - benefit/(expense)	—	—	—
Net of tax	931	(3,577)	(2,646)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) - investment securities (1)	(201)		(201)
Income tax effect - benefit/(expense) (2)	40		40
Net of tax	(161)	—	(161)
Net current-period other comprehensive income/(loss)	770	(3,577)	(2,807)
Ending Balance	$(2,178)	$(16,461)	$(18,639)

	Fiscal Quarter Ended December 29, 2017
	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$(377)	$(7,376)	$(7,753)
Other comprehensive income before reclassifications:
Unrealized gains/(losses) - investment securities	(1,696)		(1,696)
Foreign currency translation gains/(losses) (1)		1,498	1,498
Income tax effect - benefit/(expense)	87	(274)	(187)
Net of tax	(1,609)	1,224	(385)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) - investment securities (1)	20		20
Income tax effect - benefit/(expense) (2)	(4)		(4)
Net of tax	16	—	16
Net current-period other comprehensive income/(loss)	(1,593)	1,224	(369)
Ending Balance	$(1,970)	$(6,152)	$(8,122)

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
Basic and diluted EPS are computed independently for each fiscal quarter and year-to-date period, which involves the use of different weighted-average share count figures relating to quarterly and annual periods. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of all four quarter-to-date EPS figures may not equal year-to-date EPS.

Potentially dilutive shares represent the hypothetical number of incremental shares issuable under the assumed exercise of outstanding stock options (both vested and non-vested) and vesting of outstanding RSUs. The calculation of dilutive shares outstanding excludes out-of-the-money stock options.

The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended
	December 28, 2018	December 29, 2017 (as adjusted)
Numerator:
Net income/(loss) attributable to Dolby Laboratories, Inc.	$98,219	$(53,302)

Denominator:
Weighted-average shares outstanding—basic	102,677	102,552
Potential common shares from options to purchase common stock	2,251	—
Potential common shares from restricted stock units	1,202	—
Weighted-average shares outstanding—diluted	106,130	102,552

Net income/(loss) per share attributable to Dolby Laboratories, Inc.:
Basic	$0.96	$(0.52)
Diluted	$0.93	$(0.52)

Antidilutive awards excluded from calculation:
Stock options	1,583	2,424
Restricted stock units	10	1,358

11. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Tax Act Enacted in 2017

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries; (4) capitalizing specific R&D expenses which are amortized over five to 15 years; and (5) other changes to how foreign and domestic earnings are taxed.

Our accounting for the impact of the Tax Act has been completed in the first quarter of fiscal 2019 in accordance with the Staff Accounting Bulletin No. 118 measurement period. As of September 28, 2018, we had recorded a provisional amount for the Tax Act of $121.4 million. During the period ended December 28, 2018, we recorded a $35.0 million reduction to our provisional Tax Act amount resulting from completion of our evaluation of the income tax effects of indirect taxes related to the Deemed Repatriation Transition Tax ("Transition Tax") on our deferred tax assets. We also recorded a $1.0 million reduction to our provisional Tax Act amount due to finalizing our total estimate of the Transition Tax obligation. The final recorded amount related to the Tax Act was $85.4 million as of the period ended December 28, 2018.

On January 18, 2019, the U.S. Department of the Treasury issued final regulations on the Transition Tax related to deemed paid foreign taxes eliminating a benefit we previously expected to realize. We will record an additional $18.9 million tax expense in the quarter of enactment which is our quarter ending March 29, 2019.

Even though the accounting for the tax effects of the Tax Act is complete, there may be additional tax effects of the Tax Act that may impact the Company's future financial statement upon finalization of law, regulations, and additional guidance.

We have included the impact of new provisions effective in our fiscal 2019 in our effective tax rate. The Tax Act imposes a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries' tangible assets ("minimum foreign tax") in the year earned. Our accounting policy is to treat the minimum foreign tax as a current expense in the year incurred and have not provided deferred taxes on temporary differences related to such minimum foreign tax.

As a result of the adoption of ASC 606, we reduced our deferred tax assets by $26.3 million at the beginning of our first quarter of fiscal 2019.
Unrecognized Tax Benefit
As of December 28, 2018, the total amount of gross unrecognized tax benefits was $103.8 million, of which $64.6 million, if recognized, would reduce our effective tax rate. As of September 28, 2018, the total amount of gross unrecognized tax benefits was $102.0 million, of which $96.9 million, if recognized, would reduce our effective tax rate. The decrease in the amount which would reduce our effective tax rate from fiscal 2018 is primarily due to the $35.0 million deferred tax asset established in fiscal 2019 for the indirect effects of Transition Tax discussed previously. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
Effective Tax Rate
Each period, the combination of different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions, that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the first quarter of fiscal 2019 was (32.5)%, compared with our Federal statutory rate of 21% and with our effective tax rate in the first quarter of fiscal 2018 of 155.1%. The decrease from the Federal statutory rate and effective tax rate from fiscal 2018 was primarily due to the large, one-time impact of the Tax Act in the prior year adjusted for new regulations.

12. Restructuring
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

Severance and associated costs
Restructuring charges	$12,856
Cash payments	(168)
Non-cash and other adjustments	—
Balance at September 29, 2017	$12,688
Restructuring charges	23
Cash payments	(12,054)
Non-cash and other adjustments	(537)
Balance at December 28, 2018	$120
Accruals for restructuring charges are included within accrued liabilities in our consolidated balance sheets while restructuring charges/(credits) are included within restructuring charges/(credits) in our consolidated statements of operations.

13. Legal Matters
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

14. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of December 28, 2018 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Naming rights	$3,906	$7,909	$8,008	$8,108	$8,209	$78,656	$114,796
Operating leases	14,558	14,545	11,314	9,749	9,028	19,475	78,669
Purchase obligations	45,906	69,418	1,284	367	—	—	116,975
Donation commitments	8,245	297	97	97	97	761	9,594
Total	$72,615	$92,169	$20,703	$18,321	$17,334	$98,892	$320,034
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

OVERVIEW
Dolby Laboratories creates audio and imaging technologies that transform entertainment and communications at the cinema, at home, at work, and on mobile devices. Founded in 1965, our strengths stem from expertise in analog and digital signal processing and digital compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multiple offerings that enable more immersive sound for cinema, digital television transmissions and devices, OTT video services, DVD and Blu-ray Discs, gaming consoles, and mobile devices. Today, we derive the majority of our revenue from licensing our audio technologies. We also derive revenue from licensing our consumer imaging and communication technologies, as well as audio and imaging technologies for premium cinema offerings in collaboration with exhibitors. Finally, we provide products and services for a variety of applications in the cinema, broadcast, communications, and home entertainment markets.
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
REVENUE GENERATION
We have active licensing arrangements with over 500 electronics product OEMs and software developers. As of December 28, 2018, we had approximately 9,900 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,100 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
Licensing
We license our technologies to a range of customers who incorporate them into their products for enhanced audio and imaging functionality whether it be at home, at work, on mobile devices, or at the cinema. Our key technologies are summarized in the table below. As it relates to AAC, HE-AAC, and HEVC, we jointly participate in patent licensing programs with other patent owners.

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
Dolby Vision™
An imaging technology combining high dynamic range and dynamic metadata to deliver higher color contrast, brighter contrast, and improved details for cinema and a wide range of media devices, including TVs, mobile devices, gaming consoles, and STBs.

Dolby Voice®	An audio conferencing technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended
Market	December 28, 2018	December 29, 2017	Main Offerings Incorporating Our Technologies
Broadcast	38%	41%	STBs & Televisions
Mobile	13%	22%	Smartphones & Tablets
CE	17%	14%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, DVDs, & HTIBs
PC	9%	8%	Windows and macOS operating systems
Other	23%	15%	Gaming consoles, Auto DVD, Dolby Cinema, Dolby Voice
Total	100%	100%
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
Patent Licensing Model.    We license our patents through patent pools which are arrangements between multiple patent owners to jointly offer and license pooled patents to licensees. We also license our patents directly to manufacturers that use our IP in their products. Finally, we generate service fees for managing patent pools on behalf of third party patent owners through our wholly-owned subsidiary, Via Licensing Corporation. By aggregating and offering pooled IP, patent pools deliver efficiencies that reduce transactional costs for both IP owners and licensees. The Via Licensing patent pools enable product manufacturers to efficiently and transparently secure patent licenses for audio coding, interactive television, digital radio, and wireless technologies. We offer our patents related to AAC, AVC, HE-AAC, HEVC, and other IP through patent licensing. Currently, most of our revenue earned from patent licensing relates to the licensing of our patents related to AAC and HE-AAC technologies.
Collaboration Arrangements.
Dolby Cinema: We partner with exhibitors to deliver a premium cinema offering with Dolby Vision and Dolby Atmos at new and pre-existing venues. We receive a share of revenue at Dolby Cinema sites through box office receipts at the installed theaters, which is recognized as licensing revenue. In some instances, we also receive fixed or minimum amounts upfront, which are accounted for in our products and services revenue.
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
Recoveries: Licensing revenue recognized in any given quarter may include non–current quarter revenue from licensees and or settlements with third parties. Within the Results of Operations section of Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," settlements and non-current quarter revenues are collectively referred to as "recoveries." Such recoveries have become a recurring element of our business and are particularly subject to fluctuation and unpredictability.
Products and Services
We design and manufacture audio and imaging products for the cinema, television, broadcast, and entertainment industries. Distributed in over 90 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. We also market and sell products, as discussed above, which help improve the conference call experience when using Dolby Voice. We also earn revenue from Dolby Cinema arrangements that have fixed or minimum amounts, which are included in products sales.
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
Products and services revenue is derived primarily from sales of the following:

Product		Description
Cinema	Cinema Imaging Products
Digital Cinema Servers used to load, store, decrypt, decode, watermark, and playback digital film files for presentation on digital cinema projectors and software used to encrypt, encode, and package digital media files for distribution.

	Cinema Audio Products	Cinema Processors, amplifiers, and loudspeakers used to decode, render, and optimally playback digital cinema soundtracks including those using Dolby Atmos.
Other	Dolby Conference Phone	An integral hardware component of the Dolby Voice conferencing solution that enhances full-room voice capture, spatial voice separation, and playback.
	Dolby Voice Room	Video conferencing solution for huddle rooms and small conference rooms that combines a camera product with the Dolby Conference Phone.
	Dolby Dimension™	Wireless headphones designed for the home featuring Dolby LifeMix™ technology that allows users the ability to control the volume of sound from their surroundings while also listening to content.
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

EXPANDING OUR LEADERSHIP IN AUDIO AND IMAGING ENTERTAINMENT EXPERIENCES
AUDIO AND IMAGING LICENSING
The majority of our licensing revenue is derived from the licensing of audio and imaging technologies for premium entertainment playback. Our audio technologies are primarily comprised of DD+, Dolby Atmos, AC-4, and our AAC and HE-AAC technologies and related patent licensing programs. Our imaging technologies are primarily comprised of Dolby Vision and our AVC and HEVC technologies and related patent licensing programs. The following are highlights of our first quarter of fiscal 2019 and key challenges related to audio and imaging licensing, by market.
Broadcast
Highlights: We have an established presence in developed markets with respect to our DD+ and HE-AAC audio technologies in broadcast services and devices. In recent years, we have expanded our offerings in the broadcast market through the introduction of newer technologies, including our Dolby Atmos and AC-4 audio technologies, Dolby Vision, as well as AVC, and HEVC imaging technologies which we jointly participate in through patent pools.
We continue to see new products introduced in the broadcast market that incorporate our technologies, such as TVs that feature the combined experience of Dolby Atmos and Dolby Vision. At CES in January 2019, Panasonic announced that they will be offering TVs with Dolby Atmos and Dolby Vision. Panasonic joins the growing list of TV partners offering both Dolby Atmos and Dolby Vision, such as LG, Sony, TCL, Skyworth, and Hisense.
The distribution of content available in either Dolby Atmos, or Dolby Vision, or the combined format of Dolby Atmos and Dolby Vision also continues to grow with support from leading OTT providers around the world, including Netflix, iTunes, Amazon, Tencent, Rakuten, and iQiYi. Currently, iTunes has over 400 titles available in Dolby Vision.
Key Challenges: Our pursuit of growth and further adoption of our technologies may be impacted by a number of factors. In some emerging growth countries, such as China, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies. We must continue to present compelling reasons for consumers to demand our audio and imaging technologies, including ensuring that there is a breadth of available content in our formats, and such content is being widely distributed. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Additionally, in the broadcast market, as well as other markets, we also face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements.
Consumer Electronics
Highlights: We have an established presence in the home theater market across devices, such as AVRs, Blu-Ray players, and DMAs, through the inclusion of our DD+ technology and increasingly through the inclusion of our Dolby Atmos technology. These hardware offerings can be paired with a growing array of Dolby enabled content via OTT services and Blu-ray discs. Apple currently supports Dolby Atmos and Dolby Vision on Apple TV 4K and iTunes, while Amazon supports Dolby Atmos and Dolby Vision on the 4K Fire TV and Amazon Prime Video. Many of these devices are available at lower price points, making the technology available to a broader range of consumers.
Key Challenges: We must continue to present compelling reasons for consumers to demand our technologies wherever they enjoy entertainment content. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted.

Mobile
Highlights: We continue to focus on adoption of our technologies across major mobile ecosystems such as Apple, Android, and Amazon. HE-AAC and HEVC are de facto audio and video standards across mobile devices, respectively. We offer these technologies through our patent licensing programs.
Dolby Vision is included in mobile devices such as Apple's iPhone X, iPhone 8, and iPad Pro. There are several Dolby Atmos-enabled mobile devices available in the market from a growing list of partners such as Samsung, Huawei, Amazon, and Lenovo.
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
Personal Computers
Highlights: DD+ continues to enhance playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through new types of content, including streaming video entertainment. A number of PCs are available with Dolby Atmos from partners such as Huawei, Xiaomi, and Lenovo. Dell recently announced its first PC model to support Dolby Vision, and Lenovo recently expanded their lineup of PCs that support both Dolby Vision and Dolby Atmos.
Key Challenges: PC revenues have been impacted by a decline in the portion of PCs that have optical disc functionality which has resulted in a decline in our ASPs. If declining conditions and trends persist, and OEMs do not incorporate our technologies in current and future products, our PC revenues could face continuing downward pressure. We must continuously collaborate with PC manufacturers to incorporate our technologies, and we must continue to support the development and distribution of Dolby content via various ecosystems.
Other
Highlights: DD+ is incorporated in both the Xbox and PlayStation gaming consoles and platforms. In addition, Dolby Atmos is enabled for Xbox One, which enables playback on devices such as Dolby Atmos soundbars and AVRs. In the first quarter of fiscal 2019, Xbox released the first gaming console supporting the combined experience of Dolby Atmos and Dolby Vision. Customers can purchase an OEM gaming headset bundled with Dolby Atmos for Headphones, or an app on the Microsoft app store to enable Dolby Atmos on their headphones.
We also generate revenue from the automotive industry primarily through disc playback devices as well as other elements of the entertainment system.
Key Challenges: The gaming console market continues to be challenged by competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base. This may impact our future revenues.
CINEMA AND OTHER
Cinema Products & Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers and audio processors to cinema exhibitors globally. We continue to see adoption of Dolby Atmos by studios, content creators, post-production facilities, and exhibitors. As of the end of first quarter of fiscal 2019, there were over 4,300 Dolby Atmos-enabled screens installed, and over 1,000 Dolby Atmos theatrical titles announced or released.
We also offer a variety of newer cinema products, which include the IMS3000, an integrated imaging and audio server with Dolby Atmos, the Dolby Multichannel Amplifier, and our 3-Axis speaker. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost effective than what was previously available to them.

Key Challenges: Demand for our cinema products is dependent upon industry and economic cycles and box office performance generally, along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in the China market, which is subject to economic risks as well as geo-political risks. To the extent that we do not make progress in these areas, or are faced with pricing pressures or competing technologies, our revenue may be affected.
Dolby Cinema
Highlights: During the first quarter of fiscal 2019, we continued to expand our global presence for Dolby Cinema. At the end of the quarter, we had approximately 190 Dolby Cinema locations in operation, compared to approximately 130 a year ago. We have over 400 Dolby Cinema locations open or committed around the world with more than 20 exhibitor partners. The breadth of motion pictures for Dolby Cinema continues to grow with over 200 theatrical titles with Dolby Vision and Dolby Atmos having been announced or released from every major studio.
Key Challenges: Although the premium large format market for the cinema industry is currently growing, Dolby Cinema is in competition with other existing offerings. Our success depends on our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering will be tied to the success of motion pictures available at Dolby Cinema locations and box office performance generally.
Dolby Voice
Highlights: In the first quarter of fiscal 2019, we continued to see growth in our newest audio and video conferencing offering, Dolby Voice Room, which is aimed at customers in the growing huddle room space. Currently, we have two Dolby Voice Room partners shipping units, BlueJeans and Highfive. We continue to focus on expanding Dolby Voice’s availability to the global market for audio and video conferencing services.
Key Challenges: Our success in this market will depend on the number of service providers and enterprise customers we are able to attract from competing conferencing service providers, the volume of products that we are able to sell, and the volume of usage of the service.

Dolby Dimension
In the first quarter of fiscal 2019, we introduced Dolby Dimension, a wireless headphone that provides consumers with an innovative way to experience shows, movies, and music at home.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASC 606") on September 29, 2018 resulting in a material change to the “Revenue Recognition” critical accounting policy in fiscal 2019. In accordance with ASC 606, we estimate and record royalty-based revenue earned from our licensees’ shipments in the same period in which those shipments occur, instead of recognizing our royalty-based revenue in the quarter in which it is reported to us by our licensees, which is typically in the quarter after those shipments have occurred. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates are adjusted in the subsequent quarter by recording a favorable or unfavorable adjustment based on the difference between estimated and actual sales when we receive royalty statements from licensees.
There have been no material changes to the other critical accounting policies and estimates from those included in the 2018 Form 10-K as per Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included therein.

RESULTS OF OPERATIONS
For each line item included on our consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). Note that adjustments related to previously under–reported sales–based royalties as well as unlicensed settlement activity, are collectively referred to as "recoveries."
Revenue and Gross Margin
Licensing
Licensing revenue consists of fees earned from licensing our technologies to customers who incorporate them into their products and services to enable and enhance audio, imaging, and voice capabilities. The technologies that we license are either internally developed, acquired, or licensed from third parties. A significant portion of our licensing revenue pertains to customer-shipment royalties that we recognize based on estimates of our licensees’ shipments in the current period. Within the current period, to the extent that shipment data reported by licensees differs from estimates we made and recorded in the prior quarter, we recognize an adjustment to revenue for such difference. As we adopted ASC 606 in the first quarter of fiscal 2019, the current period's licensing revenue includes the first estimated royalty-based revenue earned from our customers. Accordingly, no adjustment pertaining to a prior period's estimate was necessary, as the recast of all prior quarters' revenue was informed by actual statements received prior to the completion of the recast. Our comparison fiscal 2018 quarters as recast under ASC 606 will reflect the impact of certain contract modifications which results in a reduction of our previously reported revenues in those periods.
Our cost of licensing consists mainly of amortization of purchased intangible assets and intangible assets acquired in business combinations, depreciation, third party royalty obligations, and associated fees.

	Fiscal Quarter Ended		Change
Licensing	December 28, 2018	December 29, 2017 (as adjusted)	$	%
Revenue	$260,279	$270,172	$(9,893)	(4)%
Percentage of total revenue	86%	90%
Cost of licensing	11,397	9,259	2,138	23%
Gross margin	248,882	260,913	(12,031)	(5)%
Gross margin percentage	96%	97%

Current Quarter: Q1 2019 vs. Q1 2018

Factor	Revenue		Gross Margin
Mobile	â	Lower revenues from recoveries	ßà	No significant fluctuations
Other	á	Higher revenues from automotive recoveries, Dolby Cinema, and gaming, partially offset by lower revenues from patent licensing
CE	á	Higher patent licensing, timing of payments, and higher adoption of our technologies in soundbars
PC	á	Higher revenues due to the timing of payments, higher patent licensing, partially offset by lower ASP from decreasing number of PCs with optical disc functionality
Broadcast	â	Lower recoveries and timing of payments, offset by higher patent licensing

Products and Services

Products revenue is generated from the sale of audio, imaging, and voice products for the cinema, television broadcast, communications, and consumer products industries. Also in product revenue are amounts relating to Dolby Cinema arrangements that involve fixed or minimum amounts. Cost of products consists of materials, labor, and manufacturing overhead, amortization of certain intangible assets, as well as third party royalty obligations.
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

	Fiscal Quarter Ended		Change
Products and Services	December 28, 2018	December 29, 2017 (as adjusted)	$	%
Revenue	$42,097	$29,355	$12,742	43%
Percentage of total revenue	14%	10%
Cost of products and services	27,232	21,634	5,598	26%
Gross margin	14,865	7,721	7,144	93%
Gross margin percentage	35%	26%

Current Quarter: Q1 2019 vs. Q1 2018

Factor	Revenue		Gross Margin
Products	á	Higher revenues from Dolby Cinema, cinema equipment, and higher units of Dolby Voice products	á	Improved mix of products and lower excess & obsolete charges
Services	ßà	No significant fluctuations	á	Higher utilization of available capacity
Operating Expenses
Research & Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change
	December 28, 2018	December 29, 2017	$	%
Research and development	$58,647	$56,444	$2,203	4%
Percentage of total revenue	19%	19%

Current Quarter: Q1 2019 vs. Q1 2018

Category	Key Drivers
Stock-Based Compensation	á	Higher fair value of award grants
Compensation & Benefits	á	Higher costs related to merit increases across employee base

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

	Fiscal Quarter Ended		Change
	December 28, 2018	December 29, 2017	$	%
Sales and marketing	$85,602	$70,149	$15,453	22%
Percentage of total revenue	28%	23%

Current Quarter: Q1 2019 vs. Q1 2018

Category	Key Drivers
Marketing Programs	á	Higher costs related to marketing programs and new product launches
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
Stock-Based Compensation	á	Higher fair value of award grants

General & Administrative

G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change
	December 28, 2018	December 29, 2017	$	%
General and administrative	$50,813	$48,285	$2,528	5%
Percentage of total revenue	17%	16%

Current Quarter: Q1 2019 vs. Q1 2018

Category	Key Drivers
Legal, Professional, & Consulting	á	Higher costs associated with various legal activities, and patent filings
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change
	December 28, 2018	December 29, 2017	$	%
Other income/(expense)	$5,583	$2,594	$2,989	115%
Percentage of total revenue	2%	1%

Current Quarter: Q1 2019 vs. Q1 2018

Category	Key Drivers
Other Income/(Expense)	â	Decrease in other expense due to lower foreign currency translation losses
Interest Income	á	Higher yields on our investment balances
Income Taxes

Our effective tax rate is based on our annual fiscal year results and is affected each period-end by several factors. These include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions that may occur in, but are not necessarily consistent, between periods. For additional information related to effective tax rates, see Note 11 “Income Taxes” to our unaudited interim condensed consolidated financial statements.

	Fiscal Quarter Ended
	December 28, 2018	December 29, 2017 (as adjusted)
Provision for income taxes	$24,104	$(149,705)
Effective tax rate	(32.5)%	155.1%

Current Quarter: Q1 2019 vs. Q1 2018

Factor	Impact On Effective Tax Rate
Enactment of Tax Act	á
Lower tax expense due to the large, one-time impact of US tax reform in the prior year, tax credits recognized in the current year related to new regulations, and the reduction of the federal statutory rate

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of December 28, 2018, we had cash and cash equivalents of $790.8 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $377.0 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities.
Of our total cash, cash equivalents, and investments held as of December 28, 2018, approximately $560.7 million, or 48%, was held by our foreign subsidiaries. This represented a $16.0 million increase from the approximately $544.7 million that was held by our foreign subsidiaries as of September 28, 2018.
The following table presents selected financial information as of December 28, 2018 and September 28, 2018 (amounts displayed are in thousands):

	December 28, 2018	September 28, 2018 (as adjusted)
Cash and cash equivalents	$790,787	$918,063
Short-term investments	175,557	178,138
Long-term investments	201,428	187,782
Accounts receivable, net	181,614	200,933
Accounts payable and accrued liabilities	274,902	294,889
Working capital	1,129,218	1,213,305
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
Shareholder Return
We have returned cash to stockholders through repurchases of Class A common stock under our repurchase program initiated in fiscal 2010 and our quarterly dividend program initiated in fiscal 2015. Refer to Note 8 "Stockholders' Equity & Stock-Based Compensation" to our unaudited interim condensed consolidated financial statements for a summary of dividend payments made under the program during fiscal 2019 and additional information regarding our stock repurchase program.
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $1.4 billion of stock repurchases.
Quarterly Dividend Program. During the first quarter of fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. Under the program, current quarterly dividends of $0.19 per share are paid on our Class A and Class B common stock to eligible stockholders of record for each respective dividend record date.

Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (amounts displayed in thousands, except as otherwise noted).
Operating Activities

	Fiscal Quarter Ended
	December 28, 2018	December 29, 2017
Net cash provided by operating activities	$56,952	$17,149
Net cash provided by operating activities increased $39.8 million in the fiscal quarter-to-date period ended December 28, 2018 as compared to the fiscal quarter-to-date period ended December 29, 2017, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	á	Net loss in Q1 fiscal 2018 due to impact of the Tax Act
Income Taxes, Net	â	Lower long term tax liabilities due to the Tax Act
Investing Activities

	Fiscal Quarter Ended
	December 28, 2018	December 29, 2017
Net cash used in investing activities	$(41,566)	$(27,093)
Net cash used investing activities was $14.5 million greater in the fiscal quarter-to-date period ended December 28, 2018 as compared to the fiscal quarter-to-date period ended December 29, 2017, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds From Investments	â	Lower inflows from the sale & maturity of marketable investment securities
Purchase Of Investments	á	Lower outflows for the purchase of marketable investment securities
Financing Activities

	Fiscal Quarter Ended
	December 28, 2018	December 29, 2017
Net cash used in financing activities	$(138,431)	$(21,274)
Net cash used in financing activities was $117.2 million greater in the fiscal quarter-to-date period ended December 28, 2018 as compared to the fiscal quarter-to-date period ended December 29, 2017, primarily due to the following:

Factor	Impact On Cash Flows
Common Stock Issuance	â	Lower inflows from employee stock option exercises
Share Repurchases	â	Higher outflows from increases in common stock repurchases
Off-Balance Sheet Arrangements and Contractual Obligations
Our liquidity is not dependent upon the use of off-balance sheet financing arrangements, and we have not entered into any arrangements that are expected to have a material effect on liquidity or the availability of capital resources. Since the end of our most recent fiscal year ended September 28, 2018, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business. For additional details regarding our contractual obligations, see Note 14 “Commitments & Contingencies” to our unaudited interim condensed consolidated financial statements.

Indemnification Clauses
We are party to certain contractual agreements under which we have agreed to provide indemnification of varying scope and duration to the other party relating to our licensed IP. Historically, we have not made any payments for these indemnification obligations and no amounts have been accrued in our consolidated financial statements with respect to these obligations. Since the terms and conditions of the indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. For additional details regarding indemnification clauses within our contractual agreements, see Note 14 “Commitments & Contingencies” to our unaudited interim condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of December 28, 2018, we had cash and cash equivalents of $790.8 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $377.0 million, which consisted primarily of municipal debt securities, corporate bonds, government bonds, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At December 28, 2018, the weighted-average credit quality of our investment portfolio was AA, with a weighted-average maturity of approximately thirteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of December 28, 2018, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $3.8 million and $1.9 million, respectively.
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
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of December 28, 2018 and September 28, 2018, the outstanding derivative instruments had maturities of equal to or less than 31 days, and the total notional amounts of outstanding contracts were $26.7 million and $25.1 million, respectively. The fair values of these contracts were nominal as of December 28, 2018 and September 28, 2018, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of December 28, 2018. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $0.8 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $0.8 million.

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
Changes in Internal Control Over Financial Reporting
The Company adopted ASC 606, “Revenue from Contracts with Customers” beginning September 29, 2018. As a result of this adoption, we implemented new processes and internal controls related to the estimation of licensing revenues. There were no other changes in our internal control over financial reporting during the fiscal quarter ended December 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Cinema Industry Risks. Revenue from Dolby Cinema and cinema product sales is subject to the pace of construction or upgrade of screens, the advent of new or competing technologies, the willingness of movie studios to produce films in our Dolby Atmos and Dolby Vision formats, consumer trends, box-office performance generally, and other events or conditions in the cinema industry. Although we have invested, and expect to continue to invest, a substantial amount of time and resources developing Dolby Cinema and building our partnerships in connection with the launch of Dolby Cinema locations, this is a relatively new market for us and we may not recognize a meaningful amount of revenue from these efforts in the near future, or at all, if new Dolby Cinema locations are not ultimately successful, or if there is a decrease in the performance of our existing locations. Additionally, we have collaborations with multiple exhibitors in foreign markets, including Asia, Europe, and the Middle East, and we may face a number of risks in expanding Dolby Cinema in these and other new international markets. The revenue we receive from Dolby Cinema exhibitors are based on a portion of box-office receipts from the installed theaters, and the timing of such theater installations is dependent upon a number of factors beyond our control. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally. The success of Dolby Cinema depends in large part on our ability to differentiate our offering, deploy new sites in accordance with plans, provide a compelling experience, and attract and retain a viewing audience. In addition, a decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be negatively impacted.
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

Royalty Reporting
Our operating results fluctuate based on the risks set forth in this section, as well as, among other factors, on:

•	Royalty reports including positive or negative corrective adjustments;

•	Retroactive royalties that cover extended periods of time; and

•	Timing of revenue recognition under licensing agreements and other contractual arrangements, including recognition of unusually large amounts of revenue in any given quarter.
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
Estimation of sales-based royalties. As disclosed in Note 2 "Summary of Significant Accounting Policies," beginning in the first quarter of fiscal 2019, we adopted ASC 606. The transition from ASC 605 to ASC 606 most significantly impacts two key areas of Dolby’s revenue accounting, as described below.

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

The second topic related to ASC 606 that will significantly impact us involves our estimation of shipments on which we generate sales–based royalties. Under ASC 606, we recognize a material portion of our licensing revenue based on our estimate of shipments to which we expect our licensees to submit royalty statements. Upon receipt of actual reporting of sales based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference between estimated and actual sales. The change may cause more volatility in our quarterly figures because of the estimation process and the corresponding true-up adjustments, which we plan to disclose each quarter as appropriate.

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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of December 28, 2018, we had approximately 9,900 issued patents in addition to approximately 4,100 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2043.
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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 60% and 74% of our revenue was derived outside of the U.S. in the fiscal quarter December 28, 2018 and December 29, 2017, respectively. We are subject to a number of risks related to conducting business internationally, including:

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

•	Uncertainties related to any geopolitical, economic and regulatory effects or changes due to the current political climate in the U.S.;

•	Natural disasters, war or events of terrorism; and

•	The global macroeconomic environment and potential slowing of key markets we serve, such as the current economic challenges in China.

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
The recent U.S. tax law changes enacted through the Tax Act require us to exercise significant judgment in interpreting its provisions. As we evaluate the full impact of current and future guidance that is introduced, our results may materially differ from previous estimates, and those differences may materially affect our financial position. In addition, the Tax Act includes certain international provisions that are effective for us beginning in fiscal 2019. The application of the Tax Act and any changes that we make to our corporate tax structure could adversely affect our tax rate and cash flow in future years.
The Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the United States, has made changes to many long-standing transfer pricing and cross-border taxation rules. In addition, the European Union and its European Commission are proposing model legislation and investigating companies that might be in violation of European Union competition rules against unjustified state aid. Further, the OECD, European Union and European Commission could conceivably make competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. To the extent these actions take place in the countries that we operate, it is possible that in the future, these efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.

We are subject to the periodic examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, but an adverse decision by tax authorities exceeding our reserves, could significantly impact our financial results.

STOCK-RELATED ISSUES
Controlling Stockholder. At December 28, 2018, the Dolby family and their affiliates owned 2,055,100 shares of our Class A common stock and 38,146,233 shares of our Class B common stock. As of December 28, 2018, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.9% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, $200.0 million, $200.0 million, and $350.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, October 23, 2014, January 25, 2017, and July 25, 2018, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate.
The following table provides information regarding our share repurchases made under the program during the first quarter of fiscal 2019:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
September 29, 2018 - October 26, 2018	—	—	—	$351.5 million
October 27, 2018 - November 23, 2018	1,308,026	68.38	1,308,026	$262.1 million
November 24, 2018 - December 28, 2018	334,081	69.17	334,081	$239.0 million
Total	1,642,107		1,642,107

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith
10.1*	2019 Dolby Executive Bonus Plan	Form 8-K	001-32431	November 16, 2018
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*    Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 31, 2019

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)