Form 10-K/A
period 2018-09-28
Dolby Laboratories, Inc.
filed 2019-04-01
CIK 1308547

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement, filed on December 19, 2018 with the Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report. Except with respect to information specifically incorporated by reference in this Form 10-K/A, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A” or the “Amendment”) amends the Annual Report of Dolby Laboratories, Inc. (the “Company”) on Form 10-K for the fiscal year ended September 28, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2018 (the “Original Report”).

This Amendment is being filed solely to replace the Consent of Independent Registered Public Accounting Firm (the “Consent”) included in the Original Report as Exhibit 23.1, with the corrected Consent. Due to an administrative oversight, an incorrect version of the Consent was inadvertently included in the Original Report. The Company possessed a correct, manually signed copy of the Consent from KPMG LLP (“KPMG”) when the Original Report was filed with the SEC.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Item 15 of this Amendment reflects a new consent of KPMG. Except as stated above, there are no other changes to the Original Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Original Report.

2.
Financial Statement Schedules: Financial statement schedules have been omitted as the information required is inapplicable or the information is presented in the consolidated financial statements and related notes.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1*
Asset Contribution Agreement dated November 19, 2004, by and between the Registrant, Dolby Laboratories Licensing Corporation, Ray Dolby individually, Ray Dolby as Trustee for the Ray Dolby Trust under the Dolby Family Trust instrument dated May 7, 1999, and Ray and Dagmar Dolby Investments L.P.
		Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005
3.2	Form of Amended and Restated Bylaws	Quarterly Report on Form 10-Q	April 30, 2009
4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006
10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors & Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.2*	2000 Stock Incentive Plan, as amended and restated	Quarterly Report on Form 10-Q	February 6, 2013
10.3*	2005 Stock Plan, as amended and restated on February 7, 2017 (“2005 Stock Plan”)	Current Report on Form 8-K	February 9, 2017
10.4*	Employee Stock Purchase Plan (“ESPP”), as amended and restated on September 19, 2017	Annual Report on Form 10-K	November 16, 2017
10.5*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.6*	Form of Global Stock Option Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.7*	Form of Executive Global Stock Option Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.8*	Form of Global Restricted Stock Unit Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.9*	Form of Executive Global Restricted Stock Unit Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.10*	Form of Subscription Agreement under the ESPP - U.S. Employees	Annual Report on Form 10-K	November 19, 2009
10.11*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees	Quarterly Report on Form 10-Q	August 8, 2012
10.12*	Form of Executive Performance-Based Stock Option Agreement	Current Report on Form 8-K	December 11, 2015
10.13*	2018 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	November 15, 2017
10.14*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc. & Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009
10.15*	Amendment, dated as of December 19, 2012, to Employment Agreement dated as of February 24, 2009, by and between Dolby Laboratories, Inc. and Kevin Yeaman	Quarterly Report on Form 10-Q	February 6, 2013
10.16*	Offer Letter by and between Andy Sherman & Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011
10.17*	Offer Letter dated March 22, 2012 by and between Lewis Chew and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 8, 2012
10.18*	Offer Letter dated December 9, 2013 by and between Robert Borchers & Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	January 29, 2014
10.19*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.20*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006
10.21*	Second Amendment to 100 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.22*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.23*	First Amendment to 130 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.24*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.25*	First Amendment to 140 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.26*	Waiver and Extension Relating to Potrero Avenue Leases dated as of September 29, 2013, by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Annual Report on Form 10-K	November 15, 2013
10.27*	Agreement of Sale and Purchase by and between DWF III 1275 Market, LLC and Dolby Laboratories, Inc. dated June 8, 2012	Quarterly Report on Form 10-Q	August 8, 2012
10.28*	Offer Letter dated June 26, 2018 by and between Todd Pendleton and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	August 1, 2018
21.1+	List of significant subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Original Report)
31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
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
Date: April 1, 2019

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ KEVIN J. YEAMAN	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2019
Kevin J. Yeaman

/S/ LEWIS CHEW	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 1, 2019
Lewis Chew

/S/ RYAN NICHOLSON	Vice President, Corporate Controller (Principal Accounting Officer)	April 1, 2019
Ryan Nicholson

4