Form 10-Q
period 2019-03-29
Dolby Laboratories, Inc.
filed 2019-05-08
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              To
Commission File Number: 001-32431

DOLBY LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0199783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1275 Market Street San Francisco, CA	94103-1410	(415) 558-0200
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value	DLB	The New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On April 26, 2019, the registrant had 64,255,607 shares of Class A common stock, par value $0.001 per share, and 37,393,979 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended March 29, 2019

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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 29, 2019	September 28, 2018 (as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$726,596	$918,063
Restricted cash	8,270	7,187
Short-term investments	158,679	178,138
Accounts receivable, net of allowance for doubtful accounts of $7,207 and $5,258	178,617	166,133
Contract assets	244,917	165,959
Inventories	34,632	26,206
Prepaid expenses and other current assets	44,050	34,890
Total current assets	1,395,761	1,496,576
Long-term investments	199,302	187,782
Property, plant, and equipment, net	537,641	514,182
Intangible assets, net	187,029	184,019
Goodwill	326,721	327,982
Deferred taxes	113,409	74,766
Other non-current assets	87,088	80,080
Total assets	$2,846,951	$2,865,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,626	$21,922
Accrued liabilities	230,708	243,128
Income taxes payable	102	2,680
Contract liabilities	20,014	17,468
Total current liabilities	265,450	285,198
Non-current contract liabilities	24,445	25,887
Other non-current liabilities	204,199	183,799
Total liabilities	494,094	494,884

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 63,979,294 shares issued and outstanding at March 29, 2019 and 63,978,752 at September 28, 2018	59	61
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 37,635,152 shares issued and outstanding at March 29, 2019 and 39,261,035 at September 28, 2018	41	41
Additional paid-in capital	—	66,127
Retained earnings	2,361,607	2,313,539
Accumulated other comprehensive (loss)	(14,683)	(15,832)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,347,024	2,363,936
Controlling interest	5,833	6,567
Total stockholders’ equity	2,352,857	2,370,503
Total liabilities and stockholders’ equity	$2,846,951	$2,865,387
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 29, 2019	March 30, 2018 (as adjusted)	March 29, 2019	March 30, 2018 (as adjusted)
Revenue:
Licensing	$310,308	$272,135	$570,587	$542,307
Products and services	27,950	27,587	70,047	56,942
Total revenue	338,258	299,722	640,634	599,249

Cost of revenue:
Cost of licensing	16,074	10,610	27,471	19,869
Cost of products and services	20,501	20,417	47,733	42,051
Total cost of revenue	36,575	31,027	75,204	61,920

Gross margin	301,683	268,695	565,430	537,329

Operating expenses:
Research and development	58,625	59,493	117,272	115,937
Sales and marketing	92,694	74,019	178,296	144,168
General and administrative	47,416	50,747	98,229	99,032
Restructuring charges/(credits)	18	(167)	32	(364)
Total operating expenses	198,753	184,092	393,829	358,773

Operating income	102,930	84,603	171,601	178,556

Other income/expense:
Interest income	7,494	3,892	12,679	7,673
Interest expense	(32)	(29)	(77)	(64)
Other income/(expense), net	(390)	(684)	53	(1,836)
Total other income	7,072	3,179	12,655	5,773

Income before income taxes	110,002	87,782	184,256	184,329
Provision for income taxes	(36,427)	(22,432)	(12,323)	(172,137)
Net income including controlling interest	73,575	65,350	171,933	12,192
Less: net (income) attributable to controlling interest	(135)	(134)	(274)	(278)
Net income attributable to Dolby Laboratories, Inc.	$73,440	$65,216	$171,659	$11,914

Net income per share:
Basic	$0.72	$0.63	$1.68	$0.12
Diluted	$0.70	$0.61	$1.63	$0.11
Weighted-average shares outstanding:
Basic	102,141	103,771	102,409	103,162
Diluted	104,587	107,001	105,529	106,805

Related party rent expense:
Included in operating expenses	$768	$784	$1,648	$1,568
Included in net income attributable to controlling interest	$176	$179	$352	$356

Cash dividend declared per common share	$0.19	$0.16	$0.38	$0.32
Cash dividend paid per common share	$0.19	$0.16	$0.38	$0.32
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 29, 2019	March 30, 2018 (as adjusted)	March 29, 2019	March 30, 2018 (as adjusted)
Net income including controlling interest	$73,575	$65,350	$171,933	$12,192
Other comprehensive income:
Currency translation adjustments, net of tax	2,015	4,264	(1,713)	5,482
Unrealized gains/(losses) on investments, net of tax	2,098	(1,559)	2,868	(3,152)
Comprehensive income	77,688	68,055	173,088	14,522
Less: comprehensive (income) attributable to controlling interest	(292)	(333)	(280)	(471)
Comprehensive income attributable to Dolby Laboratories, Inc.	$77,396	$67,722	$172,808	$14,051
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 28, 2018 (as adjusted)	$102	$66,127	$2,313,539	$(15,832)	$2,363,936	$6,567	$2,370,503
Net income			171,659		171,659	274	171,933
Currency translation adjustments, net of tax of $0				(1,719)	(1,719)	6	(1,713)
Unrealized losses on investments, net of tax of $124				2,868	2,868		2,868
Distributions to controlling interest					—	(1,014)	(1,014)
Stock-based compensation expense		40,717			40,717		40,717
Repurchase of common stock	(3)	(113,321)	(84,556)		(197,880)		(197,880)
Cash dividends declared and paid on common stock			(39,035)		(39,035)		(39,035)
Common stock issued under employee stock plans	1	27,157			27,158		27,158
Tax withholdings on vesting of restricted stock		(20,680)			(20,680)		(20,680)
Balance at March 29, 2019	$100	$—	$2,361,607	$(14,683)	$2,347,024	$5,833	$2,352,857

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 29, 2017 (as adjusted)	$101	$61,331	$2,337,948	$(7,753)	$2,391,627	$7,100	$2,398,727
Net income			11,914		11,914	278	12,192
Currency translation adjustments, net of tax of $(1,141)				5,289	5,289	193	5,482
Unrealized losses on investments, net of tax of $144				(3,152)	(3,152)		(3,152)
Distributions to controlling interest					—	(1,022)	(1,022)
Stock-based compensation expense		36,375			36,375		36,375
Repurchase of common stock	(1)	(34,992)			(34,993)		(34,993)
Cash dividends declared and paid on common stock			(32,956)		(32,956)		(32,956)
Common stock issued under employee stock plans	2	71,059			71,061		71,061
Tax withholdings on vesting of restricted stock		(19,946)			(19,946)		(19,946)
Balance at March 30, 2018 (as adjusted)	$102	$113,827	$2,316,906	$(5,616)	$2,425,219	$6,549	$2,431,768

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	March 29, 2019	March 30, 2018 (as adjusted)
Operating activities:
Net income including controlling interest	$171,933	$12,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,799	40,684
Stock-based compensation	40,717	36,375
Amortization of premium on investments	338	1,472
Provision for doubtful accounts	1,963	1,607
Deferred income taxes	(38,548)	36,475
Other non-cash items affecting net income	1,355	977
Changes in operating assets and liabilities:
Accounts receivable	(14,221)	(39,296)
Contract assets	(78,949)	(44,172)
Inventories	(7,983)	(352)
Prepaid expenses and other assets	(15,273)	(12,647)
Accounts payable and other liabilities	(14,190)	(35,530)
Income taxes, net	18,414	99,861
Contract liabilities	1,061	1,047
Other non-current liabilities	(1,572)	(652)
Net cash provided by operating activities	105,844	98,041

Investing activities:
Purchases of investment securities	(152,499)	(129,456)
Proceeds from sales of investment securities	83,478	64,698
Proceeds from maturities of investment securities	78,714	118,874
Purchases of PP&E	(56,082)	(39,734)
Payments for business acquisitions, net of cash acquired	—	(6,563)
Purchase of intangible assets	(17,065)	(11,893)
Net cash used in investing activities	(63,454)	(4,074)

Financing activities:
Proceeds from issuance of common stock	27,158	71,061
Repurchase of common stock	(197,880)	(34,993)
Payment of cash dividend	(39,035)	(32,956)
Distribution to controlling interest	(1,014)	(1,022)
Shares repurchased for tax withholdings on vesting of restricted stock	(20,680)	(19,946)
Net cash used in financing activities	(231,451)	(17,856)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,323)	3,122
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(190,384)	79,233
Cash, cash equivalents, and restricted cash at beginning of period	925,250	634,368
Cash, cash equivalents, and restricted cash at end of period	$734,866	$713,601

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$27,612	$37,412

Non-cash investing activities:
Net change in PP&E purchased and unpaid at period-end	$(5,500)	$1,538
Purchase consideration payable for acquisition	$—	$750

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with U.S. GAAP, and with SEC rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with U.S. GAAP to be condensed or omitted. In our opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 28, 2018 and include all adjustments necessary for fair presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 28, 2018, which are included in our Annual Report on Form 10-K filed with the SEC
The results for the fiscal quarter ended March 29, 2019 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 27, 2019.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended March 29, 2019 and March 30, 2018. Our fiscal year ending September 27, 2019 (fiscal 2019) and our fiscal year ended September 28, 2018 (fiscal 2018) both consist of 52 weeks.
Reclassifications
We have reclassified certain prior period amounts within our consolidated financial statements and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, or net income.
The consolidated balance sheet and notes included in this Quarterly Report as of September 28, 2018 differ from our Form 10-Q for the quarterly period ended December 28, 2018, reflecting immaterial error corrections, in cluding the reclassification of $34.8 million from accounts receivable to other non-current assets, $29.8 million from accrued liabilities to non-current liabilities, $3.0 million from contract liabilities to non-current contract liabilities, and a gross up of $3.0 million to other non-current assets and non-current liabilities. These reclassifications relate to amounts due to Dolby and owed to third parties, relating to certain long-term contracts, which we determined should have been classified as non-current. Our statement of operations and cash provided by operating activities on the statement of cash flows were not affected by these reclassifications.

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
Recently Issued Accounting Standards
Adopted Standards
At the beginning of fiscal 2019, we adopted the following standards:
Revenue Recognition.  We adopted ASU 2014-09, Revenue from Contracts with Customers ("ASC 606"), which outlines a comprehensive revenue recognition model. The standard requires revenue recognition to account for the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services, and in our case, requires the use of more judgment and estimates than the previous accounting requirements. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, under which the incremental costs associated with obtaining a contract are required to be capitalized and amortized as expense as the contract’s performance obligations are satisfied. We do not capitalize sales commission costs because our performance obligations on which we pay commissions are complete at contract execution.
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
We adjusted our condensed consolidated financial statements from amounts previously reported to reflect the adoption of the new standard. Select unaudited condensed consolidated statement of income line items, which reflect the adoption of the new standard, are as follows (in thousands, except per share data):

	Fiscal Quarter Ended			Fiscal Year-To-Date Ended
	March 30, 2018 (as previously reported)	Effect of Adopting ASC 606	March 30, 2018 (as adjusted)	March 30, 2018 (as previously reported)	Effect of Adopting ASC 606	March 30, 2018 (as adjusted)
Revenue	$301,355	$(1,633)	$299,722	$589,152	$10,097	$599,249
Gross margin	270,396	(1,701)	268,695	527,317	10,012	537,329
Provision for income taxes	(18,718)	(3,714)	(22,432)	(185,030)	12,893	(172,137)
Net income/(loss) attributable to Dolby Laboratories, Inc.	70,631	(5,415)	65,216	(10,991)	22,905	11,914
Diluted earnings per share	$0.66	$(0.05)	$0.61	$(0.11)	$0.22	$0.11

Select condensed consolidated balance sheet line items, which reflect the adoption of the new standard, are as follows (in thousands):

	September 28, 2018 (as previously reported)	Effect of Adopting ASC 606	September 28, 2018 (as adjusted)
ASSETS
Accounts receivable, net	$137,151	$28,982	$166,133
Contract assets	—	165,959	165,959
Prepaid expenses and other current assets	35,209	(319)	34,890
Deferred taxes	101,070	(26,304)	74,766
Other non-current assets	42,280	37,800	80,080
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued liabilities	223,594	19,534	243,128
Contract liabilities	23,931	(6,463)	17,468
Non-current contract liabilities	40,064	(14,177)	25,887
Other non-current liabilities	150,960	32,839	183,799
Retained earnings	2,139,154	174,385	2,313,539

Select condensed consolidated statement of cash flows line items, which reflect the adoption of the new standard, are as follows (in thousands):

	Fiscal Year-To-Date March 30, 2018 (as previously reported)¹	Effect of Adopting ASC 606	Fiscal Year-To-Date March 30, 2018 (as adjusted)
Operating activities:
Net income/(loss) including controlling interest	$(10,713)	$22,905	$12,192
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	48,332	(11,857)	36,475
Changes in operating assets and liabilities:
Accounts receivable	(69,018)	29,722	(39,296)
Contract assets	—	(44,172)	(44,172)
Prepaid expenses and other assets	(12,732)	85	(12,647)
Accounts payable and other liabilities	(38,124)	2,594	(35,530)
Deferred revenue	324	723	1,047
Net cash provided by operating activities	98,041	—	98,041
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

We adopted Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers ("ASC 606"), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"), which amended the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. ASU 2016-08 clarifies that an entity should evaluate when it is the principal or agent for each specified good or service promised in a contract with a customer. We evaluated our contracts executed with and on our behalf with Via Licensing Corporation, our wholly-owned subsidiary that manages patent pools on behalf of third party patent owners and concluded that Via performs its functions as an agent to the patent pool licensors, which includes Dolby. Accordingly, we recognize our administrative fees and royalties net of the consideration paid to the patent licensors in the pool.
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
Collaborative Arrangements. In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This standard will be effective for Dolby beginning September 29, 2020, and we do not currently plan to early adopt. We do not believe that this standard will have a material impact on our consolidated financial statements.

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
Sales-based licensing fees.   In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties at the later of when the sales occur based on our estimates or the completion of our performance obligations. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the second quarter of fiscal 2019, we recorded a favorable adjustment of approximately $8.0 million related to October through December shipments, based on actual royalty statements received from licensees.
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
We undertake activities aimed at identifying potential unauthorized uses of our technologies, which when successful result in the recognition of revenue. Recoveries stem from third parties who agree to remit payments to us based on past use of our technology. In these scenarios, a legally binding contract did not exist at time of use of our technology, and therefore, we recognize revenue recoveries upon execution of the agreement as that is the point in time to which control is transferred. These revenues are classified as licensing revenue.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. On March 29, 2019, we had $42.5 million of remaining performance obligations, 31% of which we expect to recognize as revenue in fiscal 2019, 25% in fiscal 2020, and the balance of 44% in fiscal years beyond 2020.

F.	Disaggregation of revenue
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	March 29, 2019		March 30, 2018		March 29, 2019		March 30, 2018
Revenue			(as adjusted)				(as adjusted)
Licensing	$310,308	92%	$272,135	91%	$570,587	89%	$542,307	90%
Products and services	27,950	8%	27,587	9%	70,047	11%	56,942	10%
Total revenue	$338,258	100%	$299,722	100%	$640,634	100%	$599,249	100%
The following table presents the composition of our licensing revenue for all periods presented:

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	March 29, 2019		March 30, 2018		March 29, 2019		March 30, 2018
Market			(as adjusted)				(as adjusted)
Broadcast	$122,424	39%	$88,783	33%	$222,562	39%	$199,267	37%
Mobile	66,759	22%	68,232	25%	100,932	18%	126,877	23%
CE	44,776	14%	37,980	14%	88,526	16%	75,710	14%
PC	41,193	13%	43,905	16%	64,350	11%	64,256	12%
Other	35,156	12%	33,235	12%	94,217	16%	76,197	14%
Total licensing revenue	$310,308	100%	$272,135	100%	$570,587	100%	$542,307	100%
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	March 29, 2019		March 30, 2018		March 29, 2019		March 30, 2018
Revenue By Geographic Location			(as adjusted)				(as adjusted)
United States	$158,000	47%	$122,280	41%	$277,799	43%	$201,026	34%
International	180,258	53%	177,442	59%	362,835	57%	398,223	66%
Total revenue	$338,258	100%	$299,722	100%	$640,634	100%	$599,249	100%

G.	Contract assets and liabilities
Our contract assets represent rights to consideration from licensees for the use of our IP that we have estimated in a given quarter in the absence of receiving actual royalty statements from licensees. These estimates reflect our best judgment at that time, and are developed using a number of inputs, including historical experience, anticipated performance, and third-party data. In the event that our estimates differ from actual amounts reported, we record an appropriate adjustment in the quarter in which the report is received which is typically the quarter following our estimate. Actual amounts reported are typically paid within sixty days. The main drivers for change in the contract assets account are variances in quarterly estimates, and to lesser degree, timing of receipt of actual royalty statements.
Our contract liabilities consist of advance payments and billings in excess of amounts earned, deferred revenue that is typically satisfied within one year, and deferred interest where we have significant financing. The non-current portion of contract liabilities is separately disclosed in our consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In the second quarter of fiscal 2019, we recognized $7.5 million from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented:

	March 29, 2019	September 28, 2018	Change ($)	Change (%)
		(as adjusted)
Accounts receivable, net	$178,617	$166,133	$12,484	8%
Contract assets	244,917	165,959	78,958	48%
Other non-current assets	87,088	80,080	7,008	9%
Contract liabilities - current	20,014	17,468	2,546	15%
Contract liabilities - non-current	24,445	25,887	(1,442)	(6)%
Other non-current liabilities	204,199	183,799	20,400	11%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of March 29, 2019 and September 28, 2018 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

	March 29, 2019	September 28, 2018 (as adjusted)
Trade accounts receivable	$127,526	$108,929
Accounts receivable from patent administration program licensees	58,298	62,462
Accounts receivable, gross	185,824	171,391
Less: allowance for doubtful accounts	(7,207)	(5,258)
Total	$178,617	$166,133

Trade accounts receivable includes unbilled accounts receivable balances related to amounts that are contractually owed.
Inventories

	March 29, 2019	September 28, 2018
Raw materials	$10,122	$6,095
Work in process	4,554	4,044
Finished goods	19,956	16,067
Total	$34,632	$26,206

Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $2.3 million and $2.6 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of March 29, 2019 and September 28, 2018, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.

Prepaid Expenses And Other Current Assets

	March 29, 2019	September 28, 2018 (as adjusted)
Prepaid expenses	$24,050	$18,508
Other current assets	16,825	13,946
Income tax receivable	3,175	2,436
Total	$44,050	$34,890

Accrued Liabilities

	March 29, 2019	September 28, 2018 (as adjusted)
Accrued royalties	$3,072	$2,648
Amounts payable to patent administration program partners	60,287	69,061
Accrued compensation and benefits	62,936	84,491
Accrued professional fees	12,516	9,749
Unpaid PP&E additions	10,010	13,956
Other accrued liabilities	81,887	63,223
Total	$230,708	$243,128

Other Non-Current Liabilities

	March 29, 2019	September 28, 2018
Supplemental retirement plan obligations	$3,257	$3,388
Non-current tax liabilities	151,011	129,253
Other liabilities	49,931	51,158
Total	$204,199	$183,799

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

	March 29, 2019
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$698,336	$—	$—	$698,336	$698,336	$—	$—
Cash equivalents:
Certificate of deposit (1)	1,100	—	—	1,100	—	1,100	—
Commercial paper	9,232	2	—	9,234	—	9,234	—
Corporate bonds	13,917	1	(1)	13,917	—	13,917	—
Money market funds	3,845	—	—	3,845	3,845	—	—
Government bonds	164	—	—	164	164	—	—
Cash and cash equivalents	726,594	3	(1)	726,596	702,345	24,251	—

Short-term investments:
Certificate of deposit (1)	7,601	3	—	7,604	—	7,604	—
U.S. agency securities	18,666	4	(78)	18,592	—	18,592	—
Government bonds	12,078	6	—	12,084	12,084	—	—
Commercial paper	8,389	4	(1)	8,392	—	8,392	—
Corporate bonds	99,968	29	(263)	99,734	—	99,734	—
Municipal debt securities	12,278	5	(10)	12,273	—	12,273	—
Short-term investments	158,980	51	(352)	158,679	12,084	146,595	—

Long-term investments:
Certificate of deposit (1)	430	—	—	430	—	430	—
U.S. agency securities	8,403	47	(49)	8,401	—	8,401	—
Government bonds	25,524	63	(119)	25,468	25,468	—	—
Corporate bonds	153,558	701	(524)	153,735	—	153,735	—
Municipal debt securities	10,360	67	(7)	10,420	—	10,420	—
Other long-term investments (2)	848	—	—	848	64	784	—
Long-term investments	199,123	878	(699)	199,302	25,532	173,770	—

Total cash, cash equivalents, and investments	$1,084,697	$932	$(1,052)	$1,084,577	$739,961	$344,616	$—

Investments held in supplemental retirement plan:
Assets	3,355	—	—	3,355	3,355
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	3,355	—	—	3,355	3,355
Included in accrued liabilities & other non-current liabilities

(1)	Certificates of deposit include marketable securities, while those with a maturity in excess of one year as of March 29, 2019 are classified within long-term investments.

(2)
Other long-term investments as of March 29, 2019 include a marketable equity security of $0.1 million, and other investments that are not carried at fair value including an equity method investment of $0.8 million.

	September 28, 2018
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$905,660	$—	$—	$905,660	$905,660	$—	$—
Cash equivalents:
Commercial paper	5,058	—	—	5,058	—	5,058	—
Corporate bonds	1,005	—	—	1,005	—	1,005	—
Money market funds	3,301	—	—	3,301	3,301	—	—
Municipal debt securities	545	—	(1)	544	—	544	—
Government bonds	2,495	—	—	2,495	2,495	—	—
Cash and cash equivalents	918,064	—	(1)	918,063	911,456	6,607	—

Short-term investments:
Certificate of deposit (1)	12,875	14	—	12,889	—	12,889	—
U.S. agency securities	11,997	—	(135)	11,862	—	11,862	—
Government bonds	7,970	—	(15)	7,955	7,955	—	—
Commercial paper	4,276	—	—	4,276	—	4,276	—
Corporate bonds	111,245	50	(494)	110,801	—	110,801	—
Municipal debt securities	30,475	—	(120)	30,355	—	30,355	—
Short-term investments	178,838	64	(764)	178,138	7,955	170,183	—

Long-term investments:
U.S. agency securities	9,791	—	(166)	9,625	—	9,625	—
Government bonds	15,966	—	(317)	15,649	15,649	—	—
Corporate bonds	146,561	33	(1,810)	144,784	—	144,784	—
Municipal debt securities	17,235	—	(112)	17,123	—	17,123	—
Other long-term investments (2)	355	246	—	601	246	—	—
Long-term investments	189,908	279	(2,405)	187,782	15,895	171,532	—

Total cash, cash equivalents, and investments	$1,286,810	$343	$(3,170)	$1,283,983	$935,306	$348,322	$—

Investments held in supplemental retirement plan:
Assets	3,486	—	—	3,486	3,486	—	—
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	3,486	—	—	3,486	3,486	—	—
Included in accrued liabilities & other non-current liabilities

(1)	Certificates of deposit include marketable securities, while those with a maturity in excess of one year as of September 28, 2018 are classified within long-term investments.

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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for twelve months or greater as of March 29, 2019 and September 28, 2018 (in thousands):

	March 29, 2019				September 28, 2018
	Less Than 12 Months		12 Months Or Greater		Less Than 12 Months		12 Months Or Greater
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	—	—	20,166	(127)	—	—	21,486	(302)
Government bonds	3,982	(19)	8,580	(100)	16,633	(332)	—	—
Commercial paper	981	(1)	—	—	5,737	(1)	—	—
Corporate bonds	39,957	(89)	101,333	(700)	143,051	(1,680)	52,162	(624)
Municipal debt securities	4,533	(1)	5,900	(16)	41,058	(191)	6,965	(41)
Total	$49,453	$(110)	$135,979	$(943)	$206,479	$(2,204)	$80,613	$(967)
Although we had certain securities that were in an unrealized loss position as of March 29, 2019, we expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at either March 29, 2019 or September 28, 2018 to represent an other–than–temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of March 29, 2019 and September 28, 2018, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	March 29, 2019		September 28, 2018
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$187,239	$186,939	$191,241	$190,541
Due in 1 to 2 years	138,904	138,429	122,131	120,545
Due in 2 to 3 years	59,371	60,025	67,423	66,637
Total	$385,514	$385,393	$380,795	$377,723

6. Property, Plant, & Equipment
Property, plant, and equipment are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our consolidated statements of operations. PP&E consist of the following (in thousands):

	March 29, 2019	September 28, 2018
Land	$43,348	$43,342
Buildings and building improvements	283,717	283,474
Leasehold improvements	71,239	66,866
Machinery and equipment	118,117	111,603
Computer equipment and software	202,891	194,079
Furniture and fixtures	30,711	30,556
Equipment provided under operating leases	148,700	139,201
Construction-in-progress	27,877	7,342
Property, plant, and equipment, gross	926,600	876,463
Less: accumulated depreciation	(388,959)	(362,281)
Property, plant, & equipment, net	$537,641	$514,182

7. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 28, 2018	$327,982
Acquired goodwill	—
Translation adjustments	(1,261)
Balance at March 29, 2019	$326,721

Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	March 29, 2019			September 28, 2018
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$331,493	$(164,221)	$167,272	$319,082	$(152,775)	$166,307
Customer relationships	62,424	(43,013)	19,411	58,342	(41,012)	17,330
Other intangibles	22,718	(22,372)	346	22,742	(22,360)	382
Total	$416,635	$(229,606)	$187,029	$400,166	$(216,147)	$184,019

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
With regard to our purchase of intangible assets during the periods presented, the following table summarizes the consideration paid, the weighted-average useful lives over which the acquired assets will be amortized using the greater of either the straight-line basis or a ratio-to-revenue method, and the classification of their amortized expense in our consolidated statements of operations:

Fiscal Period	Total Purchase Consideration (1)	Weighted-Average Useful Life
	(in millions)	(in years)
Fiscal 2018
Q1 - Quarter ended December 29, 2017	$12.0	14.1
Q2 - Quarter ended March 30, 2018	$2.8	5.3
	$14.8	12.5
Fiscal 2019
Q1 - Quarter ended December 28, 2018	$12.1	11.6
Q2 - Quarter ended March 29, 2019	$5.0	4.0
	$17.1	9.3
(1) Amortization expense on the intangible assets from patent portfolio and business acquisitions is included within cost of revenue, R&D, and G&A in our consolidated statements of operations.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D, S&M, and G&A expenses in our consolidated statements of operations. Amortization expense was $7.4 million and $6.6 million in the second quarter of fiscal 2019 and 2018, respectively, and $14.1 million and $13.1 million in the fiscal year-to-date period ended March 29, 2019 and March 30, 2018, respectively. As of March 29, 2019, estimated amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2019	$15,256
2020	29,264
2021	28,747
2022	25,599
2023	22,638
Thereafter	65,525
Total	$187,029

8. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We have issued stock-based awards in the form of stock options and restricted stock units ("RSUs") under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At March 29, 2019, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At March 29, 2019, we had 63,979,294 shares of Class A common stock and 37,635,152 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
In valuing the PSOs which will be recognized as compensation cost, we used a Monte Carlo valuation model. Aside from the use of an expected term for the PSOs commensurate with their shorter contractual term, the nature of the valuation inputs used in the Monte Carlo valuation model were consistent with those used to value our non-performance based options granted under the 2005 Stock Plan. Compensation cost is being amortized on a straight-line basis over the requisite service period.
On December 15, 2018, we granted PSOs to our executive officers exercisable for an aggregate of 241,100 shares at the target award amount, which would be exercisable up to an aggregate of 301,375 shares at 125% of the target award amount. On December 15, 2017, we granted PSOs to our executive officers exercisable for an aggregate of 264,000 shares at the target award amount, which would be exercisable up to an aggregate of 330,000 shares at 125% of the target award amount. On December 15, 2016, we granted PSOs to our executive officers exercisable for an aggregate of 276,199 shares at the target award amount, which would be exercisable up to an aggregate of 345,248 shares at 125% of the target award amount. On December 15, 2015, we granted PSOs to our executive officers, which vested in December 2018 at 125% of the target award amount, for an aggregate of 334,623 shares. As of March 29, 2019, PSOs which would be exercisable for an aggregate of 758,299 shares at the target award amount (1,282,496 at 125% of the target award amount) were outstanding.
The following table summarizes information about all stock options issued under our 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 28, 2018	7,365	$43.51
Grants	1,241	64.60
Exercises	(563)	35.85
Forfeitures and cancellations	(78)	49.12
Options outstanding at March 29, 2019	7,965	47.28	6.67	$126,964
Options vested and expected to vest at March 29, 2019	7,531	46.46	6.57	125,996
Options exercisable at March 29, 2019	4,456	$39.83	5.59	103,135

(1)	Aggregate intrinsic value is based on the closing price of our Class A common stock on March 29, 2019 of $62.97 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers, and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vested over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vested over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria, although no such awards had been granted as of March 29, 2019. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our Class A common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 28, 2018	2,806	$51.62
Granted	1,229	65.07
Vested	(950)	47.38
Forfeitures	(84)	52.96
Non-vested at March 29, 2019	3,001	$58.43

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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Expected life (in years)	0.00	5.06	4.90	5.06
Risk-free interest rate	—%	2.5%	2.7%	2.2%
Expected stock price volatility	—%	21.9%	22.9%	22.6%
Dividend yield	—%	1.0%	1.1%	1.1%

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
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Compensation expense - by type
Stock options	$4,279	$5,090	$9,301	$12,054
Restricted stock units	13,895	11,632	29,270	22,412
Employee stock purchase plan	1,061	969	2,146	1,909
Total stock-based compensation	19,235	17,691	40,717	36,375
Benefit from income taxes	(3,465)	(3,657)	(7,225)	(7,553)
Total stock-based compensation, net of tax	$15,770	$14,034	$33,492	$28,822

Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Compensation expense - by classification
Cost of products and services	$412	$387	$900	$767
Research and development	5,785	4,750	12,026	9,627
Sales and marketing	7,217	5,846	$15,434	$11,797
General and administrative	5,821	6,708	12,357	14,184
Total stock-based compensation expense	19,235	17,691	40,717	36,375
Benefit from income taxes	(3,465)	(3,657)	(7,225)	(7,553)
Total stock-based compensation, net of tax	$15,770	$14,034	$33,492	$28,822

The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Tax benefit - shares issued under ESPP	$59	$52	$201	$357

Unrecognized Compensation Expense.    At March 29, 2019, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $33.6 million, which is expected to be recognized over a weighted-average period of 2.5 years. At March 29, 2019, total unrecorded compensation expense associated with RSUs expected to vest was approximately $134.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of March 29, 2019 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Total	$1,650,000

Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of March 29, 2019, the remaining authorization to purchase additional shares is approximately $154 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2019:

Quarterly Repurchase Activity	Shares Repurchased	Cost in thousands (1)	Average Price Paid Per Share (2)

Q1 - Quarter ended December 28, 2018	1,642,107	$112,570	$68.54
Q2 - Quarter ended March 29, 2019	1,318,250	85,351	64.73
Total	2,960,357	$197,921

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program in relation to fiscal 2019:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2019
Q1 - Quarter ended December 28, 2018	January 30, 2019	February 12, 2019	February 21, 2019	$0.19	$19.5 million
Q2 - Quarter ended March 29, 2019	May 1, 2019	May 14, 2019	May 22, 2019	$0.19	$19.3 million	(1)

(1)	The amount of the dividend payment is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended March 29, 2019			Fiscal Year-To-Date Ended March 29, 2019
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$(2,178)	$(16,461)	$(18,639)	$(2,948)	$(12,884)	$(15,832)
Other comprehensive income before reclassifications:
Unrealized gains/(losses) - investment securities	1,879	—	1,879	2,810	—	2,810
Foreign currency translation gains/(losses) (1)	—	1,858	1,858	—	(1,719)	(1,719)
Income tax effect - benefit/(expense)	99	—	99	99	—	99
Net of tax	1,978	1,858	3,836	2,909	(1,719)	1,190
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) - investment securities (1)	135	—	135	(66)	—	(66)
Income tax effect - benefit/(expense) (2)	(15)	—	(15)	25	—	25
Net of tax	120	—	120	(41)	—	(41)
Net current-period other comprehensive income/(loss)	2,098	1,858	3,956	2,868	(1,719)	1,149
Ending Balance	$(80)	$(14,603)	$(14,683)	$(80)	$(14,603)	$(14,683)

	Fiscal Quarter Ended March 30, 2018			Fiscal Year-To-Date Ended March 30, 2018
	Investment Securities	Currency Translation Adjustments	Total	Investment Securities	Currency Translation Adjustments	Total
Beginning Balance	$(1,970)	$(6,152)	$(8,122)	$(377)	$(7,376)	$(7,753)
Other comprehensive income before reclassifications:
Unrealized gains/(losses) - investment securities	(1,393)	—	(1,393)	(3,089)	—	(3,089)
Foreign currency translation gains/(losses) (1)	—	4,932	4,932	—	6,430	6,430
Income tax effect - benefit/(expense)	16	(867)	(851)	103	(1,141)	(1,038)
Net of tax	(1,377)	4,065	2,688	(2,986)	5,289	2,303
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) - investment securities (1)	(227)	—	(227)	(207)	—	(207)
Income tax effect - benefit/(expense) (2)	45	—	45	41	—	41
Net of tax	(182)	—	(182)	(166)	—	(166)
Net current-period other comprehensive income/(loss)	(1,559)	4,065	2,506	(3,152)	5,289	2,137
Ending Balance	$(3,529)	$(2,087)	$(5,616)	$(3,529)	$(2,087)	$(5,616)

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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 29, 2019	March 30, 2018 (as adjusted)	March 29, 2019	March 30, 2018 (as adjusted)
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$73,440	$65,216	$171,659	$11,914

Denominator:
Weighted-average shares outstanding—basic	102,141	103,771	102,409	103,162
Potential common shares from options to purchase common stock	1,943	2,397	2,096	2,428
Potential common shares from restricted stock units	503	833	1,024	1,215
Weighted-average shares outstanding—diluted	104,587	107,001	105,529	106,805

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.72	$0.63	$1.68	$0.12
Diluted	$0.70	$0.61	$1.63	$0.11

Antidilutive awards excluded from calculation:
Stock options	2,647	1,276	2,110	768
Restricted stock units	22	3	15	7

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

Our accounting for the impact of the Tax Act was completed in the first quarter of fiscal 2019 in accordance with the Staff Accounting Bulletin No. 118 measurement period. As of September 28, 2018, we had recorded a provisional amount for the Tax Act of $121.4 million. During the period ended December 28, 2018, we recorded a $35.0 million reduction to our provisional Tax Act amount resulting from completion of our evaluation of the income tax effects of indirect taxes related to the Deemed Repatriation Transition Tax ("Transition Tax") on our deferred tax assets. We also recorded a $1.0 million reduction to our provisional Tax Act amount due to finalizing our total estimate of the Transition Tax obligation. On January 18, 2019, the U.S. Department of the Treasury issued final regulations on the Transition Tax related to deemed paid foreign taxes eliminating a benefit we previously expected to realize. We recorded an additional $19.0 million tax expense in the quarter of enactment which is our quarter ended March 29, 2019. The final recorded amount related to the Tax Act was $104.4 million as of the period ended March 29, 2019.

Even though the accounting for the tax effects of the Tax Act is complete, there may be additional tax effects of the Tax Act that may change the final recorded tax expense associated with the Tax Act upon finalization of the law, regulations, and additional guidance.

We have included the impact of new provisions effective in our fiscal 2019 in our effective tax rate. The Tax Act imposes a minimum tax on certain foreign earnings ("minimum foreign tax") in the year earned. Our accounting policy is to treat the minimum foreign tax as a current expense in the year incurred and have not provided deferred taxes on temporary differences related to such minimum foreign tax.

As a result of the adoption of ASC 606, we reduced our deferred tax assets by $26.3 million at the beginning of our first quarter of fiscal 2019.
Unrecognized Tax Benefit
As of March 29, 2019, the total amount of gross unrecognized tax benefits was $105.2 million, of which $66.9 million, if recognized, would reduce our effective tax rate. As of September 28, 2018, the total amount of gross unrecognized tax benefits was $102.0 million, of which $96.9 million, if recognized, would reduce our effective tax rate. The decrease in the amount which would reduce our effective tax rate from fiscal 2018 is primarily due to the $35.0 million deferred tax asset established in fiscal 2019 for the indirect effects of Transition Tax discussed previously. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
Effective Tax Rate
Each period, a combination of different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions, that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the second quarter of fiscal 2019 was 33.1%, compared with our effective tax rate in the second quarter of fiscal 2018 of 25.6%. The 7.5% increase in our effective tax rate was primarily due to the large, one-time impact of the Tax Act in the prior year adjusted for new regulations, partially offset by a reduction in the Federal statutory rate in the current year.
Our effective tax rate was 6.7% in the second quarter of fiscal 2019 year-to-date period, compared with 93.4% in our second quarter of fiscal 2018 year-to-date period. The 86.7% decrease in our effective tax rate was primarily due to the large, one-time impact of the Tax Act in the prior year.

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

Severance and associated costs
Balance at September 28, 2018	$124
Restructuring charges	—
Cash payments	(98)
Non-cash and other adjustments	63
Balance at March 29, 2019	$89

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

14. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of March 29, 2019 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Naming rights	$—	$7,909	$8,008	$8,108	$8,209	$78,656	$110,890
Operating leases	11,691	15,952	11,935	9,963	9,096	19,482	78,119
Purchase obligations	46,009	69,707	1,472	380	—	—	117,568
Donation commitments	5,403	2,341	141	141	141	1,200	9,367
Total	$63,103	$95,909	$21,556	$18,592	$17,446	$99,338	$315,944

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
REVENUE GENERATION
We have active licensing arrangements with over 500 electronics product OEMs and software developers. As of March 29, 2019, we had approximately 10,400 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,100 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
Licensing
We license our technologies to a range of customers who incorporate them into their products for enhanced audio and imaging functionality whether it be at home, at work, on mobile devices, or at the cinema. Our key technologies are summarized in the table below. As it relates to AAC, HE-AAC, AVC, and HEVC, we jointly participate in patent licensing programs with other patent owners.

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

Dolby Voice®	An audio conferencing technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended
Market	March 29, 2019	March 30, 2018	Main Offerings Incorporating Our Technologies
Broadcast	39%	33%	STBs & Televisions
Mobile	22%	25%	Smartphones & Tablets
CE	14%	14%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, DVDs, & HTIBs
PC	13%	16%	Windows and macOS operating systems
Other	12%	12%	Gaming consoles, Auto DVD, Dolby Cinema, Dolby Voice
Total	100%	100%
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
Recoveries.    Licensing revenue recognized in any given quarter may include previous quarters' revenue from licensees and or settlements with third parties. Within the Results of Operations section of Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," previous quarters' revenue and settlements are collectively referred to as "recoveries." Such recoveries have become a recurring element of our business and are particularly subject to fluctuation and unpredictability.
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
We offer various services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training and maintenance, mixing room alignment, equalization, as well as audio, color, and light image calibration. We also provide PCS for products sold and equipment installed at Dolby Cinema theaters operated by exhibitor partners and support the implementation of our technologies into products manufactured by our licensees. Earlier this fiscal year, we introduced Dolby Dimension, a premium wireless headphone that provides consumers with an innovative way to experience shows, movies, and music at home.
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

EXPANDING OUR LEADERSHIP IN AUDIO AND IMAGING ENTERTAINMENT EXPERIENCES
AUDIO AND IMAGING LICENSING
The majority of our licensing revenue is derived from the licensing of audio and imaging technologies for premium entertainment playback. Our audio technologies are primarily comprised of DD+, Dolby Atmos, AC-4, and our AAC and HE-AAC technologies and related patent licensing programs. Our imaging technologies are primarily comprised of Dolby Vision and our AVC and HEVC technologies and related patent licensing programs. The following are highlights of our second quarter of fiscal 2019 and key challenges related to audio and imaging licensing, by market.
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
We continue to see more products introduced in the broadcast market that incorporate our newer technologies, such as TVs that feature the combined experience of Dolby Atmos and Dolby Vision. In the second quarter of fiscal 2019, TP Vision announced that the latest Philips UHD TV lineup will support the combined experience, and Panasonic expanded Dolby Vision and Dolby Atmos to additional TV models. Panasonic and TP Vision join the growing list of TV partners offering both Dolby Atmos and Dolby Vision, such as LG, Sony, TCL, Skyworth, and Hisense.
Key Challenges: Our pursuit of growth and further adoption of our technologies may be impacted by a number of factors. In some emerging growth countries, such as China, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies. We must continue to present compelling reasons for consumers to demand our audio and imaging technologies, including ensuring that there is a breadth of available content in our formats and such content is being widely distributed. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Additionally, in the broadcast market, as well as other markets, we also face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements.
Mobile
Highlights: We continue to focus on adoption of our technologies across major mobile ecosystems such as Apple, Android, and Amazon. HE-AAC and HEVC are widely adopted audio and video technologies across mobile devices, respectively. We offer these technologies through our patent licensing programs. We also continue to focus on the expansion of our DD+, AC-4, Dolby Atmos, and Dolby Vision technologies in the mobile market.
Dolby Atmos-enabled mobile devices are available in the market from a growing list of partners such as Samsung, Huawei, Amazon, and Lenovo. In the second quarter of fiscal 2019, Sony announced the support of Dolby Atmos in its latest flagship model, and Oppo announced that their upcoming mobile devices will support Dolby Atmos. We also have mobile partners supporting Dolby Vision including Apple and Sharp.
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

Consumer Electronics
Highlights: We have an established presence in the home theater market across devices such as AVRs, soundbars, Blu-Ray players, and DMAs, through the inclusion of our DD+ technology, and increasingly through the inclusion of our Dolby Atmos technology, as well as our AAC and HE-AAC technologies and related patent licensing programs. These hardware offerings can be paired with a growing array of Dolby enabled content via Blu-ray discs, and OTT services, such as Netflix, Apple iTunes, and Amazon Prime Video. Apple currently supports Dolby Atmos and Dolby Vision on Apple TV 4K, while Amazon supports Dolby Atmos and Dolby Vision on the 4K Fire TV. Many of these consumer devices are priced at a low level enabling a larger market of consumers to access our technology.
Key Challenges: We must continue to present compelling reasons for consumers to demand our technologies wherever they enjoy entertainment content. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted.
Personal Computers
Highlights: DD+ continues to enhance playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through new types of content, including streaming video entertainment. A number of PCs are available with Dolby Atmos from partners such as Huawei, Xiaomi, and Lenovo. In the second quarter of fiscal 2019, Dell released its first PC model supporting Dolby Vision. In addition, Lenovo continued to expand their lineup of PCs that support both Dolby Vision and Dolby Atmos.
Key Challenges: PC revenues have been impacted by a decline in the portion of PCs that have optical disc functionality which has resulted in a decline in our ASPs, and we expect this decline in ASPs to continue. If declining conditions and trends persist, and OEMs do not incorporate our technologies in current and future products, our PC revenues could face continuing downward pressure. We must continuously collaborate with PC manufacturers to incorporate our technologies, and we must continue to support the development and distribution of Dolby content via various ecosystems.
Other
Highlights: DD+ is incorporated in both the Xbox and PlayStation gaming consoles and platforms. The Xbox gaming console also supports the combined experience of Dolby Atmos and Dolby Vision. Customers can purchase an OEM gaming headset bundled with Dolby Atmos for Headphones, or an app on the Microsoft app store to enable Dolby Atmos on their headphones.
We also generate revenue from the automotive industry primarily through disc playback devices as well as other elements of the entertainment system.
Key Challenges: The gaming console market continues to be challenged by competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base. This may impact our future revenues.
CINEMA AND OTHER
Cinema Products & Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers and audio processors to cinema exhibitors globally. We continue to see adoption of Dolby Atmos by studios, content creators, post-production facilities, and exhibitors. As of the end of second quarter of fiscal 2019, there were over 4,600 Dolby Atmos-enabled screens installed, and over 1,300 Dolby Atmos theatrical titles announced or released.
We also offer a variety of newer cinema products, which include the IMS3000, an integrated imaging and audio server with Dolby Atmos, the Dolby Multichannel Amplifier, and our 3-Axis speaker. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost effective than what was previously available to them.
Key Challenges: Demand for our cinema products is dependent upon industry and economic cycles and box office performance generally, along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in international markets, such as China, which are subject to economic risks as well as geo-political risks. To the extent that we do not make progress in these areas, or are faced with pricing pressures or competing technologies, our revenue may be affected.
Dolby Cinema
Highlights: During the second quarter of fiscal 2019, we continued to expand our global presence for Dolby Cinema. At the end of the quarter, we had over 200 Dolby Cinema locations in operation across 11 countries globally, and another 200 screens committed with more than 20 exhibitor partners. The breadth of motion pictures for Dolby Cinema continues to grow with over 230 theatrical titles in Dolby Vision and Dolby Atmos having been announced or released from all the major studios.
Key Challenges: Although the premium large format market for the cinema industry is currently growing, Dolby Cinema is in competition with other existing offerings. Our success depends on our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering will be tied to the success of motion pictures available at Dolby Cinema locations and global box office performance generally.
Dolby Voice
Highlights: We continued to see growth in our newest audio and video conferencing offering, Dolby Voice Room, which is aimed at customers in the growing huddle room space. Currently, we have two Dolby Voice Room partners shipping units, BlueJeans and Highfive. In the second quarter of 2019, BlueJeans announced a ‘Room as a Service” offering which bundles the BlueJeans conferencing service with Dolby Voice Room for a monthly subscription fee. We continue to focus on expanding Dolby Voice’s availability to the global market for audio and video conferencing services.
Key Challenges: Our success in this market will depend on the number of service providers and enterprise customers we are able to attract from competing conferencing service providers, the volume of products that we are able to sell, and the volume of usage of the service.

Dolby Dimension
Earlier this fiscal year, we introduced Dolby Dimension, a premium wireless headphone that provides consumers with an innovative way to experience shows, movies, and music at home.

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
Our cost of licensing consists mainly of amortization of certain purchased intangible assets and intangible assets acquired in business combinations, depreciation, third party royalty obligations, and associated fees.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	March 29, 2019	March 30, 2018 (as adjusted)	$	%	March 29, 2019	March 30, 2018 (as adjusted)	$	%
Revenue	$310,308	$272,135	$38,173	14%	$570,587	$542,307	$28,280	5%
Percentage of total revenue	92%	91%			89%	90%
Cost of licensing	16,074	10,610	5,464	51%	27,471	19,869	7,602	38%
Gross margin	294,234	261,525	32,709	13%	543,116	522,438	20,678	4%
Gross margin percentage	95%	96%			95%	96%

Current Quarter: Q2 2019 vs. Q2 2018

Factor	Revenue		Gross Margin
Broadcast	á	Higher revenues from patent licensing, TVs, and recoveries	â	Increase in cost of licensing due to higher patent administration fees
CE	á	Higher patent licensing, partially offset by lower recoveries and lower home theatre systems
PC	â	Lower ASP from decreasing number of PCs with optical disc functionality, partially offset by higher patent licensing and recoveries
Other	á	Higher patent administration fees from Via Licensing
Mobile	â	Lower revenues from the timing of payments, offset by patent licensing

Year-To-Date: Q2 2019 vs. Q2 2018

Factor	Revenue		Gross Margin
Other	á	Higher revenues from automotive recoveries, Dolby Cinema, and gaming	â	Increase in cost of licensing due to higher patent administration fees
Mobile	â	Lower revenues from recoveries and timing of payments, partially offset by higher patent licensing
CE	á	Higher revenues from patent licensing and higher volume of DMAs, partially offset by lower volume of home theatre systems
Broadcast	á	Higher revenues from patent licensing and TVs, partially offset by lower recoveries
PC	ßà	Lower ASP from decreasing number of PCs with optical disc functionality, offset by higher patent licensing and recoveries

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products and Services	March 29, 2019	March 30, 2018 (as adjusted)	$	%	March 29, 2019	March 30, 2018 (as adjusted)	$	%
Revenue	$27,950	$27,587	$363	1%	$70,047	$56,942	$13,105	23%
Percentage of total revenue	8%	9%			11%	10%
Cost of products and services	20,501	20,417	84	—%	47,733	42,051	5,682	14%
Gross margin	7,449	7,170	279	4%	22,314	14,891	7,423	50%
Gross margin percentage	27%	26%			32%	26%

Current Quarter: Q2 2019 vs. Q2 2018

Factor	Revenue		Gross Margin
Products	ßà	No significant fluctuations	á	Higher utilization of manufacturing capacity, improved mix of products, partially offset by higher excess & obsolete charges
Services	ßà	No significant fluctuations	â	Lower utilization of available capacity

Year-To-Date: Q2 2019 vs. Q2 2018

Factor	Revenue		Gross Margin
Products	á	Higher revenues from Dolby Cinema and Dolby Voice products, partially offset by lower units of cinema equipment	á	Improved mix of products, partially offset by lower excess & obsolete charges
Services	ßà	No significant fluctuations	á	Higher utilization of available capacity
Operating Expenses
Research & Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 29, 2019	March 30, 2018	$	%	March 29, 2019	March 30, 2018	$	%
Research and development	$58,625	$59,493	$(868)	(1)%	$117,272	$115,937	$1,335	1%
Percentage of total revenue	17%	20%			18%	19%

Current Quarter: Q2 2019 vs. Q2 2018

Category	Key Drivers
Research & Development	ßà	No significant fluctuations

Year-To-Date: Q2 2019 vs. Q2 2018

Category	Key Drivers
Stock-Based Compensation	á	Higher fair value of award grants
Depreciation & Amortization	â	Lower depreciation as certain assets used for research activities have been fully depreciated

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 29, 2019	March 30, 2018	$	%	March 29, 2019	March 30, 2018	$	%
Sales and marketing	$92,694	$74,019	$18,675	25%	$178,296	$144,168	$34,128	24%
Percentage of total revenue	27%	25%			28%	24%

Current Quarter: Q2 2019 vs. Q2 2018

Category	Key Drivers
Marketing Programs	á	Higher costs related to marketing programs, tradeshow activities, and new product launches
Legal, Professional, & Consulting	á	Increased IP related activities aimed at revenue generation
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
Stock-Based Compensation	á	Increase in award grants due to increased headcount, and higher fair value of award grants

Year-To-Date: Q2 2019 vs. Q2 2018

Category	Key Drivers
Marketing Programs	á	Higher costs related to marketing programs, tradeshow activities, and new product launches
Legal, Professional, & Consulting	á	Increased IP related activities aimed at revenue generation
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
Stock-Based Compensation	á	Increase in award grants due to increased headcount, and higher fair value of award grants

General & Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 29, 2019	March 30, 2018	$	%	March 29, 2019	March 30, 2018	$	%
General and administrative	$47,416	$50,747	$(3,331)	(7)%	$98,229	$99,032	$(803)	(1)%
Percentage of total revenue	14%	17%			15%	17%

Current Quarter: Q2 2019 vs. Q2 2018

Category	Key Drivers
Legal, Professional, & Consulting	â	Lower costs associated with various legal activities, patent filings, and finance costs from regulatory changes

Year-To-Date: Q2 2019 vs. Q2 2018

Category	Key Drivers
General & Administrative	ßà	No significant fluctuations

Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 29, 2019	March 30, 2018	$	%	March 29, 2019	March 30, 2018	$	%
Other income/(expense)	$7,072	$3,179	$3,893	122%	$12,655	$5,773	$6,882	119%
Percentage of total revenue	2%	1%			2%	1%

Current Quarter: Q2 2019 vs. Q2 2018

Category	Key Drivers
Interest Income	á	Higher yields on our investment balances

Year-To-Date: Q2 2019 vs. Q2 2018

Category	Key Drivers
Interest Income	á	Higher yields on our investment balances
Other Income/(Expense)	á	Decrease in other expense due to lower foreign currency translation losses
Income Taxes

Our effective tax rate is based on our annual fiscal year results and is affected each period-end by several factors. These include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions that may occur in, but are not necessarily consistent between, periods. For additional information related to effective tax rates, see Note 11 “Income Taxes” to our unaudited interim condensed consolidated financial statements.

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 29, 2019	March 30, 2018 (as adjusted)	March 29, 2019	March 30, 2018 (as adjusted)
Provision for income taxes	$(36,427)	$(22,432)	$(12,323)	$(172,137)
Effective tax rate	33.1%	25.6%	6.7%	93.4%

Current Quarter: Q2 2019 vs. Q2 2018

Factor	Impact On Effective Tax Rate
Enactment of Tax Act	á	Additional tax expense recorded in the current quarter following the enactment of final regulations on the repatriation transition tax, partially offset by the reduction of the federal statutory rate
Foreign Operations	â	Additional tax benefit due to changes in jurisdictional mix of foreign income
Stock-Based Compensation	á	Lower benefit related to the settlement of stock-based awards

Year-To-Date: Q2 2019 vs. Q2 2018

Factor	Impact On Effective Tax Rate
Enactment of Tax Act	â	Lower tax expense due to the large, one-time impact of US tax reform in the prior year, and the reduction of the federal statutory rate

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of March 29, 2019, we had cash and cash equivalents of $726.6 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $358.0 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities.
The following table presents selected financial information as of March 29, 2019 and September 28, 2018 (amounts displayed are in thousands):

	March 29, 2019	September 28, 2018 (as adjusted)
Cash and cash equivalents	$726,596	$918,063
Short-term investments	158,679	178,138
Long-term investments	199,302	187,782
Accounts receivable, net	178,617	166,133
Accounts payable and accrued liabilities	245,334	265,050
Working capital	1,130,311	1,211,378
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
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $1.5 billion of stock repurchases.
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
Operating Activities

	Fiscal Year-To-Date Ended
	March 29, 2019	March 30, 2018
Net cash provided by operating activities	$105,844	$98,041
Net cash provided by operating activities increased $7.8 million in the fiscal year-to-date period ended March 29, 2019 as compared to the fiscal year-to-date period ended March 30, 2018, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	á	Net loss in Q1 fiscal 2018 due to impact of the Tax Act
Deferred Income Taxes	â	Deferred tax asset increased due to additional tax benefit recognized from the repatriation transition tax recorded in fiscal 2018
Income Taxes, Net	â	Additional tax expense recognized in fiscal 2019 following the enactment of final regulations on the repatriation transition tax
Investing Activities

	Fiscal Year-To-Date Ended
	March 29, 2019	March 30, 2018
Net cash used in investing activities	$(63,454)	$(4,074)
Net cash used in investing activities was $59.4 million greater in the fiscal year-to-date period ended March 29, 2019 as compared to the fiscal year-to-date period ended March 30, 2018, primarily due to the following:

Factor	Impact On Cash Flows
Purchase Of Investments	â	Higher outflows for the purchase of marketable investment securities
Proceeds From Investments	â	Lower inflows from the sale & maturity of marketable investment securities
Financing Activities

	Fiscal Year-To-Date Ended
	March 29, 2019	March 30, 2018
Net cash used in financing activities	$(231,451)	$(17,856)
Net cash used in financing activities was $213.6 million greater in the fiscal year-to-date period ended March 29, 2019 as compared to the fiscal year-to-date period ended March 30, 2018, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	â	Higher outflows from increases in common stock repurchases
Common Stock Issuance	â	Lower inflows from employee stock option exercises
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of March 29, 2019, we had cash and cash equivalents of $726.6 million, which consisted of cash, commercial paper, and highly liquid money market funds. In addition, we had both short and long-term investments of $358.0 million, which consisted primarily of municipal debt securities, corporate bonds, government bonds, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At March 29, 2019, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately fourteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of March 29, 2019, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $3.9 million and $2.0 million, respectively.
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
In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of March 29, 2019 and September 28, 2018, the outstanding derivative instruments had maturities of equal to or less than 31 days, and the total notional amounts of outstanding contracts were $27.3 million and $25.1 million, respectively. The fair values of these contracts were nominal as of March 29, 2019 and September 28, 2018, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets. For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of March 29, 2019. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $0.8 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $0.8 million.

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
Changes in Internal Control Over Financial Reporting
We adopted ASC 606, “Revenue from Contracts with Customers” beginning September 29, 2018. As a result of this adoption, we implemented new processes and internal controls related to the estimation of licensing revenues. There were no other changes in our internal control over financial reporting during the fiscal quarter ending March 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Estimation of sales-based royalties. As disclosed in Note 2 "Summary of Significant Accounting Policies," beginning in the first quarter of fiscal 2019, we adopted ASC 606. The transition from ASC 605 to ASC 606 most significantly impacts two key areas of our revenue accounting, as described below.

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

The second topic related to ASC 606 that will significantly impact us involves our estimation of shipments on which we generate sales–based royalties. Under ASC 606, we recognize a material portion of our licensing revenue based on our estimate of shipments to which we expect our licensees to submit royalty statements. Upon receipt of actual reporting of sales based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. The change may cause more volatility in our quarterly figures because of the estimation process and the corresponding true-up adjustments, which we plan to disclose each quarter as appropriate.

Such changes to our reporting practices could significantly affect our results of operations to the extent that actual revenues differ significantly from estimated revenues, or that we are required to accelerate recognition of revenue under certain arrangements, potentially causing the amount of revenue we recognize to vary materially from quarter to quarter. While the adoption of ASC 606 will not change the cash flows or total revenues we receive from our contracts with customers, it could result in changes to the timing of our reported revenue and income, which in turn could cause volatility in the price of our common stock.

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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of March 29, 2019, we had approximately 10,400 issued patents in addition to approximately 4,200 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2043.
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
Data Security. We rely on information technology systems in the conduct of our business, including systems designed and managed by third parties. Many of these systems contain sensitive and confidential information, including our trade secrets and proprietary business information, and personal data, as well as content and information owned by or pertaining to our customers, suppliers and business partners. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. Our information technology and infrastructure may be vulnerable to penetration or attacks by hackers, malware, software bugs or other technical malfunctions, or other disruptions.  If we use a vendor that stores information as part of their service or product offerings, we assess the security of such services prior to using the service.  Nevertheless, our sensitive, confidential or proprietary information may be misappropriated by that vendor or others who may inappropriately access the vendor’s system.
While we have taken a number of steps to protect our information technology systems (including physical access controls, encryption, and authentication technologies), the number and sophistication of malicious attacks that companies have experienced has increased over the past few years. In addition, because techniques used by hackers (many of whom are highly sophisticated and well-funded) to access or sabotage networks and computer systems change frequently and often are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our response or the effectiveness of our response and impede our operations and ability to limit our exposure to third-party claims and other potential liability. Attacks on our systems are sometimes successful, and, in some instances, we might be unaware of an incident or its magnitude and effects. We also may suffer data security breaches and the unauthorized access to, misuse or acquisition of, personal data or other sensitive and confidential information as the result of intentional or inadvertent breaches or other compromises by our employees or service providers. Any data security breach or other incident, whether external or internal in origin, could compromise our networks and systems, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products. Any such breach or other incident can result in the information stored on our networks and systems being improperly accessed or acquired, publicly disclosed, lost, or stolen, which could subject us to liability to our customers, suppliers, business partners and others. We seek to detect and investigate such attempts and incidents and to prevent their recurrence where practicable through changes to our internal processes and tools, but in some cases preventive and remedial action might not be successful. In addition, despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, malware, ransomware, social engineering, denial of service, and similar other disruptions. Disruptions to our information technology systems, due to outages, security breaches or other causes, could also have severe consequences to our business, including financial loss and reputational damage.
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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 57% and 66% of our revenue was derived outside of the U.S. in the fiscal year-to-date period ended March 29, 2019 and March 30, 2018, respectively. We are subject to a number of risks related to conducting business internationally, including:

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
The recent U.S. tax law changes enacted through the Tax Act require us to exercise significant judgment in interpreting its provisions. As we evaluate the full impact of current and future guidance that is introduced, our results may materially differ from previous estimates, and those differences may materially affect our financial position. In addition, the Tax Act includes certain international provisions that are effective for us beginning in fiscal 2019. The application of the Tax Act and any changes that we make to our corporate trading structure could adversely affect our tax rate and cash flow in future years.
The Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the United States, has made changes to many long-standing transfer pricing and cross-border taxation rules. In addition, the European Union and its European Commission are proposing model legislation and investigating companies that might be in violation of European Union competition rules against unjustified state aid. Further, the OECD, European Union, European Commission, and individual countries could conceivably make competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. To the extent these actions take place in the countries that we operate, it is possible that in the future, these efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.

We are subject to the periodic examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, but an adverse decision by tax authorities exceeding our reserves could significantly impact our financial results.

STOCK-RELATED ISSUES
Controlling Stockholder. At March 29, 2019, the Dolby family and their affiliates owned 1,835,020 shares of our Class A common stock and 37,551,565 shares of our Class B common stock. As of March 29, 2019, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.7% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
The following table provides information regarding our share repurchases made under the program during the second quarter of fiscal 2019:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
December 29, 2018 - January 25, 2019	—	$—	—	$239.0 million
January 26, 2019 - February 22, 2019	1,029,239	64.57	1,029,239	$172.5 million
February 23, 2019 - March 29, 2019	289,011	65.31	289,011	$153.6 million
Total	1,318,250		1,318,250

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 8, 2019

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)