Form 10-Q
period 2019-06-28
Dolby Laboratories, Inc.
filed 2019-08-02
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              To
Commission File Number: 001-32431

DOLBY LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			90-0199783
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1275 Market Street	San Francisco	California	94103-1410
(Address of principal executive offices)			(Zip Code)

(415) 558-0200
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value	DLB	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
On July 26, 2019, the registrant had 64,493,982 shares of Class A common stock, par value $0.001 per share, and 36,276,393 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended June 28, 2019

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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 28, 2019	September 28, 2018 (as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$716,560	$918,063
Restricted cash	7,485	7,187
Short-term investments	120,737	178,138
Accounts receivable, net of allowance for doubtful accounts of $10,448 and $5,258	231,185	166,133
Contract assets	182,912	165,959
Inventories, net	38,908	26,206
Prepaid expenses and other current assets	41,030	34,890
Total current assets	1,338,817	1,496,576
Long-term investments	211,352	187,782
Property, plant, and equipment, net	524,641	514,182
Intangible assets, net	189,304	184,019
Goodwill	335,936	327,982
Deferred taxes	109,208	74,766
Other non-current assets	100,550	80,080
Total assets	$2,809,808	$2,865,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,304	$21,922
Accrued liabilities	243,738	243,128
Income taxes payable	862	2,680
Contract liabilities	19,435	17,468
Total current liabilities	278,339	285,198
Non-current contract liabilities	24,428	25,887
Other non-current liabilities	186,765	183,799
Total liabilities	489,532	494,884

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 63,716,563 shares issued and outstanding at June 28, 2019 and 63,978,752 at September 28, 2018	58	61
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,952,512 shares issued and outstanding at June 28, 2019 and 39,261,035 at September 28, 2018	41	41
Additional paid-in capital	—	66,127
Retained earnings	2,328,918	2,313,539
Accumulated other comprehensive (loss)	(14,496)	(15,832)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,314,521	2,363,936
Controlling interest	5,755	6,567
Total stockholders’ equity	2,320,276	2,370,503
Total liabilities and stockholders’ equity	$2,809,808	$2,865,387
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 28, 2019	June 29, 2018 (as adjusted)	June 28, 2019	June 29, 2018 (as adjusted)
Revenue:
Licensing	$271,897	$183,771	$842,484	$726,078
Products and services	30,262	31,009	100,309	87,951
Total revenue	302,159	214,780	942,793	814,029

Cost of revenue:
Cost of licensing	13,290	12,111	40,761	31,980
Cost of products and services	26,400	22,272	74,133	64,323
Total cost of revenue	39,690	34,383	114,894	96,303

Gross margin	262,469	180,397	827,899	717,726

Operating expenses:
Research and development	60,408	60,357	177,680	176,294
Sales and marketing	83,390	79,834	261,686	224,002
General and administrative	54,183	47,893	152,412	146,925
Restructuring charges/(credits)	30,232	(82)	30,264	(446)
Total operating expenses	228,213	188,002	622,042	546,775

Operating income/(Loss)	34,256	(7,605)	205,857	170,951

Other income/expense:
Interest income	6,551	5,487	19,230	13,160
Interest expense	(29)	(87)	(106)	(151)
Other income/(expense), net	1,022	(3,603)	1,075	(5,439)
Total other income	7,544	1,797	20,199	7,570

Income/(loss) before income taxes	41,800	(5,808)	226,056	178,521
Provision for income taxes	(2,163)	9,067	(14,486)	(163,070)
Net income including controlling interest	39,637	3,259	211,570	15,451
Less: net (income) attributable to controlling interest	(63)	(143)	(337)	(421)
Net income attributable to Dolby Laboratories, Inc.	$39,574	$3,116	$211,233	$15,030

Net income per share:
Basic	$0.39	$0.03	$2.07	$0.15
Diluted	$0.38	$0.03	$2.01	$0.14
Weighted-average shares outstanding:
Basic	101,218	103,836	102,012	103,386
Diluted	103,717	106,950	105,025	106,943

Related party rent expense:
Included in operating expenses	$13,107	$1,017	$14,755	$2,585
Included in net income attributable to controlling interest	$111	$179	$463	$535

Cash dividend declared per common share	$0.19	$0.16	$0.57	$0.48
Cash dividend paid per common share	$0.19	$0.16	$0.57	$0.48
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 28, 2019	June 29, 2018 (as adjusted)	June 28, 2019	June 29, 2018 (as adjusted)
Net income including controlling interest	$39,637	$3,259	$211,570	$15,451
Other comprehensive income:
Currency translation adjustments, net of tax of $0, $1,251, $0, and $110	(2,005)	(8,297)	(3,718)	(2,815)
Unrealized gains/(losses) on investments, net of tax of ($30), $11, $94, and $155	1,918	339	4,786	(2,813)
Unrealized gains on cash flow hedges, net of tax of $0, $0, $0, and $0	134	—	134	—
Total other comprehensive income/(loss), net of tax	47	(7,958)	1,202	(5,628)

Total comprehensive income/(loss)	39,684	(4,699)	212,772	9,823
Less: comprehensive (income) attributable to controlling interest	77	130	(203)	(341)
Comprehensive income/(loss) attributable to Dolby Laboratories, Inc.	$39,761	$(4,569)	$212,569	$9,482
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Fiscal Quarter-To-Date
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at March 29, 2019	$100	$—	$2,361,607	$(14,683)	$2,347,024	$5,833	$2,352,857
Net income			39,574		39,574	63	39,637
Other comprehensive income, net of tax				187	187	(140)	47
Distributions to controlling interest					—	(1)	(1)
Stock-based compensation expense		18,863			18,863		18,863
Repurchase of common stock	(1)	(35,651)	(52,980)		(88,632)		(88,632)
Cash dividends declared and paid on common stock			(19,283)		(19,283)		(19,283)
Common stock issued under employee stock plans		17,869			17,869		17,869
Tax withholdings on vesting of restricted stock		(1,081)			(1,081)		(1,081)
Balance at June 28, 2019	$99	$—	$2,328,918	$(14,496)	$2,314,521	$5,755	$2,320,276

	Fiscal Year-To-Date
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 28, 2018 (as adjusted)	$102	$66,127	$2,313,539	$(15,832)	$2,363,936	$6,567	$2,370,503
Net income			211,233		211,233	337	211,570
Other comprehensive income, net of tax				1,336	1,336	(134)	1,202
Distributions to controlling interest					—	(1,015)	(1,015)
Stock-based compensation expense		59,580			59,580		59,580
Repurchase of common stock	(4)	(148,972)	(137,536)		(286,512)		(286,512)
Cash dividends declared and paid on common stock			(58,318)		(58,318)		(58,318)
Common stock issued under employee stock plans	1	45,026			45,027		45,027
Tax withholdings on vesting of restricted stock		(21,761)			(21,761)		(21,761)
Balance at June 28, 2019	$99	$—	$2,328,918	$(14,496)	$2,314,521	$5,755	$2,320,276

	Fiscal Quarter-To-Date
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at March 30, 2018 (as adjusted)	$102	$113,827	$2,316,906	$(5,616)	$2,425,219	$6,549	$2,431,768
Net income			3,116		3,116	143	3,259
Other comprehensive income, net of tax				(7,685)	(7,685)	(273)	(7,958)
Stock-based compensation expense		17,101			17,101		17,101
Repurchase of common stock		(55,487)			(55,487)		(55,487)
Cash dividends declared and paid on common stock			(16,640)		(16,640)		(16,640)
Common stock issued under employee stock plans	1	14,879			14,880		14,880
Tax withholdings on vesting of restricted stock		(1,243)			(1,243)		(1,243)
Balance at June 29, 2018 (as adjusted)	$103	$89,077	$2,303,382	$(13,301)	$2,379,261	$6,419	$2,385,680

	Fiscal Year-To-Date
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 29, 2017 (as adjusted)	$101	$61,331	$2,337,948	$(7,753)	$2,391,627	$7,100	$2,398,727
Net income			15,030		15,030	421	15,451
Other comprehensive income, net of tax				(5,548)	(5,548)	(80)	(5,628)
Distributions to controlling interest					—	(1,022)	(1,022)
Stock-based compensation expense		53,476			53,476		53,476
Repurchase of common stock	(1)	(90,479)			(90,480)		(90,480)
Cash dividends declared and paid on common stock			(49,596)		(49,596)		(49,596)
Common stock issued under employee stock plans	3	85,938			85,941		85,941
Tax withholdings on vesting of restricted stock		(21,189)			(21,189)		(21,189)
Balance at June 29, 2018 (as adjusted)	$103	$89,077	$2,303,382	$(13,301)	$2,379,261	$6,419	$2,385,680

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	June 28, 2019	June 29, 2018 (as adjusted)
Operating activities:
Net income including controlling interest	$211,570	$15,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,814	61,398
Stock-based compensation	59,580	53,476
Amortization of premium on investments	319	2,046
Provision for doubtful accounts	5,201	2,465
Deferred income taxes	(34,872)	15,163
Restructuring charge for exit of leased building	27,463	—
Other non-cash items affecting net income	2,100	5,147
Changes in operating assets and liabilities:
Accounts receivable, net	(70,022)	1,975
Contract assets	(16,942)	12,897
Inventories	(15,976)	(508)
Prepaid expenses and other assets	(13,719)	(13,718)
Accounts payable and accrued liabilities	(10,733)	(16,368)
Income taxes, net	(5,226)	102,422
Contract liabilities	491	(838)
Other non-current liabilities	(4,854)	(537)
Net cash provided by operating activities	197,194	240,471

Investing activities:
Purchases of investment securities	(220,321)	(151,585)
Proceeds from sales of investment securities	149,023	72,090
Proceeds from maturities of investment securities	109,821	194,038
Purchases of property, plant, and equipment	(79,670)	(54,869)
Payments for business acquisitions, net of cash acquired	(14,919)	(6,563)
Purchase of intangible assets	(17,255)	(12,543)
Net cash (used in)/provided by investing activities	(73,321)	40,568

Financing activities:
Proceeds from issuance of common stock	45,027	85,941
Repurchase of common stock	(286,512)	(90,480)
Payment of cash dividend	(58,318)	(49,596)
Distribution to controlling interest	(1,015)	(1,022)
Shares repurchased for tax withholdings on vesting of restricted stock	(21,761)	(21,189)
Net cash used in financing activities	(322,579)	(76,346)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,499)	(1,598)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(201,205)	203,095
Cash, cash equivalents, and restricted cash at beginning of period	925,250	634,368
Cash, cash equivalents, and restricted cash at end of period	$724,045	$837,463

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$43,549	$48,931

Non-cash investing activities:
Property, plant, and equipment purchased and unpaid at period-end	$(10,785)	$4,820
Purchase consideration payable for acquisition	$1,700	$750
Purchase consideration payable for intangibles	$1,881	$200

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with U.S. GAAP, and with SEC rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with U.S. GAAP to be condensed or omitted. In our opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 28, 2018 and include all adjustments necessary for fair presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 28, 2018, which are included in our Annual Report on Form 10-K/A filed with the SEC.
The results for the fiscal quarter ended June 28, 2019 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 27, 2019.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended June 28, 2019 and June 29, 2018. Our fiscal year ending September 27, 2019 (fiscal 2019) and our fiscal year ended September 28, 2018 (fiscal 2018) both consist of 52 weeks.
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
We adjusted our condensed consolidated financial statements from amounts previously reported to reflect the adoption of the new standard. Select unaudited condensed consolidated statement of income line items, which reflect the adoption of the new standard, are as follows (in thousands, except per share data):

	Fiscal Quarter Ended			Fiscal Year-To-Date Ended
	June 29, 2018 (as previously reported)	Effect of Adopting ASC 606	June 29, 2018 (as adjusted)	June 29, 2018 (as previously reported)	Effect of Adopting ASC 606	June 29, 2018 (as adjusted)
Revenue	$317,447	$(102,667)	$214,780	$906,599	$(92,570)	$814,029
Gross margin	282,982	(102,585)	180,397	810,299	(92,573)	717,726
Provision for income taxes	(13,302)	22,369	9,067	(198,332)	35,262	(163,070)
Net income attributable to Dolby Laboratories, Inc.	83,145	(80,029)	3,116	72,154	(57,124)	15,030
Diluted earnings per share	$0.78	$(0.75)	$0.03	$0.67	$(0.53)	$0.14

Select condensed consolidated balance sheet line items, which reflect the adoption of the new standard, are as follows (in thousands):

	September 28, 2018 (as previously reported)	Effect of Adopting ASC 606	September 28, 2018 (as adjusted)
ASSETS
Accounts receivable, net	$137,151	$28,982	$166,133
Contract assets	—	165,959	165,959
Prepaid expenses and other current assets	35,209	(319)	34,890
Deferred taxes	101,070	(26,304)	74,766
Other non-current assets	42,280	37,800	80,080
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued liabilities	223,594	19,534	243,128
Contract liabilities	23,931	(6,463)	17,468
Non-current contract liabilities	40,064	(14,177)	25,887
Other non-current liabilities	150,960	32,839	183,799
Retained earnings	2,139,154	174,385	2,313,539

Select condensed consolidated statement of cash flows line items, which reflect the adoption of the new standard, are as follows (in thousands):

	Fiscal Year-To-Date June 29, 2018 (as previously reported)¹	Effect of Adopting ASC 606	Fiscal Year-To-Date June 29, 2018 (as adjusted)
Operating activities:
Net income including controlling interest	$72,575	$(57,124)	$15,451
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	47,145	(31,982)	15,163
Changes in operating assets and liabilities:
Accounts receivable	(78,480)	80,455	1,975
Contract assets	—	12,897	12,897
Prepaid expenses and other assets	(13,719)	1	(13,718)
Accounts payable and other liabilities	(12,781)	(3,587)	(16,368)
Contract liabilities	(366)	(472)	(838)
Net cash provided by operating activities	240,471	—	240,471
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
Restricted Cash.  During the first quarter of fiscal 2019, we adopted ASU 2016-18, Restricted Cash - a consensus of the FASB Emerging Issues Task Force, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted the new guidance using the retrospective transition approach. The reclassified restricted cash balances from investing activities to changes in cash, cash equivalents, and restricted cash on the condensed consolidated statements of cash flows were not material for all periods presented. The adjusted condensed consolidated statement of cash flows for the prior comparative period has been reclassified as a result of the adoption of the new standard.
Accounting for Hedging Activities. During the first quarter of fiscal 2019, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard eliminates the requirement to separately measure and report hedge ineffectiveness. In the third quarter of fiscal 2019, we implemented a cash flow hedging program using forward currency contracts. This standard applies to the presentation and disclosure of the cash flow hedging program, which was not material in relation to our consolidated financial statements as a whole. The adoption of the standard did not have a material impact on Dolby's consolidated financial statements.
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
We will adopt the new standard using the modified retrospective transition method, thereby recognizing the cumulative effect of initially applying Topic 842 as an adjustment to opening retained earnings on the adoption date, without revising the balances in comparative periods. Upon adoption, we will recognize a lease liability and right-of-use asset for each of our lease arrangements. We anticipate adoption of the standard will not have a material impact on our consolidated income statements. We plan to elect to utilize the transition guidance within the new standard which allows us to retain the historical lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We will not reassess whether any contracts entered into prior to adoption are leases. We are in the process of evaluating our existing lease contracts and implementing changes to our systems. ASU 2016-02 is effective for Dolby beginning September 28, 2019.
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
Sales-based licensing fees.   In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties at the later of when the sales occur based on our estimates or the completion of our performance obligations. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the third quarter of fiscal 2019, we recorded a favorable adjustment of approximately $7 million, which was primarily related to January through March shipments and largely based on actual royalty statements received from licensees.
Fixed and guaranteed licensing fees.   In certain cases, our arrangements require the licensee to pay fixed, non-

refundable fees independent of the actual number of units they may distribute in the future. In these cases, control is transferred and fees are recognized upon the later of contract execution or the effective date. Additionally and separate from initial fees from implementation licensees, our sales- and usage-based licensing agreements include a nominal fee, which is also recognized at a point in time in which control of the IP has been transferred. Revenues from these arrangements are included as a component of licensing revenue.
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
We undertake activities aimed at identifying potential unauthorized uses of our technologies, which when successful result in the recognition of revenue. Recoveries stem from third parties who agree to remit payments to us based on past use of our technology. In these scenarios, a legally binding contract did not exist at time of use of our technology, and therefore, we recognize revenue recoveries upon execution of the agreement as that is the point in time to which a contract exists and control is transferred. These revenues are classified as licensing revenue.
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
Product Sales.   Revenue from the sale of products is recognized when the customer obtains control of the promised good or service, which is generally upon shipment. Payments are generally made within 90 days of sale.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. On June 28, 2019, we had $41.9 million of remaining performance obligations, 17% of which we expect to recognize as revenue in fiscal 2019, 32% in fiscal 2020, and the balance of 51% in fiscal years beyond 2020.

F.	Disaggregation of revenue
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	June 28, 2019		June 29, 2018		June 28, 2019		June 29, 2018
Revenue			(as adjusted)				(as adjusted)
Licensing	$271,897	90%	$183,771	86%	$842,484	89%	$726,078	89%
Products and services	30,262	10%	31,009	14%	100,309	11%	87,951	11%
Total revenue	$302,159	100%	$214,780	100%	$942,793	100%	$814,029	100%
The following table presents the composition of our licensing revenue for all periods presented:

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	June 28, 2019		June 29, 2018		June 28, 2019		June 29, 2018
Market			(as adjusted)				(as adjusted)
Broadcast	$134,106	49%	$83,760	46%	$356,668	42%	$283,027	39%
Mobile	47,034	17%	19,596	11%	147,966	18%	146,473	20%
CE	28,662	11%	27,935	15%	117,188	14%	103,645	14%
PC	24,579	9%	16,530	9%	88,929	11%	80,786	11%
Other	37,516	14%	35,950	19%	131,733	15%	112,147	16%
Total licensing revenue	$271,897	100%	$183,771	100%	$842,484	100%	$726,078	100%
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
	June 28, 2019		June 29, 2018		June 28, 2019		June 29, 2018
Revenue By Geographic Location			(as adjusted)				(as adjusted)
United States	$78,590	26%	$63,691	30%	$356,389	38%	$268,505	33%
International	223,569	74%	151,089	70%	586,404	62%	545,524	67%
Total revenue	$302,159	100%	$214,780	100%	$942,793	100%	$814,029	100%

G.	Contract assets and liabilities
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
Our contract liabilities consist of advance payments and billings in excess of amounts earned, deferred revenue that is typically satisfied within one year, and deferred interest where we have significant financing. The non-current portion of contract liabilities is separately disclosed in our consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In the third quarter of fiscal 2019, we recognized $6.6 million from prior period deferred revenue and deferred interest from arrangements which include a significant financing component.

The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented:

	June 28, 2019	September 28, 2018	Change ($)	Change (%)
		(as adjusted)
Accounts receivable, net	$231,185	$166,133	$65,052	39%
Contract assets	182,912	165,959	16,953	10%
Other non-current assets	100,550	80,080	20,470	26%
Contract liabilities - current	19,435	17,468	1,967	11%
Contract liabilities - non-current	24,428	25,887	(1,459)	(6)%
Other non-current liabilities	186,765	183,799	2,966	2%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of June 28, 2019 and September 28, 2018 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

	June 28, 2019	September 28, 2018 (as adjusted)
Trade accounts receivable	$194,024	$108,929
Accounts receivable from patent administration program licensees	47,609	62,462
Accounts receivable, gross	241,633	171,391
Less: allowance for doubtful accounts	(10,448)	(5,258)
Total	$231,185	$166,133

Trade accounts receivable includes unbilled accounts receivable balances related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to their patent administration programs.
Inventories

	June 28, 2019	September 28, 2018
Raw materials	$9,338	$6,095
Work in process	3,607	4,044
Finished goods	25,963	16,067
Total	$38,908	$26,206

Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $2.9 million and $2.6 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of June 28, 2019 and September 28, 2018, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

	June 28, 2019	September 28, 2018 (as adjusted)
Prepaid expenses	$20,348	$18,508
Other current assets	19,930	13,946
Income tax receivable	752	2,436
Total	$41,030	$34,890

As of June 28, 2019, other current assets include the carrying value of $2.2 million of land and building that are currently held for sale. Management has committed to a plan to sell the property. Based on current estimated selling prices in the market, we have determined that no indicators of potential impairment exist.
Accrued Liabilities

	June 28, 2019	September 28, 2018 (as adjusted)
Accrued royalties	$2,973	$2,648
Amounts payable to patent administration program partners	52,024	69,061
Accrued compensation and benefits	73,014	84,491
Accrued professional fees	15,154	9,749
Unpaid PP&E additions	4,631	13,956
Other accrued liabilities	95,942	63,223
Total	$243,738	$243,128

Other Non-Current Liabilities

	June 28, 2019	September 28, 2018
Supplemental retirement plan obligations	$3,284	$3,388
Non-current tax liabilities	135,839	129,253
Other liabilities	47,642	51,158
Total	$186,765	$183,799

5. Investments & Fair Value Measurements
We use cash holdings to purchase investment grade securities diversified among security types, industries, and issuers. All of our investment securities are measured at fair value, and are recorded within cash equivalents and both short-term and long-term investments in our consolidated balance sheets. With the exception of our mutual fund investments held in our SERP and classified as trading securities, all of our investments are classified as AFS securities. Derivative contracts are used to hedge currency risk, these are carried at fair value and classified as other assets and other liabilities.

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

	June 28, 2019
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$652,269	$—	$—	$652,269	$652,269	$—	$—
Cash equivalents:
Certificate of deposit (1)	12,376	—	—	12,376	—	12,376	—
Commercial paper	13,051	2	—	13,053	—	13,053	—
Corporate bonds	6,265	—	(1)	6,264	—	6,264	—
Money market funds	15,084	—	—	15,084	15,084	—	—
Municipal debt securities	1,000	—	—	1,000	—	1,000	—
Government bonds	16,513	1	—	16,514	16,514	—	—
Cash and cash equivalents	716,558	3	(1)	716,560	683,867	32,693	—

Short-term investments:
Certificate of deposit (1)	1,486	1	—	1,487	—	1,487	—
U.S. agency securities	6,272	10	(6)	6,276	—	6,276	—
Government bonds	11,952	11	—	11,963	11,963	—	—
Commercial paper	6,472	13	—	6,485	—	6,485	—
Corporate bonds	82,230	51	(112)	82,169	—	82,169	—
Municipal debt securities	12,345	14	(2)	12,357	—	12,357	—
Short-term investments	120,757	100	(120)	120,737	11,963	108,774	—

Long-term investments:
Asset backed securities	7,799	66	—	7,865	—	7,865	—
U.S. agency securities	11,895	134	(19)	12,010	—	12,010	—
Government bonds	21,871	177	(36)	22,012	22,012	—	—
Corporate bonds	154,196	1,563	(55)	155,704	—	155,704	—
Municipal debt securities	11,809	103	(2)	11,910	—	11,910	—
Other long-term investments (2)	1,851	—	—	1,851	7	—	—
Long-term investments	209,421	2,043	(112)	211,352	22,019	187,489	—

Total cash, cash equivalents, and investments	$1,046,736	$2,146	$(233)	$1,048,649	$717,849	$328,956	$—

Investments held in supplemental retirement plan:
Assets	3,382	—	—	3,382	3,382	—	—
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	3,382	—	—	3,382	3,382	—	—
Included in accrued liabilities & other non-current liabilities

Currency derivatives as hedge instruments:
Assets	—	231	—	231	—	231	—
Included in other current assets
Liabilities	—	—	(47)	(47)	—	(47)	—
Included in other accrued expenses

(1)	Certificates of deposit include marketable securities, while those with a maturity in excess of one year as of June 28, 2019 are classified within long-term investments.

(2)	Other long-term investments as of June 28, 2019 include investments that are not carried at fair value including an equity method investment of $1.8 million.

	September 28, 2018
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$905,660	$—	$—	$905,660	$905,660	$—	$—
Cash equivalents:
Commercial paper	5,058	—	—	5,058	—	5,058	—
Corporate bonds	1,005	—	—	1,005	—	1,005	—
Money market funds	3,301	—	—	3,301	3,301	—	—
Municipal debt securities	545	—	(1)	544	—	544	—
Government bonds	2,495	—	—	2,495	2,495	—	—
Cash and cash equivalents	918,064	—	(1)	918,063	911,456	6,607	—

Short-term investments:
Certificate of deposit (1)	12,875	14	—	12,889	—	12,889	—
U.S. agency securities	11,997	—	(135)	11,862	—	11,862	—
Government bonds	7,970	—	(15)	7,955	7,955	—	—
Commercial paper	4,276	—	—	4,276	—	4,276	—
Corporate bonds	111,245	50	(494)	110,801	—	110,801	—
Municipal debt securities	30,475	—	(120)	30,355	—	30,355	—
Short-term investments	178,838	64	(764)	178,138	7,955	170,183	—

Long-term investments:
U.S. agency securities	9,791	—	(166)	9,625	—	9,625	—
Government bonds	15,966	—	(317)	15,649	15,649	—	—
Corporate bonds	146,561	33	(1,810)	144,784	—	144,784	—
Municipal debt securities	17,235	—	(112)	17,123	—	17,123	—
Other long-term investments (2)	355	246	—	601	246	—	—
Long-term investments	189,908	279	(2,405)	187,782	15,895	171,532	—

Total cash, cash equivalents, and investments	$1,286,810	$343	$(3,170)	$1,283,983	$935,306	$348,322	$—

Investments held in supplemental retirement plan:
Assets	3,486	—	—	3,486	3,486	—	—
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	3,486	—	—	3,486	3,486	—	—
Included in accrued liabilities & other non-current liabilities

(1)	Certificates of deposit include marketable securities, while those with a maturity in excess of one year as of September 28, 2018 are classified within long-term investments.

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
Level 2: Prices may be based upon quoted prices in active markets or inputs not quoted on active markets but are corroborated by market data. We obtain the fair value of our Level 2 investments from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or model driven valuations using observable market data or inputs corroborated by observable market data. To validate the fair value determination provided by our primary pricing service, we perform quality controls over values received which include comparing our pricing service provider’s assessment of the fair values of our investment securities against the fair values of our investment securities obtained from another independent source, reviewing the pricing movement in the context of overall market trends, and reviewing trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. The fair value of the currency derivatives are calculated from market spot rates, forward rates, interest rates, and credit ratings at the end of the period.
Level 3: Unobservable inputs are used when little or no market data is available and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for twelve months or greater as of June 28, 2019 and September 28, 2018 (in thousands):

	June 28, 2019				September 28, 2018
	Less Than 12 Months		12 Months Or Greater		Less Than 12 Months		12 Months Or Greater
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$2,300	$—	$—	$—	$—	$—	$—	$—
U.S. agency securities	796	(3)	7,074	(22)	—	—	21,486	(302)
Government bonds	16,649	(1)	8,647	(36)	16,633	(332)	—	—
Commercial paper	—	—	—	—	5,737	(1)	—	—
Corporate bonds	20,145	(30)	53,766	(137)	143,051	(1,680)	52,162	(624)
Municipal debt securities	1,683	—	4,299	(3)	41,058	(191)	6,965	(41)
Total	$41,573	$(34)	$73,786	$(198)	$206,479	$(2,204)	$80,613	$(967)
Although we had certain securities that were in an unrealized loss position as of June 28, 2019, we expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at either June 28, 2019 or September 28, 2018 to represent an other–than–temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of June 28, 2019 and September 28, 2018, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	June 28, 2019		September 28, 2018
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$189,056	$189,039	$191,241	$190,541
Due in 1 to 2 years	125,979	126,737	122,131	120,545
Due in 2 to 3 years	77,591	78,764	67,423	66,637
Total	$392,626	$394,540	$380,795	$377,723

6. Property, Plant, & Equipment
Property, plant, and equipment are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our consolidated statements of operations. PP&E consist of the following (in thousands):

	June 28, 2019	September 28, 2018
Land	$41,950	$43,342
Buildings and building improvements	282,857	283,474
Leasehold improvements	67,748	66,866
Machinery and equipment	117,058	111,603
Computer equipment and software	217,087	194,079
Furniture and fixtures	30,807	30,556
Equipment provided under operating leases	156,047	139,201
Construction-in-progress	13,901	7,342
Property, plant, and equipment, gross	927,455	876,463
Less: accumulated depreciation	(402,814)	(362,281)
Property, plant, & equipment, net	$524,641	$514,182

7. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 28, 2018	$327,982
Acquired goodwill (1)	9,173
Translation adjustments	(1,219)
Balance at June 28, 2019	$335,936

(1)	Acquired goodwill consists of an immaterial acquisition of a privately held technology company completed during the third quarter of fiscal 2019.
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	June 28, 2019			September 28, 2018
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$338,920	$(170,722)	$168,198	$319,082	$(152,775)	$166,307
Customer relationships	63,223	(43,282)	19,941	58,342	(41,012)	17,330
Other intangibles	24,463	(23,298)	1,165	22,742	(22,360)	382
Total	$426,606	$(237,302)	$189,304	$400,166	$(216,147)	$184,019

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
With regard to our purchase of intangible assets during the periods presented, the following table summarizes the consideration paid, the weighted-average useful lives over which the acquired assets will be amortized using the greater of either the straight-line basis or a ratio-to-revenue method, and the classification of their amortized expense in our consolidated statements of operations:

Fiscal Period	Total Purchase Consideration (1)	Weighted-Average Useful Life
	(in millions)	(in years)
Fiscal 2018
Q1 - Quarter ended December 29, 2017	$12.0	14.1
Q2 - Quarter ended March 30, 2018	$2.8	5.3
Q3 - Quarter ended June 29, 2018	$0.7	5.0
	$15.5	12.1
Fiscal 2019
Q1 - Quarter ended December 28, 2018	$12.1	11.6
Q2 - Quarter ended March 29, 2019	$5.0	4.0
Q3 - Quarter ended June 28, 2019	$10.2	5.4
	$27.3	7.9
(1) Amortization expense on the intangible assets from patent portfolio and business acquisitions is included within cost of revenue, R&D, and G&A in our consolidated statements of operations.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D, S&M, and G&A expenses in our consolidated statements of operations. Amortization expense was $7.6 million and $6.7 million in the third quarter of fiscal 2019 and 2018, respectively, and $21.6 million and $19.8 million in the fiscal year-to-date period ended June 28, 2019 and June 29, 2018, respectively. As of June 28, 2019, estimated amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2019	$8,204
2020	31,568
2021	30,974
2022	28,280
2023	24,325
Thereafter	65,953
Total	$189,304

8. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We have issued stock-based awards in the form of stock options and restricted stock units ("RSUs") under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At June 28, 2019, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At June 28, 2019, we had 63,716,563 shares of Class A common stock and 36,952,512 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
On December 15, 2018, we granted PSOs to our executive officers exercisable for an aggregate of 241,100 shares at the target award amount, which would be exercisable up to an aggregate of 301,375 shares at 125% of the target award amount. On December 15, 2017, we granted PSOs to our executive officers exercisable for an aggregate of 264,000 shares at the target award amount, which would be exercisable up to an aggregate of 330,000 shares at 125% of the target award amount. On December 15, 2016, we granted PSOs to our executive officers exercisable for an aggregate of 276,199 shares at the target award amount, which would be exercisable up to an aggregate of 345,248 shares at 125% of the target award amount. On December 15, 2015, we granted PSOs to our executive officers, which vested in December 2018 at 125% of the target award amount, for an aggregate of 334,623 shares. As of June 28, 2019, PSOs which would be exercisable for an aggregate of 758,299 shares at the target award amount (1,224,987 at 125% of the target award amount) were outstanding.
The following table summarizes information about all stock options issued under our 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 28, 2018	7,365	$43.51
Grants	1,245	64.60
Exercises	(842)	35.92
Forfeitures and cancellations	(141)	52.35
Options outstanding at June 28, 2019	7,627	47.63	6.45	$129,424
Options vested and expected to vest at June 28, 2019	7,272	46.92	6.37	128,586
Options exercisable at June 28, 2019	4,425	$40.42	5.47	106,992

(1)	Aggregate intrinsic value is based on the closing price of our Class A common stock on June 28, 2019 of $64.60 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers, and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vested over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vested over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria, although no such awards had been granted as of June 28, 2019. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our Class A common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 28, 2018	2,806	$51.62
Granted	1,288	65.05
Vested	(1,006)	47.66
Forfeitures	(186)	56.21
Non-vested at June 28, 2019	2,902	$58.66

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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Expected life (in years)	4.90	5.06	4.90	5.06
Risk-free interest rate	2.4%	2.9%	2.7%	2.2%
Expected stock price volatility	22.5%	22.5%	22.9%	22.6%
Dividend yield	1.2%	1.0%	1.1%	1.1%

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
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Compensation expense - by type
Stock options	$4,260	$4,500	$13,561	$16,554
Restricted stock units	13,566	11,581	42,836	33,993
Employee stock purchase plan	1,037	1,020	3,183	2,929
Total stock-based compensation	18,863	17,101	59,580	53,476
Benefit from income taxes	(3,320)	(3,488)	(10,545)	(11,041)
Total stock-based compensation, net of tax	$15,543	$13,613	$49,035	$42,435

Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Compensation expense - by classification
Cost of products and services	$428	$400	$1,328	$1,167
Research and development	5,830	4,859	17,856	14,486
Sales and marketing	6,918	6,469	$22,352	$18,266
General and administrative	5,687	5,373	18,044	19,557
Total stock-based compensation expense	18,863	17,101	59,580	53,476
Benefit from income taxes	(3,320)	(3,488)	(10,545)	(11,041)
Total stock-based compensation, net of tax	$15,543	$13,613	$49,035	$42,435

The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Tax benefit - shares issued under ESPP	$104	$113	$305	$470

Unrecognized Compensation Expense.    At June 28, 2019, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $29.6 million, which is expected to be recognized over a weighted-average period of 2.3 years. At June 28, 2019, total unrecorded compensation expense associated with RSUs expected to vest was approximately $121.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of June 28, 2019 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Total	$1,650,000

Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of June 28, 2019, the remaining authorization to purchase additional shares is approximately $65 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2019:

Quarterly Repurchase Activity	Shares Repurchased	Cost in thousands (1)	Average Price Paid Per Share (2)

Q1 - Quarter ended December 28, 2018	1,642,107	$112,570	$68.54
Q2 - Quarter ended March 29, 2019	1,318,250	85,351	64.73
Q3 - Quarter ended June 28, 2019	1,405,065	88,653	63.08
Total	4,365,422	$286,574

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program in relation to fiscal 2019:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2019
Q1 - Quarter ended December 28, 2018	January 30, 2019	February 12, 2019	February 21, 2019	$0.19	$19.5 million
Q2 - Quarter ended March 29, 2019	May 1, 2019	May 14, 2019	May 22, 2019	$0.19	$19.3 million
Q3 - Quarter ended June 28, 2019	August 1, 2019	August 12, 2019	August 20, 2019	$0.19	$19.1 million	(1)

(1)	The amount of the dividend payment is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

9. Accumulated Other Comprehensive Income
Other comprehensive income consists of three components: unrealized gains or losses on our AFS marketable investment securities, gains and losses on derivatives in cash flow hedge relationships not yet recognized in earnings, and the gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies. Until realized and reported as a component of net income, these comprehensive income items accumulate and are included within accumulated other comprehensive income, a subsection within stockholders’ equity in our consolidated balance sheets. Unrealized gains and losses on our investment securities are reclassified from AOCI into earnings when realized upon sale and are determined based on specific identification of securities sold. Unrealized gains and losses on our cash flow hedges are reclassified from AOCI into earnings when the hedged operating expenses are recognized.
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended June 28, 2019				Fiscal Year-To-Date Ended June 28, 2019
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(80)	$—	$(14,603)	$(14,683)	$(2,948)	$—	$(12,884)	$(15,832)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	2,095	139	—	2,234	4,905	139	—	5,044
Foreign currency translation gains/(losses) (1)	—	—	(1,865)	(1,865)	—	—	(3,584)	(3,584)
Income tax effect - benefit/(expense)	(60)	—	—	(60)	39	—	—	39
Net of tax	2,035	139	(1,865)	309	4,944	139	(3,584)	1,499
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (1)	(147)	(5)	—	(152)	(213)	(5)	—	(218)
Income tax effect - benefit/(expense) (2)	30	—	—	30	55	—	—	55
Net of tax	(117)	(5)	—	(122)	(158)	(5)	—	(163)
Net current-period other comprehensive income/(loss)	1,918	134	(1,865)	187	4,786	134	(3,584)	1,336
Ending Balance	$1,838	$134	$(16,468)	$(14,496)	$1,838	$134	$(16,468)	$(14,496)

	Fiscal Quarter Ended June 29, 2018				Fiscal Year-To-Date Ended June 29, 2018
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(3,529)	$—	$(2,087)	$(5,616)	$(377)	$—	$(7,376)	$(7,753)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	490	—	—	490	(2,599)	—	—	(2,599)
Foreign currency translation gains/(losses) (1)	—	—	(9,275)	(9,275)	—	—	(2,845)	(2,845)
Income tax effect - benefit/(expense)	(21)	—	1,251	1,230	82	—	110	192
Net of tax	469	—	(8,024)	(7,555)	(2,517)	—	(2,735)	(5,252)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (1)	(162)	—	—	(162)	(369)	—	—	(369)
Income tax effect - benefit/(expense) (2)	32	—	—	32	73	—	—	73
Net of tax	(130)	—	—	(130)	(296)	—	—	(296)
Net current-period other comprehensive income/(loss)	339	—	(8,024)	(7,685)	(2,813)	—	(2,735)	(5,548)
Ending Balance	$(3,190)	$—	$(10,111)	$(13,301)	$(3,190)	$—	$(10,111)	$(13,301)

(1)
Realized gains or losses, if any, from the sale of our AFS investment securities or from foreign currency translation adjustments are included within other income/expense, net in our consolidated statements of operations. Realized gains or losses on cash flow hedges are included in operating expenses together with the hedged item.

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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 28, 2019	June 29, 2018 (as adjusted)	June 28, 2019	June 29, 2018 (as adjusted)
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$39,574	$3,116	$211,233	$15,030

Denominator:
Weighted-average shares outstanding—basic	101,218	103,836	102,012	103,386
Potential common shares from options to purchase common stock	1,829	2,198	2,006	2,364
Potential common shares from restricted stock units	670	916	1,007	1,193
Weighted-average shares outstanding—diluted	103,717	106,950	105,025	106,943

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.39	$0.03	$2.07	$0.15
Diluted	$0.38	$0.03	$2.01	$0.14

Antidilutive awards excluded from calculation:
Stock options	2,610	1,292	2,277	950
Restricted stock units	37	44	1	16

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

Our accounting for the impact of the Tax Act was completed in the first quarter of fiscal 2019 in accordance with the Staff Accounting Bulletin No. 118 measurement period. As of September 28, 2018, we had recorded a provisional amount for the Tax Act of $121.4 million. During the period ended December 28, 2018, we recorded a $36.0 million reduction to our provisional Tax Act amount resulting primarily from completion of our evaluation of the income tax effects of indirect taxes related to the Deemed Repatriation Transition Tax ("Transition Tax") on our deferred tax assets. During the quarter ended March 29, 2019, the U.S. Department of the Treasury issued final regulations on the Transition Tax related to deemed paid foreign taxes eliminating a benefit we previously expected to realize. As a result, we recorded an additional $19.0 million tax expense. During the quarter ended June 28, 2019, we recorded a $2.3 million reduction related to the impact of the Tax Act. The final amount recorded for the Tax Act was $102.1 million as of the period ended June 28, 2019, which reflects the $121.4 million recorded as of September 28, 2018, reduced by $36 million as of December 28, 2018, increased by $19 million as of March 29, 2019, and reduced by $2.3 million as of June 28, 2019. There may be additional tax effects of the Tax Act that may change the final recorded tax expense associated with the Tax Act upon finalization of the law, regulations, and additional guidance.

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
Unrecognized Tax Benefit
As of June 28, 2019, the total amount of gross unrecognized tax benefits was $107.5 million, of which $72.7 million, if recognized, would reduce our effective tax rate. As of September 28, 2018, the total amount of gross unrecognized tax benefits was $102.0 million, of which $96.9 million, if recognized, would reduce our effective tax rate. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
Effective Tax Rate
Each period, a combination of different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions, that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the third quarter of fiscal 2019 was 5.2% or a tax expense of $2.2 million, compared to our Federal statutory rate of 21%. The decrease from the Federal statutory rate was primarily due to discrete benefits resulting from the completion of a R&D tax credit study as well as updates to the Transition Tax discussed above. Compared to our effective tax rate in the third quarter of fiscal 2018 of 156.1% or a tax benefit of $9.1 million, the increase in our tax expense was primarily due to the reduction in revenue and corresponding profitability in the third quarter of fiscal 2018 as a result of ASC 606. See Note 2 "Summary of Significant Accounting Policies".
Our effective tax rate in the third quarter of fiscal 2019 year-to-date period was 6.4% or a tax expense of $14.5 million, compared to our Federal statutory rate of 21%. The decrease from the Federal statutory rate was primarily due to updates to the Transition Tax discussed above, as well as discrete benefits from both stock-based compensation and the completion of a R&D tax credit study. Compared to our effective tax rate in our third quarter of fiscal 2018 year-to-date period of 91.3% or a tax expense of $163.1 million, the increase in our tax expense was primarily due to the impact of the Tax Act in the prior year.

12. Restructuring
Restructuring charges recorded in our statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.
Fiscal 2019 Restructuring Events.    In the third quarter of fiscal 2019, we recorded charges associated with our exit of a leased facility. In addition, we recorded charges incurred in relation to a strategic restructuring program implemented in the third quarter of fiscal 2019 to reorganize certain activities and responsibilities within our marketing function. These charges were primarily related to severance and other related benefits provided to the affected employees. By the end of the calendar year, we expect these restructuring plans to be substantially complete.

As a result of these events, we recorded a total of $30.3 million in restructuring costs for the fiscal quarter and year-to-date period ended June 28, 2019 and reflected as such in the accompanying consolidated statement of operations.
The table presented below summarizes changes in restructuring accruals under these plans (in thousands):

	Severance	Leased facility exit costs	Fixed assets write-off	Other associated costs	Total
Balance at September 28, 2018	$—	$—	$—	$124	$124
Restructuring charges	2,854	12,247	15,216	(53)	30,264
Cash payments	(528)			(130)	(658)
Non-cash and other adjustments		2,039	(15,216)	59	(13,118)
Balance at June 28, 2019	$2,326	$14,286	$—	$—	$16,612

Accruals for restructuring charges incurred for the restructuring plans described above are included within accrued liabilities in our consolidated balance sheets while restructuring charges/(credits) are included within restructuring charges/(credits) in our condensed consolidated statements of operations.

13. Legal Matters
We are involved in various legal proceedings that occasionally arise in the normal course of business. These can include claims of alleged infringement of IP rights, commercial, employment, and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period, including as a result of required changes to our licensing terms, monetary penalties, and other potential consequences. However, based on the information known by us as of the date of this filing, any such amounts are either immaterial, or it is not feasible to provide an estimate of any such potential loss. and the rules and regulations applicable to the preparation of our consolidated financial statements, any such amounts are either immaterial, or it is not possible to provide an estimate of any such potential losses.
14. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of June 28, 2019 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Naming rights	$—	$7,909	$8,008	$8,108	$8,209	$78,656	$110,890
Operating leases	5,237	13,202	8,838	6,784	5,847	15,897	55,805
Purchase obligations	22,240	25,260	2,819	380	—	—	50,699
Donation commitments	3,531	2,341	141	141	141	1,200	7,495
Total	$31,008	$48,712	$19,806	$15,413	$14,197	$95,753	$224,889

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

15. Subsequent Events
Share Repurchase Program.    On August 1, 2019, we announced that our Board of Directors approved increasing the size of our stock repurchase program by $350 million, bringing the amount available for future repurchases of the Company’s Class A Common Stock to approximately $415 million. Stock repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company considers appropriate. The timing of repurchases and the number of shares repurchased will depend on a variety of factors including price, the rate of dilution from the Company's equity compensation programs, regulatory requirements, and other market conditions. The Company may limit, suspend, or terminate the stock repurchase program at any time without prior notice. Any shares repurchased under the program will be returned to the status of authorized, but unissued shares of Class A Common Stock.

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
REVENUE GENERATION
We have active licensing arrangements with over 500 electronics product OEMs and software developers. As of June 28, 2019, we had approximately 10,900 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,200 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
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
Dolby Vision®
An imaging technology combining high dynamic range and dynamic metadata to deliver higher color contrast, brighter contrast, and improved details for cinema and a wide range of media devices, including TVs, mobile devices, gaming consoles, and STBs.

Dolby Voice®	An audio conferencing technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018	Main Offerings Incorporating Our Technologies
Broadcast	49%	46%	42%	39%	STBs & Televisions
Mobile	17%	11%	18%	20%	Smartphones & Tablets
CE	11%	15%	14%	14%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, DVDs, & HTIBs
PC	9%	9%	11%	11%	Windows and macOS operating systems
Other	14%	19%	15%	16%	Gaming consoles, Auto DVD, Dolby Cinema, Dolby Voice
Total	100%	100%	100%	100%
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
Products and Services
We design and manufacture audio and imaging products for the cinema, television, broadcast, and entertainment industries. Distributed in over 90 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. We also sell and lease products, as discussed above, which help improve the conference call experience when using Dolby Voice. We also sell and/or lease hardware that facilitates the Dolby conferencing experience, including the Dolby Conference Phone for audio use only, and the Dolby Voice Room, our integrated solution that provides a video camera and a control hub integrated with the Dolby Conference Phone. Additionally, we earn revenue from Dolby Cinema arrangements that have fixed or minimum amounts, which are included in products sales.
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

	Cinema Audio Products	Cinema Processors, amplifiers, and loudspeakers used to decode, render, and optimally playback digital cinema soundtracks including those using Dolby Atmos.
Other	Dolby Conference Phone	An integral hardware component of the Dolby Voice conferencing solution that enhances full-room voice capture, spatial voice separation, and playback.
	Dolby Voice Room	Video conferencing solution for huddle rooms and small conference rooms that combines a camera product with the Dolby Conference Phone.
	Dolby Dimension™	Wireless headphones designed for the home featuring Dolby LifeMix™ technology that gives users the ability to control the volume of sound from their surroundings while also listening to content.
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

EXPANDING OUR LEADERSHIP IN AUDIO AND IMAGING ENTERTAINMENT EXPERIENCES
AUDIO AND IMAGING LICENSING
The majority of our licensing revenue is derived from the licensing of audio and imaging technologies for premium entertainment playback. Our audio technologies are primarily comprised of DD+, Dolby Atmos, AC-4, and our AAC and HE-AAC technologies and related patent licensing programs. Our imaging technologies are primarily comprised of Dolby Vision and our AVC and HEVC technologies and related patent licensing programs. The following are highlights of our third quarter of fiscal 2019 and key challenges related to audio and imaging licensing, by market.
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
We continue to see more products introduced in the broadcast market that incorporate our newer technologies, such as TVs that feature the combined experience of Dolby Atmos and Dolby Vision from a growing list of TV partners such as LG, Panasonic, Sony, TCL, and TP Vision. In the third quarter of fiscal 2019, Amazon announced that the latest Toshiba Fire TV will support Dolby Vision. Also this quarter, Vizio announced the inclusion of Dolby Vision across their entire 4K TV lineup at price points starting at $250, expanding the adoption of Dolby Vision in a greater range of TV models available to consumers.
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
Dolby Vision is currently included in Apple's iPhone X, iPhone 8, and iPad Pro. In the third quarter of fiscal 2019, Apple announced that the newest lineup of the iPhone and iPad will support Dolby Atmos in the next iOS expected to be released later this year. Dolby Atmos-enabled mobile devices are also available in the market from a growing list of partners such as Samsung, Amazon, Oppo and Lenovo.
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

Consumer Electronics
Highlights: We have an established presence in the home theater market across devices such as AVRs, soundbars, Blu-Ray players, and DMAs, through the inclusion of our DD+ technology, and increasingly through the inclusion of our Dolby Atmos technology, as well as our AAC and HE-AAC technologies and related patent licensing programs. These hardware offerings can be paired with a growing array of Dolby enabled content via Blu-ray discs, and OTT services, such as Netflix, Apple iTunes, Amazon Prime Video. Apple currently supports Dolby Atmos and Dolby Vision on Apple TV 4K, while Amazon supports Dolby Atmos and Dolby Vision on the 4K Fire TV. The availability of Dolby-Atmos enabled soundbars grew this quarter as three of our partners, Samsung, Sony, and Vizio, introduced their new lineup of soundbars. Certain models are now priced below $300. In general, as entry level price points decline, a wider range of consumers have the ability to purchase products incorporating Dolby technology.
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
In the third quarter of fiscal 2019, Samsung announced that their latest PC model will support Dolby Atmos, while Dell and Lenovo increased the number of models in their PC offering that include Dolby Vision and Dolby Atmos. In addition, Apple announced that the next MacOS will support Dolby Atmos, enabling consumers to enjoy content in Dolby Vision and Dolby Atmos within their Mac products. Currently, a number of PCs are available with Dolby Atmos from partners such as Lenovo, Xiaomi, and Dell.
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
CINEMA AND OTHER
Cinema Products & Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers and audio processors to cinema exhibitors globally. We continue to see adoption of Dolby Atmos by studios, content creators, post-production facilities, and exhibitors. As of the end of the third quarter of fiscal 2019, there were over 5,000 Dolby Atmos-enabled screens installed or committed across 90 countries around the world, and over 1,400 Dolby Atmos theatrical titles announced or released.

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
Dolby Cinema
Highlights: During the third quarter of fiscal 2019, we continued to expand our global presence for Dolby Cinema. At the end of the quarter, we had over 220 Dolby Cinema locations in operation across 11 countries globally, and a total of more than over 400 screens open or committed. The breadth of motion pictures for Dolby Cinema continues to grow with over 250 theatrical titles in Dolby Vision and Dolby Atmos having been announced or released from all the major studios.
Key Challenges: Although the premium large format market for the cinema industry is currently growing, Dolby Cinema competes with other existing offerings. Our success depends on our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering will be tied to the success of motion pictures available at Dolby Cinema locations and global box office performance generally.
Dolby Voice
Highlights: Our newest audio and video conferencing offering is Dolby Voice Room, which is aimed at customers in the growing huddle room space. Currently, we have two Dolby Voice Room partners shipping units, BlueJeans and Highfive. In the third quarter of 2019, we added a new partner, LogMeIn, who announced that they would be adopting Dolby Voice into their offerings. We continue to focus on expanding Dolby Voice’s availability to the global market for audio and video conferencing services.
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
There have been no material changes to the other critical accounting policies and estimates from those included in the 2018 Form 10-K/A as per Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included therein.

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	June 28, 2019	June 29, 2018 (as adjusted)	$	%	June 28, 2019	June 29, 2018 (as adjusted)	$	%
Revenue	$271,897	$183,771	$88,126	48%	$842,484	$726,078	$116,406	16%
Percentage of total revenue	90%	86%			89%	89%
Cost of licensing	13,290	12,111	1,179	10%	40,761	31,980	8,781	27%
Gross margin	258,607	171,660	86,947	51%	801,723	694,098	107,625	16%
Gross margin percentage	95%	93%			95%	96%

Current Quarter: Q3 2019 vs. Q3 2018

Factor	Revenue		Gross Margin
Mobile	á	Higher revenues from the timing of revenue under contracts	á	Increased margin resulting from favorable mix
Broadcast	á	Higher revenues from recoveries, timing of revenue under contracts, and patent licensing
PC	á	Higher revenues from the timing of revenue under contracts
Other	á	Higher revenues from Dolby Cinema
CE	ßà	No significant fluctuations

Year-To-Date: Q3 2019 vs. Q3 2018

Factor	Revenue		Gross Margin
Broadcast	á	Higher revenues from recoveries, patent licensing, and TVs	ßà	No significant fluctuations
Other	á	Higher revenues from automotive recoveries, Dolby Cinema, and gaming, partially offset by lower revenues in Dolby Voice
CE	á	Higher patent licensing and higher volume of DMAs, partially offset by lower recoveries
PC	á	Higher patent licensing and recoveries, partially offset by lower ASP from decreasing number of PCs with optical disc functionality
Mobile	á	Higher revenues from the timing of revenue under contracts and patent licensing, partially offset by lower recoveries

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products and Services	June 28, 2019	June 29, 2018 (as adjusted)	$	%	June 28, 2019	June 29, 2018 (as adjusted)	$	%
Revenue	$30,262	$31,009	$(747)	(2)%	$100,309	$87,951	$12,358	14%
Percentage of total revenue	10%	14%			11%	11%
Cost of products and services	26,400	22,272	4,128	19%	74,133	64,323	9,810	15%
Gross margin	3,862	8,737	(4,875)	(56)%	26,176	23,628	2,548	11%
Gross margin percentage	13%	28%			26%	27%

Current Quarter: Q3 2019 vs. Q3 2018

Factor	Revenue		Gross Margin
Products	ßà	No significant fluctuations	â	Higher excess & obsolete charges
Services	ßà	No significant fluctuations	â	Lower utilization of available capacity

Year-To-Date: Q3 2019 vs. Q3 2018

Factor	Revenue		Gross Margin
Products	á	Higher revenues from Dolby Cinema and Dolby Voice products, partially offset by lower units of cinema equipment	ßà	No significant fluctuations
Services	ßà	No significant fluctuations	ßà	No significant fluctuations
Operating Expenses
Research & Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 28, 2019	June 29, 2018	$	%	June 28, 2019	June 29, 2018	$	%
Research and development	$60,408	$60,357	$51	—%	$177,680	$176,294	$1,386	1%
Percentage of total revenue	20%	28%			19%	22%

Current Quarter: Q3 2019 vs. Q3 2018

Category	Key Drivers
Research & Development	ßà	No significant fluctuations

Year-To-Date: Q3 2019 vs. Q3 2018

Category	Key Drivers
Research & Development	ßà	No significant fluctuations

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 28, 2019	June 29, 2018	$	%	June 28, 2019	June 29, 2018	$	%
Sales and marketing	$83,390	$79,834	$3,556	4%	$261,686	$224,002	$37,684	17%
Percentage of total revenue	28%	37%			28%	28%

Current Quarter: Q3 2019 vs. Q3 2018

Category	Key Drivers
Legal, Professional, & Consulting	á	Increased IP related activities aimed at revenue generation
Marketing Programs	â	Lower costs related to marketing programs and new product launches
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base

Year-To-Date: Q3 2019 vs. Q3 2018

Category	Key Drivers
Legal, Professional, & Consulting	á	Increased IP related activities aimed at revenue generation
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
Marketing Programs	á	Higher costs related to marketing programs and new product launches
Stock-Based Compensation	á	Increase in award grants due to increased headcount, and higher fair value of award grants

General & Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 28, 2019	June 29, 2018	$	%	June 28, 2019	June 29, 2018	$	%
General and administrative	$54,183	$47,893	$6,290	13%	$152,412	$146,925	$5,487	4%
Percentage of total revenue	18%	22%			16%	18%

Current Quarter: Q3 2019 vs. Q3 2018

Category	Key Drivers
Legal, Professional, & Consulting	á	Higher costs associated with various legal activities and patent filings
Bad Debt	á	Higher charges recorded in the current period

Year-To-Date: Q3 2019 vs. Q3 2018

Category	Key Drivers
Legal, Professional, & Consulting	á	Higher costs associated with various legal activities and patent filings
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 28, 2019	June 29, 2018	$	%	June 28, 2019	June 29, 2018	$	%
Restructuring	$30,232	$(82)	$30,314	(36,968)%	$30,264	$(446)	$30,710	(6,886)%
Percentage of total revenue	10%	—%			3%	—%

Restructuring charges recorded in the fiscal quarter ended June 28, 2019 of $27.5 million were incurred in relation to our early exit of a leased office building, which includes the write-off of the carrying value of the fixed assets associated with the building from our balance sheet and accruals representing our remaining exit obligation for this facility.
Restructuring charges also include $2.8 million incurred for a reorganization of our marketing function during the quarter that resulted in severance and other related benefits for approximately 50 positions that were eliminated. For additional information on our Restructuring programs, see Note 12 "Restructuring" to our unaudited interim condensed consolidated financial statements.
Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 28, 2019	June 29, 2018	$	%	June 28, 2019	June 29, 2018	$	%
Other income/(expense)	$7,544	$1,797	$5,747	320%	$20,199	$7,570	$12,629	167%
Percentage of total revenue	2%	1%			2%	1%

Current Quarter: Q3 2019 vs. Q3 2018

Category	Key Drivers
Other Income/(Expense)	á	Decrease in other expense due to impairment charges recorded in the prior year on cost method equity investments
Interest Income	á	Higher yields on our investment balances

Year-To-Date: Q3 2019 vs. Q3 2018

Category	Key Drivers
Other Income/(Expense)	á	Decrease in other expense due to impairment charges recorded in the prior year on cost method equity investments and lower foreign currency translation losses
Interest Income	á	Higher yields on our investment balances
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 28, 2019	June 29, 2018 (as adjusted)	June 28, 2019	June 29, 2018 (as adjusted)
Provision for income taxes	$(2,163)	$9,067	$(14,486)	$(163,070)
Effective tax rate	5.2%	156.1%	6.4%	91.3%

Current Quarter: Q3 2019 vs. Q3 2018

Factor	Impact On Effective Tax Rate
New Revenue Standard Adjustments	â	Lower tax provision due to the impact of the ASC 606 adoption at the beginning of fiscal 2019 and related adjustments
Federal R&D Credits	â	Increased benefit from research and development tax credits

Year-To-Date: Q3 2019 vs. Q3 2018

Factor	Impact On Effective Tax Rate
Enactment of Tax Act	â	Lower tax expense due to the large, one-time impact of US tax reform in the prior year, and the reduction of the federal statutory rate

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of June 28, 2019, we had cash and cash equivalents of $716.6 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $332.1 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities.
The following table presents selected financial information as of June 28, 2019 and September 28, 2018 (amounts displayed are in thousands):

	June 28, 2019	September 28, 2018 (as adjusted)
Cash and cash equivalents	$716,560	$918,063
Short-term investments	120,737	178,138
Long-term investments	211,352	187,782
Accounts receivable, net	231,185	166,133
Accounts payable and accrued liabilities	258,042	265,050
Working capital	1,060,478	1,211,378
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
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $1.6 billion of stock repurchases.
Quarterly Dividend Program. During the first quarter of fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. For fiscal 2019, current quarterly dividends of $0.19 per share are paid on our Class A and Class B common stock to eligible stockholders of record.

Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (amounts displayed in thousands, except as otherwise noted).
Operating Activities

	Fiscal Year-To-Date Ended
	June 28, 2019	June 29, 2018
Net cash provided by operating activities	$197,194	$240,471
Net cash provided by operating activities decreased $43.3 million in the fiscal year-to-date period ended June 28, 2019 as compared to the fiscal year-to-date period ended June 29, 2018, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	á	Higher income, partially offset by restructuring charges recorded in the third quarter of fiscal 2019
Working Capital	â	Lower inflows due to increases in accounts receivable and contract assets
Income Taxes, Net	â	Additional tax expense recognized in fiscal 2019 following the enactment of final regulations on the repatriation transition tax
Deferred Income Taxes	â	Deferred tax asset increased due to additional tax benefit recognized from the repatriation transition tax recorded in fiscal 2018
Investing Activities

	Fiscal Year-To-Date Ended
	June 28, 2019	June 29, 2018
Net cash provided by (used in) used in investing activities	$(73,321)	$40,568
Net cash used in investing activities was $113.9 million greater in the fiscal year-to-date period ended June 28, 2019 as compared to the fiscal year-to-date period ended June 29, 2018, primarily due to the following:

Factor	Impact On Cash Flows
Purchase Of Investments	â	Higher outflows for the purchase of marketable investment securities
Capital Expenditures	â	Higher expenditures for PP&E
Proceeds From Investments	â	Lower inflows from the sale & maturity of marketable investment securities
Financing Activities

	Fiscal Year-To-Date Ended
	June 28, 2019	June 29, 2018
Net cash used in financing activities	$(322,579)	$(76,346)
Net cash used in financing activities was $246.2 million greater in the fiscal year-to-date period ended June 28, 2019 as compared to the fiscal year-to-date period ended June 29, 2018, primarily due to the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of June 28, 2019, we had cash and cash equivalents of $716.6 million, which consisted of cash, commercial paper, and highly liquid money market funds. In addition, we had both short and long-term investments of $332.1 million, which consisted primarily of municipal debt securities, corporate bonds, government bonds, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At June 28, 2019, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately fourteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of June 28, 2019, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $4.3 million and $2.2 million, respectively.
Foreign Currency Exchange Risk
We maintain business operations in foreign countries, most significantly in Australia, China, Germany, the Netherlands, Poland, and the United Kingdom. Additionally, a growing portion of our business is conducted outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar, most notably:

•	Australian Dollar

•	British Pound

•	Chinese Yuan

•	Euro

•	Polish Zloty
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

In the third quarter of fiscal 2019, we implemented a cash flow hedge program using forward currency contracts to reduce the impact of currency volatility on U.S. dollar operating expenses and margins. The effective portions of cash flow hedges are recorded at fair value with changes in the fair value as a component in AOCI, until the hedged item is recognized in earnings. Amounts in AOCI are expected to be released to the same line item in the consolidated statements of operations concurrently with the hedged costs, within the next twelve months.
We also enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure and selected anticipated expenses. The contracts hedging receivables and payables are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. The contracts hedging foreign currency denominated operating expenses are carried at fair value with changes in the fair value recorded to other comprehensive income until the hedged expenses are reported in our consolidated statements of operations. As of June 28, 2019 and September 28, 2018, the outstanding derivative instruments had maturities of equal to or less than 12 months, and the total notional amounts of outstanding contracts were $49.4 million and $25.1 million, respectively.

For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of June 28, 2019. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of spot exchange rates relative to the U.S. dollar. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $2.8 million. Conversely, a 10% decrease of the U.S. dollar against all currencies would result in an increase in the fair value of these financial instruments by $2.8 million.
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
Changes in Internal Control Over Financial Reporting
We adopted ASC 606, “Revenue from Contracts with Customers” beginning September 29, 2018. As a result of this adoption, we implemented new processes and internal controls related to the estimation of licensing revenues. There were no other changes in our internal control over financial reporting during the fiscal quarter ending June 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of June 28, 2019, we had approximately 10,900 issued patents in addition to approximately 4,200 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through February 2044.
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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 62% and 67% of our revenue was derived outside of the U.S. in the fiscal year-to-date period ended June 28, 2019 and June 29, 2018, respectively. We are subject to a number of risks related to conducting business internationally, including:

•
U.S. and foreign government trade restrictions, including those which may impose restrictions on the importation of programming, technology, or components to or from the U.S., and those which may put restrictions or prohibitions on the exportation, reexportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;

•	Changes in trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•
Tariffs imposed by the U.S. on goods from other countries or tariffs imposed by other countries on U.S. goods, including the tariffs imposed over the course of 2018 by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which remain uncertain;

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
The recent U.S. tax law changes enacted through the Tax Act require us to exercise significant judgment in interpreting its provisions. As we evaluate the full impact of current and future guidance that is introduced, our results may materially differ from previous estimates, and those differences may materially affect our financial position. In addition, the Tax Act includes certain international provisions that became effective for us beginning in fiscal 2019. The application of the Tax Act and any changes that we make to our corporate trading structure could adversely affect our tax rate and cash flow in future years.
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

STOCK-RELATED ISSUES
Controlling Stockholder. At June 28, 2019, the Dolby family and their affiliates owned 1,785,020 shares of our Class A common stock and 36,868,925 shares of our Class B common stock. As of June 28, 2019, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.5% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, $200.0 million, $200.0 million, and $350.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, October 23, 2014, January 25, 2017, and July 25, 2018, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate. For additional details on the increase announced on August 1, 2019, refer to Note 15 "Subsequent Events."
The following table provides information regarding our share repurchases made under the program during the third quarter of fiscal 2019:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
March 30, 2019 - April 26, 2019	—	$—	—	$153.6 million
April 27, 2019 - May 24, 2019	1,085,625	63.41	1,085,625	$84.8 million
May 25, 2019 - June 28, 2019	319,440	61.97	319,440	$65.0 million
Total	1,405,065		1,405,065

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 2, 2019

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)