Form 10-K
period 2019-09-27
Dolby Laboratories, Inc.
filed 2019-11-25
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 27, 2019
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
(415)-558-0200
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value	DLB	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Class B common stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 29, 2019 was $3.2 billion. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding at March 29, 2019. This calculation does not reflect a determination that such persons are affiliates for any other purposes. On October 25, 2019, the registrant had 63,971,315 shares of Class A common stock, par value $0.001 per share, and 36,229,820 shares of Class B common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 27, 2019. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

DOLBY LABORATORIES, INC.
FORM 10-K

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AFS	Available-For-Sale (Securities)
AOCI	Accumulated Other Comprehensive Income
APIC	Additional-Paid In-Capital
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
ATSC	Advanced Television Systems Committee
AVC	Advanced Video Coding
AVR	Audio/Video Receiver
CE	Consumer Electronics
CES	Consumer Electronics Show
CODM	Chief Operating Decision Maker
COGS	Cost Of Goods Sold
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVB	Digital Video Broadcasting
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General & Administrative
HD	High Definition
HDR	High-Dynamic Range
HDTV	High Definition Television
HE-AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
HFR	High Frame Rate
HTIB	Home Theater In-A-Box
IC	Integrated Circuit
IP	Intellectual Property
IPO	Initial Public Offering
IPTV	Internet Protocol Television
IT	Information Technology
LP	Limited Partner/Partnership
NOL	Net Operating Loss
OCI	Other Comprehensive Income
ODD	Optical Disc Drive
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant, & Equipment
PSO	Performance-Based Stock Option
R&D	Research & Development
RSU	Restricted Stock Unit
S&M	Sales & Marketing
SERP	Supplemental Executive Retirement Plan
SoC	System(s)-On-A-Chip
SSP	Standalone selling price
STB	Set-Top Box
TPE	Third Party Evidence
TSR	Total Stockholder Return
UHD	Ultra High Definition
U.S. GAAP	Generally Accepted Accounting Principles In The United States
VSOE	Vendor Specific Objective Evidence

Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; market growth opportunities and trends; our ability to maintain key partnership relationships; our plans, strategies, and expected opportunities; future competition; our stock repurchase program; and our dividend policy. Use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar expressions indicates a forward-looking statement. Such forward-looking statements are based on management’s reasonable and current assumptions and expectations. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in Item 1A, “Risk Factors” and key challenges set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We disclaim any duty to update any of the forward-looking statements to conform our prior statements to actual results.

PART I
ITEM 1. BUSINESS
OVERVIEW
Dolby Laboratories creates audio and imaging technologies that transform entertainment and communications at the cinema, at home, at work, and on mobile devices. Founded in 1965, our strengths stem from expertise in analog and digital signal processing and digital compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multiple offerings that enable more immersive sound for cinema, digital television transmissions and devices, mobile devices, OTT video services, DVD and Blu-ray Discs, speaker products, PCs, and gaming consoles. Today, we derive the majority of our revenue from licensing our audio technologies. We also derive revenue from licensing our consumer imaging and communication technologies, as well as audio and imaging technologies for premium cinema offerings in collaboration with exhibitors. Finally, we provide products and services for a variety of applications in the cinema, broadcast, communications, and home entertainment markets.
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
REVENUE GENERATION
The following table presents a summary of the composition of our revenue for all periods presented. Previously reported revenues in the tables below reflect the adoption of ASU 2014-09. Refer to Note 2 "Summary of Significant Accounting Policies" and Note 3. "Revenue Recognition" for further detail.

	Fiscal Year Ended
Revenue	September 27, 2019	September 28, 2018	September 29, 2017
Licensing	89%	89%	89%
Products and services	11%	11%	11%
Total	100%	100%	100%
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

Technology	Description
AAC & HE-AAC	An advanced digital audio codec solution with higher bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby® AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos®
An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos is an immersive experience that can be provided via multiple Dolby audio coding technologies.

Dolby Digital®	A digital audio coding technology that provides multichannel sound to a variety of media applications.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision®	An imaging technology combining high dynamic range and dynamic metadata to deliver higher color contrast, brighter contrast, and improved details for cinema and a wide range of media devices.
Dolby Voice®	An audio conferencing technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Year Ended
Market	September 27, 2019	September 28, 2018	September 29, 2017	Main Offerings Incorporating Our Technologies
Broadcast	43%	41%	44%	STBs & Televisions
Mobile	17%	16%	15%	Smartphones & Tablets
CE	14%	15%	13%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, DVDs, & HTIBs
PC	10%	11%	13%	Windows and macOS operating systems
Other	16%	17%	15%	Gaming consoles, Auto DVD, Dolby Cinema, & Dolby Voice
Total	100%	100%	100%
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

Implementation licensees incorporate our technologies into their chipsets that, once approved by Dolby, are available for purchase from implementation licensees by OEMs for use in end-user products. Implementation licensees only pay us a nominal initial fee on contract execution as consideration for the ongoing services that we provide to assist in their implementation process. Revenues from these initial fees are recognized ratably over the contractual term as a component of licensing revenue.
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
Recoveries.    Licensing revenue recognized in any given quarter may include previous quarters' revenue from licensees and or settlements with third parties. Within the Results of Operations section of Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," previous quarters' revenue and settlements are collectively referred to as "recoveries." Such recoveries have become a recurring element of our business and are particularly subject to fluctuation and unpredictability.
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
Products and Services
We design and manufacture audio and imaging products for the cinema, television, broadcast, and entertainment industries. Distributed in over 90 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. We also sell and/or lease hardware that facilitates the Dolby conferencing experience, including the Dolby Conference Phone for audio use only, and the Dolby Voice Room, our integrated solution that provides a video camera and a control hub integrated with the Dolby Conference Phone. Additionally, some of our Dolby Cinema arrangements involve fixed or minimum amounts, which are typically included in products sales.
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

	Cinema Audio Products	Cinema Processors, amplifiers, and loudspeakers used to decode, render, and optimally playback digital cinema soundtracks including those using Dolby Atmos.
Other	Dolby Conference Phone	An integral hardware component of the Dolby Voice conferencing solution that enhances full-room voice capture, spatial voice separation, and playback.
	Dolby Voice Room	Video conferencing solution for huddle rooms and small conference rooms that combines a camera product with the Dolby Conference Phone and Dolby Voice technology.
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
As of September 27, 2019, we had approximately 11,400 issued patents and approximately 4,100 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through August 2045.
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
We protect our IP rights both domestically and internationally. From time to time, OEMs have failed to report or have underreported shipments of their products that incorporate our technologies. We have also had problems with implementation licensees selling ICs with our technologies to third parties that are not system licensees. We anticipate that such problems will continue to occur. Accordingly, we have taken steps in the past to enforce our IP rights and expect to continue doing so in the future.
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

•
DD+ is the de facto technology used by a wide range of pay-TV operators and streaming services worldwide and is included in popular operating systems such as iOS and Windows. It is also widely used by major OTT services such as Apple TV, Netflix, and Amazon, and is included in the specifications of these services.

•	DD is mandated for HD broadcast in multiple regions including North America and South Korea, and for DVD players on a global basis.

•
AC-4 is Dolby’s next generation of audio coding technology that has been adopted for implementation in certain regions by worldwide standards organizations including the DVB and ATSC. AC-4 has also been adopted or proposed in forthcoming regional and country standards in North America and Europe. The transition for AC-4 continues to gain momentum, and is already being supported in a number of TVs that are available worldwide from major manufacturers.

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
RESEARCH AND DEVELOPMENT
We conduct R&D activities at numerous locations in the U.S. and internationally. Dolby’s history of producing innovative technology has created many forms of IP. This IP generates licensing revenue that enables us to fund and pursue further innovation.
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
R&D expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Research & Development	$237,871	$236,794	$233,312
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
We maintain more than 20 sales offices in key regions around the globe. S&M expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Sales & Marketing	$343,835	$309,762	$296,661
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
In fiscal 2019, 2018, and 2017, we did not have any individual customers that accounted for more than 10% of our total revenue.
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
Our technologies, products, and services span the audio and imaging sectors of several distinct and diverse industries, including the broadcasting, mobile, consumer entertainment, personal computer, gaming, cinema, and communications industries. The lack of a clear definition of the markets in which our products, services, and technologies are sold or licensed, the nature of our technologies, their potential use for various commercial applications, and the diverse nature of and lack of detailed reporting by our competitors, make it impracticable to quantify our position.
EMPLOYEES
As of September 27, 2019, we had 2,193 employees worldwide, of which 964 employees were based outside of the U.S. None of our employees are subject to a collective bargaining agreement.
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

ITEM 1A. RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem less significant may also affect our business operations or financial results. If any of the following risks actually occur, our stock price, business, operating results and financial condition could be materially adversely affected.

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
Additionally, the number of PCs that include optical disc drives has decreased significantly in recent years. Because PC OEMs are required to pay us a higher per-unit royalty for Windows PCs that include optical disc playback functionality than Windows PCs that do not include such functionality, the continued decreasing inclusion of optical disc drives in PCs will result in lower per-unit royalties. Further, we rely on a small number of partnerships with key participants in the PC market. If we are unable to maintain these key relationships, we may experience a decline in PCs incorporating our technologies. Revenue from our PC market depends on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included on computers, through operating systems or otherwise, and the terms of any royalties or other payments we receive.
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
In order to increase the value of our technologies in the mobile market, we have worked with online and mobile media content service providers to encode their content with our technologies, which could affect OEM and software vendor demand for our decoding technologies. However, the online and mobile media content services markets are also characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent product and service introductions and short life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing or the removal of our technologies by these providers and may result in decreased revenue from our mobile market.
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
Estimation of sales-based royalties. As disclosed in Note 2 "Summary of Significant Accounting Policies--Recently Issued Accounting Standards," beginning in the first quarter of fiscal 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers, or ASC 606. The transition from ASC 605 to ASC 606 most significantly impacts two key areas of our revenue accounting, as described below.

The first topic related to ASC 606 that significantly impacts us involves multi-year contracts. Most of our licensing arrangements with customers currently involve multi-year contracts, and in the past under ASC 605, it would have been unusual for all revenue from a multi-year contract to be recognized upfront (i.e., upon execution of the contract).  Under ASC 606, the accounting framework has shifted, and now, certain terms and conditions (such as “minimum volume commitments”) are more likely to result in upfront revenue recognition.

The second topic related to ASC 606 that significantly impacts us involves our estimation of shipments on which we generate sales–based royalties. Under ASC 606, we recognize a material portion of our licensing revenue based on our estimate of shipments to which we expect our licensees to submit royalty statements. Upon receipt of actual reporting of sales based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. The change may cause more volatility in our quarterly figures because of the estimation process and the corresponding true-up adjustments, which we disclose.

Such changes to our reporting practices could significantly affect our results of operations to the extent that actual revenues differ significantly from estimated revenues, or that we are required to accelerate recognition of revenue under certain arrangements, potentially causing the amount of revenue we recognize to vary materially from quarter to quarter. While the adoption of ASC 606 does not change the cash flows or total revenues we receive from our contracts with customers, it could result in changes to the timing of our reported revenue and income, which in turn could cause volatility in the price of our Class A common stock.

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
Experience with New Markets and Business Models. Our future growth will depend, in part, upon our continued expansion into areas beyond our audio licensing business. Over the past few years, we have introduced Dolby Voice technology for the communications market, Dolby Vision for the home and cinema markets, and our branded-theater experience, Dolby Cinema. In connection with entering into these new markets, we face new sources of competition, new business models, and new customer relationships. In order to be successful in these markets, we will need to cultivate new industry relationships and strengthen existing relationships to bring our products, services, and technologies to market. Our limited experience to date in one or more of these markets could limit our ability to successfully execute on our growth strategy.
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
For instance, to broaden adoption of Dolby Vision and Dolby Atmos, we will need to continue to expand the array of products and consumer devices that incorporate Dolby Atmos and Dolby Vision, expand the pipeline of Dolby Atmos and Dolby Vision content available from content creators, and encourage consumer adoption in the face of competing products and technologies. Similarly, the success of Dolby Cinema is dependent upon our ability to partner with movie theater exhibitors to launch new Dolby Cinema sites and deploy new sites in accordance with plans, as well as the continued release and box-office success of new films in the Dolby Vision and Dolby Atmos formats released through Dolby Cinemas.
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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of September 27, 2019, we had approximately 11,400 issued patents in addition to approximately 4,100 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through August 2045.
We seek to mitigate this risk in a variety of ways. We regularly look for opportunities to expand our patent portfolio through organic development and acquisitions. We develop proprietary technologies to replace licensing revenue from technologies covered by expiring patents with licensing revenue supported by patents with a longer remaining life. And, we develop and license our technologies in a manner designed to reduce the chance that a system licensee would develop competing technologies that do not include any Dolby IP.
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
Production Processes and Production. Production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time or in a cost effective manner, which could harm our competitive position.

While we have three production facilities, we increasingly use contract manufacturers for a significant portion of our production capacity. Our reliance on contract manufacturers for the manufacture of our products involves risks, including limited control over timely delivery and quality of such products. If production of our products is interrupted, we may not be able to manufacture products on a timely basis. A shortage of manufacturing capacity for our products could negatively impact our operating results and damage our customer relationships. We may be unable to quickly adapt our manufacturing capacity to rapidly changing market conditions and a contract manufacturer may encounter similar difficulties. Likewise, we may be unable to quickly respond to fluctuations in customer demand or contract manufacturer interruptions. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products.
Data Security. We rely on information technology systems in the conduct of our business, including systems designed and managed by third parties. Many of these systems contain sensitive and confidential information, including our trade secrets and proprietary business information, and personal data, as well as content and information owned by or pertaining to our customers, suppliers and business partners. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. Our information technology and infrastructure may be vulnerable to penetration or attacks by hackers, malware, software bugs or other technical malfunctions, or other disruptions.  If we use a vendor that stores information as part of its service or product offerings, we assess the security of such services prior to using the service.  Nevertheless, our sensitive, confidential or proprietary information may be misappropriated by that vendor or others who may inappropriately access the vendor’s system.
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
A variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the California Consumer Privacy Act of 2018, or CCPA, which goes into effect on January 1, 2020, may require us (among other obligations) to modify certain of our information practices, provide new disclosures to California consumers, and afford such consumers various privacy rights. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.
Fluctuations in Foreign Currency Exchange Rates. We earn revenues, pay expenses, own assets and incur liabilities in foreign countries using several currencies other than the U.S. dollar. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. The majority of our revenue generated from international markets is denominated in U.S. dollars, while the operating expenses of our foreign subsidiaries are predominantly denominated in local currencies. Therefore, our operating expenses will increase when the U.S. dollar weakens against the local currency and decrease when the U.S. dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our consolidated statements of operations. Additional risks related to fluctuations in foreign currency exchange rates are described in the Foreign Currency Exchange Risk section of Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk."
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
Pricing Pressures. The markets for the consumer entertainment products in which our technologies are incorporated are intensely competitive and price sensitive. We expect to face increased royalty pricing pressure for our technologies as we seek to drive the adoption of our technologies into online content and portable devices, such as tablets and smartphones. Retail prices for consumer entertainment products that include our sound technologies, such as DVD and Blu-ray players and home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, OEMs have sought to reduce their product costs, which can result in additional downward pressure on the licensing fees we charge.
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
Competition from Other Audio Formats, Imaging Solutions, and Integrated System Offerings. We believe that the success we have had licensing our audio technologies is due, in part, to the perception that our technologies provide a high quality solution for multichannel audio and the strength of our brand. However, both free and proprietary sound technologies are becoming increasingly prevalent, and we expect competitors to continue to enter this field with other offerings. Furthermore, to the extent that customers perceive our competitors’ products as providing the same or similar advantages as our technologies at a lower or comparable price, there is a risk that these customers may treat sound encoding technologies as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. For example, we face competition with respect to our HDR imaging technology, Dolby Vision, and there can be no assurance that additional consumers will adopt Dolby Vision in the near future, or at all, or that we will maintain our existing customers.
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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 64%, 67% and 65% of our revenue was derived outside of the U.S. in fiscal 2019, 2018, and 2017, respectively. We are subject to a number of risks related to conducting business internationally, including:

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

•
Tariffs imposed by the U.S. on goods from other countries or tariffs imposed by other countries on U.S. goods, including the tariffs imposed over the course of 2018 and 2019 by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which remain uncertain;

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
Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for IP. The regulatory enforcement activities in such jurisdictions can be unpredictable, in some cases because these jurisdictions have only recently implemented competition laws.  From time to time, we are the subject of requests for information, market conduct examinations, inquires or investigations by industry groups and/or regulatory agencies in these jurisdictions.  For instance, in October 2018 and September 2019, the Korean Fair Trade Commission requested information relating to our business practices in South Korea, and we are cooperating with such requests. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, our results could be negatively impacted and we could be exposed to costly and time-consuming legal proceedings.
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
Conflict Minerals. SEC rules require the disclosure of the use of tantalum, tin, tungsten, and gold (commonly referred to as "conflict minerals") that are sourced from the Democratic Republic of the Congo and surrounding countries. This requirement could affect the sourcing, availability and pricing of materials used in our products as well as the companies we use to manufacture our products. In circumstances where sources of conflict minerals from the Democratic Republic of the Congo or surrounding countries are not validated as conflict free, we may take actions to change materials, designs or manufacturers to reduce the possibility that our contracts to manufacture products that contain conflict minerals finance or benefit local armed groups in the region. The SEC disclosure requirements could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers that can certify to us that they are offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. These actions could also add engineering and other costs in connection with the manufacturing of our products.
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
The recent U.S. tax law changes enacted through the Tax Cuts and Jobs Act ("Tax Act") require us to exercise significant judgment in interpreting its provisions. As we evaluate the full impact of current and future guidance that is introduced, our results may materially differ from previous estimates, and those differences may materially affect our financial position. In addition, the Tax Act includes certain international provisions that became effective for us beginning in fiscal 2019. The application of the Tax Act and any changes that we make to our corporate trading structure could adversely affect our tax rate and cash flow in future years.
The Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the United States, has made changes to many long-standing transfer pricing and cross-border taxation rules. In addition, the European Union and its European Commission are proposing model legislation and investigating companies that might be in violation of European Union competition rules against unjustified state aid. Further, the OECD, European Union, European Commission, and individual countries have made and could make additional competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. To the extent these actions take place in the countries that we operate, it is possible that in the future, these efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.
We are subject to the periodic examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, but an adverse decision by tax authorities exceeding our reserves could significantly impact our financial results.

STOCK-RELATED ISSUES
Controlling Stockholder. At September 27, 2019, the Dolby family and their affiliates owned 1,568,770 shares of our Class A common stock and 36,146,233 shares of our Class B common stock. As of September 27, 2019, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.2% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
Dolby Wootton Bassett, LLC, of which Dagmar Dolby as Trustee of the Dagmar Dolby Trust under the Dolby Family Trust Instrument dated May 7, 1999 (the "Dagmar Dolby Trust") is the sole member, and the Dagmar Dolby Trust own a majority financial interest in real estate entities that own or from whom we lease certain facilities located in California and the U.K. We own the remaining financial interests in these real estate entities. Our ownership interest in these consolidated affiliated entities, in addition to information regarding the location of the property leased to Dolby Laboratories as of September 27, 2019 is summarized within the table below. The leases for these facilities expire at various times through 2025.

Entity Name	Minority Ownership Interest	Location Of Properties	Approximate Square Footage
Dolby Properties Brisbane, LLC	49.0%	Brisbane, California	43,500
Dolby Properties Burbank, LLC	49.0%	Burbank, California	22,000
Dolby Properties, LP	10.0%	Wootton Bassett, England	17,500
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
We have ceased occupancy of the leased space at 100, 130, and 140 Potrero Avenue, and do not intend to re-occupy those locations. We remain responsible for operating expenses, taxes, and the condition, operation, repair, maintenance, security, and management of the premises. We have also agreed to indemnify and hold the Dolby family trusts, as landlord, harmless from and against certain liabilities, damages, claims, costs, penalties, and expenses arising from our conduct related to the premises. In fiscal 2019, we entered a sublease with a subtenant for the remaining lease term at 100 Potrero Avenue, pursuant to which the subtenant is required to reimburse us with respect to the foregoing expenses and taxes with respect to the subleased premises and to indemnify and hold us harmless with respect to the subleased premises in the same manner described above.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DLB.” Our Class B common stock is neither listed nor publicly traded. As of October 25, 2019, there were 25 holders of record of our Class A common stock and 39 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record since a large portion of our common stock is held through brokerage firms.
Dividend Policy
In October 2014, we announced a quarterly cash dividend program for our stockholders that was initiated by our Board of Directors. Since the program was initiated, a quarterly dividend has been declared and paid to all eligible stockholders of Class A and Class B common stock. Most recently, on November 14, 2019, we announced a dividend in the amount of $0.22 per share, payable on December 4, 2019, to stockholders of record as of the close of business on November 26, 2019.
Dividend declarations and the establishment of future record and payment dates are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of our stockholders. The dividend policy may be changed or canceled at the discretion of the Board of Directors at any time. See Note 8 “Stockholders' Equity & Stock-Based Compensation” to our consolidated financial statements for additional information related to the quarterly dividend. Further discussion of our recurring quarterly dividend is included within Shareholder Return in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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
The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 27, 2019 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Total	$2,000,000
The following table provides information regarding our share repurchases made under this program during the fourth quarter of fiscal 2019:

Repurchase Activity	Total Shares Purchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Repurchases (2)
June 29, 2019 - July 26, 2019	—	$—	—	$65.0 million
July 27, 2019 - August 23, 2019	668,830	59.45	668,830	$375.2 million
August 24, 2019 - September 27, 2019	233,357	61.33	233,357	$360.9 million
Total	902,187		902,187

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.
Stock Price Performance Graph
The following graph compares the total cumulative return of our Class A common stock with the total cumulative return for the New York Stock Exchange Composite Index (“NYSE Composite”) and the Russell 3000 Index (“Russell 3000”) for the five fiscal years ended September 27, 2019. The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $41.26 on September 26, 2014, and in the NYSE Composite and Russell 3000 on the same date and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “filed” for purposes of Section 18 of Securities Exchange Act of 1934, as amended (“Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100 - September 2019
Cumulative Total Return
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
September 26, 2014
September 25, 2015
September 30, 2016
September 29, 2017
September 28, 2018
September 27, 2019
Fiscal Year-End
Dolby Laboratories Inc.
NYSE Composite
Russell 3000 Index

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included within this filing. The consolidated balance sheet data for the fiscal years ended September 27, 2019 and September 28, 2018, and consolidated statements of operations data for the fiscal years ended September 27, 2019, September 28, 2018, and September 29, 2017 were derived from our audited consolidated financial statements included in this report. The consolidated balance sheet data as of September 29, 2017, September 30, 2016, and September 25, 2015 and consolidated statements of operations data for the fiscal years ended September 30, 2016 and September 25, 2015 were derived from our audited consolidated financial statements not included in this report.
The historical financial results presented below are not necessarily indicative of results to be achieved in future periods. Note that fiscal 2016 consisted of 53 weeks, while all other fiscal years presented consisted of 52 weeks. All amounts presented below are displayed in thousands, except per share amounts.

	Fiscal Year Ended
	September 27, 2019	September 28, 2018 (as adjusted) (1)	September 29, 2017 (as adjusted) (1)	September 30, 2016 (1)	September 25, 2015 (1)
Operations:
Revenue	$1,241,620	$1,054,600	$1,080,177	$1,025,738	$970,638
Gross margin	1,080,766	927,038	961,648	916,756	875,822
Operating expenses	823,689	743,533	714,515	684,961	662,594
Income before provision for income taxes	282,307	196,374	255,145	235,904	245,782
Net income attributable to Dolby Laboratories, Inc.	255,151	41,746	206,481	185,860	181,390

Net Income Per Share:
Basic	$2.51	$0.40	$2.03	$1.85	$1.77
Diluted	$2.44	$0.39	$2.00	$1.81	$1.75
Weighted-Average Shares Outstanding:
Basic	101,629	103,377	101,784	100,717	102,354
Diluted	104,572	106,978	103,286	102,424	103,862

Cash dividends declared per common share	$0.79	$0.67	$0.58	$0.50	$0.42
Cash dividend paid per common share	$0.76	$0.64	$0.56	$0.48	$0.40

	Fiscal Year Ended
	September 27, 2019	September 28, 2018 (as adjusted) (1)	September 29, 2017 (as adjusted) (1)	September 30, 2016 (1)	September 25, 2015 (1)
Cash and cash equivalents	$797,210	$918,063	$627,017	$516,112	$531,926
Working capital	1,074,687	1,211,378	1,061,218	546,647	611,548
Short-term and long-term investments	298,733	365,920	562,121	515,533	459,916
Total assets	2,821,749	2,865,387	2,836,463	2,310,106	2,133,293
Total stockholders’ equity—Dolby Laboratories, Inc.	2,307,351	2,363,936	2,391,627	1,970,256	1,807,068

(1)
The selected financial data for the fiscal years ended September 28, 2018 and September 29, 2017 have been adjusted to reflect the adoption of ASU 2014-09, Revenue from Contracts with Customers, or "ASC 606". The selected financial data for fiscal years ended September 30, 2016 and September 25, 2015 presented in the table above reflects ASC 605, and has not been recast for, and does not reflect the adoption of ASC 606. For additional information, refer to Note 2 "Summary Of Significant Accounting Policies" to our consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to key challenges listed below and risks described in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We disclaim any duty to update any of the forward-looking statements to conform our prior statements to actual results.
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

EXPANDING OUR LEADERSHIP IN AUDIO AND IMAGING ENTERTAINMENT EXPERIENCES
AUDIO AND IMAGING LICENSING
The majority of our licensing revenue is derived from the licensing of audio and imaging technologies for premium entertainment playback. Our audio technologies are primarily comprised of DD+, Dolby Atmos, AC-4, and our AAC and HE-AAC technologies and related patent licensing programs. Our imaging technologies are primarily comprised of Dolby Vision and our AVC and HEVC technologies and related patent licensing programs. The following are certain highlights from fiscal 2019 and key challenges related to audio and imaging licensing, by market.
Broadcast
Highlights: We have an established presence in developed markets with respect to our DD+ and HE-AAC audio technologies in broadcast services and devices. In recent years, we have expanded our offerings in the broadcast market through the introduction of newer technologies, including our Dolby Atmos and AC-4 audio technologies, Dolby Vision, as well as AVC and HEVC imaging technologies which we license through patent pools.
We continue to see more products introduced in the broadcast market that incorporate our newer technologies. In fiscal 2019, Panasonic joined our growing list of TV partners supporting Dolby Vision, and Vizio expanded their support of Dolby Vision throughout their entire 4K TV lineup. A number of TV partners have released models that feature the combined experience of Dolby Vision and Dolby Atmos, including LG, Sony, TCL, and TP Vision. In addition, the first STBs supporting Dolby Vision and Dolby Atmos were launched in fiscal 2019, while the transition to our AC-4 technologies continued to gain momentum globally.
We also saw more instances of live content experiences featuring Dolby Atmos. Selected NBA basketball games became the first professional sports in North America broadcast in Dolby Atmos, and DirectTV delivered certain college football primetime games in Dolby Atmos on ESPN. In addition, BT and CCTV continued delivering Premier League Soccer and The Champions League Final in Dolby Atmos.
Key Challenges: Our pursuit of growth and further adoption of our technologies may be impacted by a number of factors. In some emerging growth countries, such as China, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies. We must continue to present compelling reasons for consumers to demand our audio and imaging technologies, including ensuring that there is a breadth of available content in our formats and such content is being widely distributed. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Additionally, in the broadcast market, as well as other markets, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements.

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
During fiscal 2019, the breadth of mobile devices supporting Dolby technologies increased globally. For example, Apple announced the support of the combined experience of Dolby Vision and Dolby Atmos in their latest iOS devices. Dolby Atmos-enabled mobile devices are now available in the market from a growing list of partners such as Samsung, Amazon, Oppo and Lenovo.
Key Challenges: Growth in this market is dependent on several factors. Due to short product life cycles, mobile device OEMs can readily add or remove certain of our technologies from their devices. Our success depends on our ability to address the rapid pace of change in mobile devices, and we must continuously collaborate with mobile device OEMs to incorporate our technologies. Further, we rely on a small number of partnerships with key participants in the mobile market. If we are unable to maintain these key relationships, we may experience a decline in mobile devices incorporating our technologies. Finally, we must continue to support the development and distribution of Dolby content via various ecosystems. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted.
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
In fiscal 2019, the availability of devices compatible with Dolby technologies gained momentum, as a number of streaming services indicated that they will be supporting Dolby Vision and Dolby Atmos enabled content. Apple announced that its new content programming and video subscription service, Apple TV+, which is expected to be released in the market during calendar year 2019, will support Dolby Vision and Dolby Atmos. In addition, Disney's new streaming service, Disney+, will support content in Dolby Vision and Dolby Atmos. Additional OTT services supporting the combined experience of Dolby Vision and Dolby Atmos include Netflix, Amazon, Tencent, and iQiYi. With the growing list of global streaming partners supporting our technologies, there are now over 2,400 pieces of content available in Dolby Vision, and over 1,600 pieces available in Dolby Atmos.
In addition, the first Dolby Atmos enabled smart speaker, the Amazon Echo Studio, was announced in fiscal 2019. The availability of Dolby-Atmos enabled soundbars also continued to grow in fiscal 2019 as three of our partners, Samsung, Sony, and Vizio, introduced their new lineup of soundbars. Certain models are now available starting at $300. In general, as entry level price points decline, a wider range of consumers have the ability to purchase products incorporating Dolby technologies.
Key Challenges: We must continue to present compelling reasons for consumers to demand our technologies wherever they enjoy entertainment content, while promoting creation and broad availability of content in our formats. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted.
Personal Computers
Highlights: DD+ continues to enhance playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through new types of content, including streaming video entertainment.
In fiscal 2019, a number of PC models were announced or released supporting the combined experience of Dolby Vision and Dolby Atmos. Apple's newest MacBook supporting Dolby Vision and Dolby Atmos via their latest MacOS was announced during the year, and Lenovo expanded their lineup of PCs that support Dolby Vision and Dolby Atmos. In addition, Dell released several Dolby Vision enabled PC models throughout the year, while Samsung and Huawei extended their support of Dolby Atmos to more PC models.

Key Challenges: PC revenues have been impacted by a decline in the portion of PCs that have optical disc functionality in recent years, which has resulted in a decline in our ASPs, and we expect this decline in ASPs to continue. If declining conditions and trends persist, and OEMs do not incorporate our technologies in current and future products, our PC revenues could face continuing downward pressure. We must continuously collaborate and maintain our key partnership relationships with PC manufacturers to incorporate our technologies, and we must continue to support the development and distribution of Dolby content via various ecosystems.
Other
Highlights: DD+ is incorporated in both the Xbox and PlayStation gaming consoles and platforms. The Xbox gaming console also supports the combined experience of Dolby Vision and Dolby Atmos. Customers can purchase an OEM gaming headset bundled with Dolby Atmos for Headphones, or an app on the Microsoft app store to enable Dolby Atmos on their headphones.
We also generate revenue from the automotive industry primarily through disc playback devices as well as other elements of the entertainment system.
Key Challenges: The gaming console market continues to be challenged by competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base. This may impact our future revenues.
CINEMA AND OTHER
Cinema Products & Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers and audio processors to cinema exhibitors globally. We continue to see adoption of Dolby Atmos by studios, content creators, post-production facilities, and exhibitors. At the end of fiscal 2019, there were over 5,000 Dolby Atmos-enabled screens installed or committed across 90 countries around the world, and over 1,500 Dolby Atmos theatrical titles announced or released.
We also offer a variety of newer cinema products, which include the IMS3000, an integrated imaging and audio server with Dolby Atmos, the Dolby Multichannel Amplifier, and our 3-Axis speaker. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost effective than what was previously available to them.
Key Challenges: Demand for our cinema products is dependent upon industry and economic cycles and box office performance generally, along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in international markets, such as China, which are subject to economic risks as well as geo-political risks. To the extent that these factors persist or worsen, we may be faced with pricing pressures or competing technologies, our revenue may be affected.
Dolby Cinema
Highlights: In fiscal 2019, we continued to expand our global presence for Dolby Cinema. At the end of the year, we had over 230 Dolby Cinema locations in operation across 11 countries, and a total of more than 400 screens open or committed. During the year, several of the top global box office films were featured in Dolby Cinema, including "Avengers: Endgame" and "The Lion King." The breadth of motion pictures for Dolby Cinema continues to grow with over 260 theatrical titles in Dolby Vision and Dolby Atmos having been announced or released from all the major studios.
Key Challenges: Although the premium large format market for the cinema industry is currently growing, Dolby Cinema competes with other existing offerings. Our success depends on our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering will be tied to global box office performance generally.

Dolby Voice
Highlights: Our newest audio and video conferencing offering is Dolby Voice Room, which is aimed at customers in the growing huddle room space. In fiscal 2019, we added LogMeIn as a partner, joining BlueJeans and Highfive. Also in fiscal 2019, together with BlueJeans and LogMeIn, we introduced a "Room as a Service" offering, which enables our customers access to our partner's conferencing services with our Dolby Voice Room solution for a monthly subscription fee. We continue to focus on expanding Dolby Voice’s availability to the global market for audio and video conferencing services.
Key Challenges: Our success in this market will depend on the number of service providers and enterprise customers we are able to attract, the volume of products that we are able to sell, and the volume of usage of the service.
Revenue From Significant Customers
In fiscal 2019, 2018, and 2017, we did not have any individual customers that accounted for more than 10% of our total revenue.

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
Revenue Recognition
We derive our revenue primarily from the licensing of our technologies and patents. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates within the revenue recognition process. Generally, revenue is recognized upon transfer of control of promised products, services or intellectual property and technologies (“IP”) rights to customers in an amount that reflects the consideration that we expect to receive in exchange for those products, services or licensing of the IP rights. The primary judgments include estimating sales-based revenues in advance of receiving statements from our licensees, estimating variable consideration, identifying the performance obligations in the contract, and determining whether the performance obligations are distinct, and allocating consideration accordingly.
Most of our licensing arrangements are structured as sales-based whereby we are paid a unit-based royalty. The unit based sales data that triggers the royalty obligation is generally reported to us in the quarter after triggering the royalty obligation. We apply the royalty exception to these arrangements, which requires that we recognize sales-based royalties at the later of when the sales occur based on our estimates or the completion of our performance obligations. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments for which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we previously estimated, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales.
We also enter into fixed and guaranteed licensing fees arrangements, which require the licensee to pay a fixed, non-refundable fee independent of the actual sales. In these cases, control is transferred and the transaction price - the amount we expect to be entitled to in exchange for the license right - is recognized upon the later of contract execution or the effective date. Transaction price is determined at contract execution and, to the extent variable consideration applies, is updated each subsequent reporting period until the completion of the contract. In addition, we evaluate whether a significant financing component exists when we recognize revenue in advance of customer payments that occur over time and extend beyond one year. In general, if the payment arrangements extend beyond the first year of the contract, we treat a portion of the payments as a financing component. The discount rate used for each arrangement reflects the rate that would be used in a separate financing transaction between us and the licensee at contract inception and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. As such, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. The portion related to the financing component is recorded as interest income, and is not material to our consolidated financial statements.
Our arrangements often include promises to transfer multiple performance obligations, such as license rights, multiple products, PCS, or services. In such arrangements where we have identified distinct performance obligations within the contract, we determine the SSP for each distinct performance obligation, the timing of revenue recognition for each distinct performance obligation and allocate the transaction price accordingly. SSPs for distinct performance obligations are based on direct observable pricing. In instances where the SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions, entity-specific factors and other inputs. In some licensing arrangements, we use the residual approach when the SSP for one or more promised goods or services is highly variable or uncertain.  Under the residual approach, the unallocated portion of the transaction price can be allocated to a delivered performance obligation.
For additional information, see Note 3 “Revenue Recognition” to our consolidated financial statements in Part II, Item 8 of this Annual Report.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED
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
We will adopt the new standard using the modified retrospective transition method, thereby recognizing the cumulative effect of initially applying Topic 842 as an adjustment to opening retained earnings on the adoption date, without revising the balances in comparative periods. We have evaluated the impact of Topic 842, and upon adoption, we will recognize a lease liability and right-of-use asset for each of our existing lease arrangements, which we anticipate to be material on our consolidated balance sheet. Adoption of the standard will not have a material impact on our consolidated income statement or our consolidated statement of cash flow.
We plan to elect to utilize the transition guidance within the new standard which allows us to retain the historical lease classification and initial direct costs for any leases that exist prior to adoption of the standard. All new leases executed subsequent to adoption will be evaluated, and accounted for under Topic 842. ASU 2016-02 is effective for Dolby beginning September 28, 2019. We are still completing our assessment of the remaining lease term of our existing leases, assessing the completeness of our population of leases, and finalizing our determination of the discount rate used to calculate the right of use asset and lease liability.
Income Taxes: Comprehensive Income. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires entities to provide certain disclosures regarding stranded tax effects. The ASU is effective for Dolby beginning September 28, 2019. We do not believe that this standard will have a material impact on our consolidated financial statements.
Collaborative Arrangements. In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This standard will be effective for Dolby beginning September 26, 2020, and we do not currently plan to early adopt. We do not believe that this standard will have a material impact on our consolidated financial statements.
Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments, including trade receivables, contract assets, and lease receivables. This standard will be effective for Dolby beginning September 26, 2020, and we do not currently plan to early adopt. We do not believe that this standard will have a material impact on our consolidated financial statements.
RESULTS OF OPERATIONS
For each line item included on our consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the consolidated financial statements for years ended September 27, 2019, September 28, 2018, and September 29, 2017. Note that adjustments related to previously under-reported sales-based royalties as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.

Revenue and Gross Margin
Licensing
Licensing revenue consists of fees earned from licensing our technologies to customers who incorporate them into their products and services to enable and enhance audio, imaging, and voice capabilities. The technologies that we license are either internally developed, acquired, or licensed from third parties. A significant portion of our licensing revenue pertains to customer-shipment royalties that we recognize based on estimates of our licensees’ shipments in the current period. Within the current period, to the extent that shipment data reported by licensees differs from estimates we made and recorded in the prior quarter, we recognize an adjustment to revenue for such difference. Our comparisons for fiscal years 2018 and 2017 financial information as recast under ASC 606 reflects the impact of certain contract modifications which results in a reduction of our previously reported revenues in those periods.
Our cost of licensing consists mainly of amortization of certain purchased intangible assets and intangible assets acquired in business combinations, depreciation, third party royalty obligations, and associated fees.

	Fiscal Year Ended			2019 vs. 2018		2018 vs. 2017
Licensing	September 27, 2019	September 28, 2018	September 29, 2017	$	%	$	%
Revenue	$1,107,280	$940,777	$965,864	$166,503	18%	$(25,087)	(3)%
Percentage of total revenue	89%	89%	89%
Cost of licensing	57,531	42,583	39,329	14,948	35%	3,254	8%
Gross margin	1,049,749	898,194	926,535	151,555	17%	(28,341)	(3)%
Gross margin percentage	95%	95%	96%
2019 vs. 2018

Factor	Revenue		Gross Margin
Mobile	á	Higher revenues from patent licensing and the adoption of our technologies into more devices, partially offset by lower recoveries	ßà	No significant fluctuations
Broadcast	á	Higher revenues from patent licensing, recoveries, and TVs, partially offset by lower volume of STBs
Other	á	Higher revenues from Dolby Cinema, gaming, and automotive recoveries, partially offset by lower licensing in Dolby Voice
CE	á	Higher volume of DMAs and higher patent licensing, partially offset by lower recoveries
PC	á	Higher revenues from recoveries and patent licensing, partially offset by lower ASP from decreasing number of PCs with optical disc functionality

2018 vs. 2017

Factor	Revenue		Gross Margin
PC	â	Lower ASP from decreasing number of PCs with optical disc functionality and lower recoveries, partially offset by higher patent licensing	ßà	No significant fluctuations
CE	á	Higher patent licensing and higher volume of DMAs, partially offset by lower volume of DVDs
Broadcast	â	Lower patent licensing, volume of STBs and TVs, and lower recoveries
Other	á	Higher patent licensing, revenue from Dolby Cinema, and Via administrative fees, partially offset by lower recoveries in automotive
Mobile	á	Higher recoveries and adoption of our technologies into more devices, partially offset by lower patent licensing

Products and Services
Products revenue is generated from the sale of audio, imaging, and voice products for the cinema, television broadcast, communications, and consumer products industries. Also included in products revenue are amounts relating to Dolby Cinema arrangements that involve fixed or minimum amounts. Cost of products consists of materials, labor, and manufacturing overhead, amortization of certain intangible assets, as well as third party royalty obligations.
Services revenue consists of fees for support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training and maintenance, mixing room alignment, equalization, as well as audio, color, and light image calibration. Services revenue also includes PCS for products sold and equipment installed at Dolby Cinema theaters operated by exhibitor partners and support for the implementation of our technologies into products manufactured by our licensees. Cost of services consists of personnel and personnel-related costs for providing our professional services, software maintenance and support, external consultants, and other direct expenses incurred on behalf of customers.

	Fiscal Year Ended			2019 vs. 2018		2018 vs. 2017
Products and Services	September 27, 2019	September 28, 2018	September 29, 2017	$	%	$	%
Revenue	$134,340	$113,823	$114,313	$20,517	18%	$(490)	—%
Percentage of total revenue	11%	11%	11%
Cost of products and services	103,323	84,979	79,200	18,344	22%	5,779	7%
Gross margin	31,017	28,844	35,113	2,173	8%	(6,269)	(18)%
Gross margin percentage	23%	25%	31%

2019 vs. 2018

Factor	Revenue		Gross Margin
Products	á	Higher revenues from Dolby Cinema and Dolby Voice products, and higher units of cinema equipment	â	Higher excess & obsolete charges
Services	ßà	No significant fluctuations	á	Higher utilization of available capacity

2018 vs. 2017

Factor	Revenue		Gross Margin
Products	ßà	No significant fluctuations	â	Lower utilization of manufacturing capacity and higher excess & obsolete charges, partially offset by improved mix of products
Support & Other	â	Decreased support and maintenance services	â	Lower utilization of available capacity

Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Year Ended			2019 vs. 2018		2018 vs. 2017
	September 27, 2019	September 28, 2018	September 29, 2017	$	%	$	%
Research and development	$237,871	$236,794	$233,312	$1,077	—%	$3,482	1%
Percentage of total revenue	19%	22%	22%

2019 vs. 2018

Category	Key Drivers
Research & Development	ßà	No significant fluctuations

2018 vs. 2017

Category	Key Drivers
Facilities	á	Higher costs associated with our worldwide headquarters
Depreciation & Amortization	â	Lower depreciation as certain assets have been fully depreciated
Compensation & Benefits	á	Higher headcount on R&D projects along with merit increases across the employee base
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

	Fiscal Year Ended			2019 vs. 2018		2018 vs. 2017
	September 27, 2019	September 28, 2018	September 29, 2017	$	%	$	%
Sales and marketing	$343,835	$309,762	$296,661	$34,073	11%	$13,101	4%
Percentage of total revenue	28%	29%	27%

2019 vs. 2018

Category	Key Drivers
Legal, Professional, & Consulting	á	Increased IP related activities aimed at revenue generation
Marketing Programs	á	Higher costs related to marketing programs, including branding activities, and new product launches

2018 vs. 2017

Category	Key Drivers
Legal, Professional, & Consulting	á	Increased IP related activities aimed at revenue generation
Compensation & Benefits	á	Higher headcount and merit increases across the employee base
Marketing Programs	á	Higher costs related to marketing efforts for growth initiatives
General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Year Ended			2019 vs. 2018		2018 vs. 2017
	September 27, 2019	September 28, 2018	September 29, 2017	$	%	$	%
General and administrative	$205,425	$197,423	$171,686	$8,002	4%	$25,737	15%
Percentage of total revenue	17%	19%	16%

2019 vs. 2018

Category	Key Drivers
Legal, Professional, & Consulting	á	Higher costs associated with various legal activities and patent filings
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
Bad Debt	á	Higher charges recorded in the current period

2018 vs. 2017

Category	Key Drivers
Compensation & Benefits	á	Increase in headcount, merit increases, and higher employer costs
Legal, Professional, & Consulting	á	Higher costs associated with various legal activities, patent filings, and implementing regulatory changes
Stock-Based Compensation	á	Higher fair value of awards
Restructuring
Restructuring charges/(credits) recorded as operating expenses in our statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. The extent of our costs arising as a result of these actions, including fluctuations in related balances between fiscal periods, is based on the nature of activities under the various plans.

	Fiscal Year Ended			2019 vs. 2018		2018 vs. 2017
	September 27, 2019	September 28, 2018	September 29, 2017	$	%	$	%
Restructuring charges/(credits)	$36,558	$(446)	$12,856	$37,004	(8,297)%	$(13,302)	(103)%
Percentage of total revenue	3%	—%	1%
Restructuring charges recorded in fiscal 2019 of $33.5 million represents costs incurred as a result of our early exit of leased facilities. Included in those costs are the write-off of the carrying value of the leasehold improvements associated with the facilities and other expenses associated with the exit of the facilities.
Restructuring charges recorded in fiscal 2019 also include $3.1 million associated with a reorganization of our marketing function that resulted in severance and other related benefits for approximately 50 positions that were eliminated.
Restructuring charges recorded in fiscal 2017 were incurred in relation to our fiscal 2017 restructuring plan, and represent costs to reduce certain activities in order to reallocate resources towards higher priority investment areas. For additional information on our Restructuring programs, see Note 12 "Restructuring" to our consolidated financial statements.
Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Year Ended			2019 vs. 2018		2018 vs. 2017
Other Income/Expense	September 27, 2019	September 28, 2018	September 29, 2017	$	%	$	%
Interest income	$24,919	$18,970	$9,577	$5,949	31%	$9,393	98%
Interest expense	(170)	(198)	(127)	28	(14)%	(71)	56%
Other income/(expense), net	481	(5,903)	(1,438)	6,384	(108)%	(4,465)	311%
Total	$25,230	$12,869	$8,012	$12,361	96%	$4,857	61%

2019 vs. 2018

Category	Key Drivers
Other Income/(Expense)	á
Decrease in other expense due to impairment charges recorded in the prior year on cost method equity investments that did not re-occur in 2019, higher valuation of current year equity method investment valuations, and lower foreign currency translation losses

Interest Income	á	Higher yields on investment balances

2018 vs. 2017

Category	Key Drivers
Interest Income	á	Higher yields on our increased investment balances
Other Income/(Expense)	â	Increase in other expense primarily due to impairment charges recorded on cost method equity investments
Income Taxes

Our effective tax rate is based on our annual fiscal year results and is affected each period-end by several factors. These include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions that may occur in, but are not necessarily consistent, between periods. Our fiscal 2018 income tax provision reflects amounts accrued in connection with the Tax Act enacted in December 2017. For additional information related to effective tax rates, see Note 11 “Income Taxes” to our consolidated financial statements.

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Provision for income taxes	$(26,802)	$(154,069)	$(48,039)
Effective tax rate	9%	78%	19%

2019 vs. 2018

Factor	Impact On Effective Tax Rate
Enactment of Tax Act	â	Lower tax expense due to a large tax charge for US tax reform in the prior year, a large tax benefit in the current year, and the reduction of the federal statutory rate

2018 vs. 2017

Factor	Impact On Effective Tax Rate
Enactment of Tax Act	á	Higher tax provision for deemed repatriation and write-down of deferred tax assets offset by higher benefit for the reduction of the federal statutory rate
Valuation Allowance	á	Higher tax provision reflecting valuation allowance for California R&D Tax Credits
Stock-Based Compensation	â	Higher benefit related to the settlement of stock-based awards

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of September 27, 2019, we had cash and cash equivalents of $797.2 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $298.7 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities.
The following table presents selected financial information as of the fiscal years ended September 27, 2019 and September 28, 2018 (amounts displayed are in thousands):

	September 27, 2019	September 28, 2018
Cash and cash equivalents	$797,210	$918,063
Short-term investments	119,146	178,138
Long-term investments	179,587	187,782
Accounts receivable, net	189,115	166,133
Accounts payable and accrued liabilities	283,356	265,050
Working capital	1,074,687	1,211,378
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
Shareholder Return
We have returned cash to stockholders through both repurchases of Class A common stock under our repurchase program initiated in fiscal 2010 and our quarterly dividend program initiated in fiscal 2015. Refer to Note 8 "Stockholders' Equity & Stock-Based Compensation" of our consolidated financial statements for a summary of dividend payments made under the program during fiscal 2019 and additional information regarding our stock repurchase program.
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $1.6 billion of stock repurchases under the program.
Quarterly Dividend Program. During the first quarter of fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. For fiscal 2019, quarterly dividends of $0.19 per share were paid on our Class A and Class B common stock to eligible stockholders of record.
Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (amounts displayed in thousands).
Operating Activities

	Fiscal Year Ended
	September 27, 2019	September 28, 2018
Net cash provided by operating activities	$327,674	$352,202
Net cash provided by operating activities decreased $24.5 million in fiscal 2019 compared to fiscal 2018, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	á	Fiscal 2018 results included a loss in Q1 due to impact of the Tax Act
Working Capital	â	Lower inflows due to increases in accounts receivable and contract assets
Deferred Income Taxes	â	Deferred tax asset increased due to additional tax benefit recognized from the repatriation transition tax recorded in fiscal 2018
Investing Activities

	Fiscal Year Ended
	September 27, 2019	September 28, 2018
Net cash provided by (used in) investing activities	$(56,229)	$78,086

Net cash used in investing activities was $134.3 million greater in fiscal 2019 compared to fiscal 2018, primarily due to the following:

Factor	Impact On Cash Flows
Purchase of Investments	á	Higher outflows for the purchase of marketable investment securities
Capital Expenditures	á	Higher expenditures for PP&E
Proceeds From Investments	â	Lower inflows from the sale & maturity of marketable investment securities
Financing Activities

	Fiscal Year Ended
	September 27, 2019	September 28, 2018
Net cash used in financing activities	$(385,281)	$(133,629)

Net cash used in financing activities increased $251.7 million in fiscal 2019 compared to fiscal 2018, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	â	Higher outflows from increases in common stock repurchases
Common Stock Issuance	â	Lower inflows from employee stock option exercises
Off-Balance Sheet Arrangements and Contractual Obligations
As of September 27, 2019, we did not engage in off-balance sheet financing arrangements other than operating leases for office space and computer equipment, and the following table presents a summary of our contractual obligations and commitments as of that date (in thousands):

	Payments Due By Fiscal Period
	1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Naming rights	$7,909	$16,116	$16,521	$70,344	$110,890
Operating leases	17,231	16,520	10,717	12,355	56,823
Purchase obligations	37,675	6,044	—	—	43,719
Donation commitments	4,243	282	282	1,059	5,866
Total	$67,058	$38,962	$27,520	$83,758	$217,298
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
Donation Commitments.    Our donation commitments relate to non-cancelable obligations to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California, and the Smithsonian Institution in Washington, DC. Our commitment to the Museum of the Academy of Motion Picture Arts and Sciences is for 15 years from its expected opening date in 2020, and the Smithsonian Institution is for the next 5 years. Both donation commitments consist of the installation of imaging and audio products in the theaters and providing maintenance services in exchange for various marketing, branding, and publicity benefits.
Unrecognized Tax Benefits.    As of September 27, 2019, we had an accrued liability for unrecognized tax benefits without interest, penalties, and related deferred tax assets, totaling $108.5 million. We are unable to estimate when any cash settlement with a taxing authority might occur and, therefore, have not reflected these anticipated future outflows in the table above.
For additional details regarding our contractual obligations, see Note 13 “Commitments & Contingencies” to our consolidated financial statements.
Indemnification Clauses
We are party to certain contractual agreements under which we have agreed to provide indemnification of varying scope and duration to the other party relating to our licensed IP. Historically, we have not made any payments for these indemnification obligations and no amounts have been accrued in our consolidated financial statements with respect to these obligations. Since the terms and conditions of the indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. In addition, we have entered into indemnification agreements with our officers, directors, and certain employees, and our certificate of incorporation and bylaws contain similar indemnification obligations. For additional details regarding indemnification clauses within our contractual agreements, see Note 13 “Commitments & Contingencies” to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of September 27, 2019, we had cash and cash equivalents of $797.2 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $298.7 million, which consisted primarily of municipal debt securities, corporate bonds, government bonds, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At September 27, 2019, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately sixteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of September 27, 2019, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $3.8 million and $1.9 million, respectively.
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

In fiscal 2019, we implemented a cash flow hedge program using forward currency contracts to reduce the impact of currency volatility on U.S. dollar operating expenses and margins. The effective portions of cash flow hedges are recorded at fair value with changes in the fair value as a component in AOCI, until the hedged item is recognized in earnings. Amounts in AOCI are expected to be released to the same line item in the consolidated statements of operations concurrently with the hedged costs, within the next twelve months.
We also enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure and selected anticipated expenses. The contracts hedging receivables and payables are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. The contracts hedging foreign currency denominated operating expenses are carried at fair value with changes in the fair value recorded to other comprehensive income until the hedged expenses are reported in our consolidated statements of operations. As of September 27, 2019 and September 28, 2018, the outstanding derivative instruments had maturities of equal to or less than 12 months, and the total notional amounts of outstanding contracts were $29.0 million and $25.1 million, respectively.
For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.

A sensitivity analysis was performed on all of our foreign currency forward contracts as of September 27, 2019. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $0.1 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $0.1 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dolby Laboratories, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries (the Company) as of September 27, 2019 and September 28, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 27, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 27, 2019 and September 28, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended September 27, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers due to the adoption of FASB Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted Topic 606 using the full retrospective approach.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the (consolidated) financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the (consolidated) financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the (consolidated) financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of revenue estimate related to sales-based licensing arrangements
As discussed in Notes 2 and 3 to the consolidated financial statements, revenue is derived principally from the licensing of technologies and patents to various types of licensees. The Company recognized total licensing revenue of $1.11 billion for the year ended September 27, 2019. The Company estimates and records sales-based licensing revenue from its licensees’ shipments in the same period in which those shipments occur. After receiving the royalty statements from the licensees, which is generally in the quarter after those shipments have occurred, the Company will record an adjustment based on the difference between the estimated and actual sales-based licensing revenue.
We identified the assessment of the revenue estimate related to the Company’s sales-based licensing arrangements as a critical audit matter. Auditor judgment was required to evaluate the Company’s estimation of sales-based licensing revenue, which included the Company’s use of historical data, industry estimates of expected shipments, market penetration, and average sale prices.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s sales-based licensing revenue estimation process, including controls over (1) the review of historical data, (2) third-party industry expectations for shipments of units, (3) the estimated percentage of market penetration, and (4) estimated average sales prices. We tested the Company’s process to develop the sales-based licensing revenue estimate. Specifically, we evaluated the sources of the historical data and assumptions that the Company used by considering their relevance and reliability. We performed sensitivity analyses over key assumptions to assess the impact on the sales-based licensing revenue estimate of reasonably possible changes to the assumptions. In addition, we compared the Company’s historical sales-based licensing revenue estimates to actual sales-based licensing royalties received from licensees during the year, to assess the Company’s ability to accurately estimate.

We have served as the Company’s auditor since 2002.

/s/ KPMG LLP
San Francisco, California
November 22, 2019

DOLBY LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 27, 2019	September 28, 2018 (as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$797,210	$918,063
Restricted cash	8,383	7,187
Short-term investments	119,146	178,138
Accounts receivable, net of allowance for doubtful accounts of $9,775 and $5,258	189,115	166,133
Contract assets	195,651	165,959
Inventories, net	32,331	26,206
Prepaid expenses and other current assets	39,704	34,890
Total current assets	1,381,540	1,496,576
Long-term investments	179,587	187,782
Property, plant and equipment, net	537,432	514,182
Intangible assets, net	180,891	184,019
Goodwill	334,829	327,982
Deferred taxes	114,075	74,766
Other non-current assets	93,395	80,080
Total assets	$2,821,749	$2,865,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,212	$21,922
Accrued liabilities	268,144	243,128
Income taxes payable	3,506	2,680
Contract liabilities	19,991	17,468
Total current liabilities	306,853	285,198
Non-current contract liabilities	24,404	25,887
Other non-current liabilities	177,462	183,799
Total liabilities	508,719	494,884

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 63,911,270 shares issued and outstanding at September 27, 2019 and 63,978,752 at September 28, 2018	58	61
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,229,820 shares issued and outstanding at September 27, 2019 and 39,261,035 at September 28, 2018	41	41
Additional paid-in capital	—	66,127
Retained earnings	2,327,877	2,313,539
Accumulated other comprehensive (loss)	(20,625)	(15,832)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,307,351	2,363,936
Controlling interest	5,679	6,567
Total stockholders’ equity	2,313,030	2,370,503
Total liabilities and stockholders’ equity	$2,821,749	$2,865,387

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 27, 2019	September 28, 2018 (as adjusted)	September 29, 2017 (as adjusted)
Revenue:
Licensing	$1,107,280	$940,777	$965,864
Products and services	134,340	113,823	114,313
Total revenue	1,241,620	1,054,600	1,080,177

Cost of revenue:
Cost of licensing	57,531	42,583	39,329
Cost of products and services	103,323	84,979	79,200
Total cost of revenue	160,854	127,562	118,529

Gross margin	1,080,766	927,038	961,648

Operating expenses:
Research and development	237,871	236,794	233,312
Sales and marketing	343,835	309,762	296,661
General and administrative	205,425	197,423	171,686
Restructuring charges/(credits)	36,558	(446)	12,856
Total operating expenses	823,689	743,533	714,515

Operating income	257,077	183,505	247,133

Other income/expense:
Interest income	24,919	18,970	9,577
Interest expense	(170)	(198)	(127)
Other income/(expense), net	481	(5,903)	(1,438)
Total other income	25,230	12,869	8,012

Income before income taxes	282,307	196,374	255,145
Provision for income taxes	(26,802)	(154,069)	(48,039)
Net income including controlling interest	255,505	42,305	207,106
Less: net (income) attributable to controlling interest	(354)	(559)	(625)
Net income attributable to Dolby Laboratories, Inc.	$255,151	$41,746	$206,481

Net income per share:
Basic	$2.51	$0.40	$2.03
Diluted	$2.44	$0.39	$2.00
Weighted-average shares outstanding:
Basic	101,629	103,377	101,784
Diluted	104,572	106,978	103,286

Related party rent expense and restructuring charges:
Included in operating expenses	$16,360	$3,483	$3,142
Included in net income attributable to controlling interest	$572	$712	$702

Cash dividend declared per common share	$0.79	$0.67	$0.58
Cash dividend paid per common share	$0.76	$0.64	$0.56

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	September 27, 2019	September 28, 2018 (as adjusted)	September 29, 2017 (as adjusted)
Net income including controlling interest	$255,505	$42,305	$207,106
Other comprehensive income:
Currency translation adjustments, net of tax of ($439), $106, and $(621)	(10,166)	(5,578)	3,653
Unrealized gains/(losses) on investments, net of tax of $58, $89, and $38	5,146	(2,571)	(1,119)
Total other comprehensive income/(loss), net of tax	(5,020)	(8,149)	2,534

Total comprehensive income	250,485	34,156	209,640
Less: comprehensive (income) attributable to controlling interest	(127)	(489)	(715)
Comprehensive income attributable to Dolby Laboratories, Inc.	$250,358	$33,667	$208,925

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Dolby Laboratories, Inc.
	Class A		Class B		APIC	Retained Earnings	AOCI	Total Stockholders’ Equity	Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at September 30, 2016 (as adjusted) (1)	57,018	$57	44,404	$44	$42,032	$2,188,526	$(10,197)	$2,220,462	$8,479	$2,228,941
Net income	—	—	—	—	—	206,481		206,481	625	207,106
Other comprehensive income, net of tax	—	—	—	—	—	—	2,444	2,444	90	2,534
Distributions to controlling interest	—	—	—	—	—	—	—	—	(2,094)	(2,094)
Stock-based compensation expense	—	—	—	—	65,343	—	—	65,343	—	65,343
Repurchase of common stock	(2,025)	(2)	—	—	(99,998)	—	—	(100,000)	—	(100,000)
Cash dividends declared and paid on common stock	—	—	—	—	—	(57,059)	—	(57,059)	—	(57,059)
Tax benefit from employee stock plans	—	—	—	—	1,634	—	—	1,634	—	1,634
Common stock issued under employee stock plans	3,138	2	—	—	69,996	—	—	69,998	—	69,998
Tax withholdings on vesting of restricted stock	(379)	—	—	—	(17,676)	—	—	(17,676)	—	(17,676)
Common stock transfers - Class B to Class A	1,530	1	(1,530)	(1)	—	—	—	—	—	—
Balance at September 29, 2017 (as adjusted)	59,282	58	42,874	43	61,331	2,337,948	(7,753)	2,391,627	7,100	2,398,727
Net income	—	—	—	—	—	41,746	—	41,746	559	42,305
Other comprehensive income, net of tax	—	—	—	—	—	—	(8,079)	(8,079)	(70)	(8,149)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(1,022)	(1,022)
Stock-based compensation expense	—	—	—	—	71,249	—	—	71,249	—	71,249
Repurchase of common stock	(2,381)	(2)	—	—	(150,468)	—	—	(150,470)	—	(150,470)
Cash dividends declared and paid on common stock	—	—	—	—	—	(66,155)	—	(66,155)	—	(66,155)
Tax benefit from employee stock plans	—	—	—	—	—	—	—	—	—	—
Common stock issued under employee stock plans	3,823	3	—	—	106,159	—	—	106,162	—	106,162
Tax withholdings on vesting of restricted stock	(358)	—	—	—	(22,144)	—	—	(22,144)	—	(22,144)
Common stock transfers - Class B to Class A	3,613	2	(3,613)	(2)	—	—	—	—	—	—
Balance at September 28, 2018 (as adjusted)	63,979	61	39,261	41	66,127	2,313,539	(15,832)	2,363,936	6,567	2,370,503
Net income	—	—	—	—	—	255,151	—	255,151	354	255,505
Other comprehensive income, net of tax	—	—	—	—	—	—	(4,793)	(4,793)	(227)	(5,020)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(1,015)	(1,015)
Stock-based compensation expense	—	—	—	—	76,580	—	—	76,580	—	76,580
Repurchase of common stock	(5,268)	(4)	—	—	(177,264)	(163,317)	—	(340,585)	—	(340,585)
Cash dividends declared and paid on common stock	—	—	—	—	—	(77,496)	—	(77,496)	—	(77,496)
Tax benefit from employee stock plans	—	—	—	—	—	—	—	—	—	—
Common stock issued under employee stock plans	2,514	1	—	—	57,345	—	—	57,346	—	57,346
Tax withholdings on vesting of restricted stock	(345)	—	—	—	(22,788)	—	—	(22,788)	—	(22,788)
Common stock transfers - Class B to Class A	3,031	—	(3,031)	—	—	—	—	—	—	—
Balance at September 27, 2019	63,911	$58	36,230	$41	$—	$2,327,877	$(20,625)	$2,307,351	$5,679	$2,313,030

(1)	The cumulative effect of the adoption of ASU 2014-09, Revenue from Contracts with Customers ("ASC 606") resulted in an adjustment to retained earnings of $250.2 million as of September 30, 2016.

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	September 27, 2019	September 28, 2018 (as adjusted)	September 29, 2017 (as adjusted)
Operating activities:
Net income including controlling interest	$255,505	$42,305	$207,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,123	81,283	84,308
Stock-based compensation	76,580	71,249	65,343
Amortization of premium on investments	358	2,473	2,758
Provision for doubtful accounts	4,523	2,413	924
Deferred income taxes	(40,191)	61,059	(35,046)
Restructuring charge for exit of leased facility	33,251	—	—
Other non-cash items affecting net income	6,952	7,570	2,886
Changes in operating assets and liabilities:
Accounts receivable, net	(27,492)	100,129	(56,559)
Contract assets	(29,708)	(2,502)	(5,519)
Inventories	(16,098)	(6,602)	(11,922)
Prepaid expenses and other assets	(6,200)	(52,485)	(12,302)
Accounts payable and accrued liabilities	169	(29,019)	103,505
Income taxes, net	(2,186)	39,738	26,950
Contract liabilities	1,084	(59)	4,980
Other non-current liabilities	(13,996)	34,650	381
Net cash provided by operating activities	327,674	352,202	377,793

Investing activities:
Purchases of investment securities	(265,361)	(174,195)	(289,530)
Proceeds from sales of investment securities	200,636	123,058	84,047
Proceeds from maturities of investment securities	136,951	237,432	152,324
Purchases of property, plant, and equipment	(96,281)	(72,814)	(99,617)
Payments for business acquisitions, net of cash acquired	(14,919)	(22,852)	—
Purchase of intangible assets	(17,255)	(12,543)	(5,250)
Net cash provided by/(used in) investing activities	(56,229)	78,086	(158,026)

Financing activities:
Proceeds from issuance of common stock	57,346	106,162	69,998
Repurchase of common stock	(340,585)	(150,470)	(100,000)
Payment of cash dividend	(77,496)	(66,155)	(57,059)
Distribution to controlling interest	(1,015)	(1,022)	(2,094)
Shares repurchased for tax withholdings on vesting of restricted stock	(22,788)	(22,144)	(17,676)
Payment of deferred consideration for prior business combination	(743)	—	—
Net cash used in financing activities	(385,281)	(133,629)	(106,831)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(5,821)	(5,777)	1,675
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(119,657)	290,882	114,611
Cash, cash equivalents, and restricted cash at beginning of period	925,250	634,368	519,757
Cash, cash equivalents, and restricted cash at end of period	$805,593	$925,250	$634,368

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$59,722	$60,875	$56,760

Non-cash investing and financing activities:
Property, plant, and equipment purchased and unpaid at period-end	$(324)	$7,990	$(9,613)
Purchase consideration payable for acquisition	$1,700	$3,750	$—
Purchase consideration payable for intangibles	$1,881	$200	$—

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
Use of Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. Actual results could differ from our estimates. Significant items subject to such estimates and assumptions include:

•	Estimates of sales-based royalty revenue that has not been reported by our licensees at period end

•	Estimation of variable consideration from our customers

•	Estimated standalone selling prices of distinct performance obligations in an customer contract

•	Valuation allowances for accounts receivable

•	Carrying values of inventories and certain PP&E, goodwill, and intangible assets

•	Fair values of investments

•	Accrued liabilities, including liabilities for unrecognized tax benefits

•	Deferred income tax assets and liabilities

•	Stock-based compensation
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include the 52 week periods ended September 27, 2019 (fiscal 2019), September 28, 2018 (fiscal 2018), and September 29, 2017 (fiscal 2017).
Reclassifications
We have reclassified certain prior period amounts within our consolidated financial statements and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, operating cash flows or net income.

2. Summary of Significant Accounting Policies
Concentration of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments, and accounts receivable. Our investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. All our securities are held in custody by a recognized financial institution. Our policy limits the amount of credit exposure to a maximum of 5% to any one issuer, except for the U.S. Treasury, and we believe no significant concentration risk exists with respect to these investments. The majority of our licensing revenue is generated from customers outside of the U.S. We manage this risk by performing regular evaluations of the creditworthiness of our licensing customers. In fiscal 2019, 2018, and 2017, we did not have any individual customers whose revenue exceeded 10% of our total revenue.
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
Allowance for Doubtful Accounts
We maintain a provision for estimated losses on receivables resulting from our customers' inability to make required payments. In determining the provision, we evaluate the collectability of our accounts receivable based upon a variety of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for doubtful accounts based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates.
Inventories
Inventories are accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. We evaluate our ending inventories for estimated excess quantities and obsolescence. Our evaluation includes the analysis of future sales demand by product within specific time horizons. Inventories in excess of projected future demand are written down to their net realizable value. In addition, we assess the impact of changing technology on our inventory balances and write-off inventories that are considered obsolete. Write-downs and write-offs of inventory are recorded as a cost of products in our consolidated statements of operations. We classify inventory that we do not expect to sell within twelve months as other non-current assets in our consolidated balance sheets.
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
For fiscal 2019, we completed our annual goodwill impairment assessment in the fiscal quarter ended June 29, 2019. We determined in our qualitative review that it is more likely than not that the fair value of our reporting unit is substantially in excess of the respective carrying amount. Accordingly, there was no impairment, and the "Step One" goodwill impairment test was not required. We did not incur any goodwill impairment losses in any of the periods presented.
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
For additional financial information and a summary our accounting policy, refer to Note 3. "Revenue Recognition" to our consolidated financial statements.

Cost of Revenue
Cost of licensing.  Cost of licensing primarily consists of amortization expenses associated with purchased intangible assets and intangible assets acquired in business combinations. Cost of licensing also includes IP royalty obligations to third parties, depreciation of our Dolby Cinema equipment provided under operating leases in collaborative arrangements, and direct fees incurred.
Cost of products and services.  Cost of products primarily consists of the cost of materials related to products sold, applied labor, and manufacturing overhead. Our cost of products also includes third party royalty obligations paid to license IP that we include in our products. Cost of services primarily consists of the personnel and personnel-related costs of employees performing our professional services, and those of outside consultants, and reimbursable expenses incurred on behalf of customers.
Stock-Based Compensation
We measure expenses associated with all employee stock-based compensation awards using a fair-value method and record such expense in our consolidated financial statements on a straight-line basis over the requisite service period.
Advertising and Promotional Costs
Advertising and promotional costs are charged to S&M expense as incurred. Our advertising and promotional costs were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Advertising and promotional costs	$49,118	$49,519	$47,402

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

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Foreign currency transaction (losses)	$(260)	$(823)	$(74)

Foreign Currency Exchange Risk.  In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income/(expense), net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 27, 2019 and September 28, 2018, the outstanding derivative instruments had maturities of equal to or less than 31 days and 31 days, respectively, and the total notional amounts of outstanding contracts were $29.0 million and $25.1 million, respectively. The fair values of these contracts were nominal as of September 27, 2019 and September 28, 2018, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets.

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
We adjusted our consolidated financial statements from amounts previously reported to reflect the adoption of the new standard. Select condensed consolidated statement of income line items, which reflect the adoption of the new standard, are as follows (in thousands, except per share data):

	Fiscal Year-To-Date Ended
	September 28, 2018 (as previously reported)	Effect of Adopting ASC 606	September 28, 2018 (as adjusted)
Revenue	$1,171,924	$(117,324)	$1,054,600
Gross margin	1,043,664	(116,626)	927,038
Provision for income taxes	(190,062)	35,993	(154,069)
Net income attributable to Dolby Laboratories, Inc.	122,246	(80,500)	41,746
Diluted earnings per share	$1.14	$(0.75)	$0.39

Select consolidated balance sheet line items, which reflect the adoption of the new standard, are as follows (in thousands):

	September 28, 2018 (as previously reported)	Effect of Adopting ASC 606	September 28, 2018 (as adjusted)
ASSETS
Accounts receivable, net	$137,151	$28,982	$166,133
Contract assets	—	165,959	165,959
Prepaid expenses and other current assets	35,209	(319)	34,890
Deferred taxes	101,070	(26,304)	74,766
Other non-current assets	42,280	37,800	80,080
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued liabilities	223,594	19,534	243,128
Contract liabilities	23,931	(6,463)	17,468
Non-current contract liabilities	40,064	(14,177)	25,887
Other non-current liabilities	150,960	32,839	183,799
Retained earnings	2,139,154	174,385	2,313,539
Select consolidated statement of cash flows line items, which reflect the adoption of the new standard, are as follows (in thousands):

	Fiscal Year-to-Date Ended
	September 28, 2018 (as previously reported)¹	Effect of Adopting ASC 606	September 28, 2018 (as adjusted)
Operating activities:
Net income including controlling interest	$122,805	$(80,500)	$42,305
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,507	(94)	2,413
Deferred income taxes	89,934	(28,875)	61,059
Changes in operating assets and liabilities:
Accounts receivable	(65,723)	165,852	100,129
Contract assets	—	(2,502)	(2,502)
Prepaid expenses and other assets	(14,895)	(37,590)	(52,485)
Accounts payable and other liabilities	15,690	(44,709)	(29,019)
Contract liabilities	4,362	(4,421)	(59)
Other non-current liabilities	1,811	32,839	34,650
Net cash provided by operating activities	352,202	—	352,202
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
Restricted Cash.  During the first quarter of fiscal 2019, we adopted ASU 2016-18, Restricted Cash - a consensus of the FASB Emerging Issues Task Force, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted the new guidance using the retrospective transition approach. The reclassified restricted cash balances from investing activities to changes in cash, cash equivalents, and restricted cash on the consolidated statements of cash flows were not material for all periods presented. The adjusted consolidated statement of cash flows for the prior comparative period has been reclassified as a result of the adoption of the new standard.
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
Standards Not Yet Adopted
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
We will adopt the new standard using the modified retrospective transition method, thereby recognizing the cumulative effect of initially applying Topic 842 as an adjustment to opening retained earnings on the adoption date, without revising the balances in comparative periods. We have evaluated the impact of Topic 842, and upon adoption, we will recognize a lease liability and right-of-use asset for each of our existing lease arrangements, which we anticipate to be material on our consolidated balance sheet. Adoption of the standard will not have a material impact on our consolidated income statement or our consolidated statement of cash flow.
We plan to elect to utilize the transition guidance within the new standard which allows us to retain the historical lease classification and initial direct costs for any leases that exist prior to adoption of the standard. All new leases executed subsequent to adoption will be evaluated, and accounted for under Topic 842. ASU 2016-02 is effective for Dolby beginning September 28, 2019. We are still completing our assessment of the remaining lease term of our existing leases, assessing the completeness of our population of leases, and finalizing our determination of the discount rate used to calculate the right of use asset and lease liability.
Income Taxes: Comprehensive Income. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires entities to provide certain disclosures regarding stranded tax effects. The ASU is effective for Dolby beginning September 28, 2019. We do not believe that this standard will have a material impact on our consolidated financial statements.
Collaborative Arrangements. In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This standard will be effective for Dolby beginning September 26, 2020, and we do not currently plan to early adopt. We do not believe that this standard will have a material impact on our consolidated financial statements.
Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments, including trade receivables, contract assets, and lease receivables. This standard will be effective for Dolby beginning September 26, 2020, and we do not currently plan to early adopt. We do not believe that this standard will have a material impact on our consolidated financial statements.

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

With the exception of our sales-based royalties, we evaluate whether a significant financing component exists when we recognize revenue in advance of customer payments that occur over time. For example, some of our licensing arrangements include payment terms greater than one year from when we transfer control of our IP to a licensee and the receipt of the final payment for that IP. If a significant financing component exists, we classify a portion of the transaction price as interest income, instead of recognizing all of the transaction price as revenue. We do not adjust the transaction price for the effects of financing if, at contract inception, the period between the transfer of control to a customer and final payment is expected to be one year or less.

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
Sales-based licensing fees.   In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties at the later of when the sales occur based on our estimates or the completion of our performance obligations. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the fourth quarter of fiscal 2019, we recorded a favorable adjustment of approximately $9 million, which was primarily related to January through March shipments and largely based on actual royalty statements received from licensees.
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
Collaborative Arrangements.   We collaborate with established cinema exhibitors to offer Dolby Cinema, a branded premium cinema offering for movie audiences. Under such collaborations, Dolby and the exhibitor are both active participants, and share the risks and rewards associated with the business. Accordingly, these collaborations are governed by revenue sharing arrangements under which Dolby receives revenue based on monthly box office reports from exhibitors in exchange for the use of our imaging and sound technologies, our proprietary designs and trademarks as well as for the use of our equipment at the exhibitor’s venue. The use of our equipment meets the definition of a lease, and for the related portion of Dolby's share of revenue, we apply ASC 840, Leases, and recognize revenue based on monthly box office reports from exhibitors. Our revenue share is recognized as licensing revenue in our consolidated statements of operations.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. On September 27, 2019, we had $41.8 million of remaining performance obligations, 45% of which we expect to recognize as revenue in fiscal 2020, 20% in fiscal 2021, and the balance of 35% in fiscal years beyond 2022.

F.	Disaggregation of revenue
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Year-To-Date Ended
	September 27, 2019		September 28, 2018
Revenue			(as adjusted)
Licensing	$1,107,280	89%	$940,777	89%
Products and services	134,340	11%	113,823	11%
Total revenue	$1,241,620	100%	$1,054,600	100%

The following table presents the composition of our licensing revenue for all periods presented:

	Fiscal Year-To-Date Ended
	September 27, 2019		September 28, 2018
Revenue By Market			(as adjusted)
Broadcast	$474,147	43%	$385,705	41%
Mobile	193,052	17%	148,356	16%
CE	154,399	14%	144,132	15%
PC	113,597	10%	106,765	11%
Other	172,085	16%	155,819	17%
Total licensing revenue	$1,107,280	100%	$940,777	100%

We license our technologies in approximately 60 countries, and our licensees distribute products that incorporate our technologies throughout the world. As shown in the table below, we generate the majority of our revenue from outside the United States. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters, products revenue is based on the destination to which we ship our products, and services revenue is based on the location where services are performed.

	Fiscal Year-To-Date Ended
	September 27, 2019		September 28, 2018
Revenue By Geographic Location			(as adjusted)
United States	$449,203	36%	$353,235	33%
International	792,417	64%	701,365	67%
Total revenue	$1,241,620	100%	$1,054,600	100%

G.	Contract balances
Our contract assets represent rights to consideration from licensees for the use of our IP that we have estimated in a given quarter in the absence of receiving actual royalty statements from licensees. These estimates reflect our best judgment at that time, and are developed using a number of inputs, including historical data, industry estimates of expected shipments, anticipated sales price and performance, and third-party data supporting the percentage of markets using our technologies. In the event that our estimates differ from actual amounts reported, we record an adjustment in the quarter in which the report is received which is typically the quarter following our estimate. Actual amounts reported are typically paid within sixty days following the end of the quarter of shipment. The main drivers for change in the contract assets account are variances in quarterly estimates, and to a lesser degree, timing of receipt of actual royalty statements.
Our contract liabilities consist of advance payments and billings in advance of performance, deferred revenue that is typically satisfied within one year, and deferred interest where we have significant financing. The non-current portion of contract liabilities is separately disclosed in our consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In the fourth quarter of fiscal 2019, we recognized $6.6 million from prior period deferred revenue and deferred interest from arrangements which include a significant financing component.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented:

	September 27, 2019	September 28, 2018	Change ($)	Change (%)
		(as adjusted)
Accounts receivable, net	$189,115	$166,133	$22,982	14%
Contract assets	195,651	165,959	29,692	18%
Other non-current assets	93,395	80,080	13,315	17%
Contract liabilities - current	19,991	17,468	2,523	14%
Contract liabilities - non-current	24,404	25,887	(1,483)	(6)%
Other non-current liabilities	177,462	183,799	(6,337)	(3)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of September 27, 2019 and September 28, 2018 (amounts displayed in thousands).
Accounts Receivable

Accounts Receivable, Net	September 27, 2019	September 28, 2018 (as adjusted)
Trade accounts receivable	$151,996	$108,929
Accounts receivable from patent administration program licensees	46,894	62,462
Accounts receivable, gross	198,890	171,391
Less: allowance for doubtful accounts	(9,775)	(5,258)
Total	$189,115	$166,133

Trade accounts receivable includes unbilled accounts receivable balances of $57.2 million as of September 27, 2019 related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to their patent administration programs.

Allowance for Doubtful Accounts	Beginning Balance	Charged to G&A	Deductions	Ending Balance
For fiscal year ended:
September 29, 2017	$2,370	$924	$(327)	$2,967
September 28, 2018 (as adjusted)	2,967	2,413	(122)	5,258
September 27, 2019	5,258	4,523	(6)	9,775

Inventories

Inventories	September 27, 2019	September 28, 2018
Raw materials	$8,031	$6,095
Work in process	4,872	4,044
Finished goods	19,428	16,067
Total	$32,331	$26,206

Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $3.0 million and $2.6 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of September 27, 2019 and September 28, 2018, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.

Prepaid Expenses And Other Current Assets

Prepaid Expenses And Other Current Assets	September 27, 2019	September 28, 2018 (as adjusted)
Prepaid expenses	$17,997	$18,508
Other current assets	20,924	13,946
Income tax receivable	783	2,436
Total	$39,704	$34,890

As of September 27, 2019, other current assets include the carrying value of $2.2 million of land and building that are currently held for sale. Management has committed to a plan to sell the property. Based on current estimated selling prices in the market, we have determined that no indicators of potential impairment exist.
Accrued Liabilities

Accrued Liabilities	September 27, 2019	September 28, 2018 (as adjusted)
Accrued royalties	$2,957	$2,648
Amounts payable to patent administration program partners	58,899	69,061
Accrued compensation and benefits	78,716	84,491
Accrued professional fees	19,216	9,749
Unpaid PP&E additions	15,332	13,956
Other accrued liabilities	93,024	63,223
Total	$268,144	$243,128

Other Non-Current Liabilities

Other Non-Current Liabilities	September 27, 2019	September 28, 2018 (as adjusted)
Supplemental retirement plan obligations	$3,466	$3,388
Non-current tax liabilities (1)	136,323	129,253
Other liabilities	37,673	51,158
Total	$177,462	$183,799
(1)    Refer to Note 11 “Income Taxes” for additional information related to tax liabilities.

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

	September 27, 2019
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$680,287	$—	$—	$680,287	$680,287	$—	$—
Cash equivalents:
Corporate bonds	1,000	—	—	1,000	—	1,000	—
Money market funds	115,270	—	—	115,270	115,270	—	—
Government bonds	653	—	—	653	653	—	—
Cash and cash equivalents	797,210	—	—	797,210	796,210	1,000	—

Short-term investments:
Certificate of deposit	1,265	1	—	1,266	—	1,266	—
U.S. agency securities	10,973	8	(9)	10,972	—	10,972	—
Government bonds	8,381	11	(1)	8,391	5,784	2,607	—
Commercial paper	6,347	9	—	6,356	—	6,356	—
Corporate bonds	76,802	172	(34)	76,940	—	76,940	—
Municipal debt securities	15,210	18	(7)	15,221	—	15,221	—
Short-term investments	118,978	219	(51)	119,146	5,784	113,362	—

Long-term investments:
Asset backed securities	400	2	—	402	—	402	—
U.S. agency securities	7,102	146	—	7,248	—	7,248	—
Government bonds	23,563	187	—	23,750	19,670	4,080	—
Corporate bonds	134,360	1,700	—	136,060	—	136,060	—
Municipal debt securities	10,315	87	(6)	10,396	—	10,396	—
Other long-term investments (1)	1,731	—	—	1,731	—	—	—
Long-term investments	177,471	2,122	(6)	179,587	19,670	158,186	—

Total cash, cash equivalents, and investments	$1,093,659	$2,341	$(57)	$1,095,943	$821,664	$272,548	$—

Investments held in supplemental retirement plan:
Assets	3,564	—	—	3,564	3,564	—	—
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	3,564	—	—	3,564	3,564	—	—
Included in accrued liabilities & other non-current liabilities

Currency derivatives as hedge instruments:
Assets	—	—	—	—	—	—	—
Included in other current assets
Liabilities	—	—	(242)	(242)	—	(242)	—
Included in other accrued expenses

(1)	Other long-term investments as of September 27, 2019 includes an investment that is not carried at fair value including an equity method investment of $1.7 million.

	September 28, 2018
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$905,660	$—	$—	$905,660	$905,660	$—	$—
Cash equivalents:
Commercial paper	5,058	—	—	5,058	—	5,058	—
Corporate bonds	1,005	—	—	1,005	—	1,005	—
Money market funds	3,301	—	—	3,301	3,301	—	—
Municipal debt securities	545	—	(1)	544	—	544	—
Government bonds	2,495	—	—	2,495	2,495	—	—
Cash and cash equivalents	918,064	—	(1)	918,063	911,456	6,607	—

Short-term investments:
Certificate of deposit	12,875	14	—	12,889	—	12,889	—
U.S. agency securities	11,997	—	(135)	11,862	—	11,862	—
Government bonds	7,970	—	(15)	7,955	7,955	—	—
Commercial paper	4,276	—	—	4,276	—	4,276	—
Corporate bonds	111,245	50	(494)	110,801	—	110,801	—
Municipal debt securities	30,475	—	(120)	30,355	—	30,355	—
Short-term investments	178,838	64	(764)	178,138	7,955	170,183	—

Long-term investments:
U.S. agency securities	9,791	—	(166)	9,625	—	9,625	—
Government bonds	15,966	—	(317)	15,649	15,649	—	—
Corporate bonds	146,561	33	(1,810)	144,784	—	144,784	—
Municipal debt securities	17,235	—	(112)	17,123	—	17,123	—
Other long-term investments (1)	355	246	—	601	246	—	—
Long-term investments	189,908	279	(2,405)	187,782	15,895	171,532	—

Total cash, cash equivalents, and investments	$1,286,810	$343	$(3,170)	$1,283,983	$935,306	$348,322	$—

Investments held in supplemental retirement plan:
Assets	3,486	—	—	3,486	3,486	—	—
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	3,486	—	—	3,486	3,486	—	—
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
The following table describes the valuation techniques and inputs applicable to each class of security held within our investment portfolio as of September 27, 2019:

Asset Type	Primary Source	Update Frequency	Fair Value Methodology	Secondary Source

Level 1
Money Market Funds	ICE (Intercontinental Exchange)	Daily	$1 per share	Not Applicable
U.S. Government Bonds	ICE (Intercontinental Exchange)	Daily	Institutional Bond Quotes - evaluations based on various market and industry inputs	Bloomberg

Level 2
Certificates of Deposit	ICE (Intercontinental Exchange)	Monthly	Market Prices	Bloomberg
Commercial Paper	U.S. Bank Pricing Unit	Daily	Matrix Pricing	Not Applicable
Corporate Bonds	ICE (Intercontinental Exchange)	Daily	Institutional Bond Quotes - evaluations based on various market and industry inputs	Bloomberg
Municipal Debt Securities	ICE (Intercontinental Exchange)	Daily	Evaluations based on various market and industry inputs	Bloomberg
U.S. Agency Securities	ICE (Intercontinental Exchange)	Daily	Institutional Bond Quotes - evaluations based on various market and industry inputs	Bloomberg
Int'l Government Bonds	ICE (Intercontinental Exchange) Extel Financial Ltd	Daily	Evaluations based on various market factors	Bloomberg

Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than-temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position as of September 27, 2019 and September 28, 2018 (in thousands):

	September 27, 2019				September 28, 2018
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$300	$—	$—	$—	$—	$—	$—	$—
U.S. agency securities	—	—	4,787	(9)	—	—	21,486	(302)
Government bonds	1,426	—	—	—	16,633	(332)	—	—
Commercial paper	—	—	—	—	5,737	(1)	—	—
Corporate bonds	7,647	(3)	27,078	(32)	143,051	(1,680)	52,162	(624)
Municipal debt securities	9,552	(13)	900	—	41,058	(191)	6,965	(41)
Total	$18,925	$(16)	$32,765	$(41)	$206,479	$(2,204)	$80,613	$(967)

Although we had certain securities that were in an unrealized loss position as of September 27, 2019, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at either September 27, 2019 or September 28, 2018 to represent an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.

Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of September 27, 2019 and September 28, 2018, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	September 27, 2019		September 28, 2018
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$238,186	$238,354	$191,241	$190,541
Due in 1 to 2 years	93,948	94,899	122,131	120,545
Due in 2 to 3 years	81,793	82,957	67,423	66,637
Total	$413,927	$416,210	$380,795	$377,723

6. Property, Plant, & Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products, cost of services, R&D, S&M, and G&A expenses in our consolidated statements of operations. Depreciation expense was $55.5 million, $54.8 million, and $53.4 million in fiscal 2019, 2018, and 2017, respectively.
As of September 27, 2019 and September 28, 2018, PP&E consisted of the following (in thousands):

Property, Plant, & Equipment	September 27, 2019	September 28, 2018
Land	$41,918	$43,342
Buildings and building improvements	282,924	283,474
Leasehold improvements	66,730	66,866
Machinery and equipment	128,525	111,603
Computer equipment and software	219,455	194,079
Furniture and fixtures	34,191	30,556
Equipment provided under operating leases	161,372	139,201
Construction-in-progress	19,616	7,342
Property, plant, and equipment, gross	954,731	876,463
Less: accumulated depreciation	(417,299)	(362,281)
Property, plant, & equipment, net	$537,432	$514,182

7. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 29, 2017	$311,087
Acquired goodwill	18,394
Translation adjustments	(1,499)
Balance at September 28, 2018	$327,982
Acquired goodwill	9,367
Translation adjustments	(2,520)
Balance at September 27, 2019	$334,829

Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization. Intangible assets subject to amortization consisted of the following (in thousands):

	September 27, 2019			September 28, 2018
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$338,075	$(176,867)	$161,208	$319,082	$(152,775)	$166,307
Customer relationships	64,728	(45,510)	19,218	58,342	(41,012)	17,330
Other intangibles	22,902	(22,437)	465	22,742	(22,360)	382
Total	$425,705	$(244,814)	$180,891	$400,166	$(216,147)	$184,019

During fiscal 2019 and 2018, we purchased various patents and developed technology for purchase consideration of $27.3 million and $21.0 million, and upon acquisition, these intangible assets had a weighted-average useful life of 7.9 years and 10.5 years, respectively. These acquisitions facilitate our R&D efforts, technologies and potential product offerings.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D and S&M expenses in our consolidated statements of operations. Amortization expense was $29.7 million, $26.5 million, and $30.9 million in fiscal 2019, 2018 and 2017, respectively. As of September 27, 2019, expected amortization expense of our intangible assets in future periods was as follows (in thousands):

Fiscal Year	Amortization Expense
2020	$31,064
2021	30,825
2022	28,582
2023	23,646
2024	21,725
Thereafter	45,049
Total	$180,891

8. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At September 27, 2019, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At September 27, 2019, we had 63,911,270 shares of Class A common stock and 36,229,820 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
On December 15, 2018, we granted PSOs to our executive officers exercisable for an aggregate of 241,100 shares at the target award amount, which would be exercisable up to an aggregate of 301,375 shares at 125% of the target award amount. On December 15, 2017, we granted PSOs to our executive officers exercisable for an aggregate of 264,000 shares at the target award amount, which would be exercisable up to an aggregate of 330,000 shares at 125% of the target award amount. On December 15, 2016, we granted PSOs to our executive officers exercisable for an aggregate of 276,199 shares at the target award amount, which would be exercisable for an aggregate of up to 345,248 shares at 125% of the target award amount. On December 15, 2015, we granted PSOs to our executive officers, which vested in December 2018 at 125% of the target award amount, for an aggregate of 334,623 shares. As of September 27, 2019, PSOs which would be exercisable for an aggregate of 758,299 shares at the target award amount (1,193,737 shares at 125% of the target award amount) were outstanding.
The following table summarizes information about stock options issued under our 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 28, 2018	7,365	$43.51
Grants	1,253	64.61
Exercises	(1,177)	36.17
Forfeitures and cancellations	(240)	54.24
Options outstanding at September 27, 2019	7,201	48.03	6.3	$114,500

Options vested and expected to vest at September 27, 2019	6,921	47.43	6.2	114,091

Options exercisable at September 27, 2019	4,355	$41.18	5.4	98,496

(1)	Aggregate intrinsic value is based on the closing price of our Class A common stock on September 27, 2019 of $63.79 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria, although no such awards had been granted as of September 27, 2019. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our Class A common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.

The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 28, 2018	2,806	$51.62
Granted	1,348	64.97
Vested	(1,062)	48.08
Forfeitures	(287)	56.83
Non-vested at September 27, 2019	2,805	$58.84

The fair value as of the respective vesting dates of RSUs were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Restricted stock units - vest date fair value	$69,956	$64,755	$51,985

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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Expected term (in years)	4.90	5.06	5.13
Risk-free interest rate	2.7%	2.2%	2.1%
Expected stock price volatility	22.9%	22.6%	27.4%
Dividend yield	1.1%	1.1%	1.1%

The following table summarizes the weighted-average fair value (per share) of stock options granted and the total intrinsic value of stock options exercised (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Stock options granted - weighted-average grant date fair value	$14.16	$13.19	$11.39
Stock options exercised - intrinsic value	33,226	63,973	28,544

Stock-Based Compensation Expense
Stock-based compensation expense for equity awards granted to employees is determined by estimating their fair value on the date of grant, and recognizing that value as an expense on a straight-line basis over the requisite service period in which our employees earn the awards. Compensation expense related to these equity awards is recognized net of estimated forfeitures, which reduce the expense recorded in the consolidated statements of operations. The selection of applicable estimated forfeiture rates is based on an evaluation of trends in our historical forfeiture data with consideration for other potential driving factors. If in subsequent periods actual forfeitures significantly differ from our initial estimates, we will revise such estimates accordingly. The estimated annual forfeiture rates used for awards granted were 9.78%, 9.91% and 10.16% in fiscal 2019, 2018, and 2017, respectively.
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Stock options	$17,742	$21,083	$18,630
Restricted stock units	54,650	46,162	43,171
Employee stock purchase plan	4,188	4,004	3,542
Total stock-based compensation	76,580	71,249	65,343
Estimated benefit from income taxes	(12,884)	(12,595)	(18,959)
Total stock-based compensation, net of tax	$63,696	$58,654	$46,384

Expense - By Income Statement Classification

	Fiscal Year Ended
Compensation Expense - By Classification	September 27, 2019	September 28, 2018	September 29, 2017
Cost of products and services	$1,710	$1,574	$1,458
Research and development	23,191	19,515	18,497
Sales and marketing	28,137	24,997	26,175
General and administrative	23,542	25,163	19,213
Total stock-based compensation	76,580	71,249	65,343
Estimated benefit from income taxes	(12,884)	(12,595)	(18,959)
Total stock-based compensation, net of tax	$63,696	$58,654	$46,384

The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Tax benefit - shares issued under ESPP	$353	$577	$802

Unrecognized Compensation Expense.    At September 27, 2019, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $25.3 million, which is expected to be recognized over a weighted-average period of 2.1 years. At September 27, 2019, total unrecognized compensation expense associated with RSUs expected to vest was approximately $109.3 million, which is expected to be recognized over a weighted-average period of 2.3 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 27, 2019 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Total	$2,000,000

Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of September 27, 2019, the remaining authorization to purchase additional shares is approximately $361 million.
The following table provides information regarding share repurchase activity under the program in fiscal 2019:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 28, 2018	1,642,107	$112,570	$68.54
Q2 - Quarter ended March 29, 2019	1,318,250	85,351	64.73
Q3 - Quarter ended June 28, 2019	1,405,065	88,653	63.08
Q4 - Quarter ended September 27, 2019	902,187	54,011	59.94
Total	5,267,609	$340,585

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2019:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2019
Q1 - Quarter ended December 28, 2018	January 30, 2019	February 12, 2019	February 21, 2019	$0.19	$19.5 million
Q2 - Quarter ended March 29, 2019	May 1, 2019	May 14, 2019	May 22, 2019	$0.19	$19.3 million
Q3 - Quarter ended June 28, 2019	August 1, 2019	August 12, 2019	August 20, 2019	$0.19	$19.2 million
Q4 - Quarter ended September 27, 2019	November 14, 2019	November 26, 2019	December 4, 2019	$0.22	$22.0 million	(1)

(1)	The dividend payment amount is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Year Ended				Fiscal Year Ended
	September 27, 2019				September 28, 2018
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(2,948)	$—	$(12,884)	$(15,832)	$(377)	$—	$(7,376)	$(7,753)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	5,131	(176)	—	4,955	(2,213)	—	—	(2,213)
Foreign currency translation gains/(losses) (1)	—	—	(9,500)	(9,500)	—	—	(5,614)	(5,614)
Income tax effect - benefit/(expense)	37	—	(439)	(402)	—	—	106	106
Net of tax	5,168	(176)	(9,939)	(4,947)	(2,213)	—	(5,508)	(7,721)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (1)	(43)	176	—	133	(447)	—	—	(447)
Income tax effect - benefit/(expense) (2)	21	—	—	21	89	—	—	89
Net of tax	(22)	176	—	154	(358)	—	—	(358)
Net current-period other comprehensive income/(loss)	5,146	—	(9,939)	(4,793)	(2,571)	—	(5,508)	(8,079)
Ending Balance	$2,198	$—	$(22,823)	$(20,625)	$(2,948)	$—	$(12,884)	$(15,832)

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
Potentially dilutive shares represent the hypothetical number of incremental shares issuable under the assumed exercise of outstanding stock options (both vested and unvested) and vesting of outstanding RSUs. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (e.g., such options' exercise prices were greater than the average market price of our common stock for the period) because their inclusion would have been antidilutive.
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018 (as adjusted)	September 29, 2017 (as adjusted)
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$255,151	$41,746	$206,481

Denominator:
Weighted-average shares outstanding—basic	101,629	103,377	101,784
Potential common shares from options to purchase common stock	1,922	2,370	1,098
Potential common shares from restricted stock units	1,021	1,231	404
Weighted-average shares outstanding—diluted	104,572	106,978	103,286

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$2.51	$0.40	$2.03
Diluted	$2.44	$0.39	$2.00

Antidilutive awards excluded from calculation:
Stock options	2,340	1,043	160
Restricted stock units	1	6	—

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

Our accounting for the impact of the Tax Act was completed in the first quarter of fiscal 2019 in accordance with the Staff Accounting Bulletin No. 118 measurement period. As of September 28, 2018, we had recorded a provisional amount for the Tax Act of $121.4 million. During the period ended December 28, 2018, we recorded a $36.0 million reduction to our provisional Tax Act amount resulting primarily from completion of our evaluation of the income tax effects of indirect taxes related to the Deemed Repatriation Transition Tax ("Transition Tax") on our deferred tax assets. During the quarter ended March 29, 2019, the U.S. Department of the Treasury issued final regulations on the Transition Tax related to deemed paid foreign taxes eliminating a benefit we previously expected to realize. As a result, we recorded an additional $19.0 million tax expense. During the quarter ended June 28, 2019, we recorded a $2.3 million reduction related to the impact of the Tax Act. The final amount recorded for the Tax Act was $102.1 million as of the period ended September 27, 2019, which reflects the $121.4 million recorded as of September 28, 2018, reduced by $36 million as of December 28, 2018, increased by $19 million as of March 29, 2019, and reduced by $2.3 million as of June 28, 2019. There may be additional tax effects of the Tax Act that may change the final recorded tax expense associated with the Tax Act upon finalization of the law, regulations, and additional guidance.

We have included the impact of new provisions effective in our fiscal 2019 in our effective tax rate. The Tax Act imposes a minimum tax on certain foreign earnings ("minimum foreign tax") in the year earned. Our accounting policy is to treat the minimum foreign tax as a current expense in the year incurred and we have not provided deferred taxes on temporary differences related to such minimum foreign tax.

The adoption of ASC 606 impacted the timing in which we record per-unit royalty-based revenue earned from our licensees’ shipments. This change in accounting principle also impacted the recognition of deferred tax assets related to licensing revenue. As a result, we reduced our deferred tax assets by $26.3 million at the beginning of our first quarter of fiscal 2019.

Income Tax Provision
The following two tables present the components of our income before provision for income taxes by geographic region and the portion of our provision for income taxes classified as current and deferred (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018 (as adjusted)	September 29, 2017 (as adjusted)
United States	$60,500	$27,819	$3,996
Foreign	221,807	168,555	251,149
Total	$282,307	$196,374	$255,145

	Fiscal Year Ended
	September 27, 2019	September 28, 2018 (as adjusted)	September 29, 2017 (as adjusted)
Current:
Federal	$14,144	$40,624	$30,718
State	394	333	610
Foreign	64,335	59,383	55,531
Total current	78,873	100,340	86,859

Deferred:
Federal	(55,793)	43,377	(35,824)
State	1,007	17,484	(4,604)
Foreign	2,715	(7,132)	1,608
Total deferred	(52,071)	53,729	(38,820)
Provision for income taxes	$26,802	$154,069	$48,039

Repatriation of Undistributed Foreign Earnings

As a result of the Tax Act, foreign accumulated earnings that were subject to the mandatory Transition Tax as of December 31, 2017, can be repatriated to the U.S. without incurring further U.S. federal tax. The Tax Act moves towards a modified territorial tax system through the provision of a 100% dividend received deduction for the foreign-source portions of dividends received from controlled foreign subsidiaries. As a result, we continue to evaluate the indefinite reinvestment assertions with regards to unremitted earnings for certain of our foreign subsidiaries. During the fiscal year, we repatriated $300 million of foreign subsidiary earnings which were exempt from foreign withholding tax. As of September 27, 2019, the total undistributed earnings of our non-U.S. subsidiaries were approximately $380 million. Historically, we have asserted our intention to indefinitely reinvest a portion of the undistributed earnings of certain foreign subsidiaries. However, we have reevaluated our historical assertion as a result of the Tax Act and determined that we no longer consider a vast majority of these earnings to be indefinitely reinvested. The unrecognized deferred tax liability on the portion of the undistributed earnings considered indefinitely reinvested is not material.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018 (as adjusted)
Deferred income tax assets:
Investments	$2,099	$2,215
Inventories	4,041	4,070
Net operating loss	2,050	2,174
Accrued expenses	13,917	12,573
Stock-based compensation	17,189	15,601
Revenue recognition	4,410	7,161
Depreciation and amortization	19,988	16,078
Research and development credits	28,777	21,302
Foreign tax credits	10,777	9,345
Deemed repatriated earnings tax benefit	33,357	—
Other	4,705	3,334
Total gross deferred income tax assets	141,310	93,853
Less: valuation allowance	(24,884)	(16,256)
Total deferred income tax assets	116,426	77,597

Deferred income tax liabilities:
Intangibles	(2,351)	(2,831)
Deferred income tax assets, net (non-current)	$114,075	$74,766

NOL and Tax Credit Carryforwards
At September 27, 2019, the NOL carried forward for California tax purposes was $4.9 million and will expire in fiscal 2029 if unused. Additionally, we had total foreign NOL carryforwards of $8.3 million as of September 27, 2019, an amount which is not subject to expiration. At September 27, 2019, we had foreign tax credit and federal R&D tax credit carryforwards of $8.3 million and $8.4 million, respectively, which will expire between fiscal 2029 and fiscal 2039. We had California R&D tax credits of $30.3 million, which will be carried forward indefinitely, and foreign R&D tax credits of $3.1 million, which will expire between fiscal 2020 and fiscal 2029.
Valuation Allowance
As of September 27, 2019, a $21.2 million valuation allowance was recorded against California deferred tax assets. In fiscal 2019, a $3.7 million valuation allowance was established for foreign deferred tax assets for which ultimate realization of its future benefits is uncertain.

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

	Fiscal Year Ended
	September 27, 2019	September 28, 2018 (as adjusted)	September 29, 2017 (as adjusted)
Federal statutory rate	21.0%	24.6%	35.0%
State income taxes, net of federal effect	0.2	0.7	0.7
Stock-based compensation expense rate	(2.8)	(5.2)	1.4
Research and development tax credits	(3.0)	(4.5)	(3.7)
Tax exempt interest	—	(0.1)	(0.1)
U.S. manufacturing tax incentives	—	(0.2)	(0.8)
Foreign rate differential	(2.6)	(5.2)	(22.9)
Audit settlements	—	—	(0.6)
Tax Act	(7.7)	53.3	—
Change in Valuation Allowance	1.5	8.3	—
Other	2.9	6.8	9.8
Effective tax rate	9.5%	78.5%	18.8%

Our effective tax rate was 9.5% in fiscal 2019, compared with our federal statutory rate of 21.0%, and with our effective tax rate in fiscal 2018 of 78.5%. The decrease in our effective tax rate reflects the impact from the Tax Act, most notably the remeasurement of net deferred tax assets and the Transition Tax on the accumulated earnings of our foreign subsidiaries, and the establishment of a valuation allowance against California tax credits in fiscal 2018. In addition, our federal statutory tax rate decreased from a blended rate of 24.6% in fiscal 2018 to 21% in fiscal 2019.
Our effective tax rate was 18.8% in fiscal 2017 and was 78.5% in fiscal 2018. The effective tax rate in fiscal 2018 compared to fiscal 2017 reflects a detriment from the impact from the Tax Act, most notably the remeasurement of net deferred tax assets and the Transition Tax on the accumulated earnings of our foreign subsidiaries, and the establishment of a valuation allowance against California tax credits in fiscal 2018, offset by a reduction in federal statutory tax rate and increase in excess benefit related to stock-based awards.
Uncertain Tax Positions
As of September 27, 2019, the total amount of gross unrecognized tax benefits was $108.5 million, of which $72.8 million, if recognized, would reduce our effective tax rate. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets. Over the next twelve months, we estimate that this amount could be reduced by $57.8 million as a result of the expiration of certain statute of limitations. Aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Beginning Balance	$102,009	$98,665	$75,168
Gross increases - tax positions taken during prior years	115	—	308
Gross decreases - tax positions taken during prior years	—	(2,209)	—
Gross increases - tax positions taken during current year	6,822	9,580	26,724
Gross decreases - settlements with tax authorities during current year	—	(130)	(1,101)
Lapse of statute of limitations	(407)	(3,897)	(2,434)
Ending Balance	$108,539	$102,009	$98,665

Classification of Interest and Penalties
We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision. In fiscal year 2019, our current tax provision was increased by interest expense of $3.5 million, while in fiscal year 2018, our current tax provision was increased by interest expense of $3.0 million. Accrued interest and penalties are included within the related tax liability line item in our consolidated balance sheets. Our accrued interest and penalties on unrecognized tax benefits as of September 27, 2019 and September 28, 2018 were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018
Accrued interest	$10,315	$6,778
Accrued penalties	44	42
Total	$10,359	$6,820
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

We are currently under audit by the State of New York for fiscal years 2014 and 2015 and Spain for fiscal years 2012 through 2015. In the U.S federal jurisdiction, other major states, and major foreign jurisdictions, the fiscal years subsequent to 2014, 2014, and 2012, respectively, remain open and could be subject to examination by the taxing authorities.
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

12. Restructuring
Restructuring charges/(credits) recorded in our statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.
Fiscal 2019 Restructuring Events.    In fiscal 2019, we recorded charges as a result of our early exit of a leased facility. In addition, we recorded charges associated with a strategic reorganization of our marketing function that resulted in severance and other related benefits provided to the affected employees.
As a result of these events, we recorded a total of $36.6 million in restructuring costs in fiscal 2019 and they are reflected as such in the accompanying consolidated statement of operations. The table presented below summarizes changes in restructuring accruals under these plans (in thousands):

	Severance	Leased facility exit costs	Fixed assets write-off	Other associated costs	Total
Balance at September 28, 2018	$—	$—	$—	$124	$124
Restructuring charges/(credits)	3,134	18,261	15,216	(53)	36,558
Cash payments	(3,006)	(4,577)	—	(130)	(7,713)
Non-cash and other adjustments	—	2,039	(15,216)	59	(13,118)
Balance at September 27, 2019	$128	$15,723	$—	$—	$15,851

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

13. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of September 27, 2019 (in thousands):

	Payments Due By Fiscal Period
	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Naming rights	$7,909	$8,008	$8,108	$8,209	$8,312	$70,344	$110,890
Operating leases	17,231	9,329	7,191	6,218	4,499	12,355	56,823
Purchase obligations	37,675	4,241	1,803	—	—	—	43,719
Donation commitments	4,243	141	141	141	141	1,059	5,866
Total	$67,058	$21,719	$17,243	$14,568	$12,952	$83,758	$217,298

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

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Total rent expense	$20,589	$17,161	$15,091

Purchase Obligations.     Purchase obligations primarily consist of our commitments made under agreements to purchase goods and services related to Dolby Cinema and for purposes that include IT and telecommunications, marketing and professional services, and manufacturing and other R&D activities.
Donation Commitments.    Our donation commitments relate to non-cancelable obligations to the Museum of the Academy of Motion Picture Arts and Sciences in Los Angeles, California, and the Smithsonian Institution in Washington, DC. Our commitment to the Museum of the Academy of Motion Picture Arts and Sciences is for 15 years from its expected opening date in fiscal 2020, and the Smithsonian Institution is for the next 5 years. Both donation commitments consist of the installation of imaging and audio products in its theaters and providing maintenance services in exchange for various marketing, branding, and publicity benefits.

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

Revenue Category	Basis For Determining Geographic Location
Licensing	Region in which our licensees’ headquarters are located
Products	Destination to which our products are shipped
Services	Location in which the relevant services are performed
The following tables present selected information regarding total revenue by geographic location (amounts presented in thousands).
Revenue Composition - United States & International

	Fiscal Year Ended
Location	September 27, 2019	September 28, 2018 (as adjusted)	September 29, 2017 (as adjusted)
United States	$449,203	$353,235	$377,553
International	792,417	701,365	702,624
Total revenue	$1,241,620	$1,054,600	$1,080,177

Revenue Concentration - Significant Individual Geographic Regions

	Fiscal Year Ended
Location	September 27, 2019	September 28, 2018 (as adjusted)	September 29, 2017 (as adjusted)
United States	36%	33%	35%
South Korea	12%	17%	13%
China	20%	15%	20%
Japan	11%	13%	12%
Europe	12%	12%	10%
Taiwan	4%	3%	4%
Other	5%	7%	6%
Total	100%	100%	100%

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows (in thousands):

Location	September 27, 2019	September 28, 2018
United States	$460,370	$453,336
International	77,062	60,846
Total long-lived tangible assets, net of accumulated depreciation	$537,432	$514,182

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

16. Related Parties
We maintain contractual agreements relating to certain entities affiliated with the Dolby family, who is considered a related party as our principal stockholder. These jointly-owned entities were established for the purpose of acquiring and leasing commercial property in the U.S. and U.K. primarily for our operational use. Although the entities affiliated with the Dolby family are the limited member or LP in each of these entities, they have a controlling interest based on holding majority economic ownership. We are the managing member or general partner in each of these affiliated entities, and with the exception of isolated instances where portions of these facilities are leased to third parties, we occupy the majority of the space. Therefore, we have consolidated the entities’ assets and liabilities and results of operations in our consolidated financial statements. The share of earnings and net assets of the entities attributable to the limited member or LP, as the case may be, is reflected as controlling interest in our consolidated financial statements.
Our interests in these consolidated affiliated entities and the location of the property leased to Dolby Laboratories as of September 27, 2019 were as follows:

Entity Name	Minority Ownership Interest	Location Of Properties
Dolby Properties Brisbane, LLC	49.0%	Brisbane, California
Dolby Properties Burbank, LLC	49.0%	Burbank, California
Dolby Properties, LP	10.0%	Wootton Bassett, England

We lease from our principal stockholder a commercial office building located at 100 Potrero Avenue in San Francisco, California under a term that expires on October 31, 2024. In fiscal 2019, we ceased occupancy of the facility, and do not intend to re-occupy the locations. As a result of our ceased occupancy, we incurred $33.5 million in restructuring charges recorded as operating expenses in our consolidated statement of operations. Related party rent expense included in operating expenses in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Related party rent expense and restructuring charges included in operating expenses	$16,360	$3,483	$3,142
Distributions.     Distributions made by the jointly-owned real estate entities to our principal stockholder were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Distributions to principal stockholder	$(1,015)	$(1,022)	$(2,094)

17. Retirement Plans
We maintain a tax-qualified Section 401(k) retirement plan for employees in the United States and similar plans in foreign jurisdictions. Under the plan, employees are eligible to receive matching contributions and profit-sharing contributions.
We also maintain a SERP, a non-qualified, employer-funded retirement plan for certain senior executives employed in the United States. The plan was adopted in October 2004 prior to our IPO and was terminated in fiscal 2005. We have not made any contributions to the SERP since fiscal 2006. The purpose of the plan was to provide these executives with the opportunity to receive retirement income benefits in addition to the benefits generally available to all employees. The benefits provided to participants were based on defined contributions that we made to the plan and the gains and losses on the investment of those contributions. At September 27, 2019, the balance in the SERP account represents amounts contributed prior to the plan's termination, with the underlying plan investments consisting primarily of mutual fund investments. SERP assets are included within prepaid expenses and other current assets and within other non-current assets, while SERP liabilities are included within accrued liabilities and within other non-current liabilities in our consolidated balance sheets.
Retirement plan expenses, which are included in cost of products, cost of services, R&D, S&M, and G&A expense in our consolidated statements of operations, were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Retirement plan expenses	$23,375	$23,439	$22,035

18. Selected Quarterly Financial Data
The following table presents selected unaudited quarterly financial information from fiscal 2019 and 2018 (in thousands, except per share amounts):

	Fiscal Year 2019				Fiscal Year 2018 (as adjusted)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue:
Licensing	$260,279	$310,308	$271,897	$264,796	$270,172	$272,135	$183,771	$214,699
Products and services	42,097	27,950	30,262	34,031	29,355	27,587	31,009	25,872
Total revenue	302,376	338,258	302,159	298,827	299,527	299,722	214,780	240,571
Cost of revenue	38,629	36,575	39,690	45,960	30,893	31,027	34,383	31,259
Gross margin	263,747	301,683	262,469	252,867	268,634	268,695	180,397	209,312
Income/(loss) before taxes and controlling interest	74,254	110,002	41,800	56,251	96,547	87,782	(5,808)	17,853
Net income/(loss) attributable to Dolby Laboratories	$98,219	$73,440	$39,574	$43,918	$(53,302)	$65,216	$3,116	$26,716

Earnings per share:
Basic	$0.96	$0.72	$0.39	$0.44	$(0.52)	$0.63	$0.03	$0.26
Diluted	$0.93	$0.70	$0.38	$0.43	$(0.52)	$0.61	$0.03	$0.25
Weighted-average shares outstanding:
Basic	102,677	102,141	101,218	100,481	102,552	103,771	103,836	103,349
Diluted	106,130	104,587	103,717	102,945	102,552	107,001	106,950	106,794

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2019 using the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 27, 2019. Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
We adopted ASC 606, “Revenue from Contracts with Customers” beginning September 29, 2018. As a result of this adoption, we implemented new processes and internal controls related to the estimation of licensing revenues. There were no other changes in our internal control over financial reporting during the fiscal year ended September 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, compliance with Section 16 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), our code of business conduct and ethics, our Compensation Committee, Nominating and Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Delinquent Section 16(a) Reports” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2020 (“2020 Proxy Statement”).
Executive Officers of the Registrant
Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of October 25, 2019 are set forth below:

Executive Officers	Age	Position(s)
Kevin Yeaman	53	President and Chief Executive Officer
Lewis Chew	56	Executive Vice President and Chief Financial Officer
Andy Sherman	52	Executive Vice President, General Counsel and Corporate Secretary
Giles Baker	43	Senior Vice President, Consumer Entertainment
Steven Forshay	65	Senior Vice President, Advanced Technology Group
Todd Pendleton	47	Senior Vice President, and Chief Marketing Officer
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information in the 2020 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors,” “Executive Compensation Tables and Related Matters,” “Compensation of Directors”, and “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2020 Proxy Statement under the headings “Executive Compensation Tables and Related Matters—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2020 Proxy Statement under the headings “Certain Relationships and Related Transactions" and “Corporate Governance Matters.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information in the 2020 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm.”

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
		Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005
3.2	Form of Amended and Restated Bylaws	Quarterly Report on Form 10-Q	April 30, 2009
4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006
4.3+	Description of Capital Stock
10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors & Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.2*	2000 Stock Incentive Plan, as amended and restated	Quarterly Report on Form 10-Q	February 6, 2013
10.3*	2005 Stock Plan, as amended and restated on February 7, 2017 (“2005 Stock Plan”)	Current Report on Form 8-K	February 9, 2017
10.4*	Employee Stock Purchase Plan (“ESPP”), as amended and restated on September 19, 2017	Annual Report on Form 10-K	November 16, 2017
10.5*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.6*	Form of Global Stock Option Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.7*	Form of Executive Global Stock Option Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.8*	Form of Global Restricted Stock Unit Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.9*	Form of Executive Global Restricted Stock Unit Agreement under the 2005 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.10*	Form of Subscription Agreement under the ESPP - U.S. Employees	Annual Report on Form 10-K	November 19, 2009
10.11*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees	Quarterly Report on Form 10-Q	August 8, 2012
10.12*	Form of Executive Performance-Based Stock Option Agreement	Current Report on Form 8-K	December 11, 2015
10.13*	2019 Dolby Executive Annual Incentive Plan	Current Report on Form 8-K	November 16, 2018
10.14*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc. & Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009
10.15*	Amendment, dated as of December 19, 2012, to Employment Agreement dated as of February 24, 2009, by and between Dolby Laboratories, Inc. and Kevin Yeaman	Quarterly Report on Form 10-Q	February 6, 2013
10.16*	Offer Letter by and between Andy Sherman & Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011
10.17*	Offer Letter dated March 22, 2012 by and between Lewis Chew and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 8, 2012
10.18*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.19*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006
10.20*	Second Amendment to 100 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.21*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.22*	First Amendment to 130 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.23*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.24*	First Amendment to 140 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.25*	Waiver and Extension Relating to Potrero Avenue Leases dated as of September 29, 2013, by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Annual Report on Form 10-K	November 15, 2013
10.26*	Agreement of Sale and Purchase by and between DWF III 1275 Market, LLC and Dolby Laboratories, Inc. dated June 8, 2012	Quarterly Report on Form 10-Q	August 8, 2012
10.27*	Offer Letter dated June 26, 2018 by and between Todd Pendleton and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	August 1, 2018
21.1+	List of significant subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)
31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 22, 2019

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

SIGNATURE	TITLE	DATE
/S/ PETER GOTCHER	Chairman of the Board of Directors	November 22, 2019
Peter Gotcher

/S/ KEVIN J. YEAMAN	President, Chief Executive Officer and Director (Principal Executive Officer)	November 22, 2019
Kevin J. Yeaman

/S/ LEWIS CHEW	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 22, 2019
Lewis Chew

/S/ RYAN NICHOLSON	Vice President, Corporate Controller (Principal Accounting Officer)	November 22, 2019
Ryan Nicholson

/S/ MICHELINE CHAU	Director	November 22, 2019
Micheline Chau

/S/ DAVID DOLBY	Director	November 22, 2019
David Dolby

/S/ N. W. JASPER, JR.	Director	November 22, 2019
N. W. Jasper, Jr.

/S/ SIMON SEGARS	Director	November 22, 2019
Simon Segars

/S/ ROGER SIBONI	Director	November 22, 2019
Roger Siboni

/S/ ANJALI SUD	Director	November 22, 2019
Anjali Sud

/S/ AVADIS TEVANIAN, JR.	Director	November 22, 2019
Avadis Tevanian, Jr.