Form 10-Q
period 2019-12-27
Dolby Laboratories, Inc.
filed 2020-01-29
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On January 24, 2020, the registrant had 64,744,160 shares of Class A common stock, par value $0.001 per share, and 36,224,820 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended December 27, 2019

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AFS	Available-For-Sale (Securities)
AOCI	Accumulated Other Comprehensive Income
APIC	Additional-Paid In-Capital
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
ATSC	Advanced Television Systems Committee
AVC	Advanced Video Coding
AVR	Audio/Video Receiver
CE	Consumer Electronics
CES	Consumer Electronics Show
CODM	Chief Operating Decision Maker
COGS	Cost Of Goods Sold
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVB	Digital Video Broadcasting
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General & Administrative
HD	High Definition
HDR	High-Dynamic Range
HDTV	High Definition Television
HE-AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
HFR	High Frame Rate
HTIB	Home Theater In-A-Box
IC	Integrated Circuit
IBR	Incremental Borrowing Rate
IP	Intellectual Property
IPO	Initial Public Offering
IPTV	Internet Protocol Television
IT	Information Technology
LP	Limited Partner/Partnership
ME	Multiple Element
NOL	Net Operating Loss
OCI	Other Comprehensive Income
ODD	Optical Disc Drive
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant, & Equipment
PSO	Performance-Based Stock Option
PSU	Performance-Based Restricted Stock Unit
R&D	Research & Development
ROU	Right-Of-Use
RSU	Restricted Stock Unit
S&M	Sales & Marketing
SERP	Supplemental Executive Retirement Plan
SoC	System(s)-On-A-Chip
SSP	Standalone Selling Price
STB	Set-Top Box
TPE	Third Party Evidence
TSR	Total Stockholder Return
UHD	Ultra High Definition
U.S. GAAP	Generally Accepted Accounting Principles In The United States

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 27, 2019	September 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$741,429	$797,210
Restricted cash	11,726	8,383
Short-term investments	170,234	119,146
Accounts receivable, net of allowance for doubtful accounts of $8,898 and $9,775	191,001	189,115
Contract assets	204,963	195,651
Inventories, net	29,104	32,331
Prepaid expenses and other current assets	52,551	39,704
Total current assets	1,401,008	1,381,540
Long-term investments	141,720	179,587
Property, plant, and equipment, net	549,495	537,432
Operating lease right-of-use assets	71,071	—
Intangible assets, net	175,981	180,891
Goodwill	335,443	334,829
Deferred taxes	123,284	114,075
Other non-current assets	95,282	93,395
Total assets	$2,893,284	$2,821,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,700	$15,212
Accrued liabilities	242,052	268,144
Income taxes payable	2,318	3,506
Contract liabilities	19,785	19,991
Operating lease liabilities	15,604	—
Total current liabilities	293,459	306,853
Non-current contract liabilities	23,917	24,404
Non-current operating lease liabilities	57,985	—
Other non-current liabilities	179,222	177,462
Total liabilities	554,583	508,719

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 64,649,011 shares issued and outstanding at December 27, 2019 and 63,911,270 at September 27, 2019	58	58
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,229,820 shares issued and outstanding at December 27, 2019 and 36,229,820 at September 27, 2019	41	41
Retained earnings	2,351,251	2,327,877
Accumulated other comprehensive (loss)	(18,060)	(20,625)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,333,290	2,307,351
Controlling interest	5,411	5,679
Total stockholders’ equity	2,338,701	2,313,030
Total liabilities and stockholders’ equity	$2,893,284	$2,821,749
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended
	December 27, 2019	December 28, 2018
Revenue:
Licensing	$257,683	$260,279
Products and services	34,194	42,097
Total revenue	291,877	302,376

Cost of revenue:
Cost of licensing	12,342	11,397
Cost of products and services	24,973	27,232
Total cost of revenue	37,315	38,629

Gross margin	254,562	263,747

Operating expenses:
Research and development	57,650	58,647
Sales and marketing	95,118	85,602
General and administrative	52,529	50,813
Restructuring charges	675	14
Total operating expenses	205,972	195,076

Operating income	48,590	68,671

Other income/expense:
Interest income	4,932	5,185
Interest expense	(72)	(45)
Other income, net	1,004	443
Total other income	5,864	5,583

Income before income taxes	54,454	74,254
(Provision for)/benefit from income taxes	(5,863)	24,104
Net income including controlling interest	48,591	98,358
Less: net loss/(income) attributable to controlling interest	162	(139)
Net income attributable to Dolby Laboratories, Inc.	$48,753	$98,219

Net income per share:
Basic	$0.49	$0.96
Diluted	$0.47	$0.93
Weighted-average shares outstanding:
Basic	100,336	102,677
Diluted	103,078	106,130

Related party rent expense:
Included in operating expenses	$70	$880
Included in net income attributable to controlling interest	$(106)	$176

Cash dividend declared per common share	$0.22	$0.19
Cash dividend paid per common share	$0.22	$0.19
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 27, 2019	December 28, 2018
Net income including controlling interest	$48,591	$98,358
Other comprehensive income:
Currency translation adjustments, net of tax of $40 and $0	3,620	(3,728)
Unrealized gain/(loss) on investments, net of tax of ($261) and $40	(1,162)	770
Unrealized gain on cash flow hedges, net of tax of ($37) and $0	284	—
Total other comprehensive income/(loss), net of tax	2,742	(2,958)

Total comprehensive income	51,333	95,400
Less: comprehensive (income) attributable to controlling interest	(15)	12
Comprehensive income attributable to Dolby Laboratories, Inc.	$51,318	$95,412
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 27, 2019	$99	$—	$2,327,877	$(20,625)	$2,307,351	$5,679	$2,313,030
Net income	—	—	48,753	—	48,753	(162)	48,591
Other comprehensive income, net of tax	—	—	—	2,565	2,565	177	2,742
Distributions to controlling interest	—	—	—	—	—	(283)	(283)
Stock-based compensation expense	—	22,614	—	—	22,614	—	22,614
Repurchase of common stock	—	(26,705)	(3,298)	—	(30,003)	—	(30,003)
Cash dividends declared and paid on common stock	—	—	(22,081)	—	(22,081)	—	(22,081)
Common stock issued under employee stock plans	—	24,373	—	—	24,373	—	24,373
Tax withholdings on vesting of restricted stock	—	(20,282)	—	—	(20,282)	—	(20,282)
Balance at December 27, 2019	$99	$—	$2,351,251	$(18,060)	$2,333,290	$5,411	$2,338,701

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 28, 2018	$102	$66,127	$2,313,539	$(15,832)	$2,363,936	$6,567	$2,370,503
Net income	—	—	98,219	—	98,219	139	98,358
Other comprehensive loss, net of tax	—	—	—	(2,807)	(2,807)	(151)	(2,958)
Distributions to controlling interest	—	—	—	—	—	(906)	(906)
Stock-based compensation expense	—	21,482	—	—	21,482	—	21,482
Repurchase of common stock	—	(82,203)	(30,342)	—	(112,545)	—	(112,545)
Cash dividends declared and paid on common stock	—	—	(19,573)	—	(19,573)	—	(19,573)
Common stock issued under employee stock plans	—	14,272	—	—	14,272	—	14,272
Tax withholdings on vesting of restricted stock	(1)	(19,678)	—	—	(19,679)	—	(19,679)
Balance at December 28, 2018	$101	$—	$2,361,843	$(18,639)	$2,343,305	$5,649	$2,348,954

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Quarter-To-Date Ended
	December 27, 2019	December 28, 2018
Operating activities:
Net income including controlling interest	$48,591	$98,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,239	20,029
Stock-based compensation	22,614	21,482
Amortization of premium on investments	160	309
Provision for doubtful accounts	575	1,605
Deferred income taxes	(9,174)	(32,571)
Restructuring charge for exit of leased facility	486	—
Other non-cash items affecting net income	(10)	3,393
Changes in operating assets and liabilities:
Accounts receivable, net	(2,331)	17,736
Contract assets	(9,310)	(33,519)
Inventories	767	(2,709)
Operating lease right-of-use assets	(8,644)	—
Prepaid expenses and other assets	(13,245)	(13,157)
Accounts payable and accrued liabilities	(30,785)	(26,332)
Income taxes, net	945	1,546
Contract liabilities	(724)	(678)
Operating lease liabilities	8,664	—
Other non-current liabilities	2,341	1,460
Net cash provided by operating activities	31,159	56,952

Investing activities:
Purchases of investment securities	(129,325)	(63,329)
Proceeds from sales of investment securities	97,717	32,582
Proceeds from maturities of investment securities	17,876	19,785
Purchases of property, plant, and equipment	(23,385)	(18,539)
Purchase of intangible assets	(290)	(12,065)
Net cash used in investing activities	(37,407)	(41,566)

Financing activities:
Proceeds from issuance of common stock	24,373	14,272
Repurchase of common stock	(30,003)	(112,545)
Payment of cash dividend	(22,081)	(19,573)
Distribution to controlling interest	(283)	(906)
Shares repurchased for tax withholdings on vesting of restricted stock	(20,282)	(19,679)
Net cash used in financing activities	(48,276)	(138,431)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,086	(2,419)
Net decrease in cash, cash equivalents, and restricted cash	(52,438)	(125,464)
Cash, cash equivalents, and restricted cash at beginning of period	805,593	925,250
Cash, cash equivalents, and restricted cash at end of period	$753,155	$799,786

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$17,999	$10,722

Non-cash investing activities:
Property, plant, and equipment purchased and unpaid at period-end	$(582)	$6,642
Purchase consideration payable for intangibles	$2,610	$—

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with U.S. GAAP, and with SEC rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with U.S. GAAP to be condensed or omitted. In our opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 27, 2019 and include all adjustments necessary for fair presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 27, 2019, which are included in our Annual Report on Form 10-K filed with the SEC.
The results for the fiscal quarter ended December 27, 2019 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 25, 2020.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended December 27, 2019 and December 28, 2018. Our fiscal year ending September 25, 2020 (fiscal 2020) and our fiscal year ended September 27, 2019 (fiscal 2019) both consist of 52 weeks.
Reclassifications
We have reclassified certain prior period amounts within our consolidated financial statements and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, or net income.

2. Summary of Significant Accounting Policies
Recently Issued Accounting Standards
Adopted Standards
At the beginning of fiscal 2020, we adopted the following standards:
Leases.  In the first quarter of fiscal 2020, we adopted ASU 2016-02, Leases (ASC 842) along with all subsequent applicable ASU clarifications and improvements, which requires lessees to recognize leases on balance sheet and disclose key information about leasing arrangements. We adopted ASC 842 using the modified retrospective transition method and used the effective date as the date of initial application. Consequently, financial information is not updated and the disclosures required under ASC 842 are not provided for dates and periods prior to implementation. ASC 842 provides a number of optional practical expedients in transition. We elected the “package of practical expedients,” which permits us not to reassess under ASC 842 our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we account for lease and non-lease components as a single lease component.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and non-current operating lease liabilities, and non-current operating lease liabilities on our interim condensed consolidated balance sheets.

As a lessee, the adoption of ASC 842 resulted in the recording of Operating lease right-of-use ("ROU") assets and Operating lease liabilities of $62.1 million and $64.6 million, respectively, as of September 28, 2019. The difference between the operating lease assets and liabilities was recorded as an adjustment to Other non-current liabilities, primarily related to deferred rent and other lease incentives. As a lessor, the adoption of ASC 842 did not have a material impact. The adoption of ASC 842 did not impact Retained Earnings.
Income Taxes: Comprehensive Income. During the first quarter of fiscal 2020, we adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. We elected to not reclassify the stranded tax effects to retained earnings as they were not material to Dolby's consolidated financial statements.
Standards Not Yet Effective
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

•
Equipment Leases. We collaborate with established cinema exhibitors to offer Dolby Cinema, a branded premium cinema offering for movie audiences by leasing equipment and licensing our intellectual property. We also lease hardware that facilitates the Dolby conferencing experience, including the Dolby Conference Phone, and the Dolby Voice Room solution.

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
Sales-based licensing fees.   In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the first quarter of fiscal 2020, we recorded a favorable adjustment of approximately $9 million, which was primarily related to July through September shipments and largely based on actual royalty statements received from licensees.
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
Recoveries.  Through our contract compliance efforts, we identify under-reported or misreported licensee royalties related to non-current periods. We may record a favorable or unfavorable revenue adjustment in connection with the findings from these compliance efforts generally upon resolution with the licensee through agreement of the findings, or upon receipt of the licensee’s correction statement. Revenues from these arrangements are included as a component of licensing revenue.
We also undertake activities aimed at identifying potential unauthorized uses of our technologies by third parties with whom we don't have a licensing agreement for such use, which when successful result in the recognition of r evenue. These back royalties stem from third parties who agree to remit payments to us based on past use of our technology. In these scenarios, a legally binding contract did not exist at time of use of our technology, and therefore, we recognize revenue recoveries upon execution of the agreement as that is the point in time to which a contract exists and control is transferred. These revenues are classified as licensing revenue.
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
Collaborative Arrangements.   We collaborate with established cinema exhibitors to offer Dolby Cinema, a branded premium cinema offering for movie audiences. Under such collaborations, Dolby and the exhibitor are both active participants, and share the risks and rewards associated with the business. Accordingly, these collaborations are governed by revenue sharing arrangements under which Dolby receives revenue based on monthly box office reports from exhibitors in exchange for the use of our imaging and sound technologies, our proprietary designs and trademark as well as for the use of our equipment at the exhibitor’s venue. The use of our equipment meets the definition of a lease, and for the related portion of Dolby's share of revenue, we apply ASC 842, Leases, and recognize revenue based on monthly box office reports from exhibitors. Our revenue share is recognized as licensing revenue in our consolidated statements of operations.
In addition, we also enter into hybrid agreements where a portion involves guaranteed payments, which in some cases result in classifying the payments as a sales-type lease. In such arrangements, we consider control to transfer at the point in time to which we have installed and tested the equipment, at which point we record such guaranteed payments as product revenue.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. On December 27, 2019, we had $41.5 million of remaining performance obligations, 36% of which we expect to recognize as revenue in fiscal 2020, 24% in fiscal 2021, and the balance of 40% in fiscal years beyond 2021.

F.	Disaggregation of revenue
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Quarter Ended
Revenue	December 27, 2019		December 28, 2018
Licensing	$257,683	88%	$260,279	86%
Products and services	34,194	12%	42,097	14%
Total revenue	$291,877	100%	$302,376	100%
The following table presents the composition of our licensing revenue for all periods presented:

	Fiscal Quarter Ended
Market	December 27, 2019		December 28, 2018
Broadcast	$102,133	40%	$100,138	38%
Mobile	34,481	13%	34,173	13%
CE	48,845	19%	43,750	17%
PC	31,843	12%	23,157	9%
Other	40,381	16%	59,061	23%
Total licensing revenue	$257,683	100%	$260,279	100%
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

	Fiscal Quarter Ended
Revenue By Geographic Location	December 27, 2019		December 28, 2018
United States	$107,627	37%	$119,799	40%
International	184,250	63%	182,577	60%
Total revenue	$291,877	100%	$302,376	100%

G.	Contract assets and liabilities
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

Our contract liabilities consist of advance payments and billings in excess of amounts earned and deferred interest where we have significant financing. The non-current portion of contract liabilities is separately disclosed in our consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In the first quarter of fiscal 2020, we recognized $6.8 million from prior period deferred revenue and deferred interest from arrangements which include a significant financing component.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented:

	December 27, 2019	September 27, 2019	Change ($)	Change (%)
Accounts receivable, net	$191,001	$189,115	$1,886	1%
Contract assets	204,963	195,651	9,312	5%
Contract liabilities - current	19,785	19,991	(206)	(1)%
Contract liabilities - non-current	23,917	24,404	(487)	(2)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of December 27, 2019 and September 27, 2019 (amounts displayed in thousands, except as otherwise noted).

Accounts Receivable

	December 27, 2019	September 27, 2019
Trade accounts receivable	$148,625	$151,996
Accounts receivable from patent administration program licensees	51,274	46,894
Accounts receivable, gross	199,899	198,890
Less: allowance for doubtful accounts	(8,898)	(9,775)
Total	$191,001	$189,115

Accounts receivable, gross includes unbilled accounts receivable balances of $84.4 million as of December 27, 2019 related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to their patent administration programs.
Inventories

	December 27, 2019	September 27, 2019
Raw materials	$6,933	$8,031
Work in process	4,432	4,872
Finished goods	17,739	19,428
Total	$29,104	$32,331

Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $3.3 million and $3.0 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of December 27, 2019 and September 27, 2019, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

	December 27, 2019	September 27, 2019
Prepaid expenses	$28,774	$17,997
Other current assets	23,105	20,924
Income tax receivable	672	783
Total	$52,551	$39,704

As of December 27, 2019, other current assets include the carrying value of $2.2 million of land and building that are currently held for sale. Management has committed to a plan to sell the property. Based on current estimated selling prices in the market, we have determined that no indicators of potential impairment exist.
Accrued Liabilities

	December 27, 2019	September 27, 2019
Accrued royalties	$3,107	$2,957
Amounts payable to patent administration program partners	58,015	58,899
Accrued compensation and benefits	60,698	78,716
Accrued professional fees	16,165	19,216
Unpaid PP&E additions	14,350	15,332
Accrued customer refunds	18,222	24,299
Other accrued liabilities	71,495	68,725
Total	$242,052	$268,144

Other Non-Current Liabilities

	December 27, 2019	September 27, 2019
Supplemental retirement plan obligations	$3,649	$3,466
Non-current tax liabilities (1)	138,305	136,323
Other liabilities	37,268	37,673
Total	$179,222	$177,462

(1)    Refer to Note 12 “Income Taxes” for additional information related to tax liabilities.

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

	December 27, 2019
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$719,126	$—	$—	$719,126	$719,126	$—	$—
Cash equivalents:
Money market funds	22,303	—	—	22,303	22,303	—	—
Cash and cash equivalents	741,429	—	—	741,429	741,429	—	—

Short-term investments:
Certificate of deposit	4,730	—	(2)	4,728	—	4,728	—
U.S. agency securities	6,396	4	(1)	6,399	—	6,399	—
Government bonds	44,911	15	—	44,926	41,658	3,268	—
Commercial paper	15,884	4	(8)	15,880	—	15,880	—
Corporate bonds	83,679	153	(22)	83,810	—	83,810	—
Municipal debt securities	14,470	22	(1)	14,491	—	14,491	—
Short-term investments	170,070	198	(34)	170,234	41,658	128,576	—

Long-term investments:
U.S. agency securities	8,704	132	(1)	8,835	—	8,835	—
Government bonds	26,219	78	(20)	26,277	22,865	3,412	—
Corporate bonds	91,812	759	(88)	92,483	—	92,483	—
Municipal debt securities	12,532	99	(1)	12,630	—	12,630	—
Other long-term investments (1)	1,495	—	—	1,495	—	—	—
Long-term investments	140,762	1,068	(110)	141,720	22,865	117,360	—

Total cash, cash equivalents, and investments	$1,052,261	$1,266	$(144)	$1,053,383	$805,952	$245,936	$—

Investments held in supplemental retirement plan:
Assets	3,746	—	—	3,746	3,746	—	—
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	3,746	—	—	3,746	3,746	—	—
Included in accrued liabilities & other non-current liabilities

Currency derivatives as hedge instruments:
Assets	—	426	—	426	—	426	—
Included in other current assets
Liabilities	—	—	(62)	(62)	—	(62)	—
Included in other accrued expenses

(1)	Other long-term investments as of December 27, 2019 include investments that are not carried at fair value including an equity method investment of $1.5 million.

	September 27, 2019
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$680,287	$—	$—	$680,287	$680,287	$—	$—
Cash equivalents:
Corporate bonds	1,000	—	—	1,000	—	1,000	—
Money market funds	115,270	—	—	115,270	115,270	—	—
Government bonds	653	—	—	653	653	—	—
Cash and cash equivalents	797,210	—	—	797,210	796,210	1,000	—

Short-term investments:
Certificate of deposit	1,265	1	—	1,266	—	1,266	—
U.S. agency securities	10,973	8	(9)	10,972	—	10,972	—
Government bonds	8,381	11	(1)	8,391	5,784	2,607	—
Commercial paper	6,347	9	—	6,356	—	6,356	—
Corporate bonds	76,802	172	(34)	76,940	—	76,940	—
Municipal debt securities	15,210	18	(7)	15,221	—	15,221	—
Short-term investments	118,978	219	(51)	119,146	5,784	113,362	—

Long-term investments:
Asset backed securities	400	2	—	402	—	402	—
U.S. agency securities	7,102	146	—	7,248	—	7,248	—
Government bonds	23,563	187	—	23,750	19,670	4,080	—
Corporate bonds	134,360	1,700	—	136,060	—	136,060	—
Municipal debt securities	10,315	87	(6)	10,396	—	10,396	—
Other long-term investments (1)	1,731	—	—	1,731	—	—	—
Long-term investments	177,471	2,122	(6)	179,587	19,670	158,186	—

Total cash, cash equivalents, and investments	$1,093,659	$2,341	$(57)	$1,095,943	$821,664	$272,548	$—

Investments held in supplemental retirement plan:
Assets	3,564	—	—	3,564	3,564	—	—
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	3,564	—	—	3,564	3,564	—	—
Included in accrued liabilities & other non-current liabilities

Currency derivatives as hedge instruments:
Assets	—	—	—	—	—	—	—
Included in other current assets
Liabilities	—	—	(242)	(242)	—	(242)	—
Included in other accrued expenses

(1)	Other long-term investments as of September 27, 2019 include an investment that is not carried at fair value including an equity method investment of $1.7 million.
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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for twelve months or greater as of December 27, 2019 and September 27, 2019 (in thousands):

	December 27, 2019				September 27, 2019
	Less Than 12 Months		12 Months Or Greater		Less Than 12 Months		12 Months Or Greater
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$4,298	$(2)	$—	$—	$300	$—	$—	$—
U.S. agency securities	333	—	4,797	(1)	—	—	4,787	(9)
Government bonds	38,385	(21)	—	—	1,426	—	—	—
Commercial paper	11,787	(9)	—	—	—	—	—	—
Corporate bonds	36,756	(100)	11,374	(10)	7,647	(3)	27,078	(32)
Municipal debt securities	3,968	(2)	—	—	9,552	(13)	900	—
Total	$95,527	$(134)	$16,171	$(11)	$18,925	$(16)	$32,765	$(41)
Although we had certain securities that were in an unrealized loss position as of December 27, 2019, we expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at either December 27, 2019 or September 27, 2019 to represent an other–than–temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of December 27, 2019 and September 27, 2019, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	December 27, 2019		September 27, 2019
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$192,373	$192,537	$238,186	$238,354
Due in 1 to 2 years	57,931	58,481	93,948	94,899
Due in 2 to 3 years	81,337	81,744	81,793	82,957
Total	$331,641	$332,762	$413,927	$416,210

6. Property, Plant, & Equipment
Property, plant, and equipment are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our consolidated statements of operations. PP&E consist of the following (in thousands):

	December 27, 2019	September 27, 2019
Land	$41,980	$41,918
Buildings and building improvements	283,462	282,924
Leasehold improvements	67,253	66,730
Machinery and equipment	127,183	128,525
Computer equipment and software	219,773	219,455
Furniture and fixtures	31,571	34,191
Equipment provided under operating leases	174,155	161,372
Construction-in-progress	32,251	19,616
Property, plant, and equipment, gross	977,628	954,731
Less: accumulated depreciation	(428,133)	(417,299)
Property, plant, & equipment, net	$549,495	$537,432

7. Leases

As Lessee

As a lessee, we enter into contracts to access and utilize office space, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries. We determine if a contract contains a lease based on whether we have the right to obtain substantially all of the economic benefits from the use of an identified asset and whether we have the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which we do not own. Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our Incremental Borrowing Rate ("IBR"), because the interest rate implicit in most of our leases is not readily determinable. The IBR is a hypothetical rate based on our understanding of what our credit rating would be to borrow and resulting interest we would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. Lease payments may be fixed or variable, however, only fixed payments are included in our lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.

The lease term of operating leases vary from less than a year to 11 years. We have leases that include one or more options to extend the lease term for up to 8 years as well as options to terminate the lease within one year. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

The components of lease expense were as follows (in thousands):

Fiscal Quarter Ended
December 27, 2019
Lease cost
Operating lease cost	5,356
Variable lease cost	394
Total lease cost	5,750

Supplemental cash flow information related to leases was as follows (in thousands):

Fiscal Quarter Ended
December 27, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,241
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	12,816

Supplemental balance sheet information related to leases was as follows:

December 27, 2019
Weighted-average remaining lease term
Operating leases	7.3 years
Weighted-average discount rate
Operating leases	3.4%

The following table presents the maturity analysis of lease liabilities (in thousands):

	December 27, 2019	September 27, 2019
	Operating Leases	Operating Leases
Remainder of Fiscal 2020	15,386	17,231
Fiscal 2021	13,643	9,329
Fiscal 2022	11,336	7,191
Fiscal 2023	9,375	6,218
Fiscal 2024	6,703	4,499
Thereafter	29,320	12,355
Total undiscounted lease payments	85,763	56,823
Less: imputed interest	(12,174)
Total lease liabilities	73,589

As Lessor
As a lessor, we lease our Dolby Cinema product solution to exhibitors, Dolby Voice equipment to cloud conferencing service providers, and a real estate property. The terms of these leases vary from 4 to 10 years. Lease components consist of fixed payments and/or variable lease payments based on contracted percentages of revenue. Generally, leases do not grant any right to the lessee to purchase the underlying asset at the end of the lease term, with the exception of certain leases of Dolby Voice equipment for which the customer has the option to purchase the equipment at fair value. Dolby Cinema lease arrangements have options to extend the lease term at expiration by increments ranging from 1 to 5 years.
Assets provided under an operating lease are carried at cost within property, plant and equipment and depreciated over the lease term using the straight-line method. Fixed operating lease payments are recognized on a straight-line basis over the lease term to other income for our real estate property and to revenue for all other leases. Variable lease payments received under our Dolby Cinema operating leases are computed as shares of lessees' box office revenues and recognized to revenue in the period that box office sales occur. Lease incentive payments we make to lessees are amortized as a reduction in revenue over the lease term. For the quarter ended December 27, 2019, variable operating lease income was $7.3 million and fixed operating lease income was $0.7 million.

If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant and equipment and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment was determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. At December 27, 2019, the unguaranteed residual value of sales-type leases was $0.7 million. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease and any variable lease payments, which is not material and not included in the net investment in the lease.
The following table presents the maturity analysis of lease payments due to Dolby (in thousands):

	December 27, 2019
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2020	1,669	4,059
Fiscal 2021	2,227	1,595
Fiscal 2022	2,227	1,595
Fiscal 2023	2,153	1,595
Fiscal 2024	1,107	795
Thereafter	—	790
Total undiscounted cash flows	9,383	10,429
Less: present value of lease payments (recognized as lease receivables)		(8,095)
Difference		2,334

8. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 27, 2019	$334,829
Acquired goodwill	—
Translation adjustments	614
Balance at December 27, 2019	$335,443

Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	December 27, 2019			September 27, 2019
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$340,519	$(183,283)	$157,236	$338,075	$(176,867)	$161,208
Customer relationships	64,718	(46,417)	18,301	64,728	(45,510)	19,218
Other intangibles	22,942	(22,498)	444	22,902	(22,437)	465
Total	$428,179	$(252,198)	$175,981	$425,705	$(244,814)	$180,891

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
With regard to our purchase of intangible assets during the periods presented, the following table summarizes the consideration paid, the weighted-average useful lives over which the acquired assets will be amortized using the greater of either the straight-line basis or a ratio-to-revenue method, and the classification of their amortized expense in our consolidated statements of operations:

Fiscal Period	Total Purchase Consideration (1)	Weighted-Average Useful Life
	(in millions)	(in years)
Fiscal 2019
Q1 - Quarter ended December 28, 2018	$12.1	11.6
Fiscal 2020
Q1 - Quarter ended December 27, 2019	$2.9	14.0
(1) Amortization expense on the intangible assets from patent portfolio and business acquisitions is included within cost of revenue, R&D, and G&A in our consolidated statements of operations.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D, S&M, and G&A expenses in our consolidated statements of operations. Amortization expense was $7.2 million and $6.6 million in the first quarter of fiscal 2020 and 2019, respectively. As of December 27, 2019, estimated amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2020	$22,346
2021	29,585
2022	27,580
2023	23,898
2024	22,273
Thereafter	50,299
Total	$175,981

9. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We have issued stock-based awards in the form of stock options and restricted stock units ("RSUs") under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At December 27, 2019, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At December 27, 2019, we had 64,649,011 shares of Class A common stock and 36,229,820 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
On December 15, 2018, we granted PSOs to our executive officers exercisable for an aggregate of 241,100 shares at the target award amount, which would be exercisable up to an aggregate of 301,375 shares at 125% of the target award amount. On December 15, 2017, we granted PSOs to our executive officers exercisable for an aggregate of 264,000 shares at the target award amount, which would be exercisable up to an aggregate of 330,000 shares at 125% of the target award amount. On December 15, 2016, we granted PSOs to our executive officers exercisable for an aggregate of 276,199 shares at the target award amount, which vested in December 2019 at 95% of the target award amount, for an aggregate of 240,539. On December 15, 2015, we granted PSOs to our executive officers, which vested in December 2018 at 125% of the target award amount, for an aggregate of 334,623 shares. As of December 27, 2019, PSOs which would be exercisable for an aggregate of 745,639 shares at the target award amount (1,169,120 at 125% of the target award amount) were outstanding.
Performance-Based Restricted Stock Units (PSUs).    In the first quarter of fiscal 2020, we began granting PSUs to our executive officers with shares of our Class A common stock underlying such awards. The terms of the PSU Agreement adopted in the first quarter fiscal 2020 provide for the grant of performance-based restricted stock units to our executive officers contingent on Dolby's achievement of annualized TSR targets measured against a comparator index over a three-year performance period following the date of grant. Anywhere from 0% to 200% of eligible restricted stock units may vest based on achievement of the performance conditions at the end of the three-year performance period. As of December 27, 2019, PSUs which would vest for an aggregate of 62,000 shares at the target amount (124,000 at 200% of the target award amount) were outstanding.
In valuing the PSUs which will be recognized as compensation cost, we used a Monte Carlo valuation model. Compensation cost is being amortized on a straight-line basis over the requisite service period.

The following table summarizes information about all stock options issued under our 2005 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 27, 2019	7,201	$48.03
Grants	1,058	68.41
Exercises	(441)	38.92
Forfeitures and cancellations	(23)	60.18
Options outstanding at December 27, 2019	7,795	51.28	6.60	$132,844
Options vested and expected to vest at December 27, 2019	7,369	50.45	6.48	131,897
Options exercisable at December 27, 2019	4,633	$43.13	5.43	116,784

(1)	Aggregate intrinsic value is based on the closing price of our Class A common stock on December 27, 2019 of $68.34 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers, and employees under our 2005 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vested over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vested over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2005 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria, although no such awards had been granted as of December 27, 2019. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our Class A common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2005 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 27, 2019	2,805	$58.84
Granted	1,214	66.28
Vested	(897)	51.77
Forfeitures	(43)	59.23
Non-vested at December 27, 2019	3,079	$62.39

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
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended
	December 27, 2019	December 28, 2018
Expected life (in years)	4.91	4.90
Risk-free interest rate	1.7%	2.7%
Expected stock price volatility	23.9%	22.9%
Dividend yield	1.3%	1.1%

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
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended
	December 27, 2019	December 28, 2018
Compensation expense - by type
Stock options	$4,546	$5,022
Restricted stock units	16,967	15,375
Employee stock purchase plan	1,101	1,085
Total stock-based compensation	22,614	21,482
Benefit from income taxes	(3,594)	(3,760)
Total stock-based compensation, net of tax	$19,020	$17,722

Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended
	December 27, 2019	December 28, 2018
Compensation expense - by classification
Cost of products and services	$543	$488
Research and development	6,987	6,241
Sales and marketing	8,174	8,217
General and administrative	6,910	6,536
Total stock-based compensation expense	22,614	21,482
Benefit from income taxes	(3,594)	(3,760)
Total stock-based compensation, net of tax	$19,020	$17,722

The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended
	December 27, 2019	December 28, 2018
Tax benefit - shares issued under ESPP	$202	$142

Unrecognized Compensation Expense.    At December 27, 2019, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $33.2 million, which is expected to be recognized over a weighted-average period of 2.7 years. At December 27, 2019, total unrecorded compensation expense associated with RSUs expected to vest was approximately $156.8 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of December 27, 2019 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Total	$2,000,000

Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of December 27, 2019, the remaining authorization to purchase additional shares is approximately $331 million.

The following table provides information regarding share repurchase activity under the program during fiscal 2020:

Quarterly Repurchase Activity	Shares Repurchased	Cost in thousands (1)	Average Price Paid Per Share (2)

Q1 - Quarter ended December 27, 2019	432,042	$30,003	$69.44
Total	432,042	$30,003

(1)	Cost of share repurchases includes the price paid per share and applicable commissions.

(2)	Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program in relation to fiscal 2020:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2020
Q1 - Quarter ended December 27, 2019	January 29, 2020	February 10, 2020	February 20, 2020	$0.22	$22.2 million	(1)

(1)	The amount of the dividend payment is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

10. Accumulated Other Comprehensive Income
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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended December 27, 2019
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$2,198	$—	$(22,823)	$(20,625)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	(2,209)	315	—	(1,894)
Foreign currency translation gains/(losses) (1)	—	—	3,403	3,403
Income tax effect - benefit/(expense)	—	(37)	40	3
Net of tax	(2,209)	278	3,443	1,512
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (1)	1,308	6	—	1,314
Income tax effect - benefit/(expense) (2)	(261)	—	—	(261)
Net of tax	1,047	6	—	1,053
Net current-period other comprehensive income/(loss)	(1,162)	284	3,443	2,565
Ending Balance	$1,036	$284	$(19,380)	$(18,060)

	Fiscal Quarter Ended December 28, 2018
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(2,948)	$—	$(12,884)	$(15,832)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	931	—	—	931
Foreign currency translation gains/(losses) (1)	—	—	(3,577)	(3,577)
Income tax effect - benefit/(expense)	—	—	—	—
Net of tax	931	—	(3,577)	(2,646)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (1)	(201)	—	—	(201)
Income tax effect - benefit/(expense) (2)	40	—	—	40
Net of tax	(161)	—	—	(161)
Net current-period other comprehensive income/(loss)	770	—	(3,577)	(2,807)
Ending Balance	$(2,178)	$—	$(16,461)	$(18,639)

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
11. Earnings Per Share
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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended
	December 27, 2019	December 28, 2018
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$48,753	$98,219

Denominator:
Weighted-average shares outstanding—basic	100,336	102,677
Potential common shares from options to purchase common stock	1,711	2,251
Potential common shares from restricted stock units	1,020	1,202
Potential common shares from ESPP	11	—
Weighted-average shares outstanding—diluted	103,078	106,130

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.49	$0.96
Diluted	$0.47	$0.93

Antidilutive awards excluded from calculation:
Stock options	2,623	1,583
Restricted stock units	8	10
ESPP	3	—

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefit
As of December 27, 2019, the total amount of gross unrecognized tax benefits was $110.2 million, of which $74.5 million, if recognized, would reduce our effective tax rate. As of September 27, 2019, the total amount of gross unrecognized tax benefits was $108.5 million, of which $72.8 million, if recognized, would reduce our effective tax rate. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.
Effective Tax Rate
Each period, a combination of different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions, that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the first quarter of fiscal 2020 was 10.8% or a tax expense of $5.9 million, compared to our Federal statutory rate of 21%. The decrease from the Federal statutory rate was primarily due to tax benefits relating to stock-based compensation. Compared to our effective tax rate in the first quarter of fiscal 2019 of (32.5)% or a tax benefit of $24.1 million, the increase in our tax expense was primarily due to a benefit in fiscal 2019 related to a reduction to our provisional Tax Act amount which did not recur in fiscal 2020.

13. Restructuring
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
As a result of these events, we recorded a total of $36.6 million in restructuring costs in fiscal 2019 and they are reflected as such in the accompanying consolidated statement of operations. The table presented below summarizes changes in restructuring accruals under these plans (in thousands):

	Severance	Leased facility exit costs	Fixed assets write-off	Other associated costs	Total
Balance at September 28, 2018	$—	$—	$—	$124	$124
Restructuring charges/(credits)	3,134	18,261	15,216	(53)	36,558
Cash payments	(3,006)	(4,577)	—	(130)	(7,713)
Non-cash and other adjustments	—	2,039	(15,216)	59	(13,118)
Balance at September 27, 2019	$128	$15,723	$—	$—	$15,851
Restructuring charges	—	675	—	—	675
Cash payments	(72)	(8,502)	—	—	(8,574)
Non-cash and other adjustments	158	24	—	—	182
Balance at December 27, 2019	$214	$7,920	$—	$—	$8,134

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

15. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of December 27, 2019 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Naming rights	$3,954	$8,008	$8,108	$8,209	$8,312	$70,344	$106,935
Purchase obligations	23,161	4,615	2,176	—	—	—	29,952
Donation commitments	4,077	141	141	141	141	1,059	5,700
Total	$31,192	$12,764	$10,425	$8,350	$8,453	$71,403	$142,587

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

OVERVIEW
Dolby Laboratories creates audio and imaging technologies that transform entertainment and communications at the cinema, at home, at work, and on mobile devices. Founded in 1965, our strengths stem from expertise in analog and digital signal processing and digital compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multiple offerings that enable more immersive sound for cinema, digital television transmissions and devices, mobile devices, OTT video and music services, DVD and Blu-ray Discs, speaker products, PCs, and gaming consoles. Today, we derive the majority of our revenue from licensing our audio technologies. We also derive revenue from licensing our consumer imaging and communication technologies, as well as audio and imaging technologies for premium cinema offerings in collaboration with exhibitors. Finally, we provide products and services for a variety of applications in the cinema, broadcast, communications, and home entertainment markets.
OUR STRATEGY
Key elements of our strategy include:
Advancing the Science of Sight and Sound. We apply our understanding of the human senses, audio, and imaging engineering to develop technologies aimed at improving how people experience and interact with their entertainment and communications content.
Providing Creative Solutions. We promote the use of our solutions as creative tools, and provide our products, services, and technologies to filmmakers, musical artists, sound mixers, and other content creators and providers. Our tools help showcase the quality and impact of their efforts and intent, which in turn may generate market demand.
Delivering Superior Experiences. Our technologies and solutions optimize playback and communications so that users may enjoy richer, clearer, and more immersive sound and sight experiences.
REVENUE GENERATION
We have active licensing arrangements with over 500 electronics product OEMs and software developers. As of December 27, 2019, we had approximately 11,900 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,200 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
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

Dolby Digital®	A digital audio coding technology that provides multichannel sound to a variety of media applications.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision®	An imaging technology combining high dynamic range and dynamic metadata to deliver higher color contrast, brighter contrast, and improved details for cinema and a wide range of media devices.
Dolby Voice®	An audio conferencing technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended
Market	December 27, 2019	December 28, 2018	Main Offerings Incorporating Our Technologies
Broadcast	40%	38%	STBs & Televisions
Mobile	13%	13%	Smartphones & Tablets
CE	19%	17%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, DVDs, & HTIBs
PC	12%	9%	Windows and macOS operating systems
Other	16%	23%	Gaming consoles, Auto DVD, Dolby Cinema, & Dolby Voice
Total	100%	100%
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
Recoveries.    Licensing revenue recognized in any given quarter may include previous quarters' revenue from licensees and or settlements with third parties. Within the Results of Operations section of Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," previous quarters' revenue and settlements are collectively referred to as "recoveries." Such recoveries have become a recurring element of our business and are particularly subject to fluctuation and unpredictability.
Collaboration Arrangements.
Dolby Cinema: We partner with exhibitors to deliver a premium cinema offering with Dolby Vision and Dolby Atmos at new and pre-existing venues. We receive a share of revenue at Dolby Cinema sites through box office receipts at the installed theaters, which is recognized as licensing revenue. In some instances, we also receive fixed or minimum amounts upfront, which are accounted for in our products and services revenue, when the appropriate parameters are met.
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

EXPANDING OUR LEADERSHIP IN AUDIO AND IMAGING ENTERTAINMENT EXPERIENCES
AUDIO AND IMAGING LICENSING
The majority of our licensing revenue is derived from the licensing of audio and imaging technologies for premium entertainment playback. Our audio technologies are primarily comprised of DD+, Dolby Atmos, AC-4, and our AAC and HE-AAC technologies and related patent licensing programs. Our imaging technologies are primarily comprised of Dolby Vision and our AVC and HEVC technologies and related patent licensing programs. The following are certain highlights of our first quarter of fiscal 2020 and key challenges related to audio and imaging licensing, by market.
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
We continue to see increased adoption of Dolby Vision and Dolby Atmos in the broadcast market. At CES in January 2020, partners Skyworth, Sony, and Hisense each launched new TV lineups supporting the combined Dolby Vision and Dolby Atmos experience. Also at CES, we launched Dolby Vision IQ along with our TV partners LG and Panasonic. Dolby Vision IQ automatically adjusts the TV picture according to the surrounding light and the type of content being viewed, creating a more optimized viewing experience.
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
The breadth of mobile devices supporting Dolby technologies continues to increase globally. Apple's latest iOS devices support the combined experience of Dolby Vision and Dolby Atmos. In the first quarter of fiscal 2020, TIDAL launched support for Dolby Atmos music within their HiFi streaming service, which consumers can experience on Dolby Atmos-enabled Android devices, such as Samsung and Oppo mobile phones.
Key Challenges: Growth in this market is dependent on several factors. Due to short product life cycles, mobile device OEMs can readily add or remove certain of our technologies from their devices. Our success depends on our ability to address the rapid pace of change in mobile devices, and we must continuously collaborate with mobile device OEMs to incorporate our technologies. Additionally, we must continue to support the development and distribution of Dolby content via various ecosystems. We rely on a small number of partnerships with key participants in the mobile market. If we are unable to maintain these key relationships, we may experience a decline in mobile devices incorporating our technologies. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted.
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
In the first quarter of fiscal 2020, a number of streaming services supporting Dolby Vision and Dolby Atmos enabled content were launched in the market, including Disney+ and Apple TV+. Additional OTT services currently supporting the combined experience of Dolby Vision and Dolby Atmos include Netflix, Amazon, Tencent, and iQiYi, offering a growing collection of content available in Dolby Vision and in Dolby Atmos.
In addition, during the first quarter of fiscal 2020, the first Dolby Atmos enabled smart speaker, the Amazon Echo Studio, was released in the market along with the Amazon HD music service.
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
In the PC market, we continue to see more PC models supporting Dolby Vision and Dolby Atmos. At CES, Lenovo launched their new lineup of PCs that support the combined Dolby Vision and Dolby Atmos experience, and ASUS announced their first gaming laptops supporting Dolby Atmos. Currently, there are several other computer models available in the market supporting Dolby Vision and Dolby Atmos from partners such as Apple, Dell, and Samsung.
Key Challenges: PC revenues have been impacted by a decline in the portion of PCs that have optical disc functionality in recent years, which has resulted in a decline in our ASPs, and we expect this decline in ASPs to continue. If declining conditions and trends persist, and OEMs do not incorporate our technologies in current and future products, our PC revenues will face continuing downward pressure. We must continuously collaborate and maintain our key partnership relationships with PC manufacturers to incorporate our technologies, and we must continue to support the development and distribution of Dolby content via various ecosystems.
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
CINEMA AND OTHER
Cinema Products & Services

Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers and audio processors to cinema exhibitors globally. We continue to see adoption of Dolby Atmos by studios, content creators, post-production facilities, and exhibitors. As of the end of the first quarter of fiscal 2020, there were over 5,000 Dolby Atmos-enabled screens installed or committed across 90 countries around the world, and over 1,600 Dolby Atmos theatrical titles announced or released.
We also offer a variety of newer cinema products, which include the IMS3000, an integrated imaging and audio server with Dolby Atmos, the Dolby Multichannel Amplifier, and our high-power flexible line of speakers. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost effective than what was previously available to them.
Key Challenges: Demand for our cinema products is dependent upon industry and economic cycles and box office performance generally, along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in international markets, such as China, which are subject to economic risks as well as geo-political risks. To the extent that these factors persist or worsen, we may be faced with pricing pressures or competing technologies, which would affect our revenue. Additionally, international markets are subject to current event risks such as fears of pandemic disease outbreaks, which could provoke responses, including government-imposed travel restrictions, which could negatively affect consumer demand and the business we do in these markets.
Dolby Cinema
Highlights: We continued to expand our global presence for Dolby Cinema with new partnerships. At the end of the fiscal quarter, we had over 245 Dolby Cinema locations in operation across 11 countries. The breadth of motion pictures for Dolby Cinema continues to grow with over 300 theatrical titles in Dolby Vision and Dolby Atmos having been announced or released from all the major studios.
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
Dolby Voice
Highlights: We continue to focus on expanding Dolby Voice’s availability to the global market for audio and video conferencing services. Our newest audio and video conferencing offering is Dolby Voice Room, which is aimed at customers in the growing huddle room space. We continue to see growth in Dolby Voice Room including the "Room as a Service" offering, which enables our customers access to our partner's conferencing services with our Dolby Voice Room solution for a monthly subscription fee.
Key Challenges: Our success in this market will depend on the number of service providers and enterprise customers we are able to attract, the volume of products that we are able to sell, and the volume of usage of the service.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of the critical accounting policies that involve significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management's Discussion and Analysis of Financial Condition and Results in our fiscal 2019 Annual Report on Form 10-K filed with the SEC. There have been no material changes to the critical accounting policies from those included in our fiscal 2019 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
For each line item included on our interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). Note that adjustments related to previously under-reported sales-based royalties as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Quarter Ended		Change
Licensing	December 27, 2019	December 28, 2018	$	%
Revenue	$257,683	$260,279	$(2,596)	(1)%
Percentage of total revenue	88%	86%
Cost of licensing	12,342	11,397	945	8%
Gross margin	245,341	248,882	(3,541)	(1)%
Gross margin percentage	95%	96%

Current Quarter: Q1 2020 vs. Q1 2019

Factor	Revenue		Gross Margin
PC	á	Higher revenues from recoveries and higher adoption of our newer technologies in more PC models	ßà	No significant fluctuations
Other	â	Lower revenues from automotive recoveries and gaming
CE	á	Higher adoption of our technologies, driven by higher volume of DMAs
Broadcast	á	Higher recoveries and higher revenues from increased adoption
Mobile	ßà	Higher adoption of our technologies, offset by lower recoveries

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

	Fiscal Quarter Ended		Change
Products and Services	December 27, 2019	December 28, 2018	$	%
Revenue	$34,194	$42,097	$(7,903)	(19)%
Percentage of total revenue	12%	14%
Cost of products and services	24,973	27,232	(2,259)	(8)%
Gross margin	9,221	14,865	(5,644)	(38)%
Gross margin percentage	27%	35%

Current Quarter: Q1 2020 vs. Q1 2019

Factor	Revenue		Gross Margin
Products	â	Prior period included revenue from Dolby Cinema sales-type leases (hybrid agreements), partially offset by higher units of Dolby Voice products and cinema equipment	â	Lower margins due to less revenue from Dolby Cinema hybrid agreements which are typically higher in gross margin relative to other product sales
Services	ßà	No significant fluctuations	á	Higher utilization of available capacity
Operating Expenses
Research & Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change
	December 27, 2019	December 28, 2018	$	%
Research and development	$57,650	$58,647	$(997)	(2)%
Percentage of total revenue	20%	19%

Current Quarter: Q1 2020 vs. Q1 2019

Category	Key Drivers
Research & Development	ßà	No significant fluctuations

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

	Fiscal Quarter Ended		Change
	December 27, 2019	December 28, 2018	$	%
Sales and marketing	$95,118	$85,602	$9,516	11%
Percentage of total revenue	33%	28%

Current Quarter: Q1 2020 vs. Q1 2019

Category	Key Drivers
Marketing Programs	á	Higher costs related to marketing efforts for growth initiatives and company branding activities
Legal, Professional, & Consulting	á	Increased IP related activities aimed at revenue generation

General & Administrative

G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change
	December 27, 2019	December 28, 2018	$	%
General and administrative	$52,529	$50,813	$1,716	3%
Percentage of total revenue	18%	17%

Current Quarter: Q1 2020 vs. Q1 2019

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change
	December 27, 2019	December 28, 2018	$	%
Other income/(expense)	$5,864	$5,583	$281	5%
Percentage of total revenue	2%	2%

Current Quarter: Q1 2020 vs. Q1 2019

Category	Key Drivers
Other Income/Expense	ßà	No significant fluctuations
Income Taxes

Our effective tax rate is based on our annual fiscal year results and is affected each period-end by several factors. These include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions that may occur in, but are not necessarily consistent between, periods. For additional information related to effective tax rates, see Note 12 “Income Taxes” to our unaudited interim condensed consolidated financial statements.

	Fiscal Quarter Ended
	December 27, 2019	December 28, 2018
(Provision for)/benefit from income taxes	$(5,863)	$24,104
Effective tax rate	10.8%	(32.5)%

Current Quarter: Q1 2020 vs. Q1 2019

Factor	Impact On Effective Tax Rate
Enactment of Tax Act	á	Lower tax expense in the prior year due to a discrete tax benefit from adjustments to the Tax Reform Transition Tax
Stock-Based Compensation	â	Higher benefit related to the settlement of stock-based awards

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of December 27, 2019, we had cash and cash equivalents of $741.4 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $312.0 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities.
The following table presents selected financial information as of December 27, 2019 and September 27, 2019 (amounts displayed are in thousands):

	December 27, 2019	September 27, 2019
Cash and cash equivalents	$741,429	$797,210
Short-term investments	170,234	119,146
Long-term investments	141,720	179,587
Accounts receivable, net	191,001	189,115
Accounts payable and accrued liabilities	255,752	283,356
Working capital	1,107,549	1,074,687
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
Shareholder Return
We have returned cash to stockholders through repurchases of Class A common stock under our repurchase program initiated in fiscal 2010 and our quarterly dividend program initiated in fiscal 2015. Refer to Note 9 "Stockholders' Equity & Stock-Based Compensation" to our unaudited interim condensed consolidated financial statements for a summary of dividend payments made under the program during fiscal 2020 and additional information regarding our stock repurchase program.
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $1.7 billion of stock repurchases.
Quarterly Dividend Program. During the first quarter of fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. For fiscal 2020, current quarterly dividends of $0.22 per share are paid on our Class A and Class B common stock to eligible stockholders of record.

Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (amounts displayed in thousands, except as otherwise noted).
Operating Activities

	Fiscal Quarter Ended
	December 27, 2019	December 28, 2018
Net cash provided by operating activities	$31,159	$56,952
Net cash provided by operating activities decreased $25.8 million in the fiscal quarter-to-date period ended December 27, 2019 as compared to the fiscal quarter-to-date period ended December 28, 2018, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	â	Lower revenues and increased expenses compared to the prior year
Deferred Income Taxes	á	Prior period deferred tax asset activity included an additional tax benefit related to adjustments to the Tax Reform Transition Tax
Investing Activities

	Fiscal Quarter Ended
	December 27, 2019	December 28, 2018
Net cash used in investing activities	$(37,407)	$(41,566)
Net cash used in investing activities was $4.2 million lower in the fiscal quarter-to-date period ended December 27, 2019 as compared to the fiscal quarter-to-date period ended December 28, 2018, primarily due to the following:

Factor	Impact On Cash Flows
Intangible Asset Acquisitions	â	Lower outflows for purchases of intangible assets
Financing Activities

	Fiscal Quarter Ended
	December 27, 2019	December 28, 2018
Net cash used in financing activities	$(48,276)	$(138,431)
Net cash used in financing activities was $90.2 million lower in the fiscal quarter-to-date period ended December 27, 2019 as compared to the fiscal quarter-to-date period ended December 28, 2018, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	á	Lower outflows from common stock repurchases
Common Stock Issuance	á	Higher inflows from employee stock option exercises
Off-Balance Sheet Arrangements and Contractual Obligations
Our liquidity is not dependent upon the use of off-balance sheet financing arrangements, and we have not entered into any arrangements that are expected to have a material effect on liquidity or the availability of capital resources. Since the end of our most recent fiscal year ended September 27, 2019, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business. For additional details regarding our contractual obligations, see Note 15 “Commitments & Contingencies” to our unaudited interim condensed consolidated financial statements.

Indemnification Clauses
We are party to certain contractual agreements under which we have agreed to provide indemnification of varying scope and duration to the other party relating to our licensed IP. Historically, we have not made any payments for these indemnification obligations and no amounts have been accrued in our consolidated financial statements with respect to these obligations. Since the terms and conditions of the indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. In addition, we have entered into indemnification agreements with our officers, directors, and certain employees, and our certificate of incorporation and bylaws contain similar indemnification obligations. For additional details regarding indemnification clauses within our contractual agreements, see Note 15 “Commitments & Contingencies” to our unaudited interim condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of December 27, 2019, we had cash and cash equivalents of $741.4 million, which consisted of cash, commercial paper, and highly liquid money market funds. In addition, we had both short and long-term investments of $312.0 million, which consisted primarily of municipal debt securities, corporate bonds, government bonds, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At December 27, 2019, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately fourteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of December 27, 2019, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $3.5 million and $1.7 million, respectively.
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

We maintain a cash flow hedge program using forward currency contracts to reduce the impact of currency volatility on U.S. dollar operating expenses and margins. The effective portions of cash flow hedges are recorded at fair value with changes in the fair value as a component in AOCI, until the hedged item is recognized in earnings. Amounts in AOCI are expected to be released to the same line item in the consolidated statements of operations concurrently with the hedged costs, within the next twelve months.
We also enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure and selected anticipated expenses. The contracts hedging receivables and payables are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. The contracts hedging foreign currency denominated operating expenses are carried at fair value with changes in the fair value recorded to other comprehensive income until the hedged expenses are reported in our consolidated statements of operations. As of December 27, 2019 and September 27, 2019, the outstanding derivative instruments had maturities of equal to or less than 12 months, and the total notional amounts of outstanding contracts were $106.8 million and $29.0 million, respectively.

For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of December 27, 2019. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of spot exchange rates relative to the U.S. dollar. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $7.3 million. Conversely, a 10% decrease of the U.S. dollar against all currencies would result in an increase in the fair value of these financial instruments by $7.3 million.
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
Changes in Internal Control Over Financial Reporting
The Company adopted ASC 842, "Leases" beginning September 28, 2019. As a result of this adoption, we implemented new processes and internal controls over financial reporting during the fiscal quarter ended December 27, 2019 that have materially affected, or are reasonably likely to materially affect, or internal control over financial reporting.

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
Trends in Media Content Distribution. For many years, a large portion of media content distribution has been through optical disc media, such as DVD and Blu-ray Disc, and cable and satellite television providers. However, the rapid advancement of online and mobile content delivery has resulted in a trend toward downloading and streaming services, resulting in decreased royalty revenue in certain of our end device markets.

We expect the shift away from optical disc media to continue to result in a decline in revenue from the sale of devices that include DVD and Blu-ray Disc players. For example, the number of PCs that include optical disc drives has decreased significantly in recent years. Because PC OEMs are required to pay us a higher per-unit royalty for Windows PCs that include optical disc playback functionality than Windows PCs that do not include such functionality, the continued decreasing inclusion of optical disc drives in PCs will result in lower per-unit royalties.

Further, consumers in certain markets are shifting away from subscription-based cable and satellite television providers toward streaming services, commonly referred to as “cord-cutting.” While cable and satellite television often require a STB, today consumers can also access streaming media through smart TVs or DMA devices. As consumers trend toward canceling subscriptions to these traditional cable and satellite providers and turn to streaming media, we expect demand for STBs in certain regions to continue to decline. If we are unable to derive additional revenue from the smart TV and DMA markets to make up for decreases in our STB-related revenue, our financial results may be negatively impacted.
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
PC Industry Risks. Revenue from our PC market depends on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included on computers, including through operating systems, the inclusion of optical disc drives or otherwise, and the terms of any royalties or other payments we receive. Further, we rely on a small number of partnerships with key participants in the PC market. If we are unable to maintain these key relationships, we may experience a decline in PCs incorporating our technologies.
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
Reliance on Distributors. We rely significantly on a global network of independent, regional distributors to market and distribute our cinema, broadcast and voice products. Our distributor arrangements are non-exclusive and our distributors are not obligated to buy our products and can represent competing products, and they may be unwilling or unable to dedicate the resources necessary to promote our portfolio of products. Our distributors could retain product channel inventory levels that exceed future anticipated sales, which could affect our future sales to those distributors. In addition, failure of our distributors to adhere to our policies designed to promote compliance with global anticorruption laws, export controls, and local laws, could subject us to criminal or civil penalties and stockholder litigation.
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

The first topic related to ASC 606 that significantly impacts us involves multi-year contracts. Most of our licensing arrangements with customers currently involve multi-year contracts.  Under ASC 606, certain terms and conditions (such as “minimum volume commitments”) are more likely to result in upfront revenue recognition (i.e., upon execution of the contract).

The second topic related to ASC 606 that significantly impacts us involves our estimation of shipments on which we generate sales–based royalties. Under ASC 606, we recognize a material portion of our licensing revenue based on our estimate of shipments to which we expect our licensees to submit royalty statements. Upon receipt of actual reporting of sales based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. This may cause volatility in our quarterly figures because of the estimation process and the corresponding true-up adjustments, which we disclose.

Our reporting practices under ASC 606 could significantly affect our results of operations to the extent that actual revenues differ significantly from estimated revenues, or that we are required to accelerate recognition of revenue under certain arrangements, potentially causing the amount of revenue we recognize to vary materially from quarter to quarter. While the adoption of ASC 606 does not change the cash flows or total revenues we receive from our contracts with customers, it could result in changes to the timing of our reported revenue and income, which in turn could cause volatility in the price of our Class A common stock.

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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of December 27, 2019, we had approximately 11,900 issued patents in addition to approximately 4,100 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through February 2044. If we are unable to expand on our patent portfolio or refresh our technology with new patented inventions, our revenues could decline.
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
A variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the California Consumer Privacy Act of 2018, or CCPA, which went into effect on January 1,

2020, may require us (among other obligations) to modify certain of our information practices, provide new disclosures to California consumers, and afford such consumers various privacy rights. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.
Fluctuations in Foreign Currency Exchange Rates. We earn revenues, pay expenses, own assets and incur liabilities in foreign countries using several currencies other than the U.S. dollar. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. The majority of our revenue generated from international markets is denominated in U.S. dollars, while the operating expenses of our foreign subsidiaries are predominantly denominated in local currencies. Therefore, our operating expenses will increase when the U.S. dollar weakens against the local currency and decrease when the U.S. dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our consolidated statements of operations. Further, our hedging programs may not be effective to offset any, or more than a portion, of the adverse impact of currency exchange rate movements. Additional risks related to fluctuations in foreign currency exchange rates are described in the Foreign Currency Exchange Risk section of Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk."
Business Interruptions by Natural Disasters and Other Events Beyond Our Control. Although we maintain crisis management plans, our business operations are subject to interruption by natural disasters and catastrophic events beyond our control, including, but not limited to, earthquakes, hurricanes, typhoons, tropical storms, floods, tsunamis, fires, droughts, tornadoes, public health issues and pandemics, severe changes in climate, war, terrorism, and geo-political unrest and uncertainties. Further, outbreaks of pandemic diseases, such as coronavirus, or the fear of such events, could provoke responses, including government-imposed travel restrictions and limits on access to entertainment venues. These responses could negatively affect consumer demand and our business, particularly in international markets. Additionally, several of our offices, including our corporate headquarters in San Francisco, are located in seismically active regions. Because we do not carry earthquake insurance for earthquake–related losses and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event.

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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 63% and 60% of our revenue was derived outside of the U.S. in the fiscal quarter ended December 27, 2019 and December 28, 2018, respectively. We are subject to a number of risks related to conducting business internationally, including:

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

STOCK-RELATED ISSUES
Controlling Stockholder. At December 27, 2019, the Dolby family and their affiliates owned 1,041,855 shares of our Class A common stock and 36,146,233 shares of our Class B common stock. As of December 27, 2019, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 84.9% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, $200.0 million, $200.0 million, $350.0 million, and $350.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, October 23, 2014, January 25, 2017, July 25, 2018, and July 31, 2019, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in such amounts as we consider appropriate.
The following table provides information regarding our share repurchases made under the program during the first quarter of fiscal 2020:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
September 28, 2019 - October 25, 2019	—	—	—	$360.9 million
October 26, 2019 - November 22, 2019	289,875	69.51	289,875	$340.8 million
November 23, 2019 - December 27, 2019	142,167	69.29	142,167	$330.9 million
Total	432,042		432,042

(1)	Average price paid per share excludes commission costs.

(2)	Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith
10.1	Form of Executive Performance-Based Restricted Stock Unit Agreement				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 29, 2020

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)