Form 10-Q
period 2020-03-27
Dolby Laboratories, Inc.
filed 2020-05-04
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On April 24, 2020, the registrant had 64,434,421 shares of Class A common stock, par value $0.001 per share, and 36,224,220 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended March 27, 2020

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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 27, 2020	September 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$724,931	$797,210
Restricted cash	9,513	8,383
Short-term investments	174,859	119,146
Accounts receivable, net of allowance for doubtful accounts of $11,262 and $9,775	247,043	189,115
Contract assets	223,739	195,651
Inventories, net	28,331	32,331
Prepaid expenses and other current assets	51,156	39,704
Total current assets	1,459,572	1,381,540
Long-term investments	127,294	179,587
Property, plant, and equipment, net	551,027	537,432
Operating lease right-of-use assets	79,439	—
Intangible assets, net	167,917	180,891
Goodwill	332,979	334,829
Deferred taxes	129,252	114,075
Other non-current assets	97,353	93,395
Total assets	$2,944,833	$2,821,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,041	$15,212
Accrued liabilities	245,869	268,144
Income taxes payable	15,186	3,506
Contract liabilities	19,745	19,991
Operating lease liabilities	17,413	—
Total current liabilities	307,254	306,853
Non-current contract liabilities	25,074	24,404
Non-current operating lease liabilities	64,423	—
Other non-current liabilities	178,805	177,462
Total liabilities	575,556	508,719

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 64,422,131 shares issued and outstanding at March 27, 2020 and 63,911,270 at September 27, 2019	58	58
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,224,820 shares issued and outstanding at March 27, 2020 and 36,229,820 at September 27, 2019	41	41
Retained earnings	2,395,575	2,327,877
Accumulated other comprehensive (loss)	(31,615)	(20,625)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,364,059	2,307,351
Controlling interest	5,218	5,679
Total stockholders’ equity	2,369,277	2,313,030
Total liabilities and stockholders’ equity	$2,944,833	$2,821,749
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Revenue:
Licensing	$328,865	$310,308	$586,548	$570,587
Products and services	22,950	27,950	57,144	70,047
Total revenue	351,815	338,258	643,692	640,634

Cost of revenue:
Cost of licensing	13,243	16,074	25,585	27,471
Cost of products and services	23,587	20,501	48,560	47,733
Total cost of revenue	36,830	36,575	74,145	75,204

Gross margin	314,985	301,683	569,547	565,430

Operating expenses:
Research and development	60,086	58,625	117,736	117,272
Sales and marketing	88,485	92,694	183,603	178,296
General and administrative	60,800	47,416	113,329	98,229
Restructuring charges/(credits)	(331)	18	344	32
Total operating expenses	209,040	198,753	415,012	393,829

Operating income	105,945	102,930	154,535	171,601

Other income/expense:
Interest income	4,721	7,494	9,653	12,679
Interest expense	(25)	(32)	(97)	(77)
Other income/(expense), net	138	(390)	1,142	53
Total other income	4,834	7,072	10,698	12,655

Income before income taxes	110,779	110,002	165,233	184,256
Provision for income taxes	(22,105)	(36,427)	(27,968)	(12,323)
Net income including controlling interest	88,674	73,575	137,265	171,933
Less: net income attributable to controlling interest	(178)	(135)	(16)	(274)
Net income attributable to Dolby Laboratories, Inc.	$88,496	$73,440	$137,249	$171,659

Net income per share:
Basic	$0.88	$0.72	$1.36	$1.68
Diluted	$0.86	$0.70	$1.33	$1.63
Weighted-average shares outstanding:
Basic	100,854	102,141	100,595	102,409
Diluted	102,773	104,587	103,133	105,529

Related party rent expense:
Included in operating expenses	$78	$768	$148	$1,648
Included in net income attributable to controlling interest	$327	$176	$221	$352

Cash dividend declared per common share	$0.22	$0.19	$0.44	$0.38
Cash dividend paid per common share	$0.22	$0.19	$0.44	$0.38
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Net income including controlling interest	$88,674	$73,575	$137,265	$171,933
Other comprehensive income:
Currency translation adjustments, net of tax expense/(benefit) of ($40), $0, $0, and $0	(10,191)	2,015	(6,571)	(1,713)
Unrealized gains/(losses) on investments, net of tax expense/(benefit) of $54, $84, ($207), and $124	273	2,098	(889)	2,868
Unrealized gains on cash flow hedges, net of tax of $37, $0, $0, and $0	(4,008)	—	(3,724)	—
Total other comprehensive income/(loss), net of tax	(13,926)	4,113	(11,184)	1,155

Total comprehensive income	74,748	77,688	126,081	173,088
Less: comprehensive (income)/loss attributable to controlling interest	193	(292)	178	(280)
Comprehensive income attributable to Dolby Laboratories, Inc.	$74,941	$77,396	$126,259	$172,808
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Fiscal Quarter-To-Date
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at December 27, 2019	$99	$—	$2,351,251	$(18,060)	$2,333,290	$5,411	$2,338,701
Net income	—	—	88,496	—	88,496	178	88,674
Other comprehensive loss, net of tax	—	—	—	(13,555)	(13,555)	(371)	(13,926)
Distributions to controlling interest	—	—	—	—	—	—	—
Stock-based compensation expense	—	20,951	—	—	20,951	—	20,951
Repurchase of common stock	(1)	(49,751)	(21,917)	—	(71,669)	—	(71,669)
Cash dividends declared and paid on common stock	—	—	(22,255)	—	(22,255)	—	(22,255)
Common stock issued under employee stock plans	1	29,612	—	—	29,613	—	29,613
Tax withholdings on vesting of restricted stock	—	(812)	—	—	(812)	—	(812)
Balance at March 27, 2020	$99	$—	$2,395,575	$(31,615)	$2,364,059	$5,218	$2,369,277

	Fiscal Year-To-Date
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 27, 2019	$99	$—	$2,327,877	$(20,625)	$2,307,351	$5,679	$2,313,030
Net income	—	—	137,249	—	137,249	16	137,265
Other comprehensive loss, net of tax	—	—	—	(10,990)	(10,990)	(194)	(11,184)
Distributions to controlling interest	—	—	—	—	—	(283)	(283)
Stock-based compensation expense	—	43,565	—	—	43,565	—	43,565
Repurchase of common stock	(1)	(76,456)	(25,215)	—	(101,672)	—	(101,672)
Cash dividends declared and paid on common stock	—	—	(44,336)	—	(44,336)	—	(44,336)
Common stock issued under employee stock plans	1	53,985	—	—	53,986	—	53,986
Tax withholdings on vesting of restricted stock	—	(21,094)	—	—	(21,094)	—	(21,094)
Balance at March 27, 2020	$99	$—	$2,395,575	$(31,615)	$2,364,059	$5,218	$2,369,277

	Fiscal Quarter-To-Date
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at December 28, 2018	$101	$—	$2,361,843	$(18,639)	$2,343,305	$5,649	$2,348,954
Net income	—	—	73,440	—	73,440	135	73,575
Other comprehensive income, net of tax	—	—	—	3,956	3,956	157	4,113
Distributions to controlling interest	—	—	—	—	—	(108)	(108)
Stock-based compensation expense	—	19,235	—	—	19,235	—	19,235
Repurchase of common stock	(3)	(31,118)	(54,214)	—	(85,335)	—	(85,335)
Cash dividends declared and paid on common stock	—	—	(19,462)	—	(19,462)	—	(19,462)
Common stock issued under employee stock plans	1	12,885	—	—	12,886	—	12,886
Tax withholdings on vesting of restricted stock	1	(1,002)	—	—	(1,001)	—	(1,001)
Balance at March 29, 2019	$100	$—	$2,361,607	$(14,683)	$2,347,024	$5,833	$2,352,857

	Fiscal Year-To-Date
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 28, 2018 (as adjusted)	$102	66,127	2,313,539	(15,832)	2,363,936	6,567	2,370,503
Net income	—	—	171,659	—	171,659	274	171,933
Other comprehensive income, net of tax	—	—	—	1,149	1,149	6	1,155
Distributions to controlling interest	—	—	—	—	—	(1,014)	(1,014)
Stock-based compensation expense	—	40,717	—	—	40,717	—	40,717
Repurchase of common stock	(3)	(113,321)	(84,556)	—	(197,880)	—	(197,880)
Cash dividends declared and paid on common stock	—	—	(39,035)	—	(39,035)	—	(39,035)
Common stock issued under employee stock plans	1	27,157	—	—	27,158	—	27,158
Tax withholdings on vesting of restricted stock	—	(20,680)	—	—	(20,680)	—	(20,680)
Balance at March 29, 2019	$100	$—	$2,361,607	$(14,683)	$2,347,024	$5,833	$2,352,857

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	March 27, 2020	March 29, 2019
Operating activities:
Net income including controlling interest	$137,265	$171,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,212	40,799
Stock-based compensation	43,565	40,717
Amortization of premium on investments	334	338
Provision for doubtful accounts	2,955	1,963
Deferred income taxes	(15,141)	(38,548)
Restructuring charge for exit of leased facility	602	—
Other non-cash items affecting net income	3,753	1,355
Changes in operating assets and liabilities:
Accounts receivable, net	(60,870)	(14,221)
Contract assets	(28,086)	(78,949)
Inventories	(5,376)	(7,983)
Operating lease right-of-use assets	(20,102)	—
Prepaid expenses and other assets	(16,068)	(15,273)
Accounts payable and accrued liabilities	(22,033)	(14,190)
Income taxes, net	13,238	18,414
Contract liabilities	452	1,061
Operating lease liabilities	20,099	—
Other non-current liabilities	2,100	(1,572)
Net cash provided by operating activities	96,899	105,844

Investing activities:
Purchases of investment securities	(167,292)	(152,499)
Proceeds from sales of investment securities	109,907	83,478
Proceeds from maturities of investment securities	54,599	78,714
Purchases of property, plant, and equipment	(41,782)	(56,082)
Purchase of intangible assets	(2,640)	(17,065)
Net cash used in investing activities	(47,208)	(63,454)

Financing activities:
Proceeds from issuance of common stock	53,986	27,158
Repurchase of common stock	(101,672)	(197,880)
Payment of cash dividend	(44,336)	(39,035)
Distribution to controlling interest	(283)	(1,014)
Shares repurchased for tax withholdings on vesting of restricted stock	(21,094)	(20,680)
Payment related to prior purchases of intangible assets	(91)	—
Payment of deferred consideration for prior business combination	(3,000)	—
Net cash used in financing activities	(116,490)	(231,451)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(4,350)	(1,323)
Net decrease in cash, cash equivalents, and restricted cash	(71,149)	(190,384)
Cash, cash equivalents, and restricted cash at beginning of period	805,593	925,250
Cash, cash equivalents, and restricted cash at end of period	$734,444	$734,866

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$35,096	$27,612

Non-cash investing activities:
Property, plant, and equipment purchased and unpaid at period-end	$(4,914)	$(5,500)
Purchase consideration payable for intangibles	$260	$—

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
The results for the fiscal quarter ended March 27, 2020 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 25, 2020.
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
Significant items subject to such estimates and assumptions include estimated shipments by our licensees for which we are owed a sales–based royalty. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Our estimates of royalty-based revenue also take into consideration the macroeconomic effect of global events, such as the COVID-19 pandemic or other natural disasters which may impact supply chain activities as well as demand for shipments.
Additional significant items subject to such estimates and assumptions include estimated selling prices for performance obligations within revenue arrangements; valuation allowances for accounts receivable; carrying values of inventories and certain property, plant, and equipment, goodwill and intangible assets; fair values of investments; accrued liabilities including liabilities for unrecognized tax benefits, deferred income tax assets and liabilities, and stock-based compensation. Actual results could differ from our estimates.
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended March 27, 2020 and March 29, 2019. Our fiscal year ending September 25, 2020 (fiscal 2020) and our fiscal year ended September 27, 2019 (fiscal 2019) both consist of 52 weeks.

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

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, and in current and non-current operating lease liabilities on our interim condensed consolidated balance sheets.

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
Income Taxes: Comprehensive Income. In the first quarter of fiscal 2020, we adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. We elected to not reclassify the stranded tax effects to retained earnings as they were not material to Dolby's consolidated financial statements.
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
Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, and calculating income taxes in interim periods. In addition, the modifications simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard will be effective for Dolby beginning September 26, 2020, and we do not currently plan to early adopt. We are currently evaluating the impact of the standard on our consolidated financial statements.

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
•Licensing.   We license our technologies, including patents, to a range of customers who incorporate them into their products for enhanced audio, imaging and voice functionality across broadcast, mobile, CE, PC, gaming, and other markets.
•Product Sales. We design and provide audio and imaging products for the cinema, television, broadcast, communications, and entertainment industries.
•Services.  We provide various services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training, mixing room alignment, equalization, as well as audio, color and light image calibration.
•PCS. We provide PCS for products sold and for equipment leased, and we support the implementation of our licensing technologies in our licensees’ products.
•Equipment Leases. We collaborate with established cinema exhibitors to offer Dolby Cinema, a branded premium cinema offering for movie audiences by leasing equipment and licensing our intellectual property. We also lease hardware that facilitates the Dolby conferencing experience, including the Dolby Conference Phone, and the Dolby Voice Room solution.
•Licensing Administration Fees. We generate service fees for managing patent pools on behalf of third party patent owners through our wholly-owned subsidiary, Via Licensing Corporation.
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
The majority of our arrangements with multiple performance obligations pertain to our digital cinema server and processor sales that include the following distinct performance obligations to which we allocate portions of the transaction price based on their stand-alone selling price:
•Digital cinema server hardware and embedded software, which is highly dependent on and highly interrelated with the hardware. Accordingly, the hardware and embedded software represent a single performance obligation.
•The right to support and maintenance, which is included with the purchase of the digital cinema server hardware, is a distinct performance obligation.
•The right to receive commissioning services is a distinct performance obligation within the sale of the Dolby Atmos Cinema Processor. These services consist of the review of venue designs specifying proposed speaker placement as well as calibration services performed for installed speakers to ensure optimal playback.
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
Sales-based licensing fees.   In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the second quarter of fiscal 2020, we recorded a favorable adjustment of approximately $7 million, which was primarily related to October through December shipments and largely based on actual royalty statements received from licensees.
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
We also undertake activities aimed at identifying potential unauthorized uses of our technologies by third parties with whom we don't have a licensing agreement for such use, which when successful result in the recognition of revenue. These back royalties stem from third parties who agree to remit payments to us based on past use of our technology. In these scenarios, a legally binding contract did not exist at time of use of our technology, and therefore, we recognize revenue recoveries upon execution of the agreement as that is the point in time to which a contract exists and control is transferred. These revenues are classified as licensing revenue.
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
Collaborative Arrangements.   We collaborate with established cinema exhibitors to offer Dolby Cinema, a branded premium cinema offering for movie audiences. Under such collaborations, Dolby and the exhibitor are both active participants, and share the risks and rewards associated with the business. Accordingly, these collaborations are governed by revenue sharing arrangements under which Dolby receives revenue based on monthly box office reports from exhibitors in exchange for the use of our imaging and sound technologies, our proprietary designs and trademark as well as for the use of our equipment at the exhibitor’s venue. The use of our product solution meets the definition of a lease, and for the related portion of Dolby's share of revenue, we apply ASC 842, Leases, and recognize revenue based on monthly box office reports from exhibitors. Our revenue share is recognized as licensing revenue in our consolidated statements of operations.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. On March 27, 2020, we had $42.9 million of remaining performance obligations, 29% of which we expect to recognize as revenue in fiscal 2020, 26% in fiscal 2021, and the balance of 45% in fiscal years beyond 2021.
F. Disaggregation of revenue
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	March 27, 2020		March 29, 2019		March 27, 2020		March 29, 2019
Licensing	$328,865	93%	$310,308	92%	$586,548	91%	$570,587	89%
Products and services	22,950	7%	27,950	8%	57,144	9%	70,047	11%
Total revenue	$351,815	100%	$338,258	100%	$643,692	100%	$640,634	100%
The following table presents the composition of our licensing revenue for all periods presented:

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Market	March 27, 2020		March 29, 2019		March 27, 2020		March 29, 2019
Broadcast	$128,677	39%	$122,424	39%	$230,810	39%	$222,562	39%
Mobile	75,697	23%	66,759	22%	110,178	19%	100,932	18%
CE	49,199	15%	44,776	14%	98,044	17%	88,526	16%
PC	45,791	14%	41,193	13%	77,634	13%	64,350	11%
Other	29,501	9%	35,156	12%	69,882	12%	94,217	16%
Total licensing revenue	$328,865	100%	$310,308	100%	$586,548	100%	$570,587	100%
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue By Geographic Location	March 27, 2020		March 29, 2019		March 27, 2020		March 29, 2019
United States	$186,586	53%	$158,000	47%	$294,213	46%	$277,799	43%
International	165,229	47%	180,258	53%	349,479	54%	362,835	57%
Total revenue	$351,815	100%	$338,258	100%	$643,692	100%	$640,634	100%
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

Our contract liabilities consist of advance payments and billings in excess of amounts earned and deferred interest where we have significant financing. The non-current portion of contract liabilities is separately disclosed in our consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In the second quarter of fiscal 2020, we recognized $6.3 million from prior period deferred revenue and deferred interest from arrangements which include a significant financing component.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented:

	March 27, 2020	September 27, 2019	Change ($)	Change (%)
Accounts receivable, net	$247,043	$189,115	$57,928	31%
Contract assets	223,739	195,651	28,088	14%
Contract liabilities - current	19,745	19,991	(246)	(1)%
Contract liabilities - non-current	25,074	24,404	670	3%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of March 27, 2020 and September 27, 2019 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

	March 27, 2020	September 27, 2019
Trade accounts receivable	$165,421	$151,996
Accounts receivable from patent administration program licensees	92,884	46,894
Accounts receivable, gross	258,305	198,890
Less: allowance for doubtful accounts	(11,262)	(9,775)
Total	$247,043	$189,115

Accounts receivable, gross includes unbilled accounts receivable balances of $115.0 million and $82.3 million as of March 27, 2020 and September 27, 2019, respectively, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to their patent administration programs.
Inventories

	March 27, 2020	September 27, 2019
Raw materials	$6,421	$8,031
Work in process	5,265	4,872
Finished goods	16,645	19,428
Total	$28,331	$32,331

Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $3.2 million and $3.0 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of March 27, 2020 and September 27, 2019, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

	March 27, 2020	September 27, 2019
Prepaid expenses	$27,803	$17,997
Other current assets	23,353	20,924
Income tax receivable	—	783
Total	$51,156	$39,704

As of March 27, 2020 and September 27, 2019, other current assets include the carrying value of $2.2 million of land and building that are currently held for sale. Management has committed to a plan to sell the property and we have determined that no indicators of potential impairment exist based on current estimated selling prices in the market.

Accrued Liabilities

	March 27, 2020	September 27, 2019
Accrued royalties	$2,947	$2,957
Amounts payable to patent administration program partners	76,055	58,899
Accrued compensation and benefits	67,022	78,716
Accrued professional fees	16,600	19,216
Unpaid PP&E additions	9,820	15,332
Accrued customer refunds	15,751	24,299
Other accrued liabilities	57,674	68,725
Total	$245,869	$268,144
Other Non-Current Liabilities

	March 27, 2020	September 27, 2019
Supplemental retirement plan obligations	$3,602	$3,466
Non-current tax liabilities (1)	137,214	136,323
Other liabilities	37,989	37,673
Total	$178,805	$177,462
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

	March 27, 2020
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$704,418	$—	$—	$704,418	$704,418	$—	$—
Cash equivalents:
Corporate bonds	331	—	(1)	330	—	330	—
Money market funds	18,152	—	—	18,152	18,152	—	—
Municipal debt securities	2,029	2	—	2,031	—	2,031	—
Cash and cash equivalents	724,930	2	(1)	724,931	722,570	2,361	—

Short-term investments:
Certificate of deposit	5,005	1	—	5,006	—	5,006	—
U.S. agency securities	5,297	28	—	5,325	—	5,325	—
Government bonds	52,905	286	—	53,191	50,592	2,599	—
Commercial paper	16,027	29	—	16,056	—	16,056	—
Corporate bonds	82,770	117	(292)	82,595	—	82,595	—
Municipal debt securities	12,674	14	(2)	12,686	—	12,686	—
Short-term investments	174,678	475	(294)	174,859	50,592	124,267	—

Long-term investments:
Certificate of deposit	300	—	—	300	—	300	—
U.S. agency securities	8,206	283	—	8,489	—	8,489	—
Government bonds	25,866	776	—	26,642	22,522	4,120	—
Corporate bonds	73,411	397	(362)	73,446	—	73,446	—
Municipal debt securities	15,825	133	(84)	15,874	—	15,874	—
Other long-term investments (1)	2,543	—	—	2,543	—	—	—
Long-term investments	126,151	1,589	(446)	127,294	22,522	102,229	—

Total cash, cash equivalents, and investments	$1,025,759	$2,066	$(741)	$1,027,084	$795,684	$228,857	$—

Investments held in supplemental retirement plan:
Assets	3,700	—	—	3,700	3,700	—	—
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	3,700	—	—	3,700	3,700	—	—
Included in accrued liabilities & other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	—	49	—	49	—	49	—
Assets: included in other non-current assets	—	106	—	106	—	106	—
Liabilities: Included in other accrued expenses	—	—	(4,269)	(4,269)	—	(4,269)	—
Liabilities: Included in other non-current liabilities	—	—	(121)	(121)	—	(121)	—
(1)Other long-term investments as of March 27, 2020 include investments that are not carried at fair value including an equity method investment of $2.5 million.

	September 27, 2019
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$680,287	$—	$—	$680,287	$680,287	$—	$—
Cash equivalents:
Corporate bonds	1,000	—	—	1,000	—	1,000	—
Money market funds	115,270	—	—	115,270	115,270	—	—
Government bonds	653	—	—	653	653	—	—
Cash and cash equivalents	797,210	—	—	797,210	796,210	1,000	—

Short-term investments:
Certificate of deposit	1,265	1	—	1,266	—	1,266	—
U.S. agency securities	10,973	8	(9)	10,972	—	10,972	—
Government bonds	8,381	11	(1)	8,391	5,784	2,607	—
Commercial paper	6,347	9	—	6,356	—	6,356	—
Corporate bonds	76,802	172	(34)	76,940	—	76,940	—
Municipal debt securities	15,210	18	(7)	15,221	—	15,221	—
Short-term investments	118,978	219	(51)	119,146	5,784	113,362	—

Long-term investments:
Asset backed securities	400	2	—	402	—	402	—
U.S. agency securities	7,102	146	—	7,248	—	7,248	—
Government bonds	23,563	187	—	23,750	19,670	4,080	—
Corporate bonds	134,360	1,700	—	136,060	—	136,060	—
Municipal debt securities	10,315	87	(6)	10,396	—	10,396	—
Other long-term investments (1)	1,731	—	—	1,731	—	—	—
Long-term investments	177,471	2,122	(6)	179,587	19,670	158,186	—

Total cash, cash equivalents, and investments	$1,093,659	$2,341	$(57)	$1,095,943	$821,664	$272,548	$—

Investments held in supplemental retirement plan:
Assets	3,564	—	—	3,564	3,564	—	—
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	3,564	—	—	3,564	3,564	—	—
Included in accrued liabilities & other non-current liabilities

Currency derivatives as hedge instruments:
Liabilities: Included in other accrued expenses	—	—	(242)	(242)	—	(242)	—
Liabilities: Included in other non-current liabilities

(1)Other long-term investments as of September 27, 2019 include an investment that is not carried at fair value including an equity method investment of $1.7 million.
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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for twelve months or greater as of March 27, 2020 and September 27, 2019 (in thousands):

	March 27, 2020				September 27, 2019
	Less Than 12 Months		12 Months Or Greater		Less Than 12 Months		12 Months Or Greater
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$—	$—	$—	$—	$300	$—	$—	$—
U.S. agency securities	—	—	—	—	—	—	4,787	(9)
Government bonds	220	—	—	—	1,426	—	—	—
Corporate bonds	89,299	(649)	3,011	(6)	7,647	(3)	27,078	(32)
Municipal debt securities	5,523	(86)	—	—	9,552	(13)	900	—
Total	$95,042	$(735)	$3,011	$(6)	$18,925	$(16)	$32,765	$(41)
Although we had certain securities that were in an unrealized loss position as of March 27, 2020, we expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at either March 27, 2020 or September 27, 2019 to represent an other–than–temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of March 27, 2020 and September 27, 2019, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	March 27, 2020		September 27, 2019
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$195,189	$195,371	$238,186	$238,354
Due in 1 to 2 years	60,179	60,631	93,948	94,899
Due in 2 to 3 years	63,429	64,120	81,793	82,957
Total	$318,797	$320,122	$413,927	$416,210

6. Property, Plant, & Equipment
Property, plant, and equipment are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our consolidated statements of operations. PP&E consist of the following (in thousands):

	March 27, 2020	September 27, 2019
Land	$41,852	$41,918
Buildings and building improvements	282,779	282,924
Leasehold improvements	75,019	66,730
Machinery and equipment	125,793	128,525
Computer equipment and software	222,336	219,455
Furniture and fixtures	31,648	34,191
Equipment provided under operating leases	182,257	161,372
Construction-in-progress	30,320	19,616
Property, plant, and equipment, gross	992,004	954,731
Less: accumulated depreciation	(440,977)	(417,299)
Property, plant, & equipment, net	$551,027	$537,432

7. Leases
As Lessee
As a lessee, we enter into contracts to access and utilize office space, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries. We determine if a contract contains a lease based on whether we have the right to obtain substantially all of the economic benefits from the use of an identified asset and whether we have the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which we do not own. Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our Incremental Borrowing Rate ("IBR"), because the interest rate implicit in our leases is not readily determinable. The IBR is a hypothetical rate based on our understanding of what our credit rating would be to borrow and resulting interest we would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. Lease payments may be fixed or variable, however, only fixed payments are included in our lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.

The lease term of operating leases vary from less than a year to 12 years. We have leases that include one or more options to extend the lease term for up to 8 years as well as options to terminate the lease within one year. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

The components of lease expense were as follows (in thousands):

	Fiscal Quarter Ended	Fiscal Year-To-Date Ended
	March 27, 2020	March 27, 2020
Lease cost
Operating lease cost	5,797	11,153
Variable lease cost	183	577
Total lease cost	5,980	11,730

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Quarter Ended	Fiscal Year-To Date Ended
	March 27, 2020	March 27, 2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,525	10,766
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	16,044	28,860

Supplemental balance sheet information related to leases was as follows:

March 27, 2020
Operating Leases
Weighted-average remaining lease term	6.8 years
Weighted-average discount rate	3.2%

The following table presents the maturity analysis of lease liabilities (in thousands):

	March 27, 2020	September 27, 2019
	Operating Leases	Operating Leases
Remainder of Fiscal 2020	10,920	17,231
Fiscal 2021	15,915	9,329
Fiscal 2022	13,571	7,191
Fiscal 2023	11,571	6,218
Fiscal 2024	9,620	4,499
Thereafter	30,373	12,355
Total undiscounted lease payments	91,970	56,823
Less: imputed interest	(10,134)
Total lease liabilities	81,836
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
Assets provided under an operating lease are carried at cost within property, plant and equipment and depreciated over the lease term using the straight-line method. Fixed operating lease payments are recognized on a straight-line basis over the lease term to other income for our real estate property and to revenue for all other leases. Variable lease payments received under our Dolby Cinema operating leases are computed as shares of lessees' box office revenues and recognized to revenue in the period that box office sales occur. Lease incentive payments we make to lessees are amortized as a reduction in revenue over the lease term. For the quarter ended March 27, 2020, variable operating lease income was $3.8 million and fixed operating lease income was $0.8 million and for the fiscal year-to-date period ended March 27, 2020, variable operating lease income was $11.1 million and fixed operating lease income was $1.5 million.
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant and equipment and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment was determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. At March 27, 2020, the unguaranteed residual value of sales-type leases was $0.7 million. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease and any variable lease payments, which is not material and not included in the net investment in the lease.

The following table presents the maturity analysis of lease payments due to Dolby (in thousands):

	March 27, 2020
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2020	1,202	4,047
Fiscal 2021	3,100	1,595
Fiscal 2022	3,132	1,595
Fiscal 2023	3,093	1,595
Fiscal 2024	1,600	795
Thereafter	—	790
Total undiscounted cash flows	12,127	10,417
Less: present value of lease payments (recognized as lease receivables)		(8,342)
Difference		2,075

8. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 27, 2019	$334,829
Acquired goodwill	—
Translation adjustments	(1,850)
Balance at March 27, 2020	$332,979
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	March 27, 2020			September 27, 2019
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$341,531	$(191,399)	$150,132	$338,075	$(176,867)	$161,208
Customer relationships	64,705	(47,271)	17,434	64,728	(45,510)	19,218
Other intangibles	22,926	(22,575)	351	22,902	(22,437)	465
Total	$429,162	$(261,245)	$167,917	$425,705	$(244,814)	$180,891
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
With regard to our purchase of intangible assets during the periods presented, the following table summarizes the consideration paid, the weighted-average useful lives over which the acquired assets will be amortized using the greater of either the straight-line basis or a ratio-to-revenue method, and the classification of their amortized expense in our consolidated statements of operations:

Fiscal Period	Total Purchase Consideration (1)	Weighted-Average Useful Life
	(in millions)	(in years)
Fiscal 2019
Q1 - Quarter ended December 28, 2018	$12.1	11.6
Q2 - Quarter ended March 29, 2019	$5.0	4.0
	$17.1	9.3
Fiscal 2020
Q1 - Quarter ended December 27, 2019	$2.9	14.0
Q2 - Quarter ended March 27, 2020	None
	$2.9	14.0
(1) Amortization expense on the intangible assets from patent portfolio and business acquisitions is included within cost of revenue, R&D, S&M, and G&A in our consolidated statements of operations.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D, S&M, and G&A expenses in our consolidated statements of operations. Amortization expense was $7.6 million and $7.4 million in the second quarter of fiscal 2020 and 2019, respectively, and $14.8 million and $14.1 million in the fiscal year-to-date period ended March 27, 2020 and March 29, 2019, respectively. As of March 27, 2020, estimated amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2020	$15,583
2021	30,987
2022	28,386
2023	23,965
2024	21,931
Thereafter	47,065
Total	$167,917

9. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We have issued stock-based awards in the form of stock options and restricted stock units ("RSUs") under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At March 27, 2020, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At March 27, 2020, we had 64,422,131 shares of Class A common stock and 36,224,820 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
Stock Incentive Plans
2020 Stock Plan.    In January 2005, our stockholders approved our 2005 Stock Plan, which our Board of Directors adopted in November 2004. The 2005 Stock Plan became effective on February 16, 2005, the day prior to the completion of our initial public offering. In February 2020, our stockholders approved the name change of our 2005 Stock Plan to the 2020 Stock Plan and certain other changes described in our proxy statement for our 2020 annual meeting of stockholders. Our 2020 Stock Plan provides for the ability to grant incentive stock options, non-qualified stock options, restricted stock, RSUs, stock appreciation rights, deferred stock units, performance units, performance bonus awards, and performance shares. A total of 55.0 million shares of our Class A common stock have been authorized for issuance under the 2020 Stock Plan in total since inception of the plan. For awards granted prior to February 2011, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2020 Stock Plan, such shares will be counted as two shares for every one share returned. For those awards granted from February 2011 onward, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as 1.6 shares for every one share subject to the award, and if returned to the 2020 Stock Plan, such shares will be counted as 1.6 shares for every one share returned.
Stock Options.    Stock options are granted at fair market value on the date of grant. Options granted to employees and officers prior to June 2008 generally vested over four years, with equal annual cliff-vesting and expire on the earlier of ten years after the date of grant or three months after termination of service. Options granted to employees and officers from June 2008 onward generally vest over four years, with 25% of the shares subject to the option becoming exercisable on the one-year anniversary of the date of grant and the balance of the shares vesting in equal monthly installments over the following 36 months. These options expire on the earlier of ten years after the date of grant or three months after termination of service. All options granted vest over the requisite service period and upon the exercise of stock options, we issue new shares of Class A common stock under the 2020 Stock Plan. Our 2020 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria.
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
In valuing the PSOs which will be recognized as compensation cost, we used a Monte Carlo valuation model. Aside from the use of an expected term for the PSOs commensurate with their shorter contractual term, the nature of the valuation inputs used in the Monte Carlo valuation model were consistent with those used to value our non-

performance based options granted under the 2020 Stock Plan. Compensation cost is being amortized on a straight-line basis over the requisite service period.
On December 15, 2018, we granted PSOs to our executive officers exercisable for an aggregate of 241,100 shares at the target award amount, which would be exercisable up to an aggregate of 301,375 shares at 125% of the target award amount. On December 15, 2017, we granted PSOs to our executive officers exercisable for an aggregate of 264,000 shares at the target award amount, which would be exercisable up to an aggregate of 330,000 shares at 125% of the target award amount. On December 15, 2016, we granted PSOs to our executive officers exercisable for an aggregate of 276,199 shares at the target award amount, which vested in December 2019 at 95% of the target award amount, for an aggregate of 240,539. On December 15, 2015, we granted PSOs to our executive officers, which vested in December 2018 at 125% of the target award amount, for an aggregate of 334,623 shares. As of March 27, 2020, PSOs which would be exercisable for an aggregate of 726,639 shares at the target award amount (1,032,673 at 125% of the target award amount) were outstanding.
Performance-Based Restricted Stock Units (PSUs).    In the first quarter of fiscal 2020, we began granting PSUs to our executive officers with shares of our Class A common stock underlying such awards. The terms of the PSU Agreement adopted in the first quarter fiscal 2020 provide for the grant of performance-based restricted stock units to our executive officers contingent on Dolby's achievement of annualized TSR targets measured against a comparator index over a three-year performance period following the date of grant. Anywhere from 0% to 200% of eligible restricted stock units may vest based on achievement of the performance conditions at the end of the three-year performance period. As of March 27, 2020, PSUs which would vest for an aggregate of 62,000 shares at the target amount (124,000 at 200% of the target award amount) were outstanding.
In valuing the PSUs which will be recognized as compensation cost, we used a Monte Carlo valuation model. Compensation cost is being amortized on a straight-line basis over the requisite service period.
The following table summarizes information about all stock options issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 27, 2019	7,201	$48.03
Grants	1,099	67.87
Exercises	(1,164)	40.16
Forfeitures and cancellations	(77)	62.63
Options outstanding at March 27, 2020	7,059	52.27	6.56	$49,215
Options vested and expected to vest at March 27, 2020	6,695	51.54	6.46	49,181
Options exercisable at March 27, 2020	4,119	$44.20	5.42	47,209
(1)Aggregate intrinsic value is based on the closing price of our Class A common stock on March 27, 2020 of $53.94 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers, and employees under our 2020 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vested over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vested over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2020 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria, although no such awards had been granted as of March 27, 2020. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our Class A common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 27, 2019	2,805	$58.84
Granted	1,296	66.22
Vested	(969)	52.21
Forfeitures	(84)	60.35
Non-vested at March 27, 2020	3,048	$62.59
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Expected life (in years)	4.91	0.00	4.91	4.90
Risk-free interest rate	0.6%	—%	1.7%	2.7%
Expected stock price volatility	25.8%	—%	24.0%	22.9%
Dividend yield	1.3%	—%	1.3%	1.1%
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
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Compensation expense - by type
Stock options	$3,974	$4,279	$8,520	$9,301
Restricted stock units	15,850	13,895	32,817	29,270
Employee stock purchase plan	1,127	1,061	2,228	2,146
Total stock-based compensation	20,951	19,235	43,565	40,717
Benefit from income taxes	(3,521)	(3,465)	(7,115)	(7,225)
Total stock-based compensation, net of tax	$17,430	$15,770	$36,450	$33,492

Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Compensation expense - by classification
Cost of products and services	$507	$412	$1,050	$900
Research and development	6,179	5,785	13,166	12,026
Sales and marketing	7,702	7,217	$15,876	$15,434
General and administrative	6,563	5,821	13,473	12,357
Total stock-based compensation expense	20,951	19,235	43,565	40,717
Benefit from income taxes	(3,521)	(3,465)	(7,115)	(7,225)
Total stock-based compensation, net of tax	$17,430	$15,770	$36,450	$33,492
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Tax benefit - shares issued under ESPP	$50	$59	$252	$201
Unrecognized Compensation Expense.    At March 27, 2020, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $29.9 million, which is expected to be recognized over a weighted-average period of 2.5 years. At March 27, 2020, total unrecorded compensation expense associated with RSUs expected to vest was approximately $146.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of March 27, 2020 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Total	$2,000,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of March 27, 2020, the remaining authorization to purchase additional shares is approximately $259 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2020:

Quarterly Repurchase Activity	Shares Repurchased	Cost in thousands (1)	Average Price Paid Per Share (2)

Q1 - Quarter ended December 27, 2019	432,042	$30,003	$69.44
Q2 - Quarter ended March 27, 2020	1,015,481	71,669	70.57
Total	1,447,523	$101,672
(1)Cost of share repurchases includes the price paid per share and applicable commissions.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program in relation to fiscal 2020:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2020
Q1 - Quarter ended December 27, 2019	January 29, 2020	February 10, 2020	February 20, 2020	$0.22	$22.2 million
Q2 - Quarter ended March 27, 2020	May 4, 2020	May 18, 2020	May 27, 2020	$0.22	$22.1 million	(1)
(1)The amount of the dividend payment is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended March 27, 2020				Fiscal Year-To-Date Ended March 27, 2020
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$1,036	$284	$(19,380)	$(18,060)	$2,198	$—	$(22,823)	$(20,625)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	135	(4,078)	—	(3,943)	(2,074)	(3,763)	—	(5,837)
Foreign currency translation gains/(losses) (1)	—	—	(9,780)	(9,780)	—	—	(6,377)	(6,377)
Income tax effect - benefit/(expense)	70	37	(40)	67	70	—	—	70
Net of tax	205	(4,041)	(9,820)	(13,656)	(2,004)	(3,763)	(6,377)	(12,144)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (1)	84	33	—	117	1,392	39	—	1,431
Income tax effect - benefit/(expense) (2)	(16)	—	—	(16)	(277)	—	—	(277)
Net of tax	68	33	—	101	1,115	39	—	1,154
Net current-period other comprehensive income/(loss)	273	(4,008)	(9,820)	(13,555)	(889)	(3,724)	(6,377)	(10,990)
Ending Balance	$1,309	$(3,724)	$(29,200)	$(31,615)	$1,309	$(3,724)	$(29,200)	$(31,615)

	Fiscal Quarter Ended March 29, 2019				Fiscal Year-To-Date Ended March 29, 2019
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(2,178)	$—	$(16,461)	$(18,639)	$(2,948)	$—	$(12,884)	$(15,832)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	1,879	—	—	1,879	2,810	—	—	2,810
Foreign currency translation gains/(losses) (1)	—	—	1,858	1,858	—	—	(1,719)	(1,719)
Income tax effect - benefit/(expense)	99	—	—	99	99	—	—	99
Net of tax	1,978	—	1,858	3,836	2,909	—	(1,719)	1,190
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (1)	135	—	—	135	(66)	—	—	(66)
Income tax effect - benefit/(expense) (2)	(15)	—	—	(15)	25	—	—	25
Net of tax	120	—	—	120	(41)	—	—	(41)
Net current-period other comprehensive income/(loss)	2,098	—	1,858	3,956	2,868	—	(1,719)	1,149
Ending Balance	$(80)	$—	$(14,603)	$(14,683)	$(80)	$—	$(14,603)	$(14,683)
(1)Realized gains or losses, if any, from the sale of our AFS investment securities or from foreign currency translation adjustments are included within other income/expense, net in our consolidated statements of operations. Realized gains or losses on cash flow hedges are included in operating expenses together with the hedged item.
(2)The income tax benefit or expense is included within provision for income taxes in our consolidated statements of operations.

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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$88,496	$73,440	$137,249	$171,659

Denominator:
Weighted-average shares outstanding—basic	100,854	102,141	100,595	102,409
Potential common shares from options to purchase common stock	1,471	1,943	1,591	2,096
Potential common shares from restricted stock units	408	503	905	1,024
Potential common shares from ESPP	40	—	42	—
Weighted-average shares outstanding—diluted	102,773	104,587	103,133	105,529

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.88	$0.72	$1.36	$1.68
Diluted	$0.86	$0.70	$1.33	$1.63

Antidilutive awards excluded from calculation:
Stock options	3,446	2,647	3,035	2,110
Restricted stock units	72	22	40	15
ESPP	—	—	—	—

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefit
As of March 27, 2020, the total amount of gross unrecognized tax benefits was $111.5 million, of which $73.1 million, if recognized, would reduce our effective tax rate. As of September 27, 2019, the total amount of gross unrecognized tax benefits was $108.5 million, of which $72.8 million, if recognized, would reduce our effective tax rate. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.

Effective Tax Rate
Each period, a combination of different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions, that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the second quarter of fiscal 2020 was 20.0% or a tax expense of $22.1 million, compared to our Federal statutory rate of 21%. The decrease from the Federal statutory rate was primarily due to tax benefits relating to stock-based compensation. Compared to our effective tax rate in the second quarter of fiscal 2019 of 33.1% or a tax expense of $36.4 million, the decrease in our tax expense was primarily due to an expense in fiscal 2019 related to an increase to our provisional Tax Act amount in the second quarter of fiscal 2019 which did not recur in fiscal 2020.
Our effective tax rate in the second quarter of fiscal 2020 year-to-date period was 16.9% or a tax expense of 28.0 million, compared to our Federal statutory rate of 21%. The decrease from the Federal statutory rate was primarily due to tax benefits relating to stock-based compensation. Compared to our effective tax rate in the second quarter of fiscal 2019 year-to-date period of 6.7% or a tax expense of 12.3 million, the increase in our tax expense was primarily due to a benefit in fiscal 2019 related to a reduction to our provisional Tax Act amount in the first quarter of fiscal 2019 which did not recur in fiscal 2020.

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
As a result of these events, we recorded a total of $36.6 million in restructuring costs in fiscal 2019 and they are reflected as such in the accompanying consolidated statement of operations. The table presented below summarizes changes in restructuring accruals under these plans (in thousands):

	Severance	Leased facility exit costs	Fixed assets write-off	Other associated costs	Total
Balance at September 28, 2018	$—	$—	$—	$124	$124
Restructuring charges/(credits)	3,134	18,261	15,216	(53)	36,558
Cash payments	(3,006)	(4,577)	—	(130)	(7,713)
Non-cash and other adjustments	—	2,039	(15,216)	59	(13,118)
Balance at September 27, 2019	$128	$15,723	$—	$—	$15,851
Restructuring charges	—	344	—	—	344
Cash payments	(75)	(19,604)	—	—	(19,679)
Non-cash and other adjustments	(4)	3,537	—	—	3,533
Balance at March 27, 2020	$49	$—	$—	$—	$49
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

15. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of March 27, 2020 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Naming rights	$—	$7,915	$8,015	$8,116	$8,219	$69,600	$101,865
Purchase obligations	18,563	4,727	2,176	—	—	—	25,466
Donation commitments	3,877	931	155	155	155	1,157	6,430
Total	$22,440	$13,573	$10,346	$8,271	$8,374	$70,757	$133,761
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
Donation Commitments.    Our donation commitments relate to non-cancelable obligations that consist of maintenance services and installation of imaging and audio products in exchange for various marketing, branding, and publicity benefits. The recipients of these donations participate in or promote the cinema and entertainment industry and our commitments vary in length, lasting up to 15 years.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and are subject to risks and uncertainties, including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; the effect of the novel coronoavirus pandemic ("COVID-19") on our business; market growth opportunities and trends; our plans, strategies and expected opportunities; future competition; our stock repurchase plan; and our dividend policy. Use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar expressions indicates a forward-looking statement. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in Part II, Item 1A, “Risk Factors.” Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to new developments or actual results.
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
COVID-19
Please refer to the Executive Summary section of this Item for information concerning the effect of COVID-19 on our business.
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
REVENUE GENERATION
We have active licensing arrangements with over 500 electronics product OEMs and software developers. As of March 27, 2020, we had approximately 12,500 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,200 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.

Licensing
We license our technologies to a range of customers who incorporate them into their products for enhanced audio and imaging functionality whether it be at home, at work, on mobile devices, or at the cinema. Our key technologies are summarized in the table below. As it relates to AAC, HE-AAC, AVC, and HEVC, we jointly participate in patent licensing programs with other patent owners.

Technology	Description
AAC & HE-AAC	An advanced digital audio codec solution with higher bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby® AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos®	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos is an immersive experience that can be provided via multiple Dolby audio coding technologies.
Dolby Digital®	A digital audio coding technology that provides multichannel sound to a variety of media applications.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision®	An imaging technology combining high dynamic range and dynamic metadata to deliver higher color contrast, brighter contrast, and improved details for cinema and a wide range of media devices.
Dolby Voice®	An audio conferencing technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019	Main Offerings Incorporating Our Technologies
Broadcast	39%	39%	39%	39%	Televisions & STBs
Mobile	23%	22%	19%	18%	Smartphones & Tablets
CE	15%	14%	17%	16%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, DVDs, & HTIBs
PC	14%	13%	13%	11%	Windows and macOS operating systems
Other	9%	12%	12%	16%	Gaming consoles, Auto DVD, Dolby Cinema, & Dolby Voice
Total	100%	100%	100%	100%
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

COVID-19

In December 2019, a novel coronavirus disease was reported and in January 2020, the World Health Organization ("WHO") declared it a Public Health Emergency of International Concern. On March 11, 2020, the WHO characterized COVID-19 as a pandemic.

COVID-19 has triggered worldwide shutdowns, job losses, and other disruptions which in turn have negatively affected the global economy, including consumer purchasing activity. Because Dolby technologies are featured in a wide array of electronic products that are primarily purchased by consumers, our revenues have been negatively affected by COVID-19. The issues and circumstances relating to COVID-19 continue to evolve rapidly and are difficult to predict. We continue to monitor the evolving situation and the impact on our business.

The outbreak of COVID-19 has also affected many of our partners, resulting in the disruption of consumer products' supply chains and delays in shipments. Consumer demand for products that include our technologies may continue to be negatively impacted due to economic uncertainty resulting from COVID-19. These factors have resulted in decreased revenue pertaining to customer-shipment royalties, and may cause delays in the adoption of our technologies by partners. The overall cinema market has been adversely impacted by COVID-19 shelter-in-place mandates. Our exhibition partners and customers have either partially or fully discontinued operations during the second quarter of fiscal 2020. This has resulted in the temporary closure of a substantial majority of Dolby Cinema sites, reducing revenues recognized from box office receipts, and reducing demand for our cinema products and services.

At Dolby, we implemented work-from home policies within all our affected office locations and put in place additional safety measures and global travel restrictions to ensure the well-being of our employees. We have enabled our employees with the tools and infrastructure they need to carry on our critical operations and progress the business forward in this remote working environment.

While we expect the impact of COVID-19 will extend into fiscal 2021, the degree of impact on our business will depend on several factors, such as the full duration and the extent of the pandemic, as well as actions taken by governments, businesses and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time.
Further discussion of the potential impacts of COVID-19 on our business can be found in Part II, Item 1A "Risk Factors."

EXPANDING OUR LEADERSHIP IN AUDIO AND IMAGING ENTERTAINMENT EXPERIENCES
AUDIO AND IMAGING LICENSING
The majority of our licensing revenue is derived from the licensing of audio and imaging technologies for premium entertainment playback. Our audio technologies are primarily comprised of DD+, Dolby Atmos, AC-4, and our AAC and HE-AAC technologies and related patent licensing programs. Our imaging technologies are primarily comprised of Dolby Vision and our AVC and HEVC technologies and related patent licensing programs. The following are certain highlights of our second quarter of fiscal 2020 and key challenges related to audio and imaging licensing, by market.
Broadcast
Highlights: We have an established global presence with respect to our DD+ and HE-AAC audio technologies in broadcast services and devices. In recent years, we have expanded our offerings in the broadcast market through the introduction of newer technologies, including our Dolby Atmos and AC-4 audio technologies, Dolby Vision, as well as AVC and HEVC imaging technologies which we license through patent pools.

We continue to see increased adoption of Dolby Vision and Dolby Atmos in the global broadcast market. Our growing list of TV partners continue to expand their support of the combined Dolby Vision and Dolby Atmos experience, by releasing more models supporting our technologies beyond their premium device lineups. In the second quarter of fiscal 2020, partners launched TV models enabled with Dolby Vision and Dolby Atmos in India. Also this quarter at CES, we launched Dolby Vision IQ along with our TV partners LG and Panasonic. Dolby Vision IQ automatically adjusts the TV picture according to the surrounding light and the type of content being viewed, creating a more optimized viewing experience.
Key Challenges: Our pursuit of growth and further adoption of our technologies may be impacted by a number of factors. In some emerging growth countries, such as China, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies. We must continue to present compelling reasons for consumers to demand our audio and imaging technologies, including ensuring that there is a breadth of available content in our formats and such content is being widely distributed. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Additionally, in the broadcast market, as well as other markets, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements. Further, COVID-19 has increased uncertainty about consumer demand for devices in the broadcast market, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products.
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
The breadth of mobile devices supporting Dolby technologies continues to increase globally. A majority of Apple's current iOS product offerings support the combined experience of Dolby Vision and Dolby Atmos. In the second quarter of fiscal 2020, Samsung, Sony, and Oppo launched their latest models enabled with Dolby Atmos, joining a growing list of Dolby-Atmos enabled devices available in the market from partners such as Amazon and Lenovo.
Key Challenges: Growth in this market is dependent on several factors. Due to short product life cycles, mobile device OEMs can readily add or remove certain of our technologies from their devices. Our success depends on our ability to address the rapid pace of change in mobile devices, and we must continuously collaborate with mobile device OEMs to incorporate our technologies. Additionally, we must continue to support the development and distribution of Dolby enabled content via various ecosystems. We rely on a small number of partnerships with key participants in the mobile market. If we are unable to maintain these key relationships, we may experience a decline in mobile devices incorporating our technologies. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Further, COVID-19 has increased uncertainty about consumer demand for devices in the mobile market, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products
Consumer Electronics
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
Currently, a number of streaming services supporting Dolby Vision and Dolby Atmos enabled content are available in the market, including Disney+ and Apple TV+. Additional OTT services currently supporting the combined experience of Dolby Vision and Dolby Atmos include Netflix, Amazon, Tencent, and iQiYi.
Key Challenges: We must continue to present compelling reasons for consumers to demand our technologies wherever they enjoy entertainment content, while promoting creation and broad availability of content in our formats. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Further, COVID-19 has increased uncertainty about consumer demand for devices in the home theater market, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products
Personal Computers
Highlights: DD+ continues to enhance playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through new types of content, including streaming video entertainment. A number of PCs are available in the market supporting Dolby Vision and Dolby Atmos from partners such as Apple, Lenovo, Dell, ASUS, and Samsung. Our PC partners continue to support our technologies while adopting Dolby Vision and Dolby Atmos into more devices.
Key Challenges: PC revenues have been impacted by a decline in the portion of PCs that have optical disc functionality in recent years, which has resulted in a decline in our ASPs, and we expect this decline in ASPs to continue. If declining conditions and trends persist, and OEMs do not incorporate our technologies in current and future products, our PC revenues will face continuing downward pressure. We must continuously collaborate and maintain our key partnership relationships with PC manufacturers to incorporate our technologies, and we must continue to support the development and distribution of Dolby content via various ecosystems. Further, COVID-19 has increased uncertainty about consumer demand for devices in the PC market, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products
Other
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
Key Challenges: The gaming console market continues to be challenged by competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base. This may impact our future revenues. Further, COVID-19 has increased uncertainty about consumer demand for devices in the gaming industry, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products
CINEMA AND OTHER
Cinema Products & Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers and audio processors to cinema exhibitors globally. We continue to see adoption of Dolby Atmos by studios, content creators, post-production facilities, and exhibitors, and the number of Dolby Atmos-enabled screens installed or committed continues to grow around the world. As of the end of the second quarter of fiscal 2020, there were over 1,700 Dolby Atmos theatrical titles announced or released.
We also offer a variety of newer cinema products, which include the IMS3000, an integrated imaging and audio server with Dolby Atmos, the Dolby Multichannel Amplifier, and our high-power flexible line of speakers. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost effective than what was previously available to them.
Key Challenges: Demand for our cinema products is dependent upon our partners and our partners success in the market, and generally dependent upon industry and economic cycles and box office performance. In addition, it is dependent upon our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in international markets, such as China, which are subject to economic risks as well as geo-political risks. To the extent that these factors persist or worsen, we may be faced with pricing pressures or competing technologies, which would affect our revenue. Additionally, COVID-19 mitigation strategies, such as the closure of non-essential businesses such as cinemas, and shelter-in-place mandates, have had, and are likely to continue to have a negative impact on demand for cinema products and services. This negative impact is likely to continue after the end of government-imposed restrictions.
Dolby Cinema
Highlights: We continued to expand our global presence for Dolby Cinema. At the end of the fiscal quarter, we had 250 Dolby Cinema locations in operation across 11 countries. The breadth of motion pictures for Dolby Cinema continues to grow with over 300 theatrical titles in Dolby Vision and Dolby Atmos having been announced or released from all the major studios.
Key Challenges: Although the premium large format market for the cinema industry has been growing, Dolby Cinema competes with other existing offerings. Our success depends on our partners and our partners' success, our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering will be tied to global box office performance generally. COVID-19 has had, and is likely to continue to have, a significant effect on theatrical exhibition as exhibitors, including some of our partners, have temporarily suspended some or all operations due to government-imposed restrictions on social gatherings. Further, studios have delayed the release of a number of new movie titles and temporarily suspended the production of future releases. COVID-19 mitigation strategies including the closure of cinemas,and shelter-in-place mandates, have, and are likely to continue to have, a negative impact on our cinema-related revenues and consumer demand.
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

Key Challenges: Our success in this market will depend on the number of service providers and enterprise customers we are able to attract, the volume of products that we are able to sell, and the volume of usage of the service. Additionally, any disruption to our manufacturing operations from external factors including natural disasters or public health issues, such as COVID-19, could impact our ability to meet the demand of our products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The global outbreak of COVID-19 continues to evolve, creating significant uncertainties in global financial markets. Our estimates of royalty-based revenue take into consideration the macroeconomic effect of global events, such as COVID-19 or other natural disasters which may impact supply chain activities as well as demand for shipments. Generally, our estimates are adjusted in the subsequent quarter by recording a favorable or unfavorable adjustment based on the difference between estimated and actual sales when we receive royalty statements from licensees. For additional information on our accounting policies related to revenue recognition, refer to Footnote 3, "Revenue Recognition" within our unaudited interim condensed consolidated financial statements.

There have been no additional material changes, other than the aforementioned updates resulting from COVID-19, to the critical accounting policies from those included in our fiscal 2019 Annual Report on Form 10-K as per Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included therein.

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	March 27, 2020	March 29, 2019	$	%	March 27, 2020	March 29, 2019	$	%
Revenue	$328,865	$310,308	$18,557	6%	$586,548	$570,587	$15,961	3%
Percentage of total revenue	93%	92%			91%	89%
Cost of licensing	13,243	16,074	(2,831)	(18)%	25,585	27,471	(1,886)	(7)%
Gross margin	315,622	294,234	21,388	7%	560,963	543,116	17,847	3%
Gross margin percentage	96%	95%			96%	95%

Current Quarter: Q2 2020 vs. Q2 2019

Factor	Revenue		Gross Margin
Other	â	Lower revenues from Dolby Cinema resulting from the closure of cinemas due to COVID-19, lower automotive recoveries and gaming revenue, partially offset by higher patent administration fees from Via Licensing	ßà	No significant fluctuations
Mobile	á	Higher revenues from increased adoption of our patent licensing technologies, partially offset by lower unit shipments of mobile devices attributable to COVID-19
CE	á	Higher revenues from increased adoption of our patent licensing technologies, partially offset by lower unit shipments attributable to COVID-19
PC	á	Higher revenues from recoveries, partially offset by lower unit shipments attributable to COVID-19
Broadcast	á	Higher recoveries and higher adoption of our technologies, partially offset by lower unit shipments of TVs and STBs attributable to COVID-19

Year-To-Date: Q2 2020 vs. Q2 2019

Factor	Revenue		Gross Margin
Other	â	Lower revenues from automotive recoveries and gaming, and lower revenues from Dolby Cinema due to COVID-19, partially offset by higher patent administration fees from Via Licensing	ßà	No significant fluctuations
PC	á	Higher revenues from recoveries and higher adoption of our newer technologies in more PC models, partially offset by lower revenues from patent licensing technologies and lower unit shipments due to COVID-19
CE	á	Higher revenues from increased adoption of our patent licensing technologies, and increased adoption of our technologies in DMAs and soundbars, partially offset by lower unit shipments attributable to COVID-19
Mobile	á	Higher revenues from increased adoption of our patent licensing technologies, partially offset by lower unit shipments attributable to COVID-19
Broadcast	á	Higher recoveries, partially offset by lower units shipments of STBs and TVs attributable to COVID-19

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

        Services revenue consists of fees charged to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training and maintenance, mixing room alignment, equalization, as well as audio, color, and light image calibration. Services revenue also includes PCS for products sold and equipment installed at Dolby Cinema theaters operated by exhibitor partners and support for the implementation of our technologies into products manufactured by our licensees. Cost of services consists of personnel and personnel-related costs for providing our professional services, software maintenance and support, external consultants, and other direct expenses incurred on behalf of customers.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products and Services	March 27, 2020	March 29, 2019	$	%	March 27, 2020	March 29, 2019	$	%
Revenue	$22,950	$27,950	$(5,000)	(18)%	$57,144	$70,047	$(12,903)	(18)%
Percentage of total revenue	7%	8%			9%	11%
Cost of products and services	23,587	20,501	3,086	15%	48,560	47,733	827	2%
Gross margin	(637)	7,449	(8,086)	(109)%	8,584	22,314	(13,730)	(62)%
Gross margin percentage	(3)%	27%			15%	32%
Current Quarter: Q2 2020 vs. Q2 2019

Factor	Revenue		Gross Margin
Products	â	Prior period included revenue from Dolby Cinema sales-type leases (hybrid agreements), lower cinema equipment attributable to COVID-19, partially offset by higher units of Dolby Voice products	â	Higher excess & obsolescence charges and lower utilization of manufacturing capacity
Services	ßà	No significant fluctuations	â	Lower utilization of available capacity
Year-To-Date: Q2 2020 vs. Q2 2019

Factor	Revenue		Gross Margin
Products	â	Prior period included revenue from Dolby Cinema sales-type leases (hybrid agreements), lower cinema equipment attributable to COVID-19, partially offset by higher units of Dolby Voice products	â	Higher excess & obsolescence charges and lower utilization of manufacturing capacity
Services	ßà	No significant fluctuations	â	Lower utilization of available capacity

Operating Expenses
Research & Development
        R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 27, 2020	March 29, 2019	$	%	March 27, 2020	March 29, 2019	$	%
Research and development	$60,086	$58,625	$1,461	2%	$117,736	$117,272	$464	—%
Percentage of total revenue	17%	17%			18%	18%

Current Quarter: Q2 2020 vs. Q2 2019

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and merit increases across employee base

Year-To-Date: Q2 2020 vs. Q2 2019

Category	Key Drivers
Research & Development	ßà	No significant fluctuations

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 27, 2020	March 29, 2019	$	%	March 27, 2020	March 29, 2019	$	%
Sales and marketing	$88,485	$92,694	$(4,209)	(5)%	$183,603	$178,296	$5,307	3%
Percentage of total revenue	25%	27%			29%	28%

Current Quarter: Q2 2020 vs. Q2 2019

Category	Key Drivers
Marketing Programs	á	Higher costs related to marketing efforts for growth initiatives and company branding activities
Compensation & Benefits	â	Lower headcount, partially offset by merit increases across employee base
Travel	â	Lower costs for company travel and tradeshows due to COVID-19 travel restrictions

Year-To-Date: Q2 2020 vs. Q2 2019

Category	Key Drivers
Marketing Programs	á	Higher costs related to marketing efforts for growth initiatives and company branding activities
Compensation & Benefits	â	Lower headcount, partially offset by merit increases across employee base
Travel	â	Lower costs for company travel and tradeshows due to COVID-19 travel restrictions

General & Administrative

G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 27, 2020	March 29, 2019	$	%	March 27, 2020	March 29, 2019	$	%
General and administrative	$60,800	$47,416	$13,384	28%	$113,329	$98,229	$15,100	15%
Percentage of total revenue	17%	14%			18%	15%

Current Quarter: Q2 2020 vs. Q2 2019

Category	Key Drivers
Legal, Professional, & Consulting	á	Higher costs associated with various legal activities and patent filings
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
Year-To-Date: Q2 2020 vs. Q2 2019

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and merit increases across the existing employee base
Legal, Professional, & Consulting	á	Higher costs associated with various legal activities and patent filings
Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 27, 2020	March 29, 2019	$	%	March 27, 2020	March 29, 2019	$	%
Other income/(expense)	$4,834	$7,072	$(2,238)	(32)%	$10,698	$12,655	$(1,957)	(15)%
Percentage of total revenue	1%	2%			2%	2%

Current Quarter: Q2 2020 vs. Q2 2019

Category	Key Drivers
Interest Income	â	Lower yields on current year investment balances
Year-To-Date: Q2 2020 vs. Q2 2019

Category	Key Drivers
Interest Income	â	Lower yields on our current year investment balances
Other Income	á	Higher valuation on equity investments and realized gains from sales of investments
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
(Provision for)/benefit from income taxes	$(22,105)	$(36,427)	$(27,968)	$(12,323)
Effective tax rate	20.0%	33.1%	16.9%	6.7%

Current Quarter: Q2 2020 vs. Q2 2019

Factor	Impact On Effective Tax Rate
Enactment of Tax Act	â	Higher tax expense in the prior year due to a discrete tax expense from adjustments to the Tax Reform Transition Tax
Stock-Based Compensation	â	Higher benefit related to the settlement of stock-based awards
Foreign Operations	á	Lower benefit from foreign earned income

Year-To-Date: Q2 2020 vs. Q2 2019

Factor	Impact On Effective Tax Rate
Enactment of Tax Act	á	Lower tax expense in the prior year due to a discrete tax benefit from adjustments to the Tax Reform Transition Tax
Stock-Based Compensation	â	Higher benefit related to the settlement of stock-based awards
Foreign Operations	á	Lower benefit from foreign earned income

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months, despite the uncertainty in the changing market and economic conditions related to COVID-19.
As of March 27, 2020, we had cash and cash equivalents of $724.9 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $302.2 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities.
The following table presents selected financial information as of March 27, 2020 and September 27, 2019 (amounts displayed are in thousands):

	March 27, 2020	September 27, 2019
Cash and cash equivalents	$724,931	$797,210
Short-term investments	174,859	119,146
Long-term investments	127,294	179,587
Accounts receivable, net	247,043	189,115
Accounts payable and accrued liabilities	254,910	283,356
Working capital	1,152,318	1,074,687
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
Operating Activities

	Fiscal Year-To-Date Ended
	March 27, 2020	March 29, 2019
Net cash provided by operating activities	$96,899	$105,844
Net cash provided by operating activities decreased $8.9 million in the fiscal year-to-date period ended March 27, 2020 as compared to the fiscal year-to-date period ended March 29, 2019, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	â	Increased expenses, partially offset by higher revenues which has been mixed due to COVID-19
Deferred Income Taxes	á	Prior period deferred tax asset activity included an additional tax benefit related to adjustments to the Tax Reform Transition Tax
Working Capital	â	Lower inflows due to increase in accounts receivable and decrease in accrued liabilities
Investing Activities

	Fiscal Year-To-Date Ended
	March 27, 2020	March 29, 2019
Net cash used in investing activities	$(47,208)	$(63,454)
Net cash used in investing activities was $16.2 million lower in the fiscal year-to-date period ended March 27, 2020 as compared to the fiscal year-to-date period ended March 29, 2019, primarily due to the following:

Factor	Impact On Cash Flows
Intangible Asset Acquisitions	á	Lower outflows for purchases of intangible assets
Capital Expenditures	á	Lower expenditures for PP&E
Purchase of Investments	â	Higher outflows for the purchase of marketable investment securities
Financing Activities

	Fiscal Year-To-Date Ended
	March 27, 2020	March 29, 2019
Net cash used in financing activities	$(116,490)	$(231,451)

Net cash used in financing activities was $115.0 million lower in the fiscal year-to-date period ended March 27, 2020 as compared to the fiscal year-to-date period ended March 29, 2019, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	á	Lower outflows for common stock repurchases
Common Stock Issuance	á	Higher inflows from employee stock option exercises
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of March 27, 2020, we had cash and cash equivalents of $724.9 million, which consisted of cash, commercial paper, and highly liquid money market funds. In addition, we had both short and long-term investments of $302.2 million, which consisted primarily of municipal debt securities, corporate bonds, government bonds, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At March 27, 2020, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately twelve months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of March 27, 2020, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $3.0 million and $1.5 million, respectively.
Foreign Currency Exchange Risk
We maintain business operations in foreign countries, most significantly in Australia, China, Germany, the Netherlands, Poland, and the United Kingdom. Additionally, a growing portion of our business is conducted outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar, most notably:
•Australian Dollar
•British Pound
•Chinese Yuan
•Euro
•Polish Zloty
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

We maintain a cash flow hedge program using forward currency contracts to reduce the impact of currency volatility on U.S. dollar operating expenses and margins. The effective portions of cash flow hedges are recorded at fair value with changes in the fair value as a component in AOCI, until the hedged item is recognized in earnings. Amounts in AOCI are expected to be released to the same line item in the consolidated statements of operations concurrently with the hedged costs, within the next eighteen months. As of March 27, 2020 and September 27, 2019, the outstanding derivative instruments had maturities of equal to or less than 18 months, and the total notional amounts of outstanding contracts were $141.9 million and $29.0 million, respectively.
For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of March 27, 2020. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of spot exchange rates relative to the U.S. dollar. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $9.3 million. Conversely, a 10% decrease of the U.S. dollar against all currencies would result in an increase in the fair value of these financial instruments by $9.3 million.

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
Changes in Internal Control Over Financial Reporting
The Company's internal business operations, including financial reporting systems and internal control over financial reporting, have not been materially impacted by COVID-19. There were no changes in our internal control over financial reporting during the fiscal quarter ending March 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REVENUE GENERATION

COVID-19

COVID-19 has had and will continue to have an adverse impact on our operations and financial performance. To date, the pandemic, which has affected nearly all regions around the world, and preventative measures taken to contain or mitigate the pandemic, are causing business slowdown or shutdown in affected areas and significant disruption in the financial markets. We cannot predict with any certainty the degree to, or the time period over, which our revenues and operations will be affected by this pandemic and related preventative measures.

The spread of COVID-19 impacts several of our partners and has resulted in disruption of the supply chain of consumer products and delays in shipments. In addition, consumer demand for products that include our technologies has been, and we expect to continue to be, negatively impacted due to economic uncertainty from COVID-19 and a decline in discretionary spending by consumers. These factors have resulted in decreased revenue pertaining to customer-shipment royalties. Further, these factors can result in delays in the release of new products or services that contain our technologies by partners and licensees. These factors may also result in delays in royalty reporting and delinquent payments by partners and licensees.

The overall cinema market has been, and we expect to continue to be, adversely impacted by COVID-19 social distancing recommendations. Our exhibition partners and customers have either partially or fully discontinued operations. In addition, the closure of Dolby Cinema sites for an unknown amount of time has adversely impacted, and we expect will continue to adversely impact, our revenue recognized on our share of box-office sales and demand for our cinema products and services.

The spread of COVID-19 has caused us to modify our business practices (including temporary office closures, restricting employee travel, enabling and encouraging remote work, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, licensees, partners, and community. These actions may adversely impact our productivity and cause delays on new and existing projects. Such delays may negatively impact our revenues. Further, there is no certainty that the measures we have taken or will take will be sufficient to mitigate the risks posed by the virus to the well-being and productivity of our workforce.

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted with any certainty, including, but not limited to, the duration and extent of the pandemic, its severity, the actions to contain the virus or its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Even after COVID-19 has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of COVID-19, could have a continuing adverse effect on demand for products and services that contain our technologies as well as limited or significantly reduced points of access to such products and services.

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
In order to increase the value of our technologies in the mobile market, we have worked with online and mobile media content service providers to encode their content with our technologies, which could affect OEM and software vendor demand for our decoding technologies. However, the online and mobile media content services markets are also characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent product and service introductions and short life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing or the removal of our technologies by these providers and may result in decreased revenue from our mobile market. Further, COVID-19 may adversely impact consumer demand for mobile devices, the ability of our partners to manufacture such devices, impacts to supply chain and distribution, timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products
PC Industry Risks. Revenue from our PC market depends on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included on computers, including through operating systems, the inclusion of optical disc drives or otherwise, and the terms of any royalties or other payments we receive. Further, we rely on a small number of partnerships with key participants in the PC market. If we are unable to maintain these key relationships, we may experience a decline in PCs incorporating our technologies. Further, COVID-19 may adversely impact consumer demand for PCs, the ability of our partners to manufacture such devices, impacts to supply chain and distribution, timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products.
Cinema Industry Risks. Revenue from Dolby Cinema and cinema product sales is subject to the pace of construction or upgrade of screens, the advent of new or competing technologies, the willingness of movie studios to produce films in our Dolby Atmos and Dolby Vision formats, consumer trends, box-office performance generally, and other events or conditions in the cinema industry. Although we have invested, and expect to continue to invest, a substantial amount of time and resources developing Dolby Cinema and building our partnerships in connection with the launch of Dolby Cinema locations, this is a relatively new market for us and we may not recognize a meaningful amount of revenue from these efforts in the near future, or at all, if new Dolby Cinema locations are not ultimately successful, or if there is a decrease in the performance of our existing locations. Additionally, we have collaborations with multiple exhibitors in foreign markets, including Asia, Europe, and the Middle East, and we may face a number of risks in expanding Dolby Cinema in these and other new international markets. The revenue we receive from Dolby Cinema exhibitors are based on a portion of box-office receipts from the installed theaters, and the timing of such theater installations is dependent upon a number of factors beyond our control. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally. The success of Dolby Cinema depends in large part on our ability to differentiate our offering, deploy new sites in accordance with plans, provide a compelling experience, and attract and retain a viewing audience. In addition, a decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be negatively impacted. These factors are subject to increased risk due to COVID-19 and related government actions, including the shutdown of cinemas and other non-essential businesses, delay in royalty and other payments and solvency of our exhibitor partners. Further, even when COVID-19 subsides, it is uncertain how quickly cinema locations will be permitted to resume operations or how quickly moviegoers will return to theaters once theaters resume operations, which may depend on continued concerns over safety and continued social distancing and/or depressed consumer sentiment due to adverse economic conditions.

Our revenue and associated demand from cinema product sales is dependent upon industry and economic cycles, which are subject to risks including delays in cinematic releases and closure of cinema locations related to COVID-19, along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in the China market, which is subject to economic risks as well as geo-political risks. Furthermore, future growth of our cinema products business also depends upon new theater construction and entering into an equipment replacement cycle whereby previously purchased cinema products are upgraded or replaced. To the extent that we do not make progress in these areas, or are faced with pricing pressures, competing technologies, or other global macroeconomic challenges our revenue may be adversely impacted.

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
Consumer Spending Weakness. Weakness in general economic conditions may suppress consumer demand in our markets. Many of the products in which our technologies are incorporated are discretionary goods, such as PCs, TVs, STBs, Blu-ray Disc players, video game consoles, AVRs, mobile devices, in-car entertainment systems, and home-theater systems. Weakness in general economic conditions may also lead to licensees and customers becoming delinquent on their obligations to us or being unable to pay, resulting in a higher level of write-offs. Economic conditions, including business slowdown caused by COVID-19, may increase underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increase the unauthorized use of our technologies.
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

Royalty Reporting
Our operating results fluctuate based on the risks set forth in this section, as well as, among other factors, on:
•Royalty reports including positive or negative corrective adjustments;
•Retroactive royalties that cover extended periods of time; and
•Timing of revenue recognition under licensing agreements and other contractual arrangements, including recognition of unusually large amounts of revenue in any given quarter.
Inaccurate Licensee Royalty Reporting. We generate licensing revenue primarily from OEMs who license our technologies and incorporate those technologies into their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to report their shipments accurately. However, we have difficulty independently determining whether our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We are regularly involved in discussions with third party technology licensees regarding license terms. Most of our license agreements permit us to audit our licensees’ records, and we routinely exercise these rights, but audits are generally expensive, time-consuming, and potentially detrimental to our ongoing business relationships with our licensees. In the past, licensees have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalties by our licensees. We have been able to obtain certain recovery payments from licensees (either in the form of back payments or settlements), and such recoveries have become a recurring element of our business; however, we are unable to predict with certainty the revenue that we may recover in the future or our ability to continue to obtain such recoveries at all. Further, as COVID-19 continues to impact our licensees, it may result in continued delays in royalty reporting or payment by some of our licensees.
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
Estimation of sales-based royalties. Beginning in the first quarter of fiscal 2019, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASC 606.

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

TECHNOLOGY TRENDS AND DEVELOPMENTS
Technology Innovation. Our revenue growth will depend upon our success in new and existing markets for our technologies, such as digital broadcast, mobile devices, online and mobile media distribution, cinema, consumer imaging and communications. The markets for our technologies and products are defined by:
•Rapid technological change;
•New and improved technology and frequent product introductions;
•Changing consumer and licensee demands;
•Evolving industry standards; and
•Technology and product obsolescence.
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
For instance, to broaden adoption of Dolby Vision and Dolby Atmos, we will need to continue to expand the array of products and consumer devices that incorporate Dolby Atmos and Dolby Vision, expand the pipeline of Dolby Atmos and Dolby Vision content available from content creators, and encourage consumer adoption in the face of competing products and technologies. Similarly, the success of Dolby Cinema is dependent upon our ability to partner with movie theater exhibitors to launch new Dolby Cinema sites and deploy new sites in accordance with plans, as well as the continued release and box-office success of new films in the Dolby Vision and Dolby Atmos formats released through Dolby Cinemas. These factors are subject to increased risk due to COVID-19 and related government actions, including the shutdown of cinemas and other non-essential businesses, delay in royalty and other payments and solvency of our exhibitor partners.
Further, the commercial success of products incorporating Dolby formats, content released in Dolby formats, and Dolby Cinemas generally, depends upon a number of factors outside of our control, including, but not limited to, consumer preferences, critical reception, timing of release, marketing efforts of third-parties, and general market conditions. Moreover, release and distribution of such products and content can be subject to delays in production or changes in release schedule, including delays in release and distribution related to COVID-19 and the global response to COVID-19, which can negatively impact the quantity, timing and quality of such products and content released in Dolby formats and available at Dolby Cinema theaters.
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
We generally seek patent protection for our innovations. However, our patent program faces a number of challenges, including:
•Possibility that innovations may not be protectable;
•Failure to protect innovations that later turn out to be important;
•Insufficient patent protection to prevent third parties from designing around our patent claims;
•Our pending patent applications may not be approved; and
•Possibility that an issued patent may later be found to be invalid or unenforceable.

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of March 27, 2020, we had approximately 12,500 issued patents in addition to approximately 4,000 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through February 2044. If we are unable to expand on our patent portfolio or refresh our technology with new patented inventions, our revenues could decline.
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
U.S. and Foreign Patent Rights. Our licensing business depends in part on the uniform and consistent treatment of patent rights in the U.S. and abroad. Changes to the patent laws and regulations in the U.S. and abroad may limit our ability to obtain, license, and enforce our rights. Additionally, court and administrative rulings may interpret existing patent laws and regulations in ways that hurt our ability to obtain, license, and enforce our patents. We face challenges protecting our IP in foreign jurisdictions, including:
•Our ability to enforce our contractual and IP rights, especially in countries that do not recognize and enforce IP rights to the same extent as the U.S., Japan, Korea, and European countries do, which increases the risk of unauthorized use of our technologies;
•Limited or no patent protection for our DD technologies in countries such as China, Taiwan, and India, which may require us to obtain patent rights for new and existing technologies in order to grow or maintain our revenue; and
•Because of limitations in the legal systems in many countries, our ability to obtain and enforce patents in many countries is uncertain, and we must strengthen and develop relationships with entertainment industry participants worldwide to increase our ability to enforce our IP and contractual rights without relying solely on the legal systems in the countries in which we operate.

OPERATIONS
Reliance on Key Suppliers. Our reliance on suppliers for some of the key materials and components we use in manufacturing our products involves risks, including limited control over the price, timely delivery, and quality of such components, as well as the risk of delay caused by COVID-19 and related interruptions to the supply chain. We generally have no formal agreements in place with our suppliers for the continued supply of materials and components. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause delays in our operations and increase our production costs. In addition, our suppliers may not be able to meet our production demands as to volume, quality, or timeliness.
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
Production Processes and Production. Production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time or in a cost effective manner, which could harm our competitive position. While we have three production facilities, we increasingly use contract manufacturers for a significant portion of our production capacity. Our reliance on contract manufacturers for the manufacture of our products involves risks, including limited control over timely delivery and quality of such products. If production of our products is interrupted, we may not be able to manufacture products on a timely basis. A shortage of manufacturing capacity for our products could negatively impact our operating results and damage our customer relationships. We may be unable to quickly adapt our manufacturing capacity to rapidly changing market conditions and a contract manufacturer may encounter similar difficulties. Likewise, we may be unable to quickly respond to fluctuations in customer demand or contract manufacturer interruptions. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products. Further, delays in production caused by business slowdown or shutdowns related to COVID-19 could harm our production capacity and the conduct of our business.
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
Business Interruptions by Natural Disasters and Other Events Beyond Our Control. Although we maintain crisis management plans, our business operations are subject to interruption by natural disasters and catastrophic events beyond our control, including, but not limited to, earthquakes, hurricanes, typhoons, tropical storms, floods, tsunamis, fires, droughts, tornadoes, public health issues and pandemics, severe changes in climate, war, terrorism, and geo-political unrest and uncertainties. Further, outbreaks of pandemic diseases, or the fear of such events, could provoke (and in the case of COVID-19 has provoked) responses, including government-imposed travel restrictions and limits on access to entertainment venues. These responses could negatively affect consumer demand and our business, particularly in international markets. Additionally, several of our offices, including our corporate headquarters in San Francisco, are located in seismically active regions. Because we do not carry earthquake insurance for earthquake–related losses and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event.

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

STRATEGIC ACTIVITIES
Importance of Industry Relationships. To be successful, we must maintain and grow our relationships with a broad range of industry participants, including:
•Content creators, such as film directors, studios, mobile and online content producers, and music producers;
•Content distributors, such as studios, film exhibitors, broadcasters, operators, and OTT video service providers and video game publishers;
•Leading companies in the audio and video conferencing markets; and
•Device manufacturers.
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

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures, and languages; currency risks; and risks associated with the economic, political, and regulatory environment in specific countries, including delays related to COVID-19. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, and write-offs of goodwill. Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Also, the anticipated benefits of our acquisitions may not materialize.
We face various risks in integrating acquired businesses, including:
•Diversion of management time and focus from operating our business to acquisition integration challenges;
•Cultural and logistical challenges associated with integrating employees from acquired businesses into our organization;
•Retaining employees, suppliers and customers from businesses we acquire;
•The need to implement or improve internal controls, procedures, and policies appropriate for a public company at businesses that prior to the acquisition may have lacked effective controls, procedures, and policies;
•Possible write-offs or impairment charges resulting from acquisitions;
•Unanticipated or unknown liabilities relating to acquired businesses; and
•The need to integrate acquired businesses’ accounting, management information, manufacturing, human resources, and other administrative systems to permit effective management.

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 54% and 57% of our revenue was derived outside of the U.S. in the fiscal year-to-date period ended March 27, 2020 and March 29, 2019, respectively. We are subject to a number of risks related to conducting business internationally, including:

•U.S. and foreign government trade restrictions, including those which may impose restrictions on the importation of programming, technology, or components to or from the U.S., and those which may put restrictions or prohibitions on the exportation, reexportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;
•Changes in trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;
•Tariffs imposed by the U.S. on goods from other countries or tariffs imposed by other countries on U.S. goods, including the tariffs imposed over the course of 2018 and 2019 by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which remain uncertain;
•Compliance with applicable international laws and regulations, including antitrust and other competition laws, that may change unexpectedly, differ, or conflict with laws in other countries where we conduct business, or are otherwise not harmonized with one another;
•Foreign government taxes, regulations, and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the U.S., and other laws limiting our ability to repatriate funds to the U.S.;
•Potential adverse changes in the political and/or economic stability of foreign countries or in their diplomatic relations with the U.S.;
•Difficulty in establishing, staffing, and managing foreign operations, including but not limited to restrictions on the ability to obtain or retain licenses required for operation, relationships with local labor unions and works councils, investment restrictions and/or requirements, and restrictions on foreign ownership of subsidiaries;
•Adverse fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;
•Poor recognition of IP rights;
•Difficulties in enforcing contractual rights;

•Multi-jurisdictional data protection and privacy laws, including the European Union's General Data Protection Regulation and restrictions on transferring personally identifiable information outside of a jurisdiction;
•Political or social instability in the U.K. and Europe (including but not limited to uncertainty resulting from the Brexit referendum in the U.K.) and in Russia, the Middle East, North Africa, Latin America and other emerging markets;
•Uncertainties related to any geopolitical, economic and regulatory effects or changes due to the current political climate in the U.S.;
•Natural disasters, war or events of terrorism;
•The global macroeconomic environment and potential slowing of key markets we serve, such as the current economic challenges in China; and
•Changes in the regulatory and compliance landscape resulting from COVID-19.

Any or all of these factors may impact the demand for, and profitability of, our technologies and products, as well as our customers' products that incorporate our technologies.
Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for IP. The regulatory enforcement activities in such jurisdictions can be unpredictable, in some cases because these jurisdictions have only recently implemented competition laws.  From time to time, we are the subject of requests for information, market conduct examinations, inquires or investigations by industry groups and/or regulatory agencies in these jurisdictions.  For instance, in October 2018, September 2019 and March 2020, the Korean Fair Trade Commission requested information relating to our business practices in South Korea, and we are cooperating with such requests. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, our results could be negatively impacted and we could be exposed to costly and time-consuming legal proceedings.
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
Tax Rates and Liabilities. We are a U.S. multi-national company that is subject to tax in multiple U.S. and foreign jurisdictions. We must use judgment to determine our worldwide tax provision. We receive significant tax benefits from a portion of our foreign sales, and realizability of these benefits are contingent upon existing current tax laws and regulations in the U.S. and countries where we operate. The following could materially affect our effective tax rate:
•Changes in geographic mix of earnings, where earnings are lower than anticipated in countries with lower tax rates and higher than anticipated in countries with higher tax rates;
•Changes in the valuation of our deferred tax assets and liabilities;
•Changes in transfer pricing arrangements;
•Outcomes of tax audits;
•Changes in accounting principles; or
•Changes in tax laws and regulations in the countries in which we operate, including an increase in tax rates, or an adverse change in the treatment of an item of income or expense.
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

STOCK-RELATED ISSUES
Controlling Stockholder. At March 27, 2020, the Dolby family and their affiliates owned 966,951 shares of our Class A common stock and 36,146,233 shares of our Class B common stock. As of March 27, 2020, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 84.9% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
The following table provides information regarding our share repurchases made under the program during the second quarter of fiscal 2020:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
December 28, 2019 - January 24, 2020	—	—	—	$330.9 million
January 25, 2020 - February 21, 2020	719,256	71.55	719,256	$279.5 million
February 22, 2020 - March 27, 2020	296,225	68.19	296,225	$259.3 million
Total	1,015,481		1,015,481
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith
10.1	Dolby Laboratories, Inc. 2020 Stock Plan (formerly known as the 2005 Stock Plan)	Current Report on Form 8-K	001-32431	February 7, 2020
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
+ Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 4, 2020

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)