Form 10-Q
period 2020-06-26
Dolby Laboratories, Inc.
filed 2020-08-03
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On July 24, 2020, the registrant had 64,372,221 shares of Class A common stock, par value $0.001 per share, and 36,222,720 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended June 26, 2020

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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 26, 2020	September 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$855,103	$797,210
Restricted cash	8,290	8,383
Short-term investments	189,383	119,146
Accounts receivable, net of allowance for doubtful accounts of $14,292 and $9,775	247,486	189,115
Contract assets	128,319	195,651
Inventories, net	29,330	32,331
Prepaid expenses and other current assets	45,524	39,704
Total current assets	1,503,435	1,381,540
Long-term investments	74,768	179,587
Property, plant, and equipment, net	546,650	537,432
Operating lease right-of-use assets	78,374	—
Intangible assets, net	160,069	180,891
Goodwill	335,694	334,829
Deferred taxes	104,015	114,075
Other non-current assets	100,901	93,395
Total assets	$2,903,906	$2,821,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,047	$15,212
Accrued liabilities	210,241	268,144
Income taxes payable	3,071	3,506
Contract liabilities	18,025	19,991
Operating lease liabilities	16,318	—
Total current liabilities	257,702	306,853
Non-current contract liabilities	24,128	24,404
Non-current operating lease liabilities	65,189	—
Other non-current liabilities	119,990	177,462
Total liabilities	467,009	508,719

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 64,338,677 shares issued and outstanding at June 26, 2020 and 63,911,270 at September 27, 2019	58	58
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,222,720 shares issued and outstanding at June 26, 2020 and 36,229,820 at September 27, 2019	41	41
Retained earnings	2,448,389	2,327,877
Accumulated other comprehensive (loss)	(17,121)	(20,625)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,431,367	2,307,351
Controlling interest	5,530	5,679
Total stockholders’ equity	2,436,897	2,313,030
Total liabilities and stockholders’ equity	$2,903,906	$2,821,749
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Revenue:
Licensing	$235,125	$271,897	$821,673	$842,484
Products and services	11,784	30,262	68,928	100,309
Total revenue	246,909	302,159	890,601	942,793

Cost of revenue:
Cost of licensing	12,572	13,290	38,157	40,761
Cost of products and services	17,316	26,400	65,876	74,133
Total cost of revenue	29,888	39,690	104,033	114,894

Gross margin	217,021	262,469	786,568	827,899

Operating expenses:
Research and development	59,583	60,408	177,319	177,680
Sales and marketing	70,934	83,390	254,537	261,686
General and administrative	50,843	54,183	164,172	152,412
Restructuring charges	1,522	30,232	1,866	30,264
Total operating expenses	182,882	228,213	597,894	622,042

Operating income	34,139	34,256	188,674	205,857

Other income/expense:
Interest income	2,578	6,551	12,231	19,230
Interest expense	(34)	(29)	(131)	(106)
Other income, net	3,307	1,022	4,449	1,075
Total other income	5,851	7,544	16,549	20,199

Income before income taxes	39,990	41,800	205,223	226,056
(Provision for)/benefit from income taxes	27,388	(2,163)	(580)	(14,486)
Net income including controlling interest	67,378	39,637	204,643	211,570
Less: net income attributable to controlling interest	(93)	(63)	(109)	(337)
Net income attributable to Dolby Laboratories, Inc.	$67,285	$39,574	$204,534	$211,233

Net income per share:
Basic	$0.67	$0.39	$2.03	$2.07
Diluted	$0.66	$0.38	$1.99	$2.01
Weighted-average shares outstanding:
Basic	100,593	101,218	100,594	102,012
Diluted	102,075	103,717	102,912	105,025

Related party rent expense:
Included in operating expenses	$(36)	$13,107	$112	$14,755
Included in net income attributable to controlling interest	$116	$111	$337	$463

Cash dividend declared per common share	$0.22	$0.19	$0.66	$0.57
Cash dividend paid per common share	$0.22	$0.19	$0.66	$0.57
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net income including controlling interest	$67,378	$39,637	$204,643	$211,570
Other comprehensive income:
Currency translation adjustments, net of tax expense/(benefit) of $0, $0, $0, and $0	8,471	(2,005)	1,900	(3,718)
Unrealized gains/(losses) on investments, net of tax expense/(benefit) of ($556), ($30), ($763), and $94	478	1,918	(411)	4,786
Unrealized gains on cash flow hedges, net of tax of ($110), $0, ($110), and $0	5,764	134	2,040	134
Total other comprehensive income, net of tax	14,713	47	3,529	1,202

Total comprehensive income	82,091	39,684	208,172	212,772
Less: comprehensive (income)/loss attributable to controlling interest	(312)	77	(134)	(203)
Comprehensive income attributable to Dolby Laboratories, Inc.	$81,779	$39,761	$208,038	$212,569
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Fiscal Quarter-To-Date
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at March 27, 2020	$99	$—	$2,395,575	$(31,615)	$2,364,059	$5,218	$2,369,277
Net income	—	—	67,285	—	67,285	93	67,378
Other comprehensive loss, net of tax	—	—	—	14,494	14,494	219	14,713
Stock-based compensation expense	—	21,285	—	—	21,285	—	21,285
Repurchase of common stock	(1)	(34,712)	7,632	—	(27,081)	—	(27,081)
Cash dividends declared and paid on common stock	—	—	(22,103)	—	(22,103)	—	(22,103)
Common stock issued under employee stock plans	1	14,302	—	—	14,303	—	14,303
Tax withholdings on vesting of restricted stock	—	(875)	—	—	(875)	—	(875)
Balance at June 26, 2020	$99	$—	$2,448,389	$(17,121)	$2,431,367	$5,530	$2,436,897

	Fiscal Year-To-Date
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 27, 2019	$99	$—	$2,327,877	$(20,625)	$2,307,351	$5,679	$2,313,030
Net income	—	—	204,534	—	204,534	109	204,643
Other comprehensive loss, net of tax	—	—	—	3,504	3,504	25	3,529
Distributions to controlling interest	—	—	—	—	—	(283)	(283)
Stock-based compensation expense	—	64,850	—	—	64,850	—	64,850
Repurchase of common stock	(2)	(111,168)	(17,583)	—	(128,753)	—	(128,753)
Cash dividends declared and paid on common stock	—	—	(66,439)	—	(66,439)	—	(66,439)
Common stock issued under employee stock plans	2	68,287	—	—	68,289	—	68,289
Tax withholdings on vesting of restricted stock	—	(21,969)	—	—	(21,969)	—	(21,969)
Balance at June 26, 2020	$99	$—	$2,448,389	$(17,121)	$2,431,367	$5,530	$2,436,897

	Fiscal Quarter-To-Date
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at March 29, 2019	$100	$—	$2,361,607	$(14,683)	$2,347,024	$5,833	$2,352,857
Net income	—	—	39,574	—	39,574	63	39,637
Other comprehensive income, net of tax	—	—	—	187	187	(140)	47
Distributions to controlling interest	—	—	—	—	—	(1)	(1)
Stock-based compensation expense	—	18,863	—	—	18,863	—	18,863
Repurchase of common stock	(1)	(35,651)	(52,980)	—	(88,632)	—	(88,632)
Cash dividends declared and paid on common stock	—	—	(19,283)	—	(19,283)	—	(19,283)
Common stock issued under employee stock plans	—	17,869	—	—	17,869	—	17,869
Tax withholdings on vesting of restricted stock	—	(1,081)	—	—	(1,081)	—	(1,081)
Balance at June 28, 2019	$99	$—	$2,328,918	$(14,496)	$2,314,521	$5,755	$2,320,276

	Fiscal Year-To-Date
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Dolby Laboratories, Inc.	Controlling Interest	Total
Balance at September 28, 2018 (as adjusted)	$102	66,127	2,313,539	(15,832)	2,363,936	6,567	2,370,503
Net income	—	—	211,233	—	211,233	337	211,570
Other comprehensive income, net of tax	—	—	—	1,336	1,336	(134)	1,202
Distributions to controlling interest	—	—	—	—	—	(1,015)	(1,015)
Stock-based compensation expense	—	59,580	—	—	59,580	—	59,580
Repurchase of common stock	(4)	(148,972)	(137,536)	—	(286,512)	—	(286,512)
Cash dividends declared and paid on common stock	—	—	(58,318)	—	(58,318)	—	(58,318)
Common stock issued under employee stock plans	1	45,026	—	—	45,027	—	45,027
Tax withholdings on vesting of restricted stock	—	(21,761)	—	—	(21,761)	—	(21,761)
Balance at June 28, 2019	$99	$—	$2,328,918	$(14,496)	$2,314,521	$5,755	$2,320,276

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	June 26, 2020	June 28, 2019
Operating activities:
Net income including controlling interest	$204,643	$211,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,899	62,814
Stock-based compensation	64,850	59,580
Amortization of premium on investments	545	319
Provision for doubtful accounts	5,927	5,201
Deferred income taxes	9,834	(34,872)
Restructuring charge for exit of leased facility	1,441	27,463
Other non-cash items affecting net income	5,348	2,100
Changes in operating assets and liabilities:
Accounts receivable, net	(64,247)	(70,022)
Contract assets	67,334	(16,942)
Inventories	(12,533)	(15,976)
Operating lease right-of-use assets	(16,969)	—
Prepaid expenses and other assets	(10,812)	(13,719)
Accounts payable and accrued liabilities	(48,292)	(10,733)
Income taxes, net	(58,243)	(5,226)
Contract liabilities	(2,222)	491
Operating lease liabilities	17,632	—
Other non-current liabilities	3,052	(4,854)
Net cash provided by operating activities	231,187	197,194

Investing activities:
Purchases of investment securities	(266,065)	(220,321)
Proceeds from sales of investment securities	206,728	149,023
Proceeds from maturities of investment securities	97,625	109,821
Purchases of property, plant, and equipment	(55,909)	(79,670)
Payments for business acquisitions, net of cash acquired	—	(14,919)
Purchase of intangible assets	(2,640)	(17,255)
Net cash used in investing activities	(20,261)	(73,321)

Financing activities:
Proceeds from issuance of common stock	68,289	45,027
Repurchase of common stock	(128,753)	(286,512)
Payment of cash dividend	(66,439)	(58,318)
Distribution to controlling interest	(283)	(1,015)
Shares repurchased for tax withholdings on vesting of restricted stock	(21,969)	(21,761)
Payment related to prior purchases of intangible assets	(91)	—
Payment of deferred consideration for prior business combination	(4,671)	—
Net cash used in financing activities	(153,917)	(322,579)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	791	(2,499)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	57,800	(201,205)
Cash, cash equivalents, and restricted cash at beginning of period	805,593	925,250
Cash, cash equivalents, and restricted cash at end of period	$863,393	$724,045

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$49,784	$43,549

Non-cash investing activities:
Property, plant, and equipment purchased and unpaid at period-end	$(9,699)	$(10,785)
Purchase consideration payable for acquisition	$—	$1,700
Purchase consideration payable for intangibles	$260	$1,881

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
The results for the fiscal quarter ended June 26, 2020 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 25, 2020.
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
Significant items subject to such estimates and assumptions include estimated shipments by our licensees for which we are owed a sales–based royalty. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Our estimates of royalty-based revenue also take into consideration the macroeconomic effect of global events, such as the COVID-19 pandemic or other natural disasters which may impact our licensees' supply chain activities as well as demand for shipments.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended June 26, 2020 and June 28, 2019. Our fiscal year ending September 25, 2020 (fiscal 2020) and our fiscal year ended September 27, 2019 (fiscal 2019) both consist of 52 weeks.

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
Sales-based licensing fees.   In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the third quarter of fiscal 2020, we recorded a favorable adjustment of approximately $11 million, which was primarily related to January through March shipments and largely based on actual royalty statements received from licensees.
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
Collaborative Arrangements.   We collaborate with established cinema exhibitors to offer Dolby Cinema, a branded premium cinema offering for movie audiences. Under such collaborations, Dolby and the exhibitor are both active participants, and share the risks and rewards associated with the business. Accordingly, these collaborations are governed by revenue sharing arrangements under which Dolby receives revenue based on box office receipts, reported to Dolby by exhibitor partners on a monthly or quarterly basis, in exchange for the use of our imaging and sound technologies, our proprietary designs and trademark as well as for the use of our equipment at the exhibitor's venue. The use of our product solution meets the definition of a lease, and for the related portion of Dolby's share of revenue, we apply ASC 842, Leases, and recognize revenue based on monthly box office reports from exhibitors and estimates based on historical and third-party data. Our revenue share is recognized as licensing revenue in our consolidated statements of operations.
In addition, we also enter into hybrid agreements where a portion involves guaranteed payments, which in some cases result in classifying the arrangement as a sales-type lease. In such arrangements, we consider control to transfer at the point in time to which we have installed and tested the equipment, at which point we record such guaranteed payments as product revenue.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. On June 26, 2020, we had $40.4 million of remaining performance obligations, 14% of which we expect to recognize as revenue in fiscal 2020, 34% in fiscal 2021, and the balance of 52% in fiscal years beyond 2021.
F. Disaggregation of revenue
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	June 26, 2020		June 28, 2019		June 26, 2020		June 28, 2019
Licensing	$235,125	95%	$271,897	90%	$821,673	92%	$842,484	89%
Products and services	11,784	5%	30,262	10%	68,928	8%	100,309	11%
Total revenue	$246,909	100%	$302,159	100%	$890,601	100%	$942,793	100%
The following table presents the composition of our licensing revenue for all periods presented:

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Market	June 26, 2020		June 28, 2019		June 26, 2020		June 28, 2019
Broadcast	$88,824	38%	$134,106	49%	$319,634	39%	$356,668	42%
Mobile	77,641	33%	47,034	17%	187,819	23%	147,966	18%
CE	20,365	9%	28,662	11%	118,409	14%	117,188	14%
PC	23,537	10%	24,579	9%	101,171	12%	88,929	11%
Other	24,758	10%	37,516	14%	94,640	12%	131,733	15%
Total licensing revenue	$235,125	100%	$271,897	100%	$821,673	100%	$842,484	100%
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue By Geographic Location	June 26, 2020		June 28, 2019		June 26, 2020		June 28, 2019
United States	$72,261	29%	$78,590	26%	$366,474	41%	$356,389	38%
International	174,648	71%	223,569	74%	524,127	59%	586,404	62%
Total revenue	$246,909	100%	$302,159	100%	$890,601	100%	$942,793	100%
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

Our contract liabilities consist of advance payments and billings in excess of amounts earned and deferred interest where we have significant financing. The non-current portion of contract liabilities is separately disclosed in our consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In the third quarter of fiscal 2020, we recognized $6.5 million from prior period deferred revenue and deferred interest from arrangements which include a significant financing component.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented:

	June 26, 2020	September 27, 2019	Change ($)	Change (%)
Accounts receivable, net	$247,486	$189,115	$58,371	31%
Contract assets	128,319	195,651	(67,332)	(34)%
Contract liabilities - current	18,025	19,991	(1,966)	(10)%
Contract liabilities - non-current	24,128	24,404	(276)	(1)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of June 26, 2020 and September 27, 2019 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable

	June 26, 2020	September 27, 2019
Trade accounts receivable	$179,406	$151,996
Accounts receivable from patent administration program licensees	82,372	46,894
Accounts receivable, gross	261,778	198,890
Less: allowance for doubtful accounts	(14,292)	(9,775)
Total	$247,486	$189,115

Accounts receivable, gross includes unbilled accounts receivable balances of $76.9 million and $82.3 million as of June 26, 2020 and September 27, 2019, respectively, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to their patent administration programs.
Inventories

	June 26, 2020	September 27, 2019
Raw materials	$5,827	$8,031
Work in process	8,192	4,872
Finished goods	15,311	19,428
Total	$29,330	$32,331

Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $3.4 million and $3.0 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of June 26, 2020 and September 27, 2019, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

	June 26, 2020	September 27, 2019
Prepaid expenses	$22,025	$17,997
Other current assets	23,353	20,924
Income tax receivable	146	783
Total	$45,524	$39,704

As of June 26, 2020 and September 27, 2019, other current assets include the carrying value of $2.2 million of land and building that are currently held for sale. Management has committed to a plan to sell the property and we have determined that no indicators of potential impairment exist based on current estimated selling prices in the market.

Accrued Liabilities

	June 26, 2020	September 27, 2019
Accrued royalties	$822	$2,957
Amounts payable to patent administration program partners	59,290	58,899
Accrued compensation and benefits	80,173	78,716
Accrued professional fees	13,085	19,216
Unpaid PP&E additions	7,499	15,332
Accrued customer refunds	15,334	24,299
Other accrued liabilities	34,038	68,725
Total	$210,241	$268,144
Other Non-Current Liabilities

	June 26, 2020	September 27, 2019
Supplemental retirement plan obligations	$3,762	$3,466
Non-current tax liabilities (1)	77,942	136,323
Other liabilities	38,286	37,673
Total	$119,990	$177,462
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

	June 26, 2020
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$791,914	$—	$—	$791,914	$791,914	$—	$—
Cash equivalents:
Certificate of deposit	200	—	—	200	—	200	—
Corporate bonds	976	—	—	976	—	976	—
Money market funds	8,019	—	—	8,019	8,019	—	—
Government bonds	53,994	1	(1)	53,994	53,994	—	—
Cash and cash equivalents	855,103	1	(1)	855,103	853,927	1,176	—

Short-term investments:
Certificate of deposit	575	—	—	575	—	575	—
U.S. agency securities	5,798	23	—	5,821	—	5,821	—
Government bonds	114,175	95	(2)	114,268	111,677	2,591	—
Commercial paper	17,753	23	(2)	17,774	—	17,774	—
Corporate bonds	34,073	200	—	34,273	—	34,273	—
Municipal debt securities	16,597	75	—	16,672	—	16,672	—
Short-term investments	188,971	416	(4)	189,383	111,677	77,706	—

Long-term investments:
U.S. agency securities	4,214	134	—	4,348	—	4,348	—
Government bonds	26,039	755	—	26,794	22,492	4,302	—
Corporate bonds	19,599	457	(2)	20,054	—	20,054	—
Municipal debt securities	19,662	236	(5)	19,893	—	19,893	—
Other long-term investments (1)	3,679	—	—	3,679	—	—	—
Long-term investments	73,193	1,582	(7)	74,768	22,492	48,597	—

Total cash, cash equivalents, and investments	$1,117,267	$1,999	$(12)	$1,119,254	$988,096	$127,479	$—

Investments held in supplemental retirement plan:
Assets	3,860	—	—	3,860	3,860	—	—
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	3,860	—	—	3,860	3,860	—	—
Included in accrued liabilities & other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	—	1,621	—	1,621	—	1,621	—
Assets: included in other non-current assets	—	1,000	—	1,000	—	1,000	—
Liabilities: Included in other accrued expenses	—	—	(502)	(502)	—	(502)	—
Liabilities: Included in other non-current liabilities	—	—	(34)	(34)	—	(34)	—
(1)Other long-term investments as of June 26, 2020 include investments that are not carried at fair value including an equity method investment of $3.7 million.

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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for twelve months or greater as of June 26, 2020 and September 27, 2019 (in thousands):

	June 26, 2020				September 27, 2019
	Less Than 12 Months		12 Months Or Greater		Less Than 12 Months		12 Months Or Greater
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$275	$—	$—	$—	$300	$—	$—	$—
U.S. agency securities	—	—	—	—	—	—	4,787	(9)
Government bonds	94,113	(2)	—	—	1,426	—	—	—
Commercial paper	1,669	(2)	—	—	—	—	—	—
Corporate bonds	2,135	(2)	—	—	7,647	(3)	27,078	(32)
Municipal debt securities	2,508	(6)	—	—	9,552	(13)	900	—
Total	$100,700	$(12)	$—	$—	$18,925	$(16)	$32,765	$(41)
Although we had certain securities that were in an unrealized loss position as of June 26, 2020, we expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at either June 26, 2020 or September 27, 2019 to represent an other–than–temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of June 26, 2020 and September 27, 2019, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	June 26, 2020		September 27, 2019
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$252,160	$252,573	$238,186	$238,354
Due in 1 to 2 years	35,334	35,985	93,948	94,899
Due in 2 to 3 years	34,180	35,103	81,793	82,957
Total	$321,674	$323,661	$413,927	$416,210

6. Property, Plant, & Equipment
Property, plant, and equipment are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our consolidated statements of operations. PP&E consist of the following (in thousands):

	June 26, 2020	September 27, 2019
Land	$41,925	$41,918
Buildings and building improvements	284,373	282,924
Leasehold improvements	81,797	66,730
Machinery and equipment	130,906	128,525
Computer equipment and software	229,297	219,455
Furniture and fixtures	31,742	34,191
Equipment provided under operating leases	189,179	161,372
Construction-in-progress	14,506	19,616
Property, plant, and equipment, gross	1,003,725	954,731
Less: accumulated depreciation	(457,075)	(417,299)
Property, plant, & equipment, net	$546,650	$537,432

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
The lease term of operating leases vary from less than a year to 12 years. We have leases that include one or more options to extend the lease term for up to 5 years as well as options to terminate the lease within one year. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

The components of lease expense were as follows (in thousands):

	Fiscal Quarter Ended	Fiscal Year-To-Date Ended
	June 26, 2020	June 26, 2020
Lease cost
Operating lease cost	6,278	17,431
Variable lease cost	210	787
Total lease cost	6,488	18,218

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Quarter Ended	Fiscal Year-To Date Ended
	June 26, 2020	June 26, 2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,707	16,473
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	2,595	31,455

Supplemental balance sheet information related to leases was as follows:

June 26, 2020
Operating Leases
Weighted-average remaining lease term	6.7 years
Weighted-average discount rate	3.2%

The following table presents the maturity analysis of lease liabilities (in thousands):

	June 26, 2020	September 27, 2019
	Operating Leases	Operating Leases
Remainder of Fiscal 2020	5,810	17,231
Fiscal 2021	16,686	9,329
Fiscal 2022	13,733	7,191
Fiscal 2023	12,314	6,218
Fiscal 2024	11,758	4,499
Thereafter	30,853	12,355
Total undiscounted lease payments	91,154	56,823
Less: imputed interest	(9,647)
Total lease liabilities	81,507
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
Assets provided under an operating lease are carried at cost within property, plant and equipment and depreciated over the lease term using the straight-line method. Fixed operating lease payments are recognized on a straight-line basis over the lease term to other income for our real estate property and to revenue for all other leases. Variable lease payments received under our Dolby Cinema operating leases are computed as shares of lessees' box office revenues and recognized to revenue in the period that box office sales occur. Lease incentive payments we make to lessees are amortized as a reduction in revenue over the lease term. For the quarter ended June 26, 2020, variable operating lease income was $(0.9) million and fixed operating lease income was $1.0 million and for the fiscal year-to-date period ended June 26, 2020, variable operating lease income was $10.2 million and fixed operating lease income was $2.5 million.
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant and equipment and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment was determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. At June 26, 2020, the unguaranteed residual value of sales-type leases was $0.7 million. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease and any variable lease payments, which is not material and not included in the net investment in the lease.
The following table presents the maturity analysis of lease payments due to Dolby (in thousands):

	June 26, 2020
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2020	535	4,047
Fiscal 2021	3,209	1,600
Fiscal 2022	3,242	1,600
Fiscal 2023	3,202	1,600
Fiscal 2024	1,672	796
Thereafter	—	790
Total undiscounted cash flows	11,860	10,433
Less: present value of lease payments (recognized as lease receivables)		(8,601)
Difference		1,832

8. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 27, 2019	$334,829
Acquired goodwill	—
Translation adjustments	865
Balance at June 26, 2020	$335,694
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	June 26, 2020			September 27, 2019
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$342,072	$(198,839)	$143,233	$338,075	$(176,867)	$161,208
Customer relationships	64,724	(48,167)	16,557	64,728	(45,510)	19,218
Other intangibles	22,949	(22,670)	279	22,902	(22,437)	465
Total	$429,745	$(269,676)	$160,069	$425,705	$(244,814)	$180,891
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
With regard to our purchase of intangible assets during the periods presented, the following table summarizes the consideration paid, the weighted-average useful lives over which the acquired assets will be amortized using the greater of either the straight-line basis or a ratio-to-revenue method, and the classification of their amortized expense in our consolidated statements of operations:

Fiscal Period	Total Purchase Consideration (1)	Weighted-Average Useful Life
	(in millions)	(in years)
Fiscal 2019
Q1 - Quarter ended December 28, 2018	$12.1	11.6
Q2 - Quarter ended March 29, 2019	$5.0	4.0
Q3 - Quarter ended June 28, 2019	$10.2	5.4
	$27.3	7.9
Fiscal 2020
Q1 - Quarter ended December 27, 2019	$2.9	14.0
Q2 - Quarter ended March 27, 2020	None
Q3 - Quarter ended June 26, 2020	None
	$2.9	14.0
(1) Amortization expense on the intangible assets from patent portfolio and business acquisitions is included within cost of revenue, R&D, S&M, and G&A in our consolidated statements of operations.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D, S&M, and G&A expenses in our consolidated statements of operations. Amortization expense was $7.4 million and $7.6 million in the third quarter of fiscal 2020 and 2019, respectively, and $22.2 million and $21.6 million in the fiscal year-to-date period ended June 26, 2020 and June 28, 2019, respectively. As of June 26, 2020, estimated amortization expense in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2020	$7,930
2021	30,842
2022	28,255
2023	23,902
2024	21,886
Thereafter	47,254
Total	$160,069

9. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We have issued stock-based awards in the form of stock options and restricted stock units ("RSUs") under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At June 26, 2020, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At June 26, 2020, we had 64,338,677 shares of Class A common stock and 36,222,720 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
On December 15, 2018, we granted PSOs to our executive officers exercisable for an aggregate of 241,100 shares at the target award amount, which would be exercisable up to an aggregate of 301,375 shares at 125% of the target award amount. On December 15, 2017, we granted PSOs to our executive officers exercisable for an aggregate of 264,000 shares at the target award amount, which would be exercisable up to an aggregate of 330,000 shares at 125% of the target award amount. On December 15, 2016, we granted PSOs to our executive officers exercisable for an aggregate of 276,199 shares at the target award amount, which vested in December 2019 at 95% of the target award amount, for an aggregate of 240,539. On December 15, 2015, we granted PSOs to our executive officers, which vested in December 2018 at 125% of the target award amount, for an aggregate of 334,623 shares. As of June 26, 2020, PSOs which would be exercisable for an aggregate of 726,639 shares at the target award amount (994,455 at 125% of the target award amount) were outstanding.
Performance-Based Restricted Stock Units (PSUs).    In the first quarter of fiscal 2020, we began granting PSUs to our executive officers with shares of our Class A common stock underlying such awards. The terms of the PSU Agreement adopted in the first quarter fiscal 2020 provide for the grant of performance-based restricted stock units to our executive officers contingent on Dolby's achievement of annualized TSR targets measured against a comparator index over a three-year performance period following the date of grant. Anywhere from 0% to 200% of eligible restricted stock units may vest based on achievement of the performance conditions at the end of the three-year performance period. As of June 26, 2020, PSUs which would vest for an aggregate of 62,000 shares at the target amount (124,000 at 200% of the target award amount) were outstanding.
In valuing the PSUs which will be recognized as compensation cost, we used a Monte Carlo valuation model. Compensation cost is being amortized on a straight-line basis over the requisite service period.
The following table summarizes information about all stock options issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 27, 2019	7,201	$48.03
Grants	1,109	67.84
Exercises	(1,334)	39.53
Forfeitures and cancellations	(80)	62.24
Options outstanding at June 26, 2020	6,896	52.70	6.37	$92,659
Options vested and expected to vest at June 26, 2020	6,592	52.10	6.28	92,352
Options exercisable at June 26, 2020	4,157	$45.18	5.32	$85,543
(1)Aggregate intrinsic value is based on the closing price of our Class A common stock on June 26, 2020 of $65.76 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers, and employees under our 2020 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vested over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vested over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2020 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria, although no such awards had been granted as of June 26, 2020. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the fair market value of our Class A common stock on the date of grant and is recognized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 27, 2019	2,805	$58.84
Granted	1,348	65.79
Vested	(1,021)	52.40
Forfeitures	(123)	60.92
Non-vested at June 26, 2020	3,009	$62.58
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Expected life (in years)	4.91	4.90	4.91	4.90
Risk-free interest rate	0.4%	2.4%	1.7%	2.7%
Expected stock price volatility	29.4%	22.5%	24.0%	22.9%
Dividend yield	1.5%	1.2%	1.3%	1.1%
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
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Compensation expense - by type
Stock options	$4,053	$4,260	$12,573	$13,561
Restricted stock units	15,983	13,566	48,800	42,836
Employee stock purchase plan	1,249	1,037	3,477	3,183
Total stock-based compensation	21,285	18,863	64,850	59,580
Benefit from income taxes	(3,392)	(3,320)	(10,507)	(10,545)
Total stock-based compensation, net of tax	$17,893	$15,543	$54,343	$49,035

Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Compensation expense - by classification
Cost of products and services	$505	$428	$1,555	$1,328
Research and development	6,202	5,830	19,368	17,856
Sales and marketing	7,892	6,918	$23,768	$22,352
General and administrative	6,686	5,687	20,159	18,044
Total stock-based compensation expense	21,285	18,863	64,850	59,580
Benefit from income taxes	(3,392)	(3,320)	(10,507)	(10,545)
Total stock-based compensation, net of tax	$17,893	$15,543	$54,343	$49,035
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Tax benefit - shares issued under ESPP	$107	$104	$359	$305
Unrecognized Compensation Expense.    At June 26, 2020, total unrecorded compensation expense associated with employee stock options expected to vest was approximately $26.7 million, which is expected to be recognized over a weighted-average period of 2.3 years. At June 26, 2020, total unrecorded compensation expense associated with RSUs expected to vest was approximately $133.6 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of up to $250.0 million of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of June 26, 2020 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Total	$2,000,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of June 26, 2020, the remaining authorization to purchase additional shares is approximately $232 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2020:

Quarterly Repurchase Activity	Shares Repurchased	Cost in thousands (1)	Average Price Paid Per Share (2)

Q1 - Quarter ended December 27, 2019	432,042	$30,003	$69.44
Q2 - Quarter ended March 27, 2020	1,015,481	71,669	70.57
Q3 - Quarter ended June 26, 2020	474,340	27,081	57.09
Total	1,921,863	$128,753
(1)Cost of share repurchases includes the price paid per share and applicable commissions.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program in relation to fiscal 2020:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2020
Q1 - Quarter ended December 27, 2019	January 29, 2020	February 10, 2020	February 20, 2020	$0.22	$22.2 million
Q2 - Quarter ended March 27, 2020	May 4, 2020	May 18, 2020	May 27, 2020	$0.22	$22.1 million
Q3 - Quarter ended June 26, 2020	August 3, 2020	August 17, 2020	August 26, 2020	$0.22	$22.1 million	(1)
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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended June 26, 2020				Fiscal Year-To-Date Ended June 26, 2020
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$1,309	$(3,724)	$(29,200)	$(31,615)	$2,198	$—	$(22,823)	$(20,625)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	(820)	4,820	—	4,000	(2,894)	1,057	—	(1,837)
Foreign currency translation gains/(losses) (1)	—	—	8,252	8,252	—	—	1,875	1,875
Income tax effect - benefit/(expense)	(186)	(110)	—	(296)	(116)	(110)	—	(226)
Net of tax	(1,006)	4,710	8,252	11,956	(3,010)	947	1,875	(188)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (1)	1,854	1,054	—	2,908	3,246	1,093	—	4,339
Income tax effect - benefit/(expense) (2)	(370)	—	—	(370)	(647)	—	—	(647)
Net of tax	1,484	1,054	—	2,538	2,599	1,093	—	3,692
Net current-period other comprehensive income/(loss)	478	5,764	8,252	14,494	(411)	2,040	1,875	3,504
Ending Balance	$1,787	$2,040	$(20,948)	$(17,121)	$1,787	$2,040	$(20,948)	$(17,121)

	Fiscal Quarter Ended June 28, 2019				Fiscal Year-To-Date Ended June 28, 2019
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(80)	$—	$(14,603)	$(14,683)	$(2,948)	$—	$(12,884)	$(15,832)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	2,095	139	—	2,234	4,905	139	—	5,044
Foreign currency translation gains/(losses) (1)	—	—	(1,865)	(1,865)	—	—	(3,584)	(3,584)
Income tax effect - benefit/(expense)	(60)	—	—	(60)	39	—	—	39
Net of tax	2,035	139	(1,865)	309	4,944	139	(3,584)	1,499
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (1)	(147)	(5)	—	(152)	(213)	(5)	—	(218)
Income tax effect - benefit/(expense) (2)	30	—	—	30	55	—	—	55
Net of tax	(117)	(5)	—	(122)	(158)	(5)	—	(163)
Net current-period other comprehensive income/(loss)	1,918	134	(1,865)	187	4,786	134	(3,584)	1,336
Ending Balance	$1,838	$134	$(16,468)	$(14,496)	$1,838	$134	$(16,468)	$(14,496)
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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$67,285	$39,574	$204,534	$211,233

Denominator:
Weighted-average shares outstanding—basic	100,593	101,218	100,594	102,012
Potential common shares from options to purchase common stock	1,100	1,829	1,425	2,006
Potential common shares from restricted stock units	360	670	855	1,007
Potential common shares from ESPP	22	—	38	—
Weighted-average shares outstanding—diluted	102,075	103,717	102,912	105,025

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.67	$0.39	$2.03	$2.07
Diluted	$0.66	$0.38	$1.99	$2.01

Antidilutive awards excluded from calculation:
Stock options	3,439	2,610	3,149	2,277
Restricted stock units	111	37	13	1
ESPP	8	—	1	—

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefit
As of June 26, 2020, the total amount of gross unrecognized tax benefits was $60.9 million, of which $36.6 million, if recognized, would reduce our effective tax rate. As of September 27, 2019, the total amount of gross unrecognized tax benefits was $108.5 million, of which $72.8 million, if recognized, would reduce our effective tax rate. The fiscal 2020 decrease was primarily due to the release of liabilities related to unrecognized tax benefits affecting prior periods for which the statute of limitations lapsed in the quarter ended June 26, 2020. Our net liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets.

Effective Tax Rate
Each period, a combination of different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions, that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the third quarter of fiscal 2020 was (68.5)% or a tax benefit of $(27.4) million, compared to our Federal statutory rate of 21% and our effective tax rate in the third quarter of fiscal 2019 of 5.2% or a tax expense of $2.2 million. The decrease in our tax expense was primarily due to the release of liabilities related to unrecognized tax benefits from prior periods due to a lapse in the statute of limitations in the quarter ended June 26, 2020.
Our effective tax rate in the third quarter of fiscal 2020 year-to-date period was 0.3% or a tax expense of $0.6 million, compared to our Federal statutory rate of 21% and our effective tax rate in the third quarter of fiscal 2019 year-to-date period of 6.4% or a tax expense of 14.5 million. The decrease in our tax expense was primarily due to the release of liabilities related to unrecognized tax benefits from prior periods due to a lapse in the statute of limitations in the quarter ended June 26, 2020.

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
As a result of these events, we recorded a total of $36.6 million in restructuring costs in fiscal 2019 and they are reflected as such in the accompanying consolidated statement of operations. The table presented below summarizes changes in restructuring accruals under these plans (in thousands):

	Severance	Leased facility exit costs	Fixed assets write-off	Other associated costs	Total
Balance at September 28, 2018	$—	$—	$—	$124	$124
Restructuring charges/(credits)	3,134	18,261	15,216	(53)	36,558
Cash payments	(3,006)	(4,577)	—	(130)	(7,713)
Non-cash and other adjustments	—	2,039	(15,216)	59	(13,118)
Balance at September 27, 2019	$128	$15,723	$—	$—	$15,851
Restructuring charges	—	1,866	—	—	1,866
Cash payments	(75)	(21,965)	—	—	(22,040)
Non-cash and other adjustments	(53)	4,376	—	—	4,323
Balance at June 26, 2020	$—	$—	$—	$—	$—
Accruals for restructuring charges incurred for the restructuring plans described above are included within accrued liabilities in our consolidated balance sheets while restructuring charges are included within restructuring charges in our condensed consolidated statements of operations.

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

15. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of June 26, 2020 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Naming rights	$—	$7,915	$8,015	$8,116	$8,219	$69,600	$101,865
Purchase obligations	12,119	5,210	2,660	—	—	—	19,989
Donation commitments	1,832	2,931	155	155	155	1,157	6,385
Total	$13,951	$16,056	$10,830	$8,271	$8,374	$70,757	$128,239
Naming Rights.     We are party to an agreement for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. The term of the agreement is 20 years, over which we will make payments on a semi-annual basis until fiscal 2032. Our ongoing annual payment obligations are conditioned in part on the Academy Awards being held and broadcast from the Dolby Theatre. Our payment obligations may be suspended or reduced in certain circumstances, including protracted closure of the Dolby Theatre.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations which are subject to risks and uncertainties, including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; the effect of the novel coronavirus pandemic ("COVID-19") on our business; market growth opportunities and trends; our plans, strategies and expected opportunities; future competition; our stock repurchase plan; and our dividend policy. Use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar expressions indicates a forward-looking statement. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in Part II, Item 1A, “Risk Factors.” Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to new developments or actual results.
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
COVID-19
Please refer to the Executive Summary section of this Item for information concerning the continuing effect of COVID-19 on our business.
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
REVENUE GENERATION
We have active licensing arrangements with over 500 electronics product OEMs and software developers. As of June 26, 2020, we had approximately 12,700 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,200 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.

Licensing
We license our technologies to a range of customers who incorporate them into their products for enhanced audio and imaging functionality whether it be at home, at work, on mobile devices, or at the cinema. Our key technologies are summarized in the table below. As it relates to AAC, HE-AAC, AVC, and HEVC, we jointly participate in patent licensing programs with other patent owners.

Technology	Description
AAC & HE-AAC	An advanced digital audio codec solution with higher bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby® AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos®	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos is an immersive experience that can be provided via multiple Dolby audio coding technologies.
Dolby Digital®	A digital audio coding technology that provides multichannel sound to a variety of media applications.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision®	An imaging technology combining high dynamic range and dynamic metadata to deliver higher color contrast, brighter contrast, and improved details for cinema and a wide range of media devices.
Dolby Voice®	An audio conferencing technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019	Main Offerings Incorporating Our Technologies
Broadcast	38%	49%	39%	42%	Televisions & STBs
Mobile	33%	17%	23%	18%	Smartphones & Tablets
CE	9%	11%	14%	14%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, DVDs, & HTIBs
PC	10%	9%	12%	11%	Windows and macOS operating systems
Other	10%	14%	12%	15%	Gaming consoles, Auto DVD, Dolby Cinema, & Dolby Voice
Total	100%	100%	100%	100%
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
Patent Licensing Model.    We license our patents through patent pools which are arrangements between multiple patent owners to jointly offer and license pooled patents to licensees. We also license our patents directly to manufacturers that use our IP in their products. Finally, we generate service fees for managing patent pools on behalf of third party patent owners through our wholly-owned subsidiary, Via Licensing Corporation. By aggregating and offering pooled IP, patent pools deliver efficiencies that reduce transactional costs for both IP owners and licensees. The Via Licensing patent pools enable product manufacturers to efficiently and transparently secure patent licenses for audio coding, interactive television, digital radio, and wireless technologies. We offer our patents related to AAC, AVC, HE-AAC, HEVC, and other IP through a combination of patent pools and licensing directly to OEMs.
Recoveries.    Licensing revenue recognized in any given quarter may include previous quarters' revenue from licensees and/or settlements with third parties. Within the Results of Operations section of Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," previous quarters' revenue and settlements are collectively referred to as "recoveries." Such recoveries have become a recurring element of our business and are particularly subject to fluctuation and unpredictability.
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
Key products from which we generate products revenue are summarized in the table below:

Product		Description
Cinema	Cinema Imaging Products	Digital Cinema Servers used to load, store, decrypt, decode, watermark, and playback digital film files for presentation on digital cinema projectors and software used to encrypt, encode, and package digital media files for distribution.
	Cinema Audio Products	Cinema Processors, amplifiers, and loudspeakers used to decode, render, and optimally playback digital cinema soundtracks including those using Dolby Atmos.
Other	Dolby Conference Phone	An integral hardware component of the Dolby Voice conferencing solution that enhances full-room voice capture, spatial voice separation, and playback.
	Dolby Voice Room	Video conferencing solution for huddle rooms and conference rooms that combines a camera product with the Dolby Conference Phone and Dolby Voice technology.
	Other Products	3-D glasses and kits, broadcast hardware and software used to encode, transmit, and decode multiple channels of high quality audio for DTV and HDTV distribution, monitors, and accessibility solutions for hearing and visually impaired consumers.

In addition, we offer various services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training and maintenance, mixing room alignment, equalization, as well as audio, color, and light image calibration. We also provide PCS for products sold and equipment installed at Dolby Cinema theaters operated by exhibitor partners and support the implementation of our technologies into products manufactured by our licensees.

EXECUTIVE SUMMARY

COVID-19

In December 2019, a novel coronavirus disease was reported and in January 2020, the World Health Organization ("WHO") declared it a Public Health Emergency of International Concern. On March 11, 2020, the WHO characterized COVID-19 as a pandemic.

COVID-19 has triggered worldwide shutdowns, job losses, and other disruptions which in turn have negatively affected the global economy, including consumer purchasing activity. Because Dolby technologies are featured in a wide array of electronic products that are primarily purchased by consumers, our revenues have been negatively affected by COVID-19. The issues and circumstances relating to COVID-19 continue to change rapidly and are difficult to predict. We continue to monitor the evolving situation and the impact on our business.

The outbreak of COVID-19 has affected many of our partners, resulting in the disruption of consumer products' supply chains, delays in shipments, product development, and product launches. Consumer demand for products that include our technologies may continue to be negatively impacted due to economic uncertainty resulting from COVID-19. These factors have resulted in decreased revenue pertaining to customer-shipment royalties, and may cause delays in the adoption of our technologies by partners. The overall cinema market has been adversely impacted by COVID-19 shelter-in-place and social distancing mandates. Our exhibition partners and customers continue to have either partially or fully discontinued operations. This has resulted in the temporary closure of a substantial majority of Dolby Cinema sites, reducing revenues recognized from box office receipts, and reducing demand for our cinema products and services. As COVID-19 shelter-in-place mandates are lifted, it is uncertain how quickly cinema locations will be permitted to resume operations, or whether cinemas will be able to operate at full capacity. In addition, when cinemas reopen, exhibitor partners may operate fewer screens in response to social-distancing restrictions or decreased audience levels.

At Dolby, we implemented work-from home policies within all our affected office locations and put in place additional safety measures and global travel restrictions to ensure the well-being of our employees. We have enabled our employees with the tools and infrastructure they need to carry on our critical operations and progress the business forward in this remote working environment.

We expect the impact of COVID-19 will extend into fiscal 2021. The degree of impact on our business will depend on several factors, such as the full duration and the extent of the pandemic, as well as actions taken by governments, businesses and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time.
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
Licensing
The majority of our licensing revenue is derived from the licensing of audio and imaging technologies for premium entertainment playback. Our audio technologies are primarily comprised of DD+, Dolby Atmos, AC-4, and our AAC and HE-AAC technologies and related patent licensing programs. Our imaging technologies are primarily comprised of Dolby Vision and our AVC and HEVC technologies and related patent licensing programs. The following are certain highlights of our third quarter of fiscal 2020 and key challenges related to audio and imaging licensing, by market.
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
In the third quarter of fiscal 2020, Xiaomi launched their first TV model that supports Dolby Vision and Dolby Atmos. A number of existing partners also launched TV models enabled with Dolby Vision and Dolby Atmos in India this quarter such as TCL, One Plus, Sony, and Nokia. Panasonic expanded support of Dolby Vision IQ in more TV models. Dolby Vision IQ, which was launched at CES in January 2020, automatically adjusts the TV picture according to the surrounding light and the type of content being viewed, creating an enhanced viewing experience.
In addition, we continue to see engagement with partners supporting our newer technologies in STBs. In the third quarter of fiscal 2020, Free, one of the largest internet service providers in France, launched their first STB supporting Dolby Vision and Dolby Atmos.
Key Challenges: Our pursuit of growth and further adoption of our technologies may be impacted by a number of factors. In some emerging growth countries, such as China, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies. We must continue to present compelling reasons for consumers to demand our audio and imaging technologies, including ensuring that there is a breadth of available content in our formats and such content is being widely distributed. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Additionally, in the broadcast market, as well as other markets, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements. Further, COVID-19 is causing uncertainty about consumer demand for devices and services in the broadcast market, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
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
The breadth of mobile devices supporting Dolby technologies continues to increase globally. A majority of Apple's current iOS product offerings support the combined experience of Dolby Vision and Dolby Atmos. In the third quarter of fiscal 2020, Apple announced that AirPods Pro will support Dolby Atmos with the release of iOS 14. Additional Dolby-Atmos enabled mobile devices are available in the market from partners such as Samsung, Amazon, Lenovo, Sony, Sharp, and Oppo.
Key Challenges: Growth in this market is dependent on several factors. Due to short product life cycles, mobile device OEMs can readily add or remove certain of our technologies from their devices. Our success depends on our ability to address the rapid pace of change in mobile devices, and we must continuously collaborate with mobile device OEMs to incorporate our technologies. Additionally, we must continue to support the development and distribution of Dolby enabled content via various ecosystems. We rely on a small number of partnerships with key participants in the mobile market. If we are unable to maintain these key relationships, we may experience a decline in mobile devices incorporating our technologies. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Further, COVID-19 is causing uncertainty about consumer demand for devices in the mobile market, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
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

In the third quarter of fiscal 2020, Sonos launched a new soundbar that supports Dolby Atmos. Dolby Vision enabled content was added to Google Play. Additional OTT services currently supporting the combined experience of Dolby Vision and Dolby Atmos include Netflix, Disney+, Amazon, Apple TV+, Tencent, and iQiYi.
In the third quarter of fiscal 2020, Hotstar began to support Dolby Vision within their Disney+ content in India. Additionally, Amazon released their first Indian film in Dolby Atmos, and Sky Germany released their first original series in Dolby Atmos.
We continue to focus on expanding the availability of Dolby technologies to new devices and new forms of content such as music, bringing new Dolby experiences to the market. Currently, Dolby Atmos enabled music content is available in the market through Amazon Music HD and TIDAL HiFi streaming services. In the third quarter of fiscal 2020, TIDAL began enabling Dolby Atmos for music to a growing number of TVs, soundbars, and AVR devices through their streaming app. In addition, Dolby Atmos music is available through the Amazon Echo Studio smart speaker.
Key Challenges: We must continue to present compelling reasons for consumers to demand our technologies wherever they enjoy entertainment content, while promoting creation and broad availability of content in our formats. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Further, COVID-19 is causing uncertainty about consumer demand for devices in the home theater market, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
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
Key Challenges: PC revenues have been impacted by a decline in the portion of PCs that have optical disc functionality in recent years, which has resulted in a decline in our ASPs, and we expect this decline in ASPs to continue. If declining conditions and trends persist, and OEMs do not incorporate our technologies in current and future products, our PC revenues will face continuing downward pressure. We must continuously collaborate and maintain our key partnership relationships with PC manufacturers to incorporate our technologies, and we must continue to support the development and distribution of Dolby content via various ecosystems. Further, COVID-19 is causing uncertainty about consumer demand for devices in the PC market, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
Other Markets
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
Key Challenges: Consumer demand for devices in the gaming industry may decline in anticipation of console refresh cycles. In addition, the gaming console market has competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base. These factors may impact our future revenues. If OEMs do not incorporate our technologies in current and future products, our revenues will face downward pressure. Further, COVID-19 is causing uncertainty about consumer demand for devices in the gaming industry, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.

In addition to licensing revenue derived from the licensing of audio and imaging technologies from the markets discussed above, we leverage our audio and imaging technologies to create Dolby experiences through Dolby Cinema.
Dolby Cinema
Highlights: We continued to expand our global presence for Dolby Cinema. In the third quarter of fiscal 2020, the first Dolby Cinema in South Korea was announced with exhibitor partner Megabox. At the end of the fiscal quarter, we had over 250 Dolby Cinema locations operable across 12 countries. The breadth of motion pictures for Dolby Cinema continues to grow with over 300 theatrical titles in Dolby Vision and Dolby Atmos having been announced or released from all the major studios.
Key Challenges: Although the premium large format market for the cinema industry has been growing, Dolby Cinema competes with other existing offerings. Our success depends on our partners and our partners' success, our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering will be tied to global box office performance generally. COVID-19 has had, and is likely to continue to have, a significant effect on theatrical exhibition as exhibitors, including some of our partners, have temporarily suspended some or all operations due to government-imposed restrictions on social gatherings. Further, studios have delayed the release of a number of new movie titles and temporarily suspended the production of future releases. The effects of COVID-19 such as the closure of cinemas and shelter-in-place mandates have had, and are likely to continue to have, a negative impact on our cinema-related revenues and consumer demand. To the extent cinemas reopen, government-imposed social-distancing restrictions and sanitation requirements may impact the number of customers who can attend cinemas, and it is uncertain whether consumer demand for the cinema and other forms of indoor recreation will return to previous levels. In addition, when cinemas reopen, exhibitor partners may operate fewer screens in response to social-distancing restrictions or decreased audience levels.
Products & Services
A majority of our products and services revenues are derived from the sale of audio and imaging products for the cinema, television, broadcast, communication, and entertainment industries. Revenues from the sale of Dolby Conference Phones, Dolby Voice Room, as well as our recently launched interactivity and media processing APIs are included in products and services sales.
Cinema Products & Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers and audio processors to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors, and the number of Dolby Atmos enabled screens installed or committed is over 5,500. As of the end of the third quarter of fiscal 2020, there were over 1,800 Dolby Atmos theatrical titles announced or released.
We also offer a variety of cinema products, which include the IMS3000, an integrated imaging and audio server with Dolby Atmos, the Dolby Multichannel Amplifier, and our high-power flexible line of speakers. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost effective than what was previously available to them.
Key Challenges: Demand for our cinema products is dependent upon our partners and our partners' success in the market, and generally dependent upon industry and economic cycles and box office performance. In addition, it is dependent upon our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in international markets, such as China, which are subject to economic risks as well as geo-political risks. We may also be faced with pricing pressures or competing technologies, which would affect our revenue. Additionally, the effects of COVID-19 such as the closure of cinemas, and shelter-in-place mandates have had, and are likely to continue to have, a negative impact on demand for cinema products and services, which can have a negative impact on the financial health of our cinema customers and partners. If cinemas permanently close, our equipment may be available for resale on the secondary market, and erode the demand for new products. These conditions are likely to continue after the end of government-imposed restrictions.

Dolby Voice
Highlights: We continue to focus on expanding Dolby Voice’s availability to the global market for audio and video conferencing solutions. This includes our "Room as a Service" offering, which enables access to our partner's conferencing solutions with our Dolby Voice Room solution for a monthly subscription fee.
Key Challenges: Our success in this market will depend on the number of service providers and enterprise customers we are able to attract, the volume of products that we are able to sell, and the volume of usage of the service. Disruptions from COVID-19 could negatively affect our customers' ability to install our conferencing solutions in the office, which could result in reduced demand. Additionally, any disruption to our manufacturing operations from external factors including natural disasters or public health issues, such as COVID-19, could impact our ability to meet the demand of our products.
Other Services
Highlights: We are focused on bringing our expertise in media and communications to elevating a broad range of digital experiences. In the third quarter of fiscal 2020, we launched Dolby.io, our developer platform, that enables developers to access our technologies through the form of APIs. The initial offerings include media processing APIs for analyzing and improving the sound of an existing audio file, and interactivity APIs for enabling developers to embed enhanced interactive experiences within their applications.
Key Challenges: Our success in this market will depend on the number of developers we are able to attract, the volume of usage of the service, and our ability to monetize our services. Although the market for online experiences has been growing, Dolby's interactivity API technologies compete with other existing offerings. In addition, our pursuit of growth and further adoption depends on our ability to continue to innovate and add additional value to our services.

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	June 26, 2020	June 28, 2019	$	%	June 26, 2020	June 28, 2019	$	%
Revenue	$235,125	$271,897	$(36,772)	(14)%	$821,673	$842,484	$(20,811)	(2)%
Percentage of total revenue	95%	90%			92%	89%
Cost of licensing	12,572	13,290	(718)	(5)%	38,157	40,761	(2,604)	(6)%
Gross margin	222,553	258,607	(36,054)	(14)%	783,516	801,723	(18,207)	(2)%
Gross margin percentage	95%	95%			95%	95%

Current Quarter: Q3 2020 vs. Q3 2019

Factor	Revenue		Gross Margin
Mobile	á	Higher revenues from increased adoption of our patent licensing technologies and timing of revenue under contracts, partially offset by lower unit shipments of mobile devices attributable to COVID-19	ßà	No significant fluctuations
Other	â	Lower revenues from Dolby Cinema resulting from the closure of cinemas due to COVID-19, and lower gaming revenue, partially offset by higher automotive recoveries
Broadcast	â	Lower revenues from recoveries and lower unit shipments of STBs and TVs attributable to COVID-19, partially offset by higher adoption of Dolby technologies
CE	â	Lower revenues from decreased unit shipments attributable to COVID-19, lower revenues from recoveries, partially offset by higher revenues from increased adoption of our patent licensing technologies
PC	â	Lower revenues from decreased unit shipments attributable to COVID-19, lower revenues from recoveries, partially offset by higher revenues from increased adoption of our patent licensing technologies

Year-To-Date: Q3 2020 vs. Q3 2019

Factor	Revenue		Gross Margin
Other	â	Lower automotive recoveries, lower revenues from Dolby Cinema due to COVID-19, and gaming, partially offset by higher patent administration fees from Via Licensing	ßà	No significant fluctuations
Mobile	á	Higher revenues from increased adoption of our patent licensing technologies, partially offset by lower unit shipments attributable to COVID-19
PC	á	Higher revenues from recoveries and higher adoption of our newer technologies in more PC models, partially offset by lower revenues from patent licensing technologies and lower unit shipments due to COVID-19
Broadcast	â	Lower revenues from decreased units shipments of STBs and TVs attributable to COVID-19, and lower revenues from patent licensing, partially offset by higher recoveries
CE	á	Higher revenues from increased adoption of our patent licensing technologies, and increased adoption of our technologies in DMAs and soundbars, partially offset by lower unit shipments attributable to COVID-19

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products and Services	June 26, 2020	June 28, 2019	$	%	June 26, 2020	June 28, 2019	$	%
Revenue	$11,784	$30,262	$(18,478)	(61)%	$68,928	$100,309	$(31,381)	(31)%
Percentage of total revenue	5%	10%			8%	11%
Cost of products and services	17,316	26,400	(9,084)	(34)%	65,876	74,133	(8,257)	(11)%
Gross margin	(5,532)	3,862	(9,394)	(243)%	3,052	26,176	(23,124)	(88)%
Gross margin percentage	(47)%	13%			4%	26%
Current Quarter: Q3 2020 vs. Q3 2019

Factor	Revenue		Gross Margin
Products	â	Lower cinema equipment and lower units of Dolby Voice products attributable to COVID-19	â	Higher excess & obsolescence charges and lower utilization of manufacturing capacity
Services	ßà	No significant fluctuations	â	Lower utilization of available capacity
Year-To-Date: Q3 2020 vs. Q3 2019

Factor	Revenue		Gross Margin
Products	â
Lower cinema equipment attributable to COVID-19 and lower revenues from Dolby Cinema sales-type leases (hybrid agreements) included in prior period, partially offset by higher units of Dolby Voice products
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 26, 2020	June 28, 2019	$	%	June 26, 2020	June 28, 2019	$	%
Research and development	$59,583	$60,408	$(825)	(1)%	$177,319	$177,680	$(361)	—%
Percentage of total revenue	24%	20%			20%	19%

Current Quarter: Q3 2020 vs. Q3 2019

Category	Key Drivers
Travel	â	Lower costs for company travel due to COVID-19 travel restrictions
Professional & Consulting	â	Lower costs for external professional and consulting services for various research projects and new product development
Compensation & Benefits	á	Higher costs associated with increased accrued employee paid-time-off benefits

Year-To-Date: Q3 2020 vs. Q3 2019

Category	Key Drivers
Travel	â	Lower costs for company travel due to COVID-19 travel restrictions
Professional & Consulting	â	Lower costs for external professional and consulting services for various research projects and new product development
Compensation & Benefits	á	Higher costs associated with increased accrued employee paid-time-off benefits

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 26, 2020	June 28, 2019	$	%	June 26, 2020	June 28, 2019	$	%
Sales and marketing	$70,934	$83,390	$(12,456)	(15)%	$254,537	$261,686	$(7,149)	(3)%
Percentage of total revenue	29%	28%			29%	28%

Current Quarter: Q3 2020 vs. Q3 2019

Category	Key Drivers
Travel	â	Lower costs for company travel and tradeshows due to COVID-19 travel restrictions
Legal, Professional, & Consulting	â	Lower costs for IP recovery related activities
Marketing Programs	â	Lower costs related to marketing programs and company branding activities
Compensation & Benefits	á	Higher costs associated with increased accrued employee paid-time-off benefits

Year-To-Date: Q3 2020 vs. Q3 2019

Category	Key Drivers
Legal, Professional, & Consulting	â	Lower costs for IP recovery related activities
Marketing Programs	á	Higher costs related to marketing programs and company branding activities
Travel	â	Lower costs for company travel and tradeshows due to COVID-19 travel restrictions

General & Administrative

G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 26, 2020	June 28, 2019	$	%	June 26, 2020	June 28, 2019	$	%
General and administrative	$50,843	$54,183	$(3,340)	(6)%	$164,172	$152,412	$11,760	8%
Percentage of total revenue	21%	18%			18%	16%

Current Quarter: Q3 2020 vs. Q3 2019

Category	Key Drivers
Legal, Professional, & Consulting	â	Lower costs associated with various legal activities and patent filings
Compensation & Benefits	á	Higher headcount and higher costs associated with increased accrued employee paid-time-off benefits
Year-To-Date: Q3 2020 vs. Q3 2019

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and higher costs associated with increased accrued employee paid-time-off benefits
Legal, Professional, & Consulting	â	Lower costs associated with various legal activities and patent filings

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 26, 2020	June 28, 2019	$	%	June 26, 2020	June 28, 2019	$	%
Restructuring	$1,522	$30,232	$(28,710)	(95)%	$1,866	$30,264	$(28,398)	(94)%
Percentage of total revenue	1%	10%			—%	3%
Restructuring charges recorded in the fiscal quarter ended June 28, 2019 of $27.5 million were incurred in relation to our early exit of a leased office building, which includes the write-off of the carrying value of the fixed assets associated with the building from our balance sheet and accruals representing our remaining exit obligation for this facility.
Restructuring charges also include $2.8 million incurred for a reorganization of our marketing function during the quarter ended June 28, 2019 that resulted in severance and other related benefits for approximately 50 positions that were eliminated. For additional information on our Restructuring programs, see Note 13 "Restructuring" to our unaudited interim condensed consolidated financial statements.

Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 26, 2020	June 28, 2019	$	%	June 26, 2020	June 28, 2019	$	%
Other income/(expense)	$5,851	$7,544	$(1,693)	(22)%	$16,549	$20,199	$(3,650)	(18)%
Percentage of total revenue	2%	2%			2%	2%

Current Quarter: Q3 2020 vs. Q3 2019

Category	Key Drivers
Interest Income	â	Lower yields on current year investment balances due to decreased interest rates
Other Income	á	Higher valuation on equity investments and realized gains from sales of investments
Year-To-Date: Q3 2020 vs. Q3 2019

Category	Key Drivers
Interest Income	â	Lower yields on current year investment balances due to decreased interest rates
Other Income	á	Higher valuation on equity investments and realized gains from sales of investments
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
(Provision for)/benefit from income taxes	$27,388	$(2,163)	$(580)	$(14,486)
Effective tax rate	(68.5)%	5.2%	0.3%	6.4%

Current Quarter: Q3 2020 vs. Q3 2019

Factor	Impact On Effective Tax Rate
Uncertain Tax Benefits	â	Additional benefit in the current period due to lapse in statute of limitations for select uncertain tax positions
Enactment of Tax Act	â	Higher tax expense in the prior year due to a discrete tax expense from adjustments to the Tax Reform Transition Tax
Tax Credits	á	Lower benefit in current period from research and development tax credits

Year-To-Date: Q3 2020 vs. Q3 2019

Factor	Impact On Effective Tax Rate
Uncertain Tax Benefits	â	Additional benefit in the current period due to lapse in statute of limitations for select uncertain tax positions
Enactment of Tax Act	á	Lower tax expense in the prior year due to a discrete tax benefit from adjustments to the Tax Reform Transition Tax
Foreign Operations	á	Lower benefit from foreign earned income

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
As of June 26, 2020, we had cash and cash equivalents of $855.1 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $264.2 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities.
The following table presents selected financial information as of June 26, 2020 and September 27, 2019 (amounts displayed are in thousands):

	June 26, 2020	September 27, 2019
Cash and cash equivalents	$855,103	$797,210
Short-term investments	189,383	119,146
Long-term investments	74,768	179,587
Accounts receivable, net	247,486	189,115
Accounts payable and accrued liabilities	220,288	283,356
Working capital	1,245,733	1,074,687
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
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $1.8 billion of stock repurchases.
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
Operating Activities

	Fiscal Year-To-Date Ended
	June 26, 2020	June 28, 2019
Net cash provided by operating activities	$231,187	$197,194
Net cash provided by operating activities increased $34.0 million in the fiscal year-to-date period ended June 26, 2020 as compared to the fiscal year-to-date period ended June 28, 2019, primarily due to the following:

Factor	Impact On Cash Flows
Working Capital	á	Higher inflows due to decreased contract assets
Investing Activities

	Fiscal Year-To-Date Ended
	June 26, 2020	June 28, 2019
Net cash used in investing activities	$(20,261)	$(73,321)
Net cash used in investing activities was $53.1 million lower in the fiscal year-to-date period ended June 26, 2020 as compared to the fiscal year-to-date period ended June 28, 2019, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds from Investments	á	Higher inflows from the sale & maturity of marketable investment securities
Purchase of Investments	â	Higher outflows for the purchase of marketable investment securities
Capital Expenditures	á	Lower expenditures for PP&E
Intangible Asset Acquisitions	á	Lower outflows for purchases of intangible assets
Financing Activities

	Fiscal Year-To-Date Ended
	June 26, 2020	June 28, 2019
Net cash used in financing activities	$(153,917)	$(322,579)
Net cash used in financing activities was $168.7 million lower in the fiscal year-to-date period ended June 26, 2020 as compared to the fiscal year-to-date period ended June 28, 2019, primarily due to the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
As of June 26, 2020, we had cash and cash equivalents of $855.1 million, which consisted of cash, commercial paper, and highly liquid money market funds. In addition, we had both short and long-term investments of $264.2 million, which consisted primarily of municipal debt securities, corporate bonds, government bonds, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At June 26, 2020, the weighted-average credit quality of our investment portfolio was AA, with a weighted-average maturity of approximately seven months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of June 26, 2020, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $1.7 million and $0.8 million, respectively.
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

We maintain a cash flow hedge program using forward currency contracts to reduce the impact of currency volatility on U.S. dollar operating expenses and margins. The effective portions of cash flow hedges are recorded at fair value with changes in the fair value as a component in AOCI, until the hedged item is recognized in earnings. Amounts in AOCI are expected to be released to the same line item in the consolidated statements of operations concurrently with the hedged costs, within the next eighteen months. As of June 26, 2020 and September 27, 2019, the outstanding derivative instruments had maturities of equal to or less than 18 months, and the total notional amounts of outstanding contracts were $119.2 million and $29.0 million, respectively.
For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of June 26, 2020. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of spot exchange rates relative to the U.S. dollar. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of these financial instruments by $7.4 million. Conversely, a 10% decrease of the U.S. dollar against all currencies would result in an increase in the fair value of these financial instruments by $7.4 million.

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
Changes in Internal Control Over Financial Reporting
The Company's internal business operations, including financial reporting systems and internal control over financial reporting, have not been materially impacted by COVID-19. There were no changes in our internal control over financial reporting during the fiscal quarter ending June 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The spread of COVID-19 impacts several of our partners and has resulted in disruption of the supply chain of consumer products and delays in shipments, product development and product launches. In addition, consumer demand for products that include our technologies has been, and we expect to continue to be, negatively impacted due to economic uncertainty from COVID-19 and a decline in discretionary spending by consumers. These factors have resulted in decreased revenue pertaining to customer-shipment royalties. Further, these factors have and may continue to result in delays in the release of new products or services that contain our technologies by partners and licensees. These factors may also result in delays in royalty reporting by partners and licensees, and in cases where a partner or licensee’s financial condition has significantly worsened, we may have difficulty collecting or be unable to collect amounts owed to us.

The overall cinema market has been, and we expect to continue to be, adversely impacted by COVID-19 social distancing recommendations. Our exhibition partners and customers have either partially or fully discontinued operations. In addition, the closure of Dolby Cinema sites for an unknown amount of time has adversely impacted, and we expect will continue to adversely impact, our revenue recognized on our share of box-office sales and demand for our cinema products and services. When cinema locations begin to reopen, it is uncertain how quickly such locations will be permitted to resume regular operations. Such cinemas may not operate at full capacity or may choose to operate fewer screens in response to decreased audience levels.

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
In order to increase the value of our technologies in the mobile market, we have worked with online and mobile media content service providers to encode their content with our technologies, which could affect OEM and software vendor demand for our decoding technologies. However, the online and mobile media content services markets are also characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent product and service introductions and short life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing or the removal of our technologies by these providers and may result in decreased revenue from our mobile market. Further, COVID-19 may adversely impact consumer demand for mobile devices, the ability of our partners to manufacture such devices, impacts to supply chain and distribution, timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products
PC Industry Risks. Revenue from our PC market depends on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included on computers, including through operating systems, the inclusion of optical disc drives or otherwise, and the terms of any royalties or other payments we receive. Further, we rely on a small number of partnerships with key participants in the PC market. If we are unable to maintain these key relationships, we may experience a decline in PCs incorporating our technologies. COVID-19 may also adversely impact consumer demand for PCs, PC manufacturing, supply chain and distribution, timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products.

Cinema Industry Risks. Revenue from Dolby Cinema and cinema product sales is subject to the pace of construction or upgrade of screens, the advent of new or competing technologies, the willingness of movie studios to produce films in our Dolby Atmos and Dolby Vision formats, consumer trends, box-office performance generally, and other events or conditions in the cinema industry. Although we have invested a substantial amount of time and resources developing Dolby Cinema, and expect to continue to invest and build partnerships in connection with the launch of Dolby Cinema locations, we may not continue to recognize a meaningful amount of revenue from these efforts in the near future. Additionally, we have collaborations with multiple exhibitors in foreign markets, including Asia, Europe, and the Middle East, and we may face a number of risks in expanding Dolby Cinema in these and other new international markets. The revenue we receive from Dolby Cinema exhibitors are based on a portion of box-office receipts from the installed theaters, and the timing of such theater installations is dependent upon a number of factors beyond our control. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally. The success of Dolby Cinema depends in large part on our ability to differentiate our offering, deploy new sites in accordance with plans, provide a compelling experience, and attract and retain a viewing audience. A decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be negatively impacted. These factors are subject to increased risk due to COVID-19 and related government actions, including the shutdown of cinemas and other non-essential businesses, delay in royalty and other payments and solvency of our exhibitor partners. Further, even when COVID-19 subsides, it is uncertain how quickly cinema locations will be permitted to resume operations or how quickly moviegoers will return to theaters once theaters resume operations, which may depend on continued concerns over safety and continued social distancing and/or depressed consumer sentiment due to adverse economic conditions.

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

Industry Standards
The entertainment industry has historically depended upon industry standards to ensure compatibility across delivery platforms and a wide variety of consumer entertainment products. We make significant efforts to design our products and technologies to address capability, quality, and cost considerations so that they either meet, or more importantly, are adopted as industry standards across the broad range of entertainment industry markets in which we participate, as well as the markets in which we plan to compete in the future. To have our products and technologies adopted as industry standards, we must convince a broad spectrum of standards-setting organizations throughout the world, as well as our major customers and licensees who are members of such organizations, to adopt them as such. The market for broadcast technologies has traditionally been heavily based on industry standards, often mandated by governments choosing from among alternative standards, and we expect this to continue to be the case in the future. The continued advancement of OTT media delivery and consumption may alter the landscape for broadcast standards and impact the importance of inclusion in certain broadcast standards in the future, and we cannot predict if and to what extent this may impact our revenues.
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
Inaccurate Licensee Royalty Reporting. We generate licensing revenue primarily from OEMs who license our technologies and incorporate those technologies into their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to report their shipments accurately. However, we have difficulty independently determining whether our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We are regularly involved in discussions with third party technology licensees regarding license terms. Most of our license agreements permit us to audit our licensees’ records, and we routinely exercise these rights, but audits are generally expensive, time-consuming, and potentially detrimental to our ongoing business relationships with our licensees. In the past, licensees have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalties by our licensees. We have been able to obtain certain recovery payments from licensees (either in the form of back payments or settlements), and such recoveries have become a recurring element of our business; however, we are unable to predict with certainty the revenue that we may recover in the future or our ability to continue to obtain such recoveries at all. Further, as COVID-19 continues to impact our licensees, it may result in delays in royalty reporting or payment by some of our licensees.
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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of June 26, 2020, we had approximately 12,700 issued patents in addition to approximately 3,900 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through November 2044. If we are unable to expand on our patent portfolio or refresh our technology with new patented inventions, our revenues could decline.
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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 59% and 62% of our revenue was derived outside of the U.S. in the fiscal year-to-date period ended June 26, 2020 and June 28, 2019, respectively. We are subject to a number of risks related to conducting business internationally, including:

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
Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for IP. The regulatory enforcement activities in such jurisdictions can be unpredictable, in some cases because these jurisdictions have only recently implemented competition laws.  From time to time, we are the subject of requests for information, market conduct examinations, inquires or investigations by industry groups and/or regulatory agencies in these jurisdictions.  For instance, the Korean Fair Trade Commission has requested information relating to our business practices in South Korea on various occasions, and we have cooperated and are continuing to cooperate with such requests. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, our results could be negatively impacted and we could be exposed to costly and time-consuming legal proceedings.
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
The U.S. tax law changes enacted through the Tax Cuts and Jobs Act ("Tax Act") require us to exercise significant judgment in interpreting its provisions. As we evaluate the full impact of current and future guidance that is introduced, our results may materially differ from previous estimates, and those differences may materially affect our financial position. The application of the Tax Act and any changes that we make to our corporate trading structure could adversely affect our tax rate and cash flow in future years.
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

STOCK-RELATED ISSUES
Controlling Stockholder. At June 26, 2020, the Dolby family and their affiliates owned 939,301 shares of our Class A common stock and 36,146,233 shares of our Class B common stock. As of June 26, 2020, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.0% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
The following table provides information regarding our share repurchases made under the program during the third quarter of fiscal 2020:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
March 28, 2020 - April 24, 2020	—	—	—	$259.3 million
April 25, 2020 - May 22, 2020	377,013	56.13	377,013	$238.1 million
May 23, 2020 - June 26, 2020	97,327	60.83	97,327	$232.2 million
Total	474,340		474,340
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
Date: August 3, 2020

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)