Form 10-K
period 2020-09-25
Dolby Laboratories, Inc.
filed 2020-11-16
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 25, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 27, 2020 was $3.1 billion. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding at March 27, 2020. This calculation does not reflect a determination that such persons are affiliates for any other purposes. On October 23, 2020, the registrant had 64,219,912 shares of Class A common stock, par value $0.001 per share, and 36,128,720 shares of Class B common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 25, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

PART I

ITEM 1. BUSINESS
OVERVIEW
Dolby Laboratories creates audio and imaging technologies that transform entertainment and communications at the cinema, at home, at work, and on mobile devices. Founded in 1965, our strengths stem from expertise in analog and digital signal processing and digital compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multiple offerings that enable more immersive sound for cinema, digital television transmissions and devices, mobile devices, OTT video and music services, and home entertainment devices. Today, we derive the majority of our revenue from licensing our audio technologies. We also derive revenue from licensing our consumer imaging and communication technologies, as well as audio and imaging technologies for premium cinema offerings in collaboration with exhibitors. Finally, we provide products and services for a variety of applications in the cinema, broadcast, communications, and home entertainment markets.
COVID-19
Please refer to the Executive Summary section of Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning the continuing effect of COVID-19 on our business.
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

	Fiscal Year Ended
Revenue	September 25, 2020	September 27, 2019	September 28, 2018
Licensing	93%	89%	89%
Products and services	7%	11%	11%
Total	100%	100%	100%
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

Technology	Description
AAC & HE-AAC	An advanced digital audio codec solution with higher bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby® AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos®	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos is an immersive experience that can be provided via multiple Dolby audio coding technologies.
Dolby Digital®	A digital audio coding technology that provides multichannel sound to a variety of media applications.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision®	An imaging technology combining high dynamic range and dynamic metadata to deliver higher color contrast, brighter contrast, and improved details for cinema and a wide range of media devices.
Dolby Voice®	An audio communications technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Year Ended
Market	September 25, 2020	September 27, 2019	September 28, 2018	Main Offerings Incorporating Our Technologies
Broadcast	41%	43%	41%	Televisions & STBs
Mobile	21%	17%	16%	Smartphones & Tablets
CE	14%	14%	15%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, DVDs, & HTIBs
PC	12%	10%	11%	Windows and macOS operating systems
Other	12%	16%	17%	Gaming consoles, Auto DVD, Dolby Cinema, & Dolby Voice
Total	100%	100%	100%
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
Recoveries.    Licensing revenue recognized in any given period may include revenue from licensees and/or settlements with third parties where the use of our technology occurred in previous periods. Within the Results of Operations section of Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," revenue attributable to previous periods' usage including settlements are collectively referred to as "recoveries." Such recoveries have become a recurring element of our business and are particularly subject to fluctuation and unpredictability.
Collaboration Arrangements.
Dolby Cinema: We partner with exhibitors to deliver a premium cinema offering with Dolby Vision and Dolby Atmos at new and pre-existing venues. We receive revenue at Dolby Cinema sites through a share of box office receipts, which is recognized as licensing revenue.
Dolby Voice: We enter into arrangements with audio and video conferencing providers where, in return for licensing our IP and know-how, we earn revenue based on access to our technology and services.
Products and Services
We design and manufacture audio and imaging products for the cinema, television, broadcast, and entertainment industries. Distributed in over 90 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. Additionally, some of our Dolby Cinema arrangements involve fixed or minimum amounts, which are typically included in products sales. We had also sold or leased hardware that facilitates the Dolby conferencing experience. As of the first quarter of fiscal 2021, we are winding down our conferencing hardware business and will focus our efforts towards software-based solutions, including through our developer platform.
Key products from which we generate products revenue are summarized in the table below:

Product		Description
Cinema	Cinema Imaging Products	Digital Cinema Servers used to load, store, decrypt, decode, watermark, and playback digital film files for presentation on digital cinema projectors and software used to encrypt, encode, and package digital media files for distribution.
	Cinema Audio Products	Cinema Processors, amplifiers, and loudspeakers used to decode, render, and optimally playback digital cinema soundtracks including those using Dolby Atmos.
Other	Dolby Conference Phone	An integral hardware component of the Dolby Voice conferencing solution that enhances full-room voice capture, spatial voice separation, and playback.
	Dolby Voice Room	Video conferencing solution for huddle rooms and conference rooms that combines a camera product with the Dolby Conference Phone and Dolby Voice technology.
	Other Products	3-D glasses and kits, broadcast hardware and software used to encode, transmit, and decode multiple channels of high-quality audio for DTV and HDTV distribution, monitors, and accessibility solutions for hearing and visually impaired consumers.
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
As of September 25, 2020, we had approximately 13,200 issued patents and approximately 4,100 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through May 2045.
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
Explicit industry standards are adopted through a standardization process whereby government entities, industry standards-setting bodies, trade associations, and others evaluate and then prescribe the use of a technology. For example, as global broadcast standards for digital, HD, and UHD television have developed, Dolby audio technologies have been adopted or mandated in various regions of the world, highlights of which are as follows:
•DD+ and HE-AAC are mandated for use in terrestrial broadcast across many countries including France, Italy, the United Kingdom, Sweden, Germany, Poland, Turkey, and Russia. In addition, DD+ and HE-AAC are included in the digital terrestrial television specifications of emerging digital TV markets in Africa, Brazil, South-East Asia, and India while operators in China have selected DD and DD+ as optional technologies for transmissions using the country’s digital terrestrial television specification. In mobile devices, HE-AAC is specified for various applications in the 3GPP suite of standards, and is a de facto audio standard in entertainment services.
•DD+ is the de facto technology used by a wide range of pay-TV operators and streaming services worldwide and is included in popular operating systems such as iOS and Windows. It is also widely used by major OTT services such as Apple TV+, Disney+, Netflix, and Amazon, and is included in the specifications of these services.

•DD is mandated for HD broadcast in multiple regions including North America and South Korea, and for DVD players on a global basis.
•AC-4 is Dolby’s next generation of audio coding technology that has been adopted for implementation in certain regions by worldwide standards organizations including the DVB and ATSC. AC-4 has also been adopted or proposed in forthcoming regional and country standards in North America, Europe, and Latin America. The transition for AC-4 continues to gain momentum, and is already being supported in a number of TVs that are available worldwide from major manufacturers.
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
The majority of our R&D resources are focused on developing leading audio and imaging technologies for consumer entertainment. Each of these technologies can support many offerings, and we anticipate bringing new innovations to market in the future.
R&D expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Research & Development	$239,045	$237,871	$236,794
PRODUCT MANUFACTURING
Our product quality is enabled through the use of well-established, and in some cases, highly automated, assembly processes along with rigorous testing of our products. Although we have some manufacturing facilities, we rely primarily upon contract manufacturers for the majority of our production capacity. We purchase components and fabricated parts from multiple suppliers; however, we rely on sole source suppliers for certain components used to manufacture our products. We source components and fabricated parts both domestically and internationally.
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
We maintain more than 20 sales offices in key regions around the globe. S&M expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Sales & Marketing	$335,933	$343,835	$309,762
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

COMPETITION
The entertainment and communications industries are highly competitive, and we face aggressive competition in all areas of our business. Some of our current and future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. In addition, some of our current or potential competitors may be able to offer integrated systems in certain markets for entertainment technologies, including audio and imaging, which could make competing technologies that we develop or acquire obsolete. By offering an integrated system solution, these potential competitors may also be able to offer competing technologies at lower prices than we can, which could adversely affect our operating results.
Many products that include our audio and imaging technologies also include technologies developed by our competitors. We believe that the principal competitive factors in our markets include some or all of the following:
•Degree of access and inclusion in industry standards;
•Technological performance, flexibility, and range of application;
•Brand recognition and reputation;
•Timeliness and relevance of new product introductions;
•Quality and reliability of products and services;
•Relationships with producers, directors, and distributors in the film and television industry, with television broadcast industry leaders, with OTT industry leaders, and with the management of semiconductor and consumer electronics OEMs;
•Availability of compatible high quality audio and video content; and
•Price.
Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for IP, which can impact the licensing fees that we are able to collect. The regulatory enforcement activities in such jurisdictions can be unpredictable, in some cases because these jurisdictions have only recently implemented competition laws.
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
HUMAN CAPITAL RESOURCES
As of September 25, 2020, we had 2,289 employees worldwide, of whom 1,037 employees were based outside of the U.S. None of our employees are subject to a collective bargaining agreement. Through our long operating history and experience with technological innovation, we appreciate the importance of retention, growth and development of our employees. We believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages in each of our locations around the globe. Further, from professional development opportunities to leadership training, we have development programs and on-demand opportunities to cultivate talent throughout the Company. We are also focused on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. We have created Employee Networks that are aligned around dimensions of diversity, such as gender, ethnicity, sexual orientation or other shared attributes, which we believe help build community and enable opportunities for development. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company.
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
The overall cinema market has been, and we expect to continue to be, adversely impacted by COVID-19 social distancing recommendations. Our exhibition partners and customers have had to either partially or fully discontinue operations. This has resulted, and we expect will continue to result, in a significant reduction in box office receipts at Dolby Cinema sites and lower demand for our cinema products and services. Though select cinema locations have been permitted to resume operations, many such locations are operating significantly below capacity. It remains uncertain when the cinemas will be able to operate at full capacity.
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
Cinema Industry Risks. Revenue from Dolby Cinema and cinema product sales is subject to the pace of construction or upgrade of screens, the advent of new or competing technologies, the willingness of movie studios to produce films in our Dolby Atmos and Dolby Vision formats, consumer trends, box-office performance generally, and other events or conditions in the cinema industry. Although we have invested a substantial amount of time and resources developing Dolby Cinema, and expect to continue to invest and build partnerships in connection with the launch of Dolby Cinema locations, we may not continue to recognize a meaningful amount of revenue from these efforts in the near future. Additionally, we have collaborations with multiple exhibitors in foreign markets, including

Asia, Europe, and the Middle East, and we may face a number of risks in expanding Dolby Cinema in these and other new international markets. The revenue we receive from Dolby Cinema exhibitors are based on a portion of box-office receipts from the installed theaters, and the timing of such theater installations is dependent upon a number of factors beyond our control. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally. The success of Dolby Cinema depends in large part on our ability to differentiate our offering, deploy new sites in accordance with plans, provide a compelling experience, and attract and retain a viewing audience. A decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be negatively impacted. These factors are subject to increased risk due to COVID-19 and related government actions, including the shutdown of cinemas and other non-essential businesses, social distancing restrictions, delays in cinematic releases, temporary suspensions of production of future releases, delay in royalty and other payments and solvency of our exhibitor partners. Further, though select cinema locations have been permitted to resume operations, many such locations are operating significantly below capacity. It remains uncertain when the cinemas will be able to operate at full capacity or how quickly moviegoers will return to theaters, which may depend on continued concerns over safety and continued social distancing and/or depressed consumer sentiment due to adverse economic conditions.
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
Estimation of sales-based royalties. Under Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASC 606, we recognize a material portion of our licensing revenue based on our estimate of shipments to which we expect our licensees to submit royalty statements. Upon receipt of actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. This may cause volatility in our quarterly figures because of the estimation process and the corresponding true-up adjustments, which we disclose.
Our reporting practices under ASC 606 could significantly affect our results of operations to the extent that actual revenues differ significantly from estimated revenues, or that we are required to accelerate recognition of revenue under certain arrangements, potentially causing the amount of revenue we recognize to vary materially from quarter to quarter. While our reporting practices do not change the cash flows or total revenues we receive from our contracts with customers, it could result in changes to the timing of our reported revenue and income, which in turn could cause volatility in the price of our Class A common stock.

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
Experience with New Markets and Business Models. Our future growth will depend, in part, upon our continued expansion into areas beyond our audio licensing business. Over the past few years, we have introduced Dolby Cinema, our branded-theater experience, Dolby Vision for the home and cinema markets, and Dolby Voice technology for the communications market. In connection with entering into these new markets, we face new sources of competition, new business models, and new customer relationships. In order to be successful in these markets, we will need to cultivate new industry relationships and strengthen existing relationships to bring our products, services, and technologies to market. Our limited experience to date in one or more of these markets could limit our ability to successfully execute on our growth strategy.
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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of September 25, 2020, we had approximately 13,200 issued patents in addition to approximately 4,100 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through May 2045. If we are unable to expand on our patent portfolio or refresh our technology with new patented inventions, our revenues could decline.
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
Data Security. We rely on information technology systems in the conduct of our business, including systems designed and managed by third parties. Many of these systems contain sensitive and confidential information, including our trade secrets and proprietary business information, and personal data, as well as content and information owned by or pertaining to our customers, suppliers and business partners. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. Our information technology and infrastructure may be vulnerable to attacks by hackers, malware, software bugs or other technical malfunctions, or other disruptions.  If we use a vendor that stores information as part of its service or product offerings, we assess the security of such services prior to using the service.  Nevertheless, our sensitive, confidential or proprietary information may be misappropriated by that vendor or others who may inappropriately access or exfiltrate that information from the vendor’s system.
While we have taken a number of steps to protect our information technology systems (including physical access controls, encryption, and authentication technologies), the number and sophistication of malicious attacks that companies have experienced has increased over the past few years. Measures we have undertaken to protect our information technology systems (including physical access controls, encryption, and authentication technologies) may be unsuccessful in deterring or repelling malicious actors. In addition, because techniques used by hackers (many of whom are highly sophisticated and well-funded) to access or sabotage networks and computer systems change frequently and often are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our response or the effectiveness of our response and impede our operations and ability to limit our exposure to third-party claims and other potential liability. Attacks on our systems are sometimes successful, and, in some instances, we might be unaware of an incident or its nature, magnitude and effects.
We also may suffer data security breaches and the unauthorized access to, misuse or acquisition of, personal data or other sensitive and confidential information as the result of intentional or inadvertent breaches or other compromises by our employees or service providers. Any data security breach or other incident, whether external or internal in origin, could compromise our networks and systems, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products. Any such breach or other incident can result in the information stored on our networks and systems being improperly accessed or acquired, publicly disclosed, lost, or stolen, which could subject us to liability to our customers, suppliers, business partners and others. We seek to detect and investigate such attempts and incidents and to prevent their recurrence where practicable through changes to our internal processes and tools, but in some cases preventive and remedial action might not be successful. In addition, despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, malware, ransomware, cyber extortion, social engineering, denial of service, and other similar disruptions. Disruptions to our information technology systems, due to outages, security breaches or other causes, could also have severe consequences to our business, including financial loss and reputational damage.
A variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the California Consumer Privacy Act of 2018, or CCPA, which went into effect on January 1, 2020, required us (among other obligations) to modify certain of our information practices, provide new disclosures to California consumers, and afford such consumers various privacy rights. In the short period of time since its original enactment, the CCPA has been the subject of several subsequent amendments, modifications and administrative rulemakings. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection (including regimes such as the CCPA that are rapidly evolving) could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business. Our commercial and cybersecurity insurance policies may be insufficient to insure us against these risks, and future escalations in premiums and deductibles under these policies may render them uneconomical.
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
In addition, some of our current or potential competitors may be able to offer integrated systems in certain markets for entertainment technologies, including audio and imaging, which could make competing technologies that we develop or acquire obsolete. By offering an integrated system solution, these potential competitors may also be able to offer competing technologies at lower prices than we can, which could adversely affect our operating results.
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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 60%, 64% and 67% of our revenue was derived outside of the U.S. in fiscal 2020, 2019, and 2018, respectively. We are subject to a number of risks related to conducting business internationally, including:

•U.S. and foreign government trade restrictions or sanctions, including those which may impose restrictions on the importation of programming, technology, or components to or from the U.S., and those which may put restrictions or prohibitions on the exportation, reexportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;
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
•Potential adverse changes in the political and/or economic stability of the regions in which we operate or in diplomatic relations between governments;
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
•The global macroeconomic environment and potential slowing of key markets we serve; and
•Changes in the regulatory and compliance landscape resulting from COVID-19.

Any or all of these factors may impact the demand for, and profitability of, our technologies and products, as well as our customers' products that incorporate our technologies.
Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for IP. The regulatory enforcement activities in such jurisdictions can be unpredictable, in some cases because these jurisdictions have only recently implemented competition laws. From time to time, we are the subject of requests for information, market conduct examinations, inquiries or investigations by industry groups and/or regulatory agencies in these jurisdictions. For instance, the Korean Fair Trade Commission has requested information relating to our business practices in South Korea on various occasions, and we have cooperated and are continuing to cooperate with such requests. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, our results could be negatively impacted and we could be exposed to costly and time-consuming legal proceedings.
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

STOCK-RELATED ISSUES
Controlling Stockholder. At September 25, 2020, the Dolby family and their affiliates owned 196,051 shares of our Class A common stock and 36,052,233 shares of our Class B common stock. As of September 25, 2020, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 84.8% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
GENERAL RISK FACTORS
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
Dolby Wootton Bassett, LLC, of which Dagmar Dolby as Trustee of the Dagmar Dolby Trust under the Dolby Family Trust Instrument dated May 7, 1999 (the "Dagmar Dolby Trust") is the sole member, and the Dagmar Dolby Trust own a majority financial interest in real estate entities that own or from whom we lease certain facilities located in California and the U.K. We own the remaining financial interests in these real estate entities. Our ownership interest in these consolidated affiliated entities, in addition to information regarding the location of the property leased to Dolby Laboratories as of September 25, 2020 is summarized within the table below. The leases for these facilities expire at various times through 2025.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DLB.” Our Class B common stock is neither listed nor publicly traded. As of October 23, 2020, there were 47 holders of record of our Class A common stock and 38 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record since a large portion of our common stock is held through brokerage firms.
Dividend Policy
In October 2014, we announced a quarterly cash dividend program for our stockholders that was initiated by our Board of Directors. Since the program was initiated, a quarterly dividend has been declared and paid to all eligible stockholders of Class A and Class B common stock. Most recently, on November 12, 2020, we announced a dividend in the amount of $0.22 per share, payable on December 4, 2020, to stockholders of record as of the close of business on November 24, 2020.
Dividend declarations and the establishment of future record and payment dates are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of our stockholders. The dividend policy may be changed or canceled at the discretion of the Board of Directors at any time. See Note 9 “Stockholders' Equity & Stock-Based Compensation” to our consolidated financial statements for additional information related to the quarterly dividend. Further discussion of our recurring quarterly dividend is included within Shareholder Return in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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
The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 25, 2020 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Total	$2,000,000
The following table provides information regarding our share repurchases made under this program during the fourth quarter of fiscal 2020:

Repurchase Activity	Total Shares Purchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Repurchases (2)
June 27, 2020 - July 24, 2020	—	$—	—	$232.2 million
July 25, 2020 - August 21, 2020	491,333	69.92	491,333	$197.8 million
August 22, 2020 - September 25, 2020	151,363	70.27	151,363	$187.2 million
Total	642,696		642,696
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.
Stock Price Performance Graph
The following graph compares the total cumulative return of our Class A common stock with the total cumulative return for the New York Stock Exchange Composite Index (“NYSE Composite”) and the Russell 3000 Index (“Russell 3000”) for the five fiscal years ended September 25, 2020. The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $31.40 on September 25, 2015, and in the NYSE Composite and Russell 3000 on the same date and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “filed” for purposes of Section 18 of Securities Exchange Act of 1934, as amended (“Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100 - September 2020
Cumulative Total Return
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
September 25, 2015
September 30, 2016
September 29, 2017
September 28, 2018
September 27, 2019
September 25, 2020
Fiscal Year-End
Dolby Laboratories Inc.
NYSE Composite
Russell 3000 Index

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included within this filing. The consolidated balance sheet data for the fiscal years ended September 25, 2020 and September 27, 2019, and consolidated statements of operations data for the fiscal years ended September 25, 2020, September 27, 2019, and September 28, 2018 were derived from our audited consolidated financial statements included in this report. The consolidated balance sheet data as of September 28, 2018, September 29, 2017, and September 30, 2016 and consolidated statements of operations data for the fiscal years ended September 29, 2017 and September 30, 2016 were derived from our audited consolidated financial statements not included in this report.
The historical financial results presented below are not necessarily indicative of results to be achieved in future periods. Note that fiscal 2016 consisted of 53 weeks, while all other fiscal years presented consisted of 52 weeks. All amounts presented below are displayed in thousands, except per share amounts.

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018	September 29, 2017	September 30, 2016 (1)
Operations:
Revenue	$1,161,792	$1,241,620	$1,054,600	$1,080,177	$1,025,738
Gross margin	1,015,294	1,080,766	927,038	961,648	916,756
Operating expenses	796,552	823,689	743,533	714,515	684,961
Income before provision for income taxes	239,715	282,307	196,374	255,145	235,904
Net income attributable to Dolby Laboratories, Inc.	231,363	255,151	41,746	206,481	185,860

Net Income Per Share:
Basic	$2.30	$2.51	$0.40	$2.03	$1.85
Diluted	$2.25	$2.44	$0.39	$2.00	$1.81
Weighted-Average Shares Outstanding:
Basic	100,564	101,629	103,377	101,784	100,717
Diluted	102,944	104,572	106,978	103,286	102,424

Cash dividends declared per common share	$0.88	$0.79	$0.67	$0.58	$0.50
Cash dividend paid per common share	$0.88	$0.76	$0.64	$0.56	$0.48

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018	September 29, 2017	September 30, 2016 (1)
Cash and cash equivalents	$1,071,876	$797,210	$918,063	$627,017	$516,112
Working capital	1,280,087	1,074,687	1,211,378	1,061,218	546,647
Short-term and long-term investments	99,097	298,733	365,920	562,121	515,533
Total assets	2,917,325	2,821,749	2,865,387	2,836,463	2,310,106
Total stockholders’ equity—Dolby Laboratories, Inc.	2,432,643	2,307,351	2,363,936	2,391,627	1,970,256

(1)The selected financial data for fiscal year ended September 30, 2016 presented in the table above reflects ASC 605, and has not been recast for, and does not reflect the adoption of ASC 606.

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
COVID-19
In December 2019, a novel coronavirus disease was first reported and in January 2020, the World Health Organization ("WHO") declared it a Public Health Emergency of International Concern. On March 11, 2020, the WHO characterized COVID-19 as a pandemic.
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
The outbreak of COVID-19 has also affected many of our partners, resulting in the disruption of consumer products' supply chains and delays in shipments, product development, and product launches. Consumer demand for products that include our technologies may continue to be negatively impacted due to economic uncertainty resulting from COVID-19. These factors have resulted in decreased revenue pertaining to royalties on consumer devices and may cause delays in the adoption of our technologies by partners.
The overall cinema market has been adversely impacted by COVID-19 shelter-in-place and social distancing mandates. Our exhibition partners and customers have had to either partially or fully discontinue operations. This has resulted in a significant reduction in box office receipts at Dolby Cinema sites and lower demand for our cinema products and services. Though select cinema locations have been permitted to resume operations, many such locations are operating significantly below capacity. It remains uncertain when the cinemas will be able to operate at full capacity.
At Dolby, we implemented work-from-home policies within all our offices in locations with ongoing outbreaks and put in place additional safety measures and global travel restrictions to ensure the well-being of our employees. We have enabled our employees with the tools and infrastructure they need to carry on our critical operations and progress the business forward in this remote working environment. Select Dolby offices in certain locations have resumed in-office work at less than full capacity, dependent on local progress against COVID-19 and applicable rules and regulations in those jurisdictions, as well as the readiness of our facilities to accommodate appropriate safety measures for our employees.
We expect COVID-19 will continue to have an impact for the foreseeable future. The degree of impact on our business will depend on several factors, such as the full duration and the extent of the pandemic, as well as actions taken by governments, businesses and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time.
Further discussion of the potential impacts of COVID-19 on our business can be found in Part I, Item 1A "Risk Factors."
EXPANDING OUR LEADERSHIP IN AUDIO AND IMAGING EXPERIENCES
We are focused on expanding our leadership in audio and imaging solutions for premium entertainment content by increasing the number of Dolby experiences that people can enjoy, which will drive revenue growth across the markets we serve. We aim to drive revenue growth by broadening Dolby experiences to more types of content, such as music and gaming, that can increase our value proposition in our existing device categories and create opportunities in new device categories that can accelerate adoption of our technologies. We are also beginning to leverage our audio and imaging expertise to expand the reach of our technologies to address content beyond premium entertainment that can create new revenue generating opportunities. Following is a discussion of the key markets that we address and the various Dolby technologies and solutions that serve these markets.
LICENSING
The majority of our licensing revenue is derived from the licensing of audio and imaging technologies for premium entertainment playback. Our audio technologies are primarily comprised of DD+, Dolby Atmos, AC-4, and our AAC and HE-AAC technologies. Our imaging technologies are primarily comprised of Dolby Vision and our AVC and HEVC technologies. The following are certain highlights from fiscal 2020 and key challenges related to audio and imaging licensing, by market.
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
We continue to add new TV partners for Dolby Vision and Dolby Atmos. For example, during fiscal 2020, Xiaomi launched their first TV model that supports both Dolby Vision and Dolby Atmos. In addition, many of our existing partners expanded their support of the combined Dolby Vision and Dolby Atmos experience by releasing more models and expanding into international markets, such as India. As a result, the adoption of Dolby Vision and Dolby Atmos within 4K TV shipments grew compared to the previous year.
Also this year, we launched Dolby Vision IQ along with our TV partners LG and Panasonic. Dolby Vision IQ automatically adjusts the TV picture according to the surrounding light and the type of content being viewed, creating an enhanced viewing experience.
We continued to see engagement with partners supporting our newer technologies in STBs. In fiscal 2020, Free, a broadcast service provider in France, as well as Deutsche Telekom in Germany, both launched their first STBs supporting Dolby Vision and Dolby Atmos.
Key Challenges: Our pursuit of growth and further adoption of our technologies may be impacted by a number of factors. In certain countries, such as China, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies. We must continue to present compelling reasons for consumers to demand our audio and imaging technologies, including ensuring that there is a breadth of available content in our formats and such content is being widely distributed. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted.
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
Mobile
Highlights: We continue to focus on adoption of our technologies across major mobile ecosystems, including Apple and Android. HE-AAC and HEVC are widely adopted audio and video technologies across mobile devices. We offer these technologies through our patent licensing programs. We also continue to focus on expanding adoption of our DD+, AC-4, Dolby Atmos, and Dolby Vision technologies in the mobile market.
The breadth of mobile devices supporting Dolby technologies continues to increase globally. In fiscal 2020, Apple continued to adopt Dolby Vision and Dolby Atmos across their portfolio of devices, leading to support for Dolby Vision capture and playback on Apple’s newest iPhone, and AirPods Pro support of Dolby Atmos with the release of iOS14. In addition, a majority of Apple's other iOS product offerings support the combined experience of Dolby Vision and Dolby Atmos. Additional Dolby Atmos-enabled mobile devices are available in the market from partners such as Samsung, Amazon, Oppo, and Sony.
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
Consumer Electronics
Highlights: We have an established presence in the home entertainment market across devices such as AVRs, soundbars, smart speakers, Blu-Ray players, and DMAs, through the inclusion of our DD+ technology, and increasingly through the inclusion of our Dolby Atmos technology. AAC and HE-AAC technologies also have broad adoption through our patent licensing programs. These home entertainment devices can be paired with a growing array of Dolby enabled content via OTT services and Blu-ray discs.
In fiscal 2020, the breadth of devices in the home entertainment market supporting Dolby Atmos continued to expand. Sonos launched a new soundbar that supports Dolby Atmos, and Roku launched their new DMA supporting Dolby Vision and Dolby Atmos.
In addition, content available in Dolby Vision and Dolby Atmos continued to grow in fiscal 2020, broadening our opportunities for increased adoption in more devices. Google Play, Showtime, and CBS began supporting Dolby Vision content. Additional OTT services currently supporting the combined experience of Dolby Vision and Dolby Atmos include Netflix, Disney+, Amazon, and Apple TV+. We have also expanded our global presence with Hotstar supporting Dolby Vision within their Disney+ content in India, and Tencent and iQiYi supporting Dolby Vision and Dolby Atmos in China.
We continue to focus on expanding the availability of Dolby technologies to new devices and new forms of content such as music, bringing new Dolby experiences to the market. In fiscal 2020, TIDAL began enabling Dolby Atmos for music to a growing number of TVs, soundbars, and AVR devices through their streaming app. In addition, Dolby Atmos music is available on the Amazon Echo Studio smart speaker streaming from Amazon Music HD.
Key Challenges: We must continue to present compelling reasons for consumers to demand our technologies wherever they enjoy entertainment content, while promoting creation and broad availability of content in our formats. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Further, COVID-19 is causing uncertainty about consumer demand for devices in the home entertainment market, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
Personal Computers
Highlights: DD+ continues to enhance playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment.
In fiscal 2020, Lenovo and ASUS released a number of gaming laptops with Dolby Atmos broadening the consumer base that can experience Dolby technologies. Also during the year, a number of gaming titles enabled in Dolby Atmos were released across multiple gaming platforms such as PCs. In addition, a number of PCs from partners such as Apple, Lenovo, Dell, and ASUS support Dolby Vision and Dolby Atmos.

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
Other Markets
Highlights: DD+ is incorporated in the Xbox and PlayStation gaming consoles and streaming platforms for movie and television content. In fiscal 2020, Microsoft announced that their next generation Xbox Series X and Series S will be the first gaming consoles to support Dolby Vision and Dolby Atmos for gaming content.
We also generate revenue from the automotive industry primarily through disc playback devices as well as other elements of the entertainment system, and are focused on expanding our presence in music in the automotive industry.
Key Challenges: Consumer demand for devices in the gaming industry is impacted by the anticipation of console refresh cycles. In addition, the gaming console market has competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base. These factors may impact our future revenues. If OEMs do not incorporate our technologies in current and future products, our revenues will face downward pressure. Further, COVID-19 is causing uncertainty about consumer demand for devices in the gaming industry, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
In addition to licensing revenue derived from the licensing of audio and imaging technologies from the markets discussed above, we offer our audio and imaging technologies to create Dolby experiences through Dolby Cinema.
Dolby Cinema
Highlights: We continued to expand our global presence for Dolby Cinema. In fiscal 2020, the first Dolby Cinemas were opened in South Korea and Saudi Arabia, and we established more partnerships with global exhibitors. At the end of the fiscal year, we had over 250 Dolby Cinema locations established across 13 countries. The breadth of motion pictures for Dolby Cinema continues to grow with over 300 theatrical titles in Dolby Vision and Dolby Atmos having been announced or released from all the major studios.
Key Challenges: Although the premium large format market for the cinema industry has been growing, Dolby Cinema competes with other existing offerings. Our success depends on our partners and their success and our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering will be tied to global box office performance generally. COVID-19 has had, and is likely to continue to have, a significant effect on theatrical exhibition. The response to COVID-19 including the closure of cinemas, shelter-in-place mandates and government-imposed social-distancing restrictions have had, and are likely to continue to have, a negative impact on our cinema-related revenues and consumer demand. Further, studios have delayed the release of a number of new movie titles and temporarily suspended the production of future releases. It is uncertain whether consumer demand for the cinema and other forms of indoor recreation will return to previous levels. In addition, when cinemas reopen, exhibitor partners may operate fewer screens in response to decreased attendance.

PRODUCTS & SERVICES
A majority of our products and services revenues are derived from the sale of audio and imaging products for the cinema, television, broadcast, communication, and entertainment industries. Revenues from the sale of Dolby Conference Phones, Dolby Voice Room, as well as our recently launched Developer Platform are included in products and services.
Cinema Products & Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers and audio processors to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of fiscal 2020, there are over 6,000 Dolby Atmos screens installed or committed and over 1,800 Dolby Atmos theatrical titles have been announced or released.
We also offer a variety of other cinema products, which include the IMS3000, an integrated imaging and audio server with Dolby Atmos, the Dolby Multichannel Amplifier, and our high-power flexible line of speakers. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost effective than what was previously available to them.
Key Challenges: Demand for our cinema products is dependent upon our partners and their success in the market, industry and economic cycles, box office performance, and our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in international markets, such as China, which are subject to economic risks as well as geo-political risks. We may also be faced with pricing pressures or competing technologies, which would affect our revenue.
Additionally, the effects of COVID-19 such as the closure of cinemas, social distancing requirements, and shelter-in-place mandates have had, and are likely to continue to have, a negative impact on demand for cinema products and services. COVID-19 has also negatively impacted the financial health of our cinema customers and partners. If cinemas permanently close, our equipment may be available for resale on the secondary market, and erode the demand for new products. These conditions are likely to continue after the end of government-imposed restrictions.
Dolby Voice
Highlights: In fiscal 2020, we sold hardware products such as the Dolby Conference Phone and the Dolby Voice Room, which include our Dolby Voice technology.
In response to the changing market opportunities, in the first quarter of fiscal 2021 we decided to begin exiting the sale and leasing of conference hardware. Going forward, our Dolby Voice efforts will be focused on expanding the availability of our technologies through our developer platform and our software solutions for enterprise communications partners.
Key Challenges: As we shift away from hardware solutions, we may face challenges in how we expand our technologies to new offerings and solutions. Our success will depend on our ability to attract a robust developer community and new industry relationships as we to bring our services and technologies to market.

Other Services
Highlights: We are focused on bringing our expertise in media and communications to a broader range of digital experiences. In fiscal 2020 we launched our developer platform, Dolby.io, which enables developers to access our technologies through APIs. The initial offerings include media processing APIs for analyzing and improving the sound of recorded audio files, and interactivity APIs for enabling developers to embed enhanced communications experiences within their applications.
Following the initial launch of Dolby.io, we have seen increased customer engagement with our media and interactivity APIs for use cases such as entertainment, online education and telehealth. For example, we have partnered with SoundCloud to incorporate our music mastering APIs within their online music distribution platform.
Key Challenges: Our success in this market will depend on the number of developers we are able to attract, the volume of usage of the service, and our ability to monetize our services. Although the market for online experiences has been growing, Dolby's interactivity API technologies compete with other offerings. In addition, our pursuit of growth and further adoption depends on our ability to continue to innovate and add additional value to our services.

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
Most of our licensing arrangements are structured as sales-based whereby we are paid a unit-based royalty. The unit-based sales data that triggers the royalty obligation is generally reported to us in the quarter after triggering the royalty obligation. We apply the royalty exception to these arrangements, which requires that we recognize sales-based royalties at the later of when the sales occur based on our estimates or the completion of our performance obligations. Our estimates of royalty-based revenue take into consideration the macroeconomic effect of global events, such as COVID-19 or other natural disasters which may impact supply chain activities as well as demand for shipments. These estimates also involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments for which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we previously estimated, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales.
We also enter into fixed and guaranteed licensing fees arrangements, which require the licensee to pay a fixed, non-refundable fee. In these cases, control is transferred and the transaction price - the amount we expect to be entitled to in exchange for the license right - is recognized upon the later of contract execution or the effective date. Transaction price is determined at contract execution and, to the extent variable consideration applies, is updated each subsequent reporting period until the completion of the contract. In addition, we evaluate whether a significant financing component exists when we recognize revenue in advance of customer payments that occur over time and extend beyond one year. In general, if the payment arrangements extend beyond the first year of the contract, we treat a portion of the payments as a financing component. The discount rate used for each arrangement reflects the rate that would be used in a separate financing transaction between us and the licensee at contract inception and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. As such, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. The portion related to the financing component is recorded as interest income, and is not material to our consolidated financial statements.
For additional information, see Note 3 “Revenue Recognition” to our consolidated financial statements in Part II, Item 8 of this Annual Report.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED
Collaborative Arrangements. In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This standard will be effective for Dolby beginning September 26, 2020. While we have a number of collaborative arrangements, we do not believe that this standard will have a material impact on our consolidated financial statements.
Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments, including trade receivables, contract assets, and lease receivables. This standard will be effective for Dolby beginning September 26, 2020. We do not believe that this standard will have a material impact on our consolidated financial statements.
Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. This standard will be effective for Dolby beginning September 25, 2021. We are currently evaluating the impact of the standard on our consolidated financial statements.

RESULTS OF OPERATIONS
For each line item included on our consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the consolidated financial statements for years ended September 25, 2020, September 27, 2019, and September 28, 2018. Note that adjustments related to previously under-reported sales-based royalties as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.

Revenue and Gross Margin
Licensing
Licensing revenue consists of fees earned from licensing our technologies to customers who incorporate them into their products and services to enable and enhance audio and imaging capabilities. The technologies that we license are either internally developed, acquired, or licensed from third parties. A significant portion of our licensing revenue pertains to customer-shipment royalties that we recognize based on estimates of our licensees’ shipments. To the extent that shipment data reported by licensees differs from estimates we made and recorded, we recognize an adjustment to revenue for such difference.
Our cost of licensing consists mainly of amortization of certain purchased intangible assets and intangible assets acquired in business combinations, depreciation, third party royalty obligations, and associated fees.

	Fiscal Year Ended			2020 vs. 2019		2019 vs. 2018
Licensing	September 25, 2020	September 27, 2019	September 28, 2018	$	%	$	%
Revenue	$1,078,577	$1,107,280	$940,777	$(28,703)	(3)%	$166,503	18%
Percentage of total revenue	93%	89%	89%
Cost of licensing	50,822	57,531	42,583	(6,709)	(12)%	14,948	35%
Gross margin	1,027,755	1,049,749	898,194	(21,994)	(2)%	151,555	17%
Gross margin percentage	95%	95%	95%
2020 vs. 2019

Factor	Licensing Revenue		Gross Margin
Other	â	Lower revenues from Dolby Cinema resulting from the closure of cinemas and lower attendance due to COVID-19, lower automotive recoveries, and gaming, partially offset by higher patent administration fees from Via Licensing	ßà	No significant fluctuations
Mobile	á	Higher revenues from increased adoption of our patent licensing technologies and increased adoption of Dolby Atmos and Dolby Vision, partially offset by lower recoveries
PC	á	Higher revenues from recoveries, higher adoption of Dolby Vision and Dolby Atmos in more PC models, and higher revenues from patent licensing technologies
Broadcast	â	Lower revenues from patent licensing and decreased market volume of STBs, partially offset by higher adoption of Dolby Atmos and Dolby Vision, primarily in TVs
CE	â	Lower market volumes of AVRs and home theater equipment, partially offset by increased adoption of our patent licensing technologies, and increased adoption of Dolby Atmos and Dolby Vision in DMAs and soundbars

2019 vs. 2018

Factor	Licensing Revenue		Gross Margin
Mobile	á	Higher revenues from increased adoption of our patent licensing technologies and the adoption of our technologies into more devices, partially offset by lower recoveries	ßà	No significant fluctuations
Broadcast	á	Higher revenues from increased adoption of our patent licensing technologies, recoveries, and TVs, partially offset by lower market volume of STBs
Other	á	Higher revenues from Dolby Cinema, gaming, and automotive recoveries, partially offset by lower licensing in Dolby Voice
CE	á	Higher volume of DMAs and increased adoption of our patent licensing technologies, partially offset by lower recoveries
PC	á	Higher revenues from recoveries and increased adoption of our patent licensing technologies, partially offset by lower ASP from decreasing number of PCs with optical disc functionality

Products and Services
Products revenue is generated from the sale of audio, imaging, and voice products for the cinema, television broadcast, communications, and consumer products industries. Also included in products revenue are amounts relating to certain Dolby Cinema arrangements that are considered sales-type leases that involve fixed or minimum fees. Cost of products consists of materials, labor, and manufacturing overhead, amortization of certain intangible assets, as well as third party royalty obligations.
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

	Fiscal Year Ended			2020 vs. 2019		2019 vs. 2018
Products and Services	September 25, 2020	September 27, 2019	September 28, 2018	$	%	$	%
Revenue	$83,215	$134,340	$113,823	$(51,125)	(38)%	$20,517	18%
Percentage of total revenue	7%	11%	11%
Cost of products and services	95,676	103,323	84,979	(7,647)	(7)%	18,344	22%
Gross margin	(12,461)	31,017	28,844	(43,478)	(140)%	2,173	8%
Gross margin percentage	(15)%	23%	25%

2020 vs. 2019

Factor	Products and Services Revenue		Gross Margin
Products	â	Lower sales of cinema equipment attributable to COVID-19 and lower revenues from Dolby Cinema sales-type leases (hybrid agreements), partially offset by higher units of Dolby Voice products	â	Lower utilization of manufacturing capacity and higher excess & obsolescence charges
Services	ßà	No significant fluctuations	â	Lower utilization of available capacity

2019 vs. 2018

Factor	Products and Services Revenue		Gross Margin
Products	á	Higher revenues from Dolby Cinema and Dolby Voice products, and higher units of cinema equipment	â	Higher excess & obsolescence charges
Services	ßà	No significant fluctuations	á	Higher utilization of available capacity

Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Year Ended			2020 vs. 2019		2019 vs. 2018
	September 25, 2020	September 27, 2019	September 28, 2018	$	%	$	%
Research and development	$239,045	$237,871	$236,794	$1,174	—%	$1,077	—%
Percentage of total revenue	21%	19%	22%

2020 vs. 2019

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and annual merit increases across the existing employee base
Travel	â	Lower costs due to COVID-19 travel restrictions
Professional & Consulting	â	Lower costs for external professional and consulting services for new product development

2019 vs. 2018

Category	Key Drivers
Research & Development	ßà	No significant fluctuations
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

	Fiscal Year Ended			2020 vs. 2019		2019 vs. 2018
	September 25, 2020	September 27, 2019	September 28, 2018	$	%	$	%
Sales and marketing	$335,933	$343,835	$309,762	$(7,902)	(2)%	$34,073	11%
Percentage of total revenue	29%	28%	29%

2020 vs. 2019

Category	Key Drivers
Travel	â	Lower costs due to COVID-19 travel restrictions
Marketing Programs	á	Higher costs related to marketing efforts for company growth initiatives and branding activities
Legal, Professional, & Consulting	â	Lower costs for IP recovery activities

2019 vs. 2018

Category	Key Drivers
Legal, Professional, & Consulting	á	Increased IP related activities aimed at revenue generation
Marketing Programs	á	Higher costs related to marketing programs, including branding activities, and new product launches
General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Year Ended			2020 vs. 2019		2019 vs. 2018
	September 25, 2020	September 27, 2019	September 28, 2018	$	%	$	%
General and administrative	$219,753	$205,425	$197,423	$14,328	7%	$8,002	4%
Percentage of total revenue	19%	17%	19%

2020 vs. 2019

Category	Key Drivers
Compensation & Benefits	á	Higher headcount and annual merit increases across the existing employee base
Bad Debt	á	Higher charges recorded in the current period

2019 vs. 2018

Category	Key Drivers
Legal, Professional, & Consulting	á	Higher costs associated with various legal activities and patent filings
Compensation & Benefits	á	Higher headcount and annual merit increases across the existing employee base
Bad Debt	á	Higher charges recorded in the current period

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

	Fiscal Year Ended			2020 vs. 2019		2019 vs. 2018
	September 25, 2020	September 27, 2019	September 28, 2018	$	%	$	%
Restructuring charges/(credits)	$1,821	$36,558	$(446)	$(34,737)	(95)%	$37,004	(8,297)%
Percentage of total revenue	—%	3%	—%
Subsequent to the fiscal year ended September 25, 2020, we approved a plan to reduce certain activities in order to reallocate those resources towards higher priority investment areas and growth opportunities for the future of our business. Restructuring charges associated with this plan will be reflected in fiscal 2021 financial statements. For additional information on this restructuring program, see Note 20 "Subsequent Events" to our consolidated financial statements.
Restructuring charges recorded in fiscal 2019 of $33.5 million represents costs incurred as a result of our early exit of leased facilities. Included in those costs are the write-off of the carrying value of the leasehold improvements associated with the facilities and other expenses associated with the exit of the facilities.
Restructuring charges recorded in fiscal 2019 also include $3.1 million associated with a reorganization of our marketing function that resulted in severance and other related benefits for approximately 50 positions that were eliminated. For additional information on our Restructuring programs, see Note 13 "Restructuring" to our consolidated financial statements.
Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Year Ended			2020 vs. 2019		2019 vs. 2018
Other Income/Expense	September 25, 2020	September 27, 2019	September 28, 2018	$	%	$	%
Interest income	$12,725	$24,919	$18,970	$(12,194)	(49)%	$5,949	31%
Interest expense	(186)	(170)	(198)	(16)	9%	28	(14)%
Other income/(expense), net	8,434	481	(5,903)	7,953	1,653%	6,384	(108)%
Total	$20,973	$25,230	$12,869	$(4,257)	(17)%	$12,361	96%

2020 vs. 2019

Category	Key Drivers
Interest Income	â	Lower yields on current year investment balances due to decreased interest rates
Other Income	á	Increase in realized gains from sales of investments and higher valuation on equity method investments

2019 vs. 2018

Category	Key Drivers
Other Income/(Expense)	á	Decrease in other expense due to impairment charges recorded in the prior year on cost method equity investments that did not re-occur in 2019, higher valuation of current year equity method investment, and lower foreign currency translation losses
Interest Income	á	Higher yields on investment balances
Income Taxes

Our effective tax rate is based on our fiscal year results and is affected by several factors. These reflect the current statutory rates in our domestic and foreign jurisdictions, the relative income earned in our foreign jurisdictions, and nonrecurring items such as changes to our unrecognized tax benefits that may occur in but are not necessarily consistent between periods. Our fiscal 2020 income tax provision reflects a decrease in unrecognized tax benefits due to a lapse in the statute of limitations. Our fiscal 2018 income tax provision reflects amounts accrued in connection with the Tax Act enacted in December 2017. For additional information related to effective tax rates, see Note 12 “Income Taxes” to our consolidated financial statements.

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Provision for income taxes	$(8,096)	$(26,802)	$(154,069)
Effective tax rate	3%	9%	78%

2020 vs. 2019

Factor	Impact On Effective Tax Rate
Unrecognized Tax Benefits	â	Additional benefit in the current year attributable to reversals of unrecognized tax benefits in the third quarter due to a lapse in the statute of limitations.

2019 vs. 2018

Factor	Impact On Effective Tax Rate
Enactment of Tax Act	â	Lower tax expense due to a large tax charge for US tax reform in the prior year, a large tax benefit in the current year, and the reduction of the federal statutory rate

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. As of September 25, 2020, we had cash and cash equivalents of $1,071.9 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $99.1 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities.
The following table presents selected financial information as of the fiscal years ended September 25, 2020 and September 27, 2019 (amounts displayed are in thousands):

	September 25, 2020	September 27, 2019
Cash and cash equivalents	$1,071,876	$797,210
Short-term investments	46,948	119,146
Long-term investments	52,149	179,587
Accounts receivable, net	180,340	189,115
Accounts payable and accrued liabilities	232,591	283,356
Working capital	1,280,087	1,074,687
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

Shareholder Return
We have returned cash to stockholders through both repurchases of Class A common stock under our repurchase program initiated in fiscal 2010 and our quarterly dividend program initiated in fiscal 2015. Refer to Note 9 "Stockholders' Equity & Stock-Based Compensation" of our consolidated financial statements for a summary of dividend payments made under the program during fiscal 2020 and additional information regarding our stock repurchase program.
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $1.8 billion of stock repurchases under the program.
Quarterly Dividend Program. During the first quarter of fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. For fiscal 2020, quarterly dividends of $0.22 per share were paid on our Class A and Class B common stock to eligible stockholders of record.
Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (amounts displayed in thousands).
Operating Activities

	Fiscal Year Ended
	September 25, 2020	September 27, 2019
Net cash provided by operating activities	$343,849	$327,674
Net cash provided by operating activities increased $16.2 million in fiscal 2020 compared to fiscal 2019, primarily due to the following:

Factor	Impact On Cash Flows
Working Capital	á	Higher inflows due to decreases in accounts receivable and contract assets, partially offset by higher outflows to settle remaining exit obligations for a terminated lease of an office building
Investing Activities

	Fiscal Year Ended
	September 25, 2020	September 27, 2019
Net cash provided by (used in) investing activities	$134,374	$(56,229)

Net cash provided by investing activities was $190.6 million greater in fiscal 2020 compared to fiscal 2019, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds From Investments	á	Higher inflows from the sale & maturity of marketable investment securities
Capital Expenditures	á	Lower expenditures for PP&E
Purchase of Investments	â	Higher outflows for the purchase of marketable investment securities
Financing Activities

	Fiscal Year Ended
	September 25, 2020	September 27, 2019
Net cash used in financing activities	$(207,775)	$(385,281)

Net cash used in financing activities was $177.5 million lower in fiscal 2020 compared to fiscal 2019, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	á	Lower outflows for common stock repurchases
Common Stock Issuance	á	Higher inflows from employee stock option exercises

Off-Balance Sheet Arrangements and Contractual Obligations
Our liquidity is not dependent upon the use of off-balance sheet financing arrangements, and we have not entered into any arrangements that are expected to have a material effect on liquidity or the availability of capital resources. The following table presents a summary of our contractual obligations and commitments as of September 25, 2020 (in thousands):

	Payments Due By Fiscal Period
	1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Naming rights	$7,915	$16,131	$16,541	$61,277	$101,864
Operating leases, including imputed interest	18,098	28,167	21,616	22,484	90,365
Purchase obligations	17,305	3,130	—	—	20,435
Donation commitments	4,803	310	310	1,002	6,425
Total	$48,121	$47,738	$38,467	$84,763	$219,089
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
Operating Leases.    Operating lease payments represent our commitments for future minimum rent made under non-cancelable leases for office space, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries. For additional details regarding our leases, see Note 7 "Leases" to our consolidated financial statements.
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
Unrecognized Tax Benefits.    As of September 25, 2020, we had an accrued liability for unrecognized tax benefits without interest, penalties, and related deferred tax assets, totaling $60.7 million. We are unable to estimate when any cash settlement with a taxing authority might occur and, therefore, have not reflected these anticipated future outflows in the table above.
For additional details regarding our contractual obligations, see Note 14 “Commitments & Contingencies” to our consolidated financial statements.
Indemnification Clauses
We are party to certain contractual agreements under which we have agreed to provide indemnification of varying scope and duration to the other party relating to our licensed IP. Historically, we have not made any payments for these indemnification obligations and no amounts have been accrued in our consolidated financial statements with respect to these obligations. Since the terms and conditions of the indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. In addition, we have entered into indemnification agreements with our officers, directors, and certain employees, and our certificate of incorporation and bylaws contain similar indemnification obligations. For additional details regarding indemnification clauses within our contractual agreements, see Note 14 “Commitments & Contingencies” to our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of September 25, 2020, we had cash and cash equivalents of $1,071.9 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $99.1 million, which consisted primarily of municipal debt securities, corporate bonds, government bonds, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At September 25, 2020, the weighted-average credit quality of our investment portfolio was AA, with a weighted-average maturity of approximately fourteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of September 25, 2020, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $1.1 million and $0.5 million, respectively.
Foreign Currency Exchange Risk
We maintain business operations in foreign countries, most significantly in Australia, China, Germany, the Netherlands, Poland and the United Kingdom. Additionally, a portion of our business is conducted outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar, most notably:
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
We also enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure and selected anticipated expenses. The contracts hedging receivables and payables are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. The contracts hedging foreign currency denominated operating expenses are carried at fair value with changes in the fair value recorded to other comprehensive income until the hedged expenses are reported in our consolidated statements of operations. As of September 25, 2020 and September 27, 2019, the outstanding derivative instruments had maturities of equal to or less than 13 months, and the total notional amounts of outstanding contracts were $93.8 million and $29.0 million, respectively.
For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of September 25, 2020. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes are made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $5.8 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $5.8 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dolby Laboratories, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries (the Company) as of September 25, 2020 and September 27, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 25, 2020 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 25, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 25, 2020 and September 27, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended September 25, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of September 28, 2019 due to the adoption of the FASB Accounting Standards Codification No. 842, Leases.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Revenue estimate related to sales-based licensing arrangements
As discussed in Note 3 to the consolidated financial statements, revenue is derived principally from the licensing of technologies and patents to various types of licensees. The Company recognized total licensing revenue of $1.08 billion for the year ended September 25, 2020. The Company estimates and records sales-based licensing revenue from its licensees’ shipments in the same period in which those shipments occur. After receiving the royalty statements from the licensees, which is generally in the quarter after those shipments have occurred, the Company will record an adjustment based on the difference between the estimated and actual sales-based licensing revenue.
We identified the assessment of the revenue estimate related to sales-based licensing arrangements as a critical audit matter. Auditor judgment was required to evaluate the Company’s estimation of sales-based licensing revenue, which included the use of historical data, industry estimates of expected shipments, market penetration, and average sales prices.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s sales-based licensing revenue estimation process. This included controls related to the review of (1) historical data, (2) third-party industry expectations for shipments of units, (3) the estimated percentage of market penetration, and (4) estimated average sales prices. We tested the Company’s process to develop the sales-based licensing revenue estimate. Specifically, we evaluated the sources of the historical data and assumptions that the Company used by considering their relevance and reliability. We performed sensitivity analyses over certain assumptions to assess the impact on the sales-based licensing revenue estimate of reasonably possible changes to the assumptions. In addition, we compared the Company’s historical sales-based licensing revenue estimates to actual sales-based licensing royalties received from licensees during the year, to assess the Company’s ability to accurately estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

San Francisco, California
November 16, 2020

DOLBY LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 25, 2020	September 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,071,876	$797,210
Restricted cash	8,103	8,383
Short-term investments	46,948	119,146
Accounts receivable, net of allowance for doubtful accounts of $15,908 and $9,775	180,340	189,115
Contract assets	161,357	195,651
Inventories, net	25,550	32,331
Prepaid expenses and other current assets	53,022	39,704
Total current assets	1,547,196	1,381,540
Long-term investments	52,149	179,587
Property, plant and equipment, net	541,963	537,432
Operating lease right-of-use assets	76,515	—
Intangible assets, net	152,431	180,891
Goodwill	336,945	334,829
Deferred taxes	118,881	114,075
Other non-current assets	91,245	93,395
Total assets	$2,917,325	$2,821,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,617	$15,212
Accrued liabilities	219,974	268,144
Income taxes payable	3,260	3,506
Contract liabilities	15,436	19,991
Operating lease liabilities	15,822	—
Total current liabilities	267,109	306,853
Non-current contract liabilities	24,342	24,404
Non-current operating lease liabilities	65,315	—
Other non-current liabilities	122,154	177,462
Total liabilities	478,920	508,719

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 64,167,725 shares issued and outstanding at September 25, 2020 and 63,911,270 at September 27, 2019	58	58
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,128,720 shares issued and outstanding at September 25, 2020 and 36,229,820 at September 27, 2019	41	41
Retained earnings	2,443,138	2,327,877
Accumulated other comprehensive (loss)	(10,594)	(20,625)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,432,643	2,307,351
Controlling interest	5,762	5,679
Total stockholders’ equity	2,438,405	2,313,030
Total liabilities and stockholders’ equity	$2,917,325	$2,821,749

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Revenue:
Licensing	$1,078,577	$1,107,280	$940,777
Products and services	83,215	134,340	113,823
Total revenue	1,161,792	1,241,620	1,054,600

Cost of revenue:
Cost of licensing	50,822	57,531	42,583
Cost of products and services	95,676	103,323	84,979
Total cost of revenue	146,498	160,854	127,562

Gross margin	1,015,294	1,080,766	927,038

Operating expenses:
Research and development	239,045	237,871	236,794
Sales and marketing	335,933	343,835	309,762
General and administrative	219,753	205,425	197,423
Restructuring charges/(credits)	1,821	36,558	(446)
Total operating expenses	796,552	823,689	743,533

Operating income	218,742	257,077	183,505

Other income/expense:
Interest income	12,725	24,919	18,970
Interest expense	(186)	(170)	(198)
Other income/(expense), net	8,434	481	(5,903)
Total other income	20,973	25,230	12,869

Income before income taxes	239,715	282,307	196,374
Provision for income taxes	(8,096)	(26,802)	(154,069)
Net income including controlling interest	231,619	255,505	42,305
Less: net (income) attributable to controlling interest	(256)	(354)	(559)
Net income attributable to Dolby Laboratories, Inc.	$231,363	$255,151	$41,746

Net income per share:
Basic	$2.30	$2.51	$0.40
Diluted	$2.25	$2.44	$0.39
Weighted-average shares outstanding:
Basic	100,564	101,629	103,377
Diluted	102,944	104,572	106,978

Related party rent expense and restructuring charges:
Included in operating expenses	$126	$16,360	$3,483
Included in net income attributable to controlling interest	$455	$572	$712

Cash dividend declared per common share	$0.88	$0.79	$0.67
Cash dividend paid per common share	$0.88	$0.76	$0.64

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Net income including controlling interest	$231,619	$255,505	$42,305
Other comprehensive income:
Currency translation adjustments, net of tax of $22, $(439), and $106	7,552	(10,166)	(5,578)
Unrealized gains/(losses) on investments, net of tax of $(926), $58, and $89	(1,380)	5,146	(2,571)
Unrealized gains on cash flow hedges, net of tax of $(407), $0, and $0	3,969	—	—
Total other comprehensive income/(loss), net of tax	10,141	(5,020)	(8,149)

Total comprehensive income	241,760	250,485	34,156
Less: comprehensive (income) attributable to controlling interest	(366)	(127)	(489)
Comprehensive income attributable to Dolby Laboratories, Inc.	$241,394	$250,358	$33,667

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Dolby Laboratories, Inc.
	Class A		Class B		APIC	Retained Earnings	AOCI	Total Stockholders’ Equity	Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at September 29, 2017	59,282	$58	42,874	$43	$61,331	$2,337,948	$(7,753)	$2,391,627	$7,100	$2,398,727
Net income	—	—	—	—	—	41,746	—	41,746	559	42,305
Other comprehensive (loss), net of tax	—	—	—	—	—	—	(8,079)	(8,079)	(70)	(8,149)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(1,022)	(1,022)
Stock-based compensation expense	—	—	—	—	71,249	—	—	71,249	—	71,249
Repurchase of common stock	(2,381)	(2)	—	—	(150,468)	—	—	(150,470)	—	(150,470)
Cash dividends declared and paid on common stock	—	—	—	—	—	(66,155)	—	(66,155)	—	(66,155)
Common stock issued under employee stock plans	3,823	3	—	—	106,159	—	—	106,162	—	106,162
Tax withholdings on vesting of restricted stock	(358)	—	—	—	(22,144)	—	—	(22,144)	—	(22,144)
Common stock transfers - Class B to Class A	3,613	2	(3,613)	(2)	—	—	—	—	—	—
Balance at September 28, 2018	63,979	61	39,261	41	66,127	2,313,539	(15,832)	2,363,936	6,567	2,370,503
Net income	—	—	—	—	—	255,151	—	255,151	354	255,505
Other comprehensive (loss), net of tax	—	—	—	—	—	—	(4,793)	(4,793)	(227)	(5,020)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(1,015)	(1,015)
Stock-based compensation expense	—	—	—	—	76,580	—	—	76,580	—	76,580
Repurchase of common stock	(5,268)	(4)	—	—	(177,264)	(163,317)	—	(340,585)	—	(340,585)
Cash dividends declared and paid on common stock	—	—	—	—	—	(77,496)	—	(77,496)	—	(77,496)
Common stock issued under employee stock plans	2,514	1	—	—	57,345	—	—	57,346	—	57,346
Tax withholdings on vesting of restricted stock	(345)	—	—	—	(22,788)	—	—	(22,788)	—	(22,788)
Common stock transfers - Class B to Class A	3,031	—	(3,031)	—	—	—	—	—	—	—
Balance at September 27, 2019	63,911	58	36,230	41	—	2,327,877	(20,625)	2,307,351	5,679	2,313,030
Net income	—	—	—	—	—	231,363	—	231,363	256	231,619
Other comprehensive income, net of tax	—	—	—	—	—	—	10,031	10,031	110	10,141
Distributions to controlling interest	—	—	—	—	—	—	—	—	(283)	(283)
Stock-based compensation expense	—	—	—	—	86,628	—	—	86,628	—	86,628
Repurchase of common stock	(2,564)	(3)	—	—	(146,218)	(27,521)	—	(173,742)	—	(173,742)
Cash dividends declared and paid on common stock	—	—	—	—	—	(88,581)	—	(88,581)	—	(88,581)
Common stock issued under employee stock plans	3,063	3	—	—	82,655	—	—	82,658	—	82,658
Tax withholdings on vesting of restricted stock	(343)	—	—	—	(23,065)	—	—	(23,065)	—	(23,065)
Common stock transfers - Class B to Class A	101	—	(101)	—	—	—	—	—	—	—
Balance at September 25, 2020	64,168	$58	36,129	$41	$—	$2,443,138	$(10,594)	$2,432,643	$5,762	$2,438,405

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Operating activities:
Net income including controlling interest	$231,619	$255,505	$42,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,878	85,123	81,283
Stock-based compensation	86,628	76,580	71,249
Amortization of premium on investments	800	358	2,473
Provision for doubtful accounts	7,689	4,523	2,413
Deferred income taxes	(5,274)	(40,191)	61,059
Restructuring charge for exit of leased facility	1,640	33,251	—
Other non-cash items affecting net income	10,920	6,952	7,570
Changes in operating assets and liabilities:
Accounts receivable, net	1,251	(27,492)	100,129
Contract assets	34,297	(29,708)	(2,502)
Inventories	(11,784)	(16,098)	(6,602)
Operating lease right-of-use assets	(13,516)	—	—
Prepaid expenses and other assets	(5,680)	(6,200)	(52,485)
Accounts payable and accrued liabilities	(45,185)	169	(29,019)
Income taxes, net	(50,586)	(2,186)	39,738
Contract liabilities	(4,621)	1,084	(59)
Operating lease liabilities	15,618	—	—
Other non-current liabilities	(845)	(13,996)	34,650
Net cash provided by operating activities	343,849	327,674	352,202

Investing activities:
Purchases of investment securities	(287,777)	(265,361)	(174,195)
Proceeds from sales of investment securities	244,517	200,636	123,058
Proceeds from maturities of investment securities	246,621	136,951	237,432
Purchases of property, plant, and equipment	(66,347)	(96,281)	(72,814)
Payments for business acquisitions, net of cash acquired	—	(14,919)	(22,852)
Purchase of intangible assets	(2,640)	(17,255)	(12,543)
Net cash provided by/(used in) investing activities	134,374	(56,229)	78,086

Financing activities:
Proceeds from issuance of common stock	82,658	57,346	106,162
Repurchase of common stock	(173,742)	(340,585)	(150,470)
Payment of cash dividend	(88,581)	(77,496)	(66,155)
Distribution to controlling interest	(283)	(1,015)	(1,022)
Shares repurchased for tax withholdings on vesting of restricted stock	(23,065)	(22,788)	(22,144)
Payment related to prior purchases of intangible assets	(91)	—	—
Payment of deferred consideration for prior business combination	(4,671)	(743)	—
Net cash used in financing activities	(207,775)	(385,281)	(133,629)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	3,938	(5,821)	(5,777)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	274,386	(119,657)	290,882
Cash, cash equivalents, and restricted cash at beginning of period	805,593	925,250	634,368
Cash, cash equivalents, and restricted cash at end of period	$1,079,979	$805,593	$925,250

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$52,869	$59,722	$60,875

Non-cash investing and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$(3,417)	$(324)	$7,990
Purchase consideration payable for acquisition	$—	$1,700	$3,750
Purchase consideration payable for intangibles	$260	$1,881	$200
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include the 52 week periods ended September 25, 2020 (fiscal 2020), September 27, 2019 (fiscal 2019), and September 28, 2018 (fiscal 2018).
Reclassifications
We have reclassified certain prior period amounts within our consolidated financial statements and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, operating cash flows or net income.

2. Summary of Significant Accounting Policies
Concentration of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments, and accounts receivable. Our investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. All our securities are held in custody by a recognized financial institution. Our policy limits the amount of credit exposure to a maximum of 5% to any one issuer, except for the U.S. Treasury, and we believe no significant concentration risk exists with respect to these investments. We also mitigate counterparty risk through entering into derivative contracts with high-credit-quality financial institutions.
The majority of our licensing revenue is generated from customers outside of the U.S. We manage this risk by performing regular evaluations of the creditworthiness of our licensing customers. In fiscal 2020, 2019, and 2018, we did not have any individual customers whose revenue exceeded 10% of our total revenue.
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
Equipment Provided Under Operating Leases.  In arrangements that we assess as operating leases, we recognize our cinema equipment installed at third party sites as a fixed asset and depreciate the asset on a straight-line basis.
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
Goodwill, Intangible Assets, and Long-Lived Assets
We test goodwill for impairment annually during our third fiscal quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. We perform a qualitative assessment as a determinant for whether the two-step annual goodwill impairment test should be performed. For fiscal 2020, we completed our annual goodwill impairment assessment in the fiscal quarter ended June 26, 2020. We determined in our qualitative review that it is more likely than not that the fair value of our reporting unit is substantially in excess of the respective carrying amount. Accordingly, there was no impairment, and the two-step goodwill impairment test was not required. We did not incur any goodwill impairment losses in any of the periods presented.
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

Advertising and Promotional Costs
Advertising and promotional costs are charged to S&M expense as incurred. Our advertising and promotional costs were as follows (in thousands):

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Advertising and promotional costs	$61,125	$49,118	$49,519
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

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Foreign currency transaction (losses)	$(1,361)	$(260)	$(823)
Non-designated Hedges.  In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts exclusively to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income/(expense), net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 25, 2020 and September 27, 2019, the outstanding derivative instruments had maturities of equal to or less than 31 days and 31 days, respectively, and the total notional amounts of outstanding contracts were $26.8 million and $22.0 million, respectively. The fair values of these contracts were nominal as of September 25, 2020 and September 27, 2019, and were included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets.
Cash Flow Hedges. We also enter into forward currency contracts exclusively designated as cash flow hedges, which have a maturity of thirteen months or less, to reduce the impact of currency volatility on U.S. dollar operating expenses and margins. Our cash flow hedge program was entered into in fiscal 2019. The gains and losses from the effective portions of cash flow hedges are recorded at fair value as a component of AOCI, until the hedged item is subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings, with the corresponding hedged item. Amounts reclassified are recorded to the same line item in the consolidated statements of operations as the impact of the hedge transaction, concurrently with the hedged costs.
The pre-tax gain attributed to the effective portion of cash flow hedges recognized in AOCI was $5.3 million in fiscal 2020, and was immaterial in fiscal 2019. The pre-tax effective portion of gains or losses reclassified to the consolidated statements of income was not material during fiscal 2020 and fiscal 2019.
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
We record an unrecognized tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities. We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reversed in the period that such determination is made and are reflected as a reduction of the overall income tax provision.
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
Operating leases are included in operating lease right-of-use assets and in current and non-current operating lease liabilities on our consolidated balance sheets.
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
Standards Not Yet Adopted
Collaborative Arrangements. In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This standard will be effective for Dolby beginning September 26, 2020. While we have a number of collaborative arrangements, we do not believe that this standard will have a material impact on our consolidated financial statements.
Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments, including trade receivables, contract assets, and lease receivables. This standard will be effective for Dolby beginning September 26, 2020. We do not believe that this standard will have a material impact on our consolidated financial statements.
Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. This standard will be effective for Dolby beginning September 25, 2021. We are currently evaluating the impact of the standard on our consolidated financial statements.

3. Revenue Recognition
We enter into revenue arrangements with our customers to license technologies, trademarks and patents for sound, imaging and voice solutions, and to sell products and services. We recognize revenue when we satisfy a performance obligation by transferring control over the use of a license, product, or service to a customer.
A.Identification of the Contract or Contracts with Customers
We generally determine that a contract with a customer exists upon the execution of an agreement and after consideration of collectability, which could include an evaluation of the customer's payment history, the existence of a standby letter-of-credit between the customer’s financial institution and our financial institution, public financial information, and other factors. At contract inception, we also evaluate whether two or more non-standard agreements with a customer should be combined and accounted for as a single contract.
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
D.Allocation of Transaction Price to Distinct Performance Obligations in a Contract
For our sales-based royalties where the license is the predominant item to which the royalties relate, we present all revenues as licensing.
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
Once the transaction price - including any variable consideration - has been determined, we allocate the transaction price to the performance obligations identified in the contract and recognize revenue as or when control is transferred for each distinct performance obligation.
E.Revenue Recognition as Control is Transferred to a Customer
We generate our licensing revenue by licensing our technologies and patents to various types of licensees, such as chip manufacturers ("implementation licensees"), consumer product manufacturers, software vendors, and communications service providers. Our revenue recognition policies for each of these arrangements are summarized below.
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
Sales-based licensing fees.   In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the first quarter of fiscal 2020, we recorded a favorable adjustment of approximately $9 million, which was primarily related to shipments that occurred in our fourth quarter of fiscal 2019 (July through September) and largely based on actual royalty statements received from licensees. In the second, third, and fourth quarters of fiscal 2020 we recorded favorable adjustments of $7 million, $11 million, and $26 million, respectively, each primarily related to shipments that occurred in the preceding fiscal quarter, and largely based on actual royalty statements received from licensees.
Fixed and guaranteed licensing fees.   In certain cases, our arrangements require the licensee to pay fixed, non-refundable fees. In these cases, control is transferred, and fees are recognized upon the later of contract execution or the effective date. Additionally, and separate from initial fees from implementation licensees, our sales- and usage-based licensing agreements include a nominal fee, which is also recognized at a point in time in which control of the IP has been transferred. Revenues from these arrangements are included as a component of licensing revenue.
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
Collaborative Arrangements.   We collaborate with established cinema exhibitors to offer Dolby Cinema, a branded premium cinema offering for movie audiences. Under such collaborations, Dolby and the exhibitor are both active participants, and share the risks and rewards associated with the business. Accordingly, these collaborations are governed by revenue sharing arrangements under which Dolby receives revenue based on box office receipts, reported to Dolby by exhibitor partners on a monthly or quarterly basis, our proprietary designs and trademarks as well as for the use of our equipment at the exhibitor’s venue. The use of our product solution meets the definition of a lease, and for the related portion of Dolby's share of revenue, we apply ASC 842, Leases, and recognize revenue based on monthly box office reports from exhibitors. Our revenue share is recognized as licensing revenue in our consolidated statements of operations.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. On September 25, 2020, we had $37.9 million of remaining performance obligations, 38% of which we expect to recognize as revenue in fiscal 2021, 22% in fiscal 2022, and the balance of 40% in fiscal years beyond 2022.
F.Disaggregation of revenue
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Year-To-Date Ended
	September 25, 2020		September 27, 2019
Revenue
Licensing	$1,078,577	93%	$1,107,280	89%
Products and services	83,215	7%	134,340	11%
Total revenue	$1,161,792	100%	$1,241,620	100%
The following table presents the composition of our licensing revenue for all periods presented:

	Fiscal Year-To-Date Ended
	September 25, 2020		September 27, 2019
Revenue By Market
Broadcast	$439,415	41%	$474,147	43%
Mobile	226,972	21%	193,052	17%
CE	152,608	14%	154,399	14%
PC	132,302	12%	113,597	10%
Other	127,280	12%	172,085	16%
Total licensing revenue	$1,078,577	100%	$1,107,280	100%
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

	Fiscal Year-To-Date Ended
	September 25, 2020		September 27, 2019
Revenue By Geographic Location
United States	$460,972	40%	$449,203	36%
International	700,820	60%	792,417	64%
Total revenue	$1,161,792	100%	$1,241,620	100%
G.Contract balances
Our contract assets represent rights to consideration from licensees for the use of our IP that we have estimated in a given period in the absence of receiving actual royalty statements from licensees. These estimates reflect our best judgment at that time, and are developed using a number of inputs, including historical data, industry estimates of expected shipments, anticipated sales price and performance, and third-party data supporting the percentage of markets using our technologies. In the event that our estimates differ from actual amounts reported, we record an adjustment in the quarter in which the report is received which is typically the quarter following our estimate. Actual amounts reported are typically paid within sixty days following the end of the quarter of shipment. The main drivers for change in the contract assets account are variances in quarterly estimates, and to a lesser degree, timing of receipt of actual royalty statements.
Our contract liabilities consist of advance payments and billings in advance of performance, deferred revenue that is typically satisfied within one year, and deferred interest where we have significant financing. The non-current portion of contract liabilities is separately disclosed in our consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In fiscal year 2020, we recognized $17.7 million from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented:

	September 25, 2020	September 27, 2019	Change ($)	Change (%)
Accounts receivable, net	$180,340	$189,115	$(8,775)	(5)%
Contract assets	161,357	195,651	(34,294)	(18)%
Contract liabilities - current	15,436	19,991	(4,555)	(23)%
Contract liabilities - non-current	24,342	24,404	(62)	—%

4. Composition of Certain Financial Statement Captions
    The following tables present detailed information from our consolidated balance sheets as of September 25, 2020 and September 27, 2019 (amounts displayed in thousands).
Accounts Receivable

Accounts Receivable, Net	September 25, 2020	September 27, 2019
Trade accounts receivable	$147,618	$151,996
Accounts receivable from patent administration program licensees	48,630	46,894
Accounts receivable, gross	196,248	198,890
Less: allowance for doubtful accounts	(15,908)	(9,775)
Total	$180,340	$189,115

    Accounts receivable, gross includes unbilled accounts receivable balances of $62.1 million and $82.3 million as of September 25, 2020 and September 27, 2019, respectively, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to their patent administration programs.

Allowance for Doubtful Accounts	Beginning Balance	Charged to G&A	Deductions	Ending Balance
For fiscal year ended:
September 28, 2018	$2,967	$2,413	$(122)	$5,258
September 27, 2019	5,258	4,523	(6)	9,775
September 25, 2020	9,775	7,689	(1,556)	15,908
Inventories

Inventories	September 25, 2020	September 27, 2019
Raw materials	$3,770	$8,031
Work in process	9,214	4,872
Finished goods	12,566	19,428
Total	$25,550	$32,331
    Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $2.6 million and $3.0 million of raw materials inventory within other non-current assets in our consolidated balance sheets as of September 25, 2020 and September 27, 2019, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

Prepaid Expenses And Other Current Assets	September 25, 2020	September 27, 2019
Prepaid expenses	$17,884	$17,997
Other current assets	35,138	21,707
Total	$53,022	$39,704

    As of September 25, 2020, other current assets include the carrying value of $2.2 million of land and building that are currently held for sale. In fiscal year 2019, management committed to a plan to sell the property. There have been no changes to this plan in the current period. Based on current estimated selling prices in the market, we have determined that no indicators of potential impairment exist.
Accrued Liabilities

Accrued Liabilities	September 25, 2020	September 27, 2019
Accrued royalties	$901	$2,957
Amounts payable to patent administration program partners	60,427	58,899
Accrued compensation and benefits	89,684	78,716
Accrued professional fees	10,344	19,216
Unpaid PP&E additions	15,102	15,332
Accrued customer refunds	10,053	24,299
Other accrued liabilities	33,463	68,725
Total	$219,974	$268,144
Other Non-Current Liabilities

Other Non-Current Liabilities	September 25, 2020	September 27, 2019
Supplemental retirement plan obligations	$4,181	$3,466
Non-current tax liabilities (1)	85,943	136,323
Other liabilities	32,030	37,673
Total	$122,154	$177,462
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

	September 25, 2020
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$856,740	$—	$—	$856,740	$856,740	$—	$—
Cash equivalents:
Commercial paper	900	—	—	900	—	900	—
Money market funds	214,111	—	—	214,111	214,111	—	—
Government bonds	125	—	—	125	125	—	—
Cash and cash equivalents	1,071,876	—	—	1,071,876	1,070,976	900	—

Short-term investments:
Certificate of deposit	2,277	1	—	2,278	—	2,278	—
U.S. agency securities	999	12	—	1,011	—	1,011	—
Government bonds	5,118	47	—	5,165	1,370	3,795	—
Commercial paper	4,727	4	—	4,731	—	4,731	—
Corporate bonds	18,754	87	(3)	18,838	—	18,838	—
Municipal debt securities	14,828	97	—	14,925	—	14,925	—
Short-term investments	46,703	248	(3)	46,948	1,370	45,578	—

Long-term investments:
U.S. agency securities	2,214	56	—	2,270	—	2,270	—
Government bonds	5,137	80	—	5,217	1,633	3,584	—
Corporate bonds	24,657	419	(7)	25,069	—	25,069	—
Municipal debt securities	15,220	203	(6)	15,417	—	15,417	—
Other long-term investments (1)	4,176	—	—	4,176	—	—	—
Long-term investments	51,404	758	(13)	52,149	1,633	46,340	—

Total cash, cash equivalents, and investments	$1,169,983	$1,006	$(16)	$1,170,973	$1,073,979	$92,818	$—

Investments held in supplemental retirement plan:
Assets	4,279	—	—	4,279	4,279	—	—
Included in prepaid expenses and other current assets & other non-current assets
Liabilities	4,279	—	—	4,279	4,279	—	—
Included in accrued liabilities & other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	—	4,267	—	4,267	—	4,267	—
Assets: included in other non-current assets	—	369	—	369	—	369	—
Liabilities: Included in other accrued expenses	—	—	(79)	(79)	—	(79)	—
(1)Other long-term investments as of September 25, 2020 is comprised of one equity method investment which is not carried at fair value of $4.2 million.

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
(1)Other long-term investments as of September 27, 2019 is comprised of one equity method investment which is not carried at fair value of $1.7 million.
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
The following table describes the valuation techniques and inputs applicable to each class of security held within our investment portfolio as of September 25, 2020:

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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than-temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position as of September 25, 2020 and September 27, 2019 (in thousands):

	September 25, 2020				September 27, 2019
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$—	$—	$—	$—	$300	$—	$—	$—
U.S. agency securities	—	—	—	—	—	—	4,787	(9)
Government bonds	—	—	—	—	1,426	—	—	—
Corporate bonds	7,076	(10)	—	—	7,647	(3)	27,078	(32)
Municipal debt securities	2,505	(6)	—	—	9,552	(13)	900	—
Total	$9,581	$(16)	$—	$—	$18,925	$(16)	$32,765	$(41)
Although we had certain securities that were in an unrealized loss position as of September 25, 2020, we expect to recover the full carrying value of these securities as we do not intend to, nor do we currently anticipate a need to sell these securities prior to recovering the associated unrealized losses. As a result, we do not consider any portion of the unrealized losses at either September 25, 2020 or September 27, 2019 to represent an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of September 25, 2020 and September 27, 2019, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	September 25, 2020		September 27, 2019
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$261,839	$262,085	$238,186	$238,354
Due in 1 to 2 years	29,328	29,814	93,948	94,899
Due in 2 to 3 years	17,900	18,159	81,793	82,957
Total	$309,067	$310,058	$413,927	$416,210

6. Property, Plant, & Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products, cost of services, R&D, S&M, and G&A expenses in our consolidated statements of operations. Depreciation expense was $61.4 million, $55.5 million, and $54.8 million in fiscal 2020, 2019, and 2018, respectively.
As of September 25, 2020 and September 27, 2019, PP&E consisted of the following (in thousands):

Property, Plant, & Equipment	September 25, 2020	September 27, 2019
Land	$41,955	$41,918
Buildings and building improvements	283,617	282,924
Leasehold improvements	83,764	66,730
Machinery and equipment	126,942	128,525
Computer equipment and software	230,800	219,455
Furniture and fixtures	31,845	34,191
Equipment provided under operating leases	199,561	161,372
Construction-in-progress	19,545	19,616
Property, plant, and equipment, gross	1,018,029	954,731
Less: accumulated depreciation	(476,066)	(417,299)
Property, plant, & equipment, net	$541,963	$537,432

7. Leases
As Lessee
As a lessee, we enter into contracts to access and utilize office space, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries. We determine if a contract contains a lease based on whether we have the right to obtain substantially all of the economic benefits from the use of an identified asset and whether we have the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which we do not own. Right of use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our Incremental Borrowing Rate, because the interest rate implicit in our leases is not readily determinable. The IBR is a hypothetical rate based on our understanding of what our credit rating would be to borrow and resulting interest we would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. Lease payments may be fixed or variable, however, only fixed payments are included in our lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.
The lease term of operating leases vary from less than a year to 12 years. We have leases that include one or more options to extend the lease term for up to 9 years as well as options to terminate the lease within one year. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

The components of lease expense were as follows (in thousands):

September 25, 2020
Lease cost
Operating lease cost	$23,570
Variable lease cost	1,175
Total lease cost	$24,745
Total rent expense incurred under operating leases, including the portion of total rent expense which is payable to our principal stockholder, was $20.6 million and $17.2 million in fiscal 2019 and 2018, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

September 25, 2020
Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$22,043
Right-of-use assets obtained in exchange for operating lease obligations	34,198

Supplemental balance sheet information related to leases was as follows:

September 25, 2020
Operating Leases
Weighted-average remaining lease term	6.5 years
Weighted-average discount rate	3.1%

The following tables presents the maturity analysis of lease liabilities (in thousands):

September 25, 2020
Operating Leases
Fiscal 2021	$18,098
Fiscal 2022	14,868
Fiscal 2023	13,299
Fiscal 2024	12,718
Fiscal 2025	8,898
Thereafter	22,484
Total undiscounted lease payments	90,365
Less: imputed interest	(9,228)
Total lease liabilities	$81,137

September 27, 2019
Operating Leases
Remainder of Fiscal 2020	$17,231
Fiscal 2021	9,329
Fiscal 2022	7,191
Fiscal 2023	6,218
Fiscal 2024	4,499
Thereafter	12,355
Total undiscounted lease payments	$56,823

As Lessor

As a lessor, we lease our Dolby Cinema product solution to exhibitors, Dolby Voice equipment to cloud conferencing service providers, and lease or sublease real estate properties. The terms of these leases vary from 4 to 10 years. Lease components consist of fixed payments and/or variable lease payments based on contracted percentages of revenue. Generally, leases do not grant any right to the lessee to purchase the underlying asset at the end of the lease term, with the exception of certain leases of Dolby Voice equipment for which the customer has the option to purchase the equipment at fair value. Dolby Cinema lease arrangements have options to extend the lease term at expiration by increments ranging from 1 to 5 years.
Assets provided under an operating lease are carried at cost within property, plant and equipment and depreciated over the useful life of these asset using the straight-line method. Fixed operating lease payments are recognized on a straight-line basis over the lease term to other income for our real estate property and to revenue for all other leases. Variable lease payments received under our Dolby Cinema operating leases are computed as shares of lessees' box office revenues and recognized to revenue in the period that box office sales occur. Lease incentive payments we make to lessees are amortized as a reduction in revenue over the lease term. For the year ended September 25, 2020, variable operating lease income was $10.4 million and fixed operating lease income was $3.7 million.
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant and equipment and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment was determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. At September 25, 2020, the unguaranteed residual value of sales-type leases was $0.7 million. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease and any variable lease payments, which is not material and not included in the net investment in the lease.
The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	September 25, 2020
	Operating Leases	Sales-Type Leases
Fiscal 2021	$3,361	$1,605
Fiscal 2022	3,393	1,605
Fiscal 2023	3,354	1,603
Fiscal 2024	1,821	796
Fiscal 2025	78	395
Thereafter	346	395
Total undiscounted cash flows	12,353	6,399
Less: present value of lease payments (recognized as lease receivables)		(4,821)
Difference		$1,578

8. Goodwill & Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 28, 2018	$327,982
Acquired goodwill	9,367
Translation adjustments	(2,520)
Balance at September 27, 2019	$334,829
Acquired goodwill	—
Translation adjustments	2,116
Balance at September 25, 2020	$336,945
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization. Intangible assets subject to amortization consisted of the following (in thousands):

	September 25, 2020			September 27, 2019
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$342,637	$(206,123)	$136,514	$338,075	$(176,867)	$161,208
Customer relationships	64,740	(49,062)	15,678	64,728	(45,510)	19,218
Other intangibles	22,969	(22,730)	239	22,902	(22,437)	465
Total	$430,346	$(277,915)	$152,431	$425,705	$(244,814)	$180,891
During fiscal 2020 and 2019, we purchased various patents and developed technology for purchase consideration of $2.9 million and $27.3 million, and upon acquisition, these intangible assets had a weighted-average useful life of 14.0 years and 7.9 years, respectively. These acquisitions facilitate our R&D efforts, technologies and potential product offerings.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D and S&M expenses in our consolidated statements of operations. Amortization expense was $29.5 million, $29.7 million, and $26.5 million in fiscal 2020, 2019 and 2018, respectively. As of September 25, 2020, expected amortization expense of our intangible assets in future periods was as follows (in thousands):

Fiscal Year	Amortization Expense
2021	$30,913
2022	28,307
2023	23,929
2024	21,899
2025	6,845
Thereafter	40,538
Total	$152,431

9. Stockholders' Equity & Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.

Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. At September 25, 2020, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. At September 25, 2020, we had 64,167,725 shares of Class A common stock and 36,128,720 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
2020 Stock Incentive Plan
Following shareholder approval in January 2005, our 2005 Stock Plan was adopted by our Board of Directors on February 16, 2005. In February 2020, our stockholders approved the name change of our 2005 Stock Plan to the 2020 Stock Plan and certain other changes described in our proxy statement for our 2020 annual meeting of stockholders. Our 2020 Stock Plan, as amended and restated, provides for the ability to grant incentive stock options, non-qualified stock options, restricted stock, RSUs, stock appreciation rights, deferred stock units, performance units, performance bonus awards, and performance shares. A total of 55.0 million shares of our Class A common stock have been authorized for issuance under the 2020 Stock Plan in total since inception of the plan. For awards granted prior to February 2011, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2020 Stock Plan, such shares will be counted as two shares for every one share returned. For those awards granted from February 2011 onward, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as 1.6 shares for every one share subject to the award, and if returned to the 2020 Stock Plan, such shares will be counted as 1.6 shares for every one share returned.
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
In valuing the PSOs, which will be recognized as compensation cost, we used a Monte Carlo valuation model. Aside from the use of an expected term for the PSOs commensurate with their shorter contractual term, the nature of the valuation inputs used in the Monte Carlo valuation model were consistent with those used to value our non-performance based options granted under the 2020 Stock Plan. Compensation cost is being amortized on a straight-line basis over the requisite service period.
On December 15, 2018, we granted PSOs to our executive officers exercisable for an aggregate of 241,100 shares at the target award amount, which would be exercisable up to an aggregate of 301,375 shares at 125% of the target award amount. On December 15, 2017, we granted PSOs to our executive officers exercisable for an aggregate of 264,000 shares at the target award amount, which would be exercisable up to an aggregate of 330,000 shares at 125% of the target award amount. On December 15, 2016, we granted PSOs to our executive officers exercisable for an aggregate of 276,199 shares at the target award amount, which would be exercisable for an aggregate of up to 345,248 shares at 125% of the target award amount. On December 15, 2015, we granted PSOs to our executive officers, which vested in December 2018 at 125% of the target award amount, for an aggregate of 334,623 shares. As of September 25, 2020, PSOs which would be exercisable for an aggregate of 726,639 shares at the target award amount (994,455 shares at 125% of the target award amount) were outstanding.
The following table summarizes information about stock options issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 27, 2019	7,201	$48.03
Grants	1,150	67.77
Exercises	(1,671)	40.16
Forfeitures and cancellations	(81)	62.20
Options outstanding at September 25, 2020	6,599	53.30	6.2	$80,636

Options vested and expected to vest at September 25, 2020	6,345	52.80	6.1	80,486

Options exercisable at September 25, 2020	4,026	$45.98	5.2	76,557
(1)Aggregate intrinsic value is based on the closing price of our Class A common stock on September 25, 2020 of $64.99 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees under our 2020 Stock Plan. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2020 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the adjusted fair market value of our Class A common stock on the date of grant, discounted to account for dividend payments forgone during the vesting period, and recognized on a straight-line basis over the requisite service period.
Performance-Based Restricted Stock Units (PSUs).    In the first quarter of fiscal 2020, we began granting PSUs to our executive officers with shares of our Class A common stock underlying such awards, which would vest for an aggregate of 62,000 shares at the target amount (124,000 shares at 200% of the target award amount). The terms of the PSU Agreement adopted in the first quarter fiscal 2020 provide for the grant of performance-based restricted stock units to our executive officers contingent on Dolby's achievement of annualized TSR targets measured against a comparator index over a three-year performance period following the date of grant. Anywhere from 0% to 200% of eligible restricted stock units may vest based on achievement of the performance conditions at the end of the three-year performance period. In valuing the PSUs which will be recognized as compensation cost, we used a Monte Carlo valuation model. Compensation cost is being amortized on a straight-line basis over the requisite service period.
The following table summarizes information about RSUs issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 27, 2019	2,805	$58.84
Granted	1,395	65.76
Vested	(1,078)	52.71
Forfeitures	(143)	61.16
Non-vested at September 25, 2020	2,979	$62.70
The fair value as of the respective vesting dates of RSUs were as follows (in thousands):

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Restricted stock units - vest date fair value	$72,426	$69,956	$64,755

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
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Expected term (in years)	4.91	4.90	5.06
Risk-free interest rate	1.6%	2.7%	2.2%
Expected stock price volatility	24.2%	22.9%	22.6%
Dividend yield	1.3%	1.1%	1.1%
The following table summarizes the weighted-average fair value (per share) of stock options granted and the total intrinsic value of stock options exercised (in thousands):

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Stock options granted - weighted-average grant date fair value	$13.76	$14.16	$13.19
Stock options exercised - intrinsic value	47,267	33,226	63,973

Stock-Based Compensation Expense
Stock-based compensation expense for equity awards granted to employees is determined by estimating their fair value on the date of grant, and recognizing that value as an expense on a straight-line basis over the requisite service period in which our employees earn the awards. Compensation expense related to these equity awards is recognized net of estimated forfeitures, which reduce the expense recorded in the consolidated statements of operations. The selection of applicable estimated forfeiture rates is based on an evaluation of trends in our historical forfeiture data with consideration for other potential driving factors. If in subsequent periods actual forfeitures significantly differ from our initial estimates, we will revise such estimates accordingly. The estimated annual forfeiture rates used for awards granted were 9.74%, 9.78% and 9.91% in fiscal 2020, 2019, and 2018, respectively.
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Stock options	$16,718	$17,742	$21,083
Restricted stock units	65,235	54,650	46,162
Employee stock purchase plan	4,675	4,188	4,004
Total stock-based compensation	86,628	76,580	71,249
Estimated benefit from income taxes	(14,090)	(12,884)	(12,595)
Total stock-based compensation, net of tax	$72,538	$63,696	$58,654

Expense - By Income Statement Classification

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Cost of products and services	$2,072	$1,710	$1,574
Research and development	25,634	23,191	19,515
Sales and marketing	31,915	28,137	24,997
General and administrative	27,007	23,542	25,163
Total stock-based compensation	86,628	76,580	71,249
Estimated benefit from income taxes	(14,090)	(12,884)	(12,595)
Total stock-based compensation, net of tax	$72,538	$63,696	$58,654
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Tax benefit - shares issued under ESPP	$409	$353	$577
Unrecognized Compensation Expense.    At September 25, 2020, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $23.8 million, which is expected to be recognized over a weighted-average period of 2.2 years. At September 25, 2020, total unrecognized compensation expense associated with RSUs expected to vest was approximately $121.8 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 25, 2020 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Total	$2,000,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of September 25, 2020, the remaining authorization to purchase additional shares is approximately $187 million.
The following table provides information regarding share repurchase activity under the program in fiscal 2020:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 27, 2019	432,042	$30,003	$69.44
Q2 - Quarter ended March 27, 2020	1,015,481	71,669	70.57
Q3 - Quarter ended June 26, 2020	474,340	27,081	57.09
Q4 - Quarter ended September 25, 2020	642,696	44,989	70.00
Total	2,564,559	$173,742
(1)Cost of share repurchases includes the price paid per share and applicable commissions.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2020:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2020
Q1 - Quarter ended December 27, 2019	January 29, 2020	February 10, 2020	February 20, 2020	$0.22	$22.2 million
Q2 - Quarter ended March 27, 2020	May 4, 2020	May 18, 2020	May 27, 2020	$0.22	$22.1 million
Q3 - Quarter ended June 26, 2020	August 3, 2020	August 17, 2020	August 26, 2020	$0.22	$22.1 million
Q4 - Quarter ended September 25, 2020	November 12, 2020	November 24, 2020	December 4, 2020	$0.22	$22.1 million	(1)
(1)The dividend payment amount is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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

Unrealized gains and losses on our cash flow hedges are reclassified from AOCI into earnings when the hedged operating expenses are recognized which is also when the gains and losses are realized.
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Year Ended				Fiscal Year Ended
	September 25, 2020				September 27, 2019
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$2,198	$—	$(22,823)	$(20,625)	$(2,948)	$—	$(12,884)	$(15,832)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	(5,393)	5,270	—	(123)	5,131	(176)	—	4,955
Foreign currency translation gains/(losses) (1)	—	—	7,420	7,420	—	—	(9,500)	(9,500)
Income tax effect - benefit/(expense)	(87)	(581)	22	(646)	37	—	(439)	(402)
Net of tax	(5,480)	4,689	7,442	6,651	5,168	(176)	(9,939)	(4,947)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (1)	4,939	(894)	—	4,045	(43)	176	—	133
Income tax effect - benefit/(expense) (2)	(839)	174	—	(665)	21	—	—	21
Net of tax	4,100	(720)	—	3,380	(22)	176	—	154
Net current-period other comprehensive income/(loss)	(1,380)	3,969	7,442	10,031	5,146	—	(9,939)	(4,793)
Ending Balance	$818	$3,969	$(15,381)	$(10,594)	$2,198	$—	$(22,823)	$(20,625)
(1)Realized gains or losses, if any, from the sale of our AFS investment securities or from foreign currency translation adjustments are included within other income/expense, net in our consolidated statements of operations. Realized gains or losses on foreign currency contracts designated as cash flow hedges are included in operating expenses on the consolidated statements of operations.
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
Potentially dilutive shares represent the hypothetical number of incremental shares issuable under the assumed exercise of outstanding stock options (both vested and unvested) and vesting of outstanding RSUs. The calculation of dilutive shares outstanding excludes securities that would have an antidilutive effect on EPS.

The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$231,363	$255,151	$41,746

Denominator:
Weighted-average shares outstanding—basic	100,564	101,629	103,377
Potential common shares from options to purchase common stock	1,400	1,922	2,370
Potential common shares from restricted stock units	941	1,021	1,231
Potential common shares from ESPP	39	—	—
Weighted-average shares outstanding—diluted	102,944	104,572	106,978

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$2.30	$2.51	$0.40
Diluted	$2.25	$2.44	$0.39

Antidilutive awards excluded from calculation:
Stock options	3,209	2,340	1,043
Restricted stock units	2	1	6
ESPP	1	—	—

12. Income Taxes

Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future liabilities. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Income Tax Provision
The following two tables present the components of our income before provision for income taxes by geographic region and the portion of our provision for income taxes classified as current and deferred (in thousands):

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
United States	$32,426	$60,500	$27,819
Foreign	207,289	221,807	168,555
Total	$239,715	$282,307	$196,374

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Current:
Federal	$(48,517)	$14,144	$40,624
State	735	394	333
Foreign	61,153	64,335	59,383
Total current	13,371	78,873	100,340

Deferred:
Federal	(4,674)	(55,793)	43,377
State	(111)	1,007	17,484
Foreign	(490)	2,715	(7,132)
Total deferred	(5,275)	(52,071)	53,729
Provision for income taxes	$8,096	$26,802	$154,069

Repatriation of Undistributed Foreign Earnings

    As a result of the Tax Act, foreign accumulated earnings that were subject to the mandatory Transition Tax as of December 31, 2017, can be repatriated to the U.S. without incurring further U.S. federal tax. The Tax Act moves towards a modified territorial tax system through the provision of a 100% dividend received deduction for the foreign-source portions of dividends received from controlled foreign subsidiaries. As a result, we have reevaluated our historical assertion and determined that we no longer consider a vast majority of these earnings to be indefinitely reinvested. During the fiscal year, we repatriated $300 million of foreign subsidiary earnings which were exempt from foreign withholding tax. As of September 25, 2020, the total undistributed earnings of our foreign subsidiaries were approximately $244 million. The unrecognized deferred tax liability on the portion of the undistributed earnings considered indefinitely reinvested is not material.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences were as follows (in thousands):

	Fiscal Year Ended
	September 25, 2020	September 27, 2019
Deferred income tax assets:
Investments	$1,899	$2,099
Inventories	6,863	4,041
Net operating loss	3,450	2,050
Accrued expenses	13,839	13,917
Stock-based compensation	17,397	17,189
Revenue recognition	4,374	4,410
Depreciation and amortization	45,572	19,988
Lease liability	17,655	—
Research and development credits	31,795	28,777
Foreign tax credits	12,161	10,777
Deemed repatriated earnings tax benefit	9,788	33,357
Other	4,765	4,705
Total gross deferred income tax assets	169,558	141,310
Less: valuation allowance	(30,416)	(24,884)
Total deferred income tax assets	139,142	116,426

Deferred income tax liabilities:
Right of use asset	(17,360)	—
Intangibles	(2,901)	(2,351)
Deferred income tax assets, net	$118,881	$114,075
Net Operating Losses ("NOL") and Tax Credit Carryforwards
At September 25, 2020, the NOL carryforwards for U.S. federal and California were $4.5 million and $9.0 million, respectively, and will start to expire in fiscal 2034 and 2029, respectively. Additionally, we had foreign NOL carryforwards of $9.8 million as of September 25, 2020, an amount which is not subject to expiration. At September 25, 2020, we had foreign tax credit and federal R&D tax credit carryforwards of $8.5 million and $6.9 million, respectively, which will start to expire in fiscal 2029 and fiscal 2039. We had California R&D tax credits of $34.7 million, which will carry forward indefinitely, and foreign R&D tax credits of $2.6 million, which will start to expire in fiscal 2021 and fiscal 2029.
Valuation Allowance
As of September 25, 2020, a $25.8 million valuation allowance was recorded against California deferred tax assets and a $4.6 million valuation allowance was recorded against foreign deferred tax assets for which ultimate realization of its future benefits is uncertain.

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

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Federal statutory rate	21.0%	21.0%	24.6%
State income taxes, net of federal effect	0.2	0.2	0.7
Stock-based compensation	(2.7)	(1.9)	(5.2)
Research and development tax credits	(3.0)	(4.7)	(4.0)
Foreign-derived intangible income deduction	(2.2)	(0.7)	—
U.S. tax on foreign entities	3.1	0.6	—
Foreign rate differential	(1.8)	(4.4)	(9.4)
Increase (decrease) unrecognized tax benefit	(12.9)	3.4	3.7
Tax Act	—	(7.6)	53.3
Change in Valuation Allowance	—	1.5	8.3
Other	1.7	2.1	6.5
Effective tax rate	3.4%	9.5%	78.5%
Our effective tax rate was 3.4% in fiscal 2020, compared with our federal statutory rate of 21.0%, and with our effective tax rate in fiscal 2019 of 9.5%. The decrease in our effective tax rate is primarily related to a benefit in fiscal 2020 from reversals of unrecognized tax benefits.

Our effective tax rate was 78.5% in fiscal 2018 and was 9.5% in fiscal 2019. The effective tax rate in fiscal 2018 reflects the impact from the Tax Act, most notably the remeasurement of net deferred tax assets and the Transition Tax on the accumulated earnings of our foreign subsidiaries, and the establishment of a valuation allowance against California tax credits in fiscal 2018. In addition, our federal statutory tax rate decreased from a blended rate of 24.6% in fiscal 2018 to 21% in fiscal 2019.
Uncertain Tax Positions
As of September 25, 2020, the total amount of gross unrecognized tax benefits was $60.7 million, of which $42.0 million, if recognized, would reduce our effective tax rate. Our liability decreased from fiscal 2019 primarily due to lapse in the statute of limitations in fiscal 2020. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets. Over the next twelve months, we estimate that this amount could be reduced by $24.0 million as a result of the expiration of certain statute of limitations. Aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Beginning Balance	$108,539	$102,009	$98,665
Gross increases - tax positions taken during prior years	5,504	115	—
Gross decreases - tax positions taken during prior years	—	—	(2,209)
Gross increases - tax positions taken during current year	7,509	6,822	9,580
Gross decreases - settlements with tax authorities during current year	(37)	—	(130)
Lapse of statute of limitations	(60,824)	(407)	(3,897)
Ending Balance	$60,691	$108,539	$102,009

Classification of Interest and Penalties
We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision. In fiscal year 2020, our current tax provision was decreased by interest expense of $6.3 million, while in fiscal year 2019, our current tax provision was increased by interest expense of $3.5 million. Accrued interest and penalties are included within the related tax liability line item in our consolidated balance sheets. Our accrued interest and penalties on unrecognized tax benefits as of September 25, 2020 and September 27, 2019 were as follows (in thousands):

	Fiscal Year Ended
	September 25, 2020	September 27, 2019
Accrued interest	$4,017	$10,315
Accrued penalties	45	44
Total	$4,062	$10,359
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. We file income tax returns in the U.S. federal, states, and foreign jurisdictions. The material income tax jurisdictions are the U.S. federal, California, New York, and the Netherlands.

    We are currently under audit by the State of Oregon for fiscal years 2016 through 2018 and Spain for fiscal years 2014 and 2015. The statute remains open for fiscal years subsequent to 2014 for U.S. federal, and 2014 and onward for state and foreign purposes. Therefore, these periods may be subject to examination by the tax authorities.
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

13. Restructuring
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
    As a result of these events, we recorded a total of $36.6 million in restructuring costs in fiscal 2019 and they are reflected as such in the accompanying consolidated statement of operations. The table presented below summarizes changes in restructuring accruals under these plans (in thousands):

	Severance	Leased facility exit costs	Fixed assets write-off	Other associated costs	Total
Balance at September 27, 2019	$128	$15,723	$—	$—	$15,851
Restructuring charges	—	1,821	—	—	1,821
Cash payments	(75)	(22,119)	—	—	(22,194)
Non-cash and other adjustments	(53)	4,575	—	—	4,522
Balance at September 25, 2020	$—	$—	$—	$—	$—

Accruals for restructuring charges incurred for the restructuring plans described above are included within accrued liabilities in our consolidated balance sheets while restructuring charges are included within restructuring charges in our consolidated statements of operations.

14. Commitments & Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of September 25, 2020 (in thousands):

	Payments Due By Fiscal Period
	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Naming rights	$7,915	$8,015	$8,116	$8,219	$8,322	$61,277	$101,864
Purchase obligations	17,305	2,991	139	—	—	—	20,435
Donation commitments	4,803	155	155	155	155	1,002	6,425
Total	$30,023	$11,161	$8,410	$8,374	$8,477	$62,279	$128,724

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

Revenue Category	Basis For Determining Geographic Location
Licensing	Region in which our licensees’ headquarters are located
Products	Destination to which our products are shipped
Services	Location in which the relevant services are performed
The following tables present selected information regarding total revenue by geographic location (amounts presented in thousands).
Revenue Composition - United States & International

	Fiscal Year Ended
Location	September 25, 2020	September 27, 2019	September 28, 2018
United States	$460,972	$449,203	$353,235
International	700,820	792,417	701,365
Total revenue	$1,161,792	$1,241,620	$1,054,600
Revenue Concentration - Significant Individual Geographic Regions

	Fiscal Year Ended
Location	September 25, 2020	September 27, 2019	September 28, 2018
United States	40%	36%	33%
South Korea	12%	12%	17%
China	20%	20%	15%
Japan	9%	11%	13%
Europe	10%	12%	12%
Taiwan	2%	4%	3%
Other	7%	5%	7%
Total	100%	100%	100%
Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows (in thousands):

Location	September 25, 2020	September 27, 2019
United States	$453,889	$460,370
International	88,074	77,062
Total long-lived tangible assets, net of accumulated depreciation	$541,963	$537,432

16. Legal Matters
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

17. Related Parties
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
Our interests in these consolidated affiliated entities and the location of the property leased to Dolby Laboratories as of September 25, 2020 were as follows:

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

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Related party rent expense and restructuring charges included in operating expenses	$126	$16,360	$3,483
Distributions.     Distributions made by the jointly-owned real estate entities to our principal stockholder were as follows (in thousands):

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Distributions to principal stockholder	$(283)	$(1,015)	$(1,022)

18. Retirement Plans
We maintain a tax-qualified Section 401(k) retirement plan for employees in the United States and similar plans in foreign jurisdictions. Under the plan, employees are eligible to receive matching contributions and profit-sharing contributions. We also maintain a SERP, a non-qualified, employer-funded defined contribution retirement plan which was terminated in fiscal 2005.
Retirement plan expenses, which are included in cost of products, cost of services, R&D, S&M, and G&A expense in our consolidated statements of operations, were as follows (in thousands):

	Fiscal Year Ended
	September 25, 2020	September 27, 2019	September 28, 2018
Retirement plan expenses	$25,257	$23,375	$23,439

19. Selected Quarterly Financial Data
The following table presents selected unaudited quarterly financial information from fiscal 2020 and 2019 (in thousands, except per share amounts):

	Fiscal Year 2020				Fiscal Year 2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue:
Licensing	$257,683	$328,865	$235,125	$256,904	$260,279	$310,308	$271,897	$264,796
Products and services	34,194	22,950	11,784	14,287	42,097	27,950	30,262	34,031
Total revenue	291,877	351,815	246,909	271,191	302,376	338,258	302,159	298,827
Cost of revenue	37,315	36,830	29,888	42,465	38,629	36,575	39,690	45,960
Gross margin	254,562	314,985	217,021	228,726	263,747	301,683	262,469	252,867
Income/(loss) before taxes and controlling interest	54,454	110,779	39,990	34,492	74,254	110,002	41,800	56,251
Net income/(loss) attributable to Dolby Laboratories	$48,753	$88,496	$67,285	$26,829	$98,219	$73,440	$39,574	$43,918

Earnings per share:
Basic	$0.49	$0.88	$0.67	$0.27	$0.96	$0.72	$0.39	$0.44
Diluted	$0.47	$0.86	$0.66	$0.26	$0.93	$0.70	$0.38	$0.43
Weighted-average shares outstanding:
Basic	100,336	100,854	100,593	100,473	102,677	102,141	101,218	100,481
Diluted	103,078	102,773	102,075	102,722	106,130	104,587	103,717	102,945

20. Subsequent Events
Fiscal 2021 Restructuring Program.    Subsequent to the fiscal year ended September 25, 2020, we approved a plan to reduce certain activities, such as winding down our conferencing hardware business, in order to reallocate those resources towards higher priority investment areas and growth opportunities for the future of our business. As a result, we expect to record approximately $10 million in restructuring costs that will be reflected in the fiscal 2021 financial statements, representing severance and other related benefits offered to approximately 100 employees that were impacted by this action.

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 25, 2020 using the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 25, 2020. Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
The Company adopted ASC 824, “Leases” beginning September 28, 2019. As a result of this adoption, we implemented new processes and internal controls over financial reporting during the fiscal year ended September 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company's internal business operations, including financial reporting systems and internal control over financial reporting, have not been materially impacted by COVID-19.

There were no other changes in our internal control over financial reporting during the fiscal quarter ended September 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, compliance with Section 16 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), our code of business conduct and ethics, our Compensation Committee, Nominating and Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Delinquent Section 16(a) Reports” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2021 (“2021 Proxy Statement”).
Executive Officers of the Registrant
Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of October 23, 2020 are set forth below:

Executive Officers	Age	Position(s)
Kevin Yeaman	54	President and Chief Executive Officer
Lewis Chew	57	Executive Vice President and Chief Financial Officer
Andy Sherman	53	Executive Vice President, General Counsel and Corporate Secretary
Giles Baker	44	Senior Vice President, Consumer Entertainment
Steven Forshay	66	Senior Vice President, Advanced Technology Group
Todd Pendleton	48	Senior Vice President, and Chief Marketing Officer
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

Lewis Chew joined us as Executive Vice President and Chief Financial Officer in June 2012. Mr. Chew leads the worldwide finance organization and is responsible for the financial and infrastructure support for our business, which includes all finance functions, information technology, real estate and facilities, manufacturing, supply chain, and investor relations. Mr. Chew comes to us with decades of financial and strategic business management experience. Mr. Chew is the former Senior Vice President of Finance and Chief Financial Officer of National Semiconductor Corporation, a manufacturer of electronic components, where he was responsible for all finance functions as well as information systems and investor relations. Prior to joining National Semiconductor, Mr. Chew was a partner at KPMG LLP, an accounting firm, serving numerous technology and financial institution clients. Mr. Chew serves as a member of the Board of Directors of Cadence Design Systems, a provider of software, hardware, and system design tools to enable the design and development of electronic products. Mr. Chew holds a B.S. degree in accounting from Santa Clara University.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information in the 2021 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors,” “Executive Compensation Tables and Related Matters,” “Compensation of Directors”, and “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2021 Proxy Statement under the headings “Executive Compensation Tables and Related Matters—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2021 Proxy Statement under the headings “Certain Relationships and Related Transactions" and “Corporate Governance Matters.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information in the 2021 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules: Financial statement schedules have been omitted as the information required is inapplicable or the information is presented in the consolidated financial statements and related notes
3.Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date
2.1*
Asset Contribution Agreement dated November 19, 2004, by and between the Registrant, Dolby Laboratories Licensing Corporation, Ray Dolby individually, Ray Dolby as Trustee for the Ray Dolby Trust under the Dolby Family Trust instrument dated May 7, 1999, and Ray and Dagmar Dolby Investments L.P.
		Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005
3.2	Form of Amended and Restated Bylaws	Quarterly Report on Form 10-Q	April 30, 2009
4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006
4.3	Description of Capital Stock	Annual Report on Form 10-K	November 25, 2019
10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors & Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.2*	2000 Stock Incentive Plan, as amended and restated	Quarterly Report on Form 10-Q	February 6, 2013
10.3*	2020 Stock Plan, as amended and restated on February 4, 2020 (“2020 Stock Plan")	Current Report on Form 8-K	February 7, 2020
10.4*	Employee Stock Purchase Plan (“ESPP”), as amended and restated on September 19, 2017	Annual Report on Form 10-K	November 16, 2017
10.5*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.6*	Form of Global Stock Option Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.7*	Form of Executive Global Stock Option Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.8*	Form of Global Restricted Stock Unit Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.9*	Form of Executive Global Restricted Stock Unit Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.10*	Form of Subscription Agreement under the ESPP - U.S. Employees	Annual Report on Form 10-K	November 19, 2009
10.11*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees	Quarterly Report on Form 10-Q	August 8, 2012
10.12*	Form of Executive Performance-Based Stock Option Agreement	Current Report on Form 8-K	December 11, 2015
10.13*	Form of Executive Performance-Based Restricted Stock Units	Quarterly Report on Form 10-Q	January 29, 2020
10.14*	2020 Dolby Executive Bonus Plan	Current Report on Form 8-K	November 18, 2019
10.15*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc. & Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009
10.16*	Amendment, dated as of December 19, 2012, to Employment Agreement dated as of February 24, 2009, by and between Dolby Laboratories, Inc. and Kevin Yeaman	Quarterly Report on Form 10-Q	February 6, 2013
10.17*	Offer Letter by and between Andy Sherman & Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011
10.18*	Offer Letter dated March 22, 2012 by and between Lewis Chew and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 8, 2012
10.19*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.20*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006
10.21*	Second Amendment to 100 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.22*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.23*	First Amendment to 130 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.24*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.25*	First Amendment to 140 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.26*	Waiver and Extension Relating to Potrero Avenue Leases dated as of September 29, 2013, by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Annual Report on Form 10-K	November 15, 2013
10.27*	Agreement of Sale and Purchase by and between DWF III 1275 Market, LLC and Dolby Laboratories, Inc. dated June 8, 2012	Quarterly Report on Form 10-Q	August 8, 2012
10.28*	Offer Letter dated June 26, 2018 by and between Todd Pendleton and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	August 1, 2018
21.1+	List of significant subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)
31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
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
Date: November 16, 2020

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

SIGNATURE	TITLE	DATE
/S/ PETER GOTCHER	Chairman of the Board of Directors	November 16, 2020
Peter Gotcher

/S/ KEVIN J. YEAMAN	President, Chief Executive Officer and Director (Principal Executive Officer)	November 16, 2020
Kevin J. Yeaman

/S/ LEWIS CHEW	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 16, 2020
Lewis Chew

/S/ RYAN NICHOLSON	Vice President, Corporate Controller (Principal Accounting Officer)	November 16, 2020
Ryan Nicholson

/S/ MICHELINE CHAU	Director	November 16, 2020
Micheline Chau

/S/ DAVID DOLBY	Director	November 16, 2020
David Dolby

/S/ N. W. JASPER, JR.	Director	November 16, 2020
N. W. Jasper, Jr.

/S/ SIMON SEGARS	Director	November 16, 2020
Simon Segars

/S/ ROGER SIBONI	Director	November 16, 2020
Roger Siboni

/S/ ANJALI SUD	Director	November 16, 2020
Anjali Sud

/S/ AVADIS TEVANIAN, JR.	Director	November 16, 2020
Avadis Tevanian, Jr.