Form 10-Q
period 2020-12-25
Dolby Laboratories, Inc.
filed 2021-01-29
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 25, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On January 22, 2021, the registrant had 65,485,684 shares of Class A common stock, par value $0.001 per share, and 36,127,279 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended December 25, 2020

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AFS	Available-For-Sale (Securities)
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
ATSC	Advanced Television Systems Committee
AVC	Advanced Video Coding
AVR	Audio/Video Receiver
CE	Consumer Electronics
CES	Consumer Electronics Show
CODM	Chief Operating Decision Maker
COGS	Cost Of Goods Sold
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVB	Digital Video Broadcasting
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General and Administrative
HD	High Definition
HDR	High-Dynamic Range
HDTV	High Definition Television
HE-AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
HTIB	Home Theater In-A-Box
IC	Integrated Circuit
IBR	Incremental Borrowing Rate
IP	Intellectual Property
IT	Information Technology
LP	Limited Partner/Partnership
NOL	Net Operating Loss
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant, and Equipment
PSO	Performance-Based Stock Option
PSU	Performance-Based Restricted Stock Unit
R&D	Research and Development
ROU	Right-Of-Use
RSU	Restricted Stock Unit
S&M	Sales and Marketing
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
STB	Set-Top Box
TSR	Total Stockholder Return
UHD	Ultra High Definition
U.S. GAAP	Generally Accepted Accounting Principles In The United States

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 25, 2020	September 25, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,110,024	$1,071,876
Restricted cash	9,401	8,103
Short-term investments	52,261	46,948
Accounts receivable, net of allowance for credit losses of $12,624 and $15,908	293,948	180,340
Contract assets, net of allowance for credit losses of $215 and $0	187,539	161,357
Inventories, net	20,108	25,550
Prepaid expenses and other current assets	51,390	53,022
Total current assets	1,724,671	1,547,196
Long-term investments	49,337	52,149
Property, plant, and equipment, net	543,550	541,963
Operating lease right-of-use assets	75,460	76,515
Intangible assets, net	144,688	152,431
Goodwill	338,713	336,945
Deferred taxes	133,610	118,881
Other non-current assets	86,825	91,245
Total assets	$3,096,854	$2,917,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,631	$12,617
Accrued liabilities	250,253	219,974
Income taxes payable	15,516	3,260
Contract liabilities	21,202	15,436
Operating lease liabilities	15,817	15,822
Total current liabilities	316,419	267,109
Non-current contract liabilities	23,766	24,342
Non-current operating lease liabilities	64,256	65,315
Other non-current liabilities	121,196	122,154
Total liabilities	525,637	478,920

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 65,463,823 shares issued and outstanding at December 25, 2020 and 64,167,725 at September 25, 2020	59	58
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,127,720 shares issued and outstanding at December 25, 2020 and 36,128,720 at September 25, 2020	41	41
Retained earnings	2,565,670	2,443,138
Accumulated other comprehensive (loss)	(608)	(10,594)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,565,162	2,432,643
Controlling interest	6,055	5,762
Total stockholders’ equity	2,571,217	2,438,405
Total liabilities and stockholders’ equity	$3,096,854	$2,917,325
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended
	December 25, 2020	December 27, 2019
Revenue:
Licensing	$373,005	$257,683
Products and services	16,869	34,194
Total revenue	389,874	291,877

Cost of revenue:
Cost of licensing	12,946	12,342
Cost of products and services	22,358	24,973
Total cost of revenue	35,304	37,315

Gross margin	354,570	254,562

Operating expenses:
Research and development	63,772	57,650
Sales and marketing	75,445	95,118
General and administrative	54,454	52,529
Gain on sale of assets	(13,871)	—
Restructuring charges	10,023	675
Total operating expenses	189,823	205,972

Operating income	164,747	48,590

Other income/expense:
Interest income	974	4,932
Interest expense	(85)	(72)
Other income, net	1,326	1,004
Total other income	2,215	5,864

Income before income taxes	166,962	54,454
Provision for income taxes	(24,272)	(5,863)
Net income including controlling interest	142,690	48,591
Less: net (income)/loss attributable to controlling interest	(7,492)	162
Net income attributable to Dolby Laboratories, Inc.	$135,198	$48,753

Net income per share:
Basic	$1.34	$0.49
Diluted	$1.30	$0.47
Weighted-average shares outstanding:
Basic	100,716	100,336
Diluted	103,876	103,078

Related party rent expense:
Included in operating expenses	$16	$70
Included in net income attributable to controlling interest	$119	$(106)

Cash dividend declared per common share	$0.22	$0.22
Cash dividend paid per common share	$0.22	$0.22
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 25, 2020	December 27, 2019
Net income including controlling interest	$142,690	$48,591
Other comprehensive income:
Currency translation adjustments, net of tax of ($472) and $40	8,168	3,620
Unrealized loss on investments, net of tax of $2 and ($261)	(165)	(1,162)
Unrealized gain on cash flow hedges, net of tax of ($290) and ($37)	2,146	284
Total other comprehensive income, net of tax	10,149	2,742

Total comprehensive income	152,839	51,333
Less: comprehensive income attributable to controlling interest	(7,655)	(15)
Comprehensive income attributable to Dolby Laboratories, Inc.	$145,184	$51,318
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at September 25, 2020	$99	$—	$2,443,138	$(10,594)	$2,432,643	$5,762	$2,438,405
Net income	—	—	135,198	—	135,198	7,492	142,690
Other comprehensive income, net of tax	—	—	—	9,986	9,986	163	10,149
Distributions to controlling interest	—	—	—	—	—	(7,362)	(7,362)
Stock-based compensation expense	—	26,313	—	—	26,313	—	26,313
Repurchase of common stock	—	(49,550)	9,565	—	(39,985)	—	(39,985)
Cash dividends declared and paid on common stock	—	—	(22,231)	—	(22,231)	—	(22,231)
Common stock issued under employee stock plans	2	51,321	—	—	51,323	—	51,323
Tax withholdings on vesting of restricted stock	(1)	(28,084)	—	—	(28,085)	—	(28,085)
Balance at December 25, 2020	$100	$—	$2,565,670	$(608)	$2,565,162	$6,055	$2,571,217

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at September 27, 2019	$99	$—	$2,327,877	$(20,625)	$2,307,351	$5,679	$2,313,030
Net income	—	—	48,753	—	48,753	(162)	48,591
Other comprehensive income, net of tax	—	—	—	2,565	2,565	177	2,742
Distributions to controlling interest	—	—	—	—	—	(283)	(283)
Stock-based compensation expense	—	22,614	—	—	22,614	—	22,614
Repurchase of common stock	—	(26,705)	(3,298)	—	(30,003)	—	(30,003)
Cash dividends declared and paid on common stock	—	—	(22,081)	—	(22,081)	—	(22,081)
Common stock issued under employee stock plans	—	24,373	—	—	24,373	—	24,373
Tax withholdings on vesting of restricted stock	—	(20,282)	—	—	(20,282)	—	(20,282)
Balance at December 27, 2019	$99	$—	$2,351,251	$(18,060)	$2,333,290	$5,411	$2,338,701

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 25, 2020	December 27, 2019
Operating activities:
Net income including controlling interest	$142,690	$48,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,168	20,239
Stock-based compensation	26,313	22,614
Amortization of premium on investments	329	160
Provision/(benefit) for credit losses	(1,367)	575
Deferred income taxes	(15,439)	(9,174)
Gain on sale of assets	(13,871)	—
Restructuring charges	8,125	486
Other non-cash items affecting net income	1,276	(10)
Changes in operating assets and liabilities:
Accounts receivable, net	(111,902)	(2,331)
Contract assets	(26,384)	(9,310)
Inventories	4,424	767
Operating lease right-of-use assets	3,350	(8,644)
Prepaid expenses and other assets	6,397	(13,245)
Accounts payable and accrued liabilities	22,272	(30,785)
Income taxes, net	13,984	945
Contract liabilities	5,153	(724)
Operating lease liabilities	(3,481)	8,664
Other non-current liabilities	(1,877)	2,341
Net cash provided by operating activities	82,160	31,159

Investing activities:
Purchases of investment securities	(13,726)	(129,325)
Proceeds from sales of investment securities	1,854	97,717
Proceeds from maturities of investment securities	9,535	17,876
Purchases of property, plant, and equipment	(15,527)	(23,385)
Proceeds from sale of assets	16,365	—
Purchase of intangible assets	—	(290)
Net cash used in investing activities	(1,499)	(37,407)

Financing activities:
Proceeds from issuance of common stock	51,323	24,373
Repurchase of common stock	(39,985)	(30,003)
Payment of cash dividend	(22,231)	(22,081)
Distribution to controlling interest	(7,362)	(283)
Shares repurchased for tax withholdings on vesting of restricted stock	(28,085)	(20,282)
Net cash used in financing activities	(46,340)	(48,276)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	5,125	2,086
Net increase/(decrease) in cash, cash equivalents, and restricted cash	39,446	(52,438)
Cash, cash equivalents, and restricted cash at beginning of period	1,079,979	805,593
Cash, cash equivalents, and restricted cash at end of period	$1,119,425	$753,155

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$14,952	$17,999

Non-cash investing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$(1,446)	$(582)
Purchase consideration payable for intangibles	$—	$2,610
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with U.S. GAAP, and with SEC rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with U.S. GAAP to be condensed or omitted. In our opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 25, 2020 and include all adjustments necessary for fair presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 25, 2020, which are included in our Annual Report on Form 10-K filed with the SEC.
The results for the fiscal quarter ended December 25, 2020 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 24, 2021.
Principles of Consolidation
The unaudited interim condensed consolidated financial statements include the accounts of Dolby Laboratories, Inc. and our wholly owned subsidiaries. In addition, we have consolidated the financial results of jointly owned affiliated companies in which our principal stockholder has a controlling interest. We report these controlling interests as a separate line in our condensed consolidated statements of operations as net income attributable to controlling interest and in our condensed consolidated balance sheets as a controlling interest. We eliminate all intercompany accounts and transactions upon consolidation.
Operating Segments
Since we operate as a single reportable segment, all required financial segment information is included in our unaudited interim condensed consolidated financial statements. This reflects the fact that our CODM, our Chief Executive Officer, evaluates our financial information and resources, and assesses the performance of these resources on a consolidated basis.
Use of Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in our unaudited interim condensed consolidated financial statements and accompanying notes.
Significant items subject to such estimates and assumptions include estimated shipments by our licensees for which we are owed a sales–based royalty. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Our estimates of royalty-based revenue also take into consideration the macroeconomic effect of global events, such as the coronavirus pandemic ("COVID-19") or other natural disasters which may impact our licensees' supply chain activities as well as demand for shipments.
Additional significant items subject to such estimates and assumptions include ESPs for performance obligations within revenue arrangements; valuation allowances for accounts receivable; carrying values of inventories and certain property, plant, and equipment, goodwill and intangible assets; fair values of investments; accrued liabilities including liabilities for unrecognized tax benefits, deferred income tax assets and liabilities, and stock-based compensation. Actual results could differ from our estimates.
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended December 25, 2020 and December 27, 2019. Our fiscal year ending

September 24, 2021 (fiscal 2021) and our fiscal year ended September 25, 2020 (fiscal 2020) both consist of 52 weeks.

2. Summary of Significant Accounting Policies
Recently Issued Accounting Standards
Adopted Standards
Collaborative Arrangements. In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. We adopted this standard in the first quarter of fiscal 2021 and it did not have a material impact on our condensed consolidated financial statements.
Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments, including trade receivables, contract assets, and lease receivables. The standard provides guidance regarding methodologies and disclosures for expected credit losses on financial instruments, resulting in immediate recognition of estimated credit losses over the remaining life of financial assets at initiation or purchase date. We adopted this standard in the first quarter of fiscal 2021, using the modified retrospective method. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
Standards Not Yet Adopted
Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. This standard will be effective for Dolby beginning September 25, 2021. We are currently evaluating the impact of the standard on our condensed consolidated financial statements.

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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the first quarter of fiscal 2021, we recorded a favorable adjustment of approximately $21 million, which was primarily related to July through September shipments and largely based on actual royalty statements received from licensees.
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

Recoveries.  Through compliance efforts, we identify misreported licensed activity related to non-current periods. We may record a favorable or unfavorable revenue adjustment in connection with the findings from these compliance efforts generally upon resolution with the licensee through agreement of the findings, or upon receipt of the licensee’s correction statement. Revenues from these arrangements are included as a component of licensing revenue.
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
In general, we classify legal costs associated with activities aimed at identifying potential unauthorized uses of our technologies, auditing existing licensees, and on occasion, pursuing litigation as S&M in our condensed consolidated statements of operations.
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
Collaborative Arrangements.   We collaborate with established cinema exhibitors to offer Dolby Cinema, a branded premium cinema offering for movie audiences. Under such collaborations, Dolby and the exhibitor are both active participants, and share the risks and rewards associated with the business. Accordingly, these collaborations are governed by revenue sharing arrangements under which Dolby receives revenue based on box office receipts, reported to Dolby by exhibitor partners on a monthly or quarterly basis, our proprietary designs and trademarks as well as for the use of our equipment at the exhibitor's venue. The use of our product solution meets the definition of a lease, and for the related portion of Dolby's share of revenue, we apply ASC 842, Leases, and recognize revenue based on monthly box office reports from exhibitors. Our revenue share is recognized as licensing revenue in our condensed consolidated statements of operations.
In addition, we also enter into hybrid agreements where a portion of our revenue share involves guaranteed payments, which in some cases result in classifying the arrangement as a sales-type lease. In such arrangements, we consider control to transfer at the point in time to which we have installed and tested the equipment, at which point we record such guaranteed payments as product revenue.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. On December 25, 2020, we had $43.1 million of remaining performance obligations, 38% of which we expect to recognize as revenue in fiscal 2021, 24% in fiscal 2022, and the balance of 38% in fiscal years beyond 2022.
F. Disaggregation of revenue

The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Quarter Ended
Revenue	December 25, 2020		December 27, 2019
Licensing	$373,005	96%	$257,683	88%
Products and services	16,869	4%	34,194	12%
Total revenue	$389,874	100%	$291,877	100%
The following table presents the composition of our licensing revenue for all periods presented:

	Fiscal Quarter Ended
Market	December 25, 2020		December 27, 2019
Broadcast	$139,300	37%	$102,133	40%
Mobile	105,623	28%	34,481	13%
CE	51,921	14%	48,845	19%
PC	32,735	9%	31,843	12%
Other	43,426	12%	40,381	16%
Total licensing revenue	$373,005	100%	$257,683	100%
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

	Fiscal Quarter Ended
Revenue By Geographic Location	December 25, 2020		December 27, 2019
United States	$101,074	26%	$107,627	37%
International	288,800	74%	184,250	63%
Total revenue	$389,874	100%	$291,877	100%
G. Contract balances
Our contract assets represent rights to consideration from licensees for the use of our IP that we have estimated in a given period in the absence of receiving actual royalty statements from licensees. These estimates reflect our best judgment at that time, and are developed using a number of inputs, including historical data, industry estimates of expected shipments, anticipated sales price and performance, and third-party data supporting the percentage of markets using our technologies. In the event that our estimates differ from actual amounts reported, we record an adjustment in the quarter in which the royalty statement is received which is typically the quarter following our estimate. Actual amounts reported are typically paid within 60 days following the end of the quarter of shipment. The main drivers for change in the contract assets account are variances in quarterly estimates, and to a lesser degree, timing of receipt of actual royalty statements.
Our contract liabilities consist of advance payments and billings in advance of performance, deferred revenue that is typically satisfied within one year, and deferred interest where we have significant financing. The non-current portion of contract liabilities is separately disclosed in our condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In the first quarter of fiscal 2021, we recognized $4.5 million from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented:

	December 25, 2020	September 25, 2020	Change ($)	Change (%)
Accounts receivable, net	$293,948	$180,340	$113,608	63%
Contract assets, net	187,539	161,357	26,182	16%
Contract liabilities - current	21,202	15,436	5,766	37%
Contract liabilities - non-current	23,766	24,342	(576)	(2)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our condensed consolidated balance sheets as of December 25, 2020 and September 25, 2020 (amounts displayed in thousands, except as otherwise noted).
Accounts Receivable and Contract Assets

	December 25, 2020	September 25, 2020
Trade accounts receivable	$172,952	$147,618
Accounts receivable from patent administration program licensees	133,620	48,630
Contract assets	187,754	161,357
Accounts receivable, gross and contract assets, gross	494,326	357,605
Less: allowance for credit losses	(12,839)	(15,908)
Total	$481,487	$341,697
Accounts receivable, gross includes unbilled accounts receivable balances of $126.8 million and $62.1 million as of December 25, 2020 and September 25, 2020, respectively, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to their patent administration programs.
We maintain a provision for estimated credit losses on receivables resulting from our customers' inability to make required payments. In determining the provision, we pool receivables with similar risk characteristics to evaluate the collectability of our accounts receivable. Risk characteristics considered in creating these risk pools include assessing historical or expected loss patterns, credit ratings, current economic conditions that could impact collectability of cash flows (such as the macroeconomic effects of COVID-19), and structure of customer agreements. In cases where circumstances have changed such that specific customers no longer share similar risk characteristics, customers are excluded from their current pool and their risk profiles are evaluated separately. We recognize allowances for credit losses based on our actual historical loss information, the current business environment, and reasonable and supportable forecasts. Actual future losses from uncollectible accounts may differ from our estimates.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to G&A	Deductions	Ending Balance
For fiscal year ended:
September 25, 2020	$9,775	$7,689	$(1,556)	$15,908
December 25, 2020	15,908	(1,367)	(1,702)	12,839
Inventories

	December 25, 2020	September 25, 2020
Raw materials	$4,691	$3,770
Work in process	8,789	9,214
Finished goods	6,628	12,566
Total	$20,108	$25,550
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our condensed consolidated balance sheets. We have included $1.6 million and $2.6 million of raw materials inventory within other non-current assets in our balance sheets as of December 25, 2020 and September 25, 2020, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

	December 25, 2020	September 25, 2020
Prepaid expenses	$18,716	$17,884
Other current assets	32,674	35,138
Total	$51,390	$53,022

In fiscal year 2019, management committed to a plan to sell a property, which included land and a building. This property was previously classified as held for sale and was included in other current assets on the condensed consolidated balance sheets, with a carrying value of $2.2 million as of September 25, 2020. During the first quarter of fiscal 2021, we finalized the sale on this property, and as a result, we recognized a gain of $13.9 million, which was recorded to gain on sale of assets on the condensed consolidated statements of operations. The property was 51% owned by our controlling interest, therefore 51% of the gain recognized in gain on sale of assets has been attributed to our controlling interest.
Accrued Liabilities

	December 25, 2020	September 25, 2020
Accrued royalties	$1,124	$901
Amounts payable to patent administration program partners	97,985	60,427
Accrued compensation and benefits	86,219	89,684
Accrued professional fees	12,182	10,344
Unpaid PP&E additions	14,893	15,102
Accrued customer refunds	5,458	10,053
Other accrued liabilities	32,392	33,463
Total	$250,253	$219,974
Other Non-Current Liabilities

	December 25, 2020	September 25, 2020
Supplemental retirement plan obligations	$4,298	$4,181
Non-current tax liabilities (1)	87,376	85,943
Other liabilities	29,522	32,030
Total	$121,196	$122,154
(1)    Refer to Note 12 “Income Taxes” for additional information related to tax liabilities.

5. Investments and Fair Value Measurements
We use cash holdings to purchase investment grade securities diversified among security types, industries, and issuers. All of our investment securities are measured at fair value, and are recorded within cash equivalents and both short-term and long-term investments in our condensed consolidated balance sheets. With the exception of our mutual fund investments held in our SERP and classified as trading securities, all of our investments are classified as AFS securities. Derivative contracts are used to hedge currency risk, these are carried at fair value and classified as other assets and other liabilities.
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

	December 25, 2020
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$976,704	$—	$—	$976,704	$976,704	$—	$—
Cash equivalents:
Certificate of deposit	700	—	—	700	—	700	—
Money market funds	132,620	—	—	132,620	132,620	—	—
Cash and cash equivalents	1,110,024	—	—	1,110,024	1,109,324	700	—

Short-term investments:
Certificate of deposit	2,175	1	—	2,176	—	2,176	—
U.S. agency securities	1,297	11	—	1,308	—	1,308	—
Government bonds	3,905	33	—	3,938	520	3,418	—
Commercial paper	4,035	1	—	4,036	—	4,036	—
Corporate bonds	19,057	52	(5)	19,104	—	19,104	—
Municipal debt securities	21,582	118	(1)	21,699	—	21,699	—
Short-term investments	52,051	216	(6)	52,261	520	51,741	—

Long-term investments:
U.S. agency securities	1,915	42	—	1,957	—	1,957	—
Government bonds	5,872	66	—	5,938	1,630	4,308	—
Corporate bonds	26,082	381	(2)	26,461	—	26,461	—
Municipal debt securities	10,028	125	—	10,153	—	10,153	—
Other long-term investments (1)	4,828	—	—	4,828	—	—	—
Long-term investments	48,725	614	(2)	49,337	1,630	42,879	—

Total cash, cash equivalents, and investments	$1,210,800	$830	$(8)	$1,211,622	$1,111,474	$95,320	$—

Investments held in supplemental retirement plan:
Assets	4,396	—	—	4,396	4,396	—	—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	4,396	—	—	4,396	4,396	—	—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	—	7,495	—	7,495	—	7,495	—
(1)Other long-term investments as of December 25, 2020 is comprised of one equity method investment which is not carried at fair value of $4.8 million.

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
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	4,279	—	—	4,279	4,279	—	—
Included in accrued liabilities and other non-current liabilities

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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months as of December 25, 2020 and September 25, 2020 (in thousands):

	December 25, 2020		September 25, 2020
	Less Than 12 Months		Less Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government bonds	1,043	—	—	—
Corporate bonds	12,628	(7)	7,076	(10)
Municipal debt securities	4,258	(1)	2,505	(6)
Total	$17,929	$(8)	$9,581	$(16)
As of December 25, 2020 and September 25, 2020, there were no gross unrealized losses and no AFS securities that were in an unrealized loss position for twelve months or greater. Although we had certain securities that were in an unrealized loss position as of December 25, 2020 and September 25, 2020, we expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at either December 25, 2020 or September 25, 2020 to represent an other–than–temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of December 25, 2020 and September 25, 2020, which are recorded within cash equivalents and both short and long-term investments in our condensed consolidated balance sheets (in thousands):

	December 25, 2020		September 25, 2020
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$185,371	$185,581	$261,839	$262,085
Due in 1 to 2 years	27,538	28,003	29,328	29,814
Due in 2 to 5 years	16,360	16,506	17,900	18,159
Total	$229,269	$230,090	$309,067	$310,058

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products, cost of services, R&D, S&M, and G&A expenses in our condensed consolidated statements of operations.
As of December 25, 2020 and September 25, 2020, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	December 25, 2020	September 25, 2020
Land	$42,011	$41,955
Buildings and building improvements	282,194	283,617
Leasehold improvements	83,841	83,764
Machinery and equipment	135,184	126,942
Computer equipment and software	239,757	230,800
Furniture and fixtures	31,884	31,845
Equipment provided under operating leases	193,252	199,561
Construction-in-progress	23,235	19,545
Property, plant, and equipment, gross	1,031,358	1,018,029
Less: accumulated depreciation	(487,808)	(476,066)
Property, plant, and equipment, net	$543,550	$541,963

7. Leases
As Lessee
As a lessee, we enter into contracts to access and utilize office space, including those payable to our principal stockholder and portions attributable to the controlling interests in our consolidated subsidiaries. We determine if a contract contains a lease based on whether we have the right to obtain substantially all of the economic benefits from the use of an identified asset and whether we have the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which we do not own. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our IBR, because the interest rate implicit in our leases is not readily determinable. The IBR is a hypothetical rate based on our understanding of what our credit rating would be and resulting interest we would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. Lease payments may be fixed or variable, however, only fixed payments are included in our lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments is incurred.
The lease term of operating leases vary from less than a year to 11 years. We have leases that include one or more options to extend the lease term for up to 9 years as well as options to terminate the lease within one year. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.
The components of lease expense were as follows (in thousands):

	Fiscal Quarter Ended
	December 25, 2020	December 27, 2019
Lease cost
Operating lease cost	$4,794	$5,356
Variable lease cost	91	394
Total lease cost	$4,885	$5,750
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Quarter Ended
	December 25, 2020	December 27, 2019
Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$4,921	$5,241
Right-of-use assets obtained in exchange for operating lease obligations	836	12,816
Supplemental balance sheet information related to leases was as follows:

	December 25, 2020	September 25, 2020
Operating Leases
Weighted-average remaining lease term	6.4 years	6.5 years
Weighted-average discount rate	3.1%	3.1%

The following table presents the maturity analysis of lease liabilities (in thousands):

December 25, 2020
Operating Leases
Remainder of Fiscal 2021	$13,644
Fiscal 2022	15,641
Fiscal 2023	13,755
Fiscal 2024	13,079
Fiscal 2025	9,426
Thereafter	22,860
Total undiscounted lease payments	88,405
Less: imputed interest	(8,332)
Total lease liabilities	$80,073
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
Assets provided under an operating lease are carried at cost within property, plant and equipment and depreciated over the useful life of the asset using the straight-line method. Fixed operating lease payments are recognized on a straight-line basis over the lease term to other income for our real estate property and to revenue for all other leases. Variable lease payments received under our Dolby Cinema operating leases are computed as shares of lessees' box office revenues and recognized to revenue in the period that box office sales occur. Lease incentive payments we make to lessees are amortized as a reduction in revenue over the lease term. For the quarter ended December 25, 2020, variable operating lease loss was $0.5 million, and for the quarter ended December 27, 2019, variable operating lease income was $7.3 million. For the quarter ended December 25, 2020 and December 27, 2019, fixed operating lease income was $1.1 million and $0.7 million, respectively.
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant and equipment and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment was determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. As of December 25, 2020 and as of September 25, 2020, the unguaranteed residual value of sales-type leases was $0.7 million. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease. We also recognize variable lease payments, if any, which are not material and not included in the net investment in the lease.
The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	December 25, 2020
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2021	$2,404	$1,621
Fiscal 2022	2,469	1,624
Fiscal 2023	2,391	1,623
Fiscal 2024	829	810
Fiscal 2025	237	397
Thereafter	1,083	396
Total undiscounted cash flows	$9,413	6,471
Less: present value of lease payments (recognized as lease receivables)		(4,988)
Difference		$1,483

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 25, 2020	$336,945
Translation adjustments	1,768
Balance at December 25, 2020	$338,713
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	December 25, 2020			September 25, 2020
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$343,203	$(213,545)	$129,658	$342,637	$(206,123)	$136,514
Customer relationships	64,759	(49,951)	14,808	64,740	(49,062)	15,678
Other intangibles	22,993	(22,771)	222	22,969	(22,730)	239
Total	$430,955	$(286,267)	$144,688	$430,346	$(277,915)	$152,431
During fiscal 2020, we purchased various patents for purchase consideration of $2.9 million, and upon acquisition, these intangible assets had a weighted-average useful life of 14.0 years. These acquisitions facilitate our R&D efforts, technologies and potential product offerings.
Amortization expense for our intangible assets is included in cost of licensing, cost of products, R&D, S&M, and G&A expenses in our condensed consolidated statements of operations. Amortization expense was $7.3 million and $7.2 million in the first quarter of fiscal 2021 and 2020, respectively. As of December 25, 2020, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2021	$23,185
2022	28,291
2023	23,923
2024	21,894
2025	6,840
Thereafter	40,555
Total	$144,688

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of December 25, 2020, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of December 25, 2020, we had 65,463,823 shares of Class A common stock and 36,127,720 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
2020 Stock Incentive Plans
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
Stock Options.    Stock options are granted at fair market value on the date of grant. Options granted to employees and officers prior to June 2008 generally vest over four years, with equal annual cliff vesting and expire on the earlier of ten years after the date of grant or three months after termination of service. Options granted to employees and officers from June 2008 onwards generally vest over four years, with 25% of the shares subject to the option becoming exercisable on the one-year anniversary of the date of grant and the balance of the shares vesting in equal monthly installments over the following 36 months. These options expire on the earlier of ten years after the date of grant or three months after termination of service. All options granted vest over the requisite service period and upon the exercise of stock options, we issue new shares of Class A common stock under the 2020 Stock Plan. Our 2020 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria.
Performance-Based Stock Options .    In fiscal 2016, we began granting PSOs to our executive officers with shares of our Class A common stock underlying such options. The contractual term for the PSOs is seven years, with vesting contingent upon market-based performance conditions, representing the achievement of specified Dolby annualized TSR targets at the end of a three-year measurement period following the date of grant. If the minimum conditions are met, the PSOs earned will cliff vest on the third anniversary of the grant date, upon certification of achievement of the performance conditions by our Compensation Committee. Anywhere from 0% to 125% of the shares subject to a PSO may vest based on achievement of the performance conditions at the end of the three-year performance period.
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

The following table summarizes information about PSOs granted to our executive officers that have vested:

Grant Date	Aggregate Shares Granted at Target Award	Aggregate Shares Exercisable at Vest Date (1)	Percentage Vested of Target Award	Vested Date
December 15, 2015	419,623	334,623	125%	December 2018
December 15, 2016	276,199	240,539	95%	December 2019
December 15, 2017	264,000	253,440	96%	December 2020
(1)Aggregate shares exercisable at vest date does not include any shares that were cancelled before the vest date after they were granted.
On December 15, 2018, we granted PSOs to our executive officers exercisable for an aggregate of 241,100 shares at the target award amount, which would be exercisable up to an aggregate of 301,375 shares at 125% of the target award amount. As of December 25, 2020, PSOs which would be exercisable for an aggregate of 778,805 shares at the target award amount (839,080 shares at up to 125% of the target award amount) were outstanding.
The following table summarizes information about stock options issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 25, 2020	6,599	$53.30
Grants	283	92.08
Exercises	(950)	45.79
Forfeitures and cancellations	(1)	51.15
Options outstanding at December 25, 2020	5,931	56.35	6.29	$229,987
Options vested and expected to vest at December 25, 2020	5,697	55.72	6.20	225,369
Options exercisable at December 25, 2020	3,792	$49.23	5.22	$174,647
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on December 25, 2020 of $95.28 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to directors prior to November 2010 generally vest over three years, with equal annual cliff-vesting. Awards granted after November 2010 and prior to fiscal 2014 to new directors vest over approximately two years, with 50% vesting per year, while awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2020 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the adjusted fair market value of our Class A common stock on the date of grant, discounted to account for dividend payments forgone during the vesting period, and is recognized on a straight-line basis over the requisite service period.
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
On December 15, 2020, we granted PSUs to our executive officers vesting for an aggregate of 66,138 shares at the target amount, which would vest at 132,276 shares at 200% of the target award amount. On December 16, 2019, we granted PSUs to our executive officers vesting for an aggregate of 62,000 shares at the target amount, which would vest at 124,000 shares at 200% of the target award amount.
The following table summarizes information about RSUs issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 25, 2020	2,979	$62.70
Granted	1,314	89.57
Vested	(941)	59.97
Forfeitures	(25)	61.29
Non-vested at December 25, 2020	3,327	$74.10
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended
	December 25, 2020	December 27, 2019
Expected term (in years)	4.88	4.91
Risk-free interest rate	0.4%	1.7%
Expected stock price volatility	28.7%	23.9%
Dividend yield	1.1%	1.3%
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
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended
	December 25, 2020	December 27, 2019
Compensation expense
Stock options	$4,486	$4,546
Restricted stock units	20,393	16,967
Employee stock purchase plan	1,434	1,101
Total stock-based compensation	26,313	22,614
Benefit from income taxes	(4,212)	(3,594)
Total stock-based compensation, net of tax	$22,101	$19,020

Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended
	December 25, 2020	December 27, 2019
Compensation expense
Cost of products and services	$634	$543
Research and development	7,933	6,987
Sales and marketing	9,796	8,174
General and administrative	7,950	6,910
Total stock-based compensation expense	26,313	22,614
Benefit from income taxes	(4,212)	(3,594)
Total stock-based compensation, net of tax	$22,101	$19,020
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. This benefit was as follows (in thousands):

	Fiscal Quarter Ended
	December 25, 2020	December 27, 2019
Tax benefit - shares issued under ESPP	$579	$202
Unrecognized Compensation Expense.    At December 25, 2020, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $25.2 million, which is expected to be recognized over a weighted-average period of 2.4 years. At December 25, 2020, total unrecognized compensation expense associated with RSUs expected to vest was approximately $201.6 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of December 25, 2020 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Total	$2,000,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of December 25, 2020, the remaining authorization to purchase additional shares is approximately $147.2 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2021:

Quarterly Repurchase Activity	Shares Repurchased	Cost in thousands (1)	Average Price Paid Per Share (2)
Q1 - Quarter ended December 25, 2020	450,399	$39,985	$88.78
Total	450,399	$39,985
(1)Cost of share repurchases includes the price paid per share and applicable commissions.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2021:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Fiscal 2021
Q1 - Quarter ended December 25, 2020	January 28, 2021	February 9, 2021	February 19, 2021	$0.22	$22.4 million	(1)
(1)The dividend payment amount is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

10. Accumulated Other Comprehensive Income
Other comprehensive income consists of three components: unrealized gains or losses on our AFS marketable investment securities, gains and losses on derivatives in cash flow hedge relationships not yet recognized in earnings, and the gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies. Until realized and reported as a component of net income, these comprehensive income items accumulate and are included within accumulated other comprehensive income, a subsection within stockholders’ equity in our condensed consolidated balance sheets. Unrealized gains and losses on our investment securities are reclassified from AOCI into earnings when realized upon sale and are determined based on specific identification of securities sold. Unrealized gains and losses on our cash flow hedges are reclassified from AOCI into earnings when the hedged operating expenses are recognized which is also when the gains and losses are realized.
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Quarter Ended December 25, 2020
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$818	$3,969	$(15,381)	$(10,594)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	(184)	1,064	—	880
Foreign currency translation gains (1)	—	—	8,477	8,477
Income tax effect - benefit/(expense)	4	(51)	(472)	(519)
Net of tax	(180)	1,013	8,005	8,838
Amounts reclassified from AOCI into earnings:
Realized gains (1)	17	1,372	—	1,389
Income tax effect - expense (2)	(2)	(239)	—	(241)
Net of tax	15	1,133	—	1,148
Net current-period other comprehensive income/(loss)	(165)	2,146	8,005	9,986
Ending Balance	$653	$6,115	$(7,376)	$(608)

	Fiscal Quarter Ended December 27, 2019
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$2,198	$—	$(22,823)	$(20,625)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	(2,209)	315	—	(1,894)
Foreign currency translation gains (1)	—	—	3,403	3,403
Income tax effect - benefit/(expense)	—	(37)	40	3
Net of tax	(2,209)	278	3,443	1,512
Amounts reclassified from AOCI into earnings:
Realized gains (1)	1,308	6	—	1,314
Income tax effect - expense (2)	(261)	—	—	(261)
Net of tax	1,047	6	—	1,053
Net current-period other comprehensive income/(loss)	(1,162)	284	3,443	2,565
Ending Balance	$1,036	$284	$(19,380)	$(18,060)
(1)Realized gains or losses, if any, from the sale of our AFS investment securities or from foreign currency translation adjustments are included within other income/expense, net in our consolidated statements of operations. Realized gains or losses on foreign currency contracts designated as cash flow hedges are included in operating expenses in the condensed consolidated statements of operations.
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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended
	December 25, 2020	December 27, 2019
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$135,198	$48,753

Denominator:
Weighted-average shares outstanding—basic	100,716	100,336
Potential common shares from options to purchase common stock	1,767	1,711
Potential common shares from restricted stock units	1,309	1,020
Potential common shares from ESPP	84	11
Weighted-average shares outstanding—diluted	103,876	103,078

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$1.34	$0.49
Diluted	$1.30	$0.47

Antidilutive awards excluded from calculation:
Stock options	39	2,623
Restricted stock units	162	8
ESPP	1	3

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefit
As of December 25, 2020, the total amount of gross unrecognized tax benefits was $65.9 million, of which $43.8 million, if recognized, would reduce our effective tax rate. As of September 25, 2020, the total amount of gross unrecognized tax benefits was $60.7 million, of which $42.0 million, if recognized, would reduce our effective tax rate. The first quarter fiscal 2021 increase was primarily due to current year reserve and interest accruals. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our condensed consolidated balance sheets.
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Compared to the Federal statutory rate of 21%, our effective tax rate in the first quarter of fiscal 2021 was 14.5% or a tax expense of $24.3 million and our effective tax rate in the first quarter of fiscal 2020 was 10.8% or a tax expense of $5.9 million. The increase in our effective tax rate was primarily due to lower benefits from the settlement of stock-based awards and foreign earned income.

13. Restructuring
Restructuring charges recorded in our statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.
Fiscal 2021 Restructuring Events.    In October 2020, we implemented a plan to reduce certain activities, such as exiting our conferencing hardware business, in order to reallocate those resources towards higher priority investment areas, and reducing the cost structure of our manufacturing operations. As a result, we recorded $8.8 million in restructuring costs during the first quarter of fiscal 2021, primarily representing severance and other related benefits offered to approximately 100 employees that were impacted by this action. Actions related to this plan are expected to be completed by the end of fiscal 2021. The table presented below summarizes changes in restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs	Total
Balance at September 27, 2019	$128	$15,723	$15,851
Restructuring charges	—	1,821	1,821
Cash payments	(75)	(22,119)	(22,194)
Non-cash and other adjustments	(53)	4,575	4,522
Balance at September 25, 2020	$—	$—	$—
Restructuring charges	8,785	1,238	10,023
Cash payments and adjustments	(1,248)	(588)	(1,836)
Balance at December 25, 2020	$7,537	$650	$8,187
The activities during fiscal 2020 reflects the impact of our early exit of a leased facility and related strategic reorganization of our marketing function as a part of the fiscal 2019 restructuring plan.
Accruals for restructuring charges incurred for the restructuring plans described above are included within accrued liabilities in our condensed consolidated balance sheets while restructuring charges are included within restructuring charges in our condensed consolidated statements of operations.

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

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of December 25, 2020 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Naming rights	$3,957	$8,015	$8,116	$8,219	$8,322	$61,277	$97,906
Purchase obligations	11,575	3,445	435	—	—	—	15,455
Donation commitments	4,496	155	155	155	155	1,002	6,118
Total	$20,028	$11,615	$8,706	$8,374	$8,477	$62,279	$119,479

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
Donation Commitments.    Our donation commitments relate to non-cancelable obligations that consist of maintenance services and installation of imaging and audio products in exchange for various marketing, branding, and publicity benefits. These donation agreements either transfer title of our audio and imaging products to the donee or offer use of the products free of charge for a specified period of time via a leasing arrangement. The recipients of these donations participate in or promote the cinema and entertainment industry and our commitments vary in length, lasting up to 15 years.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that are subject to risks and uncertainties, including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; the effect of COVID-19 on our business; market growth opportunities and trends; our ability to maintain key partnership relationships; our plans, strategies and expected opportunities; future competition; our stock repurchase plan; and our dividend policy. Use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar expressions indicates a forward-looking statement. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in Part II, Item 1A, “Risk Factors.” Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We disclaim any duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.
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
COVID-19
Please refer to the Executive Summary section of Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations for information concerning the continuing effect of COVID-19 on our business.
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

REVENUE GENERATION
We have active licensing arrangements with over 500 electronics product OEMs and software developers. As of December 25, 2020, we had approximately 14,000 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,300 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
Licensing
We license our technologies to a range of customers who incorporate them into their products for enhanced audio and imaging functionality whether it be at home, at work, on mobile devices, or at the cinema. Our key technologies are summarized in the table below. As it relates to AAC, HE-AAC, AVC, and HEVC, we jointly participate in patent licensing programs with other patent owners.

Technology	Description
AAC & HE-AAC	An advanced digital audio codec solution with higher bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby® AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos®	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos is an immersive experience that can be provided via multiple Dolby audio coding technologies.
Dolby Digital®	A digital audio coding technology that provides multichannel sound to a variety of media applications.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision®	An imaging technology combining high dynamic range and dynamic metadata to deliver higher color contrast, brighter contrast, and improved details for cinema and a wide range of media devices.
Dolby Voice®	An audio communications technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of our licensing business and revenues for all periods presented:

	Fiscal Quarter Ended
Market	December 25, 2020	December 27, 2019	Main Offerings Incorporating Our Technologies
Broadcast	37%	40%	Televisions and STBs
Mobile	28%	13%	Smartphones and Tablets
CE	14%	19%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, DVDs, and HTIBs
PC	9%	12%	Windows and macOS operating systems
Other	12%	16%	Gaming consoles, Auto DVD, Dolby Cinema, and Dolby Voice
Total	100%	100%
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
Recoveries.    Licensing revenue recognized in any given period may include revenue from licensees and/or settlements with third parties where the use of our technology occurred in previous periods. Within the Results of Operations section of Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," revenue attributable to previous periods' usage including settlements are collectively referred to as "recoveries." Such recoveries have become a recurring element of our business and are particularly subject to fluctuation and unpredictability.
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
Products and Services
We design and manufacture audio and imaging products for the cinema, television, broadcast, and entertainment industries. Distributed in approximately 90 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. Additionally, some of our Dolby Cinema arrangements involve fixed or minimum amounts, which are typically included in products sales. We had also sold and leased hardware that facilitated the Dolby conferencing experience. During the first quarter of fiscal 2021, we decided to exit our conferencing hardware business and shifted our focus towards expanding the availability of Dolby Voice technology through software solutions and services.
Recently, we launched a developer platform, Dolby.io, that enables developers to access our technologies through APIs. These offerings currently include media processing APIs for analyzing and improving the sound of recorded audio files, and interactivity APIs for enabling developers to embed enhanced communications experiences within their applications. Over time, Dolby.io is intended to significantly expand the amount and types of content that can be enhanced through our technologies and capabilities.

Key products from which we generate products revenue are summarized in the table below:

Product		Description
Cinema	Cinema Imaging Products	Digital Cinema Servers used to load, store, decrypt, decode, watermark, and playback digital film files for presentation on digital cinema projectors and software used to encrypt, encode, and package digital media files for distribution.
	Cinema Audio Products	Cinema Processors, amplifiers, and loudspeakers used to decode, render, and optimally playback digital cinema soundtracks including those using Dolby Atmos.
Other	Dolby Conference Phone	An integral hardware component of the Dolby Voice conferencing solution that enhances full-room voice capture, spatial voice separation, and playback.
	Dolby Voice Room	Video conferencing solution for huddle rooms and conference rooms that combines a camera product with the Dolby Conference Phone and Dolby Voice technology.
	Other Products	3-D glasses and kits, broadcast hardware and software used to encode, transmit, and decode multiple channels of high quality audio for DTV and HDTV distribution, monitors, and accessibility solutions for hearing and visually impaired consumers, Dolby.io
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
The overall cinema market has been adversely impacted by COVID-19 shelter-in-place and social distancing mandates. Our exhibition partners and customers have had to either partially or fully discontinue operations. This has resulted in a significant reduction in box office receipts at Dolby Cinema sites and lower demand for our cinema products and services. Though select cinema locations have been permitted to resume operations, many such locations are operating significantly below capacity. It remains uncertain when and where the cinemas will be able to operate at full capacity.
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
We expect COVID-19 will continue to have an impact for the foreseeable future. The degree of impact on our business will depend on several factors, such as the full duration and the extent of the pandemic, the actions taken by governments, businesses and consumers in response to the pandemic, and the rate and extent of vaccine distributions to the general population, all of which continue to evolve and remain uncertain at this time.
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
LICENSING
The majority of our licensing revenue is derived from the licensing of audio and imaging technologies for premium entertainment playback. Our audio technologies are primarily comprised of DD+, Dolby Atmos, AC-4, and our AAC and HE-AAC technologies. Our imaging technologies are primarily comprised of Dolby Vision and our AVC and HEVC technologies. The following are certain highlights from our first quarter of fiscal 2021 and key challenges related to audio and imaging licensing, by market.

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
We partner with many TV OEMs around the world to enable Dolby Vision and Dolby Atmos experiences within their TV lineups. Several of our existing partners, such as LG, Sony, Panasonic, Skyworth, and TCL have continued to expand their support of the combined Dolby Vision and Dolby Atmos experience by releasing new models. For example, at CES in January 2021, Skyworth and TCL launched Dolby Vision IQ in their TVs. Dolby Vision IQ automatically adjusts the TV picture according to the surrounding light and the type of content being viewed, creating an enhanced viewing experience. We continue expanding in international markets, such as India, with partners such as OPPO and Flipkart.
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
Additionally, in the broadcast market, as well as other markets, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements. Further, COVID-19 continues to cause uncertainty about consumer demand for devices and services in the broadcast market, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
Mobile
Highlights: We continue to focus on adoption of our technologies across major mobile ecosystems, including Apple and Android. HE-AAC and HEVC are widely adopted audio and video technologies across mobile devices, and we offer these technologies through our patent licensing programs. We also continue to focus on expanding adoption of our DD+, AC-4, Dolby Atmos, and Dolby Vision technologies in the mobile market.
The breadth of mobile devices supporting Dolby technologies continues to increase globally. In the first quarter of fiscal 2021, Apple continued to deepen their adoption of Dolby technologies from their support of the combined Dolby Vision and Dolby Atmos experience on iPhone and iPad to now include the AirPods Max, supporting the Dolby Atmos content experiences. Additional Dolby Atmos-enabled mobile devices are available in the market from partners such as Samsung, Amazon, Oppo, and Sony. In the first quarter of fiscal 2021, Tencent Games announced that QQ Speed Mobile will be the first mobile game that supports Dolby Atmos. Additionally, BT began delivering sports content in Dolby Atmos to mobile devices via their BT Sports App. BiliBili, one of the largest video sharing platforms in China, recently launched support for Dolby Atmos on their platform.
Key Challenges: Growth in this market is dependent on several factors. Due to short product life cycles, mobile device OEMs can readily add or remove certain of our technologies from their devices. Our success depends on our ability to address the rapid pace of change in mobile devices, and we must continuously collaborate with mobile device OEMs to incorporate our technologies. We rely on a small number of partnerships with key participants in the mobile market. If we are unable to maintain these key relationships, we may experience a decline in mobile devices incorporating our technologies. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Additionally, we must continue to support the development and distribution of Dolby enabled content via various ecosystems. Further, COVID-19 continues to cause uncertainty about consumer demand for devices in the mobile market, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.

Consumer Electronics
Highlights: We have an established presence in the home entertainment market across devices such as AVRs, soundbars, smart speakers, DMAs, and Blu-Ray players, through the inclusion of our DD+ technology, and increasingly through the inclusion of our Dolby Atmos technology. AAC and HE-AAC technologies also have broad adoption through our patent licensing programs. These home entertainment devices can be paired with a growing array of Dolby enabled content via OTT services and Blu-ray discs.
In the first quarter of fiscal 2021, the breadth of devices in the home entertainment market supporting Dolby Atmos continued to expand, including the latest soundbars in the market from partners like LG, JBL, and TCL. We also expanded our presence in DMAs through the recent launch of the Roku Ultra, which supports Dolby Vision and Dolby Atmos.
In addition, content available in Dolby Vision and Dolby Atmos continued to grow in the first quarter of fiscal 2021, as many of our major streaming partners like Netflix, Disney+, Apple TV+, and Amazon continued to enable more pieces of content in Dolby Vision and Dolby Atmos during the quarter, which increases our value proposition for higher adoption in more devices. Additionally this quarter, HBO Max began to support content in the combined Dolby Vision and Dolby Atmos experience. We have also expanded our global presence with Hotstar supporting Dolby Vision within their Disney+ content in India, and Tencent and iQiYi supporting Dolby Vision and Dolby Atmos in China.
We continue to focus on expanding the availability of Dolby technologies to new devices and new forms of content such as music. In the first quarter of fiscal 2021, Anghami Plus became the first streaming service in the Middle East to support Dolby Atmos music. Also in the first quarter of fiscal 2021, Amazon Prime Video began to stream live sports in Dolby Atmos.
Key Challenges: We must continue to present compelling reasons for consumers to demand our technologies wherever they enjoy entertainment content, while promoting creation and broad availability of content in our formats. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Further, COVID-19 continues to cause uncertainty about consumer demand for devices in the home entertainment market, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
Personal Computers
Highlights: DD+ continues to enhance playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment.
A number of PCs from partners such as Apple, Lenovo, Dell, and ASUS also support Dolby Vision and Dolby Atmos. This quarter, we saw the adoption of Dolby Vision and Dolby Atmos within PCs expand across use cases and international markets. At CES in January 2021, Lenovo and ASUS launched new gaming PCs that support Dolby technologies, and in India, Flipkart brought new Nokia PCs to market that support the combined Dolby Vision and Dolby Atmos experience.
Key Challenges: PC revenues have been impacted by a decline in the portion of PCs that have optical disc functionality in recent years, which has resulted in a decline in our ASPs, and we expect this decline in ASPs to continue. If declining conditions and trends persist, and OEMs do not incorporate our technologies in current and future products, our PC revenues will face continuing downward pressure. We must continuously collaborate and maintain our key partnership relationships with PC manufacturers to incorporate our technologies, and we must continue to support the development and distribution of Dolby content via various ecosystems. Further, COVID-19 continues to cause uncertainty about consumer demand for devices in the PC market, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
Other Markets
Highlights: DD+ is incorporated in the Xbox and PlayStation gaming consoles and streaming platforms for movie and television content. In the first quarter of fiscal 2021, Microsoft launched their latest generation Xbox Series X and Series S, which support Dolby Vision and Dolby Atmos. We also generate revenue from the automotive industry primarily through disc playback devices as well as other elements of the entertainment system.
Key Challenges: Consumer demand for devices in the gaming industry is impacted by anticipation of console refresh cycles. In addition, the gaming console market has competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base. These factors may impact our future revenues. If OEMs do not incorporate our technologies in current and future products, our revenues will face downward pressure. Further, COVID-19 continues to cause uncertainty about consumer demand for devices in the gaming industry, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
In addition to licensing revenue derived from the licensing of audio and imaging technologies from the markets discussed above, we offer our audio and imaging technologies to create Dolby experiences through Dolby Cinema.
Dolby Cinema
Highlights: We continued to expand our global presence for Dolby Cinema. In the first quarter of fiscal 2021, the first Dolby Cinema was opened in Taiwan. At the end of the first quarter of fiscal 2021, we had over 260 Dolby Cinema locations established across 14 countries. The breadth of motion pictures for Dolby Cinema continues to grow with over 300 theatrical titles in Dolby Vision and Dolby Atmos having been announced or released from all the major studios.
Key Challenges: Although the premium large format market for the cinema industry has been growing, Dolby Cinema competes with other existing offerings. Our success depends on our partners and their success and our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering will be tied to global box office performance generally. COVID-19 has had, and is likely to continue to have, a significant effect on theatrical exhibition, which could impact the financial viability of our key partners. The response to COVID-19 including the closure of cinemas, shelter-in-place mandates and government-imposed social-distancing restrictions has had, and is likely to continue to have, a negative impact on our cinema-related revenues and consumer demand. Further, certain studios have delayed the release of a number of new movie titles and/or are shifting towards a direct-to-streaming model. It is uncertain whether consumer demand for the cinema and other forms of indoor recreation will return to previous levels. In addition, when cinemas reopen, exhibitor partners may operate fewer screens in response to decreased attendance.
PRODUCTS AND SERVICES
A majority of our products and services revenues are derived from the sale of audio and imaging products for the cinema, television, broadcast, communication, and entertainment industries. Revenues from the sale of Dolby Conference Phones and Dolby Voice Room, a business which we are exiting, are included in products and services. Revenues from our recently launched developer platform are also included in products and services.
Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers and audio processors to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the first quarter of fiscal 2021, there are over 6,000 Dolby Atmos screens installed or committed and over 1,800 Dolby Atmos theatrical titles have been announced or released.
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
Dolby Voice
Highlights: Historically, we sold hardware products such as the Dolby Conference Phone and the Dolby Voice Room, that included our Dolby Voice technology. However, in the first quarter of fiscal 2021, we decided to exit our conference hardware business and focus instead on expanding the availability of Dolby Voice technology through software solutions and services.
Key Challenges: As we shift away from hardware solutions, we may face challenges in how we expand our technologies to new offerings and solutions. Our success will depend on our ability to attract a robust developer community and new industry relationships as we to bring our services and technologies to market.
Other Services
Highlights: We are focused on bringing our expertise in media and communications to a broader range of content and digital experiences. For example, we are increasing our engagement with new customers across different industries through our developer platform, Dolby.io, which enables developers to access our technologies through APIs. The initial offerings include media processing APIs for analyzing and improving the sound of recorded audio files, and interactivity APIs for enabling developers to embed enhanced communications experiences within their applications.
Following the initial launch of Dolby.io, we have seen increased developer engagement with our media and interactivity APIs for use cases such as entertainment, online education and telehealth. For example, we have partnered with SoundCloud to incorporate our music mastering APIs within their online music distribution platform.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no additional material changes to the critical accounting policies from those included in our fiscal 2020 Annual Report on Form 10-K as per Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included therein.
RESULTS OF OPERATIONS
For each line item included on our interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the condensed consolidated financial statements for the quarters ended December 25, 2020 and December 27, 2019. Note that adjustments related to previously under-reported sales-based royalties as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
Revenue and Gross Margin
Licensing
Licensing revenue consists of fees earned from licensing our technologies to customers who incorporate them into their products and services to enable and enhance audio and imaging capabilities. The technologies that we license are either internally developed, acquired, or licensed from third parties. A significant portion of our licensing revenue pertains to customer-shipment royalties that we recognize based on estimates of our licensees’ shipments. To the extent that shipment data reported by licensees differs from estimates we made and recorded, we recognize an adjustment to revenue for such difference in the period we receive the reported shipment data.
Our cost of licensing consists mainly of amortization of certain purchased intangible assets and intangible assets acquired in business combinations, depreciation, third party royalty obligations, and associated fees.

	Fiscal Quarter Ended		Change
Licensing	December 25, 2020	December 27, 2019	$	%
Revenue	$373,005	$257,683	$115,322	45%
Percentage of total revenue	96%	88%
Cost of licensing	12,946	12,342	604	5%
Gross margin	360,059	245,341	114,718	47%
Gross margin percentage	97%	95%
Q1 2021 vs. Q1 2020

Factor	Revenue		Gross Margin
Mobile	á	Higher revenues from our patent licensing technologies, due to timing of contracts and increased adoption, and higher revenues from recoveries	ßà	No significant fluctuations
Broadcast	á	Higher revenues from recoveries, higher units and increased adoption of our technologies, primarily in TVs, and higher revenues from patent licensing technologies, partially offset by lower unit shipments of STBs
CE	á	Higher revenues from increased adoption of our patent licensing technologies
Other	á	Higher gaming revenue and higher patent administration fees from Via Licensing, partially offset by lower revenues from Dolby Cinema resulting from the closure of cinemas and lower attendance due to COVID-19
PC	ßà	No significant fluctuations
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

    Services revenue consists of fees charged to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training and maintenance, mixing room alignment, equalization, as well as audio, color, and light image calibration. Services revenue also includes PCS for products sold and equipment installed at Dolby Cinema theaters operated by exhibitor partners and support for the implementation of our technologies into products manufactured by our licensees. Also included in services revenue are amounts generated through our Dolby.io developer platform. Cost of services consists of personnel and personnel-related costs for providing our professional services, software maintenance and support, external consultants, and other direct expenses incurred on behalf of customers.

	Fiscal Quarter Ended		Change
Products and Services	December 25, 2020	December 27, 2019	$	%
Revenue	$16,869	$34,194	$(17,325)	(51)%
Percentage of total revenue	4%	12%
Cost of products and services	22,358	24,973	(2,615)	(10)%
Gross margin	(5,489)	9,221	(14,710)	(160)%
Gross margin percentage	(33)%	27%
Q1 2021 vs. Q1 2020

Factor	Revenue		Gross Margin
Products	â	Lower sales of cinema equipment attributable to COVID-19, and lower units of conferencing hardware products as a result of winding down that business.	â	Lower margins due to less revenue from Dolby Cinema
Services	ßà	No significant fluctuations	ßà	No significant fluctuations
Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change
	December 25, 2020	December 27, 2019	$	%
Research and development	$63,772	$57,650	$6,122	11%
Percentage of total revenue	16%	20%
Q1 2021 vs. Q1 2020

Category	Key Drivers
Taxes and Insurance	á	A property tax credit recorded in the prior year did not repeat in the current period
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

	Fiscal Quarter Ended		Change
	December 25, 2020	December 27, 2019	$	%
Sales and marketing	$75,445	$95,118	$(19,673)	(21)%
Percentage of total revenue	19%	33%
Q1 2021 vs. Q1 2020

Category	Key Drivers
Marketing Programs	â	Lower costs related to marketing programs and advertising
General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change
	December 25, 2020	December 27, 2019	$	%
General and administrative	$54,454	$52,529	$1,925	4%
Percentage of total revenue	14%	18%
Q1 2021 vs. Q1 2020

Category	Key Drivers
Taxes and Insurance	á	A property tax credit recorded in the prior year did not repeat in the current year
Legal, Professional, and Consulting	á	Higher costs associated with patent costs, outside legal counsel costs, and compliance work
Gain on Sale of Assets

	Fiscal Quarter Ended		Change
	December 25, 2020	December 27, 2019	$	%
Gain on sale of assets	$(13,871)	$—	$(13,871)	(100)%
Percentage of total revenue	(4)%	—%
Q1 2021 vs. Q1 2020
In fiscal year 2019, management committed to a plan to sell a property, which included land and a building, with a carrying value of $2.2 million as of September 25, 2020. During the first quarter of fiscal 2021, we finalized the sale of this property, and as a result, we recognized a gain of $13.9 million, which was recorded to gain on sale of assets on the condensed consolidated statements of operations. Refer to "Net (income)/loss attributable to controlling interest" section below for more information.
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

	Fiscal Quarter Ended		Change
	December 25, 2020	December 27, 2019	$	%
Restructuring	$10,023	$675	$9,348	1,385%
Percentage of total revenue	3%	—%
Q1 2021 vs. Q1 2020
Restructuring charges recorded in the fiscal quarter ended December 25, 2020 of $8.8 million were incurred in relation to our fiscal 2021 plan to reduce certain activities, such as exiting our conferencing hardware business, in order to reallocate those resources towards higher priority investment areas, and reducing the cost structure of our manufacturing operations. These costs represented severance and other related benefits offered to approximately

100 employees that were impacted by this action. For additional information on our Restructuring programs, see Note 13 "Restructuring" to our unaudited interim condensed consolidated financial statements.
Other Income/Expense
Other income/(expense) primarily consists of interest income earned on cash and investments and the net gains/(losses) from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change
	December 25, 2020	December 27, 2019	$	%
Other income	$2,215	$5,864	$(3,649)	(62)%
Percentage of total revenue	1%	2%
Q1 2021 vs. Q1 2020

Category	Key Drivers
Interest Income	â	Lower yields on current year investment balances due to decreased interest rates
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

	Fiscal Quarter Ended
	December 25, 2020	December 27, 2019
Provision for income taxes	$(24,272)	$(5,863)
Effective tax rate	14.5%	10.8%
Q1 2021 vs. Q1 2020

Factor	Impact On Effective Tax Rate
Stock-based Compensation	á	Lower benefit related to the settlement of stock-based awards
Foreign Operations	á	Lower benefit from foreign earned income
Net (income)/loss attributable to controlling interest

	Fiscal Quarter Ended		Change
	December 25, 2020	December 27, 2019	$	%
Net income/(loss) attributable to controlling interest	$(7,492)	$162	$(7,654)	(4,725)%
Percentage of total revenue	(2)%	—%
Q1 2021 vs. Q1 2020
During the first quarter of fiscal 2021, we finalized the sale of a property, which included land and building, and as a result, we recognized a gain of $13.9 million from this transaction, which was recorded to gain on sale of assets on the condensed consolidated statements of operations. The property was 51% owned by our controlling interest, therefore 51% of the gain recognized in gain on sale of assets has been attributed to our controlling interest.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
As of December 25, 2020, we had cash and cash equivalents of $1,110.0 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $101.6 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities.
The following table presents selected financial information as of December 25, 2020 and September 25, 2020 (amounts displayed are in thousands):

	December 25, 2020	September 25, 2020
Cash and cash equivalents	$1,110,024	$1,071,876
Short-term investments	52,261	46,948
Long-term investments	49,337	52,149
Accounts receivable, net	293,948	180,340
Accounts payable and accrued liabilities	263,884	232,591
Working capital	1,408,252	1,280,087
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
Shareholder Return
We have returned cash to stockholders through both repurchases of Class A common stock under our repurchase program initiated in fiscal 2010 and our quarterly dividend program initiated in fiscal 2015. Refer to Note 9 "Stockholders' Equity and Stock-Based Compensation" to our unaudited interim condensed consolidated financial statements for a summary of dividend payments made under the program during fiscal 2021 and additional information regarding our stock repurchase program.
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $1.9 billion of stock repurchases under the program.
Quarterly Dividend Program. During the first quarter of fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. For fiscal 2021, quarterly dividends of $0.22 per share were paid on our Class A and Class B common stock to eligible stockholders of record.

Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (amounts displayed in thousands).
Operating Activities

	Fiscal Quarter Ended
	December 25, 2020	December 27, 2019
Net cash provided by operating activities	$82,160	$31,159
Net cash provided by operating activities increased $51.0 million in the fiscal quarter-to-date period ended December 25, 2020 as compared to the fiscal quarter-to-date period ended December 27, 2019, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	á	Higher net income, partially offset by lower expenses
Working Capital	â	Lower inflows due to increased accounts receivable
Gain on Sale of Assets	â	Non-cash adjustment for the gain recognized on the sale of property previously held for sale
Investing Activities

	Fiscal Quarter Ended
	December 25, 2020	December 27, 2019
Net cash used in investing activities	$(1,499)	$(37,407)
Net cash used in investing activities was $35.9 million lower in the fiscal quarter-to-date period ended December 25, 2020 as compared to the fiscal quarter-to-date period ended December 27, 2019, primarily due to the following:

Factor	Impact On Cash Flows
Purchase of Investments	á	Lower outflows for the purchase of marketable investment securities
Proceeds from Investments	â	Lower inflows from the sale and maturity of marketable investment securities
Sale of Assets	á	Higher inflows for sale of property previously held for sale
Financing Activities

	Fiscal Quarter Ended
	December 25, 2020	December 27, 2019
Net cash used in financing activities	$(46,340)	$(48,276)
Net cash used in financing activities was $1.9 million lower in the fiscal quarter-to-date period ended December 25, 2020 as compared to the fiscal quarter-to-date period ended December 27, 2019, primarily due to the following:

Factor	Impact On Cash Flows
Common Stock Issuance	á	Higher inflows from employee stock option exercises
Share Repurchases	â	Higher outflows for common stock repurchases
Shares Repurchased for Tax Withholdings	â	Higher outflows due to increased vesting of RSUs resulting in more shares withheld for taxes
Distribution to Controlling Interest	â	Higher outflows for distributions for controlling interest due to sale of property previously held for sale
Off-Balance Sheet Arrangements and Contractual Obligations
Our liquidity is not dependent upon the use of off-balance sheet financing arrangements, and we have not entered into any arrangements that are expected to have a material effect on liquidity or the availability of capital resources. Since the end of our most recent fiscal year ended September 25, 2020, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business. For additional details regarding our contractual obligations, see Note 15 “Commitments and Contingencies” to our unaudited interim condensed consolidated financial statements.
Indemnification Clauses
We are party to certain contractual agreements under which we have agreed to provide indemnification of varying scope and duration to the other party relating to our licensed IP. Historically, we have not made any payments for these indemnification obligations and no amounts have been accrued in our consolidated financial statements with respect to these obligations. Since the terms and conditions of the indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. In addition, we have entered into indemnification agreements with our officers, directors, and certain employees, and our certificate of incorporation and bylaws contain similar indemnification obligations. For additional details regarding indemnification clauses within our contractual agreements, see Note 15 “Commitments and Contingencies” to our unaudited interim condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of December 25, 2020, we had cash and cash equivalents of $1,110.0 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $101.6 million, which consisted primarily of municipal debt securities, corporate bonds, government bonds, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At December 25, 2020, the weighted-average credit quality of our investment portfolio was AA, with a weighted-average maturity of approximately twelve months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of December 25, 2020, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $1.0 million and $0.5 million, respectively.
Foreign Currency Exchange Risk
We maintain business operations in foreign countries, most significantly in Australia, China, Germany, the Netherlands, Poland, and the United Kingdom. Additionally, a portion of our business is conducted outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar, most notably:
•Australian Dollar
•British Pound
•Chinese Yuan
•Euro
•Polish Zloty
As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. The majority of our revenue generated from international markets is denominated in U.S. dollars, while the operating expenses of our foreign subsidiaries are predominantly denominated in local currencies. Therefore, our operating expenses will increase when the U.S. dollar weakens against the local currency and decrease when the U.S. dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our consolidated statements of operations. Our foreign operations are subject to the same risks present when conducting business internationally, including, but not limited to, changes in economic conditions and geopolitical climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions.
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
The pre-tax gain attributed to the effective portion of cash flow hedges recognized in AOCI was $1.1 million during the first quarter of fiscal 2021, and was immaterial during the first quarter of fiscal 2020. The pre-tax effective portion of gains or losses reclassified to the condensed consolidated statements of operations was $1.4 million during the first quarter of fiscal 2021, and was not material during the first quarter of fiscal 2020.
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

As of December 25, 2020 and September 25, 2020, the outstanding derivative instruments had maturities of equal to or less than 10 months, and the total notional amounts of outstanding contracts were $105.2 million and $93.8 million, respectively.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of December 25, 2020. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $7.6 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $7.6 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ending December 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor the evolving COVID-19 pandemic to assess any impact it may have on the design and operating effectiveness of our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of IP rights, commercial, employment, and other matters. In our opinion, resolution of these pending matters is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, any such amounts are either immaterial or it is not possible to provide an estimated amount of any such potential losses.
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
The overall cinema market has been, and we expect to continue to be, adversely impacted by COVID-19 social distancing recommendations. Our exhibition partners and customers have had to either partially or fully discontinue operations. This has resulted, and we expect will continue to result, in a significant reduction in box office receipts at Dolby Cinema sites and lower demand for our cinema products and services. Though select cinema locations have been permitted to resume operations, many such locations are operating significantly below capacity. It remains uncertain when and where the cinemas will be able to operate at full capacity.
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
The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted with any certainty, including, but not limited to, the duration and extent of the pandemic, its severity, and the rate and extent of vaccine distributions to the general population and other actions to contain the virus or its impact, and how quickly and to what extent normal economic and operating conditions can resume.

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

Cinema Industry Risks. Revenue from Dolby Cinema and cinema product sales is subject to the pace of construction or upgrade of screens, the advent of new or competing technologies, the willingness of movie studios to produce films in our Dolby Atmos and Dolby Vision formats, consumer trends, box-office performance generally, and other events or conditions in the cinema industry. Although we have invested a substantial amount of time and resources developing Dolby Cinema, and expect to continue to invest and build partnerships in connection with the launch of Dolby Cinema locations, we may not continue to recognize a meaningful amount of revenue from these efforts in the near future. Additionally, we have collaborations with multiple exhibitors in foreign markets, including Asia, Europe, and the Middle East, and we may face a number of risks in expanding Dolby Cinema in these and other new international markets. The revenue we receive from Dolby Cinema exhibitors are based on a portion of box-office receipts from the installed theaters, and the timing of such theater installations is dependent upon a number of factors beyond our control. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally. The success of Dolby Cinema depends in large part on our ability to differentiate our offering, deploy new sites in accordance with plans, provide a compelling experience, and attract and retain a viewing audience. A decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be negatively impacted. These factors are subject to increased risk due to COVID-19 and related government actions, including the shutdown of cinemas and other non-essential businesses, social distancing restrictions, delays in cinematic releases, temporary suspensions of production of future releases, delay in royalty and other payments and solvency of our exhibitor partners. Further, though select cinema locations have been permitted to resume operations, many such locations are operating significantly below capacity. It remains uncertain when and where the cinemas will be able to operate at full capacity or how quickly moviegoers will return to theaters, which may depend on continued concerns over safety and continued social distancing and/or depressed consumer sentiment.
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
Experience with New Markets and Business Models. Our future growth will depend, in part, upon our continued expansion into areas beyond our audio licensing business. Over the past few years, we have introduced Dolby Cinema, our branded-theater experience, Dolby Vision for the home and cinema markets, Dolby Voice technology for the communications market, and more recently, Dolby.io, our developer platform. In connection with entering into these new markets, we face new sources of competition, new business models, and new customer relationships. In order to be successful in these markets, we will need to cultivate new industry relationships and strengthen existing relationships to bring our products, services, and technologies to market. Our limited experience to date in one or more of these markets could limit our ability to successfully execute on our growth strategy.
Incorporation of Dolby Formats into New Products and Availability of Content in Dolby Formats. The success of many of our newer initiatives, such as Dolby Atmos, Dolby Vision, and Dolby Cinema, is dependent upon the availability and success of (i) products that incorporate Dolby formats and (ii) content produced in Dolby formats. However, there is no guarantee that device makers will continue to incorporate Dolby formats into their products, that content creators will continue to release content in Dolby formats, or that either those products or that content will be commercially successful.
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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of December 25, 2020, we had approximately 14,000 issued patents in addition to approximately 4,200 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2045. If we are unable to expand on our patent portfolio or refresh our technology with new patented inventions, our revenues could decline.
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
A variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the California Consumer Privacy Act of 2018, or CCPA, which went into effect on January 1,

2020, required us (among other obligations) to modify certain of our information practices, provide new disclosures to California consumers, and afford such consumers various privacy rights. In the short period of time since its original enactment, the CCPA has been the subject of several subsequent amendments, modifications and administrative rulemakings. In addition, the California Privacy Rights Act of 2020, or CPRA, which was approved by California voters in November 2020, amends and expands the CCPA by creating additional privacy rights for California consumers, establishing the California Privacy Protection Agency to enforce the new law, and imposing additional obligations on businesses. These new obligations, which will take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022), may require us to further modify certain of our information practices and could subject us to additional compliance costs and expenses. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection (including regimes such as the CCPA and CPRA that are rapidly evolving) could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business. Our commercial and cybersecurity insurance policies may be insufficient to insure us against these risks, and future escalations in premiums and deductibles under these policies may render them uneconomical.
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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 74% and 63% of our revenue was derived outside of the U.S. in the fiscal quarter ended December 25, 2020 and December 27, 2019, respectively. We are subject to a number of risks related to conducting business internationally, including:

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
Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for IP. The regulatory enforcement activities in such jurisdictions can be unpredictable, in some cases because these jurisdictions have only recently implemented competition laws. From time to time, we are the subject of requests for information, market conduct examinations, inquiries or investigations by industry groups and/or regulatory agencies in these jurisdictions. For instance, the Korean Fair Trade Commission has requested information relating to our business practices in South Korea on various occasions, and has made allegations regarding the audit of a single customer. We do not believe the allegations have merit and intend to defend the resolution of that audit. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, our results could be negatively impacted and we could be exposed to costly and time-consuming legal proceedings.
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
The U.S. tax law changes enacted through the Tax Cuts and Jobs Act ("Tax Act") require us to exercise significant judgment in interpreting its provisions. As we evaluate the full impact of current and future guidance that is introduced, our results may materially differ from previous estimates, and those differences may materially affect our financial position. The application of the Tax Act, potential changes to existing tax laws under a Democratic-controlled Congress, and any changes that we make to our corporate trading structure could adversely affect our tax rate and cash flow in future years.
The Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the United States, has made changes to many long-standing transfer pricing and cross-border taxation rules. In addition, the European Union and its European Commission are proposing model legislation and investigating companies that might be in violation of European Union competition rules against unjustified state aid. Further, the OECD, European Union, European Commission, and individual countries have made and could make additional competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. To the extent these actions take place in the countries that we operate, such as the Netherlands, it is possible that in the future, these efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.
We are subject to the periodic examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, but an adverse decision by tax authorities exceeding our reserves could significantly impact our financial results.

STOCK-RELATED ISSUES
Controlling Stockholder. At December 25, 2020, the Dolby family and their affiliates owned 688,301 shares of our Class A common stock and 36,052,233 shares of our Class B common stock. As of December 25, 2020, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 84.6% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
The following table provides information regarding our share repurchases made under the program during the first quarter of fiscal 2021:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
September 26, 2020 - October 23, 2020	—	—	—	$187.2 million
October 24, 2020 - November 20, 2020	234,047	88.65	234,047	$166.4 million
November 21, 2020 - December 25, 2020	216,352	88.91	216,352	$147.2 million
Total	450,399		450,399
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith
10.1*	2021 Dolby Executive Bonus Plan	Form 8-K	001-32431	November 13, 2020
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*     Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 28, 2021

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)