Form 10-Q
period 2021-03-26
Dolby Laboratories, Inc.
filed 2021-05-04
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 26, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On April 23, 2021, the registrant had 65,253,071 shares of Class A common stock, par value $0.001 per share, and 36,107,779 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended March 26, 2021

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AFS	Available-For-Sale (Securities)
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
ATSC	Advanced Television Systems Committee
AVC	Advanced Video Coding
AVR	Audio/Video Receiver
CE	Consumer Electronics
CODM	Chief Operating Decision Maker
COGS	Cost Of Goods Sold
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVB	Digital Video Broadcasting
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General and Administrative
HD	High Definition
HDR	High-Dynamic Range
HDTV	High Definition Television
HE-AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
HTIB	Home Theater In-A-Box
IC	Integrated Circuit
IBR	Incremental Borrowing Rate
IP	Intellectual Property
LP	Limited Partner/Partnership
NOL	Net Operating Loss
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant, and Equipment
PSO	Performance-Based Stock Option
PSU	Performance-Based Restricted Stock Unit
R&D	Research and Development
ROU	Right-Of-Use
RSU	Restricted Stock Unit
S&M	Sales and Marketing
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
STB	Set-Top Box
TSR	Total Stockholder Return
UHD	Ultra-High Definition
U.S. GAAP	Generally Accepted Accounting Principles In The United States

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 26, 2021	September 25, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,104,570	$1,071,876
Restricted cash	8,926	8,103
Short-term investments	58,582	46,948
Accounts receivable, net of allowance for credit losses of $11,671 and $15,908	283,505	180,340
Contract assets, net of allowance for credit losses of $189 and $0	233,379	161,357
Inventories, net	14,881	25,550
Prepaid expenses and other current assets	47,305	53,022
Total current assets	1,751,148	1,547,196
Long-term investments	42,188	52,149
Property, plant, and equipment, net	542,702	541,963
Operating lease right-of-use assets	71,976	76,515
Intangible assets, net	136,944	152,431
Goodwill	338,235	336,945
Deferred taxes	135,551	118,881
Other non-current assets	87,546	91,245
Total assets	$3,106,290	$2,917,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,385	$12,617
Accrued liabilities	254,163	219,974
Income taxes payable	11,087	3,260
Contract liabilities	20,029	15,436
Operating lease liabilities	15,313	15,822
Total current liabilities	308,977	267,109
Non-current contract liabilities	23,369	24,342
Non-current operating lease liabilities	61,165	65,315
Other non-current liabilities	118,559	122,154
Total liabilities	512,070	478,920

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 65,206,586 shares issued and outstanding at March 26, 2021 and 64,167,725 at September 25, 2020	59	58
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,107,779 shares issued and outstanding at March 26, 2021 and 36,128,720 at September 25, 2020	41	41
Retained earnings	2,591,870	2,443,138
Accumulated other comprehensive loss	(4,039)	(10,594)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,587,931	2,432,643
Controlling interest	6,289	5,762
Total stockholders’ equity	2,594,220	2,438,405
Total liabilities and stockholders’ equity	$3,106,290	$2,917,325
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Revenue:
Licensing	$303,585	$328,865	$676,590	$586,548
Products and services	15,973	22,950	32,842	57,144
Total revenue	319,558	351,815	709,432	643,692

Cost of revenue:
Cost of licensing	16,060	13,243	29,006	25,585
Cost of products and services	16,318	23,587	38,676	48,560
Total cost of revenue	32,378	36,830	67,682	74,145

Gross margin	287,180	314,985	641,750	569,547

Operating expenses:
Research and development	65,808	60,086	129,580	117,736
Sales and marketing	78,046	88,485	153,491	183,603
General and administrative	59,398	60,800	113,852	113,329
Gain on sale of assets	—	—	(13,871)	—
Restructuring charges/(credits)	741	(331)	10,764	344
Total operating expenses	203,993	209,040	393,816	415,012

Operating income	83,187	105,945	247,934	154,535

Other income/(expense):
Interest income	962	4,721	1,936	9,653
Interest expense	(167)	(25)	(252)	(97)
Other income, net	1,385	138	2,711	1,142
Total other income	2,180	4,834	4,395	10,698

Income before income taxes	85,367	110,779	252,329	165,233
Provision for income taxes	(9,022)	(22,105)	(33,294)	(27,968)
Net income including controlling interest	76,345	88,674	219,035	137,265
Less: net income attributable to controlling interest	(128)	(178)	(7,620)	(16)
Net income attributable to Dolby Laboratories, Inc.	$76,217	$88,496	$211,415	$137,249

Net income per share:
Basic	$0.75	$0.88	$2.09	$1.36
Diluted	$0.73	$0.86	$2.02	$1.33
Weighted-average shares outstanding:
Basic	101,464	100,854	101,090	100,595
Diluted	104,581	102,773	104,414	103,133

Related party rent expense:
Included in operating expenses	$(403)	$78	$(387)	$148
Included in net income attributable to controlling interest	$121	$327	$240	$221

Cash dividend declared per common share	$0.22	$0.22	$0.44	$0.44
Cash dividend paid per common share	$0.22	$0.22	$0.44	$0.44
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Net income including controlling interest	$76,345	$88,674	$219,035	$137,265
Other comprehensive income:
Currency translation adjustments gains/(losses), net of tax expense of ($35), ($40), $(507), and $0	(766)	(10,191)	7,402	(6,571)
Unrealized gains/(losses) on investments, net of tax benefit/(expense) of $44, $54, $46, and $(207)	(195)	273	(360)	(889)
Unrealized loss on cash flow hedges, net of tax benefit/(expense) of ($40), $37, $(330), and $0	(2,364)	(4,008)	(218)	(3,724)
Total other comprehensive income/(loss), net of tax	(3,325)	(13,926)	6,824	(11,184)

Total comprehensive income	73,020	74,748	225,859	126,081
Less: comprehensive (income)/loss attributable to controlling interest	(234)	193	(7,889)	178
Comprehensive income attributable to Dolby Laboratories, Inc.	$72,786	$74,941	$217,970	$126,259
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at December 25, 2020	$100	$—	$2,565,670	$(608)	$2,565,162	$6,055	$2,571,217
Net income	—	—	76,217	—	76,217	128	76,345
Other comprehensive income/(loss), net of tax	—	—	—	(3,431)	(3,431)	106	(3,325)
Stock-based compensation expense	—	24,413	—	—	24,413	—	24,413
Repurchase of common stock	(1)	(43,115)	(27,674)	—	(70,790)	—	(70,790)
Cash dividends declared and paid on common stock	—	—	(22,343)	—	(22,343)	—	(22,343)
Common stock issued under employee stock plans	—	19,834	—	—	19,834	—	19,834
Tax withholdings on vesting of restricted stock	1	(1,132)	—	—	(1,131)	—	(1,131)
Balance at March 26, 2021	$100	$—	$2,591,870	$(4,039)	$2,587,931	$6,289	$2,594,220

	Fiscal Year-To-Date Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at September 25, 2020	$99	$—	$2,443,138	$(10,594)	$2,432,643	$5,762	$2,438,405
Net income	—	—	211,415	—	211,415	7,620	219,035
Other comprehensive income, net of tax	—	—	—	6,555	6,555	269	6,824
Distributions to controlling interest	—	—	—	—	—	(7,362)	(7,362)
Stock-based compensation expense	—	50,726	—	—	50,726	—	50,726
Repurchase of common stock	(1)	(92,665)	(18,109)	—	(110,775)	—	(110,775)
Cash dividends declared and paid on common stock	—	—	(44,574)	—	(44,574)	—	(44,574)
Common stock issued under employee stock plans	2	71,155	—	—	71,157	—	71,157
Tax withholdings on vesting of restricted stock	—	(29,216)	—	—	(29,216)	—	(29,216)
Balance at March 26, 2021	$100	$—	$2,591,870	$(4,039)	$2,587,931	$6,289	$2,594,220

	Fiscal Quarter Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at December 27, 2019	$99	$—	$2,351,251	$(18,060)	$2,333,290	$5,411	$2,338,701
Net income	—	—	88,496	—	88,496	178	88,674
Other comprehensive loss, net of tax	—	—	—	(13,555)	(13,555)	(371)	(13,926)
Stock-based compensation expense	—	20,951	—	—	20,951	—	20,951
Repurchase of common stock	(1)	(49,751)	(21,917)	—	(71,669)	—	(71,669)
Cash dividends declared and paid on common stock	—	—	(22,255)	—	(22,255)	—	(22,255)
Common stock issued under employee stock plans	1	29,612	—	—	29,613	—	29,613
Tax withholdings on vesting of restricted stock	—	(812)	—	—	(812)	—	(812)
Balance at March 27, 2020	$99	$—	$2,395,575	$(31,615)	$2,364,059	$5,218	$2,369,277

	Fiscal Year-To-Date Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at September 27, 2019	$99	$—	$2,327,877	$(20,625)	$2,307,351	$5,679	$2,313,030
Net income	—	—	137,249	—	137,249	16	137,265
Other comprehensive loss, net of tax	—	—	—	(10,990)	(10,990)	(194)	(11,184)
Distributions to controlling interest	—	—	—	—	—	(283)	(283)
Stock-based compensation expense	—	43,565	—	—	43,565	—	43,565
Repurchase of common stock	(1)	(76,456)	(25,215)	—	(101,672)	—	(101,672)
Cash dividends declared and paid on common stock	—	—	(44,336)	—	(44,336)	—	(44,336)
Common stock issued under employee stock plans	1	53,985	—	—	53,986	—	53,986
Tax withholdings on vesting of restricted stock	—	(21,094)	—	—	(21,094)	—	(21,094)
Balance at March 27, 2020	$99	$—	$2,395,575	$(31,615)	$2,364,059	$5,218	$2,369,277
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	March 26, 2021	March 27, 2020
Operating activities:
Net income including controlling interest	$219,035	$137,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,399	40,212
Stock-based compensation	50,726	43,565
Amortization of premium on investments	697	334
Provision/(benefit) for credit losses	(65)	2,955
Deferred income taxes	(16,992)	(15,141)
Gain on sale of assets	(13,871)	—
Other non-cash items affecting net income	(1,847)	3,753
Changes in operating assets and liabilities:
Accounts receivable, net	(102,791)	(60,870)
Contract assets	(72,197)	(28,086)
Inventories	10,398	(5,376)
Operating lease right-of-use assets	6,809	(20,102)
Prepaid expenses and other assets	10,552	(16,068)
Accounts payable and accrued liabilities	26,926	(21,431)
Income taxes, net	9,982	13,238
Contract liabilities	3,589	452
Operating lease liabilities	(6,987)	20,099
Other non-current liabilities	(5,735)	2,100
Net cash provided by operating activities	165,628	96,899

Investing activities:
Purchases of investment securities	(26,449)	(167,292)
Proceeds from sales of investment securities	4,594	109,907
Proceeds from maturities of investment securities	18,620	54,599
Purchases of property, plant, and equipment	(28,887)	(41,782)
Proceeds from sale of assets	16,365	—
Purchase of intangible assets	—	(2,640)
Net cash used in investing activities	(15,757)	(47,208)

Financing activities:
Proceeds from issuance of common stock	71,157	53,986
Repurchase of common stock	(110,775)	(101,672)
Payment of cash dividend	(44,574)	(44,336)
Distribution to controlling interest	(7,362)	(283)
Shares repurchased for tax withholdings on vesting of restricted stock	(29,216)	(21,094)
Payment related to prior purchases of intangible assets	—	(91)
Payment of deferred consideration for prior business combination	—	(3,000)
Net cash used in financing activities	(120,770)	(116,490)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	4,416	(4,350)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	33,517	(71,149)
Cash, cash equivalents, and restricted cash at beginning of period	1,079,979	805,593
Cash, cash equivalents, and restricted cash at end of period	$1,113,496	$734,444

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$29,584	$35,096

Non-cash investing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$1,799	$(4,914)
Purchase consideration payable for intangibles	$—	$260
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
The results for the fiscal quarter ended March 26, 2021 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 24, 2021.
Principles of Consolidation
The unaudited interim condensed consolidated financial statements include the accounts of Dolby Laboratories, Inc. ("Dolby") and our wholly owned subsidiaries. In addition, we have consolidated the financial results of jointly owned affiliated companies in which our principal stockholder has a controlling interest. We report these controlling interests as a separate line in our condensed consolidated statements of operations as net income attributable to controlling interest and in our condensed consolidated balance sheets as a controlling interest. We eliminate all intercompany accounts and transactions upon consolidation.
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
Additional significant items subject to such estimates and assumptions include ESPs for performance obligations within revenue arrangements; allowances for credit losses for accounts receivable; carrying values of inventories and certain PP&E, goodwill and intangible assets; fair values of investments; accrued liabilities including liabilities for unrecognized tax benefits, deferred income tax assets and liabilities, and stock-based compensation. Actual results could differ from our estimates.
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended March 26, 2021 and March 27, 2020. Our fiscal year ending September 24,

2021 (fiscal 2021) and our fiscal year ended September 25, 2020 (fiscal 2020) both consist of 52 weeks. Our fiscal year ending September 30, 2022 (fiscal 2022) consists of 53 weeks.

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
B. Identification of Performance Obligations in a Contract
We generate revenue principally from the following sources, which represent performance obligations in our contracts with customers:
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
•Equipment Leases. We collaborate with established cinema exhibitors to offer Dolby Cinema, a branded premium cinema offering for movie audiences by leasing equipment and licensing our IP. We also lease hardware that facilitates the Dolby conferencing experience, including the Dolby Conference Phone, and the Dolby Voice Room solution.
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
D. Allocation of Transaction Price to Distinct Performance Obligations in a Contract
For our sales-based royalties where the license is the predominant item to which the royalties relate, we present all revenue as licensing.
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
Once the transaction price, including any variable consideration, has been determined, we allocate the transaction price to the performance obligations identified in the contract, and recognize revenue as or when control is transferred for each distinct performance obligation.
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
Initial fees from implementation licensees. Implementation licensees incorporate our technologies into their chipsets that, once approved by Dolby, are available for purchase by OEMs for use in end-user products. Implementation licensees only pay us a nominal initial fee on contract execution as consideration for the ongoing services that we provide to assist in their implementation process. Revenue from these initial fees is recognized ratably over the contractual term as a component of licensing revenue.
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the second quarter of fiscal 2021, we recorded a favorable adjustment of approximately $16 million, which was primarily related to October through December shipments and largely based on actual royalty statements received from licensees.
Fixed and guaranteed licensing fees.   In certain cases, our arrangements require the licensee to pay fixed, non-refundable fees. In these cases, control is transferred and fees are recognized upon the later of contract execution or the effective date. Additionally and separate from initial fees from implementation licensees, our sales- and usage-based licensing agreements include a nominal fee, which is also recognized at a point in time in which control of the IP has been transferred. Revenue from these arrangements is included as a component of licensing revenue.

Recoveries.   Through compliance efforts, we identify misreported licensed activity related to non-current periods. We may record a favorable or unfavorable revenue adjustment in connection with the findings from these compliance efforts generally upon resolution with the licensee through agreement of the findings, or upon receipt of the licensee’s correction statement. Revenue from these arrangements is included as a component of licensing revenue.
We undertake activities aimed at identifying potential unauthorized uses of our technologies, which when successful result in the recognition of revenue. Recoveries stem from third parties who agree to remit payments to us based on past use of our technology. In these scenarios, a legally binding contract did not exist at time of use of our technology, and therefore, we recognize revenue recoveries upon execution of the agreement as that is the point in time to which a contract exists and control is transferred. This revenue is classified as licensing revenue.
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
Via Administration Fee. We generate service fees for managing patent pools on behalf of third party patent owners through our wholly-owned subsidiary, Via Licensing Corporation ("Via"). As an agent to licensors in the patent pool, Via receives a share of the sales-based royalty that the patent pool licensors earn from licensees. As such, we apply the sales-based royalty exception as the service provided is directly related to the patent pool licensors’ provision of IP, which results in recognition based on estimates of the licensee’s quarter shipments that use the pool’s patents. In addition to sales-based royalties, Via also has contracts where the fees are fixed. The revenue share Via receives from licensors on fixed fee contracts is recognized over the term in which we are providing services associated with the fixed fee contract. We recognize our administrative fees net of the consideration paid to the patent licensors in the pool as licensing revenue.
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of March 26, 2021, we had $41.8 million of remaining performance obligations, 30% of which we expect to recognize as revenue in fiscal 2021, 26% in fiscal 2022, and the balance of 44% in fiscal years beyond 2022.
F. Disaggregation of revenue

The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	March 26, 2021		March 27, 2020		March 26, 2021		March 27, 2020
Licensing	$303,585	95%	$328,865	93%	$676,590	95%	$586,548	91%
Products and services	15,973	5%	22,950	7%	32,842	5%	57,144	9%
Total revenue	$319,558	100%	$351,815	100%	$709,432	100%	$643,692	100%
The following table presents the composition of our licensing revenue for all periods presented:

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Market	March 26, 2021		March 27, 2020		March 26, 2021		March 27, 2020
Broadcast	$104,813	35%	$128,677	39%	$244,113	36%	$230,810	39%
Mobile	65,673	22%	75,697	23%	171,296	25%	110,178	19%
CE	48,284	16%	49,199	15%	100,205	15%	98,044	17%
PC	51,104	17%	45,791	14%	83,839	12%	77,634	13%
Other	33,711	10%	29,501	9%	77,137	12%	69,882	12%
Total licensing revenue	$303,585	100%	$328,865	100%	$676,590	100%	$586,548	100%
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue By Geographic Location	March 26, 2021		March 27, 2020		March 26, 2021		March 27, 2020
United States	$153,267	48%	$186,586	53%	$254,341	36%	$294,213	46%
International	166,291	52%	165,229	47%	455,091	64%	349,479	54%
Total revenue	$319,558	100%	$351,815	100%	$709,432	100%	$643,692	100%
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
Our contract liabilities consist of advance payments and billings in advance of performance, deferred revenue that is typically satisfied within one year, and deferred interest where we have significant financing. The non-current portion of contract liabilities is separately disclosed in our condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In the second quarter of fiscal 2021, we recognized $7.3 million from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands):

	March 26, 2021	September 25, 2020	Change ($)	Change (%)
Accounts receivable, net	$283,505	$180,340	$103,165	57%
Contract assets, net	233,379	161,357	72,022	45%
Contract liabilities - current	20,029	15,436	4,593	30%
Contract liabilities - non-current	23,369	24,342	(973)	(4)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our condensed consolidated balance sheets as of March 26, 2021 and September 25, 2020 (amounts displayed in thousands).
Accounts Receivable and Contract Assets

	March 26, 2021	September 25, 2020
Trade accounts receivable	$171,383	$147,618
Accounts receivable from patent administration program licensees	123,793	48,630
Contract assets	233,568	161,357
Accounts receivable, gross and contract assets, gross	528,744	357,605
Less: allowance for credit losses	(11,860)	(15,908)
Total	$516,884	$341,697
Accounts receivable, gross includes unbilled accounts receivable balances of $118.2 million and $62.1 million as of March 26, 2021 and September 25, 2020, respectively, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to their patent administration programs.
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

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to G&A	Deductions	Ending Balance
For fiscal year ended:
September 25, 2020	$9,775	$7,689	$(1,556)	$15,908
March 26, 2021	15,908	(65)	(3,983)	11,860
Inventories

	March 26, 2021	September 25, 2020
Raw materials	$3,517	$3,770
Work in process	6,082	9,214
Finished goods	5,282	12,566
Total	$14,881	$25,550
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our condensed consolidated balance sheets. We have included $2.1 million and $2.6 million of raw materials inventory within other non-current assets in our condensed consolidated balance sheets as of March 26, 2021 and September 25, 2020, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

	March 26, 2021	September 25, 2020
Prepaid expenses	$20,078	$17,884
Other current assets	27,227	35,138
Total	$47,305	$53,022

In fiscal year 2019, management committed to a plan to sell a property, which included land and a building, after the lease on the property expired and we re-assessed the real estate needs of our business. This property was previously classified as held for sale and was included in other current assets on the condensed consolidated balance sheets, with a carrying value of $2.2 million as of September 25, 2020. In the first quarter of fiscal 2021, we finalized the sale on this property, and as a result, we realized a gain of $13.9 million, which was recorded to gain on sale of assets on the condensed consolidated statements of operations. The property was 51% owned by the controlling interest, therefore 51% of the gain realized in gain on sale of assets has been attributed to the controlling interest.
Accrued Liabilities

	March 26, 2021	September 25, 2020
Amounts payable to patent administration program partners	$79,089	$60,427
Accrued compensation and benefits	97,296	89,684
Accrued professional fees	11,541	10,344
Unpaid property, plant, and equipment additions	16,444	15,102
Accrued customer refunds	4,824	10,053
Accrued market development funds	19,860	6,612
Other accrued liabilities	25,109	27,752
Total	$254,163	$219,974
Other Non-Current Liabilities

	March 26, 2021	September 25, 2020
Supplemental retirement plan obligations	$4,447	$4,181
Non-current tax liabilities (1)	88,222	85,943
Other liabilities	25,890	32,030
Total	$118,559	$122,154
(1)    Refer to Note 12 “Income Taxes” for additional information related to our tax liabilities.

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

	March 26, 2021
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$791,545	$—	$—	$791,545	$791,545	$—	$—
Cash equivalents:
Money market funds	312,685	—	—	312,685	312,685	—	—
Government bonds	340	—	—	340	340	—	—
Cash and cash equivalents	1,104,570	—	—	1,104,570	1,104,570	—	—

Short-term investments:
Certificate of deposit	1,825	—	—	1,825	—	1,825	—
U.S. agency securities	1,397	20	—	1,417	—	1,417	—
Government bonds	1,645	11	—	1,656	100	1,556	—
Commercial paper	6,079	2	—	6,081	—	6,081	—
Corporate bonds	24,461	116	(3)	24,574	—	24,574	—
Municipal debt securities	22,925	105	(1)	23,029	—	23,029	—
Short-term investments	58,332	254	(4)	58,582	100	58,482	—

Long-term investments:
Certificate of deposit	630	—	—	630	—	630	—
U.S. agency securities	1,961	19	(1)	1,979	—	1,979	—
Government bonds	7,731	56	(6)	7,781	1,627	6,154	—
Corporate bonds	19,477	186	(11)	19,652	—	19,652	—
Municipal debt securities	8,387	82	(1)	8,468	—	8,468	—
Other long-term investments (1)	3,678	—	—	3,678	—	—	—
Long-term investments	41,864	343	(19)	42,188	1,627	36,883	—

Total cash, cash equivalents, and investments	$1,204,766	$597	$(23)	$1,205,340	$1,106,297	$95,365	$—

Investments held in supplemental retirement plan:
Assets	$4,545	$—	$—	$4,545	$4,545	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,545	$—	$—	$4,545	$4,545	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$4,977	$—	$4,977	$—	$4,977	$—
Liabilities: Included in other accrued liabilities	—	—	(112)	(112)	—	(112)	—
(1)Other long-term investments as of March 26, 2021 is comprised of one equity method investment which is not carried at fair value of $3.7 million.

	September 25, 2020
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$856,740	$—	$—	$856,740	$856,740	$—	$—
Cash equivalents:
Commercial paper	900	—	—	900	—	900	—
Money market funds	214,111	—	—	214,111	214,111	—	—
Government bonds	125	—	—	125	125	—	—
Cash and cash equivalents	1,071,876	—	—	1,071,876	1,070,976	900	—

Short-term investments:
Certificate of deposit	2,277	1	—	2,278	—	2,278	—
U.S. agency securities	999	12	—	1,011	—	1,011	—
Government bonds	5,118	47	—	5,165	1,370	3,795	—
Commercial paper	4,727	4	—	4,731	—	4,731	—
Corporate bonds	18,754	87	(3)	18,838	—	18,838	—
Municipal debt securities	14,828	97	—	14,925	—	14,925	—
Short-term investments	46,703	248	(3)	46,948	1,370	45,578	—

Long-term investments:
U.S. agency securities	2,214	56	—	2,270	—	2,270	—
Government bonds	5,137	80	—	5,217	1,633	3,584	—
Corporate bonds	24,657	419	(7)	25,069	—	25,069	—
Municipal debt securities	15,220	203	(6)	15,417	—	15,417	—
Other long-term investments (1)	4,176	—	—	4,176	—	—	—
Long-term investments	51,404	758	(13)	52,149	1,633	46,340	—

Total cash, cash equivalents, and investments	$1,169,983	$1,006	$(16)	$1,170,973	$1,073,979	$92,818	$—

Investments held in supplemental retirement plan:
Assets	$4,279	$—	$—	$4,279	$4,279	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,279	$—	$—	$4,279	$4,279	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$4,267	$—	$4,267	$—	$4,267	$—
Assets: included in other non-current assets	—	369	—	369	—	369	—
Liabilities: Included in other accrued liabilities	—	—	(79)	(79)	—	(79)	—

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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months as of March 26, 2021 and September 25, 2020 (in thousands):

	March 26, 2021		September 25, 2020
	Less Than 12 Months		Less Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$630	$—	$—	$—
U.S. agency securities	555	(1)	—	—
Government bonds	3,929	(6)	—	—
Corporate bonds	14,261	(13)	7,076	(10)
Municipal debt securities	5,747	(2)	2,505	(6)
Total	$25,122	$(22)	$9,581	$(16)
As of March 26, 2021 and September 25, 2020, there were no gross unrealized losses and no AFS securities that were in an unrealized loss position for twelve months or greater. Although we had certain securities that were in an unrealized loss position for less than twelve months as of March 26, 2021 and September 25, 2020, we expect to recover the full carrying value of these securities. As a result, we do not consider any portion of the unrealized losses at either March 26, 2021 or September 25, 2020 to represent an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of March 26, 2021 and September 25, 2020, which are recorded within cash equivalents and both short and long-term investments in our condensed consolidated balance sheets (in thousands):

	March 26, 2021		September 25, 2020
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$371,358	$371,608	$261,839	$262,085
Due in 1 to 2 years	23,164	23,459	29,328	29,814
Due in 2 to 5 years	15,021	15,050	17,900	18,159
Total	$409,543	$410,117	$309,067	$310,058

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our condensed consolidated statements of operations.
As of March 26, 2021 and September 25, 2020, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	March 26, 2021	September 25, 2020
Land	$42,047	$41,955
Buildings and building improvements	283,357	283,617
Leasehold improvements	84,830	83,764
Machinery and equipment	124,644	126,942
Computer equipment and software	244,946	230,800
Furniture and fixtures	32,476	31,845
Equipment provided under operating leases	207,506	199,561
Construction-in-progress	28,488	19,545
Property, plant, and equipment, gross	1,048,294	1,018,029
Less: accumulated depreciation	(505,592)	(476,066)
Property, plant, and equipment, net	$542,702	$541,963

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
The components of lease expense were as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Lease cost
Operating lease cost	$4,953	$5,797	$9,747	$11,153
Variable lease cost	142	183	233	577
Total lease cost	$5,095	$5,980	$9,980	$11,730
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To Date Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$5,143	$5,525	$10,064	$10,766
Right-of-use assets obtained in exchange for operating lease obligations	883	16,044	1,719	28,860
Supplemental balance sheet information related to leases was as follows:

	March 26, 2021	September 25, 2020
Operating Leases
Weighted-average remaining lease term	6.2 years	6.5 years
Weighted-average discount rate	3.1%	3.1%

The following table presents the maturity analysis of lease liabilities (in thousands):

March 26, 2021
Operating Leases
Remainder of Fiscal 2021	$9,001
Fiscal 2022	16,502
Fiscal 2023	14,295
Fiscal 2024	13,279
Fiscal 2025	9,565
Thereafter	23,221
Total undiscounted lease payments	85,863
Less: imputed interest	(9,385)
Total lease liabilities	$76,478
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
Assets provided under an operating lease are carried at cost within property, plant and equipment, net on the condensed consolidated balance sheets, and depreciated over the useful life of the asset using the straight-line method. Fixed operating lease payments are recognized on a straight-line basis over the lease term to other income for our real estate property and to revenue for all other leases. Variable lease payments received under our Dolby Cinema operating leases are computed as shares of lessees' box office revenue and recognized to revenue in the period that box office sales occur. Lease incentive payments we make to lessees are amortized as a reduction in revenue over the lease term. The components of lease income were as follows (in millions):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Operating Lease Income
Variable operating lease income	$1.3	$3.8	$0.8	$11.1
Fixed operating lease income	1.1	0.8	2.2	1.5
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment was determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $0.8 million and $0.7 million as of March 26, 2021 and September 25, 2020, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease. We also recognize variable lease payments, if any, which are not material and not included in the net investment in the lease.

The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	March 26, 2021
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2021	$1,342	$1,610
Fiscal 2022	2,690	1,624
Fiscal 2023	2,611	1,623
Fiscal 2024	1,049	810
Fiscal 2025	394	397
Thereafter	1,704	396
Total undiscounted cash flows	$9,790	6,460
Less: present value of lease payments (recognized as lease receivables)		(5,155)
Difference		$1,305

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 25, 2020	$336,945
Translation adjustments	1,290
Balance at March 26, 2021	$338,235
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	March 26, 2021			September 25, 2020
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$342,807	$(220,006)	$122,801	$342,637	$(206,123)	$136,514
Customer relationships	64,746	(50,807)	13,939	64,740	(49,062)	15,678
Other intangibles	22,976	(22,772)	204	22,969	(22,730)	239
Total	$430,529	$(293,585)	$136,944	$430,346	$(277,915)	$152,431
During fiscal 2020, we purchased various patents for purchase consideration of $2.9 million, and upon acquisition, these intangible assets had a weighted-average useful life of 14.0 years. These intangible assets facilitate our R&D efforts, technologies, and potential product offerings.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our condensed consolidated statements of operations. Amortization expense was $7.3 million and $7.6 million in the second quarter of fiscal 2021 and 2020, respectively, and $14.6 million and $14.8 million in the fiscal year-to-date period ended March 26, 2021 and March 27, 2020, respectively. As of March 26, 2021, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2021	$15,448
2022	28,291
2023	23,923
2024	21,894
2025	6,840
Thereafter	40,548
Total	$136,944

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of March 26, 2021, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of March 26, 2021, we had 65,206,586 shares of Class A common stock and 36,107,779 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
On December 15, 2018, we granted PSOs to our executive officers exercisable for an aggregate of 241,100 shares at the target award amount, which would be exercisable up to an aggregate of 301,375 shares at 125% of the target award amount. As of March 26, 2021, PSOs which would be exercisable for an aggregate of 755,687 shares at the target award amount (815,962 shares at up to 125% of the target award amount) were outstanding.
The following table summarizes information about stock options issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 25, 2020	6,599	$53.30
Grants	283	92.08
Exercises	(1,371)	46.19
Forfeitures and cancellations	(9)	62.36
Options outstanding at March 26, 2021	5,502	57.05	6.12	$225,563
Options vested and expected to vest at March 26, 2021	5,313	56.51	6.04	221,624
Options exercisable at March 26, 2021	3,572	$50.31	5.12	$171,130
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on March 26, 2021 of $98.22 and excludes the impact of options that were not in-the-money.
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
Performance-Based Restricted Stock Units (PSUs).    In the first quarter of fiscal 2020, we began granting PSUs to our executive officers with shares of our Class A common stock underlying such awards. The terms of the PSU Agreement adopted in the first quarter fiscal 2020 provide for the grant of PSUs to our executive officers contingent on Dolby's achievement of annualized TSR targets measured against a comparator index over a three-year performance period following the date of grant. Anywhere from 0% to 200% of eligible restricted stock units may vest based on achievement of the performance conditions at the end of the three-year performance period.
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
The following table summarizes information about RSUs issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 25, 2020	2,979	$62.70
Granted	1,383	89.75
Vested	(1,012)	60.18
Forfeitures	(90)	65.54
Non-vested at March 26, 2021	3,260	$74.88
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended	Fiscal Year-To-Date Ended
	March 27, 2020	March 26, 2021	March 27, 2020
Expected term (in years)	4.91	4.88	4.91
Risk-free interest rate	0.6%	0.4%	1.7%
Expected stock price volatility	25.8%	28.7%	24.0%
Dividend yield	1.3%	1.1%	1.3%
There were no stock options granted during the second quarter of fiscal 2021.
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
The following two tables separately present stock-based compensation expense both by award type and classification in our condensed consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Compensation expense
Stock options	$3,224	$3,974	$7,710	$8,520
Restricted stock units	19,853	15,850	40,246	32,817
Employee stock purchase plan	1,336	1,127	2,770	2,228
Total stock-based compensation	24,413	20,951	50,726	43,565
Benefit from income taxes	(3,859)	(3,521)	(8,071)	(7,115)
Total stock-based compensation, net of tax	$20,554	$17,430	$42,655	$36,450

Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Compensation expense
Cost of products and services	$489	$507	$1,123	$1,050
Research and development	7,190	6,179	15,123	13,166
Sales and marketing	9,110	7,702	$18,906	$15,876
General and administrative	7,624	6,563	15,574	13,473
Total stock-based compensation expense	24,413	20,951	50,726	43,565
Benefit from income taxes	(3,859)	(3,521)	(8,071)	(7,115)
Total stock-based compensation, net of tax	$20,554	$17,430	$42,655	$36,450
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above, and was not material for the periods presented.

Unrecognized Compensation Expense.    As of March 26, 2021, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $22.5 million, which is expected to be recognized over a weighted-average period of 2.2 years. As of March 26, 2021, total unrecognized compensation expense associated with RSUs expected to vest was approximately $187.1 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of March 26, 2021 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Total	$2,000,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of March 26, 2021, the remaining authorization to purchase additional shares is approximately $76.4 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2021:

Quarterly Repurchase Activity	Shares Repurchased	Cost in thousands (1)	Average Price Paid Per Share (2)
Q1 - Quarter ended December 25, 2020	450,399	$39,985	$88.78
Q2 - Quarter ended March 26, 2021	757,019	70,790	93.51
Total	1,207,418	$110,775
(1)Cost of share repurchases includes the price paid per share and applicable commissions.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2021:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Estimated Dividend Payment(1)
Fiscal 2021
Q1 - Quarter ended December 25, 2020	January 28, 2021	February 9, 2021	February 19, 2021	$0.22	$22.4 million
Q2 - Quarter ended March 26, 2021	May 4, 2021	May 17, 2021	May 25, 2021	$0.22	$22.3 million
(1)The dividend payment amount is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

10. Accumulated Other Comprehensive Income
Other comprehensive income consists of three components: unrealized gains or losses on our AFS marketable investment securities, gains and losses on derivatives in cash flow hedge relationships not yet recognized in earnings, and the gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies. Until realized and reported as a component of net income, these comprehensive income items accumulate and are included within accumulated other comprehensive loss, a subsection within stockholders’ equity in our condensed consolidated balance sheets. Unrealized gains and losses on our investment securities are reclassified from AOCI into earnings when realized upon sale and are determined based on specific identification of securities sold. Unrealized gains and losses on our cash flow hedges are reclassified from AOCI into earnings when the hedged operating expenses are recognized which is also when the gains and losses are realized.

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended March 26, 2021				Fiscal Year-To-Date Ended March 26, 2021
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$653	$6,115	$(7,376)	$(608)	$818	$3,969	$(15,381)	$(10,594)
Other comprehensive income/(loss) before reclassifications:
Unrealized losses	(423)	(4,974)	—	(5,397)	(607)	(3,910)	—	(4,517)
Foreign currency translation gains/(losses) (1)	—	—	(837)	(837)	—	—	7,640	7,640
Income tax effect - benefit/(expense)	52	116	(35)	133	56	65	(507)	(386)
Net of tax	(371)	(4,858)	(872)	(6,101)	(551)	(3,845)	7,133	2,737
Amounts reclassified from AOCI into earnings:
Realized gains (1)	184	2,650	—	2,834	201	4,022	—	4,223
Income tax effect - expense (2)	(8)	(156)	—	(164)	(10)	(395)	—	(405)
Net of tax	176	2,494	—	2,670	191	3,627	—	3,818
Net current-period other comprehensive income/(loss)	(195)	(2,364)	(872)	(3,431)	(360)	(218)	7,133	6,555
Ending Balance	$458	$3,751	$(8,248)	$(4,039)	$458	$3,751	$(8,248)	$(4,039)

	Fiscal Quarter Ended March 27, 2020				Fiscal Year-To-Date Ended March 27, 2020
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$1,036	$284	$(19,380)	$(18,060)	$2,198	$—	$(22,823)	$(20,625)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	135	(4,078)	—	(3,943)	(2,074)	(3,763)	—	(5,837)
Foreign currency translation losses (1)	—	—	(9,780)	(9,780)	—	—	(6,377)	(6,377)
Income tax effect - benefit/(expense)	70	37	(40)	67	70	—	—	70
Net of tax	205	(4,041)	(9,820)	(13,656)	(2,004)	(3,763)	(6,377)	(12,144)
Amounts reclassified from AOCI into earnings:
Realized gains (1)	84	33	—	117	1,392	39	—	1,431
Income tax effect - expense (2)	(16)	—	—	(16)	(277)	—	—	(277)
Net of tax	68	33	—	101	1,115	39	—	1,154
Net current-period other comprehensive income/(loss)	273	(4,008)	(9,820)	(13,555)	(889)	(3,724)	(6,377)	(10,990)
Ending Balance	$1,309	$(3,724)	$(29,200)	$(31,615)	$1,309	$(3,724)	$(29,200)	$(31,615)
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
(2)The income tax benefit or expense is included within provision for income taxes in our condensed consolidated statements of operations.

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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$76,217	$88,496	$211,415	$137,249

Denominator:
Weighted-average shares outstanding—basic	101,464	100,854	101,090	100,595
Potential common shares from options to purchase common stock	2,102	1,471	1,980	1,591
Potential common shares from restricted stock units	939	408	1,258	905
Potential common shares from employee stock purchase plan	76	40	86	42
Weighted-average shares outstanding—diluted	104,581	102,773	104,414	103,133

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.75	$0.88	$2.09	$1.36
Diluted	$0.73	$0.86	$2.02	$1.33

Antidilutive awards excluded from calculation:
Stock options	283	3,446	159	3,035
Restricted stock units	2	72	47	40

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefits
As of March 26, 2021, the total amount of gross unrecognized tax benefits was $66.9 million, of which $44.6 million, if recognized, would reduce our effective tax rate. As of September 25, 2020, the total amount of gross unrecognized tax benefits was $60.7 million, of which $42.0 million, if recognized, would reduce our effective tax rate. The second quarter fiscal 2021 increase was primarily due to current year reserve and interest accruals. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our condensed consolidated balance sheets.
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Compared to the Federal statutory rate of 21%, our effective tax rate in the second quarter of fiscal 2021 was 10.6% or a tax expense of $9.0 million and our effective tax rate in the second quarter of fiscal 2020 was 20.0% or a tax expense of $22.1 million. The decrease in our effective tax rate was primarily due to a shift in the jurisdictional mix of revenue.
Our effective tax rate in the second quarter of fiscal 2021 year-to-date period was 13.2% or a tax expense of $33.3 million, compared to our Federal statutory rate of 21% and our effective tax rate in the second quarter of fiscal 2020 year-to-date period was 16.9% or a tax expense of $28.0 million. The decrease in our effective tax rate was primarily due to a shift in the jurisdictional mix of revenue and discrete benefit from stock-based compensation.

13. Restructuring
Restructuring charges recorded in our condensed consolidated statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.
Fiscal 2021 Restructuring Events.    In October 2020, we implemented a plan to reduce certain activities, such as exiting our conferencing hardware business, in order to focus our efforts on higher priority investment areas, and reduce the cost structure of our manufacturing operations. As a result, we recorded $9.4 million in restructuring costs in the year-to-date period ended March 26, 2021, primarily representing severance and other related benefits offered to approximately 100 employees that were impacted by this action. Actions related to this plan are expected to be completed by the end of fiscal 2021. The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs	Total
Balance at September 27, 2019	$128	$15,723	$15,851
Restructuring charges	—	1,821	1,821
Cash payments	(75)	(22,119)	(22,194)
Non-cash and other adjustments	(53)	4,575	4,522
Balance at September 25, 2020	$—	$—	$—
Restructuring charges	9,437	1,327	10,764
Cash payments and adjustments	(7,708)	(623)	(8,331)
Balance at March 26, 2021	$1,729	$704	$2,433
The activities during fiscal 2020 reflects the impact of our early exit of a leased facility and related strategic reorganization of our marketing function as a part of the fiscal 2019 restructuring plan.
Accruals for restructuring charges incurred for the restructuring plan described above are included within accrued liabilities in our condensed consolidated balance sheets, while restructuring charges are included within restructuring charges in our condensed consolidated statements of operations.

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

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of March 26, 2021 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Naming rights	$1,979	$8,015	$8,116	$8,219	$8,322	$61,277	$95,928
Purchase obligations	8,838	5,169	1,566	979	—	—	16,552
Donation commitments	2,052	1,740	44	44	44	114	4,038
Total	$12,869	$14,924	$9,726	$9,242	$8,366	$61,391	$116,518
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
Purchase Obligations.    Purchase obligations primarily consist of our commitments made under agreements to purchase goods and services related to Dolby Cinema and for purposes that include information technology and telecommunications, marketing and professional services, and manufacturing and other R&D activities.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that are subject to risks and uncertainties, including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; the effect of COVID-19 on our business; market growth opportunities and trends; our ability to maintain key partnership relationships; our plans, strategies and expected opportunities; future competition; our stock repurchase plan; and our dividend policy. Use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or similar expressions indicates a forward-looking statement. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in Part II, Item 1A, "Risk Factors." Such forward-looking statements are based on management's reasonable current assumptions and expectations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We disclaim any duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.
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

REVENUE GENERATION
We have active licensing arrangements with over 500 electronics product OEMs and software developers. As of March 26, 2021, we had approximately 14,500 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,300 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
Licensing
We license our technologies to a range of customers who incorporate them into their products for enhanced audio and imaging functionality whether it be at home, at work, on mobile devices, or at the cinema. Our key technologies are summarized in the table below. As it relates to AAC, HE-AAC, AVC, and HEVC, we jointly participate in patent licensing programs with other patent owners.

Technology	Description
AAC & HE-AAC	An advanced digital audio codec solution with higher bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby® AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos®	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos is an immersive experience that can be provided via multiple Dolby audio coding technologies.
Dolby Digital®	A digital audio coding technology that provides multichannel sound to a variety of media applications.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision®	An imaging technology combining high dynamic range and dynamic metadata to deliver higher color contrast, brighter contrast, and improved details for cinema and a wide range of media devices.
Dolby Voice®	An audio communications technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of our licensing business and revenue for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020	Main Offerings Incorporating Our Technologies
Broadcast	35%	39%	36%	39%	Televisions and STBs
Mobile	22%	23%	25%	19%	Smartphones and Tablets
CE	16%	15%	15%	17%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, DVDs, and HTIBs
PC	17%	14%	12%	13%	Windows and macOS operating systems
Other	10%	9%	12%	12%	Gaming consoles, Auto DVD, Dolby Cinema, and Dolby Voice
Total	100%	100%	100%	100%
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
Implementation licensees incorporate our technologies into their chipsets that, once approved by Dolby, are available for purchase from implementation licensees by OEMs for use in end-user products. Implementation licensees only pay us a nominal initial fee on contract execution as consideration for the ongoing services that we provide to assist in their implementation process. Revenue from these initial fees is recognized ratably over the contractual term as a component of licensing revenue.

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
Dolby Voice: Historically, we have entered into arrangements with audio and video conferencing providers where, in return for licensing our IP and know-how, we earned revenue based on access to our technology and services. During the first quarter of fiscal 2021, we decided to exit our conferencing hardware business and shifted our focus towards expanding the availability of Dolby Voice technology through software solutions and services.
Products and Services
We design and manufacture audio and imaging products for the cinema, television, broadcast, and entertainment industries. Distributed in approximately 90 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. Additionally, some of our Dolby Cinema arrangements involve fixed or minimum amounts, which are typically included in products sales. We also sell and lease hardware that facilitate the Dolby conferencing experience, though at reduced levels since we decided to exit our conferencing hardware business in the first quarter of fiscal 2021.
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

Key products from which we generate products revenue are summarized in the table below:

Product		Description
Cinema	Cinema Imaging Products	Digital Cinema Servers used to load, store, decrypt, decode, watermark, and playback digital film files for presentation on digital cinema projectors and software used to encrypt, encode, and package digital media files for distribution.
	Cinema Audio Products	Cinema Processors, amplifiers, and loudspeakers used to decode, render, and optimally playback digital cinema soundtracks including those using Dolby Atmos.
Other	Dolby Conference Phone	An integral hardware component of the Dolby Voice conferencing solution that enhances full-room voice capture, spatial voice separation, and playback.
	Dolby Voice Room	Video conferencing solution for huddle rooms and conference rooms that combines a camera product with the Dolby Conference Phone and Dolby Voice technology.
	Other Products	3-D glasses and kits, broadcast hardware and software used to encode, transmit, and decode multiple channels of high quality audio for DTV and HDTV distribution, monitors, accessibility solutions for hearing and visually impaired consumers, and Dolby.io
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
COVID-19 has triggered worldwide shutdowns, job losses, and other disruptions which in turn have negatively affected the global economy, including consumer purchasing activity. Because Dolby technologies are featured in a wide array of electronic products that are primarily purchased by consumers, our revenue for certain consumer products has been negatively affected by COVID-19, although we have experienced heightened demand for certain consumer products that feature our technologies, including TVs and PCs, during the pandemic. It is unclear how demand for these consumer products may change relative to demand levels experienced during the pandemic. The issues and circumstances relating to COVID-19 continue to change rapidly and are difficult to predict. We continue to monitor the evolving situation and the impact on our business.
The outbreak of COVID-19 has also affected many of our partners, resulting in the disruption of consumer products' supply chains, shortages of certain semiconductor components, and delays in shipments, product development, and product launches. Consumer demand for products that include our technologies may continue to be negatively impacted due to economic uncertainty resulting from COVID-19. These factors have resulted in decreased revenue pertaining to royalties on consumer devices and may cause delays in the adoption of our technologies by partners.
The overall cinema market has been adversely impacted by COVID-19 shelter-in-place and social distancing mandates. Our exhibition partners and customers have had to either partially or fully discontinue operations. This has resulted in a significant reduction in box office receipts at Dolby Cinema sites and lower demand for our cinema products and services. It remains uncertain when and where the cinemas will be able to operate at full capacity. Most cinema locations have been permitted to resume operations, but many such locations are operating under restricted capacity.
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
We expect COVID-19 will continue to have an impact for the foreseeable future, and has continued to negatively impact certain parts of the world, such as India. Our business operations and revenues have not been significantly impacted by the recent surge in COVID-19 infections in India. The degree of impact on our business will depend on several factors, such as the full duration and the extent of the pandemic, the actions taken by governments, businesses and consumers in response to the pandemic, and the rate and extent of vaccine distributions to the general population, all of which continue to evolve and remain uncertain at this time.
Further discussion of the potential impacts of COVID-19 on our business can be found in Part II, Item 1A "Risk Factors."
EXPANDING OUR LEADERSHIP IN AUDIO AND IMAGING EXPERIENCES
We are focused on expanding our leadership in audio and imaging solutions for premium entertainment content by increasing the number of Dolby experiences that people can enjoy, which will drive revenue growth across the markets we serve. We can also increase our value proposition and create opportunities by broadening Dolby technologies into new types of content, such as music and gaming. We are beginning to leverage our audio and imaging expertise to expand the reach of our technologies to address content beyond premium entertainment that can create new revenue generating opportunities. Following is a discussion of the key markets that we address and the various Dolby technologies and solutions that serve these markets.
LICENSING
The majority of our licensing revenue is derived from the licensing of audio and imaging technologies for premium entertainment playback. Our audio technologies are primarily comprised of DD+, Dolby Atmos, AC-4, and our AAC and HE-AAC technologies. Our imaging technologies are primarily comprised of Dolby Vision and our AVC and HEVC technologies. The following are certain highlights from our second quarter of fiscal 2021 and key challenges related to audio and imaging licensing, by market.
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
We partner with many TV OEMs to enable Dolby Vision and Dolby Atmos experiences within their TV lineups. Many such partners have continued to expand their support of the combined Dolby Vision and Dolby Atmos experience. We continue to expand our offerings within international markets, such as China and India. For example, in the second quarter of fiscal 2021, Hisense, Changhong, and Xiaomi in China, and India-based TCL, launched TVs that support Dolby Vision and Dolby Atmos. Hisense also recently launched its adoption of Dolby Vision IQ in their TVs. Dolby Vision IQ automatically adjusts the TV picture according to the surrounding light and the type of content being viewed, creating an enhanced viewing experience.
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
The breadth of mobile devices supporting Dolby technologies continues to increase globally. In the second quarter of fiscal 2021, Xiaomi launched its first smartphones supporting Dolby Vision and Dolby Atmos. Additionally, Samsung launched the latest Samsung Galaxy and OPPO launched its latest mobile phone model, both of which support Dolby Atmos. Also in the second quarter of fiscal 2021, Earshot became the first podcast platform to support Dolby Atmos.
Key Challenges: Growth in this market is dependent on several factors. Due to short product life cycles, mobile device OEMs can readily add or remove certain of our technologies from their devices. Our success depends on our ability to address the rapid pace of change in mobile devices, and we must continuously collaborate with mobile device OEMs to incorporate our technologies. We rely on a small number of partnerships with key participants in the mobile market. If we are unable to maintain these key relationships, we may experience a decline in mobile devices incorporating our technologies. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Additionally, we must continue to support the development and distribution of Dolby-enabled content via various ecosystems. Further, COVID-19 continues to cause uncertainty about consumer demand for devices in the mobile market, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.

Consumer Electronics
Highlights: We have an established presence in the home entertainment market across devices such as AVRs, soundbars, smart speakers, DMAs, and Blu-Ray players, through the inclusion of our DD+ technology, and increasingly through the inclusion of our Dolby Atmos technology. AAC and HE-AAC technologies also have broad adoption through our patent licensing programs.
In the second quarter of fiscal 2021, the breadth of devices in the home entertainment market supporting Dolby Atmos continued to expand, including soundbars such as the recently launched Samsung Q Series. In addition, content available in Dolby Vision and Dolby Atmos continued to grow in the second quarter of fiscal 2021, as many major streaming partners and services like Netflix, Disney+, Apple TV+, Amazon, and HBO Max continued to enable more content in Dolby Vision and Dolby Atmos, which increases our value proposition for adoption in more devices.
We continue to focus on expanding the availability of Dolby technologies to new devices and new forms of content such as music. In the second quarter of fiscal 2021, Hungama Music, one of India’s leading music streaming services, began supporting Dolby Atmos. In addition, Indian music label Saga Music recently announced that it plans to release new music using Dolby Atmos in the near future.
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
Personal Computers
Highlights: DD+ continues to enhance playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment. A number of PCs from partners such as Apple, Lenovo, Dell, and ASUS also support Dolby Vision and Dolby Atmos, with continued expansion of applications through music, streaming, and gaming, and through international markets.
Key Challenges: PC revenue from core audio technologies such as DD+ has been impacted by a decline in the portion of PCs that have optical disc functionality in recent years, which has resulted in a decline in our ASPs, and we expect this decline in ASPs to continue. We must continuously collaborate and maintain our key partnership relationships with PC manufacturers to incorporate our technologies, and we must continue to support the development and distribution of Dolby content via various ecosystems. Demand in the PC market has been positively impacted in recent quarters by work-from-remote policies due to COVID-19. It is unclear whether this heightened demand will be sustained. COVID-19 continues to cause uncertainty about the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
Other Markets
Highlights: DD+ is incorporated in the Xbox and PlayStation gaming consoles and streaming platforms for movie and television content. The most recent Xbox gaming console will support Dolby Vision and Dolby Atmos for streaming and gaming content. In the second quarter of fiscal 2021, Microsoft launched its new Xbox wireless headsets, which support Dolby Atmos.
We also generate revenue from the automotive industry primarily through disc playback devices as well as other elements of the entertainment system. In the second quarter of fiscal 2021, Lucid Motors announced that their upcoming Lucid Air model will be the first vehicle that features Dolby Atmos in its entertainment system.
Key Challenges: Consumer demand for devices in the gaming industry is impacted by anticipation of console refresh cycles. In addition, the gaming console market has competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base. These factors may impact our future revenue. If OEMs do not incorporate our technologies in current and future products, our revenue will face downward pressure. Further, COVID-19 continues to cause uncertainty about consumer demand for devices in the gaming industry, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
In addition to licensing revenue derived from the licensing of audio and imaging technologies into the markets discussed above, we offer our audio and imaging technologies to create Dolby experiences through Dolby Cinema.
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema. As of the end of the second quarter of fiscal 2021, we have over 260 Dolby Cinema locations established across 14 countries. The breadth of motion pictures for Dolby Cinema continues to grow with over 300 theatrical titles in Dolby Vision and Dolby Atmos having been announced or released from all of the major studios.
Key Challenges: Although the premium large format market for the cinema industry has been growing, Dolby Cinema competes with other existing offerings. Our success depends on our partners and their success, and our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering will be tied to global box office performance generally. COVID-19 has had, and is likely to continue to have, a significant effect on theatrical exhibition, which could impact the financial viability of our key partners. The response to COVID-19 including the closure of cinemas, shelter-in-place mandates and government-imposed social-distancing restrictions has had, and is likely to continue to have, a negative impact on our cinema-related revenue and consumer demand. Further, certain studios have delayed the release of a number of new movie titles and/or are shifting towards a direct-to-streaming model, which as a result, has negatively impacted the rate of new Dolby Cinema content. It is uncertain whether consumer demand for the cinema and other forms of indoor recreation will return to previous levels. In addition, as cinemas have begun reopening at limited capacity, exhibitor partners may decide to operate fewer screens in response to decreased attendance.
PRODUCTS AND SERVICES
A majority of our products and services revenue is derived from the sale of audio and imaging products for the cinema, television, broadcast, communication, and entertainment industries. Revenue from the sale of Dolby Conference Phones and Dolby Voice Room, a business which we are exiting, is included in products and services. Revenue from our recently launched developer platform, Dolby.io, is also included in products and services.
Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers and audio processors to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the second quarter of fiscal 2021, there are over 6,000 Dolby Atmos screens installed or committed and over 1,850 Dolby Atmos theatrical titles have been announced or released.
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
Additionally, the effects of COVID-19 such as the closure of cinemas, social distancing requirements, and shelter-in-place mandates have had, and are likely to continue to have, a negative impact on demand for cinema products and services. COVID-19 has also negatively impacted the financial health of our cinema customers and partners. If cinemas permanently close, our equipment may be available for resale on the secondary market, and erode the demand for new products. These conditions are likely to continue as government-imposed restrictions lift in certain locations.
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
Developer Platform Services
Highlights: We are focused on bringing our expertise in media and communications to a broader range of content and digital experiences. For example, we are increasing our engagement with new customers across different industries through our developer platform, Dolby.io, which enables developers to access our technologies through APIs. The initial offerings include media processing APIs for analyzing and improving the sound of recorded audio files, for example, and interactivity APIs for enabling developers to embed enhanced communications experiences within their applications.
Following the initial launch of Dolby.io, we have seen growing developer engagement with our media and interactivity APIs for use cases such as entertainment, online education and collaboration tools. For example, we have partnered with SoundCloud to incorporate our music mastering APIs within their online music distribution platform. Also, subsequent to the second quarter of fiscal 2021, we completed an integration with Box that embeds Dolby media APIs, that allows Box customers to enable their users to easily enhance the quality of their audio files.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the critical accounting policies from those included in our fiscal 2020 Annual Report on Form 10-K filed with the SEC, as per Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included therein.
RESULTS OF OPERATIONS
For each line item included on our interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the condensed consolidated financial statements for the quarters ended March 26, 2021 and March 27, 2020. Note that adjustments related to previously under-reported sales-based royalties as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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
Our cost of licensing consists mainly of amortization of certain purchased intangible assets and intangible assets acquired in business combinations, depreciation, third party royalty obligations, and patent pool fees.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	March 26, 2021	March 27, 2020	$	%	March 26, 2021	March 27, 2020	$	%
Revenue	$303,585	$328,865	$(25,280)	(8)%	$676,590	$586,548	$90,042	15%
Percentage of total revenue	95%	93%			95%	91%
Cost of licensing	16,060	13,243	2,817	21%	29,006	25,585	3,421	13%
Gross margin	287,525	315,622	(28,097)	(9)%	647,584	560,963	86,621	15%
Gross margin percentage	95%	96%			96%	96%

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Market	March 26, 2021		March 27, 2020		March 26, 2021		March 27, 2020
Broadcast	$104,813	35%	$128,677	39%	$244,113	36%	$230,810	39%
Mobile	65,673	22%	75,697	23%	171,296	25%	110,178	19%
CE	48,284	16%	49,199	15%	100,205	15%	98,044	17%
PC	51,104	17%	45,791	14%	83,839	12%	77,634	13%
Other	33,711	10%	29,501	9%	77,137	12%	69,882	12%
Total licensing revenue	$303,585	100%	$328,865	100%	$676,590	100%	$586,548	100%
Current Quarter: Q2 2021 vs. Q2 2020

Factor	Revenue		Gross Margin
Broadcast	â	Lower revenue due to large recoveries in the prior year, partially offset by higher TV unit shipments especially in North America and Europe, and higher adoption of our technologies	ßà	No significant fluctuations
Mobile	â	Lower revenue from our patent licensing technologies, due to timing of contracts, partially offset by higher revenue from higher unit shipments
PC	á	Higher revenue from higher unit shipments due to demand from working from home conditions of COVID-19, as well as higher revenue from our patent licensing technologies, partially offset by recoveries that were higher in the prior year
Other	á	Higher gaming revenue primarily from gaming consoles and gaming headsets, and higher patent administration fees from Via Licensing
CE	ßà	No significant fluctuations

Year-To-Date: Q2 2021 vs. Q2 2020

Factor	Revenue		Gross Margin
Mobile	á	Higher revenue from our patent licensing technologies, as well as higher revenue from recoveries and higher unit shipments	ßà	No significant fluctuations
Broadcast	á	Higher revenue from increased adoption of our technologies, especially in Europe, and higher revenue from our patent licensing technologies, partially offset by lower recoveries
Other	á	Higher gaming revenue primarily from gaming consoles and higher patent administration fees from Via Licensing, partially offset by lower automotive recoveries
PC	á	Higher revenue from higher unit shipments due to demand from working from home conditions of COVID-19, partially offset by lower recoveries due to large settlements in the prior year
CE	ßà	No significant fluctuations
Products and Services
    Products revenue is generated from the sale of audio, imaging, and voice products for the cinema, television broadcast, communications, and consumer products industries. Also included in products revenue are amounts relating to certain Dolby Cinema arrangements that are considered sales-type leases that involve fixed or minimum fees. Cost of products includes materials, labor, manufacturing overhead, amortization of certain intangible assets, and certain third party royalty obligations.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products and Services	March 26, 2021	March 27, 2020	$	%	March 26, 2021	March 27, 2020	$	%
Revenue	$15,973	$22,950	$(6,977)	(30)%	$32,842	$57,144	$(24,302)	(43)%
Percentage of total revenue	5%	7%			5%	9%
Cost of products and services	16,318	23,587	(7,269)	(31)%	38,676	48,560	(9,884)	(20)%
Gross margin	(345)	(637)	292	(46)%	(5,834)	8,584	(14,418)	(168)%
Gross margin percentage	(2)%	(3)%			(18)%	15%
Current Quarter: Q2 2021 vs. Q2 2020

Factor	Revenue		Gross Margin
Products	â	Lower sales of cinema equipment attributable to COVID-19, and lower units of conferencing hardware products as a result of winding down that business	â	Lower revenue from Dolby Cinema and Dolby Voice product sales, partially offset by lower excess and obsolescence charges and lower COGS due to lower product sales
Services	ßà	No significant fluctuations	ßà	No significant fluctuations
Year-To-Date: Q2 2021 vs. Q2 2020

Factor	Revenue		Gross Margin
Products	â	Lower sales of cinema equipment attributable to COVID-19, and lower units of conferencing hardware products as a result of winding down that business	â	Lower revenue from Dolby Cinema and Dolby Voice product sales and lower absorption of manufacturing overhead partially offset by lower COGS due to lower product sales
Services	ßà	No significant fluctuations	â	Higher depreciation expense, and higher systems expenses to support increased efforts on interactivity APIs
Operating Expenses
Research and Development

R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 26, 2021	March 27, 2020	$	%	March 26, 2021	March 27, 2020	$	%
Research and development	$65,808	$60,086	$5,722	10%	$129,580	$117,736	$11,844	10%
Percentage of total revenue	21%	17%			18%	18%
Current Quarter: Q2 2021 vs. Q2 2020

Category	Key Drivers
Compensation & Benefits	á	Higher costs of $4.0 million due to higher incentive compensation in the current year
Year-To-Date: Q2 2021 vs. Q2 2020

Category	Key Drivers
Compensation & Benefits	á	Higher costs of $5.8 million due to higher incentive compensation, as well as increased headcount, in the current year
Fringe benefits	á	Higher costs of $2.3 million primarily due to increased employee compensation
Travel	â	Lower costs of $2.3 million for company travel due to COVID-19 travel restrictions
Taxes and Insurance	á	Higher costs of $2.2 million due to a property tax credit recorded in the prior year that did not repeat in the current period
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 26, 2021	March 27, 2020	$	%	March 26, 2021	March 27, 2020	$	%
Sales and marketing	$78,046	$88,485	$(10,439)	(12)%	$153,491	$183,603	$(30,112)	(16)%
Percentage of total revenue	24%	25%			22%	29%
Current Quarter: Q2 2021 vs. Q2 2020

Category	Key Drivers
Marketing Programs	â	Lower costs of $9.5 million related to fewer marketing programs due to timing of marketing campaign activities in the prior year that did not reoccur, and due to COVID-19
Travel	â	Lower costs of $5.1 million for company travel and tradeshows due to COVID-19 travel restrictions
Compensation & Benefits	á	Higher costs of $3.4 million due to higher incentive compensation in the current year
Year-To-Date: Q2 2021 vs. Q2 2020

Category	Key Drivers
Marketing Programs	â	Lower costs of $28.8 million related to fewer marketing programs due to timing of marketing campaign activities in the prior year that did not reoccur, and due to COVID-19
Travel	â	Lower costs of $9.8 million for company travel and tradeshows due to COVID-19 travel restrictions
Compensation & Benefits	á	Higher costs of $5.0 million due to higher incentive compensation in the current year
Legal, Professional, & Consulting	â	Lower costs of $3.6 million due to lower legal enforcement activity
General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 26, 2021	March 27, 2020	$	%	March 26, 2021	March 27, 2020	$	%
General and administrative	$59,398	$60,800	$(1,402)	(2)%	$113,852	$113,329	$523	—%
Percentage of total revenue	19%	17%			16%	18%
Current Quarter: Q2 2021 vs. Q2 2020

Category	Key Drivers
Compensation & Benefits	á	Higher costs of $2.6 million due to higher incentive compensation in the current year
Fringe benefits	â	Lower costs of $1.8 million primarily due to a lower fringe benefit expenses, and due to changes in nature of local business taxes
Legal, Professional, & Consulting	â	Lower costs of $1.7 million due to lower legal expenses
Year-To-Date: Q2 2021 vs. Q2 2020

Category	Key Drivers
Taxes and Insurance	á	Higher costs of $4.1 million due to a property tax credit recorded in the prior year that did not repeat in the current period
Compensation & Benefits	á	Higher costs of $3.8 million due to higher incentive compensation in the current year
Fringe benefits	â	Lower costs of $3.8 million primarily due to changes in nature of local business taxes, and lower fringe benefits
Bad Debt Expense	â	Lower costs of $3.0 million primarily due to net increase in collections in the current year
Gain on Sale of Assets

	Fiscal Year-To-Date Ended		Change
	March 26, 2021	March 27, 2020	$	%
Gain on sale of assets	$(13,871)	$—	$(13,871)	(100)%
Percentage of total revenue	(2)%	—%
Year-To-Date: Q2 2021 vs. Q2 2020
In fiscal year 2019, management committed to a plan to sell a property, which included land and a building, after the lease on the property expired and we re-assessed the real estate needs of our business. This property had a carrying value of $2.2 million as of September 25, 2020. In the first quarter of fiscal 2021, we finalized the sale of this property, and as a result, we realized a gain of $13.9 million, which was recorded to gain on sale of assets on the condensed consolidated statements of operations. Refer to "Net Income Attributable to Controlling Interest" section below for more information.
Restructuring Charges/(Credits)
Restructuring charges recorded as operating expenses in our condensed consolidated statement of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. The extent of our costs arising as a result of these actions, including fluctuations in related balances between fiscal periods, is based on the nature of activities under the various plans.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 26, 2021	March 27, 2020	$	%	March 26, 2021	March 27, 2020	$	%
Restructuring charges/(credits)	$741	$(331)	$1,072	(324)%	$10,764	$344	$10,420	3,029%
Percentage of total revenue	—%	—%			2%	—%
Year-To-Date: Q2 2021 vs. Q2 2020
Restructuring charges recorded in the year-to-date period ended March 26, 2021 of $9.4 million were incurred in relation to our fiscal 2021 plan to reduce certain activities, such as exiting our conferencing hardware business, in order to focus our efforts on higher priority investment areas, and reduce the cost structure of our manufacturing operations. These costs represented severance and related benefits that were offered to approximately 100 employees that were impacted by this action. For additional information on our Restructuring programs, see Note 13 "Restructuring" to our unaudited interim condensed consolidated financial statements.

Other Income/Expense
Other income/expense primarily consists of interest income earned on cash and investments and the net gains or losses from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 26, 2021	March 27, 2020	$	%	March 26, 2021	March 27, 2020	$	%
Other income	$2,180	$4,834	$(2,654)	(55)%	$4,395	$10,698	$(6,303)	(59)%
Percentage of total revenue	1%	1%			1%	2%
Current Quarter: Q2 2021 vs. Q2 2020

Category	Key Drivers
Interest Income	â	Lower yields of $3.8 million on current year investment balances due to decreased interest rates
Year-To-Date: Q2 2021 vs. Q2 2020

Category	Key Drivers
Interest Income	â	Lower yields of $7.7 million on current year investment balances due to decreased interest rates
Income Taxes
Our effective tax rate is based on our annual fiscal year results and is affected each period-end by several factors. These factors include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions, as well as discrete items such as changes to our uncertain tax positions that may occur in, but are not necessarily consistent between, periods. For additional information related to effective tax rates, see Note 12 “Income Taxes” to our unaudited interim condensed consolidated financial statements.

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Provision for income taxes	$(9,022)	$(22,105)	$(33,294)	$(27,968)
Effective tax rate	10.6%	20.0%	13.2%	16.9%
Current Quarter: Q2 2021 vs. Q2 2020

Factor	Impact On Effective Tax Rate
Foreign Operations	â	Higher benefit of (8.0%) from foreign earned income
Stock-based Compensation	â	Higher benefit of (1.5%) related to the settlement of stock-based awards
Year-To-Date: Q2 2021 vs. Q2 2020

Factor	Impact On Effective Tax Rate
Stock-based Compensation	â	Higher benefit of (1.3%) related to the settlement of stock-based awards
Foreign Operations	â	Higher benefit of (1.3%) from foreign earned income
Uncertain Tax Benefits	â	Lower expense of (1.0%) in the current period due to lower accrued interest on uncertain tax positions
Net Income Attributable to Controlling Interest

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 26, 2021	March 27, 2020	$	%	March 26, 2021	March 27, 2020	$	%
Net income attributable to controlling interest	$(128)	$(178)	$50	(28)%	$(7,620)	$(16)	$(7,604)	47,525%
Percentage of total revenue	—%	—%			(1)%	—%
Year-To-Date: Q2 2021 vs. Q2 2020

In the first quarter of fiscal 2021, we finalized the sale of a property, which included land and building, and as a result, we recognized a gain of $13.9 million from this transaction, which was recorded to gain on sale of assets on the condensed consolidated statements of operations. The property was 51% owned by the controlling interest, and therefore 51% of the gain on sale of assets has been attributed to the controlling interest.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
As of March 26, 2021, we had cash and cash equivalents of $1,104.6 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $100.8 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities.
The following table presents selected financial information as of March 26, 2021 and September 25, 2020 (in thousands):

	March 26, 2021	September 25, 2020
Cash and cash equivalents	$1,104,570	$1,071,876
Short-term investments	58,582	46,948
Long-term investments	42,188	52,149
Accounts receivable, net	283,505	180,340
Accounts payable and accrued liabilities	262,548	232,591
Working capital	1,442,171	1,280,087
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
Quarterly Dividend Program. During fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. For fiscal 2021, quarterly dividends of $0.22 per share were paid on our Class A and Class B common stock to eligible stockholders of record.

Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the condensed consolidated statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (amounts displayed in thousands).
Operating Activities

	Fiscal Year-to-Date Ended
	March 26, 2021	March 27, 2020
Net cash provided by operating activities	$165,628	$96,899
Net cash provided by operating activities increased $68.7 million in the fiscal year-to-date period ended March 26, 2021 as compared to the fiscal year-to-date period ended March 27, 2020, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	á	Higher revenue and lower S&M expenses
Gain on Sale of Assets	â	Non-cash adjustment for the gain recognized on the sale of property that was 51% owned by the controlling interest
Investing Activities

	Fiscal Year-to-Date Ended
	March 26, 2021	March 27, 2020
Net cash used in investing activities	$(15,757)	$(47,208)
Net cash used in investing activities was $31.5 million lower in the fiscal year-to-date period ended March 26, 2021 as compared to the fiscal year-to-date period ended March 27, 2020, primarily due to the following:

Factor	Impact On Cash Flows
Purchase of Investments	á	Lower outflows for the purchase of marketable investment securities
Proceeds from Investments	â	Lower inflows from the sale and maturity of marketable investment securities
Sale of Assets	á	Higher inflows for the sale of property that was 51% owned by the controlling interest
Capital Expenditures	á	Lower expenditures for PP&E due to less Dolby Cinema screens being added
Financing Activities

	Fiscal Year-to-Date Ended
	March 26, 2021	March 27, 2020
Net cash used in financing activities	$(120,770)	$(116,490)
Net cash used in financing activities was $4.3 million higher in the fiscal year-to-date period ended March 26, 2021 as compared to the fiscal year-to-date period ended March 27, 2020, primarily due to the following:

Factor	Impact On Cash Flows
Common Stock Issuance	á	Higher inflows from employee stock option exercises
Share Repurchases	â	Higher outflows for common stock repurchases as part of our stock repurchase program
Shares Repurchased for Tax Withholdings	â	Higher outflows due to increased number of RSUs that vested, resulting in more shares withheld for taxes
Distribution to Controlling Interest	â	Higher outflows for distributions to controlling interest due to the sale of property that was 51% owned by the controlling interest
Contractual Obligations and Commitments
Since the end of our most recent fiscal year ended September 25, 2020, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business. For additional details regarding our contractual obligations, see Note 7 "Leases" and Note 15 "Commitments and Contingencies" to our unaudited interim condensed consolidated financial statements.

In the second quarter of fiscal 2021, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of March 26, 2021, we had cash and cash equivalents of $1,104.6 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $100.8 million, which consisted primarily of municipal debt securities, corporate bonds, government bonds, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At March 26, 2021, the weighted-average credit quality of our investment portfolio was AA, with a weighted-average maturity of approximately twelve months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of March 26, 2021, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $0.9 million and $0.5 million, respectively.
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
We also enter into forward currency contracts exclusively designated as cash flow hedges, which have a maturity of thirteen months or less, to reduce the impact of currency volatility on U.S. dollar operating expenses and margins. Our cash flow hedge program was entered into in fiscal 2019. The gains and losses from the effective portions of cash flow hedges are recorded at fair value as a component of AOCI, until the hedged item is subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings, with the corresponding hedged item. Amounts reclassified are recorded to the same line item in the condensed consolidated statements of operations as the impact of the hedge transaction, concurrently with the hedged costs.
The pre-tax loss attributed to the effective portion of cash flow hedges recognized in AOCI was $5.0 million in the second quarter of fiscal 2021 and was $3.9 million in the fiscal year-to-date period ended March 26, 2021. The pre-tax losses attributed to the effective portion of cash flow hedges recognized in AOCI were $4.1 million and $3.8 million in the second quarter of fiscal 2020 and in the fiscal year-to-date period ended March 27, 2020, respectively.
The pre-tax effective portion of gains reclassified to the condensed consolidated statements of operations was $2.7 million in the second quarter of fiscal 2021 and was $4.0 million in the fiscal year-to-date period ended March 26,

2021. The pre-tax effective portion of gains reclassified was not material in the second quarter of fiscal 2020 and in the fiscal year-to-date period ended March 27, 2020.
We also enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure and selected anticipated expenses. The contracts hedging receivables and payables are carried at fair value with changes in the fair value recorded to other income, net, in our condensed consolidated statements of operations. The contracts hedging foreign currency denominated operating expenses are carried at fair value with changes in the fair value recorded to other comprehensive income until the hedged expenses are reported in our condensed consolidated statements of operations.
As of March 26, 2021 and September 25, 2020, the outstanding derivative instruments had maturities of equal to or less than 10 months, and the total notional amounts of outstanding contracts were $94.4 million and $93.8 million, respectively.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of March 26, 2021. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $5.7 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $5.7 million.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ending March 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor the evolving COVID-19 pandemic to assess any impact it may have on the design and operating effectiveness of our internal control over financial reporting.

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
The spread of COVID-19 impacts several of our partners and has resulted in disruption of the supply chain of consumer products and delays in shipments, product development and product launches. In addition, consumer demand for certain products that include our technologies has been, and we expect to continue to be, negatively impacted due to economic uncertainty from COVID-19 and a decline in discretionary spending by consumers. These factors have resulted in decreased revenue pertaining to customer-shipment royalties. Further, these factors have and may continue to result in delays in the release of new products or services that contain our technologies by partners and licensees. These factors may also result in delays in royalty reporting by partners and licensees, and in cases where a partner or licensee’s financial condition has significantly worsened, we may have difficulty collecting or be unable to collect amounts owed to us. In addition, we have experienced heightened demand for certain consumer products that feature our technologies, including TVs and PCs, during the pandemic. It is unclear how demand for these products may change relative to demand levels during the pandemic.
The overall cinema market has been, and we expect to continue to be, adversely impacted by COVID-19 social distancing recommendations. Our exhibition partners and customers have had to either partially or fully discontinue operations. This has resulted, and we expect will continue to result, in a significant reduction in box office receipts at Dolby Cinema sites and lower demand for our cinema products and services. Though most cinema locations have been permitted to resume operations, many such locations are operating significantly below capacity. It remains uncertain when and where the cinemas will be able to operate at full capacity.
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
Estimation of sales-based royalties. Under ASU 2014-09, Revenue from Contracts with Customers, or ASC 606, we recognize a material portion of our licensing revenue based on our estimate of shipments to which we expect our licensees to submit royalty statements. Upon receipt of actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. This may cause volatility in our quarterly figures because of the estimation process and the corresponding true-up adjustments, which we disclose.
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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of March 26, 2021, we had approximately 14,500 issued patents in addition to approximately 4,100 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2045. If we are unable to expand on our patent portfolio or refresh our technology with new patented inventions, our revenues could decline.
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
We also may suffer data security breaches and the unauthorized access to, misuse or acquisition of, personal data or other sensitive and confidential information as the result of intentional or inadvertent breaches or other compromises by our employees or service providers. Any data security breach or other incident, whether external or internal in origin, could compromise our networks and systems, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products. Any such breach or other incident can result in the information stored on our networks and systems, or our vendors' networks and systems, being improperly accessed or acquired, publicly disclosed, lost, or stolen, which could subject us to liability to our customers, suppliers, business partners and others. We seek to detect and investigate such attempts and incidents and to prevent their recurrence where practicable through changes to our internal processes and tools, but in some cases preventive and remedial action might not be successful. In addition, despite the implementation of network security measures, our networks, or our vendors' networks, also may be vulnerable to computer viruses, malware, ransomware, cyber extortion, social engineering, denial of service, and other similar disruptions. Disruptions to our information technology systems, due to outages, security breaches or other causes, could also have severe consequences to our business, including financial loss and reputational damage.

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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 64% and 54% of our revenue was derived outside of the U.S. in the fiscal quarter ended March 26, 2021 and March 27, 2020, respectively. We are subject to a number of risks related to conducting business internationally, including:

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

STOCK-RELATED ISSUES
Controlling Stockholder. At March 26, 2021, the Dolby family and their affiliates owned 528,928 shares of our Class A common stock and 36,033,733 shares of our Class B common stock. As of March 26, 2021, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 84.7% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
Stock Repurchase Program. Our stock repurchase program may reduce the public float of shares available for trading on a daily basis. Such purchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will buy additional shares of our Class A common stock under our stock repurchase program or that any future repurchases will have a positive impact on our stock price or EPS. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our Class A common stock, the nature of other investment or strategic opportunities presented to us, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.
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
The following table provides information regarding our share repurchases made under the program during the second quarter of fiscal 2021:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
December 26, 2020 - January 22, 2021	—	—	—	$147.2 million
January 23, 2021 - February 19, 2021	565,454	92.56	565,454	$94.9 million
February 20, 2021 - March 26, 2021	191,565	96.31	191,565	$76.4 million
Total	757,019		757,019
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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 4, 2021

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)