Form 10-Q
period 2021-06-25
Dolby Laboratories, Inc.
filed 2021-07-29
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 25, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On July 23, 2021, the registrant had 65,300,697 shares of Class A common stock, par value $0.001 per share, and 36,086,779 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended June 25, 2021

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 25, 2021	September 25, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,219,648	$1,071,876
Restricted cash	7,604	8,103
Short-term investments	48,277	46,948
Accounts receivable, net of allowance for credit losses of $11,192 and $15,908	275,080	180,340
Contract assets, net of allowance for credit losses of $188 and $0	166,584	161,357
Inventories, net	12,143	25,550
Prepaid expenses and other current assets	43,540	53,022
Total current assets	1,772,876	1,547,196
Long-term investments	54,155	52,149
Property, plant, and equipment, net	538,421	541,963
Operating lease right-of-use assets	71,625	76,515
Intangible assets, net	129,214	152,431
Goodwill	338,385	336,945
Deferred taxes	145,104	118,881
Other non-current assets	85,356	91,245
Total assets	$3,135,136	$2,917,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,187	$12,617
Accrued liabilities	255,033	219,974
Income taxes payable	7,902	3,260
Contract liabilities	18,201	15,436
Operating lease liabilities	15,642	15,822
Total current liabilities	308,965	267,109
Non-current contract liabilities	22,142	24,342
Non-current operating lease liabilities	60,967	65,315
Other non-current liabilities	115,248	122,154
Total liabilities	507,322	478,920

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 65,248,388 shares issued and outstanding at June 25, 2021 and 64,167,725 at September 25, 2020	59	58
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,086,779 shares issued and outstanding at June 25, 2021 and 36,128,720 at September 25, 2020	41	41
Retained earnings	2,626,447	2,443,138
Accumulated other comprehensive loss	(5,032)	(10,594)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,621,515	2,432,643
Controlling interest	6,299	5,762
Total stockholders’ equity	2,627,814	2,438,405
Total liabilities and stockholders’ equity	$3,135,136	$2,917,325
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Revenue:
Licensing	$271,569	$235,125	$948,159	$821,673
Products and services	15,230	11,784	48,072	68,928
Total revenue	286,799	246,909	996,231	890,601

Cost of revenue:
Cost of licensing	12,480	12,572	41,486	38,157
Cost of products and services	19,164	17,316	57,840	65,876
Total cost of revenue	31,644	29,888	99,326	104,033

Gross margin	255,155	217,021	896,905	786,568

Operating expenses:
Research and development	62,094	59,583	191,674	177,319
Sales and marketing	80,714	70,934	234,205	254,537
General and administrative	56,116	50,843	169,968	164,172
Gain on sale of assets	—	—	(13,871)	—
Restructuring charges	140	1,522	10,904	1,866
Total operating expenses	199,064	182,882	592,880	597,894

Operating income	56,091	34,139	304,025	188,674

Other income/(expense):
Interest income	741	2,578	2,677	12,231
Interest expense	(108)	(34)	(360)	(131)
Other income, net	2,401	3,307	5,112	4,449
Total other income	3,034	5,851	7,429	16,549

Income before income taxes	59,125	39,990	311,454	205,223
(Provision for)/benefit from income taxes	(4,565)	27,388	(37,859)	(580)
Net income including controlling interest	54,560	67,378	273,595	204,643
Less: net (income)/loss attributable to controlling interest	61	(93)	(7,559)	(109)
Net income attributable to Dolby Laboratories, Inc.	$54,621	$67,285	$266,036	$204,534

Net income per share:
Basic	$0.54	$0.67	$2.63	$2.03
Diluted	$0.52	$0.66	$2.54	$1.99
Weighted-average shares outstanding:
Basic	101,351	100,593	101,177	100,594
Diluted	104,633	102,075	104,607	102,912

Related party rent expense:
Included in operating expenses	$(5)	$(36)	$(392)	$112
Included in net income attributable to controlling interest	$71	$116	$311	$337

Cash dividend declared per common share	$0.22	$0.22	$0.66	$0.66
Cash dividend paid per common share	$0.22	$0.22	$0.66	$0.66
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net income including controlling interest	$54,560	$67,378	$273,595	$204,643
Other comprehensive income:
Currency translation adjustments gains, net of tax expense of ($110), $0, ($617), and $0	898	8,471	8,300	1,900
Unrealized gains/(losses) on investments, net of tax benefit/(expense) of $42, ($556), $88, and ($763)	(162)	478	(522)	(411)
Unrealized gains/(losses) on cash flow hedges, net of tax expense of ($123), ($110), ($453), and ($110)	(1,658)	5,764	(1,876)	2,040
Total other comprehensive income/(loss), net of tax	(922)	14,713	5,902	3,529

Total comprehensive income	53,638	82,091	279,497	208,172
Less: comprehensive income attributable to controlling interest	(10)	(312)	(7,899)	(134)
Comprehensive income attributable to Dolby Laboratories, Inc.	$53,628	$81,779	$271,598	$208,038
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at March 26, 2021	$100	$—	$2,591,870	$(4,039)	$2,587,931	$6,289	$2,594,220
Net income	—	—	54,621	—	54,621	(61)	54,560
Other comprehensive income/(loss), net of tax	—	—	—	(993)	(993)	71	(922)
Stock-based compensation expense	—	24,836	—	—	24,836	—	24,836
Repurchase of common stock	(1)	(41,253)	2,265	—	(38,989)	—	(38,989)
Cash dividends declared and paid on common stock	—	—	(22,309)	—	(22,309)	—	(22,309)
Common stock issued under employee stock plans	1	17,990	—	—	17,991	—	17,991
Tax withholdings on vesting of restricted stock	—	(1,573)	—	—	(1,573)	—	(1,573)
Balance at June 25, 2021	$100	$—	$2,626,447	$(5,032)	$2,621,515	$6,299	$2,627,814

	Fiscal Year-To-Date Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at September 25, 2020	$99	$—	$2,443,138	$(10,594)	$2,432,643	$5,762	$2,438,405
Net income	—	—	266,036	—	266,036	7,559	273,595
Other comprehensive income, net of tax	—	—	—	5,562	5,562	340	5,902
Distributions to controlling interest	—	—	—	—	—	(7,362)	(7,362)
Stock-based compensation expense	—	75,562	—	—	75,562	—	75,562
Repurchase of common stock	(2)	(133,918)	(15,844)	—	(149,764)	—	(149,764)
Cash dividends declared and paid on common stock	—	—	(66,883)	—	(66,883)	—	(66,883)
Common stock issued under employee stock plans	3	89,145	—	—	89,148	—	89,148
Tax withholdings on vesting of restricted stock	—	(30,789)	—	—	(30,789)	—	(30,789)
Balance at June 25, 2021	$100	$—	$2,626,447	$(5,032)	$2,621,515	$6,299	$2,627,814

	Fiscal Quarter Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at March 27, 2020	$99	$—	$2,395,575	$(31,615)	$2,364,059	$5,218	$2,369,277
Net income	—	—	67,285	—	67,285	93	67,378
Other comprehensive income, net of tax	—	—	—	14,494	14,494	219	14,713
Stock-based compensation expense	—	21,285	—	—	21,285	—	21,285
Repurchase of common stock	(1)	(34,712)	7,632	—	(27,081)	—	(27,081)
Cash dividends declared and paid on common stock	—	—	(22,103)	—	(22,103)	—	(22,103)
Common stock issued under employee stock plans	1	14,302	—	—	14,303	—	14,303
Tax withholdings on vesting of restricted stock	—	(875)	—	—	(875)	—	(875)
Balance at June 26, 2020	$99	$—	$2,448,389	$(17,121)	$2,431,367	$5,530	$2,436,897

	Fiscal Year-To-Date Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at September 27, 2019	$99	$—	$2,327,877	$(20,625)	$2,307,351	$5,679	$2,313,030
Net income	—	—	204,534	—	204,534	109	204,643
Other comprehensive income, net of tax	—	—	—	3,504	3,504	25	3,529
Distributions to controlling interest	—	—	—	—	—	(283)	(283)
Stock-based compensation expense	—	64,850	—	—	64,850	—	64,850
Repurchase of common stock	(2)	(111,168)	(17,583)	—	(128,753)	—	(128,753)
Cash dividends declared and paid on common stock	—	—	(66,439)	—	(66,439)	—	(66,439)
Common stock issued under employee stock plans	2	68,287	—	—	68,289	—	68,289
Tax withholdings on vesting of restricted stock	—	(21,969)	—	—	(21,969)	—	(21,969)
Balance at June 26, 2020	$99	$—	$2,448,389	$(17,121)	$2,431,367	$5,530	$2,436,897
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	June 25, 2021	June 26, 2020
Operating activities:
Net income including controlling interest	$273,595	$204,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,701	63,899
Stock-based compensation	75,562	64,850
Amortization of premium on investments	1,051	545
Provision/(benefit) for credit losses	(567)	5,927
Deferred income taxes	(26,479)	9,834
Gain on sale of assets	(13,871)	—
Other non-cash items affecting net income	(3,293)	5,348
Changes in operating assets and liabilities:
Accounts receivable, net	(93,848)	(64,247)
Contract assets	(5,402)	67,334
Inventories	14,828	(12,533)
Operating lease right-of-use assets	7,762	(16,969)
Prepaid expenses and other assets	15,468	(10,812)
Accounts payable and accrued liabilities	31,788	(46,851)
Income taxes, net	4,293	(58,243)
Contract liabilities	512	(2,222)
Operating lease liabilities	(7,507)	17,632
Other non-current liabilities	(6,613)	3,052
Net cash provided by operating activities	337,980	231,187

Investing activities:
Purchases of investment securities	(48,066)	(266,065)
Proceeds from sales of investment securities	7,332	206,728
Proceeds from maturities of investment securities	37,040	97,625
Purchases of property, plant, and equipment	(42,619)	(55,909)
Proceeds from sale of assets	16,365	—
Purchase of intangible assets	—	(2,640)
Net cash used in investing activities	(29,948)	(20,261)

Financing activities:
Proceeds from issuance of common stock	89,148	68,289
Repurchase of common stock	(149,764)	(128,753)
Payment of cash dividend	(66,883)	(66,439)
Distribution to controlling interest	(7,362)	(283)
Shares repurchased for tax withholdings on vesting of restricted stock	(30,789)	(21,969)
Payment related to prior purchases of intangible assets	—	(91)
Payment of deferred consideration for prior business combination	—	(4,671)
Net cash used in financing activities	(165,650)	(153,917)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	4,891	791
Net increase in cash, cash equivalents, and restricted cash	147,273	57,800
Cash, cash equivalents, and restricted cash at beginning of period	1,079,979	805,593
Cash, cash equivalents, and restricted cash at end of period	$1,227,252	$863,393

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$45,713	$49,784

Non-cash investing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$1,230	$(9,699)
Purchase consideration payable for intangibles	$—	$260
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
The results for the fiscal quarter ended June 25, 2021 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 24, 2021.
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
Significant items subject to such estimates and assumptions include estimated shipments by our licensees for which we are owed a sales-based royalty. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Our estimates of royalty-based revenue also take into consideration the macroeconomic effect of global events, such as the coronavirus pandemic ("COVID-19") or other natural disasters which may impact our licensees' supply chain activities as well as demand for shipments.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week periods ended June 25, 2021 and June 26, 2020. Our fiscal year ending September 24,

2021 (fiscal 2021) and our fiscal year ended September 25, 2020 (fiscal 2020) both consist of 52 weeks. Our fiscal year ending September 30, 2022 (fiscal 2022) consists of 53 weeks.

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
Standards Not Yet Adopted
Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. This standard will be effective for Dolby beginning September 25, 2021. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the third quarter of fiscal 2021, we recorded a favorable adjustment of approximately $14 million, which was primarily related to January through March shipments and largely based on actual royalty statements received from licensees.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of June 25, 2021, we had $39.0 million of remaining performance obligations, 18% of which we expect to recognize as revenue in fiscal 2021, 33% in fiscal 2022, and the balance of 49% in fiscal years beyond 2022.
F. Disaggregation of revenue

The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	June 25, 2021		June 26, 2020		June 25, 2021		June 26, 2020
Licensing	$271,569	95%	$235,125	95%	$948,159	95%	$821,673	92%
Products and services	15,230	5%	11,784	5%	48,072	5%	68,928	8%
Total revenue	$286,799	100%	$246,909	100%	$996,231	100%	$890,601	100%
The following table presents the composition of our licensing revenue for all periods presented:

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Market	June 25, 2021		June 26, 2020		June 25, 2021		June 26, 2020
Broadcast	$123,955	46%	$88,824	38%	$368,068	39%	$319,634	39%
Mobile	49,861	18%	77,641	33%	221,157	23%	187,819	23%
CE	37,805	14%	20,365	9%	138,010	15%	118,409	14%
PC	24,870	9%	23,537	10%	108,709	11%	101,171	12%
Other	35,078	13%	24,758	10%	112,215	12%	94,640	12%
Total licensing revenue	$271,569	100%	$235,125	100%	$948,159	100%	$821,673	100%
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue By Geographic Location	June 25, 2021		June 26, 2020		June 25, 2021		June 26, 2020
United States	$73,355	26%	$72,261	29%	$327,696	33%	$366,474	41%
International	213,444	74%	174,648	71%	668,535	67%	524,127	59%
Total revenue	$286,799	100%	$246,909	100%	$996,231	100%	$890,601	100%
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
Our contract liabilities consist of advance payments and billings in advance of performance, deferred revenue that is typically satisfied within one year, and deferred interest where we have significant financing. The non-current portion of contract liabilities is separately disclosed in our condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. We recognized $3.1 million in the third quarter of fiscal 2021 and $11.4 million in the fiscal year-to-date period ended June 25, 2021 from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands):

	June 25, 2021	September 25, 2020	Change ($)	Change (%)
Accounts receivable, net	$275,080	$180,340	$94,740	53%
Contract assets, net	166,584	161,357	5,227	3%
Contract liabilities - current	18,201	15,436	2,765	18%
Contract liabilities - non-current	22,142	24,342	(2,200)	(9)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our condensed consolidated balance sheets as of June 25, 2021 and September 25, 2020 (amounts displayed in thousands).
Accounts Receivable and Contract Assets

	June 25, 2021	September 25, 2020
Trade accounts receivable	$188,221	$147,618
Accounts receivable from patent administration program licensees	98,052	48,630
Contract assets	166,771	161,357
Accounts receivable, gross and contract assets, gross	453,044	357,605
Less: allowance for credit losses	(11,380)	(15,908)
Total	$441,664	$341,697
Accounts receivable, gross includes unbilled accounts receivable balances of $109.9 million and $62.1 million as of June 25, 2021 and September 25, 2020, respectively, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to their patent administration programs.
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

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to G&A	Deductions	Ending Balance
For fiscal year-to-date period ended:
September 25, 2020	$9,775	$7,689	$(1,556)	$15,908
June 25, 2021	15,908	(567)	(3,961)	11,380
Inventories

	June 25, 2021	September 25, 2020
Raw materials	$2,340	$3,770
Work in process	3,927	9,214
Finished goods	5,876	12,566
Total	$12,143	$25,550
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our condensed consolidated balance sheets. We have included $2.4 million and $2.6 million of raw materials inventory within non-current assets as of June 25, 2021 and September 25, 2020, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

	June 25, 2021	September 25, 2020
Prepaid expenses	$18,938	$17,884
Other current assets	24,602	35,138
Total	$43,540	$53,022

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
Accrued Liabilities

	June 25, 2021	September 25, 2020
Amounts payable to patent administration program partners	$83,910	$60,427
Accrued compensation and benefits	106,393	89,684
Accrued professional fees	10,873	10,344
Unpaid property, plant, and equipment additions	16,314	15,102
Accrued customer refunds	1,822	10,053
Accrued market development funds	12,302	6,612
Other accrued liabilities	23,419	27,752
Total	$255,033	$219,974
Other Non-Current Liabilities

	June 25, 2021	September 25, 2020
Supplemental retirement plan obligations	$4,649	$4,181
Non-current tax liabilities (1)	85,767	85,943
Other liabilities	24,832	32,030
Total	$115,248	$122,154
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

	June 25, 2021
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$915,221	$—	$—	$915,221	$915,221	$—	$—
Cash equivalents:
Money market funds	304,427	—	—	304,427	304,427	—	—
Cash and cash equivalents	1,219,648	—	—	1,219,648	1,219,648	—	—

Short-term investments:
Certificate of deposit	2,875	—	—	2,875	—	2,875	—
U.S. agency securities	1,523	11	—	1,534	—	1,534	—
Government bonds	1,149	2	—	1,151	100	1,051	—
Commercial paper	4,655	2	—	4,657	—	4,657	—
Corporate bonds	22,355	130	(1)	22,484	—	22,484	—
Municipal debt securities	15,523	54	(1)	15,576	—	15,576	—
Short-term investments	48,080	199	(2)	48,277	100	48,177	—

Long-term investments:
U.S. agency securities	2,265	15	(4)	2,276	—	2,276	—
Government bonds	10,519	45	(23)	10,541	3,818	6,723	—
Corporate bonds	26,141	99	(27)	26,213	—	26,213	—
Municipal debt securities	9,624	70	(4)	9,690	—	9,690	—
Other long-term investments (1)	5,435	—	—	5,435	—	—	—
Long-term investments	53,984	229	(58)	54,155	3,818	44,902	—

Total cash, cash equivalents, and investments	$1,321,712	$428	$(60)	$1,322,080	$1,223,566	$93,079	$—

Investments held in supplemental retirement plan:
Assets	$4,747	$—	$—	$4,747	$4,747	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,747	$—	$—	$4,747	$4,747	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$3,195	$—	$3,195	$—	$3,195	$—
Liabilities: Included in other accrued liabilities	—	—	(30)	(30)	—	(30)	—
(1)Other long-term investments as of June 25, 2021 is comprised of one equity method investment which is not carried at fair value of $5.4 million.

	September 25, 2020
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$856,740	$—	$—	$856,740	$856,740	$—	$—
Cash equivalents:
Commercial paper	900	—	—	900	—	900	—
Money market funds	214,111	—	—	214,111	214,111	—	—
Government bonds	125	—	—	125	125	—	—
Cash and cash equivalents	1,071,876	—	—	1,071,876	1,070,976	900	—

Short-term investments:
Certificate of deposit	2,277	1	—	2,278	—	2,278	—
U.S. agency securities	999	12	—	1,011	—	1,011	—
Government bonds	5,118	47	—	5,165	1,370	3,795	—
Commercial paper	4,727	4	—	4,731	—	4,731	—
Corporate bonds	18,754	87	(3)	18,838	—	18,838	—
Municipal debt securities	14,828	97	—	14,925	—	14,925	—
Short-term investments	46,703	248	(3)	46,948	1,370	45,578	—

Long-term investments:
U.S. agency securities	2,214	56	—	2,270	—	2,270	—
Government bonds	5,137	80	—	5,217	1,633	3,584	—
Corporate bonds	24,657	419	(7)	25,069	—	25,069	—
Municipal debt securities	15,220	203	(6)	15,417	—	15,417	—
Other long-term investments (1)	4,176	—	—	4,176	—	—	—
Long-term investments	51,404	758	(13)	52,149	1,633	46,340	—

Total cash, cash equivalents, and investments	$1,169,983	$1,006	$(16)	$1,170,973	$1,073,979	$92,818	$—

Investments held in supplemental retirement plan:
Assets	$4,279	$—	$—	$4,279	$4,279	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,279	$—	$—	$4,279	$4,279	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$4,267	$—	$4,267	$—	$4,267	$—
Assets: included in other non-current assets	—	369	—	369	—	369	—
Liabilities: Included in other accrued liabilities	—	—	(79)	(79)	—	(79)	—

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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months as of June 25, 2021 and September 25, 2020 (in thousands):

	June 25, 2021		September 25, 2020
	Less Than 12 Months		Less Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$1,030	$—	$—	$—
U.S. agency securities	1,872	(3)	—	—
Government bonds	7,561	(23)	—	—
Corporate bonds	20,926	(29)	7,076	(10)
Municipal debt securities	4,944	(5)	2,505	(6)
Total	$36,333	$(60)	$9,581	$(16)
As of June 25, 2021 and September 25, 2020, there were no gross unrealized losses and no AFS securities that were in an unrealized loss position for twelve months or greater. Although we had certain securities that were in an unrealized loss position for less than twelve months as of June 25, 2021 and September 25, 2020, we expect to recover the full carrying value of these securities.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of June 25, 2021 and September 25, 2020, which are recorded within cash equivalents and both short and long-term investments in our condensed consolidated balance sheets (in thousands):

	June 25, 2021		September 25, 2020
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$351,385	$351,582	$261,839	$262,085
Due in 1 to 2 years	29,799	30,006	29,328	29,814
Due in 2 to 5 years	18,749	18,713	17,900	18,159
Total	$399,933	$400,301	$309,067	$310,058

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our condensed consolidated statements of operations.
As of June 25, 2021 and September 25, 2020, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	June 25, 2021	September 25, 2020
Land	$42,070	$41,955
Buildings and building improvements	283,583	283,617
Leasehold improvements	91,496	83,764
Machinery and equipment	126,548	126,942
Computer equipment and software	250,347	230,800
Furniture and fixtures	33,748	31,845
Equipment provided under operating leases	206,966	199,561
Construction-in-progress	25,852	19,545
Property, plant, and equipment, gross	1,060,610	1,018,029
Less: accumulated depreciation	(522,189)	(476,066)
Property, plant, and equipment, net	$538,421	$541,963

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
The components of lease expense were as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Lease cost
Operating lease cost	$4,801	$6,278	$14,548	$17,431
Variable lease cost	242	210	475	787
Total lease cost	$5,043	$6,488	$15,023	$18,218
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To Date Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$4,302	$5,707	$14,366	$16,473
Right-of-use assets obtained in exchange for operating lease obligations	3,294	2,595	5,013	31,455
Supplemental balance sheet information related to leases was as follows:

	June 25, 2021	September 25, 2020
Operating Leases
Weighted-average remaining lease term	6.0 years	6.5 years
Weighted-average discount rate	3.1%	3.1%

The following table presents the maturity analysis of lease liabilities (in thousands):

June 25, 2021
Operating Leases
Remainder of Fiscal 2021	$4,807
Fiscal 2022	17,725
Fiscal 2023	16,180
Fiscal 2024	13,700
Fiscal 2025	9,615
Thereafter	23,413
Total undiscounted lease payments	85,440
Less: imputed interest	(8,831)
Total lease liabilities	$76,609
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Operating Lease Income
Variable operating lease income/(loss)	$2.7	$(0.9)	$3.5	$10.2
Fixed operating lease income	1.0	1.0	3.2	2.5
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $0.8 million and $0.7 million as of June 25, 2021 and September 25, 2020, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease. We also recognize variable lease payments, if any, which are not material and not included in the net investment in the lease.

The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	June 25, 2021
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2021	$679	$1,602
Fiscal 2022	2,722	1,624
Fiscal 2023	2,642	1,623
Fiscal 2024	1,080	810
Fiscal 2025	413	397
Thereafter	1,705	396
Total undiscounted cash flows	$9,241	6,452
Less: present value of lease payments (recognized as lease receivables)		(5,322)
Difference		$1,130

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 25, 2020	$336,945
Translation adjustments	1,440
Balance at June 25, 2021	$338,385
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired technology, patents, trademarks, customer relationships and contracts. Intangible assets subject to amortization consist of the following (in thousands):

	June 25, 2021			September 25, 2020
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$342,939	$(226,981)	$115,958	$342,637	$(206,123)	$136,514
Customer relationships	64,751	(51,681)	13,070	64,740	(49,062)	15,678
Other intangibles	22,981	(22,795)	186	22,969	(22,730)	239
Total	$430,671	$(301,457)	$129,214	$430,346	$(277,915)	$152,431
During fiscal 2020, we purchased various patents for purchase consideration of $2.9 million, and upon acquisition, these intangible assets had a weighted-average useful life of 14.0 years. These intangible assets facilitate our R&D efforts, technologies, and potential product offerings.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our condensed consolidated statements of operations. Amortization expense was $7.3 million and $7.4 million in the third quarter of fiscal 2021 and 2020, respectively, and $21.9 million and $22.2 million in the fiscal year-to-date period ended June 25, 2021 and June 26, 2020, respectively. As of June 25, 2021, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2021	$7,724
2022	28,291
2023	23,923
2024	21,894
2025	6,840
Thereafter	40,542
Total	$129,214

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of June 25, 2021, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of June 25, 2021, we had 65,248,388 shares of Class A common stock and 36,086,779 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
On December 15, 2018, we granted PSOs to our executive officers exercisable for an aggregate of 241,100 shares at the target award amount, which would be exercisable up to an aggregate of 301,375 shares at 125% of the target award amount. As of June 25, 2021, PSOs which would be exercisable for an aggregate of 755,687 shares at the target award amount (815,962 shares at up to 125% of the target award amount) were outstanding.
The following table summarizes information about stock options issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 25, 2020	6,599	$53.30
Grants	283	92.08
Exercises	(1,581)	45.96
Forfeitures and cancellations	(9)	62.36
Options outstanding at June 25, 2021	5,292	57.55	5.83	$223,989
Options vested and expected to vest at June 25, 2021	5,142	57.10	5.77	220,863
Options exercisable at June 25, 2021	3,553	$51.42	4.95	$172,800
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on June 25, 2021 of $100.06 and excludes the impact of options that were not in-the-money.
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

The following table summarizes information about RSUs issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 25, 2020	2,979	$62.70
Granted	1,461	90.10
Vested	(1,062)	60.08
Forfeitures	(125)	67.12
Non-vested at June 25, 2021	3,253	$75.69
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended	Fiscal Year-To-Date Ended
	June 26, 2020	June 25, 2021	June 26, 2020
Expected term (in years)	4.91	4.88	4.91
Risk-free interest rate	0.4%	0.4%	1.7%
Expected stock price volatility	29.4%	28.7%	24.0%
Dividend yield	1.5%	1.1%	1.3%
There were no stock options granted during the third quarter of fiscal 2021.
Stock-Based Compensation Expense
Stock-based compensation expense for equity awards granted to employees is determined by estimating their fair value on the date of grant, and recognizing that value as an expense on a straight-line basis over the requisite service period in which our employees earn the awards. Compensation expense related to these equity awards is recognized net of estimated forfeitures, which reduce the expense recorded in the condensed consolidated statements of operations. The selection of applicable estimated forfeiture rates is based on an evaluation of trends in our historical forfeiture data with consideration for other potential driving factors. If in subsequent periods actual forfeitures significantly differ from our initial estimates, we will revise such estimates accordingly.
The following two tables separately present stock-based compensation expense both by award type and classification in our condensed consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Compensation expense
Stock options	$3,203	$4,053	$10,913	$12,573
Restricted stock units	20,348	15,983	60,594	48,800
Employee stock purchase plan	1,285	1,249	4,055	3,477
Total stock-based compensation	24,836	21,285	75,562	64,850
Benefit from income taxes	(3,944)	(3,392)	(12,015)	(10,507)
Total stock-based compensation, net of tax	$20,892	$17,893	$63,547	$54,343
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Compensation expense
Cost of products and services	$426	$505	$1,549	$1,555
Research and development	7,296	6,202	22,419	19,368
Sales and marketing	9,286	7,892	$28,192	$23,768
General and administrative	7,828	6,686	23,402	20,159
Total stock-based compensation expense	24,836	21,285	75,562	64,850
Benefit from income taxes	(3,944)	(3,392)	(12,015)	(10,507)
Total stock-based compensation, net of tax	$20,892	$17,893	$63,547	$54,343
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was $1.1 million in the fiscal year-to-date period ended June 25, 2021, and was not material in the third quarter of fiscal 2021 and fiscal 2020, or in the fiscal year-to-date period ended June 26, 2020.

Unrecognized Compensation Expense.    As of June 25, 2021, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $19.8 million, which is expected to be recognized over a weighted-average period of 2.0 years. As of June 25, 2021, total unrecognized compensation expense associated with RSUs expected to vest was approximately $174.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of June 25, 2021 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Total	$2,000,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of June 25, 2021, the remaining authorization to purchase additional shares is approximately $37.4 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2021:

Quarterly Repurchase Activity	Shares Repurchased	Cost in thousands (1)	Average Price Paid Per Share (2)
Q1 - Quarter ended December 25, 2020	450,399	$39,985	$88.78
Q2 - Quarter ended March 26, 2021	757,019	70,790	93.51
Q3 - Quarter ended June 25, 2021	404,232	38,989	96.45
Total	1,611,650	$149,764
(1)Cost of share repurchases includes the price paid per share and applicable commissions.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2021:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Estimated Dividend Payment(1)
Fiscal 2021
Q1 - Quarter ended December 25, 2020	January 28, 2021	February 9, 2021	February 19, 2021	$0.22	$22.4 million
Q2 - Quarter ended March 26, 2021	May 4, 2021	May 17, 2021	May 25, 2021	$0.22	$22.3 million
Q3 - Quarter ended June 25, 2021	July 29, 2021	August 11, 2021	August 19, 2021	$0.22	$22.3 million
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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended June 25, 2021				Fiscal Year-To-Date Ended June 25, 2021
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$458	$3,751	$(8,248)	$(4,039)	$818	$3,969	$(15,381)	$(10,594)
Other comprehensive income/(loss) before reclassifications:
Unrealized losses	(212)	(4,293)	—	(4,505)	(819)	(8,203)	—	(9,022)
Foreign currency translation gains (1)	—	—	937	937	—	—	8,577	8,577
Income tax effect - benefit/(expense)	44	115	(110)	49	100	180	(617)	(337)
Net of tax	(168)	(4,178)	827	(3,519)	(719)	(8,023)	7,960	(782)
Amounts reclassified from AOCI into earnings:
Realized gains (1)	8	2,758	—	2,766	209	6,780	—	6,989
Income tax effect - expense (2)	(2)	(238)	—	(240)	(12)	(633)	—	(645)
Net of tax	6	2,520	—	2,526	197	6,147	—	6,344
Net current-period other comprehensive income/(loss)	(162)	(1,658)	827	(993)	(522)	(1,876)	7,960	5,562
Ending Balance	$296	$2,093	$(7,421)	$(5,032)	$296	$2,093	$(7,421)	$(5,032)

	Fiscal Quarter Ended June 26, 2020				Fiscal Year-To-Date Ended June 26, 2020
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$1,309	$(3,724)	$(29,200)	$(31,615)	$2,198	$—	$(22,823)	$(20,625)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	(820)	4,820	—	4,000	(2,894)	1,057	—	(1,837)
Foreign currency translation gains (1)	—	—	8,252	8,252	—	—	1,875	1,875
Income tax effect - expense	(186)	(110)	—	(296)	(116)	(110)	—	(226)
Net of tax	(1,006)	4,710	8,252	11,956	(3,010)	947	1,875	(188)
Amounts reclassified from AOCI into earnings:
Realized gains (1)	1,854	1,054	—	2,908	3,246	1,093	—	4,339
Income tax effect - expense (2)	(370)	—	—	(370)	(647)	—	—	(647)
Net of tax	1,484	1,054	—	2,538	2,599	1,093	—	3,692
Net current-period other comprehensive income/(loss)	478	5,764	8,252	14,494	(411)	2,040	1,875	3,504
Ending Balance	$1,787	$2,040	$(20,948)	$(17,121)	$1,787	$2,040	$(20,948)	$(17,121)
(1)Realized gains or losses, if any, from the sale of our AFS investment securities or from foreign currency translation adjustments are included within other income/expense, net in our condensed consolidated statements of operations. Realized gains or losses on foreign currency contracts designated as cash flow hedges are included in operating expenses in the condensed consolidated statements of operations.
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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$54,621	$67,285	$266,036	$204,534

Denominator:
Weighted-average shares outstanding—basic	101,351	100,593	101,177	100,594
Potential common shares from options to purchase common stock	2,062	1,100	2,033	1,425
Potential common shares from restricted stock units	1,169	360	1,319	855
Potential common shares from employee stock purchase plan	51	22	78	38
Weighted-average shares outstanding—diluted	104,633	102,075	104,607	102,912

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.54	$0.67	$2.63	$2.03
Diluted	$0.52	$0.66	$2.54	$1.99

Antidilutive awards excluded from calculation:
Stock options	283	3,439	200	3,149
Restricted stock units	—	111	12	13
Employee stock purchase plan	1	8	2	1

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefits
As of June 25, 2021, the total amount of gross unrecognized tax benefits was $67.5 million, of which $45.6 million, if recognized, would reduce our effective tax rate. As of September 25, 2020, the total amount of gross unrecognized tax benefits was $60.7 million, of which $42.0 million, if recognized, would reduce our effective tax rate. The third quarter fiscal 2021 increase was primarily due to current year reserves for transfer pricing and interest accruals. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our condensed consolidated balance sheets.
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the third quarter of fiscal 2021 was 7.7% or a tax expense of $4.6 million and our effective tax rate in the third quarter of fiscal 2020 was (68.5)% or a tax benefit of $27.4 million. The increase in our effective tax rate was primarily due to the discrete benefit associated with the release of liabilities related to unrecognized tax benefits in the third quarter of fiscal 2020 that did not recur in the third quarter of fiscal 2021.
Our effective tax rate in the third quarter of fiscal 2021 year-to-date period was 12.2% or a tax expense of $37.9 million, and our effective tax rate in the third quarter of fiscal 2020 year-to-date period was 0.3% or a tax expense of $0.6 million. The increase in our effective tax rate was primarily due to the discrete benefit associated with the release of liabilities related to unrecognized tax benefits in the third quarter of fiscal 2020 year-to-date period that did not recur in the third quarter of fiscal 2021 year-to-date period.
Compared to the Federal statutory rate of 21%, our effective tax rate for three and nine months ended June 25, 2021 was lower primarily due to the mix of earnings favoring jurisdictions with lower tax rates and tax benefits related to stock-based compensation.

13. Restructuring
Restructuring charges recorded in our condensed consolidated statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.
Fiscal 2021 Restructuring Events.    In October 2020, we implemented a plan to reduce certain activities, such as exiting our conferencing hardware business, in order to focus our efforts on higher priority investment areas, and reduce the cost structure of our manufacturing operations. As a result, we recorded $9.6 million in restructuring costs in the year-to-date period ended June 25, 2021, primarily representing severance and other related benefits offered to approximately 100 employees that were impacted by this action. Actions related to this plan are expected to be completed by the end of fiscal 2021. The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs	Total
Balance at September 27, 2019	$128	$15,723	$15,851
Restructuring charges	—	1,821	1,821
Cash payments	(75)	(22,119)	(22,194)
Non-cash and other adjustments	(53)	4,575	4,522
Balance at September 25, 2020	$—	$—	$—
Restructuring charges	9,627	1,277	10,904
Cash payments and adjustments	(8,206)	(541)	(8,747)
Balance at June 25, 2021	$1,421	$736	$2,157
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

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of June 25, 2021 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Naming rights	$—	$8,015	$8,116	$8,219	$8,322	$61,277	$93,949
Purchase obligations	5,818	9,504	1,714	979	—	—	18,015
Donation commitments	1,527	2,040	44	44	44	114	3,813
Total	$7,345	$19,559	$9,874	$9,242	$8,366	$61,391	$115,777
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
Indemnification Clauses.    On a limited basis, our contractual agreements contain a clause under which we agree to provide indemnification to the counterparty, most commonly to licensees in connection with licensing arrangements that include our IP. We have also entered into indemnification agreements with our officers, directors, and certain employees, and our certificate of incorporation and bylaws contain similar indemnification obligations. Additionally, and although not a contractual requirement, we have at times elected to defend our licensees from third party IP infringement claims. Since the terms and conditions of our contractual indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. Furthermore, we have not historically made any payments in connection with any such obligation and believe there to be a remote likelihood that any potential exposure in future periods would be of a material amount. As a result, no amounts have been accrued in our condensed consolidated financial statements with respect to the contingent aspect of these indemnities.

16. Subsequent Event
Share Repurchase Program.    On July 29, 2021, we announced that our Board of Directors approved increasing the size of our stock repurchase program by $350 million, bringing the amount available for future repurchases of our Class A Common Stock to approximately $387 million. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock.

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
OVERVIEW
Dolby Laboratories creates audio and imaging technologies that transform entertainment and communications at the cinema, at home, at work, and on mobile devices. Founded in 1965, our strengths stem from expertise in analog and digital signal processing and digital compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multiple offerings that enable more immersive sound for cinema, digital television transmissions and devices, mobile devices, OTT video and music services, and home entertainment devices. Today, we derive the majority of our revenue from licensing our audio technologies. We also derive revenue from licensing our consumer imaging and communication technologies, as well as audio and imaging technologies for premium cinema offerings in collaboration with exhibitors. In addition, we provide products and services for a variety of applications in the cinema, broadcast, and communications markets, and offer media processing and interactivity APIs through our developer platform, Dolby.io.
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

REVENUE GENERATION
We have active licensing arrangements with over 500 electronics product OEMs and software developers. As of June 25, 2021, we had approximately 14,900 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,400 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
Licensing
We license our technologies to a range of customers who incorporate them into their products for enhanced audio and imaging functionality whether it be at home, at work, on mobile devices, or at the cinema. Our key technologies are summarized in the table below. As it relates to AAC, HE-AAC, AVC, and HEVC, we jointly participate in patent licensing programs with other patent owners.

Technology	Description
AAC & HE-AAC	An advanced digital audio codec solution with higher bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby® AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos®	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos is an immersive experience that can be provided via multiple Dolby audio coding technologies.
Dolby Digital®	A digital audio coding technology that provides multichannel sound to a variety of media applications.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision®	An imaging technology combining high dynamic range and dynamic metadata to deliver higher color contrast, brighter contrast, and improved details for cinema and a wide range of media devices.
Dolby Voice®	An audio communications technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A next-generation digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of our licensing business and revenue for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020	Main Offerings Incorporating Our Technologies
Broadcast	46%	38%	39%	39%	Televisions and STBs
Mobile	18%	33%	23%	23%	Smartphones and Tablets
CE	14%	9%	15%	14%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, DVDs, and HTIBs
PC	9%	10%	11%	12%	Windows and macOS operating systems
Other	13%	10%	12%	12%	Gaming consoles, Auto DVD, and Dolby Cinema
Total	100%	100%	100%	100%
We have various licensing models: a two-tier model, an integrated licensing model, a patent licensing model, and collaboration arrangements.
Two-Tier Licensing Model.   Most of our consumer entertainment licensing business consists of a two-tier licensing model whereby our decoding technologies, included in reference software and firmware code, are first provided under license to semiconductor manufacturers whom we refer to as "implementation licensees." Implementation licensees incorporate our technologies in ICs which they sell to OEMs of consumer entertainment products, whom we refer to as "system licensees." System licensees separately obtain licenses from us that allow them to make and sell end-user products using ICs that incorporate our technologies.
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

EXECUTIVE SUMMARY
COVID-19
The COVID-19 pandemic has triggered worldwide shutdowns, job losses, and other disruptions which in turn have negatively affected the global economy, including consumer purchasing activity. Because Dolby technologies are featured in a wide array of electronic products that are primarily purchased by consumers, our revenue for certain consumer products has been negatively affected by COVID-19, although we have experienced heightened demand for certain consumer products that feature our technologies, including TVs and PCs, during the pandemic. It is unclear how demand for these consumer products may change relative to demand levels experienced during the pandemic. The issues and circumstances relating to COVID-19 continue to change rapidly and are difficult to predict. We continue to monitor the evolving situation and the impact on our business.
The outbreak of COVID-19 has also affected many of our partners, resulting in the disruption of consumer products' supply chains, shortages of certain semiconductor components, and delays in shipments, product development, and product launches. Consumer demand for products that include our technologies may continue to be negatively impacted due to economic uncertainty resulting from COVID-19. These factors have impacted revenue pertaining to royalties on consumer devices and may cause delays in the adoption of our technologies by partners.
The overall cinema market has been adversely impacted by COVID-19 shelter-in-place and social distancing mandates. At various times, our exhibition partners and customers have had to either partially or fully discontinue operations. This has resulted in a significant reduction in box office receipts at Dolby Cinema sites and lower demand for our cinema products and services. It remains uncertain when and where the cinemas will be able to operate at full capacity. Most cinema locations have been permitted to resume operations, but many such locations are operating under restricted capacity.
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
We expect COVID-19 will continue to have an impact for the foreseeable future, with varying degrees of impact depending on geographic location. The degree of impact on our business will depend on several factors, such as the full duration and the extent of the pandemic, the actions taken by governments, businesses and consumers in response to the pandemic, and the rate and extent of vaccine distributions to the general population, all of which continue to evolve and remain uncertain at this time.
Further discussion of the potential impacts of COVID-19 on our business can be found in Part II, Item 1A "Risk Factors."
EXPANDING OUR LEADERSHIP IN AUDIO AND IMAGING EXPERIENCES
We are focused on expanding our leadership in audio and imaging solutions for premium entertainment content by increasing the number of Dolby experiences that people can enjoy, which will drive revenue growth across the markets we serve. We can increase our value proposition and create opportunities by broadening Dolby technologies into new types of content, such as music and gaming. We are also beginning to leverage our audio and imaging expertise to expand the reach of our technologies to address content beyond premium entertainment that can create new revenue generating opportunities. Following is a discussion of the key markets that we address and the various Dolby technologies and solutions that serve these markets.
LICENSING
The majority of our licensing revenue is derived from the licensing of audio and imaging technologies for premium entertainment playback. Our audio technologies are primarily comprised of DD+, Dolby Atmos, AC-4, and our AAC and HE-AAC technologies. Our imaging technologies are primarily comprised of Dolby Vision and our AVC and HEVC technologies.
The availability of content in Dolby formats is an important part of creating the ecosystems that drive adoption of our technologies within a wide range of devices. Our audio and imaging technologies have a strong presence within movie and episodic content through adoption across content creators and streaming services. The availability of content on these platforms has driven strong adoption in devices such as TVs, STBs, speaker devices, and playback devices. Our core Dolby audio technologies have also been broadly adopted through many forms of content, including broadcast TV, streaming, and optical disc playback.
Major streaming partners and services such as Netflix, Disney+, Apple TV+, Amazon, and HBO Max continue to enable more content in Dolby Vision and Dolby Atmos. For example, in the third quarter of fiscal 2021, there was an increase in the global adoption of our technologies, where streaming services Netflix, Disney+, Apple TV+, Hotstar, and iQiyi are launching local content in Dolby formats in countries such as Korea, India, Thailand, and Singapore.
Recently, TV network operators have begun to broadcast live events in Dolby Vision and Dolby Atmos. For example, Comcast is enabling Dolby Vision and Dolby Atmos for the Tokyo 2020 Olympics. Also, in the third quarter of fiscal 2021, several international TV stations broadcast the Euro 2020 football championship in Dolby Atmos. We believe broadcast experiences such as these help drive further adoption of our technologies in devices such as TVs and smartphones.
We have also enabled a broader range of content, such as music, gaming, and user-generated content. We believe enabling our technologies in these forms of content create additional value for adoption of Dolby within devices like mobile, PC, gaming consoles, and automotive. In the third quarter of fiscal 2021, Apple launched Dolby Atmos in their Apple Music service. Additionally, Naver Vibe, a music streaming service in Korea, launched music in Dolby Atmos Music for the first time. Also recently, DistroKid, the world's leading distributor of independent music, announced plans to deliver songs in Dolby Atmos to Apple Music and Tidal.
The following are highlights from our third quarter of fiscal 2021 and key challenges related to audio and imaging licensing, by market.
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
We partner with many TV OEMs to enable Dolby Vision and Dolby Atmos experiences within their TV lineups. Many such partners have continued to expand their support of the combined Dolby Vision and Dolby Atmos experience. For example, Skyworth recently launched its latest smart TV model that supports Dolby Vision and Dolby Atmos. In addition, LG recently announced that it plans to initiate a firmware update to its OLED TVs that can optimize the game play experience for Dolby Vision enabled games. Xiaomi in China recently announced new TV models that support Dolby Vision, Dolby Vision IQ, and Dolby Atmos. Also, in the third quarter of fiscal 2021, Japan-based Regza launched its adoption of Dolby Vision IQ in their TVs. Dolby Vision IQ creates an enhanced viewing experience by automatically adjusting the TV picture according to the surrounding light and the type of content being viewed.
Key Challenges: Our pursuit of growth and further adoption of our technologies may be impacted by a number of factors. We must continue to present compelling reasons for consumers to demand our audio and imaging technologies, including ensuring that there is a breadth of available content in our formats and such content is being widely distributed. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Further, in certain countries, such as China, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies.
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
The breadth of mobile devices supporting Dolby technologies continues to increase globally. In the third quarter of fiscal 2021, OPPO launched its latest mobile phone model K9 which supports Dolby Atmos, and India-based Realme recently announced that its latest model will support Dolby Atmos.
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
Personal Computers
Highlights: DD+ continues to enhance audio playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment. A number of PCs from partners such as Apple, Lenovo, Dell, Samsung and ASUS also support Dolby Vision and/or Dolby Atmos, with continued expansion of applications through music, streaming, and gaming. In the third quarter of fiscal 2021, Samsung launched their new Galaxy Book model supporting Dolby Atmos.
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

Other Markets
Highlights: DD+ is incorporated in the Xbox and PlayStation gaming consoles that support gaming content and streaming for movie and television content. The most recently launched Xbox gaming console supports Dolby Vision and Dolby Atmos for streaming and gaming content. We also generate revenue from the automotive industry primarily through disc playback devices as well as other elements of the entertainment system, including in the future, enabling the playback of Dolby Atmos music.
Key Challenges: Consumer demand for devices in the gaming industry is impacted by anticipation of console refresh cycles. In addition, the gaming console market has competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base. Also, automotive revenue has been negatively impacted by a decline in the portion of cars that have optical disc playback in recent years. These factors may impact our future revenue. If OEMs do not incorporate our technologies in current and future products, our revenue will face downward pressure. Further, COVID-19 continues to cause uncertainty about consumer demand for devices in the gaming industry, the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
In addition to licensing revenue derived from the licensing of audio and imaging technologies into the markets discussed above, we offer our audio and imaging technologies to create Dolby experiences through Dolby Cinema.
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema. As of the end of the third quarter of fiscal 2021, we have over 260 Dolby Cinema locations established across 14 countries, with about 95% of those sites reopened to limited capacity. The breadth of motion pictures for Dolby Cinema continues to grow with over 350 theatrical titles in Dolby Vision and Dolby Atmos having been announced or released from all of the major studios.
Key Challenges: Although the premium large format market for the cinema industry has been growing, Dolby Cinema competes with other existing offerings. Our success depends on our partners and their success, and our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering will be tied to global box office performance generally. COVID-19 has had a significant effect on theatrical exhibition, which could impact the financial viability of our key partners. The response to COVID-19 including the closure of cinemas, shelter-in-place mandates and government-imposed social-distancing restrictions has had a negative impact on our cinema-related revenue and consumer demand, although consumer demand for the cinema has improved recently. Further, certain studios have delayed the release of a number of new movie titles and/or are shifting towards a direct-to-streaming model, which as a result, has negatively impacted the rate of new Dolby Cinema content. It is uncertain whether consumer demand for the cinema and other forms of indoor recreation will return to previous levels.
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
Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers and audio processors to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the third quarter of fiscal 2021, there are over 6,000 Dolby Atmos screens installed or committed and over 2,000 Dolby Atmos theatrical titles have been announced or released.
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
Additionally, the effects of COVID-19 such as the closure of cinemas, social distancing requirements, and shelter-in-place mandates have had a negative impact on demand for cinema products and services, and it remains uncertain whether it will continue to have a negative impact on the demand for these products and services. COVID-19 has also negatively impacted the financial health of our cinema customers and partners. If cinemas permanently close, our equipment may be available for resale on the secondary market, and erode the demand for new products. These conditions are likely to continue as government-imposed restrictions continue to lift in certain locations.
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
Developer Platform Services
Highlights: We are focused on bringing our expertise in media and communications to a broader range of content and digital experiences. For example, we are increasing our engagement with new customers across different industries through our developer platform, Dolby.io, that enables developers to access our technologies through APIs. The initial offerings include media processing APIs for analyzing and improving the sound of recorded audio files, for example, and interactivity APIs for enabling developers to embed enhanced communications experiences within their applications.
Following the initial launch of Dolby.io, we have seen growing developer engagement with our media and interactivity APIs for use cases such as entertainment, online education and collaboration tools. Also, in the third quarter of fiscal 2021, we completed an integration with Box by using embedded Dolby media processing APIs, that allows Box customers to enable their users to easily enhance the quality of their audio files.
Key Challenges: Dolby.io is still considered in its initial stages of product launch, and it is uncertain when and if it will be a material revenue driver for the Company. Our success in this market will depend on the number of developers we are able to attract and maintain, the volume of usage of the service, and our ability to monetize our services. In addition, the development and maintenance needed to provide a reliable and scalable platform may require us to internally develop new skills for our current employees or hire external specialized talent. Although the market for online experiences has been growing, Dolby's interactivity API technologies compete with other offerings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the critical accounting policies from those included in our fiscal 2020 Annual Report on Form 10-K filed with the SEC, as per Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included therein.
RESULTS OF OPERATIONS
For each line item included on our interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the condensed consolidated financial statements for the quarters ended June 25, 2021 and June 26, 2020. Note that adjustments related to previously under-reported sales-based royalties as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	June 25, 2021	June 26, 2020	$	%	June 25, 2021	June 26, 2020	$	%
Revenue	$271,569	$235,125	$36,444	15%	$948,159	$821,673	$126,486	15%
Percentage of total revenue	95%	95%			95%	92%
Cost of licensing	12,480	12,572	(92)	(1)%	41,486	38,157	3,329	9%
Gross margin	259,089	222,553	36,536	16%	906,673	783,516	123,157	16%
Gross margin percentage	95%	95%			96%	95%

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Market	June 25, 2021		June 26, 2020		June 25, 2021		June 26, 2020
Broadcast	$123,955	46%	$88,824	38%	$368,068	39%	$319,634	39%
Mobile	49,861	18%	77,641	33%	221,157	23%	187,819	23%
CE	37,805	14%	20,365	9%	138,010	15%	118,409	14%
PC	24,870	9%	23,537	10%	108,709	11%	101,171	12%
Other	35,078	13%	24,758	10%	112,215	12%	94,640	12%
Total licensing revenue	$271,569	100%	$235,125	100%	$948,159	100%	$821,673	100%

Current Quarter: Q3 2021 vs. Q3 2020

Factor	Revenue		Gross Margin
Broadcast	á	Higher revenue due to higher TV unit shipments in North America and Europe, higher STB unit shipments, higher revenue from recoveries, and higher adoption of our technologies	ßà	No significant fluctuations
Mobile	â	Lower revenue from our patent licensing technologies, primarily due to lower recoveries in the current year, partially offset by higher revenue from higher unit shipments
CE	á	Higher revenues from higher shipments of DMAs and soundbars, and increased adoption of our patent licensing technologies
Other	á	Higher gaming revenue primarily from gaming consoles and gaming headsets, higher patent administration fees from Via Licensing, and higher revenues from Dolby Cinema due to increased movie theater attendance
PC	á	Higher unit shipments due to demand from working from home conditions of COVID-19, partially offset by lower recoveries
Year-To-Date: Q3 2021 vs. Q3 2020

Factor	Revenue		Gross Margin
Broadcast	á	Higher revenue from higher unit shipments in North America and Europe, increased adoption of our technologies, and higher revenue from our patent licensing technologies, partially offset by lower recoveries	ßà	No significant fluctuations
Mobile	á	Higher revenue from recoveries, as well as higher revenue from our patent licensing technologies and higher unit shipments
CE	á	Higher revenue from higher unit shipments, increased adoption of our Dolby Atmos and Dolby Vision technologies, and higher revenue from recoveries
Other	á	Higher gaming revenue primarily from gaming consoles and higher patent administration fees from Via Licensing, partially offset by lower automotive recoveries
PC	á	Higher unit shipments due to demand from working from home conditions of COVID-19, and higher adoption of our Dolby Atmos and Dolby Vision technologies, partially offset by lower recoveries
Products and Services
Products revenue is generated from the sale of audio, imaging, and voice products for the cinema, television broadcast, and communications. Also included in products revenue are amounts relating to certain Dolby Cinema arrangements that are considered sales-type leases that involve fixed or minimum fees. Cost of products includes materials, labor, manufacturing overhead, amortization of certain intangible assets, and certain third party royalty obligations.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products and Services	June 25, 2021	June 26, 2020	$	%	June 25, 2021	June 26, 2020	$	%
Revenue	$15,230	$11,784	$3,446	29%	$48,072	$68,928	$(20,856)	(30)%
Percentage of total revenue	5%	5%			5%	8%
Cost of products and services	19,164	17,316	1,848	11%	57,840	65,876	(8,036)	(12)%
Gross margin	(3,934)	(5,532)	1,598	(29)%	(9,768)	3,052	(12,820)	(420)%
Gross margin percentage	(26)%	(47)%			(20)%	4%
Current Quarter: Q3 2021 vs. Q3 2020

Factor	Revenue		Gross Margin
Products	á	Higher sales of cinema equipment due to gradual recovery from COVID-19, partially offset by lower units of conferencing hardware products as a result of winding down that business	á	Higher gross margin primarily due to higher products and services revenue
Services	ßà	No significant fluctuations	ßà	No significant fluctuations

Year-To-Date: Q3 2021 vs. Q3 2020

Factor	Revenue		Gross Margin
Products	â	Lower sales of cinema equipment attributable to COVID-19, and lower units of conferencing hardware products as a result of winding down that business	â	Lower revenue from Dolby Cinema and Dolby Voice hardware sales, lower absorption of manufacturing overhead, and higher scrap from exiting our conference hardware business, partially offset by lower variable COGS due to lower volume and lower excess and obsolescence charges
Services	ßà	No significant fluctuations	â	Higher costs related to Dolby Cinema services, higher depreciation expense, and higher systems expenses to support the developer platform
Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 25, 2021	June 26, 2020	$	%	June 25, 2021	June 26, 2020	$	%
Research and development	$62,094	$59,583	$2,511	4%	$191,674	$177,319	$14,355	8%
Percentage of total revenue	22%	24%			19%	20%
Current Quarter: Q3 2021 vs. Q3 2020

Category	Key Drivers
Compensation & Benefits	á	Higher costs of $2.3 million due to higher salaries expense
Year-To-Date: Q3 2021 vs. Q3 2020

Category	Key Drivers
Compensation & Benefits	á	Higher costs of $5.6 million due to higher incentive compensation and higher costs of $4.7 million due to higher salaries expense, due to increased headcount
Stock-based Compensation	á	Higher costs of $3.1 million due to increased fair value of RSUs
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 25, 2021	June 26, 2020	$	%	June 25, 2021	June 26, 2020	$	%
Sales and marketing	$80,714	$70,934	$9,780	14%	$234,205	$254,537	$(20,332)	(8)%
Percentage of total revenue	28%	29%			24%	29%
Current Quarter: Q3 2021 vs. Q3 2020

Category	Key Drivers
Marketing Programs	á	Higher costs of $6.2 million primarily due to marketing efforts for company growth initiatives and branding activities
Year-To-Date: Q3 2021 vs. Q3 2020

Category	Key Drivers
Marketing Programs	â	Lower costs of $22.7 million primarily related to marketing programs that were higher in the prior year due to the timing of execution, and lower spending due to COVID-19
Travel	â	Lower costs of $7.6 million for company travel due to COVID-19 travel restrictions
Compensation & Benefits	á	Higher costs of $5.2 million primarily due to higher incentive compensation in the current year
Stock-based Compensation	á	Higher costs of $4.4 million due to increased fair value of RSUs

General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 25, 2021	June 26, 2020	$	%	June 25, 2021	June 26, 2020	$	%
General and administrative	$56,116	$50,843	$5,273	10%	$169,968	$164,172	$5,796	4%
Percentage of total revenue	20%	21%			17%	18%
Current Quarter: Q3 2021 vs. Q3 2020

Category	Key Drivers
Bad Debt Expense	â	Lower costs of $3.5 million primarily due to higher charges recorded in the prior year attributable to the onset of COVID-19
Legal, Professional, & Consulting	á	Higher costs of $3.2 million primarily due to higher legal expenses
Compensation & Benefits	á	Higher costs of $1.1 million due to higher salaries expense
Stock-based Compensation	á	Higher costs of $1.1 million due to increased fair value of RSUs
Year-To-Date: Q3 2021 vs. Q3 2020

Category	Key Drivers
Bad Debt Expense	â	Lower costs of $6.5 million primarily due to net increase in collections in the current year, and higher charges recorded in the prior year attributable to the onset of COVID-19
Legal, Professional, & Consulting	á	Higher costs of $5.1 million primarily due to higher legal expenses
Taxes and Insurance	á	Higher costs of $4.2 million primarily due to a property tax credit recorded in the prior year that did not repeat in the current period
Compensation & Benefits	á	Higher costs of $4.0 million due to higher incentive compensation in the current year
Gain on Sale of Assets

	Fiscal Year-To-Date Ended		Change
	June 25, 2021	June 26, 2020	$	%
Gain on sale of assets	$(13,871)	$—	$(13,871)	(100)%
Percentage of total revenue	(1)%	—%
Year-To-Date: Q3 2021 vs. Q3 2020
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
Restructuring Charges
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 25, 2021	June 26, 2020	$	%	June 25, 2021	June 26, 2020	$	%
Restructuring charges	$140	$1,522	$(1,382)	(91)%	$10,904	$1,866	$9,038	484%
Percentage of total revenue	—%	1%			1%	—%
Year-To-Date: Q3 2021 vs. Q3 2020

Restructuring charges recorded in the year-to-date period ended June 25, 2021 of $9.6 million were incurred in relation to our fiscal 2021 plan to reduce certain activities, such as exiting our conferencing hardware business, in order to focus our efforts on higher priority investment areas, and reduce the cost structure of our manufacturing operations. These costs represented severance and related benefits that were offered to approximately 100 employees that were impacted by this action. For additional information on our Restructuring programs, see Note 13 "Restructuring" to our unaudited interim condensed consolidated financial statements.
Other Income/Expense
Other income/expense primarily consists of interest income earned on cash and investments and the net gains or losses from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 25, 2021	June 26, 2020	$	%	June 25, 2021	June 26, 2020	$	%
Other income	$3,034	$5,851	$(2,817)	(48)%	$7,429	$16,549	$(9,120)	(55)%
Percentage of total revenue	1%	2%			1%	2%
Current Quarter: Q3 2021 vs. Q3 2020

Category	Key Drivers
Interest Income	â	Lower yields of $1.8 million on current year investment balances due to decreased interest rates
Year-To-Date: Q3 2021 vs. Q3 2020

Category	Key Drivers
Interest Income	â	Lower yields of $9.6 million on current year investment balances due to decreased interest rates
Income Taxes
Our effective tax rate is based on our annual fiscal year results and is affected each period-end by several factors. These factors include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in foreign jurisdictions, as well as discrete items such as changes to our unrecognized tax benefits that may occur in, but are not necessarily consistent between, periods. For additional information related to effective tax rates, see Note 12 “Income Taxes” to our unaudited interim condensed consolidated financial statements.

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
(Provision for)/benefit from income taxes	$(4,565)	$27,388	$(37,859)	$(580)
Effective tax rate	7.7%	(68.5)%	12.2%	0.3%
Current Quarter: Q3 2021 vs. Q3 2020

Factor	Impact On Effective Tax Rate
Unrecognized Tax Benefits	á	Lower expense in prior period due to a discrete benefit associated with the release of liabilities related to unrecognized tax benefits
Year-To-Date: Q3 2021 vs. Q3 2020

Factor	Impact On Effective Tax Rate
Unrecognized Tax Benefits	á	Lower expense in prior period due to a discrete benefit associated with the release of liabilities related to unrecognized tax benefits
Net (Income)/Loss Attributable to Controlling Interest

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 25, 2021	June 26, 2020	$	%	June 25, 2021	June 26, 2020	$	%
Net (income)/loss attributable to controlling interest	$61	$(93)	$154	(166)%	$(7,559)	$(109)	$(7,450)	6,835%
Percentage of total revenue	—%	—%			(1)%	—%
Year-To-Date: Q3 2021 vs. Q3 2020

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
As of June 25, 2021, we had cash and cash equivalents of $1,219.6 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $102.4 million, which consisted primarily of municipal debt securities, certificates of deposit, government bonds, commercial paper, corporate bonds, and U.S. agency securities.
The following table presents selected financial information as of June 25, 2021 and September 25, 2020 (in thousands):

	June 25, 2021	September 25, 2020
Cash and cash equivalents	$1,219,648	$1,071,876
Short-term investments	48,277	46,948
Long-term investments	54,155	52,149
Accounts receivable, net	275,080	180,340
Accounts payable and accrued liabilities	267,220	232,591
Working capital	1,463,911	1,280,087
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
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $2.0 billion of stock repurchases under the program.
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
Operating Activities

	Fiscal Year-to-Date Ended
	June 25, 2021	June 26, 2020
Net cash provided by operating activities	$337,980	$231,187
Net cash provided by operating activities increased $106.8 million in the fiscal year-to-date period ended June 25, 2021 as compared to the fiscal year-to-date period ended June 26, 2020, primarily due to the following:

Factor	Impact On Cash Flows
Working Capital	â	Higher inflows due to decrease in accounts payable and accrued liabilities, partially offset by increased contract assets
Net Income	á
Higher revenue and lower S&M expenses, partially offset by higher tax expense due to a discrete benefit associated with the release of liabilities related to unrecognized tax benefits in the prior year

Gain on Sale of Assets	â	Non-cash adjustment for the gain recognized on the sale of property that was 51% owned by the controlling interest
Investing Activities

	Fiscal Year-to-Date Ended
	June 25, 2021	June 26, 2020
Net cash used in investing activities	$(29,948)	$(20,261)
Net cash used in investing activities was $9.7 million higher in the fiscal year-to-date period ended June 25, 2021 as compared to the fiscal year-to-date period ended June 26, 2020, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds from Investments	â	Lower inflows from the sale and maturity of marketable investment securities
Purchase of Investments	á	Lower outflows for the purchase of marketable investment securities
Sale of Assets	á	Higher inflows for the sale of property that was 51% owned by the controlling interest
Capital Expenditures	á	Lower expenditures for PP&E due to reduced Dolby Cinema spending
Financing Activities

	Fiscal Year-to-Date Ended
	June 25, 2021	June 26, 2020
Net cash used in financing activities	$(165,650)	$(153,917)
Net cash used in financing activities was $11.7 million higher in the fiscal year-to-date period ended June 25, 2021 as compared to the fiscal year-to-date period ended June 26, 2020, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	â	Higher outflows for common stock repurchases as part of our stock repurchase program
Common Stock Issuance	á	Higher inflows from employee stock option exercises
Shares Repurchased for Tax Withholdings	â	Higher outflows due to increased number of RSUs that vested, resulting in more shares withheld for taxes
Distribution to Controlling Interest	â	Higher outflows for distributions to controlling interest due to the sale of property that was 51% owned by the controlling interest
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

In the third quarter of fiscal 2021, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of June 25, 2021, we had cash and cash equivalents of $1,219.6 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $102.4 million, which consisted primarily of municipal debt securities, corporate bonds, government bonds, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At June 25, 2021, the weighted-average credit quality of our investment portfolio was AA, with a weighted-average maturity of approximately fourteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of June 25, 2021, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $1.1 million and $0.5 million, respectively.
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
The pre-tax losses attributed to the effective portion of cash flow hedges recognized in AOCI was $4.3 million in the third quarter of fiscal 2021 and was $8.2 million in the fiscal year-to-date period ended June 25, 2021. The pre-tax gains attributed to the effective portion of cash flow hedges recognized in AOCI were $4.8 million and $1.1 million in the third quarter of fiscal 2020 and in the fiscal year-to-date period ended June 26, 2020, respectively.
The pre-tax effective portion of gains reclassified to the condensed consolidated statements of operations was $2.8 million and $1.1 million in the third quarter of fiscal 2021 and 2020, respectively, and $6.8 million and $1.1 million in the fiscal year-to-date period ended June 25, 2021 and June 26, 2020, respectively.

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
As of June 25, 2021 and September 25, 2020, the outstanding derivative instruments had maturities of equal to or less than 6 months, and the total notional amounts of outstanding contracts were $72.4 million and $93.8 million, respectively.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of June 25, 2021. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $3.3 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $3.3 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ending June 25, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor the evolving COVID-19 pandemic to assess any impact it may have on the design and operating effectiveness of our internal control over financial reporting.

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
REVENUE GENERATION
COVID-19
COVID-19, including the spread of the newer Delta variant, has had and will continue to have an adverse impact on our operations and financial performance. To date, the pandemic, which has affected nearly all regions around the world, and preventative measures taken to contain or mitigate the pandemic, are causing business slowdown or shutdown in affected areas and significant disruption in the financial markets. We cannot predict with any certainty the degree to, or the time period over, which our revenues and operations will be affected by this pandemic and related preventative measures.
The spread of COVID-19 impacts several of our partners and has resulted in disruption of the supply chain of consumer products and delays in shipments, product development and product launches. In addition, consumer demand for certain products that include our technologies has been, and we expect to continue to be, negatively impacted due to economic uncertainty from COVID-19 and a decline in discretionary spending by consumers. These factors have impacted revenue pertaining to customer-shipment royalties. Further, these factors have and may continue to result in delays in the release of new products or services that contain our technologies by partners and licensees. These factors may also result in delays in royalty reporting by partners and licensees, and in cases where a partner or licensee’s financial condition has significantly worsened, we may have difficulty collecting or be unable to collect amounts owed to us. In addition, we have experienced heightened demand for certain consumer products that feature our technologies, including TVs and PCs, during the pandemic. It is unclear how demand for these products may change relative to demand levels during the pandemic.
The overall cinema market has been, and we expect to continue to be, adversely impacted by COVID-19 social distancing recommendations. At various times, our exhibition partners and customers have had to either partially or fully discontinue operations. This has resulted, and we expect will continue to result, in a significant reduction in box office receipts at Dolby Cinema sites and lower demand for our cinema products and services. Though most cinema locations have been permitted to resume operations, many such locations are operating significantly below capacity. It remains uncertain when and where the cinemas will be able to operate at full capacity.
Further, the spread of the Delta variant may result in renewed social distancing mandates or shutdowns. The situation is rapidly evolving, and we cannot predict how or to what extent the cinema market, or other markets we target, may be impacted.
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
The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted with any certainty, including, but not limited to, the duration and extent of the pandemic, its severity, the rate and extent of vaccine distributions to the general population and other actions to contain the virus or its impact, additional subsequent outbreaks and variant strains, and how quickly and to what extent normal economic and operating conditions can resume.
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
Reliance on Semiconductor Manufacturers and Availability of Semiconductor Components. Our licensing revenue from system licensees depends in large part upon the availability of ICs that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer entertainment products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce, and then sell them to system licensees in accordance with their agreements. We do not control the IC manufacturers’ decisions on whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. Further, COVID-19 has caused shortages of semiconductor components and other key materials that may adversely impact the ability of our implementation and system licensees and customers to meet product demand in a timely fashion.
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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of June 25, 2021, we had approximately 14,900 issued patents in addition to approximately 4,000 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2045. If we are unable to expand on our patent portfolio or refresh our technology with new patented inventions, our revenues could decline.
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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 67% and 59% of our revenue was derived outside of the U.S. in the fiscal quarter ended June 25, 2021 and June 26, 2020, respectively. We are subject to a number of risks related to conducting business internationally, including:

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
Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for IP. The regulatory enforcement activities in such jurisdictions can be unpredictable, in some cases because these jurisdictions have only recently implemented competition laws. From time to time, we are the subject of requests for information, market conduct examinations, inquiries or investigations by industry groups and/or regulatory agencies in these jurisdictions. For instance, the Korean Fair Trade Commission has requested information relating to our business practices in South Korea on various occasions, and has made allegations regarding the audit of a single customer. We do not believe the outcome of this matter will have a material impact on our business or results of operations. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, our results could be negatively impacted and we could be exposed to costly and time-consuming legal proceedings.

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
The U.S. tax law changes enacted through the Tax Cuts and Jobs Act ("Tax Act") require us to exercise significant judgment in interpreting its provisions. The applicability of the Tax Act, the impact of its provisions, potential changes to existing tax laws under a Democratic-controlled Congress, and any changes that we make to our corporate trading structure could adversely affect our tax rate and cash flow in future years.
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

STOCK-RELATED ISSUES
Controlling Stockholder. At June 25, 2021, the Dolby family and their affiliates owned 382,928 shares of our Class A common stock and 36,012,733 shares of our Class B common stock. As of June 25, 2021, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 84.6% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, $200.0 million, $200.0 million, $350.0 million, and $350.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, October 23, 2014, January 25, 2017, July 25, 2018, and July 31, 2019, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. For additional details on the increase announced on July 29, 2021, refer to Note 16 "Subsequent Event."
The following table provides information regarding our share repurchases made under the program during the third quarter of fiscal 2021:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
March 27, 2021 - April 23, 2021	—	—	—	$76.4 million
April 24, 2021 - May 21, 2021	189,805	95.89	189,805	$58.2 million
May 22, 2021 - June 25, 2021	214,427	96.95	214,427	$37.4 million
Total	404,232		404,232
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith
10.1	French Sub-Plan to the 2020 Stock Plan				X
10.2	Form of Restricted Stock Unit Agreement - France				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
+    Furnished herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 29, 2021

DOLBY LABORATORIES, INC.
By:	/S/ LEWIS CHEW
Lewis Chew
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)