Form 10-K
period 2021-09-24
Dolby Laboratories, Inc.
filed 2021-11-17
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 24, 2021
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
Title of each class
Class B common stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 26, 2021 was $5.7 billion. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding at March 26, 2021. This calculation does not reflect a determination that such persons are affiliates for any other purposes.
On October 29, 2021, the registrant had 65,073,727 shares of Class A common stock, par value $0.001 per share, and 36,086,779 shares of Class B common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 24, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

DOLBY LABORATORIES, INC.
FORM 10-K

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AFS	Available-For-Sale (Securities)
AOCI	Accumulated Other Comprehensive Income (Loss)
API	Application Programming Interface
APIC	Additional-Paid In-Capital
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
ATSC	Advanced Television Systems Committee
AVC	Advanced Video Coding
AVR	Audio/Video Receiver
CE	Consumer Electronics
CODM	Chief Operating Decision Maker
COGS	Cost Of Goods Sold
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVB	Digital Video Broadcasting
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General and Administrative
HD	High Definition
HDR	High-Dynamic Range
HDTV	High Definition Television
HE-AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
HTIB	Home Theater In-A-Box
IC	Integrated Circuit
IMB	Integrated Media Block
IP	Intellectual Property
LP	Limited Partner/Partnership
NOL	Net Operating Loss
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant, and Equipment
PSO	Performance-Based Stock Option
PSU	Performance-Based Restricted Stock Unit
R&D	Research and Development
ROU	Right-Of-Use
RSU	Restricted Stock Unit
S&M	Sales and Marketing
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
STB	Set-Top Box
TSR	Total Stockholder Return
UHD	Ultra High Definition
U.S. GAAP	Generally Accepted Accounting Principles In The United States

Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements reflecting our current expectations that are subject to risks and uncertainties, including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; the effect of the coronavirus pandemic ("COVID-19") on our business; market growth opportunities and trends; our ability to maintain key partnership relationships; our plans, strategies, and expected opportunities; future competition; our stock repurchase plan; and our dividend policy. Use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," or similar expressions indicates a forward-looking statement. Such forward-looking statements are based on management’s reasonable and current assumptions and expectations. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in Item 1A, "Risk Factors" and key challenges set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We disclaim any duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results.

PART I

ITEM 1. BUSINESS
OVERVIEW
Dolby Laboratories creates audio and imaging technologies that transform entertainment and communications for content playback in movies, TV, music and gaming. Founded in 1965, our strengths stem from expertise in analog and digital signal processing and digital compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multiple offerings that enable more immersive sound for cinema, DTV transmissions and devices, mobile devices, OTT video and music services, and home entertainment devices. Today, we derive the majority of our revenue from licensing our audio technologies. We also derive revenue from licensing our consumer imaging and communication technologies, as well as audio and imaging technologies for premium cinema offerings in collaboration with exhibitors. In addition, we provide products and services for a variety of applications in the cinema, broadcast, and communications markets, and offer media processing and interactivity APIs through our developer platform, Dolby.io.
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
Delivering Superior Experiences. Our technologies and solutions optimize playback and communications so that users may enjoy richer, clearer, and more immersive sound and sight experiences
Expanding the Reach of our Technologies. With the launch of our developer platform, Dolby.io, we are expanding our addressable market to enhance a broader range of content, by enabling developers to build high quality, interactive, and media centric applications.
REVENUE GENERATION
The following table presents a summary of the composition of our revenue for all periods presented. Refer to Note 2 "Summary of Significant Accounting Policies" and Note 3 "Revenue Recognition" for further detail.

	Fiscal Year Ended
Revenue	September 24, 2021	September 25, 2020	September 27, 2019
Licensing	95%	93%	89%
Products and services	5%	7%	11%
Total	100%	100%	100%
We generate revenue from licensing arrangements with over 500 electronics product OEM and software developer licensees.

Licensing
We license our technologies to a range of customers who incorporate them into their products for enhanced audio and imaging functionality for content playback in movies, TV, music, and gaming. Our key technologies are summarized in the table below. As it relates to AAC, HE-AAC, AVC, and HEVC, we jointly participate in patent licensing programs with other patent owners.

Technology	Description
AAC & HE-AAC	An advanced digital audio codec solution with higher bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby® AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos®	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos provides an immersive experience that can be provided via multiple Dolby audio coding technologies.
Dolby Digital®	A digital audio coding technology that provides multichannel sound to a variety of media applications.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision®	An imaging technology combining high dynamic range and dynamic metadata to deliver ultra vivid colors, sharper contrasts, and richer details for cinema and a wide range of media devices.
Dolby Voice®	An audio communications technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of our licensing business and revenue for all periods presented:

	Fiscal Year Ended
Market	September 24, 2021	September 25, 2020	September 27, 2019	Main Offerings Incorporating Our Technologies
Broadcast	39%	41%	43%	Televisions and STBs
Mobile	22%	21%	17%	Smartphones and Tablets
CE	15%	14%	14%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	12%	12%	10%	Windows and macOS operating systems
Other	12%	12%	16%	Gaming consoles, Auto DVD, Dolby Cinema, and Dolby Voice
Total	100%	100%	100%
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
Patent Licensing Model. We license our patents through patent pools which are arrangements between multiple patent owners to jointly offer and license pooled patents to licensees. We also license our patents directly to manufacturers that use our IP in their products. Finally, we generate service fees for managing patent pools on behalf of third party patent owners through our wholly-owned subsidiary, Via Licensing Corporation ("Via"). By aggregating and offering pooled IP, patent pools deliver efficiencies that reduce transactional costs for both IP owners and licensees. The Via patent pools enable product manufacturers to efficiently and transparently secure patent licenses for audio coding, interactive television, digital radio, and wireless technologies. We offer our patents related to AAC, AVC, HE-AAC, HEVC, and other IP through a combination of patent pools and licensing directly to OEMs.
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
Collaboration Arrangements
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
Products and Services
We design and manufacture audio and imaging products for the cinema, television, broadcast, and entertainment industries. Distributed in approximately 90 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. Additionally, some of our Dolby Cinema arrangements involve fixed or minimum amounts, which are typically included in products sales. We also sell and lease hardware that facilitates the Dolby conferencing experience, though at reduced levels since we decided to exit our conferencing hardware business in the first quarter of fiscal 2021.
Recently, we launched a developer platform, Dolby.io, that enables developers access to our technologies through APIs. These offerings currently include media processing APIs for analyzing and improving the sound of recorded audio files, and interactivity APIs for enabling developers to embed enhanced communications experiences within their applications. Over time, Dolby.io is intended to significantly expand the amount and types of content that can be enhanced through our technologies and capabilities.

Key products from which we generate products revenue are summarized in the table below:

Product		Description
Cinema	Cinema Imaging Products	Digital Cinema Servers used to load, store, decrypt, decode, watermark, and playback digital film files for presentation on digital cinema projectors and software used to encrypt, encode, and package digital media files for distribution.
	Cinema Audio Products	Cinema Processors, amplifiers, and loudspeakers used to decode, render, and optimally playback digital cinema soundtracks including those using Dolby Atmos.
Other	Dolby Conference Phone	An integral hardware component of the Dolby Voice conferencing solution that enhances full-room voice capture, spatial voice separation, and playback.
	Dolby Voice Room	Video conferencing solution for huddle rooms and conference rooms that combines a camera product with the Dolby Conference Phone and Dolby Voice technology.
	Other Products	3-D glasses and kits, broadcast hardware and software used to encode, transmit, and decode multiple channels of high-quality audio for DTV and HDTV distribution, monitors, accessibility solutions for hearing and visually impaired consumers, and Dolby.io.
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
As of September 24, 2021, we had approximately 15,500 issued patents and approximately 4,000 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2045.
Some of our patents relating to DD technologies have expired, and others will expire over the next several years. While in the past we derived a significant portion of our licensing revenue from our DD technologies, this is no longer the case as revenue attributed to DD technologies has declined and is expected to continue to decline. The primary products where DD is widely used include DVD players (but not Blu-ray players), TVs, and STBs. We have transitioned a number of our DD licensees to DD+ technologies, an extension of our DD technologies, whose patents generally expire later than the DD patents.
We pursue a general practice of filing patent applications for our technologies in the United States ("U.S.") and foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations, and we also make strategic acquisitions of technology and patents from time to time. We have multiple patents covering aspects and improvements for many of our technologies.
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
Explicit industry standards are adopted through a standardization process whereby government entities, industry standards-setting bodies, trade associations, and others evaluate and then prescribe the use of a technology. For example, as global broadcast standards for digital, HD, and UHD television have developed, Dolby audio technologies have been adopted or mandated in various regions of the world, highlights of which are as follows:
•DD+ and HE-AAC are mandated for use in terrestrial broadcast across many countries including France, Italy, the United Kingdom ("U.K."), Sweden, Germany, Poland, Turkey, and Russia. In addition, DD+ and HE-AAC are included in the digital terrestrial television specifications of emerging digital TV markets in Africa, Brazil, South-East Asia, and India while operators in China have selected DD and DD+ as optional technologies for transmissions using the country’s digital terrestrial television specification.
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
In addition, Dolby technologies have become de facto industry standards in many consumer entertainment products. De facto industry standards are adopted by industry participants when technologies are introduced to the marketplace and become widely used, and include the following examples:
•Prior to the adoption of HD terrestrial broadcast standards mandating Dolby technologies, many European HD broadcasters began broadcasting in DD or DD+, leading OEMs to include these technologies in their televisions and STBs for the European market.
•In mobile devices, HE-AAC is specified for various applications in the 3GPP suite of standards, and is a de facto audio standard in entertainment services.
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
R&D expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Research and Development	$253,640	$239,045	$237,871
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
We maintain more than 20 sales offices in key regions around the globe. S&M expenses included in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Sales and Marketing	$332,671	$335,933	$343,835
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
•Relationships with producers, directors, and distributors in the film and television industry, with television broadcast industry leaders, with OTT industry leaders, and with the management of semiconductor and CE OEMs;
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
Our technologies, products, and services span the audio and imaging sectors of several distinct and diverse industries, including the broadcasting, mobile, consumer entertainment, PC, gaming, cinema, and communications industries. The lack of a clear definition of the markets in which our products, services, and technologies are sold or licensed, the nature of our technologies, their potential use for various commercial applications, and the diverse nature of and lack of detailed reporting by our competitors, make it impracticable to quantify our position.
HUMAN CAPITAL
At Dolby, we strive to act as a good partner to our customers, employees, shareholders, and communities. We are committed to fostering a workplace environment in which every employee can contribute their fullest potential, based on their individual experiences and perspectives, to our common efforts and make a positive impact through their roles.
Our efforts fall into three areas of ongoing engagement: Our People, Our World, and Our Company. Details of this work are available in our Sustainability Report, and we encourage you to read it on our website and learn more.
As of September 24, 2021, we had 2,368 employees worldwide, of whom 1,120 employees were based outside of the U.S. None of our employees are subject to a collective bargaining agreement.
Our People
Employee Well-being
Our workforce strategies prioritize employee well-being and take an integrated approach to mental, physical, and financial well-being for our employees. We have expanded our mental well-being programs to include therapy and access to wellness coaching, mindfulness training and live community sessions.
Throughout COVID-19, we enacted business strategies to support the health and safety of our employees and enable business continuity. We focused on implementing practices within all our offices to enable connection and effective work delivery in a full remote environment. Dolby employees have remained highly engaged. In a company-wide survey in September 2021, Motivation & Commitment scores indicate that we remain highly connected to our work and each other. We are actively preparing for the future of work at Dolby which will be a blend between in person and remote work.
Diversity, Inclusion and Belonging ("DIB")
We’re committed to being a part of creating a more equitable world. Different backgrounds, perspectives, and beliefs bring critical value to our business, and we’re driven by the knowledge that diverse talent enhances our ability to imagine, innovate, and grow.
To invest in the talent of the future, we provide financial contributions, employee engagement, and in-kind support of science, technology, engineering, arts, and mathematics education and workforce initiatives at the K-12, university, and early-career levels and are engaged in strategic partnerships with universities to help develop the next generation of diverse talent at Dolby.
We have programs and practices in place to support creating an environment where individual experiences and perspectives are welcome and where everyone can belong and thrive. This includes equipping our leaders, colleagues, and peers with tools to have open and authentic conversations with the goal of becoming more aware and more empathetic to others’ experiences.
We empower everyone at Dolby to be co-creators of change by offering employees opportunities to learn and grow through educational sessions, hands-on workshops, employee-led Employee Network ("EN") events, and company-led DIB programs. Our EN community encompasses 13 networks, convening around many different dimensions of diversity including gender, race/ethnicity and more, to build community and drive awareness of issues impacting employees identifying with these dimensions of diversity and their allies.
We are accountable to our progress and publish our global gender diversity and U.S. race and ethnic diversity workforce data annually. We encourage you to review our Sustainability Report for more detailed information. Nothing in our Sustainability Report shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Compensation and Benefits
We offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages in each of our locations around the globe. In addition to comprehensive health benefits and the employee stock purchase program, depending on the location, employees may also enjoy free or subsidized fitness programs, commuter benefits, wellness credits, tuition reimbursement opportunities, and personal development courses, among other benefits.
Our World
Social Impact
Through our Dolby Cares program, employees from our offices around the world organize to volunteer as individuals, as part of a work team or through our diversity, inclusion, and belonging Employee Networks. From tutoring youth and mentoring adults reentering the workforce, to delivering meals to seniors or providing legal services through our legal pro-bono program, our employees are making our communities stronger. We also partner with educational organizations in our local communities around the world, including Bay Area Video Coalition, Girls Who Code, Greene Scholars, IGNITE Worldwide, Inneract Project and others to organize volunteer opportunities. Our educational efforts are intended to share Dolby’s experiences, ideas and approaches from our unique position at the intersection of science, technology and art.
Our Company
Management Succession Planning
Our Board of Directors works with the Nominating and Governance Committee on succession planning for our Chief Executive Officer, including a process for identifying potential successors. Our Board of Directors has adopted an emergency succession plan in the event of the death, disability, incapacity or unanticipated departure or leave of our Chief Executive Officer.
Board Oversight of Human Capital Management
Through our Compensation Committee, our Board of Directors provides oversight of human capital matters. Our Nominating and Governance Committee works with the Board of Directors on management succession as described above. The Board and Board committees are supported in these efforts by our management team, People, Legal and Compliance.
CORPORATE AND AVAILABLE INFORMATION
We were founded in London, England in 1965 and incorporated in the State of New York in 1967. We reincorporated in California in 1976 and reincorporated in Delaware in September 2004. Our principal corporate offices are located at 1275 Market Street, San Francisco, California 94103. Our telephone number is (415) 558-0200.
Our website is www.dolby.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investor Relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. The SEC also maintains a website that contains our SEC filings at www.sec.gov.

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
REVENUE GENERATION
COVID-19
COVID-19, including the spread of the newer Delta variant, has had and will continue to have an adverse impact on our operations and financial performance. COVID-19 continues to impact several of our partners and has resulted in disruption of the supply chain of consumer products and delays in shipments, product development and product launches. In addition, consumer demand for certain products that include our technologies has been, and we expect to continue to be, negatively impacted due to economic uncertainty from COVID-19 and a decline in discretionary spending by consumers. These factors have impacted revenue pertaining to customer-shipment royalties. Further, these factors have and may continue to result in delays in the release of new products or services that contain our technologies by partners and licensees. These factors may also result in delays in royalty reporting by partners and licensees, and in cases where a partner or licensee’s financial condition has significantly worsened, we may have difficulty collecting or be unable to collect amounts owed to us. In addition, we have experienced heightened demand for certain consumer products that feature our technologies, including TVs and PCs, during the pandemic. It is unclear how demand for these products may change relative to demand levels during the pandemic.
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
Further, the spread of Delta or other variants may result in renewed social distancing mandates or shutdowns. The situation is continuing to evolve, and we cannot predict how or to what extent the cinema market, or other markets we target, may be impacted.
The spread of COVID-19 has caused us to modify our business practices (including temporary office closures, restricting employee travel, enabling and encouraging remote work, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, licensees, partners, and community. These actions may adversely impact our productivity and cause delays on new and existing projects. Such delays may negatively impact our revenue. Further, there is no certainty that the measures we have taken or will take will be sufficient to mitigate the risks posed by the virus to the well-being and productivity of our workforce.
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
The shift away from optical disc media to has resulted in a decline in revenue from the sale of devices that include DVD and Blu-ray Disc players. For example, the number of PCs that include optical disc drives has decreased significantly in recent years. Because PC OEMs are required to pay us a higher per-unit royalty for Windows PCs that include optical disc playback functionality than Windows PCs that do not include such functionality, further decreases in inclusion of optical disc drives in PCs will result in lower per-unit royalties.
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
Cinema Industry Risks. Revenue from Dolby Cinema and cinema product sales is subject to the pace of construction or upgrade of screens, the advent of new or competing technologies, the willingness of movie studios to produce films in our Dolby Atmos and Dolby Vision formats, consumer trends, box-office performance generally, and other events or conditions in the cinema industry. Although we have invested a substantial amount of time and resources developing Dolby Cinema, and expect to continue to invest and build partnerships in connection with the launch of Dolby Cinema locations, we may not continue to recognize a meaningful amount of revenue from these efforts in the near future. Additionally, we have collaborations with multiple exhibitors in foreign markets, including Asia, Europe, and the Middle East, and we may face a number of risks in expanding Dolby Cinema in these and other new international markets. The revenue we receive from Dolby Cinema exhibitors are based on a portion of box-office receipts from the installed theaters, and the timing of such theater installations is dependent upon a number of factors beyond our control. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally. The success of Dolby Cinema depends in large part on our ability to differentiate our offering, deploy new sites in accordance with plans, provide a compelling experience, and attract and retain a viewing audience. A decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be negatively impacted. These factors are subject to increased risk due to COVID-19, including related social distancing restrictions, delays in cinematic releases, shortened theatrical release windows, temporary suspensions of production of future releases, delay in royalty and other payments and solvency of our exhibitor partners. Further, it remains uncertain when cinemas will return to full capacity and how quickly moviegoers will return to theaters.
Our revenue and associated demand from cinema product sales is dependent upon industry and economic cycles, which are subject to risks including delays in cinematic releases and reduced operating capacity related to COVID-19, along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in the China market, which is subject to economic risks as well as geo-political risks. Furthermore, future growth of our cinema products business also depends upon new theater construction and entering into an equipment replacement cycle whereby previously purchased cinema products are upgraded or replaced. To the extent that we do not make progress in these areas, or are faced with pricing pressures, competing technologies, or other global macroeconomic challenges our revenue may be adversely impacted.
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
Reliance on Semiconductor Manufacturers and Availability of Semiconductor Components. Our licensing revenue from system licensees depends in large part upon the availability of ICs that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer entertainment products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce, and then sell them to system licensees in accordance with their agreements. We do not control the IC manufacturers’ decisions on whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. Further, demand levels related to COVID-19 have resulted in shortages of semiconductor components and other key materials that may adversely impact the ability of our implementation and system licensees and customers to meet product demand in a timely fashion.
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
Industry Standards
The entertainment industry has historically depended upon industry standards to ensure compatibility across delivery platforms and a wide variety of consumer entertainment products. We make significant efforts to design our products and technologies to address capability, quality, and cost considerations so that they either meet, or more importantly, are adopted as industry standards across the broad range of entertainment industry markets in which we participate, as well as the markets in which we plan to compete in the future. To have our products and technologies adopted as industry standards, we must convince a broad spectrum of standards-setting organizations throughout the world, as well as our major customers and licensees who are members of such organizations, to adopt them as such. The market for broadcast technologies has traditionally been heavily based on industry standards, often mandated by governments choosing from among alternative standards, and we expect this to continue to be the case in the future. The continued advancement of OTT media delivery and consumption may alter the landscape for broadcast standards and impact the importance of inclusion in certain broadcast standards in the future, and we cannot predict if and to what extent this may impact our revenue.
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
Participants May Choose Among Alternative Technologies within Standards. Even when a standards-setting organization incorporates our technologies in an industry standard for a particular market, our technologies may not be the sole technologies adopted for that market. Furthermore, different standards may be adopted for different markets. Our operating results depend upon participants in that market choosing to adopt our technologies instead of competitive technologies that also may be acceptable under such standard. For example, the continued growth of our revenue from the broadcast market will depend upon both the continued global adoption of DTV generally, including in emerging markets, and the choice to use our technologies where it is one of several accepted industry standards.
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
Our results of operations could be significantly affected to the extent that actual revenue differ significantly from estimated revenue, or that we are required to accelerate recognition of revenue under certain arrangements, potentially causing the amount of revenue we recognize to vary materially from quarter to quarter. While our reporting practices do not change the cash flows or total revenue we receive from our contracts with customers, it could result in changes to the timing of our reported revenue and income, which in turn could cause volatility in the price of our Class A common stock.
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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of September 24, 2021, we had approximately 15,500 issued patents in addition to approximately 4,000 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2045. If we are unable to expand on our patent portfolio or refresh our technology with new patented inventions, our revenue could decline.
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
In the case of our patent coverage related to DD, some of our relevant patents have expired, but others continue to apply. DD is our solution that includes technology necessary to implement AC-3 as it has been updated over time. We have continued to innovate and develop intellectual property to support the standard and its implementation. Our customers use our DD implementation for quality, reliability, and performance, even in locations where we have not had applicable patent coverage. While in the past, we derived a significant portion of our licensing revenue from our DD technologies, this is no longer the case as revenue attributed to DD technologies have declined and are expected to continue to decline.
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
Production Processes and Production. Production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time or in a cost effective manner, which could harm our competitive position. While we have one production facility, we increasingly use contract manufacturers for a significant portion of our production capacity. Our reliance on contract manufacturers for the manufacture of our products involves risks, including limited control over timely delivery and quality of such products. If production of our products is interrupted, we may not be able to manufacture products on a timely basis. A shortage of manufacturing capacity for our products could negatively impact our operating results and damage our customer relationships. We may be unable to quickly adapt our manufacturing capacity to rapidly changing market conditions and a contract manufacturer may encounter similar difficulties. Likewise, we may be unable to quickly respond to fluctuations in customer demand or contract manufacturer interruptions. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products. Supply chain disruptions and extended lead times for semiconductor and electrical components may limit the availability of products and result in difficulty meeting demand.
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
A variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the California Privacy Rights Act of 2020, or CPRA, which was approved by California voters in November 2020, amends and expands the California Consumer Privacy Act of 2018, or CCPA (which had required us to modify certain of our information practices and provide new disclosures to California consumers), by creating additional privacy rights for California consumers, establishing the California Privacy Protection Agency to enforce the new law, and imposing additional obligations on businesses. These new obligations, which will take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022), may require us to further modify certain of our information practices and could subject us to additional compliance costs and expenses. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection (including regimes such as the CCPA and CPRA that are rapidly evolving) could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business. Our commercial and cybersecurity insurance policies may be insufficient to insure us against these risks, and future escalations in premiums and deductibles under these policies may render them uneconomical.

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
LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 67%, 60% and 64% of our revenue was derived outside of the U.S. in fiscal 2021, 2020, and 2019, respectively. We are subject to a number of risks related to conducting business internationally, including:
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
Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for IP. The regulatory enforcement activities in such jurisdictions can be unpredictable, in some cases because these jurisdictions have only recently implemented competition laws. From time to time, we are the subject of requests for information, market conduct examinations, inquiries or investigations by industry groups and/or regulatory agencies in these jurisdictions. For instance, the Korean Fair Trade Commission has requested information relating to our business practices in South Korea on various occasions, and has made findings regarding the audit of a single customer. We do not believe the outcome of this matter will have a material impact on our business or results of operations. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, our results could be negatively impacted and we could be exposed to costly and time-consuming legal proceedings.
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
The U.S. tax law changes enacted through the Tax Cuts and Jobs Act ("Tax Act") include provisions that affect our business. These provisions, their interpretations, and proposed changes to this law introduced by the Biden administration and a Democratic-controlled Congress could further impact our corporate trading structure and adversely affect our tax rate and cash flow in future years.
In addition, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., has made changes to many long-standing transfer pricing and cross-border taxation rules. Further, the OECD, European Commission, EU Member States and other individual countries have made and could make additional competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. To the extent these actions take place in the countries that we operate, such as the Netherlands, it is possible that in the future, these efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.
We are subject to the periodic examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, but an adverse decision by tax authorities exceeding our reserves could significantly impact our financial results.
STOCK-RELATED ISSUES
Controlling Stockholder. At September 24, 2021, the Dolby family and their affiliates owned 382,928 shares of our Class A common stock and 36,012,733 shares of our Class B common stock. As of September 24, 2021, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 84.7% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.

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
GENERAL RISK FACTORS
Fluctuations in Foreign Currency Exchange Rates. We earn revenue, pay expenses, own assets and incur liabilities in foreign countries using several currencies other than the U.S. dollar. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. The majority of our revenue generated from international markets is denominated in U.S. dollars, while the operating expenses of our foreign subsidiaries are predominantly denominated in local currencies. Therefore, our operating expenses will increase when the U.S. dollar weakens against the local currency and decrease when the U.S. dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our consolidated statements of operations. Further, our hedging programs may not be effective to offset any, or more than a portion, of the adverse impact of currency exchange rate movements. Additional risks related to fluctuations in foreign currency exchange rates are described in the Foreign Currency Exchange Risk section of Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk."
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
Competition for Employees. In order to be successful, we must attract, develop, and retain employees, including employees to work on our growth initiatives where our current employees may lack experience with the business models and markets we are pursuing. Competition for experienced employees in our markets can be intense. In order to attract and retain employees, we must provide a competitive compensation package, including cash and equity compensation. Our equity awards include stock options and RSUs. The future value of these awards is uncertain, and depends on our stock price performance over time. In order for our compensation packages to be viewed as competitive, prospective employees must perceive our equity awards to be a valuable benefit.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal corporate office and worldwide headquarters, which we own, is at 1275 Market Street, San Francisco, California.
Other Properties
We also own a commercial office building located in Sunnyvale, California, and lease additional R&D, sales, product testing, and administrative facilities from third parties in California, New York, Indiana, Pennsylvania, Missouri, Colorado, and internationally, including in Asia, Europe, Australia, the Middle East, and South America. We believe that our current facilities are adequate to meet our needs for the near future, and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.
Dolby Wootton Bassett, LLC, of which Dagmar Dolby as Trustee of the Dagmar Dolby Trust under the Dolby Family Trust Instrument dated May 7, 1999 (the "Dagmar Dolby Trust") is the sole member, and the Dagmar Dolby Trust own a majority financial interest in real estate entities that own or from whom we lease certain facilities located in California and the U.K. The lease for the facility in California expires in 2025. We own the remaining financial interests in these real estate entities. Our ownership interest in these consolidated affiliated entities, in addition to information regarding the location of the properties as of September 24, 2021 is summarized within the table below.

Entity Name	Minority Ownership Interest	Location Of Properties	Approximate Square Footage
Dolby Properties Burbank, LLC	49.0%	Burbank, California	22,000
Dolby Properties, LP	10.0%	Wootton Bassett, England	17,500
100 Potrero Avenue, San Francisco, California
Since 1980, we have leased a corporate office, warehouse space, and additional parking located at 100, 130, and 140 Potrero Avenue, San Francisco, California from the various Dolby family trusts. The lease for this office expires on October 31, 2024, and provides approximately 70,000 square feet of space. The Dolby family trusts retain the right to sublease approximately 1,617 square feet of office space in the premises with prior notice to us, at a rental rate equal to the then current base rent per square foot paid by us plus $14 per square foot per year (reflecting estimated costs payable by us for the operation and maintenance of the premises, subject to an annual increase of 1.5% per year during each year of the sublease term).
In fiscal 2019, we ceased occupancy of the leased space at 100, 130, and 140 Potrero Avenue, and do not intend to re-occupy those locations. We remain responsible for operating expenses, taxes, and the condition, operation, repair, maintenance, security, and management of the premises. We have also agreed to indemnify and hold the Dolby family trusts, as landlord, harmless from and against certain liabilities, damages, claims, costs, penalties, and expenses arising from our conduct related to the premises. We also have a sublease with a subtenant for the remaining lease term at 100 Potrero Avenue, pursuant to which the subtenant is required to reimburse us with respect to the foregoing expenses and taxes with respect to the subleased premises and to indemnify and hold us harmless with respect to the subleased premises in the same manner described above.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DLB." Our Class B common stock is neither listed nor publicly traded. As of October 29, 2021, there were 61 holders of record of our Class A common stock and 35 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record since a large portion of our common stock is held through brokerage firms.
Dividend Policy
In October 2014, we announced a quarterly cash dividend program for our stockholders that was initiated by our Board of Directors. Since the program was initiated, a quarterly dividend has been declared and paid to all eligible stockholders of Class A and Class B common stock. Most recently, on November 16, 2021, we announced a dividend in the amount of $0.25 per share, payable on December 8, 2021, to stockholders of record as of the close of business on November 30, 2021.
Dividend declarations and the establishment of future record and payment dates are subject to the Board of Directors' continuing determination that the dividend policy is in the best interests of our stockholders. The dividend policy may be changed or canceled at the discretion of the Board of Directors at any time. For additional information related to our quarterly dividend, see Note 9 "Stockholders' Equity and Stock-Based Compensation" to our consolidated financial statements and Shareholder Return in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 24, 2021 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Fiscal 2021: July 2021	350,000
Total	$2,350,000

The following table provides information regarding our share repurchases made under this program during the fourth quarter of fiscal 2021:

Repurchase Activity	Total Shares Purchased	Average Price Paid Per Share(1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases(2)
June 26, 2021 - July 23, 2021	—	$—	—	$37.4 million
July 24, 2021 - August 20, 2021	675,371	$98.46	675,371	$320.9 million
August 21, 2021 - September 24, 2021	296,845	$99.72	296,845	$291.3 million
Total	972,216		972,216
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.
Stock Price Performance Graph
The following graph compares the total cumulative return of our Class A common stock with the total cumulative return for the New York Stock Exchange Composite Index ("NYSE Composite") and the Russell 3000 Index ("Russell 3000") for the five fiscal years ended September 24, 2021. The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $54.29 on September 30, 2016, and in the NYSE Composite and Russell 3000 on the same date and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed "filed" for purposes of Section 18 of Securities Exchange Act of 1934, as amended ("Exchange Act") or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100 - September 2021
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
Cumulative Total Return
September 30, 2016
September 29, 2017
September 28, 2018
September 27, 2019
September 25, 2020
September 24, 2021
Fiscal Year-End
Dolby Laboratories Inc.
NYSE Composite
Russell 3000 Index

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from those referred to herein due to a number of factors, including but not limited to key challenges listed below and risks described in Item 1A, "Risk Factors" and elsewhere in this Annual Report on Form 10-K. We disclaim any duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results.
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
At Dolby, we implemented work-from-home options and practices within all our offices in locations with ongoing outbreaks and put in place additional safety measures and global travel restrictions to ensure the well-being of our employees. We have enabled our employees with the tools and infrastructure they need to carry on our critical operations and progress the business forward in this remote working environment. Dolby offices in certain locations have resumed in-office work at less than full capacity, dependent on local progress against COVID-19 and applicable rules and regulations in those jurisdictions.
We expect COVID-19 will continue to have an impact for the foreseeable future, with varying degrees of impact depending on geographic location. The degree of impact on our business will depend on several factors, such as the full duration and the extent of the pandemic, the spread of Delta or other variants, the actions taken by governments, businesses and consumers in response to the pandemic, and the rate and extent of vaccine distributions to the general population, all of which continue to evolve and remain uncertain at this time.
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
LICENSING
The majority of our licensing revenue is derived from the licensing of audio and imaging technologies for premium entertainment playback. Our audio technologies are primarily comprised of DD+, Dolby Atmos, AC-4, and our AAC and HE-AAC technologies. Our imaging technologies are primarily comprised of Dolby Vision and our AVC and HEVC technologies. Licensing revenue is primarily driven by the number of devices shipped by our licensees and by adoption of our technologies on additional devices. DD+, AC-4, and our AAC and HE-AAC audio patents (collectively, our "foundational audio technologies") have broad penetration across a diverse set of devices and end markets, and our revenue from these technologies is primarily impacted by device shipments by licensees. Revenue growth from Dolby Vision, Dolby Atmos, our imaging patents, and Dolby Cinema are primarily a result of increased adoption.
The availability of content in Dolby formats is an important part of creating the ecosystems that drive adoption of our technologies within a wide range of devices. Our audio and imaging technologies have a strong presence within movie and episodic content through adoption across content creators and streaming services. The availability of content on these platforms has driven strong adoption in devices such as TVs, STBs, speaker devices, and playback devices. Our audio technologies have also been broadly adopted through many forms of content, including broadcast TV, streaming, and optical disc playback.
Major streaming partners and services such as Netflix, Disney+, Apple TV+, Amazon, HBO Max, and Paramount+ continue to enable more content in Dolby Vision and Dolby Atmos. For example, in fiscal 2021, there was an increase in the global adoption of our technologies due to streaming services such as Netflix, Disney+, Apple TV+, Hotstar, and iQiyi launching local content in Dolby formats in countries such as Korea, India, Thailand, and Singapore. Also, in fiscal 2021, it was announced that Amazon Prime Video will be the first to stream live Premier League matches in Dolby Atmos.
Recently, TV network operators have begun to broadcast live events in Dolby Vision and Dolby Atmos. In fiscal 2021, Comcast enabled the Tokyo 2020 Olympics in both Dolby Vision and Dolby Atmos in the U.S. Internationally, the Euro 2020 football championship was broadcast to several TV stations in Dolby Atmos. We believe broadcast experiences such as these help drive further adoption of our technologies in devices such as TVs and smartphones.
We have also enabled a broader range of content, such as music, gaming, and user-generated content. We believe enabling our technologies in these forms of content creates additional value for the adoption of Dolby within devices like mobile, PC, gaming consoles, and automotive. In fiscal 2021, several music streaming services began supporting Dolby Atmos music including Apple with their Apple Music service, Naver Vibe in Korea, Hungama Music in India, and Anghami Plus in the Middle East. Also in fiscal 2021, Vimeo, a platform to create, manage, and share videos, added support for Dolby Vision content within the Apple device ecosystem, and BiliBili, one of the largest video sharing platforms in China, launched support for Dolby Vision and Dolby Atmos. Additionally, Tencent Games announced that QQ Speed Mobile was the first mobile game that supports Dolby Atmos, and BT began delivering sports content in Dolby Atmos to mobile devices via their BT Sports App.
The following are highlights from our fiscal 2021 and key challenges related to audio and imaging licensing, by market.
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
We partner with many TV OEMs to enable Dolby Vision and Dolby Atmos experiences within their TV lineups. Many such partners have continued to expand their support of the combined Dolby Vision and Dolby Atmos experience. For example, in fiscal 2021, Amazon introduced a new smart TV series that will support Dolby Vision. In addition, Xiaomi in China recently launched new TV models that support Dolby Vision and Dolby Atmos. Also, in fiscal 2021, Toshiba, TCL, Skyworth, Xiaomi, and Hisense launched TVs equipped with Dolby Vision IQ.

Dolby Vision IQ creates an enhanced viewing experience by automatically adjusting the TV picture according to the surrounding light and the type of content being viewed.
We continued to see engagement with partners supporting our newer technologies in STBs. In fiscal 2021, Comcast announced the launch of XiOne, a new wireless streaming STB that supports Dolby Vision and Dolby Atmos, for their global customers including Sky in Europe.
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
The breadth of mobile devices supporting Dolby technologies continues to increase globally. In fiscal 2021, Apple continued to deepen their adoption of the combined Dolby Vision and Dolby Atmos experience across Apple mobile devices. In addition, mobile devices from Samsung, Sony, OPPO, and Lenovo support Dolby Atmos. Also in fiscal 2021, Xiaomi launched its first smartphones supporting Dolby Vision and Dolby Atmos.
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
Consumer Electronics
Highlights: We have an established presence in the home entertainment market across devices such as AVRs, soundbars, smart speakers, DMAs, and Blu-Ray players, through the inclusion of our DD+ technology, and increasingly through the inclusion of Dolby Atmos and Dolby Vision. AAC and HE-AAC technologies also have broad adoption through our patent licensing programs.
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

Personal Computers
Highlights: DD+ continues to enhance audio playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment. A number of PCs from partners such as Apple, Lenovo, Dell, Samsung, and ASUS also support Dolby Vision and/or Dolby Atmos, with continued expansion of applications through music, streaming, and gaming. In fiscal 2021, Microsoft launched the Surface Pro 8 and Surface Studio, which enable playback in Dolby Vision, Dolby Vision IQ, and Dolby Atmos.
Key Challenges: PC revenue from audio technologies such as DD+ has been impacted by a decline in the portion of PCs that have optical disc functionality in recent years, which has resulted in a decline in our ASPs, and we expect this decline in ASPs to continue. We must continuously collaborate and maintain our key partnerships with PC manufacturers to incorporate our technologies, and we must continue to support the development and distribution of Dolby content via various ecosystems. Demand in the PC market has been positively impacted in recent quarters by work-from-remote policies due to COVID-19. It is unclear whether this heightened demand will be sustained. COVID-19 continues to cause uncertainty about the ability of our partners to manufacture such devices due to supply chain disruption, timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
Other Markets
Highlights: DD+ is incorporated in the Xbox and PlayStation gaming consoles that support gaming content and streaming for movie and television content. The most recently launched Xbox gaming console supports Dolby Vision and Dolby Atmos for streaming and gaming content.
We also generate revenue from the automotive industry primarily through disc playback devices as well as other elements of the entertainment system, including in the future, enabling the playback of Dolby Atmos music. In fiscal 2021, Lucid Motors announced that their Lucid Air model is the first vehicle that features Dolby Atmos in its entertainment system. Subsequent to fiscal 2021, Mercedes-Benz announced that they expect to adopt the Dolby Atmos Car Experience in two of their luxury car models, the Mercedes-Maybach and Mercedes-Benz S-Class.
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
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema. As of the end of fiscal 2021, we had over 260 Dolby Cinema locations established across 14 countries, as compared to over 250 Dolby Cinema locations established across 13 countries as of the end of fiscal 2020. In fiscal 2021, over 95% of those sites reopened within capacity restrictions per local regulations. The breadth of motion pictures for Dolby Cinema continues to grow with over 375 theatrical titles in Dolby Vision and Dolby Atmos having been announced or released from all of the major studios, as compared to over 300 theatrical titles as of the end of fiscal 2020.
Key Challenges: Although the premium large format market for the cinema industry has been growing, Dolby Cinema competes with other existing offerings. Our success depends on our partners and their success, and our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering will be tied to global box office performance generally. COVID-19 has had a significant effect on theatrical exhibition, which could impact the financial viability of our key partners. The response to COVID-19 including the closure of cinemas, shelter-in-place mandates and government-imposed social-distancing restrictions has had a negative impact on our cinema-related revenue and consumer demand, although consumer demand for the cinema has improved recently. Further, certain studios have delayed the release of a number of new movie titles and/or are shifting towards a direct-to-streaming model, which as a result, has negatively impacted the rate of new Dolby Cinema content. It is uncertain whether consumer demand for the cinema will return to previous levels.
PRODUCTS AND SERVICES
A majority of our products and services revenue is derived from the sale of audio and imaging products for the cinema, television, broadcast, communication, and entertainment industries. Revenue from the sale of Dolby Conference Phones and Dolby Voice Room, a business which have exited, is included in products and services. Revenue from our recently launched developer platform, Dolby.io, is also included in products and services.
Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers and audio processors to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of fiscal 2021, there are over 6,000 Dolby Atmos screens installed or committed and over 2,000 Dolby Atmos theatrical titles have been announced or released.
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

Following the initial launch of Dolby.io, we have seen growing developer engagement with our media and interactivity APIs for use cases such as entertainment, online education and collaboration tools. For example, in fiscal 2021, we completed an integration with Box by using embedded Dolby media processing APIs, that allows Box customers to enable their users to easily enhance the quality of their audio files.
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
Revenue Recognition
We derive our revenue primarily from the licensing of our technologies and patents. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates within the revenue recognition process. Generally, revenue is recognized upon transfer of control of promised products, services or intellectual property and technologies ("IP") rights to customers in an amount that reflects the consideration that we expect to receive in exchange for those products, services or licensing of the IP rights. The primary judgments include estimating sales-based revenue in advance of receiving statements from our licensees, estimating variable consideration, identifying the performance obligations in the contract, and determining whether the performance obligations are distinct, and allocating consideration accordingly.
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
We also enter into fixed and guaranteed licensing fees arrangements, which require the licensee to pay a fixed, non-refundable fee. In these cases, control is transferred and the transaction price - the amount we expect to be entitled to in exchange for the license right - is recognized upon the later of contract execution or the effective date. Transaction price is determined at contract execution and, to the extent variable consideration applies, is updated each subsequent reporting period until the completion of the contract. We evaluate whether other distinct performance obligations exist, such as PCS, and determine the stand-alone selling price based on the actual selling prices made to customers. If the performance obligation is not sold separately, we estimate the stand-alone selling price. We do so by considering market conditions such as competitor pricing strategies, customer specific information and industry technology lifecycles, internal conditions such as cost and pricing practices, or applying the residual approach method when the selling price of the good, most commonly a license, is highly variable or uncertain. In addition, we evaluate whether a significant financing component exists when we recognize revenue in advance of customer payments that occur over time and extend beyond one year. In general, if the payment arrangements extend beyond the first year of the contract, we treat a portion of the payments as a financing component. The discount rate used for each arrangement reflects the rate that would be used in a separate financing transaction between us and the licensee at contract inception and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. As such, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. The portion related to the financing component is recorded as interest income, and is not material to our consolidated financial statements.
For additional information, see Note 3 "Revenue Recognition" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED
For information on recent accounting standards that have not been adopted yet and the impact of these standards on our consolidated financial statements, refer to Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements in this Annual Report on Form 10-K.
RESULTS OF OPERATIONS
For each line item included on our consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the consolidated financial statements for the years ended September 24, 2021 and September 25, 2020. For the discussion and analysis highlighting comparisons of material changes in the consolidated financial statements for the years ended September 25, 2020 and September 27, 2019, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended September 25, 2020, which is incorporated herein by reference. Note that adjustments related to previously under-reported sales-based royalties as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Year Ended		Change
Licensing	September 24, 2021	September 25, 2020	$	%
Revenue	$1,214,147	$1,078,577	$135,570	13%
Percentage of total revenue	95%	93%
Cost of licensing	55,421	50,822	4,599	9%
Gross margin	1,158,726	1,027,755	130,971	13%
Gross margin percentage	95%	95%

	Fiscal Year Ended
Licensing Revenue By Market	September 24, 2021		September 25, 2020
Broadcast	$475,648	39%	$439,415	41%
Mobile	261,232	22%	226,972	21%
CE	181,944	15%	152,608	14%
PC	141,919	12%	132,302	12%
Other	153,404	12%	127,280	12%
Total licensing revenue	$1,214,147	100%	$1,078,577	100%

Factor	Licensing Revenue		Gross Margin
Broadcast	á	Higher revenue from higher unit shipments in North America and Europe, increased adoption of our technologies, and higher revenue from our patent licensing technologies, partially offset by lower recoveries	ßà	No significant fluctuations
Mobile	á	Higher revenue from recoveries, as well as higher adoption of our technologies and higher unit shipments
CE	á	Higher revenue from higher unit shipments, increased adoption of our Dolby Atmos and Dolby Vision technologies, and higher revenue from recoveries and from our patent licensing technologies
Other	á	Higher gaming revenue primarily from gaming consoles, higher revenue from our patent licensing technologies, and higher patent administration fees from Via, partially offset by lower automotive recoveries
PC	á	Higher unit shipments due to demand from working from home conditions of COVID-19, and higher adoption of our Dolby Atmos and Dolby Vision technologies, partially offset by lower recoveries
Products and Services
Products revenue is generated from the sale of audio and voice products for the cinema, television broadcast, and communications. Also included in products revenue are amounts relating to certain Dolby Cinema arrangements that are considered sales-type leases that involve fixed or minimum fees. Cost of products includes materials, labor, manufacturing overhead, amortization of certain intangible assets, and certain third party royalty obligations.
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

	Fiscal Year Ended		Change
Products and Services	September 24, 2021	September 25, 2020	$	%
Revenue	$67,109	$83,215	$(16,106)	(19)%
Percentage of total revenue	5%	7%
Cost of products and services	74,604	95,676	(21,072)	(22)%
Gross margin	(7,495)	(12,461)	4,966	(40)%
Gross margin percentage	(11)%	(15)%

Factor	Products and Services Revenue		Gross Margin
Products	â	Lower sales of cinema products and cinema hardware attributable to COVID-19, and lower units of conferencing hardware products as a result of exiting that business	á	Lower excess and obsolescence charges and favorable product mix offset by lower utilization of available capacity
Services	ßà	No significant fluctuations	â	Higher systems and consulting costs to support the developer platform, and higher depreciation expense

Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Year Ended		Change
	September 24, 2021	September 25, 2020	$	%
Research and development	$253,640	$239,045	$14,595	6%
Percentage of total revenue	20%	21%

Category	Key Drivers
Compensation & Benefits	á	Higher costs of $6.0 million due to higher salaries expense primarily related to increased headcount, and higher costs of $3.3 million due to higher incentive compensation
Stock-based Compensation	á	Higher costs of $4.1 million due to increased fair value of RSUs
Travel	â	Lower costs of $2.1 million for company travel due to COVID-19 travel restrictions
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

	Fiscal Year Ended		Change
	September 24, 2021	September 25, 2020	$	%
Sales and marketing	$332,671	$335,933	$(3,262)	(1)%
Percentage of total revenue	26%	29%

Category	Key Drivers
Travel	â	Lower costs of $7.1 million for company travel due to COVID-19 travel restrictions
Marketing Programs	â	Lower costs of $6.3 million primarily related to marketing programs that were higher in the prior year and lower spending due to COVID-19
Consulting and External Labor	á	Higher costs of $6.0 million primarily due to increased spend on marketing campaigns, including digital and social marketing efforts
Facilities Costs	â	Lower facilities costs of $6.0 million due to reduced occupancy during COVID-19 related office closures
Stock-based Compensation	á	Higher costs of $4.5 million due to increased fair value of RSUs
Compensation & Benefits	á	Higher costs of $4.0 million due to higher salaries expense primarily related to increased headcount

General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Year Ended		Change
	September 24, 2021	September 25, 2020	$	%
General and administrative	$224,161	$219,753	$4,408	2%
Percentage of total revenue	17%	19%

Category	Key Drivers
Bad Debt Expense	â	Lower costs of $10.5 million primarily due to higher charges recorded in the prior year attributable to the onset of COVID-19, and higher net collections in the current year
Taxes and Insurance	á	Higher costs of $6.1 million primarily due to a property tax credit recorded in the prior year that did not repeat in the current period, and due to changes in nature of local business taxes
Stock-based Compensation	á	Higher costs of $4.5 million due to increased fair value of RSUs
Compensation & Benefits	á	Higher costs of $3.6 million due to higher salaries expense due to increased headcount
Gain on Sale of Assets

	Fiscal Year Ended		Change
	September 24, 2021	September 25, 2020	$	%
Gain on sale of assets	$(13,871)	$—	$(13,871)	(100)%
Percentage of total revenue	(1)%	—%
In fiscal year 2019, management committed to a plan to sell a property, which included land and a building, after the lease on the property expired and we re-assessed the real estate needs of our business. This property had a carrying value of $2.2 million as of September 25, 2020. In the fiscal 2021, we finalized the sale of this property, and as a result, we realized a gain of $13.9 million, which was recorded to gain on sale of assets on the consolidated statements of operations. Refer to "Net Income Attributable to Controlling Interest" section below for more information.
Restructuring Charges
Restructuring charges recorded as operating expenses in our consolidated statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. The extent of our costs arising as a result of these actions, including fluctuations in related balances between fiscal periods, is based on the nature of activities under the various plans.

	Fiscal Year Ended		Change
	September 24, 2021	September 25, 2020	$	%
Restructuring charges	$10,240	$1,821	$8,419	462%
Percentage of total revenue	1%	—%
Restructuring charges recorded in fiscal 2021 of $9.5 million were incurred in relation to our fiscal 2021 plan to reduce certain activities, such as exiting our conferencing hardware business, in order to focus our efforts on higher priority investment areas, and reduce the cost structure of our manufacturing operations. These costs represented severance and related benefits that were offered to approximately 100 employees impacted by this action. For additional information on our Restructuring programs, see Note 13 "Restructuring" to our consolidated financial statements.

Other Income/Expense
Other income/expense primarily consists of interest income earned on cash and investments and the net gains or losses from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Year Ended		Change
Other income/(expense)	September 24, 2021	September 25, 2020	$	%
Interest income	$3,493	$12,725	$(9,232)	(73)%
Interest expense	(479)	(186)	(293)	158%
Other income, net	7,108	8,434	(1,326)	(16)%
Total	$10,122	$20,973	$(10,851)	(52)%

Category	Key Drivers
Interest Income	â	Lower yields of $9.2 million on current year investment balances due to decreased interest rates
Income Taxes
Our effective tax rate is based on our fiscal year results and is affected by several factors. These reflect the current statutory rates in our domestic and foreign jurisdictions, the relative income earned in our foreign jurisdictions, and nonrecurring items such as changes to our unrecognized tax benefits that may occur in but are not necessarily consistent between periods. For additional information related to effective tax rates, see Note 12 "Income Taxes" to our consolidated financial statements.

	Fiscal Year Ended
	September 24, 2021	September 25, 2020
Provision for income taxes	$(36,689)	$(8,096)
Effective tax rate	10%	3%

Factor	Impact On Effective Tax Rate
Unrecognized Tax Benefits	á	Lower expense in prior period due to a discrete benefit associated with the release of liabilities related to unrecognized tax benefits
Foreign Operations	â	Higher benefit from changes in jurisdictional mix of income
Stock-Based Compensation	â	Higher benefit related to the settlement of stock-based awards
Net Income Attributable to Controlling Interest

	Fiscal Year Ended		Change
	September 24, 2021	September 25, 2020	$	%
Net income attributable to controlling interest	$(7,596)	$(256)	$(7,340)	2,867%
Percentage of total revenue	(1)%	—%
In fiscal 2021, we finalized the sale of a property, which included land and building, and as a result, we recognized a gain of $13.9 million from this transaction, which was recorded to gain on sale of assets on the consolidated statements of operations. The property was 51% owned by the controlling interest, and therefore 51% of the gain on sale of assets has been attributed to the controlling interest.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
As of September 24, 2021, we had cash and cash equivalents of $1,225.4 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $101.7 million, which consisted primarily of corporate bonds, municipal debt securities, government bonds, commercial paper, U.S. agency securities, and certificates of deposit.
The following table presents selected financial information as of the fiscal years ended September 24, 2021 and September 25, 2020 (in thousands):

	September 24, 2021	September 25, 2020
Cash and cash equivalents	$1,225,380	$1,071,876
Short-term investments	38,839	46,948
Long-term investments	62,819	52,149
Accounts receivable, net	232,609	180,340
Accounts payable and accrued liabilities	280,507	232,591
Working capital	1,444,781	1,280,087
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
We retain sufficient cash holdings to support our operations, and we also purchase investment grade securities diversified among security types, industries, and issuers. We have used cash generated from our operations to fund a variety of activities related to our business in addition to our ongoing operations, including business expansion and growth, acquisitions, and repurchases of our Class A common stock. We have historically generated significant cash from operations. However, these cash flows and the value of our investment portfolio could be affected by various risks and uncertainties, as described in Part I, Item 1A "Risk Factors."
Shareholder Return
We have returned cash to stockholders through both repurchases of Class A common stock under our repurchase program initiated in fiscal 2010 and our quarterly dividend program initiated in fiscal 2015. Refer to Note 9 "Stockholders' Equity and Stock-Based Compensation" to our consolidated financial statements for a summary of dividend payments made under the program during fiscal 2021 and additional information regarding our stock repurchase program.
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $2.1 billion of stock repurchases under the program.
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
Operating Activities

	Fiscal Year Ended
	September 24, 2021	September 25, 2020
Net cash provided by operating activities	$447,753	$343,849

Net cash provided by operating activities increased $103.9 million in fiscal 2021 compared to fiscal 2020, primarily due to the following:

Factor	Impact On Cash Flows
Working Capital	á	Increase due to higher accounts payable and accrued liabilities, partially offset by increased accounts receivable
Net Income	á	Higher revenue and lower COGS
Gain on Sale of Assets	â	Non-cash adjustment for the gain recognized on the sale of property that was 51% owned by the controlling interest
Investing Activities

	Fiscal Year Ended
	September 24, 2021	September 25, 2020
Net cash provided by (used in) investing activities	$(44,905)	$134,374
Net cash provided by/(used in) investing activities was $179.3 million lower in fiscal 2021 compared to fiscal 2020, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds from Investments	â	Lower inflows from the sale and maturity of marketable investment securities
Purchase of Investments	á	Lower outflows for the purchase of marketable investment securities
Sale of Assets	á	Higher inflows for the sale of property that was 51% owned by the controlling interest
Capital Expenditures	á	Lower expenditures for PP&E in the current year due to reduced Dolby Cinema spending
Financing Activities

	Fiscal Year Ended
	September 24, 2021	September 25, 2020
Net cash used in financing activities	$(252,515)	$(207,775)
Net cash used in financing activities was $44.7 million higher in fiscal 2021 compared to fiscal 2020, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	â	Higher outflows for common stock repurchases as part of our stock repurchase program
Common Stock Issuance	á	Higher inflows from employee stock option exercises
Shares Repurchased for Tax Withholdings	â	Higher outflows due to higher fair value of shares withheld for taxes
Distribution to Controlling Interest	â	Higher outflows for distributions to controlling interest due to the sale of property that was 51% owned by the controlling interest
Contractual Obligations and Commitments
The following table presents a summary of our contractual obligations and commitments as of September 24, 2021 (in thousands):

	Payments Due By Fiscal Period
	1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Naming rights	$8,015	$16,335	$16,750	$52,849	$93,949
Operating leases, including imputed interest	17,767	29,790	15,504	17,128	80,189
Purchase obligations	17,108	3,102	—	—	20,210
Donation commitments	3,462	88	88	71	3,709
Total	$46,352	$49,315	$32,342	$70,048	$198,057
Naming Rights.    We are party to an agreement for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. The term of the agreement is 20 years, over which we will make payments on a semi-annual basis until fiscal 2032. For additional details regarding our naming rights commitments, see Note 14 "Commitments and Contingencies" to our consolidated financial statements.

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
Donation Commitments.    Our donation commitments relate to non-cancelable obligations that consist of maintenance services and installation of imaging and audio products in exchange for various marketing, branding, and publicity benefits. For additional details regarding our donation commitments, see Note 14 "Commitments and Contingencies" to our consolidated financial statements.
Unrecognized Tax Benefits.    As of September 24, 2021, we had an accrued liability for unrecognized tax benefits without interest, penalties, and related deferred tax assets, totaling $66.1 million. We are unable to estimate when any cash settlement with a taxing authority might occur and, therefore, have not reflected these anticipated future outflows in the table above.
Indemnification Clauses
We are party to certain contractual agreements under which we have agreed to provide indemnification of varying scope and duration to the other party relating to our licensed IP. Historically, we have not made any payments for these indemnification obligations and no amounts have been accrued in our consolidated financial statements with respect to these obligations. Since the terms and conditions of the indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. In addition, we have entered into indemnification agreements with our officers, directors, and certain employees, and our certificate of incorporation and bylaws contain similar indemnification obligations. For additional details regarding indemnification clauses within our contractual agreements, see Note 14 "Commitments and Contingencies" to our consolidated financial statements.
In fiscal 2021, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of September 24, 2021, we had cash and cash equivalents of $1,225.4 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $101.7 million, which consisted primarily of corporate bonds, municipal debt securities, government bonds, commercial paper, U.S. agency securities, and certificates of deposit. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. As of September 24, 2021, the weighted-average credit quality of our investment portfolio was AA, with a weighted-average maturity of approximately fourteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of September 24, 2021, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $1.1 million and $0.5 million, respectively.
Foreign Currency Exchange Risk
We maintain business operations in foreign countries, most significantly in Australia, China, Germany, the Netherlands, Poland, and the U.K. Additionally, a portion of our business is conducted outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar, most notably:
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
The pre-tax loss attributed to the effective portion of cash flow hedges recognized in AOCI was $12.7 million in fiscal 2021. The pre-tax gain attributed to the effective portion of cash flow hedges recognized in AOCI was $5.3 million in fiscal 2020.
The pre-tax effective portion of the gain reclassified to the consolidated statements of operations was $9.0 million in fiscal 2021, and the pre-tax effective portion of the loss reclassified to the consolidated statements of operations was $0.9 million in fiscal 2020.
We also enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure and selected anticipated expenses. The contracts hedging receivables and payables are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations. The contracts hedging foreign currency denominated operating expenses are carried at fair value with changes in the fair value recorded to other comprehensive income until the hedged expenses are reported in our consolidated statements of operations. As of September 24, 2021, the outstanding derivative instruments had maturities of equal to or less than 3 months. As of September 24, 2021 and September 25, 2020, the total notional amounts of outstanding contracts were $51.0 million and $93.8 million, respectively.
For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of September 24, 2021. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $1.1 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $1.1 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dolby Laboratories, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries (the Company) as of September 24, 2021 and September 25, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 24, 2021 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 24, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 24, 2021 and September 25, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 24, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of revenue estimate related to sales-based licensing arrangements
As discussed in Note 3 to the consolidated financial statements, revenue is derived principally from the licensing of technologies and patents to various types of licensees. The Company recognized total licensing revenue of $1.2 billion for the year ended September 24, 2021. The Company estimates and records sales-based licensing revenue from its licensees’ shipments in the same period in which those shipments occur. After receiving the royalty statements from the licensees, which is generally in the quarter after those shipments have occurred, the Company will record an adjustment based on the difference between the estimated and actual sales-based licensing revenue.
We identified the assessment of the revenue estimates related to the Company’s sales-based licensing arrangements as a critical audit matter. Auditor judgement was required to evaluate the Company’s estimation of sales-based licensing revenue, which included the use of historical data, industry estimates of expected shipments, market penetration, and average sales prices.
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

San Francisco, California
November 16, 2021

DOLBY LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 24, 2021	September 25, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,225,380	$1,071,876
Restricted cash	7,652	8,103
Short-term investments	38,839	46,948
Accounts receivable, net of allowance for credit losses of $8,744 and $15,908	232,609	180,340
Contract assets, net of allowance for credit losses of $208 and $0	182,316	161,357
Inventories, net	10,965	25,550
Prepaid expenses and other current assets	62,737	53,022
Total current assets	1,760,498	1,547,196
Long-term investments	62,819	52,149
Property, plant and equipment, net	534,381	541,963
Operating lease right-of-use assets	67,128	76,515
Intangible assets, net	122,890	152,431
Goodwill	340,694	336,945
Deferred taxes	156,020	118,881
Other non-current assets	61,257	91,245
Total assets	$3,105,687	$2,917,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,779	$12,617
Accrued liabilities	262,728	219,974
Income taxes payable	1,334	3,260
Contract liabilities	18,473	15,436
Operating lease liabilities	15,403	15,822
Total current liabilities	315,717	267,109
Non-current contract liabilities	23,713	24,342
Non-current operating lease liabilities	56,715	65,315
Other non-current liabilities	105,310	122,154
Total liabilities	501,455	478,920

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 64,986,316 shares issued and outstanding at September 24, 2021 and 64,167,725 at September 25, 2020	59	58
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,086,779 shares issued and outstanding at September 24, 2021 and 36,128,720 at September 25, 2020	41	41
Retained earnings	2,607,909	2,443,138
Accumulated other comprehensive loss	(10,030)	(10,594)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,597,979	2,432,643
Controlling interest	6,253	5,762
Total stockholders’ equity	2,604,232	2,438,405
Total liabilities and stockholders’ equity	$3,105,687	$2,917,325
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Revenue:
Licensing	$1,214,147	$1,078,577	$1,107,280
Products and services	67,109	83,215	134,340
Total revenue	1,281,256	1,161,792	1,241,620

Cost of revenue:
Cost of licensing	55,421	50,822	57,531
Cost of products and services	74,604	95,676	103,323
Total cost of revenue	130,025	146,498	160,854

Gross margin	1,151,231	1,015,294	1,080,766

Operating expenses:
Research and development	253,640	239,045	237,871
Sales and marketing	332,671	335,933	343,835
General and administrative	224,161	219,753	205,425
Gain on sale of assets	(13,871)	—	—
Restructuring charges	10,240	1,821	36,558
Total operating expenses	806,841	796,552	823,689

Operating income	344,390	218,742	257,077

Other income/(expense):
Interest income	3,493	12,725	24,919
Interest expense	(479)	(186)	(170)
Other income, net	7,108	8,434	481
Total other income	10,122	20,973	25,230

Income before income taxes	354,512	239,715	282,307
Provision for income taxes	(36,689)	(8,096)	(26,802)
Net income including controlling interest	317,823	231,619	255,505
Less: net income attributable to controlling interest	(7,596)	(256)	(354)
Net income attributable to Dolby Laboratories, Inc.	$310,227	$231,363	$255,151

Net income per share:
Basic	$3.07	$2.30	$2.51
Diluted	$2.97	$2.25	$2.44
Weighted-average shares outstanding:
Basic	101,190	100,564	101,629
Diluted	104,622	102,944	104,572

Related party rent expense and restructuring charges:
Included in operating expenses	$(392)	$126	$16,360
Included in net income attributable to controlling interest	$381	$455	$572

Cash dividend declared per common share	$0.91	$0.88	$0.79
Cash dividend paid per common share	$0.88	$0.88	$0.76
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Net income including controlling interest	$317,823	$231,619	$255,505
Other comprehensive income:
Currency translation adjustments, net of tax benefit/(expense) of ($501), $22, and ($439)	5,510	7,552	(10,166)
Unrealized gains/(losses) on investments, net of tax benefit/(expense) of $108, ($926), and $58	(598)	(1,380)	5,146
Unrealized gains/(losses) on cash flow hedges, net of tax expense of ($419), ($407), and $0	(4,091)	3,969	—
Total other comprehensive income/(loss), net of tax	821	10,141	(5,020)

Total comprehensive income	318,644	241,760	250,485
Less: comprehensive income attributable to controlling interest	(7,853)	(366)	(127)
Comprehensive income attributable to Dolby Laboratories, Inc.	$310,791	$241,394	$250,358
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Dolby Laboratories, Inc.
	Class A		Class B		APIC	Retained Earnings	AOCI	Total Stockholders’ Equity	Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at September 28, 2018	63,979	$61	39,261	$41	$66,127	$2,313,539	$(15,832)	$2,363,936	$6,567	$2,370,503
Net income	—	—	—	—	—	255,151	—	255,151	354	255,505
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,793)	(4,793)	(227)	(5,020)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(1,015)	(1,015)
Stock-based compensation expense	—	—	—	—	76,580	—	—	76,580	—	76,580
Repurchase of common stock	(5,268)	(4)	—	—	(177,264)	(163,317)	—	(340,585)	—	(340,585)
Cash dividends declared and paid on common stock	—	—	—	—	—	(77,496)	—	(77,496)	—	(77,496)
Common stock issued under employee stock plans	2,514	1	—	—	57,345	—	—	57,346	—	57,346
Tax withholdings on vesting of restricted stock	(345)	—	—	—	(22,788)	—	—	(22,788)	—	(22,788)
Common stock transfers - Class B to Class A	3,031	—	(3,031)	—	—	—	—	—	—	—
Balance at September 27, 2019	63,911	58	36,230	41	—	2,327,877	(20,625)	2,307,351	5,679	2,313,030
Net income	—	—	—	—	—	231,363	—	231,363	256	231,619
Other comprehensive income, net of tax	—	—	—	—	—	—	10,031	10,031	110	10,141
Distributions to controlling interest	—	—	—	—	—	—	—	—	(283)	(283)
Stock-based compensation expense	—	—	—	—	86,628	—	—	86,628	—	86,628
Repurchase of common stock	(2,564)	(3)	—	—	(146,218)	(27,521)	—	(173,742)	—	(173,742)
Cash dividends declared and paid on common stock	—	—	—	—	—	(88,581)	—	(88,581)	—	(88,581)
Common stock issued under employee stock plans	3,063	3	—	—	82,655	—	—	82,658	—	82,658
Tax withholdings on vesting of restricted stock	(343)	—	—	—	(23,065)	—	—	(23,065)	—	(23,065)
Common stock transfers - Class B to Class A	101	—	(101)	—	—	—	—	—	—	—
Balance at September 25, 2020	64,168	58	36,129	41	—	2,443,138	(10,594)	2,432,643	5,762	2,438,405
Net income	—	—	—	—	—	310,227	—	310,227	7,596	317,823
Other comprehensive income, net of tax	—	—	—	—	—	—	564	564	257	821
Distributions to controlling interest	—	—	—	—	—	—	—	—	(7,362)	(7,362)
Stock-based compensation expense	—	—	—	—	99,698	—	—	99,698	—	99,698
Repurchase of common stock	(2,584)	(3)	—	—	(189,577)	(56,284)	—	(245,864)	—	(245,864)
Cash dividends declared and paid on common stock	—	—	—	—	—	(89,172)	—	(89,172)	—	(89,172)
Common stock issued under employee stock plans	3,714	4	—	—	122,084	—	—	122,088	—	122,088
Tax withholdings on vesting of restricted stock	(354)	—	—	—	(32,205)	—	—	(32,205)	—	(32,205)
Common stock transfers - Class B to Class A	42	—	(42)	—	—	—	—	—	—	—
Balance at September 24, 2021	64,986	$59	36,087	$41	$—	$2,607,909	$(10,030)	$2,597,979	$6,253	$2,604,232

See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Operating activities:
Net income including controlling interest	$317,823	$231,619	$255,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,860	90,878	85,123
Stock-based compensation	99,698	86,628	76,580
Amortization of operating lease right-of-use assets	16,897	21,006	—
Amortization of premium on investments	1,373	800	358
Provision for/(benefit from) credit losses	(2,889)	7,689	4,523
Deferred income taxes	(37,048)	(5,274)	(40,191)
Gain on sale of assets	(13,871)	—	—
Other non-cash items affecting net income	(5,452)	10,920	6,952
Changes in operating assets and liabilities:
Accounts receivable, net	(49,034)	1,251	(27,492)
Contract assets	(21,154)	34,297	(29,708)
Inventories	17,154	(11,784)	(16,098)
Operating lease right-of-use assets	(5,199)	(34,522)	—
Prepaid expenses and other assets	17,165	(5,680)	(6,200)
Accounts payable and accrued liabilities	44,230	(43,545)	33,420
Income taxes, net	(2,975)	(50,586)	(2,186)
Contract liabilities	2,361	(4,621)	1,084
Operating lease liabilities	(11,369)	15,618	—
Other non-current liabilities	(15,817)	(845)	(13,996)
Net cash provided by operating activities	447,753	343,849	327,674

Investing activities:
Purchases of investment securities	(67,101)	(287,777)	(265,361)
Proceeds from sales of investment securities	10,892	244,517	200,636
Proceeds from maturities of investment securities	53,893	246,621	136,951
Purchases of property, plant, and equipment	(54,454)	(66,347)	(96,281)
Proceeds from sale of assets	16,365	—	—
Payments for business combinations, net of cash acquired	(4,500)	—	(14,919)
Purchase of intangible assets	—	(2,640)	(17,255)
Net cash provided by/(used in) investing activities	(44,905)	134,374	(56,229)

Financing activities:
Proceeds from issuance of common stock	122,088	82,658	57,346
Repurchase of common stock	(245,864)	(173,742)	(340,585)
Payment of cash dividend	(89,172)	(88,581)	(77,496)
Distribution to controlling interest	(7,362)	(283)	(1,015)
Shares repurchased for tax withholdings on vesting of restricted stock	(32,205)	(23,065)	(22,788)
Payment related to prior purchases of intangible assets	—	(91)	—
Payment of deferred consideration for prior business combinations	—	(4,671)	(743)
Net cash used in financing activities	(252,515)	(207,775)	(385,281)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,720	3,938	(5,821)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	153,053	274,386	(119,657)
Cash, cash equivalents, and restricted cash at beginning of period	1,079,979	805,593	925,250
Cash, cash equivalents, and restricted cash at end of period	$1,233,032	$1,079,979	$805,593

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$70,737	$52,869	$59,722

Non-cash investing and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$2,772	$(3,417)	$(324)
Purchase consideration payable for business combinations	$500	$—	$1,700
Purchase consideration payable for intangible assets	$30	$260	$1,881
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
Additional significant items subject to such estimates and assumptions include ESPs for performance obligations within revenue arrangements; allowance for credit losses for accounts receivable; carrying values of inventories and certain PP&E, goodwill and intangible assets; fair values of investments; accrued liabilities including liabilities for unrecognized tax benefits, deferred income tax assets and liabilities, and stock-based compensation. Actual results could differ from our estimates.
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include the 52 week periods ended September 24, 2021 (fiscal 2021), September 25, 2020 (fiscal 2020), and September 27, 2019 (fiscal 2019). Our fiscal year ending September 30, 2022 (fiscal 2022) will consist of 53 weeks.
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
The majority of our licensing revenue is generated from customers outside of the U.S. We manage this risk by performing regular evaluations of the creditworthiness of our licensing customers. In fiscal 2021, 2020, and 2019, we did not have any individual customers whose revenue exceeded 10% of our total revenue.

Cash and Cash Equivalents
We consider all short-term highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents primarily consist of funds held in general checking accounts, money market accounts, commercial paper, and government bonds.
Restricted Cash
Restricted cash on our consolidated balance sheets consists of cash contributed by Dolby and third-party licensors to Via, our wholly-owned subsidiary, that may only be used for licensor enforcement actions or licensee compliance activities related to certain Via-administered patent pools, as well as to disperse costs associated with any audit of Via for the Wideband Code Division Multiple Access (W-CDMA) patent pool.
Investments
All of our investments are classified as AFS, with the exception of our mutual fund investments held in our supplemental executive retirement plan, which are classified as trading securities. Investments that have an original maturity of 91 days or more at the date of purchase and a current maturity of less than one year are classified as short-term investments, while investments with a current maturity of more than one year are classified as long-term investments. Our investments are recorded at fair value in our consolidated balance sheets. Unrealized gains and losses on our AFS securities are reported as a component of AOCI, while realized gains and losses, other-than-temporary impairments, and credit losses are reported as a component of net income. Upon sale, gains and losses are reclassified from AOCI into earnings, and are determined based on specific identification of securities sold.
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
Allowance for Credit Losses
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
Equipment Provided Under Operating Leases.  In arrangements that we assess as operating leases, we recognize our cinema equipment installed at third-party sites as a fixed asset and depreciate the asset on a straight-line basis.
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
Goodwill, Intangible Assets, and Long-Lived Assets
We perform an assessment of goodwill for potential impairment annually during our third fiscal quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. We perform a qualitative assessment as a determinant for whether the annual goodwill impairment test should be performed. For fiscal 2021, we completed our annual goodwill impairment assessment in the fiscal quarter ended June 25, 2021. We determined in our qualitative review that it is more likely than not that the fair value of our reporting unit is substantially in excess of the respective carrying amount. Accordingly, there was no impairment, and the goodwill impairment test was not required. We did not incur any goodwill impairment losses in any of the periods presented.
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
For additional financial information and a summary of our accounting policy, refer to Note 3. "Revenue Recognition" to our consolidated financial statements.

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
Advertising and Promotional Costs
Advertising and promotional costs are charged to S&M expense as incurred. Our advertising and promotional costs were as follows (in thousands):

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Advertising and promotional costs	$52,253	$61,125	$49,118
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

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Foreign currency transaction losses	$(749)	$(1,361)	$(260)
Non-designated Hedges.  In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts exclusively to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income/(expense), net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 24, 2021 and September 25, 2020, the outstanding derivative instruments had maturities of equal to or less than 38 days and 31 days, respectively, and the total notional amounts of outstanding contracts were $35.3 million and $26.8 million, respectively. The fair values of these contracts are included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets.

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
The pre-tax loss attributed to the effective portion of cash flow hedges recognized in AOCI was $12.7 million in fiscal 2021. The pre-tax gain attributed to the effective portion of cash flow hedges recognized in AOCI was $5.3 million in fiscal 2020. The pre-tax effective portion of the gain reclassified to the consolidated statements of operations was $9.0 million in fiscal 2021, and the pre-tax effective portion of the loss reclassified to the consolidated statements of operations was $0.9 million in fiscal 2020.
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
Repatriation of Undistributed Foreign Earnings.  The Tax Act provides an exemption from federal income taxes for distributions by foreign subsidiaries made after December 31, 2017 that were not subject to the Transition Tax. Therefore, we have provided for U.S. state income taxes and foreign withholding taxes on undistributed earnings of certain foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries. We consider the earnings of certain foreign subsidiaries to be indefinitely reinvested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs, and our specific plans for reinvestment of those subsidiary earnings.
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
Adopted Standards
Collaborative Arrangements. In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. We adopted this standard in the first quarter of fiscal 2021 and it did not have a material impact on our consolidated financial statements.
Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments, including trade receivables, contract assets, and lease receivables. The standard provides guidance regarding methodologies and disclosures for expected credit losses on financial instruments, resulting in immediate recognition of estimated credit losses over the remaining life of financial assets at initiation or purchase date. We adopted this standard in the first quarter of fiscal 2021, using the modified retrospective method. The adoption of this standard did not have a material impact on our consolidated financial statements.
Standards Not Yet Adopted
Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. This standard is effective for Dolby beginning September 25, 2021. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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
•Licensing Administration Fees. We generate service fees for managing patent pools on behalf of third party patent owners through our wholly-owned subsidiary, Via.
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
Initial fees from implementation licensees.   Implementation licensees incorporate our technologies into their chipsets that, once approved by Dolby, are available for purchase by OEMs for use in end-user products. Implementation licensees only pay us a nominal initial fee on contract execution as consideration for the ongoing services that we provide to assist in their implementation process. Revenue from these initial fees are recognized ratably over the contractual term as a component of licensing revenue.
Sales-based licensing fees.   In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the first quarter of fiscal 2021, we recorded a favorable adjustment of approximately $21 million, which was primarily related to shipments that occurred in our fourth quarter of fiscal 2020 (July through September) and largely based on actual royalty statements received from licensees. In the second, third, and fourth quarters of fiscal 2021, we recorded favorable adjustments of $16 million, $14 million, and $3 million, respectively, each primarily related to shipments that occurred in the preceding fiscal quarter, and largely based on actual royalty statements received from licensees.
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
Cloud Services. We provide access to media processing and interactivity APIs through our developer platform as well as cloud encoding services, generally, on either a consumption or subscription basis. Revenue related to cloud services provided on a consumption basis is recognized when the customer utilizes the services, based on the quantity of services consumed. Revenue related to cloud services provided on a subscription basis is recognized ratably over the contract term as the customer receives and consumes the benefits of the cloud services.
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
Via Administration Fee. We generate service fees for managing patent pools on behalf of third party patent owners through our wholly-owned subsidiary, Via. As an agent to licensors in the patent pool, Via receives a share of the sales-based royalty that the patent pool licensors earn from licensees. As such, we apply the sales-based royalty exception as the service provided is directly related to the patent pool licensors’ provision of IP, which results in recognition based on estimates of the licensee’s quarter shipments that use the pool’s patents. In addition to sales-based royalties, Via also has contracts where the fees are fixed. The revenue share Via receives from licensors on fixed fee contracts is recognized over the term in which we are providing services associated with the fixed fee contract. We recognize our administrative fees net of the consideration paid to the patent licensors in the pool as licensing revenue.
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. On September 24, 2021, we had $41.0 million of remaining performance obligations, 43% of which we expect to recognize as revenue in fiscal 2022, 18% in fiscal 2023, and the balance of 39% in fiscal years beyond 2023.
F. Disaggregation of revenue
The following table presents a summary of the composition of our revenue for all periods presented:

	Fiscal Year Ended
Revenue	September 24, 2021		September 25, 2020		September 27, 2019
Licensing	$1,214,147	95%	$1,078,577	93%	$1,107,280	89%
Products and services	67,109	5%	83,215	7%	134,340	11%
Total revenue	$1,281,256	100%	$1,161,792	100%	$1,241,620	100%
The following table presents the composition of our licensing revenue for all periods presented:

	Fiscal Year Ended
Licensing Revenue By Market	September 24, 2021		September 25, 2020		September 27, 2019
Broadcast	$475,648	39%	$439,415	41%	$474,147	43%
Mobile	261,232	22%	226,972	21%	193,052	17%
CE	181,944	15%	152,608	14%	154,399	14%
PC	141,919	12%	132,302	12%	113,597	10%
Other	153,404	12%	127,280	12%	172,085	16%
Total licensing revenue	$1,214,147	100%	$1,078,577	100%	$1,107,280	100%
We license our technologies in approximately 60 countries, and our licensees distribute products that incorporate our technologies throughout the world. As shown in the table below, we generate the majority of our revenue from outside the U.S. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters, products revenue is based on the destination to which we ship our products, and services revenue is based on the location where services are performed.

	Fiscal Year Ended
Revenue By Geographic Location	September 24, 2021		September 25, 2020		September 27, 2019
United States	$419,901	33%	$460,972	40%	$449,203	36%
International	861,355	67%	700,820	60%	792,417	64%
Total revenue	$1,281,256	100%	$1,161,792	100%	$1,241,620	100%
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
Our contract liabilities consist of advance payments and billings in advance of performance, deferred revenue that is typically satisfied within one year, and deferred interest where we have significant financing. The non-current portion of contract liabilities is separately disclosed in our consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In fiscal year 2021, we recognized $14.0 million from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented:

	September 24, 2021	September 25, 2020	Change ($)	Change (%)
Accounts receivable, net	$232,609	$180,340	$52,269	29%
Contract assets	182,316	161,357	20,959	13%
Contract liabilities - current	18,473	15,436	3,037	20%
Contract liabilities - non-current	23,713	24,342	(629)	(3)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of September 24, 2021 and September 25, 2020 (amounts displayed in thousands).
Accounts Receivable and Contract Assets

	September 24, 2021	September 25, 2020
Trade accounts receivable	$160,112	$147,618
Accounts receivable from patent administration program licensees	81,241	48,630
Contract assets	182,524	161,357
Accounts receivable, gross and contract assets, gross	423,877	357,605
Less: allowance for credit losses	(8,952)	(15,908)
Total accounts receivable and contract assets, net	$414,925	$341,697
Accounts receivable, gross includes unbilled accounts receivable balances of $97.5 million and $62.1 million as of September 24, 2021 and September 25, 2020, respectively, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to their patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to G&A	Deductions	Ending Balance
For fiscal year ended:
September 27, 2019	$5,258	$4,523	$(6)	$9,775
September 25, 2020	9,775	7,689	(1,556)	15,908
September 24, 2021	15,908	(2,889)	(4,067)	8,952
Inventories

	September 24, 2021	September 25, 2020
Raw materials	$2,792	$3,770
Work in process	3,461	9,214
Finished goods	4,712	12,566
Total inventories	$10,965	$25,550
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $1.9 million and $2.6 million of raw materials inventory within non-current assets as of September 24, 2021 and September 25, 2020, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

	September 24, 2021	September 25, 2020
Prepaid expenses	$29,964	$17,884
Other current assets	32,773	35,138
Total prepaid expenses and other current assets	$62,737	$53,022
In fiscal year 2019, management committed to a plan to sell a property, which included land and a building, after the lease on the property expired and we re-assessed the real estate needs of our business. This property was previously classified as held for sale and was included in other current assets on the consolidated balance sheets, with a carrying value of $2.2 million as of September 25, 2020. In the first quarter of fiscal 2021, we finalized the sale on this property, and as a result, we realized a gain of $13.9 million, which was recorded to gain on sale of assets on the consolidated statements of operations. The property was 51% owned by the controlling interest, therefore 51% of the gain realized in gain on sale of assets has been attributed to the controlling interest.
Accrued Liabilities

	September 24, 2021	September 25, 2020
Amounts payable to patent administration program partners	$72,847	$60,427
Accrued compensation and benefits	107,322	89,684
Accrued professional fees	11,737	10,344
Unpaid property, plant, and equipment additions	17,839	15,102
Accrued customer refunds	14,151	10,053
Accrued market development funds	7,777	6,612
Other accrued liabilities	31,055	27,752
Total accrued liabilities	$262,728	$219,974
Other Non-Current Liabilities

	September 24, 2021	September 25, 2020
Supplemental retirement plan obligations	$4,877	$4,181
Non-current tax liabilities (1)	85,063	85,943
Other liabilities	15,370	32,030
Total other non-current liabilities	$105,310	$122,154
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
Our investment securities primarily consist of corporate bonds, municipal debt securities, government bonds, commercial paper, U.S. agency securities, and certificates of deposit. In addition, our cash and cash equivalents also consist of highly-liquid money market funds. Consistent with our investment policy, none of our municipal debt investments are supported by letters of credit or standby purchase agreements. Our cash and investment portfolio consisted of the following (in thousands):

	September 24, 2021
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$990,182	$—	$—	$990,182	$990,182	$—	$—
Cash equivalents:
Money market funds	235,198	—	—	235,198	235,198	—	—
Cash and cash equivalents	1,225,380	—	—	1,225,380	1,225,380	—	—

Short-term investments:
Certificate of deposit	1,795	—	—	1,795	—	1,795	—
U.S. agency securities	1,096	6	—	1,102	—	1,102	—
Government bonds	100	2	—	102	102	—	—
Commercial paper	5,184	2	—	5,186	—	5,186	—
Corporate bonds	18,850	116	—	18,966	—	18,966	—
Municipal debt securities	11,660	29	(1)	11,688	—	11,688	—
Short-term investments	38,685	155	(1)	38,839	102	38,737	—

Long-term investments:
U.S. agency securities	2,264	13	(2)	2,275	—	2,275	—
Government bonds	11,784	38	(16)	11,806	4,966	6,840	—
Corporate bonds	32,116	61	(25)	32,152	—	32,152	—
Municipal debt securities	10,080	58	(8)	10,130	—	10,130	—
Other long-term investments (1)	6,456	—	—	6,456	—	—	—
Long-term investments	62,700	170	(51)	62,819	4,966	51,397	—

Total cash, cash equivalents, and investments	$1,326,765	$325	$(52)	$1,327,038	$1,230,448	$90,134	$—

Investments held in supplemental retirement plan:
Assets	$4,975	$—	$—	$4,975	$4,975	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,975	$—	$—	$4,975	$4,975	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$689	$—	$689	$—	$689	$—
Liabilities: Included in other accrued liabilities	—	—	(197)	(197)	—	(197)	—
(1)Other long-term investments as of September 24, 2021 is comprised of one equity method investment which is not carried at fair value of $6.5 million.

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
(1)Other long-term investments as of September 25, 2020 is comprised of one equity method investment which is not carried at fair value of $4.7 million.
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
The following table describes the valuation techniques and inputs applicable to each class of security held within our investment portfolio as of September 24, 2021:

Asset Type	Primary Source	Update Frequency	Fair Value Methodology	Secondary Source

Level 1
Money Market Funds	Not Applicable	Daily	$1 per share	Not Applicable
U.S. Government Bonds	ICE (Intercontinental Exchange)	Daily	Institutional Bond Quotes - evaluations based on various market and industry inputs	Bloomberg

Level 2
Certificates of Deposit	ICE (Intercontinental Exchange)	Daily	Institutional Bond Quotes - evaluations based on various market and industry inputs	Bloomberg
Commercial Paper	U.S. Bank Pricing Unit	Daily	Matrix Pricing	Not Applicable
Corporate Bonds	ICE (Intercontinental Exchange)	Daily	Institutional Bond Quotes - evaluations based on various market and industry inputs	Bloomberg
Municipal Debt Securities	ICE (Intercontinental Exchange)	Daily	Evaluations based on various market and industry inputs	Bloomberg
U.S. Agency Securities	ICE (Intercontinental Exchange)	Daily	Institutional Bond Quotes - evaluations based on various market and industry inputs	Bloomberg
Int'l Government Bonds	ICE (Intercontinental Exchange) Extel Financial Ltd	Daily	Evaluations based on various market factors	Bloomberg
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than-temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months as of September 24, 2021 and September 25, 2020 (in thousands):

	September 24, 2021		September 25, 2020
	Less Than 12 Months		Less Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$600	$—	$—	$—
U.S. agency securities	1,449	(2)	—	—
Government bonds	8,940	(16)	—	—
Corporate bonds	22,964	(25)	7,076	(10)
Municipal debt securities	7,031	(9)	2,505	(6)
Total	$40,984	$(52)	$9,581	$(16)
As of September 24, 2021 and September 25, 2020, there were no gross unrealized losses and no AFS securities that were in an unrealized loss position for twelve months or greater. Although we had certain securities that were in an unrealized loss position for less than twelve months as of September 24, 2021, we expect to recover the full carrying value of these securities.

Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of September 24, 2021 and September 25, 2020, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	September 24, 2021		September 25, 2020
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$273,884	$274,037	$351,385	$351,582
Due in 1 to 2 years	40,739	40,874	29,799	30,006
Due in 2 to 3 years	15,506	15,490	18,749	18,713
Total	$330,129	$330,401	$399,933	$400,301

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our consolidated statements of operations. Depreciation expense was $66.4 million, $61.4 million, and $55.5 million in fiscal 2021, 2020, and 2019, respectively.
As of September 24, 2021 and September 25, 2020, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	September 24, 2021	September 25, 2020
Land	$42,041	$41,955
Buildings and building improvements	284,146	283,617
Leasehold improvements	88,549	83,764
Machinery and equipment	128,008	126,942
Computer equipment and software	258,981	230,800
Furniture and fixtures	33,565	31,845
Equipment provided under operating leases	214,109	199,561
Construction-in-progress	22,923	19,545
Property, plant, and equipment, gross	1,072,322	1,018,029
Less: accumulated depreciation	(537,941)	(476,066)
Property, plant, and equipment, net	$534,381	$541,963

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

The components of lease expense were as follows (in thousands):

	Fiscal Year Ended
	September 24, 2021	September 25, 2020
Lease cost
Operating lease cost	$19,261	$23,570
Variable lease cost	755	1,175
Total lease cost	$20,016	$24,745
Total rent expense incurred under operating leases, including the portion of total rent expense which is payable to our principal stockholder, was $20.6 million in fiscal 2019.
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended
	September 24, 2021	September 25, 2020
Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$19,173	$22,043
Right-of-use assets obtained in exchange for operating lease obligations	5,225	34,198
Supplemental balance sheet information related to leases was as follows:

	September 24, 2021	September 25, 2020
Operating Leases
Weighted-average remaining lease term	5.8 years	6.5 years
Weighted-average discount rate	3.1%	3.1%
The following tables presents the maturity analysis of lease liabilities (in thousands):

September 24, 2021
Operating Leases
Fiscal 2022	$17,767
Fiscal 2023	16,173
Fiscal 2024	13,617
Fiscal 2025	9,531
Fiscal 2026	5,973
Thereafter	17,128
Total undiscounted lease payments	80,189
Less: imputed interest	(8,071)
Total lease liabilities	$72,118

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
Assets provided under an operating lease are carried at cost within property, plant and equipment, net on the consolidated balance sheets, and depreciated over the useful life of the asset using the straight-line method. Fixed operating lease payments are recognized on a straight-line basis over the lease term to other income for our real estate property and to revenue for all other leases. Variable lease payments received under our Dolby Cinema operating leases are computed as shares of lessees' box office revenue and recognized to revenue in the period that box office sales occur. Lease incentive payments we make to lessees are amortized as a reduction in revenue over the lease term. The components of lease income were as follows (in millions):

	Fiscal Year Ended
	September 24, 2021	September 25, 2020
Operating Lease Income
Variable operating lease income	$9.5	$10.4
Fixed operating lease income	4.2	3.7
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $0.8 million and $0.7 million as of September 24, 2021 and September 25, 2020, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease. We also recognize variable lease payments, if any, which are not material and not included in the net investment in the lease.
The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	September 24, 2021
	Operating Leases	Sales-Type Leases
Fiscal 2022	$2,524	$1,624
Fiscal 2023	2,452	1,623
Fiscal 2024	889	810
Fiscal 2025	212	397
Fiscal 2026	—	396
Thereafter	—	—
Total undiscounted cash flows	$6,077	4,850
Less: present value of lease payments (recognized as lease receivables)		(3,766)
Difference		$1,084

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 27, 2019	$334,829
Translation adjustments	2,116
Balance at September 25, 2020	$336,945
Acquired goodwill	3,345
Translation adjustments	404
Balance at September 24, 2021	$340,694
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, customer relationships and contracts, and trademarks. Intangible assets subject to amortization consisted of the following (in thousands):

	September 24, 2021			September 25, 2020
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$343,280	$(233,789)	$109,491	$342,637	$(206,123)	$136,514
Customer relationships	65,822	(52,730)	13,092	64,740	(49,062)	15,678
Other intangible assets	22,972	(22,665)	307	22,969	(22,730)	239
Total	$432,074	$(309,184)	$122,890	$430,346	$(277,915)	$152,431
During fiscal 2020, we purchased various patents for purchase consideration of $2.9 million, and upon acquisition, these intangible assets had a weighted-average useful life of 14.0 years. These intangible assets facilitate our R&D efforts, technologies, and potential product offerings.

Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our consolidated statements of operations. Amortization expense was $29.5 million, $29.5 million, and $29.7 million in fiscal 2021, 2020 and 2019, respectively. As of September 24, 2021, expected amortization expense of our intangible assets in future periods was as follows (in thousands):

Fiscal Year	Amortization Expense
2022	$29,256
2023	24,217
2024	21,921
2025	7,009
2026	6,164
Thereafter	34,323
Total	$122,890

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of September 24, 2021, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of September 24, 2021, we had 64,986,316 shares of Class A common stock and 36,086,779 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
Stock Options.    Stock options are granted at fair market value on the date of grant. Options granted to employees and officers generally vest over four years, with 25% of the shares subject to the option becoming exercisable on the one-year anniversary of the date of grant and the balance of the shares vesting in equal monthly installments over the following 36 months. These options expire on the earlier of ten years after the date of grant or three months after termination of service. All options granted vest over the requisite service period and upon the exercise of stock options, we issue new shares of Class A common stock under the 2020 Stock Plan. Our 2020 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria.
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
On December 15, 2018, we granted PSOs to our executive officers exercisable for an aggregate of 241,100 shares at the target award amount, which would be exercisable up to an aggregate of 301,375 shares at 125% of the target award amount. As of September 24, 2021, PSOs which would be exercisable for an aggregate of 604,737 shares at the target award amount (657,637 shares at up to 125% of the target award amount) were outstanding.
The following table summarizes information about stock options issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 25, 2020	6,599	$53.30
Grants	355	93.64
Exercises	(2,256)	46.81
Forfeitures and cancellations	(121)	70.49
Options outstanding at September 24, 2021	4,577	59.18	5.86	$152,122
Options vested and expected to vest at September 24, 2021	4,453	58.70	5.80	150,770
Options exercisable at September 24, 2021	3,071	52.86	4.99	121,639
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on September 24, 2021 of $92.47 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    Beginning in fiscal 2008, we began granting RSUs to certain directors, officers and employees. Awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted from November 2010 onward to ongoing directors generally vest over approximately one year. Awards granted to new directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. Our 2020 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the adjusted fair market value of our Class A common stock on the date of grant, discounted to account for dividend payments forgone during the vesting period, and is recognized on a straight-line basis over the requisite service period. Certain grants may have other vesting conditions or other award terms as approved by the Compensation Committee of our Board of Directors.
Performance-Based Restricted Stock Units.    In the first quarter of fiscal 2020, we began granting PSUs to our executive officers with shares of our Class A common stock underlying such awards. The terms of the PSU Agreement adopted in the first quarter fiscal 2020 provide for the grant of PSUs to our executive officers contingent on Dolby's achievement of annualized TSR targets measured against a comparator index over a three-year performance period following the date of grant. Anywhere from 0% to 200% of eligible restricted stock units may vest based on achievement of the performance conditions at the end of the three-year performance period. In valuing the PSUs which will be recognized as compensation cost, we used a Monte Carlo valuation model. Compensation cost is being amortized on a straight-line basis over the requisite service period. Certain grants may have other vesting conditions or other award terms as approved by the Compensation Committee of our Board of Directors.
On December 15, 2020, we granted PSUs to our executive officers vesting for an aggregate of 66,138 shares at the target award amount, which would vest at 132,276 shares at 200% of the target award amount. On December 16, 2019, we granted PSUs to our executive officers vesting for an aggregate of 62,000 shares at the target award amount, which would vest at 124,000 shares at 200% of the target award amount. As of September 24, 2021, PSUs which would vest for an aggregate of 116,281 shares at the target award amount (232,562 shares at 200% of the target award amount) were outstanding.
The following table summarizes information about RSUs issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 25, 2020	2,979	$62.70
Granted	1,687	91.15
Vested	(1,112)	60.16
Forfeitures	(219)	70.04
Non-vested at September 24, 2021	3,335	$77.46
The fair value as of the respective vesting dates of RSUs were as follows (in thousands):

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Restricted stock units - vest date fair value	$101,108	$72,426	$69,956
Employee Stock Purchase Plan.    Our plan allows eligible employees to have up to 10 percent of their eligible compensation withheld and used to purchase Class A common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than 1,000 shares in an offering period, whichever is less. An offering period consists of successive six-month purchase periods, with a look back feature to our stock price at the commencement of a one-year offering period. The plan provides for a discount equal to 15 percent of the lower of the closing price of our Class A common stock on the NYSE on the first and last day of the offering periods. The plan also includes an automatic reset feature that provides for an offering period to be reset and recommenced to a new lower-priced offering if the offering price of a new offering period is less than that of the immediately preceding offering period.
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
Risk-Free Interest Rate.    The risk-free interest rate is based on the yield curve of U.S. Treasury instruments in effect on the date of grant. In determining an estimate for the risk-free interest rate, we use average interest rates based on these instruments’ constant maturities with a term that approximates and corresponds with the expected term of our awards.
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
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Expected term (in years)	4.88	4.91	4.90
Risk-free interest rate	0.4%	1.6%	2.7%
Expected stock price volatility	28.5%	24.2%	22.9%
Dividend yield	1.1%	1.3%	1.1%
The following table summarizes the weighted-average fair value (per share) of stock options granted and the total intrinsic value of stock options exercised (in thousands):

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Stock options granted - weighted-average grant date fair value	$20.93	$13.76	$14.16
Stock options exercised - intrinsic value	102,812	47,267	33,226
Stock-Based Compensation Expense
Stock-based compensation expense for equity awards granted to employees is determined by estimating their fair value on the date of grant, and recognizing that value as an expense on a straight-line basis over the requisite service period in which our employees earn the awards. Compensation expense related to these equity awards is recognized net of estimated forfeitures, which reduce the expense recorded in the consolidated statements of operations. The selection of applicable estimated forfeiture rates is based on an evaluation of trends in our historical forfeiture data with consideration for other potential driving factors. If in subsequent periods actual forfeitures significantly differ from our initial estimates, we will revise such estimates accordingly. The estimated annual forfeiture rates used for awards granted were 8.85%, 9.74%, and 9.78% in fiscal 2021, 2020, and 2019, respectively.
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Stock options	$13,724	$16,718	$17,742
Restricted stock units	80,705	65,235	54,650
Employee stock purchase plan	5,269	4,675	4,188
Total stock-based compensation	99,698	86,628	76,580
Estimated benefit from income taxes	(15,790)	(14,090)	(12,884)
Total stock-based compensation, net of tax	$83,908	$72,538	$63,696
Expense - By Income Statement Classification

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Cost of products and services	$2,033	$2,072	$1,710
Research and development	29,733	25,634	23,191
Sales and marketing	36,432	31,915	28,137
General and administrative	31,500	27,007	23,542
Total stock-based compensation	99,698	86,628	76,580
Estimated benefit from income taxes	(15,790)	(14,090)	(12,884)
Total stock-based compensation, net of tax	$83,908	$72,538	$63,696

The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was $1.2 million in fiscal 2021, and was not material in fiscal 2020 and fiscal 2019.
Unrecognized Compensation Expense.    As of September 24, 2021, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $17.3 million, which is expected to be recognized over a weighted-average period of 2.0 years. As of September 24, 2021, total unrecognized compensation expense associated with RSUs expected to vest was approximately $170.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 24, 2021 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Fiscal 2021: July 2021	350,000
Total	$2,350,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of September 24, 2021, the remaining authorization to purchase additional shares was $291.3 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2021:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 25, 2020	450,399	$39,985	$88.78
Q2 - Quarter ended March 26, 2021	757,019	70,790	93.51
Q3 - Quarter ended June 25, 2021	404,232	38,989	96.45
Q4 - Quarter ended September 24, 2021	972,216	96,100	98.85
Total	2,583,866	$245,864
(1)Cost of share repurchases includes the price paid per share and applicable commissions.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2021:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Estimated Dividend Payment(1)
Q1 - Quarter ended December 25, 2020	January 28, 2021	February 9, 2021	February 19, 2021	$0.22	$22.4 million
Q2 - Quarter ended March 26, 2021	May 4, 2021	May 17, 2021	May 25, 2021	$0.22	$22.3 million
Q3 - Quarter ended June 25, 2021	July 29, 2021	August 11, 2021	August 19, 2021	$0.22	$22.3 million
Q4 - Quarter ended September 24, 2021	November 16, 2021	November 30, 2021	December 8, 2021	$0.25	$25.3 million
(1)The dividend payment amount is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

10. Accumulated Other Comprehensive Loss
Other comprehensive income consists of three components: unrealized gains or losses on our AFS marketable investment securities, gains and losses on derivatives in cash flow hedge relationships not yet recognized in earnings, and the gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies. Until realized and reported as a component of net income, these comprehensive income items accumulate and are included within accumulated other comprehensive loss, a subsection within stockholders’ equity in our consolidated balance sheets. Unrealized gains and losses on our investment securities are reclassified from AOCI into earnings when realized upon sale, and are determined based on specific identification of securities sold. Unrealized gains and losses on our cash flow hedges are reclassified from AOCI into earnings when the hedged operating expenses are recognized which is also when the gains and losses are realized.
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Year Ended				Fiscal Year Ended
	September 24, 2021				September 25, 2020
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$818	$3,969	$(15,381)	$(10,594)	$2,198	$—	$(22,823)	$(20,625)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	(917)	(12,704)	—	(13,621)	(5,393)	5,270	—	(123)
Foreign currency translation gains (1)	—	—	5,754	5,754	—	—	7,420	7,420
Income tax effect - benefit/(expense)	120	415	(501)	34	(87)	(581)	22	(646)
Net of tax	(797)	(12,289)	5,253	(7,833)	(5,480)	4,689	7,442	6,651
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (1)	211	9,032	—	9,243	4,939	(894)	—	4,045
Income tax effect - benefit/(expense) (2)	(12)	(834)	—	(846)	(839)	174	—	(665)
Net of tax	199	8,198	—	8,397	4,100	(720)	—	3,380
Net current-period other comprehensive income/(loss)	(598)	(4,091)	5,253	564	(1,380)	3,969	7,442	10,031
Ending Balance	$220	$(122)	$(10,128)	$(10,030)	$818	$3,969	$(15,381)	$(10,594)
(1)Realized gains or losses, if any, from the sale of our AFS investment securities or from foreign currency translation adjustments are included within other income/expense, net in our consolidated statements of operations. Realized gains or losses on foreign currency contracts designated as cash flow hedges are included in operating expenses in the consolidated statements of operations.
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

The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$310,227	$231,363	$255,151

Denominator:
Weighted-average shares outstanding—basic	101,190	100,564	101,629
Potential common shares from options to purchase common stock	1,994	1,400	1,922
Potential common shares from restricted stock units	1,376	941	1,021
Potential common shares from employee stock purchase plan	62	39	—
Weighted-average shares outstanding—diluted	104,622	102,944	104,572

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$3.07	$2.30	$2.51
Diluted	$2.97	$2.25	$2.44

Antidilutive awards excluded from calculation:
Stock options	235	3,209	2,340
Restricted stock units	48	2	1
Employee stock purchase plan	2	1	—

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
Income Tax Provision
The following two tables present the components of our income before provision for income taxes by geographic region and the portion of our provision for income taxes classified as current and deferred (in thousands):

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
United States	$104,741	$32,426	$60,500
Foreign	249,771	207,289	221,807
Total income before income taxes	$354,512	$239,715	$282,307

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Current:
Federal	$7,216	$(48,517)	$14,144
State	953	735	394
Foreign	65,568	61,153	64,335
Total current	73,737	13,371	78,873

Deferred:
Federal	(36,035)	(4,674)	(55,793)
State	(63)	(111)	1,007
Foreign	(950)	(490)	2,715
Total deferred	(37,048)	(5,275)	(52,071)
Provision for income taxes	$36,689	$8,096	$26,802

Repatriation of Undistributed Foreign Earnings
As a result of the Tax Act, foreign accumulated earnings that were subject to the mandatory Transition Tax as of December 31, 2017, can be repatriated to the U.S. without incurring further U.S. federal tax. The Tax Act changed to a modified territorial tax system through the provision of a 100% dividend received deduction for the foreign-source portions of dividends received from controlled foreign subsidiaries. As a result, we have reevaluated our historical assertion and determined that we no longer consider a vast majority of these earnings to be indefinitely reinvested. During fiscal 2021, we repatriated $200 million of foreign subsidiary earnings which were exempt from foreign withholding tax. As of September 24, 2021, the total undistributed earnings of our foreign subsidiaries were approximately $239 million. The unrecognized deferred tax liability on the portion of the undistributed earnings considered indefinitely reinvested is not material.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences were as follows (in thousands):

	Fiscal Year Ended
	September 24, 2021	September 25, 2020
Deferred income tax assets:
Investments	$1,439	$1,899
Inventories	6,551	6,863
Net operating loss	3,305	3,450
Accrued expenses	17,686	13,839
Stock-based compensation	16,926	17,397
Revenue recognition	4,245	4,374
Depreciation and amortization	81,963	45,572
Lease liability	15,377	17,655
Research and development credits	31,635	31,795
Foreign tax credits	12,793	12,161
Deemed repatriated earnings tax benefit	9,788	9,788
Other	4,801	4,765
Total gross deferred income tax assets	206,509	169,558
Less: valuation allowance	(33,284)	(30,416)
Total deferred income tax assets	173,225	139,142

Deferred income tax liabilities:
Right of use asset	(14,288)	(17,360)
Intangible assets	(2,917)	(2,901)
Deferred income tax assets, net	$156,020	$118,881
Net Operating Losses and Tax Credit Carryforwards
As of September 24, 2021, the NOL carryforwards for U.S. federal and California were $3.6 million and $7.2 million, respectively, and will start to expire in fiscal 2034 and 2029, respectively. Additionally, we had foreign NOL carryforwards of $9.8 million as of September 24, 2021, an amount which is not subject to expiration. As of September 24, 2021, we had foreign tax credit and federal R&D tax credit carryforwards of $7.9 million and $13.0 million, respectively, which will start to expire in fiscal 2029 and fiscal 2035, respectively. We had California R&D tax credits of $34.3 million, which will carry forward indefinitely, and foreign R&D tax credits of $3.0 million, which will start to expire in fiscal 2028.
Valuation Allowance
As of September 24, 2021, a $25.7 million valuation allowance was recorded against California deferred tax assets, a $2.0 million valuation allowance was recorded against federal foreign tax credit deferred tax assets, and a $5.6 million valuation allowance was recorded against foreign deferred tax assets for which ultimate realization of its future benefits is uncertain.

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

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal effect	0.2	0.2	0.2
Stock-based compensation	(5.6)	(2.7)	(1.9)
Research and development tax credits	(2.6)	(3.0)	(4.7)
Foreign-derived intangible income deduction	(2.2)	(2.2)	(0.7)
U.S. tax on foreign entities	0.8	3.1	0.6
Foreign rate differential	(3.4)	(1.8)	(4.4)
Increase (decrease) unrecognized tax benefit	2.0	(12.9)	3.4
Tax Act	—	—	(7.6)
Change in Valuation Allowance	—	—	1.5
Other	0.1	1.7	2.1
Effective tax rate	10.3%	3.4%	9.5%
Our effective tax rate was 10.3% in fiscal 2021, compared with our federal statutory rate of 21.0%, and with our effective tax rate in fiscal 2020 of 3.4%. The increase in our effective tax rate is primarily related to a benefit in fiscal 2020 from reversals of unrecognized tax benefits that did not recur in fiscal 2021 partially offset by higher benefits in fiscal 2021 related to changes in jurisdictional mix of income and settlement of stock-based awards.

Our effective tax rate in fiscal 2020 decreased as compared to the effective tax rate in fiscal 2019 of 9.5% due to reversals of unrecognized tax benefits in fiscal 2020. The effective tax rate in fiscal 2019 also included a benefit from updated calculations related to the Tax Act.
Uncertain Tax Positions
As of September 24, 2021, the total amount of gross unrecognized tax benefits was $66.1 million, of which $43.6 million, if recognized, would reduce our effective tax rate. Our liability increased from fiscal 2020 primarily due to additional accruals in fiscal 2021. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets. Over the next twelve months, we estimate that there will be no reduction to this amount. Aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Beginning Balance	$60,691	$108,539	$102,009
Gross increases - tax positions taken during prior years	220	5,504	115
Gross decreases - tax positions taken during prior years	(247)	—	—
Gross increases - tax positions taken during current year	6,979	7,509	6,822
Gross decreases - settlements with tax authorities during current year	(875)	(37)	—
Lapse of statute of limitations	(662)	(60,824)	(407)
Ending Balance	$66,106	$60,691	$108,539

Classification of Interest and Penalties
We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision. In fiscal year 2021, our current tax provision was increased by interest expense of $1.0 million, while in fiscal year 2020, our current tax provision was decreased by interest expense of $6.3 million. Accrued interest and penalties are included within the related tax liability line item in our consolidated balance sheets. Our accrued interest and penalties on unrecognized tax benefits as of September 24, 2021 and September 25, 2020 were as follows (in thousands):

	Fiscal Year Ended
	September 24, 2021	September 25, 2020
Accrued interest	$5,030	$4,017
Accrued penalties	47	45
Total	$5,077	$4,062
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. We file income tax returns in the U.S. federal, states, and foreign jurisdictions. The material income tax jurisdictions are the U.S. federal, California, New York, and the Netherlands.
We are currently under audit by the state of Oregon for fiscal years 2016 through 2018, state of New York for fiscal years 2017 through 2019, and Spain for fiscal years 2014 through 2016. In addition, our fiscal 2014 amended U.S. federal tax return is currently under review. Aside from the years still under audit noted above, the statute remains open for fiscal years 2017 and onward for U.S. federal, state, and foreign purposes. Therefore, these periods may be subject to examination by the tax authorities.
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

13. Restructuring
Restructuring charges recorded in our consolidated statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.
Fiscal 2021 Restructuring Events.    In October 2020, we implemented a plan to reduce certain activities, such as exiting our conferencing hardware business, in order to focus our efforts on higher priority investment areas, and reduce the cost structure of our manufacturing operations. As a result, we recorded $9.5 million in restructuring costs in fiscal 2021, primarily representing severance and other related benefits offered to approximately 100 employees that were impacted by this action. Actions related to this plan have substantially completed as of the end of fiscal 2021. The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs	Total
Balance at September 27, 2019	$128	$15,723	$15,851
Restructuring charges	—	1,821	1,821
Cash payments	(75)	(22,119)	(22,194)
Non-cash and other adjustments	(53)	4,575	4,522
Balance at September 25, 2020	$—	$—	$—
Restructuring charges	9,522	718	10,240
Cash payments and adjustments	(9,359)	(714)	(10,073)
Balance at September 24, 2021	$163	$4	$167
The activities during fiscal 2020 reflects the impact of our early exit of a leased facility and related strategic reorganization of our marketing function as a part of the fiscal 2019 restructuring plan.

Accruals for restructuring charges incurred for the restructuring plan described above are included within accrued liabilities in our consolidated balance sheets, while restructuring charges are included within restructuring charges in our consolidated statements of operations.

14. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of September 24, 2021 (in thousands):

	Payments Due By Fiscal Period
	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
Naming rights	$8,015	$8,116	$8,219	$8,322	$8,428	$52,849	$93,949
Purchase obligations	17,108	2,123	979	—	—	—	20,210
Donation commitments	3,462	44	44	44	44	71	3,709
Total	$28,585	$10,283	$9,242	$8,366	$8,472	$52,920	$117,868
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

15. Operating Segments and Geographic Information
Operating Segments
Operating segments are defined as components of an enterprise for which separate financial information is available, and which are evaluated regularly by the CODM, or decision-making group, in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer. Reporting segments are operating segments exceeding specified revenue, profit or loss, or asset thresholds for which separate disclosure of information is necessary.

We operate as a single reportable segment. This reflects the fact that our CODM continues to evaluate our financial information and resources, and continues to assess the performance of these resources, on a consolidated basis. All required financial segment information is therefore included in our consolidated financial statements.
Geographic Information
The methods to determine revenue by geographic region for each of the three categories included within total revenue in our consolidated statements of operations are described within the table presented below.

Revenue Category	Basis For Determining Geographic Location
Licensing	Region in which our licensees’ headquarters are located
Products	Destination to which our products are shipped
Services	Location in which the relevant services are performed
The following tables present selected information regarding total revenue by geographic location (amounts presented in thousands).
Revenue Composition—U.S. and International

	Fiscal Year Ended
Location	September 24, 2021	September 25, 2020	September 27, 2019
United States	$419,901	$460,972	$449,203
International	861,355	700,820	792,417
Total revenue	$1,281,256	$1,161,792	$1,241,620
Revenue Concentration—Significant Individual Geographic Regions

	Fiscal Year Ended
Location	September 24, 2021	September 25, 2020	September 27, 2019
United States	33%	40%	36%
South Korea	14%	12%	12%
China	23%	20%	20%
Japan	11%	9%	11%
Europe	10%	10%	12%
Other	9%	9%	9%
Total	100%	100%	100%
Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows (in thousands):

Location	September 24, 2021	September 25, 2020
United States	$432,968	$453,889
International	101,413	88,074
Total long-lived tangible assets, net of accumulated depreciation	$534,381	$541,963

16. Legal Matters
We are involved in various legal proceedings that occasionally arise in the normal course of business. These can include claims of alleged infringement of IP rights, commercial, employment, and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period, including as a result of required changes to our licensing terms, monetary penalties, and other potential consequences. However, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, any such amounts are either immaterial, or it is not feasible to provide an estimate of any such potential losses.

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
Our interests in these consolidated affiliated entities and the location of the properties leased to Dolby Laboratories as of September 24, 2021 were as follows:

Entity Name	Minority Ownership Interest	Location Of Properties
Dolby Properties Burbank, LLC	49.0%	Burbank, California
Dolby Properties, LP	10.0%	Wootton Bassett, England
The property leased to Dolby Laboratories through Dolby Properties Brisbane, LLC, located in Brisbane, California, was sold during fiscal 2021. We maintain a 49.0% minority ownership interest in the affiliated entity. Refer to Note 4 to the consolidated financial statements for more information.
We lease from our principal stockholder a commercial office building located at 100 Potrero Avenue in San Francisco, California under a term that expires on October 31, 2024. In fiscal 2019, we ceased occupancy of the facility, and as a result, we incurred $33.5 million in restructuring charges recorded as operating expenses in our consolidated statements of operations. Related party rent expense and restructuring charges included in operating expenses in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Related party rent expense and restructuring charges included in operating expenses	$(392)	$126	$16,360
Distributions.    Distributions made by the jointly-owned real estate entities to our principal stockholder were as follows (in thousands):

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Distributions to principal stockholder	$(7,362)	$(283)	$(1,015)

18. Retirement Plans
We maintain a tax-qualified Section 401(k) retirement plan for employees in the U.S. and similar plans in foreign jurisdictions. Under the plan, employees are eligible to receive matching contributions and profit-sharing contributions. We also maintain a SERP, a non-qualified, employer-funded defined contribution retirement plan which was terminated in fiscal 2005.
Retirement plan expenses, which are included in cost of products and services, R&D, S&M, and G&A expense in our consolidated statements of operations, were as follows (in thousands):

	Fiscal Year Ended
	September 24, 2021	September 25, 2020	September 27, 2019
Retirement plan expenses	$26,379	$25,257	$23,375

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 24, 2021 using the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 24, 2021. Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 24, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor the evolving COVID-19 pandemic to assess any impact it may have on the design and operating effectiveness of our internal control over financial reporting. The Company's internal business operations, including financial reporting systems and internal control over financial reporting, have not been materially impacted by COVID-19.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, compliance with Section 16 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), our code of business conduct and ethics, our Compensation Committee, Nominating and Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings "Election of Directors," "Delinquent Section 16(a) Reports" and "Corporate Governance Matters" in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2022 ("2022 Proxy Statement").
Executive Officers of the Registrant
Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of October 29, 2021 are set forth below:

Executive Officers	Age	Position(s)
Kevin Yeaman	55	President and Chief Executive Officer
Robert Park	51	Senior Vice President and Chief Financial Officer
Andy Sherman	54	Executive Vice President, General Counsel and Corporate Secretary
Giles Baker	45	Senior Vice President, Consumer Entertainment
Steven Forshay	67	Senior Vice President, Advanced Technology Group
Todd Pendleton	49	Senior Vice President, and Chief Marketing Officer
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
Robert Park joined us as Senior Vice President and Chief Financial Officer in October 2021. Mr. Park leads the global finance organization and is responsible for all finance functions, information technology, and investor relations. Mr. Park has over 25 years of financial and strategic business experience. Mr. Park served as the Chief Financial Officer of BlueJeans, a cloud-based enterprise video conferencing and communications company, since April 2016. Prior to BlueJeans, Mr. Park held a variety of positions of increasing responsibility at multiple public and private companies. Mr. Park began his finance career with Ernst & Young LLP, an accounting firm, serving numerous clients across various industries. Mr. Park holds a B.S. degree in Business Administration with a concentration in accounting from California Polytechnic State University, San Luis Obispo.
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
Giles Baker joined us in March 2010 and has served since in a variety of positions, including Vice President,

Broadcast Business Group; Senior Vice President, Broadcast Business Group; and since October 2016, Senior Vice President, Consumer Entertainment. Mr. Baker focuses on Dolby's business in the consumer entertainment industry, leading a global team that builds complete industry solutions—from content production to distribution and playback—to bring immersive entertainment experiences to consumer devices, including TVs, game consoles, PCs, digital media adapters, mobile phones, and tablets. Before joining Dolby, Mr. Baker spent nearly 10 years in business leadership roles at Adobe Systems, where he was responsible for professional video software. Previously, he was responsible for the professional DVD authoring business at Sonic Solutions. Mr, Baker holds an undergraduate degree in music and sound recording from the University of Surrey in the U.K. and an MBA degree from the Wharton School.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information in the 2022 Proxy Statement under the headings "Compensation Discussion and Analysis," "Report of the Compensation Committee of the Board of Directors," "Executive Compensation Tables and Related Matters," "Compensation of Directors," and "Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2022 Proxy Statement under the headings "Executive Compensation Tables and Related Matters—Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2022 Proxy Statement under the headings "Certain Relationships and Related Transactions" and "Corporate Governance Matters."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information in the 2022 Proxy Statement under the heading "Ratification of Independent Registered Public Accounting Firm."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.Financial Statements: See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K.
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
		Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005
3.2	Form of Amended and Restated Bylaws	Quarterly Report on Form 10-Q	April 30, 2009
4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006
4.3	Description of Capital Stock	Annual Report on Form 10-K	November 25, 2019
10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors & Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.2*	2000 Stock Incentive Plan, as amended and restated	Quarterly Report on Form 10-Q	February 6, 2013
10.3+*	2020 Stock Plan, as amended and restated on July 26, 2021 (“2020 Stock Plan")
10.4*	Employee Stock Purchase Plan (“ESPP”), as amended and restated on September 19, 2017	Annual Report on Form 10-K	November 16, 2017
10.5*	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.6*	Form of Global Stock Option Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.7*	Form of Executive Global Stock Option Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.8*	Form of Global Restricted Stock Unit Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.9*	Form of Executive Global Restricted Stock Unit Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.10*	Form of Subscription Agreement under the ESPP - U.S. Employees	Annual Report on Form 10-K	November 19, 2009
10.11*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees	Quarterly Report on Form 10-Q	August 8, 2012
10.12*	Form of Executive Performance-Based Stock Option Agreement	Current Report on Form 8-K	December 11, 2015
10.13*	Form of Executive Performance-Based Restricted Stock Units	Quarterly Report on Form 10-Q	January 29, 2020
10.14*	2020 Dolby Executive Bonus Plan	Current Report on Form 8-K	November 18, 2019
10.15*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc. & Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009
10.16*	Amendment, dated as of December 19, 2012, to Employment Agreement dated as of February 24, 2009, by and between Dolby Laboratories, Inc. and Kevin Yeaman	Quarterly Report on Form 10-Q	February 6, 2013
10.17*	Offer Letter by and between Andy Sherman & Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011
10.18*	Offer Letter dated March 22, 2012 by and between Lewis Chew and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 8, 2012
10.19*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.20*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006
10.21*	Second Amendment to 100 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.22*	Lease for 130 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.23*	First Amendment to 130 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.24*	Lease for 140 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.25*	First Amendment to 140 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.26*	Waiver and Extension Relating to Potrero Avenue Leases dated as of September 29, 2013, by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Annual Report on Form 10-K	November 15, 2013
10.27*	Agreement of Sale and Purchase by and between DWF III 1275 Market, LLC and Dolby Laboratories, Inc. dated June 8, 2012	Quarterly Report on Form 10-Q	August 8, 2012
10.28*	Offer Letter dated June 26, 2018 by and between Todd Pendleton and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	August 1, 2018
10.29+*	Offer Letter dated February 11, 2010 by and between Giles Baker and Dolby Laboratories, Inc.
10.30*	French Sub-Plan to the 2020 Stock Plan	Quarterly Report on Form 10-Q	July 29, 2021
10.31*	Form of Restricted Stock Unit Agreement - France	Quarterly Report on Form 10-Q	July 29, 2021
21.1+	List of significant subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)
31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
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
Date: November 16, 2021

DOLBY LABORATORIES, INC.
By:	/S/ ROBERT PARK
Robert Park
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin J. Yeaman and Robert Park, and each of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/S/ PETER GOTCHER	Chairman of the Board of Directors	November 16, 2021
Peter Gotcher

/S/ KEVIN J. YEAMAN	President, Chief Executive Officer and Director (Principal Executive Officer)	November 16, 2021
Kevin J. Yeaman

/S/ ROBERT PARK	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 16, 2021
Robert Park

/S/ RYAN NICHOLSON	Vice President, Corporate Controller (Principal Accounting Officer)	November 16, 2021
Ryan Nicholson

/S/ MICHELINE CHAU	Director	November 16, 2021
Micheline Chau

/S/ DAVID DOLBY	Director	November 16, 2021
David Dolby

/S/ EMILY ROLLINS	Director	November 16, 2021
Emily Rollins

/S/ SIMON SEGARS	Director	November 16, 2021
Simon Segars

/S/ ROGER SIBONI	Director	November 16, 2021
Roger Siboni

/S/ ANJALI SUD	Director	November 16, 2021
Anjali Sud

/S/ AVADIS TEVANIAN, JR.	Director	November 16, 2021
Avadis Tevanian, Jr.