Form 10-Q
period 2021-12-31
Dolby Laboratories, Inc.
filed 2022-02-04
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On January 28, 2022, the registrant had 65,731,711 shares of Class A common stock, par value $0.001 per share, and 36,086,629 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended December 31, 2021

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AFS	Available-For-Sale (Securities)
AOCI	Accumulated Other Comprehensive Income (Loss)
API	Application Programming Interface
APIC	Additional Paid In-Capital
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
ATSC	Advanced Television Systems Committee
AVC	Advanced Video Coding
AVR	Audio/Video Receiver
CE	Consumer Electronics
CODM	Chief Operating Decision Maker
COGS	Cost Of Goods Sold
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVB	Digital Video Broadcasting
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General and Administrative
HD	High Definition
HDR	High-Dynamic Range
HDTV	High Definition Television
HE-AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
HTIB	Home Theater In-A-Box
IC	Integrated Circuit
IMB	Integrated Media Block
IP	Intellectual Property
LP	Limited Partner/Partnership
NOL	Net Operating Loss
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant, and Equipment
PSO	Performance-Based Stock Option
PSU	Performance-Based Restricted Stock Unit
R&D	Research and Development
ROU	Right-Of-Use
RSU	Restricted Stock Unit
S&M	Sales and Marketing
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
STB	Set-Top Box
TSR	Total Stockholder Return
UHD	Ultra-High Definition
U.S. GAAP	Generally Accepted Accounting Principles In The United States

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 31, 2021	September 24, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,056,686	$1,225,380
Restricted cash	7,746	7,652
Short-term investments	80,618	38,839
Accounts receivable, net of allowance for credit losses of $9,900 and $8,744	241,449	232,609
Contract assets, net of allowance for credit losses of $144 and $208	226,809	182,316
Inventories, net	13,144	10,965
Prepaid expenses and other current assets	68,693	62,737
Total current assets	1,695,145	1,760,498
Long-term investments	120,988	62,819
Property, plant and equipment, net	533,706	534,381
Operating lease right-of-use assets	63,141	67,128
Intangible assets, net	125,804	122,890
Goodwill	339,897	340,694
Deferred taxes	164,909	156,020
Other non-current assets	61,331	61,257
Total assets	$3,104,921	$3,105,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,104	$17,779
Accrued liabilities	225,847	262,728
Income taxes payable	1,601	1,334
Contract liabilities	21,426	18,473
Operating lease liabilities	15,312	15,403
Total current liabilities	283,290	315,717
Non-current contract liabilities	24,117	23,713
Non-current operating lease liabilities	52,615	56,715
Other non-current liabilities	102,378	105,310
Total liabilities	462,400	501,455

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 65,627,314 shares issued and outstanding at December 31, 2021 and 64,986,316 at September 24, 2021	59	59
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,086,629 shares issued and outstanding at December 31, 2021 and 36,086,779 at September 24, 2021	41	41
Retained earnings	2,649,175	2,607,909
Accumulated other comprehensive loss	(11,521)	(10,030)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,637,754	2,597,979
Controlling interest	4,767	6,253
Total stockholders’ equity	2,642,521	2,604,232
Total liabilities and stockholders’ equity	$3,104,921	$3,105,687
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended
	December 31, 2021	December 25, 2020
Revenue:
Licensing	$332,284	$373,005
Products and services	19,349	16,869
Total revenue	351,633	389,874

Cost of revenue:
Cost of licensing	14,935	12,946
Cost of products and services	17,774	22,358
Total cost of revenue	32,709	35,304

Gross margin	318,924	354,570

Operating expenses:
Research and development	68,824	63,772
Sales and marketing	97,170	75,445
General and administrative	62,444	54,454
Gain on sale of assets	—	(13,871)
Restructuring charges/(credits)	(95)	10,023
Total operating expenses	228,343	189,823

Operating income	90,581	164,747

Other income/(expense):
Interest income	716	974
Interest expense	(84)	(85)
Other income, net	229	1,326
Total other income	861	2,215

Income before income taxes	91,442	166,962
Provision for income taxes	(11,432)	(24,272)
Net income including controlling interest	80,010	142,690
Less: net (income)/loss attributable to controlling interest	4	(7,492)
Net income attributable to Dolby Laboratories, Inc.	$80,014	$135,198

Net income per share:
Basic	$0.79	$1.34
Diluted	$0.77	$1.30
Weighted-average shares outstanding:
Basic	101,230	100,716
Diluted	103,801	103,876

Related party rent expense:
Included in operating expenses	$—	$16
Included in net income attributable to controlling interest	$71	$119

Cash dividend declared per common share	$0.25	$0.22
Cash dividend paid per common share	$0.25	$0.22
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 31, 2021	December 25, 2020
Net income including controlling interest	$80,010	$142,690
Other comprehensive income:
Currency translation adjustments gains/(losses), net of tax expense of ($34) and ($472)	(1,271)	8,168
Unrealized losses on investments, net of tax benefit/(expense) of ($4) and $2	(504)	(165)
Unrealized gains on cash flow hedges, net of tax expense of ($31) and ($290)	237	2,146
Total other comprehensive income/(loss), net of tax	(1,538)	10,149

Total comprehensive income	78,472	152,839
Less: comprehensive (income)/loss attributable to controlling interest	51	(7,655)
Comprehensive income attributable to Dolby Laboratories, Inc.	$78,523	$145,184
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at September 24, 2021	$100	$—	$2,607,909	$(10,030)	$2,597,979	$6,253	$2,604,232
Net income	—	—	80,014	—	80,014	(4)	80,010
Other comprehensive loss, net of tax	—	—	—	(1,491)	(1,491)	(47)	(1,538)
Distributions to controlling interest	—	—	—	—	—	(1,435)	(1,435)
Stock-based compensation expense	—	32,656	—	—	32,656	—	32,656
Repurchase of common stock	—	(22,108)	(13,465)	—	(35,573)	—	(35,573)
Cash dividends declared and paid on common stock	—	—	(25,283)	—	(25,283)	—	(25,283)
Common stock issued under employee stock plans	—	21,372	—	—	21,372	—	21,372
Tax withholdings on vesting of restricted stock	—	(31,920)	—	—	(31,920)	—	(31,920)
Balance at December 31, 2021	$100	$—	$2,649,175	$(11,521)	$2,637,754	$4,767	$2,642,521

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at September 25, 2020	$99	$—	$2,443,138	$(10,594)	$2,432,643	$5,762	$2,438,405
Net income	—	—	135,198	—	135,198	7,492	142,690
Other comprehensive income, net of tax	—	—	—	9,986	9,986	163	10,149
Distributions to controlling interest	—	—	—	—	—	(7,362)	(7,362)
Stock-based compensation expense	—	26,313	—	—	26,313	—	26,313
Repurchase of common stock	—	(49,550)	9,565	—	(39,985)	—	(39,985)
Cash dividends declared and paid on common stock	—	—	(22,231)	—	(22,231)	—	(22,231)
Common stock issued under employee stock plans	2	51,321	—	—	51,323	—	51,323
Tax withholdings on vesting of restricted stock	(1)	(28,084)	—	—	(28,085)	—	(28,085)
Balance at December 25, 2020	$100	$—	$2,565,670	$(608)	$2,565,162	$6,055	$2,571,217

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 31, 2021	December 25, 2020
Operating activities:
Net income including controlling interest	$80,010	$142,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,477	22,168
Stock-based compensation	32,656	26,313
Amortization of operating lease right-of-use assets	3,944	4,194
Amortization of premium on investments	311	329
Provision for/(benefit from) credit losses	1,559	(1,367)
Deferred income taxes	(9,004)	(15,439)
Gain on sale of assets	—	(13,871)
Other non-cash items affecting net income	(358)	1,276
Changes in operating assets and liabilities:
Accounts receivable, net	(9,965)	(111,902)
Contract assets	(44,428)	(26,384)
Inventories	(1,819)	4,424
Operating lease right-of-use assets	(77)	(844)
Prepaid expenses and other assets	(7,082)	6,397
Accounts payable and accrued liabilities	(34,034)	30,397
Income taxes, net	1,439	13,984
Contract liabilities	3,350	5,153
Operating lease liabilities	(4,038)	(3,481)
Other non-current liabilities	(4,281)	(1,877)
Net cash provided by operating activities	31,660	82,160

Investing activities:
Purchases of marketable securities	(108,147)	(13,726)
Proceeds from sales of marketable securities	2,001	1,854
Proceeds from maturities of marketable securities	10,913	9,535
Purchases of property, plant, and equipment	(14,452)	(15,527)
Proceeds from sale of assets	—	16,365
Purchases of intangible assets	(11,426)	—
Purchases of other investments	(5,000)	—
Net cash used in investing activities	(126,111)	(1,499)

Financing activities:
Proceeds from issuance of common stock	21,372	51,323
Repurchase of common stock	(35,573)	(39,985)
Payment of cash dividend	(25,283)	(22,231)
Distribution to controlling interest	(1,435)	(7,362)
Shares repurchased for tax withholdings on vesting of restricted stock	(31,920)	(28,085)
Net cash used in financing activities	(72,839)	(46,340)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,310)	5,125
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(168,600)	39,446
Cash, cash equivalents, and restricted cash at beginning of period	1,233,032	1,079,979
Cash, cash equivalents, and restricted cash at end of period	$1,064,432	$1,119,425

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$9,467	$14,952

Non-cash investing activities and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$(305)	$(1,446)
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with U.S. GAAP, and with SEC rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with U.S. GAAP to be condensed or omitted. In our opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 24, 2021 and include all adjustments necessary for fair presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 24, 2021, which are included in our Annual Report on Form 10-K filed with the SEC.
The results for the fiscal quarter ended December 31, 2021 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 30, 2022.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 14 week period ended December 31, 2021 and the 13 week period ended December 25, 2020. Our fiscal year ending September 30, 2022 (fiscal 2022) consists of 53 weeks, and our fiscal year ended September 24, 2021 (fiscal 2021) consisted of 52 weeks.
Reclassifications
We have reclassified certain prior period amounts within our condensed consolidated financial statements and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, operating cash flows, or net income.

2. Summary of Significant Accounting Policies
Recently Issued Accounting Standards
Adopted Standards
Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. We adopted this standard in the first quarter of fiscal 2022, and it did not have a material impact on our condensed consolidated financial statements.
Standards Not Yet Adopted
Business Combinations.     In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by an acquirer in accordance with ASC 606, Revenue from Contracts with Customers. Currently, we recognize acquired contract assets and contract liabilities at fair value as of the acquisition date, in accordance with ASC 805. This standard will be effective for Dolby beginning September 30, 2023 on a prospective basis, but early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

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
•Services.   We provide various services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training, mixing room alignment, equalization, as well as audio, color and light image calibration. We also offer a developer platform, Dolby.io, that enables developers to access our technologies through audio and video APIs for building high-quality communications, media, and streaming solutions.
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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the first quarter of fiscal 2022, we recorded an unfavorable adjustment of approximately $6 million, which was primarily related to July through September shipments and largely based on actual royalty statements received from licensees.
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
Cloud Services. We provide access to audio and video APIs through our developer platform as well as cloud encoding services, generally, on either a consumption or subscription basis. Revenue related to cloud services provided on a consumption basis is recognized when the customer utilizes the services, based on the quantity of services consumed. Revenue related to cloud services provided on a subscription basis is recognized ratably over the contract term as the customer receives and consumes the benefits of the cloud services.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of December 31, 2021, we had $43.7 million of remaining performance obligations, 39% of which we expect to recognize as revenue in fiscal 2022, 21% in fiscal 2023, and the balance of 40% in fiscal years beyond 2023.
F. Disaggregation of revenue
The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended
Revenue	December 31, 2021		December 25, 2020
Licensing	$332,284	94%	$373,005	96%
Products and services	19,349	6%	16,869	4%
Total revenue	$351,633	100%	$389,874	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended
Market	December 31, 2021		December 25, 2020
Broadcast	$121,633	37%	$139,300	37%
Mobile	74,920	23%	105,623	28%
CE	57,573	17%	51,921	14%
PC	34,777	10%	32,735	9%
Other	43,381	13%	43,426	12%
Total licensing revenue	$332,284	100%	$373,005	100%
We license our technologies in approximately 60 countries, and our licensees distribute products that incorporate our technologies throughout the world. We generate the majority of our revenue from outside the U.S. Geographic data for our licensing revenue is based on the location of our licensees’ headquarters, products revenue is based on the destination to which we ship our products, and services revenue is based on the location where services are performed. The following table presents the composition of our revenue by geographic location for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended
Revenue By Geographic Location	December 31, 2021		December 25, 2020
United States	$123,922	35%	$101,074	26%
International	227,711	65%	288,800	74%
Total revenue	$351,633	100%	$389,874	100%
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
Our contract liabilities consist of advance payments and billings in advance of performance, deferred revenue that is typically satisfied within one year, and deferred interest where we have significant financing. The non-current portion of contract liabilities is separately disclosed in our condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In the first quarter of fiscal 2022, we recognized $7.1 million from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	December 31, 2021	September 24, 2021	Change ($)	Change (%)
Accounts receivable, net	$241,449	$232,609	$8,840	4%
Contract assets, net	226,809	182,316	44,493	24%
Contract liabilities - current	21,426	18,473	2,953	16%
Contract liabilities - non-current	24,117	23,713	404	2%
4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our condensed consolidated balance sheets as of December 31, 2021 and September 24, 2021 (in thousands).
Accounts Receivable and Contract Assets

	December 31, 2021	September 24, 2021
Trade accounts receivable	$137,985	$160,112
Accounts receivable from patent administration program licensees	113,364	81,241
Contract assets	226,953	182,524
Accounts receivable, gross and contract assets, gross	478,302	423,877
Less: allowance for credit losses on accounts receivable and contract assets	(10,044)	(8,952)
Total accounts receivable and contract assets, net	$468,258	$414,925
Accounts receivable, gross includes unbilled accounts receivable balances of $105.1 million and $97.5 million as of December 31, 2021 and September 24, 2021, respectively, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to their patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to G&A	Additions/(Deductions)	Ending Balance
For fiscal year-to-date period ended:
September 24, 2021	$15,908	$(2,889)	$(4,067)	$8,952
December 31, 2021	8,952	1,559	11	10,522
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases of $0.5 million as of December 31, 2021. The allowance for credit losses on these leases as of September 24, 2021 was not material.
Inventories

	December 31, 2021	September 24, 2021
Raw materials	$4,571	$2,792
Work in process	3,761	3,461
Finished goods	4,812	4,712
Total inventories	$13,144	$10,965
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our condensed consolidated balance sheets. We have included $1.6 million and $1.9 million of raw materials inventory within non-current assets as of December 31, 2021 and September 24, 2021, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.

Prepaid Expenses And Other Current Assets

	December 31, 2021	September 24, 2021
Prepaid expenses	$35,615	$29,964
Other current assets	33,078	32,773
Total prepaid expenses and other current assets	$68,693	$62,737
Accrued Liabilities

	December 31, 2021	September 24, 2021
Amounts payable to patent administration program partners	$77,273	$72,847
Accrued compensation and benefits	68,160	107,322
Accrued professional fees	13,405	11,737
Unpaid property, plant, and equipment additions	18,257	17,839
Accrued customer refunds	9,677	14,151
Accrued market development funds	12,299	7,777
Other accrued liabilities	26,776	31,055
Total accrued liabilities	$225,847	$262,728
Other Non-Current Liabilities

	December 31, 2021	September 24, 2021
Supplemental retirement plan obligations	$4,783	$4,877
Non-current tax liabilities (1)	86,161	85,063
Other liabilities	11,434	15,370
Total other non-current liabilities	$102,378	$105,310
(1)        Refer to Note 12 "Income Taxes" for additional information related to our tax liabilities.

5. Investments and Fair Value Measurements
We use cash holdings to purchase investment grade securities diversified among security types, industries, and issuers. All of our investments in debt securities are measured at fair value, and are recorded within cash equivalents and both short-term and long-term investments in our condensed consolidated balance sheets. With the exception of our mutual fund investments held in our SERP and classified as trading securities and our other long-term investments, all of our investments are classified as AFS securities. Derivative contracts are used to hedge currency risk, these are carried at fair value and classified as other assets and other liabilities.
Our investments in debt securities primarily consist of corporate bonds, municipal debt securities, government bonds, commercial paper, U.S. agency securities, and certificates of deposit. In addition, our cash and cash equivalents also consist of highly-liquid money market funds. Consistent with our investment policy, none of our municipal debt investments are supported by letters of credit or standby purchase agreements. Our cash and investment portfolio consisted of the following (in thousands):

	December 31, 2021
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$861,252	$—	$—	$861,252	$861,252	$—	$—
Cash equivalents:
Commercial paper	4,498	1	—	4,499	4,499	—	—
Money market funds	185,936	—	—	185,936	185,936	—	—
Municipal debt securities	4,999	—	—	4,999	4,999	—	—
Cash and cash equivalents	1,056,685	1	—	1,056,686	1,056,686	—	—

Short-term investments:
Certificate of deposit	8,783	—	(1)	8,782	—	8,782	—
U.S. agency securities	1,907	9	—	1,916	—	1,916	—
Government bonds	20,070	8	(7)	20,071	20,071	—	—
Commercial paper	18,534	4	(2)	18,536	—	18,536	—
Corporate bonds	21,259	44	(14)	21,289	—	21,289	—
Municipal debt securities	9,987	38	(1)	10,024	—	10,024	—
Short-term investments	80,540	103	(25)	80,618	20,071	60,547	—

Long-term investments:
U.S. agency securities	1,451	—	(11)	1,440	—	1,440	—
Government bonds	62,399	16	(138)	62,277	55,500	6,777	—
Corporate bonds	37,042	26	(183)	36,885	—	36,885	—
Municipal debt securities	8,436	14	(34)	8,416	—	8,416	—
Other investments (1)	11,970	—	—	11,970	—	—	—
Long-term investments	121,298	56	(366)	120,988	55,500	53,518	—

Total cash, cash equivalents, and investments	$1,258,523	$160	$(391)	$1,258,292	$1,132,257	$114,065	$—

Investments held in supplemental retirement plan:
Assets	$4,881	$—	$—	$4,881	$4,881	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,881	$—	$—	$4,881	$4,881	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$198	$—	$198	$—	$198	$—
Liabilities: Included in other accrued liabilities	—	—	(117)	(117)	—	(117)	—
(1)Other investments as of December 31, 2021 is comprised of an equity method investment and an equity security without a readily determinable fair value measured under the "measurement alternative" (at cost, minus impairment or adjusted for any observable price changes). The equity method investment is measured at cost minus impairment, if any, adjusted for our proportionate share of the investee's net income or loss. Our share of the investee's net income or loss is included in other income (expense), net on the condensed consolidated statements of operations, and was not material in the first quarter of fiscal 2022 and first quarter of fiscal 2021.

	September 24, 2021
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$990,182	$—	$—	$990,182	$990,182	$—	$—
Cash equivalents:
Money market funds	235,198	—	—	235,198	235,198	—	—
Cash and cash equivalents	1,225,380	—	—	1,225,380	1,225,380	—	—

Short-term investments:
Certificate of deposit	1,795	—	—	1,795	—	1,795	—
U.S. agency securities	1,096	6	—	1,102	—	1,102	—
Government bonds	100	2	—	102	102	—	—
Commercial paper	5,184	2	—	5,186	—	5,186	—
Corporate bonds	18,850	116	—	18,966	—	18,966	—
Municipal debt securities	11,660	29	(1)	11,688	—	11,688	—
Short-term investments	38,685	155	(1)	38,839	102	38,737	—

Long-term investments:
U.S. agency securities	2,264	13	(2)	2,275	—	2,275	—
Government bonds	11,784	38	(16)	11,806	4,966	6,840	—
Corporate bonds	32,116	61	(25)	32,152	—	32,152	—
Municipal debt securities	10,080	58	(8)	10,130	—	10,130	—
Other investments (1)	6,456	—	—	6,456	—	—	—
Long-term investments	62,700	170	(51)	62,819	4,966	51,397	—

Total cash, cash equivalents, and investments	$1,326,765	$325	$(52)	$1,327,038	$1,230,448	$90,134	$—

Investments held in supplemental retirement plan:
Assets	$4,975	$—	$—	$4,975	$4,975	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,975	$—	$—	$4,975	$4,975	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$689	$—	$689	$—	$689	$—
Liabilities: Included in other accrued liabilities	—	—	(197)	(197)	—	(197)	—

(1)Other investments as of September 24, 2021 is comprised of one equity method investment, which is measured at cost minus impairment, if any, adjusted for our proportionate share of the investee’s net income or loss.
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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months as of December 31, 2021 and September 24, 2021 (in thousands):

	December 31, 2021		September 24, 2021
	Less Than 12 Months		Less Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$1,998	$(1)	$600	$—
U.S. agency securities	1,440	(11)	1,449	(2)
Government bonds	70,076	(144)	8,940	(16)
Commercial paper	2,760	(2)	—	—
Corporate bonds	43,930	(197)	22,964	(25)
Municipal debt securities	12,537	(36)	7,031	(9)
Total	$132,741	$(391)	$40,984	$(52)
As of December 31, 2021 and September 24, 2021, there were no gross unrealized losses and no AFS securities that were in an unrealized loss position for twelve months or greater. Although we had certain securities that were in an unrealized loss position for less than twelve months as of December 31, 2021 and September 24, 2021, we expect to recover the full carrying value of these securities.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of December 31, 2021 and September 24, 2021, which are recorded within cash equivalents and both short and long-term investments in our condensed consolidated balance sheets (in thousands):

	December 31, 2021		September 24, 2021
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$275,975	$276,054	$273,884	$274,037
Due in 1 to 2 years	68,016	67,866	40,739	40,874
Due in 2 to 5 years	41,312	41,152	15,506	15,490
Total	$385,303	$385,072	$330,129	$330,401

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our condensed consolidated statements of operations.
As of December 31, 2021 and September 24, 2021, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	December 31, 2021	September 24, 2021
Land	$42,024	$42,041
Buildings and building improvements	284,158	284,146
Leasehold improvements	88,956	88,549
Machinery and equipment	131,574	128,008
Computer equipment and software	264,450	258,981
Furniture and fixtures	33,664	33,565
Equipment provided under operating leases	223,653	214,109
Construction-in-progress	18,878	22,923
Property, plant, and equipment, gross	1,087,357	1,072,322
Less: accumulated depreciation	(553,651)	(537,941)
Property, plant, and equipment, net	$533,706	$534,381

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
The lease term of operating leases vary from less than a year to 10 years. We have leases that include one or more options to extend the lease term for up to 5 years as well as options to terminate the lease within one year. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.
The components of lease expense were as follows (in thousands):

	Fiscal Quarter Ended
	December 31, 2021	December 25, 2020
Lease cost
Operating lease cost	$4,639	$4,794
Variable lease cost	356	91
Total lease cost	$4,995	$4,885
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Quarter Ended
	December 31, 2021	December 25, 2020
Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$4,694	$4,921
Right-of-use assets obtained in exchange for operating lease obligations	122	836
Supplemental balance sheet information related to leases was as follows:

	December 31, 2021	September 24, 2021
Operating Leases
Weighted-average remaining lease term	5.7 years	5.8 years
Weighted-average discount rate	3.1%	3.1%

The following table presents the maturity analysis of lease liabilities (in thousands):

December 31, 2021
Operating Leases
Remainder of Fiscal 2022	$12,772
Fiscal 2023	15,859
Fiscal 2024	13,439
Fiscal 2025	9,506
Fiscal 2026	5,974
Thereafter	17,043
Total undiscounted lease payments	74,593
Less: imputed interest	(6,666)
Total lease liabilities	$67,927
As Lessor
As a lessor, we lease our Dolby Cinema product solution to exhibitors and Dolby Voice equipment to cloud conferencing service providers. The terms of these leases vary from 4 to 10 years. Lease components consist of fixed payments and/or variable lease payments based on contracted percentages of revenue. Generally, leases do not grant any right to the lessee to purchase the underlying asset at the end of the lease term. Dolby Cinema lease arrangements have options to extend the lease term at expiration by increments ranging from 1 to 5 years.
Assets provided under an operating lease are carried at cost within property, plant and equipment, net on the condensed consolidated balance sheets, and depreciated over the useful life of the asset using the straight-line method. Fixed operating lease payments are recognized on a straight-line basis over the lease term to revenue. Variable lease payments received under our Dolby Cinema operating leases are computed as shares of lessees' box office revenue and recognized to revenue in the period that box office sales occur. Lease incentive payments we make to lessees are amortized as a reduction in revenue over the lease term. The components of lease income were as follows (in millions):

	Fiscal Quarter Ended
	December 31, 2021	December 25, 2020
Operating Lease Income
Variable operating lease income/(loss)	$8.1	$(0.5)
Fixed operating lease income	0.9	1.1
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $0.8 million and $0.8 million as of December 31, 2021 and September 24, 2021, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease. We also recognize variable lease payments, if any, which are not material and not included in the net investment in the lease.
The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	December 31, 2021
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2022	$85	$1,595
Fiscal 2023	783	1,595
Fiscal 2024	803	795
Fiscal 2025	824	395
Fiscal 2026	731	395
Thereafter	—	—
Total undiscounted cash flows	$3,226	4,775
Less: present value of lease payments (recognized as lease receivables)		(3,883)
Difference		$892

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 24, 2021	$340,694
Translation adjustments	(797)
Balance at December 31, 2021	$339,897
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, customer relationships and contracts, and trademarks. Intangible assets subject to amortization consisted of the following (in thousands):

	December 31, 2021			September 24, 2021
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$354,197	$(240,438)	$113,759	$343,280	$(233,789)	$109,491
Customer relationships	65,822	(53,927)	11,895	65,822	(52,730)	13,092
Other intangible assets	22,956	(22,806)	150	22,972	(22,665)	307
Total	$442,975	$(317,171)	$125,804	$432,074	$(309,184)	$122,890
During the first quarter of fiscal 2022, we purchased various patents for purchase consideration of $11.4 million and upon acquisition, these intangible assets had a weighted-average useful life of 16.0 years. These intangible assets facilitate our R&D efforts, technologies, and potential product offerings.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our condensed consolidated statements of operations. Amortization expense was $8.0 million and $7.3 million in the first quarter of fiscal 2022 and 2021, respectively. As of December 31, 2021, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2022	$21,146
2023	24,910
2024	22,838
2025	7,768
2026	6,877
Thereafter	42,265
Total	$125,804

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We have issued stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of December 31, 2021, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of December 31, 2021, we had 65,627,314 shares of Class A common stock and 36,086,629 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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

The following table summarizes information about PSOs granted to our executive officers that have vested:

Grant Date	Aggregate Shares Granted at Target Award	Aggregate Shares Exercisable at Vest Date (1)	Percentage Vested of Target Award	Vested Date
December 15, 2015	419,623	334,623	125%	December 2018
December 15, 2016	276,199	240,539	95%	December 2019
December 15, 2017	264,000	253,440	96%	December 2020
December 15, 2018	241,100	158,700	75%	December 2021
(1)Aggregate shares exercisable at vest date does not include any shares that were cancelled before the vest date after they were granted.
As of December 31, 2021, an aggregate of 484,129 shares of PSOs were exercisable and outstanding.
The following table summarizes information about stock options issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 25, 2021	4,577	$59.18
Grants	300	91.46
Exercises	(291)	45.14
Forfeitures and cancellations	(72)	75.12
Options outstanding at December 31, 2021	4,514	61.95	5.82	$147,956
Options vested and expected to vest at December 31, 2021	4,319	61.28	5.73	146,852
Options exercisable at December 31, 2021	3,179	$55.63	4.76	$125,879
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on December 31, 2021 of $95.22 and excludes the impact of options that were not in-the-money.
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
On December 15, 2021, we granted PSUs to our executive officers vesting for an aggregate of 60,301 shares at the target amount, which would vest at 120,602 shares at 200% of the target award amount. On December 15, 2020, we granted PSUs to our executive officers vesting for an aggregate of 66,138 shares at the target amount, which would vest at 132,276 shares at 200% of the target award amount. On December 16, 2019, we granted PSUs to our executive officers vesting for an aggregate of 62,000 shares at the target award amount, which would vest at 124,000 shares at 200% of the target award amount. As of December 31, 2021, PSUs that would vest for an aggregate of 162,846 shares at the target award amount (325,692 shares at 200% of the target award amount) were outstanding.

The following table summarizes information about RSUs issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 24, 2021	3,335	$77.46
Granted	1,368	89.64
Vested	(999)	71.31
Forfeitures	(82)	77.64
Non-vested at December 31, 2021	3,622	$83.75
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended
	December 31, 2021	December 25, 2020
Expected term (in years)	4.78	4.88
Risk-free interest rate	1.2%	0.4%
Expected stock price volatility	28.6%	28.7%
Dividend yield	1.1%	1.1%
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
The following two tables separately present stock-based compensation expense both by award type and classification in our condensed consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended
	December 31, 2021	December 25, 2020
Compensation expense
Stock options	$3,305	$4,486
Restricted stock units	27,720	20,393
Employee stock purchase plan	1,631	1,434
Total stock-based compensation	32,656	26,313
Estimated benefit from income taxes	(5,119)	(4,212)
Total stock-based compensation, net of tax	$27,537	$22,101
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended
	December 31, 2021	December 25, 2020
Compensation expense
Cost of products and services	$590	$634
Research and development	10,102	7,933
Sales and marketing	12,248	9,796
General and administrative	9,716	7,950
Total stock-based compensation expense	32,656	26,313
Estimated benefit from income taxes	(5,119)	(4,212)
Total stock-based compensation, net of tax	$27,537	$22,101
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in the first quarter of fiscal 2022 and first quarter of fiscal 2021.

Unrecognized Compensation Expense.    As of December 31, 2021, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $18.7 million, which is expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2021, total unrecognized compensation expense associated with RSUs expected to vest was approximately $245.5 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of December 31, 2021 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Fiscal 2021: July 2021	350,000
Total	$2,350,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of December 31, 2021, the remaining authorization to purchase additional shares was approximately $255.8 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2022:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 31, 2021	408,508	$35,573	$87.08
Total	408,508	$35,573
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2022:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Estimated Dividend Payment (1)
Q1 - Quarter ended December 31, 2021	February 3, 2022	February 16, 2022	February 23, 2022	$0.25	$25.4 million
(1)The dividend payment amount is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

10. Accumulated Other Comprehensive Loss
Other comprehensive income/loss consists of three components: unrealized gains or losses on our AFS marketable investment securities, gains and losses on derivatives in cash flow hedge relationships not yet recognized in earnings, and the gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies. Until realized and reported as a component of net income, these comprehensive income items accumulate and are included within accumulated other comprehensive loss, a subsection within stockholders’ equity in our condensed consolidated balance sheets. Unrealized gains and losses on our investment securities are reclassified from AOCI into earnings when realized upon sale and are determined based on specific identification of securities sold. Unrealized gains and losses on our cash flow hedges are reclassified from AOCI into earnings when the hedged operating expenses are recognized which is also when the gains and losses are realized.
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended December 31, 2021
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$220	$(122)	$(10,128)	$(10,030)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	(962)	453	—	(509)
Foreign currency translation losses (1)	—	—	(1,190)	(1,190)
Income tax effect - expense	—	(49)	(34)	(83)
Net of tax	(962)	404	(1,224)	(1,782)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (1)	462	(185)	—	277
Income tax effect - benefit/(expense) (2)	(4)	18	—	14
Net of tax	458	(167)	—	291
Net current-period other comprehensive income/(loss)	(504)	237	(1,224)	(1,491)
Ending Balance	$(284)	$115	$(11,352)	$(11,521)

	Fiscal Quarter Ended December 25, 2020
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$818	$3,969	$(15,381)	$(10,594)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	(184)	1,064	—	880
Foreign currency translation gains (1)	—	—	8,477	8,477
Income tax effect - benefit/(expense)	4	(51)	(472)	(519)
Net of tax	(180)	1,013	8,005	8,838
Amounts reclassified from AOCI into earnings:
Realized gains (1)	17	1,372	—	1,389
Income tax effect - expense (2)	(2)	(239)	—	(241)
Net of tax	15	1,133	—	1,148
Net current-period other comprehensive income/(loss)	(165)	2,146	8,005	9,986
Ending Balance	$653	$6,115	$(7,376)	$(608)
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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended
	December 31, 2021	December 25, 2020
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$80,014	$135,198

Denominator:
Weighted-average shares outstanding—basic	101,230	100,716
Potential common shares from options to purchase common stock	1,348	1,767
Potential common shares from restricted stock units	1,201	1,309
Potential common shares from employee stock purchase plan	22	84
Weighted-average shares outstanding—diluted	103,801	103,876

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.79	$1.34
Diluted	$0.77	$1.30

Antidilutive awards excluded from calculation:
Stock options	413	39
Restricted stock units	203	162
Employee stock purchase plan	15	1

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future liabilities. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefits
As of December 31, 2021, the total amount of gross unrecognized tax benefits was $68.3 million, of which $44.2 million, if recognized, would reduce our effective tax rate. As of September 24, 2021, the total amount of gross unrecognized tax benefits was $66.1 million, of which $43.6 million, if recognized, would reduce our effective tax rate. The first quarter fiscal 2022 increase was primarily due to current year reserves for transfer pricing and interest accruals. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our condensed consolidated balance sheets.
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the first quarter of fiscal 2022 was 12.5% or a tax expense of $11.4 million and our effective tax rate in the first quarter of fiscal 2021 was 14.5% or a tax expense of $24.3 million. The decrease in our effective tax rate was primarily due to the mix of earnings favoring jurisdictions with lower tax rates and tax benefits related to settlement of stock-based awards.
Compared to the Federal statutory rate of 21%, our effective tax rate for the first quarter of fiscal 2022 was lower primarily due to the mix of earnings favoring jurisdictions with lower tax rates and tax benefits related to stock-based compensation.

13. Restructuring
Restructuring charges recorded in our condensed consolidated statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.
Fiscal 2021 Restructuring Events.    In fiscal 2021, we implemented a plan to reduce certain activities, such as exiting our conferencing hardware business, in order to focus our efforts on higher priority investment areas, and reduce the cost structure of our manufacturing operations. As a result, we recorded $9.5 million in restructuring costs in fiscal 2021. The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs	Total
Balance at September 25, 2020	$—	$—	$—
Restructuring charges	9,522	718	10,240
Cash payments and adjustments	(9,359)	(714)	(10,073)
Balance at September 24, 2021	$163	$4	$167
Restructuring credits	—	(95)	(95)
Cash payments and adjustments	—	91	91
Balance at December 31, 2021	$163	$—	$163
The activities during fiscal 2021 also reflect the impact of our early exit of a leased facility and related strategic reorganization of our marketing function as a part of the fiscal 2019 restructuring plan.
Accruals for restructuring charges incurred for the restructuring plan described above are included within accrued liabilities in our condensed consolidated balance sheets, while restructuring charges are included within restructuring charges in our condensed consolidated statements of operations.

14. Legal Matters
We are involved in various legal proceedings that occasionally arise in the normal course of business. These can include claims of alleged infringement of IP rights, commercial, employment, and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period, including as a result of required changes to our licensing terms, monetary penalties, and other potential consequences. However, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, any such amounts are either immaterial, or it is not feasible to provide an estimate of any such potential losses.

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of December 31, 2021 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
Naming rights	$7,907	$12,474	$12,794	$13,126	$13,472	$52,850	$112,623
Purchase obligations	16,685	2,630	979	—	—	—	20,294
Donation commitments	3,116	244	44	44	44	71	3,563
Total	$27,708	$15,348	$13,817	$13,170	$13,516	$52,921	$136,480
Naming Rights.    We have entered into agreements for naming rights of certain facilities, most significantly for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. The term of this agreement is 20 years, over which we will make payments on a semi-annual basis until fiscal 2032. Our ongoing annual payment obligations are conditioned in part on the Academy Awards being held and broadcast from the Dolby Theatre. Our payment obligations may be suspended or reduced in certain circumstances, including the protracted closure of the Dolby Theatre.
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
On August 7, 2019, Intertrust Technologies filed complaints against each of our customers AMC Entertainment Holdings, Inc., Cinemark Holdings, Inc., and Regal Entertainment Group in the U.S. District Court for the Eastern District of Texas (the “Litigation”), alleging that the use of certain cinema products, which were supplied under commercial agreements that we acquired in an acquisition in 2014, infringed various Intertrust patents, and seeking damages based on the revenues of the defendants. We are currently cooperating with some of these customers in defense of these claims, which we believe are without merit.

Some exhibitors have asserted that we are obligated to defend and indemnify these parties under the agreements. While we do not consider a loss to be probable at this time, we do consider there to be a reasonable possibility that we may incur a loss. Any potential loss depends both on the outcome of the Litigation (to which we are not a party) as well as our success in defending our assertion that no indemnification applies. As such, an estimate of any loss or range of losses cannot currently be determined. While we believe that we have meritorious defenses in connection with this matter and will defend it vigorously, we cannot predict its outcome.
16. Subsequent Event
Acquisition of Millicast. On January 31, 2022, we acquired all outstanding interests of Millicast, Inc. ("Millicast"), a privately held company, for approximately $39 million in cash. Millicast is a WebRTC-based real-time content delivery network for large-scale live streaming applications, with sub-second latency. Following the acquisition, Millicast is expected to enable developers to take the interactive events they build with Dolby.io, and stream them from the presenter to large audiences. We are in the process of allocating the purchase price to the acquired assets and liabilities based upon their estimated fair values as of the closing date of the acquisition.
Share Repurchase Program.    On February 3, 2022, we announced that our Board of Directors approved increasing the size of our stock repurchase program by $250 million, bringing the amount available for future repurchases of our Class A Common Stock to approximately $506 million. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that are subject to risks and uncertainties, including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; the effect of COVID-19 on our business; market growth opportunities and trends; our ability to maintain key partnership relationships; our plans, strategies and expected opportunities; future competition; our stock repurchase plan; and our dividend policy. Use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or similar expressions indicates a forward-looking statement. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including but not limited to the risks set forth in Part II, Item 1A, "Risk Factors." Such forward-looking statements are based on management's reasonable and current assumptions and expectations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We disclaim any duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.
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
OVERVIEW
Dolby Laboratories creates audio and imaging technologies that transform entertainment and communications for content playback in movies, TV, music, and gaming. Founded in 1965, our strengths stem from expertise in analog and digital signal processing and digital compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multiple offerings that enable more immersive sound for cinema, DTV transmissions and devices, mobile devices, OTT video and music services, and home entertainment devices. Today, we derive the majority of our revenue from licensing our audio technologies. We also derive revenue from licensing our consumer imaging and communication technologies, as well as audio and imaging technologies for premium cinema offerings in collaboration with exhibitors. In addition, we provide products and services for a variety of applications in the cinema and broadcast markets, and offer audio and video APIs through our developer platform, Dolby.io.
COVID-19
Please refer to the Executive Summary section of Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning the continuing effect of COVID-19 on our business.
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
REVENUE GENERATION
We have active licensing arrangements with over 500 electronics product OEMs and software developers. As of December 31, 2021, we had approximately 16,200 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,500 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
Licensing
We license our technologies to a range of customers who incorporate them into their products for enhanced audio and imaging functionality for content playback in movies, TV, music, and gaming. Our key technologies are summarized in the table below. As it relates to AAC, HE-AAC, AVC, and HEVC, we jointly participate in patent licensing programs with other patent owners.

Technology	Description
AAC & HE-AAC	An advanced digital audio codec solution with higher bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby® AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos®	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos provides an immersive experience that can be provided via multiple Dolby audio coding technologies.
Dolby Digital®	A digital audio coding technology that provides multichannel sound to a variety of media applications.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision®	An imaging technology combining high dynamic range and dynamic metadata to deliver ultra vivid colors, sharper contrasts, and richer details for cinema and a wide range of media devices.
Dolby Voice®	An audio communications technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of our licensing business and revenue for all periods presented:

	Fiscal Quarter Ended
Market	December 31, 2021	December 25, 2020	Main Offerings Incorporating Our Technologies
Broadcast	37%	37%	Televisions and STBs
Mobile	23%	28%	Smartphones and Tablets
CE	17%	14%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	10%	9%	Windows and macOS operating systems
Other	13%	12%	Gaming consoles, Auto DVD, and Dolby Cinema
Total	100%	100%
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
We also offer a developer platform, Dolby.io, that enables developers access to our technologies through APIs. These offerings currently include audio and video APIs for building high-quality communications, media, and streaming solutions. Over time, we intend to significantly expand the amount and types of content that can be enhanced through our technologies and capabilities.

Key products from which we generate products revenue are summarized in the table below:

Product		Description
Cinema	Cinema Imaging Products	Digital Cinema Servers used to load, store, decrypt, decode, watermark, and playback digital film files for presentation on digital cinema projectors and software used to encrypt, encode, and package digital media files for distribution.
	Cinema Audio Products	Cinema Processors, amplifiers, and loudspeakers used to decode, render, and optimally playback digital cinema soundtracks including those using Dolby Atmos.
Other	Other Products	3-D glasses and kits, broadcast hardware and software used to encode, transmit, and decode multiple channels of high-quality audio for DTV and HDTV distribution, monitors, accessibility solutions for hearing and visually impaired consumers, and Dolby.io.
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

EXECUTIVE SUMMARY
COVID-19
The COVID-19 pandemic triggered worldwide shutdowns, supply chain constraints, and other disruptions which in turn have negatively affected the global economy, including consumer purchasing activity. It is unclear how demand for consumer products that include our technologies may change in response to the ongoing pandemic. The issues and circumstances relating to COVID-19 continue to change and are difficult to predict. We continue to monitor the evolving situation and the impact on our business.
The outbreak of COVID-19 has also affected many of our partners, resulting in the disruption of consumer products' supply chains, shortages of certain semiconductor components, and delays in shipments, product development, and product launches. Consumer demand for products that include our technologies may continue to be negatively impacted due to economic uncertainty resulting from COVID-19. These factors have impacted revenue pertaining to royalties on consumer devices and may cause delays in the adoption of our technologies by partners. Further, we may be negatively impacted by delays in transaction cycles and our recoveries efforts due to ongoing global restrictions related to the pandemic.
The cinema market has been adversely impacted by COVID-19 social distancing mandates. At various times, our exhibition partners and customers have had to either partially or fully discontinue operations. This has resulted in a significant reduction in box office receipts at Dolby Cinema sites and lower demand for our cinema products and services. While box office receipts have improved in the first quarter of fiscal 2022, it remains uncertain when and where the cinemas will be able to operate at full capacity. Most cinema locations have been permitted to resume operations, but many such locations are operating under restricted capacity.
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
We expect COVID-19 will continue to have an impact for the foreseeable future, with varying degrees of impact depending on geographic location. The degree of impact on our business will depend on several factors, such as the full duration and the extent of the pandemic, the spread of variants of SARS-CoV-2, the actions taken by governments, businesses and consumers in response to the pandemic, and the rate and extent of vaccine distributions to the general population, all of which continue to evolve and remain uncertain at this time.
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
LICENSING
The majority of our licensing revenue is derived from the licensing of audio and imaging technologies for premium entertainment playback. Our audio technologies are primarily comprised of DD+, Dolby Atmos, AC-4, and our AAC and HE-AAC technologies. Our imaging technologies are primarily comprised of Dolby Vision and our AVC and HEVC technologies. Licensing revenue is primarily driven by the adoption of our technologies on devices and the number of devices shipped by licensees. DD+, AC-4, and our AAC and HE-AAC audio patents (collectively, our "foundational audio technologies") have broad penetration across a diverse set of devices and end markets. Our revenue from these technologies is primarily driven by device shipments from licensees, and as such, is impacted by consumer spending. Other factors, such as global supply constraints or device lifecycles, may also impact revenue from these technologies. In the future, we expect our foundational audio technologies revenue to generally reflect market trends in device shipments. The remaining portion of our licensing revenue includes offerings such as Dolby Vision, Dolby Atmos, our imaging patents, and Dolby Cinema. These offerings have not been in the market as long as our foundational audio technologies, thus revenue growth is primarily driven by increased adoption and the addition of new licensees.
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
Major streaming partners and services such as Netflix, Disney+, Apple TV+, Amazon, HBO Max, and Paramount+ continue to enable more content in Dolby Vision and Dolby Atmos. These streaming services launch local content in Dolby formats internationally. As we see an increase in new local content, we increase our value proposition for adoption of Dolby Vision and Dolby Atmos across devices such as TVs, mobile, PCs, and CE.
We have also enabled a broader range of content, such as music, gaming, and user-generated content. In the first quarter of fiscal 2022, Xbox's highly anticipated Halo Infinite release supports both Dolby Vision and Dolby Atmos. Also, subsequent to the first quarter of fiscal 2022, the Honor of Kings Challenger Cup Finals was recently available in Dolby Atmos in Tencent Video and Bilibili. We believe enabling our technologies in these forms of content creates additional value for the adoption of Dolby within devices like mobile, PC, gaming consoles, and automotive.
The following are highlights from our first quarter of fiscal 2022 and key challenges related to audio and imaging licensing, by market.
Broadcast
Highlights: We have an established global presence with respect to our DD+ and HE-AAC audio technologies in broadcast services and devices. In recent years, we have expanded our offerings in the broadcast market through the introduction of newer technologies, including Dolby Atmos and AC-4, Dolby Vision, as well as AVC and HEVC imaging technologies which we license through patent pools.
We work with many TV OEMs and strategic partners to enable and promote Dolby Vision and Dolby Atmos experiences within their TV lineups. Many such partners have continued to expand their support of the combined Dolby Vision and Dolby Atmos experience. In the first quarter of fiscal 2022, Best Buy began supporting Dolby Vision in their Pioneer TVs. Additionally, at CES in January 2022, Samsung announced their adoption of Dolby Atmos in their TVs for the first time, and Sony, Panasonic, and TCL announced new TV models supporting Dolby Vision and Dolby Atmos. Also at CES, LG unveiled their latest TV lineup with Dolby Vision and Dolby Atmos, and was the first to announce support for Dolby Vision IQ with Precision Detail, and Hisense launched their laser TV projector with Dolby Vision and Dolby Atmos.
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
The breadth of mobile devices supporting Dolby technologies continues to increase globally. In the first quarter of fiscal 2022, Xiaomi launched their new flagship smartphones that support Dolby Vision and Dolby Atmos, and Motorola released their Edge smartphones supporting Dolby Atmos. In addition, new tablet devices from Lenovo and ASUS support Dolby Vision and Dolby Atmos.
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
We continue to focus on expanding the availability of Dolby technologies to new devices. In the first quarter of fiscal 2022, Samsung announced their 2022 soundbar lineup that includes wireless Dolby Atmos connectivity, and Hisense launched a new soundbar that supports Dolby Atmos.
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
Personal Computers
Highlights: DD+ continues to enhance audio playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment. A number of PCs from partners such as Apple, Lenovo, Dell, Samsung, and ASUS also support Dolby Vision and/or Dolby Atmos, with continued expansion of applications through music, streaming, and gaming. In the first quarter of fiscal 2022, Dell announced support for Dolby Vision and Dolby Atmos across their latest Alienware lineup and Lenovo previewed their newly designed ThinkPad laptops, which feature Dolby Vision, Dolby Atmos Speaker System, and Dolby Voice. Also, ASUS announced their Vivobook and latest gaming laptops featuring Dolby Vision and Dolby Atmos.
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
Other Markets
Highlights: DD+ is incorporated in the Xbox and PlayStation gaming consoles that support gaming content and streaming for movie and television content. The most recently launched Xbox gaming console supports Dolby Vision and Dolby Atmos for streaming and gaming content. At CES in January 2022, Alienware revealed their new gaming headset featuring Dolby Atmos.
We also generate revenue from the automotive industry primarily through disc playback devices as well as other elements of the entertainment system. In addition, we expect to generate revenue in the future from enabling the playback of Dolby Atmos music. In the first quarter of fiscal 2022, NIO, a Chinese electric vehicle company, announced that their new ET5 model will support Dolby Atmos.
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
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with six new sites opened in the first quarter of fiscal 2022, in the U.S. and internationally. As of the end of the first quarter of fiscal 2022, over 95% of our Dolby Cinema sites are open, subject to capacity restrictions per local regulations. The breadth of motion pictures for Dolby Cinema continues to grow with over 400 theatrical titles in Dolby Vision and Dolby Atmos having been announced or released from all of the major studios, as compared to over 375 theatrical titles as of the end of fiscal 2021.
Key Challenges: Although the premium large format market for the cinema industry has been growing, Dolby Cinema competes with other existing offerings. Our success depends on our partners and their success, and our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering will be tied to global box office performance generally. COVID-19 has had a significant effect on theatrical exhibition, which could impact the financial viability of our key partners. The response to COVID-19 including the closure of cinemas and government-imposed social-distancing restrictions has had a negative impact on our cinema-related revenue and consumer demand, although consumer demand for the cinema has improved recently. Further, certain studios have delayed the release of a number of new movie titles and/or are shifting towards a direct-to-streaming model, which as a result, has negatively impacted the rate of new Dolby Cinema content. It is uncertain whether consumer demand for the cinema will return to previous levels.
PRODUCTS AND SERVICES
A majority of our products and services revenue is derived from the sale of audio and imaging products for the cinema, television, broadcast, communication, and entertainment industries. Revenue from our developer platform, Dolby.io, is also included in products and services.
Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers and audio processors to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of the first quarter of fiscal 2022, there are over 6,500 Dolby Atmos screens installed or committed and over 2,100 Dolby Atmos theatrical titles have been announced or released.
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
Additionally, the effects of COVID-19 such as the closure of cinemas and social distancing requirements have had a negative impact on demand for cinema products and services. As demand begins to recover, supply chain constraints may impact our ability to provide products to our customers. COVID-19 has also negatively impacted the financial health of our cinema customers and partners. We continue to closely monitor the ongoing impact of these conditions.
Developer Platform Services
Highlights: We are focused on bringing our expertise in media and communications to a broader range of content and digital experiences. For example, we are increasing our engagement with new customers across different industries through our developer platform, Dolby.io, that enables developers to access our technologies through APIs. The current offerings include audio and video APIs for building high-quality communications, media, and streaming solutions.
Following the initial launch of Dolby.io in fiscal 2020, we have seen growing use cases for the platform, such as for entertainment, social audio, online education, gaming, and content production. For example, in the first quarter of fiscal 2022, we introduced the Spatial Audio feature with Spatial Placement capability, which will enable developers and businesses to build more realistic listening experiences into their apps and services.
Key Challenges: Dolby.io is an early stage business, and it is uncertain when and if it will be a material revenue driver for the Company. Our success in this market will depend on the number of developers we are able to attract and maintain, the volume of usage of the service, and our ability to monetize our services. In addition, the development and maintenance needed to provide a reliable and scalable platform may require us to internally develop new skills for our current employees or hire external specialized talent. Although the market for online experiences has been growing, Dolby's API technologies compete with other offerings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the critical accounting policies from those included in our fiscal 2021 Annual Report on Form 10-K filed with the SEC, as per Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included therein.
RESULTS OF OPERATIONS
For each line item included on our interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the condensed consolidated financial statements for the quarters ended December 31, 2021 and December 25, 2020. Note that adjustments related to previously under-reported sales-based royalties as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Quarter Ended		Change
Licensing	December 31, 2021	December 25, 2020	$	%
Revenue	$332,284	$373,005	$(40,721)	(11)%
Percentage of total revenue	94%	96%
Cost of licensing	14,935	12,946	1,989	15%
Gross margin	317,349	360,059	(42,710)	(12)%
Gross margin percentage	96%	97%

	Fiscal Quarter Ended
Licensing Revenue By Market	December 31, 2021		December 25, 2020
Broadcast	$121,633	37%	$139,300	37%
Mobile	74,920	23%	105,623	28%
CE	57,573	17%	51,921	14%
PC	34,777	10%	32,735	9%
Other	43,381	13%	43,426	12%
Total licensing revenue	$332,284	100%	$373,005	100%

Q1 2022 vs. Q1 2021

Factor	Licensing Revenue		Gross Margin
Mobile	â	Lower revenue due to lower recoveries and timing of revenue under contracts, partially offset by new licensees in our imaging patent programs	ßà	Lower gross margin due to lower revenue
Broadcast	â	Lower revenue due to timing of revenue, the large true-up in the prior year and lower recoveries, partially offset by higher adoption of Dolby Atmos and Dolby Vision in TVs, and new imaging patent licensees
CE	á
Higher revenue from increased shipments of DMAs and soundbars, higher revenue from Dolby Atmos and Dolby Vision across devices, along with higher recoveries, partially offset by the large true-up in the prior year

PC	á	Higher revenue due to new licensees in our imaging patent programs and increased adoption of Dolby Vision
Other	â	Lower gaming units sold and lower audio patent revenue, offset by higher revenues from Dolby Cinema due to increased movie theater attendance
Products and Services
Products revenue is generated from the sale of audio and voice products for the cinema and television broadcast markets. Also included in products revenue are amounts relating to certain Dolby Cinema arrangements that are considered sales-type leases that involve fixed or minimum fees. Cost of products includes materials, labor, manufacturing overhead, amortization of certain intangible assets, and certain third party royalty obligations.
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

	Fiscal Quarter Ended		Change
Products and Services	December 31, 2021	December 25, 2020	$	%
Revenue	$19,349	$16,869	$2,480	15%
Percentage of total revenue	6%	4%
Cost of products and services	17,774	22,358	(4,584)	(21)%
Gross margin	1,575	(5,489)	7,064	(129)%
Gross margin percentage	8%	(33)%
Q1 2022 vs. Q1 2021

Factor	Products and Services Revenue		Gross Margin
Products	ßà	No significant fluctuations	á	Higher gross margin primarily due to lower excess and obsolescence charges, from exiting our conference hardware business in the prior year, and higher absorption of manufacturing overhead, due to increased product sales
Services	á	Higher revenue primarily due to higher adoption of our technologies and higher Dolby Cinema revenue	á	Higher gross margin primarily due to higher services revenue
Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change
	December 31, 2021	December 25, 2020	$	%
Research and development	$68,824	$63,772	$5,052	8%
Percentage of total revenue	20%	16%

Q1 2022 vs. Q1 2021

Category	Key Drivers
Stock-based Compensation	á	Higher costs of $2.2 million primarily due to increased fair value of RSUs
Compensation & Benefits	á	Higher costs of $3.2 million for higher salaries expense primarily due to increased headcount and the extra week in the current fiscal year, partially offset by lower costs of $2.2 million due to lower incentive compensation
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

	Fiscal Quarter Ended		Change
	December 31, 2021	December 25, 2020	$	%
Sales and marketing	$97,170	$75,445	$21,725	29%
Percentage of total revenue	28%	19%
Q1 2022 vs. Q1 2021

Category	Key Drivers
Marketing Programs	á	Higher costs of $10.8 million primarily due to marketing efforts for growth initiatives and branding activities
Compensation & Benefits	á	Higher costs of $4.2 million for higher salaries expense primarily due to increased headcount, higher incentive compensation, and the extra week in the current fiscal year
Stock-based Compensation	á	Higher costs of $2.5 million primarily due to increased fair value of RSUs
General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change
	December 31, 2021	December 25, 2020	$	%
General and administrative	$62,444	$54,454	$7,990	15%
Percentage of total revenue	18%	14%
Q1 2022 vs. Q1 2021

Category	Key Drivers
Credit Loss Expense	á	Higher costs of $3.0 million primarily due to collections of previously reserved amounts in the prior year that did not recur in the current year
Compensation & Benefits	á	Higher costs of $2.8 million for higher salaries expense primarily due to increased headcount and the extra week in the current fiscal year
Stock-based Compensation	á	Higher costs of $1.8 million primarily due to increased fair value of RSUs
Gain on Sale of Assets

	Fiscal Quarter Ended		Change
	December 31, 2021	December 25, 2020	$	%
Gain on sale of assets	$—	$(13,871)	$13,871	(100)%
Percentage of total revenue	—%	(4)%
Q1 2022 vs. Q1 2021
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
Restructuring Charges
Restructuring charges recorded as operating expenses in our condensed consolidated statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. The extent of our costs arising as a result of these actions, including fluctuations in related balances between fiscal periods, is based on the nature of activities under the various plans.

	Fiscal Quarter Ended		Change
	December 31, 2021	December 25, 2020	$	%
Restructuring charges/(credits)	$(95)	$10,023	$(10,118)	(101)%
Percentage of total revenue	—%	3%
Q1 2022 vs. Q1 2021
Restructuring charges were incurred during fiscal 2021 in relation to our fiscal 2021 plan to reduce certain activities, such as exiting our conferencing hardware business, in order to focus our efforts on higher priority investment areas, and reduce the cost structure of our manufacturing operations. For additional information on our Restructuring programs, see Note 13 "Restructuring" to our unaudited interim condensed consolidated financial statements.
Other Income/Expense
Other income/expense primarily consists of interest income earned on cash and investments and the net gains or losses from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change
	December 31, 2021	December 25, 2020	$	%
Other income	$861	$2,215	$(1,354)	(61)%
Percentage of total revenue	—%	1%
Q1 2022 vs. Q1 2021

Category	Key Drivers
Other Income	ßà	No significant fluctuations
Income Taxes
Our effective tax rate is based on our annual fiscal year results and is affected each period-end by several factors. These factors include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in our foreign jurisdictions, as well as discrete items such as changes to our unrecognized tax benefits that may occur in, but are not necessarily consistent between, periods. For additional information related to effective tax rates, see Note 12 “Income Taxes” to our unaudited interim condensed consolidated financial statements.

	Fiscal Quarter Ended
	December 31, 2021	December 25, 2020
Provision for income taxes	$(11,432)	$(24,272)
Effective tax rate	12.5%	14.5%
Q1 2022 vs. Q1 2021

Factor	Impact On Effective Tax Rate
Stock-based Compensation	â	Higher benefit of related to the settlement of stock-based awards.
Foreign Operations	â	Higher benefit from earned income in lower tax jurisdictions.

Net (Income)/Loss Attributable to Controlling Interest

	Fiscal Quarter Ended		Change
	December 31, 2021	December 25, 2020	$	%
Net (income)/loss attributable to controlling interest	$4	$(7,492)	$7,496	(100)%
Percentage of total revenue	—%	(2)%
Q1 2022 vs. Q1 2021
In the first quarter of fiscal 2021, we finalized the sale of a property, which included land and building, and as a result, we recognized a gain of $13.9 million from this transaction, which was recorded to gain on sale of assets on the unaudited interim condensed consolidated statements of operations. The property was 51% owned by the controlling interest, and therefore 51% of the gain on sale of assets has been attributed to the controlling interest.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
As of December 31, 2021, we had cash and cash equivalents of $1,056.7 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $201.6 million, which consisted primarily of corporate bonds, municipal debt securities, government bonds, commercial paper, U.S. agency securities, and certificates of deposit.
The following table presents selected financial information as of December 31, 2021 and September 24, 2021 (in thousands):

	December 31, 2021	September 24, 2021
Cash and cash equivalents	$1,056,686	$1,225,380
Short-term investments	80,618	38,839
Long-term investments	120,988	62,819
Accounts receivable, net	241,449	232,609
Accounts payable and accrued liabilities	244,951	280,507
Working capital	1,411,855	1,444,781
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
Shareholder Return
We have returned cash to stockholders through both repurchases of Class A common stock under our repurchase program initiated in fiscal 2010 and our quarterly dividend program initiated in fiscal 2015. Refer to Note 9 "Stockholders' Equity and Stock-Based Compensation" to our unaudited interim condensed consolidated financial statements for a summary of dividend payments made under the program during fiscal 2022 and additional information regarding our stock repurchase program.
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $2.1 billion of stock repurchases under the program.
Quarterly Dividend Program. During fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. For fiscal 2022, quarterly dividends of $0.25 per share were paid on our Class A and Class B common stock to eligible stockholders of record.

Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the condensed consolidated statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (in thousands).
Operating Activities

	Fiscal Quarter Ended
	December 31, 2021	December 25, 2020
Net cash provided by operating activities	$31,660	$82,160
Net cash provided by operating activities decreased $50.5 million in the fiscal quarter-to-date period ended December 31, 2021 as compared to the fiscal quarter-to-date period ended December 25, 2020, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	â	Lower revenue and higher S&M expenses
Gain on Sale of Assets	á	Non-cash adjustment to net income for gain recognized on the sale of property that was 51% owned by the controlling interest in fiscal 2021, that did not recur in fiscal 2022
Working Capital	â	Lower inflows due to decrease in accounts receivable, and decreased accounts payable and accrued liabilities
Investing Activities

	Fiscal Quarter Ended
	December 31, 2021	December 25, 2020
Net cash used in investing activities	$(126,111)	$(1,499)
Net cash used in investing activities was $124.6 million higher in the fiscal quarter-to-date period ended December 31, 2021 as compared to the fiscal quarter-to-date period ended December 25, 2020, primarily due to the following:

Factor	Impact On Cash Flows
Purchase of Investments	â	Higher outflows for the purchase of marketable investment securities, and other investments
Sale of Assets	â	Lower inflows for the sale of property in the prior year that was 51% owned by the controlling interest
Financing Activities

	Fiscal Quarter Ended
	December 31, 2021	December 25, 2020
Net cash used in financing activities	$(72,839)	$(46,340)
Net cash used in financing activities was $26.5 million higher in the fiscal quarter-to-date period ended December 31, 2021 as compared to the fiscal quarter-to-date period ended December 25, 2020, primarily due to the following:

Factor	Impact On Cash Flows
Common Stock Issuance	â	Lower inflows from employee stock option exercises
Distribution to Controlling Interest	á	Lower outflows for distributions to controlling interest due to the sale of property that was 51% owned by the controlling interest in fiscal 2021, that did not recur in fiscal 2022
Contractual Obligations and Commitments
Since the end of our most recent fiscal year ended September 24, 2021, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business. For additional details regarding our contractual obligations, see Note 7 "Leases" and Note 15 "Commitments and Contingencies" to our unaudited interim condensed consolidated financial statements.
In the first quarter of fiscal 2022, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of December 31, 2021, we had cash and cash equivalents of $1,056.7 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $201.6 million, which consisted primarily of corporate bonds, municipal debt securities, government bonds, commercial paper, U.S. agency securities, and certificates of deposit. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At December 31, 2021, the weighted-average credit quality of our investment portfolio was AA, with a weighted-average maturity of approximately ten months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of December 31, 2021, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $2.4 million and $1.2 million, respectively.
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
The pre-tax gain attributed to the effective portion of cash flow hedges recognized in AOCI was not material in the first quarter of fiscal 2022, and was $1.1 million in the first quarter of fiscal 2021. The pre-tax effective portion of the loss reclassified to the condensed consolidated statements of operations was not material in the first quarter of fiscal 2022, and the pre-tax effective portion of the gain reclassified was $1.4 million in the first quarter of fiscal 2021.
We also enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure and selected anticipated expenses. The contracts hedging receivables and payables are carried at fair value with changes in the fair value recorded to other income, net, in our condensed consolidated statements of operations. The contracts hedging foreign currency denominated operating expenses are carried at fair value with changes in the fair value recorded to other comprehensive income until the hedged expenses are reported in our condensed consolidated statements of operations. As of December 31, 2021 and September 24, 2021, the outstanding derivative instruments had maturities of equal to or less than 9 months, and the total notional amounts of outstanding contracts were $85.2 million and $51.0 million, respectively.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of December 31, 2021. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an decrease in the fair value of our financial instruments by $4.3 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $4.3 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ending December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
REVENUE GENERATION
COVID-19
COVID-19, including the spread of variants of SARS-CoV-2, has had and will continue to have an adverse impact on our operations and financial performance. COVID-19 continues to impact several of our partners and has resulted in disruption of the supply chain of consumer products and delays in shipments, product development and product launches. In addition, it is unclear how demand for consumer products that include our technologies may change in response to the ongoing pandemic. These factors have impacted revenue pertaining to customer-shipment royalties. Further, these factors have and may continue to result in delays in the release of new products or services that contain our technologies by partners and licensees. These factors may also result in delays in royalty reporting by partners and licensees, and in cases where a partner or licensee’s financial condition has significantly worsened, we may have difficulty collecting or be unable to collect amounts owed to us. We may also be negatively impacted by delays in transaction cycles and our recoveries efforts due to ongoing global restrictions related to the pandemic.
The cinema market has been, and we expect to continue to be, adversely impacted by COVID-19 social distancing recommendations. At various times, our exhibition partners and customers have had to either partially or fully discontinue operations. This has resulted, and we expect will continue to result, in a significant reduction in box office receipts at Dolby Cinema sites and lower demand for our cinema products and services. Most cinema locations have been permitted to resume operations, but many such locations are operating under restricted capacity.
Further, the spread of variants of SARS-CoV-2 may result in renewed social distancing mandates or shutdowns. The situation is continuing to evolve, and we cannot predict how or to what extent the cinema market, or other markets we target, may be impacted.
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
The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted with any certainty, including, but not limited to, the duration and extent of the pandemic, additional actions taken by governments, businesses and consumers in response to the pandemic, additional subsequent outbreaks and variant strains, and how quickly and to what extent normal economic and operating conditions can resume.
Even after COVID-19 has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that may occur. Specifically, difficult macroeconomic conditions, such as rising inflation, ongoing supply chain constraints, decreases in per capita income and levels of disposable income, increased rates of resignation or a decline in consumer confidence as a result of COVID-19, could have an adverse effect on our results of operations.
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
Further, consumers in certain markets are shifting away from subscription-based cable and satellite television providers toward streaming services, commonly referred to as "cord-cutting." While cable and satellite television often require a STB, today consumers can also access streaming media through smart TVs or DMA devices. As consumers trend toward canceling subscriptions to these traditional cable and satellite providers and turn to streaming media, we expect demand for STBs in certain regions to continue to decline. If we are unable to derive additional revenue from the smart TV and DMA markets to make up for decreases in our STB-related revenue, our financial results may be negatively impacted.
Mobile Industry Risks. Successful penetration of the mobile device market is important to our future growth. The mobile device market, particularly smartphones and tablets, is characterized by rapidly changing market conditions, frequent product introductions and intense competition based on features and price. Our technologies generally are not mandated as an industry standard for mobile devices. We must continually convince mobile device OEMs and end users of mobile devices of the value of our technologies. With shorter product lifecycles, it is easier for mobile device OEMs to add or remove our technologies from mobile devices than it is for TV OEMs and other hardware OEMs.
In order to increase the value of our technologies in the mobile market, we have worked with online and mobile media content service providers to encode their content with our technologies, which could affect OEM and software vendor demand for our decoding technologies. However, the online and mobile media content services markets are also characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent product and service introductions and short life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing or the removal of our technologies by these providers and may result in decreased revenue from our mobile market. Further, COVID-19 may adversely impact consumer demand for mobile devices, and may continue to adversely impact the ability of our partners to manufacture such devices, supply chain and distribution, timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products.
PC Industry Risks. Revenue from our PC market depends on several factors, including underlying PC unit shipment growth, the extent to which our technologies are included on computers, including through operating systems, the inclusion of optical disc drives or otherwise, and the terms of any royalties or other payments we receive. Further, we rely on a small number of partnerships with key participants in the PC market. If we are unable to maintain these key relationships, we may experience a decline in PCs incorporating our technologies. COVID-19 may also adversely impact consumer demand for PCs, and may continue to adversely impact PC manufacturing, supply chain and distribution, timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products.
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
Reliance on Semiconductor Manufacturers and Availability of Semiconductor Components. Our licensing revenue from system licensees depends in large part upon the availability of ICs that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer entertainment products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce, and then sell them to system licensees in accordance with their agreements. We do not control the IC manufacturers’ decisions on whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. Further, demand levels related to COVID-19 have resulted in ongoing shortages of semiconductor components and other key materials that may adversely impact the ability of our implementation and system licensees and customers to meet product demand in a timely fashion.
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
Inaccurate Licensee Royalty Reporting. We generate licensing revenue primarily from OEMs who license our technologies and incorporate those technologies into their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to report their shipments accurately. However, we have difficulty independently determining whether our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We are regularly involved in discussions with third party technology licensees regarding license terms. Most of our license agreements permit us to audit our licensees’ records, and we routinely exercise these rights, but audits are generally expensive, time-consuming, and potentially detrimental to our ongoing business relationships with our licensees. In the past, licensees have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalties by our licensees. We have been able to obtain certain recovery payments from licensees (either in the form of back payments or settlements), and such recoveries have become a recurring element of our business; however, we are unable to predict with certainty the revenue that we may recover in the future or our ability to continue to obtain such recoveries at all. Ongoing global restrictions related to COVID-19 may also cause delays in our recoveries efforts. Further, as COVID-19 continues to impact our licensees, it may result in delays in royalty reporting or payment by some of our licensees.
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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of December 31, 2021, we had approximately 16,200 issued patents in addition to approximately 4,100 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2045. If we are unable to expand on our patent portfolio or refresh our technology with new patented inventions, our revenue could decline.
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
In some instances, we have contractually agreed to provide indemnifications to licensees relating to our IP. Additionally, at times we have chosen to defend our licensees from third party IP infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future. See Note 15 "Commitments and Contingencies" to our unaudited interim condensed consolidated financial statements for a discussion of the Intertrust matter, the unfavorable resolution of which could adversely affect our operating results.
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
While we have taken a number of steps to protect our information technology systems (including physical access controls, encryption, security patches and authentication technologies), the number and sophistication of malicious attacks that companies have experienced has increased over the past few years. Measures we have undertaken to protect our information technology systems (including physical access controls, encryption, and authentication technologies) may be unsuccessful in deterring or repelling malicious actors. Moreover, system updates and security patches may suffer delayed implementation in endpoint devices during extended remote working circumstances. In addition, because techniques used by hackers (many of whom are highly sophisticated and well-funded) to access or sabotage networks and computer systems change frequently and often are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our response or the effectiveness of our response and impede our operations and ability to limit our exposure to third-party claims and other potential liability. Attacks on our systems are sometimes successful, and, in some instances, we might be unaware of an incident or its nature, magnitude and effects.
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
Pricing Pressures. The markets for the consumer entertainment products in which our technologies are incorporated are intensely competitive and price sensitive. We expect to face increased royalty pricing pressure for our technologies as we seek to drive the adoption of our technologies into online content and portable devices, such as tablets and smartphones. Retail prices for consumer entertainment products that include our sound technologies, such as DVD and Blu-ray players and home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, OEMs have sought to reduce their product costs, which can result in additional downward pressure on the licensing fees we charge. Further, Dolby.io faces significant pricing pressure from other developer platforms offering media and communication APIs that may be able to offer competing services at lower prices.
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

•Developers relying on media and communication APIs offered by Dolby.io; and
•Device manufacturers.
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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 65% and 74% of our revenue was derived outside of the U.S. in the fiscal quarter ended December 31, 2021 and December 25, 2020, respectively. We are subject to a number of risks related to conducting business internationally, including:

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
•Potential adverse changes in the political and/or economic stability of or conflicts within the regions in which we operate or in diplomatic relations between governments;
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
•Political or social instability in Europe and in Russia, the Middle East, North Africa, Latin America and other emerging markets;
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
In addition, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., has made changes to many long-standing transfer pricing and cross-border taxation rules. For example, the 2022 Dutch Tax Plan signed into law in December 2021 includes provisions that address unilateral measures against transfer pricing mismatches that could increase future tax liabilities of certain subsidiaries within our international structure. Further, the OECD, European Commission, EU Member States and other individual countries have made and could make additional competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. To the extent these actions take place in the countries that we operate, it is possible that these law changes and efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.
We are subject to the periodic examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, but an adverse decision by tax authorities exceeding our reserves could significantly impact our financial results.

STOCK-RELATED ISSUES
Controlling Stockholder. At December 31, 2021, the Dolby family and their affiliates owned 382,928 shares of our Class A common stock and 36,012,733 shares of our Class B common stock. As of December 31, 2021, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 84.5% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, $200.0 million, $200.0 million, $350.0 million, $350.0 million, and $350.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, October 23, 2014, January 25, 2017, July 25, 2018, July 31, 2019, and July 29, 2021 respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. For additional details on the increase announced on February 3, 2022, refer to Note 16 "Subsequent Event" to our unaudited interim condensed consolidated financial statements.
The following table provides information regarding our share repurchases made under the program during the first quarter of fiscal 2022:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share(1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases(2)
September 25, 2021 - October 29, 2021	—	$—	—	$291.3 million
October 30, 2021 - November 26, 2021	293,860	$87.88	293,860	$265.5 million
November 27, 2021 - December 31, 2021	114,648	$85.03	114,648	$255.8 million
Total	408,508		408,508
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith

10.1	Offer Letter dated September 23, 2021 by and between Robert Park and Dolby Laboratories, Inc.				X
10.2	Letter Agreement dated October 15, 2021 by and between Lewis Chew and Dolby Laboratories, Inc.				X
10.3	2022 Dolby Executive Bonus Plan	Form 8-K	001-32431	November 12, 2021
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
+    Furnished herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 3, 2022

DOLBY LABORATORIES, INC.
By:	/S/ ROBERT PARK
Robert Park
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)