Form 10-Q
period 2022-04-01
Dolby Laboratories, Inc.
filed 2022-05-05
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On April 29, 2022, the registrant had 64,807,955 shares of Class A common stock, par value $0.001 per share, and 36,086,629 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended April 1, 2022

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	April 1, 2022	September 24, 2021
ASSETS
Current assets:
Cash and cash equivalents	$900,393	$1,225,380
Restricted cash	8,445	7,652
Short-term investments	141,688	38,839
Accounts receivable, net of allowance for credit losses of $10,156 and $8,744	227,263	232,609
Contract assets, net of allowance for credit losses of $125 and $208	258,846	182,316
Inventories, net	16,623	10,965
Prepaid expenses and other current assets	68,312	62,737
Total current assets	1,621,570	1,760,498
Long-term investments	124,142	62,819
Property, plant and equipment, net	527,623	534,381
Operating lease right-of-use assets	58,934	67,128
Intangible assets, net	126,281	122,890
Goodwill	371,738	340,694
Deferred taxes	175,238	156,020
Other non-current assets	57,464	61,257
Total assets	$3,062,990	$3,105,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,373	$17,779
Accrued liabilities	228,545	262,728
Income taxes payable	3,519	1,334
Contract liabilities	22,109	18,473
Operating lease liabilities	15,413	15,403
Total current liabilities	280,959	315,717
Non-current contract liabilities	24,569	23,713
Non-current operating lease liabilities	48,191	56,715
Other non-current liabilities	104,083	105,310
Total liabilities	457,802	501,455

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 64,789,579 shares issued and outstanding at April 1, 2022 and 64,986,316 at September 24, 2021	58	59
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,086,629 shares issued and outstanding at April 1, 2022 and 36,086,779 at September 24, 2021	41	41
Retained earnings	2,615,354	2,607,909
Accumulated other comprehensive loss	(15,681)	(10,030)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,599,772	2,597,979
Controlling interest	5,416	6,253
Total stockholders’ equity	2,605,188	2,604,232
Total liabilities and stockholders’ equity	$3,062,990	$3,105,687
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	April 1, 2022	March 26, 2021	April 1, 2022	March 26, 2021
Revenue:
Licensing	$313,833	$303,585	$646,117	$676,590
Products and services	20,538	15,973	39,887	32,842
Total revenue	334,371	319,558	686,004	709,432

Cost of revenue:
Cost of licensing	16,672	16,060	31,607	29,006
Cost of products and services	18,843	16,318	36,617	38,676
Total cost of revenue	35,515	32,378	68,224	67,682

Gross margin	298,856	287,180	617,780	641,750

Operating expenses:
Research and development	67,421	65,808	136,245	129,580
Sales and marketing	84,230	78,046	181,400	153,491
General and administrative	98,693	59,398	161,137	113,852
Gain on sale of assets	—	—	—	(13,871)
Restructuring charges	5,162	741	5,067	10,764
Total operating expenses	255,506	203,993	483,849	393,816

Operating income	43,350	83,187	133,931	247,934

Other income/(expense):
Interest income	1,098	962	1,814	1,936
Interest expense	(87)	(167)	(171)	(252)
Other income/(expense), net	(910)	1,385	(681)	2,711
Total other income	101	2,180	962	4,395

Income before income taxes	43,451	85,367	134,893	252,329
Provision for income taxes	(6,932)	(9,022)	(18,364)	(33,294)
Net income including controlling interest	36,519	76,345	116,529	219,035
Less: net (income)/loss attributable to controlling interest	201	(128)	205	(7,620)
Net income attributable to Dolby Laboratories, Inc.	$36,720	$76,217	$116,734	$211,415

Net income per share:
Basic	$0.36	$0.75	$1.15	$2.09
Diluted	$0.36	$0.73	$1.13	$2.02
Weighted-average shares outstanding:
Basic	101,343	101,464	101,285	101,090
Diluted	102,707	104,581	103,477	104,414

Related party rent expense:
Included in operating expenses	$—	$(403)	$—	$(387)
Included in net income attributable to controlling interest	$71	$121	$142	$240

Cash dividend declared per common share	$0.25	$0.22	$0.50	$0.44
Cash dividend paid per common share	$0.25	$0.22	$0.50	$0.44
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	April 1, 2022	March 26, 2021	April 1, 2022	March 26, 2021
Net income including controlling interest	$36,519	$76,345	$116,529	$219,035
Other comprehensive income:
Currency translation adjustments gains/(losses), net of tax benefit/(expense) of $34 , ($35), $0, and ($507)	(485)	(766)	(1,756)	7,402
Unrealized losses on investments, net of tax benefit/(expense) of ($1), $44, ($5), and $46	(3,516)	(195)	(4,020)	(360)
Unrealized gains/(losses) on cash flow hedges, net of tax expense of ($49), ($40), ($80), and ($330)	(59)	(2,364)	178	(218)
Total other comprehensive income/(loss), net of tax	(4,060)	(3,325)	(5,598)	6,824

Total comprehensive income	32,459	73,020	110,931	225,859
Less: comprehensive (income)/loss attributable to controlling interest	101	(234)	152	(7,889)
Comprehensive income attributable to Dolby Laboratories, Inc.	$32,560	$72,786	$111,083	$217,970
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2021	$100	$—	$2,649,175	$(11,521)	$2,637,754	$4,767	$2,642,521
Net income		—	36,720	—	36,720	(201)	36,519
Other comprehensive income/(loss), net of tax	—	—	—	(4,160)	(4,160)	100	(4,060)
Stock-based compensation expense	—	27,699	—	—	27,699	—	27,699
Repurchase of common stock	(2)	(40,588)	(44,323)	—	(84,913)	—	(84,913)
Cash dividends declared and paid on common stock	—	—	(25,398)	—	(25,398)	—	(25,398)
Common stock issued under employee stock plans	1	13,689	—	—	13,690	—	13,690
Tax withholdings on vesting of restricted stock	—	(800)	—	—	(800)	—	(800)
Deconsolidation of subsidiary	—	—	(820)	—	(820)	750	(70)
Balance at April 1, 2022	$99	$—	$2,615,354	$(15,681)	$2,599,772	$5,416	$2,605,188

	Fiscal Year-To-Date Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at September 24, 2021	$100	$—	$2,607,909	$(10,030)	$2,597,979	$6,253	$2,604,232
Net income	—	—	116,734	—	116,734	(205)	116,529
Other comprehensive income/(loss), net of tax	—	—	—	(5,651)	(5,651)	53	(5,598)
Distributions to controlling interest	—	—	—	—	—	(1,435)	(1,435)
Stock-based compensation expense	—	60,355	—	—	60,355	—	60,355
Repurchase of common stock	(2)	(62,696)	(57,788)	—	(120,486)	—	(120,486)
Cash dividends declared and paid on common stock	—	—	(50,681)	—	(50,681)	—	(50,681)
Common stock issued under employee stock plans	1	35,061	—	—	35,062	—	35,062
Tax withholdings on vesting of restricted stock	—	(32,720)	—	—	(32,720)	—	(32,720)
Deconsolidation of subsidiary	—	—	(820)	—	(820)	750	(70)
Balance at April 1, 2022	$99	$—	$2,615,354	$(15,681)	$2,599,772	$5,416	$2,605,188

	Fiscal Quarter Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at December 25, 2020	$100	$—	$2,565,670	$(608)	$2,565,162	$6,055	$2,571,217
Net income	—	—	76,217	—	76,217	128	76,345
Other comprehensive income/(loss), net of tax	—	—	—	(3,431)	(3,431)	106	(3,325)
Stock-based compensation expense	—	24,413	—	—	24,413	—	24,413
Repurchase of common stock	(1)	(43,115)	(27,674)	—	(70,790)	—	(70,790)
Cash dividends declared and paid on common stock	—	—	(22,343)	—	(22,343)	—	(22,343)
Common stock issued under employee stock plans	—	19,834	—	—	19,834	—	19,834
Tax withholdings on vesting of restricted stock	1	(1,132)	—	—	(1,131)	—	(1,131)
Balance at March 26, 2021	$100	$—	$2,591,870	$(4,039)	$2,587,931	$6,289	$2,594,220

	Fiscal Year-To-Date Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at September 25, 2020	$99	$—	$2,443,138	$(10,594)	$2,432,643	$5,762	$2,438,405
Net income	—	—	211,415	—	211,415	7,620	219,035
Other comprehensive income, net of tax	—	—	—	6,555	6,555	269	6,824
Distributions to controlling interest	—	—	—	—	—	(7,362)	(7,362)
Stock-based compensation expense	—	50,726	—	—	50,726	—	50,726
Repurchase of common stock	(1)	(92,665)	(18,109)	—	(110,775)	—	(110,775)
Cash dividends declared and paid on common stock	—	—	(44,574)	—	(44,574)	—	(44,574)
Common stock issued under employee stock plans	2	71,155	—	—	71,157	—	71,157
Tax withholdings on vesting of restricted stock	—	(29,216)	—	—	(29,216)	—	(29,216)
Balance at March 26, 2021	$100	$—	$2,591,870	$(4,039)	$2,587,931	$6,289	$2,594,220

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	April 1, 2022	March 26, 2021
Operating activities:
Net income including controlling interest	$116,529	$219,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,832	47,399
Stock-based compensation	60,355	50,726
Amortization of operating lease right-of-use assets	7,953	8,538
Amortization of premium on investments	673	697
Provision for/(benefit from) credit losses	2,333	(65)
Deferred income taxes	(19,363)	(16,992)
Gain on sale of assets	—	(13,871)
Other non-cash items affecting net income	560	(1,847)
Changes in operating assets and liabilities:
Accounts receivable, net	3,498	(102,791)
Contract assets, net	(76,447)	(72,197)
Inventories	(5,045)	10,398
Operating lease right-of-use assets	(265)	(1,729)
Prepaid expenses and other assets	(1,683)	10,552
Accounts payable and accrued liabilities	(37,472)	26,926
Income taxes, net	5,117	9,982
Contract liabilities	4,364	3,589
Operating lease liabilities	(7,924)	(6,987)
Other non-current liabilities	(4,356)	(5,735)
Net cash provided by operating activities	94,659	165,628

Investing activities:
Purchases of marketable securities	(201,231)	(26,449)
Proceeds from sales of marketable securities	5,107	4,594
Proceeds from maturities of marketable securities	29,055	18,620
Return of investment from equity method investees	826	—
Purchases of property, plant, and equipment	(26,053)	(28,887)
Proceeds from sale of assets	—	16,365
Payments for business combinations, net of cash acquired	(38,228)	—
Purchases of intangible assets	(11,528)	—
Purchases of other investments	(5,000)	—
Net cash used in investing activities	(247,052)	(15,757)

Financing activities:
Proceeds from issuance of common stock	35,062	71,157
Repurchase of common stock	(120,486)	(110,775)
Payment of cash dividend	(50,681)	(44,574)
Distribution to controlling interest	(1,435)	(7,362)
Shares repurchased for tax withholdings on vesting of restricted stock	(32,720)	(29,216)
Net cash used in financing activities	(170,260)	(120,770)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,541)	4,416
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(324,194)	33,517
Cash, cash equivalents, and restricted cash at beginning of period	1,233,032	1,079,979
Cash, cash equivalents, and restricted cash at end of period	$908,838	$1,113,496

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$24,016	$29,584

Non-cash investing activities and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$(2,996)	$1,799
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
The results for the fiscal quarter and year-to-date period ended April 1, 2022 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 30, 2022.
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
Operating Segments
Since we operate as a single reportable segment, all required financial segment information is included in our unaudited interim condensed consolidated financial statements. This reflects the fact that our CODM, our Chief Executive Officer ("CEO"), evaluates our financial information and resources, and assesses the performance of these resources on a consolidated basis.
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
Additional significant items subject to such estimates and assumptions include ESPs for performance obligations within revenue arrangements; allowances for credit losses for accounts receivable; carrying values of inventories and certain PP&E, goodwill and intangible assets; fair values of investments; accrued liabilities including unrecognized tax benefits, deferred income tax assets and liabilities, and contingent liabilities; and stock-based compensation. Actual results could differ from our estimates.
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended April 1, 2022 and March 26, 2021. Our fiscal year ending September 30,

2022 (fiscal 2022) consists of 53 weeks, and our fiscal year ended September 24, 2021 (fiscal 2021) consisted of 52 weeks.

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
The majority of our arrangements with multiple performance obligations pertain to our digital cinema server and processor sales that include the following distinct performance obligations to which we allocate portions of the transaction price based on their stand-alone selling price:
•Digital cinema server hardware and embedded software, which is dependent on and interrelated with the hardware. Accordingly, the hardware and embedded software represent a single performance obligation.
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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the second quarter of fiscal 2022, we recorded an unfavorable adjustment of approximately $3 million, which was primarily related to October through December shipments and largely based on actual royalty statements received from licensees.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of April 1, 2022, we had $44.9 million of remaining performance obligations, 33% of which we expect to recognize as revenue in fiscal 2022, 24% in fiscal 2023, and the balance of 43% in fiscal years beyond 2023.
F. Disaggregation of revenue
The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	April 1, 2022		March 26, 2021		April 1, 2022		March 26, 2021
Licensing	$313,833	94%	$303,585	95%	$646,117	94%	$676,590	95%
Products and services	20,538	6%	15,973	5%	39,887	6%	32,842	5%
Total revenue	$334,371	100%	$319,558	100%	$686,004	100%	$709,432	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Market	April 1, 2022		March 26, 2021		April 1, 2022		March 26, 2021
Broadcast	$104,481	33%	$104,813	35%	$226,114	35%	$244,113	36%
Mobile	66,055	21%	65,673	22%	140,975	22%	171,296	25%
CE	53,956	17%	48,284	16%	111,529	17%	100,205	15%
PC	57,466	18%	51,104	17%	92,243	14%	83,839	12%
Other	31,875	11%	33,711	10%	75,256	12%	77,137	12%
Total licensing revenue	$313,833	100%	$303,585	100%	$646,117	100%	$676,590	100%
We license our technologies in approximately 70 countries, and our licensees distribute products that incorporate our technologies throughout the world. We generate the majority of our revenue from outside the United States ("U.S."). Geographic data for our licensing revenue is based on the location of our licensees’ headquarters, products revenue is based on the destination to which we ship our products, and services revenue is based on the location where services are performed. The following table presents the composition of our revenue by geographic location for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue By Geographic Location	April 1, 2022		March 26, 2021		April 1, 2022		March 26, 2021
United States	$173,287	52%	$153,267	48%	$297,209	43%	$254,341	36%
International	161,084	48%	166,291	52%	388,795	57%	455,091	64%
Total revenue	$334,371	100%	$319,558	100%	$686,004	100%	$709,432	100%
G. Contract balances
Our contract assets represent rights to consideration from licensees for the use of our IP that we have estimated in a given period in the absence of receiving actual royalty statements from licensees. These estimates reflect our best judgment at that time, and are developed using a number of inputs, including historical data, industry estimates of expected shipments, anticipated sales price and performance, and third-party data supporting the percentage of markets using our technologies. In the event that our estimates differ from actual amounts reported, we record an adjustment in the quarter in which the royalty statement is received, which is typically the quarter following our estimate. Actual amounts reported are typically paid within 60 days following the end of the quarter of shipment. The main drivers for change in the contract assets account are variances in quarterly estimates, and to a lesser degree, timing of receipt of actual royalty statements.
Our contract liabilities consist of advance payments and billings in advance of performance, deferred revenue that is typically satisfied within one year, and deferred interest where we have significant financing. The non-current portion of contract liabilities is separately disclosed in our condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. We recognized $5.0 million in the second quarter of fiscal 2022 and $12.1 million in the fiscal year-to-date period ended April 1, 2022 from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	April 1, 2022	September 24, 2021	Change ($)	Change (%)
Accounts receivable, net	$227,263	$232,609	$(5,346)	(2)%
Contract assets, net	258,846	182,316	76,530	42%
Contract liabilities - current	22,109	18,473	3,636	20%
Contract liabilities - non-current	24,569	23,713	856	4%
4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our condensed consolidated balance sheets as of April 1, 2022 and September 24, 2021 (in thousands).
Accounts Receivable and Contract Assets

	April 1, 2022	September 24, 2021
Trade accounts receivable	$152,300	$160,112
Accounts receivable from patent administration program licensees	85,119	81,241
Contract assets	258,971	182,524
Accounts receivable, gross and contract assets, gross	496,390	423,877
Less: allowance for credit losses on accounts receivable and contract assets	(10,281)	(8,952)
Total accounts receivable and contract assets, net	$486,109	$414,925
Accounts receivable, gross includes unbilled accounts receivable balances of $104.2 million and $97.5 million as of April 1, 2022 and September 24, 2021, respectively, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to their patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to G&A	Deductions	Ending Balance
For fiscal year-to-date period ended:
September 24, 2021	$15,908	$(2,889)	$(4,067)	$8,952
April 1, 2022	8,952	2,333	(467)	10,818
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of April 1, 2022 and as of September 24, 2021.
Inventories

	April 1, 2022	September 24, 2021
Raw materials	$5,929	$2,792
Work in process	4,398	3,461
Finished goods	6,296	4,712
Total inventories	$16,623	$10,965
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our condensed consolidated balance sheets. We have included $1.3 million and $1.9 million of raw materials inventory within non-current assets as of April 1, 2022 and September 24, 2021, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.

Prepaid Expenses And Other Current Assets

	April 1, 2022	September 24, 2021
Prepaid expenses	$35,093	$29,964
Other current assets	33,219	32,773
Total prepaid expenses and other current assets	$68,312	$62,737
Accrued Liabilities

	April 1, 2022	September 24, 2021
Amounts payable to patent administration program partners	$71,646	$72,847
Accrued compensation and benefits	81,475	107,322
Accrued professional fees	12,761	11,737
Unpaid property, plant, and equipment additions	15,137	17,839
Accrued customer refunds	7,947	14,151
Accrued market development funds	7,503	7,777
Other accrued liabilities	32,076	31,055
Total accrued liabilities	$228,545	$262,728
Other Non-Current Liabilities

	April 1, 2022	September 24, 2021
Supplemental retirement plan obligations	$4,525	$4,877
Non-current tax liabilities (1)	88,055	85,063
Other liabilities	11,503	15,370
Total other non-current liabilities	$104,083	$105,310
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

	April 1, 2022
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$665,624	$—	$—	$665,624	$665,624	$—	$—
Cash equivalents:
Certificate of deposit	2,899	—	—	2,899	—	2,899	—
Commercial paper	7,407	—	—	7,407	—	7,407	—
Money market funds	207,458	—	—	207,458	207,458	—	—
Municipal debt securities	7,010	—	(1)	7,009	—	7,009	—
Government bonds	9,996	—	—	9,996	9,996	—	—
Cash and cash equivalents	900,394	—	(1)	900,393	883,078	17,315	—

Short-term investments:
Certificate of deposit	8,685	1	(23)	8,663	—	8,663	—
U.S. agency securities	812	1	—	813	—	813	—
Government bonds	46,761	1	(202)	46,560	43,904	2,656	—
Commercial paper	20,189	—	(36)	20,153	—	20,153	—
Corporate bonds	44,824	8	(206)	44,626	—	44,626	—
Municipal debt securities	20,919	3	(49)	20,873	—	20,873	—
Short-term investments	142,190	14	(516)	141,688	43,904	97,784	—

Long-term investments:
U.S. agency securities	1,450	—	(43)	1,407	—	1,407	—
Government bonds	55,544	—	(1,679)	53,865	49,897	3,968	—
Corporate bonds	43,704	2	(1,149)	42,557	—	42,557	—
Municipal debt securities	18,462	—	(377)	18,085	—	18,085	—
Other investments (1)	8,228	—	—	8,228	—	—	—
Long-term investments	127,388	2	(3,248)	124,142	49,897	66,017	—

Total cash, cash equivalents, and investments	$1,169,972	$16	$(3,765)	$1,166,223	$976,879	$181,116	$—

Investments held in supplemental retirement plan:
Assets	$4,623	$—	$—	$4,623	$4,623	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,623	$—	$—	$4,623	$4,623	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$486	$—	$486	$—	$486	$—
Liabilities: Included in other accrued liabilities	—	—	(324)	(324)	—	(324)	—
(1)Other investments as of April 1, 2022 is comprised of an equity method investment and an equity security without a readily determinable fair value measured under the "measurement alternative" (at cost, minus impairment or adjusted for any observable price changes). The equity method investment is measured at cost minus impairment, if any, adjusted for our proportionate share of the investee's net income or loss. Our share of the equity method investee's net income or loss is included in other income/(expense), net on the condensed consolidated statements of operations, and was not material in the second quarter of fiscal 2022 and year-to-date period ended April 1, 2022. Our share of the investee's net income or loss was not material in the second quarter of fiscal 2021 and was $1.9 million in the year-to-date period ended March 26, 2021.

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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for twelve months or greater as of April 1, 2022 and September 24, 2021 (in thousands):

	April 1, 2022				September 24, 2021
	Less Than 12 Months		12 Months Or Greater		Less Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$8,213	$(23)	$—	$—	$600	$—
U.S. agency securities	872	(24)	537	(19)	1,449	(2)
Government bonds	106,409	(1,788)	2,743	(93)	8,940	(16)
Commercial paper	22,139	(36)	—	—	—	—
Corporate bonds	80,242	(1,337)	548	(18)	22,964	(25)
Municipal debt securities	39,803	(427)	—	—	7,031	(9)
Total	$257,678	$(3,635)	$3,828	$(130)	$40,984	$(52)
As of September 24, 2021, there were no gross unrealized losses and no AFS securities that were in an unrealized loss position for twelve months or greater. Although we had certain securities that were in an unrealized loss position as of April 1, 2022 and September 24, 2021, we expect to recover the full carrying value of these securities.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of April 1, 2022 and September 24, 2021, which are recorded within cash equivalents and both short and long-term investments in our condensed consolidated balance sheets (in thousands):

	April 1, 2022		September 24, 2021
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$374,721	$374,230	$273,884	$274,037
Due in 1 to 2 years	80,967	79,133	40,739	40,874
Due in 2 to 5 years	39,754	38,331	15,506	15,490
Total	$495,442	$491,694	$330,129	$330,401

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our condensed consolidated statements of operations.
As of April 1, 2022 and September 24, 2021, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	April 1, 2022	September 24, 2021
Land	$41,993	$42,041
Buildings and building improvements	284,232	284,146
Leasehold improvements	88,794	88,549
Machinery and equipment	134,771	128,008
Computer equipment and software	265,021	258,981
Furniture and fixtures	33,713	33,565
Equipment provided under operating leases	227,461	214,109
Construction-in-progress	17,545	22,923
Property, plant, and equipment, gross	1,093,530	1,072,322
Less: accumulated depreciation	(565,907)	(537,941)
Property, plant, and equipment, net	$527,623	$534,381

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
The components of lease expense were as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	April 1, 2022	March 26, 2021	April 1, 2022	March 26, 2021
Lease cost
Operating lease cost	$4,519	$4,953	$9,158	$9,747
Variable lease cost	483	142	839	233
Total lease cost	$5,002	$5,095	$9,997	$9,980
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year-To Date Ended
	April 1, 2022	March 26, 2021
Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$9,262	$10,064
Right-of-use assets obtained in exchange for operating lease obligations	529	1,719
Supplemental balance sheet information related to leases was as follows:

	April 1, 2022	September 24, 2021
Operating Leases
Weighted-average remaining lease term	5.6 years	5.8 years
Weighted-average discount rate	3.1%	3.1%

The following table presents the maturity analysis of lease liabilities (in thousands):

April 1, 2022
Operating Leases
Remainder of Fiscal 2022	$8,456
Fiscal 2023	16,200
Fiscal 2024	13,522
Fiscal 2025	9,503
Fiscal 2026	5,939
Thereafter	16,877
Total undiscounted lease payments	70,497
Less: imputed interest	(6,893)
Total lease liabilities	$63,604
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	April 1, 2022	March 26, 2021	April 1, 2022	March 26, 2021
Operating Lease Income
Variable operating lease income	$6.4	$1.3	$14.5	$0.8
Fixed operating lease income	0.7	1.1	1.6	2.2
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases as of April 1, 2022 and September 24, 2021 was not material. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease. We also recognize variable lease payments, if any, which are not material and not included in the net investment in the lease.
The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	April 1, 2022
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2022	$56	$1,595
Fiscal 2023	781	1,595
Fiscal 2024	801	795
Fiscal 2025	821	395
Fiscal 2026	731	395
Thereafter	—	—
Total undiscounted cash flows	$3,190	4,775
Less: present value of lease payments (recognized as lease receivables)		(4,000)
Difference		$775

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 24, 2021	$340,694
Acquired goodwill (1)	31,695
Translation adjustments	(651)
Balance at April 1, 2022	$371,738
(1)     Refer to Note 16 "Business Combination" for additional information related to our acquired goodwill.
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, customer relationships and contracts, and trademarks. Intangible assets subject to amortization consisted of the following (in thousands):

	April 1, 2022			September 24, 2021
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$362,271	$(247,548)	$114,723	$343,280	$(233,789)	$109,491
Customer relationships	66,210	(54,869)	11,341	65,822	(52,730)	13,092
Other intangible assets	23,045	(22,828)	217	22,972	(22,665)	307
Total	$451,526	$(325,245)	$126,281	$432,074	$(309,184)	$122,890
During the fiscal year-to-date period ended April 1, 2022, we purchased various patents for purchase consideration of $11.5 million and upon acquisition, these intangible assets had a weighted-average useful life of 16.0 years. These intangible assets facilitate our R&D efforts, technologies, and potential product offerings.
We also acquired various identifiable intangible assets, which primarily consisted of developed technology, as a part of the business combination completed during the second quarter of fiscal 2022. Refer to Note 16, "Business Combination" for additional information on this transaction.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our condensed consolidated statements of operations. Amortization expense was $7.6 million and $7.3 million in the second quarter of fiscal 2022 and 2021, respectively, and $15.6 million and $14.6 million in the fiscal year-to-date period ended April 1, 2022 and March 26, 2021, respectively. As of April 1, 2022, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2022	$30,682
2023	26,053
2024	23,930
2025	8,860
2026	7,969
Thereafter	28,787
Total	$126,281

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of April 1, 2022, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of April 1, 2022, we had 64,789,579 shares of Class A common stock and 36,086,629 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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

The following table summarizes information about PSOs granted to our executive officers that have vested:

Grant Date	Aggregate Shares Granted at Target Award	Aggregate Shares Exercisable at Vest Date (1)	Percentage Vested of Target Award	Vested Date
December 15, 2015	419,623	334,623	125%	December 2018
December 15, 2016	276,199	240,539	95%	December 2019
December 15, 2017	264,000	253,440	96%	December 2020
December 15, 2018	241,100	158,700	75%	December 2021
(1)Aggregate shares exercisable at vest date does not include any shares that were cancelled before the vest date after they were granted.
As of April 1, 2022, an aggregate of 437,749 shares of PSOs were exercisable and outstanding.
The following table summarizes information about stock options issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 25, 2021	4,577	$59.18
Grants	300	91.46
Exercises	(520)	51.51
Forfeitures and cancellations	(104)	74.54
Options outstanding at April 1, 2022	4,253	62.00	5.79	$79,555
Options vested and expected to vest at April 1, 2022	4,080	61.40	5.71	79,331
Options exercisable at April 1, 2022	3,072	55.80	4.86	72,465
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on April 1, 2022 of $79.09 and excludes the impact of options that were not in-the-money.
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
Performance-Based Restricted Stock Units.    In the first quarter of fiscal 2020, we began granting PSUs to our executive officers with shares of our Class A common stock underlying such awards. The terms of the PSU Agreement adopted in the first quarter fiscal 2020 provide for the grant of PSUs to our executive officers contingent on Dolby's achievement of annualized TSR targets measured against a comparator index over a three-year performance period following the date of grant. Anywhere from 0% to 200% of eligible restricted stock units may vest based on achievement of the performance conditions at the end of the three-year performance period. In valuing the PSUs, which will be recognized as compensation cost, we used a Monte Carlo valuation model. Compensation cost is being amortized on a straight-line basis over the requisite service period. Certain grants may have other vesting conditions or other award terms as approved by the Compensation Committee of our Board of Directors.
On December 15, 2021, we granted PSUs to our executive officers vesting for an aggregate of 60,301 shares at the target amount, which would vest at 120,602 shares at 200% of the target award amount. On December 15, 2020, we granted PSUs to our executive officers vesting for an aggregate of 66,138 shares at the target amount, which would vest at 132,276 shares at 200% of the target award amount. On December 16, 2019, we granted PSUs to our executive officers vesting for an aggregate of 62,000 shares at the target award amount, which would vest at 124,000 shares at 200% of the target award amount. As of April 1, 2022, PSUs that would vest for an aggregate of 162,846 shares at the target award amount (325,692 shares at 200% of the target award amount) were outstanding.

The following table summarizes information about RSUs issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 24, 2021	3,335	$77.46
Granted	1,558	88.02
Vested	(1,058)	71.73
Forfeitures	(198)	79.41
Non-vested at April 1, 2022	3,637	$83.55
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year-To-Date Ended
	April 1, 2022	March 26, 2021
Expected term (in years)	4.78	4.88
Risk-free interest rate	1.2%	0.4%
Expected stock price volatility	28.6%	28.7%
Dividend yield	1.1%	1.1%
There were no stock options granted during the second quarter of fiscal 2022 and fiscal 2021.
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
The following two tables separately present stock-based compensation expense both by award type and classification in our condensed consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	April 1, 2022	March 26, 2021	April 1, 2022	March 26, 2021
Compensation expense
Stock options	$2,313	$3,224	$5,618	$7,710
Restricted stock units	23,686	19,853	51,406	40,246
Employee stock purchase plan	1,700	1,336	3,331	2,770
Total stock-based compensation	27,699	24,413	60,355	50,726
Estimated benefit from income taxes	(4,412)	(3,859)	(9,531)	(8,071)
Total stock-based compensation, net of tax	$23,287	$20,554	$50,824	$42,655
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	April 1, 2022	March 26, 2021	April 1, 2022	March 26, 2021
Compensation expense
Cost of products and services	$402	$489	$992	$1,123
Research and development	9,155	7,190	19,257	15,123
Sales and marketing	9,791	9,110	$22,039	$18,906
General and administrative	8,351	7,624	18,067	15,574
Total stock-based compensation expense	27,699	24,413	60,355	50,726
Estimated benefit from income taxes	(4,412)	(3,859)	(9,531)	(8,071)
Total stock-based compensation, net of tax	$23,287	$20,554	$50,824	$42,655
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in the second quarter of fiscal 2022 and fiscal 2021, or in the fiscal year-to-date period ended April 1, 2022 and March 26, 2021.

Unrecognized Compensation Expense.    As of April 1, 2022, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $16.4 million, which is expected to be recognized over a weighted-average period of 2.4 years. As of April 1, 2022, total unrecognized compensation expense associated with RSUs expected to vest was approximately $230.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of April 1, 2022 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Fiscal 2021: July 2021	350,000
Fiscal 2022: February 2022	250,000
Total	$2,600,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of April 1, 2022, the remaining authorization to purchase additional shares was approximately $420.9 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2022:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 31, 2021	408,508	$35,573	$87.08
Q2 - Quarter ended April 1, 2022	1,116,032	84,913	76.08
Total	1,524,540	$120,486
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2022:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Q1 - Quarter ended December 31, 2021	February 3, 2022	February 16, 2022	February 23, 2022	$0.25	$25.3 million
Q2 - Quarter ended April 1, 2022	May 5, 2022	May 17, 2022	May 25, 2022	$0.25	$25.2 million	(1)
(1)The dividend payment amount for the dividend declared in the second quarter of fiscal 2022 is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended April 1, 2022				Fiscal Year-To-Date Ended April 1, 2022
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(284)	$115	$(11,352)	$(11,521)	$220	$(122)	$(10,128)	$(10,030)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	(3,595)	(97)	—	(3,692)	(4,557)	356	—	(4,201)
Foreign currency translation losses (1)	—	—	(619)	(619)	—	—	(1,809)	(1,809)
Income tax effect - benefit/(expense)	—	(48)	34	(14)	—	(97)	—	(97)
Net of tax	(3,595)	(145)	(585)	(4,325)	(4,557)	259	(1,809)	(6,107)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (1)	80	87	—	167	542	(98)	—	444
Income tax effect - benefit/(expense) (2)	(1)	(1)	—	(2)	(5)	17	—	12
Net of tax	79	86	—	165	537	(81)	—	456
Net current-period other comprehensive income/(loss)	(3,516)	(59)	(585)	(4,160)	(4,020)	178	(1,809)	(5,651)
Ending Balance	$(3,800)	$56	$(11,937)	$(15,681)	$(3,800)	$56	$(11,937)	$(15,681)

	Fiscal Quarter Ended March 26, 2021				Fiscal Year-To-Date Ended March 26, 2021
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$653	$6,115	$(7,376)	$(608)	$818	$3,969	$(15,381)	$(10,594)
Other comprehensive income/(loss) before reclassifications:
Unrealized losses	(423)	(4,974)	—	(5,397)	(607)	(3,910)	—	(4,517)
Foreign currency translation gains/(losses) (1)	—	—	(837)	(837)	—	—	7,640	7,640
Income tax effect - benefit/(expense)	52	116	(35)	133	56	65	(507)	(386)
Net of tax	(371)	(4,858)	(872)	(6,101)	(551)	(3,845)	7,133	2,737
Amounts reclassified from AOCI into earnings:
Realized gains (1)	184	2,650	—	2,834	201	4,022	—	4,223
Income tax effect - expense (2)	(8)	(156)	—	(164)	(10)	(395)	—	(405)
Net of tax	176	2,494	—	2,670	191	3,627	—	3,818
Net current-period other comprehensive income/(loss)	(195)	(2,364)	(872)	(3,431)	(360)	(218)	7,133	6,555
Ending Balance	$458	$3,751	$(8,248)	$(4,039)	$458	$3,751	$(8,248)	$(4,039)
(1)Realized gains or losses, if any, from the sale of our AFS investment securities or from foreign currency translation adjustments are included within other income/(expense), net in our condensed consolidated statements of operations. Realized gains or losses on foreign currency contracts designated as cash flow hedges are included in operating expenses in the condensed consolidated statements of operations.
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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	April 1, 2022	March 26, 2021	April 1, 2022	March 26, 2021
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$36,720	$76,217	$116,734	$211,415

Denominator:
Weighted-average shares outstanding—basic	101,343	101,464	101,285	101,090
Potential common shares from options to purchase common stock	962	2,102	1,160	1,980
Potential common shares from restricted stock units	365	939	979	1,258
Potential common shares from employee stock purchase plan	37	76	53	86
Weighted-average shares outstanding—diluted	102,707	104,581	103,477	104,414

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.36	$0.75	$1.15	$2.09
Diluted	$0.36	$0.73	$1.13	$2.02

Antidilutive awards excluded from calculation:
Stock options	635	283	507	159
Restricted stock units	2,376	2	920	47
Employee stock purchase plan	15	—	—	—

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future liabilities. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefits
As of April 1, 2022, the total amount of gross unrecognized tax benefits was $71.1 million, of which $47.5 million, if recognized, would reduce our effective tax rate. As of September 24, 2021, the total amount of gross unrecognized tax benefits was $66.1 million, of which $43.6 million, if recognized, would reduce our effective tax rate. The second quarter fiscal 2022 increase was primarily due to current year reserves for transfer pricing, withholding taxes, and interest accruals. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our condensed consolidated balance sheets.
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the second quarter of fiscal 2022 was 16.0% or a tax expense of $6.9 million and our effective tax rate in the second quarter of fiscal 2021 was 10.6% or a tax expense of $9.0 million. The increase in our effective tax rate was primarily due to a shift in the mix of earnings to jurisdictions with higher tax rates and lower tax benefits related to settlement of stock-based awards.
Our effective tax rate in the second quarter of fiscal 2022 year-to-date period was 13.6% or a tax expense of $18.4 million and our effective tax rate in the second quarter of fiscal 2021 year-to-date period was 13.2% or a tax expense of $33.3 million. The increase in our effective tax rate was primarily due to lower tax benefits related to settlement of stock-based awards.
Compared to the Federal statutory rate of 21%, our effective tax rates for the second quarter of fiscal 2022 and year-to-date period ended April 1, 2022 were lower primarily due to the mix of earnings favoring jurisdictions with lower tax rates and tax benefits related to stock-based compensation.

13. Restructuring
Restructuring charges recorded in our condensed consolidated statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.
Fiscal 2022 Restructuring Events.    In January 2022, we implemented a restructuring plan within our entertainment organization to create capacity to support our higher priority focus areas. As a result, we recorded $4.5 million in restructuring costs during the second quarter of fiscal 2022, primarily representing severance and other related benefits offered to over 50 employees that were impacted by this action. Actions related to this plan are expected to be completed by the end of fiscal 2022. The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs	Total
Balance at September 25, 2020	$—	$—	$—
Restructuring charges	9,522	718	10,240
Cash payments and adjustments	(9,359)	(714)	(10,073)
Balance at September 24, 2021	$163	$4	$167
Restructuring charges	4,486	581	5,067
Cash payments and adjustments	(2,779)	(585)	(3,364)
Balance at April 1, 2022	$1,870	$—	$1,870
The activities during fiscal 2021 reflect the impact of our fiscal 2021 restructuring plan and our early exit of a leased facility.

Accruals for restructuring charges incurred for the restructuring plans described above are included within accrued liabilities in our condensed consolidated balance sheets, while restructuring charges are included within restructuring charges in our condensed consolidated statements of operations.

14. Legal Matters
We are involved in various legal proceedings that occasionally arise in the normal course of business. These can include claims of alleged infringement of IP rights, commercial, employment, and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. On a quarterly basis, we evaluate based on the known facts and circumstances whether a potential loss or range of losses is considered probable and reasonably estimable in accordance with U.S. GAAP. We record a provision for a liability relating to these legal proceedings when a loss is both probable and the amount of the loss can be reasonably estimated. Legal costs associated with these legal proceedings are expensed as incurred.
Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period, including as a result of required changes to our licensing terms, monetary penalties, and other potential consequences. However, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, other than the impact of the litigation matter discussed in Note 15, any such amounts are either immaterial, or it is not probable that a potential loss has been incurred or the amount of loss cannot be reasonably estimated. Refer to Note 15, “Commitments and Contingencies” to our condensed consolidated financial statements for additional information on this litigation matter.

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of April 1, 2022 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
Naming rights	$3,900	$12,474	$12,794	$13,126	$13,472	$52,850	$108,616
Purchase obligations	26,678	25,376	2,046	—	—	—	54,100
Donation commitments	1,973	196	116	116	116	503	3,020
Total	$32,551	$38,046	$14,956	$13,242	$13,588	$53,353	$165,736
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

On August 7, 2019, Intertrust Technologies ("Intertrust") filed complaints against each of our customers AMC Entertainment Holdings, Inc., Cinemark Holdings, Inc., and Regal Entertainment Group in the U.S. District Court for the Eastern District of Texas, alleging that the use of systems including certain cinema products, which were supplied under commercial agreements that we acquired by way of an acquisition in 2014, infringed various Intertrust patents, and seeking damages based on the revenues of the defendants. Some of our customers have asserted that we are obligated to defend and indemnify them under the agreements. We recorded $34.4 million in the second quarter of fiscal 2022 within G&A expenses in our condensed consolidated statements of operations, reflecting a settlement payment and an immaterial accrual. We believe that these amounts fully resolve all claims relating to Intertrust’s patent assertions.

16. Business Combination
Millicast, Inc.
On January 31, 2022, we completed our acquisition of all outstanding interests of Millicast, Inc. ("Millicast"), a privately held company. Following the acquisition, Millicast is expected to enable developers to take the interactive events they build with Dolby.io, and stream them from the presenter to large audiences. We have included the financial results of Millicast in our condensed consolidated financial statements from the date of acquisition, and these results were not material. Additionally, the transaction costs associated with the acquisition were not material.
The total purchase consideration of the acquisition was $38.8 million. We allocated $8.7 million in purchase consideration to identifiable intangible assets, which primarily consisted of developed technology, with estimated useful lives of 1.5 years to 8 years. We also recorded $31.7 million of goodwill, which is representative of our expectation of benefits and synergies from the integration of Millicast technology with our existing technology and the assembled workforce of Millicast. The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. We expect to finalize the valuation within the one year measurement period.

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
OVERVIEW
Dolby Laboratories creates audio and imaging technologies that transform entertainment and communications for content playback in movies, TV, music, and gaming. Founded in 1965, our strengths stem from expertise in analog and digital signal processing and digital compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multiple offerings that enable more immersive sound for cinema, DTV transmissions and devices, mobile devices, OTT video and music services, and home entertainment devices. Today, we derive the majority of our revenue from licensing our audio technologies. We also derive revenue from licensing our consumer imaging technologies, as well as audio and imaging technologies for premium cinema offerings in collaboration with exhibitors. In addition, we provide products and services for a variety of applications in the cinema and broadcast markets, and offer audio and video APIs through our developer platform, Dolby.io.
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
REVENUE GENERATION
We have active licensing arrangements with approximately 500 electronics product OEMs and software developers. As of April 1, 2022, we had approximately 16,400 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,500 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
Licensing
We license our technologies to a range of customers who incorporate them into their products for enhanced audio and imaging functionality for content playback in movies, TV, music, and gaming. Our key technologies are summarized in the table below. As it relates to AAC, HE-AAC, AVC, and HEVC, we jointly participate in patent licensing programs with other patent owners.

Technology	Description
AAC & HE-AAC	An advanced digital audio codec solution with higher bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby® AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos®	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos provides an immersive experience that can be provided via multiple Dolby audio coding technologies.
Dolby Digital®	A digital audio coding technology that provides multichannel sound to a variety of media applications.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision®	An imaging technology combining high dynamic range and dynamic metadata to deliver ultra vivid colors, sharper contrasts, and richer details for cinema and a wide range of media devices.
Dolby Voice®	An audio communications technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of our licensing business and revenue for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	April 1, 2022	March 26, 2021	April 1, 2022	March 26, 2021	Main Offerings Incorporating Our Technologies
Broadcast	33%	35%	35%	36%	Televisions and STBs
Mobile	21%	22%	22%	25%	Smartphones and Tablets
CE	17%	16%	17%	15%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	18%	17%	14%	12%	Windows and macOS operating systems
Other	11%	10%	12%	12%	Gaming consoles, Auto DVD, and Dolby Cinema
Total	100%	100%	100%	100%
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
Products
We design and manufacture audio and imaging hardware and software products for the cinema, television, broadcast, and entertainment industries. Distributed in approximately 90 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. Additionally, some of our Dolby Cinema arrangements are classified as sales-type leases, and as a result are included in products sales.

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
Services
We offer a developer platform, Dolby.io, that enables developers access to our technologies through APIs. These offerings currently include audio and video APIs for building high-quality communications, media, and streaming solutions. Over time, we intend to significantly expand the amount and types of content that can be enhanced through our technologies and capabilities.
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
The cinema market has been adversely impacted by COVID-19 social distancing mandates. At various times, our exhibition partners and customers have had to either partially or fully discontinue operations. This has resulted in a significant reduction in box office receipts at Dolby Cinema sites and lower demand for our cinema products and services. It remains uncertain when and where the cinemas will be able to operate at full capacity, and box office receipts may fluctuate from period to period from content variability. Most cinema locations have been permitted to resume operations, but many such locations are operating under restricted capacity.
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
We have also enabled a broader range of content, such as music, gaming, and user-generated content. In the second quarter of fiscal 2022, Disney Star announced that they will be broadcasting the Indian Premier League cricket live with Dolby Atmos.
We believe enabling our technologies in these forms of content creates additional value for the adoption of Dolby within devices like mobile, PC, gaming consoles, and automotive.
The following are highlights from our second quarter of fiscal 2022 and key challenges related to audio and imaging licensing, by market.
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
We work with many TV OEMs and strategic partners to enable and promote Dolby Vision and Dolby Atmos experiences within their TV lineups. Many such partners have continued to expand their support of the combined Dolby Vision and Dolby Atmos experience. In the second quarter of fiscal 2022, LG and TCL launched new smart TVs with Dolby Vision, Dolby Vision IQ, and Dolby Atmos. Additionally, Prism+ launched their new line of OLED TVs with Dolby Vision and Atmos, and Xiaomi announced that their new Redmi MAX 100" smart TV will support Dolby Vision and Dolby Atmos.
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
The breadth of mobile devices supporting Dolby technologies continues to increase globally. In the second quarter of fiscal 2022, Lenovo introduced their Y90 smartphone and their Y700 tablet that support Dolby Vision and Dolby Atmos. Also in the second quarter of fiscal 2022, Xiaomi launched their Redmi K50 gaming edition smartphone, and Realme launched their new mid-range flagship 9 Pro+ smartphone, which both support Dolby Atmos. Additionally, it was announced that Samsung's recently launched Galaxy Tab S8 series and OPPO's Find X5 flagship smartphones will support Dolby Atmos. Further, OPPO announced that their Enco X2 earbuds with binaural recording will enable immersive audio capture and recording. Subsequent to the second quarter of fiscal 2022, Vivo launched their first tablet, the Vivo Pad, which is the first Vivo product with Dolby Atmos and Dolby Vision.
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
We continue to focus on expanding the availability of Dolby technologies to new devices. In the second quarter of fiscal 2022, French manufacturer Devialet announced its first soundbar, the Dione, that will support Dolby Atmos, and Prism+ launched their latest soundbar that also supports Dolby Atmos.
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
Personal Computers
Highlights: DD+ continues to enhance audio playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment. A number of PCs from partners such as Apple, Lenovo, Dell, Samsung, and ASUS also support Dolby Vision and/or Dolby Atmos, with continued expansion of applications through music, streaming, and gaming. In the second quarter of fiscal 2022, Samsung released their latest Galaxy Book2 Pro supporting Dolby Atmos.
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
Other Markets
Highlights: DD+ is incorporated in the Xbox and PlayStation gaming consoles that support gaming content and streaming for movie and television content. The most recently launched Xbox gaming console supports Dolby Vision and Dolby Atmos for streaming and gaming content. Additionally, our technologies continue to be incorporated into the latest headphones by various OEMs. For example, in the second quarter of fiscal 2022, Zebronics launched their latest gaming headset, the Zeb Blitz, that supports Dolby Atmos.
We also generate revenue from the automotive industry primarily through disc playback devices as well as other elements of the entertainment system. In the second quarter of fiscal 2022, NIO, a Chinese electric vehicle company, launched their new ET7 model that will support Dolby Atmos. We expect to generate more revenue in the future from enabling the playback of Dolby Atmos music.
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
Dolby Cinema
Highlights: As of the end of the second quarter of fiscal 2022, approximately 85% of our Dolby Cinema sites are open, subject to capacity restrictions per local regulations. We continue to expand our global presence for Dolby Cinema, with two new sites opened internationally in the second quarter of fiscal 2022. The breadth of motion pictures for Dolby Cinema continues to grow with over 400 theatrical titles in Dolby Vision and Dolby Atmos having been announced or released from all of the major studios, as compared to over 375 theatrical titles as of the end of fiscal 2021.
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
Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such the

CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of the second quarter of fiscal 2022, there are over 6,500 Dolby Atmos screens installed or committed and over 2,200 Dolby Atmos theatrical titles have been announced or released.
We also offer a variety of other cinema products, such as the Dolby Multichannel Amplifier and our high-power flexible line of speakers. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost effective than what was previously available to them.
Key Challenges: Demand for our cinema products is dependent upon our partners and their success in the market, industry and economic cycles, box office performance, and our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in international markets, such as China, which are subject to economic risks as well as geopolitical risks. We may also be faced with pricing pressures or competing technologies, which would affect our revenue.
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
Developer Platform Services
Highlights: We are focused on bringing our expertise in media and communications to a broader range of content and digital experiences. For example, we are increasing our engagement with new customers across different industries through our developer platform, Dolby.io, that enables developers to access our technologies through APIs. The current offerings include audio and video APIs for building high-quality communications, media, and streaming solutions. Following the initial launch of Dolby.io in fiscal 2020, we have seen an expansion of the use cases for the platform, such as for virtual live performances, online and hybrid events, social audio, premium education, gaming, and content creation and production. Dolby.io provides tools to help developers create immersive experiences through apps and services with high quality audio and video, spatialized sound, and deliver live-streamed content with low latency.
Key Challenges: Dolby.io is an early stage business, and it is uncertain when and if it will be a material revenue driver. Our success in this market will depend on the number of developers we are able to attract and retain, the volume of usage of the service, and our ability to monetize our services. In addition, the development and maintenance needed to provide a reliable and scalable platform may require us to internally develop new skills for our current employees or hire external specialized talent. Although the market for online experiences has been growing, Dolby's API technologies compete with other offerings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the critical accounting policies from those included in our fiscal 2021 Annual Report on Form 10-K filed with the SEC, as per Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included therein.
RESULTS OF OPERATIONS
For each line item included on our interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the condensed consolidated financial statements for the quarters ended April 1, 2022 and March 26, 2021. Note that adjustments related to previously under-reported sales-based royalties as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	April 1, 2022	March 26, 2021	$	%	April 1, 2022	March 26, 2021	$	%
Revenue	$313,833	$303,585	$10,248	3%	$646,117	$676,590	$(30,473)	(5)%
Percentage of total revenue	94%	95%			94%	95%
Cost of licensing	16,672	16,060	612	4%	31,607	29,006	2,601	9%
Gross margin	297,161	287,525	9,636	3%	614,510	647,584	(33,074)	(5)%
Gross margin percentage	95%	95%			95%	96%

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Licensing Revenue By Market	April 1, 2022		March 26, 2021		April 1, 2022		March 26, 2021
Broadcast	$104,481	33%	$104,813	35%	$226,114	35%	$244,113	36%
Mobile	66,055	21%	65,673	22%	140,975	22%	171,296	25%
CE	53,956	17%	48,284	16%	111,529	17%	100,205	15%
PC	57,466	18%	51,104	17%	92,243	14%	83,839	12%
Other	31,875	11%	33,711	10%	75,256	12%	77,137	12%
Total licensing revenue	$313,833	100%	$303,585	100%	$646,117	100%	$676,590	100%

Current Quarter: Q2 2022 vs. Q2 2021

Factor	Licensing Revenue		Gross Margin
PC	á	Higher revenue due to higher adoption of our Dolby Atmos and Dolby Vision technologies and higher unit shipments	ßà	No significant fluctuations
CE	á
Higher foundational audio revenue for DMAs and soundbars, higher adoption of Dolby Atmos and Dolby Vision in DMAs and soundbars, along with higher recoveries, partially offset by the large true-up in the prior year

Other	â	Lower gaming and automotive revenue from ongoing supply chain constraints, partially offset by higher revenue from Dolby Cinema due to increased movie theater attendance
Broadcast	ßà	Lower foundational audio revenue due to the negative true-up in the current quarter, resulting from TV shipments for the first quarter of fiscal 2022 reported below the original estimate, and a lower estimate for TV shipments for the second quarter of fiscal 2022, offset by higher adoption of Dolby Vision and Dolby Atmos in TVs and new licensees in our imaging patent programs
Mobile	ßà	Higher revenue due to new licensees in our imaging patent programs and timing of revenue under contract, offset by lower recoveries and a negative revenue true-up
Year-To-Date: Q2 2022 vs. Q2 2021

Factor	Licensing Revenue		Gross Margin
Mobile	â	Lower revenue from our audio patent licensing technologies and lower recoveries, partially offset by higher revenue due to new licensees in our imaging patent programs	ßà	No significant fluctuations
Broadcast	â	Lower foundational audio revenue for TVs, the large true-up in the prior year, and lower revenue from our audio patent licensing technologies due to timing
CE	á
Higher revenue due to new imaging patent licensees, higher recoveries, and higher revenue from Dolby Atmos and Dolby Vision across devices, partially offset by lower revenue from our audio patent licensing technologies due to timing

PC	á	Higher revenue from recoveries, higher adoption of Dolby Vision and Dolby Atmos technologies, partially offset by lower revenue due to timing
Other	á	Higher Dolby Cinema revenue due to more screens being open and higher attendance in fiscal 2022, partially offset by lower gaming and automotive revenue due to ongoing supply constraints.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products and Services	April 1, 2022	March 26, 2021	$	%	April 1, 2022	March 26, 2021	$	%
Revenue	$20,538	$15,973	$4,565	29%	$39,887	$32,842	$7,045	21%
Percentage of total revenue	6%	5%			6%	5%
Cost of products and services	18,843	16,318	2,525	15%	36,617	38,676	(2,059)	(5)%
Gross margin	1,695	(345)	2,040	(591)%	3,270	(5,834)	9,104	(156)%
Gross margin percentage	8%	(2)%			8%	(18)%
Current Quarter: Q2 2022 vs. Q2 2021

Factor	Products and Services Revenue		Gross Margin
Products	á	Higher sales of cinema equipment attributable to increased demand as the exhibitor market continues to recover	á	Higher gross margin due to higher cinema products revenue
Services	ßà	No significant fluctuations	ßà	No significant fluctuations
Year-To-Date: Q2 2022 vs. Q2 2021

Factor	Products and Services Revenue		Gross Margin
Products	á	Higher sales of cinema equipment attributable to increased demand as the exhibitor market continues to recover	á	Higher sales of cinema equipment attributable to increased demand and lower scrap in the current year, offset by higher COGS due to increased production
Services	á	Higher services revenue from our developer platform, offset by lower sales of Dolby Voice as a result of winding down that business	ßà	No significant fluctuations
Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	April 1, 2022	March 26, 2021	$	%	April 1, 2022	March 26, 2021	$	%
Research and development	$67,421	$65,808	$1,613	2%	$136,245	$129,580	$6,665	5%
Percentage of total revenue	20%	21%			20%	18%
Current Quarter: Q2 2022 vs. Q2 2021

Category	Key Drivers
Compensation & Benefits	â	Lower costs of $4.1 million primarily due to lower incentive compensation, partially offset by higher salaries expense of $2.3 million
Stock-based Compensation	á	Higher costs of $2.0 million primarily due to increased fair value of RSUs
Year-To-Date: Q2 2022 vs. Q2 2021

Category	Key Drivers
Compensation & Benefits	â	Lower costs of $6.3 million primarily due to lower incentive compensation, partially offset by higher salaries expense of $6.4 million due to increased headcount and the extra week in the first quarter of fiscal 2022
Stock-based Compensation	á	Higher costs of $4.1 million primarily due to increased fair value of RSUs
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	April 1, 2022	March 26, 2021	$	%	April 1, 2022	March 26, 2021	$	%
Sales and marketing	$84,230	$78,046	$6,184	8%	$181,400	$153,491	$27,909	18%
Percentage of total revenue	25%	24%			26%	22%
Current Quarter: Q2 2022 vs. Q2 2021

Category	Key Drivers
Legal, Professional, & Consulting	á	Higher costs of $4.3 million for legal support for licensee audits and increased development of digital marketing programs
Compensation & Benefits	â	Lower costs of $3.9 million due to lower incentive compensation

Year-To-Date: Q2 2022 vs. Q2 2021

Category	Key Drivers
Marketing Programs	á	Higher costs of $12.0 million primarily due to marketing efforts for growth initiatives and branding activities
Legal, Professional, & Consulting	á	Higher costs of $7.0 million primarily due to legal support for licensee audits and increased development of digital marketing programs
Compensation & Benefits	á	Higher costs of $5.6 million for higher salaries expense primarily due to increased headcount and the extra week in the current fiscal year, partially offset by lower costs of $5.5 million due to lower incentive compensation
Stock-based Compensation	á	Higher costs of $3.1 million primarily due to increased fair value of RSUs
General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	April 1, 2022	March 26, 2021	$	%	April 1, 2022	March 26, 2021	$	%
General and administrative	$98,693	$59,398	$39,295	66%	$161,137	$113,852	$47,285	42%
Percentage of total revenue	30%	19%			23%	16%
On August 7, 2019, Intertrust filed complaints against each of our customers AMC Entertainment Holdings, Inc., Cinemark Holdings, Inc., and Regal Entertainment Group in the U.S. District Court for the Eastern District of Texas, alleging that the use of systems including certain cinema products, which were supplied under commercial agreements that we acquired in an acquisition in 2014, infringed various Intertrust patents, and seeking damages based on the revenues of the defendants. We recorded $34.4 million in the second quarter of fiscal 2022 within G&A expenses in our condensed consolidated statements of operations, reflecting a settlement payment and an immaterial accrual. With the exception of this settlement, we have not made any payments to date in connection with any of our contractual indemnification obligations, and we believe the risk of material financial exposure in future periods from these indemnification obligations is remote. For additional information on this litigation matter, see Note 15 "Commitments and Contingencies" to our unaudited interim condensed consolidated financial statements.
Current Quarter: Q2 2022 vs. Q2 2021

Category	Key Drivers
Other Miscellaneous Expenses	á	Higher costs of $34.4 million related to the resolution of a legal matter discussed in Note 15 to the condensed consolidated financial statements
Year-To-Date: Q2 2022 vs. Q2 2021

Category	Key Drivers
Other Miscellaneous Expenses	á	Higher costs of $34.4 million related to the resolution of a legal matter discussed in Note 15 to the condensed consolidated financial statements
Compensation & Benefits	á	Higher costs of $4.1 million for higher salaries expense primarily due to increased headcount and the extra week in the current fiscal year, offset by lower costs of $4.0 million due to lower incentive compensation
Gain on Sale of Assets

	Fiscal Year-To-Date Ended		Change
	April 1, 2022	March 26, 2021	$	%
Gain on sale of assets	$—	$(13,871)	$13,871	(100)%
Percentage of total revenue	—%	(2)%
Year-To-Date: Q2 2022 vs. Q2 2021
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	April 1, 2022	March 26, 2021	$	%	April 1, 2022	March 26, 2021	$	%
Restructuring charges	$5,162	$741	$4,421	597%	$5,067	$10,764	$(5,697)	(53)%
Percentage of total revenue	2%	—%			1%	2%
Current Quarter and Year-To-Date: Q2 2022 vs. Q2 2021
Restructuring charges of $4.5 million were incurred during the second quarter of fiscal 2022 in relation to our fiscal 2022 restructuring plan within our entertainment organization to create capacity to support our higher priority focus areas. For additional information on our Restructuring programs, see Note 13 "Restructuring" to our unaudited interim condensed consolidated financial statements.
Other Income/Expense
Other income/expense primarily consists of interest income earned on cash and investments and the net gains or losses from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	April 1, 2022	March 26, 2021	$	%	April 1, 2022	March 26, 2021	$	%
Other income	$101	$2,180	$(2,079)	(95)%	$962	$4,395	$(3,433)	(78)%
Percentage of total revenue	—%	1%			—%	1%
Current Quarter: Q2 2022 vs. Q2 2021

Category	Key Drivers
Other Income	â	Lower yields primarily due to $0.4 million losses in mutual fund investments held in our SERP in the current year, and $1.3 million income attributable to our equity method investment in the prior year
Year-To-Date: Q2 2022 vs. Q2 2021

Category	Key Drivers
Other Income	â	Lower yields primarily due to a $1.9 million income attributable on our equity method investment in the prior year
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	April 1, 2022	March 26, 2021	April 1, 2022	March 26, 2021
Provision for income taxes	$(6,932)	$(9,022)	$(18,364)	$(33,294)
Effective tax rate	16.0%	10.6%	13.6%	13.2%

Current Quarter: Q2 2022 vs. Q2 2021

Factor	Impact On Effective Tax Rate
Stock-based Compensation	á	Lower benefit related to the settlement of stock-based awards.
Foreign Operations	á	Lower benefit from earned income in lower tax jurisdictions.
Year-To-Date: Q2 2022 vs. Q2 2021

Factor	Impact On Effective Tax Rate
Stock-based Compensation	á	Lower benefit related to the settlement of stock-based awards
Net (Income)/Loss Attributable to Controlling Interest

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	April 1, 2022	March 26, 2021	$	%	April 1, 2022	March 26, 2021	$	%
Net (income)/loss attributable to controlling interest	$201	$(128)	$329	(257)%	$205	$(7,620)	$7,825	(103)%
Percentage of total revenue	—%	—%			—%	(1)%
Year-To-Date: Q2 2022 vs. Q2 2021
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
As of April 1, 2022, we had cash and cash equivalents of $900.4 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $265.8 million, which consisted primarily of corporate bonds, municipal debt securities, government bonds, commercial paper, U.S. agency securities, and certificates of deposit.
The following table presents selected financial information as of April 1, 2022 and September 24, 2021 (in thousands):

	April 1, 2022	September 24, 2021
Cash and cash equivalents	$900,393	$1,225,380
Short-term investments	141,688	38,839
Long-term investments	124,142	62,819
Accounts receivable, net	227,263	232,609
Accounts payable and accrued liabilities	239,918	280,507
Working capital	1,340,611	1,444,781
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
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $2.2 billion of stock repurchases under the program.
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

Operating Activities

	Fiscal Year-to-Date Ended
	April 1, 2022	March 26, 2021
Net cash provided by operating activities	$94,659	$165,628
Net cash provided by operating activities decreased $71.0 million in the fiscal year-to-date period ended April 1, 2022 as compared to the fiscal year-to-date period ended March 26, 2021, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	â	Lower revenue, higher S&M expenses, and higher costs associated with the resolution of a legal matter discussed in Note 15 to the condensed consolidated financial statements
Investing Activities

	Fiscal Year-to-Date Ended
	April 1, 2022	March 26, 2021
Net cash used in investing activities	$(247,052)	$(15,757)
Net cash used in investing activities was $231.3 million higher in the fiscal year-to-date period ended April 1, 2022 as compared to the fiscal year-to-date period ended March 26, 2021, primarily due to the following:

Factor	Impact On Cash Flows
Purchase of Investments	â	Higher outflows for the purchase of marketable investment securities, and other investments
Business Combinations	â	Higher expenditures for the acquisition of Millicast completed during the second quarter of fiscal 2022
Sale of Assets	â	Lower inflows for the sale of property in the prior year that was 51% owned by the controlling interest
Financing Activities

	Fiscal Year-to-Date Ended
	April 1, 2022	March 26, 2021
Net cash used in financing activities	$(170,260)	$(120,770)
Net cash used in financing activities was $49.5 million higher in the fiscal year-to-date period ended April 1, 2022 as compared to the fiscal year-to-date period ended March 26, 2021, primarily due to the following:

Factor	Impact On Cash Flows
Common Stock Issuance	â	Lower inflows from employee stock option exercises
Share Repurchases	â	Higher outflows from increases in common stock repurchases
Dividend Payments	â	Higher outflows for the payment of our quarterly cash dividend to common stockholders primarily as a result of a $0.03 per share increase compared to the prior fiscal year
Distribution to Controlling Interest	á	Lower outflows for distributions to controlling interest due to the sale of property that was 51% owned by the controlling interest in fiscal 2021, that did not recur in fiscal 2022
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
In the second quarter of fiscal 2022, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of April 1, 2022, we had cash and cash equivalents of $900.4 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $265.8 million, which consisted primarily of corporate bonds, municipal debt securities, government bonds, commercial paper, U.S. agency securities, and certificates of deposit. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At April 1, 2022, the weighted-average credit quality of our investment portfolio was AA+, with a weighted-average maturity of approximately ten months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of April 1, 2022, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $2.5 million and $1.3 million, respectively.
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
The pre-tax gains and losses attributed to the effective portion of cash flow hedges recognized in AOCI were not material in the second quarter of fiscal 2022 and in the fiscal year-to-date period ended April 1, 2022. The pre-tax losses attributed to the effective portion of cash flow hedges recognized in AOCI were $5.0 million and $3.9 million in the second quarter of fiscal 2021 and in the fiscal year-to-date period ended March 26, 2021, respectively.

The pre-tax effective portion of the gains and losses reclassified to the condensed consolidated statements of operations was not material in the second quarter of fiscal 2022 and in the fiscal year-to-date period ended April 1, 2022. The pre-tax effective portion of the gains reclassified to the condensed consolidated statements of operations was $2.7 million in the second quarter of fiscal 2021 and was $4.0 million in the fiscal year-to-date period ended March 26, 2021.
We also enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure and selected anticipated expenses. The contracts hedging receivables and payables are carried at fair value with changes in the fair value recorded to other income/(expense), net, in our condensed consolidated statements of operations. The contracts hedging foreign currency denominated operating expenses are carried at fair value with changes in the fair value recorded to other comprehensive income until the hedged expenses are reported in our condensed consolidated statements of operations.
As of April 1, 2022 and September 24, 2021, the outstanding derivative instruments had maturities of equal to or less than 6 months, and the total notional amounts of outstanding contracts were $87.8 million and $51.0 million, respectively.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of April 1, 2022. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an decrease in the fair value of our financial instruments by $2.9 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $2.9 million.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ending April 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of IP rights, commercial, employment, and other matters. In our opinion, resolution of these pending matters is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, other than the impact of the litigation matter discussed in Note 15 to the unaudited interim condensed consolidated financial statements, any such amounts are either immaterial, or it is not probable that a potential loss has been incurred or the amount of loss cannot be reasonably estimated. For additional information on this litigation matter, see Note 15 "Commitments and Contingencies" to our unaudited interim condensed consolidated financial statements.

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
Our revenue and associated demand from cinema product sales is dependent upon industry and economic cycles, which are subject to risks including delays in cinematic releases and reduced operating capacity related to COVID-19, along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in the China market, which is subject to economic risks as well as geopolitical risks. Furthermore, future growth of our cinema products business also depends upon new theater construction and entering into an equipment replacement cycle whereby previously purchased cinema products are upgraded or replaced. To the extent that we do not make progress in these areas, or are faced with pricing pressures, competing technologies, or other global macroeconomic challenges our revenue may be adversely impacted.
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
Consumer Spending Weakness. Weakness in general economic conditions due to inflation, recession, pandemic or other worsening economic conditions, may suppress consumer demand in our markets. Many of the products in which our technologies are incorporated are discretionary goods, such as PCs, TVs, STBs, Blu-ray Disc players, video game consoles, AVRs, mobile devices, in-car entertainment systems, and home-theater systems. Weakness in general economic conditions may also lead to licensees and customers becoming delinquent on their obligations to us or being unable to pay, resulting in a higher level of write-offs. Economic conditions, including business slowdown caused by COVID-19, may increase underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increase the unauthorized use of our technologies.
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

Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of April 1, 2022, we had approximately 16,400 issued patents in addition to approximately 4,200 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2045. If we are unable to expand on our patent portfolio or refresh our technology with new patented inventions, our revenue could decline.
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
In some instances, we have contractually agreed to provide indemnifications to licensees relating to our IP. Additionally, at times we have chosen to defend our licensees from third party IP infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future. See Note 15 "Commitments and Contingencies" to our unaudited interim condensed consolidated financial statements for a discussion of the Intertrust matter.

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
•Limited or no patent protection for our DD technologies in geographies such as China, Taiwan, and India, which may require us to obtain patent rights for new and existing technologies in order to grow or maintain our revenue; and
•Because of limitations in the legal systems in many countries, our ability to obtain and enforce patents in many countries is uncertain, and we must strengthen and develop relationships with entertainment industry participants worldwide to increase our ability to enforce our IP and contractual rights without relying solely on the legal systems in the countries in which we operate.
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
We also may suffer data security breaches and the unauthorized access to, misuse or acquisition of, personal data or other sensitive and confidential information as the result of intentional or inadvertent breaches or other compromises by our employees or service providers. Any data security breach or other incident, whether external or internal in origin, could compromise our networks and systems, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products. Any such breach or other incident can result in the information stored on our networks and systems, or our vendors' networks and systems, being improperly accessed or acquired, publicly disclosed, lost, or stolen, which could subject us to liability to our customers, suppliers, business partners and others. We seek to detect and investigate such attempts and incidents and to prevent their recurrence where practicable through changes to our internal processes and tools, but in some cases preventive and remedial action might not be successful. In addition, despite the implementation of network security measures, our networks, or our vendors' networks, also may be vulnerable to computer viruses, malware, ransomware, cyber extortion, social engineering, denial of service, and other similar disruptions. These risks could also be elevated in connection with the military conflict between Russia and Ukraine. Disruptions to our information technology systems, due to outages, security breaches or other causes, could also have severe consequences to our business, including financial loss and reputational damage.
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

LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 57% and 64% of our revenue was derived outside of the U.S. in the fiscal year-to-date period ended April 1, 2022 and March 26, 2021, respectively. We are subject to a number of risks related to conducting business internationally, including:

•U.S. and foreign government trade restrictions or sanctions, including those which may impose restrictions on the importation of programming, technology, or components to or from the U.S., and those which may put restrictions or prohibitions on the exportation, reexportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons, including any political or economic responses and counter-responses or otherwise by various global actors relating to the military conflict between Russia and Ukraine;
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

STOCK-RELATED ISSUES
Controlling Stockholder. At April 1, 2022, the Dolby family and their affiliates owned 385,589 shares of our Class A common stock and 36,012,733 shares of our Class B common stock. As of April 1, 2022, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 84.7% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

Business Interruptions by Natural Disasters and Other Events Beyond Our Control. Although we maintain crisis management plans, our business operations are subject to interruption by natural disasters and catastrophic events beyond our control, including, but not limited to, earthquakes, hurricanes, typhoons, tropical storms, floods, tsunamis, fires, droughts, tornadoes, public health issues and pandemics, severe changes in climate, war, terrorism, and geopolitical unrest and uncertainties. Further, outbreaks of pandemic diseases, or the fear of such events, could provoke (and in the case of COVID-19 has provoked) responses, including government-imposed travel restrictions and limits on access to entertainment venues. These responses could negatively affect consumer demand and our business, particularly in international markets. War, including the military conflict between Russia and Ukraine and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, could also affect our business. For example, we have R&D facilities and a large number of employees in Eastern Europe, and any business interruptions or other spillover effects from such conflict could adversely impact our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, $200.0 million, $200.0 million, $350.0 million, $350.0 million, $350.0 million, and $250.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, October 23, 2014, January 25, 2017, July 25, 2018, July 31, 2019, July 29, 2021, and February 3, 2022 respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate.
The following table provides information regarding our share repurchases made under the program during the second quarter of fiscal 2022:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share(1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases(2)
January 1, 2022 - January 28, 2022	—	$—	—	$255.8 million
January 29, 2022 - February 25, 2022	1,030,032	$76.18	1,030,032	$427.3 million
February 26, 2022 - April 1, 2022	86,000	$74.88	86,000	$420.9 million
Total	1,116,032		1,116,032
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
Date: May 5, 2022

DOLBY LABORATORIES, INC.
By:	/S/ ROBERT PARK
Robert Park
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)